Form 10-Q
period 2001-06-30
GLOBAL POWER EQUIPMENT GROUP INC/
filed 2001-08-14
CIK 1136294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .................... to ........................

Commission File Number: 001-16501

GLOBAL POWER EQUIPMENT GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	73-1541378 (I.R.S. Employer Identification No.)

6120 South Yale, Suite 1480, Tulsa, Oklahoma
(Address of principal executive offices)

74136
(Zip Code)

(918) 488-0828
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Global Power Equipment Group Inc. had 43,953,340 shares of its $.01 par value common stock outstanding as of August 7, 2001.

GLOBAL POWER EQUIPMENT GROUP INC.

FORM 10-Q
June 30, 2001

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,	December 30,
	2001	2000

ASSETS	(Unaudited)
Current Assets:

Cash and cash equivalents	$5,620	$26,308

Accounts receivable, net of allowance of $1,821 and $1,841	118,187	67,798

Inventories	11,540	9,738

Costs and estimated earnings in excess of billings	63,550	65,260

Deferred tax assets	14,527	—

Other current assets	11,301	1,833

Total current assets	224,725	170,937

Property, plant and equipment, net	26,365	19,433

Deferred tax assets	73,893	—

Goodwill, net	45,066	45,879

Other assets	4,321	9,444

Total assets	$374,370	$245,693

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:

Current maturities of long-term debt	$10,754	$3,963

Accounts payable	31,556	38,055

Accrued compensation and employee benefits	7,545	8,282

Accrued warranty	12,571	9,720

Billings in excess of costs and estimated earnings	150,963	119,110

Other current liabilities	6,653	9,002

Total current liabilities	220,042	188,132

Long-term debt, net of current maturities	106,336	215,131

Commitments and contingencies
Members’ equity (deficit)	—	(157,570)

Stockholders’ equity
Common stock	440	—

Additional paid-in capital	(27,973)	—

Accumulated comprehensive loss	(141)	—

Retained earnings	75,666	—

Total stockholders’ equity	47,992	—

Total Liabilities and Equity	$374,370	$245,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended

	June 30,	June 24,	June 30,	June 24,
	2001	2000	2001	2000

Revenues	$171,435	$92,898	$327,605	$203,981

Cost of sales	140,428	76,050	270,184	168,656

Gross profit	31,007	16,848	57,421	35,325

Selling and administrative expenses	10,390	6,341	18,923	12,276

Amortization expense	450	259	847	518

Operating income	20,167	10,248	37,651	22,531

Interest expense, net	5,991	211	12,383	1,002

Income before income taxes and extraordinary loss	14,176	10,037	25,268	21,529

Income tax provision	3,124	71	4,055	188

Income tax benefit from tax status change	(88,000)	—	(88,000)	—

Income before extraordinary loss	99,052	9,966	109,213	21,341

Extraordinary loss on debt extinguishment, net of tax	18,060	—	18,060	—

Net income	80,992	9,966	91,153	21,341

Preferred dividend	907	—	2,947	—

Net income available to common stockholders	$80,085	$9,966	$88,206	$21,341

Basic income per common share
Income before extraordinary loss	$2.62	$0.02	$3.08	$0.03

Extraordinary loss	(0.48)	—	(0.52)	—

Net income available to common stockholders	$2.14	$0.02	$2.56	$0.03

Diluted income per common share
Income before extraordinary loss	$2.50	$0.01	$2.93	$0.03

Extraordinary loss	(0.46)	—	(0.50)	—

Net income available to common stockholders	$2.04	$0.01	$2.43	$0.03

Pro forma amounts to reflect pro forma income taxes and adjustment of tax benefit from tax status change
Income before income taxes and extraordinary loss	$14,176	$10,037	$25,268	$21,529

Income tax provision	5,529	3,914	9,855	8,396

Income before extraordinary loss	$8,647	$6,123	$15,413	$13,133

Income per common share before extraordinary loss
Basic income per common share	$0.23	$0.01	$0.45	$0.02

Diluted income per common share	0.22	0.01	0.43	0.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended

	June 30,	June 24,
	2001	2000

Operating activities:

Net income	$91,153	$21,341

Adjustments to reconcile net income to net cash provided by operating activities-
Extraordinary loss	18,060	—

Income tax benefit from tax status change	(88,000)	—

Depreciation and amortization	3,947	1,821

Deferred income taxes	(419)	—

Changes in operating items (Note 12)	(24,376)	32,422

Net cash provided by operating activities	365	55,584

Investing activities:

Purchases of property, plant, and equipment, net	(8,539)	(1,404)

Financing activities:

Proceeds from issuance of long-term debt	111,446	—

Payments on long-term debt	(236,543)	(12,669)

Net proceeds from stock issuance	131,243	—

Preferred dividends	(6,334)	—

Member tax distribution	(11,017)	(10,990)

Other assets	(1,309)	—

Net cash used for financing activities	(12,514)	(23,659)

Net increase (decrease) in cash and cash equivalents	(20,688)	30,521

Cash and cash equivalents, beginning of period	26,308	11,113

Cash and cash equivalents, end of period	$5,620	$41,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BUSINESS AND ORGANIZATION

Global Power Equipment Group Inc. and Subsidiaries (the Company or GPEG) designs, engineers and manufactures heat recovery and auxiliary power equipment. The Company’s corporate headquarters are located in Tulsa, Oklahoma, with operating facilities in Plymouth, Minnesota; Tulsa, Oklahoma; Fort Smith, Arkansas; Auburn, Massachusetts; Worcester, Massachusetts; Clinton, South Carolina; Monterrey, Mexico; Toluca, Mexico; San Antonio, Mexico and Heerlen, Netherlands.

2. INTERIM FINANCIAL STATEMENTS

The condensed consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements, in the opinion of management, include normal recurring adjustments and reflect all adjustments which are necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s registration statement on Form S-1 (No. 333-56832) as amended. The quarterly results are not necessarily indicative of the actual results that may occur for the entire fiscal year.

3. PUBLIC OFFERING OF COMMON STOCK

On May 18, 2001, the Company sold 7,350,000 shares of common stock, $.01 par value, in an underwritten initial public offering (IPO) at a price of $20.00 per share, less underwriting discounts and commissions. The underwriters also exercised an option to purchase an additional 1,102,500 shares of common stock from existing shareholders to cover over-allotments. The net proceeds of the offering to the Company totaled approximately $131.2 million. The net proceeds were used to (1) repay a portion of the senior term loans and a portion of the senior subordinated loan and to pay related prepayment premiums, (2) pay a distribution in an aggregate amount equal to the accrued and unpaid dividends on the preferred units of GEEG Holdings, LLC, and (3) the balance was used for general corporate purposes.

Upon completion of the initial public offering, the Company’s previously outstanding 1,008,968 preferred units with a $100 par value and 1,122,280 common units with a $10 par value were converted to 5,044,839 and 31,558,501 shares of common stock, respectively. The 103,889 outstanding options to purchase common units at the time of the IPO were converted to 2,921,356 common share options. All share and per share amounts on the accompanying condensed consolidated financial statements have been restated to give effect to the conversion of common units to common shares using a 28.10 conversion ratio.

4. INCOME TAXES

Prior to the Company’s IPO, the Company’s primary operating subsidiaries were limited liability companies (LLC) treated as partnerships for federal income tax purposes. Due to the Company changing tax status at the IPO date from an LLC to a taxable entity, the Company was required to record all deferred tax assets and liabilities which were previously the responsibility of the LLC members. As a result, the Company recorded a net deferred tax asset on the date of the reorganization of approximately $88.0 million and recorded a corresponding $88.0 million income tax benefit.

The following summarizes the income tax provision (benefit) for the quarters ended June 30, 2001 and June 24, 2000, (in thousands, does not reflect effects of extraordinary loss and recognition of deferred tax asset upon conversion to a taxable entity):

	For the three months ended

	June 30, 2001	June 24, 2000

Current:

Federal	$2,844	$61

State	459	10

Foreign	240	—

Deferred	(419)	—

Income tax provision	$3,124	$71

As previously mentioned, the Company had no significant deferred tax items as of June 24, 2000. As of June 30, 2001, the components of deferred income taxes consist of the following (in thousands):

Current:

Inventories	$7,168

Warranty reserve	4,531

Accrued compensation and benefits	1,861

Other accruals and reserves	967

Total net current deferred tax assets	$14,527

Long-term:
Cost in excess of net assets of business acquired	$75,075

Property and equipment	(1,651)

Other	469

Total net long-term deferred tax assets	$73,893

The Company’s effective tax rate is different from its statutory rate for all periods presented due to periods of time when the Company was a non-taxable LLC entity.

The pro forma income tax provision shown on the condensed consolidated statements of income is presented assuming the Company had been a C-Corporation during the entire three and six month periods ended June 30, 2001 and June 24, 2000 using an effective tax rate of 39 percent including elimination of the effect of recording the one-time tax benefit for the change in tax status.

5. DEBT EXTINGUISHMENT

On May 23, 2001, the Company retired certain existing debt of approximately $172.9 million by refinancing $60.0 million into a Term A loan under an amended and restated senior credit facility and using $112.9 million of IPO proceeds to pay off the outstanding balances on the senior Term B and Term C loans of $103.8 million and $13.9 million, respectively, and $27.5 million of the senior subordinated loan. On June 15, 2001, the Company retired the remaining $40.0 million of its senior subordinated loan by borrowing an additional $35.0 million on the new Term A senior loan and $5.0 million on the Company’s revolving credit facility.

An extraordinary loss, net of tax, on these debt extinguishments of approximately $18.1 million was recognized during the three months ended June 30, 2001. The loss included $13.4 million of retirement premiums, $8.0 million write-off of the senior subordinated loan discount, and $8.2 million write-off of associated debt issuance costs, net of a tax benefit of $11.5 million.

The amended and restated senior credit facility matures in May 2005. In addition, the Company obtained a new revolving credit facility which allows for borrowings of up to $75.0 million. The revolving credit facility also matures in May 2005. At the Company’s option, borrowings under the amended and restated senior credit facility will bear interest at either the Eurodollar rate or an alternate base rate, plus, in each case, an applicable margin. The applicable margin will range from 1.0% to 2.25% in the case of a Eurodollar based loan and from 0% to 1.25% in the case of a base rate loan, in each case, based on a leverage ratio. The amended and restated senior credit facility is guaranteed by all of the Company’s domestic subsidiaries, and is secured by a lien on all of the Company’s assets. The amended and restated senior credit facility contains, among other restrictions, various covenants including maximum leverage and capital expenditures levels and minimum interest and fixed charge coverage ratios. As of June 30, 2001, the Company was in compliance with all such covenants.

6. INVENTORIES

Inventories primarily consist of raw materials and are stated at the lower of first-in, first-out cost or market.

7. EARNINGS PER SHARE

Basic and diluted earnings per common share are calculated as follows (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended

	June 30,	June 24,	June 30,	June 24,
	2001	2000	2001	2000

Basic income per common share
Numerator:

Income before extraordinary loss	$99,052	$9,966	$109,213	$21,341

Preferred stock dividend	(907)	—	(2,947)	—

Income available to common stockholders	98,145	9,966	106,266	21,341

Extraordinary loss	(18,060)	—	(18,060)	—

Net income available to common stockholders	$80,085	$9,966	$88,206	$21,341

Denominator (Note 3):

Weighted average shares outstanding	37,480,480	633,417,313	34,503,131	633,417,313

Basic income per common share
Income before extraordinary loss	$2.62	$0.02	$3.08	$0.03

Extraordinary loss	(0.48)	—	(0.52)	—

Net income available to common stockholders	$2.14	$0.02	$2.56	$0.03

Diluted income per common share
Numerator:

Income before extraordinary loss	$99,052	$9,966	$109,213	$21,341

Preferred stock dividend	(907)	—	(2,947)	—

Income available to common stockholders	98,145	9,966	106,266	21,341

Extraordinary loss	(18,060)	—	(18,060)	—

Net income available to common stockholders	$80,085	$9,966	$88,206	$21,341

Denominator (Note 3):

Weighted average shares outstanding	37,480,480	633,417,313	34,503,131	633,417,313

Dilutive effect of options to purchase common stock	1,739,153	165,428,475	1,715,898	165,179,274

Weighted average shares outstanding assuming dilution	39,219,633	798,845,788	36,219,029	798,596,587

Diluted income per common share
Income before extraordinary loss	$2.50	$0.01	$2.93	$0.03

Extraordinary loss	(0.46)	—	(0.50)	—

Net income available to common stockholders	$2.04	$0.01	$2.43	$0.03

8. DERIVATIVE FINANCIAL INSTRUMENTS

The Company adopted Statement of Financial Accounting Standard No.133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133), effective December 31, 2000. In accordance with SFAS 133, the Company marked all derivatives to fair value through other comprehensive income.

On December 29, 2000, the Company entered into a zero-cost interest rate collar whereby it held an 8% interest rate cap and had written a 5.36% interest rate floor. The Company designated the interest rate collar as a hedge of the variability of a portion of its floating-rate interest payments attributable to changes in market interest rates. As such, the Company used the interest rate collar to place both a minimum and maximum limit on the total interest payments the Company was obligated to pay approximately $77.1 million of its floating rate debt under its former debt agreements. In conjunction with the Company’s IPO and extinguishment of debt, the interest rate collar no longer qualified as a hedge under SFAS 133 and the Company recognized, through a charge to interest expense, approximately $1.4 million for the fair value of the interest rate collar at June 30, 2001. The interest rate collar agreement was cancelled on July 20, 2001 with a remaining residual amount of approximately $0.5 million to be charged to interest expense in the third quarter of fiscal 2001.

Notional amounts outstanding under foreign currency option agreements at June 30, 2001, were $600,000. The fair values of the option agreements were not significant as of June 30, 2001.

9. LITIGATION

The Company is involved in legal actions which arise in the ordinary course of its business. Although the outcomes of any such legal actions cannot be predicted, in the opinion of management, the resolution of any currently pending or threatened actions will not have a material adverse effect upon the consolidated financial position or results of operations of the Company.

10. SEGMENT INFORMATION

The “management approach” called for by Statement of Financial Accounting Standards No.131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131) has been used by GPEG management to present the segment information which follows. Management makes decisions using a product group focus resulting in two operating segments, Heat Recovery Equipment and Auxiliary Power Equipment. The Company evaluates performance based on net income or loss not including certain items as noted below. Intersegment revenues were not significant for any period. During the period ended June 30, 2001, there have been no changes in the Company’s basis for segmentation or the measurement of segment income.

The following table represents information about segment income and assets (in thousands):

	Heat Recovery Equipment		Auxiliary Power Equipment

	For the Three Months Ended		For the Three Months Ended

	June 30, 2001	June 24, 2000	June 30, 2001	June 24, 2000

Revenues	$108,361	$59,853	$63,074	$33,045

Interest expense	1,993	—	3,888	671

Depreciation and amortization	602	535	711	295

Income tax expense	1,379	54	1,961	17

Net income	7,591	5,986	4,333	3,598

Assets	165,852	83,523	128,059	48,458

Capital expenditures	234	314	1,158	111

	For the Six Months Ended		For the Six Months Ended

	June 30, 2001	June 24, 2000	June 30, 2001	June 24, 2000

Revenues	$201,238	$127,281	$126,367	$76,700

Interest expense	4,652	—	7,613	1,400

Depreciation and amortization	1,141	1,031	1,246	585

Income tax expense	1,409	176	2,862	12

Net income	14,683	11,264	7,580	9,734

Assets	165,852	83,523	128,059	48,458

Capital expenditures	402	725	8,137	679

The following tables present information which reconciles segment information to consolidated totals (in thousands):

	For the Three Months Ended		For the Six Months Ended

	June 30, 2001	June 24, 2000	June 30, 2001	June 24, 2000

Total segment income	$11,924	$9,584	$22,263	$20,998

Tax benefit from tax status change	88,000	—	88,000	—

Unallocated interest income	13	459	153	524

Other	(885)	(77)	(1,203)	(181)

Consolidated income before extraordinary loss	$99,052	$9,966	$109,213	$21,341

	For the Six Months Ended

	June 30, 2001	June 24, 2000

Assets
Total segment assets	$293,911	$131,981

Corporate cash and cash equivalents	2,329	41,080

Other unallocated amounts	78,130	831

	$374,370	$173,892

The following table represents revenues by product group (in thousands):

	Three Months Ended		Six Months Ended

	June 30,	June 24,	June 30,	June 24,
	2001	2000	2001	2000

Heat recovery equipment segment:

HRSGs	$83,882	$48,947	$147,368	$103,537

Specialty boilers	24,479	10,906	53,870	23,744

Total segment	$108,361	$59,853	$201,238	$127,281

Auxiliary power equipment segment:

Exhaust systems	$24,874	$16,509	$57,261	$43,187

Inlet systems	16,321	11,725	31,935	27,233

Other	21,879	4,811	37,171	6,280

Total segment	$63,074	$33,045	$126,367	$76,700

The following table presents revenues by geographic region (in thousands):

	For the Three Months Ended		For the Six Months Ended

	June 30,	June 24,	June 30,	June 24,
	2001	2000	2001	2000

United States	$146,440	$85,831	$290,436	$184,431

Asia	2,067	736	4,768	6,808

Europe	2,909	3,466	7,115	6,864

Other	20,019	2,865	25,286	5,878

Total	$171,435	$92,898	$327,605	$203,981

11. MAJOR CUSTOMERS

The Company has certain customers that represent more than 10 percent of consolidated revenues for the following periods:

	Three Months Ended		Six Months Ended

	June 30,	June 24,	June 30,	June 24,
	2001	2000	2001	2000

Customer A	24%	29%	22%	30%

Customer B	15%	26%	14%	24%

Customer C	12%	0%	10%	0%

As of June 30, 2001, customer A, customer B, and customer C made up 20%, 24%, and 0%, respectively, of the consolidated accounts receivable balance. As of June 24, 2000, customer A, customer B, and customer C made up 24%, 20%, and 0% respectively, of the consolidated accounts receivable balance.

12. SUPPLEMENTAL CASH FLOW INFORMATION

Changes in current operating items were as follows (in thousands):

	Six Months Ended

	June 30, 2001	June 24, 2000

Accounts receivable	$(50,389)	$4,429

Inventories	(1,802)	150

Costs and estimated earnings in excess of billings	1,710	(18,916)

Accounts payable	(6,499)	2,091

Accrued expenses and other	751	1,523

Billings in excess of costs and estimated billings	31,853	43,145

	$(24,376)	$32,422

Supplemental cash flow disclosures are as follows (in thousands):

	Six Months Ended

	June 30, 2001	June 24, 2000

Cash paid during the period for:

Interest	$15,145	$204

Income taxes	1,454	1,386

13. RECENT ACCOUNTING PRONOUNCEMENTS

On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; and effective December 30, 2001, goodwill will no longer be subject to amortization. Management is currently reviewing the provisions of these Statements and their impact on the Company’s results of operations.

14. COMPREHENSIVE INCOME

The table below presents comprehensive income for all applicable periods (in thousands):

	For the Three Months Ended		For the Six Months Ended

	June 30,	June 24,	June 30,	June 24,
	2001	2000	2001	2000

Net income	$80,992	$9,966	$91,153	$21,341

Foreign currency translation	(132)	(58)	(84)	(118)

Comprehensive income	$80,860	$9,908	$91,069	$21,223

PART I. FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

Statements contained in this section include “forward-looking statements” within the meaning of U.S. federal securities laws, which are intended to be covered by the safe harbors created thereby. These forward-looking statements include, in particular, the statements about the Company’s plans, strategies and prospects. Although the Company believes that its plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, it may not achieve its plans, intentions or expectations.

Investors are cautioned that all forward-looking statements involve risks and uncertainties, including without limitation, the ability of the Company to develop markets and sell its products and the effects of competition and pricing. Information concerning some of the factors that could cause actual results to differ materially from those in, or implied by, the forward-looking statements are set forth under “Risk Factors” in the Company’s Registration Statement on Form S-1 (No. 333-56832), as amended, filed with the U.S. Securities and Exchange Commission. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate.

We design, engineer and fabricate a comprehensive portfolio of heat recovery and auxiliary power equipment and provide related services.

On May 13, 1998, GEEG Holdings, L.L.C. was formed as a Delaware limited liability company by the management of Jason Incorporated’s power generation products division for the purpose of acquiring the division. In addition to the equity units issued to its management members, including current executive officers of the Company, GEEG Holdings, L.L.C. issued equity units to several financial investors. On June 5, 1998, GEEG Holdings, L.L.C. acquired Jason Incorporated’s power generation division, consisting of Braden Manufacturing L.L.C., Deltak L.L.C. and other subsidiaries.

In July 2000, the owners of GEEG Holdings, L.L.C. sought purchasers for the Company, as a result of which, in August 2000, GEEG Acquisition Holdings Corp. and GEEG Acquisition Holdings, L.L.C., investment entities controlled by Harvest Partners, Inc., acquired control of GEEG Holdings, L.L.C. in a recapitalization transaction. Pursuant to the operating agreement of GEEG Holdings, L.L.C., the representatives of Harvest Partners, Inc. controlled a majority of the votes on the board of directors.

In addition, under the terms of the recapitalization that were negotiated between GEEG Holdings, L.L.C. and Harvest Partners, Inc.:

•	GEEG Acquisition Holdings, L.L.C. and GEEG Acquisition Holdings Corp. contributed $82.0 million in cash and received equity interests in GEEG Holdings, L.L.C. representing an 81.5% voting interest, including equity interests issued in connection with the senior subordinated loan;

•	existing investors received approximately $233 million in cash and escrow funds;

•	members of management and several financial investors retained an aggregate 18.5% equity investment in GEEG Holdings, L.L.C.; and

•	officers, directors and employees of GEEG Holdings, L.L.C. received approximately $38.1 million in cash in consideration for the cancellation of options.

GEEG Holdings, L.L.C. partially financed the recapitalization with $140.0 million of borrowings under a senior credit facility and a $67.5 million senior subordinated loan.

In October 2000, GEEG Holdings, L.L.C. acquired CFI Holdings, Inc. and its subsidiary, Consolidated Fabricators Inc., for $25.2 million. The purchase price consisted of (1) $15.2 million in cash and escrow funds, (2) $5.5 million in promissory notes, (3) $2.5 million in earn-out payments and (4) $2.0 million in equity interests in GEEG Holdings, L.L.C.

On May 18, 2001, the Company completed a reorganization, as a result of which Global Power Equipment Group Inc. (GPEG or the Company) became the successor to GEEG Holdings, L.L.C. On May 23, 2001, the Company completed the initial public offering (IPO) of 7,350,000 shares of its common stock. The beneficial ownership of the Company’s common stock immediately after completion of the reorganization transaction, but prior to the closing of the IPO, was identical to the beneficial ownership of the common and preferred units of GEEG Holdings, L.L.C. immediately before the reorganization transaction. As part of the reorganization transaction, the following occurred:

•	GEEG Holdings, L.L.C. declared a distribution on its preferred units in an aggregate amount of $6.3 million, which was equal to the accrued and unpaid dividend on those units, which was paid from the proceeds of the offering;

•	GEEG Holdings, L.L.C. declared a distribution to its members on account of their remaining fiscal year 2001 tax liability, a portion of which was paid during the second fiscal quarter after completion of the initial public offering. The remaining balance will be paid out of available cash once the amount of the tax liability is determined; and
•	the holders of common and preferred units of GEEG Holdings, L.L.C. exchanged their units for shares of GPEG’s common stock.

In connection with the reorganization and the IPO, the Company refinanced a portion of its outstanding indebtedness. The Company used a portion of the net proceeds from the IPO to repay $27.5 million of its outstanding senior subordinated loan and the outstanding balance of its outstanding senior term loans under its senior credit facility, amounting to $145.4 million. The Company refinanced the remaining balance on its senior term loans under its senior credit facility using the proceeds of a term A loan under an amended and restated senior credit facility. For additional information, see “Liquidity and Capital Resources” below. This refinancing of the Company’s outstanding indebtedness resulted in an approximate $9.7 million after-tax extraordinary loss from the write-off of deferred financing costs and debt discount, as well as prepayment premiums relating to the prepayment of long-term debt. On June 15, 2001, the Company retired the remaining $40.0 million of its senior subordinated loan with the proceeds of a $35.0 million increase to the new term loan facility and $5.0 million on the Company's revolving credit facility. This debt extinguishment resulted in an approximate $8.4 million after-tax extraordinary loss from the write-off of deferred financing costs and debt discount, as well as prepayment premiums relating to the prepayment of long-term debt. These extraordinary loss amounts were charged to earnings in the second quarter.

During the quarter the Company incurred an approximate $0.8 million after-tax expense from the immediate vesting of certain options that were granted at exercise prices which were deemed less than fair value at the date of grant.

Results of Operations

The table below represents the operating results of the Company for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended

	June 30,	June 24,	June 30,	June 24,
	2001	2000	2001	2000

Revenues	$171,435	$92,898	$327,605	$203,981

Cost of sales	140,428	76,050	270,184	168,656

Gross profit	31,007	16,848	57,421	35,325

Selling and administrative expenses	10,390	6,341	18,923	12,276

Amortization expense	450	259	847	518

Operating income	20,167	10,248	37,651	22,531

Interest expense, net	5,991	211	12,383	1,002

Income before income taxes and extraordinary loss	14,176	10,037	25,268	21,529

Income tax provision	3,124	71	4,055	188

Income tax benefit from tax status change	(88,000)	—	(88,000)	—

Income before extraordinary loss	$99,052	$9,966	$109,213	$21,341

Our fiscal year ends on the last Saturday in December. As a result, references in this quarterly report to fiscal year 2000 refer to the fiscal year ended December 30, 2000, and to fiscal year 2001 refer to the fiscal year ended December 29, 2001. References to the second quarter of fiscal year 2000 refer to the three months ended June 24, 2000 and references to the second quarter of fiscal year 2001 refer to the three months ended June 30, 2001.

Three months ended on June 30, 2001 compared to three months ended on June 24, 2000

Revenues

Revenues increased 84.5% to $171.4 million for the second quarter of fiscal year 2001 from $92.9 million for the second quarter of fiscal year 2000. This increase was primarily the result of larger multiple unit orders for heat recovery steam generators (HRSGs) and a significant increase in the volume of auxiliary power equipment products sold. These increases in order size and volume were caused by the higher demand experienced overall in the gas turbine power generation equipment industry. Development of new gas turbine power plants continued to increase substantially in the second quarter of fiscal year 2001, including a greater number of larger projects.

The following table sets forth the Company’s segment revenues for the second quarter of fiscal year 2001 and the second quarter of fiscal year 2000 (dollars in thousands):

	Three Months Ended

	June 30,	June 24,	Percentage
	2001	2000	Change

Heat recovery equipment segment:

HRSGs	$83,882	$48,947	71.4%

Specialty boilers	24,479	10,906	124.5%

Total segment	$108,361	$59,853	81.0%

Auxiliary power equipment segment:

Exhaust systems	$24,874	$16,509	50.7%

Inlet systems	16,321	11,725	39.2%

Other	21,879	4,811	354.8%

Total segment	$63,074	$33,045	90.9%

The heat recovery equipment segment revenues increased 81.0% to $108.4 million for the second quarter of fiscal year 2001 compared to the second quarter of fiscal year 2000. Revenues for HRSGs increased 71.4% to $83.9 million. Although the volume of orders did not increase significantly, orders were much larger, on average, than in the previous year. This enabled the Company to recognize higher revenues compared to the second quarter of fiscal year 2000. Revenues for specialty boilers increased 124.5% to $24.5 million. This increase was due primarily to several larger, multiple unit orders, on which the Company was able to generate substantially increased revenues, as well as accelerated delivery requirements of its customers.

The auxiliary power equipment segment revenues increased 90.9% to $63.0 million for the second quarter of fiscal year 2001 compared to the second quarter of fiscal year 2000. Revenues for exhaust systems increased 50.7% to $24.9 million. This increase was due primarily to the increased volume of orders, resulting from the increased demand and our ability to handle increased orders through the Company’s use of subcontractors to manufacture products. Additional production capacity in Mexico also contributed to its increased production and related revenues. Revenues for inlet systems increased by 39.2% to $16.3 million. Revenues for other equipment increased by 354.8% to $21.9 million. A total of $13.9 million of the increase was attributable to the inclusion in the second quarter of fiscal year 2001 of revenues from Consolidated Fabricators, Inc., which the Company acquired in October 2000. The Company’s focus on the retrofit market, which has provided the Company with access to a broader customer base, as well as an increased volume of orders, resulting from the increased demand and our ability to handle increased orders through our use of subcontractors to manufacture products, also contributed to this increase.

The following table presents the Company’s revenues by geographic region (in thousands):

		Three Months Ended

		June 30, 2001	June 24, 2000

United States		$146,440	$85,831

Asia		2,067	736

Europe		2,909	3,466

Other		20,019	2,865

	Total	$171,435	$92,898

Revenues in the United States comprised 85.4% of the Company’s total revenues for the second quarter of fiscal year 2001 and 92.4% for the second quarter of fiscal year 2000. Revenues in the United States increased 70.6% to $146.4 million for the second quarter of fiscal year 2001 compared to the second quarter of fiscal year 2000, primarily as a result of significant increases in the volume of products sold. This volume increase was primarily caused by the increase in demand experienced overall in the U.S. gas turbine power generation equipment industry. This increase in industry demand reflected the continued increase in demand for electricity and the lack of sufficient power generation facilities in the United States. Revenues in Asia increased by 200.0% to $2.1 million for the second quarter of fiscal year 2001 compared to the second quarter of fiscal year 2000, which is comprised of revenues from several new projects in this region compared to nominal revenues in last years’ second quarter. Other revenues increased 590.0% to $20.0 million for the second quarter of fiscal year 2001 compared to the second quarter of fiscal year 2000, with several projects in South America and Canada contributing to the increase.

Gross Profit

Gross profit increased 84.0% to $31.0 million for the second quarter of fiscal year 2001 from $16.8 million for second quarter of fiscal year 2000 as a result of the increase in our revenues. Gross profit as a percentage of revenues remained stable at 18.1% for the second quarter of fiscal year 2001 and the second quarter of fiscal year 2000.

Selling and Administrative Expenses

Selling and administrative expenses increased 63.9% to $10.4 million for the second quarter of fiscal year 2001 from $6.3 million for the second quarter of fiscal year 2000. Of this increase, (1) $1.0 million resulted from the hiring of additional sales and administrative personnel in connection with the continued growth of our business, (2) $0.8 million of the increase resulted from the expense from the immediate vesting of certain options granted at exercise prices deemed less than fair value at the date of grant, (3) $0.7 million of the increase resulted from insurance, professional and other costs related to becoming a public company and (4) $ 0.4 million of the increase resulted from the inclusion of selling and administrative expenses of Consolidated Fabricators, Inc. As a percentage of revenues, selling and administrative expenses decreased to 6.1% for the second quarter of fiscal year 2001 from 6.8% for the comparable period of fiscal year 2000.

Operating Income

Operating income increased to $20.2 million for the second quarter of fiscal year 2001 from $10.2 million in the second quarter of fiscal year 2000. The increase in revenues, and associated gross profit contributed the major portion to this increase in operating income, with some of the improvement coming from operating leverage in selling and administrative expenses.

Interest Expense, Net

Net interest expense increased to $6.0 million for the second quarter of fiscal year 2001 from $0.2 million for the second quarter of fiscal year 2000. This increase was due primarily to the additional borrowings incurred in connection with the Company’s August 2000 recapitalization. In addition to the increased borrowings, we incurred a $1.4 million expense related to the mark to fair value of our interest rate protection collar associated with the senior term loans taken out as part of the recapitalization transaction and subsequently extinguished during second quarter 2001. We have subsequently terminated the interest rate collar in July 2001. There will be an additional third quarter charge of approximately $0.5 million for the final mark to market of the interest rate collar. As a result of the May 23, 2001, retirement of debt and refinancing of the Company’s senior loans and senior subordinated loans, interest expense will decline proportionally to the decrease in debt.

Income Taxes

GEEG Holdings, L.L.C. and its primary operating subsidiaries were limited liability companies, prior to the reorganization, and were treated as partnerships for income tax purposes. As a result, no income tax provision was made with respect to these entities for periods prior to May 18, 2001. Some of GEEG Holdings, L.L.C.’s subsidiaries were taxed as corporations, causing the Company’s historical consolidated financial statements to reflect a small income tax provision. As a result of the reorganization transaction, the Company became subject to corporate federal and state income taxes for the last half of the second quarter of fiscal year 2001. As a result of the change in the Company’s tax status from an LLC to a C-corporation, it recorded an income tax benefit and related deferred tax asset of $88.0 million, which primarily represents the excess tax basis over book basis related to the August 2000 recapitalization.

Six Months ended on June 30, 2001 compared to Six Months ended on June 24, 2000

Revenues

Revenues increased 60.6% to $327.6 million for the first six months of fiscal year 2001 from $204.0 million for the first six months of fiscal year 2000. This increase was primarily the result of larger multiple unit orders for HRSGs and a significant increase in the volume of auxiliary power equipment products sold. These increases in order size and volume were caused by the higher demand experienced overall in the gas turbine power generation equipment industry. Development of new gas turbine power plants continued to increase substantially in 2001, including a greater number of larger projects.

The following table sets forth the Company’s segment revenues for the first six months of fiscal year 2001 and the first six months of fiscal year 2000 (dollars in thousands):

	Six Months Ended

	June 30,	June 24,	Percentage
	2001	2000	Change

Heat recovery equipment segment:

HRSGs	$147,368	$103,537	42.3%

Specialty boilers	53,870	23,744	126.9%

Total segment	$201,238	$127,281	58.1%

Auxiliary power equipment segment:

Exhaust systems	$57,261	$43,187	32.6%

Inlet systems	31,935	27,233	17.3%

Other	37,171	6,280	491.9%

Total segment	$126,367	$76,700	64.8%

The heat recovery equipment segment revenues increased 58.1% to $201.2 million for the first six months of fiscal year 2001 compared to the first six months of fiscal year 2000. Revenues for HRSGs increased 42.3% to $147.4 million. Although the volume of orders did not increase significantly, orders were much larger, on average, than in the previous year. This enabled the Company to recognize higher revenues compared to the first six months of fiscal year 2000. Revenues for specialty boilers increased 126.9% to $53.9 million. This increase was due primarily to several larger, multiple unit orders, on which the Company was able to generate substantially increased revenues, as well as accelerated delivery requirements of its customers.

The auxiliary power equipment segment revenues increased 64.8% to $126.4 million for the first six months of fiscal year 2001 compared to the first six months of fiscal year 2000. Revenues for exhaust systems increased 32.6% to $57.3 million. This increase was due primarily to the increased volume of orders, resulting from the increased demand and the Company’s ability to handle increased orders through the Company’s use of subcontractors to manufacture products. Additional production capacity in Mexico contributed to the Company’s increased production and related revenues. Revenues for inlet systems increased by 17.3% to $31.9 million. Revenues for other equipment increased by 491.9% to $37.2 million. A total of $25.2 million of the increase was attributable to the inclusion of revenues from Consolidated Fabricators, Inc., which the Company acquired in October 2000. The Company’s focus on the retrofit market, which has provided it with access to a broader customer base, as well as an increased volume of orders resulting from the increased demand and our ability to handle increased orders through our use of subcontractors to manufacture products, also contributed to this increase.

The following table presents the Company’s revenues by geographic region (in thousands):

		Three Months Ended

		June 30, 2001	June 24, 2000

United States		$290,436	$184,431

Asia		4,768	6,808

Europe		7,115	6,864

Other		25,286	5,878

	Total	$327,605	$203,981

Revenues in the United States comprised 88.6% of the Company’s total revenues for the first six months of fiscal year 2001 and 90.4% for the first six months of fiscal year 2000. Revenues in the United States increased 57.5% to $290.4 million for the first six months of fiscal year 2001 compared to the first six months of fiscal year 2000, primarily as a result of significant increases in the volume of products sold. This volume increase was primarily caused by the increase in demand experienced overall in the U.S. gas turbine power generation equipment industry. This increase in industry demand reflected the continued increase in demand for electricity and the lack of sufficient power generation facilities in the United States. Revenues in Asia decreased by 29.4% to $4.8 million for the first six months of fiscal year 2001 compared to the first six months of fiscal year 2000. The Asian revenues are comprised of revenues from several smaller projects and the decrease compared against revenues in the same period last year represents normal fluctuations that can be seen in a given market. Other revenues increased 328.8% to $25.3 million for the first six months of fiscal year 2001 compared to the first six months of fiscal year 2000, with several projects in South America and Canada contributing to the increase.

Gross Profit

Gross profit increased 62.6% to $57.4 million for the first six months of fiscal year 2001 from $35.3 million for first six months of fiscal year 2000 as a result of the increase in our revenues. Gross profit as a percentage of revenues remained relatively stable at 17.5% for the first six months of fiscal year 2001 compared to 17.3% for the first six months of fiscal year 2000.

Selling and Administrative Expenses

Selling and administrative expenses increased 54.1% to $18.9 million for the first six months of fiscal year 2001 from $12.3 million for the first six months of fiscal year 2000. Of this increase, (1) $2.0 million resulted from the hiring of additional sales and administrative personnel in connection with the continued growth of our business, (2) $1.3 million resulted from the inclusion of selling and administrative expenses of Consolidated Fabricators, Inc., (3) $0.8 million of the increase resulted from an expense related to the immediate vesting of certain options granted at exercise prices deemed less than fair value at the date of grant, and (4) $0.7 million of the increase resulted from insurance, professional, and other costs related to becoming a public company. As a percentage of revenues, selling and administrative expenses decreased to 5.8% for the first six months of fiscal year 2001 from 6.0% for the comparable period of fiscal year 2000.

Operating Income

Operating income increased to $37.7 million for the first six months of fiscal year 2001 from $22.5 million in the first six months of fiscal year 2000. The increase in revenues and associated gross profit contributed the major portion to this increase in operating income, with some of the improvement coming from operating leverage in the selling and administrative expenses.

Interest Expense, Net

Net interest expense increased to $12.4 million for the first six months of fiscal year 2001 from $1.0 million for the first six months of fiscal year 2000. This increase was due primarily to the additional borrowings incurred in connection with the August 2000 recapitalization. In addition to the increased borrowings, we incurred a $1.4 million expense related to cost associated with the termination of an interest rate protection collar entered into in connection with the August 2000 recapitalization. There will be a third quarter charge of $0.5 million, as this instrument was terminated in July. As a result of the May 23, 2001, retirement of debt and refinancing of the Company’s senior loans and senior subordinated loans in the second quarter, interest expense will decrease proportionally to the decrease in debt.

Income Taxes

GEEG Holdings, L.L.C. and its primary operating subsidiaries were limited liability companies, prior to the reorganization, and were treated as partnerships for income tax purposes. As a result, no income tax provision was made with respect to these entities for periods prior to May 18, 2001, or during the first six months of fiscal year 2000. Some of GEEG Holdings, L.L.C.’s subsidiaries have been taxed as corporations, causing our historical consolidated financial statements to reflect a small income tax provision. As a result of the reorganization transaction, the Company became subject to corporate federal and state income taxes for the last half of the second quarter of fiscal year 2001. As a result of the change in the Company's tax status from an L.L.C. to a C-Corporation it recorded an income tax benefit and related deferred tax asset of $88.0 million, which primarily represents the excess tax basis over book basis related to the August 2000 recapitalization.

Backlog

Backlog increased $217.4 million for the first six months of fiscal year 2001 compared to an increase of $44.8 million for the first six months of fiscal year 2000. Total backlog increased to approximately $682.0 million at June 30, 2001, compared to $334.2 million at June 24, 2000. Backlog increased $48.4 million during the second quarter of 2001 compared to an increase of $37.0 million in the second quarter of fiscal year 2000. The Company believes that approximately $630 million or 92% of our backlog at June 30, 2001 will be recognized as a portion of our revenues during the 12 months following June 30, 2001. The Company's backlog consists of firm orders from our customers for projects in progress. Backlog does not include preliminary or speculative projects. Sales of projects can only be reflected in the backlog when the customers have made firm commitment. Backlog may vary significantly from quarter to quarter due to the timing of that commitment.

Liquidity and Capital Resources

The Company’s primary sources of cash are net cash flow from operations and borrowings under its amended and restated senior credit facility. The Company's primary uses of this cash are principal and interest payments on indebtedness and capital expenditures.

To finance the August 2000 recapitalization, GEEG Holdings, L.L.C. incurred indebtedness of $207.5 million as follows: (1) $30.0 million under the Company’s senior credit facility in the form of a term A loan that was to mature in July 2006 which bore interest at LIBOR plus 3.25% per annum, (2) $110.0 million under the Company’s senior credit facility in the form of a term B loan that was to mature in July 2008 which bore interest at LIBOR plus 4.00% per annum and (3) $67.5 million in the form of a senior subordinated loan that was to mature in August 2010 which bore interest at a rate of 13.5% per annum. In October 2000, GEEG Holdings, L.L.C. borrowed an additional $15.0 million under the Company’s senior credit facility in the form of a term C loan that was to mature on July 2006 and bore interest at LIBOR plus 3.25% per annum. The loan was used to fund a portion of the acquisition of CFI Holdings, Inc. The senior credit facility also included a revolving credit facility of $55.0 million. Amounts borrowed under the revolving credit facility were available from time to time for general corporate and working capital purposes.

The Company’s senior credit facility was secured by a lien on all its and its domestic subsidiaries’ property and assets, including, without limitation, a pledge of all of the capital stock owned by it and its domestic subsidiaries, subject to a limitation of 65% of the voting stock of any foreign subsidiary. At December 30, 2000, a total of $154.2 million was outstanding under the senior credit facility.

The Company’s senior subordinated loan agreement, among other things, restricted its ability to incur additional indebtedness, sell assets other than in the ordinary course of business, pay dividends, make investments and acquisitions and enter into mergers, consolidations or similar transactions.

The Company used a portion of the net proceeds of the initial public offering to repay a portion of its $146.3 million outstanding indebtedness, including accrued and unpaid interest of $0.9 million, under its existing senior credit facility and to repay $27.5 million of its senior subordinated loan, plus accrued and unpaid interest, and to pay related prepayment premiums, fees and expenses, in the amount of $9.7 million. We refinanced the remaining balances on its senior credit facility after the application of the net proceeds of the IPO using the proceeds of new loans under an amended and restated senior credit facility described below.

Following the closing of the IPO, the Company obtained $60.0 million of term loans maturing in May 2005 under an amended and restated senior credit facility from a syndicate of lenders for whom Bankers Trust Company (an affiliate of Deutsche Banc Alex Brown Inc., one of the underwriters of the offering) acted as agent. In addition to the term loan, The Company obtained a revolving loan facility of up to $75.0 million. The revolving loan facility will also mature in May 2005. $35 million of additional borrowings under the amended and restated senior facility and approximately $15 million under the revolving loan facility were used to pay off the remaining $40 million portion of the senior subordinated loan along with the accrued interest and prepayment penalties. As a result of this debt extinguishment the Company recorded an additional $8.4 million after-tax extraordinary loss.

At the Company’s option, amounts borrowed under the amended and restated senior credit facility will bear interest at either the Eurodollar rate or an alternate base rate, plus, in each case, an applicable margin. The applicable margin will range from 1.0% to 2.25% in the case of a Eurodollar based loan and from 0% to 1.25% in the case of a base rate loan, in each case, based on a leverage ratio.

     The Company’s amended and restated senior credit facility:

•	is guaranteed by all of its domestic subsidiaries;

•	is secured by a lien on all its and its domestic subsidiaries’ property and assets, including, without limitation, a pledge of all capital stock owned by it and its domestic subsidiaries, subject to a limitation of 65% of the voting stock of any foreign subsidiary;

•	requires the Company to maintain minimum interest and fixed charge coverage ratios and limit its maximum leverage; and

•	among other things, restricts the Company’s ability to (1) incur additional indebtedness, (2) sell assets other than in the ordinary course of business, (3) pay dividends in excess of 25% of its cumulative net income from January 1, 2001 through the most recent fiscal quarter end, subject to leverage and liquidity thresholds and other customary restrictions, (4) make capital expenditures in excess of $10 million in any fiscal year with adjustments for carry-overs from the previous year, (5) make investments and acquisitions and (6) enter into mergers, consolidations or similar transactions.

In April 2001, GEEG Holdings, L.L.C. declared a distribution equal to $5.0 million to its members on account of their first quarter fiscal year 2001 tax liability. In addition, in connection with the reorganization transaction, the Company declared (1) a distribution on account of its members’ remaining fiscal year 2001 tax liability and (2) a distribution on its preferred units in an aggregate amount of $6.3 million equal to the accrued and unpaid dividends on those units. The Company paid these distributions on May 24, 2001, after the closing of the IPO. The Company used a portion of the net proceeds from the IPO to pay the preferred distribution.

Net cash provided by operating activities was $0.4 million and $55.6 million for the first six months of fiscal year 2001 and 2000, respectively. The decrease in net operating cash flow primarily resulted from an increase in working capital requirements caused by fluctuations in the timing of advance billings to customers and higher receivables levels as a result of revenue volume increases in the auxiliary power equipment segment.

Net cash used by investing activities increased to $8.5 million for the first six months of fiscal year 2001 from $1.4 million for the first six months of fiscal year 2000. This cash was primarily used for the acquisition in January 2001 of a manufacturing facility in Mexico.

Net cash used for financing activities decreased to $12.5 million for the first six months of fiscal year 2001 from $23.7 million for the first six months of fiscal year 2000. The net impact of the IPO and the related refinancing of the Company’s bank credit facilities, as described above, accounted for the major portion of this change.

The Company currently expects that its available borrowings and cash flow from operations will be sufficient to fund all of its working capital, capital expenditures and liquidity requirements for at least the next 12 months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks. Market risk is the potential loss arising from adverse changes in market prices and interest and foreign currency rates. The Company does not enter into derivative or other financial instruments for speculative purposes. The Company’s market risk could arise from changes in interest rates and foreign currency exchange.

Interest Rate Risk. The Company is subject to market risk exposure related to changes in interest rates. Assuming its current level of borrowings, a 100 basis point increase in interest rates under these borrowings would increase its interest expense for fiscal year 2001 by approximately $1.2 million. The Company managed its exposure to interest rate fluctuations on its variable rate debt through the use of an interest rate collar agreement with a notional amount of $77.1 million until July 2001, when the collar agreement was terminated. With the rapid decreases in interest rates through the first six months of 2001, the obligation under the collar increased to approximately $1.4 million at June 30, 2001. In July of 2001, the Company decided to terminate the collar agreement, rather than incur further costs related to reductions in rates going forward. At the time of the termination of the collar, the obligation had increased to approximately $1.9 million. As a result, the interest expense for the second quarter of 2001 included $1.4 million to reflect the mark to market of the collar. The remaining portion of the cost will be charged against interest expense of the third quarter of 2001.

Foreign Currency Exchange Risk. Portions of the Company’s operations are located in foreign jurisdictions including Europe and Mexico. The Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. In addition, sales of products and services are affected by the value of the U.S. dollar relative to other currencies. The Company manages its foreign currency exposure through the use of foreign currency option contracts. Notional amounts outstanding under such contracts totaled $600,000 at June 30, 2001 and $3.6 million at December 30, 2000. The fair values of the option contracts were not significant as of June 30, 2001 or December 30, 2000. There have been no material changes in foreign currency exchange risk since December 30, 2000.

Euro Currency Conversion. On January 1,1999, several member countries of the European Union established fixed conversion rates and adopted the euro as their new legal currency. On that date, the euro began trading on currency exchanges while legacy currencies remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002. During the transition period, parties can elect to pay for goods and services and transact business using either the euro or a legacy currency. Between January 1, 2002 and July 1, 2002, the participating European Union countries will introduce euro hard currency and withdraw all legacy currencies.

The Company’s foreign operating subsidiaries affected by the euro conversion are evaluating the business issues raised, including the competitive impact of cross-border price transparency. The Company does not anticipate any significant near-term business ramifications. However, long-term implications such as the euro currency conversions effect on accounting, treasury and computer systems are under review.

Recent Accounting Pronouncements

On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; and effective December 30, 2001, goodwill will no longer be subject to amortization. Management is currently reviewing the provisions of these Statements and their impact on the Company’s results of operations.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On March 8, 2001, GEEG Holdings, L.L.C., acting in its capacity as the Company’s sole stockholder, executed a written consent in lieu of a meeting that approved the filing of a Certificate of Amendment of the Company’s Certificate of Incorporation to change its name from “GEEG, Inc.” to “Global Power Equipment Group Inc.” The amendment was filed with the Secretary of State of Delaware on March 9, 2001. On April 27, 2001, GEEG Holdings, L.L.C., acting in its capacity as the Company’s sole stockholder, executed a written consent in lieu of a meeting that approved the filing of a Certificate of Amendment of the Certificate of Incorporation amending and restating the Company’s Certificate of Incorporation. A copy of the Company’s Amended and Restated Certificate of Incorporation, which was filed with the Secretary of State of Delaware on May 18, 2001, is attached as Exhibit 3.1 to this Form 10-Q.

The Company’s registration statement on Form S-1 (Registration No. 333-56832), as amended, was declared effective on May 17, 2001. The Company registered a total of 8,452,500 shares of its common stock under the registration statement, with 7,350,000 being offered by the Company and the remaining 1,102,500 offered by various selling stockholders pursuant to an overallotment option granted to the underwriters. The managing underwriters in the offering were Credit Suisse First Boston Corp., Salomon Smith Barney Inc., Deutsche Banc Alex. Brown Inc. and Raymond James & Associates, Inc.

The initial public offering commenced on May 18, 2001 and was completed with all shares sold on May 23, 2001. A total of 8,452,000 shares were sold at a per share public price offering of $20.00, resulting in aggregate gross proceeds of $169.1 million. This included 1,102,500 shares that were sold by the selling stockholders upon exercise of the underwriters’ over-allotment option. Of the total shares sold, the Company received net proceeds of $131.2 million, after deducting approximately $10.3 million of underwriter discounts and commissions and approximately $5.5 million of other expenses. The selling stockholders received net proceeds of $20.5 million, after deducting approximately $1.6 million of underwriter discounts.

The net proceeds of the initial public offering received by the Company were used as follows: (1) $85.4 million was used to repay a portion of outstanding term loans under its senior credit facility, (2) $31.5 million was used to repay a portion of the Company’s senior subordinated loan and to pay related prepayment premiums, (3) $6.3 million was used to make a distribution on the preferred units of GEEG Holdings, L.L.C. in an aggregate amount equal to the accrued and unpaid dividends on those units, (4) $3.6 million was used to pay accrued interest on the term loans under the Company's senior credit facility and on the senior subordinated loan, (5) $2.5 million was used for fees and expenses associated with the amended and restated senior credit facility, and (6) the balance of $1.9 million was used for working capital. Of the $6.3 million distributed on the preferred units, $2.1 million was paid to Harvest Partners III, L.P., $0.3 million was paid to Harvest Partners III, GbR and $0.9 million was paid to PPM America Private Equity Fund, L.P., each a greater than 10% stockholder, and an aggregate $0.6 million was paid to members of the Company’s management and its directors.

On May 17, 2001, the Company issued 37,493,264 shares of its common stock to the holders of the outstanding preferred and common units of GEEG Holdings, L.L.C. in exchange for those units in connection with a reorganization transaction as a result of which, GPEG became the successor to GEEG Holdings, LLC. The common units of GEEG Holdings, LLC were converted into 31,558,501 shares of common stock. Each preferred unit was converted into the number of shares of common stock equal to the liquidation preference of the preferred unit divided by the initial public offering price per share of common stock. All of the preferred units were converted into an aggregate 5,044,839 shares of common stock. The shares of common stock were issued in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933 as a transaction not involving a public offering.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 27, 2001, GEEG Holdings, L.L.C., acting in its capacity as the Company’s sole stockholder, executed a written consent in lieu of a meeting that approved (1) the filing of a Certificate of Amendment of the Company’s Certificate of Incorporation amending and restating its Certificate of Incorporation, (2)

the Company’s assumption and adoption of the 2000 Stock Plan of GEEG Holdings, L.L.C. and (3) the Company’s 2001 Option Plan.

On May 17, 2001, stockholders of Global Power Equipment Group Inc. representing 29,262,584 shares of common stock then entitled to vote, or 78% of the outstanding shares of common stock, executed a written consent in lieu of a meeting that approved the merger of GEEG Holdings, L.L.C. into the Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

3.1*	Amended and Restated Certificate of Incorporation of Global Power Equipment Group Inc.

3.2*	Amended and Restated By-Laws of Global Power Equipment Group Inc.

10.1*	First Amendment to Management Agreement, dated April 27, 2001, by and between Harvest Partners, Inc. and Global Energy Equipment Group, L.L.C.

10.2*	2001 Management Incentive Compensation Plan.

10.3*	Registration Rights Agreement, dated as of May 7, 2001, by and among Global Power Equipment Group Inc., Harvest Partner III, L.P., SMC Power Holding LLC, each of the other stockholders of Global Power Equipment Group Inc. listed on Exhibit A thereto, Cascade Investment Partners, L.L.C., each of the management stockholders identified as such on Exhibit B thereto, Donaldson, Lufkin & Jenrette Securities Corporation and each of the other stockholder of GEEG Acquisition Holdings Corp. identified as such on Exhibit C thereto, and each of the former members of GEEG Acquisition Holdings L.L.C. identified as such on Exhibit D thereto.

10.4(a)*	Assignment, Amendment and Restatement Agreement, dated as of May 23, 2001, by and among Global Power Equipment Group Inc., certain subsidiaries of Global Power Equipment Group Inc. and certain lenders listed thereto, and Bankers Trust Company, as administrative agent.

10.4(b)*	Consent and First Amendment to Amended and Restated Credit Agreement, dated as of June 15, 2001, by and among Global Power Equipment Group Inc., certain financial institutions signatories thereto, and Banker Trust Company, as administrative agent to said financial institutions.

10.4(c)*	Second Amendment to Amended and Restated Credit Agreement, dated as of June 27, 2001, by and among Global Power Equipment Group Inc., certain financial institutions signatories thereto, and Banker Trust Company, as administrative agent to said financial institutions.

10.5*	Letter Agreement, dated April 27, 2001, between Global Energy Equipment Group, L.L.C. and Harvest Partners, Inc.

     * filed herewith

     (b)  Reports on Form 8-K

     None

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL POWER EQUIPMENT GROUP INC.

DATED: August 14, 2001	By: /s/ Michael Hackner
Michael Hackner Chief Financial Officer and Vice President of Finance (Principal Financial Officer)

EXHIBITS rider

3.1*	Amended and Restated Certificate of Incorporation of Global Power Equipment Group Inc.

3.2*	Amended and Restated By-Laws of Global Power Equipment Group Inc.

10.1*	First Amendment to Management Agreement, dated April 27, 2001, by and between Harvest Partners, Inc. and Global Energy Equipment Group, L.L.C.

10.2*	2001 Management Incentive Compensation Plan.

10.3*	Registration Rights Agreement, dated as of May 7, 2001, by and among Global Power Equipment Group Inc., Harvest Partner III, L.P., SMC Power Holding LLC, each of the other stockholders of Global Power Equipment Group Inc. listed on Exhibit A thereto, Cascade Investment Partners, L.L.C., each of the management stockholders identified as such on Exhibit B thereto, Donaldson, Lufkin & Jenrette Securities Corporation and each of the other stockholder of GEEG Acquisition Holdings Corp. identified as such on Exhibit C thereto, and each of the former members of GEEG Acquisition Holdings L.L.C. identified as such on Exhibit D thereto.

10.4(a)*	Assignment, Amendment and Restatement Agreement, dated as of May 23, 2001, by and among Global Power Equipment Group Inc., certain subsidiaries of Global Power Equipment Group Inc. and certain lenders listed thereto, and Bankers Trust Company, as administrative agent.

10.4(b)*	Consent and First Amendment to Amended and Restated Credit Agreement, dated as of June 15, 2001, by and among Global Power Equipment Group Inc., certain financial institutions signatories thereto, and Banker Trust Company, as administrative agent to said financial institutions.

10.4(c)*	Second Amendment to Amended and Restated Credit Agreement, dated as of June 27, 2001, by and among Global Power Equipment Group Inc., certain financial institutions signatories thereto, and Banker Trust Company, as administrative agent to said financial institutions.

10.5*	Letter Agreement, dated April 27, 2001, between Global Energy Equipment Group, L.L.C. and Harvest Partners, Inc.

     * filed herewith