Form 10-Q
period 2001-09-30
GLOBAL POWER EQUIPMENT GROUP INC/
filed 2001-11-13
CIK 1136294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Global Power Equipment Group Inc. had 43,953,340 shares of its $.01 par value common stock outstanding as of November 6, 2001.

GLOBAL POWER EQUIPMENT GROUP INC.

FORM 10-Q
September 29, 2001

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	September 29,	December 30,
	2001	2000

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,414	$26,308
Accounts receivable, net of allowance of $2,257 and $1,841	101,065	67,798
Inventories	11,753	9,738
Costs and estimated earnings in excess of billings	78,952	65,260
Deferred tax assets	17,391	—
Other current assets	4,587	1,833

Total current assets	217,162	170,937
Property, plant and equipment, net	26,683	19,433
Deferred tax assets	72,427	—
Goodwill, net	45,433	45,879
Other assets	3,307	9,444

Total assets	$365,012	$245,693

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$15,504	$3,963
Accounts payable	24,368	38,055
Accrued compensation and employee benefits	8,462	8,282
Accrued warranty	14,536	9,720
Billings in excess of costs and estimated earnings	154,938	119,110
Other current liabilities	5,458	9,002

Total current liabilities	223,266	188,132
Long-term debt, net of current maturities	82,341	215,131
Commitments and contingencies
Members’ equity (deficit)	—	(157,570)
Stockholders’ equity
Common stock	440	—
Additional paid-in capital	(27,973)	—
Accumulated comprehensive loss	(284)	—
Retained earnings	87,222	—

Total stockholders’ equity	59,405	—

Total Liabilities and Equity	$365,012	$245,693

        The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended

	September 29,	September 23,	September 29,	September 23,
	2001	2000	2001	2000

Revenues	$180,757	$100,217	$508,362	$304,198
Cost of sales	149,230	83,479	419,414	252,135

Gross profit	31,527	16,738	88,948	52,063
Selling and administrative expenses	9,816	6,807	28,739	19,083
Recapitalization charge	—	38,114	—	38,114
Amortization expense	435	260	1,282	778

Operating income (loss)	21,276	(28,443)	58,927	(5,912)
Interest expense, net	2,331	3,945	14,714	4,947

Income (loss) before income taxes and extraordinary loss	18,945	(32,388)	44,213	(10,859)
Income tax provision (benefit)	7,389	(493)	11,444	(305)
Income tax benefit from tax status change	—	—	(88,000)	—

Income (loss) before extraordinary loss	11,556	(31,895)	120,769	(10,554)
Extraordinary loss on debt extinguishment, net of tax	—	1,536	18,060	1,536

Net income (loss)	11,556	(33,431)	102,709	(12,090)
Preferred dividend	—	1,345	2,947	1,345

Net income (loss) available to common stockholders	$11,556	$(34,776)	$99,762	$(13,435)

Basic income (loss) per common share Income (loss) before extraordinary loss	$0.26	$(0.12)	$3.12	$(0.02)
Extraordinary loss	—	(0.01)	(0.48)	—

Net income (loss) available to common stockholders	$0.26	$(0.13)	$2.64	$(0.02)

Diluted income (loss) per common share
Income (loss) before extraordinary loss	$0.25	$(0.12)	$2.99	$(0.02)
Extraordinary loss	—	(0.01)	(0.46)	—

Net income (loss) available to common stockholders	$0.25	$(0.13)	$2.53	$(0.02)

Pro forma amounts to reflect pro forma income taxes and adjustment of tax benefit from tax status change
Income (loss) before income taxes and extraordinary loss	$18,945	$(32,388)	$44,213	$(10,859)
Income tax provision (benefit)	7,389	(12,631)	17,243	(4,235)

Income (loss) before extraordinary loss	$11,556	$(19,757)	$26,970	$(6,624)

Income (loss) per common share before extraordinary loss
Basic income (loss) per common share	$0.26	$(0.07)	$0.72	$(0.01)
Diluted income (loss) per common share	0.25	(0.07)	0.68	(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended

	September 29,	September 23,
	2001	2000

Operating activities:
Net income (loss)	$102,709	$(12,090)
Adjustments to reconcile net income (loss) to net cash provided by operating activities-
Extraordinary loss	18,060	1,536
Income tax benefit from tax status change	(88,000)	—
Depreciation and amortization	5,281	2,981
Deferred income taxes	(1,525)	—
Changes in operating items (Note 13)	(18,053)	22,625

Net cash provided by operating activities	18,472	15,052

Investing activities:
Purchases of property, plant, and equipment, net	(9,607)	(1,942)
Financing activities:
Proceeds from issuance of long-term debt	111,446	206,825
Payments on long-term debt	(255,788)	(27,672)
Net proceeds from stock issuance	131,243	—
Proceeds from sale of preferred units	—	68,429
Proceeds from sale of common units	—	7,675
Redemption of equity instruments	—	(232,838)
Preferred dividends	(6,334)	—
Member tax distribution	(11,017)	(10,990)
Increase in deferred financing costs	(1,309)	(8,159)

Net cash provided (used) for financing activities	(31,759)	3,270

Net increase (decrease) in cash and cash equivalents	(22,894)	16,380
Cash and cash equivalents, beginning of period	26,308	11,113

Cash and cash equivalents, end of period	$3,414	$27,493

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

4. RECAPITALIZATION TRANSACTION

On August 1, 2000, the Company consummated a recapitalization transaction (the Recapitalization). In conjunction with the Recapitalization, the following occurred:

•	The Company borrowed $140 million in the form of senior term loans and $67.5 million in the form of a senior subordinated loan. In connection with the senior subordinated borrowings, the Company issued new common and preferred equity instruments to the lenders and recorded the $7.7 million fair value of the instruments as debt discount. The Company also paid $8.2 million for deferred financing costs.

•	The Company realized proceeds of $76.1 million from the sale of new common and preferred equity instruments. The proceeds were recorded net of $5.9 million of expenses.

•	The Company redeemed the remaining prior common equity instruments which were not retained by continuing investors and all outstanding warrants for $232.8 million.

•	The Company repaid the then outstanding $15.0 million on a senior subordinated loan and recorded a $1.5 million extraordinary loss associated with the write-off of associated unamortized deferred financing costs.

•	The Company cancelled all options issued and outstanding immediately prior to the Recapitalization for $38.1 million, which has been recorded as a corresponding recapitalization charge on the accompanying consolidated statement of income (loss).

After completion of the Recapitalization, continuing investors held approximately 18.5 percent of the voting control of the Company. As part of the Recapitalization and as noted above, the prior common equity instruments were converted into new preferred and common equity instruments. As a result of this conversion as well as the equity instrument conversion related to the initial public offering, all prior period common equity instrument related amounts included in these footnotes and on the accompanying consolidated financial statements have been restated based on these conversions.

5. INCOME TAXES

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

The Company’s effective tax rate is different from its statutory rate for certain periods presented due to periods of time when the Company was a non-taxable LLC entity.

The pro forma income tax provision shown on the condensed consolidated statements of income is presented assuming the Company had been a C-Corporation during the entire three and nine month periods ended September 29, 2001 and September 23, 2000 using an effective tax rate of 39 percent including elimination of the effect of recording the one-time tax benefit for the change in tax status and extraordinary loss amounts.

6. DEBT EXTINGUISHMENT

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

The amended and restated senior credit facility matures in May 2005. In addition, the Company obtained a new revolving credit facility which allows for borrowings of up to $75.0 million. The revolving credit facility also matures in May 2005. At the Company’s option, borrowings under the amended and restated senior credit facility will bear interest at either the Eurodollar rate or an alternate base rate, plus, in each case, an applicable margin. The applicable margin will range from 1.0% to 2.25% in the case of a Eurodollar based loan and from 0% to 1.25% in the case of a base rate loan, in each case, based on a leverage ratio. The amended and restated senior credit facility is guaranteed by all of the Company’s domestic subsidiaries, and is secured by a lien on all of the Company’s assets. The amended and restated senior credit facility contains, among other restrictions, various covenants including maximum leverage and capital expenditures levels and minimum interest and fixed charge coverage ratios. As of September 29, 2001, the Company was in compliance or had obtained waivers with all such covenants.

7. INVENTORIES

Inventories primarily consist of raw materials and are stated at the lower of first-in, first-out cost or market.

8. EARNINGS PER SHARE

Basic and diluted earnings per common share are calculated as follows (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended

	September 29,	September 23,	September 29,	September 23,
	2001	2000	2001	2000

Basic income (loss) per common share
Numerator:
Income (loss) before extraordinary loss	$11,556	$(31,895)	$120,769	$(10,554)
Preferred stock dividend	—	(1,345)	(2,947)	(1,345)

Income (loss) available to common stockholders	11,556	(33,240)	117,822	(11,899)
Extraordinary loss	—	(1,536)	(18,060)	(1,536)

Net income (loss) available to common stockholders	$11,556	$(34,776)	$99,762	$(13,435)

Denominator (Note 3):
Weighted average shares outstanding	43,953,340	282,884,166	37,710,351	516,572,931

Basic income (loss) per common share
Income (loss) before extraordinary loss	$0.26	$(0.12)	$3.12	$(0.02)

Extraordinary loss	—	(0.01)	(0.48)	—

Net income (loss) available to common stockholders	$0.26	$(0.13)	$2.64	$(0.02)

Diluted income (loss) per common share
Numerator:
Income (loss) before extraordinary loss	$11,556	$(31,895)	$120,769	$(10,554)
Preferred stock dividend	—	(1,345)	(2,947)	(1,345)

Income (loss) available to common stockholders	11,556	(33,240)	117,822	(11,899)
Extraordinary loss	—	(1,536)	(18,060)	(1,536)

Net income (loss) available to common stockholders	$11,556	$(34,776)	$99,762	$(13,435)

Denominator (Note 3):
Weighted average shares outstanding	43,953,340	282,884,166	37,710,351	516,572,931
Dilutive effect of options to purchase common stock	1,749,213	—	1,727,188	—

Weighted average shares outstanding assuming dilution	45,702,553	282,884,166	39,437,539	516,572,931

Diluted income (loss) per common share
Income (loss) before extraordinary loss	$0.25	$(0.12)	$2.99	$(0.02)

Extraordinary loss	—	(0.01)	(0.46)	—

Net income (loss) available to common stockholders	$0.25	$(0.13)	$2.53	$(0.02)

9. DERIVATIVE FINANCIAL INSTRUMENTS

The Company adopted Statement of Financial Accounting Standard No.133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133), effective December 31, 2000. In accordance with SFAS 133, the Company marked all derivatives to fair value through other comprehensive income.

On December 29, 2000, the Company entered into a zero-cost interest rate collar whereby it held an 8% interest rate cap and had written a 5.36% interest rate floor. The Company designated the interest rate collar as a hedge of the variability of a portion of its floating-rate interest payments attributable to changes in market interest rates. As such, the Company used the interest rate collar to place both a minimum and maximum limit on the total interest payments the Company was obligated to pay approximately $77.1 million of its floating rate debt under its former debt agreements. In conjunction with the Company’s IPO and extinguishment of debt, the interest rate collar no longer qualified as a hedge under SFAS 133 and the Company recognized, through a charge to interest expense, approximately $1.4 million for the fair value of the interest rate collar at June 30, 2001. The interest rate collar agreement was cancelled on July 20, 2001 with a remaining residual amount of approximately $0.5 million charged to interest expense in the third quarter of fiscal 2001.

10. LITIGATION

The Company is involved in legal actions which arise in the ordinary course of its business. Although the outcomes of any such legal actions cannot be predicted, in the opinion of management, the resolution of any currently pending or threatened actions will not have a material adverse effect upon the consolidated financial position or results of operations of the Company.

11. SEGMENT INFORMATION

The “management approach” called for by Statement of Financial Accounting Standards No.131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131) has been used by GPEG management to present the segment information which follows. Management makes decisions using a product group focus resulting in two operating segments, Heat Recovery Equipment and Auxiliary Power Equipment. The Company evaluates performance based on net income or loss not including certain items as noted below. Intersegment revenues were not significant for any period. During the period ended September 29, 2001, there have been no changes in the Company’s basis for segmentation or the measurement of segment income.

The following table represents information about segment income and assets (in thousands):

	Heat Recovery Equipment		Auxiliary Power Equipment

	For the Three Months Ended		For the Three Months Ended

	September 29, 2001	September 23, 2000	September 29, 2001	September 23, 2000

Revenues	$106,788	$67,836	$73,969	$32,381
Interest expense	749	1,745	1,596	2,579
Depreciation and amortization	511	529	626	322
Income tax provision (benefit)	3,775	30	3,738	(547)
Net income	5,905	4,600	5,846	1,661
Assets	141,446	108,909	146,039	60,143
Capital expenditures	221	156	847	382

	For the Nine Months Ended		For the Nine Months Ended

	September 29, 2001	September 23, 2000	September 29, 2001	September 23, 2000

Revenues	$308,026	$195,117	$200,336	$109,081
Interest expense	5,401	1,872	9,481	3,979
Depreciation and amortization	1,652	1,559	1,872	907
Income tax provision (benefit)	5,184	158	6,599	(535)
Net income	20,588	15,912	13,427	11,395
Assets	141,446	108,909	146,039	60,143
Capital expenditures	623	881	8,984	1,061

The following tables present information which reconciles segment information to consolidated totals (in thousands):

	For the Three Months Ended		For the Nine Months Ended

	September 29, 2001	September 23, 2000	September 29, 2001	September 23, 2000

Total segment income	$11,751	$6,261	$34,015	$27,307
Tax benefit from tax status change	—	—	88,000	—
Unallocated recapitalization charge	—	(38,114)	—	(38,114)
Unallocated interest income	14	436	168	960
Other	(209)	(478)	(1,414)	(707)

Consolidated income (loss) before extraordinary loss	$11,556	$(31,895)	$120,769	$(10,554)

	For the Nine Months Ended

	September 29, 2001	September 23, 2000

Assets
Total segment assets	$287,485	$169,052
Corporate cash and cash equivalents	655	20,716
Other unallocated amounts, principally deferred tax assets	76,872	2,214

	$365,012	$191,982

The following table represents revenues by product group (in thousands):

	Three Months Ended		Nine Months Ended

	September 29,	September 23,	September 29,	September 23,
	2001	2000	2001	2000

Heat recovery equipment segment:
HRSGs	$89,123	$55,710	$236,491	$159,247
Specialty boilers	17,665	12,126	71,535	35,870

Total segment	$106,788	$67,836	$308,026	$195,117

Auxiliary power equipment segment:
Exhaust systems	$37,582	$22,282	$94,843	$65,469
Inlet systems	19,488	6,530	51,423	33,763
Other	16,899	3,569	54,070	9,849

Total segment	$73,969	$32,381	$200,336	$109,081

The following table presents revenues by geographic region (in thousands):

	For the Three Months Ended		For the Nine Months Ended

	September 29,	September 23,	September 29,	September 23,
	2001	2000	2001	2000

United States	$158,966	$91,818	$449,402	$276,249
Asia	593	3,760	5,361	10,568
Europe	1,764	1,311	8,879	8,175
Other	19,434	3,328	44,720	9,206

Total	$180,757	$100,217	$508,362	$304,198

12. MAJOR CUSTOMERS

The Company has certain customers that represent more than 10 percent of consolidated revenues for the following periods:

	Three Months Ended		Nine Months Ended

	September 29,	September 23,	September 29,	September 23,
	2001	2000	2001	2000

Customer A	26%	28%	24%	30%
Customer B	17%	30%	15%	26%
Customer C	13%	0%	11%	0%
Customer D	0%	12%	1%	6%
Customer E	11%	7%	8%	7%

As of September 29, 2001, customer A, B, C, D and E made up 23%, 9%, 0%, 0% and 2%, respectively, of the consolidated accounts receivable balance. As of September 23, 2000, customer A, B, C, D and E made up 20%, 19%, 0%, 7% and 0% respectively, of the consolidated accounts receivable balance.

13. SUPPLEMENTAL CASH FLOW INFORMATION

Changes in current operating items were as follows (in thousands):

	Nine Months Ended

	September 29, 2001	September 23, 2000

Accounts receivable	$(33,267)	$(8,179)
Inventories	(2,015)	372
Costs and estimated earnings in excess of billings	(13,692)	(29,623)
Accounts payable	(13,687)	7,800
Accrued expenses and other	8,780	2,177
Billings in excess of costs and estimated earnings	35,828	50,078

	$(18,053)	$22,625

Supplemental cash flow disclosures are as follows (in thousands):

	Nine Months Ended

	September 29, 2001	September 23, 2000

Cash paid during the period for:
Interest	$17,333	$3,198
Income taxes	1,503	443

14. RECENT ACCOUNTING PRONOUNCEMENTS

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

15. COMPREHENSIVE INCOME

The table below presents comprehensive income (loss) for all applicable periods (in thousands):

	For the Three Months Ended		For the Nine Months Ended

	September 29,	September 23,	September 29,	September 23,
	2001	2000	2001	2000

Net income (loss)	$11,556	$(33,431)	$102,709	$(12,090)
Foreign currency translation	(143)	(119)	(227)	(237)

Comprehensive income (loss)	$11,413	$(33,550)	$102,482	$(12,327)

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

In connection with the reorganization and the IPO, the Company refinanced a portion of its outstanding indebtedness. The Company used a portion of the net proceeds from the IPO to repay $27.5 million of its outstanding senior subordinated loan and the outstanding balance of its outstanding senior term loans under its senior credit facility, amounting to $145.4 million. The Company refinanced the remaining balance on its senior term loans under its senior credit facility using the proceeds of a term A loan under an amended and restated senior credit facility. For additional information, see “Liquidity and Capital Resources” below. This refinancing of the Company’s outstanding indebtedness resulted in an approximate $8.4 million after-tax extraordinary loss from the write-off of deferred financing costs and debt discount, as well as prepayment premiums relating to the prepayment of long-term debt. On June 15, 2001, the Company retired the remaining $40.0 million of its senior subordinated loan with the proceeds of a $35.0 million increase to the new term loan facility and $5.0 million on the Company’s revolving credit facility. This debt extinguishment resulted in an approximate $9.7 million after-tax extraordinary loss from the write-off of deferred financing costs and debt discount, as well as prepayment premiums relating to the prepayment of long-term debt. These extraordinary loss amounts were charged to earnings in the second quarter.

Results of Operations

The table below represents the operating results of the Company for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended

	September 29,	September 23,	September 29,	September 23,
	2001	2000	2001	2000

Revenues	$180,757	$100,217	$508,362	$304,198
Cost of sales	149,230	83,479	419,414	252,135

Gross profit	31,527	16,738	88,948	52,063
Selling and administrative expenses	9,816	6,807	28,739	19,083
Recapitalization charge	—	38,114	—	38,114
Amortization expense	435	260	1,282	778

Operating income (loss)	21,276	(28,443)	58,927	(5,912)
Interest expense, net	2,331	3,945	14,714	4,947

Income (loss) before income taxes and extraordinary loss	18,945	(32,388)	44,213	(10,859)
Income tax provision (benefit)	7,389	(493)	11,444	(305)
Income tax benefit from tax status change	—	—	(88,000)	—

Income (loss) before extraordinary loss	$11,556	$(31,895)	$120,769	$(10,554)

Our fiscal year ends on the last Saturday in December.   As a result, references in this quarterly report to fiscal year 2000 refer to the fiscal year ended December 30, 2000, and to fiscal year 2001 refer to the fiscal year ended December 29, 2001. References to the third quarter of fiscal year 2000 refer to the three months ended September 23, 2000 and references to the third quarter of fiscal year 2001 refer to the three months ended September 29, 2001.

Three months ended on September 29, 2001 compared to three months ended on September 23, 2000

Revenues

Revenues increased 80.4% to $180.8 million for the third quarter of fiscal year 2001 from $100.2 million for the third quarter of fiscal year 2000. This increase was primarily the result of larger multiple unit orders for heat recovery steam generators (HRSGs) and a significant increase in the volume of auxiliary power equipment products sold. These increases in order size and volume were caused by the higher demand experienced overall in the gas turbine power generation equipment industry. Development of new gas turbine power plants continued to increase substantially in the third quarter of fiscal year 2001, including a greater number of larger projects.

The following table sets forth the Company’s segment revenues for the third quarter of fiscal year 2001 and the third quarter of fiscal year 2000 (dollars in thousands):

	2001	2000	Change

Heat recovery equipment segment:
HRSGs	$89,123	$55,710	60.0%
Specialty boilers	17,665	12,126	45.7%

Total segment	$106,788	$67,836	57.4%

Auxiliary power equipment segment:
Exhaust systems	$37,582	$22,282	68.7%
Inlet systems	19,488	6,530	198.4%
Other	16,899	3,569	373.5%

Total segment	$73,969	$32,381	128.4%

The heat recovery equipment segment revenues increased 57.4% to $106.8 million for the third quarter of fiscal year 2001 compared to the third quarter of fiscal year 2000. Revenues for HRSGs increased 60.0% to $89.1 million. Although the volume of orders did not increase significantly, orders were much larger, on average, than in the previous year. This enabled the Company to recognize higher revenues compared to the third quarter of fiscal year 2000. Revenues for specialty boilers increased 45.7% to $17.7 million. This increase was due primarily to several larger, multiple unit orders, on which the Company was able to generate substantially increased revenues, as well as accelerated delivery requirements of its customers.

The auxiliary power equipment segment revenues increased 128.4% to $74.0 million for the third quarter of fiscal year 2001 compared to the third quarter of fiscal year 2000. Revenues for exhaust systems increased 68.7% to $37.6 million. This increase was due primarily to the increased volume of orders, resulting from the increased demand and our ability to handle increased orders through the Company’s use of subcontractors to manufacture products. Additional production capacity in Mexico also contributed to its increased production and related revenues. Revenues for inlet systems increased by 198.4% to $19.5 million. Third quarter revenues reflect the move of most of our inlet fabrication to Mexico, which allowed us to become more price competitive and dramatically improve our market share for these products. Revenues for other equipment increased by 373.5% to $16.9 million. A total of $15.3 million of the increase was attributable to the inclusion in the third quarter of fiscal year 2001 of revenues from Consolidated Fabricators, Inc., which the Company acquired in October 2000. The Company’s focus on the retrofit market, as well as an increased volume of orders and our ability to handle increased orders through our use of subcontractors to manufacture products also contributed to this increase.

The following table presents the Company’s revenues by geographic region (in thousands):

	For the Three Months Ended

	September 29,	September 23,
	2001	2000

United States	$158,966	$91,818
Asia	593	3,760
Europe	1,764	1,311
Other	19,434	3,328

Total	$180,757	$100,217

Revenues in the United States comprised 87.9% of the Company’s total revenues for the third quarter of fiscal year 2001 and 91.6% for the third quarter of fiscal year 2000. Revenues in the United States increased 73.1% to $159.0 million for the third quarter of fiscal year 2001 compared to the third quarter of fiscal year 2000, primarily as a result of significant increases in the volume of products sold. This volume increase was primarily caused by the increase in demand experienced overall in the U.S. gas turbine power generation equipment industry. This increase in industry demand reflected the continued increase in demand for electricity and the lack of sufficient power generation facilities in the United States. Revenues in Asia decreased by 84.2% to $.6 million for the third quarter of fiscal year 2001 compared to the third quarter of fiscal year 2000. 2000 revenue, in the third quarter was comprised of revenues from several small projects in this region compared to nominal revenues in this year’s third quarter. The projects being sold in this region, this year and last, are generally smaller, short-term projects which will cause these fluctuations to occur. Other revenues increased 484.0% to $19.4 million for the third quarter of fiscal year 2001 compared to the third quarter of fiscal year 2000, with several projects in South America and Canada contributing to the increase.

Gross Profit

Gross profit increased 88.4% to $31.5 million for the third quarter of fiscal year 2001 from $16.7 million for third quarter of fiscal year 2000 as a result of the increase in our revenues. Gross profit as a percentage of revenues increased to 17.4% for the third quarter of fiscal year 2001 compared to 16.7% for the third quarter of fiscal year 2000, reflecting benefits of concentrating increased production in lower cost countries.

Selling and Administrative Expenses

Selling and administrative expenses increased 44.2% to $9.8 million for the third quarter of fiscal year 2001 from $6.8 million for the third quarter of fiscal year 2000. Of this increase, (1) $1.2 million resulted from the hiring of additional sales and administrative personnel in connection with the continued growth of our business, (2) $.3 million of the increase resulted from insurance, professional and other costs related to becoming a public company and (3) $1.1 million of the increase resulted from the inclusion of selling and administrative expenses of Consolidated Fabricators, Inc. As a percentage of revenues, selling and administrative expenses decreased to 5.4% for the third quarter of fiscal year 2001 from 6.8% for the comparable period of fiscal year 2000.

Operating Income

Operating income increased to $21.3 million for the third quarter of fiscal year 2001 from an operating loss of $28.4 million in the third quarter of fiscal year 2000. The increase in revenues, and associated gross profit, contributed the major ongoing portion to this increase in operating income, with some of the improvement coming from operating leverage in selling and administrative expenses. The $38.1 million charge for the recapitalization , in the third quarter of last year, was the primary reason for the large improvement in operating income.

Interest Expense, Net

Net interest expense decreased to $2.3 million for the third quarter of fiscal year 2001 from $3.9 million for the third quarter of fiscal year 2000. This decrease was primarily due to the 2001 retirement of debt as well as refinancing of the Company’s senior loans and senior subordinated loans incurred in connection with the Company’s August 2000 recapitalization. Also, a 2.0 to 5.7% reduction in effective interest rates, experienced by the company as a result of general market reductions and new credit facilities contributed to the savings. These savings were partially offset when we incurred a $.5 million expense related to the fair value of our interest rate protection collar associated with the senior term loans taken out as part of the recapitalization transaction and subsequently extinguished during July of 2001.

Income Taxes

GEEG Holdings, L.L.C. and its primary operating subsidiaries were limited liability companies, prior to the reorganization, and were treated as partnerships for income tax purposes. As a result, no income tax provision was made with respect to these entities for periods prior to May 18, 2001. Some of GEEG Holdings, L.L.C.’s subsidiaries were taxed as corporations, causing the Company’s historical consolidated financial statements to reflect a small income tax provision. As a result of the reorganization transaction, the Company became subject to corporate federal and state income taxes for the last half of the second quarter of fiscal year 2001. The Company is currently reflecting a 39.0% effective tax rate in the tax provision.

Nine Months ended on September 29, 2001 compared to Nine Months ended on September 23, 2000

Revenues

Revenues increased 67.1% to $508.4 million for the first nine months of fiscal year 2001 from $304.2 million for the first nine months of fiscal year 2000. This increase was primarily the result of larger multiple unit orders for HRSGs and a significant increase in the volume of auxiliary power equipment products sold. These increases in order size and volume were caused by the higher demand experienced overall in the gas turbine power generation equipment industry. Development of new gas turbine power plants continued to increase substantially in 2001, including a greater number of larger projects.

The following table sets forth the Company’s segment revenues for the first nine months of fiscal year 2001 and the first nine months of fiscal year 2000 (dollars in thousands):

	2001	2000	Change

Heat recovery equipment segment:
HRSGs	$236,491	$159,247	48.5%
Specialty boilers	71,535	35,870	99.4%

Total segment	$308,026	$195,117	57.9%

Auxiliary power equipment segment:
Exhaust systems	$94,843	$65,469	44.9%
Inlet systems	51,423	33,763	52.3%
Other	54,070	9,849	449.0%

Total segment	$200,336	$109,081	83.7%

The heat recovery equipment segment revenues increased 57.9% to $308.0 million for the first nine months of fiscal year 2001 compared to the first nine months of fiscal year 2000. Revenues for HRSGs increased 48.5% to $236.5 million. Although the volume of orders did not increase significantly, orders were much larger, on average, than in the previous year. This enabled the Company to recognize higher revenues compared to the first nine months of fiscal year 2000. Revenues for specialty boilers increased 99.4% to $71.5 million. This increase was due primarily to several larger, multiple unit orders, on which the Company was able to generate substantially increased revenues, as well as accelerated delivery requirements of its customers.

The auxiliary power equipment segment revenues increased 83.7% to $200.3 million for the first nine months of fiscal year 2001 compared to the first nine months of fiscal year 2000. Revenues for exhaust systems increased 44.9% to $94.8 million. This increase was due primarily to the increased volume of orders, resulting from the increased demand and the Company’s ability to handle increased orders through the Company’s use of subcontractors to manufacture products. Additional production capacity in Mexico contributed to the Company’s increased production and related revenues. Revenues for inlet systems increased by 52.3% to $51.4 million. The significant increase in year to date revenues reflects the third quarter move of most of our inlet fabrication to Mexico, which allowed us to become more price competitive and dramatically improve our market share for these products. Revenues for other equipment increased by 449.0% to $54.1 million. A total of $40.5 million of the increase was attributable to the inclusion of revenues from Consolidated Fabricators, Inc., which the Company acquired in October 2000. The Company’s focus on the retrofit market, as well as an increased volume of orders and our ability to handle increased orders through our use of subcontractors to manufacture products also contributed to this increase.

The following table presents the Company’s revenues by geographic region (in thousands):

	For the Nine Months Ended

	September 29,	September 23,
	2001	2000

United States	$449,402	$276,249
Asia	5,361	10,568
Europe	8,879	8,175
Other	44,720	9,206

Total	$508,362	$304,198

Revenues in the United States comprised 88.4% of the Company’s total revenues for the first nine months of fiscal year 2001 and 90.8% for the first nine months of fiscal year 2000. Revenues in the United States increased 62.7% to $449.4 million for the first nine months of fiscal year 2001 compared to the first nine months of fiscal year 2000, primarily as a result of significant increases in the volume of products sold. This volume increase was primarily caused by the increase in demand experienced overall in the U.S. gas turbine power generation equipment industry. This increase in industry demand reflected the continued increase in demand for electricity and the lack of sufficient power generation facilities in the United States. Revenues in Asia decreased by 49.3% to $5.4 million for the first nine months of fiscal year 2001 compared to the first nine months of fiscal year 2000. The projects being sold in this region, this year and last, are generally smaller, short-term projects which will cause these fluctuations to occur. Other revenues increased 385.8% to $44.7 million for the first nine months of fiscal year 2001 compared to the first nine months of fiscal year 2000, with several projects in South America and Canada contributing to the increase.

Gross Profit

Gross profit increased 70.8% to $88.9 million for the first nine months of fiscal year 2001 from $52.1 million for first nine months of fiscal year 2000 as a result of the increase in our revenues. Gross profit as a percentage of revenues increased slightly to 17.5% for the first nine months of fiscal year 2001 compared to 17.1% for the first nine months of fiscal year 2000, reflecting benefits of concentrating increased production in lower cost countries.

Selling and Administrative Expenses

Selling and administrative expenses increased 50.6% to $28.7 million for the first nine months of fiscal year 2001 from $19.1 million for the first nine months of fiscal year 2000. Of this increase, (1) $3.2 million resulted from the hiring of additional sales and administrative personnel in connection with the continued growth of our business, (2) $3.1 million resulted from the inclusion of selling and administrative expenses of Consolidated Fabricators, Inc., (3) $.9 million of the increase resulted from an expense related to the immediate vesting of certain options granted at exercise prices deemed less than fair value at the date of grant, (4) $1.0 million of the increase resulted from insurance, professional, and other costs related to becoming a public company, and (5) Additional incentive compensation costs reflecting the improved operating performance accounted for $.8 million of the increase. As a percentage of revenues, selling and administrative expenses decreased to 5.7% for the first nine months of fiscal year 2001 from 6.3%

for the comparable period of fiscal year 2000.

Operating Income

Operating income increased to $58.9 million for the first nine months of fiscal year 2001 from an operating loss of $5.9 million loss in the first nine months of fiscal year 2000. The increase in revenues, and associated gross profit, contributed the major ongoing portion to this increase in operating income, with some of the improvement coming from operating leverage in the selling and administrative expenses. The $38.1 million charge for the recapitalization , in the third quarter of last year, was the primary reason for the large improvement in operating income.

Interest Expense, Net

Net interest expense increased to $14.7 million for the first nine months of fiscal year 2001 from $4.9 million for the first nine months of fiscal year 2000. This increase was primarily due to the additional borrowings incurred in connection with the August 2000 recapitalization. In addition to the increased borrowings, we incurred a $1.9 million expense related to cost associated with the termination of an interest rate protection collar entered into in connection with the August 2000 recapitalization. Over $100 million of the additional debt related to our August 2000 recapitalization has been subsequently paid off with proceeds from the initial public offering transaction and with funds provided from operations.

Income Taxes

GEEG Holdings, L.L.C. and its primary operating subsidiaries were limited liability companies, prior to the reorganization, and were treated as partnerships for income tax purposes. As a result, no income tax provision was made with respect to these entities for periods prior to May 18, 2001, or during the first nine months of fiscal year 2000. Some of GEEG Holdings, L.L.C.’s subsidiaries have been taxed as corporations, causing our historical consolidated financial statements to reflect a small income tax provision. As a result of the reorganization transaction, the Company became subject to corporate federal and state income taxes for the last half of the second quarter of fiscal year 2001. As a result of the change in the Company’s tax status from an L.L.C. to a C-Corporation it recorded an income tax benefit and related deferred tax asset of $88 million, which primarily represents the excess tax basis over book basis related to the August 2000 recapitalization. The amortization of this deferred tax benefit allows the Company to offset tax liabilities, not expense, in the amount of approximately $1.4 million per quarter, following the reorganization.

Backlog

Backlog increased $226.7 million for the first nine months of fiscal year 2001 compared to an increase of $63.1 million for the first nine months of fiscal year 2000. Total backlog increased to approximately $689.3 million at September 29, 2001, compared to $354.0 million at September 23, 2000. Backlog increased $7.3 million during the third quarter of 2001 compared to an increase of $19.8 million in the third quarter of fiscal year 2000. The Company believes that up to $635 million or 92% of our backlog at September 29, 2001 will be recognized as a portion of our revenues during the 12 months following September 29, 2001. The Company’s backlog consists of firm orders from our customers for projects in progress. Backlog does not include preliminary or speculative projects. Sales of projects can only be reflected in the backlog when the customers have made firm commitment. Backlog may vary significantly from quarter to quarter due to the timing of that commitment.

Liquidity and Capital Resources

The Company’s primary sources of cash are net cash flow from operations and borrowings under its amended and restated senior credit facility. The Company’s primary uses of this cash are principal and interest payments on indebtedness and capital expenditures.

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

The Company used a portion of the net proceeds of the initial public offering to repay a portion of its $146.3 million outstanding indebtedness, including accrued and unpaid interest of $0.9 million, under its existing senior credit facility and to repay $27.5 million of its senior subordinated loan, plus accrued and unpaid interest, and to pay related prepayment premiums, fees and expenses, that amounted to an $8.4 million after-tax extraordinary loss. We refinanced the remaining balances on its senior credit facility after the application of the net proceeds of the IPO using the proceeds of new loans under an amended and restated senior credit facility described below.

Following the closing of the IPO, the Company obtained $60.0 million of term loans maturing in May 2005 under an amended and restated senior credit facility from a syndicate of lenders for whom Bankers Trust Company (an affiliate of Deutsche Banc Alex Brown Inc., one of the underwriters of the offering) acted as agent. In addition to the term loan, The Company obtained a revolving loan facility of up to $75.0 million. The revolving loan facility will also mature in May 2005. $35.0 million of additional borrowings under the amended and restated senior facility and approximately $15.0 million under the revolving loan facility were used to pay off the remaining $40.0 million portion of the senior subordinated loan along with the accrued interest and prepayment penalties. As a result of this debt extinguishment the Company recorded an additional $9.7 million after-tax extraordinary loss.

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

Net cash provided by operating activities was $18.5 million and $15.1 million for the first nine months of fiscal year 2001 and 2000, respectively. The increase in net operating cash flow resulted from an increase in operating income of approximately $26.7 million, (excluding the $38.1 million for the recapitalization charge in fiscal year 2000). This increase was partially offset by working capital requirements volume increases in the auxiliary power equipment segment.

Net cash used by investing activities increased to $9.6 million for the first nine months of fiscal year 2001 from $1.9 million for the first nine months of fiscal year 2000. This cash was primarily used for the acquisition in January 2001 of a manufacturing facility in Mexico.

Net cash used for financing activities decreased to $31.8 million for the first nine months of fiscal year 2001 compared to cash provided of $3.3 million for the first nine months of fiscal year 2000. The net impact of the IPO and the related refinancing of the Company’s bank credit facilities, as described above, accounted for the major portion of this change.

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

Interest Rate Risk.   The Company is subject to market risk exposure related to changes in interest rates. Assuming its current level of borrowings, a 100 basis point increase in interest rates under these borrowings would increase its interest expense for fiscal year 2001 by approximately $1.0 million. The Company managed its exposure to interest rate fluctuations on its variable rate debt through the use of an interest rate collar agreement with a notional amount of $77.1 million until July 2001, when the collar agreement was terminated. With the rapid decreases in interest rates through the first seven months of 2001, the obligation under the collar increased to approximately $1.9 million through July 2001. In July of 2001, the Company decided to terminate the collar agreement, rather than incur further costs related to reductions in rates going forward. As a result, the interest expense for the second and third quarters of 2001 included $1.9 million to reflect the mark to market of the collar.

Foreign Currency Exchange Risk.   Portions of the Company’s operations are located in foreign jurisdictions including Europe and Mexico. The Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. In addition, sales of products and services are affected by the value of the U.S. dollar relative to other currencies. The Company manages its foreign currency exposure through the use of foreign currency option contracts. Notional amounts outstanding under such contracts totaled $0 at September 29, 2001 and $3.6 million at December 30, 2000. The fair values of the option contracts were not significant as of September 29, 2001 or December 30, 2000. There have been no material changes in foreign currency exchange risk since December 30, 2000.

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

PART II. OTHER INFORMATION

        The answers to items listed under Part II are inapplicable or negative.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL POWER EQUIPMENT GROUP INC.

DATED: November 13, 2001	By: /s/ Michael Hackner
Michael Hackner Chief Financial Officer and Vice President of Finance (Principal Financial Officer)