Form 10-K405
period 2001-12-29
GLOBAL POWER EQUIPMENT GROUP INC/
filed 2002-03-29
CIK 1136294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ...... to ......

Commission File Number: 001-16501

GLOBAL POWER EQUIPMENT GROUP INC.
(Exact name of registrant as specified in its charter)

Delaware	73-1541378

(State or other jurisdiction of	(I.R.S. Employer

incorporation or organization)	Identification No.)

6120 South Yale, Suite 1480, Tulsa, Oklahoma
(Address of principal executive offices)

74136
(Zip Code)

(918) 488-0828
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange
on Which Registered

Common Stock, $.01 par value	New York Stock Exchange.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. X

The aggregate market value of the stock held by non-affiliates (affiliates being directors, officers and holders of more than 5% of the Company’s common stock) of the Registrant at March 20, 2002 was approximately $275.9 million.

The number of shares of the Registrant’s common stock, $.01 par value, outstanding at March 20, 2002 was 43,953,340.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the annual meeting of stockholders to be held June 6, 2002 are incorporated by reference into Part III of this Form 10-K.

GLOBAL POWER EQUIPMENT GROUP INC.

FORM 10-K
December 29, 2001

PART I.

ITEM 1.    BUSINESS

Overview

Global Power Equipment Group Inc. (referred to herein as “we,” “us,” “our,” “GPEG” and the “Company”) is a global designer, engineer and fabricator of a comprehensive portfolio of equipment for gas turbine power plants, with over 30 years of power generation industry experience. We believe that we are a leader in our industry, offer one of the broadest ranges of gas turbine power plant equipment in the world and hold the number one or number two market position by sales in a majority of our product lines. Our equipment is installed in power plants in more than 30 countries on six continents, and we believe that we have one of the largest installed bases of gas turbine power plant equipment in the world. In addition, we provide our customers with value-added services including engineering, retrofit and upgrade, and maintenance and repair.

We sell our products to the gas turbine power generation market, the fastest growing segment of the power generation industry. Our products are critical to the efficient operation of gas turbine power plants and are highly engineered to meet customer-specific requirements. Our products include:

•	heat recovery steam generators;	•	exhaust systems;

•	filter houses;	•	diverter dampers; and

•	inlet systems;	•	specialty boilers and related products

•	gas and steam turbine enclosures;

We market and sell our products globally under the Deltak, Braden and Consolidated Fabricators brand names through our worldwide sales network.

We fabricate our equipment through a combination of in-house manufacturing and extensive outsourcing relationships. Our network of subcontractors, located throughout 30 countries, allows us to manufacture equipment for power plant projects worldwide at competitive prices. Our subcontractors also enable us to meet increasing demand without being restricted by internal manufacturing capacity limitations, thus limiting capital expenditure requirements.

We believe our design and engineering capabilities differentiate us from our competitors. By providing high-quality products on a timely basis and offering a broad range of equipment, we have forged longstanding relationships with the leading power industry participants, including General Electric, Mitsubishi Heavy Industries, Siemens-Westinghouse, Bechtel and Duke Power. Our revenues have grown from $142.7 million in fiscal year 1997 to $723.5 million in fiscal year 2001, representing a compound annual growth rate of 50.1%.

Forward-Looking Statements

This Form 10-K includes “forward-looking statements.” These forward-looking statements include, in particular, the statements about our plans, strategies, and prospects. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, these forward-looking statements rely on assumptions and are subject to risks and uncertainties that may prevent us from achieving our plans, intentions or expectations.

Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Form 10-K are set forth in “Item 1. Business,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements found in the sections mentioned above. These forward-looking statements involve risks and uncertainties, including those discussed under “Risk Factors” included in Item 1. These cautionary statements identify important factors that could cause actual results to differ materially from those predicted in any forward-looking statements.

Fiscal 2001 Developments

Public Offering of Common Stock

On May 18, 2001, the Company sold 7,350,000 shares of common stock, $.01 par value, in an underwritten initial public offering (IPO) at a price of $20.00 per share, less underwriting discounts and commissions. The underwriters also exercised an option to purchase an additional 1,102,500 shares of common stock from existing shareholders to cover over-allotments. The net proceeds of the offering to the Company totaled approximately $131.2 million. The net proceeds were used to (1) repay a portion of our senior term loans and senior subordinated loan and to pay related prepayment premiums, (2) pay a distribution in an aggregate amount equal to the accrued and unpaid dividends on the preferred units of GEEG Holdings, LLC, and (3) with respect to the balance, for general corporate purposes.

Growth Strategy

To maximize shareholder value and enhance our market position in the growing power generation industry, we will continue to pursue the following growth strategies:

•	Leverage our presence in the emerging international power markets. Through our international presence, we are positioned to undertake power generation projects throughout the world. According to the International Energy Agency, or IEA, approximately 90% of the estimated $2.9 trillion in worldwide electrical generation capacity investment through 2020 will be expended outside of North America. Our global presence and experience allows us to serve our multinational customers’ needs in a timely and efficient manner.

•	Pursue strategic acquisitions. We intend to pursue selective acquisitions, which will increase our market share in existing product lines, broaden our overall product and service offerings and expand our geographic reach. The power generation equipment industry is highly fragmented, comprised largely of small companies or corporate divisions with relatively limited product lines. The fragmented nature of the industry provides us with numerous acquisition opportunities.

•	Leverage our design and engineering capabilities to expand our product lines. We intend to expand our product lines to capture a larger share of our customers’ equipment purchases. Through our design and engineering capabilities and experience in gas turbine technology, we have developed a number of complementary product lines, including inlet cooling systems, pulse filters, air filter elements and diverter dampers. Throughout our 30-year history, we have also successfully introduced new end-use applications for our underlying technologies, including products for the process, marine, pulp and paper and pharmaceutical industries.

•	Expand our leading market position in the U.S. market. Our design and engineering expertise positions us to bid on and execute virtually any major gas turbine power plant project. According to the Energy Information Administration, or EIA, approximately 355 gigawatts of new electrical generation capacity will be needed in the United States by 2020 to meet projected demand. That increase in capacity is equivalent to approximately 1,200 new combined-cycle power plants. The EIA estimates that approximately 82% of new U.S. generating capacity will be gas turbine based. We believe that our reputation for quality products, low-cost fabrication and on-time delivery of a broad line of gas turbine equipment have made us a critical supplier to our customers and end users, further strengthening our position as a market leader.

Industry Overview

Supply and Demand Trends

According to the EIA in its Annual Energy Outlook 2002, more than 355 gigawatts of new capacity must be added by 2020 to meet U.S. demand and offset retirements of outdated generation capacity. Of this capacity, the EIA estimates that 82% is projected to be combined-cycle or combustion turbine technology fueled by natural gas. The EIA also anticipates that 10% of existing nuclear capacity within the United States will be retired by 2020. Worldwide, nuclear generating capacity is being retired and is largely being replaced by combined-cycle natural gas fueled power plants. Internationally, although developing countries are moving towards industrialization and electrification, according to the EIA, approximately one-third of the world’s population is still without electricity. The most rapid growth in electricity use is projected for developing Asian nations, at 4.5% per year, and by 2020 electricity demand in these developing Asian nations is expected to double. China’s electricity consumption is projected to triple, growing by an average of

5.5% per year to 2020. In addition, both European and South American power demand is expected to grow significantly. Significant new worldwide generation capacity is necessary to keep pace with international demand growth, which is expanding at more than twice the rate of U.S. demand.

Gas Turbine Technology

Gas turbine power plants are well positioned to benefit from the need for new or more efficient power generation infrastructure. The advantages of power generation plants utilizing gas turbine technologies versus other technologies include:

•	lower construction costs;

•	shorter construction period;

•	improved operating efficiency;

•	lower environmental impact;

•	ability to expand plant capacity; and

•	rapid start-up and shutdown time.

Gas turbine power plants can have either a simple-cycle or combined-cycle configuration, both of which utilize a gas turbine and a generator to produce electricity. A simple-cycle gas turbine plant incorporates many of the products which we manufacture, including filter houses, inlet and exhaust systems and turbine enclosures. A simple-cycle plant converts approximately 33% of the fuel’s energy content into electricity. A combined-cycle plant has the same components as a simple-cycle plant, with the addition of a heat recovery steam generator, or HRSG. In a combined-cycle plant, the hot exhaust from the gas turbine is routed through the HRSG where steam is generated which is used to power a steam turbine and produce more electricity. A combined-cycle power plant converts up to 57% of the fuel’s energy content into electricity. As a result of this increased efficiency, the EIA projects that domestic combined-cycle plant capacity will increase more than ten times over the next 20 years. As a leading provider of equipment for simple- and combined- cycle power plants, we are well positioned to benefit from these trends and, as a result, to increase our revenues and earnings.

Products and Services

We conduct our business through two operating segments: our heat recovery equipment segment and our auxiliary power equipment segment. We offer a broad range of products that are integral parts of gas turbine power plants. We also provide advanced engineering, retrofit and upgrade, maintenance and repair services to the power generation industry. For more information regarding our revenues, profitability and total assets by segment, see Note 14 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Heat Recovery Equipment

Our heat recovery equipment segment is a leader in the production of HRSGs and specialty boilers. Our products in this segment are marketed under the Deltak brand name.

•	Heat Recovery Steam Generators. A HRSG is a boiler that creates steam in a combined-cycle power plant using the hot exhaust emitted by a gas turbine. This steam generates additional electricity by driving a steam turbine in a combined-cycle power plant. Each HRSG is custom designed and engineered to meet the specifications of the customer, taking into account the type of gas turbine and environmental locale. We design and manufacture HRSGs for all size applications for both new combined-cycle and retrofitted simple-cycle power plants. We believe we are the overall market leader with the largest installed base of gas turbine HRSGs in the world.

•	Specialty Boilers and Related Products. Specialty boilers are a highly customized class of equipment that capture waste heat and convert it into steam. We produce specialty boilers used in process heat recovery and incineration systems, small power generation systems and marine cogeneration systems. Our specialty boilers, which require creative engineering solutions, are used in a wide range of markets, including oil and gas, pulp and paper, chemicals, petrochemical, marine and food industries. We have an installed base of more than 600 specialty boilers in over 30 countries. In addition, we design and manufacture catalytic recovery systems for gas turbine exhaust systems which reduce emissions.

Auxiliary Power Equipment

Our auxiliary power equipment segment includes a variety of products and services critical to the operation of gas turbine power plants. These products are marketed under the Braden and Consolidated Fabricators brand names.

•	Filter Houses. A filter house cleans debris, dirt and other contaminants from the air that enters the turbine, using either a barrier filter or a pulse filter. Barrier filters use a series of filter elements contained in a large filter house to remove airborne contaminants. Pulse filters are self-cleaning filters that use a blast of air to expel dirt or ice from the filter element. In addition, a filter house may include evaporative coolers, chiller coils, fog cooling systems, anti-icing systems and a broad range of other equipment that treats the air that is pulled through the turbine.

•	Inlet Systems. Inlet systems are large air intake ducts that connect the filter house to the gas turbine and provide silencing for the noise emanating from the gas turbine through the inlet. The major components of an inlet system are inlet silencers, expansion joints and inlet ductwork.

•	Gas and Steam Turbine Enclosures. Gas and steam turbine enclosures protect the turbines from the environment. In addition, they provide acoustical treatment to reduce the noise produced by gas and steam turbines. Fire suppression systems are also an integral feature of most enclosures.

•	Exhaust Systems. Exhaust systems direct the hot exhaust from the turbine to the atmosphere. The main components of an exhaust system are exhaust ductwork, acoustic silencing equipment and the stack. Exhaust systems are highly engineered and very complex due to the severe turbulence and heat exposure that they must endure.

•	Diverter Dampers. Diverter dampers divert the hot exhaust from the gas turbine into a HRSG when the power plant is operated as a combined-cycle facility or into the exhaust stack in the case of simple-cycle operation. We also design and manufacture various other types of dampers.

Backlog

The time frame between receipt of an order and actual completion or delivery of our products can stretch from a few weeks to a year or more. At the time we receive a firm order from a customer, that order is added to our backlog. Over the last five years, virtually all backlog has been subsequently recognized as revenues. However, customers may cancel or delay projects for reasons beyond our control and we may be unable to replace any canceled orders with new orders. As a result, our backlog may not be indicative of future revenues.

Sales and Marketing

We have an extensive sales network consisting of employees and independent representatives worldwide. We have sales offices in Australia, Brazil, China, Egypt, the Netherlands, Singapore, South Korea and the United States. Our international sales force allows us to assess local market conditions, utilize local contacts and respond quickly to our customers’ regional needs. We focus our sales and marketing efforts on end users of our products, including the developers and operators of gas turbine power plants, and on gas turbine original equipment manufacturers who may order our products directly or specify the use of our products.

Customers

Customers for both our heat recovery equipment segment and our auxiliary power equipment segment include original equipment manufacturers, engineering and construction firms, operators of power generation facilities and firms engaged across several process related industries. The end users of most of our products are developers and operators of gas turbine power plants. Our top ten customers vary from year to year due to the relative size and duration of our projects. In fiscal year 2001, General Electric accounted for approximately 25% of our revenues, Mitsubishi Heavy Industries accounted for approximately 16% of our revenues, and The Southern Company accounted for approximately 11% of our revenues. For information with respect to our sales by geographic regions, see Note 14 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Engineering and Design Capabilities

Our business is driven by design and engineering expertise, an area in which we believe that we are an industry leader. Our products are custom-designed and engineered to meet the precise specifications of our customers, and may require a significant number of engineering hours to design. As of December 29, 2001 we employed 165 degreed engineers specialized in thermal, structural, electrical, mechanical, acoustical and chemical engineering. Our engineers utilize an extensive PC-based network and engineering programs such as AutoCad™, ANSYS™, StruCAD™ and several internally developed proprietary programs. Our proprietary programs enable us to use design elements from previous projects thereby increasing our engineering efficiency on subsequent projects.

Manufacturing and Outsourcing

Our products are fabricated utilizing a combination of in-house manufacturing and subcontractors. Most of our subcontracting work is performed outside the United States which provides a lower-cost basis for finished goods. Our extensive use of outsourcing relationships provides us the following benefits:

•	flexibility to rapidly expand or contract manufacturing capacity without increasing capital expenditures;

•	ability to manufacture in low cost countries, thereby reducing the overall cost of our products; and

•	ability to satisfy local content requirements.

In fiscal year 2001, we estimate that subcontractors accounted for approximately 70% of our manufacturing costs. Our subcontractors manufacture products on a fixed-price basis for each project. Typically, our subcontractors agree not to manufacture competing products. We provide on-site technical advisors at our subcontracted facilities to ensure high levels of quality and workmanship. We are constantly pursuing new international subcontractor relationships to enhance our ability to manufacture equipment at the lowest cost while maintaining high-quality standards and on-time delivery.

While a majority of our manufacturing is outsourced, we maintain significant in-house capabilities. Our in-house manufacturing capability allows us to internally develop production methods, train personnel, protect highly sensitive designs and fabricate products whose complexity may preclude their production by subcontractors.

Segment Financial Data and Sales by Geographic Region

See Note 14 to the consolidated financial statements, included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K, for detailed financial information regarding each business segment and sales by geographic region.

Raw Materials and Suppliers

The principal raw materials for our products are stainless steel sheet products, carbon steel plate and structural shapes, insulation and finned tubing. We obtain these products from a number of domestic and foreign suppliers. The market for most of the raw materials we use is comprised of numerous participants and we believe that we can obtain each of the raw materials we require from more than one supplier.

Competition

We compete with a large number of U.S. and international companies along all of our major product lines. We believe that our major competitors generally are small companies or corporate divisions that offer relatively limited product lines and do not compete on a global basis. We compete based on the price, quality, reliability and reputation of our products. We believe that no single competitor offers our breadth of products to the gas turbine power generation industry.

Employees

As of December 29, 2001, we had 1,747 employees. Other than 86 of our manufacturing employees located in Tulsa, Oklahoma and 337 of our production employees at our three Mexico facilities, none of our employees are represented by unions. We believe our employee relations are satisfactory.

Intellectual Property

We depend upon a combination of patents, trademarks and nondisclosure and confidentiality agreements with our employees, customers and others and various security measures to protect our proprietary rights. Designs and processes are developed for specific projects and are charged directly to such projects. Due to the unique nature of each project, we typically do not reuse our designs. Also, our customers are contractually obligated to treat these designs as confidential and proprietary. For these reasons, we do not generally pursue patent protection. However, we believe that intellectual property protection is less important than our ability to continue to develop new design applications that meet the demands of our customers. As a result, we do not believe that any single patent or trademark is material to our business.

We typically enter into non-disclosure and confidentiality agreements with our employees and subcontractors with access to sensitive design software and technology. However, this protection does not preclude others from creating programs which perform the same function. In addition, our agreements may be breached and we may not have adequate remedies for any breach.

Environmental Matters

Our operations are subject to laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of the environment or human health. These laws include U.S. federal statutes such as the Resource Conservation and Recovery Act of 1976, the Comprehensive Environment Response, Compensation, and Liability Act of 1980, or CERCLA, the Clean Water Act and the Clean Air Act, and the regulations implementing them, as well as similar laws and regulations at the state and local levels and in other countries in which we operate.

Failure to comply with environmental laws or regulations could subject us to significant liabilities for fines, penalties or damages, or result in the denial or loss of significant operating permits. In addition, some environmental laws, including CERCLA, impose liability for the costs of investigating and remediating releases of hazardous substances without regard to fault and on a joint and several basis, so that in some circumstances we may be liable for costs attributable to hazardous substances released into the environment by others.

Our manufacturing facilities use and produce wastes containing various substances classified as hazardous or otherwise regulated under environment laws and regulations, and are subject to ongoing compliance costs and capital expenditure requirements. We believe we are in compliance with applicable environmental laws and regulations and that the costs of compliance are not material to us. However, any newly discovered environmental conditions could result in unanticipated expenses or liabilities that would be material. Moreover, the environmental laws and regulations to which we are subject are constantly changing, and it is impossible to predict the effect of these changes on us. We cannot give any assurances that our operations will comply with future laws and regulations or that these laws and regulations will not significantly adversely affect us.

Risk Factors

Our business, financial condition and results of operations may be impacted by a number of factors, including, but not limited to, the following, any of which could cause actual results to vary materially from historical and current results or anticipated future results.

Substantially all of our revenues are from sales of equipment for gas turbine power plants. If construction of new gas turbine power plants were to decline, the market for our products would be significantly diminished.

The demand for our products and services depends on the continued construction of gas turbine power generation plants. In fiscal year 2001, approximately 84% of our revenues were from sales of equipment and provision of services for gas turbine power plants. The power generation equipment industry has experienced cyclical periods of slow growth or decline. In periods of decreased demand for new gas turbine power plants, our customers may be more likely to decrease expenditures on the types of products and systems that we supply and, as a result, our sales may decrease. In addition, the gas turbine power industry depends on natural gas. A rise in the price or shortage of natural gas could reduce the profitability of gas turbine power plants, which could adversely affect our sales.

Environmental laws and regulations have played a part in the increased use of gas turbine technology in various jurisdictions. These laws and regulations may change or other jurisdictions may not adopt similar laws and regulations. Changes in existing laws and regulations could result in a reduction in the building and refurbishment of gas turbine power plants. In addition, stricter environmental regulation could result in our customers seeking new ways of generating electricity that do not require the use of our products. Furthermore, although gas turbine power plants have lower emissions than coal-fired power plants, emissions from gas turbine power plants remain a concern and attempts to reduce or regulate emissions could increase the cost of gas turbine power plants and result in our customers’ switching to alternative sources of power.

Other current power technologies, improvements to these technologies and new alternative power technologies that compete or may compete in the future with gas turbine power plants could affect our sales and profitability. Furthermore, in fiscal year 2001, approximately 45% of our revenues were from sales of heat recovery equipment used in combined-cycle power plants. Any change in the power generation industry which results in a decline in the construction of new combined-cycle power plants or a decline in the upgrading of existing simple-cycle power plants to combined-cycle power plants could materially adversely affect our sales.

Because some of our contracts stipulate that customer progress payments be made in advance of work performed, increases in overall sales volume typically allow us to finance our business through these payments. Conversely, a prolonged decline in new bookings of sales that provide for progress payments, or, if due to competitive market conditions we elect to extend progress payment schedules, our ability to finance work from operating sources may be affected.

A small number of major customers account for a significant portion of our revenues, and the loss of any of these customers could negatively impact our business.

We depend on a relatively small number of customers for a significant portion of our revenues. In fiscal year 1999, three customers accounted for approximately 50% of our consolidated revenues. In fiscal year 2000, two customers accounted for approximately 53% of our consolidated revenues. In fiscal year 2001, three customers accounted for approximately 52% of our consolidated revenues and approximately 55% of our backlog at the end of the year. In addition, our five largest customers accounted for approximately 67% of our revenues in fiscal year 2001 and approximately 66% of our backlog at the end of the year. Other than their obligations under firm orders placed in our backlog, none of our customers has a long-term contractual obligation to purchase any material amounts of products from us. All of our firm orders contain cancellation provisions which permit us to recover only our costs and a portion of our anticipated profit in the event a customer cancels its order. If a customer elects to cancel, we may not realize the full amount of revenues included in our backlog. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenues. Because our major customers represent a large part of our business, the loss of any of our major customers could negatively impact our business and results of operations.

If our costs exceed the estimates we use to set the fixed prices of our contracts, our earnings will be reduced.

We enter into all of our contracts on a fixed-price basis. As a result, we benefit from cost savings, but have limited ability to recover for any cost overruns. Contract prices are established based in part on our projected costs, which are subject to a number of assumptions. The costs that we incur in connection with each contract can vary, sometimes substantially, from our original projections. Because of the large scale and long duration of our contracts, unanticipated changes may occur, such as customer budget decisions, design changes, delays in receiving permits and cost increases, which may delay delivery of our products. In addition, under our contracts, we often are subject to liquidated damages for late delivery.

Unanticipated cost increases or delays may occur as a result of several factors, including:

•	increases in the cost, or shortages, of components, materials or labor;

•	unanticipated technical problems;

•	required project modifications not initiated by the customer; and

•	suppliers’ or subcontractors’ failure to perform.

Cost overruns that we cannot pass on to our customers or the payment of liquidated damages under our contracts will lower our earnings.

Competition could result in decreased sales or decreased prices for our products and services.

We face and will continue to face significant competition for the sale of our products and services. Competition could result in a reduction in the demand for, or the prices that we can charge for, our products and services. Our success is dependent in large part on our ability to:

•	anticipate or respond quickly to our customers’ needs and enhance and upgrade our existing products and services to meet those needs;

•	continue to price our products and services competitively and find low cost subcontractors that can produce quality products; and

•	develop new products and systems that are accepted by our customers and differentiated from our competitors’ offerings.

         Our competitors may:

•	develop more desirable, efficient, environmentally friendly or less expensive products;

•	be willing to accept lower prices to protect strategic marketing positions or increase market share;

•	be better able to take advantage of acquisition opportunities; or

•	adapt more quickly to changes in customer requirements.

As a result of our competitors’ business practices, we may need to lower our prices or devote significant resources to marketing our products in order to remain competitive. Lower prices or higher costs would reduce our revenues and our profitability.

If we are unable to control the quality or timely production of products manufactured for us by subcontractors, our reputation could be adversely affected and we could lose customers. If we are unable to recover any advance progress payments made to subcontractors, our profitability would be adversely affected.

We rely on subcontractors to manufacture and assemble a substantial portion of our products. In fiscal year 2001, we estimate that subcontractors accounted for approximately 70% of our manufacturing costs. Although we have on-site supervision of our subcontractors to review and monitor their quality control systems, the quality and timing of their production is not totally under our control. Our subcontractors may not always meet the level of quality control and the delivery schedules required by our customers. The failure of our subcontractors to produce quality products in a timely manner could adversely affect our reputation and result in the cancellation of orders for our products and the loss of customers.

In addition, we make advance progress payments to subcontractors in anticipation of their completion of our orders. We may be unable to recover those advances in the event a subcontractor fails to complete an order, which may adversely affect our profitability.

The dollar amount of our backlog, as stated at any time, is not necessarily indicative of our future earnings.

When we receive a firm order for a project from a customer, that order is added to our backlog. However, customers may cancel or delay projects for reasons beyond our control and we may be unable to replace any canceled orders with new orders. To the extent projects were delayed, the timing of our revenues could be affected. If a customer cancels an order, we may be reimbursed for the incurred costs. Typically, however, we have no contractual right to the full amount of the revenues that we would have received if the order had not been canceled, which potential revenues are reflected in our backlog. In addition, projects may remain in our backlog for extended periods of time. Revenue recognition occurs over long periods of time and is subject to unanticipated delays. Fluctuations in our quarterly backlog levels also result from the fact that we may receive a small number of relatively large orders in any given quarter that may be included in our backlog. Because of these large orders, our backlog in that quarter may reach levels that may not be sustained in subsequent quarters. Our backlog, therefore, is not necessarily indicative of our future revenues.

Our future revenues and operating results may vary significantly from quarter to quarter.

Our quarterly revenues and earnings have varied in the past and are likely to vary in the future. Our contracts stipulate customer- specific delivery terms which, coupled with other factors beyond our control that may occur at any time over a contract cycle of up to a year or more, may result in uneven realization of revenues and earnings over time. Due to our large average contract size, our sales volume during any given period may be concentrated in relatively few orders, intensifying the magnitude of these fluctuations. Consequently our quarterly performance may not be indicative of our success in achieving year-over-year growth objectives.

Furthermore, some of our operating costs are fixed. As a result, we may have limited ability to reduce our operating costs in response to unanticipated decreases in our revenues or the demand for our products in any given quarter. Therefore, our operating results in any quarter may not be indicative of our future performance. In addition, because we must make significant estimates related to potential charges when we recognize revenue on a percentage of completion basis, we may have difficulty accurately estimating revenues and profits from quarter to quarter.

Compliance with environmental laws and regulations is costly, and our ongoing operations may expose us to environmental liabilities.

Our operations are subject to laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of the environment or human health and safety. These laws include U.S. federal statutes such as the Resource Conservation and Recovery Act of 1976, the Comprehensive Environment Response, Compensation, and Liability Act of 1980 or CERCLA, the Clean Water Act and the Clean Air Act, and the regulations implementing them, as well as similar laws and regulations at the state and local levels and in other countries in which we operate.

If we fail to comply with environmental laws or regulations, we may be subject to significant liabilities for fines, penalties or damages, or lose or be denied significant operating permits. In addition, some environmental laws, including CERCLA, impose liability for the costs of investigating and remediating releases of hazardous substances without regard to fault and on a joint and several basis, so that in some circumstances we may be liable for costs attributable to hazardous substances released into the environment by others. Moreover, the environmental laws and regulations to which we are subject are constantly changing, and we cannot predict the effect of these changes on us.

A malfunction in our products could result in unanticipated warranty costs or product liability not covered by our insurance, which could adversely affect our financial condition or results of operations.

We provide warranties for terms of two years or less on our products. These warranties require us to repair or replace faulty products. Warranty claims could result in significant unanticipated costs. The need to repair or replace products with design or manufacturing defects could also temporarily delay the sale of new products and adversely affect our reputation.

In addition, we may be subject to product liability claims involving claims of personal injury or property damage. Because our products are used primarily in power plants, claims could arise in different contexts, including the following:

•	fires, explosions and power surges that can result in significant property damage or personal injury; and

•	equipment failure that can result in damage to other equipment in the power plant.

If a very large product liability claim were sustained, our insurance coverage might not be adequate to cover our defense costs and the amount awarded. Additionally, a well-publicized actual or perceived problem could adversely affect our reputation and reduce demand for our products.

The restrictions and covenants contained in our amended and restated senior credit facility limit our ability to borrow additional money, sell assets and make acquisitions. Compliance with these restrictions and covenants may limit our ability to implement elements of our business strategy.

Our amended and restated senior credit facility contains a number of significant restrictions and covenants limiting our ability and that of our subsidiaries to:

•	borrow more money or make capital expenditures;

•	incur liens;

•	pay dividends or make other restricted payments;

•	merge or sell assets;

•	enter into transactions with affiliates; and

•	make acquisitions.

In addition, our amended and restated senior credit facility contains other restrictive covenants, including covenants that require us to maintain specified financial ratios, including leverage, interest and fixed charge ratios and mandatory repayment provisions that will require us to repay our indebtedness with proceeds from certain asset sales, certain debt issuances and certain insurance casualty events. If we are unable to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, restructure or refinance our indebtedness or seek additional equity capital. Also, compliance with the restrictive covenants of our amended and restated senior credit facility may limit our ability to operate our business or implement elements of our business strategy.

Our revenues would be adversely affected if we are unable to protect the proprietary design software programs that we use in our business.

We have developed several proprietary software programs to help us design our products. Our ability to protect our proprietary rights to these programs is important to our success. We protect these rights through the use of internal controls and confidentiality and non- disclosure agreements and other legal protections. The legal protections afforded to our proprietary rights and the precautions we have taken may not be adequate to prevent misappropriation of our proprietary rights. We generally enter into non-disclosure and confidentiality agreements with our employees and subcontractors with access to sensitive design software and technology. However, these contractual protections do not prevent independent third-parties from developing functionally equivalent or superior technologies, programs, products or professional services. Third-parties may also infringe upon or misappropriate our proprietary rights and use them to develop competing products. If we were required to commence legal actions to enforce our intellectual property or proprietary rights or to defend ourselves against claims that we are infringing on the intellectual property or proprietary rights of others, we could incur substantial costs and divert management’s attention from operations.

The loss of the services of our key executive officers could have a negative effect on our business.

Our success depends to a significant extent on the continued services of Larry Edwards, our president and chief executive officer, and Gary Obermiller and Gene Schockemoehl, two of our senior executives. Our failure to retain the services of Messrs. Edwards, Obermiller or Schockemoehl, or attract highly qualified management in the future, could adversely affect our ability to grow and manage our operations. Although we have employment agreements containing non-competition clauses with Messrs. Edwards, Obermiller and Schockemoehl, courts are sometimes reluctant to enforce these agreements. In addition, although we carry key man life insurance for Messrs. Edwards, Obermiller and Schockemoehl, the loss of their services could disrupt our operations.

A failure to attract and retain employees who fill key requirements of our business may make it difficult to sustain or expand operations.

We must attract and retain highly qualified experienced mechanical, design, structural and software engineers, service technicians, marketing and sales personnel and other key personnel to expand our operations. If we are unable to attract and retain necessary personnel, we may not be able to sustain or expand our operations.

We may not be able to maintain or expand our business outside the United States because of numerous factors outside our control.

Our international operations are subject to a number of risks inherent in doing business outside the United States, including:

•	labor unrest;

•	regional economic uncertainty;

•	political instability;

•	restrictions on the transfer of funds into or out of a country;

•	currency exchange rate fluctuations;

•	export duties and quotas;

•	expropriations;

•	domestic and foreign customs and tariffs;

•	current and changing regulatory environments; and

•	potentially adverse tax consequences.

These factors may result in a decline in revenues or profitability and could adversely affect our ability to expand our business outside the United States.

If we were required to write-off our goodwill, our results of operations and stockholders’ equity could be materially adversely affected.

As a result of our June 1998 acquisition of the power generation division of Jason Incorporated and our October 2000 acquisition of CFI Holdings, Inc. and its subsidiaries, we have approximately $45.0 million of net unamortized goodwill recorded on our consolidated balance sheet as of December 29, 2001. Due to the implementation of Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized but must be tested for impairment at least annually based on a fair value concept. If we were required to write-off our goodwill our results of operations and financial position could be materially adversely affected.

We are exposed to market risks from changes in interest and foreign currency exchange and the conversion by European Union nations to the euro currency.

We are subject to market risks from changes in interest rates. Our amended and restated senior credit facility bears interest, at our option, at either the Eurodollar rate or an alternate base rate plus, in each case, an applicable margin. Assuming our current level of borrowings, a 100 basis point increase in interest rates under these borrowings would increase our interest expense for fiscal year 2001 by approximately $0.9 million. We are also subject to market risks from fluctuations in foreign currency rates and the anticipated conversion by several European Union members from local currencies to the use of the euro. Portions of our operations are located in foreign jurisdictions and a portion of our billings are paid in foreign currencies. Changes in foreign currency exchange rates or weak economic conditions in foreign markets could therefore cause fluctuations in those revenues derived from foreign operations. In addition, sales of products and services are affected by the value of the U.S. dollar relative to other currencies.

ITEM 2.    PROPERTIES

Our executive offices currently occupy 10,870 square feet in Tulsa, Oklahoma. The lease for this facility expires in November 2004. We have 13 other U.S. facilities, as well as facilities in the Netherlands, Singapore and Mexico. Information about our material facilities at December 29, 2001 is described below:

		Leased / Owned
Location	Square Feet	(Expiration Date)	Principal Uses

Heat Recovery Equipment Segment

Plymouth, Minnesota	38,000	leased (12/31/03)	manufacturing, engineering

	92,000	leased (01/31/06)	and administrative

	84,900	owned	office

Auxiliary Power Equipment Segment

Auburn, Massachusetts	69,000	owned	manufacturing, engineering and administrative office

Clinton, South Carolina	71,000	owned	manufacturing and engineering

Fort Smith, Arkansas	94,000	owned	manufacturing

	15,000	leased (02/13/03)	manufacturing

Heerlen, The Netherlands	10,000	leased (10/31/01)	engineering

Monterrey, Mexico	100,000	owned	manufacturing

San Antonio, Mexico	40,000	leased (02/01/06)	manufacturing

Toluca, Mexico	60,000	leased (05/01/04)	manufacturing

Tulsa, Oklahoma	189,000	leased (08/31/11)	manufacturing, engineering and

	39,000	leased (10/31/02)	administrative office

Worcester, Massachusetts	46,000	leased (12/31/02)	manufacturing

In addition to the foregoing, the company leases other facilities in various cities, which are not considered material. The company considers each of its facilities to be in good operating condition and sufficient for its current use.

ITEM 3.    LEGAL PROCEEDINGS

We are subject to routine litigation arising out of the normal and ordinary operation of our business, which we believe will not result in a material adverse effect on our business, results of operations or financial condition.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the fourth quarter ended December 29, 2001.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth as of the date hereof certain information regarding the executive officers of the Company. Officers are elected annually by the Board of Directors and serve at its discretion.

Name	Age	Position

Larry Edwards	52	President, Chief Executive Officer and Director

Gary Obermiller	53	Senior Vice President and President, Deltak

Gene Schockemoehl	52	Senior Vice President and President, Braden

Michael Hackner	54	Chief Financial Officer and Vice President of Finance

James Wilson	42	Vice President of Administration

John Matheson	36	General Counsel and Secretary

John McSweeney	58	President, Consolidated Fabricators

Larry Edwards is our president, chief executive officer and one of our directors. Since June 1998, Mr. Edwards has served as a director of and chief executive officer of GPEG and its predecessor and as president and chief executive officer of GEEG, Inc. From February 1994 until June 1998, Mr. Edwards served as the president of Jason Incorporated’s power generation division, the predecessor of GEEG Holdings, L.L.C. From 1976 until 1994, Mr. Edwards held the following positions with Braden: systems analyst; manager of data processing; manager of management services; manager of purchasing and traffic; manager of operations; vice president of operations; general manager; and president of Braden. Mr. Edwards earned a B.S. in Industrial Engineering and Management from Oklahoma State University and an M.B.A. with honors from Oklahoma City University.

Gary Obermiller is our senior vice president. Mr. Obermiller has served as president of Deltak since June 1997 and as a director and vice president of GPEG and its predecessor since June 1998. Mr. Obermiller joined Deltak in 1990 as vice president of engineering and in 1993 became executive vice president of operations. Mr. Obermiller has over 29 years of management, engineering, operations, sales, and marketing experience. He previously served as manager of market development and manager of the adhesive business unit at Graco, Inc. and held various positions, including manager of project management, sales manager and vice president of engineering, at Econotherm Energy Systems Corporation. Mr. Obermiller earned a B.S. in Mechanical Engineering from the University of Minnesota and an M.B.A. from the University of St. Thomas. Mr. Obermiller is also a licensed mechanical engineer.

Gene Schockemoehl is our senior vice president. Mr. Schockemoehl has served as president of Braden since January 1994 and as a director and vice president of GPEG and its predecessor since June 1998. He began his employment at Braden in 1968, progressing through the plant production area into management positions, and served as plant superintendent and manager of manufacturing through 1985. In mid-1985, Mr. Schockemoehl became operations manager and in 1990 became vice president of operations. He served as vice president of sales from mid-1991 until January 1994. Mr. Schockemoehl has a manufacturing and general business educational background, having attended both Tulsa Community College and Rogers State College.

Michael Hackner is our chief financial officer and vice president of finance. Since June 1998, Mr. Hackner has served GPEG and its predecessor in the same capacities and as its treasurer. Mr. Hackner joined Deltak in 1985 as controller and was promoted to vice president of finance and administration, Deltak in 1989. Previously, Mr. Hackner held various accounting and finance positions at Proform, Inc., was manager of accounting and systems development at Polaris/EZ-GO, a division of Textron, Inc., and held various positions in the audit and taxation department of Peat, Marwick, Mitchell and Company. Mr. Hackner received a B.S. from the University of Minnesota and attended the Minnesota Management Institute. Mr. Hackner has earned a C.P.A. designation and been a member of the American Institute of Certified Public Accountants since 1974.

James Wilson is our vice president of administration. Mr. Wilson served GPEG and its predecessor as secretary from June 1998 until 2001 and as vice president of administration since September 2000. He joined Braden in 1986 as controller and became vice president of finance, Braden in 1989. Between 1982 and 1986, Mr. Wilson was employed as a senior auditor with Arthur Andersen LLP. Mr. Wilson has received the C.P.A. designation and has been a member of the American Institute of Certified Public Accountants since 1983. He earned a B.S. in Accounting from Oral Roberts University.

John Matheson became our general counsel and secretary in 2001. From 1999 to 2001, Mr. Matheson served as senior attorney for The Williams Companies, an international energy and telecommunications company, where he directed the business development legal group of Williams Communications, which was responsible for mergers, acquisitions and securities law matters. Prior to 1999, he was a shareholder with the law firm of Conner & Winters, P.C., in Tulsa, Oklahoma. From January 1988 to May 1989, he was a tax consultant with Price Waterhouse. Mr. Matheson has received the C.P.A. designation and holds a bachelor of accountancy degree, with highest honors, from the University of Oklahoma, and a juris doctor from Georgetown University Law Center.

John McSweeney is president of Consolidated Fabricators. Mr. McSweeney has served as president of Consolidated Fabricators since it was acquired in October of 2000. Mr. McSweeney was previously the owner and president of Consolidated Fabricators since 1984. Mr. McSweeney has over 30 years of management, engineering, manufacturing and sales experience. He previously served as vice president and general manager of the Milford Rivet and Machine Company, director of corporate engineering for the Raybestos Manhattan Corporation and senior project manager for the ITT Grinell Company. Mr. McSweeney earned a B.S. in Mechanical Engineering from the Bridgeport Engineering Institute and an M.B.A. from the University of New Haven. Mr. McSweeney is also a licensed professional engineer.

PART II.

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock began trading on the New York Stock Exchange under the symbol “GEG” on May 18, 2001, following completion of our IPO. The following table sets forth the high and low sale prices per share of our common stock, as reported in the New York Stock Exchange composite transactions, for the periods indicated:

	Fiscal 2001

	High	Low

Second Quarter (from May 18, 2001)	$37.90	$22.05

Third Quarter	$30.95	$13.55

Fourth Quarter	$17.60	$11.45

Substantially all of the Company’s stockholders maintain their shares in “street name” accounts and are not, individually, stockholders of record. As of March 20, 2002, our common stock was held by 132 shareholders of record.

Dividends

We have not paid any cash dividends on our common stock and currently intend to retain all earnings for use in our business. Accordingly, we do not anticipate paying cash dividends in the foreseeable future. The declaration of dividends is at the discretion of our Board of Directors. Any future determination as to payment of dividends will depend upon our financial condition and results of operations and such other factors as are deemed relevant by the Board of Directors.

Our ability to pay cash dividends or make other distributions is subject to certain limitations under the terms of our current amended and restated senior credit facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” and Note 10 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data of Global Power Equipment Group Inc. and its predecessors for periods and as of the dates indicated. The financial data of the Company’s predecessor for the fiscal year ended December 26, 1997 has been derived from unaudited consolidated financial statements of the predecessor. The financial data for the period from December 27, 1997 through June 4, 1998 has been derived from audited consolidated financial statement of the predecessor. The financial data for the period June 5, 1998 through December 26, 1998 and fiscal years 1999, 2000 and 2001 have been derived from our audited consolidated financial statements. Such data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

	Predecessor

		Period From	Period From
	Year Ended	December 27,	June 5 to	Fiscal Year
	December 26,	1997 to	December 26,
	1997	June 4, 1998	1998	1999	2000	2001

Results of Operation Data:	(in thousands, except per common share data)
Revenues	$142,714	$60,881	$98,363	$275,199	$416,591	$723,504

Cost of sales	118,674	48,529	80,283	226,051	345,688	591,958

Gross profit	24,040	12,352	18,080	49,148	70,903	131,546

Selling and administrative expenses	18,070	8,787	10,825	23,166	27,045	40,333

Recapitalization charge (1)	—	—	—	—	38,114	—

Amortization expense	1,783	787	727	1,100	1,250	1,716

Operating income	4,187	2,778	6,528	24,882	4,494	89,497

Interest expense	1,215	439	2,966	3,410	12,175	15,896

Income (loss) before income taxes and extraordinary loss	2,972	2,339	3,562	21,472	(7,681)	73,601

Income tax provision (benefit)	1,159	996	176	1,087	(433)	22,905

Income tax benefit from tax status change (2)	—	—	—	—	—	(88,000)

Income (loss) before extraordinary loss	1,813	1,343	3,386	20,385	(7,248)	138,696

Extraordinary loss on debt extinguishment, net of tax	—	—	—	—	(1,536)	(18,060)

Net income (loss)	$1,813	$1,343	$3,386	$20,385	$(8,784)	$120,636

Per Common Share Data (3):

Earnings (loss) before extraordinary item per common share:

Basic			$—	$0.03	$(0.03)	$3.46

Diluted			$—	$0.03	$(0.03)	$3.31

Weighted average common shares outstanding:

Basic			599,518,400	633,417,313	388,455,915	39,275,398

Diluted			741,918,080	788,175,789	388,455,915	41,010,887

	Predecessor

		Period From	Period From
	Year Ended	December 27,	June 5 to	Fiscal Year
	December 26,	1997 to	December 26,
	1997	June 4, 1998	1998	1999	2000	2001

	(in thousands, except per common share data)
Other Financial Data:

EBITDA, as adjusted (4)	$—	$—	$8,172	$27,660	$46,079	$94,361

Depreciation and amortization	—	—	1,851	3,126	4,311	6,684

Capital expenditures	—	—	1,065	2,375	2,187	11,559

Net cash provided by (used in):

Operating activities	—	—	7,514	39,466	24,789	12,018

Investing activities	—	—	(1,065)	1,393	(19,840)	(11,559)

Financing activities	—	—	(213)	(39,469)	10,246	(24,332)

Balance Sheet Data (at end of period):

Property, plant and equipment, net	9,831	9,356	14,864	15,071	19,433	27,810

Total assets	129,965	136,486	109,316	131,493	245,693	430,631

Total debt	—	—	44,401	27,421	219,094	105,629

(1)	In fiscal year 2000, we incurred a non-recurring recapitalization charge associated with the cancellation of options outstanding as of the closing date of the August 2000 recapitalization.

(2)	Due to the Company’s change in tax status at the IPO date from an LLC to a taxable entity, the Company was required to record all deferred tax assets and liabilities, which were previously the responsibility of the LLC members. As a result, the Company recorded a net deferred tax asset on the date of the reorganization of approximately $88.0 million and recorded a corresponding $88.0 million income tax benefit.

(3)	Income (loss) before extraordinary item per common share is calculated by dividing income before extraordinary item after adjusting for preferred dividends by the weighted-average number of common units outstanding during each period. Preferred dividends were $0.4 million, $3.4 million and $2.9 million for fiscal year 1999, 2000 and 2001 respectively.

(4)	EBITDA, as adjusted, represents income (loss) before extraordinary items, interest, taxes, depreciation, amortization and recapitalization charge. EBITDA, as adjusted, is presented because we believe that it is frequently used by security analysts in the evaluation of companies. EBITDA, as adjusted, should not be considered as an alternative to cash flow from operating activities, as a measure of liquidity, as an alternative to net income, as an indicator of operating performance, or as an alternative to any other measure of performance in accordance with accounting principles generally accepted in the United States. Our EBITDA, before adjusting for the recapitalization charge and other extraordinary charges, was $8.2 million, $27.7 million, $6.4 million and $76.3 million for the period from June 5 to December 26, 1998 and for the fiscal years 1999, 2000 and 2001, respectively.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the selected consolidated financial data and consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Overview

We design, engineer and fabricate a comprehensive portfolio of heat recovery and auxiliary power equipment and provide related services. The Company’s corporate headquarters are located in Tulsa, Oklahoma, with operating facilities in Plymouth, Minnesota; Tulsa, Oklahoma; Fort Smith, Arkansas; Auburn, Massachusetts; Worcester, Massachusetts; Clinton, South Carolina; Monterrey, Mexico; Toluca, Mexico; San Antonio, Mexico; and Heerlen, Netherlands.

On May 13, 1998, GEEG Holdings, L.L.C. was formed as a Delaware limited liability company by the management of Jason Incorporated’s power generation products division for the purpose of acquiring the division. In addition to the equity units issued to its management members, GEEG Holdings, L.L.C. issued equity units to other outside investors. On June 5, 1998, GEEG Holdings, L.L.C. acquired Jason Incorporated’s power generation division, consisting of Braden Manufacturing L.L.C., Deltak L.L.C. and other subsidiaries.

In July 2000, the owners of GEEG Holdings, L.L.C. sought purchasers for the company, as a result of which, in August 2000, investment entities controlled by Harvest Partners, Inc. (Harvest Partners), acquired control of GEEG Holdings, L.L.C. in a recapitalization transaction. Pursuant to the operating agreement of GEEG Holdings, L.L.C., the representatives of Harvest Partners controlled a majority of the votes on the board of directors.

In addition, under the terms of the recapitalization that was negotiated between GEEG Holdings, L.L.C. and Harvest Partners:

•	Harvest Partners’ entities contributed $82.0 million in cash and received equity interests in GEEG Holdings, L.L.C. representing an 81.5% voting interest, including equity interest issued in connection with the senior subordinated loan;

•	existing investors received approximately $233 million in cash and escrow funds;

•	members of management and other investors retained an aggregate 18.5% equity investment in GEEG Holdings, L.L.C.; and

•	officers, directors and employees of GEEG Holdings, L.L.C., received approximately $38.1 million in cash in consideration for the cancellation of options.

GEEG Holdings, L.L.C. partially financed the recapitalization with $140.0 million of borrowings under a senior credit facility and a $67.5 million senior subordinated loan.

In October 2000, GEEG Holdings, L.L.C. acquired CFI Holdings, Inc. and its subsidiary, Consolidated Fabricators, Inc., for $25.2 million. The purchase price consisted of (1) $15.2 million in cash and escrow funds, (2) $5.5 million in promissory notes, (3) $2.5 million in earn-out payments and (4) $2.0 million in equity interests in GEEG Holdings, L.L.C.

On May 18, 2001, the Company completed a reorganization, as a result of which Global Power Equipment Group Inc. “GPEG” or the “Company” became the successor to GEEG Holdings, L.L.C. On May 23, 2001, the Company completed its IPO of 7,350,000 shares of its common stock. The beneficial ownership of the Company’s common stock immediately after completion of the reorganization transaction, but prior to the closing of the IPO, was identical to the beneficial ownership of the common and preferred units of GEEG Holdings, L.L.C. immediately before the reorganization transaction. As part of the reorganization transaction, the following occurred:

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

was paid during the fourth fiscal quarter out of available cash; and

•	the holders of common and preferred units of GEEG Holdings, L.L.C. exchanged their units for shares of GPEG’s common stock.

In connection with the reorganization and the IPO, the Company refinanced a portion of its outstanding indebtedness. The Company used a portion of the net proceeds from the IPO to repay $27.5 million of its outstanding senior subordinated loan and $85.4 million of the outstanding balance of its outstanding senior term loans under its senior credit facility. The Company refinanced the remaining balance on its senior term loans under its senior credit facility using the proceeds of a term A loan under an amended and restated senior credit facility. For additional information, see “Liquidity and Capital Resources” below. This refinancing of the Company’s outstanding indebtedness resulted in an approximate $8.4 million after-tax extraordinary loss from the write-off of deferred financing costs and debt discount, as well as prepayment premiums relating to the prepayment of long-term debt. On June 15, 2001, the Company retired the remaining $40.0 million of its senior subordinated loan with the proceeds of a $35.0 million increase to the new term loan facility and $5.0 million on the Company’s revolving credit facility. This debt extinguishment resulted in an approximate $9.7 million after-tax extraordinary loss from the write-off of deferred financing costs and debt discount, as well as prepayment premiums relating to the prepayment of long-term debt. These extraordinary loss amounts were charged to earnings in the second quarter.

Results of Operations

The table below represents the operating results of the Company for the periods indicated (in thousands):

	2001	2000	1999

Revenues	$723,504	$416,591	$275,199

Cost of sales	591,958	345,688	226,051

Gross profit	131,546	70,903	49,148

Selling and administrative expenses	40,333	27,045	23,166

Recapitalization charge	—	38,114	—

Amortization expense	1,716	1,250	1,100

Operating income	89,497	4,494	24,882

Interest expense	15,896	12,175	3,410

Income (loss) before income taxes and extraordinary loss	73,601	(7,681)	21,472

Income tax provision (benefit)	22,905	(433)	1,087

Income tax benefit from tax status change	(88,000)	—	—

Income (loss) before extraordinary loss	$138,696	$(7,248)	$20,385

Our fiscal year ends on the last Saturday in December. As a result, references in this report to fiscal year 2001 refers to the fiscal year ended December 29, 2001, fiscal year 2000 refers to the fiscal year ended December 30, 2000, and fiscal year 1999 refers to the fiscal year ended December 25, 1999. The Company uses a 52-/53-week fiscal year ending on the last Saturday in December. The fiscal years 2001, 2000 and 1999 include 52, 53 and 52 weeks, respectively.

Fiscal Year 2001 compared to Fiscal Year 2000

Revenues

Revenues increased 73.7% to $723.5 million for fiscal year 2001 from $416.6 million for fiscal year 2000. This increase is primarily the result of larger multiple unit orders for HRSGs and a significant increase in the volume of auxiliary power equipment products sold. These increases in order size and volume were caused by the higher demand experienced overall in the gas turbine power generation equipment industry. Development of gas turbine power plants continued to increase substantially in 2001 as the number and size of projects grew.

The following table sets forth our segment revenues for fiscal year 2001 and fiscal year 2000 (dollars in thousands):

	Fiscal Year	Fiscal Year	Percentage
	2001	2000	Change

Heat recovery equipment segment:

HRSGs	$324,211	$219,649	47.6%

Specialty boilers	118,108	38,995	202.9%

Total segment	$442,319	$258,644	71.0%

Auxiliary power equipment segment:

Exhaust systems	$123,919	$86,228	43.7%

Inlet systems	86,798	52,004	66.9%

Other	70,468	19,715	257.4%

Total segment	$281,185	$157,947	78.0%

The heat recovery equipment segment revenues increased 71.0% to $442.3 million for fiscal year 2001. Revenues for HRSGs increased 47.6% to $324.2 million. Although the volume of orders did not increase significantly, the size of the orders increased which allowed us to recognize significantly higher revenues over the prior year. Revenues for specialty boilers increased by 202.9% to $118.1 million. This increase was due primarily to several larger, multiple unit orders, on which the Company was able to generate substantially increased revenues, as well as the accelerated delivery requirements of its customers.

The auxiliary power equipment segment revenues increased 78.0% to $281.2 million for fiscal year 2001. Revenues for exhaust systems increased by 43.7% to $123.9 million. This increase is due primarily to the increased volume of orders, combined with our ability to handle increased orders through our use of subcontractors to manufacture products. Additional production capacity in Mexico contributed to the Company’s increased production and related revenues. Revenues for inlet systems increased by 66.9% to $86.8 million. The significant increase in revenue reflects the third quarter 2001 expansion of our inlet fabrication in Mexico, which allowed us to become more competitively priced and dramatically improved our market share for these products. Revenues for other equipment increased by 257.4% to $70.5 million. A total of $45.8 million of the increase was attributable to the inclusion of revenues from Consolidated Fabricators, Inc., which the Company acquired in October 2000. The Company’s focus on the retrofit market, as well as an increased volume of orders and our ability to handle increased orders through our use of subcontractors to manufacture products also contributed to this increase.

The demand for our products and services depends on the continued construction of gas turbine power generation plants. In fiscal year 2001, approximately 84% of our revenues were from sales of equipment and provision of services for gas turbine power plants. The power generation equipment industry has experienced cyclical periods of growth or decline. In periods of decreased demand for new gas turbine power plants, our customers may be more likely to decrease expenditures on the types of products and systems that we supply and, as a result, our sales may decrease. In addition, the gas turbine power industry depends on natural gas. A rise in the price or shortage of natural gas could reduce the profitability of gas turbine power plants, which could adversely affect our sales. Recently, certain issues including lack of financing related to power plant development in the United States have caused the market for our products to decline. While it is believed that the long-term need for power plants, around the world, is substantial, the current demand, in the United States, has slowed considerably in the last quarter of 2001 and the first quarter of 2002. Demand for new power plants, in the rest of the world, will continue to be a good supplemental market for our products.

The following table presents our revenues by geographic region (dollars in millions):

	Fiscal Year 2001		Fiscal Year 2000

		Percent		Percent
	Revenue	of Total	Revenue	of Total

United States	$646.0	89.3%	$380.4	91.3%

Europe	13.8	1.9%	11.6	2.8%

Asia	6.5	0.9%	11.8	2.8%

Other	57.2	7.9%	12.8	3.1%

Total	$723.5	100.0%	$416.6	100.0%

Revenues in the United States comprised 89.3% of our revenues for fiscal year 2001 and 91.3% for fiscal year 2000. Revenues in the United States increased 69.8% to $646.0 million for fiscal year 2001, primarily as a result of significant increases in the volume of products sold. This volume increase was caused primarily by the increase in demand experienced overall in the U.S. gas turbine power generation equipment industry. This increase in industry demand reflected the continued increase in demand for electricity and the lack of sufficient power generation facilities in the United States. Revenues in Asia decreased by 44.9% to $6.5 million for fiscal year 2001. The projects being sold in this region, this year and last, are generally smaller, short-term projects which will cause these fluctuations to occur. Other revenues increased 346.9% to $57.2 million for fiscal year 2001 compared to fiscal year 2000, with several projects in South America and Canada contributing to the increase.

Gross Profit

Gross profit increased 85.5% to $131.5 million for fiscal year 2001 from $70.9 million for fiscal year 2000 as a result of the increase in our revenues. Gross profit as a percentage of revenues increased to 18.2% in fiscal year 2001 from 17.0% in fiscal year 2000, reflecting benefits of concentrating increased production in lower cost countries.

Selling and Administrative Expenses

Selling and administrative expenses increased 49.3% to $40.3 million for fiscal year 2001 from $27.0 million for fiscal year 2000. Of this increase, (1) $4.7 million resulted from the hiring of additional sales and administrative personnel in connection with the growth of our business, (2) $4.3 million resulted from the inclusion of selling and administrative expenses of Consolidated Fabricators, Inc. (3) $0.9 million of the increase resulted from an expense related to the immediate vesting of certain options granted at exercise prices deemed less than fair value at the date of grant, (4) $1.3 million of the increase resulted from insurance, professional, and other costs related to becoming a public company, and (5) additional incentive compensation costs reflecting the improved operating performance accounted for $1.3 million of the increase. Although our bad debt experience historically has been low, the provision for bad debts increased by a total of $0.5 million due to uncertainty as to collection of amounts due on several small projects. Changes in our provision for bad debts primarily are impacted by the circumstances relative to specific projects, and not by the overall growth of our business. As a result, whether any increase in the provision will be required in future periods largely will depend on the status of particular projects at the time. As a percentage of revenues, selling and administrative expenses decreased to 5.6% for fiscal year 2001 from 6.5% for the comparable prior period as a result of our revenues growing at a higher rate than the expenses. With the significant growth in revenues being driven by larger project size and not numbers of orders, we were able to reduce our selling and administrative expenses as a percentage of revenues.

Operating Income

Operating income increased to $89.5 million for fiscal year 2001 from $4.5 million in fiscal year 2000. This increase was partially due to the $38.1 million non-recurring recapitalization charge in 2000 relating to cash payments made to officers, directors and employees for option cancellations in connection with the August 2000 recapitalization discussed above. Excluding this charge, operating income would have been $42.6 million in fiscal year 2000, resulting in an increase for 2001 of 110.1% compared to fiscal year 2000. The increase in revenues, and associated gross profit, together with the decrease in selling and administrative expenses as a percent of revenues, contributed to this increase in operating income.

Interest Expense

Interest expense increased to $15.9 million for fiscal year 2001 from $12.2 million for fiscal year 2000. This increase is due primarily to the additional borrowings incurred in connection with the August 2000 recapitalization impacting the first half of 2001. In addition to the increased borrowings, we incurred a $1.9 million expense in the second quarter of 2001 related to cost associated with the termination of an interest rate protection collar entered into in connection with the August 2000 recapitalization. Over $100 million of the additional debt related to our August 2000 recapitalization has been subsequently paid off with proceeds from the initial public offering transaction and with funds provided from operations.

Income Taxes

GEEG Holdings, L.L.C. and its primary operating subsidiaries were limited liability companies prior to the reorganization, and were treated as partnerships for income tax purposes. As a result, no income tax provision was made with respect to these entities for periods prior to May 18, 2001. However, because some of GEEG Holdings, L.L.C.’s subsidiaries are corporations, our historical consolidated financial statements reflect a small income tax provision (benefit).

As a result of the reorganization transaction, we became subject to corporate federal and state income taxes for the period from May 18, 2001 through December 29, 2001. Also, as a result of the change in our tax status in connection with the reorganization, we recorded an income tax benefit and related deferred tax asset of $88.0 million, which primarily represents the excess tax basis over book basis related to the August 2000 recapitalization. The amortization of the deferred tax benefit related to the August 2000 recapitalization will allow us to reduce cash paid for future taxes by approximately $5.6 million annually, but will not reduce future income tax expense. For informational purposes, our consolidated statements of income for the periods prior to May 18, 2001 include pro forma income on an after-tax basis assuming we had been taxed as a corporation since December 27, 1998. We did not have any net operating loss carryforwards at December 29, 2001. The Company is currently reflecting a 39.0% effective tax rate in the tax provision.

Backlog

Backlog increased to $556.8 million at December 29, 2001 compared to $464.6 million at December 30, 2000. We believe that up to $529.9 million or 95.2% of our backlog at the end of fiscal year 2001 will be recognized as a portion of our revenues during the next 12 months. Our backlog consists of firm orders from our customers for projects in progress. Backlog does not include preliminary or speculative projects. Bookings of projects can only be reflected in the backlog when the customers have made a firm commitment. Backlog may vary significantly from quarter to quarter due to the timing of that commitment.

Fiscal Year 2000 compared to Fiscal Year 1999

Revenues

Revenues increased 51.4% to $416.6 million for fiscal year 2000 from $275.2 million for fiscal year 1999. This increase is primarily the result of larger multiple unit orders for HRSGs and a significant increase in the volume of auxiliary power equipment products sold. These increases in order size and volume were caused by the higher demand experienced overall in the gas turbine power generation equipment industry. Development of gas turbine power plants continued to increase substantially in 2000 as the number and size of projects grew.

The following table sets forth our segment revenues for fiscal year 2000 and fiscal year 1999 (dollars in thousands):

	Fiscal Year	Fiscal Year	Percentage
	2000	1999	Change

Heat recovery equipment segment:

HRSGs	$219,649	$134,036	63.9%

Specialty boilers	38,995	51,538	-24.3%

Total segment	$258,644	$185,574	39.4%

Auxiliary power equipment segment:

Exhaust systems	$86,228	$54,722	57.6%

Inlet systems	52,004	22,550	130.6%

Other	19,715	12,353	59.6%

Total segment	$157,947	$89,625	76.2%

The heat recovery equipment segment revenues increased 39.4% to $258.6 million for fiscal year 2000. Revenues for HRSGs increased 63.9% to $219.7 million. Although the volume of orders did not increase significantly, the size of the orders increased to allow us to recognize significantly higher revenues over the prior year. Revenues for specialty boilers decreased by 24.3% to $39.0 million. This decrease is due primarily to the fact that fiscal year 1999 results included $21.8 million in revenues from one order delivered during that year.

The auxiliary power equipment segment revenues increased 76.2% to $157.9 million for fiscal year 2000. Revenues for exhaust systems increased by 57.6% to $86.2 million. This increase is due primarily to the increased volume of orders, combined with our ability to handle increased orders through our use of subcontractors to manufacture products. Revenues for inlet systems increased by 130.6% to $52.0 million. This increase is due primarily to the increased volume of orders, with a broader scope of equipment included in each order. Revenues for other equipment increased by 59.6% to $19.7 million. This increase is due primarily to our focus on the retrofit market, which has provided us with access to a broader customer base.

The following table presents our revenues by geographic region (dollars in millions):

	Fiscal Year 2000		Fiscal Year 1999

		Percent		Percent
	Revenue	of Total	Revenue	of Total

United States	$380.4	91.3%	$208.1	75.6%

Asia	11.8	2.8%	37.0	13.4%

Europe	11.6	2.8%	17.6	6.4%

Other	12.8	3.1%	12.5	4.6%

Total	$416.6	100.0%	$275.2	100.0%

Revenues in the United States comprised 91.3% of our revenues for fiscal year 2000 and 75.6% for fiscal year 1999. Revenues in the United States increased 82.8% to $380.4 million for fiscal year 2000, primarily as a result of significant increases in the volume of products sold. This volume increase was caused primarily by the increase in demand experienced overall in the U.S. gas turbine power generation equipment industry. This increase in industry demand reflected the rapid increase in demand for electricity and lack of sufficient power generation facilities in the United States. Revenues in Asia decreased by 68.1% to $11.8 million for fiscal year 2000 as a result of that region’s economic instability and decline in power plant construction.

Gross Profit

Gross profit increased 44.3% to $70.9 million for fiscal year 2000 from $49.1 million for fiscal year 1999 as a result of the increase in our revenues. Gross profit as a percentage of revenues decreased slightly to 17.0% in fiscal year 2000 from 17.9% in fiscal year 1999.

Selling and Administrative Expenses

Selling and administrative expenses increased 16.7% to $27.0 million for fiscal year 2000 from $23.2 million for fiscal year 1999. Of this increase, $1.5 million resulted from the hiring of additional sales and administrative personnel in connection with the growth of our business. A total of $1.0 million of the increase resulted from outside sales representative commissions associated with the increased revenue volume. Although our bad debt experience historically has been low, the provision for bad debts increased by a total of $0.8 million, due to uncertainty as to collectability of amounts due on several projects. Changes in our provision for bad debts primarily are impacted by the circumstances related to specific projects, and not by the overall growth of our business. As a result, whether any increase in the provision will be required in future periods largely will depend on the status of particular projects at the time. As a percentage of revenues, selling and administrative expenses decreased to 6.5% for fiscal year 2000 from 8.4% for the comparable prior period as a result of our revenues growing at a higher rate than the expenses. With the significant growth in revenues being driven by larger project size and not numbers of orders, we were able to reduce our selling and administrative expenses as a percentage of revenues.

Operating Income

Operating income decreased to $4.5 million for fiscal year 2000 from $24.9 million in fiscal year 1999. This decrease was the result of the $38.1 million non-recurring recapitalization charge relating to cash payments made to officers, directors and employees for option cancellations in connection with the August 2000 recapitalization discussed above. Excluding this charge, operating income would have been $42.6 million, or an increase of 71.2% compared to fiscal year 1999. The increase in revenues, and associated gross profit, together with the decrease in selling and administrative expenses as a percent of revenues, contributed to this increase in operating income.

Interest Expense

Interest expense increased to $12.2 million for fiscal year 2000 from $3.4 million for fiscal year 1999. This increase is due primarily to the additional borrowings incurred in connection with the August 2000 recapitalization.

Income Taxes

GEEG Holdings, L.L.C. and its primary operating subsidiaries were limited liability companies during fiscal year 2000 and fiscal year 1999 and were treated as partnerships for income tax purposes. As a result, no income tax provision (benefit) was made with respect to these entities for fiscal year 2000 or fiscal year 1999. However, because some of GEEG Holdings, L.L.C.’s subsidiaries are corporations, our historical consolidated financial statements reflect a small income tax provision (benefit). For informational purposes, our consolidated statements of income for the periods prior to May 18, 2001 include pro forma income on an after-tax basis assuming we had been taxed as a corporation since December 27, 1998. We did not have any net operating loss carryforwards at December 30, 2000.

Backlog

Backlog increased to $464.6 million at December 30, 2000 compared to $289.4 million at December 25, 1999. Our backlog consists of firm orders from our customers for projects in progress. Backlog does not include preliminary or speculative projects. Bookings of projects can only be reflected in the backlog when the customers have made firm commitment. Backlog may vary significantly from quarter to quarter due to the timing of that commitment.

Liquidity and Capital Resources

Our primary sources of cash are net cash flow from operations and borrowings under the amended and restated senior credit facility. Our primary uses of this cash are principal and interest payments on indebtedness, capital expenditures and general corporate purposes.

Operating Activities

Net cash provided by operations decreased 51.6% to $12.0 million for fiscal year 2001 from $24.8 million for fiscal year 2000. The decrease in net operating cash flow is due to an increase in working capital primarily caused by fluctuations in the timing of billings to customers. Large progress billings to customers for five large Heat Recovery projects at the end of December contributed $16.9 million to this increase in working capital. Additional cash requirements on the same five large Heat Recovery projects, with delayed billing terms, accounted for approximately $49.9 million of the increase in the costs in excess of billings. These projects comprised a significant portion of the fabrication schedule for the third and fourth quarters of 2001, and were part of an advantageous multiple unit arrangement with progress billings less favorable than our normal terms. Planned fluctuations in our cash requirements for projects such as these will occur from time to time. Our $75 million revolving credit facility is available to accommodate these fluctuations. At the end of fiscal year 2001, we had utilized $8.6 million of the revolver to finance our working capital needs, leaving an available balance of $33.8 million, after taking into account outstanding letters of credit of $32.6 million. Net cash provided by operations decreased 37.2% to $24.8 million for fiscal year 2000 from $39.5 million for fiscal year 1999. The decrease in net operating cash flow resulted primarily from the non-recurring $38.1 million recapitalization charge relating to option cancellation payments made in connection with the August 2000 recapitalization. This decrease was partially offset by a reduction in working capital.

Investing Activities

Net cash used for investing activities decreased to $11.6 million for fiscal year 2001 from $19.8 million for fiscal year 2000. In fiscal year 2001 the cash was primarily used for the January 2001 acquisition of a manufacturing facility in Mexico. In fiscal year 2000 it was used for the acquisition of CFI Holdings, Inc. Fiscal year 1999 investing activities provided $1.4 million.

Financing Activities

Net cash used for financing activities was $24.3 million in fiscal year 2001 and net cash provided by financing activities was $10.2 million in fiscal year 2000. The net impact of the IPO and related financing of our bank credit facilities, as described above, were the major sources and uses for fiscal year 2001 while the August 2000 recapitalization is the primary transaction during fiscal year 2000. Net cash used for financing activities was $39.5 million in fiscal year 1999. In fiscal year 1999, cash was used to prepay long-term debt, to make tax distributions to members of GEEG Holdings, L.L.C. and to redeem preferred units.

To finance the August 2000 recapitalization, GEEG Holdings, L.L.C. incurred indebtedness of $207.5 million consisting of : (1) a $30.0 million term loan under its senior credit facility maturing in July 2006, (2) a $110.0 million term loan under its senior credit facility maturing in July 2008 and (3) a $67.5 million senior subordinated loan maturing in August 2010. In October, 2000, GEEG Holdings, L.L.C. borrowed an additional $15.0 million under the senior credit facility in the form of a term loan which was to mature July 2006. This loan was used to fund a portion of the acquisition of CFI Holdings, Inc. The senior credit facility also included a revolving loan facility of $55.0 million. At December 30, 2000, a total of $154.2 million was outstanding under the senior credit facility.

The Company used a portion of the net proceeds of the IPO to (i) repay approximately $86.3 million of its outstanding indebtedness under the senior credit facility, including accrued and unpaid interest of $0.9 million, (ii) repay $27.5 million of its senior subordinated loan, plus accrued and unpaid interest, and (iii) pay related prepayment premiums, fees and expenses that amounted to an $8.4 million after-tax extraordinary loss. The Company extinguished the remaining borrowings under the senior credit facility outstanding after the application of the net proceeds of the IPO by using the proceeds of new loans under an amended and restated senior credit facility described below.

In connection with the IPO, the Company entered into an amended and restated senior credit facility from a syndicate of lenders. The amended and restated senior credit facility provided for term loans of up to $60.0 million and a revolving credit facility of up to $75.0 million. The amended and restated senior credit facility was further amended on June 15, 2001 to provide for term loans of up to $95.0 million. Outstanding loans under the amended and restated senior credit facility mature in May 2005. The Company utilized $60.0 million of term loans to pay remaining borrowings under the old senior credit facility and $35.0 million of term loans and $15.0 million under the revolving facility to pay off the remaining $40.0 million senior subordinated loan outstanding and accrued interest and prepayment penalties. As a result of this debt extinguishment, the Company recorded an additional $9.7 million after-tax extraordinary loss.

At December 29, 2001, the Company had $91.4 million outstanding under the term loan and $8.6 million outstanding under the revolver. Letters of credit totaling $32.6 million were issued and outstanding at the end of 2001.

At the Company’s option, amounts borrowed under the amended and restated senior credit facility will bear interest at either the Eurodollar rate or an alternate base rate, plus, in each case, an applicable margin. The applicable margin will range from 1.0% to 2.25% in the case of a Eurodollar based loan and from 0% to 1.25% in the case of a base rate loan, in each case, based on a leverage ratio. At December 29, 2001 the term debt of $91.4 million bore interest at an average rate of 3.29% while the revolver’s average interest rate was 5.00%.

         The Company’s amended and restated senior credit facility:

•	is guaranteed by all of its domestic subsidiaries;

•	is secured by a lien on all its and its domestic subsidiaries’ property and assets, including, without limitation, a pledge of all capital stock owned by it and its domestic subsidiaries, subject to a limitation of 65% of the voting stock of any foreign subsidiary;

•	requires the Company to maintain minimum interest and fixed charge coverage ratios and limit its maximum leverage; and

•	among other things, restricts the Company’s ability to (1) incur additional indebtedness, (2) sell assets other than in the ordinary course of business, (3) pay dividends in excess of 25% of its cumulative net income from January 1, 2001 through the most recent fiscal quarter end, subject to leverage and liquidity thresholds and other customary restrictions, (4) make capital expenditures in excess of $13 million in fiscal year 2001 or $10 million in any fiscal year, thereafter, with adjustments for carry-overs from the previous year, (5) make investments and acquisitions and (6) enter into mergers, consolidations or similar transactions.

Because our financial performance is impacted by various economic, financial, and industry factors, we cannot say with certainty whether we will satisfy these covenants in the future. Noncompliance with these covenants would constitute an event of default, allowing the lenders to accelerate the repayment of any borrowings outstanding under the related amended and restated senior credit facility. While no assurances can be given, we believe that we would be able to successfully negotiate amended covenants or obtain waivers if an event of default were imminent; however, we might be required to make certain financial concessions. Our business, results of operations and financial condition may be adversely affected if we were unable to successfully negotiate amended covenants or obtain waivers on acceptable terms.

In April 2001, GEEG Holdings, L.L.C. declared a distribution equal to $5.0 million to its members on account of their first quarter fiscal year 2001 tax liability. In addition, in connection with the reorganization transaction, the Company declared (1) a distribution on account of its members’ estimated remaining fiscal year 2001 tax liability and (2) a distribution on its preferred units in an aggregate amount of $6.3 million equal to the accrued and unpaid dividends on those units. The Company paid these distributions on May 24, 2001, after the closing of the IPO. The Company used a portion of the net proceeds from the IPO to pay the preferred distribution.

Cash Obligations

Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our amended and restated senior credit facility and rent payments required under operating lease agreements.

The following table summarizes our fixed cash obligations as of December 29, 2001 over various future periods (in thousands):

		Payments Due by Period

	Less than	1 - 3	4 - 5	After 5
Contractual Cash Obligations	1 Year	Years	Years	Years	Total

Long-term Debt	$15,505	$53,325	$35,699	$1,100	$105,629

Operating Leases	2,875	4,151	2,170	3,858	13,054

Total Contractual Cash Obligations	$18,380	$57,476	$37,869	$4,958	$118,683

Also, at December 29, 2001 we had a contingent liability for stand-by letters of credit totaling $32.6 million that have been issued and are outstanding. Currently, there are no amounts drawn upon these letters of credit.

At December 29, 2001, the Company had available cash on hand of approximately $2.4 million and approximately $33.8 million of available capacity under its revolving credit facility. The Company anticipates that it will generate sufficient cash flows from operations to satisfy its cash commitments and capital requirements for fiscal year 2002 and to pay off the outstanding balance of the revolving credit facility; however, it may utilize borrowings under the revolving credit facility to supplement its cash requirements from time to time. The Company estimates that capital expenditures in fiscal year 2002 will be approximately less than half of the total capital expenditures made in 2001. The amount of cash flows generated from operations is subject to a number of risks and uncertainties, including the continued construction of gas turbine power generation plants as well as other risks described under “Item 1. Business- Risk Factors” in this Form 10-K. In fiscal 2002, the Company may actively seek and consider acquisitions of or investments in complementary businesses, products or services. The consummation of any acquisitions could affect the Company’s liquidity profile and level of outstanding debt and equity securities. In the event the Company desires to engage in any of these activities, there is no assurance that financing will be available in amounts or terms that are acceptable.

Critical Accounting Policies

The following discussion of accounting policies is intended to supplement the Summary of Significant Accounting Policies presented as Note 2 to the consolidated financial statements, included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. These policies were selected because a fluctuation in actual results versus expected results could materially affect our operating results and because the policies require significant judgments and estimates to be made each quarter. Our accounting related to these policies is initially based on our best estimates at the time of original entry in our accounting records. Adjustments are periodically recorded when our actual experience differs from the expected experience underlying the estimates. These adjustments could be material if our experience were to change significantly in a short period of time. We regularly, on a monthly basis, compare our actual experience and expected experience in order to further mitigate the likelihood of material adjustments.

Revenue Recognition- GPEG currently has two segments: Heat Recovery Equipment and Auxiliary Power Equipment. Revenues and cost of sales for our Heat Recovery Equipment segment are recognized on the percentage-of-completion method based on the percentage of actual hours incurred to date in relation to total estimated hours for each contract. Our estimate of the total hours to be incurred at any particular time has a significant impact on the revenue recognized for the respective period. The percentage-of- completion method is only allowed under certain circumstances in which the revenue process is long-term in nature (often in excess of one year), the products sold are highly customized and a process is in place whereby revenues, costs and margins can be accurately estimated. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income, and the effects of such revisions are recognized in the period that the revisions are determined. Under percentage-of-completion accounting, management must also make key judgments in areas such as percent complete, estimates of project costs and margin, estimates of total and remaining project hours and liquidated damages assessments. A one percent fluctuation of our estimate of percent complete could increase or decrease revenues by approximately $4.0 million based on 2001 total revenues.

Revenues for our Auxiliary Power Equipment segment are recognized on the completed-contract method due to the short-term nature of the product production period. Under this method, no revenue can be recognized until the contract is complete and the customer takes risk of loss and title.

Nearly all of our contracts are entered into on a fixed-price basis. As a result, we benefit from cost savings, but have limited ability to recover for any cost overruns, except in those contracts where the scope has changed. Contract prices are established based in part on our projected costs, which are subject to a number of assumptions. The costs that we incur in connection with each contract can vary, sometimes substantially, from our original projections. A large portion (averaging between 60-80%) of our costs are also contracted on a fixed-price basis with our vendors and subcontractors at the same time we commit to our customers. Because of the large scale and long duration of our contracts, unanticipated changes may occur, such as customer budget decisions, design changes, delays in receiving permits and cost increases, which may delay delivery of our products. In addition, under our contracts, we often are subject to liquidated damages for late delivery. Unanticipated cost increases or delays may occur as a result of several factors, including:

•	increases in the cost, or shortages, of components, materials or labor;

•	unanticipated technical problems;

•	required project modifications not initiated by the customer; and

•	suppliers’ or subcontractors’ failure to perform.

Cost overruns that we cannot pass on to our customers or the payment of liquidated damages under our contracts will lower our earnings.

Warranty- Estimated costs related to product warranty are accrued as revenue is recognized and included in cost of sales. Estimated costs are based upon past warranty claims and sales history. Warranty terms vary by contract but generally provide for a term of 12 to 18 months after shipment. We manage our exposure to warranty claims by having our field service and quality assurance personnel regularly monitor our projects and maintain ongoing and regular communications with the customer.

Goodwill and Impairment of Long-Lived Assets- We perform impairment analyses on our recorded goodwill and long-lived assets whenever events and circumstances indicate that they may be impaired. During 2001, we did not record any impairment provisions. We also believe that no impairment will exist due to the adoption of Statement of Financial Accounting Standards (SFAS) 141 and 142.

Related Parties

Affiliates of Harvest Partners, Inc. are our largest stockholders. In addition, two of the directors that serve on our board are representatives of Harvest Partners. During 2001, we incurred consultation expenses from them in the amount of $0.9 million. In addition, we paid them $0.5 million for assistance in obtaining the amended and restated senior credit facility following the close of our IPO. We are contractually committed to annual payments of management fees of $1.2 million per year through 2003.

Recent Accounting Pronouncements

On June 29, 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141, “Business Combinations”, and SFAS 142, “Goodwill and Other Intangible Assets.” Major provisions of these statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; and effective December 30, 2001, goodwill will no longer be subject to amortization. Although there will be no cash flow effect, management believes amortization expense will decrease by approximately $1.6 million in fiscal year 2002, compared to the amortization that would have been recorded had the new accounting standard not been issued. Additionally, the Company does not believe that any goodwill is impaired.

We adopted Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” effective December 31, 2000. This standard establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or a liability measured at fair value. SFAS 133 requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. The impact of adopting SFAS 133 was not material.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks. Market risk is the potential loss arising from adverse changes in market prices and interest and foreign currency rates. We do not enter into derivative or other financial instruments for speculative purposes. Our market risk could arise from changes in interest rates and foreign currency exchange.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates. Assuming our current level of borrowings, a 100 basis point increase in interest rates under these borrowings would have increased our interest expense for 2001 by approximately $0.9 million. During 2001, we managed our exposure to interest rate fluctuations on our variable rate debt through the use of an interest rate collar agreement with a notional amount of $77.1 million until July 2001, when the collar agreement was terminated. With the rapid decreases in interest rates through the first seven months of 2001, the obligation under the collar increased to approximately $1.9 million. In July of 2001, we decided to terminate the collar agreement, rather than incur further costs related to reductions in interest rates going forward. As a result, the interest expense for the second and third quarters of 2001 included $1.4 million and $0.5 million, respectively, to reflect the mark to market of the collar.

Foreign Currency Exchange Risk

Portions of our operations are located in foreign jurisdictions including Europe and Mexico. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. In addition, sales of products and services are affected by the value of the U.S. dollar relative to other currencies. Periodically we manage our foreign currency exposure through the use of foreign currency option contracts. No such contracts were in place at December 29, 2001.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GLOBAL POWER EQUIPMENT GROUP INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of independent public accountants

To Global Power Equipment Group Inc.:

We have audited the accompanying consolidated balance sheets of Global Power Equipment Group Inc. (a Delaware corporation formerly GEEG Holdings, L.L.C.) and Subsidiaries as of December 29, 2001 and December 30, 2000, and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity (deficit) and cash flows for the three years in the period ended December 29, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Power Equipment Group Inc. and Subsidiaries as of December 29, 2001 and December 30, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2001 in conformity with accounting principles generally accepted in the United States.

/s/  ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
February 15, 2002

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 29,	December 30,
	2001	2000

ASSETS

Current assets:

Cash and cash equivalents	$2,435	$26,308

Accounts receivable, net of allowance of $2,385 and $1,841	123,182	67,798

Inventories	5,973	4,769

Costs and estimated earnings in excess of billings	131,355	70,229

Deferred tax assets	19,068	—

Other current assets	1,920	1,833

Total current assets	283,933	170,937

Property, plant and equipment, net	27,810	19,433

Deferred tax assets	71,454	—

Goodwill, net	45,000	45,879

Other assets, principally deferred financing costs	2,434	9,444

Total assets	$430,631	$245,693

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:

Current maturities of long-term debt	$15,505	$3,963

Accounts payable	56,005	38,055

Accrued compensation and employee benefits	11,838	8,282

Accrued warranty	16,489	9,720

Billings in excess of costs and estimated earnings	145,522	119,110

Other current liabilities	17,968	9,002

Total current liabilities	263,327	188,132

Long-term debt, net of current maturities	90,124	215,131

Commitments and contingencies (Notes 8, 11 and 12)

Members’ equity (deficit)	—	(157,570)

Stockholders’ equity

Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—

Common stock, $0.01 par value, 100,000,000 shares authorized, 43,953,340 shares issued and outstanding	440	—

Paid-in capital deficit	(28,329)	—

Accumulated comprehensive loss	(80)	—

Retained earnings	105,149	—

Total stockholders’ equity	77,180	—

Total liabilities and equity	$430,631	$245,693

         The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share amounts)

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	December 29,	December 30,	December 25,
	2001	2000	1999

Revenues	$723,504	$416,591	$275,199

Cost of sales	591,958	345,688	226,051

Gross profit	131,546	70,903	49,148

Selling and administrative expenses	40,333	27,045	23,166

Recapitalization charge (Note 3)	—	38,114	—

Amortization expense	1,716	1,250	1,100

Operating income	89,497	4,494	24,882

Interest expense	15,896	12,175	3,410

Income (loss) before income taxes and extraordinary loss	73,601	(7,681)	21,472

Income tax provision (benefit)	22,905	(433)	1,087

Income tax benefit from tax status change	(88,000)	—	—

Income (loss) before extraordinary loss	138,696	(7,248)	20,385

Extraordinary loss on debt extinguishment, net of tax	(18,060)	(1,536)	—

Net income (loss)	120,636	(8,784)	20,385

Preferred dividend	(2,947)	(3,386)	(420)

Net income (loss) available to common stockholders	$117,689	$(12,170)	$19,965

Basic income (loss) per common share

Income (loss) before extraordinary loss	$3.46	$(0.03)	$0.03

Extraordinary loss	(0.46)	—	—

Net income (loss) available to common stockholders	$3.00	$(0.03)	$0.03

Diluted income (loss) per common share

Income (loss) before extraordinary loss	$3.31	$(0.03)	$0.03

Extraordinary loss	(0.44)	—	—

Net income (loss) available to common stockholders	$2.87	$(0.03)	$0.03

Unaudited pro forma amounts to reflect pro forma income taxes and adjustment of tax benefit from tax status change (Note 2)

Income (loss) before income taxes and extraordinary loss	$73,601	$(7,681)	$21,472

Income tax provision (benefit)	28,704	(3,003)	8,329

Income (loss) before extraordinary items and income tax benefit from tax status change	$44,897	$(4,678)	$13,143

Income (loss) per common share before extraordinary loss

Basic income (loss) per common share	$1.14	$(0.01)	$0.02

Diluted income (loss) per common share	1.09	(0.01)	0.02

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	December 29,	December 30,	December 25,
	2001	2000	1999

Net income (loss)	$120,636	$(8,784)	$20,385

Foreign currency translation adjustments	(23)	(17)	(77)

Comprehensive income (loss)	$120,613	$(8,801)	$20,308

         The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except unit and share amounts)

	Mandatorily		Common units
	redeemable
	preferred units		Series A		Series B		Junior

	Number		Number		Number		Number
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount

Balance, December 26, 1998	90,900	$9,510	17,447,702	$1,105	2,368,254	$150	2,709,554	$10

Preferred dividend	—	420	—	—	—	—	—	—

Redemption of preferred units	(90,900)	(9,930)	—	—	—	—	—	—

Foreign currency translation	—	—	—	—	—	—	—	—

Net income	—	—	—	—	—	—	—	—

Tax distributions	—	—	—	—	—	—	—	—

Balance, December 25, 1999	—	—	17,447,702	1,105	2,368,254	150	2,709,554	10

Purchase and conversion of equity instruments	183,600	18,360	(17,243,702)	935	(2,368,254)	(150)	(2,709,554)	(10)

Issuance of preferred units	825,368	77,166	—	—	—	—	—	—

Issuance of common units	—	—	918,280	8,646	—	—	—	—

Preferred dividend	—	3,386	—	—	—	—	—	—

Foreign currency translation	—	—	—	—	—	—	—	—

Net loss	—	—	—	—	—	—	—	—

Tax distributions	—	—	—	—	—	—	—	—

Balance, December 30, 2000	1,008,968	98,912	1,122,280	10,686	—	—	—	—

Preferred dividend	—	2,947	—	—	—	—	—	—

Amortization of deferred compensation	—	—	—	—	—	—	—	—

Preferred distribution	—	(6,334)	—	—	—	—	—	—

Tax distributions	—	—	—	—	—	—	—	—

Exchange of membership units for common shares	(1,008,968)	(95,525)	(1,122,280)	(10,686)	—	—	—	—

Effect of reorganization (see note 5)	—	—	—	—	—	—	—	—

Issuance of common stock	—	—	—	—	—	—	—	—

Foreign currency translation adjustment	—	—	—	—	—	—	—	—

Net income	—	—	—	—	—	—	—	—

Balance, December 29, 2001	—	$—	—	$—	—	$—	—	$—

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) – (continued)
(in thousands, except unit and share amounts)

		Notes						Accumulated
		Receivable	Common Stock		Paid-in		Undistributed	other
		from			Capital	Retained	earnings	comprehensive
	Warrants	Members	Shares	Amount	Deficit	earnings	(deficit)	income	Total

Balance, December 26, 1998	$134	$(469)	—	$—	$—	$—	$1,866	$37	$12,343

Preferred dividend	—	—	—	—	—	—	(420)	—	—

Redemption of preferred units	—	469	—	—	—	—	—	—	(9,461)

Foreign currency translation	—	—	—	—	—	—	—	(77)	(77)

Net income	—	—	—	—	—	—	20,385	—	20,385

Tax distributions	—	—	—	—	—	—	(12,991)	—	(12,991)

Balance, December 25, 1999	134	—	—	—	—	—	8,840	(40)	10,199

Purchase and conversion of equity instruments	(134)						(251,839)		(232,838)

Issuance of preferred units	—	—	—	—	—	—	—	—	77,166

Issuance of common units	—	—	—	—	—	—	—	—	8,646

Preferred dividend	—	—	—	—	—	—	(3,386)	—	—

Foreign currency translation	—	—	—	—	—	—	—	(17)	(17)

Net loss	—	—	—	—	—	—	(8,784)	—	(8,784)

Tax distributions	—	—	—	—	—	—	(11,942)	—	(11,942)

Balance, December 30, 2000	—	—	—	—	—	—	(267,111)	(57)	(157,570)

Preferred dividend	—	—	—	—	—	—	(2,947)	—	—

Amortization of deferred compensation	—	—	—	—	—	841	52	—	893

Preferred distribution	—	—	—	—	—	—	—	—	(6,334)

Tax distributions	—	—	—	—	—	—	(11,665)	—	(11,665)

Exchange of membership units for common shares	—	—	36,603,340	366	105,845	—	—	—	—

Effect of reorganization (see note 5)	—	—	—	—	(265,343)	—	265,343	—	—

Issuance of common stock	—	—	7,350,000	74	131,169	—	—	—	131,243

Foreign currency translation adjustment	—	—	—	—	—	—	—	(23)	(23)

Net income	—	—	—	—	—	104,308	16,328	—	120,636

Balance, December 29, 2001	$—	$—	43,953,340	$440	$(28,329)	$105,149	$—	$(80)	$77,180

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	December 29,	December 30,	December 25,
	2001	2000	1999

Operating activities:

Net income (loss)	$120,636	$(8,784)	$20,385

Adjustments to reconcile net income (loss) to net cash provided by operating activities-

Extraordinary loss	18,060	1,536	—

Income tax benefit from tax status change	(88,000)	—	—

Depreciation and amortization	6,684	4,311	3,126

Deferred income taxes	(1,799)	—	—

Changes in operating items (Note 13)	(43,563)	27,726	15,955

Net cash provided by operating activities	12,018	24,789	39,466

Investing activities:

Purchases of property, plant, and equipment, net	(11,559)	(2,187)	(2,375)

Proceeds from sale of assets	—	—	3,768

Acquisition, net of cash acquired	—	(17,653)	—

Net cash provided by (used in) investing activities	(11,559)	(19,840)	1,393

Financing activities:

Proceeds from issuance of long-term debt	233,107	221,825	—

Payments on long-term debt	(369,665)	(31,950)	(17,017)

Net proceeds from stock issuance	131,243	—	—

Proceeds from sale of preferred units	—	68,429	—

Proceeds from sale of common units	—	7,675	—

Redemption of equity instruments	—	(232,838)	(9,461)

Preferred dividends	(6,334)	—	—

Member tax distribution	(11,374)	(14,427)	(12,991)

Increase in deferred financing costs	(1,309)	(8,468)	—

Net cash provided by (used in) financing activities	(24,332)	10,246	(39,469)

Net increase (decrease) in cash and cash equivalents	(23,873)	15,195	1,390

Cash and cash equivalents, beginning of period	26,308	11,113	9,723

Cash and cash equivalents, end of period	$2,435	$26,308	$11,113

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION

Global Power Equipment Group Inc. and Subsidiaries (the “Company” or “GPEG”, formerly GEEG Holdings, L.L.C.) designs, engineers and manufactures heat recovery and auxiliary power equipment. Our products include:

•	heat recovery steam generators;

•	filter houses;

•	inlet systems;

•	gas and steam turbine enclosures;

•	exhaust systems;

•	diverter dampers; and

•	specialty boilers and related products

The Company’s corporate headquarters are located in Tulsa, Oklahoma, with operating facilities in Plymouth, Minnesota; Tulsa, Oklahoma; Fort Smith, Arkansas; Auburn, Massachusetts; Worcester, Massachusetts; Clinton, South Carolina; Monterrey, Mexico; Toluca, Mexico; San Antonio, Mexico; and Heerlen, Netherlands.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Global Power Equipment Group Inc. and its wholly owned and majority owned subsidiaries: Deltak, L.L.C. (Deltak); Deltak Construction Services, Inc.; Deltak Europe – BV; Deltak Israel, Ltd.; Shenzhen Deltak Energy Systems Co. Ltd.; Braden Manufacturing, L.L.C. (Braden); Braden Construction Services, Inc.; Braden Europe – BV; Braden Manufacturing S.A. de C.V.; CFI Holdings, Inc.; Consolidated Fabricators, Inc. (CFI) and CFI Mexicana, S.A. de C.V. All intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year End

The Company uses a 52-/53-week fiscal year ending on the last Saturday in December. For the purposes of these notes to the consolidated financial statements, the fiscal years ended December 29, 2001, December 30, 2000 and December 25, 1999 are referred to as 2001, 2000 and 1999, respectively. The fiscal years 2001, 2000 and 1999 include 52, 53 and 52 weeks, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments which are convertible into known amounts of cash and have original maturities of three months or less to be cash equivalents. Cash equivalents consist primarily of investments in commercial paper.

Inventories

Inventories consist of raw materials and are stated at the lower of first-in, first-out cost or market.

Property, Plant and Equipment

Property, plant and equipment are stated at historical cost, less accumulated depreciation. Depreciation is calculated using the straight-line method for financial reporting purposes over the estimated useful lives.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The Company’s property, plant and equipment balances, by significant asset category, are as follows:

	December 29,	December 30,
	2001	2000	Lives

	(in thousands)

Land	$2,817	$2,033	—

Buildings and improvements	14,207	9,422	5-39 years

Machinery and equipment	14,195	9,504	5-12 years

Furniture and fixtures	4,717	3,416	3-10 years

	35,936	24,375

Less – Accumulated depreciation	(8,126)	(4,942)

Property, plant and equipment, net	$27,810	$19,433

Depreciation expense for 2001, 2000 and 1999 was $3.1 million, $2.2 million and $2.0 million, respectively. Costs of significant additions, renewals and betterments are capitalized. When an asset is sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the gain or loss on disposition is reflected in earnings. Maintenance and repairs are charged to operations when incurred.

Goodwill

Goodwill represents the costs of acquisitions in excess of the fair value of the net assets acquired and was historically amortized using the straight-line method over 30 years. Accumulated amortization as of December 29, 2001 and December 30, 2000 was $4.7 million and $3.0 million, respectively. Upon adoption of a new accounting pronouncement on December 30, 2001, the Company will no longer amortize goodwill.

Deferred Financing Costs

Deferred financing costs are amortized over the terms of the related debt facilities. Total interest expense associated with the amortization of these costs was $0.7 million, $0.6 million and $0.3 million in 2001, 2000 and 1999, respectively.

Long-Lived Assets

Long-lived assets, such as property and equipment and intangible assets, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. No impairments were required in 2001, 2000 or 1999.

Warranty Costs

The Company typically warrants labor and fabrication for 12 to 18 months after shipment. Estimated costs of warranty repairs are accrued and included on the accompanying consolidated balance sheets as accrued warranty.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company classifies deferred tax liabilities and assets into current and non-current amounts based on the classification of the related assets and liabilities.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Insurance

Certain subsidiaries of the Company are self-insured for health and workers’ compensation. Amounts charged to expense in 2001, 2000 and 1999 for these items were $2.3 million, $2.2 million and $1.9 million, respectively, and were based on actual and estimated claims incurred. The Company has provided a $0.9 million letter of credit as security for possible workers’ compensation claims.

Revenue Recognition

GPEG has two segments: Heat Recovery Equipment and Auxiliary Power Equipment. Heat Recovery Equipment products include heat recovery steam generators, heat recovery boilers, and other types of waste heat products. Auxiliary Power Equipment products include exhaust and inlet systems, filter houses, retrofit activity, diverter dampers, turbine enclosures and other power equipment.

Revenues for the Company’s Heat Recovery Equipment segment are recognized on the percentage-of-completion method based on the percentage of actual hours incurred to date in relation to total estimated hours (internal and subcontractor) for each contract. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income, and the effects of such revisions are recognized in the period that the revisions are determined. Revenues for the Company’s Auxiliary Power Equipment segment are recognized on the completed-contract method due to the short-term nature of the product production period. The Company recognizes various types of service revenues as the services are provided. Service revenues are not significant in any period presented.

Major Customers

The Company has certain customers that represent more than 10 percent of consolidated revenues. The revenue for these customers, as well as corresponding accounts receivable, as a percentage of the consolidated accounts receivable balance, for 2001, 2000 and 1999 are as follows:

	Revenues			Accounts Receivable

	2001	2000	1999	2001	2000	1999

Customer A	25%	31%	21%	24%	15%	29%

Customer B	16%	22%	4%	11%	14%	1%

Customer C	11%	2%	0%	0%	4%	0%

Customer D	0%	0%	15%	0%	1%	2%

Customer E	9%	9%	14%	5%	9%	7%

Customers for both our heat recovery equipment segment and our auxiliary power equipment segment include original equipment manufacturers, engineering and construction firms, operators of power generation facilities and firms engaged across several process related industries. The end users of most of our products are developers and operators of gas turbine power plants. Our top ten customers vary from year to year due to the relative size and duration of our projects.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term debt approximates fair value due to the short-term nature of these instruments.

The fair value of the Company’s long-term debt is estimated based on the discounted value of the future cash flows expected to be paid on the loans. The discount rate used to estimate the fair value of the loans is the rate currently available to the Company for loans with similar terms and maturities. The fair value at December 29, 2001 and December 30, 2000 approximated the carrying value.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Income (Loss) Per Common Share

All share and per share amounts have been restated to give effect to the conversion of common units to common shares using the applicable conversion ratio. See Notes 3 and 5 to these consolidated financial statements. Basic and diluted income (loss) per common share are calculated as follows:

	2001	2000	1999

	(in thousands, except per share amounts)
Basic income (loss) per common share

Numerator:

Income (loss) before extraordinary loss	$138,696	$(7,248)	$20,385

Preferred stock dividend	(2,947)	(3,386)	(420)

Income (loss) available to common stockholders	135,749	(10,634)	19,965

Extraordinary loss	(18,060)	(1,536)	—

Net income (loss) available to common stockholders	$117,689	$(12,170)	$19,965

Denominator:

Weighted average shares outstanding	39,275,398	388,455,915	633,417,313

Basic income (loss) per common share

Income (loss) before extraordinary loss	$3.46	$(0.03)	$0.03

Extraordinary loss	(0.46)	—	—

Net income (loss) available to common stockholders	$3.00	$(0.03)	$0.03

Diluted income (loss) per common share

Numerator:

Income (loss) before extraordinary loss	$138,696	$(7,248)	$20,385

Preferred stock dividend	(2,947)	(3,386)	(420)

Income (loss) available to common stockholders	135,749	(10,634)	19,965

Extraordinary loss	(18,060)	(1,536)	—

Net income (loss) available to common stockholders	$117,689	$(12,170)	$19,965

Denominator:

Weighted average shares outstanding	39,275,398	388,455,915	633,417,313

Dilutive effect of options to purchase common stock	1,735,489	—	154,758,476

Weighted average shares outstanding assuming dilution	41,010,887	388,455,915	788,175,789

Diluted income (loss) per common share

Income (loss) before extraordinary loss	$3.31	$(0.03)	$0.03

Extraordinary loss	(0.44)	—	—

Net income (loss) available to common stockholders	$2.87	$(0.03)	$0.03

In 2000, the above weighted average shares outstanding, assuming dilution, did not include the effect of 45,726,424 options to purchase common stock, as the options were anti-dilutive.

Derivative Financial Instruments

The Company adopted Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (SFAS 133), effective December 31, 2000. This standard establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or a liability measured at fair value. SFAS 133 requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. The impact of adopting SFAS 133 was not material.

Prior to the third quarter of 2001, derivative financial instruments were used by the Company in the management of its foreign currency exchange and interest rate exposures. Amounts to be paid or received under agreements were accrued and recognized over the life of the agreements. The Company was exposed to credit risk in the event of nonperformance by the other parties to the agreements. However, the Company did not experience any nonperformance by its counterparties.

On December 29, 2000, the Company entered into a zero-cost interest rate collar whereby it held an 8% interest rate cap and had written a 5.36% interest rate floor. The Company designated the interest rate collar as a hedge of the variability of a portion of its floating-rate interest payments attributable to changes in market interest rates. As such, the Company used the interest rate collar to place both a minimum and maximum limit on the total interest payments the Company was obligated to pay on approximately $77.1 million of its floating rate debt under its former debt agreements. In conjunction with the Company’s IPO and extinguishment of debt, the interest rate collar no longer qualified as a hedge under SFAS 133 and the Company recognized, through a charge to interest expense, approximately $1.4 million for the fair value of the interest rate collar at June 30, 2001. The interest rate collar agreement was cancelled on July 20, 2001 with a remaining residual amount of approximately $0.5 million charged to interest expense in the third quarter of fiscal 2001.

As the interest rate collar was entered into on December 29, 2000, there were no increases or decreases in fair value as of December 30, 2000.

Notional amounts outstanding under foreign currency option agreements at December 30, 2000 were $3.6 million. No amounts were outstanding under such contracts at December 29, 2001. The fair values of the option agreements were not significant as of December 30, 2000.

Foreign Currency

Assets and liabilities of the Company’s foreign operations are translated at year-end exchange rates, and revenues and expenses are translated at average exchange rates prevailing during the period. Translation adjustments are recorded as a separate component of stockholders’ equity and other comprehensive income on the accompanying consolidated financial statements. Gains and losses from foreign currency transactions are included in earnings. Such gains and losses have not been significant in any period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to projected total costs of projects, including percentage of completion on contract accounting, warranty and contingency costs and goodwill impairment analyses. Ultimate results could differ from those estimates.

Reclassifications

Certain 2000 and 1999 amounts have been reclassified to conform to the 2001 consolidated financial statements presentation. These reclassifications had no effect on previously reported net income (loss) or members’ equity (deficit).

Recent Accounting Pronouncements

On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Financial Accounting Standards (SFAS) 141, “Business Combinations”, and SFAS 142, “Goodwill and Other Intangible Assets.” Major provisions of these statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are tested for impairment annually, except in certain circumstances, and whenever there is an impairment indicator; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; and effective December 30, 2001, goodwill will no longer be subject

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

to amortization. Although there will be no cash flow effect, management believes amortization expense will decrease by approximately $1.6 million in fiscal year 2002, compared to the amortization that would have been recorded had the new accounting standard not been issued. Additionally the Company does not believe that any goodwill is impaired.

We adopted Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” effective December 31, 2000. This standard establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or a liability measured at fair value. SFAS 133 requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. The impact of adopting SFAS 133 was not material.

Pro forma Information (Unaudited)

The unaudited pro forma tax provision (benefit) shown on the consolidated statements of income (loss) is presented assuming the Company had been a C-Corporation during the entire fiscal years 2001, 2000 and 1999 using effective tax rates of 39 percent and by excluding the effect of recording the one time tax benefit for the change in tax status and extraordinary loss amounts.

3. RECAPITALIZATION TRANSACTION

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

After completion of the Recapitalization, continuing investors held approximately 18.5% of the voting control of the Company. As part of the Recapitalization and as noted above, the prior common equity instruments were converted into new preferred and common equity instruments. As a result of this conversion as well as the equity instrument conversion related to the initial public offering, all prior period common equity instrument related amounts included in these footnotes and on the accompanying consolidated financial statements have been restated based on these conversions.

4. ACQUISITIONS

On October 31, 2000, the Company acquired all of the outstanding shares of CFI Holdings, Inc. and Subsidiaries. CFI makes turbine enclosures for the auxiliary power equipment industry. CFI sales are now included within the Company’s Auxiliary Power Equipment segment. Total purchase consideration of $25.2 million, including contingent consideration of $2.5 million earned in 2000, consisted of $17.7 million of cash, $5.5 million of promissory notes and $2.0 million in equity interest in the Company. The acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair values. This treatment resulted in approximately $15.4 million of cost in excess of the fair value of net identifiable assets acquired, which has been recorded as goodwill in the accompanying consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The results of operations of CFI from November 1, 2000 to December 29, 2001 have been included in the accompanying consolidated statements of income (loss). Pro forma consolidated statements of income (loss) as if the acquisition had taken place as of December 27, 1998 (first day of fiscal 1999) are shown below:

	2000	1999
	(Unaudited)	(Unaudited)

	(in thousands, except for per common share data)

Revenues	$447,851	$297,949

Net income (loss) before extraordinary item	(5,067)	18,853

Net income (loss) available to common share holders	(9,988)	18,433

Basic income (loss) per common share	(0.03)	0.03

Diluted income (loss) per common share	(0.03)	0.02

5. PUBLIC OFFERING OF COMMON STOCK

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

Upon completion of the IPO, the Company’s previously outstanding 1,008,968 preferred units with a $100 par value and 1,122,280 common units with a $10 par value were converted to 5,044,839 and 31,558,501 shares of common stock, respectively. The 103,889 outstanding options to purchase common units at the time of the IPO were converted to 2,921,359 common share options. All share and per share amounts on the accompanying consolidated financial statements have been restated to give effect to the conversion of common units to common shares using a 28.1 conversion ratio.

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

An extraordinary loss, net of tax, on these debt extinguishments of approximately $18.1 million was recognized during 2001. The loss included $13.4 million of retirement premiums, $8.0 million write-off of the senior subordinated loan discount, and $8.2 million write-off of associated debt issuance costs, net of a tax benefit of $11.5 million.

7. INCOME TAXES

Prior to the Company’s IPO, the Company and its primary operating subsidiaries were limited liability companies (LLCs) treated as partnerships for federal income tax purposes. Due to the Company’s change in tax status at the IPO date from an LLC to a taxable entity, the Company was required to record all deferred tax assets and liabilities which were previously the responsibility of the LLC members. As a result, the Company recorded a net deferred tax asset on the date of the reorganization of approximately $88.0 million and recorded a corresponding $88.0 million income tax benefit.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following summarizes the income tax provision (benefit) for the fiscal years 2001, 2000 and 1999 (in thousands, does not reflect effects of extraordinary loss and recognition of deferred tax asset upon conversion to a taxable entity):

	2001	2000	1999

Current:

Federal	$20,870	$(416)	$1,044

State	2,221	(17)	43

Foreign	1,613	—	—

Total current	24,704	(433)	1,087

Deferred	(1,799)	—	—

Income tax provision (benefit)	$22,905	$(433)	$1,087

As previously mentioned, the Company had no significant deferred tax items as of December 30, 2000 or December 25, 1999. As of December 29, 2001, the components of deferred income taxes consist of the following (in thousands):

Current:

Inventories	$10,679

Accruals and reserves	6,652

Accrued compensation and benefits	1,737

Total net current deferred tax assets	$19,068

Long-term:

Cost in excess of net assets of business acquired	$72,756

Property and equipment	(2,447)

Other	1,145

Total net long-term deferred tax assets	$71,454

The Company’s effective tax rate is different from its statutory rate for all periods presented due to periods of time when the Company was a non-taxable LLC entity.

The unaudited pro forma tax provision (benefit) shown on the consolidated statements of income (loss) is presented assuming the Company had been a C-Corporation during the entire fiscal years 2001, 2000 and 1999 using effective rates of 39 percent and by excluding the effect of recording the one-time tax benefit for the change in tax status.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

A reconciliation of the federal statutory tax rate to the 2001 effective tax rate is as follows:

2001

Statutory federal income tax rate	35.0%

State income taxes, net of federal income tax benefits	3.5%

Other, net	0.5%

39.0%

8. RELATED-PARTY TRANSACTIONS

Certain of the Company’s investors have historically provided consultation services to the Company, for which the Company is charged management fees. Total expenses under these arrangements were $1.0 million, $0.7 million and $0.3 million for 2001, 2000 and 1999, respectively. The Company is contractually committed to payments of management fees totaling $1.2 million per year through 2003 to Harvest Partners, Inc., its largest stockholder.

9. UNCOMPLETED CONTRACTS

The Heat Recovery Equipment segment enters into contracts that allow for periodic billings over the contract term. At any point in time each project under construction could have either costs and estimated earnings in excess of billings or billings in excess of costs and estimated earnings. The Auxiliary Power Equipment segment typically bills customers only at the completion of contracts and no earnings are recognized by the Auxiliary Power Equipment segment until contract completion.

Costs, earnings and billings related to uncompleted contracts consist of the following:

	December 29,	December 30,
	2001	2000

	(in thousands)

Costs incurred on uncompleted contracts	$679,988	$397,226

Earnings recognized on uncompleted contracts	164,512	88,232

Total	844,500	485,458

Less — billings to date	858,667	534,339

Net	$(14,167)	$(48,881)

The net amounts are included in the accompanying consolidated balance sheets under the following headings:

	December 29,	December 30,
	2001	2000

	(in thousands)

Costs and estimated earnings in excess of billings	$131,355	$70,229

Billings in excess of costs and estimated earnings	(145,522)	(119,110)

Total	$(14,167)	$(48,881)

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

10. LONG-TERM DEBT

The Company’s long-term debt consisted of the following:

	December 29,	December 30,
	2001	2000

	(in thousands)

Term A senior loan, $87,875 bearing interest at Eurodollar rate plus 1.25% (3.22% at December 29, 2001) and $3,562 bearing interest at prime rate plus 0.25% (5.00% at December 29, 2001), principal and interest payable quarterly, as defined, through May 2005	$91,437	$—

Revolving credit facility, bearing interest at prime rate plus 0.25% (5.00% at December 29, 2001), due May 2005	8,550	—

Note payable to former owners of Consolidated Fabricators, Inc., bearing interest at 10.00%, payable quarterly, as defined, 2003 through 2007	5,500	5,500

Term A note, repaid in 2001	—	29,625

Term B note, repaid in 2001	—	109,725

Term C note, repaid in 2001	—	14,813

Senior subordinated loan, repaid in 2001	—	59,286

Other	142	145

	105,629	219,094

Less current maturities	(15,505)	(3,963)

Total long-term debt	$90,124	$215,131

Future maturities of long-term debt as of December 29, 2001 are as follows (in thousands):

2002	$15,505

2003	22,523

2004	30,802

2005	34,599

2006	1,100

Thereafter	1,100

Total	$105,629

The Company’s amended and restated senior credit facility matures in May 2005. At the Company’s option, borrowings under the amended and restated senior credit facility will bear interest at either the Eurodollar rate or an alternate base rate, plus, in each case, an applicable margin. The applicable margin will range from 1.0% to 2.25% in the case of a Eurodollar based loan and from 0% to 1.25% in the case of a base rate loan, in each case, based on a leverage ratio. The amended and restated senior credit facility is guaranteed by all of the Company’s domestic subsidiaries, and is secured by a lien on all of the Company’s assets. The amended and restated senior credit facility contains various restrictions and covenants, which among others, include maximum leverage and capital expenditures levels and minimum interest and fixed charge coverage ratios. Restrictions are also in place related to additional borrowings, payment of dividends, sales of assets and mergers and acquisitions. As of December 29, 2001, the Company was in compliance with all such restrictions and covenants.

In addition, the Company obtained a new revolving credit facility, which allows for revolving loans and letters of credit of up to $75.0 million. The revolving credit facility also matures in May 2005. Borrowings under the revolving credit facility bear interest in the same manner as the senior credit facility described above, and the Company pays an unused facility fee of 0.5%. As of December 29, 2001, $8.6 million was outstanding under the revolver.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The Company uses letters of credit in its normal course of business. Letters of credit totaling $32.6 million were issued and outstanding as of December 29, 2001 under the revolving credit facility. While no amounts had been drawn upon these letters of credit, the letters of credit outstanding reduces amounts available under the revolver.

11. STOCKHOLDERS’ / MEMBERS’ EQUITY

Preferred Stock / Preferred Units

Prior to the Company’s IPO, the Company had authorized and issued 1,008,968 preferred units with a $100 par value. The preferred units were not convertible and had no voting rights. Preferred unit members were entitled to an eight percent annual preferred dividend computed on the members’ aggregate preferred equity balance. Preferred units had liquidation preference to the common units in the event of a liquidation of the Company and had priority on all equity distributions. The Board of Directors could, at its sole option, redeem all or any part of the preferred units at a price equal to their aggregate preferred capital contribution plus accrued but not yet paid preferred dividends. Upon completion of the IPO these preferred units were converted to 5,044,839 shares of common stock. The Company’s new capital stock includes 5,000,000 authorized shares of preferred stock, $0.01 par value per share, of which no shares are outstanding.

The board of directors, without stockholder approval, can issue preferred stock with voting and conversion rights.

Common Stock / Common Units

Prior to the Company’s IPO, the Company had authorized and issued 1,122,280 current common units with a $10 par value. Common units were entitled to one vote. Prior to the Recapitalization (Note 3), the Company had authorized 52,106,800, 6,513,350 and 2,709,554 of Class A, B and Junior Units, respectively. Prior Class A and Junior units had one vote per unit. Class B units were nonvoting. All previously outstanding prior common units were repurchased or converted as part of the Recapitalization discussed in Note 3.

Upon completion of the IPO these common units were converted to 31,558,501 shares of common stock. The Company’s new capital stock includes 100,000,000 authorized shares of common stock, $0.01 par value per share, of which 43,953,340 are outstanding at December 29, 2001.

Option Plans

In conjunction with the IPO all common unit option amounts previously granted under the 2000 Plan have been restated to give effect to the conversion of common units to common shares using the 28.1 ratio.

In April 2001 the Company adopted the 2001 Option Plan (the 2001 Plan). The 2001 Plan provides options to purchase up to 1,500,000 shares of common stock at an exercise price equal to fair value on the date of grant. Vesting provisions are at the discretion of the board of directors along with the period of time during which options may be exercised, but in no event may it be more than 10 years from the grant date of an option. As of December 29, 2001 no options have been granted under the 2001 Plan.

In August 2000, the Company adopted the 2000 Option Plan (the 2000 Plan). The 2000 Plan provided for granting of up to 3,440,257 options to purchase common units of the Company. Initially, forty percent of the common units available for grant under the 2000 Plan were to vest over four years and sixty percent of the common units available for grant under the 2000 Plan were to vest over the earlier of nine years or when certain performance vesting criteria are met. In conjunction with our IPO all options under this plan became immediately one hundred percent vested. Options granted under this plan subsequent to the IPO were also one hundred percent vested. However, no shares acquired upon exercise of the options under this plan may be sold until May, 2003.

As part of the Recapitalization, all options outstanding under a previous option plan (whether or not exercisable or vested) were cancelled and holders of the cancelled options were paid an amount equal to the options’ fair value, resulting in a recapitalization charge of $38.1 million.

Prior to October 31, 2000, the Company granted 2,769,792 options at $0.36 per common unit, which equaled fair value at the date of grant. On October 31, 2000 the Company granted 151,567 options at $0.36 per common unit. At the date of grant, the deemed fair value of the Company’s common units was higher than the $0.36 exercise price resulting in approximately $900,000 of unearned compensation which has been recorded on a net basis in undistributed earnings (deficit) along with a corresponding $900,000 increase

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

in undistributed earnings (deficit) due to the effect of the October 31, 2000 option grant. Compensation expense related to the October 31, 2000 option grant totaled approximately $880,000 and $20,000 in 2001 and 2000, respectively.

Information with respect to the Company’s stock option plans is summarized as follows:

	Number of Common Shares

	Options	Weighted Average
	Outstanding	Exercise Price

Outstanding at December 26, 1998	91,577,701	$—

Granted	16,637,845	0.02

Forfeited	(549,465)	—

Outstanding at December 25, 1999	107,666,081	.002-.02

Repurchased	(107,666,081)	.002-.02

Granted	2,921,359	0.36

Outstanding at December 30, 2000	2,921,359	0.36

Granted	571,500	14.47

Cancelled	(59,055)	0.36

Outstanding at December 29, 2001	3,433,804	$2.71

Exercisable at December 29, 2001	3,433,804	$2.71

Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (SFAS 123), requires the measurement of the fair value of options to be included in the statement of operations or disclosed in the notes to financial statements. The Company elected the disclosure-only alternative under SFAS 123.

In determining compensation cost pursuant to SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during 2001, 2000 and 1999.

	2001	2000	1999

Risk free interest rate	3.50%	6.26%	5.78%

Expected dividend yield	None	None	None

Expected lives	5 years	5 years	5 years

Expected volatility	65.00%	59.22%	64.41%

Option fair value at grant date	$8.28	$0.20	$0.01

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Had compensation cost been determined consistent with SFAS 123, the Company’s pro forma net income (loss) would have been as follows (unaudited):

	2001	2000	1999

	(in thousands, except per common share data)

Net income (loss) available to common stockholders:

As reported	$117,689	$(12,170)	$19,965

Pro forma	114,467	(12,211)	19,932

Basic income (loss) per common share:

As reported	$3.00	$(0.03)	$0.03

Pro forma	2.91	(0.03)	0.03

Diluted income (loss) per common share:

As reported	$2.87	$(0.03)	$0.03

Pro forma	2.79	(0.03)	0.03

12. COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company has entered into employment agreements with certain members of management which expire on July 31, 2002, with automatic one-year renewal periods at expiration dates. The agreements provide for, among other things, compensation, benefits and severance payments.

Litigation

The Company is involved in legal actions which arise in the ordinary course of its business. Although the outcomes of any such legal actions cannot be predicted, in the opinion of management, the resolution of any currently pending or threatened actions will not have a material adverse effect upon the consolidated financial position or results of operations of the Company.

Leases

The Company leases machinery, transportation equipment and office, warehouse and manufacturing facilities, which are noncancellable and expire at various dates. Total rental expense for all operating leases for 2001, 2000 and 1999 was $2.6 million, $2.5 million and $1.5 million, respectively.

Future minimum annual lease payments under these noncancellable operating leases at December 29, 2001 are as follows (in thousands):

2002	$2,875

2003	2,409

2004	1,742

2005	1,340

2006	830

Thereafter	3,858

Total	$13,054

None of the leases include contingent rental provisions.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Employee Benefit Plans

Deltak maintains a profit-sharing plan for employees. Deltak’s expense for this plan totaled $1.5 million, $1.3 million and $1.2 million for 2001, 2000 and 1999, respectively. In addition to the Deltak profit-sharing plan, GPEG maintains a 401(k) plan covering substantially all of Deltak and Braden’s employees. Expense for the GPEG 401(k) plan for 2001, 2000 and 1999 was $1.0 million, $0.8 million, and $0.5 million, respectively.

Braden participates in a defined benefit multi-employer union pension fund covering all union employees. As required by labor contracts, Braden made contributions totaling $0.1 million, $0.2 million and $0.1 million for 2001, 2000 and 1999, respectively. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked. Braden may be liable for its share of unfunded vested benefits, if any, related to the union pension fund. Information from the union pension fund’s administrators indicates there are no unfunded vested benefits.

13. SUPPLEMENTAL CASH FLOW INFORMATION

Changes in current operating items, net of working capital acquired, were as follows (in thousands):

	2001	2000	1999

Accounts receivable	$(55,384)	$(13,661)	$(17,066)

Inventories	(1,204)	4,734	(2,371)

Costs and estimated earnings in excess of billings	(61,126)	(48,384)	(8,126)

Accounts payable	17,950	19,179	3,159

Accrued expenses and other	29,789	5,379	5,050

Billings in excess of costs and estimated earnings	26,412	60,479	35,309

	$(43,563)	$27,726	$15,955

Supplemental cash flow disclosures are as follows (in thousands):

	2001	2000	1999

Cash paid during the period for:

Interest	$18,488	$8,811	$3,810

Income taxes	2,254	590	919

Noncash transactions:

Recapitalization rollover equity	—	20,400	—

Units issued as debt discount	—	7,708	—

Note issued for CFI net assets	—	5,500	—

Common and preferred units issued for CFI net assets	—	2,000	—

14. SEGMENT INFORMATION

The “management approach” called for by Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131) has been used by GPEG management to present the segment information which follows. GPEG considered the way its management team organizes its operations for making operating decisions and assessing performance and considered which components of its enterprise have discrete financial information available. Management makes decisions using a product group focus and its analysis resulted in two operating segments, Heat Recovery Equipment and Auxiliary Power Equipment. The Company evaluates performance based on net income or loss not including certain items as noted below.

Accounting policies used by the segments are the same as those described in Note 2. Intersegment revenues were not significant. Corporate assets consist primarily of cash, debt issuance costs and deferred tax assets. Capital expenditures do not include amounts arising from the acquisition of businesses. Expenses associated with the Recapitalization (see Note 3) and the extraordinary losses on debt extinguishment have not been allocated. Interest income has not been allocated as cash management activities are handled at a corporate level.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following table presents information about segment income (loss) and assets:

	Heat	Auxiliary
	Recovery	Power
	Equipment	Equipment

	(in thousands)
2001

Revenues	$442,319	$281,185
Interest expense	5,798	10,326
Depreciation and amortization	2,134	2,621
Income tax provision	10,608	12,735
Net income	29,073	23,023
Assets	207,547	146,573
Capital expenditures	1,073	10,429

2000

Revenues	$258,644	$157,947
Interest expense	4,953	8,453
Depreciation and amortization	1,937	1,421
Income tax benefit	(182)	(251)
Net income	18,351	12,175
Assets	128,029	97,025
Capital expenditures	1,046	1,141

1999

Revenues	$185,574	$89,625
Interest expense	1,589	2,543
Depreciation and amortization	1,876	1,080
Income tax provision	788	299
Net income	13,551	6,658
Assets	68,639	53,073
Capital expenditures	1,003	1,372

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following tables present information which reconciles segment information to consolidated totals:

	2001	2000	1999

	(in thousands)
Income (Loss) from Continuing Operations

Total segment income	$52,096	$30,526	$20,209

Tax benefit from tax status change	88,000	—	—

Unallocated recapitalization charge	—	(38,114)	—

Unallocated interest income	228	1,237	722

Other	(1,628)	(897)	(546)

Consolidated income (loss) before extraordinary loss	$138,696	$(7,248)	$20,385

	December 29,	December 30,	December 25,
	2001	2000	1999

	(in thousands)

Assets

Total segment assets	$354,121	$225,054	$121,712

Corporate cash and cash equivalents	707	19,084	8,812

Other unallocated amounts, principally deferred tax assets	75,803	1,555	969

	$430,631	$245,693	$131,493

	2001

	Segment		Consolidated
	Totals	Adjustments	Totals

	(in thousands)

Other Significant Items

Interest expense	$16,124	$—	$16,124

Interest income	—	228	228

Expenditures for assets	11,502	57	11,559

Depreciation and amortization	4,755	109	4,864

	2000

	Segment		Consolidated
	Totals	Adjustments	Totals

	(in thousands)

Interest expense	$13,406	$6	$13,412

Interest income	—	1,237	1,237

Expenditures for assets	2,187	—	2,187

Depreciation and amortization	3,358	353	3,711

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	1999

	Segment		Consolidated
	Totals	Adjustments	Totals

	(in thousands)

Interest expense	$4,132	$—	$4,132

Interest income	—	722	722

Expenditures for assets	2,375	—	2,375

Depreciation and amortization	2,956	110	3,066

Product Revenues

The following table represents revenues by product group:

	2001	2000	1999

	(in thousands)
Heat recovery equipment segment:

HRSGs	$324,211	$219,649	$134,036

Specialty boilers	118,108	38,995	51,538

	442,319	258,644	185,574

Auxiliary power equipment segment:

Exhaust systems	$123,919	$86,228	$54,722

Inlet systems	86,798	52,004	22,550

Other	70,468	19,715	12,353

	281,185	157,947	89,625

Total	$723,504	$416,591	$275,199

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Geographic Revenues

The following table presents revenues by geographic region:

	2001	2000	1999

	(in thousands)

United States	$646,026	$380,389	$208,016

Europe	13,793	11,632	17,616

Asia	6,447	11,835	37,037

Other	57,238	12,735	12,530

Total	$723,504	$416,591	$275,199

Management attributed sales to geographic location based on the customer-determined destination of the delivered product. Substantially all of the Company’s assets are located in the United States.

15. SUMMARY OF QUARTERLY INFORMATION (unaudited)

	First	Second	Third	Fourth

2001

Revenues	156,170	171,435	180,757	215,142

Gross profit	26,414	31,007	31,527	42,598

Operating income	17,484	20,167	21,276	30,570

Income tax provision	931	3,124	7,389	11,461

Net income	10,161	80,992	11,556	17,927

Income per share:

Basic	0.26	2.14	0.26	0.41

Diluted	0.24	2.04	0.25	0.39

Price range per share:(1)

High	—	37.90	30.95	17.60

Low	—	22.05	13.55	11.45

2000

Revenues	111,083	92,898	100,217	112,393

Gross profit	18,477	16,848	16,738	18,840

Operating income (loss)	12,283	10,248	(28,443)	10,406

Income tax provision (benefit)	117	71	(493)	(128)

Net income (loss)	11,375	9,966	(33,431)	3,306

Income per share:

Basic	0.02	0.02	(0.13)	0.04

Diluted	0.01	0.01	(0.13)	0.04

Price range per share:(1)

High	—	—	—	—

Low	—	—	—	—

(1)	Price range per share is not applicable to periods prior to the IPO on May 18, 2001, as no established public trading market existed.

ITEM 9.    CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by this Item with respect to the Company’s directors and certain beneficial owners of the Company’s common stock is incorporated by reference from the sections of the Company’s definitive Proxy Statement for its 2002 Annual Meeting of Stockholders to be held June 6, 2002 (the “Proxy Statement”) entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The information required by this Item with respect to the Company’s executive officers appears at Item 4A of Part I of this Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the section of the Proxy Statement entitled “Executive Compensation.”

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference from the section of the Proxy Statement entitled “Principal Stockholders and Security Ownership of Management.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the section of the Proxy Statement entitled “Certain Transactions.”

PART IV.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.	Financial Statements.

See Item 8 of Part II of this report.

2.	Financial Statement Schedules.

Schedule II – Valuation and Qualifying Accounts

3.	Exhibits.

2.1	Purchase Agreement, dated as of June 5, 1998, by and between Global Energy Equipment Group, L.L.C., GEEG, Inc., Jason Incorporated, Braden Nevada, Inc., Deltak Nevada, Inc., Jason Nevada, Inc., Deltak, L.L.C. and Braden Manufacturing L.L.C. (incorporated by reference to Exhibit 2.1 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended)

2.2	Agreement and Plan of Merger, dated as of July 14, 2000, among Saw Mill Investments LLC, GEEG Holdings, L.L.C., GEEG Acquisition Holdings Corp. and GEEG Acquisition, L.L.C. (incorporated by reference to Exhibit 2.2 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended)

2.3	First Amendment to the Agreement and Plan of Merger, dated as August 1, 2000, among Saw Mill Investments LLC, GEEG Holdings, L.L.C., GEEG Acquisition Holdings Corp. and GEEG Acquisition, L.L.C. (incorporated by reference to Exhibit 2.3 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended)

3.1	Amended and Restated Certificate of Incorporation of Global Power Equipment Group Inc. (incorporated by reference to Exhibit 3.1(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

3.2	Amended and Restated By-Laws of Global Power Equipment Group Inc. (incorporated by reference to Exhibit 3.2(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

4.1	Form of Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended)

10.1	Acquisition Agreement, dated as of October 31, 2000, by and among GEEG Holdings, L.L.C., CFI Holdings, Inc., John L. McSweeney and Truman W. Bassett. (incorporated by reference to Exhibit 10.1 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended)

10.2	First Amendment to Management Agreement, dated April 27, 2001, by and between Harvest Partners, Inc. and Global Energy Equipment Group, L.L.C. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.3	Management Agreement by and between Harvest Partners, Inc. and Global Energy Equipment Group, L.L.C. (incorporated by reference to Exhibit 10.2 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended)

10.4*	2001 Management Incentive Compensation Plan. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.5*	2002 Management Incentive Compensation Plan.

10.6	Registration Rights Agreement, dated as of May 7, 2001, by and among Global Power Equipment Group Inc., Harvest Partner III, L.P., SMC Power Holding LLC, each of the other stockholders of Global Power Equipment Group Inc. listed on Exhibit A thereto, Cascade Investment Partners, L.L.C., each of the management stockholders identified as such on Exhibit B thereto, Donaldson, Lufkin & Jenrette Securities Corporation and each of the other stockholders of GEEG Acquisition Holdings Corp. identified as such on Exhibit C thereto, and each of the former members of GEEG Acquisition Holdings L.L.C. identified as such on Exhibit D thereto. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.7	Indemnity Escrow Agreement, dated as of October 31, 2000, among GEEG Holdings, L.L.C., John L. McSweeney, Truman W. Bassett and United States Trust Company of New York. (incorporated by reference to Exhibit 10.4 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended)

10.8	Assignment, Amendment and Restatement Agreement, dated as of May 23, 2001, by and among Global Power Equipment Group Inc., certain subsidiaries of Global Power Equipment Group Inc. and certain lenders listed thereto, and Bankers Trust Company, as administrative agent. (incorporated by reference to Exhibit 10.4(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.9	Consent and first amendment to Amended and Restated Credit Agreement, dated as of June 15, 2001, by and among Global Power Equipment Group Inc., certain financial institutions signatories thereto, and Banker Trust Company, as administrative agent to said financial institutions. (incorporated by reference to Exhibit 10.4(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.10	Second amendment to Amended and Restated Credit Agreement, dated as of June 27, 2001, by and among Global Power Equipment Group Inc., certain financial institutions signatories thereto, and Banker Trust Company, as administrative agent to said financial institutions. (incorporated by reference to Exhibit 10.4(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.11	Purchase Price Escrow Agreement, dated as of October 31, 2000, among GEEG Holdings, L.L.C., John L. McSweeney, Truman W. Bassett and United States Trust Company of New York. (incorporated by reference to Exhibit 10.5 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832) as amended)

10.12	Letter Agreement, dated April 27, 2001, between Global Energy Equipment Group, L.L.C. and Harvest Partners, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.13*	Employment Agreement, dated August 1, 2000, by and among GEEG Holdings, L.L.C., Braden Manufacturing, L.L.C. and Larry D. Edwards. (incorporated by reference to Exhibit 10.6 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended)

10.14*	Employment Agreement, dated August 1, 2000, by and among GEEG Holdings, L.L.C., Deltak, L.L.C. and Michael H. Hackner. (incorporated by reference to Exhibit 10.7 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended)

10.15*	Employment Agreement, dated August 1, 2000, by and among GEEG Holdings, L.L.C., Deltak, L.L.C. and Gary Obermiller. (incorporated by reference to Exhibit 10.8 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended)

10.16*	Employment Agreement, dated August 1, 2000, by and among GEEG Holdings, L.L.C., Braden Manufacturing, L.L.C. and Gene F. Schockemoehl. (incorporated by reference to Exhibit 10.9 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended)

10.17*	Employment Agreement, dated August 1, 2000, by and among GEEG Holdings, L.L.C., Braden Manufacturing, L.L.C. and James P. Wilson. (incorporated by reference to Exhibit 10.10 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended)

10.18*	GEEG Holdings, L.L.C. 2000 Option Plan (incorporated by reference to Exhibit 10.12 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended)

10.19	Promissory Note dated October 31, 2000 from CFI Holdings, Inc. to John L. McSweeney in a stated amount of $2,750,000. (incorporated by reference to Exhibit 10.13 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended)

10.20	Promissory Note dated October 31, 2000 from CFI Holdings, Inc. to Truman W. Bassett in a stated amount of $2,750,000. (incorporated by reference to Exhibit 10.14 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended)

10.21	Exchange Agreement by and among the members of GEEG Holdings, L.L.C. and Global Power Equipment Group Inc.

10.22*	Global Power Equipment Group Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.16 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832) as amended)

10.23	Senior Subordinated Loan Agreement, dated as of August 1, 2000 among Global Energy Equipment Group, L.L.C. and the lenders party thereto. (incorporated by reference to Exhibit 10.19 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended)

10.24*	Amendment No. 1 to the GEEG Holdings, L.L.C. 2000 Option Plan. (incorporated by reference to Exhibit 10.20 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832) as amended)

10.25*	Amendment No. 2 to the GEEG Holdings, L.L.C. 2000 Option Plan. (incorporated by reference to Exhibit 10.21 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended)

10.26	Waiver and Amendment to Senior Subordinated Loan Agreement.

10.27	Third amendment to Amended and Restated Credit Agreement, dated as of November 2, 2001, by and among Global Power Equipment Group Inc., certain financial institutions signatories thereto, and Banker Trust Company, as administrative agent to said financial institutions.

10.28*	Employment Agreement, dated October 31, 2000 by and between Consolidated Fabricators, Inc., and John L. McSweeney.

10.29*	Amendment No. 3 to the GEEG Holdings, L.L.C. 2000 Option Plan.

21.1	List of Subsidiaries.

23.1	Consent of Arthur Andersen LLP.

99.1	Notification letter to SEC.

*	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

Form 8-K dated October 29, 2001 filed to report earnings for the third quarter ended September 29, 2001.

No other reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 29, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2002.

Global Power Equipment Group Inc.

BY	/s/ Larry Edwards Larry Edwards President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2002.

/s/ Stephen Eisenstein Stephen Eisenstein, Chairman of the Board

/s/ Larry Edwards Larry Edwards President and Chief Executive Officer and Director

/s/ Michael H. Hackner Michael H. Hackner Chief Financial Officer and Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)

/s/ Adrian W. Doherty Jr. Adrian W. Doherty Jr., Director

/s/ Ed Hotard Ed Hotard, Director

/s/ Ira Kleinman Ira Kleinman, Director

/s/ Jerry E. Ryan Jerry E. Ryan, Director

/s/ Bengt Sohlen Bengt Sohlen, Director

Report of independent public accountants

To Global Power Equipment Group Inc.:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Global Power Equipment Group Inc. and Subsidiaries included in this Form 10-K and have issued our report thereon dated February 15, 2002. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules of valuation and qualifying accounts are the responsibility of the Company’s management and are presented for purposes of complying with the Securities and Exchange Commission rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

/s/  ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
February 15, 2002

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
SCHEDULES OF VALUATION AND QUALIFYING ACCOUNTS
1999, 2000, 2001

	Balance	Charges to		Balance
	at Beginning	Costs and		at End
Description	of Period	Expenses(a)	Write-offs(b)	of Period

	(in thousands)

For the year ended December 25, 1999:

Allowance for doubtful accounts	$1,779	$(202)	$(592)	$985

For the year ended December 30, 2000:

Allowance for doubtful accounts	985	806	50	1,841

For the year ended December 29, 2001:

Allowance for doubtful accounts	1,841	616	(72)	2,385

(a)	No amounts were charged to other accounts in any period.

(b)	Amounts are net of recoveries of $270, $64 and $0 for 1999, 2000 and 2001, respectively.

Exhibits Rider

2.1	Purchase Agreement, dated as of June 5, 1998, by and between Global Energy Equipment Group, L.L.C., GEEG, Inc., Jason Incorporated, Braden Nevada, Inc., Deltak Nevada, Inc., Jason Nevada, Inc., Deltak, L.L.C. and Braden Manufacturing L.L.C. (incorporated by reference to Exhibit 2.1 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended)

2.2	Agreement and Plan of Merger, dated as of July 14, 2000, among Saw Mill Investments LLC, GEEG Holdings, L.L.C., GEEG Acquisition Holdings Corp. and GEEG Acquisition, L.L.C. (incorporated by reference to Exhibit 2.2 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended)

2.3	First Amendment to the Agreement and Plan of Merger, dated as August 1, 2000, among Saw Mill Investments LLC, GEEG Holdings, L.L.C., GEEG Acquisition Holdings Corp. and GEEG Acquisition, L.L.C. (incorporated by reference to Exhibit 2.3 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended)

3.1	Amended and Restated Certificate of Incorporation of Global Power Equipment Group Inc. (incorporated by reference to Exhibit 3.1(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

3.2	Amended and Restated By-Laws of Global Power Equipment Group Inc. (incorporated by reference to Exhibit 3.2(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

4.1	Form of Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended)

10.1	Acquisition Agreement, dated as of October 31, 2000, by and among GEEG Holdings, L.L.C., CFI Holdings, Inc., John L. McSweeney and Truman W. Bassett. (incorporated by reference to Exhibit 10.1 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended)

10.2	First Amendment to Management Agreement, dated April 27, 2001, by and between Harvest Partners, Inc. and Global Energy Equipment Group, L.L.C. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.3	Management Agreement by and between Harvest Partners, Inc. and Global Energy Equipment Group, L.L.C. (incorporated by reference to Exhibit 10.2 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended)

10.4*	2001 Management Incentive Compensation Plan. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.5*	2002 Management Incentive Compensation Plan.

10.6	Registration Rights Agreement, dated as of May 7, 2001, by and among Global Power Equipment Group Inc., Harvest Partner III, L.P., SMC Power Holding LLC, each of the other stockholders of Global Power Equipment Group Inc. listed on Exhibit A thereto, Cascade Investment Partners, L.L.C., each of the management stockholders identified as such on Exhibit B thereto, Donaldson, Lufkin & Jenrette Securities Corporation and each of the other stockholders of GEEG Acquisition Holdings Corp. identified as such on Exhibit C thereto, and each of the former members of GEEG Acquisition Holdings L.L.C. identified as such on Exhibit D thereto. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.7	Indemnity Escrow Agreement, dated as of October 31, 2000, among GEEG Holdings, L.L.C., John L. McSweeney, Truman W. Bassett and United States Trust Company of New York. (incorporated by reference to Exhibit 10.4 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended)

10.8	Assignment, Amendment and Restatement Agreement, dated as of May 23, 2001, by and among Global Power Equipment Group Inc., certain subsidiaries of Global Power Equipment Group Inc. and certain lenders listed thereto, and Bankers Trust Company, as administrative agent. (incorporated by reference to Exhibit 10.4(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.9	Consent and first amendment to Amended and Restated Credit Agreement, dated as of June 15, 2001, by and among Global Power Equipment Group Inc., certain financial institutions signatories thereto, and Banker Trust Company, as administrative agent to said financial institutions. (incorporated by reference to Exhibit 10.4(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.10	Second amendment to Amended and Restated Credit Agreement, dated as of June 27, 2001, by and among Global Power Equipment Group Inc., certain financial institutions signatories thereto, and Banker Trust Company, as administrative agent to said financial institutions. (incorporated by reference to Exhibit 10.4(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.11	Purchase Price Escrow Agreement, dated as of October 31, 2000, among GEEG Holdings, L.L.C., John L. McSweeney, Truman W. Bassett and United States Trust Company of New York. (incorporated by reference to Exhibit 10.5 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832) as amended)

10.12	Letter Agreement, dated April 27, 2001, between Global Energy Equipment Group, L.L.C. and Harvest Partners, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

10.13*	Employment Agreement, dated August 1, 2000, by and among GEEG Holdings, L.L.C., Braden Manufacturing, L.L.C. and Larry D. Edwards. (incorporated by reference to Exhibit 10.6 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended)

10.14*	Employment Agreement, dated August 1, 2000, by and among GEEG Holdings, L.L.C., Deltak, L.L.C. and Michael H. Hackner. (incorporated by reference to Exhibit 10.7 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended)

10.15*	Employment Agreement, dated August 1, 2000, by and among GEEG Holdings, L.L.C., Deltak, L.L.C. and Gary Obermiller. (incorporated by reference to Exhibit 10.8 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended)

10.16*	Employment Agreement, dated August 1, 2000, by and among GEEG Holdings, L.L.C., Braden Manufacturing, L.L.C. and Gene F. Schockemoehl. (incorporated by reference to Exhibit 10.9 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended)

10.17*	Employment Agreement, dated August 1, 2000, by and among GEEG Holdings, L.L.C., Braden Manufacturing, L.L.C. and James P. Wilson. (incorporated by reference to Exhibit 10.10 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended)

10.18*	GEEG Holdings, L.L.C. 2000 Option Plan (incorporated by reference to Exhibit 10.12 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended)

10.19	Promissory Note dated October 31, 2000 from CFI Holdings, Inc. to John L. McSweeney in a stated amount of $2,750,000. (incorporated by reference to Exhibit 10.13 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended)

10.20	Promissory Note dated October 31, 2000 from CFI Holdings, Inc. to Truman W. Bassett in a stated amount of $2,750,000. (incorporated by reference to Exhibit 10.14 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended)

10.21	Exchange Agreement by and among the members of GEEG Holdings, L.L.C. and Global Power Equipment Group Inc.

10.22*	Global Power Equipment Group Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.16 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832) as amended)

10.23	Senior Subordinated Loan Agreement, dated as of August 1, 2000 among Global Energy Equipment Group, L.L.C. and the lenders party thereto. (incorporated by reference to Exhibit 10.19 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended)

10.24*	Amendment No. 1 to the GEEG Holdings, L.L.C. 2000 Option Plan. (incorporated by reference to Exhibit 10.20 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832) as amended)

10.25*	Amendment No. 2 to the GEEG Holdings, L.L.C. 2000 Option Plan. (incorporated by reference to Exhibit 10.21 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended)

10.26	Waiver and Amendment to Senior Subordinated Loan Agreement.

10.27	Third amendment to Amended and Restated Credit Agreement, dated as of November 2, 2001, by and among Global Power Equipment Group Inc., certain financial institutions signatories thereto, and Banker Trust Company, as administrative agent to said financial institutions.

10.28*	Employment Agreement, dated October 31, 2000 by and between Consolidated Fabricators, Inc., and John L. McSweeney.

10.29*	Amendment No. 3 to the GEEG Holdings, L.L.C. 2000 Option Plan.

21.1	List of Subsidiaries.

23.1	Consent of Arthur Andersen LLP.

99.1	Notification letter to SEC.

*	Management contract or compensatory plan or arrangement.