Form 10-Q
period 2002-03-30
GLOBAL POWER EQUIPMENT GROUP INC/
filed 2002-05-14
CIK 1136294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2002

OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .......... to ..........

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

The number of shares of the Registrant’s common stock, $.01 par value, outstanding at May 7, 2002 was 43,953,340.

GLOBAL POWER EQUIPMENT GROUP INC.

FORM 10-Q
March 30, 2002

INDEX

		Page

Part I. Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets at March 30, 2002 and December 29, 2001	1

	Condensed Consolidated Statements of Income for the Three Months Ended March 30, 2002 and March 31, 2001	2

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 30, 2002 and March 31, 2001	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Part II. Other Information

Item 6.	Exhibits and Reports on Form 8-K	22

Signatures		23

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS
GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 30,	December 29,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,275	$2,435
Accounts receivable, net of allowance of $1,840 and $2,385	150,715	123,182
Inventories	6,492	5,973
Costs and estimated earnings in excess of billings	89,290	131,355
Deferred tax assets	20,820	19,068
Other current assets	2,010	1,920

Total current assets	274,602	283,933
Property, plant and equipment, net	27,752	27,810
Deferred tax assets	70,137	71,454
Goodwill, net	42,256	42,256
Other assets	4,922	5,178

Total assets	$419,669	$430,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$17,879	$15,505
Accounts payable	38,565	56,005
Accrued compensation and employee benefits	7,126	11,838
Accrued warranty	17,895	16,489
Billings in excess of costs and estimated earnings	127,521	145,522
Other current liabilities	18,469	17,968

Total current liabilities	227,455	263,327
Long-term debt, net of current maturities	99,683	90,124
Commitments and contingencies
Stockholders’ equity
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 43,953,340 shares issued and outstanding	440	440
Paid-in capital deficit	(28,329)	(28,329)
Accumulated comprehensive income (loss)	27	(80)
Retained earnings	120,393	105,149

Total stockholders’ equity	92,531	77,180

Total liabilities and stockholders’ equity	$419,669	$430,631

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended

	March 30,	March 31,
	2002	2001

Revenues	$203,527	$156,170
Cost of sales	166,799	129,756

Gross profit	36,728	26,414
Selling and administrative expenses	10,411	8,533
Amortization expense	44	397

Operating income	26,273	17,484
Interest expense	1,283	6,392

Income before income taxes	24,990	11,092
Income tax provision	9,746	931

Net income	15,244	10,161
Preferred dividend	—	(2,040)

Net income available to common stockholders	$15,244	$8,121

Earnings per weighted average common share
Basic	$0.35	$0.26

Diluted	$0.33	$0.24

Unaudited pro forma amounts to reflect pro forma income taxes (a)
Income before income taxes	$24,990	$11,092
Income tax provision	9,746	4,326

Income before income tax benefit from tax status change	$15,244	$6,766

Income per common share
Basic income per common share	$0.35	$0.21

Diluted income per common share	$0.33	$0.20

(a)	See discussion on change in tax entity in Note 5.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended

	March 30,	March 31,
	2002	2001

Operating activities:
Net income	$15,244	$10,161
Adjustments to reconcile net income to net cash used in operating activities-
Depreciation and amortization	1,037	1,518
Changes in operating items (Note 14)	(24,586)	(13,007)

Net cash used in operating activities	(8,305)	(1,328)

Investing activities:
Purchases of property, plant and equipment	(788)	(7,170)

Financing activities:
Proceeds from revolving credit facility	82,650	—
Payments on revolving credit facility	(63,575)	—
Payments on long-term debt	(7,142)	(8,763)
Member tax distribution	—	(1,132)

Net cash provided by (used in) financing activities	11,933	(9,895)

Net increase (decrease) in cash and cash equivalents	2,840	(18,393)
Cash and cash equivalents, beginning of period	2,435	26,308

Cash and cash equivalents, end of period	$5,275	$7,915

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BUSINESS AND ORGANIZATION

Global Power Equipment Group Inc. and Subsidiaries (the Company or GPEG, formerly GEEG Holdings, L.L.C.) designs, engineers and manufactures heat recovery and auxiliary power equipment. Our products include:

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

2. INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements, in the opinion of management, include normal recurring adjustments and reflect all adjustments which are necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 29, 2001, filed with the Securities and Exchange Commission. The quarterly results are not necessarily indicative of the actual results that may occur for the entire fiscal year.

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

Upon completion of the IPO, the Company’s previously outstanding 1,008,968 preferred units with a $100 par value and 1,122,280 common units with a $10 par value were converted to 5,044,839 and 31,558,501 shares of common stock, respectively. The 103,889 outstanding options to purchase common units at the time of the IPO were converted to 2,921,359 common share options. All share and per share amounts on the accompanying condensed consolidated financial statements have been restated to give effect to the conversion of common units to common shares using a 28:1 conversion ratio.

4. GOODWILL

The Company adopted Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets”, effective December 30, 2001, the beginning of our 2002 fiscal year. Under SFAS 142, goodwill is no longer amortized but reviewed annually, or more frequently if certain indicators arise. The Company is required to complete the initial step of a transitional impairment test within six months of adoption of SFAS 142 and to complete the final step of the transitional impairment test by the end of the fiscal year. Had the Company been accounting for its goodwill under SFAS 142 for all periods presented, the Company’s net income and income per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended

	March 30,	March 31,
	2002	2001

Reported net income	$15,244	$10,161
Add back goodwill amortization	—	377

Adjusted net income	$15,244	$10,538

Basic earnings per common share:
Reported	$0.35	$0.26
Goodwill amortization per basic share	—	0.01

Adjusted basic earnings per share	$0.35	$0.27

Diluted earnings per common share:
Reported	$0.33	$0.24
Goodwill amortization per diluted share	—	0.01

Adjusted diluted earnings per share	$0.33	$0.25

Prior to the May 2001 IPO, the Company was organized as a limited liability company (LLC) and as such did not record income taxes with the exception of certain subsidiaries that were responsible to federal, state and foreign taxes.

Earnings per share is calculated by dividing net income after adjusting for preferred dividends by the weighted-average number of common shares outstanding during the period. Preferred dividends were $2.0 million for the three months ended March 31, 2001. There were no preferred dividends for the three months ended March 30, 2002.

The changes in the carrying amount of goodwill for the year ended December 29, 2001 and the quarter ended March 30, 2002 by operating segment are as follows (in thousands):

	Heat	Auxiliary
	Recovery	Power
	Equipment	Equipment	Total

Balance as of December 30, 2000	$26,185	$16,791	$42,976
Goodwill from business acquisition	—	802	802
Amortization	(955)	(567)	(1,522)

Balance as of December 29, 2001	$25,230	$17,026	$42,256

Balance as of March 30, 2002	$25,230	$17,026	$42,256

5. INCOME TAXES

Prior to the Company’s IPO, the Company and its primary operating subsidiaries were limited liability companies (LLCs) treated as partnerships for federal income tax purposes. Due to the Company’s change in tax status at the IPO date from an LLC to a taxable entity, the Company was required to record all deferred tax assets and liabilities which were previously the responsibility of the LLC members. As a result, the Company recorded a net deferred tax asset on the date of the reorganization of approximately $88.0 million and recorded a corresponding $88.0 million income tax benefit. The Company’s effective tax rate is different from its statutory rate for the three month period ended March 31, 2001 due to the Company being a non-taxable LLC entity at that time.

The unaudited pro forma tax provision shown on the condensed consolidated statements of income is presented assuming the Company had been a C-Corporation during the entire three month period ended March 31, 2001 using an effective rate of 39 percent.

6. DEBT EXTINGUISHMENT

On May 23, 2001, the Company retired certain existing debt of approximately $172.9 million by refinancing $60.0 million into a Term A loan under an amended and restated senior credit facility and using $112.9 million of IPO proceeds to pay off the outstanding balances on the senior Term B and Term C loans of $103.8 million and $13.9 million, respectively, and $27.5 million of the senior subordinated loan. On June 15, 2001, the Company retired the remaining $40.0 million of its senior subordinated loan by borrowing an additional $35.0 million on the new Term A senior loan and $5.0 million on the Company’s new $75.0 million revolving credit facility entered into under the amended and restated senior credit facility.

An extraordinary loss, net of tax, on these debt extinguishments of approximately $18.1 million was recognized during the second quarter of 2001. The loss included $13.4 million of retirement premiums, $8.0 million write-off of the senior subordinated loan discount, and $8.2 million write-off of associated debt issuance costs, net of a tax benefit of $11.5 million.

The Company’s amended and restated senior credit facility matures in May 2005. At the Company’s option, borrowings under the amended and restated senior credit facility will bear interest at either the Eurodollar rate or an alternate base rate, plus, in each case, an applicable margin. The applicable margin will range from 1.0% to 2.25% in the case of a Eurodollar based loan and from 0% to 1.25% in the case of a base rate loan, in each case, based on a leverage ratio. The amended and restated senior credit facility is guaranteed by all of the Company’s domestic subsidiaries, and is secured by a lien on all of the Company’s assets. The amended and restated senior credit facility contains various restrictions and covenants, which among others, include maximum leverage and capital expenditures levels and minimum interest and fixed charge coverage ratios. Restrictions are also in place related to additional borrowings, payment of dividends, sales of assets and mergers and acquisitions. As of March 30, 2002, the Company was in compliance with all such restrictions and covenants.

7. INVENTORIES

Inventories consist of raw materials and are stated at the lower of first-in, first-out cost or market.

8. RESTRUCTURING CHARGE

In March 2002, management, in efforts to increase efficiencies in its manufacturing costs, approved and committed to a plan to cease operations of our facility in Fort Smith, Arkansas, effective April 30, 2002. The assets, which are included in our Auxiliary Power Equipment segment, will either be disposed of or transferred to our other facilities. An analysis of the carrying value of the facility and related equipment indicated that the assets are not impaired and, as such, the Company will continue to carry the assets at their book value. Additionally, in connection with the announcement of the plan to the employees, the Auxiliary Power Equipment segment recorded $875,000 of severance costs (included as a component of cost of goods sold), related to the elimination of approximately 100 employee positions at the Fort Smith plant, during the first quarter of 2002. As of March 30, 2002, approximately $335,000 of the severance costs have been paid with the remaining amount expected to be paid in the second quarter.

9. EARNINGS PER SHARE

All share and per share amounts have been restated to give effect to the conversion of common units to common shares using the applicable conversion ratio. See Note 3 to these condensed consolidated financial statements. Basic and diluted earnings per common share are calculated as follows (in thousands, except share and per share data):

	Three Months Ended

	March 30,	March 31,
	2002	2001

Basic earnings per common share
Numerator:
Net income	$15,244	$10,161
Preferred stock dividend	—	(2,040)

Net income available to common stockholders	$15,244	$8,121

Denominator:
Weighted average shares outstanding	43,953,340	31,558,501

Basic earnings per common share	$0.35	$0.26

Diluted earnings per common share
Numerator:
Net income	$15,244	$10,161
Preferred stock dividend	—	(2,040)

Net income available to common stockholders	$15,244	$8,121

Denominator:
Weighted average shares outstanding	43,953,340	31,558,501
Dilutive effect of options to purchase common stock	1,689,902	2,784,302

Weighted average shares outstanding assuming dilution	45,643,242	34,342,803

Diluted earnings per common share	$0.33	$0.24

10. DERIVATIVE FINANCIAL INSTRUMENTS

The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” effective December 31, 2000. This standard establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or a liability measured at fair value. SFAS 133 requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement and requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. The impact of adopting SFAS 133 was not material.

As of and during the first quarter of fiscal 2002, the Company did not maintain any derivative financial instruments. Prior to the third quarter of 2001, derivative financial instruments were used by the Company in the management of its foreign currency exchange and interest rate exposures. Amounts to be paid or received under agreements were accrued and recognized over the life of the agreements. The Company was exposed to credit risk in the event of nonperformance by the other parties to the agreements. However, the Company did not experience any nonperformance by its counterparties.

On December 29, 2000, the Company entered into a zero-cost interest rate collar whereby it held an 8% interest rate cap and had written a 5.36% interest rate floor. The Company designated the interest rate collar as a hedge of the variability of a portion of its floating-rate interest payments attributable to changes in market interest rates. As such, the Company used the interest rate collar to place both a minimum and maximum limit on the total interest payments the Company was obligated to pay on approximately $77.1 million of its floating rate debt under its former debt agreements. The change in the fair value from December 30, 2000 to March 31, 2001 was not significant. Therefore, no gain or loss was deferred in accumulated other comprehensive income for the respective quarter. In conjunction with the Company’s IPO and extinguishment of debt, the interest rate collar no longer qualified as a hedge under SFAS 133 and was cancelled on July 20, 2001.

11. LITIGATION

The Company is involved in legal actions which arise in the ordinary course of its business. Although the outcomes of any such legal actions cannot be predicted, in the opinion of management, the resolution of any currently pending or threatened actions will not have a material adverse effect upon the consolidated financial position or results of operations of the Company.

12. SEGMENT INFORMATION

The “management approach” called for by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131) has been used by GPEG management to present the segment information which follows. GPEG considered the way its management team organizes its operations for making operating decisions and assessing performance and considered which components of its enterprise have discrete financial information available. Management makes decisions using a product group focus and its analysis resulted in two operating segments, Heat Recovery Equipment and Auxiliary Power Equipment. The Company evaluates performance based on net income or loss not including certain items as noted below. Intersegment revenues were not significant. Corporate assets consist primarily of cash, debt issuance costs and deferred tax assets. Interest income has not been allocated as cash management activities are handled at a corporate level. During the period ended March 30, 2002, there have been no changes in the Company’s basis for segmentation or the measurement of segment income.

The following table presents information about segment income and assets (in thousands):

	Heat Recovery Equipment		Auxiliary Power Equipment

	Three Months Ended		Three Months Ended

	March 30, 2002	March 31, 2001	March 30, 2002	March 31, 2001

Revenues	$120,122	$92,877	$83,405	$63,293
Interest expense	533	2,659	751	3,873
Depreciation and amortization	295	539	562	535
Income tax provision	5,144	30	4,738	901
Net income	8,045	7,092	7,411	3,247
Assets	199,100	105,570	144,213	118,432
Capital expenditures	91	168	697	7,002

The following tables present information which reconciles segment information to consolidated totals (in thousands):

	Three Months Ended

	March 30, 2002	March 31, 2001

Net income:
Total segment income	$15,456	$10,339
Unallocated interest income	1	140
Other	(213)	(318)

Consolidated net income	$15,244	$10,161

	March 30, 2002	December 29, 2001

Assets:
Total segment assets	$343,313	$354,121
Corporate cash and cash equivalents	140	707
Other unallocated amounts, principally deferred tax assets	76,216	75,803

Total assets	$419,669	$430,631

The following table represents revenues by product group (in thousands):

	Three Months Ended

	March 30,	March 31,
	2002	2001

Heat Recovery Equipment segment:
HRSGs	$87,908	$63,486
Specialty boilers	32,214	29,391

	120,122	92,877

Auxiliary Power Equipment segment:
Exhaust systems	20,339	32,387
Inlet systems	41,689	15,614
Other	21,377	15,292

	83,405	63,293

Total	$203,527	$156,170

The following table presents revenues by geographic region (in thousands):

	Three Months Ended

	March 30,	March 31,
	2002	2001

North America	$180,220	$146,786
South America	3,864	1,946
Europe	9,480	4,206
Asia	3,394	2,701
Other	6,569	531

Total	$203,527	$156,170

13. MAJOR CUSTOMERS

The Company has certain customers that represent more than 10 percent of consolidated revenues. The revenue for these customers, as well as corresponding accounts receivable, as a percentage of the consolidated accounts receivable balance, at and for the three months ended March 30, 2002 and March 31, 2001 are as follows:

	Revenues

	Three Months Ended		Accounts Receivable

	March 30,	March 31,	March 30,	March 31,
	2002	2001	2002	2001

Customer A	34%	21%	20%	32%
Customer B	9%	14%	13%	13%
Customer C	15%	6%	31%	0%

14. SUPPLEMENTAL CASH FLOW INFORMATION

Changes in current operating items were as follows (in thousands):

	Three Months Ended

	March 30,	March 31,
	2002	2001

Accounts receivable	$(27,533)	$(10,603)
Inventories	(519)	(1,187)
Costs and estimated earnings in excess of billings	42,065	17,054
Accounts payable	(17,440)	(12,594)
Accrued expenses and other	(3,158)	(6,769)
Billings in excess of costs and estimated earnings	(18,001)	1,092

	$(24,586)	$(13,007)

Supplemental cash flow disclosures are as follows (in thousands):

	Three Months Ended

	March 30,	March 31,
	2002	2001

Cash paid during the period for:
Interest	$583	$8,367
Income taxes	10,038	118

15. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations”, which amends SFAS 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies”. SFAS 143 addresses financial accounting and reporting for obligations and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe that SFAS 143 will have a material impact on its consolidated financial statements.

In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and the accounting and reporting provisions of APB Opinion 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that APB Opinion). SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121. SFAS also resolves several significant implementation issues related to SFAS 121, such as eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment and establishing criteria to define whether a long-lived asset is held for sale. The Company adopted SFAS 144 December 30, 2001, the beginning of the Company’s fiscal year 2002. The impact of adopting SFAS 144 was not material.

16. COMPREHENSIVE INCOME

The table below presents comprehensive income for all applicable periods (in thousands):

	Three Months Ended

	March 30,	March 31,
	2002	2001

Net income	$15,244	$10,161
Foreign currency translation adjustments	107	48

Comprehensive income	$15,351	$10,209

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

Investors are cautioned that all forward-looking statements involve risks and uncertainties, including without limitation, the ability of the Company to develop markets and sell its products and the effects of competition and pricing. Information concerning some of the factors that could cause actual results to differ materially from those in, or implied by, the forward-looking statements are set forth under “Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 29, 2001, filed with the U.S. Securities and Exchange Commission. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate.

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

During the first quarter of fiscal year 2002, we informed the workforce at our Ft. Smith, Arkansas plant that we would close that facility permanently effective April 30, 2002. The decision was based entirely on the cost structure of that facility and we had already secured replacement capacity to offset that closure in other lower-cost locations around the globe. We have also scaled back operations at other U.S.-based plants where possible. We have not taken nor do we expect to take any material charges related to the closure or downsizing at those locations.

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

In connection with the reorganization and the IPO, the Company refinanced a portion of its outstanding indebtedness. The Company used a portion of the net proceeds from the IPO to repay $27.5 million of its outstanding senior subordinated loan and $85.4 million of the outstanding balance of its outstanding senior term loans under its senior credit facility. The Company refinanced the remaining balance on its senior term loans under its senior credit facility using the proceeds of a term A loan under an amended and restated senior credit facility. For additional information, see “Liquidity and Capital Resources” below. This refinancing of the Company’s outstanding indebtedness resulted in an approximate $8.4 million after-tax extraordinary loss from the write-off of deferred financing costs and debt discount, as well as prepayment premiums relating to the prepayment of long-term debt. On June 15, 2001, the Company retired the remaining $40.0 million of its senior subordinated loan with the proceeds of a $35.0 million increase to the new term loan facility and $5.0 million on the Company’s revolving credit facility. This debt extinguishment resulted in an approximate

$9.7 million after-tax extraordinary loss from the write-off of deferred financing costs and debt discount, as well as prepayment premiums relating to the prepayment of long-term debt. These extraordinary loss amounts were charged to earnings in the second quarter of fiscal year 2001.

Results of Operations

The table below represents the operating results of the Company for the periods indicated (in thousands):

	Three Months Ended

	March 30,	March 31,
	2002	2001

Revenues	$203,527	$156,170
Cost of sales	166,799	129,756

Gross profit	36,728	26,414
Selling and administrative expenses	10,411	8,533
Amortization expense	44	397

Operating income	26,273	17,484
Interest expense	1,283	6,392

Income before income taxes	24,990	11,092
Income tax provision	9,746	931

Net Income	$15,244	$10,161

Our fiscal year ends on the last Saturday in December. As a result, references in this quarterly report to fiscal year 2002 refer to the fiscal year ended December 28, 2002, and to fiscal year 2001 refer to the fiscal year ended December 29, 2001. References to the first quarter of fiscal year 2002 refer to the three months ended March 30, 2002 and references to the first quarter of fiscal year 2001 refer to the three months ended March 31, 2001.

Three months ended March 30, 2002 compared to three months ended March 31, 2001

Revenues

Revenues increased 30.3% to $203.5 million for the first quarter of fiscal year 2002 from $156.2 million for the first quarter of fiscal year 2001. This increase is primarily the result of larger multiple unit orders for HRSGs and a significant increase in the volume of auxiliary power equipment products sold. These increases in order size and volume were caused by the higher demand experienced overall in the gas turbine power generation equipment industry primarily during the first half of 2001. The development of gas turbine power plants also continued to increase substantially with new order growth during the first half of 2001. As the number and size of projects grew our bookings and backlog increased significantly with our backlog peaking at the end of our third quarter of 2001. We continued to work off some of this substantial backlog through the first quarter of fiscal year 2002.

The following table sets forth our segment revenues for the first quarter of fiscal year 2002 and the first quarter of fiscal year 2001 (dollars in thousands):

	Three Months Ended

	March 30,	March 31,	Percentage
	2002	2001	Change

Heat Recovery Equipment segment:
HRSGs	$87,908	$63,486	38.5%
Specialty boilers	32,214	29,391	9.6%

Total segment	$120,122	$92,877	29.3%

Auxiliary Power Equipment segment:
Exhaust systems	$20,339	$32,387	-37.2%
Inlet systems	41,689	15,614	167.0%
Other	21,377	15,292	39.8%

Total segment	$83,405	$63,293	31.8%

The Heat Recovery Equipment segment revenues increased 29.3% to $120.1 million for the first quarter of fiscal year 2002. Revenues for HRSGs increased 38.5% to $87.9 million. The volume of orders booked into backlog did not increase significantly, but rather the size of the orders increased which allowed us to recognize significantly higher revenues over the prior year. Revenues for specialty boilers increased by 9.6% to $32.2 million. This increase was due primarily to several larger, multiple unit orders, on which the Company was able to generate increased revenues.

The Auxiliary Power Equipment segment revenues increased 31.8% to $83.4 million for the first quarter of fiscal year 2002. Revenues for exhaust systems decreased by 37.2 % to $20.3 million. This decrease is primarily due to an increase in the number of combined cycle units being delivered during this time frame, which require less exhaust equipment and more HRSG equipment. Revenues for inlet systems increased by 167.0% to $41.7 million. The significant increase this quarter continues to reflect our expansion of our inlet fabrication in Mexico, which allowed us to become more competitively priced and dramatically improved our market share for these products. Revenues for other equipment increased by 39.8% to $21.4 million, driven by the continued increase in deliveries of new turbines. A total of $5.2 million or 84.7% of the increase was attributable to an increase in revenues from Consolidated Fabricators, Inc., which the Company acquired in October 2000. The Company’s focus on the retrofit market, as well as an increased volume of orders and our ability to handle increased orders through our use of subcontractors to manufacture products also contributed to this increase.

The demand for our products and services depends on the continued construction of gas turbine power generation plants. In the first quarter of fiscal year 2002, approximately 84% of our revenues were from sales of equipment and provision of services for gas turbine power plants. The power generation equipment industry has experienced cyclical periods of growth or decline. In periods of decreased demand for new gas turbine power plants, our customers may be more likely to decrease expenditures on the types of products and systems that we supply and, as a result, our sales may decrease. In addition, the gas turbine power industry depends on natural gas. A rise in the price or shortage of natural gas could reduce the profitability of gas turbine power plants, which could adversely affect our sales. Recently, certain issues including lack of financing related to power plant development in the United States have caused the market for our products to decline. While it is believed that the long-term need for power plants, around the world, is substantial, the current demand, in the United States, slowed considerably in the last quarter of 2001 and into the first quarter of 2002. Demand for new power plants, in the rest of the world, will continue to be a good supplemental market for our products.

The following table presents our revenues by geographic region (dollars in thousands):

		Three Months Ended

	March 30, 2002		March 31, 2001

		Percent		Percent
	Revenue	of Total	Revenue	of Total

North America	$180,220	88.5%	$146,786	94.1%
South America	3,864	1.9%	1,946	1.2%
Europe	9,480	4.7%	4,206	2.7%
Asia	3,394	1.7%	2,701	1.7%
Other	6,569	3.2%	531	0.3%

Total	$203,527	100.0%	$156,170	100.0%

Revenues in North America comprised 88.5% of our revenues for the first quarter of fiscal year 2002 and 94.1% for the first quarter of fiscal year 2001. Revenues in North America increased 22.7% to $180.2 million for the first quarter of fiscal year 2002, primarily as a result of significant increases in the volume of products sold. This volume increase was caused primarily by the increase in demand experienced overall in the U.S. gas turbine power generation equipment industry during 2001. This increase in industry demand reflected the continued increase in demand for electricity and the lack of sufficient power generation facilities in the United States.

Revenues in Europe increased by 125.4% to $9.5 million for the first quarter of fiscal year 2002. This demonstrates an increased proportion of our business beginning to shift outside of North America. Other revenues increased to $6.6 million for the first quarter of fiscal year 2002, with significant projects in the Middle East and Mexico contributing to this increase.

Gross Profit

Gross profit increased 39.0% to $36.7 million for the first quarter of fiscal year 2002 from $26.4 million for the first quarter of fiscal year 2001 primarily as a result of the increase in our revenues. Gross profit as a percentage of revenues increased to 18.0% in the first quarter of fiscal year 2002 from 16.9% in the first quarter of fiscal year 2001, reflecting the continued benefit of concentrating increased production in lower cost countries. As a result of these initiatives, in March, 2002, management approved and committed to a plan to cease operations of our facility in Fort Smith, Arkansas, effective April 30, 2002. The assets, which are included in our Auxiliary Power Equipment segment, will either be disposed of or transferred to our other facilities. An analysis of the carrying value of the facility and related equipment indicated that the assets are not impaired and, as such, the Company will continue to carry the assets at their book value. Additionally, in connection with the announcement of the plan to the employees, the Auxiliary Power Equipment segment recorded $875,000 of severance costs (included as a component of cost of goods sold), related to the elimination of approximately 100 employee positions at the Fort Smith plant, during the first quarter of 2002. As of March 30, 2002, approximately $335,000 of the severance costs have been paid with the remaining amount expected to be paid in the second quarter.

Selling and Administrative Expenses

Selling and administrative expenses increased 22.0% to $10.4 million for the first quarter of fiscal year 2002 from $8.5 million for the first quarter of fiscal year 2001. Of this increase, (1) $1.1 million resulted from the hiring of additional sales and administrative personnel in connection with the growth of our business, (2) $0.3 million of the increase resulted from insurance, professional, and other costs related to becoming a public company, and (3) additional incentive compensation costs reflecting the improved operating performance accounted for approximately $0.3 million of the increase. As a percentage of revenues, selling and administrative expenses decreased to 5.1% for the first quarter of fiscal year 2002 from 5.5% for the comparable period of fiscal year 2001 as a result of our revenues growing at a higher rate than the expenses. With the significant growth in revenues being driven by larger project size and not numbers of orders, we were able to reduce our selling and administrative expenses as a percentage of revenues.

Operating Income

Operating income increased to $26.3 million for the first quarter of fiscal year 2002 from $17.5 million in the first quarter of fiscal year 2001. The increase in revenues, and associated gross profit, together with the decrease in selling and administrative expenses as a percent of revenues, contributed to this increase in operating income.

Interest Expense

Interest expense decreased to $1.3 million for the first quarter of fiscal year 2002 from $6.4 million for the first quarter of fiscal year 2001. This decrease is due primarily to the 2001 retirement of debt in connection with our IPO while the first quarter of fiscal year 2001 is impacted by our 2000 recapitalization and the related senior loans and senior subordinated loans. Over $100 million of the additional debt related to our August 2000 recapitalization has been subsequently paid off with proceeds from the May 2001 initial public offering transaction and with funds provided from operations. Also, an approximate 6.5% reduction in our average effective interest rate, resulting from general market reductions and new credit facilities, contributed to the decrease.

Income Taxes

GEEG Holdings, L.L.C. and its primary operating subsidiaries were limited liability companies prior to the reorganization, and were treated as partnerships for income tax purposes. As a result, no income tax provision was made with respect to these entities for periods prior to May 18, 2001. However, because some of GEEG Holdings, L.L.C.’s subsidiaries are corporations, our historical consolidated financial statements reflect a small income tax provision.

As a result of the reorganization transaction, we became subject to corporate federal and state income taxes. Also, as a result of the change in our tax status in connection with the reorganization, we recorded an income tax benefit and related deferred tax asset of $88.0 million, which primarily represents the excess tax basis over book basis related to the August 2000 recapitalization. The amortization of the deferred tax benefit related to the August 2000 recapitalization will allow us to reduce cash paid for future taxes by approximately $5.6 million annually, but will not reduce future income tax expense. For informational purposes, our consolidated statements of income for the period ended March 31, 2001 include pro forma income on an after-tax basis assuming we had been taxed as a corporation. We did not have any net operating loss carryforwards at March 30, 2002. The Company is currently reflecting a 39.0% effective tax rate in the tax provision.

Backlog

Backlog decreased to approximately $487.5 million at March 30, 2002, compared to $633.6 million at March 31, 2001. We believe that up to approximately $450 million or 93% of our backlog at March 30, 2002 will be recognized as a portion of our revenues during the next 12 months. Our backlog consists of firm orders from our customers for projects in progress. Backlog does not include preliminary or speculative projects. Bookings of projects can only be reflected in the backlog when the customers have made a firm commitment. Backlog may vary significantly from quarter to quarter due to the timing of that commitment.

Liquidity and Capital Resources

Our primary sources of cash are net cash flow from operations and borrowings under the amended and restated senior credit facility. Our primary uses of this cash are principal and interest payments on indebtedness, capital expenditures and general corporate purposes.

Operating Activities

Net cash used in operations increased to $8.3 million for the first quarter of fiscal year 2002 from $1.3 million for the first quarter of fiscal year 2001. The decrease in net operating cash flow is due to an increase in working capital primarily caused by fluctuations in the timing of billings to customers. Large progress billings to customers for two large Heat Recovery projects during the first quarter contributed $44 million to this increase in working capital. These projects comprised a significant portion of the fabrication schedule for the third and fourth quarters of 2001, and were part of an advantageous multiple unit arrangement with progress billings less favorable than our normal terms. Planned fluctuations in our cash requirements for projects such as these will occur from time to time. Our $75 million revolving credit facility is available to accommodate these fluctuations.

Investing Activities

Net cash used for investing activities decreased to $0.8 million for the first quarter of fiscal year 2002 from $7.2 million for the first quarter of fiscal year 2001. In the first quarter of fiscal year 2001 the cash was primarily used for the January 2001 acquisition of a manufacturing facility in Mexico.

Financing Activities

Net cash provided by financing activities was $11.9 million in the first quarter of fiscal year 2002 and net cash used for financing activities was $9.9 million in the first quarter of fiscal year 2001. Activity in 2002 consists of an increase to our revolving credit facility of $19.1 million partially offset by payments on our term debt of $7.2 million. Long-term debt payments of $8.8 million and member tax distributions of $1.1 million when the Company was an LLC occurred in the first quarter of 2001.

In 2001, the Company used a portion of the net proceeds of the IPO to (i) repay approximately $86.3 million of its outstanding indebtedness under the senior credit facility, including accrued and unpaid interest of $0.9 million, (ii) repay $27.5 million of its senior subordinated loan, plus accrued and unpaid interest, and (iii) pay related prepayment premiums, fees and expenses that amounted to an $8.4 million after-tax extraordinary loss. The Company extinguished the remaining borrowings under the senior credit facility outstanding after the application of the net proceeds of the IPO by using the proceeds of new loans under an amended and restated senior credit facility described below.

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

At March 30, 2002, the Company had $84.3 million outstanding under the term loan and $27.6 million outstanding under the revolver. Letters of credit totaling $36.5 million were issued and outstanding at March 30, 2002. Currently, there are no amounts drawn upon these letters of credit.

At the Company’s option, amounts borrowed under the amended and restated senior credit facility will bear interest at either the Eurodollar rate or an alternate base rate, plus, in each case, an applicable margin. The applicable margin will range from 1.0% to 2.25% in the case of a Eurodollar based loan and from 0% to 1.25% in the case of a base rate loan, in each case, based on a leverage ratio. At March 30, 2002 the term debt of $84.3 million bore interest at an average rate of approximately 3.7% while the revolver’s average interest rate was 5.0%.

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

At March 30, 2002, the Company had available cash on hand of approximately $5.3 million and approximately $10.9 million of available capacity under its revolving credit facility. As a result of extended payment terms specified in a purchase agreement with a customer in exchange for a multi-unit order, the Company’s accounts receivable rose to approximately 65 days sales outstanding during the first quarter. The effect of these extended payment terms was short-lived as the funds were collected in May, 2002. The proceeds were applied against the Company’s revolver thus eliminating those borrowings prior to this filing. The Company may utilize borrowings under the revolving credit facility to supplement its cash requirements from time to time. The Company anticipates that it will generate sufficient cash flows from operations to satisfy its cash commitments and capital requirements for fiscal year 2002. The Company estimates that capital expenditures in fiscal year 2002 will be approximately less than half of the total capital expenditures made in 2001. The amount of cash flows generated from operations is subject to a number of risks and uncertainties, including the continued construction of gas turbine power generation plants as well as other risks described under “Item 1. Business- Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 29, 2001, filed with the Securities and Exchange Commission. In fiscal 2002, the Company may actively seek and consider acquisitions of or investments in complementary businesses, products or services. The consummation of any acquisitions could affect the Company’s liquidity profile and level of outstanding debt and equity securities. In the event the Company desires to engage in any of these activities, there is no assurance that financing will be available in amounts or terms that are acceptable.

Critical Accounting Policies

The following discussion of accounting policies is intended to supplement the Summary of Significant Accounting Policies presented as Note 2 to the consolidated financial statements, included in “Item 8. Financial Statements and Supplementary Data” of the Company’s Form 10-K for the fiscal year ended December 29, 2001, filed with the U.S. Securities and Exchange Commission. These policies were selected because a fluctuation in actual results versus expected results could materially affect our operating results and because the policies require significant judgments and estimates to be made each quarter. Our accounting related to these policies is initially based on our best estimates at the time of original entry in our accounting records. Adjustments are periodically recorded when our actual experience differs from the expected experience underlying the estimates. These adjustments could be material if our experience were to change significantly in a short period of time. We regularly, on a monthly basis, compare our actual experience and expected experience in order to further mitigate the likelihood of material adjustments.

Revenue Recognition- GPEG currently has two segments: Heat Recovery Equipment and Auxiliary Power Equipment. Revenues and cost of sales for our Heat Recovery Equipment segment are recognized on the percentage-of-completion method based on the percentage of actual hours incurred to date in relation to total estimated hours for each contract. Our estimate of the total hours to be incurred at any particular time has a significant impact on the revenue recognized for the respective period. The percentage-of-completion method is only allowed under certain circumstances in which the revenue process is long-term in nature (often in excess of one year), the products sold are highly customized and a process is in place whereby revenues, costs and margins can be accurately estimated. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income, and the effects of such revisions are recognized in the period that the revisions are determined. Under percentage-of-completion accounting, management must also make key judgments in areas such as percent complete, estimates of project costs and margin, estimates of total and remaining project hours and liquidated damages assessments. A one percent fluctuation of our estimate of percent complete could increase or decrease revenues by approximately $1.2 million based on 2002 first quarter revenues.

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

Goodwill and Impairment of Long-Lived Assets- We perform impairment analyses on our recorded goodwill and long-lived assets whenever events and circumstances indicate that they may be impaired. During 2001, we did not record any impairment provisions. We also believe that no impairment will exist due to the adoption of SFAS 141 and 142.

Related Parties

Affiliates of Harvest Partners, Inc. are our largest stockholders. In addition, two of the directors that serve on our board are representatives of Harvest Partners. During the first quarter of fiscal 2002 and the first quarter of fiscal 2001, we incurred consulting expenses from them in the amounts of $ $0.3 million and $0.2 million, respectively. We are contractually committed to annual payments of management fees of $1.2 million per year through 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks. Market risk is the potential loss arising from adverse changes in market prices and interest and foreign currency rates. We do not enter into derivative or other financial instruments for speculative purposes. Our market risk could arise from changes in interest rates and foreign currency exchange.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates. Assuming our current level of borrowings, a 100 basis point increase in interest rates under these borrowings would have increased our interest expense for 2002 by approximately $1.2 million. During 2001, we managed our exposure to interest rate fluctuations on our variable rate debt through the use of an interest rate collar agreement with a notional amount of $77.1 million until July 2001, when the collar agreement was terminated. With the rapid decreases in interest rates through the first seven months of 2001, the obligation under the collar increased to approximately $1.9 million. In July of 2001, we decided to terminate the collar agreement, rather than incur further costs related to reductions in interest rates going forward. As a result, the interest expense for the second and third quarters of 2001 included $1.4 million and $0.5 million, respectively, to reflect the mark to market of the collar.

Foreign Currency Exchange Risk

Portions of our operations are located in foreign jurisdictions including Europe and Mexico. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. In addition, sales of products and services are affected by the value of the U.S. dollar relative to other currencies. Periodically we manage our foreign currency exposure through the use of foreign currency option contracts. No such contracts were in place at March 30, 2002.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations”, which amends SFAS 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies”. SFAS 143 addresses financial accounting and reporting for obligations and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe that SFAS 143 will have a material impact on its consolidated financial statements.

In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and the accounting and reporting provisions of APB Opinion 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that APB Opinion). SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121. SFAS 144 also resolves several significant implementation issues related to SFAS 121, such as eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment and establishing criteria to define whether a long-lived asset is held for sale. The Company adopted SFAS 144 effective December 30, 2001, the beginning of the Company’s fiscal year 2002. The impact of adopting SFAS 144 was not material.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

None.

(b)	Reports on Form 8-K

Form 8-K dated February 25, 2002 filed to report earnings for the year ended December 29, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Power Equipment Group Inc.

DATED:	May 14, 2002	BY /s/ Michael H. Hackner

Michael H. Hackner
Chief Financial Officer and Vice President of Finance
(Principal Financial Officer)