Form 10-Q
period 2002-06-29
GLOBAL POWER EQUIPMENT GROUP INC/
filed 2002-08-13
CIK 1136294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

The number of shares of the Registrant’s common stock, $.01 par value, outstanding at August 6, 2002 was 43,953,340.

GLOBAL POWER EQUIPMENT GROUP INC.

FORM 10-Q
June 29, 2002

INDEX

			Page

Part I.	Financial Information

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets at June 29, 2002 and December 29, 2001	1

		Condensed Consolidated Statements of Income for the Three Months and Six Months Ended June 29, 2002 and June 30, 2001	2

		Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 29, 2002 and June 30, 2001	3

		Notes to Condensed Consolidated Financial Statements	4

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Part II.	Other Information

	Item 4.	Submission of Matters to a Vote of Security Holders	27

	Item 6.	Exhibits and Reports on Form 8-K	27

Signature			28

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS
GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	June 29,	December 29,
	2002	2001

	(Unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$18,383	$2,435

Accounts receivable, net of allowance of $1,667 and $2,385	87,844	123,182

Inventories	7,003	5,973

Costs and estimated earnings in excess of billings	113,922	131,355

Deferred tax assets	23,130	19,068

Other current assets	1,105	1,920

Total current assets	251,387	283,933

Property, plant and equipment, net	27,309	27,810

Deferred tax assets	68,895	71,454

Goodwill, net	42,256	42,256

Other assets	5,378	5,178

Total assets	$395,225	$430,631

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Current maturities of long-term debt	$8,377	$15,505

Accounts payable	35,826	56,005

Accrued compensation and employee benefits	8,099	11,838

Accrued warranty	18,722	16,489

Billings in excess of costs and estimated earnings	136,403	145,522

Other current liabilities	13,299	17,968

Total current liabilities	220,726	263,327

Long-term debt, net of current maturities	66,545	90,124

Commitments and contingencies

Stockholders’ equity

Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—

Common stock, $0.01 par value, 100,000,000 shares authorized, 43,953,340 shares issued and outstanding	440	440

Paid-in capital deficit	(28,329)	(28,329)

Accumulated comprehensive income (loss)	832	(80)

Retained earnings	135,011	105,149

Total stockholders’ equity	107,954	77,180

Total liabilities and stockholders’ equity	$395,225	$430,631

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Revenues	$162,916	$171,435	$366,443	$327,605

Cost of sales	127,026	140,428	293,825	270,184

Gross profit	35,890	31,007	72,618	57,421

Selling and administrative expenses	10,778	10,390	21,189	18,923

Amortization expense	43	450	87	847

Operating income	25,069	20,167	51,342	37,651

Interest expense	1,105	5,991	2,388	12,383

Income before income taxes and extraordinary loss	23,964	14,176	48,954	25,268

Income tax provision	9,346	3,124	19,092	4,055

Income tax benefit from tax status change	—	(88,000)	—	(88,000)

Income before extraordinary loss	14,618	99,052	29,862	109,213

Extraordinary loss on debt extinguishment, net of tax	—	18,060	—	18,060

Net income	14,618	80,992	29,862	91,153

Preferred dividend	—	907	—	2,947

Net income available to common stockholders	$14,618	$80,085	$29,862	$88,206

Earnings per weighted average common share:

Basic:

Income before extraordinary loss	$0.33	$2.62	$0.68	$3.08

Extraordinary loss	—	(0.48)	—	(0.52)

Net income available to common stockholders	$0.33	$2.14	$0.68	$2.56

Diluted:

Income before extraordinary loss	$0.32	$2.50	$0.65	$2.93

Extraordinary loss	—	(0.46)	—	(0.50)

Net income available to common stockholders	$0.32	$2.04	$0.65	$2.43

Unaudited pro forma amounts to reflect pro forma income taxes and adjustment of tax benefit from tax status change (a):

Income before income taxes and extraordinary loss	$23,964	$14,176	$48,954	$25,268

Income tax provision	9,346	5,529	19,092	9,855

Income before income tax benefit from tax status change and extraordinary loss	$14,618	$8,647	$29,862	$15,413

Income per common share before extraordinary loss:

Basic income per common share	$0.33	$0.23	$0.68	$0.45

Diluted income per common share	$0.32	$0.22	$0.65	$0.43

(a)	See discussion on change in tax entity in Note 5.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended

	June 29,	June 30,
	2002	2001

Operating activities:

Net income	$29,862	$91,153

Adjustments to reconcile net income to net cash provided by operating activities-

Extraordinary loss	—	18,060

Income tax benefit from tax status change	—	(88,000)

Depreciation and amortization	2,096	3,947

Deferred income taxes	(1,503)	(419)

Changes in operating items (Note 14)	17,415	(24,376)

Net cash provided by operating activities	47,870	365

Investing activities:

Purchases of property, plant and equipment, net of dispositions	(1,215)	(8,539)

Financing activities:

Proceeds from revolving credit facility	107,400	78,700

Payments on revolving credit facility	(115,950)	(62,285)

Proceeds from issuance of long-term debt	—	95,031

Payments on long-term debt	(22,157)	(236,543)

Net proceeds from stock issuance	—	131,243

Preferred dividends	—	(6,334)

Member tax distribution	—	(11,017)

Other assets	—	(1,309)

Net cash used in financing activities	(30,707)	(12,514)

Net increase (decrease) in cash and cash equivalents	15,948	(20,688)

Cash and cash equivalents, beginning of period	2,435	26,308

Cash and cash equivalents, end of period	$18,383	$5,620

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

3.  PUBLIC OFFERING OF COMMON STOCK

On May 18, 2001, the Company sold 7,350,000 shares of common stock, $.01 par value, in an underwritten initial public offering (IPO) at a price of $20.00 per share, less underwriting discounts and commissions. The underwriters also exercised an option to purchase an additional 1,102,500 shares of common stock from existing shareholders to cover over-allotments. The net proceeds of the offering to the Company totaled approximately $131.2 million. The net proceeds were used (1) to repay a portion of the senior term loans and a portion of the senior subordinated loan and to pay related prepayment premiums, (2) to pay a distribution in an aggregate amount equal to the accrued and unpaid dividends on the preferred units of GEEG Holdings, LLC, and (3) for general corporate purposes.

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

4.  GOODWILL

The Company adopted Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets”, effective December 30, 2001, the beginning of our 2002 fiscal year. Under SFAS 142, goodwill is no longer amortized but reviewed annually, or more frequently if certain indicators arise. The Company has completed its transitional impairment testing and no material changes to the carrying value of goodwill and other intangible assets were made as a result of the adoption of SFAS 142. Had the Company been accounting for its goodwill under SFAS 142 for all periods presented, the Company’s net income and income per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Reported net income	$14,618	$80,992	$29,862	$91,153

Add back goodwill amortization	—	380	—	757

Adjusted net income	$14,618	$81,372	$29,862	$91,910

Basic earnings per common share:

Reported	$0.33	$2.14	$0.68	$2.56

Goodwill amortization per basic share	—	0.01	—	0.02

Adjusted basic earnings per share	$0.33	$2.15	$0.68	$2.58

Diluted earnings per common share:

Reported	$0.32	$2.04	$0.65	$2.43

Goodwill amortization per diluted share	—	0.01	—	0.02

Adjusted diluted earnings per share	$0.32	$2.05	$0.65	$2.45

Prior to the May 2001 IPO, the Company was organized as a limited liability company (LLC) and as such did not record income taxes with the exception of certain subsidiaries that were responsible for federal, state and foreign taxes.

Earnings per share is calculated by dividing net income after adjusting for preferred dividends by the weighted-average number of common shares outstanding during the period. Preferred dividends were $0.9 and $2.9 million for the three months and six months ended June 30, 2001. There were no preferred dividends for the three months and six months ended June 29, 2002.

The changes in the carrying amount of goodwill for the year ended December 29, 2001 and the quarter ended June 29, 2002 by operating segment are as follows (in thousands):

	Heat	Auxiliary
	Recovery	Power
	Equipment	Equipment	Total

Balance as of December 30, 2000	$26,185	$16,791	$42,976

Goodwill from business acquisition	—	802	802

Amortization	(955)	(567)	(1,522)

Balance as of December 29, 2001	$25,230	$17,026	$42,256

Balance as of June 29, 2002	$25,230	$17,026	$42,256

5.  INCOME TAXES

Prior to the Company’s IPO, the Company and its primary operating subsidiaries were limited liability companies (LLCs) treated as partnerships for federal income tax purposes. Due to the Company’s change in tax status at the IPO date from an LLC to a taxable entity, the Company was required to record all deferred tax assets and liabilities which were previously the responsibility of the LLC members. As a result, the Company recorded a net deferred tax asset on the date of the reorganization of approximately $88.0 million and recorded a corresponding $88.0 million income tax benefit. The Company’s effective tax rate is different from its statutory rate for the three month and six month periods ended June 30, 2001 due to the Company being a non-taxable LLC entity for a portion of that time.

The unaudited pro forma tax provision shown on the condensed consolidated statements of income is presented assuming the Company had been a C-Corporation during the entire three month and six month periods ended June 30, 2001 using an effective rate of 39 percent.

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

The Company’s amended and restated senior credit facility matures in May 2005. At the Company’s option, borrowings under the amended and restated senior credit facility will bear interest at either the Eurodollar rate or an alternate base rate, plus, in each case, an applicable margin. The applicable margin will range from 1.0% to 2.25% in the case of a Eurodollar based loan and from 0% to 1.25% in the case of a base rate loan, in each case, based on a leverage ratio. The amended and restated senior credit facility is guaranteed by all of the Company’s domestic subsidiaries, and is secured by a lien on all of the Company’s assets. The amended and restated senior credit facility contains various restrictions and covenants, which among others, include maximum leverage and capital expenditures levels and minimum interest and fixed charge coverage ratios. Restrictions are also in place related to additional borrowings, payment of dividends, sales of assets and mergers and acquisitions. As of June 29, 2002, the Company was in compliance with all such restrictions and covenants.

7.  INVENTORIES

Inventories consist of raw materials and are stated at the lower of first-in, first-out cost or market.

8.  RESTRUCTURING CHARGE

In March 2002, management, in efforts to increase efficiencies in its manufacturing costs, approved and committed to a plan to cease operations of our facility in Fort Smith, Arkansas, effective April 30, 2002. The assets, which are included in our Auxiliary Power Equipment segment, will either be disposed of or transferred to our other facilities. An analysis of the carrying value of the facility and related equipment indicated that the assets are not impaired and, as such, the Company will continue to carry the assets at their book value. Additionally, in connection with the announcement of the plan to the employees, the Auxiliary Power Equipment segment recorded $875,000 of severance costs (included as a component of cost of goods sold), related to the elimination of approximately 100 employee positions at the Fort Smith plant, during the first quarter of 2002. As of June 29, 2002, substantially all of the severance costs have been paid.

9.  EARNINGS PER SHARE

All share and per share amounts have been restated to give effect to the conversion of common units to common shares using the applicable conversion ratio. See Note 3 to these condensed consolidated financial statements. Basic and diluted earnings per common share are calculated as follows (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Basic earnings per common share:

Numerator:

Income before extraordinary loss	$14,618	$99,052	$29,862	$109,213

Preferred stock dividend	—	(907)	—	(2,947)

Income available to common stockholders	14,618	98,145	29,862	106,266

Extraordinary loss	—	(18,060)	—	(18,060)

Net income available to common stockholders	$14,618	$80,085	$29,862	$88,206

Denominator:

Weighted average shares outstanding	43,953,340	37,480,480	43,953,340	34,503,131

Basic earnings per common share:

Income before extraordinary loss	$0.33	$2.62	$0.68	$3.08

Extraordinary loss	—	(0.48)	—	(0.52)

Net income available to common stockholders	$0.33	$2.14	$0.68	$2.56

Diluted earnings per common share:

Numerator:

Income before extraordinary loss	$14,618	$99,052	$29,862	$109,213

Preferred stock dividend	—	(907)	—	(2,947)

Income available to common stockholders	14,618	98,145	29,862	106,266

Extraordinary loss	—	(18,060)	—	(18,060)

Net income available to common stockholders	$14,618	$80,085	$29,862	$88,206

Denominator:

Weighted average shares outstanding	43,953,340	37,480,480	43,953,340	34,503,131

Dilutive effect of options to purchase common stock	1,686,109	1,739,153	1,688,884	1,715,898

Weighted average shares outstanding assuming dilution	45,639,449	39,219,633	45,642,224	36,219,029

Diluted earnings per common share:

Income before extraordinary loss	$0.32	$2.50	$0.65	$2.93

Extraordinary loss	—	(0.46)	—	(0.50)

Net income available to common stockholders	$0.32	$2.04	$0.65	$2.43

10.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” effective December 31, 2000. This standard establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or a liability measured at fair value. SFAS 133 requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to be deferred in other comprehensive income until the transaction occurs (“cash flow hedge”) or to offset related results on the hedged item in the income statement (“fair value hedge”). Hedge accounting requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. The impact of adopting SFAS 133 was not material.

As of and during the six months ended June 29,2002, the Company does not maintain any derivative financial instruments. Prior to the third quarter of 2001, derivative financial instruments were used by the Company in the management of its foreign currency exchange and interest rate exposures. Amounts to be paid or received under agreements were accrued and recognized over the life of the agreements. The Company was exposed to credit risk in the event of nonperformance by the other parties to the agreements. However, the Company did not experience any nonperformance by its counterparties.

Notional amounts outstanding under foreign currency option agreements at June 30, 2001, were $600,000. The fair values of the option agreements were not significant as of June 30, 2001.

On December 29, 2000, the Company entered into a zero-cost interest rate collar whereby it held an 8% interest rate cap and had written a 5.36% interest rate floor. The Company designated the interest rate collar as a hedge of the variability of a portion of its floating-rate interest payments attributable to changes in market interest rates. As such, the Company used the interest rate collar to place both a minimum and maximum limit on the total interest payments the Company was obligated to pay on approximately $77.1 million of its floating rate debt under its former debt agreements. The change in the fair value from December 30, 2000 to June 30, 2001 was not significant. Therefore, no gain or loss was deferred in accumulated other comprehensive income for the respective quarter. In conjunction with the Company’s IPO and extinguishment of debt, the interest rate collar no longer qualified as a hedge under SFAS 133 and the Company recognized, through a charge to interest expense, approximately $1.4 million for the fair value of the interest rate collar at June 30, 2001. The interest rate collar agreement was cancelled on July 20, 2001 with a remaining residual amount of approximately $0.5 million charged to interest expense in the third quarter of fiscal 2001.

11.  LITIGATION

The Company is involved in legal actions which arise in the ordinary course of its business. Although the outcomes of any such legal actions cannot be predicted, in the opinion of management, the resolution of any currently pending or threatened actions will not have a material adverse effect upon the consolidated financial position or results of operations of the Company.

12.  SEGMENT INFORMATION

The “management approach” called for by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131) has been used by GPEG management to present the segment information which follows. GPEG considered the way its management team organizes its operations for making operating decisions and assessing performance and considered which components of its enterprise have discrete financial information available. Management makes decisions using a product group focus and its analysis resulted in two operating segments, Heat Recovery Equipment and Auxiliary Power Equipment. The Company evaluates performance based on net income or loss not including certain items as noted below. Intersegment revenues were not significant. Corporate assets consist primarily of cash, debt issuance costs and deferred tax assets. Interest income has not been allocated as cash management activities are handled at a corporate level. During the period ended June 29, 2002, there have been no changes in the Company’s basis for segmentation or the measurement of segment income.

The following table presents information about segment income and assets (in thousands):

	Heat Recovery Equipment		Auxiliary Power Equipment

	Three Months Ended		Three Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Revenues	$86,400	$108,361	$76,516	$63,074

Interest expense	414	1,993	746	3,888

Depreciation and amortization	340	602	538	711

Income tax provision	3,802	1,379	5,670	1,961

Segment income	5,947	7,591	8,869	4,333

Assets	171,772	165,852	134,913	128,059

Capital expenditures	182	234	229	1,158

	Six Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Revenues	$206,522	$201,238	$159,921	$126,367

Interest expense	947	4,652	1,497	7,613

Depreciation and amortization	635	1,141	1,100	1,246

Income tax provision	8,946	1,409	10,408	2,862

Segment income	13,992	14,683	16,280	7,580

Assets	171,772	165,852	134,913	128,059

Capital expenditures	273	402	926	8,137

The following tables present information which reconciles segment information to consolidated totals (in thousands):

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Income before extraordinary loss:

Total segment income	$14,816	$11,924	$30,272	$22,263

Tax benefit from tax status change	—	88,000	—	88,000

Unallocated interest income	55	13	56	153

Other	(253)	(885)	(466)	(1,203)

Consolidated income before extraordinary loss	$14,618	$99,052	$29,862	$109,213

	June 29,	December 29,
	2002	2001

Assets:

Total segment assets	$306,685	$354,121

Corporate cash and cash equivalents	14,307	707

Other unallocated amounts, principally deferred tax assets	74,233	75,803

Consolidated total assets	$395,225	$430,631

The following table represents revenues by product group (in thousands):

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Heat Recovery Equipment segment:

HRSGs	$65,255	$83,882	$153,163	$147,368

Specialty boilers	21,145	24,479	53,359	53,870

	86,400	108,361	206,522	201,238

Auxiliary Power Equipment segment:

Exhaust systems	19,055	24,874	39,394	57,261

Inlet systems	38,084	16,321	79,773	31,935

Other	19,377	21,879	40,754	37,171

	76,516	63,074	159,921	126,367

Total	$162,916	$171,435	$366,443	$327,605

The following table presents revenues by geographic region (in thousands):

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

North America	$148,276	$156,254	$328,496	$303,040

South America	236	6,250	4,100	8,196

Europe	3,158	2,909	12,638	7,115

Asia	9,141	2,067	12,535	4,768

Other	2,105	3,955	8,674	4,486

Total	$162,916	$171,435	$366,443	$327,605

13.  MAJOR CUSTOMERS

The Company has certain customers that represent more than 10 percent of consolidated revenues. The revenue for these customers, as well as corresponding accounts receivable, as a percentage of the consolidated accounts receivable balance, at and for the three months and six months ended June 29, 2002 and June 30, 2001 are as follows:

	Revenues

	Three Months Ended		Accounts Receivable

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Customer A	36%	24%	16%	20%

Customer B	1%	15%	19%	24%

Customer C	21%	12%	0%	0%

	Six Months Ended

	June 29,	June 30,
	2002	2001

Customer A	35%	22%

Customer B	5%	14%

Customer C	18%	10%

14.  SUPPLEMENTAL CASH FLOW INFORMATION

Changes in current operating items were as follows (in thousands):

	Six Months Ended

	June 29,	June 30,
	2002	2001

Accounts receivable	$35,338	$(50,389)

Inventories	(1,030)	(1,802)

Costs and estimated earnings in excess of billings	17,433	1,710

Accounts payable	(20,179)	(6,499)

Accrued expenses and other	(5,028)	751

Billings in excess of costs and estimated earnings	(9,119)	31,853

	$17,415	$(24,376)

Supplemental cash flow disclosures are as follows (in thousands):

	Six Months Ended

	June 29,	June 30,
	2002	2001

Cash paid during the period for:

Interest	$1,542	$15,145

Income taxes	22,971	1,454

15.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations”. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe that SFAS 143 will have a material impact on its consolidated financial statements.

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

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 addresses significant issues regarding the recognition measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is evaluating the impact of the adoption of this standard. The expected impact is not considered to be material.

16.  COMPREHENSIVE INCOME

The table below presents comprehensive income for all applicable periods (in thousands):

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Net income	$14,618	$80,992	$29,862	$91,153

Foreign currency translation adjustments	805	(132)	912	(84)

Comprehensive income	$15,423	$80,860	$30,774	$91,069

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

During the first quarter of fiscal year 2002, we informed the workforce at our Ft. Smith, Arkansas plant that we would close that facility permanently effective April 30, 2002. The decision was based entirely on the cost structure of that facility and we had already secured replacement capacity to offset that closure in other lower-cost locations around the globe. Additionally, the Auxiliary Power Equipment segment recorded $875,000 of severance costs related to the elimination of approximately 100 employee positions at the Fort Smith plant during the first quarter of 2002. We have also scaled back operations at other U.S.-based plants where possible. We have not taken nor do we expect to take any material charges related to those locations..

On May 18, 2001, the Company completed a reorganization, as a result of which Global Power Equipment Group Inc. (“GPEG” or the “Company”) became the successor to GEEG Holdings, L.L.C. On May 23, 2001, the Company completed its IPO of 7,350,000 shares of its common stock. The beneficial ownership of the Company’s common stock immediately after completion of the reorganization transaction, but prior to the closing of the IPO, was identical to the beneficial ownership of the common and preferred units of GEEG Holdings, L.L.C. immediately before the reorganization transaction. As part of the reorganization transaction, the following occurred:

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

Results of Operations

The table below represents the operating results of the Company for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Revenues	$162,916	$171,435	$366,443	$327,605

Cost of sales	127,026	140,428	293,825	270,184

Gross profit	35,890	31,007	72,618	57,421

Selling and administrative expenses	10,778	10,390	21,189	18,923

Amortization expense	43	450	87	847

Operating income	25,069	20,167	51,342	37,651

Interest expense	1,105	5,991	2,388	12,383

Income before income taxes and extraordinary loss	23,964	14,176	48,954	25,268

Income tax provision	9,346	3,124	19,092	4,055

Income tax benefit from tax status change	—	(88,000)	—	(88,000)

Income before extraordinary loss	$14,618	$99,052	$29,862	$109,213

Our fiscal year ends on the last Saturday in December. As a result, references in this quarterly report to fiscal year 2002 refer to the fiscal year ended December 28, 2002, and to fiscal year 2001 refer to the fiscal year ended December 29, 2001. References to the second quarter of fiscal year 2002 refer to the three months ended June 29, 2002 and references to the second quarter of fiscal year 2001 refer to the three months ended June 30, 2001.

Three months ended June 29, 2002 compared to three months ended June 30, 2001

Revenues

Revenues decreased 5.0% to $162.9 million for the second quarter of fiscal year 2002 from $171.4 million for the second quarter of fiscal year 2001. This decrease is primarily the result of lower revenue recognition, in the current quarter, due to a softening of new orders for HRSGs over the past twelve months versus the first half of 2001. Overall, demand in the gas turbine power generation equipment industry softened during the latter half of 2001 and that trend has continued into 2002. The development of gas turbine power plants has slowed considerably from the first half of 2001. We continue to work off our substantial backlog accumulated in 2001 through the second quarter of fiscal year 2002.

The following table sets forth our segment revenues for the second quarter of fiscal years 2002 and 2001 (dollars in thousands):

	Three Months Ended

	June 29,	June 30,	Percentage
	2002	2001	Change

Heat Recovery Equipment segment:

HRSGs	$65,255	$83,882	-22.2%

Specialty boilers	21,145	24,479	-13.6%

Total segment	$86,400	$108,361	-20.3%

Auxiliary Power Equipment segment:

Exhaust systems	$19,055	$24,874	-23.4%

Inlet systems	38,084	16,321	133.3%

Other	19,377	21,879	-11.4%

Total segment	$76,516	$63,074	21.3%

The Heat Recovery Equipment segment revenues decreased 20.3% to $86.4 million for the second quarter of fiscal year 2002. Revenues for HRSGs decreased 22.2% to $65.3 million. The volume and size of orders booked into backlog decreased during the latter half of 2001, which results in lower recognition of revenues in the following periods. Revenues for specialty boilers decreased by 13.6% to $21.1 million. This decrease was due primarily to a lower level of orders booked during the last half of 2001.

The Auxiliary Power Equipment segment revenues increased 21.3% to $76.5 million for the second quarter of fiscal year 2002. Revenues for exhaust systems decreased by 23.4 % to $19.1 million. This decline is primarily the result of more plants being constructed as combined-cycle units which require less exhaust equipment and more HRSG equipment. Revenues for inlet systems increased by 133.3% to $38.1 million. The significant increase this quarter continues to reflect our expansion of our inlet fabrication in Mexico, which allowed us to become more competitive and dramatically improved our market share for these products. Revenues for other equipment decreased by 11.4% to $19.4 million. This decrease is due to a leveling off of the volume of orders in the retrofit equipment portion of this category.

The demand for our products and services depends, to a significant degree, on the continued construction of gas turbine power generation plants. In the second quarter of fiscal year 2002, approximately 87% of our revenues were from sales of equipment and provision of services for gas turbine power plants. The power generation equipment industry has experienced cyclical periods of growth or decline. In periods of decreased demand for new gas turbine power plants or difficulty in raising capital to finance new power plants, our customers may be more likely to decrease expenditures on the types of products and systems that we supply and, as a result, our sales may decrease. In addition, the gas turbine power industry depends on natural gas. A rise in the price or shortage of natural gas could reduce the profitability of gas turbine power plants, which could adversely affect our sales. Recently, liquidity concerns in the merchant power production sector has reduced the availability of financing for power plant development in the United States and has caused the market for our products to decline. While it is believed that the long-term need for power plants on a world-wide basis is substantial, lower demand in the United States at the end of 2001 and into the second quarter of 2002, has negatively impacted our bookings and revenue. Demand for new power plants outside of the United States will continue to be a good market for our products.

The following table presents our revenues by geographic region (dollars in thousands):

	Three Months Ended

	June 29, 2002		June 30, 2001

		Percent		Percent
	Revenue	of Total	Revenue	of Total

North America	$148,276	91.1%	$156,254	91.2%

South America	236	0.1%	6,250	3.6%

Europe	3,158	1.9%	2,909	1.7%

Asia	9,141	5.6%	2,067	1.2%

Other	2,105	1.3%	3,955	2.3%

Total	$162,916	100.0%	$171,435	100.0%

Revenues in North America comprised 91.1% of our revenues for the second quarter of fiscal year 2002 and 91.2% for the second quarter of fiscal year 2001. Revenues in North America decreased 5.1% to $148.3 million for the second quarter of fiscal year 2002, primarily as a result of a softening in the volume of products sold. This volume decrease was caused primarily by the decrease in demand experienced overall in the U.S. gas turbine power generation equipment industry during the latter half of 2001 and continuing into 2002. This decrease in demand, for our products, reflects the various issues such as credit worthiness and quality of accounting information surrounding some of the companies in the power plant development industry. While it is believed that the long-term need for power plants on a world-wide basis is substantial, the current demand, in the United States, has slowed considerably.

Revenues in Asia increased by 342.2% to $9.1 million for the second quarter of fiscal year 2002. The Company believes Asia will account for an increasingly larger proportion of the Company’s revenues over the next several years that will partially offset the expected decline in U.S. sales.

Gross Profit

Gross profit increased 15.7% to $35.9 million for the second quarter of fiscal year 2002 from $31.0 million for the second quarter of fiscal year 2001 and gross profit as a percentage of revenues increased to 22.0% in the second quarter of fiscal year 2002 from 18.1% in the second quarter of fiscal year 2001, primarily due to the continued benefit of concentrating increased production in lower cost countries as well as contract pricing terms with a major customer that will not be present subsequent to the second quarter.

Selling and Administrative Expenses

Selling and administrative expenses increased 3.7% to $10.8 million for the second quarter of fiscal year 2002 from $10.4 million for the second quarter of fiscal year 2001. Of this increase, additional incentive compensation costs reflecting the improved operating performance, year to date, accounted for the major portion of the increase. As a percentage of revenues, selling and administrative expenses increased to 6.6% for the second quarter of fiscal year 2002 from 6.1% for the comparable period of fiscal year 2001 as a result of our revenues decreasing slightly.

Operating Income

Operating income increased to $25.1 million for the second quarter of fiscal year 2002 from $20.2 million in the second quarter of fiscal year 2001. The increase in gross profit resulting from product cost reductions, in addition to the small effect of the decrease in amortization expense due to the adoption of SFAS 142 contributed to this increase in operating income.

Interest Expense

Interest expense decreased to $1.1 million for the second quarter of fiscal year 2002 from $6.0 million for the second quarter of fiscal year 2001. This decrease is due primarily to the 2001 retirement of debt in connection with our IPO which occurred late in May 2001.

Over $140 million of the additional debt related to our August 2000 recapitalization has been subsequently paid off with proceeds from the May 2001 initial public offering transaction and with funds provided from operations. Additionally, our average borrowing interest rate has decreased by 400-500 basis points due to, general market interest rate reductions and our new credit facilities.

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

As a result of the reorganization transaction, we became subject to corporate federal and state income taxes. Also, as a result of the change in our tax status in connection with the reorganization, we recorded an income tax benefit and related deferred tax asset of $88.0 million, which primarily represents the excess tax basis over book basis related to the August 2000 recapitalization. The amortization of the deferred tax benefit related to the August 2000 recapitalization will allow us to reduce cash paid for future taxes by approximately $5.6 million annually, but will not reduce future income tax expense. For informational purposes, our consolidated statements of income for the period ended June 30, 2001 include pro forma income on an after-tax basis assuming we had been taxed as a corporation for the entire quarter. We did not have any net operating loss carryforwards at June 29, 2002. The Company is currently reflecting a 39.0% effective tax rate in the tax provision.

Six months ended June 29, 2002 compared to six months ended June 30, 2001

Revenues

Revenues increased 11.9% to $366.4 million for the first six months of fiscal year 2002 from $327.6 million for the first six months of fiscal year 2001. This increase is primarily the result of a significant increase in the volume of auxiliary power equipment products shipped. This volume increase and related increase in backlog was caused by the orders we received when strong demand for new gas turbine power generation equipment was present during the first half of 2001. The development of gas turbine power plants also continued to increase substantially with new order growth during the first half of 2001. As the number of projects grew our bookings and backlog increased significantly with our backlog peaking at the end of our third quarter of 2001. We continue to work off our substantial backlog accumulated in 2001 through the second quarter of fiscal year 2002.

The following table sets forth our segment revenues for the first six months of fiscal year 2002 and the first six months of fiscal year 2001 (dollars in thousands):

	Six Months Ended

	June 29,	June 30,	Percentage
	2002	2001	Change

Heat Recovery Equipment segment:

HRSGs	$153,163	$147,368	3.9%

Specialty boilers	53,359	53,870	-0.9%

Total segment	$206,522	$201,238	2.6%

Auxiliary Power Equipment segment:

Exhaust systems	$39,394	$57,261	-31.2%

Inlet systems	79,773	31,935	149.8%

Other	40,754	37,171	9.6%

Total segment	$159,921	$126,367	26.6%

The Heat Recovery Equipment segment revenues increased 2.6% to $206.5 million for the first six months of fiscal year 2002. Revenues for HRSGs increased 3.9% to $153.2 million. The volume of revenue recognition did not increase significantly over the prior year, as the order activity, for HRSG’s has slowed compared to the same period last year. Revenues for specialty boilers decreased by 0.9% to $53.4 million.

The Auxiliary Power Equipment segment revenues increased 26.6% to $159.9 million for the first six months of fiscal year 2002. Revenues for exhaust systems decreased by 31.2 % to $39.4 million. This decline is primarily the result of more plants being constructed as combined-cycle units which require less exhaust equipment and more HRSG equipment. Revenues for inlet systems increased by 149.8% to $79.8 million. The significant increase for the first six months of fiscal year 2002 continues to reflect our expansion of our inlet fabrication in Mexico, which allowed us to become more competitive and dramatically improved our market share for these products. Revenues for other equipment increased by 9.6% to $40.8 million, driven by the continued increase in deliveries of new turbines.

The demand for our products and services depends, to a significant degree, on the continued construction of gas turbine power generation plants. In the first six months of fiscal year 2002, approximately 85% of our revenues were from sales of equipment and provision of services for gas turbine power plants. The power generation equipment industry has experienced cyclical periods of growth or decline. In periods of decreased demand for new gas turbine power plants or difficulty in raising capital to finance new power plants, our customers may be more likely to decrease expenditures on the types of products and systems that we supply and, as a result, our sales may decrease. In addition, the gas turbine power industry depends on natural gas. A rise in the price or shortage of natural gas could reduce the profitability of gas turbine power plants, which could adversely affect our sales. Recently, liquidity concerns in the merchant power production sector has reduced the availability of financing for power plant development in the United States and has caused the market for our products to decline. While it is believed that the long-term need for power plants on a world-wide basis is substantial, lower demand, in the United States at the end of 2001 and into the second quarter of 2002, has negatively impacted our bookings and revenue. Demand for new power plants outside of the United States will continue to be a good market for our products.

The following table presents our revenues by geographic region (dollars in thousands):

	Six Months Ended

	June 29, 2002		June 30, 2001

		Percent		Percent
	Revenue	of Total	Revenue	of Total

North America	$328,496	89.6%	$303,040	92.4%

South America	4,100	1.1%	8,196	2.5%

Europe	12,638	3.5%	7,115	2.2%

Asia	12,535	3.4%	4,768	1.5%

Other	8,674	2.4%	4,486	1.4%

Total	$366,443	100.0%	$327,605	100.0%

Revenues in North America comprised 89.6% of our revenues for the first six months of fiscal year 2002 and 92.4% for the first six months of fiscal year 2001. Revenues in North America increased 8.4% to $328.5 million for the first six months of fiscal year 2002, primarily as a result of significant increases in the volume of products sold. This volume increase was caused primarily by the increase in demand experienced overall in the U.S. gas turbine power generation equipment industry during 2001. This increase in industry demand reflected the continued increase in demand for electricity and the lack of sufficient power generation facilities in the United States. Although current demand for our products has decreased considerably in recent months, it is believed that the long-term need for power plants around the world is substantial.

Revenues in Europe and Asia increased by 77.6% and 162.9%, respectively, for the first six months of fiscal year 2002. This demonstrates an increased proportion of our business beginning to shift outside of North America. Other revenues increased to $8.7 million for the first six months of fiscal year 2002, with significant projects in the Middle East and Mexico contributing to this increase.

Gross Profit

Gross profit increased 26.5% to $72.6 million for the first six months of fiscal year 2002 from $57.4 million for the first six months of fiscal year 2001 as a result of the increase in our revenues as well as an increase in the gross profit as a percentage of revenues, resulting from product cost reductions. This percentage increased to 19.8% in the first six months of fiscal year 2002 from 17.5% in the first six months of fiscal year 2001. This increase reflects the continued benefit of concentrating increased production in lower cost countries. As a result of these initiatives, in March 2002, management approved and committed to a plan to cease operations of our facility in Fort Smith, Arkansas, effective April 30, 2002. The assets, which are included in our Auxiliary Power Equipment segment, will either be disposed of or transferred to our other facilities. An analysis of the carrying value of the facility and related equipment indicated that the assets are not impaired and, as such, the Company will continue to carry the assets at their book value. Additionally, in connection with the announcement of the plan to the employees, the Auxiliary Power Equipment segment recorded $875,000 of severance costs (included as a component of cost of goods sold), related to the elimination of approximately 100 employee positions at the Fort Smith plant, during the first quarter of 2002. As of June 29, 2002, substantially all of the severance costs have been paid.

Selling and Administrative Expenses

Selling and administrative expenses increased 12.0% to $21.2 million for the first six months of fiscal year 2002 from $18.9 million for the first six months of fiscal year 2001. Of this increase, (1) $1.1 million resulted from needed sales and administrative personnel in connection with the growth of our business, (2) $0.3 million of the increase resulted from insurance, professional, and other costs related to becoming a public company, and (3) additional incentive compensation costs reflecting the improved operating performance accounted for approximately $0.5 million of the increase. As a percentage of revenues, selling and administrative expenses remained at 5.8% for the first six months of fiscal year 2002 compared to 5.8% for the comparable period of fiscal year 2001.

Operating Income

Operating income increased to $51.3 million for the first six months of fiscal year 2002 from $37.7 million in the first six months of fiscal year 2001. The increase in revenues and the associated gross profit resulting from product cost reductions in addition to the small effect of the decrease in amortization expense due to the adoption of SFAS 142 contributed to this increase in operating income.

Interest Expense

Interest expense decreased to $2.4 million for the first six months of fiscal year 2002 from $12.4 million for the first six months of fiscal year 2001. This decrease is due primarily to the 2001 retirement of debt in connection with our IPO while a large portion of the first half of 2001 is impacted by our 2000 recapitalization and the related senior loans and senior subordinated loans. Over $140 million of the additional debt related to our August 2000 recapitalization has been subsequently paid off with proceeds from the May 2001 initial public offering transaction and with funds provided from operations. Additionally, our average borrowing interest rate has decreased by 400-700 basis points due to, general market interest rate reductions and our new credit facilities.

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

As a result of the reorganization transaction, we became subject to corporate federal and state income taxes. Also, as a result of the change in our tax status in connection with the reorganization, we recorded an income tax benefit and related deferred tax asset of $88.0 million, which primarily represents the excess tax basis over book basis related to the August 2000 recapitalization. The amortization of the deferred tax benefit related to the August 2000 recapitalization will allow us to reduce cash paid for future taxes by approximately $5.6 million annually, but will not reduce future income tax expense. For informational purposes, our consolidated statements of income for the period ended June 30, 2001 include pro forma income on an after-tax basis assuming we had been taxed as a corporation for the entire six months. We did not have any net operating loss carryforwards at June 29, 2002. The Company is currently reflecting a 39.0% effective tax rate in the tax provision.

Backlog

Backlog decreased to approximately $422.9 million at June 29, 2002, compared to $556.8 million at December 29, 2001. We believe that up to approximately $372 million or 88% of our backlog at June 29, 2002 will be recognized as a portion of our revenues during the next 12 months. Our backlog consists of firm orders from our customers for projects in progress. Backlog does not include preliminary or speculative projects. Bookings of projects can only be reflected in the backlog when the customers have made a firm commitment. Backlog may vary significantly from quarter to quarter due to the timing of that commitment.

Liquidity and Capital Resources

Our primary sources of cash are net cash flow from operations and borrowings under the amended and restated senior credit facility. Our primary uses of this cash are principal and interest payments on indebtedness, capital expenditures and general corporate purposes.

Operating Activities

Net cash provided by operations increased to $47.9 million for the first six months of fiscal year 2002 from $0.4 million for the first six months of fiscal year 2001. The increase in net operating cash flow is due to higher earnings and a decrease in working capital primarily caused by fluctuations in the timing of billings to customers and the receipt of payment. Large progress billings to customers for three large Heat Recovery projects during the first three months of 2002 were collected, early in the second quarter and contributed $69 million to this decrease in working capital. These projects comprised a significant portion of the fabrication schedule for the third and fourth quarters of 2001, and were part of an advantageous multiple unit arrangement with progress billings less favorable than our normal terms. Planned fluctuations in our cash requirements for projects such as these will occur from time to time. Our $75 million revolving credit facility is available to accommodate these fluctuations.

Investing Activities

Net cash used for investing activities decreased to $1.2 million for the first six months of fiscal year 2002 from $8.5 million for the first six months of fiscal year 2001. In the first six months of fiscal year 2001 the cash was primarily used for the January 2001 acquisition of a manufacturing facility in Mexico.

Financing Activities

Net cash used by financing activities was $30.7 million in the first six months of fiscal year 2002 and net cash used by financing activities was $12.5 million in the first six months of fiscal year 2001. Activity in 2002 consists of net payments on our revolving credit facility of $8.5 million as well as payments on our term debt of $22.2 million. The net impact of the IPO and the related financing of the Company’s bank credit facilities accounted for the major portion of the 2001 activity.

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

At June 29, 2002, the Company had $74.8 million outstanding under the term loan and no balance was outstanding under the revolver. Letters of credit totaling $41.4 million were issued and outstanding at June 29, 2002. Currently, there are no amounts drawn upon these letters of credit.

At the Company’s option, amounts borrowed under the amended and restated senior credit facility will bear interest at either the Eurodollar rate or an alternate base rate, plus, in each case, an applicable margin. The applicable margin will range from 1.0% to 2.25% in the case of a Eurodollar based loan and from 0% to 1.25% in the case of a base rate loan, in each case, based on a leverage ratio. At June 29, 2002 the term debt of $74.8 million bore interest at an average rate of approximately 3.76%.

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

Cash Obligations

Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our amended and restated senior credit facility and rent payments required under operating lease agreements. During the first half of 2002 we made regularly scheduled principal payments on our long-term debt of $7.2 million and prepayments of $15 million.

The following table summarizes our fixed cash obligations as of June 29, 2002 over various future periods (in thousands):

	Payments Due by Period

	2002	2003-	2004-	2006-
Contractual Cash Obligations	remaining	2004	2005	thereafter	Total

Long-term Debt	$36	$49,937	$24,949	$—	$74,922

Operating Leases	1,438	4,151	2,170	3,858	11,617

Total Contractual Cash Obligations	$1,474	$54,088	$27,119	$3,858	$86,539

At June 29, 2002, the Company had available cash on hand of approximately $18.4 million and approximately $33.6 million of available capacity under its revolving credit facility. The Company may utilize borrowings under the revolving credit facility to supplement its cash requirements from time to time. The Company anticipates that it will generate sufficient cash flows from operations to satisfy its cash commitments and capital requirements for fiscal year 2002. The Company estimates that capital expenditures in fiscal year 2002 will be approximately one-third or less than total capital expenditures made in 2001. The amount of cash flows generated from operations is subject to a number of risks and uncertainties, including the continued construction of gas turbine power generation plants as well as other risks described under “Item 1. Business- Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 29, 2001, filed with the Securities and Exchange Commission. In fiscal 2002, the Company may actively seek and consider acquisitions of or investments in complementary businesses, products or services. The consummation of any acquisitions could affect the Company’s liquidity profile and level of outstanding debt and equity securities. In the event the Company desires to engage in any of these activities, there is no assurance that financing will be available in amounts or terms that are acceptable.

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

Revenue Recognition- GPEG currently has two segments: Heat Recovery Equipment and Auxiliary Power Equipment. Revenues and cost of sales for our Heat Recovery Equipment segment are recognized on the percentage-of-completion method based on the percentage of actual hours incurred to date in relation to total estimated hours for each contract. Our estimate of the total hours to be incurred at any particular time has a significant impact on the revenue recognized for the respective period. The percentage-of-completion method is only allowed under certain circumstances in which the revenue process is long-term in nature (often in excess of one year), the products sold are highly customized and a process is in place whereby revenues, costs and margins can be accurately estimated. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income, and the effects of such revisions are recognized in the period that the revisions are determined. Under percentage-of-completion accounting, management must also make key judgments in areas such as percent complete, estimates of project costs and margin, estimates of total and remaining project hours and liquidated damages assessments. A one percent fluctuation of our estimate of percent complete could increase or decrease revenues by approximately $2.1 million based on 2002 revenues.

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

Goodwill and Impairment of Long-Lived Assets- We perform impairment analyses on our recorded goodwill and long-lived assets whenever events and circumstances indicate that they may be impaired. We did not record any impairment provisions upon the adoption of SFAS 142.

Related Parties

Affiliates of Harvest Partners, Inc. are our largest stockholders. In addition, two of the directors that serve on our board are both general partners of Harvest Partners, Inc.. During the first six months of fiscal 2002 and the first six months of fiscal 2001, we incurred consulting expenses from Harvest in the amounts of $0.6 million and $0.4 million, respectively. We are contractually committed to annual payments of certain fees for financial advisory and strategic planning services to Harvest of $1.2 million per year through 2003.

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

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates. Assuming our current level of borrowings, a 100 basis point increase in interest rates under these borrowings would have increased our interest expense for 2002 by approximately $.7 million. During 2001, we managed our exposure to interest rate fluctuations on our variable rate debt through the use of an interest rate collar agreement with a notional amount of $77.1 million until July 2001, when the collar agreement was terminated. With the rapid decreases in interest rates through the first seven months of 2001, the obligation under the collar increased to approximately $1.9 million. In July of 2001, we decided to terminate the collar agreement, rather than incur further costs related to reductions in interest rates going forward. As a result, the interest expense for the second and third quarters of 2001 included $1.4 million and $0.5 million, respectively, to reflect the mark to market of the collar.

Foreign Currency Exchange Risk

Portions of our operations are located in foreign jurisdictions including Europe and Mexico. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. In addition, sales of products and services are affected by the value of the U.S. dollar relative to other currencies. Periodically we manage our foreign currency exposure through the use of foreign currency option contracts. No such contracts were in place at June 29, 2002.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations”. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe that SFAS 143 will have a material impact on its consolidated financial statements.

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

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 addresses significant issues regarding the recognition measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is evaluating the impact of the adoption of this standard. The expected impact is not considered to be material.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of the Company (the “Annual Meeting”) was held on June 6, 2002, in Tulsa, Oklahoma. At the Annual Meeting, the stockholders of the Company elected Adrian Doherty Jr., Edgar Hotard and Jerry Ryan as Class I Directors. The stockholders also considered and approved the appointment of PricewaterhouseCoopers LLP as the independent public accountants of the Company for the fiscal year ending December 28, 2002.

         There were present at the Annual Meeting, in person or by proxy, stockholders holding 30,310,647 shares of the Common Stock of the Company, or 68 percent of the total stock outstanding and entitled to vote at the Annual Meeting. The table below describes the results of voting at the Annual Meeting.

			Votes
		Votes	Against or		Broker
		For	Withheld	Abstentions	Non-Votes

1.	Election of Directors:

	Adrian Doherty Jr.	30,283,927	26,720	0	0

	Edgar Hotard	30,248,830	61,817	0	0

	Jerry Ryan	30,283,927	26,720	0	0

2.	Ratification of

	PricewaterhouseCoopers LLP as independent public accountants of the Company for fiscal 2002	30,224,981	82,454	3,212	0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 14, 2002, by and among Global Power Equipment Group Inc., certain financial institutions signatories thereto, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, as administrative agent to said financial institutions.

99.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

(1)	Form 8-K dated April 8, 2002, reporting under Item 4 of Form 8-K the Company’s termination of Arthur Andersen LLP as its independent auditor, and its engagement of PricewaterhouseCoopers LLP as its new independent auditor for the fiscal year ending December 28, 2002.

(2)	Form 8-K dated April 29, 2002 filed to report earnings for the quarter ended March 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Power Equipment Group Inc.

DATED: August 13, 2002	By: /s/ Michael H. Hackner

Michael H. Hackner Chief Financial Officer and Vice President of Finance (Principal Financial Officer)

Exhibit Index

Exhibit No.

10.1	Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 14, 2002, by and among Global Power Equipment Group Inc., certain financial institutions signatories thereto, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, as administrative agent to said financial institutions.

99.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.