Form 10-Q
period 2002-09-28
GLOBAL POWER EQUIPMENT GROUP INC/
filed 2002-11-12
CIK 1136294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

The number of shares of the Registrant’s common stock, $.01 par value, outstanding at November 5, 2002 was 43,953,340.

GLOBAL POWER EQUIPMENT GROUP INC.

FORM 10-Q
September 28, 2002

INDEX

			Page

Part I.	Financial Information

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets at September 28, 2002 and December 29, 2001	1

		Condensed Consolidated Statements of Income for the Three Months and Nine Months Ended September 28, 2002 and September 29, 2001	2

		Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 28, 2002 and September 29, 2001	3

		Notes to Condensed Consolidated Financial Statements	4

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

	Item 4.	Controls and Procedures	27

Part II.	Other Information

	Item 6.	Exhibits and Reports on Form 8-K	28

Signatures			29

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS
GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except shares and per share amounts)

	September 28,	December 29,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$10,180	$2,435
Accounts receivable, net of allowance of $1,701 and $2,385	114,147	123,182
Inventories at FIFO	5,874	5,973
Costs and estimated earnings in excess of billings	77,457	131,355
Deferred tax assets	20,627	19,068
Other current assets	2,033	1,920

Total current assets	230,318	283,933
Property, plant and equipment, net	26,094	27,810
Deferred tax assets	67,486	71,454
Goodwill, net	45,000	45,000
Other assets	1,431	2,434

Total assets	$370,329	$430,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$57	$15,505
Accounts payable	25,875	56,005
Accrued compensation and employee benefits	8,616	11,838
Accrued warranty	17,776	16,489
Billings in excess of costs and estimated earnings	126,370	145,522
Other current liabilities	14,342	17,968

Total current liabilities	193,036	263,327
Long-term debt, net of current maturities	60,034	90,124
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 43,953,340 shares issued and outstanding	440	440
Paid-in capital deficit	(28,329)	(28,329)
Accumulated comprehensive income (loss)	248	(80)
Retained earnings	144,900	105,149

Total stockholders’ equity	117,259	77,180

Total liabilities and stockholders’ equity	$370,329	$430,631

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Revenues	$112,673	$180,757	$479,116	$508,362
Cost of sales	84,175	149,230	378,000	419,414

Gross profit	28,498	31,527	101,116	88,948
Selling and administrative expenses	11,138	9,816	32,414	28,739
Amortization expense	—	435	—	1,282

Operating income	17,360	21,276	68,702	58,927
Interest expense	1,149	2,331	3,537	14,714

Income before income taxes and extraordinary loss	16,211	18,945	65,165	44,213
Income tax provision	6,322	7,389	25,414	11,444
Income tax benefit from tax status change	—	—	—	(88,000)

Income before extraordinary loss	9,889	11,556	39,751	120,769
Extraordinary loss on debt extinguishment, net of tax	—	—	—	18,060

Net income	9,889	11,556	39,751	102,709
Preferred dividend	—	—	—	2,947

Net income available to common stockholders	$9,889	$11,556	$39,751	$99,762

Earnings per weighted average common share:
Basic:
Income before extraordinary loss	$0.22	$0.26	$0.90	$3.12
Extraordinary loss	—	—	—	(0.48)

Net income available to common stockholders	$0.22	$0.26	$0.90	$2.64

Diluted:
Income before extraordinary loss	$0.22	$0.25	$0.87	$2.99
Extraordinary loss	—	—	—	(0.46)

Net income available to common stockholders	$0.22	$0.25	$0.87	$2.53

Unaudited pro forma amounts to reflect pro forma income taxes and adjustment of tax benefit from tax status change (a):
Income before income taxes and extraordinary loss	$16,211	$18,945	$65,165	$44,213
Income tax provision	6,322	7,389	25,414	17,243

Income before income tax benefit from tax status change and extraordinary loss	$9,889	$11,556	$39,751	$26,970

Income per common share before extraordinary loss:
Basic income per common share	$0.22	$0.26	$0.90	$0.72

Diluted income per common share	$0.22	$0.25	$0.87	$0.68

(a)  See discussion on change in tax entity in Note 5.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended

	September 28,	September 29,
	2002	2001

Operating activities:
Net income	$39,751	$102,709
Adjustments to reconcile net income to net cash provided by operating activities-
Extraordinary loss	—	18,060
Income tax benefit from tax status change	—	(88,000)
Depreciation and amortization	3,474	5,281
Deferred income taxes	2,409	(1,525)
Changes in operating items (Note 13)	8,667	(18,053)

Net cash provided by operating activities	54,301	18,472

Investing activities:
Purchases of property, plant and equipment, net of dispositions	(1,018)	(9,607)

Financing activities:
Proceeds from revolving credit facility	121,150	131,575
Payments on revolving credit facility	(129,700)	(130,825)
Proceeds from issuance of long-term debt	—	110,696
Payments on long-term debt	(36,988)	(255,788)
Net proceeds from stock issuance	—	131,243
Preferred dividends	—	(6,334)
Member tax distribution	—	(11,017)
Increase in deferred financing costs	—	(1,309)

Net cash used in financing activities	(45,538)	(31,759)

Net increase (decrease) in cash and cash equivalents	7,745	(22,894)
Cash and cash equivalents, beginning of period	2,435	26,308

Cash and cash equivalents, end of period	$10,180	$3,414

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

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Reported net income	$9,889	$11,556	$39,751	$102,709
Add back goodwill amortization	—	435	—	1,282

Adjusted net income	$9,889	$11,991	$39,751	$103,991

Basic earnings per common share:
Reported	$0.22	$0.26	$0.90	$2.64
Goodwill amortization per basic share	—	0.01	—	0.03

Adjusted basic earnings per share	$0.22	$0.27	$0.90	$2.67

Diluted earnings per common share:
Reported	$0.22	$0.25	$0.87	$2.53
Goodwill amortization per diluted share	—	0.01	—	0.03

Adjusted diluted earnings per share	$0.22	$0.26	$0.87	$2.56

Earnings per share is calculated by dividing net income after adjusting for preferred dividends by the weighted-average number of common shares outstanding during the period. Preferred dividends were $0 and $2.9 million for the three months and nine months ended September 29, 2001. There were no preferred dividends for the three months and nine months ended September 28, 2002.

The changes in the carrying amount of goodwill for the year ended December 29, 2001 and the quarter ended September 28, 2002 by operating segment are as follows (in thousands):

	Heat	Auxiliary
	Recovery	Power
	Equipment	Equipment	Corporate	Total

Balance as of December 30, 2000	$26,185	$18,447	$1,247	$45,879
Goodwill from business acquisition	—	802	—	802
Amortization	(955)	(626)	(100)	(1,681)

Balance as of December 29, 2001	$25,230	$18,623	$1,147	$45,000

Balance as of September 28, 2002	$25,230	$18,623	$1,147	$45,000

5.   INCOME TAXES

Prior to the Company’s IPO, the Company and its primary operating subsidiaries were limited liability companies (LLCs) treated as partnerships for federal income tax purposes. Due to the Company’s change in tax status at the IPO date from an LLC to a taxable entity, the Company was required to record all deferred tax assets and liabilities which were previously the responsibility of the LLC members. As a result, the Company recorded a net deferred tax asset on the date of the reorganization of approximately $88.0 million and recorded a corresponding $88.0 million income tax benefit. The Company’s effective tax rate is different from its statutory rate for the nine month period ended September 29, 2001 due to the Company being a non-taxable LLC entity for a portion of that time.

The unaudited pro forma tax provision shown on the condensed consolidated statements of income is presented assuming the Company had been a C-Corporation during the entire nine month period ended September 29, 2001 using an effective rate of 39 percent.

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

The Company’s amended and restated senior credit facility matures in May 2005. At the Company’s option, borrowings under the amended and restated senior credit facility will bear interest at either the Eurodollar rate or an alternate base rate, plus, in each case, an applicable margin. The applicable margin will range from 1.0% to 2.25% in the case of a Eurodollar based loan and from 0% to 1.25% in the case of a base rate loan, in each case, based on a leverage ratio. The amended and restated senior credit facility is guaranteed by all of the Company’s domestic subsidiaries, and is secured by a lien on all of the Company’s assets. The amended and restated senior credit facility contains various restrictions and covenants, which among others, include maximum leverage and capital expenditures levels and minimum interest and fixed charge coverage ratios. Restrictions are also in place related to additional borrowings, payment of dividends, sales of assets and mergers and acquisitions. As of September 28, 2002, the Company was in compliance with all such restrictions and covenants.

7.   RESTRUCTURING CHARGE

In March 2002, management, in efforts to increase efficiencies in its manufacturing costs, approved and executed a plan to shut down our facility in Fort Smith, Arkansas, effective April 30, 2002. The assets, which are included in our Auxiliary Power Equipment segment, are in the final process of being disposed. An analysis of the carrying value of the facility and related equipment indicated that the assets are not impaired and, as such, the Company continues to carry the remaining assets at their book value until disposition. Additionally, in connection with the announcement of the plan to the employees, the Auxiliary Power Equipment segment recorded $875,000 of severance costs (included as a component of cost of goods sold), related to the elimination of approximately 100 employee positions at the Fort Smith plant, during the first quarter of 2002. As of September 28, 2002, substantially all of the severance costs have been paid.

8.   EARNINGS PER SHARE

All share and per share amounts have been restated to give effect to the conversion of common units to common shares using the applicable conversion ratio. See Note 3 to these condensed consolidated financial statements. Basic and diluted earnings per common share are calculated as follows (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Basic earnings per common share:
Numerator:
Income before extraordinary loss	$9,889	$11,556	$39,751	$120,769
Preferred stock dividend	—	—	—	(2,947)

Income available to common stockholders	9,889	11,556	39,751	117,822
Extraordinary loss	—	—	—	(18,060)

Net income available to common stockholders	$9,889	$11,556	$39,751	$99,762

Denominator:
Weighted average shares outstanding	43,953,340	43,953,340	43,953,340	37,710,351

Basic earnings per common share:
Income before extraordinary loss	$0.22	$0.26	$0.90	$3.12
Extraordinary loss	—	—	—	(0.48)

Net income available to common stockholders	$0.22	$0.26	$0.90	$2.64

Diluted earnings per common share:
Numerator:
Income before extraordinary loss	$9,889	$11,556	$39,751	$120,769
Preferred stock dividend	—	—	—	(2,947)

Income available to common stockholders	9,889	11,556	39,751	117,822
Extraordinary loss	—	—	—	(18,060)

Net income available to common stockholders	$9,889	$11,556	$39,751	$99,762

Denominator:
Weighted average shares outstanding	43,953,340	43,953,340	43,953,340	37,710,351
Dilutive effect of options to purchase common stock	1,651,144	1,749,213	1,680,151	1,727,188

Weighted average shares outstanding assuming dilution	45,604,484	45,702,553	45,633,491	39,437,539

Diluted earnings per common share:
Income before extraordinary loss	$0.22	$0.25	$0.87	$2.99
Extraordinary loss	—	—	—	(0.46)

Net income available to common stockholders	$0.22	$0.25	$0.87	$2.53

9.   DERIVATIVE FINANCIAL INSTRUMENTS

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

Periodically, the Company uses derivative financial instruments in the management of its foreign currency exchange and interest rate exposures. As of September 28, 2002, notional amounts outstanding under foreign currency forward exchange agreements were $27 million. The fair values of the forward agreements were approximately $0.1 million at September 28, 2002. Currently, the Company recognizes changes in the fair values of the forward agreements through earnings.

On December 29, 2000, the Company entered into a zero-cost interest rate collar whereby it held an 8% interest rate cap and had written a 5.36% interest rate floor. The Company designated the interest rate collar as a hedge of the variability of a portion of its floating-rate interest payments attributable to changes in market interest rates. As such, the Company used the interest rate collar to place both a minimum and maximum limit on the total interest payments the Company was obligated to pay on approximately $77.1 million of its floating rate debt under its former debt agreements. The interest rate collar agreement was cancelled on July 20, 2001 and a charge of approximately $1.9 million was taken through interest expense which approximated the fair value of the collar.

10.   LITIGATION

The Company is involved in legal actions which arise in the ordinary course of its business. Although the outcomes of any such legal actions cannot be predicted, in the opinion of management, the resolution of any currently pending or threatened actions will not have a material adverse effect upon the consolidated financial position or results of operations of the Company.

11.   SEGMENT INFORMATION

The “management approach” called for by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131) has been used by GPEG management to present the segment information which follows. GPEG considered the way its management team organizes its operations for making operating decisions and assessing performance and considered which components of its enterprise have discrete financial information available. Management makes decisions using a product group focus and its analysis resulted in two operating segments, Heat Recovery Equipment and Auxiliary Power Equipment. The Company evaluates performance based on net income or loss not including certain items as noted below. Intersegment revenues were not significant. Corporate assets consist primarily of cash and deferred tax assets. Interest income has not been allocated as cash management activities are handled at a corporate level. During the period ended September 28, 2002, there have been no changes in the Company’s basis for segmentation or the measurement of segment income.

The following table presents information about segment income and assets (in thousands):

	Heat Recovery Equipment		Auxiliary Power Equipment

	Three Months Ended		Three Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Revenues	$52,404	$106,788	$60,269	$73,969
Interest expense	508	749	662	1,596
Depreciation and amortization	447	511	525	626
Income tax provision	2,021	3,775	4,415	3,738
Segment income	3,162	5,905	6,906	5,846
Assets	160,002	141,446	131,412	146,039
Capital expenditures	25	221	317	847

	Nine Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Revenues	$258,926	$308,026	$220,190	$200,336
Interest expense	1,455	5,401	2,159	9,481
Depreciation and amortization	1,082	1,652	1,625	1,872
Income tax provision	10,967	5,184	14,824	6,599
Segment income	17,154	20,588	23,185	13,427
Assets	160,002	141,446	131,412	146,039
Capital expenditures	298	623	1,243	8,984

The following tables present information which reconciles segment information to consolidated totals (in thousands):

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Income before extraordinary loss:
Total segment income	$10,068	$11,751	$40,339	$34,015
Tax benefit from tax status change	—	—	—	88,000
Unallocated interest income	21	14	77	168
Other	(200)	(209)	(665)	(1,414)

Consolidated income before extraordinary loss	$9,889	$11,556	$39,751	$120,769

	September 28,	December 29,
	2002	2001

Assets:
Total segment assets	$291,414	$354,121
Corporate cash and cash equivalents	6,378	707
Other unallocated amounts, principally deferred tax assets	72,537	75,803

Consolidated total assets	$370,329	$430,631

The following table represents revenues by product group (in thousands):

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Heat Recovery Equipment segment:
HRSGs	$41,451	$89,123	$194,614	$236,491
Specialty boilers	10,953	17,665	64,312	71,535

	52,404	106,788	258,926	308,026

Auxiliary Power Equipment segment:
Exhaust systems	7,652	37,582	47,046	94,843
Inlet systems	34,259	19,488	114,032	51,423
Other	18,358	16,899	59,112	54,070

	60,269	73,969	220,190	200,336

Total	$112,673	$180,757	$479,116	$508,362

The following table presents revenues by geographic region (in thousands):

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

North America	$82,763	$168,535	$411,259	$471,575
South America	4,389	6,669	8,489	14,865
Europe	13,373	1,764	26,011	8,879
Asia	11,338	593	23,873	5,361
Other	810	3,196	9,484	7,682

Total	$112,673	$180,757	$479,116	$508,362

12.   MAJOR CUSTOMERS

The Company has certain customers that represent more than 10 percent of consolidated revenues. The revenue for these customers, as well as corresponding accounts receivable, as a percentage of the consolidated revenues and accounts receivable balance, at and for the three months and nine months ended September 28, 2002 and September 29, 2001 are as follows:

	Revenues

	Three Months Ended

	September 28,	September 29,
	2002	2001

Customer A	38%	26%
Customer B	5%	17%
Customer C	11%	13%
Customer D	7%	11%

	Nine Months Ended		Accounts Receivable

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Customer A	36%	24%	15%	23%
Customer B	5%	15%	16%	9%
Customer C	16%	11%	22%	0%
Customer D	6%	8%	0%	2%

13.   SUPPLEMENTAL CASH FLOW INFORMATION

Changes in current operating items were as follows (in thousands):

	Nine Months Ended

	September 28,	September 29,
	2002	2001

Accounts receivable	$9,035	$(33,267)
Inventories	99	(2,015)
Costs and estimated earnings in excess of billings	53,898	(13,692)
Accounts payable	(30,130)	(13,687)
Accrued expenses and other	(5,083)	8,780
Billings in excess of costs and estimated earnings	(19,152)	35,828

	$8,667	$(18,053)

Supplemental cash flow disclosures are as follows (in thousands):

	Nine Months Ended

	September 28,	September 29,
	2002	2001

Cash paid during the period for:
Interest	$3,254	$17,333
Income taxes	24,364	1,503

14.   RECENT ACCOUNTING PRONOUNCEMENTS

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

In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and the accounting and reporting provisions of APB Opinion 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that APB Opinion). SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121. SFAS 144 also resolves several significant implementation issues related to SFAS 121, such as eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment and establishing criteria to define whether a long-lived asset is held for sale. The Company adopted SFAS 144 December 30, 2001, the beginning of the Company’s fiscal year 2002. The impact of adopting SFAS 144 was not material.

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

15.   COMPREHENSIVE INCOME

The table below presents comprehensive income for all applicable periods (in thousands):

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Net income	$9,889	$11,556	$39,751	$102,709
Foreign currency translation adjustments	(584)	(143)	328	(227)

Comprehensive income	$9,305	$11,413	$40,079	$102,482

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

During the first quarter of fiscal year 2002, we informed the workforce at our Ft. Smith, Arkansas plant that we would close that facility permanently effective April 30, 2002. The decision was based entirely on the cost structure of that facility and we had already secured replacement capacity to offset that closure in other lower-cost locations around the globe. The Auxiliary Power Equipment segment recorded $875,000 of severance costs related to the elimination of approximately 100 employee positions at the Fort Smith plant during the first quarter of 2002. We have also scaled back operations at other U.S.-based plants where possible. We have not taken nor do we expect to take any material charges related to those locations.

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

Results of Operations

The table below represents the operating results of the Company for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Revenues	$112,673	$180,757	$479,116	$508,362
Cost of sales	84,175	149,230	378,000	419,414

Gross profit	28,498	31,527	101,116	88,948
Selling and administrative expenses	11,138	9,816	32,414	28,739
Amortization expense	—	435	—	1,282

Operating income	17,360	21,276	68,702	58,927
Interest expense	1,149	2,331	3,537	14,714

Income before income taxes and extraordinary loss	16,211	18,945	65,165	44,213
Income tax provision	6,322	7,389	25,414	11,444
Income tax benefit from tax status change	—	—	—	(88,000)

Income before extraordinary loss	$9,889	$11,556	$39,751	$120,769

Our fiscal year ends on the last Saturday in December. As a result, references in this quarterly report to fiscal year 2002 refer to the fiscal year ended December 28, 2002, and to fiscal year 2001 refer to the fiscal year ended December 29, 2001. References to the third quarter of fiscal year 2002 refer to the three months ended September 28, 2002 and references to the third quarter of fiscal year 2001 refer to the three months ended September 29, 2001.

Three months ended September 28, 2002 compared to three months ended September 29, 2001

Revenues

Revenues decreased 37.7% to $112.7 million for the third quarter of fiscal year 2002 from $180.8 million for the third quarter of fiscal year 2001. This decrease is primarily the result of lower revenue recognition, in the current quarter, due to a decline in new orders for HRSGs and exhaust systems beginning in the second half of 2001 and continuing into 2002. Overall, demand in the gas turbine power generation equipment industry decreased during the latter half of 2001 and that trend has continued into 2002. The development of gas turbine power plants has slowed considerably from the first nine months of 2001. We continue to work off our substantial backlog accumulated in 2001 through the third quarter of fiscal year 2002.

The following table sets forth our segment revenues for the third quarter of fiscal years 2002 and 2001 (dollars in thousands):

	Three Months Ended

	September 28,	September 29,	Percentage
	2002	2001	Change

Heat Recovery Equipment segment:
HRSGs	$41,451	$89,123	-53.5%
Specialty boilers	10,953	17,665	-38.0%

Total segment	$52,404	$106,788	-50.9%

Auxiliary Power Equipment segment:
Exhaust systems	$7,652	$37,582	-79.6%
Inlet systems	34,259	19,488	75.8%
Other	18,358	16,899	8.6%

Total segment	$60,269	$73,969	-18.5%

The Heat Recovery Equipment segment revenues decreased 50.9% to $52.4 million for the third quarter of fiscal year 2002. Revenues for HRSGs decreased 53.5% to $41.5 million. The volume and size of orders booked into backlog decreased during the latter half of 2001 and into 2002, which results in lower recognition of revenues in the following periods. Revenues for specialty boilers decreased by 38.0% to $11.0 million. This decrease was due primarily to a lower level of orders booked during the last quarter of 2001 and the first half of 2002.

The Auxiliary Power Equipment segment revenues decreased 18.5% to $60.3 million for the third quarter of fiscal year 2002. Revenues for exhaust systems decreased by 79.6 % to $7.7 million. This decline is primarily the result of more plants being constructed as combined-cycle units, which require less exhaust equipment and more HRSG equipment. Revenue from the HRSG equipment is typically recognized earlier in the project cycle than the inlet systems equipment. Revenues for inlet systems increased by 75.8% to $34.3 million. The significant increase this quarter continues to reflect our expansion of our inlet fabrication in Mexico, South Asia, and Eastern Europe, which allowed us to become more competitive and improve our market share for these products. Revenues for other equipment increased by 8.6% to $18.4 million. This increase is primarily due to a higher volume of orders in the retrofit equipment portion of this category.

The demand for our products and services depends, to a significant degree, on the continued construction of gas turbine power generation plants. In the third quarter of fiscal year 2002, approximately 90% of our revenues were from sales of equipment and provision of services for gas turbine power plants. The power generation equipment industry has experienced cyclical periods of growth or decline. In periods of decreased demand for new gas turbine power plants or difficulty in raising capital to finance new power plants, our customers may be more likely to decrease expenditures on the types of products and systems that we supply and, as a result, our sales may decrease. In addition, the gas turbine power industry depends on natural gas. A rise in the price or shortage of natural gas could reduce the profitability of gas turbine power plants, which could adversely affect our sales. Liquidity concerns beginning in the latter half of 2001 and continuing into 2002 in the merchant power production sector have reduced the availability of financing for power plant development in the United States and have caused the market for our products to decline. While it is believed that the long-term need for power plants on a world-wide basis is substantial, lower demand in the United States at the end of 2001 and into the third quarter of 2002, has negatively impacted our bookings and revenue. Demand for new power plants outside of the United States will continue to be a good market for our products.

The following table presents our revenues by geographic region (dollars in thousands):

	Three Months Ended

	September 28, 2002		September 29, 2001

		Percent		Percent
	Revenue	of Total	Revenue	of Total

North America	$82,763	73.4%	$168,535	93.2%
South America	4,389	3.9%	6,669	3.7%
Europe	13,373	11.9%	1,764	1.0%
Asia	11,338	10.1%	593	0.3%
Other	810	0.7%	3,196	1.8%

Total	$112,673	100.0%	$180,757	100.0%

Revenues in North America comprised 73.4% of our revenues for the third quarter of fiscal year 2002 and 93.2% for the third quarter of fiscal year 2001. Revenues in North America decreased 50.9% to $82.8 million for the third quarter of fiscal year 2002, primarily as a result of a softening in the volume of products sold. This volume decrease was caused primarily by the decrease in demand experienced overall in the U.S. gas turbine power generation equipment industry during the latter half of 2001 and continuing into 2002. This decrease in demand for our products reflects various issues such as credit worthiness of several companies in the power plant development industry. While it is believed that the long-term need for power plants on a world-wide basis is substantial, the current demand, in the United States, has slowed considerably.

Revenues in Asia increased substantially for the third quarter of fiscal year 2002 to $11.3 million. The Company believes Asia will account for an increasingly larger proportion of the Company’s revenues over the next several years that will partially offset the expected decline in U.S. sales. Revenues in Europe increased by 658.1% to $13.4 million due to several larger projects being sold this year compared to last year.

Gross Profit

Gross profit decreased 9.6% to $28.5 million for the third quarter of fiscal year 2002 from $31.5 million for the third quarter of fiscal year 2001. Gross profit as a percentage of revenues increased to 25.3% in the third quarter of fiscal year 2002 from 17.4% in the third quarter of fiscal year 2001. This is primarily due to the continued benefit of concentrating increased production in lower cost countries as well as improved product quality that has substantially reduced rework costs and, to a lesser degree, a change in the product mix within our two operating segments. While we will continue to manage costs by focusing on lower cost countries and maximizing product quality, the gross margin percentage experienced this quarter is not expected to continue during the coming quarter or the next fiscal year. Due to the increasingly competitive market, our gross margin percentages will likely be reduced to more historic levels experienced during the last several years.

Selling and Administrative Expenses

Selling and administrative expenses increased 13.5% to $11.1 million for the third quarter of fiscal year 2002 from $9.8 million for the third quarter of fiscal year 2001. Of this increase, $1.7 million resulted from costs related to our strategic acquisition efforts, which is offset by a $0.4 million decrease as a result of a decrease in sales and administrative personnel. As a percentage of revenues, selling and administrative expenses increased to 9.9% for the third quarter of fiscal year 2002 from 5.4% for the comparable period of fiscal year 2001 as a result of our revenues decreasing and the increased costs previously mentioned.

Operating Income

Operating income decreased to $17.4 million for the third quarter of fiscal year 2002 from $21.3 million in the third quarter of fiscal year 2001. The decrease in revenues and associated gross profit, as well as the increase in selling and administrative expenses were the main contributors to this decrease.

Interest Expense

Interest expense decreased to $1.1 million for the third quarter of fiscal year 2002 from $2.3 million for the third quarter of fiscal year 2001. This decrease is due primarily to a reduction in debt as a result of mandatory principal payments and voluntary prepayments totaling $45.5 million in 2002, including a net reduction of $8.5 million to our revolving credit facility. Additionally, our borrowing interest rate has decreased by approximately 100 basis points due to general market interest rate reductions. At September 28, 2002 our term debt bore interest at an average rate of 3.54%.

Income Taxes

The Company is currently reflecting a 39.0% effective tax rate in the tax provision. Also, as a result of the change in our tax status in connection with the reorganization, we recorded an income tax benefit and related deferred tax asset of $88.0 million, which primarily represents the excess tax basis over book basis related to the August 2000 recapitalization. The amortization of the deferred tax benefit related to the August 2000 recapitalization will allow us to reduce cash paid for future taxes by approximately $5.6 million annually, but will not reduce future income tax expense. We did not have any net operating loss carryforwards at September 28, 2002. .

Nine months ended September 28, 2002 compared to nine months ended September 29, 2001

Revenues

Revenues decreased 5.8% to $479.1 million for the first nine months of fiscal year 2002 from $508.4 million for the first nine months of fiscal year 2001. This decrease is primarily the result of lower revenue recognition, due to a decline in new orders for HRSGs and exhaust systems beginning in the second half of 2001 and continuing into 2002. A significant increase in the volume of inlet systems shipped partially offset this reduction in HRSGs and exhaust system revenue. The development of gas turbine power plants increased substantially with new order growth during the first half of 2001. As the number of projects grew our bookings and backlog increased significantly with our backlog peaking at the end of our third quarter of 2001. We continued to work off our substantial backlog accumulated in 2001 through the third quarter of fiscal year 2002.

The following table sets forth our segment revenues for the first nine months of fiscal year 2002 and the first nine months of fiscal year 2001 (dollars in thousands):

	Nine Months Ended

	September 28,	September 29,	Percentage
	2002	2001	Change

Heat Recovery Equipment segment:
HRSGs	$194,614	$236,491	-17.7%
Specialty boilers	64,312	71,535	-10.1%

Total segment	$258,926	$308,026	-15.9%

Auxiliary Power Equipment segment:
Exhaust systems	$47,046	$94,843	-50.4%
Inlet systems	114,032	51,423	121.8%
Other	59,112	54,070	9.3%

Total segment	$220,190	$200,336	9.9%

The Heat Recovery Equipment segment revenues decreased 15.9% to $258.9 million for the first nine months of fiscal year 2002. Revenues for HRSGs decreased 17.7% to $194.6 million. The volume of revenue recognition has begun to decrease over the prior year, as the order activity, for HRSGs has slowed considerably compared to the same period last year. Revenues for specialty boilers decreased by 10.1% to $64.3 million.

The Auxiliary Power Equipment segment revenues increased 9.9% to $220.2 million for the first nine months of fiscal year 2002. Revenues for exhaust systems decreased by 50.4% to $47.0 million. This decline is primarily the result of more plants being constructed as combined-cycle units which require less exhaust equipment and more HRSG equipment. Revenue from the HRSG equipment is typically recognized earlier in the project cycle than the inlet systems equipment. Revenues for inlet systems increased by 121.8% to $114.0 million. The significant increase for the first nine months of fiscal year 2002 continues to reflect our expansion of our inlet fabrication in Mexico and other off-shore locations, which allowed us to become more competitive and improve our market share for these products. Revenues for other equipment increased by 9.3% to $59.1 million, driven by the continued increase in deliveries of new turbines.

The demand for our products and services depends, to a significant degree, on the continued construction of gas turbine power generation plants. In the first nine months of fiscal year 2002, approximately 87% of our revenues were from sales of equipment and provision of services for gas turbine power plants. The power generation equipment industry has experienced cyclical periods of growth or decline. In periods of decreased demand for new gas turbine power plants or difficulty in raising capital to finance new power plants, our customers may be more likely to decrease expenditures on the types of products and systems that we supply and, as a result, our sales may decrease. In addition, the gas turbine power industry depends on natural gas. A rise in the price or shortage of natural gas could reduce the profitability of gas turbine power plants, which could adversely affect our sales. Liquidity concerns beginning in the latter half of 2001 and continuing into 2002 in the merchant power production sector have reduced the availability of financing for power plant development in the United States and have caused the market for our products to decline. While it is believed that the long-term need for power plants on a world-wide basis is substantial, lower demand, in the United States at the end of 2001 and into the third quarter of 2002, has negatively impacted our bookings and revenue. Demand for new power plants outside of the United States will continue to be a good market for our products.

The following table presents our revenues by geographic region (dollars in thousands):

	Nine Months Ended

	September 28, 2002		September 29, 2001

		Percent		Percent
	Revenue	of Total	Revenue	of Total

North America	$411,259	85.8%	$471,575	92.8%
South America	8,489	1.8%	14,865	2.9%
Europe	26,011	5.4%	8,879	1.7%
Asia	23,873	5.0%	5,361	1.1%
Other	9,484	2.0%	7,682	1.5%

Total	$479,116	100.0%	$508,362	100.0%

Revenues in North America comprised 85.8% of our revenues for the first nine months of fiscal year 2002 and 92.8% for the first nine months of fiscal year 2001. Revenues in North America decreased 12.8% to $411.3 million for the first nine months of fiscal year 2002, primarily as a result of continued softening in the volume of products sold. This volume decrease was caused primarily by the decrease in demand experienced overall in the U.S. gas turbine power generation equipment industry during the latter half of 2001 and continuing into 2002. Although current demand for our products has decreased considerably in recent months, it is believed that the long-term need for power plants around the world is substantial.

Revenues in Europe and Asia increased by 193.0% and 345.3%, respectively, for the first nine months of fiscal year 2002. This demonstrates an increased proportion of our business beginning to shift outside of North America. Other revenues increased to $9.5 million for the first nine months of fiscal year 2002, with significant projects in the Middle East and Mexico contributing to this increase.

Gross Profit

Gross profit increased 13.7% to $101.1 million for the first nine months of fiscal year 2002 from $88.9 million for the first nine months of fiscal year 2001 as a result of the increase in the gross profit as a percentage of revenues, resulting from product cost reductions. This percentage increased to 21.1% in the first nine months of fiscal year 2002 from 17.5% in the first nine months of fiscal year 2001. This increase reflects the continued benefit of concentrating increased production in lower cost countries as well as improved product quality that has substantially reduced rework costs and, to a lesser degree, a change in the product mix within our two operating segments. While we will continue to manage costs by focusing on lower cost countries and maximizing product quality, the gross margin percentage experienced this quarter is not expected to continue during the coming quarter or the next fiscal year. Due to the increasingly competitive market, our gross margin percentages will likely be reduced to more historic levels experienced during the last several years.

As a result of our focus to lower cost countries, in March 2002, management approved and executed a plan to shut down our facility in Fort Smith, Arkansas, effective April 30, 2002. The assets, which are included in our Auxiliary Power Equipment segment, are in the final process of being disposed. An analysis of the carrying value of the facility and related equipment indicated that the assets are not impaired and, as such, the Company continues to carry the remaining assets at their book value until disposition. Additionally, in connection with the announcement of the plan to the employees, the Auxiliary Power Equipment segment recorded $875,000 of severance costs (included as a component of cost of goods sold), related to the elimination of approximately 100 employee positions at the Fort Smith plant, during the first quarter of 2002. As of September 28, 2002, substantially all of the severance costs have been paid.

Selling and Administrative Expenses

Selling and administrative expenses increased 12.8% to $32.4 million for the first nine months of fiscal year 2002 from $28.7 million for the first nine months of fiscal year 2001. Of this increase, (1) costs related to our strategic acquisition efforts accounted for approximately $1.7 million (2) $0.3 million of the increase resulted from insurance, professional, and other costs related to becoming a public company, and (3) additional incentive compensation costs reflecting the improved operating performance accounted for approximately $0.5 million of the increase. As a percentage of revenues, selling and administrative expenses were 6.8% for the first nine months of fiscal year 2002 compared to 5.7% for the comparable period of fiscal year 2001.

Operating Income

Operating income increased to $68.7 million for the first nine months of fiscal year 2002 from $58.9 million in the first nine months of fiscal year 2001. The increase in gross profit resulting from product cost reductions was the main contributor.

Interest Expense

Interest expense decreased to $3.5 million for the first nine months of fiscal year 2002 from $14.7 million for the first nine months of fiscal year 2001. This decrease is due primarily to the 2001 retirement of debt in connection with our IPO with a large portion of the first half of 2001 impacted by our 2000 recapitalization and the related senior loans and senior subordinated loans. Nearly $160 million of the additional debt related to our August 2000 recapitalization has been subsequently paid off with proceeds from the May 2001 initial public offering transaction and with funds provided from operations. Additionally, our borrowing interest rate has decreased by approximately 400 basis points due to, general market interest rate reductions and our new credit facilities.

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

As a result of the reorganization transaction, we became subject to corporate federal and state income taxes. Also, as a result of the change in our tax status in connection with the reorganization, we recorded an income tax benefit and related deferred tax asset of $88.0 million, which primarily represents the excess tax basis over book basis related to the August 2000 recapitalization. The amortization of the deferred tax benefit related to the August 2000 recapitalization will allow us to reduce cash paid for future taxes by approximately $5.6 million annually, but will not reduce future income tax expense. For informational purposes, our consolidated statements of income for the period ended September 29, 2001 include pro forma income on an after-tax basis assuming we had been taxed as a corporation for the entire nine months. We did not have any net operating loss carryforwards at September 28, 2002. The Company is currently reflecting a 39.0% effective tax rate in the tax provision.

Backlog

Backlog decreased to approximately $341.5 million at September 28, 2002, compared to $556.8 million at December 29, 2001. We believe that up to approximately $307 million or 90% of our backlog at September 28, 2002 will be recognized as a portion of our revenues during the next 12 months. Our backlog consists of firm orders from our customers for projects in progress. Backlog does not include preliminary or speculative projects. Bookings of projects can only be reflected in the backlog when the customers have made a firm commitment. To date, we have experienced minimal cancellations because of this conservative policy. Backlog may vary significantly from quarter to quarter due to the timing of that commitment.

Liquidity and Capital Resources

Our primary sources of cash are net cash flow from operations and borrowings under the amended and restated senior credit facility. Our primary uses of this cash are principal and interest payments on indebtedness, capital expenditures and general corporate purposes.

Operating Activities

Net cash provided by operations increased to $54.3 million for the first nine months of fiscal year 2002 from $18.5 million for the first nine months of fiscal year 2001. The increase in net operating cash flow is due to higher earnings and a decrease in working capital primarily caused by fluctuations in the timing of billings to customers and the receipt of payment. Large progress billings to customers for three large Heat Recovery projects during the first three months of 2002 were collected, early in the second quarter and contributed $69 million to this decrease in working capital. These projects comprised a significant portion of the fabrication schedule for the third and fourth quarters of 2001, and were part of an advantageous multiple unit arrangement with progress billings less favorable than our normal terms. Planned fluctuations in our cash requirements for projects such as these will occur from time to time. Our $75 million revolving credit facility is available to accommodate these fluctuations.

Investing Activities

Net cash used for investing activities decreased to $1.0 million for the first nine months of fiscal year 2002 from $9.6 million for the first nine months of fiscal year 2001. In the first nine months of fiscal year 2001 the cash was primarily used for the January 2001 acquisition of a manufacturing facility in Mexico.

Financing Activities

Net cash used by financing activities was $45.5 million in the first nine months of fiscal year 2002 and net cash used by financing activities was $31.8 million in the first nine months of fiscal year 2001. Activity in 2002 consists of net payments on our revolving credit facility of $8.5 million as well as payments on our term debt of $37.0 million. The net impact of the IPO and the related financing of the Company’s bank credit facilities accounted for the major portion of the 2001 activity.

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

At September 28, 2002, the Company had $60.0 million outstanding under the term loan and no balance was outstanding under the revolver. Letters of credit totaling $41.6 million were issued and outstanding at September 28, 2002. Currently, there are no amounts drawn upon these letters of credit.

At the Company’s option, amounts borrowed under the amended and restated senior credit facility will bear interest at either the Eurodollar rate or an alternate base rate, plus, in each case, an applicable margin. The applicable margin will range from 1.0% to 2.25% in the case of a Eurodollar based loan and from 0% to 1.25% in the case of a base rate loan, in each case, based on a leverage ratio. At September 28, 2002 the term debt of $60.0 million bore interest at an average rate of approximately 3.54%.

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

Cash Obligations

Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our amended and restated senior credit facility and rent payments required under operating lease agreements. During the first nine months of 2002 we made regularly scheduled principal payments on our long-term debt of $7.1 million and prepayments of $38.4 million, including a net reduction of $8.5 million to our revolving credit facility.

The following table summarizes our fixed cash obligations as of September 28, 2002 over various future periods (in thousands):

		Payments Due by Period

	2002	2003-	2004-	2006-
Contractual Cash Obligations	remaining	2004	2005	thereafter	Total

Long-term Debt	$17	$35,125	$24,949	$—	$60,091
Operating Leases	719	4,151	2,170	3,858	10,898

Total Contractual Cash Obligations	$736	$39,276	$27,119	$3,858	$70,989

At September 28, 2002, the Company had available cash on hand of approximately $10.2 million and approximately $33.4 million of available capacity under its revolving credit facility. The Company may utilize borrowings under the revolving credit facility to supplement its cash requirements from time to time. The Company anticipates that it will generate sufficient cash flows from operations to satisfy its cash commitments and capital requirements for fiscal year 2002. The Company estimates that its total net capital expenditures for fiscal year 2002 will be below $1.5 million compared to $11.6 in 2001. The amount of cash flows generated from operations is subject to a number of risks and uncertainties, including the continued construction of gas turbine power generation plants as well as other risks described under “Item 1. Business- Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 29, 2001, filed with the Securities and Exchange Commission. In fiscal 2002, the Company may actively seek and consider acquisitions of or investments in complementary businesses, products or services. The consummation of any acquisitions could affect the Company’s liquidity profile and level of outstanding debt and equity securities. In the event the Company desires to engage in any of these activities, there is no assurance that financing will be available in amounts or terms that are acceptable.

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

Revenue Recognition- GPEG currently has two segments: Heat Recovery Equipment and Auxiliary Power Equipment. Revenues and cost of sales for our Heat Recovery Equipment segment are recognized on the percentage-of-completion method based on the percentage of actual hours incurred to date in relation to total estimated hours for each contract. Our estimate of the total hours to be incurred at any particular time has a significant impact on the revenue recognized for the respective period. The percentage-of-completion method is only allowed under certain circumstances in which the revenue process is long-term in nature (often in excess of one year), the products sold are highly customized and a process is in place whereby revenues, costs and margins can be accurately estimated. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income, and the effects of such revisions are recognized in the period that the revisions are determined. Under percentage-of-completion accounting, management must also make key judgments in areas such as percent complete, estimates of project costs and margin, estimates of total and remaining project hours and liquidated damages assessments. A one percent fluctuation of our estimate of percent complete could increase or decrease revenues by approximately $2.6 million based on 2002 revenues.

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

Related Parties

Affiliates of Harvest Partners, Inc. are our largest stockholders. In addition, two of the directors that serve on our board are both general partners of Harvest Partners, Inc. During the first nine months of fiscal 2002 and the first nine months of fiscal 2001, we incurred consulting expenses from Harvest in the amounts of $0.9 million and $0.6 million, respectively. We are contractually committed to annual payments of certain fees for financial advisory and strategic planning services to Harvest of $1.2 million per year through 2003. After 2003 the contract for services will be renewed on a year-to-year basis with payments subject to Harvest’s level of ownership.

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

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates. Assuming our current level of borrowings, a 100 basis point increase in interest rates under these borrowings would have increased our interest expense for 2002 by approximately $.6 million. During 2001, we managed our exposure to interest rate fluctuations on our variable rate debt through the use of an interest rate collar agreement with a notional amount of $77.1 million until July 2001, when the collar agreement was terminated. With the rapid decreases in interest rates through the first seven months of 2001, the obligation under the collar increased to approximately $1.9 million. In July of 2001, we decided to terminate the collar agreement, rather than incur further costs related to reductions in interest rates going forward. As a result, the interest expense for the second and third quarters of 2001 included $1.4 million and $0.5 million, respectively, to reflect the mark to market of the collar.

Foreign Currency Exchange Risk

Portions of our operations are located in foreign jurisdictions including Europe and Mexico. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. In addition, sales of products and services are affected by the value of the U.S. dollar relative to other currencies. Periodically we manage our foreign currency exposure through the use of foreign currency option contracts. Contracts totaling $27 million were in place at September 28, 2002.

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

In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, and the accounting and reporting provisions of APB Opinion 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that APB Opinion). SFAS 144 establishes a single accounting model, based on the framework established in SFAS 121. SFAS 144 also resolves several significant implementation issues related to SFAS 121, such as eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment and establishing criteria to define whether a long-lived asset is held for sale. The Company adopted SFAS 144 effective December 30, 2001, the beginning of the Company’s fiscal year 2002. The impact of adopting SFAS 144 was not material.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are adequate and effective to ensure that material information related to us, including our consolidated subsidiaries, required to be included in our periodic reports to be filed with the SEC is made known to them in a timely manner.

(b)	There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date we carried out our evaluation referenced in paragraph (a) above.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

99.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

(1)	Form 8-K dated August 1, 2002 filed to report earnings for the quarter ended June 29, 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Power Equipment Group Inc.

DATED: November 12, 2002	By: /s/ Larry Edwards Larry Edwards President and Chief Executive Officer

Global Power Equipment Group Inc.

DATED: November 12, 2002	By: /s/ Michael H. Hackner Michael H. Hackner Chief Financial Officer and Vice President of Finance (Principal Financial Officer)

CERTIFICATIONS

I, Larry Edwards, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Global Power Equipment Group Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrants’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether material or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there was significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Larry Edwards Larry Edwards President and Chief Executive Officer

I, Michael H. Hackner, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Global Power Equipment Group Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrants’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether material or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there was significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
/s/ Michael H. Hackner Michael H. Hackner Chief Financial Officer and Vice President of Finance

Exhibit Index

Exhibit No.

99.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.