Form 10-K
period 2002-12-28
GLOBAL POWER EQUIPMENT GROUP INC/
filed 2003-03-26
CIK 1136294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from .......... to ..........

Commission File Number: 001-16501

GLOBAL POWER EQUIPMENT GROUP INC.

(Exact name of registrant as specified in its charter)

Delaware	73-1541378
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X              No

The aggregate market value of the voting stock held by non-affiliates (affiliates being directors, officers and holders of more than 5% of the Company’s common stock), based on the closing price of the Common Stock on June 28, 2002, the last business day of the registrant’s most recently completed second quarter, as reported by the New York Stock Exchange, was approximately $267.2 million.

The number of shares of the Registrant’s common stock, $.01 par value, outstanding at March 19, 2003 was 43,976,679.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the annual meeting of stockholders to be held June 5, 2003 are incorporated by reference into Part III of this Form 10-K.

GLOBAL POWER EQUIPMENT GROUP INC.

FORM 10-K
December 28, 2002

PART I.

ITEM 1.   BUSINESS

Overview

Global Power Equipment Group Inc. (referred to herein as “we,” “us,” “our,” “GPEG” and the “Company”) is a global designer, engineer and fabricator of a comprehensive portfolio of equipment for gas turbine power plants and power-related equipment for industrial operations, with over 30 years of power generation industry experience. We believe that we are a leader in our industry, offering one of the broadest ranges of gas turbine power plant and other power-related equipment in the world. We hold the number one or number two market position by sales in a majority of our product lines. Our equipment is installed in power plants and in industrial operations in more than 40 countries on six continents and in our product lines, we believe that we have one of the largest installed bases of equipment for power generation in the world. In addition, we provide our customers with value-added services including engineering, retrofit and upgrade, and maintenance and repair.

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

We fabricate our equipment through a combination of in-house manufacturing and extensive outsourcing relationships. Our network of subcontractors, located throughout 30 countries, allows us to manufacture equipment for power plant projects and power-related equipment worldwide at competitive prices. Our subcontractors also enable us to meet increasing demand without being restricted by internal manufacturing capacity limitations, thus limiting our capital expenditure requirements and fixed expenses.

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

Fiscal 2002 Developments

During 2002 approximately 87 percent of our revenues were from sales of equipment and services for gas turbine power plants. Approximately 80 percent of our revenues in 2002 were from sales in the United States. Beginning in the last quarter of 2001, and continuing throughout 2002, a number of U.S. utilities and merchant power producers announced the cancellation of new power plants previously scheduled to be built. According to Energy Ventures Analysis, Inc., or EVA, approximately 27 percent of the 381,000 megawatts of the natural gas-fired capacity additions that had been announced from the end of 2001 to the end of 2002 for development in the United States through 2007 has either been cancelled or will not likely be completed by that date. EVA further estimates that 75 percent of new coal-fired capacity announced since 2000 has been cancelled.

A number of factors have contributed to this situation including:

•	A significant reduction in power prices, including forward period prices,

•	Higher operating costs due to a marked increase in natural gas prices,

•	Debt and liquidity issues at a number of merchant power producing companies, which have negatively impacted their ability to complete certain plants under construction or finance new projects.

These changes that have taken place will, in our opinion, have negative consequences such as reduced revenues and profitability for our Company and for other firms that supply products for power generation to the United States market, particularly those which produce their products primarily inside the United States.

Our Strategy

We did not have any significant projects in our firm backlog during 2002 that have been cancelled. However, we expect the existing industry conditions will likely reduce the overall market opportunity inside the United States for us over the next several years. In view of this outlook, we intend to take a number of initiatives to maximize shareholder value and enhance our market position in the power generation industry. We intend to:

•	Leverage our presence and experience in international power markets. We have a successful record of selling our products to customers in over 40 countries during the past two decades. Through our large international network of manufacturing relationships and direct sales channels, we are uniquely positioned to undertake power generation projects throughout the world. According to the International Energy Agency, or IEA, in its World Energy Outlook 2002, approximately 84% of the estimated $4.2 trillion in worldwide electrical generation capacity investment through 2030 will be expended outside of North America. The IEA estimates that 60% of the increase in natural gas supplies will be consumed in new power generation facilities and that most of this new gas turbine capacity will employ combined cycle technology.

The IEA further believes China will emerge as a significant factor in world energy markets, including oil, gas and electricity. The IEA estimates that China will account for 20 percent of the growth in global energy demand through 2030 and more than $800 billion will be needed for generating capacity alone in that country.

Recognizing the market opportunities for gas turbine generating capacity additions in China, we took some deliberate steps during 2002. We formed a joint venture operating company with Nanjing Boiler Works, established a local subsidiary to conduct business under the Global Power Equipment Group Inc. name, and expanded our local manufacturing relationships in China in order to capitalize on sales opportunities with existing original equipment manufacturer (OEMs) customers and prospective customers in China.

We also expanded our manufacturing capacity in low-cost countries in Eastern Europe, principally Poland and Romania, to supply components to new power plants that are being developed in Europe and the Middle East.

Our global presence, breadth of products and experience allows us to serve our multinational customers’ needs in a timely and efficient manner and are critical prerequisites for obtaining project awards.

•	Leverage our design and engineering capabilities to expand our product lines. We intend to expand our product lines to capture a larger share of our customers’ equipment purchases. Through our design and engineering capabilities and experience in gas turbine technology, we have developed a number of complementary product lines, including inlet cooling systems, pulse filters, air filter elements and diverter dampers. Throughout our history, we have successfully introduced new end-use applications for our underlying technologies, including products for the process, marine, pulp and paper and pharmaceutical industries.

•	Position the Company to be the preferred supplier in the U.S. market for the long-term. Our design and engineering expertise positions us to bid on and execute virtually any major gas turbine power plant project, as well as specific applications incorporating our specialty boilers, many times which are installed for co-generation projects. Our low-cost sourcing and manufacturing capability enhances our competitive market position and enables us to participate in virtually every location where new power projects will be added.

•	Pursue strategic acquisitions. We will continue to evaluate selective acquisitions, which could increase our market share in existing product lines, broaden our overall product and service offerings and expand our geographic reach. The power generation equipment industry is highly fragmented, comprised largely of small companies or corporate divisions with relatively limited product lines. The fragmented nature of the industry provides us with numerous acquisition opportunities.

According to the Energy Information Administration’s (EIA) Annual Energy Outlook 2003, approximately 428 gigawatts of new electrical generation capacity will be needed in the United States by 2025 to meet projected demand and to replace retiring units. That increase in capacity is equivalent to approximately 1,450 new combined-cycle power plants. The EIA estimates that approximately 76% of new U.S. generating capacity will be gas turbine based. We believe that our reputation for quality products, low-cost fabrication and on-time delivery of a broad line of gas turbine equipment, have made us a critical supplier to our customers and end users, further strengthening our position as a domestic market leader.

Industry Overview

Supply and Demand Trends

Worldwide, the IEA in its World Energy Outlook 2002, estimates world electricity demand will grow by 2.4% per year and double current demand by 2030. Internationally, although developing countries are moving towards industrialization and electrification, according to the EIA, more than one-fourth of the world’s population is still without electricity and four-fifths of the population that lacks electricity live in rural areas of the developing world. The most rapid growth in electricity use is projected for developing Asian nations, at 4.3% per year, and by 2030 electricity demand in these developing Asian nations is expected to triple. China’s electricity consumption is projected to rise by nearly 250%, growing by an average of 4.2% per year to 2030. In addition, both European and South American power demand is expected to grow significantly. Substantial new worldwide generation capacity is necessary to keep pace with international demand growth, which is expanding at more than twice the rate of U.S. demand. The IEA also believes that globally, the role of nuclear power will decline from 17% of electrical generation as estimated in 2000 to 9% by 2030.

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

Gas turbine power plants can have either a simple-cycle or combined-cycle configuration, both of which utilize a gas turbine and a generator to produce electricity. A simple-cycle gas turbine plant incorporates many of the products, which we manufacture, including filter houses, inlet and exhaust systems and turbine enclosures. A simple-cycle plant converts approximately 33% of the fuel’s energy content into electricity. A combined-cycle plant has the same components as a simple-cycle plant, with the addition of a heat recovery steam generator, or HRSG. In a combined-cycle plant, the hot exhaust from the gas turbine is routed through the HRSG where steam is generated which is used to power a steam turbine and produce more electricity. Like the simple-cycle plant, the combined-cycle plant also incorporates many of the products that we manufacture. A combined-cycle power plant converts up to 58% or more of the fuel’s energy content into electricity. As a result of this increased efficiency, the EIA projects that domestic combined-cycle plant capacity will increase nearly eight-fold through 2025. As a leading provider of equipment for simple- and combined-cycle power plants, we are well positioned to benefit from these trends and, as a result, to have substantial revenues and earnings over the same time frame.

Products and Services

We conduct our business through two operating segments: our heat recovery equipment segment and our auxiliary power equipment segment. We offer a broad range of products that are integral parts of gas turbine power plants as well as power-related equipment for industrial operations. We also provide advanced engineering, retrofit and upgrade, maintenance and repair services to the power generation industry. For more information regarding our revenues, profitability and total assets by segment, see Note 15 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Heat Recovery Equipment Segment

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

Auxiliary Power Equipment Segment

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

Backlog

The time frame between receipt of an order and actual completion or delivery of our products can stretch from a few weeks to a year or more. At the time we receive a firm order from a customer, that order is added to our backlog. Our backlog consists of firm orders from our customers for projects in progress. Backlog does not include preliminary or speculative projects. As a result of this conservative policy we have experienced minimal cancellations and virtually all backlog has been subsequently recognized as revenues over the last five years. However, customers may cancel or delay projects for reasons beyond our control and we may be unable to replace any canceled orders with new orders. As a result, our backlog may not be indicative of future revenues.

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

Customers

Customers for both our heat recovery equipment segment and our auxiliary power equipment segment include original equipment manufacturers, engineering and construction firms, operators of power generation facilities and firms engaged across several process related industries. The end users of most of our products are developers and operators of gas turbine power plants. Our top ten customers vary from year to year due to the relative size and duration of our projects. In fiscal year 2002, General Electric accounted for approximately 35% of our revenues and The Southern Company accounted for approximately 14% of our revenues. No other customer accounted for over 10% of our 2002 revenues. For information with respect to our sales by geographic regions, see Note 15 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Engineering and Design Capabilities

Our business is driven by design and engineering expertise, an area in which we believe that we are an industry leader. Our products are custom-designed and engineered to meet the precise specifications of our customers, and may require a significant number of engineering hours to design. As of December 28, 2002, we employed 125 degreed engineers specialized in thermal, structural, electrical, mechanical, acoustical, industrial and chemical engineering. Our engineers utilize an extensive PC-based network and engineering programs such as AutoCad™, ANSYS™, StruCAD™ and several internally developed proprietary programs. Our proprietary programs enable us to use design elements from previous projects thereby increasing our engineering efficiency on subsequent projects.

Manufacturing and Outsourcing

Our products are fabricated utilizing a combination of in-house manufacturing and subcontractors. Most of our subcontracting work is performed outside the United States which provides a lower-cost basis for finished goods. Our extensive use of outsourcing relationships provides us the following benefits:

•	flexibility to rapidly expand or contract manufacturing capacity which limits our capital expenditure requirements and fixed expenses.

•	ability to manufacture in low cost countries, thereby reducing the overall cost of our products; and

•	ability to satisfy local content requirements.

In fiscal year 2002, subcontractors accounted for approximately 70% of our manufacturing costs. Our subcontractors manufacture products on a fixed-price basis for each project. Typically, our subcontractors agree not to manufacture competing products. We provide on-site technical advisors at our subcontracted facilities to ensure high levels of quality and workmanship. We are constantly pursuing new international subcontractor relationships to enhance our ability to manufacture equipment at the lowest cost while maintaining high-quality standards and on-time delivery.

While a majority of our manufacturing is outsourced, we maintain significant in-house capabilities. Our in-house manufacturing capability allows us to internally develop production methods, train personnel, protect highly sensitive designs and fabricate products whose complexity may preclude their production by subcontractors.

Segment Financial Data and Sales by Geographic Region

See Note 15 to the consolidated financial statements, included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K, for detailed financial information regarding each business segment and sales by geographic region.

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

Employees

As of December 28, 2002, we had 1,235 employees. Other than four of our remaining manufacturing employees located in Tulsa, Oklahoma and 371 of our production employees at our three Mexico facilities, none of our employees are represented by unions. We believe our employee relations are satisfactory.

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

Available Information

Our Internet address is www.globalpower.com. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the SEC.

Risk Factors

Our business, financial condition and results of operations may be impacted by a number of factors, including, but not limited to, the following, any of which could cause actual results to vary materially from historical and current results or anticipated future results.

Substantially all of our revenues are from sales of equipment for gas turbine power plants. During periods of declining construction of new gas turbine power plants, the market for our products is significantly diminished.

The demand for our products and services depends on the continued construction of gas turbine power generation plants. In fiscal year 2002, approximately 87% of our revenues were from sales of equipment and provision of services for gas turbine power plants. The power generation equipment industry has experienced cyclical periods of slow growth or decline. In periods of decreased demand for new gas turbine power plants, our customers may be more likely to decrease expenditures on the types of products and systems that we supply and, as a result, our sales may decrease. In addition, the gas turbine power industry depends on natural gas. A rise in the price or shortage of natural gas could reduce the profitability of gas turbine power plants, which could adversely affect our sales.

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

Other current power technologies, improvements to these technologies and new alternative power technologies that compete or may compete in the future with gas turbine power plants could affect our sales and profitability. Furthermore, in fiscal year 2002, approximately 40% of our revenues were from sales of heat recovery equipment used in combined-cycle power plants. Any change in the power generation industry which results in a decline in the construction of new combined-cycle power plants or a decline in the upgrading of existing simple-cycle power plants to combined-cycle power plants could materially adversely affect our sales.

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

We depend on a relatively small number of customers for a significant portion of our revenues. In fiscal year 2000, two customers accounted for approximately 53% of our consolidated revenues. In fiscal year 2001, three customers accounted for approximately

52% of our consolidated revenues. In fiscal year 2002, two customers accounted for approximately 49% of our consolidated revenues and approximately 42% of our backlog at the end of the year. In addition, our five largest customers accounted for approximately 67% of our revenues in fiscal year 2002 and approximately 59% of our backlog at the end of the year. Other than their obligations under firm orders placed in our backlog, none of our customers has a long-term contractual obligation to purchase any material amounts of products from us. All of our firm orders contain cancellation provisions which permit us to recover only our costs and a portion of our anticipated profit in the event a customer cancels its order. If a customer elects to cancel, we may not realize the full amount of future revenues included in our backlog. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenues. Because our major customers represent a large part of our business, the loss of any of our major customers could negatively impact our business and results of operations.

If our costs exceed the estimates we use to set the fixed prices of our contracts, our earnings will be reduced.

We enter into nearly all of our contracts on a fixed-price basis. As a result, we benefit from cost savings, but have limited ability to recover for any cost overruns. Contract prices are established based in part on our projected costs, which are subject to a number of assumptions. The costs that we incur in connection with each contract can vary, sometimes substantially, from our original projections. Because of the large scale and long duration of our contracts, unanticipated changes may occur, such as customer budget decisions, design changes, delays in receiving permits and cost increases, which may delay delivery of our products. In addition, we often are contractually subject to liquidated damages for late delivery.

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

As a result of our competitors’ business practices, we may need to lower our prices and/or devote significant resources to marketing our products in order to remain competitive. Lower prices and/or higher costs would reduce our revenues and our profitability.

If we are unable to control the quality or timely production of products manufactured for us by subcontractors, our reputation could be adversely affected and we could lose customers. If we are unable to recover any advance progress payments made to subcontractors, our profitability would be adversely affected.

We rely on subcontractors to manufacture and assemble a substantial portion of our products. In fiscal year 2002, subcontractors accounted for approximately 70% of our manufacturing costs. Although we have on-site supervision of our subcontractors to review and monitor their quality control systems, the quality and timing of their production is not totally under our control. Our subcontractors may not always meet the level of quality control and the delivery schedules required by our customers. The failure of our subcontractors to produce quality products in a timely manner could adversely affect our reputation and result in the cancellation of orders for our products and the loss of customers.

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

Our quarterly revenues and earnings have varied in the past and are likely to vary in the future. Our contracts stipulate customer-specific delivery terms which, coupled with other factors beyond our control that may occur at any time over a contract cycle of up to a year or more, may result in uneven realization of revenues and earnings over time. Due to our large average contract size, our sales volume during any given period may be concentrated in relatively few orders, intensifying the magnitude of these fluctuations. Consequently, our quarterly performance may not be indicative of our success in achieving year-over-year growth objectives. Furthermore, some of our operating costs are fixed. As a result, we may have limited ability to reduce our operating costs in response to unanticipated decreases in our revenues or the demand for our products in any given quarter. Therefore, our operating results in any quarter may not be indicative of our future performance. In addition, because we must make significant estimates related to potential charges when we recognize revenue on a percentage of completion basis, we may have difficulty accurately estimating revenues and profits from quarter to quarter.

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

We have developed several proprietary software programs to help us design our products. Our ability to protect our proprietary rights to these programs is important to our success. We protect these rights through the use of internal controls and confidentiality and non-disclosure agreements and other legal protections. The legal protections afforded to our proprietary rights and the precautions we have taken may not be adequate to prevent misappropriation of our proprietary rights. We generally enter into non-disclosure and confidentiality agreements with our employees and subcontractors with access to sensitive design software and technology. However, these contractual protections do not prevent independent third-parties from developing functionally equivalent or superior technologies, programs, products or professional services. Third-parties may also infringe upon or misappropriate our proprietary rights and use them to develop competing products. If we were required to commence legal actions to enforce our intellectual property or proprietary rights or to defend ourselves against claims that we are infringing on the intellectual property or proprietary rights of others, we could incur substantial costs and divert management’s attention from operations.

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

As a result of our June 1998 acquisition of the power generation division of Jason Incorporated and our October 2000 acquisition of CFI Holdings, Inc. and its subsidiaries, we have approximately $45.0 million of goodwill recorded on our consolidated balance sheet as of December 28, 2002. Due to the implementation of Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized but must be tested for impairment at least annually based on a fair value concept. If we were required to write-off our goodwill our results of operations and financial position could be materially adversely affected.

We are exposed to market risks from changes in interest rates and foreign currency exchange rates.

We are subject to market risks from changes in interest rates. Our amended and restated senior credit facility’s variable-rate debt bears interest, at our option, at either the Eurodollar rate or an alternate base rate plus, in each case, an applicable margin. Assuming our current level of borrowings, a 100 basis point increase in interest rates under these borrowings would increase our interest expense for fiscal year 2003 by approximately $0.6 million.

We are also subject to market risks from fluctuations in foreign currency exchange rates. Portions of our operations are located in foreign jurisdictions and a portion of our billings are paid in foreign currencies. Changes in foreign currency exchange rates or weak economic conditions in foreign markets could therefore cause fluctuations in those revenues derived from foreign operations. In addition, sales of products and services are affected by the value of the U.S. dollar relative to other currencies.

ITEM 2.   PROPERTIES

Our executive offices currently occupy 10,870 square feet in Tulsa, Oklahoma. The lease for this facility expires in November 2004. We have 7 other U.S. facilities, as well as facilities in the Netherlands and Mexico. Information about our material facilities at December 28, 2002 is described below:

Leased / Owned
Location	Square Feet	(Expiration Date)	Principal Uses

Heat Recovery Equipment Segment

Plymouth, Minnesota	44,469 92,000 84,900	leased (9/30/09) leased (01/31/06) owned	Engineering and administrative office Manufacturing Manufacturing
Auxiliary Power Equipment Segment

Auburn, Massachusetts Clinton, South Carolina Heerlen, The Netherlands Monterrey, Mexico San Antonio, Mexico Toluca, Mexico Tulsa, Oklahoma	69,000 71,000 10,000 100,000 40,000 60,000 160,000	owned owned leased (10/31/04) owned leased (02/01/06) leased (05/01/04) leased (08/31/11)	Manufacturing, engineering and administrative office Manufacturing and engineering Engineering Manufacturing Manufacturing Manufacturing Manufacturing, engineering and administrative office

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the fourth quarter ended December 28, 2002.

ITEM 4A.   EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth as of the date hereof certain information regarding the executive officers of the Company. Officers are elected annually by the Board of Directors and serve at its discretion.

Name	Age	Position

Larry Edwards	53	President, Chief Executive Officer and Director
Gary Obermiller	54	Senior Vice President and President, Deltak
Gene Schockemoehl	53	Senior Vice President and President, Braden
Michael Hackner	55	Chief Financial Officer and Vice President of Finance
James Wilson	43	Vice President of Administration
John Matheson	37	General Counsel and Secretary
John McSweeney	59	President, Consolidated Fabricators

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

John Matheson is our general counsel and secretary. Prior to joining our company, from 1999 to 2001, Mr. Matheson served as senior attorney for The Williams Companies, an international energy and telecommunications company, where he directed the business development legal group of Williams Communications, which was responsible for mergers, acquisitions and securities law matters.

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

PART II.

ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock began trading on the New York Stock Exchange under the symbol “GEG” on May 18, 2001, following completion of our IPO. The following table sets forth the high and low sale prices per share of our common stock, as reported in the New York Stock Exchange composite transactions, for the periods indicated:

	Fiscal 2002		Fiscal 2001

	High	Low	High	Low

First Quarter	$15.54	$8.60	N/A	N/A
Second Quarter	$12.49	$8.49	$37.90	$22.05
Third Quarter	$10.05	$3.90	$30.95	$13.55
Fourth Quarter	$5.53	$3.74	$17.60	$11.45

Substantially all of the Company’s stockholders maintain their shares in “street name” accounts and are not, individually, stockholders of record. As of March 19, 2003, our common stock was held by 126 shareholders of record.

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

Our ability to pay cash dividends or make other distributions is subject to certain limitations under the terms of our current amended and restated senior credit facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources,” and Note 11 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data of Global Power Equipment Group Inc. and its predecessors for periods and as of the dates indicated. The financial data of the Company’s predecessor for the period from December 27, 1997 through June 4, 1998 has been derived from audited consolidated financial statements of the predecessor. The financial data for the period June 5, 1998 through December 26, 1998 and fiscal years 1999, 2000, 2001 and 2002 have been derived from our audited consolidated financial statements. Such data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

						Predecessor

					Period From	Period From
	Fiscal Year				June 5 to	December 27,
					December 26,	1997 to
	2002	2001	2000	1999	1998	June 4, 1998

Results of Operations Data:	(in thousands, except share and per common share data)
Revenues	$586,805	$723,504	$416,591	$275,199	$98,363	$60,881
Cost of sales	455,339	591,958	345,688	226,051	80,283	48,529

Gross profit	131,466	131,546	70,903	49,148	18,080	12,352
Selling and administrative expenses	42,212	40,333	27,045	23,166	10,825	8,787
Recapitalization charge (1)	—	—	38,114	—	—	—
Amortization expense	—	1,716	1,250	1,100	727	787

Operating income	89,254	89,497	4,494	24,882	6,528	2,778
Interest expense	4,210	15,896	12,175	3,410	2,966	439

Income (loss) before income taxes and extraordinary loss	85,044	73,601	(7,681)	21,472	3,562	2,339
Income tax provision (benefit)	33,167	22,905	(433)	1,087	176	996
Income tax benefit from tax status change (2)	—	(88,000)	—	—	—	—

Income (loss) before extraordinary loss	51,877	138,696	(7,248)	20,385	3,386	1,343
Preferred stock dividend	—	2,947	3,386	420	420	—

Income (loss) available to common stockholders	51,877	135,749	(10,634)	19,965	2,966	1,343
Extraordinary loss on debt extinguishment, net of tax	—	(18,060)	(1,536)	—	—	—

Net income (loss) available to common stockholders	$51,877	$117,689	$(12,170)	$19,965	$2,966	$1,343

Per Common Share Data (3):
Earnings (loss) per common share:
Basic income (loss) per common share
Income (loss) before extraordinary item	$1.18	$3.46	$(0.03)	$0.03	$—
Extraordinary item	—	(0.46)	(0.00)	—	—

Net income (loss) to common shareholder	$1.18	$3.00	$(0.03)	$0.03	$—

Diluted income (loss) per common share
Income (loss) before extraordinary item	$1.14	$3.31	$(0.03)	$0.03	$—
Extraordinary item	—	(0.44)	(0.00)	—	—

Net income (loss) to common shareholder	$1.14	$2.87	$(0.03)	$0.03	$—

Weighted average common shares outstanding:
Basic	43,958,918	39,275,398	388,455,915	633,417,313	599,518,400
Diluted	45,635,544	41,010,887	388,455,915	788,175,789	741,918,080

						Predecessor

					Period From	Period From
	Fiscal Year				June 5 to	December 27,
					December 26,	1997 to
	2002	2001	2000	1999	1998	June 4, 1998

	(in thousands, except share and per common share data)
Other Financial Data:
Depreciation and amortization	$4,625	$6,684	$4,311	$3,126	$1,851	$—
Capital expenditures, net	1,341	11,559	2,187	2,375	1,065	—
Net cash provided by (used in):
Operating activities	103,496	12,018	24,789	39,466	7,514	—
Investing activities	(1,341)	(11,559)	(19,840)	1,393	(1,065)	—
Financing activities	(45,548)	(24,332)	10,246	(39,469)	(213)	—
EBITDA(4)	92,936	76,301	6,428	27,660	8,172	—
EBITDA, as adjusted(5)	92,936	94,361	46,078	27,660	8,172	—
Balance Sheet Data (at end of period):
Property, plant and equipment, net	25,469	27,810	19,433	15,071	14,864	9,356
Total assets	369,704	430,631	245,693	131,493	109,316	136,486
Total debt	60,073	105,629	219,094	27,421	44,401	—

(1)	In fiscal year 2000, we incurred a non-recurring recapitalization charge associated with the cancellation of options outstanding as of the closing date of the August 2000 recapitalization.

(2)	Due to the Company’s change in tax status at the IPO date from an LLC to a taxable entity, the Company was required to record all deferred tax assets and liabilities, which were previously the responsibility of the LLC members. As a result, the Company recorded a net deferred tax asset on the date of the reorganization of approximately $88.0 million and recorded a corresponding $88.0 million income tax benefit.

(3)	Income (loss) before extraordinary item per common share is calculated by dividing income before extraordinary item after adjusting for preferred dividends by the weighted-average number of common units outstanding during each period. Preferred dividends were $0.4 million, $0.4 million, $3.4 million and $2.9 million in the period from June 5, 1998 through December 26, 1998 and for fiscal years 1999, 2000 and 2001, respectively. (None in 2002).

(4)	EBITDA, represents income (loss) before income taxes plus interest, depreciation and amortization. EBITDA is presented because we believe that it is a measure that is frequently used by security analysts in the evaluation of companies. EBITDA should not be considered in isolation or as an alternative to cash flow from operating activities, as a measure of liquidity, as an alternative to net income, as an indicator of operating performance or as an alternative to any other measure of performance in accordance with generally accepted accounting principles.

(5)	EBITDA, as adjusted, represents income (loss) before income taxes and extraordinary items, plus interest, depreciation, amortization and recapitalization charge. EBITDA, as adjusted, is presented because we believe that it is a measure that is frequently used by security analysts in the evaluation of companies. EBITDA, as adjusted, should not be considered in isolation or as an alternative to cash flow from operating activities, as a measure of liquidity, as an alternative to net income, as an indicator of operating performance, or as an alternative to any other measure of performance in accordance with generally accepted accounting principles.

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

During the first quarter of fiscal year 2002, we informed the workforce at our Ft. Smith, Arkansas plant that we would close that facility permanently effective April 30, 2002. The decision was based entirely on the cost structure of that facility and we had already secured replacement capacity to offset that closure in other lower-cost locations around the globe. The Auxiliary Power Equipment segment recorded $875,000 of severance costs related to the elimination of approximately 100 employee positions at the Fort Smith plant during the first quarter of 2002. We have also scaled back operations at other locations in our efforts to continually seek to further our use of low-cost subcontractor fabrication as well as manage our costs due to the downturn in the U.S. market. Additional workforce reductions in the Auxiliary Power Equipment segment either through lay-offs or attrition were 199, with severance costs of $125,000. The Heat Recovery Equipment segment reductions totaled 213, with total severance costs of $340,000.

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

In July 2000, the owners of GEEG Holdings, L.L.C. sought purchasers for the company, as a result of which, in August 2000, investment entities controlled by Harvest Partners, Inc. (Harvest Partners) acquired control of GEEG Holdings, L.L.C. in a recapitalization transaction. Pursuant to the operating agreement of GEEG Holdings, L.L.C., the representatives of Harvest Partners controlled a majority of the votes on the board of directors.

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

On May 18, 2001, the Company completed a reorganization, as a result of which Global Power Equipment Group Inc. “GPEG” or the “Company” became the successor to GEEG Holdings, L.L.C. On May 23, 2001, the Company completed its initial public offering

(IPO) of 7,350,000 shares of its common stock. The beneficial ownership of the Company’s common stock immediately after completion of the reorganization transaction, but prior to the closing of the IPO, was identical to the beneficial ownership of the common and preferred units of GEEG Holdings, L.L.C. immediately before the reorganization transaction. As part of the reorganization transaction, the following occurred:

•	GEEG Holdings, L.L.C. declared a distribution on its preferred units in an aggregate amount of $6.3 million, which was equal to the accrued and unpaid dividend on those units, which was paid from the proceeds of the offering;

•	GEEG Holdings, L.L.C. declared a distribution to its members on account of their remaining fiscal year 2001 tax liability, a portion of which was paid during the second fiscal quarter after completion of the IPO. The remaining balance was paid during the fourth fiscal quarter out of available cash; and

•	the holders of common and preferred units of GEEG Holdings, L.L.C. exchanged their units for shares of GPEG’s common stock.

In connection with the reorganization and the IPO, the Company refinanced a portion of its outstanding indebtedness. The Company used a portion of the net proceeds from the IPO to repay $27.5 million of its outstanding senior subordinated loan and $85.4 million of the outstanding balance of its outstanding senior term loans under its senior credit facility. The Company refinanced the remaining balance on its senior term loans under its senior credit facility using the proceeds of a term A loan under an amended and restated senior credit facility. For additional information, see “Liquidity and Capital Resources” below. This refinancing of the Company’s outstanding indebtedness resulted in an approximate $8.4 million after-tax extraordinary loss from the write-off of deferred financing costs and debt discount, as well as prepayment premiums relating to the prepayment of long-term debt. On June 15, 2001, the Company retired the remaining $40.0 million of its senior subordinated loan with the proceeds of a $35.0 million increase to the new term loan facility and $5.0 million on the Company’s revolving credit facility. This debt extinguishment resulted in an approximate $9.7 million after-tax extraordinary loss from the write-off of deferred financing costs and debt discount, as well as prepayment premiums relating to the prepayment of long-term debt. These extraordinary loss amounts were charged to earnings in the second quarter of fiscal 2001.

Results of Operations

The table below represents the operating results of the Company for the periods indicated (in thousands except per share amounts):

	2002	2001	2000

Revenues	$586,805	$723,504	$416,591
Cost of sales	455,339	591,958	345,688

Gross profit	131,466	131,546	70,903
Selling and administrative expenses	42,212	40,333	27,045
Recapitalization charge	—	—	38,114
Amortization expense	—	1,716	1,250

Operating income	89,254	89,497	4,494
Interest expense	4,210	15,896	12,175

Income (loss) before income taxes and extraordinary loss	85,044	73,601	(7,681)
Income tax provision (benefit)	33,167	22,905	(433)
Income tax benefit from tax status change	—	(88,000)	—

Income (loss) before extraordinary loss	51,877	138,696	(7,248)
Extraordinary loss on debt extinguishment, net of tax	—	(18,060)	(1,536)

Net income (loss)	51,877	120,636	(8,784)
Preferred dividend	—	(2,947)	(3,386)

Net income (loss) available to common stockholders	51,877	117,689	(12,170)
Add (Less):
Preferred dividend	—	2,947	3,386
Extraordinary loss on debt extinguishment, net of tax	—	18,060	1,536
Income tax benefit from tax status change	—	(88,000)	—
Reduced tax provision due to non-taxable status prior to IPO	—	(8,607)	—
Effect of debt restructuring	—	6,394	—
IPO related compensation charge and other	—	804	—
Recapitalization charge	—	—	38,114

Adjusted net income available to common stockholders	$51,877	$49,287	$30,866

Adjusted diluted income per common share
Diluted shares outstanding	45,636	46,874 *	388,456

Net income available to common stockholders	$1.14	$1.05	$0.08

*	Adjusted from actual weighted average shares for 2001 of 41,011 to include all issued and outstanding common stock of 43,953 and 2,921 granted stock options on a non-weighted average basis.

EBITDA calculation:
Net Income	$51,877	$120,636	$(8,784)
Add:
Interest expense	4,210	15,896	12,175
Income taxes	33,167	(65,095)	(433)
Depreciation and amortization	3,682	4,864	3,470

EBITDA	92,936	76,301	6,428
Add:
Extraordinary loss on debt extinguishment, net of tax	—	18,060	1,536
Recapitalization charge	—	—	38,114

Adjusted EBITDA	$92,936	$94,361	$46,078

Our fiscal year ends on the last Saturday in December. As a result, references in this report to fiscal year 2002 refers to the fiscal year ended December 28, 2002, fiscal year 2001 refers to the fiscal year ended December 29, 2001, and fiscal year 2000 refers to the fiscal year ended December 30, 2000. The Company uses a 52-/53-week fiscal year ending on the last Saturday in December. The fiscal years 2002, 2001 and 2000 include 52, 52 and 53 weeks, respectively.

Fiscal Year 2002 compared to Fiscal Year 2001

Revenues

Revenues decreased 18.9% to $586.8 million for fiscal year 2002 from $723.5 million for fiscal year 2001. This decrease is primarily the result of lower revenue recognition, due to a decline in new orders for HRSGs and exhaust systems beginning in the second half of 2001 and continuing through 2002. A significant increase in the volume of inlet systems shipped partially offset this reduction in HRSGs and exhaust system revenue. The development of gas turbine power plants increased substantially with new order growth during 2000 and through the first half of 2001 but has slowed considerably since. As the number of projects grew, our bookings and backlog increased significantly with our backlog peaking at the end of our third quarter of 2001. We continued to work off our substantial backlog accumulated in 2001 through fiscal year 2002.

The following table sets forth our segment revenues for fiscal year 2002 and fiscal year 2001 (dollars in thousands):

	Revenues

	Fiscal Year	Fiscal Year	Percentage
	2002	2001	Change

Heat recovery equipment segment:
HRSGs	$231,019	$324,211	-28.7%
Specialty boilers	77,609	118,108	-34.3%

Total segment revenues	$308,628	$442,319	-30.2%

Auxiliary power equipment segment:
Exhaust systems	$67,375	$123,919	-45.6%
Inlet systems	134,153	86,798	54.6%
Other	76,649	70,468	8.8%

Total segment revenues	$278,177	$281,185	-1.1%

The heat recovery equipment segment revenues decreased 30.2% to $308.6 million for fiscal year 2002. Revenues for HRSGs decreased 28.7% to $231.0 million. Our revenue decreased over the prior year as the order activity for HRSGs slowed considerably compared to the same period last year. Revenues for specialty boilers decreased by 34.3% to $77.6 million. This decrease was due primarily to a lower level of revenue recognized for selective catalytic reduction (SCR) units in 2002 versus 2001. The large decrease in SCR units was expected, and is due to one-time environmental compliance-related investments made in the U.S.

The auxiliary power equipment segment revenues decreased 1.1% to $278.2 million for fiscal year 2002. Revenues for exhaust systems decreased by 45.6 % to $67.4 million. This decline is primarily the result of more plants being constructed as combined-cycle units which require less exhaust equipment and more HRSG equipment. Revenue from the HRSG equipment, used in combined-cycle units, is typically recognized earlier in the project cycle than the inlet systems equipment. As such, the decrease in exhaust systems has not been directly offset with an increase in HRSG revenue. Revenues for inlet systems increased by 54.6% to $134.2 million. The significant increase for fiscal year 2002 continues to reflect our expansion of our inlet fabrication in Mexico, South Asia and Eastern Europe, which allowed us to become more competitive and improve our market share for these products. Revenues for other equipment increased by 8.8% to $76.6 million, driven by a higher volume of orders in the retrofit equipment portion of this category.

The demand for our products and services depends, to a significant degree, on the continued construction of gas turbine power generation plants. In fiscal year 2002, approximately 87% of our revenues were from sales of equipment and provision of services for gas turbine power plants. The power generation equipment industry has experienced cyclical periods of growth or decline. In periods of decreased demand for new gas turbine power plants or when merchant power producers experience difficulty in raising capital to finance new power plants, our customers may be more likely to decrease expenditures on the types of products and systems that we supply and, as a result, our sales may decrease. In addition, the gas turbine power industry depends on natural gas. A rise in the long-term price or an extended shortage of natural gas could reduce the profitability of gas turbine power plants, which could adversely affect our sales. Liquidity concerns beginning in the latter half of 2001 and continuing into 2002 in the merchant power production sector have reduced the availability of financing for power plant development in the United States and have caused the market for our products to decline. While it is believed that the long-term need for power plants on a world-wide basis is substantial, lower demand, in the United States at the end of 2001 and continuing through 2002, has negatively impacted our bookings and revenue. However, demand for new power plants outside of the United States will continue to be a good market for our products.

The following table presents our revenues by geographic region (dollars in millions):

	Fiscal Year 2002		Fiscal Year 2001

		Percent		Percent
	Revenue	of Total	Revenue	of Total

North America	$483.5	82.4%	$669.2	92.5%
South America	8.8	1.5%	16.5	2.3%
Europe	48.5	8.3%	13.8	1.9%
Asia	30.8	5.2%	6.5	0.9%
Other	15.2	2.6%	17.5	2.4%

Total	$586.8	100.0%	$723.5	100.0%

Revenues in North America comprised 82.4% of our revenues for fiscal year 2002 and 92.5% for fiscal year 2001. Revenues in North America decreased 27.8% to $483.5 million for fiscal year 2002, primarily as a result of continued softening in the volume of products sold. This volume decrease was caused primarily by the decrease in demand experienced overall in the U.S. gas turbine power generation equipment industry during the latter half of 2001 and continuing through 2002. This decrease in demand for our products reflects various issues such as liquidity problems at several companies in the power plant development industry as well as reduced growth rates and forecasted power generation needs in the United States. Although current demand for our products has decreased considerably in 2002, it is believed that the long-term need for power plants around the world is substantial.

Revenues in Europe and Asia increased by 251.4% and 373.8%, respectively, for fiscal year 2002. This demonstrates an increased proportion of our business beginning to shift outside of North America. The Company believes Asia will account for an increasingly larger proportion of the Company’s revenues over the next several years that will partially offset the expected decline in U.S. sales. More specifically, we took some deliberate steps in 2002 to address the market opportunities for gas turbine generating capacity additions in China. We formed a joint venture operating company with Nanjing Boiler Works, established a local subsidiary to conduct business under the Global Power Equipment Group Inc. name, and expanded our local manufacturing relationships in China in order to capitalize on sales opportunities with existing original equipment manufacturer (OEMs) customers and prospective customers in China.

Gross Profit

Gross profit decreased 0.1% to $131.4 million for fiscal year 2002 from $131.5 million for fiscal year 2001. While total revenues decreased approximately 18.9%, gross profit remained virtually unchanged due to an improvement in our gross profit as a percentage of revenues from 18.2% in fiscal year 2001 to 22.4% in fiscal year 2002. The continued benefit of concentrating increased production in lower cost countries as well as improved product quality that has substantially reduced rework costs and, to a lesser degree, a change in the product mix within our two operating segments has lowered product costs. While we will continue to manage costs by focusing on production in lower labor cost countries and maximizing product quality, the gross margin percentage experienced during the last half of this fiscal year is not expected to continue throughout the next fiscal year. Due to the increasingly competitive market, our gross margin percentages will likely be reduced to more historic levels experienced during the last several years.

During the first quarter of fiscal year 2002, we informed the workforce at our Ft. Smith, Arkansas plant that we would close that facility permanently effective April 30, 2002. The decision was based entirely on the cost structure of that facility and we had already secured replacement capacity to offset that closure in other lower-cost locations around the globe. The Auxiliary Power Equipment segment recorded $875,000 of severance costs related to the elimination of approximately 100 employee positions at the Fort Smith plant during the first quarter of 2002. We have also scaled back operations at other locations in our efforts to continually seek to further our use of low-cost subcontractor fabrication as well as manage our costs due to the downturn in the U.S. market. Additional workforce reductions in the Auxiliary Power Equipment segment either through lay-offs or attrition were 199, with severance costs of $125,000. The Heat Recovery Equipment segment reductions totaled 213, with total severance costs of $340,000.

Selling and Administrative Expenses

Selling and administrative expenses increased 4.7% to $42.2 million for fiscal year 2002 from $40.3 million for fiscal year 2001. Of this increase, costs related to our strategic acquisition efforts accounted for approximately $1.7 million. Cost savings due to decreases in sales and administrative personnel completed late in 2002 were offset by severance payments. These cost savings will be reflected in our 2003 results. As a percentage of revenues, selling and administrative expenses increased to 7.2% for fiscal year 2002 from 5.6% for the comparable prior period.

Amortization Expense

There was no amortization expense in fiscal year 2002 compared to $1.7 million in fiscal year 2001 due to the adoption of SFAS 142 at the beginning of fiscal year 2002.

Operating Income

Operating income decreased to $89.3 million for fiscal year 2002 from $89.5 million in fiscal year 2001. While revenues decreased, the improvement in our gross profit as a percentage of revenues offset this decrease as 2002 operating income was virtually unchanged from 2001. Also contributing positively to the fiscal year 2002 operating income was the elimination of approximately $1.7 million of amortization expense due to the adoption of SFAS 142.

Interest Expense

Interest expense decreased to $4.2 million for fiscal year 2002 from $15.9 million for fiscal year 2001. This decrease is due to a reduction of debt of nearly $160 million paid off with proceeds from our 2001 IPO as well as funds provided from operations. During 2002 we made mandatory principal payments and voluntary prepayments totaling $45.5 million, including a net reduction of $8.5 million to our revolving credit facility. Additionally, our borrowing interest rate has decreased by approximately 400 basis points due to general market interest rate reductions and our new credit facilities.

Income Taxes

GEEG Holdings, L.L.C. and its primary operating subsidiaries were limited liability companies prior to the reorganization, and were treated as partnerships for income tax purposes. As a result, no income tax provision was made with respect to these entities for periods prior to May 18, 2001. However, because some of GEEG Holdings, L.L.C.’s subsidiaries are corporations, our historical consolidated financial statements reflect a small income tax provision (benefit) for those prior periods.

As a result of the reorganization transaction, we became subject to corporate federal and state income taxes beginning on May 18, 2001. Also, as a result of the change in our tax status in connection with the reorganization, we recorded an income tax benefit and related deferred tax asset of $88.0 million, which primarily represents the excess tax basis over book basis related to the August 2000 recapitalization. The reduction of the deferred tax asset related to the amortization of goodwill resulting from the August 2000 recapitalization will allow us to reduce cash paid for future taxes by approximately $5.6 million annually, but will not reduce future income tax expense. For informational purposes, our consolidated statements of income for the periods prior to May 18, 2001 include pro forma income on an after-tax basis assuming we had been taxed as a corporation since December 27, 1998. We did not have any net operating loss carryforwards at December 28, 2002. The Company is currently reflecting a 39.0% effective tax rate in the tax provision.

Backlog

Backlog decreased to $275.1 million at December 28, 2002 compared to $556.8 million at December 29, 2001. Based on production and delivery schedules, we believe that up to $247.6 million or 90% of our backlog at the end of fiscal year 2002 will be recognized as revenue during the next 12 months. Our backlog consists of firm orders from our customers for projects in progress. Backlog does not include preliminary or speculative projects. Bookings of projects can only be reflected in the backlog when the customers have made a firm commitment. To date, we have experienced minimal cancellations because of this conservative policy. Backlog may vary significantly from quarter to quarter due to the timing of that commitment.

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

The following table sets forth our segment revenues for fiscal year 2001 and fiscal year 2000 (dollars in thousands):

	Fiscal Year	Fiscal Year	Percentage
	2001	2000	Change

Heat recovery equipment segment:
HRSGs	$324,211	$219,649	47.6%
Specialty boilers	118,108	38,995	202.9%

Total segment revenues	$442,319	$258,644	71.0%

Auxiliary power equipment segment:
Exhaust systems	$123,919	$86,228	43.7%
Inlet systems	86,798	52,004	66.9%
Other	70,468	19,715	257.4%

Total segment revenues	$281,185	$157,947	78.0%

The heat recovery equipment segment revenues increased 71.0% to $442.3 million for fiscal year 2001. Revenues for HRSGs increased 47.6% to $324.2 million. Although the volume of orders did not increase significantly, the size of the orders increased which allowed us to recognize significantly higher revenues over the prior year. Revenues for specialty boilers increased by 202.9%

to $118.1 million. This increase was due primarily to several larger multiple unit orders on which the Company was able to generate substantially increased revenues, as well as the accelerated delivery requirements of its customers.

The auxiliary power equipment segment revenues increased 78.0% to $281.2 million for fiscal year 2001. Revenues for exhaust systems increased by 43.7 % to $123.9 million. This increase is due primarily to the increased volume of orders, combined with our ability to handle increased orders through our use of subcontractors to manufacture products. Additional production capacity in Mexico contributed to the Company’s increased production and related revenues. Revenues for inlet systems increased by 66.9% to $86.8 million. The significant increase in revenue reflects the third quarter 2001 expansion of our inlet fabrication in Mexico, which allowed us to become more competitively priced and dramatically improved our market share for these products. Revenues for other equipment increased by 257.4% to $70.5 million. A total of $45.8 million of the increase was attributable to the inclusion of revenues from Consolidated Fabricators, Inc., which the Company acquired in October 2000. The Company’s focus on the retrofit market, as well as an increased volume of orders and our ability to handle increased orders through our use of subcontractors to manufacture products also contributed to this increase.

The following table presents our revenues by geographic region (dollars in millions):

	Fiscal Year 2001		Fiscal Year 2000

		Percent		Percent
	Revenue	of Total	Revenue	of Total

North America	$669.2	92.5%	$383.3	92.0%
South America	16.5	2.3%	2.3	0.6%
Europe	13.8	1.9%	11.6	2.8%
Asia	6.5	0.9%	11.8	2.8%
Other	17.5	2.4%	7.6	1.8%

Total	$723.5	100.0%	$416.6	100.0%

Revenues in North America comprised 92.5% of our revenues for fiscal year 2001 and 92.0% for fiscal year 2000. Revenues in North America increased 74.6% to $669.2 million for fiscal year 2001, primarily as a result of significant increases in the volume of products sold. This volume increase was caused primarily by the increase in demand experienced overall in the U.S. gas turbine power generation equipment industry. This increase in industry demand reflected the continued increase in demand for electricity and the lack of sufficient power generation facilities in the United States. Revenues in South America increased substantially with projects in Brazil accounting for most of the increase. Revenues in Asia decreased by 44.9% to $6.5 million for fiscal year 2001. The projects being sold in this region, this year and last, are generally smaller, short-term projects which will cause these fluctuations to occur. Other revenues increased 130.3% to $17.5 million for fiscal year 2001 compared to fiscal year 2000, with several projects in Mexico and the Middle East contributing to the increase.

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

Amortization Expense

Amortization expense increased 37.3% to $1.7 million for fiscal year 2001 from $1.3 million for fiscal year 2000 due to additional goodwill amortization related to the October, 2000 acquisition of CFI Holdings, Inc. and subsidiaries.

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

As a result of the reorganization transaction, we became subject to corporate federal and state income taxes for the period from May 18, 2001 through December 29, 2001. Also, as a result of the change in our tax status in connection with the reorganization, we recorded an income tax benefit and related deferred tax asset of $88.0 million, which primarily represents the excess tax basis over book basis related to the August 2000 recapitalization. The reduction of the deferred tax asset related to the amortization of goodwill resulting from the August 2000 recapitalization will allow us to reduce cash paid for future taxes by approximately $5.6 million annually, but will not reduce future income tax expense. For informational purposes, our consolidated statements of income for the periods prior to May 18, 2001 include pro forma income on an after-tax basis assuming we had been taxed as a corporation since December 27, 1998. We did not have any net operating loss carryforwards at December 29, 2001. The Company is currently reflecting a 39.0% effective tax rate in the tax provision.

Backlog

Backlog increased to $556.8 million at December 29, 2001 compared to $464.6 million at December 30, 2000.

Liquidity and Capital Resources

Our primary sources of cash are net cash flow from operations and borrowings under our credit facilities. Our primary uses of this cash are principal and interest payments on indebtedness, capital expenditures and general corporate purposes.

Operating Activities

Net cash provided by operations increased 761.2% to $103.5 million for fiscal year 2002 from $12.0 million for fiscal year 2001. The increase in net operating cash flow is due to a large decrease in working capital primarily caused by fluctuations in the timing of billings to customers and the receipt of payments. Large progress billings to customers for three large Heat Recovery projects during the first three months of 2002 were collected, early in the second quarter and contributed $69 million to this decrease in working capital. These projects comprised a significant portion of the fabrication schedule for the third and fourth quarters of 2001, and were part of an advantageous multiple unit arrangement with progress billings less favorable than our normal terms. Planned fluctuations in our cash requirements for projects such as these will occur from time to time. Our $75 million revolving credit facility is available to accommodate these fluctuations. At the end of fiscal year 2002, we had not utilized the revolver to finance our working capital needs, leaving an available balance of $31.8 million, after taking into account outstanding letters of credit of $43.2 million.

Net cash provided by operations decreased 51.6% to $12.0 million for fiscal year 2001 from $24.8 million for fiscal year 2000. The decrease in net operating cash flow is due to an increase in working capital primarily caused by fluctuations in the timing of billings to customers. Large progress billings to customers for five large Heat Recovery projects at the end of December 2001 contributed $16.9 million to this increase in working capital. Additional cash requirements on the same five large Heat Recovery projects, with delayed billing terms, accounted for approximately $49.9 million of the increase in the costs in excess of billings. These projects comprised a significant portion of the fabrication schedule for the third and fourth quarters of 2001, and were part of an advantageous multiple unit arrangement with progress billings less favorable than our normal terms. Planned fluctuations in our cash requirements for projects such as these will occur from time to time. Our $75 million revolving credit facility is available to accommodate these fluctuations.

Investing Activities

Net cash used for investing activities decreased to $1.3 million for fiscal year 2002 from $11.6 million for fiscal year 2001. In fiscal year 2001 the cash was primarily used for the January 2001 acquisition of a manufacturing facility in Mexico. In fiscal year 2000 $17.7 million of the total investing activities of $19.8 million was used for the acquisition of CFI Holdings, Inc.

Financing Activities

Net cash used by financing activities was $45.5 million in fiscal year 2002 and was $24.3 million in fiscal year 2001. Activity in 2002 consists of net payments on our revolving credit facility of $8.5 million as well as payments on our term debt of $37.0 million. The net impact of the IPO and related financing of our bank credit facilities, as described above, accounted for the major portion of the 2001 activity, while the August 2000 recapitalization is the primary transaction during fiscal year 2000.

To finance the August 2000 recapitalization, GEEG Holdings, L.L.C. incurred indebtedness of $207.5 million consisting of: (1) a $30.0 million term loan under its senior credit facility maturing in July 2006, (2) a $110.0 million term loan under its senior credit facility maturing in July 2008 and (3) a $67.5 million senior subordinated loan maturing in August 2010. In October, 2000, GEEG Holdings, L.L.C. borrowed an additional $15.0 million under the senior credit facility in the form of a term loan which was to mature July 2006. This loan was used to fund a portion of the acquisition of CFI Holdings, Inc. The senior credit facility also included a revolving loan facility of $55.0 million. At December 30, 2000, a total of $154.2 million was outstanding under the senior credit facility.

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

At December 28, 2002, the Company had $60 million outstanding under the term loan and had no borrowings outstanding under the revolver. Letters of credit totaling $43.2 million were issued and outstanding at the end of 2002.

At the Company’s option, amounts borrowed under the amended and restated senior credit facility will bear interest at either the Eurodollar rate or an alternate base rate, plus, in each case, an applicable margin. The applicable margin will range from 1.0% to 2.25% in the case of a Eurodollar based loan and from 0% to 1.25% in the case of a base rate loan, in each case, based on a leverage ratio. At December 28, 2002 the term debt of $60 million bore interest at an average rate of 3.54%.

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

The following table summarizes our fixed cash obligations as of December 28, 2002 over various future periods (in thousands):

		Payments Due by Period

	Less than	1 - 3	4 - 5	After 5
Contractual Cash Obligations	1 Year	Years	Years	Years	Total

Long-term debt	$5,423	$54,650	$—	$—	$60,073
Operating leases	2,434	4,091	2,605	4,000	13,130

Total contractual cash obligations	$7,857	$58,741	$2,605	$4,000	$73,203

Also, at December 28, 2002 we had a contingent liability for stand-by letters of credit totaling $43.2 million that have been issued and are outstanding that generally were issued to secure performance on customer contracts. Currently, there are no amounts drawn upon these letters of credit.

Secondly, under a management agreement with Harvest Partners, Inc. we are contractually committed to annual payments of certain fees for financial advisory and strategic planning services to Harvest of $1.25 million per year through July 2003. Following July 2003, the terms of the management agreement provide for automatic renewals of additional one-year periods unless terminated for cause or by Harvest.

Lastly, while estimated costs related to product warranty are accrued as revenue is recognized, the actual cash payments for warranty claims can vary widely from year to year. The average annual amount paid for warranty claims for fiscal years 2001 to 2002 was approximately $4.3 million.

At December 28, 2002, the Company had available cash on hand of approximately $59.0 million and approximately $31.8 million of available capacity under its revolving credit facility. The Company anticipates that it will generate sufficient cash flows from operations to satisfy its cash commitments and capital requirements for fiscal year 2003, however, it may utilize borrowings under the revolving credit facility to supplement its cash requirements from time to time. The Company estimates that capital expenditures in fiscal year 2003 will be approximately $1.0 million. The amount of cash flows generated from operations is subject to a number of risks and uncertainties, including the continued construction of gas turbine power generation plants as well as other risks described under “Item 1. Business- Risk Factors” in this Form 10-K. In fiscal 2003, the Company may actively seek and consider acquisitions of or investments in complementary businesses, products or services. The consummation of any acquisition using cash will affect the Company’s liquidity.

Critical Accounting Policies

The following discussion of accounting policies is intended to highlight certain portions of the Summary of Significant Accounting Policies presented as Note 2 to the consolidated financial statements, included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. These policies were selected because a fluctuation in actual results versus expected results could materially affect our operating results and because the policies require significant judgments and estimates to be made each quarter. Our accounting related to these policies is initially based on our best estimates at the time of original entry in our accounting records. Adjustments are periodically recorded when our actual experience differs from the expected experience underlying the estimates. These adjustments could be material if our experience were to change significantly in a short period of time. On a monthly basis we compare our actual experience and expected experience in order to further mitigate the likelihood of material adjustments.

Revenue Recognition- GPEG currently has two segments: Heat Recovery Equipment and Auxiliary Power Equipment. Revenues and cost of sales for our Heat Recovery Equipment segment are recognized on the percentage-of-completion method based on the percentage of actual hours incurred to date in relation to total estimated hours for each contract. Our estimate of the total hours to be incurred at any particular time has a significant impact on the revenue recognized for the respective period. The percentage-of-completion method is only allowed under certain circumstances in which the revenue process is long-term in nature (often in excess of one year), the products sold are highly customized and a process is in place whereby revenues, costs and margins can be accurately estimated. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income, and the effects of such revisions are recognized in the period that the revisions are determined. Under percentage-of-completion accounting, management must also make key judgments in areas such as percent complete, estimates of project costs and margin, estimates of total and remaining project hours and liquidated damages assessments. A one percent fluctuation of our estimate of percent complete would have increased or decreased 2002 revenues by approximately $3.1 million.

Revenues for our Auxiliary Power Equipment segment are recognized on the completed-contract method due to the short-term nature of the product production period. Under this method, no revenue can be recognized until the contract is complete and the customer takes risk of loss and title.

Nearly all of our contracts are entered into on a fixed-price basis. As a result, we benefit from cost savings, but have limited ability to recover for any cost overruns, except in those contracts where the scope has changed. Contract prices are established based in part on our projected costs, which are subject to a number of assumptions. The costs that we incur in connection with each contract can vary, sometimes substantially, from our original projections. Each project has a large portion (averaging between 60-80%) of its costs also contracted on a fixed-price basis with our vendors and subcontractors at the same time we commit to our customers. Because of the large scale and long duration of our contracts, unanticipated changes may occur, such as customer budget decisions, design changes, delays in receiving permits and cost increases, which may delay delivery of our products. In addition, under our contracts, we often are subject to liquidated damages for late delivery. Unanticipated cost increases or delays may occur as a result of several factors, including:

•	increases in the cost, or shortages, of components, materials or labor;

•	unanticipated technical problems;

•	required project modifications not initiated by the customer; and

•	suppliers’ or subcontractors’ failure to perform.

Cost overruns that we cannot pass on to our customers or the payment of liquidated damages under our contracts will lower our gross profit and resulting operating income.

Warranty- Estimated costs related to product warranty are accrued as revenue is recognized and included in cost of sales. Estimated costs are based upon past warranty claims and sales history. Warranty terms vary by contract but generally provide for a term of 12 to 18 months after shipment. We manage our exposure to warranty claims by having our field service and quality assurance personnel regularly monitor our projects and maintain ongoing and regular communications with the customer. In 2002 a one percent fluctuation of our warranty expense could increase or decrease cost of goods sold by approximately $0.1 million. A reconciliation of the changes to our warranty accrual for 2002 and 2001 is as follows:

	Fiscal Year	Fiscal Year
	2002	2001

Balance at beginning of period	$16,489	$9,728
Accruals during the period	9,825	8,515
Settlements made (in cash or in kind) during the period	(6,854)	(1,754)

Ending balance	$19,460	$16,489

Income Taxes- Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company classifies deferred tax assets and liabilities into current and non-current amounts based on the classification of the related assets and liabilities. Certain judgments are made relating to recoverability of deferred tax assets, level of expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management.

Goodwill and Impairment of Long-Lived Assets- We perform annual impairment analyses on our recorded goodwill and long-lived assets whenever events and circumstances indicate that they may be impaired. The analysis includes assumptions related to future revenues, cash flows, and net assets. Factors that would cause a more frequent test for impairment include, among other things, a significant negative change in the estimated future cash flows of a reporting unit that has goodwill because of an event or a combination of events. We did not record any impairment provisions upon the adoption of SFAS 142.

Related Parties

Affiliates of Harvest Partners, Inc. are our largest stockholders. In addition, two of the directors that serve on our board are both general partners of Harvest Partners, Inc. During fiscal year 2002 and 2001, we incurred consulting expenses from Harvest in the amounts of $1.2 million and $0.9 million, respectively. In addition, in 2001 we paid them $0.5 million for assistance in obtaining the amended and restated senior credit facility following the close of our IPO. Under a management agreement with Harvest we are contractually committed to annual payments of certain fees for financial advisory and strategic planning services to Harvest of $1.25 million per year through July 2003. Following July 2003, the terms of the management agreement provide for automatic renewals of additional one-year periods unless terminated for cause or by Harvest.

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

In May 2002, the FASB issued SFAS 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13 and Technical Corrections” which is effective for fiscal years beginning after May 15, 2002. This statement provides guidance with respect to the accounting for gain or loss on capital leases that were modified to become operating leases. The statement also eliminates the requirement that gains and losses on the early extinguishment of debt be classified as extraordinary items and provides guidance when the gain or loss on the early retirement of debt should or should not be reflected as an extraordinary item. The Company is evaluating whether it will be required to reclassify the extraordinary losses recognized in prior years as ordinary loss upon adoption of this standard when it becomes effective in fiscal year 2003.

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs in a Restructuring).” SFAS 146 addresses issues regarding the recognition measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation- Transition and Disclosure”, which amends SFAS 123, “Accounting for Stock-Based Compensation”. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. SFAS 148 is effective for fiscal years ending after December 15, 2002 with interim disclosure provisions being effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company does not currently plan to change to the fair value method of accounting for its stock based compensation. Therefore, the Company anticipates that the adoption of this statement will not have a material impact on its financial condition or results of operations.

In November 2002 the FASB issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation expands disclosure requirements for certain guarantees and requires the recognition of a liability for the fair value of an obligation assumed under a guarantee. The liability recognition provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure provisions apply to fiscal years ending after December 15, 2002. We do not believe the adoption of this Interpretation will have a material impact on our financial position or results of operations. However, additional disclosures have been provided in the financial statement footnotes.

In January 2003 the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity is one with equity investors that do not have voting rights or do not provide sufficient financial resources for the entity to support its activities. Under the new rules, variable interest entities will be consolidated by the party that is subject to the majority of the risk of loss or entitled to the majority of the residual returns. The new rules are effective immediately for variable interest entities created after January 31, 2003 and in the third quarter of 2003 for previously existing variable interest entities. We do not believe the adoption of this Interpretation will have a material impact on our financial position or results of operations.

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

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates. Assuming our current level of borrowings, a 100 basis point increase in interest rates under these borrowings would have increased our interest expense for 2002 by approximately $0.6 million. However, under the terms of our amended and restated senior credit facility we are allowed to lock into interest rates for a period of up to twelve months on our long-term debt. In January 2003 we entered into fixed rate agreements yielding an average rate of 2.45 percent with varying maturity dates extending as long as one year on all of our outstanding long-term debt as of the end of fiscal year 2002.

During 2001, we managed our exposure to interest rate fluctuations on our variable rate debt through the use of an interest rate collar agreement with a notional amount of $77.1 million until July 2001, when the collar agreement was terminated. With the rapid decreases in interest rates through the first seven months of 2001, the obligation under the collar increased to approximately $1.9 million. In July 2001, we decided to terminate the collar agreement, rather than incur further costs related to reductions in interest rates going forward. As a result, the Company recorded a $1.4 million charge through interest expense for the cash flow hedge designated to the outstanding debt repaid in the second quarter. In addition, the Company recognized a $0.5 million charge through interest expense for the mark to market loss of the interest rate collar not considered a cash flow hedge in the third quarter.

Foreign Currency Exchange Risk

Portions of our operations are located in foreign jurisdictions including Europe and Mexico. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. In addition, sales of products and services are affected by the value of the U.S. dollar relative to other currencies. Periodically we manage our foreign currency exposure through the use of foreign currency forward exchange agreements. Forward agreements totaling $6.0 million were in place at December 28, 2002 with varying amounts due through April 2003. Currently, the Company recognizes changes in the fair values of the forward agreements through earnings. The fair value of unrealized gains on the forward agreements of approximately $0.4 million at December 28, 2002 are included in earnings.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GLOBAL POWER EQUIPMENT GROUP INC.

Report of Independent Accountants

To the Shareholders and Board of Directors of Global Power Equipment Group Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income (loss), comprehensive income (loss), stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Global Power Equipment Group Inc. and its subsidiaries at December 28, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The consolidated financial statements of Global Power Equipment Group Inc. as of December 29, 2001 and December 30, 2000, and for each of the two years in the period ended December 29, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 15, 2002.

As discussed in Notes 2 and 7 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets” on December 30, 2001.

As discussed above, the consolidated financial statements of Global Power Equipment Group Inc. as of December 29, 2001 and December 30, 2000, and for each of the two years in the period ended December 29, 2001, were audited by other independent accountants who have ceased operations. As described in Notes 2 and 7, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142. “Goodwill and Other Intangible Assets”, which was adopted by the Company as of December 30, 2001. We audited the transitional disclosures described in Notes 2 and 7. In our opinion, the transitional disclosures for December 29, 2001 and December 30, 2000 in Notes 2 and 7 are appropriate. However, we were not engaged to audit, review, or apply procedures to the December 29, 2001 or December 30, 2000 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the December 29, 2001 or December 30, 2000 consolidated financial statements taken as a whole.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
February 19, 2003

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Global Power Equipment Group Inc.’s filing on Form 10-K for the fiscal year ended December 29, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K for the fiscal year ended December 28, 2002. For further discussion, See Exhibit 23.2 which is filed herewith and hereby incorporated by reference into the Form 10-K for the fiscal year ended December 28, 2002 of which this report forms a part.

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

/s/ ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
February 15, 2002

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 28,	December 29,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$59,042	$2,435
Accounts receivable, net of allowance of $1,775 and $2,385	82,844	123,182
Inventories at FIFO	4,403	5,973
Costs and estimated earnings in excess of billings	62,289	131,355
Deferred income taxes	22,385	19,068
Other current assets	2,082	1,920

Total current assets	233,045	283,933
Property, plant and equipment, net	25,469	27,810
Deferred income taxes	64,803	71,454
Goodwill	45,000	45,000
Other assets	1,387	2,434

Total assets	$369,704	$430,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5,423	$15,505
Accounts payable	29,773	56,005
Accrued compensation and employee benefits	9,301	11,838
Accrued warranty	19,460	16,489
Billings in excess of costs and estimated earnings	107,242	145,522
Accrued income taxes	9,471	10,826
Other current liabilities	4,417	7,142

Total current liabilities	185,087	263,327
Long-term debt, net of current maturities	54,650	90,124
Commitments and contingencies (Notes 9, 12 and 13)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 43,976,679 and 43,953,340 shares issued and outstanding for 2002 and 2001	440	440
Paid-in capital deficit	(28,321)	(28,329)
Accumulated comprehensive income (loss)	822	(80)
Retained earnings	157,026	105,149

Total stockholders’ equity	129,967	77,180

Total liabilities and stockholders’ equity	$369,704	$430,631

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(in thousands, except per share amounts)

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	December 28,	December 29,	December 30,
	2002	2001	2000

Revenues	$586,805	$723,504	$416,591
Cost of sales	455,339	591,958	345,688

Gross profit	131,466	131,546	70,903
Selling and administrative expenses	42,212	40,333	27,045
Recapitalization charge (Note 3)	—	—	38,114
Amortization expense	—	1,716	1,250

Operating income	89,254	89,497	4,494
Interest expense	4,210	15,896	12,175

Income (loss) before income taxes and extraordinary loss	85,044	73,601	(7,681)
Income tax provision (benefit)	33,167	22,905	(433)
Income tax benefit from tax status change	—	(88,000)	—

Income (loss) before extraordinary loss	51,877	138,696	(7,248)
Extraordinary loss on debt extinguishment, net of tax	—	(18,060)	(1,536)

Net income (loss)	51,877	120,636	(8,784)
Preferred dividend	—	(2,947)	(3,386)

Net income (loss) available to common stockholders	$51,877	$117,689	$(12,170)

Earnings per weighted average common share:
Basic:
Income (loss) before extraordinary loss	$1.18	$3.46	$(0.03)
Extraordinary loss	—	(0.46)	—

Net income (loss) available to common stockholders	$1.18	$3.00	$(0.03)

Weighted average number of shares of common stock outstanding-basic	43,959	39,275	388,456

Diluted:
Income (loss) before extraordinary loss	$1.14	$3.31	$(0.03)
Extraordinary loss	—	(0.44)	—

Net income (loss) available to common stockholders	$1.14	$2.87	$(0.03)

Weighted average number of shares of common stock outstanding-diluted	45,636	41,011	388,456

Unaudited pro forma amounts to reflect pro forma income taxes and adjustment of tax benefit from tax status change (Note 2)
Income (loss) before income taxes and extraordinary loss		$73,601	$(7,681)
Income tax provision (benefit)		28,704	(3,003)

Income (loss) before income tax benefit from tax status change and extraordinary loss		$44,897	$(4,678)

Income (loss) per common share before extraordinary loss:
Basic income (loss) per common share		$1.14	$(0.01)
Diluted income (loss) per common share		1.09	(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	December 28,	December 29,	December 30,
	2002	2001	2000

Net income (loss)	$51,877	$120,636	$(8,784)
Foreign currency translation adjustments	902	(23)	(17)

Comprehensive income (loss)	$52,779	$120,613	$(8,801)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except unit and share amounts)

	Mandatorily		Common units
	redeemable
	preferred units		Series A		Series B		Junior

	Number		Number		Number		Number
	of Units	Amount	of Units	Amount	of Units	Amount	of Units	Amount

Balance, December 25, 1999	—	$—	17,447,702	$1,105	2,368,254	$150	2,709,554	$10
Purchase and conversion of equity instruments	183,600	18,360	(17,243,702)	935	(2,368,254)	(150)	(2,709,554)	(10)
Issuance of preferred units	825,368	77,166	—	—	—	—	—	—
Issuance of common units	—	—	918,280	8,646	—	—	—	—
Preferred dividend	—	3,386	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—
Tax distributions	—	—	—	—	—	—	—	—

Balance, December 30, 2000	1,008,968	98,912	1,122,280	10,686	—	—	—	—
Preferred dividend	—	2,947	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—
Preferred distribution	—	(6,334)	—	—	—	—	—	—
Tax distributions	—	—	—	—	—	—	—	—
Exchange of membership units for common shares (Note 5)	(1,008,968)	(95,525)	(1,122,280)	(10,686)	—	—	—	—
Effect of reorganization (Note 5)	—	—	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—

Balance, December 29, 2001	—	—	—	—	—	—	—	—
Exercise of options	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—

Balance, December 28, 2002	—	$—	—	$—	—	$—	—	$—

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) — (continued)
(in thousands, except unit and share amounts)

		Common Stock					Accumulated
				Paid-in		Undistributed	other
				Capital	Retained	earnings	comprehensive
	Warrants	Shares	Amount	Deficit	earnings	(deficit)	income	Total

Balance, December 25, 1999	$134	—	$—	$—	$—	$8,840	$(40)	$10,199
Purchase and conversion of equity instruments	(134)					(251,839)		(232,838)
Issuance of preferred units	—	—	—	—	—	—	—	77,166
Issuance of common units	—	—	—	—	—	—	—	8,646
Preferred dividend	—	—	—	—	—	(3,386)	—	—
Foreign currency translation adjustment	—	—	—	—	—	—	(17)	(17)
Net loss	—	—	—	—	—	(8,784)	—	(8,784)
Tax distributions	—	—	—	—	—	(11,942)	—	(11,942)

Balance, December 30, 2000	—	—	—	—	—	(267,111)	(57)	(157,570)
Preferred dividend	—	—	—	—	—	(2,947)	—	—
Amortization of deferred compensation	—	—	—	—	841	52	—	893
Preferred distribution	—	—	—	—	—	—	—	(6,334)
Tax distributions	—	—	—	—	—	(11,665)	—	(11,665)
Exchange of membership units for common shares (Note 5)	—	36,603,340	366	105,845	—	—	—	—
Effect of reorganization (Note 5)	—	—	—	(265,343)	—	265,343	—	—
Issuance of common stock	—	7,350,000	74	131,169	—	—	—	131,243
Foreign currency translation adjustment	—	—	—	—	—	—	(23)	(23)
Net income	—	—	—	—	104,308	16,328	—	120,636

Balance, December 29, 2001	—	43,953,340	440	(28,329)	105,149	—	(80)	77,180
Exercise of options	—	23,339	—	8	—	—	—	8
Foreign currency translation adjustment	—	—	—	—	—	—	902	902
Net income	—	—	—	—	51,877	—	—	51,877

Balance, December 28, 2002	$—	43,976,679	$440	$(28,321)	$157,026	$—	$822	$129,967

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year	For the Year	For the Year
	Ended	Ended	Ended
	December 28,	December 29,	December 30,
	2002	2001	2000

Operating activities:
Net income (loss)	$51,877	$120,636	$(8,784)
Adjustments to reconcile net income (loss) to net cash provided by operating activities-
Extraordinary loss	—	18,060	1,536
Income tax benefit from tax status change	—	(88,000)	—
Depreciation and amortization	4,625	6,684	4,311
Deferred income taxes	3,334	(1,799)	—
Changes in operating items (Note 14)	43,660	(43,563)	27,726

Net cash provided by operating activities	103,496	12,018	24,789

Investing activities:
Purchases of property, plant, and equipment	(1,341)	(11,559)	(2,187)
Acquisition, net of cash acquired	—	—	(17,653)

Net cash used in investing activities	(1,341)	(11,559)	(19,840)

Financing activities:
Proceeds from revolving credit facility	124,000	143,525	1,430
Payments on revolving credit facility	(132,550)	(134,975)	(1,430)
Proceeds from issuance of long-term debt	—	224,557	221,825
Payments on long-term debt	(37,006)	(369,665)	(31,950)
Net proceeds from stock issuance	—	131,243	—
Proceeds from sale of preferred units	—	—	68,429
Proceeds from issuance of common units/stock	8	—	7,675
Redemption of equity instruments	—	—	(232,838)
Preferred dividends	—	(6,334)	—
Member tax distribution	—	(11,374)	(14,427)
Increase in deferred financing costs	—	(1,309)	(8,468)

Net cash (used in) provided by financing activities	(45,548)	(24,332)	10,246

Net increase (decrease) in cash and cash equivalents	56,607	(23,873)	15,195
Cash and cash equivalents, beginning of period	2,435	26,308	11,113

Cash and cash equivalents, end of period	$59,042	$2,435	$26,308

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Global Power Equipment Group Inc. and its wholly owned and majority owned subsidiaries: Deltak, L.L.C. (Deltak); Deltak Construction Services, Inc.; Deltak Europe — BV; Deltak Israel, Ltd.; Shenzhen Deltak Energy Systems Co. Ltd.; Nanjing Deltak Power Equipment Co. Ltd.; Braden Manufacturing, L.L.C. (Braden); Braden Construction Services, Inc.; Braden Europe — BV; Braden Manufacturing S.A. de C.V.; CFI Holdings, Inc.; Consolidated Fabricators, Inc. (CFI) and CFI Mexicana, S.A. de C.V. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year End

The Company uses a 52-/53-week fiscal year ending on the last Saturday in December. For the purposes of these notes to the consolidated financial statements, the fiscal years ended December 28, 2002, December 29, 2001 and December 30, 2000 are referred to as 2002, 2001 and 2000, respectively. The fiscal years 2002, 2001 and 2000 include 52, 52 and 53 weeks, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments that are convertible into known amounts of cash and have original maturities of three months or less to be cash equivalents. Cash equivalents consist primarily of investments in commercial paper.

Inventories

Inventories consist of raw materials and are stated at the lower of first-in, first-out cost or market.

Property, Plant and Equipment

Property, plant and equipment are stated at historical cost, less accumulated depreciation. Depreciation is calculated using the straight-line method for financial reporting purposes over the estimated useful lives.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The Company’s property, plant and equipment balances, by significant asset category, are as follows:

	December 28,	December 29,
	2002	2001	Lives

	(in thousands)
Land	$2,713	$2,817	—
Buildings and improvements	12,188	14,207	5-39years
Machinery and equipment	15,019	14,195	5-12years
Furniture and fixtures	6,593	4,717	3-10years

	36,513	35,936
Less accumulated depreciation	(11,044)	(8,126)

Property, plant and equipment, net	$25,469	$27,810

Depreciation expense for 2002, 2001 and 2000 was $3.7 million, $3.1 million and $2.2 million, respectively. Costs of significant additions, renewals and betterments are capitalized. When an asset is sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the gain or loss on disposition is reflected in earnings. Maintenance and repairs are charged to operations when incurred.

Goodwill

Goodwill represents the costs of acquisitions in excess of the fair value of the net assets acquired and prior to fiscal year 2002 was amortized using the straight-line method over 30 years. Accumulated amortization as of December 29, 2001 was $4.7 million. Upon adoption of SFAS 142 on December 30, 2001, the Company no longer amortizes goodwill. No impairment adjustments were required in 2002.

Deferred Financing Costs

Deferred financing costs are amortized by the effective interest method over the terms of the related debt facilities. Total interest expense associated with the amortization of these costs was $0.9 million, $0.7 million and $0.6 million in 2002, 2001 and 2000, respectively.

Long-Lived Assets

Long-lived assets, such as property and equipment and intangible assets, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. No impairments were required in 2002, 2001 or 2000.

Warranty Costs

The Company typically warrants labor and fabrication for 12 to 18 months after shipment. Estimated costs of warranty repairs are accrued and included on the accompanying consolidated balance sheets as accrued warranty.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company classifies deferred tax liabilities and assets into current and non-current amounts based on the classification of the related assets and liabilities. Certain judgments are made relating to recoverability of deferred tax assets, level of expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Insurance

Certain subsidiaries of the Company are self-insured for health and workers’ compensation. Amounts charged to expense in 2002, 2001 and 2000 for these items were $2.7 million, $2.3 million and $2.2 million, respectively, and were based on actual and estimated claims incurred. The Company has provided a $0.9 million letter of credit at December 28, 2002, as security for possible workers’ compensation claims.

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

Major Customers

The Company has certain customers that represent more than 10 percent of consolidated revenues. The revenue for these customers, as well as corresponding accounts receivable, as a percentage of the consolidated revenues and accounts receivable balances, for 2002, 2001 and 2000 are as follows:

	Revenues			Accounts Receivable

	2002	2001	2000	2002	2001	2000

General Electric	35%	25%	31%	9%	24%	15%
Mitsubishi Heavy Industries	5%	16%	22%	18%	11%	14%
The Southern Company	14%	11%	2%	0%	0%	4%

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

The fair value of the Company’s long-term debt is estimated based on the discounted value of the future cash flows expected to be paid on the loans. The discount rate used to estimate the fair value of the loans is the rate currently available to the Company for loans with similar terms and maturities. The fair value at December 28, 2002 and December 29, 2001 approximated the carrying value.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Income (Loss) Per Common Share

Basic and diluted income (loss) per common share are calculated as follows:

	2002	2001	2000

	(in thousands, except per share amounts)
Basic earnings per common share:
Numerator:
Income (loss) before extraordinary loss	$51,877	$138,696	$(7,248)
Preferred stock dividend	—	(2,947)	(3,386)

Income (loss) available to common stockholders	51,877	135,749	(10,634)
Extraordinary loss	—	(18,060)	(1,536)

Net income (loss) available to common stockholders	$51,877	$117,689	$(12,170)

Denominator:
Weighted average shares outstanding	43,958,918	39,275,398	388,455,915
Basic earnings per common share:
Income (loss) before extraordinary loss	$1.18	$3.46	$(0.03)
Extraordinary loss	—	(0.46)	—

Net income (loss) available to common stockholders	$1.18	$3.00	$(0.03)

Diluted earnings per common share:
Numerator:
Income (loss) before extraordinary loss	$51,877	$138,696	$(7,248)
Preferred stock dividend	—	(2,947)	(3,386)

Income (loss) available to common stockholders	51,877	135,749	(10,634)
Extraordinary loss	—	(18,060)	(1,536)

Net income (loss) available to common stockholders	$51,877	$117,689	$(12,170)

Denominator:
Weighted average shares outstanding	43,958,918	39,275,398	388,455,915
Dilutive effect of options to purchase common stock	1,676,626	1,735,489	—

Weighted average shares outstanding assuming dilution	45,635,544	41,010,887	388,455,915

Diluted earnings per common share:
Income (loss) before extraordinary loss	$1.14	$3.31	$(0.03)
Extraordinary loss	—	(0.44)	—

Net income (loss) available to common stockholders	$1.14	$2.87	$(0.03)

Derivative Financial Instruments

The Company adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” effective December 31, 2000. This standard establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or a liability measured at fair value. SFAS 133 requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to be deferred in other comprehensive income until the transaction occurs (“cash flow hedge”) or to offset related results on the hedged item in the income statement (“fair value hedge”). Hedge accounting requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. The impact of adopting SFAS 133 was not material.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Periodically, the Company uses derivative financial instruments to manage its foreign currency exchange and interest rate exposures. As of December 28, 2002, notional amounts outstanding under foreign currency forward exchange agreements were $6 million with varying amounts due through April 2003. Currently, the Company recognizes changes in the fair values of the forward agreements through earnings. The fair value of unrealized gains on the forward agreements of approximately $0.4 million at December 28, 2002 are included in earnings. No foreign currency forward exchange contracts amounts were outstanding under such contracts at December 29, 2001.

On December 29, 2000, the Company entered into a zero-cost interest rate collar whereby it held an 8% interest rate cap and had written a 5.36% interest rate floor. The Company designated the interest rate collar as a hedge of the variability of a portion of it floating-rate interest payments attributable to changes in market interest rates. As such, the Company used the interest rate collar to place both a minimum and maximum limit on the total interest payments the Company was obligated to pay on approximately $77.1 million of it floating rate debt under its former debt agreements. The interest rate collar agreement was cancelled on July 20, 2001 and the Company recorded a $1.4 million charge through interest expense for the cash flow hedge designated to the outstanding debt repaid in the second quarter. In addition, the Company recognized a $0.5 million charge through interest expense for the mark to market loss of the interest rate collar not considered a cash flow hedge in the third quarter.

As the interest rate collar was entered into on December 29, 2000, there were no increases or decreases in fair value as of December 30, 2000.

Stock-Based Compensation

Stock-based compensation is accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. No compensation expense is recorded for stock options when granted, as option prices have historically been set at the market value of the underlying stock at the date of grant.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to projected total costs of projects, including percentage of completion on contract accounting, warranty and contingency costs and goodwill impairment analyses. Ultimate results could differ from those estimates.

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

In May 2002, the FASB issued SFAS 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13 and Technical Corrections” which is effective for fiscal years beginning after May 15, 2002. This statement provides guidance with respect to the accounting for gain or loss on capital leases that were modified to become operating leases. The statement also eliminates the requirement that gains and losses on the early extinguishment of debt be classified as extraordinary items and provides guidance when the gain or loss on the early retirement of debt should or should not be reflected as an extraordinary item. The Company is evaluating whether it will be required to reclassify the extraordinary losses recognized in prior years as ordinary loss upon adoption of this standard when it becomes effective in fiscal year 2003.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which nullifies Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs in a Restructuring).” SFAS 146 addresses issues regarding the recognition measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation- Transition and Disclosure”, which amends SFAS 123, “Accounting for Stock-Based Compensation”. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. SFAS 148 is effective for fiscal years ending after December 15, 2002 with interim disclosure provisions being effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company does not currently plan to change to the fair value method of accounting for its stock based compensation. Therefore, the Company anticipates that the adoption of this statement will not have a material impact on its financial condition or results of operations.

In November 2002 the FASB issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation expands disclosure requirements for certain guarantees and requires the recognition of a liability for the fair value of an obligation assumed under a guarantee. The liability recognition provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002, and the disclosure provisions apply to fiscal years ending after December 15, 2002. We do not believe the adoption of this Interpretation will have a material impact on our financial position or results of operations. However, additional disclosures have been provided in the financial statement footnotes.

In January 2003 the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity is one with equity investors that do not have voting rights or do not provide sufficient financial resources for the entity to support its activities. Under the new rules, variable interest entities will be consolidated by the party that is subject to the majority of the risk of loss or entitled to the majority of the residual returns. The new rules are effective immediately for variable interest entities created after January 31, 2003 and in the third quarter of 2003 for previously existing variable interest entities. We do not believe the adoption of this Interpretation will have a material impact on our financial position or results of operations.

Pro forma Information (Unaudited)

The unaudited pro forma tax provision (benefit) shown on the consolidated statements of income (loss) is presented assuming the Company had been a C-Corporation during the entire fiscal years 2001 and 2000 using effective tax rates of 39 percent and by excluding the effect of recording the one time tax benefit for the change in tax status and extraordinary loss amounts.

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

4. ACQUISITIONS

On October 31, 2000, the Company acquired all of the outstanding shares of CFI Holdings, Inc. and Subsidiaries. CFI makes turbine enclosures for the auxiliary power equipment industry. CFI operations are included within the Company’s Auxiliary Power Equipment segment. Total purchase consideration of $25.2 million consisted of $17.7 million of cash, $5.5 million of promissory notes and $2.0 million in equity interest in the Company. The acquisition was accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair values. This treatment resulted in approximately $15.4 million of cost in excess of the fair value of net identifiable assets acquired, which has been recorded as goodwill in the accompanying consolidated financial statements.

The results of operations of CFI from November 1, 2000 to December 28, 2002 have been included in the accompanying consolidated statements of income (loss) since the date of acquisition. Pro forma operating information as if the acquisition had taken place as of December 26, 1999 (first day of fiscal 2000) are shown below:

2000
(Unaudited)

(in thousands, except for per common share data)
Revenues	$447,851
Net loss before extraordinary item	(5,067)
Net loss available to common share holders	(9,988)
Basic loss per common share	(0.03)
Diluted loss per common share	(0.03)

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

Upon completion of the IPO, the Company’s previously outstanding 1,008,968 preferred units with a $100 par value and 1,122,280 common units with a $10 par value were converted to 5,044,839 and 31,558,501 shares of common stock, respectively. The 103,889 outstanding options to purchase common units at the time of the IPO were converted to 2,921,359 common share options. All share and per share amounts on the accompanying consolidated financial statements have been restated to give effect to the conversion of common units to common shares using a 28.1 to 1.0 conversion ratio.

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

7. GOODWILL

The Company adopted SFAS 142, “Goodwill and Other Intangible Assets”, effective December 30, 2001, the beginning of our 2002 fiscal year. Under SFAS 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company has completed its transitional and annual impairment testing and no material changes to the carrying value of goodwill and other intangible assets were made as a result of the adoption of SFAS 142. Had the Company been accounting for its goodwill under SFAS 142 for all periods presented, the Company’s earnings and income per share would have been as follows (in thousands, except per share amounts):

	December 28,	December 29,	December 30,
	2002	2001	2000

Reported net income (loss)	$51,877	$120,636	$(8,784)
Add back goodwill amortization	—	1,716	1,250

Adjusted net income (loss)	$51,877	$122,352	$(7,534)

Basic earnings (loss) per common share:
Reported	$1.18	$3.00	$(0.03)
Goodwill amortization per basic share	—	0.04	—

Adjusted basic earnings (loss) per share	$1.18	$3.04	$(0.03)

Diluted earnings (loss) per common share:
Reported	$1.14	$2.87	$(0.03)
Goodwill amortization per diluted share	—	0.04	—

Adjusted diluted earnings (loss) per share	$1.14	$2.91	$(0.03)

Earnings per share is calculated by dividing net income after adjusting for preferred dividends by the weighted-average number of common shares outstanding during the period. Preferred dividends were $0, $2.9 and $3.4 million for the years ended December 28, 2002, December 29, 2001 and December 30, 2000.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The changes in the carrying amount of goodwill for the year ended December 29, 2001 and the year ended December 28, 2002 by operating segment are as follows (in thousands):

	Heat	Auxiliary
	Recovery	Power
	Equipment	Equipment	Corporate	Total

Balance as of December 30, 2000	$26,185	$18,447	$1,247	$45,879
Goodwill from business acquisition	—	837	—	837
Amortization	(955)	(661)	(100)	(1,716)

Balance as of December 29, 2001	$25,230	$18,623	$1,147	$45,000

Balance as of December 28, 2002	$25,230	$18,623	$1,147	$45,000

8. INCOME TAXES

Prior to the Company’s IPO, the Company and its primary operating subsidiaries were limited liability companies (LLCs) treated as partnerships for federal income tax purposes. However, because some of the Company’s subsidiaries were corporations prior to the IPO, our historical consolidated financial statements reflect a small income tax provision (benefit) for those periods. Also, due to the Company’s change in tax status at the IPO date from an LLC to a taxable entity, the Company was required to record all deferred tax assets and liabilities which were previously the responsibility of the LLC members. As a result, the Company recorded on the date of the reorganization a net deferred tax asset of approximately $88.0 million and recorded a corresponding $88.0 million income tax benefit.

The following summarizes the income tax provision (benefits) for the fiscal years 2002, 2001 and 2000 (in thousands, does not reflect effects of extraordinary loss and recognition of deferred tax asset upon conversion to a taxable entity):

	2002	2001	2000

Current:
Federal	$23,002	$20,870	$(416)
State	2,682	2,221	(17)
Foreign	4,148	1,613	—

Total current	29,832	24,704	(433)
Deferred	3,335	(1,799)	—

Income tax provision (benefit)	$33,167	$22,905	$(433)

Income before the provision for income taxes for the tax years 2002 and 2001 was as follows (in thousands, in 2001, with the exception of some of the Company’s subsidiaries, the Company became subject to corporate income taxes after the effective date of our IPO, or May 18, 2001):

	2002	2001

Domestic	$72,630	$56,114
Foreign	12,414	2,617

Total	$85,044	$58,731

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The Company had no significant deferred tax items as of December 30, 2000. As of December 28, 2002 and December 29, 2001, respectively, the components of deferred income taxes consist of the following (in thousands):

	December 28,	December 29,
	2002	2001

Assets:
Cost in excess of net assets of business acquired	$66,574	$72,756
Inventories	14,071	10,679
Reserves and other accruals	7,525	6,652
Accrued compensation and benefits	789	1,737
Tax credit carryforward	680	680
Other expenses not currently deductible	644	465

Total assets	90,283	92,969
Liabilities:
Property and equipment	(3,095)	(2,447)

Net deferred tax assets	$87,188	$90,522

The Company’s effective tax rate is different from its statutory rate for fiscal years 2001 and 2000 due to periods of time when the Company was a non-taxable LLC entity.

The unaudited pro forma tax provision (benefit) shown on the consolidated statements of income (loss) is presented assuming the Company had been a C-Corporation during the entire fiscal years 2001 and 2000 using effective rates of 39 percent and by excluding the effect of recording the one-time tax benefit for the change in tax status.

A reconciliation of the federal statutory tax rate to the Company’s effective tax rate is as follows:

	2002	2001

Statutory federal income tax rate	35.0%	35.0%
State income taxes, net of federal income tax benefits	3.5%	3.5%
Other, net	0.5%	0.5%

	39.0%	39.0%

As of December 28, 2002, undistributed earnings of international subsidiaries of approximately $11.8 million were considered to have been reinvested indefinitely, and accordingly, the Company has not provided U.S. income taxes on such earnings. Based on the foreign income taxes that can be claimed as foreign tax credits, no significant additional U.S. taxes would be required if the foreign subsidiaries would remit their retained earnings.

9. RELATED-PARTY TRANSACTIONS

Certain of the Company’s investors provide consultation services to the Company, for which the Company is charged management fees. Total expenses under these arrangements were $1.2 million, $1.0 million and $0.7 million for 2002, 2001 and 2000, respectively. Under a management agreement with Harvest Partners, Inc., our largest stockholders, we are contractually committed to annual payments of $1.25 million per year through July 2003. Following July 2003, the terms of the management agreement provide for automatic renewals of additional one-year periods unless terminated for cause or by Harvest.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

10. UNCOMPLETED CONTRACTS

The Heat Recovery Equipment segment enters into contracts that allow for periodic billings over the contract term. At any point in time, each project under construction could have either costs and estimated earnings in excess of billings or billings in excess of costs and estimated earnings. The Auxiliary Power Equipment segment typically bills customers only at the completion of contracts and no earnings are recognized by the Auxiliary Power Equipment segment until contract completion.

Costs, earnings and billings related to uncompleted contracts consist of the following:

	December 28,	December 29,
	2002	2001

	(in thousands)
Costs incurred on uncompleted contracts	$928,711	$679,988
Earnings recognized on uncompleted contracts	196,466	164,512

Total	1,125,177	844,500
Less — billings to date	1,170,130	858,667

Net	$(44,953)	$(14,167)

The net amounts are included in the accompanying consolidated balance sheets under the following headings:

	December 28,	December 29,
	2002	2001

	(in thousands)
Costs and estimated earnings in excess of billings	$62,289	$131,355
Billings in excess of costs and estimated earnings	(107,242)	(145,522)

Net	$(44,953)	$(14,167)

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

11. LONG-TERM DEBT

The Company’s long-term debt consisted of the following:

	December 28,	December 29,
	2002	2001

	(in thousands)
Term A senior loan, $60,000 bearing interest at Eurodollar rate plus 1.0% (3.54% at December 28, 2002), principal and interest payable quarterly, as defined, through May 2005	$60,000	$91,437
Revolving credit facility, bearing interest at prime rate plus 0.0% (4.25% at December 28, 2002), due May 2005	—	8,550
Note payable to former owners of Consolidated Fabricators, Inc., repaid in 2002	—	5,500
Other	73	142

	60,073	105,629
Less current maturities	(5,423)	(15,505)

Total long-term debt	$54,650	$90,124

Future maturities of long-term debt as of December 28, 2002 are as follows (in thousands):

2003	$5,423
2004	29,701
2005	24,949

Total	$60,073

The Company’s amended and restated senior credit facility matures in May 2005. At the Company’s option, borrowings under the amended and restated senior credit facility will bear interest at either the Eurodollar rate or an alternate base rate, plus, in each case, an applicable margin. The applicable margin will range from 1.0% to 2.25% in the case of a Eurodollar based loan and from 0% to 1.25% in the case of a base rate loan, in each case, based on a leverage ratio. The amended and restated senior credit facility is guaranteed by all of the Company’s domestic subsidiaries, and is secured by a lien on all of the Company’s assets. The amended and restated senior credit facility contains various restrictions and covenants, which among others, include maximum leverage and capital expenditures levels and minimum interest and fixed charge coverage ratios. Restrictions are also in place related to additional borrowings, payment of dividends, sales of assets and mergers and acquisitions. As of December 28, 2002, the Company was in compliance with all such restrictions and covenants.

The Company’s revolving credit facility allows for revolving loans and letters of credit of up to $75.0 million. The revolving credit facility also matures in May 2005. Borrowings under the revolving credit facility bear interest in the same manner as the senior credit facility described above, and the Company pays an unused facility fee of 0.5%. As of December 28, 2002, there was no balance outstanding under the revolver.

The Company uses letters of credit in its normal course of business. Letters of credit totaling $43.2 million were issued and outstanding as of December 28, 2002 under the revolving credit facility. While no amounts had been drawn upon these letters of credit, the letters of credit outstanding reduces amounts available under the revolver.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

12. STOCKHOLDERS’ / MEMBERS’ EQUITY

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

Common Stock / Common Units

Prior to the Company’s IPO, the Company had authorized and issued 1,122,280 current common units with a $10 par value. Common units were entitled to one vote. Prior to the Recapitalization, the Company had authorized 52,106,800, 6,513,350 and 2,709,554 of Class A, B and Junior Units, respectively. Prior Class A and Junior units had one vote per unit. Class B units were nonvoting. All previously outstanding prior common units were repurchased or converted as part of the Recapitalization discussed in Note 3.

Upon completion of the IPO these common units were converted to 31,558,501 shares of common stock. The Company’s new capital stock includes 100,000,000 authorized shares of common stock, $0.01 par value per share, of which 43,953,340 are outstanding at December 29, 2001.

Option Plans

In conjunction with the IPO all common unit option amounts previously granted under the 2000 Plan have been restated to give effect to the conversion of common units to common shares using the 28.1 to 1.0 ratio.

In April 2001 the Company adopted the 2001 Option Plan (the 2001 Plan). The 2001 Plan provides options to purchase up to 1,500,000 shares of common stock at an exercise price equal to fair value on the date of grant. Vesting provisions are at the discretion of the board of directors along with the period of time during which options may be exercised, but in no event may it be more than 10 years from the grant date of an option. As of December 28, 2002, 750,000 options have been granted and are outstanding under the 2001 Plan.

In August 2000, the Company adopted the 2000 Option Plan (the 2000 Plan). The 2000 Plan provided for granting of up to 3,440,257 options to purchase common units of the Company. Initially, forty percent of the common units available for grant under the 2000 Plan were to vest over four years and sixty percent of the common units available for grant under the 2000 Plan were to vest over the earlier of nine years or when certain performance vesting criteria are met. In conjunction with our IPO all options under this plan became immediately one hundred percent vested. Options granted under this plan subsequent to the IPO were also one hundred percent vested. However, no shares acquired upon exercise of the options under this plan may be sold until May, 2003. As of December 28, 2002, 3,406,465 options are outstanding and 6,453 options are available to be granted.

As part of the Recapitalization, all options outstanding under a previous option plan (whether or not exercisable or vested) were cancelled and holders of the cancelled options were paid an amount equal to the options’ fair value, resulting in a recapitalization charge of $38.1 million.

Prior to October 31, 2000, the Company granted 2,769,792 options at $0.36 per common unit, which equaled fair value at the date of grant. On October 31, 2000 the Company granted 151,567 options at $0.36 per common unit. At the date of grant, the deemed fair value of the Company’s common units was higher than the $0.36 exercise price resulting in approximately $900,000 of unearned compensation which has been recorded on a net basis in undistributed earnings (deficit) along with a corresponding $900,000 increase in undistributed earnings (deficit) due to the effect of the October 31, 2000 option grant. Compensation expense related to the October 31, 2000 option grant totaled approximately $880,000 and $20,000 in 2001 and 2000, respectively.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS — (continued)

Information with respect to the Company’s stock option plans is summarized as follows:

	Number of Common Shares

	Options	Weighted Average
	Outstanding	Exercise Price

Outstanding at December 25, 1999	107,666,081	$.002-.02
Repurchased	(107,666,081)	.002-.02
Granted	2,921,359	0.36

Outstanding at December 30, 2000	2,921,359	0.36
Granted	571,500	14.47
Cancelled	(59,055)	0.36

Outstanding at December 29, 2001	3,433,804	2.71
Granted	750,000	4.87
Forfeited	(4,000)	14.47
Exercised	(23,339)	0.36

Outstanding at December 28, 2002	4,156,465	$3.10

Exercisable at December 30, 2000	—	$—

Exercisable at December 29, 2001	3,433,804	$2.71

Exercisable at December 28, 2002	3,406,465	$2.73

SFAS 123 “Accounting for Stock-Based Compensation”, requires the measurement of the fair value of options to be included in the statement of operations or disclosed in the notes to financial statements. The Company elected the disclosure-only alternative under SFAS 123.

In determining compensation cost pursuant to SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during 2002, 2001 and 2000.

	2002	2001	2000

Risk free interest rate	2.50%	3.50%	6.26%
Expected dividend yield	None	None	None
Expected lives	5 years	5 years	5 years
Expected volatility	65.00%	65.00%	59.22%
Option fair value at grant date	$2.73	$8.28	$0.20

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Had compensation cost been determined consistent with SFAS 123, the Company’s pro forma net income (loss) would have been as follows (unaudited):

	2002	2001	2000

	(in thousands, except per common share data)
Net income (loss) available to common stockholders:
As reported	$51,877	$117,689	$(12,170)
Pro forma	51,710	114,467	(12,211)
Basic income (loss) per common share:
As reported	$1.18	$3.00	$(0.03)
Pro forma	1.18	2.91	(0.03)
Diluted income (loss) per common share:
As reported	$1.14	$2.87	$(0.03)
Pro forma	1.13	2.79	(0.03)

Stock-based employee compensation costs included in net income for fiscal years 2000 and 2001 is $20,000 and $880,000. (None in 2002). Additional stock-based employee compensation costs included in the pro forma net income amounts for fiscal years 2000 to 2002 are $41, $3,222, and $167, respectively.

13. COMMITMENTS AND CONTINGENCIES

Employment Agreements

On May 1, 2002, the Company entered into employment agreements with terms of two to three years with certain members of management with automatic one-year renewal periods at expiration dates. The agreements provide for, among other things, compensation, benefits and severance payments.

Litigation

The Company is involved in legal actions which arise in the ordinary course of its business. Although the outcomes of any such legal actions cannot be predicted, in the opinion of management, the resolution of any currently pending or threatened actions will not have a material adverse effect upon the consolidated financial position or results of operations of the Company.

Warranty

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

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

A reconciliation of the changes to our warranty accrual for 2002 and 2001 is as follows:

	Fiscal Year	Fiscal Year
	2002	2001

Balance at beginning of period	$16,489	$9,728
Accruals during the period	9,825	8,515
Settlements made (in cash or in kind) during the period	(6,854)	(1,754)

Ending balance	$19,460	$16,489

Leases

The Company leases machinery, transportation equipment and office, warehouse and manufacturing facilities, which are noncancellable and expire at various dates. Total rental expense for all operating leases for 2002, 2001 and 2000 was $2.9 million, $2.6 million and $2.5 million, respectively.

Future minimum annual lease payments under these noncancellable operating leases at December 28, 2002 are as follows (in thousands):

2003	$2,434
2004	2,245
2005	1,846
2006	1,322
2007	1,283
Thereafter	4,000

Total	$13,130

None of the leases include contingent rental provisions.

Employee Benefit Plans

Deltak maintains a profit-sharing plan for employees. Deltak’s expense for this plan totaled $0.8 million, $1.5 million and $1.3 million for 2002, 2001 and 2000, respectively. In addition to the Deltak profit-sharing plan, GPEG maintains a 401(k) plan covering substantially all of Deltak, Braden and CFI’s employees. Expense for the GPEG 401(k) plan for 2002, 2001 and 2000 was $1.0 million, $1.0 million, and $0.8 million, respectively.

Braden participates in a defined benefit multi-employer union pension fund covering all union employees. As required by labor contracts, Braden made contributions totaling $0.04 million, $0.1 million and $0.2 million for 2002, 2001 and 2000, respectively. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked. Braden may be liable for its share of unfunded vested benefits, if any, related to the union pension fund. Information from the union pension fund’s administrators indicates there are no unfunded vested benefits.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

14. SUPPLEMENTAL CASH FLOW INFORMATION

Changes in current operating items, net of working capital acquired, were as follows (in thousands):

	2002	2001	2000

Accounts receivable	$40,338	$(55,384)	$(13,661)
Inventories	1,570	(1,204)	4,734
Costs and estimated earnings in excess of billings	69,066	(61,126)	(48,384)
Accounts payable	(26,232)	17,950	19,179
Accrued expenses and other	(2,802)	29,789	5,379
Billings in excess of costs and estimated earnings	(38,280)	26,412	60,479

	$43,660	$(43,563)	$27,726

Supplemental cash flow disclosures are as follows (in thousands):

	2002	2001	2000

Cash paid during the period for:
Interest	$3,867	$18,488	$8,811
Income taxes	29,415	2,254	590
Noncash transactions:
Recapitalization rollover equity	—	—	20,400
Units issued as debt discount	—	—	7,708
Note issued for CFI net assets	—	—	5,500
Common and preferred units issued for CFI net assets	—	—	2,000

15. SEGMENT INFORMATION

The “management approach” called for by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” has been used by GPEG management to present the segment information which follows. GPEG considered the way its management team organizes its operations for making operating decisions and assessing performance and considered which components of its enterprise have discrete financial information available. Management makes decisions using a product group focus and its analysis resulted in two operating segments, Heat Recovery Equipment and Auxiliary Power Equipment. The Company evaluates performance based on net income or loss not including certain items as noted below.

Accounting policies used by the segments are the same as those described in Note 2. Intersegment revenues and transactions were not significant. Corporate assets consist primarily of cash and deferred tax assets. Capital expenditures do not include amounts arising from the acquisition of businesses. Expenses associated with the Recapitalization (see Note 3) and the extraordinary losses on debt extinguishment have not been allocated. Interest income has not been allocated as cash management activities are handled at a corporate level.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following table presents information about segment income (loss) and assets:

	Heat	Auxiliary
	Recovery	Power
	Equipment	Equipment

	(in thousands)
2002
Revenues	$308,628	$278,177
Interest expense	1,784	2,624
Depreciation and amortization	1,428	2,218
Income tax provision	11,729	21,900
Segment income	18,345	34,254
Assets	139,637	106,763
Capital expenditures	569	1,455
2001
Revenues	$442,319	$281,185
Interest expense	5,798	10,326
Depreciation and amortization	2,134	2,621
Income tax provision	10,608	12,735
Segment income	29,073	23,023
Assets	207,547	146,573
Capital expenditures	1,073	10,429
2000
Revenues	$258,644	$157,947
Interest expense	4,953	8,453
Depreciation and amortization	1,937	1,421
Income tax benefit	(182)	(251)
Segment income	18,351	12,175
Assets	128,029	97,025
Capital expenditures	1,046	1,141

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following tables present information which reconciles segment information to consolidated totals:

	2002	2001	2000

	(in thousands)
Income (Loss) from Continuing Operations
Total segment income	$52,599	$52,096	$30,526
Tax benefit from tax status change	—	88,000	—
Unallocated recapitalization charge	—	—	(38,114)
Unallocated interest income	198	228	1,237
Other	(920)	(1,628)	(897)

Consolidated income (loss) before extraordinary loss	$51,877	$138,696	$(7,248)

	December 28,	December 29,	December 30,
	2002	2001	2000

	(in thousands)
Assets
Total segment assets	$246,400	$354,121	$225,054
Corporate cash and cash equivalents	52,805	707	19,084
Other unallocated amounts, principally deferred tax assets	70,499	75,803	1,555

Consolidated tax assets	$369,704	$430,631	$245,693

	2002

	Segment		Consolidated
	Totals	Adjustments	Totals

	(in thousands)
Other Significant Items
Interest expense	$4,408	$—	$4,408
Interest income	—	198	198
Expenditures for assets	2,024	19	2,043
Depreciation and amortization	3,646	36	3,682

	2001

	Segment		Consolidated
	Totals	Adjustments	Totals

	(in thousands)
Interest expense	$16,124	$—	$16,124
Interest income	—	228	228
Expenditures for assets	11,502	57	11,559
Depreciation and amortization	4,755	109	4,864

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	2000

	Segment		Consolidated
	Totals	Adjustments	Totals

	(in thousands)
Interest expense	$13,406	$6	$13,412
Interest income	—	1,237	1,237
Expenditures for assets	2,187	—	2,187
Depreciation and amortization	3,358	353	3,711

Product Revenues

The following table represents revenues by product group:

	2002	2001	2000

	(in thousands)
Heat recovery equipment segment:
HRSGs	$231,019	$324,211	$219,649
Specialty boilers	77,609	118,108	38,995

	308,628	442,319	258,644

Auxiliary power equipment segment:
Exhaust systems	$67,375	$123,919	$86,228
Inlet systems	134,153	86,798	52,004
Other	76,649	70,468	19,715

	278,177	281,185	157,947

Total	$586,805	$723,504	$416,591

Geographic Revenues

The following table presents revenues by geographic region:

	2002	2001	2000

	(in thousands)
North America	$483,541	$669,242	$383,318
South America	8,821	16,506	2,264
Europe	48,481	13,793	11,632
Asia	30,775	6,447	11,835
Other	15,187	17,516	7,542

Total	$586,805	$723,504	$416,591

Management attributed sales to geographic location based on the customer-determined destination of the delivered product.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

16. SUMMARY OF QUARTERLY INFORMATION (unaudited)

	First	Second	Third	Fourth

2002
Revenues	$203,527	$162,916	$112,673	$107,689
Gross profit	36,728	35,890	28,498	30,350
Operating income	26,273	25,069	17,360	20,552
Income tax provision	9,746	9,346	6,322	7,753
Net income	15,244	14,618	9,889	12,126
Income per share:
Basic	0.35	0.33	0.22	0.28
Diluted	0.33	0.32	0.22	0.27
Price range per share: (1)
High	15.54	12.49	10.05	5.53
Low	8.60	8.49	3.90	3.74
2001
Revenues	156,170	171,435	180,757	215,142
Gross profit	26,414	31,007	31,527	42,598
Operating income	17,484	20,167	21,276	30,570
Income tax provision	931	3,124	7,389	11,461
Net income	10,161	80,992	11,556	17,927
Income per share:
Basic	0.26	2.14	0.26	0.41
Diluted	0.24	2.04	0.25	0.39
Price range per share: (1)
High	—	37.90	30.95	17.60
Low	—	22.05	13.55	11.45
2000
Revenues	111,083	92,898	100,217	112,393
Gross profit	18,477	16,848	16,738	18,840
Operating income (loss)	12,283	10,248	(28,443)	10,406
Income tax provision (benefit)	117	71	(493)	(128)
Net income (loss)	11,375	9,966	(33,431)	3,306
Income (loss) per share:
Basic	0.02	0.02	(0.13)	0.04
Diluted	0.01	0.01	(0.13)	0.04

(1)	Price range per share is not applicable to periods prior to the IPO on May 18, 2001, as no established public trading market existed.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previously reported on Form 8-K, dated April 8, 2002, and filed with the Securities and Exchange Commission on April 12, 2002.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by this Item with respect to the Company’s directors and certain beneficial owners of the Company’s common stock is incorporated by reference from the sections of the Company’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders to be held June 5, 2003 (the “Proxy Statement”) entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The information required by this Item with respect to the Company’s executive officers appears at Item 4A of Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the section of the Proxy Statement entitled “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 403 of Regulation S-K is incorporated by reference from the section of the Proxy Statement entitled “Principal Stockholders and Security Ownership of Management.”

The following table sets forth information about the Company’s common stock that may be issued under all of the Company’s existing equity compensation plans at December 28, 2002:

Number of Shares
	to be Issued Upon	Weighted-Average	Number of Shares
	Exercise of	Exercise Price of	Remaining Available
Plan Category	Outstanding Options	Outstanding Options	For Future Issuance

Equity compensation plans approved by stockholders (1)	4,156,465	$3.10	756,453
Equity compensation plans not approved by stockholders	—	$—	—

(1)	Consists of the Global Power Equipment Group Inc. 2000 Stock Option Plan and 2001 Stock Option Plan. The shares remaining available for future issuance may be issued under the Stock Option Plans in the form of stock options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the section of the Proxy Statement entitled “Certain Transactions.”

ITEM 14. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14 (c) under the Securities Exchange Act of 1934, as amended, within 90 days of the filing date of this report. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are adequate and effective to ensure that material information related to us, including our consolidated subsidiaries, required to be included in our periodic reports to be filed with the SEC is made known to them in a timely manner. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date we carried out our evaluation.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.	Financial Statements.

See Item 8 of Part II of this report.

2.	Financial Statement Schedules.

Schedule II — Valuation and Qualifying Accounts

3.	Exhibits.

2.1	Purchase Agreement, dated as of June 5, 1998, by and between Global Energy Equipment Group, L.L.C., GEEG, Inc., Jason Incorporated, Braden Nevada, Inc., Deltak Nevada, Inc., Jason Nevada, Inc., Deltak, L.L.C. and Braden Manufacturing L.L.C. (incorporated by reference to Exhibit 2.1 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended).
2.2	Agreement and Plan of Merger, dated as of July 14, 2000, among Saw Mill Investments LLC, GEEG Holdings, L.L.C., GEEG Acquisition Holdings Corp. and GEEG Acquisition, L.L.C. (incorporated by reference to Exhibit 2.2 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended).
2.3	First Amendment to the Agreement and Plan of Merger, dated as August 1, 2000, among Saw Mill Investments LLC, GEEG Holdings, L.L.C., GEEG Acquisition Holdings Corp. and GEEG Acquisition, L.L.C. (incorporated by reference to Exhibit 2.3 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended).
3.1	Amended and Restated Certificate of Incorporation of Global Power Equipment Group Inc. (incorporated by reference to Exhibit 3.1(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
3.2	Amended and Restated By-Laws of Global Power Equipment Group Inc. (incorporated by reference to Exhibit 3.2(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
4.1	Form of Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended).
10.1	Acquisition Agreement, dated as of October 31, 2000, by and among GEEG Holdings, L.L.C., CFI Holdings, Inc., John L. McSweeney and Truman W. Bassett. (incorporated by reference to Exhibit 10.1 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended).
10.2	First Amendment to Management Agreement, dated April 27, 2001, by and between Harvest Partners, Inc. and Global Energy Equipment Group, L.L.C. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.3	Management Agreement by and between Harvest Partners, Inc. and Global Energy Equipment Group, L.L.C. (incorporated by reference to Exhibit 10.2 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended).
10.4*	2002 Management Incentive Compensation Plan. (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001).
10.5	Registration Rights Agreement, dated as of May 7, 2001, by and among Global Power Equipment Group Inc., Harvest Partner III, L.P., SMC Power Holding LLC, each of the other stockholders of Global Power Equipment Group Inc. listed on Exhibit A thereto, Cascade Investment Partners, L.L.C., each of the management stockholders identified as such on Exhibit B thereto, Donaldson, Lufkin & Jenrette Securities Corporation and each of the other stockholders of GEEG Acquisition Holdings Corp. identified as such on Exhibit C thereto, and each of the former members of GEEG Acquisition Holdings L.L.C. identified as such on Exhibit D thereto. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.6	Indemnity Escrow Agreement, dated as of October 31, 2000, among GEEG Holdings, L.L.C., John L. McSweeney, Truman W. Bassett and United States Trust Company of New York. (incorporated by reference to Exhibit 10.4 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended).
10.7	Assignment, Amendment and Restatement Agreement, dated as of May 23, 2001, by and among Global Power Equipment Group Inc., certain subsidiaries of Global Power Equipment Group Inc. and certain lenders listed thereto, and Bankers Trust Company, as administrative agent. (incorporated by reference to Exhibit 10.4(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.8	Consent and first amendment to Amended and Restated Credit Agreement, dated as of June 15, 2001, by and among Global Power Equipment Group Inc., certain financial institutions signatories thereto, and Banker Trust Company, as administrative agent to said financial institutions. (incorporated by reference to Exhibit 10.4(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.9	Second amendment to Amended and Restated Credit Agreement, dated as of June 27, 2001, by and among Global Power Equipment Group Inc., certain financial institutions signatories thereto, and Banker Trust Company, as administrative agent to said financial institutions. (incorporated by reference to Exhibit 10.4(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.10	Purchase Price Escrow Agreement, dated as of October 31, 2000, among GEEG Holdings, L.L.C., John L. McSweeney, Truman W. Bassett and United States Trust Company of New York. (incorporated by reference to Exhibit 10.5 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832) as amended).
10.11	Letter Agreement, dated April 27, 2001, between Global Energy Equipment Group, L.L.C. and Harvest Partners, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.12*	Employment Agreement, dated May 1, 2002, by and between Global Power Equipment Group Inc. and Larry D. Edwards.
10.13*	Employment Agreement, dated May 1, 2002, by and between Global Power Equipment Group Inc. and Michael H. Hackner.
10.14*	Employment Agreement, dated May 1, 2002, by and among Global Power Equipment Group Inc., Deltak, L.L.C. and Gary Obermiller.
10.15*	Employment Agreement, dated May 1, 2002, by and among Global Power Equipment Group Inc., Braden Manufacturing, L.L.C. and Gene F. Schockemoehl.
10.16*	GEEG Holdings, L.L.C. 2000 Option Plan (incorporated by reference to Exhibit 10.12 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended).
10.17	Promissory Note dated October 31, 2000 from CFI Holdings, Inc. to John L. McSweeney in a stated amount of $2,750,000. (incorporated by reference to Exhibit 10.13 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended).
10.18	Promissory Note dated October 31, 2000 from CFI Holdings, Inc. to Truman W. Bassett in a stated amount of $2,750,000. (incorporated by reference to Exhibit 10.14 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended).
10.19	Exchange Agreement by and among the members of GEEG Holdings, L.L.C. and Global Power Equipment Group Inc. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001).
10.20*	Global Power Equipment Group Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.16 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832) as amended).

10.21	Senior Subordinated Loan Agreement, dated as of August 1, 2000 among Global Energy Equipment Group, L.L.C. and the lenders party thereto. (incorporated by reference to Exhibit 10.19 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended).
10.22*	Amendment No. 1 to the GEEG Holdings, L.L.C. 2000 Option Plan. (incorporated by reference to Exhibit 10.20 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832) as amended).
10.23*	Amendment No. 2 to the GEEG Holdings, L.L.C. 2000 Option Plan. (incorporated by reference to Exhibit 10.21 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended).
10.24	Waiver and Amendment to Senior Subordinated Loan Agreement. (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001).
10.25	Third amendment to Amended and Restated Credit Agreement, dated as of November 2, 2001, by and among Global Power Equipment Group Inc., certain financial institutions signatories thereto, and Banker Trust Company, as administrative agent to said financial institutions. (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001).
10.26*	Employment Agreement, dated October 31, 2000 by and between Consolidated Fabricators, Inc., and John L. McSweeney. (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001).
10.27*	Amendment No. 3 to the GEEG Holdings, L.L.C. 2000 Option Plan. (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001).
10.28	Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 14, 2002, by and among Global Power Equipment Group Inc., certain financial institutions signatories thereto, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, as administrative agent to said financial institutions. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002)
21.1	List of Subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Notice regarding consent of Arthur Andersen LLP.
99.1	Notification letter to SEC (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001).
99.2	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

Form 8-K dated October 28, 2002 filed to report earnings for the third quarter ended September 29, 2002.

No other reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 28, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2003.

Global Power Equipment Group Inc. BY /s/ Larry Edwards

Larry Edwards President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 2003.

/s/ Stephen Eisenstein

Stephen Eisenstein, Chairman of the Board

/s/ Larry Edwards

Larry Edwards President and Chief Executive Officer and Director

/s/ Michael H. Hackner

Michael H. Hackner Chief Financial Officer and Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)

/s/ Adrian W. Doherty Jr.

Adrian W. Doherty Jr., Director

/s/ Ed Hotard

Ed Hotard, Director

/s/ Ira Kleinman

Ira Kleinman, Director

/s/ Jerry E. Ryan

Jerry E. Ryan, Director

/s/ Bengt Sohlen

Bengt Sohlen, Director

CERTIFICATIONS

I, Larry Edwards, certify that:

1)	I have reviewed this annual report on Form 10-K of Global Power Equipment Group Inc.;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrants’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6)	The registrant’s other certifying officer and I have indicated in this annual report whether or not there was significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

Date: March 26, 2003

/s/ Larry Edwards

Larry Edwards President and Chief Executive Officer

I, Michael H. Hackner, certify that:

1)	I have reviewed this annual report on Form 10-K of Global Power Equipment Group Inc.;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrants’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6)	The registrant’s other certifying officer and I have indicated in this annual report whether or not there was significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

Date: March 26, 2003

/s/ Michael H. Hackner

Michael H. Hackner Chief Financial Officer and Vice President of Finance

Report of Independent Accountants on
Financial Statement Schedule

To the Shareholders and Board of Directors of Global Power Equipment Group Inc.:

Our audit of the consolidated financial statements referred to in our report dated February 19, 2003 appearing in this Form 10-K also included an audit of the financial statement schedule (related to the year ended December 28, 2002) listed in Item 15(a)(2) of this Form 10-K. In our opinion, the financial statement schedule as it relates to the year ended December 28, 2002 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
February 19, 2003

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Global Power Equipment Group Inc.’s filing on Form 10-K for the fiscal year ended December 29, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K for the fiscal year ended December 28, 2002. For further discussion, See Exhibit 23.2 which is filed herewith and hereby incorporated by reference into the form 10-K for the fiscal year ended December 28, 2002 of which this report forms a part.

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

/s/ ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
February 15, 2002

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
SCHEDULES OF VALUATION AND QUALIFYING ACCOUNTS
2000, 2001, 2002

	Balance	Charges to		Balance
	at Beginning	Costs and		at End
Description	of Period	Expenses (a)	Write-offs (b)	of Period

	(in thousands)
For the year ended December 30, 2000:
Allowance for doubtful accounts	$985	$806	$50	$1,841
For the year ended December 29, 2001:
Allowance for doubtful accounts	1,841	616	(72)	2,385
For the year ended December 28, 2002:
Allowance for doubtful accounts	2,385	357	(967)	1,775

(a)	No amounts were charged to other accounts in any period.
(b)	Amounts are net of recoveries of $64, $0 and $0 for 2000, 2001 and 2002, respectively.

Exhibits Rider

2.1	Purchase Agreement, dated as of June 5, 1998, by and between Global Energy Equipment Group, L.L.C., GEEG, Inc., Jason Incorporated, Braden Nevada, Inc., Deltak Nevada, Inc., Jason Nevada, Inc., Deltak, L.L.C. and Braden Manufacturing L.L.C. (incorporated by reference to Exhibit 2.1 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended).
2.2	Agreement and Plan of Merger, dated as of July 14, 2000, among Saw Mill Investments LLC, GEEG Holdings, L.L.C., GEEG Acquisition Holdings Corp. and GEEG Acquisition, L.L.C. (incorporated by reference to Exhibit 2.2 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended).
2.3	First Amendment to the Agreement and Plan of Merger, dated as August 1, 2000, among Saw Mill Investments LLC, GEEG Holdings, L.L.C., GEEG Acquisition Holdings Corp. and GEEG Acquisition, L.L.C. (incorporated by reference to Exhibit 2.3 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended).
3.1	Amended and Restated Certificate of Incorporation of Global Power Equipment Group Inc. (incorporated by reference to Exhibit 3.1(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
3.2	Amended and Restated By-Laws of Global Power Equipment Group Inc. (incorporated by reference to Exhibit 3.2(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
4.1	Form of Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended).
10.1	Acquisition Agreement, dated as of October 31, 2000, by and among GEEG Holdings, L.L.C., CFI Holdings, Inc., John L. McSweeney and Truman W. Bassett. (incorporated by reference to Exhibit 10.1 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended).
10.2	First Amendment to Management Agreement, dated April 27, 2001, by and between Harvest Partners, Inc. and Global Energy Equipment Group, L.L.C. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.3	Management Agreement by and between Harvest Partners, Inc. and Global Energy Equipment Group, L.L.C. (incorporated by reference to Exhibit 10.2 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended).

10.4*	2002 Management Incentive Compensation Plan. (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001).
10.5	Registration Rights Agreement, dated as of May 7, 2001, by and among Global Power Equipment Group Inc., Harvest Partner III, L.P., SMC Power Holding LLC, each of the other stockholders of Global Power Equipment Group Inc. listed on Exhibit A thereto, Cascade Investment Partners, L.L.C., each of the management stockholders identified as such on Exhibit B thereto, Donaldson, Lufkin & Jenrette Securities Corporation and each of the other stockholders of GEEG Acquisition Holdings Corp. identified as such on Exhibit C thereto, and each of the former members of GEEG Acquisition Holdings L.L.C. identified as such on Exhibit D thereto. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.6	Indemnity Escrow Agreement, dated as of October 31, 2000, among GEEG Holdings, L.L.C., John L. McSweeney, Truman W. Bassett and United States Trust Company of New York. (incorporated by reference to Exhibit 10.4 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended).
10.7	Assignment, Amendment and Restatement Agreement, dated as of May 23, 2001, by and among Global Power Equipment Group Inc., certain subsidiaries of Global Power Equipment Group Inc. and certain lenders listed thereto, and Bankers Trust Company, as administrative agent. (incorporated by reference to Exhibit 10.4(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.8	Consent and first amendment to Amended and Restated Credit Agreement, dated as of June 15, 2001, by and among Global Power Equipment Group Inc., certain financial institutions signatories thereto, and Banker Trust Company, as administrative agent to said financial institutions. (incorporated by reference to Exhibit 10.4(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.9	Second amendment to Amended and Restated Credit Agreement, dated as of June 27, 2001, by and among Global Power Equipment Group Inc., certain financial institutions signatories thereto, and Banker Trust Company, as administrative agent to said financial institutions. (incorporated by reference to Exhibit 10.4(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.10	Purchase Price Escrow Agreement, dated as of October 31, 2000, among GEEG Holdings, L.L.C., John L. McSweeney, Truman W. Bassett and United States Trust Company of New York. (incorporated by reference to Exhibit 10.5 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832) as amended).
10.11	Letter Agreement, dated April 27, 2001, between Global Energy Equipment Group, L.L.C. and Harvest Partners, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.12*	Employment Agreement, dated May 1, 2002, by and between Global Power Equipment Group Inc. and Larry D. Edwards.
10.13*	Employment Agreement, dated May 1, 2002, by and between Global Power Equipment Group Inc. and Michael H. Hackner.
10.14*	Employment Agreement, dated May 1, 2002, by and among Global Power Equipment Group Inc., Deltak, L.L.C. and Gary Obermiller.
10.15*	Employment Agreement, dated May 1, 2002, by and among Global Power Equipment Group Inc., Braden Manufacturing, L.L.C. and Gene F. Schockemoehl.
10.16*	GEEG Holdings, L.L.C. 2000 Option Plan (incorporated by reference to Exhibit 10.12 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended).
10.17	Promissory Note dated October 31, 2000 from CFI Holdings, Inc. to John L. McSweeney in a stated amount of $2,750,000. (incorporated by reference to Exhibit 10.13 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended).
10.18	Promissory Note dated October 31, 2000 from CFI Holdings, Inc. to Truman W. Bassett in a stated amount of $2,750,000. (incorporated by reference to Exhibit 10.14 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended).
10.19	Exchange Agreement by and among the members of GEEG Holdings, L.L.C. and Global Power Equipment Group Inc. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001).
10.20*	Global Power Equipment Group Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.16 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832) as amended).
10.21	Senior Subordinated Loan Agreement, dated as of August 1, 2000 among Global Energy Equipment Group, L.L.C. and the lenders party thereto. (incorporated by reference to Exhibit 10.19 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended).

10.22*	Amendment No. 1 to the GEEG Holdings, L.L.C. 2000 Option Plan. (incorporated by reference to Exhibit 10.20 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832) as amended).
10.23*	Amendment No. 2 to the GEEG Holdings, L.L.C. 2000 Option Plan. (incorporated by reference to Exhibit 10.21 to the Company’s registration statement on form S-1 filed May 16, 2001 (No. 333-56832), as amended).
10.24	Waiver and Amendment to Senior Subordinated Loan Agreement. (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001).
10.25	Third amendment to Amended and Restated Credit Agreement, dated as of November 2, 2001, by and among Global Power Equipment Group Inc., certain financial institutions signatories thereto, and Banker Trust Company, as administrative agent to said financial institutions. (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001).
10.26*	Employment Agreement, dated October 31, 2000 by and between Consolidated Fabricators, Inc., and John L. McSweeney. (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001).
10.27*	Amendment No. 3 to the GEEG Holdings, L.L.C. 2000 Option Plan. (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001).
10.28	Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 14, 2002, by and among Global Power Equipment Group Inc., certain financial institutions signatories thereto, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, as administrative agent to said financial institutions. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002)
21.1	List of Subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP
23.2	Notice regarding consent of Arthur Andersen LLP.
99.1	Notification letter to SEC (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001).
99.2	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.