Form 10-Q
period 2003-03-29
GLOBAL POWER EQUIPMENT GROUP INC/
filed 2003-05-12
CIK 1136294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The number of shares of the Registrant’s common stock, $.01 par value, outstanding at May 6, 2003 was 43,988,489.

GLOBAL POWER EQUIPMENT GROUP INC.

FORM 10-Q
March 29, 2003

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS
GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	March 29,	December 28,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$58,031	$59,042
Accounts receivable, net of allowance of $1,949 and $1,775	95,229	82,844
Inventories at FIFO	4,217	4,403
Costs and estimated earnings in excess of billings	31,878	62,289
Deferred income taxes	18,481	22,385
Other current assets	1,364	2,082

Total current assets	209,200	233,045
Property, plant and equipment, net	24,620	25,469
Deferred income taxes	63,226	64,803
Goodwill	45,000	45,000
Other assets	1,715	1,387

Total assets	$343,761	$369,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$12,536	$5,423
Accounts payable	28,463	29,773
Accrued compensation and employee benefits	5,145	9,301
Accrued warranty	19,724	19,460
Billings in excess of costs and estimated earnings	84,830	107,242
Accrued income taxes	4,633	9,471
Other current liabilities	3,692	4,417

Total current liabilities	159,023	185,087
Long-term debt, net of current maturities	47,522	54,650
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 43,988,489 and 43,976,679 shares issued and outstanding, respectively	440	440
Paid-in capital deficit	(28,316)	(28,321)
Accumulated other comprehensive income	1,200	822
Retained earnings	163,892	157,026

Total stockholders’ equity	137,216	129,967

Total liabilities and stockholders’ equity	$343,761	$369,704

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended

	March 29,	March 30,
	2003	2002

Revenues	$77,026	$203,527
Cost of sales	55,808	166,799

Gross profit	21,218	36,728
Selling and administrative expenses	9,464	10,455

Operating income	11,754	26,273
Interest expense	498	1,283

Income before income taxes	11,256	24,990
Income tax provision	4,390	9,746

Net income available to common stockholders	$6,866	$15,244

Earnings per weighted average common share:
Basic	$0.16	$0.35

Weighted average number of shares of common stock outstanding-basic	43,988	43,953

Diluted	$0.15	$0.33

Weighted average number of shares of common stock outstanding-diluted	45,609	45,643

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended

	March 29,	March 30,
	2003	2002

Operating activities:
Net income	$6,866	$15,244
Adjustments to reconcile net income to net cash used in operating activities-
Depreciation and amortization	1,058	1,037
Deferred income taxes	5,481	(435)
Changes in operating items (Note 10)	(14,347)	(24,151)

Net cash used in operating activities	(942)	(8,305)

Investing activities:
Purchases of property, plant and equipment	(59)	(788)

Financing activities:
Proceeds from revolving credit facility	—	82,650
Payments on revolving credit facility	—	(63,575)
Payments on long-term debt	(15)	(7,142)
Proceeds from issuance of common stock	5	—

Net cash (used in) provided by financing activities	(10)	11,933

Net (decrease) increase in cash and cash equivalents	(1,011)	2,840
Cash and cash equivalents, beginning of period	59,042	2,435

Cash and cash equivalents, end of period	$58,031	$5,275

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BUSINESS AND ORGANIZATION

Global Power Equipment Group Inc. and Subsidiaries (the Company or GPEG) designs, engineers and manufactures heat recovery and auxiliary power equipment. Our products include:

•	heat recovery steam generators;	•	exhaust systems;
•	filter houses;	•	diverter dampers; and
•	inlet systems;	•	specialty boilers and related products
•	gas turbine, steam turbine and generator enclosures;

The Company’s corporate headquarters are located in Tulsa, Oklahoma, with operating facilities in Plymouth, Minnesota; Tulsa, Oklahoma; Auburn, Massachusetts; Clinton, South Carolina; Monterrey, Mexico; Toluca, Mexico; San Antonio, Mexico; and Heerlen, Netherlands.

2.     INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements, in the opinion of management, include normal recurring adjustments and reflect all adjustments which are necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 28, 2002, filed with the Securities and Exchange Commission. The quarterly results are not necessarily indicative of the actual results that may occur for the entire fiscal year.

3.     GOODWILL

There were no changes in the carrying amount of goodwill during the first quarter of fiscal 2003. Additionally, the Company has also completed its annual impairment testing and no changes were made to the carrying value of goodwill with respect to this testing. The balances by operating segment are as follows (in thousands):

	Heat	Auxiliary
	Recovery	Power
	Equipment	Equipment	Corporate	Total

Balance as of March 29, 2003	$25,230	$18,623	$1,147	$45,000

4.     EARNINGS PER SHARE

Basic and diluted earnings per common share are calculated as follows (in thousands, except share and per share data):

	Three Months Ended

	March 29,	March 30,
	2003	2002

Basic earnings per common share:
Numerator:
Net income available to common stockholders	$6,866	$15,244

Denominator:
Weighted average shares outstanding	43,987,970	43,953,340

Basic earnings per common share	$0.16	$0.35

Diluted earnings per common share:
Numerator:
Net income available to common stockholders	$6,866	$15,244

Denominator:
Weighted average shares outstanding	43,987,970	43,953,340
Dilutive effect of options to purchase common stock	1,620,896	1,689,902

Weighted average shares outstanding assuming dilution	45,608,866	45,643,242

Diluted earnings per common share	$0.15	$0.33

5.     DERIVATIVE FINANCIAL INSTRUMENTS

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

Periodically, the Company uses derivative financial instruments in the management of its foreign currency exchange and interest rate exposures. As of March 29, 2003, notional amounts outstanding under foreign currency forward exchange agreements were approximately $12.8 million with varying amounts due through July 2003. Currently, the Company recognizes changes in the fair values of the forward agreements through earnings. The Company recorded unrealized gains on the forward agreements of approximately $0.4 million for the period ended March 29, 2003 in earnings. No foreign currency forward exchange contracts amounts were outstanding under such contracts at March 30, 2002.

6.     LITIGATION

The Company is involved in legal actions which arise in the ordinary course of its business. Although the outcomes of any such legal actions cannot be predicted, in the opinion of management, the resolution of any currently pending or threatened actions will not have a material adverse effect upon the consolidated financial position or results of operations of the Company.

7.     COMMITMENTS AND CONTINGENCIES

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

A reconciliation of the changes to our warranty accrual for the first quarter of 2003 and the first quarter of 2002 is as follows:

	Three Months Ended

	March 29,	March 30,
	2003	2002

Balance at beginning of period	$19,460	$16,489
Accruals during the period	978	1,706
Settlements made (in cash or in kind) during the period	(714)	(300)

Ending balance	$19,724	$17,895

Also, at March 29, 2003 we had a contingent liability for stand-by letters of credit totaling $51.4 million that have been issued and are outstanding that generally were issued to secure performance on customer contracts. Currently, there are no amounts drawn upon these letters of credit.

Finally, under a management agreement with Harvest Partners, Inc. we are contractually committed to annual payments of certain fees for financial advisory and strategic planning services to Harvest of $1.25 million per year through July 2003. Following July 2003, the terms of the management agreement provide for automatic renewals of additional one-year periods unless terminated for cause or by Harvest.

8.     SEGMENT INFORMATION

The “management approach” called for by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” has been used by GPEG management to present the segment information which follows. GPEG considered the way its management team organizes its operations for making operating decisions and assessing performance and considered which components of its enterprise have discrete financial information available. Management makes decisions using a product group focus and its analysis resulted in two operating segments, Heat Recovery Equipment and Auxiliary Power Equipment. The Company evaluates performance based on net income or loss not including certain items as noted below. Intersegment revenues and transactions were not significant. Corporate assets consist primarily of cash and deferred tax assets. Interest income has not been allocated as cash management activities are handled at a corporate level. During the period ended March 29, 2003, there have been no changes in the Company’s basis for segmentation or the measurement of segment income.

The following table presents information about segment income and assets (in thousands):

	Heat Recovery Equipment		Auxiliary Power Equipment

	Three Months Ended		Three Months Ended

	March 29,	March 30,	March 29,	March 30,
	2003	2002	2003	2002

Revenues	$36,697	$120,122	$40,329	$83,405
Interest expense	263	533	367	751
Depreciation and amortization	344	295	555	562
Income tax provision	440	5,144	4,033	4,738
Segment income	689	8,045	6,307	7,411
Assets	118,417	199,100	108,566	144,213
Capital expenditures	31	91	56	697

The following tables present information which reconciles segment information to consolidated totals (in thousands):

	Three Months Ended

	March 29,	March 30,
	2003	2002

Net income:
Total segment income	$6,996	$15,456
Unallocated interest income	132	1
Other	(262)	(213)

Consolidated net income	$6,866	$15,244

	March 29,	December 28,
	2003	2002

Assets:
Total segment assets	$226,983	$246,400
Corporate cash and cash equivalents	48,172	52,805
Other unallocated amounts, principally deferred tax assets	68,606	70,499

Consolidated total assets	$343,761	$369,704

The following table represents revenues by product group (in thousands):

	Three Months Ended

	March 29,	March 30,
	2003	2002

Heat Recovery Equipment segment:
HRSGs	$27,958	$87,908
Specialty boilers	8,739	32,214

	36,697	120,122

Auxiliary Power Equipment segment:
Exhaust systems	17,664	20,339
Inlet systems	11,964	41,689
Other	10,701	21,377

	40,329	83,405

Total	$77,026	$203,527

The following table presents revenues by geographic region (in thousands):

	Three Months Ended

	March 29,	March 30,
	2003	2002

North America	$54,062	$180,220
South America	1,104	3,864
Europe	6,722	9,480
Asia	3,475	3,394
Other	11,663	6,569

Total	$77,026	$203,527

9.     MAJOR CUSTOMERS

The Company has certain customers that represent more than 10 percent of consolidated revenues. The revenue for these customers, as well as corresponding accounts receivable, as a percentage of the consolidated revenues and accounts receivable balances, at and for the three months ended March 29, 2003 and March 30, 2002 are as follows:

	Revenues

	Three Months Ended		Accounts Receivable

	March 29,	March 30,	March 29,	March 30,
	2003	2002	2003	2002

General Electric	19%	34%	9%	20%
The Southern Company	7%	15%	36%	31%
Siemens/Westinghouse	16%	5%	7%	5%
Tenaska	14%	8%	3%	0%

10.     SUPPLEMENTAL CASH FLOW INFORMATION

Changes in current operating items were as follows (in thousands):

	Three Months Ended

	March 29,	March 30,
	2003	2002

Accounts receivable	$(12,385)	$(27,533)
Inventories	186	(519)
Costs and estimated earnings in excess of billings	30,411	42,065
Accounts payable	(1,310)	(17,440)
Accrued expenses and other	(8,837)	(2,723)
Billings in excess of costs and estimated earnings	(22,412)	(18,001)

	$(14,347)	$(24,151)

Supplemental cash flow disclosures are as follows (in thousands):

	Three Months Ended

	March 29,	March 30,
	2003	2002

Cash paid during the period for:
Interest	$601	$583
Income taxes	3,238	10,038

11.     RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations”. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 did not have a material impact on the Company’s consolidated financial statements.

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

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation— Transition and Disclosure”, which amends SFAS 123, “Accounting for Stock-Based Compensation”. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. SFAS 148 is effective for fiscal years ending after December 15, 2002 with interim disclosure provisions being effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company does not currently plan to change to the fair value method of accounting for its stock based compensation. Therefore, the Company anticipates that the adoption of this statement will not have a material impact on its financial condition or results of operations.

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

12.     COMPREHENSIVE INCOME

The table below presents comprehensive income for all applicable periods (in thousands):

	Three Months Ended

	March 29,	March 30,
	2003	2002

Net income	$6,866	$15,244
Foreign currency translation adjustments	378	107

Comprehensive income	$7,244	$15,351

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

Investors are cautioned that all forward-looking statements involve risks and uncertainties, including without limitation, the ability of the Company to develop markets and sell its products and the effects of competition and pricing. Information concerning some of the factors that could cause actual results to differ materially from those in, or implied by, the forward-looking statements are set forth under “Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 28, 2002, filed with the U.S. Securities and Exchange Commission. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included herein will prove to be accurate.

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

During the first quarter of fiscal year 2002, we informed the workforce at our Ft. Smith, Arkansas plant that we would close that facility permanently effective April 30, 2002. The decision was based entirely on the cost structure of that facility and we had already secured replacement capacity to offset that closure in other lower-cost locations around the globe. The Auxiliary Power Equipment segment recorded $875,000 of severance costs related to the elimination of approximately 100 employee positions at the Fort Smith plant during the first quarter of 2002. During 2002 we also scaled back operations at other locations in our efforts to continually seek to further our use of low-cost subcontractor fabrication as well as manage our costs due to the downturn in the U.S. market. Additional workforce reductions taking place in fiscal year 2002 in the Auxiliary Power Equipment segment either through lay-offs or attrition were 199, with severance costs of $125,000. The Heat Recovery Equipment segment reductions totaled 213, with total severance costs of $340,000.

Results of Operations

The table below represents the operating results of the Company for the periods indicated (in thousands):

	Three Months Ended

	March 29,	March 30,
	2003	2002

Revenues	$77,026	$203,527
Cost of sales	55,808	166,799

Gross profit	21,218	36,728
Selling and administrative expenses	9,464	10,455

Operating income	11,754	26,273
Interest expense	498	1,283

Income before income taxes	11,256	24,990
Income tax provision	4,390	9,746

Net income	$6,866	$15,244

Our fiscal year ends on the last Saturday in December. As a result, references in this quarterly report to fiscal year 2003 refer to the fiscal year ending December 27, 2003, and to fiscal year 2002 refer to the fiscal year ended December 28, 2002. References to the first quarter of fiscal year 2003 refer to the three months ended March 29, 2003 and references to the first quarter of fiscal year 2002 refer to the three months ended March 30, 2002.

Three months ended March 29, 2003 compared to three months ended March 30, 2002

Revenues

Revenues decreased 62.2% to $77.0 million for the first quarter of fiscal year 2003 from $203.5 million for the first quarter of fiscal year 2002. This decrease is primarily the result of lower revenue recognition, in the current quarter, due to a continued decline in new orders for both Heat Recovery and Auxiliary Power equipment. Demand in the gas turbine power generation equipment industry began to decrease during the latter half of 2001 and that trend has continued into 2003. Consequently, the development of domestic gas turbine power plants has slowed considerably from September of 2001. We anticipate that revenues in fiscal 2003 will be lower than revenues in 2002 due to the downturn in the domestic power market.

The following table sets forth our segment revenues for the first quarter of fiscal years 2003 and 2002 (dollars in thousands):

	Three Months Ended

	March 29,	March 30,	Percentage
	2003	2002	Change

Heat Recovery Equipment segment:
HRSGs	$27,958	$87,908	-68.2%
Specialty boilers	8,739	32,214	-72.9%

Total segment	$36,697	$120,122	-69.5%

Auxiliary Power Equipment segment:
Exhaust systems	$17,664	$20,339	-13.2%
Inlet systems	11,964	41,689	-71.3%
Other	10,701	21,377	-49.9%

Total segment	$40,329	$83,405	-51.6%

The Heat Recovery Equipment segment revenues decreased 69.5% to $36.7 million for the first quarter of fiscal year 2003. Revenues for HRSGs decreased 68.2% to $28.0 million. The volume and size of orders booked into backlog decreased dramatically during 2002, which results in lower recognition of revenues in the following periods. Revenues for specialty boilers decreased by 72.9% to $8.7 million. This decrease was due primarily to a lower level of revenue recognized for selective catalytic reduction (SCR) units. The large decrease in SCR units was expected, and is due to one-time environmental compliance-related investments made in the U.S.

The Auxiliary Power Equipment segment revenues decreased 51.6% to $40.3 million for the first quarter of fiscal year 2003. Revenues for exhaust systems decreased by 13.2 % to $17.7 million. This decline is primarily due the downturn of the domestic power market resulting in a significantly lower level of orders. Revenues for inlet systems and other equipment decreased by 71.3% to $12.0 million and 49.9% to $10.7 million, respectively. The significant decrease this quarter is also due to a significantly lower level of orders booked during 2002.

The demand for our products and services depends, to a significant degree, on the continued construction of gas turbine power generation plants. In the first quarter of fiscal year 2003, approximately 89% of our revenues were from sales of equipment and provision of services for gas turbine power plants. The power generation equipment industry has experienced cyclical periods of growth or decline. In periods of decreased demand for new gas turbine power plants or difficulty in raising capital to finance new power plants, our customers may be more likely to decrease expenditures on the types of products and systems that we supply and, as a result, our sales may decrease. In addition, the gas turbine power industry depends on natural gas. A rise in the price or shortage of natural gas could reduce the profitability of gas turbine power plants, which could adversely affect our sales. Liquidity concerns in 2002 and continuing into 2003 in the merchant power production sector have reduced the availability of financing for power plant development in the United States and have caused the market for our products to decline. While it is believed that the long-term need for gas fired power plants on a world-wide basis is substantial, lower demand in the United States during 2002 and into the first quarter of 2003, has negatively impacted our bookings and revenue. Demand for new power plants outside of the United States will continue to be a good market for our products.

The following table presents our revenues by geographic region (dollars in thousands):

	Three Months Ended

	March 29, 2003		March 30, 2002

		Percent		Percent
	Revenue	of Total	Revenue	of Total

North America	$54,062	70.3%	$180,220	88.5%
South America	1,104	1.4%	3,864	1.9%
Europe	6,722	8.7%	9,480	4.7%
Asia	3,475	4.5%	3,394	1.7%
Other	11,663	15.1%	6,569	3.2%

Total	$77,026	100.0%	$203,527	100.0%

Revenues in North America comprised 70.3% of our revenues for the first quarter of fiscal year 2003 and 88.5% for the first quarter of fiscal year 2002. Revenues in North America decreased 70.0% to $54.1 million for the first quarter of fiscal year 2003, primarily as a result of a significant decrease in the volume of products sold. This volume decrease was caused primarily by the decrease in the development of gas turbine power plants in the U.S. gas turbine power generation equipment industry beginning in the latter half of 2001 and continuing into 2003. A number of factors have contributed to this situation such as debt and liquidity issues of several merchant power producing companies. While it is believed that the long-term need for power plants on a world-wide basis is substantial, the current demand, in the United States, has slowed considerably.

Revenues in Asia increased 2.4% for the first quarter of fiscal year 2003 to $3.5 million. The Company believes Asia will account for an increasingly larger proportion of the Company’s revenues over the next several years that will partially offset the expected decline in U.S. sales. Revenues in Europe decreased by 29.1% to $6.7 million due to several larger projects being sold last year compared to this year.

Other revenues increased to $11.7 million for the first quarter of fiscal year 2003 primarily as a result of an increase in the number of projects in the Middle East.

Gross Profit

Gross profit decreased 42.2% to $21.2 million for the first quarter of fiscal year 2003 from $36.7 million for the first quarter of fiscal year 2002. Gross profit as a percentage of revenues increased to 27.5% in the first quarter of fiscal year 2003 from 18.0% in the first quarter of fiscal year 2002. Gross profit as a percentage of revenues increased each quarter in 2002 from 18.0% in the first quarter to 28.2% in the fourth quarter. This is primarily due to the continued benefit of concentrating increased production in lower cost countries as well as improved product quality that has substantially reduced rework costs and, to a lesser degree, a change in the product mix within our two operating segments. While we will continue to manage costs by focusing on lower cost countries and maximizing product quality, the gross margin percentage experienced this quarter is not expected to continue during the coming quarter or the next fiscal year. Due to the increasingly competitive market, our gross margin percentages will likely be reduced to more historic levels experienced during the last several years.

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

Selling and Administrative Expenses

Selling and administrative expenses decreased 9.5% to $9.5 million for the first quarter of fiscal year 2003 from $10.5 million for the first quarter of fiscal year 2002. Not including approximately $0.9 million related to our strategic acquisition efforts incurred in the first quarter of fiscal year 2003, selling and administrative costs decreased approximately $1.9 million. This decrease is due to decreases in sales and administrative personnel occurring in the latter part of 2002 as well as other cost savings measures implemented as a result of the downturn in the U.S. power market. As a percentage of revenues, selling and administrative expenses increased to 12.3% for the first quarter of fiscal year 2003 from 5.1% for the comparable period of fiscal year 2002 as a result of our decreasing revenues.

Operating Income

Operating income decreased to $11.8 million for the first quarter of fiscal year 2003 from $26.3 million in the first quarter of fiscal year 2002. The decrease in revenues and associated gross profit were the main contributors to this decrease.

Interest Expense

Interest expense decreased to $0.5 million for the first quarter of fiscal year 2003 from $1.3 million for the first quarter of fiscal year 2002. This decrease is due primarily to a reduction in debt as a result of mandatory principal payments and voluntary prepayments totaling $57.5 million, including a net reduction of $27.6 million to our revolving credit facility. Additionally, our borrowing interest rate has decreased by approximately 180 basis points due to general market interest rate reductions. At March 29, 2003 our term debt bore interest at an average rate of 2.45%.

Income Taxes

The Company is currently reflecting a 39.0% effective tax rate in the tax provision. Also, the reduction of the deferred tax asset related to the amortization of goodwill will allow us to reduce cash paid for future taxes by approximately $5.6 million annually, but will not reduce future income tax expense. We did not have any net operating loss carryforwards at March 29, 2003.

Backlog

Backlog decreased to approximately $258.3 million at March 29, 2003, compared to $487.5 million at March 30, 2002. Based on production and delivery schedules we believe that up to approximately $232 million or 90% of our backlog at March 29, 2003 will be recognized as a portion of our revenues during the next 12 months. Our backlog consists of firm orders from our customers for projects in progress. Backlog does not include preliminary or speculative projects. Bookings of projects can only be reflected in the backlog when the customers have made a firm commitment. To date, we have experienced minimal cancellations because of this conservative policy. Backlog may vary significantly from quarter to quarter due to the timing of that commitment.

Liquidity and Capital Resources

Our primary sources of cash are net cash flow from operations and borrowings under our credit facilities. Our primary uses of this cash are principal and interest payments on indebtedness, capital expenditures and general corporate purposes.

Operating Activities

Net cash used by operations decreased to $0.9 million for the first quarter of fiscal year 2003 from $8.3 million for the first quarter of fiscal year 2002. While earnings in the first quarter of 2002 were higher than 2003 it was offset with a larger increase in working capital compared to the first quarter of fiscal 2003. The large increase in working capital in 2002 was primarily due to large progress billings to customers for two large Heat Recovery projects of approximately $44 million. These projects comprised a significant portion of the fabrication schedule for the third and fourth quarters of 2001, and were part of an advantageous multiple unit arrangement with progress billings less favorable than our normal terms. Two related projects with similar billing terms have also negatively impacted working capital in the first quarter of 2003, albeit to a smaller degree. Planned fluctuations in our cash requirements for projects such as these will occur from time to time. Our $75 million revolving credit facility is available to accommodate these fluctuations.

Investing Activities

Net cash used for investing activities decreased to $0.1 million for the first quarter of fiscal year 2003 from $0.8 million for the first quarter of fiscal year 2002.

Financing Activities

Net cash used by financing activities was $.01 million in the first quarter of fiscal year 2003 and net cash provided by financing activities was $11.9 million in the first quarter of fiscal year 2002. Long-term debt payments and proceeds from issuance of common stock make up the activity for the first quarter of 2003. Activity in 2002 consists of an increase to our revolving credit facility of $19.1 million partially offset by payments on our term debt of $7.2 million.

At March 29, 2003, the Company had $60.0 million outstanding under the term loan and no balance was outstanding under the revolver. Letters of credit totaling $51.4 million were issued and outstanding at March 29, 2003. Currently, there are no amounts drawn upon these letters of credit.

At the Company’s option, amounts borrowed under the amended and restated senior credit facility will bear interest at either the Eurodollar rate or an alternate base rate, plus, in each case, an applicable margin. The applicable margin will range from 1.0% to 2.25% in the case of a Eurodollar based loan and from 0% to 1.25% in the case of a base rate loan, in each case, based on a leverage ratio. At March 29, 2003 the term debt of $60.0 million bore interest at an average rate of approximately 2.45%.

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

The following table summarizes our fixed cash obligations as of March 29, 2003 over various future periods (in thousands):

	Payments Due by Period

	Less than	1-3	4-5	After 5
Contractual Cash Obligations	1 Year	Years	Years	Years	Total

Long-term Debt	$5,408	$54,650	$—	$—	$60,058
Operating Leases	2,387	3,861	2,609	3,665	12,522

Total Contractual Cash Obligations	$7,795	$58,511	$2,609	$3,665	$72,580

Also, at March 29, 2003 we had a contingent liability for stand-by letters of credit totaling $51.4 million that have been issued and are outstanding that generally were issued to secure performance on customer contracts. Currently, there are no amounts drawn upon these letters of credit.

Finally, under a management agreement with Harvest Partners, Inc. we are contractually committed to annual payments of certain fees for financial advisory and strategic planning services to Harvest of $1.25 million per year through July 2003. Following July 2003, the terms of the management agreement provide for automatic renewals of additional one-year periods unless terminated for cause or by Harvest.

At March 29, 2003, the Company had available cash on hand of approximately $58.0 million and approximately $23.6 million of available capacity under its revolving credit facility. The Company may utilize borrowings under the revolving credit facility to supplement its cash requirements from time to time. The Company anticipates that it will generate sufficient cash flows from operations to satisfy its cash commitments and capital requirements for fiscal year 2003. The Company estimates that its total net capital expenditures for fiscal year 2003 will be approximately $1.0 million compared to $1.3 in 2002. The amount of cash flows generated from operations is subject to a number of risks and uncertainties, including the continued construction of gas turbine power generation plants as well as other risks described under “Item 1. Business— Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 28, 2002, filed with the Securities and Exchange Commission. In fiscal 2003, the Company may actively seek and consider acquisitions of or investments in complementary businesses, products or services. The consummation of any acquisition using cash will affect the Company’s liquidity.

Critical Accounting Policies

The following discussion of accounting policies is intended to supplement the Summary of Significant Accounting Policies presented as Note 2 to the consolidated financial statements, included in “Item 8. Financial Statements and Supplementary Data” of the Company’s Form 10-K for the fiscal year ended December 28, 2002, filed with the U.S. Securities and Exchange Commission. These policies were selected because a fluctuation in actual results versus expected results could materially affect our operating results and because the policies require significant judgments and estimates to be made each quarter. Our accounting related to these policies is initially based on our best estimates at the time of original entry in our accounting records. Adjustments are periodically recorded when our actual experience differs from the expected experience underlying the estimates. These adjustments could be material if our experience were to change significantly in a short period of time. We regularly, on a monthly basis, compare our actual experience and expected experience in order to further mitigate the likelihood of material adjustments.

Revenue Recognition— GPEG currently has two segments: Heat Recovery Equipment and Auxiliary Power Equipment. Revenues and cost of sales for our Heat Recovery Equipment segment are recognized on the percentage-of-completion method based on the percentage of actual hours incurred to date in relation to total estimated hours for each contract. Our estimate of the total hours to be incurred at any particular time has a significant impact on the revenue recognized for the respective period. The percentage-of-completion method is only allowed under certain circumstances in which the revenue process is long-term in nature (often in excess of one year), the products sold are highly customized and a process is in place whereby revenues, costs and margins can be accurately estimated. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income, and the effects of such revisions are recognized in the period that the revisions are determined. Under percentage-of-completion accounting, management must also make key judgments in areas such as percent complete, estimates of project costs and margin, estimates of total and remaining project hours and liquidated damages assessments. A one percent fluctuation of our estimate of percent complete would have increased or decreased our first quarter fiscal 2003 revenues by approximately $0.4 million.

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

Cost overruns that we cannot pass on to our customers or the payment of liquidated damages under our contracts will lower our gross profit and related operating income.

Warranty— Estimated costs related to product warranty are accrued as revenue is recognized and included in cost of sales. Estimated costs are based upon past warranty claims and sales history. Warranty terms vary by contract but generally provide for a term of 12 to 18 months after shipment. We manage our exposure to warranty claims by having our field service and quality assurance personnel regularly monitor our projects and maintain ongoing and regular communications with the customer. In 2003, a one percent fluctuation of our warranty expense could increase or decrease cost of goods sold by approximately $10,000.

A reconciliation of the changes to our warranty accrual for the first quarter of 2003 and the first quarter of 2002 is as follows:

	Three Months Ended

	March 29,	March 30,
	2003	2002

Balance at beginning of period	$19,460	$16,489
Accruals during the period	978	1,706
Settlements made (in cash or in kind) during the period	(714)	(300)

Ending balance	$19,724	$17,895

Income Taxes— Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company classifies deferred tax assets and liabilities into current and non-current amounts based on the classification of the related assets and liabilities. Certain judgments are made relating to recoverability of deferred tax assets, level of expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management.

Goodwill and Impairment of Long-Lived Assets— We perform annual impairment analyses on our recorded goodwill and long-lived assets whenever events and circumstances indicate that they may be impaired. The analysis includes assumptions related to future revenues, cash flows, and net assets. Factors that would cause a more frequent test for impairment include, among other things, a significant negative change in the estimated future cash flows of a reporting unit that has goodwill because of an event or a combination of events. We did not record any impairment provisions upon the adoption of SFAS 142.

Related Parties

Affiliates of Harvest Partners, Inc. are our largest stockholders. In addition, two of the directors that serve on our board are both general partners of Harvest Partners, Inc. During the first quarter of fiscal 2003 and the first quarter of fiscal 2002, we incurred consulting expenses from Harvest in the amounts of $0.3 million in each quarter. Under a management agreement with Harvest we are contractually committed to annual payments of certain fees for financial advisory and strategic planning services to Harvest of $1.25 million per year through July 2003. Following July 2003, the terms of the management agreement provide for automatic renewals of additional one-year periods unless terminated for cause or by Harvest.

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

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates. Assuming our current level of borrowings, a 100 basis point increase in interest rates under these borrowings would have increased our interest expense for 2003 by approximately $0.6 million. However, under the terms of our amended and restated senior credit facility we are allowed to lock into interest rates for a period of up to twelve months on our long-term debt. In January 2003 we entered into fixed rate agreements yielding an average rate of 2.45 percent with varying maturity dates extending as long as one year on all of our outstanding long-term debt.

Foreign Currency Exchange Risk

Portions of our operations are located in foreign jurisdictions including Europe and Mexico. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. In addition, sales of products and services are affected by the value of the U.S. dollar relative to other currencies. Periodically we manage our foreign currency exposure through the use of foreign currency forward exchange agreements. Forward agreements totaling approximately $12.8 million were in place at March 29, 2003 with varying amounts due through July 2003. Currently the Company recognizes changes in the fair values of the forward agreements through earnings. The fair value of unrealized gains on the forward agreements of approximately $0.4 million at March 29, 2003 are included in earnings.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations”. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 did not have a material impact on the Company’s consolidated financial statements.

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

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation— Transition and Disclosure”, which amends SFAS 123, “Accounting for Stock-Based Compensation”. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements of the effects of stock-based compensation. SFAS 148 is effective for fiscal years ending after December 15, 2002 with interim disclosure provisions being effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company does not currently plan to change to the fair value method of accounting for its stock based compensation. Therefore, the Company anticipates that the adoption of this statement will not have a material impact on its financial condition or results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	99.1		Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2		Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

		(1)	Form 8-K dated February 24, 2003 filed to report earnings for the year ended December 28, 2002

		(2)	Form 8-K dated March 26, 2003 filed to report that the Company has recently received advanced notice of awards for multiple projects in China and that this information will be included in a presentation at the Deutcshe Bank 2003 Basic Industries Conference in New York City on Monday, March 31st.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Power Equipment Group Inc.
DATED:	May 12, 2003	By: /s/ Larry Edwards

Larry Edwards
President and Chief Executive Officer

Global Power Equipment Group Inc.
DATED:	May 12, 2003	By: /s/ Michael H. Hackner

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

6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there was significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 12, 2003	/s/ Larry Edwards

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

6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there was significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 12, 2003
/s/ Michael H. Hackner

Michael H. Hackner
Chief Financial Officer and
Vice President of Finance

Exhibit Index

Exhibit No

99.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.