Form 10-Q
period 2003-06-28
GLOBAL POWER EQUIPMENT GROUP INC/
filed 2003-08-11
CIK 1136294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

The number of shares of the Registrant’s common stock, $.01 par value, outstanding at August 5, 2003 was 44,788,831.

GLOBAL POWER EQUIPMENT GROUP INC.

FORM 10-Q
June 28, 2003

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS
GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)
(in thousands, except share data)

	June 28,	December 28,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$72,700	$59,042
Accounts receivable, net of allowance of $2,064 and $1,775	47,149	82,844
Inventories at FIFO	3,983	4,403
Costs and estimated earnings in excess of billings	38,048	62,289
Deferred income taxes	18,886	22,385
Other current assets	3,036	2,082

Total current assets	183,802	233,045
Property, plant and equipment, net	23,653	25,469
Deferred income taxes	61,463	64,803
Goodwill	45,000	45,000
Other assets	1,587	1,387

Total assets	$315,505	$369,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$25	$5,423
Accounts payable	19,897	29,773
Accrued compensation and employee benefits	5,176	9,301
Accrued warranty	18,940	19,460
Billings in excess of costs and estimated earnings	79,567	107,242
Accrued income taxes	3,553	9,471
Other current liabilities	5,130	4,417

Total current liabilities	132,288	185,087
Long-term debt, net of current maturities	40,393	54,650
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 44,610,509 and 43,976,679 shares issued and outstanding, respectively	446	440
Paid-in capital deficit	(28,098)	(28,321)
Accumulated other comprehensive income	1,764	822
Retained earnings	168,712	157,026

Total stockholders’ equity	142,824	129,967

Total liabilities and stockholders’ equity	$315,505	$369,704

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Revenues	$64,002	$162,916	$141,028	$366,443
Cost of sales	47,052	127,026	102,860	293,825

Gross profit	16,950	35,890	38,168	72,618
Selling and administrative expenses	8,655	10,821	18,119	21,276

Operating income	8,295	25,069	20,049	51,342
Interest expense	394	1,105	892	2,388

Income before income taxes	7,901	23,964	19,157	48,954
Income tax provision	3,081	9,346	7,471	19,092

Net income available to common stockholders	$4,820	$14,618	$11,686	$29,862

Earnings per weighted average common share:
Basic	$0.11	$0.33	$0.26	$0.68

Weighted average number of shares of common stock outstanding-basic	44,209	43,953	44,099	43,953

Diluted	$0.11	$0.32	$0.26	$0.65

Weighted average number of shares of common stock outstanding-diluted	45,756	45,639	45,618	45,642

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended

	June 28,	June 29,
	2003	2002

Operating activities:
Net income	$11,686	$29,862
Adjustments to reconcile net income to net cash used in operating activities-
Depreciation and amortization	2,143	2,096
Deferred income taxes	6,839	(1,503)
Loss on disposal of equipment	61	—
Changes in operating items (Note 10)	12,541	17,415

Net cash provided by operating activities	33,270	47,870

Investing activities:
Proceeds from sale of equipment	27	—
Purchases of property, plant and equipment	(213)	(1,215)

Net cash used in investing activities	(186)	(1,215)
Financing activities:
Proceeds from revolving credit facility	—	107,400
Payments on revolving credit facility	—	(115,950)
Payments on long-term debt	(19,655)	(22,157)
Proceeds from issuance of common stock	229	—

Net cash used in financing activities	(19,426)	(30,707)

Net increase in cash and cash equivalents	13,658	15,948
Cash and cash equivalents, beginning of period	59,042	2,435

Cash and cash equivalents, end of period	$72,700	$18,383

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

The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements, in the opinion of management, includes normal recurring adjustments and reflects all adjustments which are necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 28, 2002, filed with the Securities and Exchange Commission. The quarterly results are not necessarily indicative of the actual results that may occur for the entire fiscal year.

3.	GOODWILL

There were no changes in the carrying amount of goodwill during the first six months of fiscal 2003. The Company will complete its annual impairment testing during the fourth quarter of this year or as necessary if circumstances warrant a possible impairment. The balances by operating segment are as follows (in thousands):

	Heat	Auxiliary
	Recovery	Power
	Equipment	Equipment	Corporate	Total

Balance as of June 28, 2003	$25,230	$18,623	$1,147	$45,000

4.	EARNINGS PER SHARE

Basic and diluted earnings per common share are calculated as follows (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Basic earnings per common share:
Numerator:
Net income available to common stockholders	$4,820	$14,618	$11,686	$29,862

Denominator:
Weighted average shares outstanding*	44,209,424	43,953,340	44,098,697	43,953,340

Basic earnings per common share	$0.11	$0.33	$0.26	$0.68

Diluted earnings per common share:
Numerator:
Net income available to common stockholders	$4,820	$14,618	$11,686	$29,862

Denominator:
Weighted average shares outstanding*	44,209,424	43,953,340	44,098,697	43,953,340
Dilutive effect of options to purchase common stock	1,547,012	1,686,109	1,519,012	1,688,884

Weighted average shares outstanding assuming dilution	45,756,436	45,639,449	45,617,709	45,642,224

Diluted earnings per common share	$0.11	$0.32	$0.26	$0.65

* The change in the number of weighted average shares outstanding is due to 633,830 stock options being exercised in the first half of fiscal 2003.

5.	DERIVATIVE FINANCIAL INSTRUMENTS

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

Periodically, the Company uses derivative financial instruments in the management of its foreign currency exchange and interest rate exposures. As of June 28, 2003, notional amounts outstanding under foreign currency forward exchange agreements were approximately $5.2 million with varying amounts due through July 2003. Currently, the Company recognizes changes in the fair values of the forward agreements through earnings since the derivatives are not designated as hedges. The Company recorded unrealized gains on the forward agreements of approximately $0.05 million for the period ended June 28, 2003 in earnings. No foreign currency forward exchange contracts were outstanding at June 29, 2002.

6.	LITIGATION

On June 3, 2003, Stone & Webster, Inc. and Stone & Webster Purchasing, Inc. (collectively, “S&W”) commenced a lawsuit in the U.S. District Court for the Southern District of Iowa Central Division, against Deltak, L.L.C., one of our subsidiaries. S&W alleges Deltak committed breach of contract and warranty and made certain intentional misrepresentations in connection with a contract to provide two heat recovery steam generators for a project in which S&W was the general contractor. S&W alleges it incurred significant cost increases and delays on the project resulting from certain design, constructability and fabrication issues related to the heat recovery steam generators provided by Deltak, and S&W is seeking unspecified damages for costs incurred plus interest and punitive damages. We believe we have meritorious defenses to the allegations and intend to defend this action vigorously. In addition, Deltak has filed counterclaims against S&W alleging, among other things, breach of contract and unjust enrichment. The ultimate impact of this matter on the consolidated financial position or results of operations cannot be determined at this time.

The Company is also involved in other legal actions which arise in the ordinary course of its business. Although the outcomes of any such legal actions cannot be predicted, in the opinion of management, the resolution of any currently pending or threatened actions will not have a material adverse effect upon the consolidated financial position or results of operations of the Company.

7.	COMMITMENTS AND CONTINGENCIES

Estimated costs related to product warranty are accrued and included in cost of sales as revenue is recognized. Estimated costs are based upon past warranty claims and sales history. Warranty terms vary by contract but generally provide for a term of 12 to 18 months after shipment. We manage our exposure to warranty claims by having our field service and quality assurance personnel regularly monitor our projects and maintain ongoing and regular communications with the customer.

A reconciliation of the changes to our warranty accrual for the periods indicated is as follows:

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Balance at beginning of period	$19,724	$17,895	$19,460	$16,489
Accruals during the period	3,661	2,856	5,315	5,306
Changes in previous accruals	(1,209)	104	(1,885)	(640)
Settlements made (in cash or in kind) during the period	(3,236)	(2,133)	(3,950)	(2,433)

Ending balance	$18,940	$18,722	$18,940	$18,722

During the periods presented above, the Company had changes in previous accruals due to the lapse of warranty periods and less than or more than expected settlements under warranty claims. The Company continues to review its warranty accrual policy in light of its changing business operations and settlement experience.

At June 28, 2003 we had a contingent liability for stand-by letters of credit totaling $35.8 million that have been issued and are outstanding that generally were issued to secure performance on customer contracts. Currently, there are no amounts drawn upon these letters of credit.

The Company is subject to certain debt covenants as well as restrictions on the ability to incur additional debt, sell assets and pay dividends as described in more detail in the Company’s Form 10-K for the fiscal year ended December 28, 2002. The Company is currently in compliance with these covenants and restrictions.

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

The “management approach” called for by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” has been used by GPEG management to present the segment information which follows. GPEG considered the way its management team organizes its operations for making operating decisions and assessing performance and considered which components of its enterprise have discrete financial information available. Management makes decisions using a product group focus and its analysis resulted in two operating segments, Heat Recovery Equipment and Auxiliary Power Equipment. The Company evaluates performance based on net income or loss not including certain items as noted below. Intersegment revenues and transactions were not significant. Corporate assets consist primarily of cash and deferred tax assets. Interest income has not been allocated as cash management activities are handled at a corporate level. During the period ended June 28, 2003, there have been no changes in the Company’s basis for segmentation or the measurement of segment income.

The following table presents information about segment income and assets (in thousands):

	Heat Recovery Equipment		Auxiliary Power Equipment

	Three Months Ended		Three Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Revenues	$30,480	$86,400	$33,522	$76,516
Interest expense	197	414	333	746
Depreciation and amortization	338	340	547	538
Income tax provision	684	3,802	2,478	5,670
Segment income	1,071	5,947	3,875	8,869
Assets	84,990	171,772	96,576	134,913
Capital expenditures	64	182	60	229

	Six Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Revenues	$67,177	$206,522	$73,851	$159,921
Interest expense	460	947	700	1,497
Depreciation and amortization	682	635	1,102	1,100
Income tax provision	1,125	8,946	6,510	10,408
Segment income	1,759	13,992	10,183	16,280
Assets	84,990	171,772	96,576	134,913
Capital expenditures	96	273	117	926

The following tables present information which reconciles segment information to consolidated totals (in thousands):

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Net income:
Total segment income	$4,946	$14,816	$11,942	$30,272
Unallocated interest income	136	55	268	56
Other	(262)	(253)	(524)	(466)

Consolidated net income	$4,820	$14,618	$11,686	$29,862

	June 28,	December 28,
	2003	2002

Assets:
Total segment assets	$181,566	$246,400
Corporate cash and cash equivalents	65,062	52,805
Other unallocated amounts, principally deferred tax assets	68,877	70,499

Consolidated total assets	$315,505	$369,704

The following table represents revenues by product group (in thousands):

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Heat Recovery Equipment segment:
HRSGs	$23,188	$65,255	$51,146	$153,163
Specialty boilers	7,292	21,145	16,031	53,359

	30,480	86,400	67,177	206,522

Auxiliary Power Equipment segment:
Exhaust systems	9,143	19,055	26,807	39,394
Inlet systems	15,619	38,084	27,583	79,773
Other	8,760	19,377	19,461	40,754

	33,522	76,516	73,851	159,921

Total	$64,002	$162,916	$141,028	$366,443

The following table presents revenues by geographic region (in thousands):

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

North America	$46,633	$148,276	$100,695	$328,496
South America	85	236	1,189	4,100
Europe	7,677	3,158	14,399	12,638
Asia	4,603	9,141	8,078	12,535
Other	5,004	2,105	16,667	8,674

Total	$64,002	$162,916	$141,028	$366,443

9.	MAJOR CUSTOMERS

The Company has certain customers that represent more than 10 percent of consolidated revenues. The revenue for these customers, as well as corresponding accounts receivable, as a percentage of the consolidated revenues and accounts receivable balances, at and for the three and six months ended June 28, 2003 and June 29, 2002 are as follows:

	Revenues

	Three Months Ended		Accounts Receivable

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

General Electric	33%	36%	5%	16%
Exxon	13%	2%	2%	2%
Southern	9%	21%	0%	0%

	Six Months Ended

	June 28,	June 29,
	2003	2002

General Electric	26%	35%
Siemens/Westinghouse	10%	5%
Southern	8%	18%

Not included in the tables above is a customer that accounts for approximately 37% and 19% of our accounts receivable balance as of June 28, 2003 and June 29, 2002, respectively. They comprise under 10 percent of our revenues for the three and six month periods presented above. A portion of the amount due relates to revenue recognized in 2002 and 2001 with payment on these amounts delayed due to issues between our customer and the end-user. Resolution is not expected to materially effect the Company’s operations.

10.	SUPPLEMENTAL CASH FLOW INFORMATION

Changes in current operating items were as follows (in thousands):

	Six Months Ended

	June 28,	June 29,
	2003	2002

Accounts receivable	$35,695	$35,338
Inventories	420	(1,030)
Costs and estimated earnings in excess of billings	24,241	17,433
Accounts payable	(9,876)	(20,179)
Accrued expenses and other	(10,264)	(5,028)
Billings in excess of costs and estimated earnings	(27,675)	(9,119)

	$12,541	$17,415

Supplemental cash flow disclosures are as follows (in thousands):

	Six Months Ended

	June 28,	June 29,
	2003	2002

Cash paid during the period for:
Interest	$1,057	$1,542
Income taxes	3,486	22,971

11.	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations”, SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 did not have a material impact on the Company’s consolidated financial statements.

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

In April, 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The new guidance amends SFAS 133 for decisions made as part of the Derivatives Implementation Group (“DIG”) process that effectively required amendments to SFAS 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. It also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company believes that the effects of adopting this standard will not have a material impact on its financial condition or results of operations.

12.	COMPREHENSIVE INCOME

The table below presents comprehensive income for all applicable periods (in thousands):

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Net income	$4,820	$14,618	$11,686	$29,862
Foreign currency translation adjustments	564	805	942	912

Comprehensive income	$5,384	$15,423	$12,628	$30,774

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

We design, engineer and fabricate a comprehensive portfolio of heat recovery and auxiliary power equipment and provide related services. The Company’s corporate headquarters are located in Tulsa, Oklahoma, with operating facilities in Plymouth, Minnesota; Tulsa, Oklahoma; Auburn, Massachusetts; Clinton, South Carolina; Monterrey, Mexico; Toluca, Mexico; and Heerlen, Netherlands.

During the second quarter of 2003, we decided to permanently close our San Antonio, Mexico plant effective April 30, 2003. The decision was based primarily on a reduction in volume due to the downturn in new power plant construction within the U.S. The Auxiliary Power Equipment segment recorded approximately $170,000 in severance and other costs associated with the elimination of approximately 35 employees and the closing of the plant. This plant closing follows our decision in the first quarter of 2002 to close our Ft. Smith, Arkansas plant effective April 30, 2002. The decision to close the Ft. Smith plant was based entirely on the cost structure of that facility and we had already secured replacement capacity to offset that closure in other lower-cost locations around the globe. Severance costs related to the elimination of approximately 100 employee positions in the Auxiliary Power Equipment segment for this closure totaled $875,000. During 2002 and continuing in the first half of 2003 we have also scaled back operations at other locations in our efforts to continually seek to further our use of low-cost subcontractor fabrication as well as manage our costs due to the downturn in the U.S. market. Additional workforce reductions taking place in 2002 in the Auxiliary Power Equipment segment either through lay-offs or attrition were 199, with severance costs of $125,000. The Heat Recovery Equipment segment reductions totaled 213, with total severance costs of $340,000. In 2003 the Auxiliary Power Equipment and Heat Recovery segments have further reduced their workforce by 224 and 21, respectively. The severance costs associated with these workforce reductions totaled approximately $190,000.

Results of Operations

The table below represents the operating results of the Company for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Revenues	$64,002	$162,916	$141,028	$366,443
Cost of sales	47,052	127,026	102,860	293,825

Gross profit	16,950	35,890	38,168	72,618
Selling and administrative expenses	8,655	10,821	18,119	21,276

Operating income	8,295	25,069	20,049	51,342
Interest expense	394	1,105	892	2,388

Income before income taxes	7,901	23,964	19,157	48,954
Income tax provision	3,081	9,346	7,471	19,092

Net income	$4,820	$14,618	$11,686	$29,862

Our fiscal year ends on the last Saturday in December. As a result, references in this quarterly report to fiscal year 2003 refer to the fiscal year ending December 27, 2003, and to fiscal year 2002 refer to the fiscal year ended December 28, 2002. References to the second quarter of fiscal year 2003 refer to the three months ended June 28, 2003 and references to the second quarter of fiscal year 2002 refer to the three months ended June 29, 2002.

Three months ended June 28, 2003 compared to three months ended June 29, 2002

Revenues

Revenues decreased 60.7% to $64.0 million for the second quarter of fiscal year 2003 from $162.9 million for the second quarter of fiscal year 2002. This decrease is primarily the result of lower revenue recognition, in the current quarter, due to a continued decline in new orders for both Heat Recovery and Auxiliary Power equipment. Demand in the gas turbine power generation equipment industry began to decrease during the latter half of 2001 and that trend has continued into 2003. Consequently, the development of domestic gas turbine power plants has slowed considerably from September of 2001. We anticipate that revenues in fiscal 2003 will be significantly lower than revenues in 2002 due to the downturn in new power plant construction within the United States.

The following table sets forth our segment revenues for the second quarter of fiscal years 2003 and 2002 (dollars in thousands):

	Three Months Ended

	June 28,	June 29,	Percentage
	2003	2002	Change

Heat Recovery Equipment segment:
HRSGs	$23,188	$65,255	-64.5%
Specialty boilers	7,292	21,145	-65.5%

Total segment	$30,480	$86,400	-64.7%

Auxiliary Power Equipment segment:
Exhaust systems	$9,143	$19,055	-52.0%
Inlet systems	15,619	38,084	-59.0%
Other	8,760	19,377	-54.8%

Total segment	$33,522	$76,516	-56.2%

The Heat Recovery Equipment segment revenues decreased 64.7% to $30.5 million for the second quarter of fiscal year 2003. Revenues for HRSGs decreased 64.5% to $23.2 million. The volume and size of orders booked into backlog decreased dramatically during 2002. This trend has continued into the first half of 2003. Consequently, lower recognition of revenues has occurred in the following periods. Revenues for specialty boilers decreased by 65.5% to $7.3 million. This decrease was due primarily to a lower level of revenue recognized for selective catalytic reduction (SCR) units. The large decrease in SCR units was expected, and is due to one-time environmental compliance-related investments made in the U.S.

The Auxiliary Power Equipment segment revenues decreased 56.2% to $33.5 million for the second quarter of fiscal year 2003. Revenues for exhaust systems decreased by 52.0% to $9.1 million. This decline is primarily due to the downturn of the domestic power market resulting in a significantly lower level of orders. Revenues for inlet systems and other equipment decreased by 59.0% to $15.6 million and 54.8% to $8.8 million, respectively. The significant decrease this quarter is also due to a significantly lower level of orders booked during 2002 and the first half of 2003.

The following table presents our revenues by geographic region (dollars in thousands):

	Three Months Ended

	June 28, 2003		June 29, 2002

		Percent		Percent
	Revenue	of Total	Revenue	of Total

North America	$46,633	73.0%	$148,276	91.1%
South America	85	0.1%	236	0.1%
Europe	7,677	12.0%	3,158	1.9%
Asia	4,603	7.2%	9,141	5.6%
Other	5,004	7.7%	2,105	1.3%

Total	$64,002	100.0%	$162,916	100.0%

Revenues in North America comprised 73.0% of our revenues for the second quarter of fiscal year 2003 and 91.1% for the second quarter of fiscal year 2002. Revenues in North America decreased 68.5% to $46.6 million for the second quarter of fiscal year 2003, primarily as a result of a significant decrease in the volume of products sold. This volume decrease was caused primarily by the decrease in the development of gas turbine power plants in the U.S. gas turbine power generation equipment industry beginning in the latter half of 2001 and continuing into 2003. A number of factors have contributed to this situation such as debt and liquidity issues of several merchant power producing companies. While it is believed that the long-term need for power plants on a world-wide basis is substantial, the current demand, in the U.S., has slowed considerably.

Revenues in Asia decreased 49.6% for the second quarter of fiscal year 2003 to $4.6 million. The Company continues to believe Asia will account for an increasingly larger proportion of the Company’s revenues over the next several years and will partially offset the expected decline in U.S. sales. However, the recent outbreak of Severe Acute Respiratory Syndrome (SARS) has caused some delays in booking new business and recognizing revenue in parts of Asia. Revenues in Europe increased by 143.1% to $7.7 million due to the timing of revenue recognized on several projects being sold this year compared to last year.

Other revenues increased to $5.0 million for the second quarter of fiscal year 2003 primarily as a result of an increase in the number of projects in the Middle East.

Gross Profit

Gross profit decreased 52.8% to $17.0 million for the second quarter of fiscal year 2003 from $35.9 million for the second quarter of fiscal year 2002. Gross profit as a percentage of revenues increased to 26.5% in the second quarter of fiscal year 2003 from 22.0% in the second quarter of fiscal year 2002. Beginning in 2002 our gross profit as a percentage of revenues increased each quarter from 18.0% in the first quarter of 2002 to 28.2% in the fourth quarter. However, as seen in the first two quarters of 2003, this percentage has begun to decrease. Gross profit benefited by approximately $3.9 million as a result of actual project costs being lower than our estimates on jobs closed in the second quarter. Factors contributing to this include our continuing efforts to shift production to lower cost countries as well as improved product quality that has reduced rework costs. In addition, a shift in the product mix within our two operating segments has also positively contributed to the gross profit percentage increase in the second quarter. However, our gross margin percentage is expected to continue to decline during the rest of this fiscal year and into the next fiscal year. This expected decline is due primarily to an increasingly competitive market, which will likely reduce our gross profit percentages to more historic levels experienced prior to 2002.

Selling and Administrative Expenses

Selling and administrative expenses decreased 20.0% to $8.7 million for the second quarter of fiscal year 2003 from $10.8 million for the second quarter of fiscal year 2002. This decrease is due to decreases in sales and administrative personnel occurring in the latter part of 2002 as well as other cost savings measures implemented as a result of the downturn in the U.S. power market. As a percentage of revenues, selling and administrative expenses increased to 13.5% for the second quarter of fiscal year 2003 from 6.6% for the comparable period of fiscal year 2002 as a result of our decreasing revenues.

Operating Income

Operating income decreased to $8.3 million for the second quarter of fiscal year 2003 from $25.1 million in the second quarter of fiscal year 2002. The decrease in revenues and associated gross profit were the main contributors to this decrease.

Interest Expense

Interest expense decreased to $0.4 million for the second quarter of fiscal year 2003 from $1.1 million for the second quarter of fiscal year 2002. This decrease is due primarily to a reduction in total debt of $34.5 million, of which, voluntary principal payments made this quarter amounted to $19.6 million. Additionally, our borrowing interest rate has decreased by approximately 130 basis points due to general market interest rate reductions. At June 28, 2003, our term debt bore interest at an average rate of 2.46%.

Income Taxes

The Company is currently reflecting a 39.0% effective tax rate in the tax provision. Also, the reduction of the deferred tax asset related to the amortization of goodwill will allow us to reduce cash paid for future taxes by approximately $5.6 million annually, but will not reduce future income tax expense. We did not have any net operating loss carryforwards at June 28, 2003.

Six months ended June 28, 2003 compared to six months ended June 29, 2002

Revenues

Revenues decreased 61.5% to $141.0 million for the first six months of fiscal year 2003 from $366.4 million for the first six months of fiscal year 2002. This decrease is primarily the result of lower revenue recognition, in the first half of this fiscal year, due to a continued decline in new orders for both Heat Recovery and Auxiliary Power equipment. Demand in the gas turbine power generation equipment industry began to decrease during the latter half of 2001 and that trend has continued into 2003. Consequently, the development of domestic gas turbine power plants has slowed considerably from September of 2001. We anticipate that revenues in fiscal 2003 will be significantly lower than revenues in 2002 due to the downturn in new power plant construction within the United States.

The following table sets forth our segment revenues for the first six months of fiscal years 2003 and 2002 (dollars in thousands):

	Six Months Ended

	June 28,	June 29,	Percentage
	2003	2002	Change

Heat Recovery Equipment segment:
HRSGs	$51,146	$153,163	-66.6%
Specialty boilers	16,031	53,359	-70.0%

Total segment	$67,177	$206,522	-67.5%

Auxiliary Power Equipment segment:
Exhaust systems	$26,807	$39,394	-32.0%
Inlet systems	27,583	79,773	-65.4%
Other	19,461	40,754	-52.2%

Total segment	$73,851	$159,921	-53.8%

The Heat Recovery Equipment segment revenues decreased 67.5% to $67.2 million for the first six months of fiscal year 2003. Revenues for HRSGs decreased 66.6% to $51.1 million. The volume and size of orders booked into backlog decreased dramatically during 2002 and the first half of 2003, which results in lower recognition of revenues in the following periods. Revenues for specialty boilers decreased by 70.0% to $16.0 million. This decrease was due primarily to a lower level of revenue recognized for selective catalytic reduction (SCR) units. The large decrease in SCR units was expected, and is due to one-time environmental compliance-related investments made in the U.S.

The Auxiliary Power Equipment segment revenues decreased 53.8% to $73.9 million for the first six months of fiscal year 2003. Revenues for exhaust systems decreased by 32.0% to $26.8 million. This decline is primarily due the downturn of the domestic power market resulting in a significantly lower level of orders. Revenues for inlet systems and other equipment decreased by 65.4% to $27.6 million and 52.2% to $19.5 million, respectively. The significant decrease this quarter is also due to a significantly lower level of orders booked during 2002 and the first half of 2003.

The demand for our products and services depends, to a significant degree, on the continued construction of gas turbine power generation plants. In the first six months of fiscal year 2003, approximately 89% of our revenues were from sales of equipment and provision of services for gas turbine power plants. The power generation equipment industry has experienced cyclical periods of growth or decline. In periods of decreased demand for new gas turbine power plants or difficulty in raising capital to finance new power plants, our customers may be more likely to decrease expenditures on the types of products and systems that we supply and, as a result, our sales may decrease. In addition, the gas turbine power industry depends on natural gas. A rise in the price or shortage of natural gas could reduce the profitability of gas turbine power plants, which could adversely affect our sales. Liquidity concerns in 2002 and continuing into 2003 in the merchant power production sector have reduced the availability of financing for power plant development in the United States and have caused the market for our products to decline. While it is believed that the long-term need for gas fired power plants on a world-wide basis is substantial, lower demand in the United States during 2002 and into the first half of 2003, has negatively impacted our bookings and revenue. We anticipate that the demand for new power plants outside of the United States will continue and provide a good market for our products.

The following table presents our revenues by geographic region (dollars in thousands):

	Six Months Ended

	June 28, 2003		June 29, 2002

		Percent		Percent
	Revenue	of Total	Revenue	of Total

North America	$100,695	71.4%	$328,496	89.6%
South America	1,189	0.8%	4,100	1.1%
Europe	14,399	10.2%	12,638	3.5%
Asia	8,078	5.7%	12,535	3.4%
Other	16,667	11.9%	8,674	2.4%

Total	$141,028	100.0%	$366,443	100.0%

Revenues in North America comprised 71.4% of our revenues for the first six months of fiscal year 2003 and 89.6% for the first six months of fiscal year 2002. Revenues in North America decreased 69.3% to $100.7 million for the first six months of fiscal year 2003, primarily as a result of a significant decrease in the volume of products sold. This volume decrease was caused primarily by the decrease in the development of gas turbine power plants in the U.S. gas turbine power generation equipment industry beginning in the latter half of 2001 and continuing into 2003. A number of factors have contributed to this situation such as debt and liquidity issues of several merchant power producing companies. While it is believed that the long-term need for power plants on a world-wide basis is substantial, the current demand, in the United States, has slowed considerably.

Revenues in Asia decreased 35.6% for the first six months of fiscal year 2003 to $8.1 million. The Company continues to believe Asia will account for an increasingly larger proportion of the Company’s revenues over the next several years that will partially offset the expected decline in U.S. sales. However, the recent outbreak of SARS has caused some delays in booking new business and recognizing revenue in parts of Asia. Revenues in Europe increased by 13.9% to $14.4 million due to several larger projects being sold this year compared to last year.

Other revenues increased to $16.7 million for the first six months of fiscal year 2003 primarily as a result of an increase in the number of projects in the Middle East.

Gross Profit

Gross profit decreased 47.4% to $38.2 million for the first six months of fiscal year 2003 from $72.6 million for the first six months of fiscal year 2002. Gross profit as a percentage of revenues increased to 27.1% in the first six months of fiscal year 2003 from 19.8% in the first six months of fiscal year 2002. Beginning in 2002 our gross profit as a percentage of revenues increased each quarter from 18.0% in the first quarter of 2002 to 28.2% in the fourth quarter. However, as seen in the first two quarters of 2003, this percentage has begun to decrease. Gross profit benefited by approximately $9.2 million as a result of actual project costs being lower than our estimates on jobs closed in the first six months of 2003. Factors contributing to this include our continuing efforts to shift production to lower cost countries as well as improved product quality that has reduced rework costs. In addition, a shift in the product mix within our two operating segments as well as an increase of $0.8 million due to cancellation payments received on jobs that we had incurred minimal cost have also positively contributed to the gross profit percentage increase in the first half of 2003. However, our gross margin percentage is expected to continue to decline during the rest of this fiscal year and into the next fiscal year. This expected decline is due primarily to an increasing competitive market, which will likely reduce our gross profit percentages to more historic levels experienced prior to 2002.

As a result of our focus to shift our manufacturing capacity to lower cost countries, in March 2002, management approved and executed a plan to shut down our facility in Fort Smith, Arkansas, effective April 30, 2002. The assets, which are included in our Auxiliary Power Equipment segment, are in the final process of being disposed. An analysis of the carrying value of the facility and related equipment indicated that the assets are not impaired and, as such, the Company continues to carry the remaining assets at their book value until disposition. Additionally, in connection with the lay offs of the employees, the Auxiliary Power Equipment segment recorded $875,000 of severance costs (included as a component of cost of goods sold), related to the elimination of approximately 100 employee positions at the Fort Smith plant, during the first quarter of 2002.

Selling and Administrative Expenses

Selling and administrative expenses decreased 14.8% to $18.1 million for the first six months of fiscal year 2003 from $21.3 million for the first six months of fiscal year 2002. Not including approximately $1.0 million related to our strategic acquisition efforts incurred in the first six months of fiscal year 2003, selling and administrative costs decreased approximately $4.2 million. This decrease is due to decreases in sales and administrative personnel occurring in the latter part of 2002 as well as other cost savings measures implemented as a result of the downturn in the U.S. power market. Slightly offsetting these decreases in the first half of the year was an increase of $0.3 million to our bad debt expense. Although our bad debt experience historically has been low, the provision for bad debts increased by the $0.3 million due to uncertainty as to collection of amounts due on some small projects. Changes in our provision for bad debts primarily are impacted by the circumstances relative to specific projects and not by the overall growth or decline or our business.

As a percentage of revenues, selling and administrative expenses increased to 12.8% for the first half of fiscal year 2003 from 5.8% for the comparable period of fiscal year 2002 as a result of our decreasing revenues.

Operating Income

Operating income decreased to $20.0 million for the first six months of fiscal year 2003 from $51.3 million in the first six months of fiscal year 2002. The decrease in revenues and associated gross profit were the main contributors to this decrease.

Interest Expense

Interest expense decreased to $0.9 million for the first six months of fiscal year 2003 from $2.4 million for the first six months of fiscal year 2002. This decrease is due primarily due to a reduction in total debt of $34.5 million, of which voluntary principal payments made in the first half of 2003 amounted to $19.6 million. Additionally, our borrowing interest rate has decreased by approximately 130 basis points due to general market interest rate reductions. At June 28, 2003 our term debt bore interest at an average rate of 2.46%.

Income Taxes

The Company is currently reflecting a 39.0% effective tax rate in the tax provision. Also, the reduction of the deferred tax asset related to the amortization of goodwill will allow us to reduce cash paid for future taxes by approximately $5.6 million annually, but will not reduce future income tax expense. We did not have any net operating loss carryforwards at June 28, 2003.

Backlog

Backlog decreased to approximately $223 million at June 28, 2003, compared to $423 million at June 29, 2002. Based on production and delivery schedules we believe that up to approximately $201 million or 90% of our backlog at June 28, 2003, will be recognized as a portion of our revenues during the next 12 months. Our backlog consists of firm orders from our customers for projects in progress. Backlog does not include preliminary or speculative projects. Bookings of projects can only be reflected in the backlog when the customers have made a firm commitment. Backlog may vary significantly quarter to quarter due to the timing of that commitment. Through the end of the first quarter of fiscal 2003, we had experienced minimal cancellations because of this conservative policy. However, during the second quarter of 2003 a leading gas turbine manufacturer cancelled approximately $11 million of auxiliary power equipment segment orders. These de-bookings were the final stages of the trickle-down effect of turbine cancellations placed on our customer and were primarily for 2004 delivery. We were able to recoup all of our out-of-pocket cost related to those work-in-process orders.

Liquidity and Capital Resources

Our primary sources of cash are net cash flow from operations and borrowings under our credit facilities. Our primary uses of this cash are principal and interest payments on indebtedness, capital expenditures and general corporate purposes.

Operating Activities

Net cash provided by operations decreased to $33.3 million for the first six months of fiscal year 2003 from $47.9 million for the first six months of fiscal year 2002. Lower earnings combined with expected fluctuations in working capital are the primary factors for this decrease.

Investing Activities

Net cash used for investing activities decreased to $0.2 million for the first six months of fiscal year 2003 from $1.2 million for the first six months of fiscal year 2002 due to our decrease in capital expenditures.

Financing Activities

Net cash used by financing activities was $19.4 million in the first six months of fiscal year 2003 compared to $30.7 million in the first six months of fiscal year 2002. Long-term debt payments and proceeds from the issuance of common stock make up the activity for the first half of 2003. Activity in 2002 consists of net payments on our revolving credit facility of $8.5 million as well as payments on our term debt of $22.2 million.

At June 28, 2003, the Company had $40.4 million outstanding under the term loan and no amount was outstanding under the revolver. Letters of credit totaling $35.8 million were issued and outstanding at June 28, 2003. Currently, there are no amounts drawn upon these letters of credit.

At the Company’s option, amounts borrowed under the amended and restated senior credit facility will bear interest at either the Eurodollar rate or an alternate base rate, plus, in each case, an applicable margin. The applicable margin will range from 1.0% to 2.25% in the case of a Eurodollar based loan and from 0% to 1.25% in the case of a base rate loan, in each case, based on a leverage ratio. At June 28, 2003 the term debt of $40.4 million bore interest at an average rate of approximately 2.46%.

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

The Company is currently in compliance with all covenant requirements. Because our financial performance is impacted by various economic, financial, and industry factors, we cannot say with certainty whether we will satisfy these covenants in the future. Noncompliance with these covenants would constitute an event of default, allowing the lenders to accelerate the repayment of any borrowings outstanding under the related amended and restated senior credit facility. While no assurances can be given, we believe that we would be able to successfully negotiate amended covenants or obtain waivers if an event of default were imminent; however, we might be required to make certain financial concessions. Our business, results of operations and financial condition may be adversely affected if we were unable to successfully negotiate amended covenants or obtain waivers on acceptable terms.

Cash Obligations

Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our amended and restated senior credit facility and rent payments required under operating lease agreements.

The following table summarizes our fixed cash obligations as of June 28, 2003 over various future periods (in thousands):

	Payments Due by Period

	Less than	1-3	4-5	After 5
Contractual Cash Obligations	1 Year	Years	Years	Years	Total

Long-term Debt	$25	$40,393	$—	$—	$40,418
Operating Leases	2,339	3,630	2,615	3,330	11,914

Total Contractual Cash Obligations	$2,364	$44,023	$2,615	$3,330	$52,332

Also, at June 28, 2003 we had a contingent liability for stand-by letters of credit totaling $35.8 million that have been issued and are outstanding that generally were issued to secure performance on customer contracts. Currently, there are no amounts drawn upon these letters of credit.

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

At June 28, 2003, the Company had available cash on hand of approximately $72.7 million and approximately $39.2 million of available capacity under its revolving credit facility. The Company may utilize borrowings under the revolving credit facility to supplement its cash requirements from time to time. The Company anticipates that it will generate sufficient cash flows from operations to satisfy its cash commitments and capital requirements for fiscal year 2003. The Company estimates that its total net capital expenditures for fiscal year 2003 will be approximately $0.5 million compared to $1.3 million in 2002. The amount of cash flows generated from operations is subject to a number of risks and uncertainties, including the continued construction of gas turbine power generation plants as well as other risks described under “Item 1. Business- Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 28, 2002, filed with the Securities and Exchange Commission. In fiscal 2003, the Company may actively seek and consider acquisitions of or investments in complementary businesses, products or services. The consummation of any acquisition using cash will affect the Company’s liquidity.

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

Revenue Recognition- GPEG currently has two segments: Heat Recovery Equipment and Auxiliary Power Equipment. Revenues and cost of sales for our Heat Recovery Equipment segment are recognized on the percentage-of-completion method based on the percentage of actual hours incurred to date in relation to total estimated hours for each contract. Our estimate of the total hours to be incurred at any particular time has a significant impact on the revenue recognized for the respective period. The percentage-of-completion method is only allowed under certain circumstances in which the revenue process is long-term in nature (often in excess of one year), the products sold are highly customized and a process is in place whereby revenues, costs and margins can be accurately estimated. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income, and the effects of such revisions are recognized in the period that the revisions are determined. Under percentage-of-completion accounting, management must also make key judgments in areas such as percent complete, estimates of project costs and margin, estimates of total and remaining project hours and liquidated damages assessments. A one percent fluctuation of our estimate of percent complete would have increased or decreased our year to date fiscal 2003 revenues by approximately $0.7 million.

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

Warranty- Estimated costs related to product warranty are accrued as revenue is recognized and included in cost of sales. Estimated costs are based upon past warranty claims and sales history. Warranty terms vary by contract but generally provide for a term of 12 to 18 months after shipment. We manage our exposure to warranty claims by having our field service and quality assurance personnel regularly monitor our projects and maintain ongoing and regular communications with the customer. In 2003, a one percent fluctuation of our warranty expense could increase or decrease cost of goods sold by approximately $34,000.

A reconciliation of the changes to our warranty accrual for the periods indicated are as follows:

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Balance at beginning of period	$19,724	$17,895	$19,460	$16,489
Accruals during the period	3,661	2,856	5,315	5,306
Changes in previous accruals	(1,209)	104	(1,885)	(640)
Settlements made (in cash or in kind) during the period	(3,236)	(2,133)	(3,950)	(2,433)

Ending balance	$18,940	$18,722	$18,940	$18,722

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

Related Parties

Affiliates of Harvest Partners, Inc. are our largest stockholders. In addition, two of the directors that serve on our board are both general partners of Harvest Partners, Inc. During the first six months of fiscal 2003 and the first six months of fiscal 2002, we incurred consulting expenses from Harvest in the amounts of $0.6 million in each six month period. Under a management agreement with Harvest we are contractually committed to annual payments of certain fees for financial advisory and strategic planning services to Harvest of $1.25 million per year through July 2003. Following July 2003, the terms of the management agreement provide for automatic renewals of additional one-year periods unless terminated for cause or by Harvest.

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

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates. Assuming our current level of borrowings, a 100 basis point increase in interest rates under these borrowings would have increased our interest expense for 2003 by approximately $0.4 million. However, under the terms of our amended and restated senior credit facility we are allowed to lock into interest rates for a period of up to twelve months on our long-term debt. In January 2003 we entered into fixed rate agreements currently yielding an average rate of 2.46 percent with varying maturity dates extending as long as one year on all of our outstanding long-term debt.

Foreign Currency Exchange Risk

Portions of our operations are located in foreign jurisdictions including Europe and Mexico. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. In addition, sales of products and services are affected by the value of the U.S. dollar relative to other currencies. Periodically we manage our foreign currency exposure through the use of foreign currency forward exchange agreements. Forward agreements totaling approximately $5.2 million were in place at June 28, 2003 with varying amounts due through July 2003. Currently the Company recognizes changes in the fair values of the forward agreements through earnings. The fair value of unrealized gains on the forward agreements of approximately $0.05 million at June 28, 2003 are included in earnings.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations”, SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 did not have a material impact on the Company’s consolidated financial statements.

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

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The new guidance amends SFAS 133 for decisions made as part of the Derivatives Implementation Group (“DIG”) process that effectively required amendments to SFAS 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. It also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company believes that the effects of adopting this standard will not have a material impact on its financial condition or results of operations.

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

ITEM 5.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company (the “Annual Meeting”) was held on June 5, 2003, in Tulsa, Oklahoma. At the Annual Meeting, the stockholders of the Company elected Ira Kleinman and Bengt Sohlen as Class II Directors. The stockholders also considered and ratified the appointment of PricewaterhouseCoopers LLP as the independent public accountants of the Company for the fiscal year ending December 27, 2003.

There were present at the Annual Meeting, in person or by proxy, stockholders holding 39,554,742 shares of the Common Stock of the Company, or 90 percent of the total stock outstanding and entitled to vote at the Annual Meeting. The table below describes the results of voting at the Annual Meeting.

			Votes
		Votes	Against or		Broker
		For	Withheld	Abstentions	Non-Votes

1.	Election of Directors:
	Ira Kleinman	34,739,545	4,815,197	0	0
	Bengt Sohlen	34,155,162	5,399,580	0	0
2.	Ratification of PricewaterhouseCoopers LLP as independent public accountants of the Company for fiscal 2003	31,494,246	8,058,121	2,375	0

PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

      (1) Form 8-K dated May 2, 2003 filed to report earnings for the quarter ended March 29, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: August 11, 2003	Global Power Equipment Group Inc. By: /s/ Larry Edwards

Larry Edwards President and Chief Executive Officer

DATED: August 11, 2003	Global Power Equipment Group Inc. By: /s/ Michael H. Hackner

Michael H. Hackner Chief Financial Officer and Vice President of Finance (Principal Financial Officer)

CERTIFICATIONS

I, Larry Edwards, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Global Power Equipment Group Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: August 11, 2003

/s/ Larry Edwards

Larry Edwards President and Chief Executive Officer

I, Michael H. Hackner, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Global Power Equipment Group Inc.;

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: August 11, 2003

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