Form 10-Q
period 2003-09-27
GLOBAL POWER EQUIPMENT GROUP INC/
filed 2003-11-10
CIK 1136294

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

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

The number of shares of the Registrant’s common stock, $.01 par value, outstanding at November 4, 2003 was 44,953,755.

GLOBAL POWER EQUIPMENT GROUP INC.

FORM 10-Q
September 27, 2003

INDEX

			Page

Part I.	Financial Information
	Item 1.	Financial Statements
		Condensed Consolidated Balance Sheets at September 27, 2003 and December 28, 2002	1
		Condensed Consolidated Statements of Income for the Three Months and Nine Months Ended September 27, 2003 and September 28, 2002	2
		Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 27, 2003 and September 28, 2002	3
		Notes to Condensed Consolidated Financial Statements	4
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
	Item 4.	Controls and Procedures	23
Part II.	Other Information
	Item 6.	Exhibits and Reports on Form 8-K	24
Signatures			25

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS
GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share data)

	September 27,	December 28,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$66,271	$59,042
Accounts receivable, net of allowance of $1,985 and $1,775	44,684	82,844
Inventories at FIFO	4,069	4,403
Costs and estimated earnings in excess of billings	38,574	62,289
Deferred income taxes	17,875	22,385
Other current assets	2,618	2,082

Total current assets	174,091	233,045
Property, plant and equipment, net	21,861	25,469
Deferred income taxes	59,596	64,803
Goodwill	45,000	45,000
Other assets	1,591	1,387

Total assets	$302,139	$369,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$19	$5,423
Accounts payable	23,305	29,773
Accrued compensation and employee benefits	6,239	9,301
Accrued warranty	18,515	19,460
Billings in excess of costs and estimated earnings	69,537	107,242
Accrued income taxes	275	9,471
Other current liabilities	5,069	4,417

Total current liabilities	122,959	185,087
Long-term debt, net of current maturities	33,265	54,650
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 44,907,357 and 43,976,679 shares issued and outstanding, respectively	449	440
Paid-in capital deficit	(26,268)	(28,321)
Accumulated other comprehensive income	7	822
Retained earnings	171,727	157,026

Total stockholders’ equity	145,915	129,967

Total liabilities and stockholders’ equity	$302,139	$369,704

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Revenues	$57,301	$112,673	$198,329	$479,116
Cost of sales	43,454	84,175	146,314	378,000

Gross profit	13,847	28,498	52,015	101,116
Selling and administrative expenses	8,578	11,138	26,697	32,414

Operating income	5,269	17,360	25,318	68,702
Interest expense	326	1,149	1,218	3,537

Income before income taxes	4,943	16,211	24,100	65,165
Income tax provision	1,928	6,322	9,399	25,414

Net income available to common stockholders	$3,015	$9,889	$14,701	$39,751

Earnings per weighted average common share:
Basic	$0.07	$0.22	$0.33	$0.90

Weighted average number of shares of common stock outstanding-basic	44,785	43,953	44,327	43,953

Diluted	$0.07	$0.22	$0.32	$0.87

Weighted average number of shares of common stock outstanding-diluted	45,996	45,604	45,788	45,633

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended

	September 27,	September 28,
	2003	2002

Operating activities:
Net income	$14,701	$39,751
Adjustments to reconcile net income to net cash used in operating activities-
Depreciation and amortization	3,183	3,474
Deferred income taxes	9,717	2,409
Loss on disposal of equipment	164	—
Changes in operating items (Note 10)	5,623	8,667

Net cash provided by operating activities	33,388	54,301

Investing activities:
Proceeds from sale of equipment	593	—
Purchases of property, plant and equipment	(298)	(1,018)

Net cash provided by (used in) investing activities	295	(1,018)
Financing activities:
Proceeds from revolving credit facility	—	121,150
Payments on revolving credit facility	—	(129,700)
Payments on long-term debt	(26,789)	(36,988)
Proceeds from issuance of common stock	335	—

Net cash used in financing activities	(26,454)	(45,538)

Net increase in cash and cash equivalents	7,229	7,745
Cash and cash equivalents, beginning of period	59,042	2,435

Cash and cash equivalents, end of period	$66,271	$10,180

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BUSINESS AND ORGANIZATION

Global Power Equipment Group Inc. and Subsidiaries (the Company or GPEG) designs, engineers and manufactures heat recovery and auxiliary power equipment. Our products include:

•	heat recovery steam generators;

•	filter houses;

•	inlet systems;

•	gas turbine, steam turbine and generator enclosures;

•	exhaust systems;

•	diverter dampers; and

•	specialty boilers and related products

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

3. GOODWILL

There were no changes in the carrying amount of goodwill during the first nine months of fiscal 2003. The Company will complete its annual impairment testing during the fourth quarter of this year or as necessary if circumstances warrant a possible impairment in subsequent periods. The balances by operating segment are as follows (in thousands):

	Heat	Auxiliary
	Recovery	Power
	Equipment	Equipment	Corporate	Total

Balance as of September 27, 2003	$25,230	$18,623	$1,147	$45,000

4. EARNINGS PER SHARE

Basic and diluted earnings per common share are calculated as follows (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Basic earnings per common share:
Numerator:
Net income available to common stockholders	$3,015	$9,889	$14,701	$39,751

Denominator:
Weighted average shares outstanding *	44,784,823	43,953,340	44,327,406	43,953,340

Basic earnings per common share	$0.07	$0.22	$0.33	$0.90

Diluted earnings per common share:
Numerator:
Net income available to common stockholders	$3,015	$9,889	$14,701	$39,751

Denominator:
Weighted average shares outstanding *	44,784,823	43,953,340	44,327,406	43,953,340
Dilutive effect of options to purchase common stock	1,211,340	1,651,144	1,461,083	1,680,151

Weighted average shares outstanding assuming dilution	45,996,163	45,604,484	45,788,489	45,633,491

Diluted earnings per common share	$0.07	$0.22	$0.32	$0.87

* The change in the number of weighted average shares outstanding is due to 930,678 stock options being exercised in the first nine months of fiscal 2003.

5. DERIVATIVE FINANCIAL INSTRUMENTS

SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or a liability measured at fair value. SFAS 133 requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to be deferred in other comprehensive income until the transaction occurs (“cash flow hedge”) or to offset related results on the hedged item in the income statement (“fair value hedge”). Hedge accounting requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

Periodically, the Company uses derivative financial instruments in the management of its foreign currency exchange and interest rate exposures. As of September 27, 2003 there were no foreign currency forward exchange contracts or interest rate instruments outstanding. As of September 28, 2002, notional amounts outstanding under foreign currency forward exchange agreements were $27 million. The fair values of the forward agreements were approximately $0.1 million at September 28, 2002. Changes in the fair values of the forward agreements were recognized through earnings.

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

A reconciliation of the changes to our warranty accrual for the periods indicated is as follows:

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Balance at beginning of period	$18,940	$18,722	$19,460	$16,489
Accruals during the period	2,830	1,553	8,145	6,859
Changes in previous accruals	(274)	(3)	(2,159)	(643)
Settlements made (in cash or in kind) during the period	(2,981)	(2,496)	(6,931)	(4,929)

Ending balance	$18,515	$17,776	$18,515	$17,776

During the periods presented above, the Company had changes in previous accruals due to the lapse of warranty periods and lesser or greater than expected settlements under warranty claims. The Company continues to review its warranty accrual policy in light of its changing business operations and settlement experience.

At September 27, 2003 we had a contingent liability for stand-by letters of credit totaling $36.2 million that have been issued and are outstanding that generally were issued to secure performance on customer contracts. Currently, there are no amounts drawn upon these letters of credit.

The Company is subject to certain debt covenants as well as restrictions on the ability to incur additional debt, sell assets and pay dividends as described in more detail in the Company’s Form 10-K for the fiscal year ended December 28, 2002. The Company is currently in compliance with these covenants and restrictions.

Under a management agreement with Harvest Partners, Inc. we are contractually committed to annual payments of certain fees for financial advisory and strategic planning services to Harvest of $1.25 million per year. The terms of the management agreement provide for automatic renewals of additional one-year periods commencing each August unless terminated for cause or by Harvest. During any subsequent renewal period of the management agreement the management fee will decrease to $750,000 per year if the affiliates of Harvest Partners, Inc. sell more than 50% of the shares of the Company’s common stock they owned at the time of the Company’s initial public offering on May 23, 2001. The management fee will be eliminated and the management agreement will terminate, if in any subsequent renewal period the affiliates of Harvest Partners, Inc. sell more than 66.6% of the shares of the Company’s common stock they owned on May 23, 2001.

8. SEGMENT INFORMATION

The “management approach” called for by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” has been used by GPEG management to present the segment information which follows. GPEG considered the way its management team organizes its operations for making operating decisions and assessing performance and considered which components of its enterprise have discrete financial information available. Management makes decisions using a product group focus and its analysis resulted in two operating segments, Heat Recovery Equipment and Auxiliary Power Equipment. The Company evaluates performance based on net income or loss not including certain items as noted below. Intersegment revenues and transactions were not significant. Corporate assets consist primarily of cash and deferred tax assets. Interest income has not been allocated as cash management activities are handled at a corporate level. During the period ended September 27, 2003, there have been no changes in the Company’s basis for segmentation or the measurement of segment income.

The following table presents information about segment income and assets (in thousands):

	Heat Recovery Equipment		Auxiliary Power Equipment

	Three Months Ended		Three Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Revenues	$29,428	$52,404	$27,873	$60,269
Interest expense	191	508	308	662
Depreciation and amortization	327	447	531	525
Income tax provision	215	2,021	1,780	4,415
Segment income	336	3,162	2,784	6,906
Assets	77,821	160,002	94,603	131,412
Capital expenditures	13	25	73	317

	Nine Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Revenues	$96,605	$258,926	$101,724	$220,190
Interest expense	651	1,455	1,008	2,159
Depreciation and amortization	1,009	1,082	1,633	1,625
Income tax provision	656	10,967	6,918	14,824
Segment income	2,778	17,154	14,340	23,185
Assets	77,821	160,002	94,603	131,412
Capital expenditures	109	298	189	1,243

The following tables present information which reconciles segment information to consolidated totals (in thousands):

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Net income:
Total segment income	$3,120	$10,068	$17,118	$40,339
Unallocated interest income	173	21	441	77
Other	(278)	(200)	(2,858)	(665)

Consolidated net income	$3,015	$9,889	$14,701	$39,751

	September 27,	December 28,
	2003	2002

Assets:
Total segment assets	$172,424	$246,400
Corporate cash and cash equivalents	62,913	52,805
Other unallocated amounts, principally deferred tax assets	66,802	70,499

Consolidated total assets	$302,139	$369,704

     The following table represents revenues by product group (in thousands):

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Heat Recovery Equipment segment:
HRSGs	$23,769	$41,451	$74,915	$194,614
Specialty boilers	5,659	10,953	21,690	64,312

	29,428	52,404	96,605	258,926

Auxiliary Power Equipment segment:
Exhaust systems	10,574	7,652	37,381	47,046
Inlet systems	12,520	34,259	40,103	114,032
Other	4,779	18,358	24,240	59,112

	27,873	60,269	101,724	220,190

Total	$57,301	$112,673	$198,329	$479,116

The following table presents revenues by geographic region (in thousands):

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

North America	$41,586	$82,763	$142,281	$411,259
South America	176	4,389	1,365	8,489
Europe	11,370	13,373	25,769	26,011
Asia	409	11,338	8,487	23,873
Other	3,760	810	20,427	9,484

Total	$57,301	$112,673	$198,329	$479,116

9. MAJOR CUSTOMERS

The Company has certain customers that represent more than 10 percent of consolidated revenues. The revenue for these customers, as well as corresponding accounts receivable, as a percentage of the consolidated revenues and accounts receivable balances, at and for the three and nine months ended September 27, 2003 and September 28, 2002 are as follows:

	Revenues

	Three Months Ended		Accounts Receivable

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

General Electric	35%	38%	17%	15%
Exxon Mobil	16%	1%	3%	0%
Southern Company	13%	11%	0%	22%

	Nine Months Ended

	September 27,	September 28,
	2003	2002

General Electric	28%	36%
Exxon Mobil	10%	1%
Southern Company	9%	16%

Not included in the tables above is a customer that accounts for approximately 30% and 16% of our accounts receivable balance as of September 27, 2003 and September 28, 2002, respectively. They comprise under 10 percent of our revenues for the three and nine month periods presented above. A portion of the amount due relates to revenue recognized in 2002 and 2001 with payment on these amounts delayed due to issues between our customer and the end-user. Resolution is not expected to materially affect the Company’s operations.

10. SUPPLEMENTAL CASH FLOW INFORMATION

Changes in current operating items were as follows (in thousands):

	Nine Months Ended

	September 27,	September 28,
	2003	2002

Accounts receivable	$38,160	$9,035
Inventories	334	99
Costs and estimated earnings in excess of billings	23,715	53,898
Accounts payable	(6,468)	(30,130)
Accrued expenses and other	(12,413)	(5,083)
Billings in excess of costs and estimated earnings	(37,705)	(19,152)

	$5,623	$8,667

Supplemental cash flow disclosures are as follows (in thousands):

	Nine Months Ended

	September 27,	September 28,
	2003	2002

Cash paid during the period for:
Interest	$1,378	$3,254
Income taxes	3,546	24,364

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

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Under SFAS 146, the recognition of costs associated with exit or disposal activities occurs at the time they are incurred/paid rather than when management commits to a plan of exit or disposal. Since SFAS 146 is to be applied prospectively there is no impact of adoption. However, timing differences may exist between the announced restructuring plans and corresponding amounts recognized in the financial statements. See footnote 13 for more information.

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

12. COMPREHENSIVE INCOME

The table below presents comprehensive income for all applicable periods (in thousands):

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Net income	$3,015	$9,889	$14,701	$39,751
Foreign currency translation adjustments	(1,757)	(584)	(815)	328

Comprehensive income	$1,258	$9,305	$13,886	$40,079

13. SUBSEQUENT EVENT

The Company announced a management restructuring plan on October 24, 2003. Under the terms of the plan, certain employees are being offered either one-time termination or retirement benefits. These staff reductions are an element of the Company’s continuing efforts to reduce costs and improve competitiveness. Although the total cost related to these programs is not certain at this time, the Company expects to incur charges of approximately $5 million to $6 million during the fourth quarter of fiscal year 2003. Under FAS 146, the recognition of costs associated with exit activities occurs at the time such costs are incurred. As such, there are no liabilities or costs reflected in the third quarter of fiscal year 2003.

In addition to the above mentioned fourth quarter charge, certain employees that have been offered the retirement incentive packages may also enter into consulting agreements subsequent to their retirement. Any costs associated with the consulting agreements will be expensed as services are rendered, primarily during fiscal year 2004.

Also under the restructuring plan, retiring employees have been offered the right to amend their stock option agreements to extend the date such options remain exercisable from 90 days after termination of employment to one year after termination of employment. In some cases, this plan also allows for the acceleration of vesting for certain stock options. There may be costs associated with these changes due to variable plan option accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, the amount of which will be determined upon the effectiveness of the related stock option extension agreements.

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

During the second quarter of 2003, we decided to permanently close our San Antonio, Mexico plant effective April 30, 2003. The decision was based primarily on a reduction in volume due to the downturn in new power plant construction within the U.S. The Auxiliary Power Equipment segment recorded approximately $170,000 in severance and other costs associated with the elimination of approximately 35 employees and the closing of the plant. This plant closing follows our decision in the first quarter of 2002 to close our Ft. Smith, Arkansas plant effective April 30, 2002. The decision to close the Ft. Smith plant was based entirely on the cost structure of that facility and we had already secured replacement capacity to offset that closure in other lower-cost locations around the globe. Severance costs related to the elimination of approximately 100 employee positions in the Auxiliary Power Equipment segment for this closure totaled $875,000. During 2002 and continuing into 2003 we have also scaled back operations at other locations in our efforts to continually seek to further our use of low-cost subcontractor fabrication as well as manage our costs due to the downturn in the U.S. market. Additional workforce reductions taking place in 2002 in the Auxiliary Power Equipment segment either through lay-offs or attrition were 199, with severance costs of $125,000. The Heat Recovery Equipment segment reductions totaled 213, with total severance costs of $340,000. In 2003 the Auxiliary Power Equipment and Heat Recovery segments have further reduced their workforce by 201 and 41, respectively. The severance costs associated with these 2003 workforce reductions totaled approximately $390,000. All amounts have been paid.

The Company announced a management restructuring plan on October 24, 2003. Under the terms of the plan, certain employees are being offered either one-time termination or retirement benefits. These staff reductions are an element of the Company’s continuing efforts to reduce costs and improve competitiveness. Although the total cost related to these programs is not certain at this time, the Company expects to incur charges of approximately $5 million to $6 million during the fourth quarter of fiscal year 2003. Under FAS 146, the recognition of costs associated with exit activities occurs at the time such costs are incurred. As such, there are no liabilities or costs reflected in the third quarter of fiscal year 2003.

In addition to the above mentioned fourth quarter charge, certain employees that have been offered the retirement incentive packages may also enter into consulting agreements subsequent to their retirement. Any costs associated with the consulting agreements will be expensed as services are rendered, primarily during fiscal year 2004.

Also under the restructuring plan, retiring employees have been offered the right to amend their stock option agreements to extend the date such options remain exercisable from 90 days after termination of employment to one year after termination of employment. In some cases, this plan also allows for the acceleration of vesting for certain stock options. There may be costs associated with these changes due to variable plan option accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, the amount of which will be determined upon the effectiveness of the related stock option extension agreements.

Results of Operations

The table below represents the operating results of the Company for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Revenues	$57,301	$112,673	$198,329	$479,116
Cost of sales	43,454	84,175	146,314	378,000

Gross profit	13,847	28,498	52,015	101,116
Selling and administrative expenses	8,578	11,138	26,697	32,414

Operating income	5,269	17,360	25,318	68,702
Interest expense	326	1,149	1,218	3,537

Income before income taxes	4,943	16,211	24,100	65,165
Income tax provision	1,928	6,322	9,399	25,414

Net income	$3,015	$9,889	$14,701	$39,751

Our fiscal year ends on the last Saturday in December. As a result, references in this quarterly report to fiscal year 2003 refer to the fiscal year ending December 27, 2003, and to fiscal year 2002 refer to the fiscal year ended December 28, 2002. References to the third quarter of fiscal year 2003 refer to the three months ended September 27, 2003 and references to the third quarter of fiscal year 2002 refer to the three months ended September 28, 2002.

Three months ended September 27, 2003 compared to three months ended September 28, 2002

Revenues

Revenues decreased 49.1% to $57.3 million for the third quarter of fiscal year 2003 from $112.7 million for the third quarter of fiscal year 2002. This decrease is primarily the result of lower revenue recognition, in the current quarter, due to a continued decline in new orders for both Heat Recovery and Auxiliary Power equipment. Demand in the gas turbine power generation equipment industry began to decrease during the latter half of 2001 and that trend has continued into 2003. Consequently, the development of domestic gas turbine power plants has slowed considerably from September of 2001. We anticipate that revenues in fiscal 2003 will be significantly lower than revenues in 2002 due to the downturn in new power plant construction within the United States.

The following table sets forth our segment revenues for the third quarter of fiscal years 2003 and 2002 (dollars in thousands):

	Three Months Ended

	September 27,	September 28,	Percentage
	2003	2002	Change

Heat Recovery Equipment segment:
HRSGs	$23,769	$41,451	-42.7%
Specialty boilers	5,659	10,953	-48.3%

Total segment	$29,428	$52,404	-43.8%

Auxiliary Power Equipment segment:
Exhaust systems	$10,574	$7,652	38.2%
Inlet systems	12,520	34,259	-63.5%
Other	4,779	18,358	-74.0%

Total segment	$27,873	$60,269	-53.8%

The Heat Recovery Equipment segment revenues decreased 43.8% to $29.4 million for the third quarter of fiscal year 2003. Revenues for HRSGs decreased 42.7% to $23.8 million. The volume and size of orders booked into backlog decreased dramatically during 2002. This trend has continued into the first nine months of 2003. Consequently, lower recognition of revenues has occurred in the following periods. Revenues for specialty boilers decreased by 48.3% to $5.7 million. This decrease was also due primarily to a significantly lower level of orders booked in prior periods and subsequently recognized as revenue.

The Auxiliary Power Equipment segment revenues decreased 53.8% to $27.9 million for the third quarter of fiscal year 2003. Revenues for exhaust systems increased by 38.2% to $10.6 million. This increase is primarily due to several large orders received during the second half of 2002 and the first half of 2003 as compared to the same periods for 2002. Revenues for inlet systems and other equipment decreased by 63.5% to $12.5 million and 74.0% to $4.8 million, respectively. The significant decrease this quarter is due to a significantly lower level of orders booked during 2002 and the first half of 2003.

The following table presents our revenues by geographic region (dollars in thousands):

	Three Months Ended

	September 27, 2003		September 28, 2002

		Percent		Percent
	Revenue	of Total	Revenue	of Total

North America	$41,586	72.6%	$82,763	73.4%
South America	176	0.3%	4,389	3.9%
Europe	11,370	19.8%	13,373	11.9%
Asia	409	0.7%	11,338	10.1%
Other	3,760	6.6%	810	0.7%

Total	$57,301	100.0%	$112,673	100.0%

Revenues in North America comprised 72.6% of our revenues for the third quarter of fiscal year 2003 and 73.4% for the third quarter of fiscal year 2002. Revenues in North America decreased 49.8% to $41.6 million for the third quarter of fiscal year 2003, primarily as a result of a significant decrease in the volume of products sold. This volume decrease was caused primarily by the decrease in the development of gas turbine power plants in the U.S. gas turbine power generation equipment industry beginning in the latter half of

2001 and continuing into 2003. A number of factors have contributed to this situation such as debt and liquidity issues of several merchant power producing companies. While it is believed that the long-term need for power plants on a world-wide basis is substantial, the current demand, in the U.S., has slowed considerably.

Revenues in Asia decreased 96.4% for the third quarter of fiscal year 2003 to $0.4 million. However, the Company continues to believe Asia represents a significant growth opportunity and will account for an increasingly larger proportion of the Company’s revenues over the next several years. For the third quarter, delays in booking new business in Asia has impacted revenue recognition. While the outbreak of Severe Acute Respiratory Syndrome (SARS) is no longer an issue, delays for other components on certain Asia projects from other vendors has impacted the timing of recording bookings and corresponding revenue. Revenues in Europe decreased by 15.0% to $11.4 million due to the timing of revenue recognized on several projects being sold last year compared to this year.

Other revenues increased to $3.8 million for the third quarter of fiscal year 2003 primarily as a result of an increase in the number of projects in the Middle East.

Gross Profit

Gross profit decreased 51.4% to $13.8 million for the third quarter of fiscal year 2003 from $28.5 million for the third quarter of fiscal year 2002. Gross profit as a percentage of revenues decreased to 24.2% in the third quarter of fiscal year 2003 from 25.3% in the third quarter of fiscal year 2002. Beginning in 2002 our gross profit as a percentage of revenues increased each quarter from 18.0% in the first quarter of 2002 to 28.2% in the fourth quarter. However, as seen in the first three quarters of 2003, this percentage has begun to decrease. Gross profit benefited by approximately $2.5 million during the third quarter as a result of actual project costs being lower than originally estimated and recognized on jobs closed in the third quarter. Factors contributing to this include our continuing efforts to shift production to lower cost countries as well as improved product quality that has reduced rework costs. In addition, a shift in the product mix within our two operating segments as well as an increase of $1.0 million due to cancellation fees exceeding our out-of-pocket costs on cancelled jobs have also positively contributed to the gross profit percentage in the third quarter. However, our gross margin percentage is expected to continue to decline during the rest of this fiscal year and into the next fiscal year. This expected decline is due primarily to an increasingly competitive market, which will likely reduce our gross profit percentages to more historic levels experienced prior to 2002.

Selling and Administrative Expenses

Selling and administrative expenses decreased 23.0% to $8.6 million for the third quarter of fiscal year 2003 from $11.1 million for the third quarter of fiscal year 2002. This decrease is due to decreases in sales and administrative personnel occurring in the latter part of 2002 as well as other cost savings measures implemented in response to the downturn in the U.S. power market. As a percentage of revenues, selling and administrative expenses increased to 15.0% for the third quarter of fiscal year 2003 from 9.9% for the comparable period of fiscal year 2002 as a result of our decreasing revenues.

Operating Income

Operating income decreased to $5.3 million for the third quarter of fiscal year 2003 from $17.4 million in the third quarter of fiscal year 2002. The decrease in revenues and associated gross profit were the main contributors to this decrease.

Interest Expense

Interest expense decreased to $0.3 million for the third quarter of fiscal year 2003 from $1.1 million for the third quarter of fiscal year 2002. This decrease is due primarily to a reduction in total debt of $26.8 million, of which, voluntary principal payments made in the third quarter amounted to $7.1 million. Additionally, our borrowing rate has decreased by approximately 100 basis points due to general market interest rate reductions. At September 27, 2003, our term debt bore interest at an average rate of 2.46%.

Income Taxes

The Company is currently reflecting a 39.0% effective tax rate in the tax provision. Also, the reduction of the deferred tax asset related to the amortization of goodwill will allow us to reduce cash paid for future taxes by approximately $5.6 million annually, but will not reduce future income tax expense. We did not have any net operating loss carryforwards at September 27, 2003.

Nine months ended September 27, 2003 compared to nine months ended September 28, 2002

Revenues

Revenues decreased 58.6% to $198.3 million for the first nine months of fiscal year 2003 from $479.1 million for the first nine months of fiscal year 2002. This decrease is primarily the result of lower revenue recognition, in the first nine months of this fiscal year, due to a continued decline in new orders for both Heat Recovery and Auxiliary Power equipment. Demand in the gas turbine power generation equipment industry began to decrease during the latter half of 2001 and that trend has continued into 2003. Consequently, the development of domestic gas turbine power plants has slowed considerably from September of 2001. We anticipate that revenues in fiscal 2003 will be significantly lower than revenues in 2002 due to the downturn in new power plant construction within the United States.

The following table sets forth our segment revenues for the first nine months of fiscal years 2003 and 2002 (dollars in thousands):

	Nine Months Ended

	September 27,	September 28,	Percentage
	2003	2002	Change

Heat Recovery Equipment segment:
HRSGs	$74,915	$194,614	-61.5%
Specialty boilers	21,690	64,312	-66.3%

Total segment	$96,605	$258,926	-62.7%

Auxiliary Power Equipment segment:
Exhaust systems	$37,381	$47,046	-20.5%
Inlet systems	40,103	114,032	-64.8%
Other	24,240	59,112	-59.0%

Total segment	$101,724	$220,190	-53.8%

The Heat Recovery Equipment segment revenues decreased 62.7% to $96.6 million for the first nine months of fiscal year 2003. Revenues for HRSGs decreased 61.5% to $74.9 million. The volume and size of orders booked into backlog decreased dramatically during 2002 and the first nine months of 2003, which results in lower recognition of revenues in the following periods. Revenues for specialty boilers decreased by 66.3% to $21.7 million. This decrease was due primarily to a lower level of revenue recognized for selective catalytic reduction (SCR) units. The large decrease in SCR units was expected, and is due to one-time environmental compliance-related investments made in the U.S.

The Auxiliary Power Equipment segment revenues decreased 53.8% to $101.7 million for the first nine months of fiscal year 2003. Revenues for exhaust systems decreased by 20.5% to $37.4 million. This decline is primarily due the downturn of the domestic power market resulting in a significantly lower level of orders. Revenues for inlet systems and other equipment decreased by 64.8% to $40.1 million and 59.0% to $24.2 million, respectively. The significant decrease this quarter is also due to a significantly lower level of orders booked during 2002 and the first half of 2003.

The demand for our products and services depends, to a significant degree, on the continued construction of gas turbine power generation plants. In the first nine months of fiscal year 2003, approximately 90% of our revenues were from sales of equipment and provision of services for gas turbine power plants. The power generation equipment industry has experienced cyclical periods of growth or decline. In periods of decreased demand for new gas turbine power plants or difficulty in raising capital to finance new power plants, our customers may be more likely to decrease expenditures on the types of products and systems that we supply and, as a result, our sales may decrease. In addition, the gas turbine power industry depends on natural gas. A rise in the price or shortage of natural gas could reduce the profitability of gas turbine power plants, which could adversely affect our sales. Liquidity concerns in 2002 and continuing into 2003 in the merchant power production sector have reduced the availability of financing for power plant development in the United States and have caused the market for our products to decline. While it is believed that the long-term need for gas fired power plants on a world-wide basis is substantial, lower demand in the United States during 2002 and into the first nine months of 2003, has negatively impacted our bookings and revenue. We anticipate that increasing demand for new power plants outside of the United States will continue and provide a good market for our products.

The following table presents our revenues by geographic region (dollars in thousands):

	Nine Months Ended

	September 27, 2003		September 28, 2002

		Percent		Percent
	Revenue	of Total	Revenue	of Total

North America	$142,281	71.7%	$411,259	85.8%
South America	1,365	0.7%	8,489	1.8%
Europe	25,769	13.0%	26,011	5.4%
Asia	8,487	4.3%	23,873	5.0%
Other	20,427	10.3%	9,484	2.0%

Total	$198,329	100.0%	$479,116	100.0%

Revenues in North America comprised 71.7% of our revenues for the first nine months of fiscal year 2003 and 85.8% for the first nine months of fiscal year 2002. Revenues in North America decreased 65.4% to $142.3 million for the first nine months of fiscal year 2003, primarily as a result of a significant decrease in the volume of products sold. This volume decrease was caused primarily by the decrease in the development of gas turbine power plants in the U.S. gas turbine power generation equipment industry beginning in the latter half of 2001 and continuing into 2003. A number of factors have contributed to this situation such as debt and liquidity issues of several merchant power producing companies. While it is believed that the long-term need for power plants on a world-wide basis is substantial, the current demand, in the United States, has slowed considerably.

Revenues in Asia decreased 64.4% for the first nine months of fiscal year 2003 to $8.5 million. However, the Company continues to believe Asia represents a significant growth opportunity and will account for an increasingly larger proportion of the Company’s revenues over the next several years. For the first nine months of 2003, delays in booking new business in Asia has impacted revenue recognition. While the outbreak of Severe Acute Respiratory Syndrome (SARS) is no longer an issue, delays for other components on certain Asia projects from other vendors has impacted the timing of recording bookings and corresponding revenue. Revenues in Europe were essentially flat at $25.8 million for the first nine months of 2003 compared to $26.0 million for 2002.

Other revenues increased to $20.4 million for the first nine months of fiscal year 2003 primarily as a result of an increase in the number of projects in the Middle East.

Gross Profit

Gross profit decreased 48.6% to $52.0 million for the first nine months of fiscal year 2003 from $101.1 million for the first nine months of fiscal year 2002. Gross profit as a percentage of revenues increased to 26.2% in the first nine months of fiscal year 2003 from 21.1% in the first nine months of fiscal year 2002. Beginning in 2002 our gross profit as a percentage of revenues increased each quarter from 18.0% in the first quarter of 2002 to 28.2% in the fourth quarter. However, as seen in the first three quarters of 2003, this percentage has begun to decrease. Gross profit benefited by approximately $11.7 million during the first nine months of 2003 as a result of actual project costs being lower than originally estimated and recognized on jobs closed in the first nine months of 2003. Factors contributing to this include our continuing efforts to shift production to lower cost countries as well as improved product quality that has reduced rework costs. In addition, a shift in the product mix within our two operating segments as well as an increase of $1.8 million due to cancellation fees exceeding our out-of-pocket costs on cancelled jobs have also positively contributed to the gross profit percentage increase in the first nine months of 2003. However, our gross margin percentage is expected to continue to decline during the rest of this fiscal year and into the next fiscal year. This expected decline is due primarily to an increasingly competitive market, which will likely reduce our gross profit percentages to more historic levels experienced prior to 2002.

As a result of our focus to shift our manufacturing capacity to lower cost countries, in March 2002, management approved and executed a plan to shut down our facility in Fort Smith, Arkansas, effective April 30, 2002. The assets, which were included in our Auxiliary Power Equipment segment, have been disposed. Additionally, in connection with the lay offs of the employees, the Auxiliary Power Equipment segment recorded $875,000 of severance costs (included as a component of cost of goods sold), related to the elimination of approximately 100 employee positions at the Fort Smith plant, during the first quarter of 2002. All severance costs were paid in 2002.

Selling and Administrative Expenses

Selling and administrative expenses decreased 17.6% to $26.7 million for the first nine months of fiscal year 2003 from $32.4 million for the first nine months of fiscal year 2002. Not including approximately $1.0 million of costs incurred related to our strategic acquisition efforts incurred in the first nine months of fiscal year 2003, selling and administrative costs decreased approximately $6.7 million. This decrease is due to decreases in sales and administrative personnel occurring in the latter part of 2002 as well as other cost savings measures implemented in response to the downturn in the U.S. power market. Slightly offsetting these decreases in the first nine months of the year was an increase of $0.2 million to our bad debt expense. Although our bad debt experience historically has been low, the provision for bad debts increased by the $0.2 million due to uncertainty as to collection of amounts due on some small projects. Changes in our provision for bad debts primarily are impacted by the circumstances relative to specific projects and not by the overall growth or decline or our business.

As a percentage of revenues, selling and administrative expenses increased to 13.5% for the first nine months of fiscal year 2003 from 6.8% for the comparable period of fiscal year 2002 as a result of our decreasing revenues.

Operating Income

Operating income decreased to $25.3 million for the first nine months of fiscal year 2003 from $68.7 million in the first nine months of fiscal year 2002. The decrease in revenues and associated gross profit were the main contributors to this decrease.

Interest Expense

Interest expense decreased to $1.2 million for the first nine months of fiscal year 2003 from $3.5 million for the first nine months of fiscal year 2002. This decrease is due primarily to voluntary principal payments that reduced total debt by $26.8 million during the first nine months of 2003. Additionally, our borrowing rate has decreased by approximately 100 basis points due to general market interest rate reductions. At September 27, 2003, our term debt bore interest at an average rate of 2.46%.

Income Taxes

The Company is currently reflecting a 39.0% effective tax rate in the tax provision. Also, the reduction of the deferred tax asset related to the amortization of goodwill will allow us to reduce cash paid for future taxes by approximately $5.6 million annually, but will not reduce future income tax expense. We did not have any net operating loss carryforwards at September 27, 2003.

Backlog

Backlog decreased to approximately $185.3 million at September 27, 2003, compared to $341.5 million at September 28, 2002. Based on production and delivery schedules we believe that up to approximately $167 million or 90% of our backlog at September 27, 2003, will be recognized as a portion of our revenues during the next 12 months. Our backlog consists of firm orders from our customers for projects in progress. Backlog does not include preliminary or speculative projects. Bookings of projects can only be reflected in the backlog when the customers have made a firm commitment. Backlog may vary significantly quarter to quarter due to the timing of that commitment. Through the end of the first quarter of fiscal 2003, we had experienced minimal cancellations because of this conservative policy. However, during the second and third quarters of 2003 orders totaling approximately $24 million previously included in backlog were cancelled. These de-bookings were in part due to the effect of turbine cancellations placed on our customer as well as a separate customer’s decision to terminate a U. S. power plant in development. Cancellation fees and revenue recognition have exceeded our out-of-pocket costs on these projects. The impact of these cancellations has increased our gross margin by $1.8 million or 1.0% as a percentage of revenues for the first nine months of fiscal year 2003.

Liquidity and Capital Resources

Our primary sources of cash are net cash flow from operations and borrowings under our credit facilities. Our primary uses of this cash are principal and interest payments on indebtedness, capital expenditures and general corporate purposes.

Operating Activities

Net cash provided by operations decreased to $33.4 million for the first nine months of fiscal year 2003 from $54.3 million for the first nine months of fiscal year 2002. Lower earnings combined with expected fluctuations in working capital are the primary factors for this decrease.

Investing Activities

Net cash provided by investing activities increased to $0.3 million for the first nine months of fiscal year 2003 from $1.0 million used for investing activities for the first nine months of fiscal year 2002 due to our decrease in capital expenditures and proceeds from the sale of Ft. Smith assets.

Financing Activities

Net cash used by financing activities was $26.5 million in the first nine months of fiscal year 2003 compared to $45.5 million in the first nine months of fiscal year 2002. Long-term debt payments and proceeds from the issuance of common stock make up the activity for the first nine months of 2003. Activity in 2002 consists of net payments on our revolving credit facility of $8.5 million as well as payments on our term debt of $37.0 million.

At September 27, 2003, the Company had $33.3 million outstanding under the term loan and no amount was outstanding under the revolver. Letters of credit totaling $36.2 million were issued and outstanding at September 27, 2003. Currently, there are no amounts drawn upon these letters of credit.

At the Company’s option, amounts borrowed under the amended and restated senior credit facility will bear interest at either the Eurodollar rate or an alternate base rate, plus, in each case, an applicable margin. The applicable margin will range from 1.0% to 2.25% in the case of a Eurodollar based loan and from 0% to 1.25% in the case of a base rate loan, in each case, based on a leverage ratio. At September 27, 2003 the term debt of $33.3 million bore interest at an average rate of approximately 2.46%.

     The Company’s amended and restated senior credit facility:

•	is guaranteed by all of its domestic subsidiaries;

•	is secured by a lien on all of its and its domestic subsidiaries’ property and assets, including, without limitation, a pledge of all capital stock owned by it and its domestic subsidiaries, subject to a limitation of 65% of the voting stock of any foreign subsidiary;

•	requires the Company to maintain minimum interest and fixed charge coverage ratios and limit its maximum leverage; and

•	among other things, restricts the Company’s ability to (1) incur additional indebtedness, (2) sell assets other than in the ordinary course of business, (3) pay dividends in excess of 25% of its cumulative net income from January 1, 2001 through the most recent fiscal quarter end, subject to leverage and liquidity thresholds and other customary restrictions, (4) make capital expenditures in excess of $13 million in fiscal year 2001 or $10 million in any fiscal year, thereafter, with adjustments for carry-overs from the previous year, (5) make investments and acquisitions and (6) enter into mergers, consolidations or similar transactions.

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

The following table summarizes our fixed cash obligations as of September 27, 2003 over various future periods (in thousands):

	Payments Due by Period

	Less than	1-3	4-5	After 5
Contractual Cash Obligations	1 Year	Years	Years	Years	Total

Long-term Debt	$19	$33,265	$—	$—	$33,284
Operating Leases	2,292	3,399	2,619	2,994	11,304

Total Contractual Cash Obligations	$2,311	$36,664	$2,619	$2,994	$44,588

Also, at September 27, 2003 we had a contingent liability for stand-by letters of credit totaling $36.2 million that have been issued and are outstanding that generally were issued to secure performance on customer contracts. Currently, there are no amounts drawn upon these letters of credit.

Finally, under a management agreement with Harvest Partners, Inc. we are contractually committed to annual payments of certain fees for financial advisory and strategic planning services to Harvest of $1.25 million per year. The terms of the management agreement provide for automatic renewals of additional one-year periods commencing each August unless terminated for cause or by Harvest. During any subsequent renewal period of the management agreement the management fee will decrease to $750,000 per year if the affiliates of Harvest Partners, Inc. sell more than 50% of the shares of the Company’s common stock they owned at the time of the Company’s initial public offering on May 23, 2001. The management fee will be eliminated and the management agreement will terminate, if in any subsequent renewal period the affiliates of Harvest Partners, Inc. sell more than 66.6% of the shares of the Company’s common stock they owned on May 23, 2001.

At September 27, 2003, the Company had available cash on hand of approximately $66.3 million and approximately $38.8 million of available capacity under its revolving credit facility. The Company may utilize borrowings under the revolving credit facility to supplement its cash requirements from time to time. The Company anticipates that it will generate sufficient cash flows from operations to satisfy its cash commitments and capital requirements for fiscal year 2003. The Company estimates that its total net capital expenditures for fiscal year 2003 will be approximately $0.5 million compared to $1.3 million in 2002. The amount of cash flows generated from operations is subject to a number of risks and uncertainties, including the continued construction of gas turbine power generation plants as well as other risks described under “Item 1. Business- Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 28, 2002, filed with the Securities and Exchange Commission. In fiscal 2003, the Company may actively seek and consider acquisitions of or investments in complementary businesses, products or services. The consummation of any acquisition using cash will affect the Company’s liquidity.

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

Revenue Recognition- GPEG currently has two segments: Heat Recovery Equipment and Auxiliary Power Equipment.

Revenues and cost of sales for our Heat Recovery Equipment segment are recognized on the percentage-of-completion method based on the percentage of actual hours incurred to date in relation to total estimated hours for each contract. Our estimate of the total hours to be incurred at any particular time has a significant impact on the revenue recognized for the respective period. The percentage-of-completion method is only allowed under certain circumstances in which the revenue process is long-term in nature (often in excess of one year), the products sold are highly customized and a process is in place whereby revenues, costs and margins can be accurately estimated. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income, and the effects of such revisions are recognized in the period that the revisions are determined. Under percentage-of-completion accounting, management must also make key judgments in areas such as percent complete, estimates of project costs and margin, estimates of total and remaining project hours and liquidated damages assessments. A one percent fluctuation of our estimate of percent complete would have increased or decreased our year to date fiscal 2003 revenues by approximately $1.0 million.

Revenues for our Auxiliary Power Equipment segment are recognized on the completed-contract method due to the short-term nature of the product production period. Under this method, no revenue can be recognized until the contract is complete and the customer takes risk of loss and title. Similar to our Heat Recovery segment, changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to job costs and income amounts that were originally estimated.

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

Warranty- Estimated costs related to product warranty are accrued as revenue is recognized and included in cost of sales. Estimated costs are based upon past warranty claims and sales history. Warranty terms vary by contract but generally provide for a term of 12 to 18 months after shipment. We manage our exposure to warranty claims by having our field service and quality assurance personnel regularly monitor our projects and maintain ongoing and regular communications with the customer. In 2003, a one percent fluctuation of our warranty expense could increase or decrease cost of goods sold by approximately $28,000.

A reconciliation of the changes to our warranty accrual for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Balance at beginning of period	$18,940	$18,722	$19,460	$16,489
Accruals during the period	2,830	1,553	8,145	6,859
Changes in previous accruals	(274)	(3)	(2,159)	(643)
Settlements made (in cash or in kind) during the period	(2,981)	(2,496)	(6,931)	(4,929)

Ending balance	$18,515	$17,776	$18,515	$17,776

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

Goodwill and Impairment of Long-Lived Assets- We perform annual impairment analyses during the fourth quarter on our recorded goodwill and long-lived assets or whenever events and circumstances indicate that they may be impaired. The analysis includes assumptions related to future revenues, cash flows, and net assets. Factors that would cause a more frequent test for impairment include, among other things, a significant negative change in the estimated future cash flows of a reporting unit that has goodwill because of an event or a combination of events. We did not record any impairment provisions upon the adoption of SFAS 142.

Related Parties

Affiliates of Harvest Partners, Inc. are our largest stockholders. In addition, two of the directors that serve on our board are both general partners of Harvest Partners, Inc. During the first nine months of fiscal 2003 and the first nine months of fiscal 2002, we incurred consulting expenses from Harvest in the amounts of $0.9 million in each nine month period. Under a management agreement with Harvest we are contractually committed to annual payments of certain fees for financial advisory and strategic planning services to Harvest of $1.25 million per year. The terms of the management agreement provide for automatic renewals of additional one-year periods commencing each August unless terminated for cause or by Harvest. During any subsequent renewal period of the management agreement the management fee will decrease to $750,000 per year if the affiliates of Harvest Partners, Inc. sell more than 50% of the shares of the Company’s common stock they owned at the time of the Company’s initial public offering on May 23, 2001. The management fee will be eliminated and the management agreement will terminate, if in any subsequent renewal period the affiliates of Harvest Partners, Inc. sell more than 66.6% of the shares of the Company’s common stock they owned on May 23, 2001.

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

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates. Assuming our current level of borrowings, a 100 basis point increase in interest rates under these borrowings would have increased our interest expense for 2003 by approximately $0.3 million. However, under the terms of our amended and restated senior credit facility we are allowed to lock into interest rates for a period of up to twelve months on our long-term debt. In January 2003 we entered into fixed rate agreements currently yielding an average rate of 2.46% with varying maturity dates extending as long as one year on all of our outstanding long-term debt.

Foreign Currency Exchange Risk

Portions of our operations are located in foreign jurisdictions including Europe and Mexico. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. In addition, sales of products and services are affected by the value of the U.S. dollar relative to other currencies. Periodically we manage our foreign currency exposure through the use of foreign currency forward exchange agreements. There were no forward agreements in place at September 27, 2003.

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

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. Under SFAS 146, the recognition of costs associated with exit or disposal activities occurs at the time they are incurred/paid rather than when management commits to a plan of exit or disposal. Since SFAS 146 is to be applied prospectively there is no impact of adoption. However, timing differences may exist between the announced restructuring plans and corresponding amounts recognized in the financial statements. See footnote 13 for more information.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information related to us, including our consolidated subsidiaries, required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commissions rules and forms.

Changes in Internal Controls Over Financial Reporting

There have been no significant changes in our internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

(1)	Form 8-K dated August 1, 2003 filed to report under Items 5, 7 and 9 earnings for the quarter ended June 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Power Equipment Group Inc.
DATED: November 10, 2003	By: /s/ Larry Edwards

Larry Edwards
Chairman and Chief Executive Officer

Global Power Equipment Group Inc.
DATED: November 10, 2003	By: /s/ Michael H. Hackner

Michael H. Hackner
Chief Financial Officer and Vice President of Finance
(Principal Financial Officer)

Exhibit Index

Exhibit No.
31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.