Form 10-K
period 2003-12-27
GLOBAL POWER EQUIPMENT GROUP INC/
filed 2004-03-09
CIK 1136294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the voting stock held by non-affiliates (affiliates being directors, officers and holders of more than 5% of the Company’s common stock), based on the closing price of the Common Stock on June 27, 2003, the last business day of the registrant’s most recently completed second quarter, as reported by the New York Stock Exchange, was approximately $151.9 million.

The number of shares of the Registrant’s common stock, $.01 par value, outstanding at March 3, 2004 was 46,184,294.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the annual meeting of stockholders to be held May 26, 2004 are incorporated by reference into Part III of this Form 10-K.

GLOBAL POWER EQUIPMENT GROUP INC.

FORM 10-K

December 27, 2003

PART I.

ITEM 1. BUSINESS

Overview

Global Power Equipment Group Inc. (referred to herein as “we,” “us,” “our,” “GPEG” and the “Company”) is a global designer, engineer and fabricator of a comprehensive portfolio of equipment for gas turbine power plants and power-related equipment for industrial operations, with over 30 years of power generation industry experience. We believe that we are a leader in our industry, offering one of the broadest ranges of gas turbine power plant and other power-related equipment in the world. We hold the number one or number two market position by sales in a majority of our product lines. Our equipment is installed in power plants and in industrial operations in more than 40 countries on six continents. We believe that we have one of the largest installed bases of equipment for power generation in the world. In addition, we provide our customers with value-added services including engineering, retrofit and upgrade, and maintenance and repair.

We sell our products to the gas turbine power generation market. Our products are critical to the efficient operation of gas turbine power plants and are highly engineered to meet customer-specific requirements. Our products include:

•	heat recovery steam generators;

•	filter houses;

•	inlet systems;

•	gas turbine, steam turbine, and generator enclosures;

•	exhaust systems;

•	diverter dampers; and

•	specialty boilers and related products

We market and sell our products globally under the Deltak, Braden and Consolidated Fabricators brand names through our worldwide sales network.

We fabricate our equipment through a combination of in-house manufacturing and extensive outsourcing relationships. Our network of high-quality subcontractors, located throughout 17 countries, allows us to manufacture equipment for power plant projects and power-related equipment worldwide at competitive prices. Our subcontractors enable us to meet increasing demand without being restricted by internal manufacturing capacity limitations, thus minimizing our capital expenditure requirements. Using subcontractors also allows us to minimize our fixed costs, thereby providing a significant benefit during times of decreased demand.

We believe our design and engineering capabilities differentiate us from our competitors. By providing high-quality products on a timely basis and offering a broad range of equipment, we have forged longstanding relationships with the leading power industry participants, including General Electric, Mitsubishi Heavy Industries, Siemens-Westinghouse, ExxonMobil, Southern Companies, Tenaska and Bechtel.

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K includes certain “forward-looking statements.” Forward –looking statements represent our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. These forward-looking statements include, in particular, the statements about our plans, strategies and prospects. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, these forward-looking statements rely on assumptions and are subject to risks and uncertainties that may prevent us from achieving our plans, intentions or expectations. When used in this report, the words “expect,” “may,” “intend,” “plan,” “anticipate,” “believe,” “seek” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements.

Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Form 10-K are set forth in “Item 1. Business,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K. These forward-looking statements involve risks and uncertainties, including those discussed under “Risk Factors” included in Item 1. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements found in the sections mentioned above. These cautionary statements identify important factors that could cause actual results to differ materially from those predicted in any forward-looking statements. Accordingly, undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update or revise the forward-looking statements.

Fiscal 2003 Developments

During 2003, approximately 87 percent of our revenues were from sales of equipment and services for gas turbine power plants. The remaining 13 percent of our revenues were derived from the sale of specialty boiler systems for co-generation applications and for process industries. Approximately 69 percent of our revenues in 2003 were from sales in North America.

Beginning in late 2001 and continuing through 2003, the health of the U.S. merchant electrical generation industry deteriorated significantly as falling power prices, coupled with rising natural gas costs and reduced access to capital gave rise to postponements and cancellations of planned new power generation capacity inside the United States. The cancellation of new electrical generation projects inside the United States during 2002 and 2003 affected our order bookings during 2003. Our bookings from U.S. customers during 2003 declined to $65 million compared to approximately $205 million in 2002, representing a decline of 68 percent. In addition, approximately $35 million of orders were removed from our firm backlog during 2003 due to cancellations by customers. Bookings from international customers were relatively unchanged between 2002 and 2003 at $108 million and $105 million, respectively.

The Company is directly affected by the overall trend in new power plant construction, inside the United States as well as on a global basis. The significant decline in the profitability of U.S.-based merchant energy firms has weighed and, in our opinion, will continue to weigh on the revenues and profitability for our Company and for other firms that supply products for power generation to the United States market, particularly those which produce their products primarily inside the United States.

Supply and Demand Trends

United States

According to the Energy Information Administration (EIA), an arm of the U.S. Department of Energy, an estimated 45 gigawatts of new generation capacity was added in the United States during 2003, down approximately 37 percent from the 72 gigawatts of new capacity that was added during 2002. The EIA expects new generation capacity additions in the United States will continue to trend downward in the near-term, until the 2006 to 2010 timeframe, at which time the EIA estimates retirements of older generation capacity will significantly outpace new additions. Given the extended lead-times required for developing new electrical power generation capacity for a particular market, our bookings and revenues can rise or fall sharply prior to the actual commissioning of new capacity. Limited development, deferral of planned projects and cancellations will reduce the potential recognition of revenues and profits for us. In market economies such as the United States, the lags between price signals and the construction of new power plants can cause boom-and-bust cycles for the suppliers of equipment for power generation. Given this situation, the Company’s revenues will not necessarily correlate precisely with changes in reported actual or forecasted new capacity. A copy of the EIA’s latest assessment of electrical generation supply and demand trends for the United States can be found on the Internet at www.eia.doe.gov/oiaf/forecasting.html.

International Markets

According to the International Energy Agency (IEA), in its World Energy Investment Outlook 2003, approximately $10 trillion will be required over the next three decades to expand and upgrade the global electricity sector. This estimated level of spending is approximately three times the level of spending in real terms than was invested in the electricity sector in the prior thirty years. Approximately one-half, or $5 trillion, will be spent in developing countries, two-thirds, or approximately $3 trillion, of which in developing Asia alone. The IEA estimates that the greatest investment in new generating and transmission capacity will be made in China and will approach $2 trillion.

The IEA estimates that 4,700 gigawatts of new generation capacity will be required worldwide by 2030 and the importance of natural gas-based generating plants will rise from 17 percent in 2000 to 31 percent by 2030 requiring over 2,000 gigawatts of new natural gas turbine based capacity. Most of this new gas turbine capacity will employ combined cycle technology. The IEA’s latest assessment of worldwide generation supply and demand trends, along with the expected investment through 2030 can be found on the Internet at www.iea.org.

Our Strategy

Given the EIA’s assessment of supply and demand trends, and the existing merchant industry conditions inside the United States, we believe the market opportunities inside the United States for us over the next several years will remain subdued. In view of this outlook, as well as the IEA’s outlook for international supply and demand, we intend to take a number of initiatives to maximize shareholder value and enhance our market position in the global power generation industry. We intend to:

•	Leverage our presence and experience in international power markets. We have a successful record of selling our products to customers in over 40 countries during the past two decades. Through our large international network of manufacturing relationships and direct sales channels, we are uniquely positioned to undertake power generation projects throughout the world.

Recognizing the market opportunities for gas turbine generating capacity additions globally, we continued to expand our presence in a number of regions outside of the United States during 2003, particularly in China. During the fourth quarter of 2003, we booked a significant volume of business with the gas turbine manufacturers that are supplying the initial tranche of new gas turbines into China. We also expanded our base of manufacturing partners inside China during the year to supply equipment to Chinese customers, as well as for export from China, for the future. In early 2004, we also expanded our sales and customer support infrastructure in China by significantly expanding our office in Shanghai.

With manufacturing partnerships secured in 17 countries outside of the United States, our global supply capability, close proximity to key markets, breadth of products and experience allows us to serve our multinational customers’ needs in a timely and efficient manner and are critical prerequisites for obtaining project awards.

•	Leverage our design and engineering capabilities to expand our product lines. We intend to expand our product lines to capture a larger share of our customers’ equipment purchases. Through our design and engineering capabilities and experience in gas turbine technology, we have developed a number of complementary product lines, including inlet cooling systems, pulse filters, air filter elements and diverter dampers. Throughout our history, we have successfully introduced new end-use applications for our underlying technologies, including products for the process, marine, pulp and paper and pharmaceutical industries.

•	Position the Company to be the preferred supplier in the U.S. market for the long-term. Our design and engineering expertise positions us to bid on and execute virtually any major gas turbine power plant project, as well as specific applications incorporating our specialty boilers, which are frequently installed for co-generation projects. Since 2001, the downturn in U.S. power generation markets has negatively impacted several of our competitors to the point where some have been forced to exit the market or, are, in our opinion, less viable going forward. Our low-cost sourcing and manufacturing capability enhances our competitive market position and enables us to participate in virtually every location where new power projects will be added.

•	Pursue strategic acquisitions. We will continue to evaluate select acquisitions, which could increase our market share in existing product lines, broaden our overall product and service offerings, penetrate difficult markets more easily or expand our geographic reach. The power generation equipment industry is highly fragmented, comprised largely of small companies or corporate divisions with relatively limited product lines. The fragmented nature of the industry provides us with numerous acquisition opportunities.

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

Gas turbine power plants can have either a simple-cycle or combined-cycle configuration, both of which utilize a gas turbine and a generator to produce electricity. A simple-cycle gas turbine plant incorporates many of the products we manufacture, including filter houses, inlet and exhaust systems and turbine enclosures. A simple-cycle plant converts approximately 33% of the fuel’s energy content into electricity. A combined-cycle plant has the same components as a simple-cycle plant, with the addition of a heat recovery steam generator, or HRSG. In a combined-cycle plant, the hot exhaust from the gas turbine is routed through the HRSG where steam is generated which is used to power a steam turbine and produce more electricity. Like the simple-cycle plant, the combined-cycle plant also incorporates many of the products that we manufacture. A combined-cycle power plant converts up to 58% or more of the fuel’s energy content into electricity. As a result of the general availability of natural gas supplies, lower capital costs, environmental factors and increased efficiency, the EIA projects that gas-fired technology will outpace all other competing technologies through 2030. As a leading provider of equipment for simple- and combined-cycle power plants, we are well positioned to benefit from these trends.

Products and Services

We conduct our business through two operating segments: our heat recovery equipment segment and our auxiliary power equipment segment. We offer a broad range of products that are integral parts of gas turbine power plants as well as power-related equipment for industrial operations. We also provide advanced engineering, retrofit and upgrade, maintenance and repair services to the power generation industry. For more information regarding our revenues, profitability and total assets by segment, see Note 13 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Heat Recovery Equipment Segment

Our heat recovery equipment segment is a leader in the production of HRSGs and specialty boilers. Our products in this segment are marketed under the Deltak brand name.

•	Heat Recovery Steam Generators. An HRSG is a boiler that creates steam in a combined-cycle power plant using the hot exhaust emitted by a gas turbine. This steam generates additional electricity by driving a steam turbine in a combined-cycle power plant. Each HRSG is custom designed and engineered to meet the specifications of the customer, taking into account the type of gas turbine and environmental locale. We design and manufacture HRSGs for all size applications for both new combined-cycle and retrofitted simple-cycle power plants. We believe we are the overall market leader with the largest installed base of gas turbine HRSGs in the world.

•	Specialty Boilers and Related Products. Specialty boilers are a highly customized class of equipment that capture waste heat and convert it into steam. We produce specialty boilers used in process heat recovery and incineration systems, small power generation systems and marine co-generation systems. Our specialty boilers, which require creative engineering solutions, are used in a wide range of markets, including oil and gas, pulp and paper, chemicals, petrochemical, marine and food industries. We have an installed base of more than 600 specialty boilers in over 30 countries. In addition, we design and manufacture catalytic recovery systems for gas turbine exhaust systems which reduce emissions.

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

Backlog

The time frame between receipt of an order and actual completion or delivery of our products can stretch from a few weeks to a year or more. At the time we receive an order representing a commitment from a customer, that order is added to our backlog. Our backlog consists of firm orders from our customers for projects in progress. Backlog may vary significantly quarter to quarter due to the timing of customer commitments. During fiscal year 2003, we removed bookings of approximately $35 million, with less than $1 million removed in the fourth quarter. Cancellation fees and revenue recognition have normally exceeded our out-of-pocket costs on the projects removed.

Sales and Marketing

We have an extensive sales network consisting of employees and independent representatives worldwide. We have sales offices in Brazil, China, Egypt, the Netherlands, Singapore, South Korea and the United States. Our international sales force allows us to assess local market conditions, utilize local contacts and respond quickly to our customers’ regional needs. We focus our sales and marketing efforts on end users of our products, including the developers and operators of gas turbine power plants, and on gas turbine original equipment manufacturers (OEM) who may order our products directly or specify the use of our products.

Customers

Customers for both our heat recovery equipment segment and our auxiliary power equipment segment include OEMs, engineering and construction firms, operators of power generation facilities and firms engaged across several process related industries. The end users of most of our products are developers and operators of gas turbine power plants. Our top ten customers vary from year to year due to the relative size and duration of our projects. The Company has certain customers that represent more than 10 percent of consolidated revenues. The revenues for these customers, as well as corresponding accounts receivable, as a percentage of the consolidated revenues and accounts receivable balances, for 2003, 2002 and 2001 are as follows:

	Revenues			Accounts Receivable
	2003	2002	2001	2003	2002	2001
General Electric	32%	35%	25%	27%	9%	24%
Mitsubishi Heavy Industries	4%	5%	16%	6%	18%	11%
The Southern Company	7%	14%	11%	0%	0%	0%
ExxonMobil	10%	1%	0%	9%	0%	0%

For information with respect to our sales by geographic regions, see Note 13 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Engineering and Design Capabilities

Our business is driven by design and engineering expertise, an area in which we believe we are an industry leader. Our products are custom-designed and engineered to meet the precise specifications of our customers, and may require a significant number of engineering hours to design. As of December 27, 2003, we employed 105 degreed engineers specialized in thermal, structural, electrical, mechanical, acoustical, industrial and chemical engineering. Our engineers utilize an extensive PC-based network and engineering programs such as AutoCad™, ANSYS™, StruCAD™ and several internally developed proprietary programs. Our proprietary programs enable us to use design elements from previous projects thereby increasing our engineering efficiency on subsequent projects.

Manufacturing and Outsourcing

Our products are fabricated utilizing a combination of in-house manufacturing and subcontractors. Most of our subcontracting work is performed outside the United States which provides a lower-cost basis for finished goods. Our extensive use of outsourcing relationships provides us the following benefits:

•	flexibility to rapidly expand or contract manufacturing capacity which limits our capital expenditure requirements and fixed expenses;

•	ability to manufacture in low cost countries, thereby reducing the overall cost of our products; and

•	ability to satisfy local content requirements.

In fiscal year 2003, subcontractors accounted for approximately 83% of our manufacturing costs. Our subcontractors manufacture products on a fixed-price basis for each project. Typically, our subcontractors agree not to manufacture competing products. We provide on-site technical advisors at our subcontracted facilities to ensure high levels of quality and workmanship. We are constantly pursuing new international subcontractor relationships to enhance our ability to manufacture equipment at the lowest cost while maintaining high-quality standards and on-time delivery.

While a majority of our manufacturing is outsourced, we maintain significant in-house capabilities. Our in-house manufacturing capability allows us to internally develop production methods, train personnel, protect highly sensitive designs and fabricate products whose complexity may preclude their production by subcontractors.

Segment Financial Data and Sales by Geographic Region

See Note 13 to the consolidated financial statements, included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K, for detailed financial information regarding each business segment and sales by geographic region.

Raw Materials and Suppliers

The principal raw materials for our products are stainless steel sheet products, carbon steel plate and structural shapes, insulation and finned tubing. We obtain these products from a number of domestic and foreign suppliers. The market for most of the raw materials we use is comprised of numerous participants, and we believe that we can obtain each of the raw materials we require from more than one supplier.

Competition

We compete with a large number of U.S. and international companies along all of our major product lines. We compete based on the price, quality, reliability and reputation of our products. We believe that no single competitor offers our breadth of products to the gas turbine power generation industry.

Employees

As of December 27, 2003, we had 949 employees. Other than 3 of our remaining manufacturing employees located in Tulsa, Oklahoma and 290 of our production employees at our two facilities in Mexico, none of our employees are represented by unions. We believe our employee relations are satisfactory.

Intellectual Property

We depend upon a combination of patents, trademarks and nondisclosure and confidentiality agreements with our employees, customers and others as well as various security measures to protect our proprietary rights. Designs and processes are developed for specific projects and are charged directly to such projects. Due to the unique nature of each project, we typically create new designs specifically for each project. Also, our customers are contractually obligated to treat these designs as confidential and proprietary. For these reasons, we do not generally pursue patent protection. However, we believe that intellectual property protection is less important than our ability to continue to develop new design applications that meet the demands of our customers. As a result, we do not believe that any single patent or trademark is material to our business.

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

Our manufacturing facilities use and produce wastes containing various substances classified as hazardous or otherwise regulated under environment laws and regulations, and are subject to ongoing compliance costs and capital expenditure requirements. We believe we are in compliance with applicable environmental laws and regulations and that the costs of compliance are not material to us. However, any newly discovered environmental conditions could result in unanticipated expenses or liabilities that could be material. Moreover, the environmental laws and regulations to which we are subject are constantly changing, and it is impossible to predict the effect of these changes on us. We cannot give any assurances that our operations will comply with future laws and regulations or that these laws and regulations will not significantly adversely affect us.

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

The demand for our products and services depends on the continued construction of gas turbine power generation plants. In fiscal year 2003, approximately 87% of our revenues were from sales of equipment and provision of services for gas turbine power plants. The power generation equipment industry has experienced cyclical periods of slow growth or decline. In periods of decreased demand for new gas turbine power plants, our customers may be more likely to decrease expenditures on the types of products and systems that we supply and, as a result, our future revenues may decrease. In addition, the gas turbine power industry depends on natural gas. A rise in the price or a shortage of natural gas could affect the profitability or operations of gas turbine power plants, which could adversely affect our future revenues.

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

Other current power technologies, improvements to these technologies and new alternative power technologies that compete or may compete in the future with gas turbine power plants could affect our sales and profitability. Furthermore, in fiscal year 2003, approximately 45% of our revenues were from sales of heat recovery equipment used in combined-cycle power plants. Any change in the power generation industry which results in a decline in the construction of new combined-cycle power plants or a decline in the upgrading of existing simple-cycle power plants to combined-cycle power plants could materially adversely affect our sales.

Because some of our contracts stipulate that customer progress payments be made in advance of work performed, increases in overall sales volume typically allow us to finance our business through these payments. Conversely, a prolonged decline in new bookings of sales that provide for progress payments, or, if due to competitive market conditions we elect to extend progress payment schedules, our ability to finance work from operating sources may be affected resulting in a reduction in operating cash flows.

A small number of major customers account for a significant portion of our revenues, and the loss of any of these customers could negatively impact our business.

We depend on a relatively small number of customers for a significant portion of our revenues. In fiscal year 2001, three customers accounted for approximately 52% of our consolidated revenues. In fiscal year 2002, two customers accounted for approximately 49% of our consolidated revenues. In fiscal year 2003, two customers accounted for approximately 42% of our consolidated revenues and approximately 33% of our backlog at the end of the year. In addition, our five largest customers accounted for approximately 62% of our revenues in fiscal year 2003 and approximately 54% of our backlog at the end of the year. Other than their obligations under firm orders placed in our backlog, none of our customers have a long-term contractual obligation to purchase any material amounts of products from us. All of our firm orders contain cancellation provisions, which permit us to recover only our costs and a portion of our anticipated profit in the event a customer cancels its order. If a customer elects to cancel, we may not realize the full amount of future revenues included in our backlog. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenues. Because our major customers represent a large part of our business, the loss of any of our major customers could negatively impact our business and results of operations.

If our costs exceed the estimates we use to set the fixed prices of our contracts, our earnings will be reduced.

We enter into nearly all of our contracts on a fixed-price basis. As a result, we benefit from cost savings, but have limited ability to recover any cost overruns. Contract prices are established based in part on our projected costs, which are subject to a number of assumptions. The costs that we incur in connection with each contract can vary, sometimes substantially, from our original projections. Because of the large scale and long duration of our contracts, unanticipated changes may occur, such as customer budget decisions, design changes, delays in receiving permits and cost increases, which may delay delivery of our products. In addition, we often are contractually subject to liquidated damages for late delivery.

Unanticipated cost increases or delays may occur as a result of several factors, including:

•	increases in the cost, or shortages, of components, materials or labor;

•	unanticipated technical problems;

•	required project modifications not initiated by the customer; and

•	suppliers’ or subcontractors’ failure to perform.

Given the rapid economic growth in China and Southeast Asia, material prices have increased sharply and may continue to increase in the future. Our ability to recover these cost increases from our customers on our current and future orders may be limited.

Cost increases or overruns that we cannot pass on to our customers or our payment of liquidated damages under our contracts will lower our earnings.

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

We rely on subcontractors to manufacture and assemble a substantial portion of our products. In fiscal year 2003, subcontractors accounted for approximately 83% of our manufacturing costs. Although we have on-site supervision of our subcontractors to review and monitor their quality control systems, the quality and timing of their production is not totally under our control. Our subcontractors may not always meet the level of quality control and the delivery schedules required by our customers. The failure of our subcontractors to produce quality products in a timely manner could adversely affect our reputation and result in the cancellation of orders for our products and the loss of customers.

In addition, we make advance progress payments to subcontractors in anticipation of their completion of our orders. We may be unable to recover those advances in the event a subcontractor fails to complete an order, which may adversely affect our profitability.

The dollar amount of our backlog, as stated at any time, is not necessarily indicative of our future earnings.

When we receive a firm order for a project from a customer, that order is added to our backlog. However, customers may cancel or delay projects for reasons beyond our control and we may be unable to replace any canceled orders with new orders. To the extent projects were delayed, the timing of our revenues could be affected. If a customer cancels an order, we may be reimbursed for the incurred costs. Typically, however, we have no contractual right to the full amount of the revenues that we would have received if the order had not been canceled, which potential revenues are reflected in our backlog. In addition, projects may remain in our backlog for extended periods of time. Revenue recognition occurs over extended periods of time and is subject to unanticipated delays. Fluctuations in our quarterly backlog levels also result from the fact that we may receive a small number of relatively large orders in any given quarter that may be included in our backlog. Because of these large orders, our backlog in that quarter may reach levels that may not be sustained in subsequent quarters. Our backlog, therefore, is not necessarily indicative of our future revenues.

Our future revenues and operating results may vary significantly from quarter to quarter.

Our quarterly revenues and earnings have varied in the past and are likely to vary in the future. Our contracts stipulate customer-specific delivery terms which, coupled with other factors beyond our control that may occur at any time over a contract cycle of up to a year or more, may result in uneven realization of revenues and earnings over time. Customer-imposed delays can significantly impact the timing of revenue recognition. Due to our large average contract size, our sales volume during any given period may be concentrated in relatively few orders, intensifying the magnitude of these fluctuations. Consequently, our quarterly performance may not be indicative of our success in achieving year-over-year growth objectives. Furthermore, some of our operating costs are fixed. As a result, we may have limited ability to reduce our operating costs in response to unanticipated decreases in our revenues or the demand for our products in any given quarter. Therefore, our operating results in any quarter may not be indicative of our future performance. In addition, because we must make significant estimates related to potential charges when we recognize revenue on a percentage of completion basis, we may have difficulty accurately estimating revenues and profits from quarter to quarter.

Compliance with environmental laws and regulations is costly, and our ongoing operations may expose us to environmental liabilities.

Our operations are subject to laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of the environment or human health and safety. As discussed on page 7, “Environmental Matters,” we are subject to various U.S. federal statutes and the regulations implementing them, as well as similar laws and regulations at the state and local levels and in other countries in which we operate.

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

A defect in our products could result in unanticipated warranty costs or product liability not covered by our insurance, which could adversely affect our financial condition or results of operations.

We generally provide warranties for terms of three years or less on our products. These warranties require us to repair or replace faulty products. Warranty claims could result in significant unanticipated costs. The need to repair or replace products with design or manufacturing defects could also temporarily delay the sale of new products and adversely affect our reputation.

In addition, we may be subject to product liability claims involving claims of personal injury or property damage. Because our products are used primarily in power plants, claims could arise in different contexts, including the following:

•	fires, explosions and power surges that can result in significant property damage or personal injury; and

•	equipment failure that can result in personal injury or damage to other equipment in the power plant.

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

Our success depends to a significant extent on the continued services of Larry Edwards, our chief executive officer, president and chairman of the board, and Monte Ness and Gene Schockemoehl, two of our senior executives. Our failure to retain the services of Messrs. Edwards, Ness or Schockemoehl, or attract highly qualified management in the future, could adversely affect our ability to grow and manage our operations. Although we have employment agreements containing non-competition clauses with Messrs. Edwards, Ness and Schockemoehl, courts are sometimes reluctant to enforce these agreements. In addition, although we carry key man life insurance for Messrs. Edwards and Schockemoehl, the loss of their services could disrupt our operations.

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

We may not be able to maintain or expand our business outside the United States because of numerous risk factors outside our control.

Our international operations are subject to a number of risks inherent in doing business outside the United States including:

•	labor unrest;

•	regional economic uncertainty;

•	political instability;

•	restrictions on the transfer of funds into or out of a country;

•	currency exchange rate fluctuations;

•	export duties and quotas;

•	expropriations;

•	domestic and foreign customs and tariffs;

•	current and changing regulatory environments;

•	potentially adverse tax consequences; and

•	availability of financing.

These factors may result in a decline in revenues or profitability and could adversely affect our ability to expand our business outside the United States.

Increased operations in China and Southeast Asia could adversely impact our operating margins.

We have commenced a strategic initiative to increase the amount of products and services that we sell in China and Southeast Asia. While the economic outlook for power generation projects in that region of the world appears more favorable than the current market in the United States, we have no assurance that our strategy will be successful in obtaining significant increases in revenue. In addition to the risks associated with operations outside the United States noted previously, there are numerous additional challenges to doing business in China, such as strict tax and operating regulations. In addition, the Chinese legal system is relatively new, and the Chinese central and local government authorities retain a greater degree of control over business operations than is customary in more developed countries, making the process of obtaining regulatory approval for business operations inherently unpredictable in some circumstances. We are currently developing our strategies for best overcoming the challenges we face for successfully increasing our presence in China. However, our gross profit margin for sales in China may be negatively impacted if we are unable to resolve some of these issues.

If we were required to write-off our goodwill or long-lived assets or place a valuation allowance against our deferred tax assets, our results of operations and stockholders’ equity could be materially adversely affected.

As a result of our June 1998 acquisition of the power generation division of Jason Incorporated and our October 2000 acquisition of CFI Holdings, Inc. and its subsidiaries, we have approximately $45.0 million of goodwill recorded on our consolidated balance sheet as of December 27, 2003. Due to the implementation of Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized but must be tested for impairment at least annually based on a fair value concept.

Long-lived assets, such as property and equipment and intangible assets, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets.

Realization of the deferred tax assets is based on the ability of the Company to generate enough future taxable income. At some point in the future, the Company may decide that its future taxable income will not be sufficient in order to utilize the deferred tax assets. If this determination were made, the Company would place a valuation allowance against its deferred tax assets.

If we were required to write-off our goodwill or long-lived assets or place a valuation allowance against our deferred tax assets, our results of operations and financial position could be materially adversely affected.

We are exposed to market risks from changes in interest rates and foreign currency exchange rates.

We are subject to market risks from changes in interest rates. Our amended and restated senior credit facility’s variable-rate debt bears interest, at our option, at either the Eurodollar rate or an alternate base rate plus, in each case, an applicable margin. Assuming our current level of borrowings, a 100 basis point increase in interest rates under these borrowings would increase our interest expense for fiscal year 2004 by approximately $0.3 million.

We are also subject to market risks from fluctuations in foreign currency exchange rates. Portions of our operations are located in foreign jurisdictions and a portion of our billings are paid in foreign currencies. Changes in foreign currency exchange rates or weak economic conditions in foreign markets could therefore cause fluctuations in those revenues derived from foreign operations. In addition, sales of products and services are affected by the value of the U.S. dollar relative to other currencies. Changes in foreign currency rates can also affect the costs of our products purchased or manufactured outside the United States.

ITEM 2. PROPERTIES

Our executive offices currently occupy 10,870 square feet in Tulsa, Oklahoma. The lease for this facility expires in October 2004. We have 6 other U.S. facilities, as well as facilities in the Netherlands and Mexico. Information about our material facilities at December 27, 2003 is described below:

Location	Square Feet	Leased / Owned (Expiration Date)	Principal Uses
Heat Recovery Equipment Segment

Plymouth, Minnesota	44,469	leased (9/30/09)	Engineering and administrative office
	92,000	leased (01/31/06)	Manufacturing
	84,900	owned	Manufacturing

Auxiliary Power Equipment Segment

Auburn, Massachusetts	69,000	owned	Manufacturing, engineering and administrative office
Clinton, South Carolina	71,000	owned	Manufacturing and engineering
Heerlen, The Netherlands	10,000	leased (10/31/04)	Engineering
Monterrey, Mexico	100,000	owned	Manufacturing
Toluca, Mexico	60,000	leased (05/01/04)	Manufacturing
Tulsa, Oklahoma	160,000	leased (08/31/11)	Manufacturing, engineering and administrative office

The Company leases an approximately 400 square foot office in the Waigaoqiao free trade zone located in the Pudong New District of Shanghai. During 2004, the Company has leased an additional 3,000 square feet of office space in the Changning District of Shanghai. Both leases expire in March 2005.

In addition to the foregoing, the Company leases other facilities in various cities, which are not considered material. The Company considers each of its facilities to be in good operating condition and sufficient for its current use.

ITEM 3. LEGAL PROCEEDINGS

On June 3, 2003, Stone & Webster, Inc. and Stone & Webster Purchasing, Inc. (collectively, “S&W”) commenced a lawsuit in the U.S. District Court for the Southern District of Iowa Central Division, against Deltak, L.L.C. (Deltak), one of our subsidiaries. S&W alleges Deltak committed breach of contract and warranty and made certain intentional misrepresentations in connection with a contract to provide two heat recovery steam generators for a project in which S&W was the general contractor. S&W alleges it incurred significant cost increases and delays on the project resulting from certain design, constructability and fabrication issues related to the heat recovery steam generators provided by Deltak, and S&W is seeking an unspecified amount of damages for costs. We believe we have meritorious defenses to the allegations and intend to defend this action vigorously. In addition, Deltak has filed counterclaims against S&W alleging, among other things, breach of contract and unjust enrichment. The ultimate impact of this matter on the consolidated financial position or results of operations cannot be determined at this time.

We are subject to routine litigation arising out of the normal and ordinary operation of our business, which we believe will not result in a material adverse effect on our business, results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the fourth quarter ended December 27, 2003.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth as of the date hereof certain information regarding the executive officers of the Company. Officers are elected annually by the Board of Directors and serve at its discretion.

Name	Age	Position

Larry Edwards	54	Chief Executive Officer, President and Chairman of the Board

Monte Ness	47	Senior Vice President and President, Deltak

Gene Schockemoehl	54	Senior Vice President, President, Braden and President, Consolidated Fabricators

James Wilson	44	Chief Financial Officer and Vice President of Finance

John Matheson	38	Vice President, General Counsel and Secretary

Larry Edwards is our chief executive officer, president and chairman of the Board of Directors. Mr. Edwards was appointed chairman of the Board of Directors in October 2003. Since June 1998, Mr. Edwards has served as a director of and chief executive officer of GPEG and its predecessor and as president and chief executive officer of GEEG, Inc. From February 1994 until June 1998, Mr. Edwards served as the president of Jason Incorporated’s power generation division, the predecessor of GEEG Holdings, L.L.C. From 1976 until 1994, Mr. Edwards held the following positions with Braden: systems analyst; manager of data processing; manager of management services; manager of purchasing and traffic; manager of operations; vice president of operations; general manager; and president of Braden. Mr. Edwards earned a B.S. in Industrial Engineering and Management from Oklahoma State University and an M.B.A. with honors from Oklahoma City University.

Monte Ness is our senior vice-president and Deltak president. Mr. Ness joined Deltak in 1986 as marketing manager. In 1993, he was promoted to vice president of the Gas Turbine Heat Recovery product line, and in October 2003, he was promoted to president. Before working at Deltak, Mr. Ness worked at Brown Boveri Turbomachinery and at Garrett Turbine Engine Company in the aircraft propulsion group. Mr. Ness is a 1979 graduate of North Dakota State University with dual bachelor degrees in Mechanical Engineering and Business Administration. Mr. Ness also received an MBA degree specializing in International Business from Arizona State University in 1986 and completed the Minnesota Management Institute through the Carlson School of Management at the University of Minnesota in 1993.

Gene Schockemoehl is our senior vice president and president of Braden and Consolidated Fabricators. Mr. Schockemoehl has served as president of Braden since January 1994 and was appointed as the president of Consolidated Fabricators in October 2003. Mr. Schockemoehl previously served as vice president and director of GPEG’s predecessor from June 1998 to May 2001. He began his employment at Braden in 1968, progressing through the plant production area into management positions, and served as plant superintendent and manager of manufacturing through 1985. In mid-1985, Mr. Schockemoehl became operations manager and in 1990 became vice president of operations. He served as vice president of sales from mid-1991 until January 1994. Mr. Schockemoehl has a manufacturing and general business educational background, having attended both Tulsa Community College and Rogers State College.

James Wilson is our chief financial officer and vice president of finance. Mr. Wilson served GPEG and its predecessor as secretary from June 1998 until 2001 and as vice president of administration from September 2000 until December 2003 when he became chief financial officer and vice president of finance. He joined Braden in 1986 as controller and became vice president of finance, Braden in 1989 where he served until September 2000. Between 1982 and 1986, Mr. Wilson was employed as a senior auditor with Arthur Andersen LLP. Mr. Wilson has received the C.P.A. designation and has been a member of the American Institute of Certified Public Accountants since 1983. He earned a B.S. in Accounting from Oral Roberts University.

John Matheson is our vice president, general counsel and secretary. Prior to joining our company, from 1999 to 2001, Mr. Matheson served as senior attorney for The Williams Companies, an international energy and telecommunications company, where he directed the business development legal group of Williams Communications, which was responsible for mergers, acquisitions and securities law matters. Prior to 1999, he was a shareholder with the law firm of Conner & Winters, P.C., in Tulsa, Oklahoma. From January 1988 to May 1989, he was a tax consultant with Price Waterhouse. Mr. Matheson has received the C.P.A. designation and holds a bachelor of accountancy degree, with highest honors, from the University of Oklahoma, and a juris doctor from Georgetown University Law Center.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATEDSTOCKHOLDER MATTERS

Market Information

Our common stock began trading on the New York Stock Exchange under the symbol “GEG” on May 18, 2001, following completion of our initial public offering (IPO). The following table sets forth the high and low sale prices per share of our common stock, as reported in the New York Stock Exchange composite transactions, for the periods indicated:

	Fiscal 2003		Fiscal 2002
	High	Low	High	Low
First Quarter	$5.87	$4.70	$15.54	$8.60
Second Quarter	$6.42	$4.61	$12.49	$8.49
Third Quarter	$6.05	$4.65	$10.05	$3.90
Fourth Quarter	$6.79	$5.07	$5.53	$3.74

A majority of the Company’s stockholders maintain their shares in “street name” accounts and are not, individually, stockholders of record. As of March 3, 2004, our common stock was held by 71 shareholders of record.

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

Our ability to pay cash dividends or make other distributions is subject to certain limitations under the terms of our current amended and restated senior credit facility. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” and Note 9 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data of Global Power Equipment Group Inc. as of the dates indicated. The financial data for fiscal years 2003, 2002, 2001, 2000 and 1999 have been derived from our audited consolidated financial statements. Such data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

	Fiscal Year
	2003	2002	2001	2000	1999
	(in thousands, except per common share data)
Results of Operations Data:
Revenues	$263,778	$586,805	$723,504	$416,591	$275,199
Cost of sales	192,281	455,339	591,958	345,688	226,051

Gross profit	71,497	131,466	131,546	70,903	49,148
Selling and administrative expenses	38,083	42,212	40,333	27,045	23,166
Recapitalization charge (1)	—	—	—	38,114	—
Amortization expense	—	—	1,716	1,250	1,100

Operating income	33,414	89,254	89,497	4,494	24,882
Interest expense	1,504	4,210	15,896	12,175	3,410

Income (loss) before income taxes and extraordinary loss	31,910	85,044	73,601	(7,681)	21,472
Income tax provision (benefit)	12,126	33,167	22,905	(433)	1,087
Income tax benefit from tax status change (2)	—	—	(88,000)	—	—

Income (loss) before extraordinary loss	19,784	51,877	138,696	(7,248)	20,385
Extraordinary loss on debt extinguishment, net of tax	—	—	(18,060)	(1,536)	—

Income (loss)	19,784	51,877	120,636	(8,784)	20,385
Preferred stock dividend	—	—	(2,947)	(3,386)	(420)

Net income (loss) available to common stockholders	$19,784	$51,877	$117,689	$(12,170)	$19,965

Per Common Share Data (3), (4):
Earnings (loss) per common share:
Basic income (loss) per common share
Income (loss) before extraordinary item	$0.44	$1.18	$3.46	$(0.03)	$0.03
Extraordinary item	—	—	(0.46)	—	—

Net income (loss) available to common stockholders	$0.44	$1.18	$3.00	$(0.03)	$0.03

Diluted income (loss) per common share
Income (loss) before extraordinary item	$0.43	$1.14	$3.31	$(0.03)	$0.03
Extraordinary item	—	—	(0.44)	—	—

Net income (loss) available to common stockholders	$0.43	$1.14	$2.87	$(0.03)	$0.03

Weighted average common shares outstanding:
Basic	44,521	43,959	39,275	388,456	633,417
Diluted	45,911	45,636	41,011	388,456	788,176

	Fiscal Year
	2003	2002	2001	2000	1999
	(in thousands, except per common share data)
Other Financial Data:
Depreciation and amortization	$4,202	$4,625	$6,684	$4,311	$3,126
Capital expenditures	411	2,869	11,559	2,187	2,375
Net cash provided by (used in):
Operating activities	24,381	103,088	12,018	24,789	39,466
Investing activities	195	(2,661)	(11,559)	(19,840)	1,393
Financing activities	(34,667)	(45,548)	(24,332)	10,246	(39,469)
Balance Sheet Data (at end of period):
Property, plant and equipment, net	20,740	25,469	27,810	19,433	15,071
Total assets	280,996	369,704	430,631	245,693	131,493
Total debt	24,963	60,073	105,629	219,094	27,421

(1)	In fiscal year 2000, we incurred a non-recurring recapitalization charge associated with the cancellation of options outstanding as of the closing date of the August 2000 recapitalization.

(2)	Due to the Company’s change in tax status from a limited liability company (LLC) to a taxable entity on the date of its IPO, the Company was required to record all deferred tax assets and liabilities, which were previously the responsibility of the LLC members. As a result, the Company recorded a net deferred tax asset on the date of the reorganization of approximately $88.0 million and recorded a corresponding $88.0 million income tax benefit.

(3)	Income (loss) before extraordinary item per common share is calculated by dividing income before extraordinary item after adjusting for preferred dividends by the weighted-average number of common units outstanding during each period. Preferred dividends were $0.4 million, $3.4 million and $2.9 million for fiscal years 1999, 2000 and 2001, respectively. No preferred dividends were paid in 2002 and 2003.

(4)	The share and per share amounts for 1999 and 2000 are not comparable to the other years presented as the weighted average common shares outstanding for 1999 and 2000 do not reflect the conversion of the common units to common shares at a ratio of 28.1 to 1.0.

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

The demand for our products and services depends, to a significant degree, on the level of construction of gas turbine power generation plants. In fiscal year 2003, approximately 87% of our revenues were from sales of equipment and provision of services for gas turbine power plants. The power generation equipment industry has experienced cyclical periods of growth or decline. Liquidity concerns in 2002 and continuing through 2003 in the merchant power production sector have reduced the availability of financing for power plant development in the United States and have caused the market for our products to significantly decline. While industry forecasts indicate a substantial long-term need for additional gas-fired power plants on a world-wide basis, the significant decline in domestic demand for such plants in 2002 and 2003 has negatively impacted our bookings and revenues. We anticipate that increasing demand for new power plants outside the United States will continue and, accordingly, we have placed additional focus on increasing our business outside the United States, particularly in China and Southeast Asia.

During fiscal year 2003, we focused our efforts on maintaining profitability despite the decrease in revenues. These efforts included closing one manufacturing plant, reducing debt and implementing a management restructuring plan to reduce staff and related costs and improve competitiveness. In addition, we strengthened our sales and operating initiatives in China and Southeast Asia allowing us to take advantage of the increasing need for additional power in that region. However, the demand for new power plants in the United States has decreased significantly, and we enter fiscal year 2004 with uncertainty regarding when that demand may increase.

During the second quarter of 2003, we decided to permanently close our San Antonio, Mexico plant effective April 30, 2003. This decision was based primarily on a reduction in volume due to the downturn in new power plant construction within the United States. The Auxiliary Power Equipment segment recorded approximately $170,000 in severance and other costs associated with the elimination of approximately 35 employees and the closing of the plant. This plant closing follows our decision in the first quarter of 2002 to close our Ft. Smith, Arkansas plant, effective April 30, 2002. The decision to close the Ft. Smith plant was based on the cost structure of that facility and we had already secured replacement capacity to offset that closure in other lower-cost locations around the globe.

During 2002 and continuing in the first half of 2003, we scaled back operations at other locations in our efforts to continually seek low-cost subcontractor fabrication as well to manage our costs due to the downturn in the United States market. Additional workforce reductions through lay-offs or attrition in 2002 totaled 199 employees in the Auxiliary Power Equipment segment, with severance costs of $125,000, and 213 employees in the Heat Recovery Equipment segment, with total severance costs of $340,000. In 2003, the Auxiliary Power Equipment and Heat Recovery segments further reduced their workforce by 201 and 41 employees, respectively. The severance costs associated with these 2003 workforce reductions totaled approximately $390,000. All amounts have been paid at December 27, 2003.

In October 2003, we announced a management restructuring plan pursuant to which certain employees were offered either one-time termination or retirement benefits. Certain employees that were offered the retirement incentive packages entered into consulting agreements with us subsequent to their retirement. The expense of the consulting agreements will be recognized as the services are provided over the term of the agreements. In addition, retiring employees were offered the right to amend their stock option agreements to extend the date such options remain exercisable from the original period of 90 days after termination of employment to a new period extending to one year after termination of employment. In some cases, this plan also provided for the acceleration of vesting for certain unvested stock options. Due to variable plan option accounting under APB Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” we will expense the intrinsic value of the options. We recorded charges of approximately $3.9 million during the fourth quarter of fiscal year 2003 related to the restructuring plan.

Under the 2003 management restructuring plan, a retirement benefits agreement was entered into with our Chief Executive Officer (CEO), Larry Edwards, pursuant to which he determines his own future retirement date. At this time, his retirement date is unknown. Upon retirement, Mr. Edwards will receive a payment of approximately $1.9 million, which amount has been accrued in Other long-term liabilities as of December 27, 2003. This amount is included in the $3.9 million of 2003 restructuring costs, mentioned above. In addition, we agreed to pay Mr. Edwards approximately $812,000 in the future upon signing a release agreement on the retirement date. This amount will be expensed in the fiscal quarter in which he retires. On the retirement date, we plan to enter into a one-year consulting agreement with Mr. Edwards. The consulting fees, currently estimated at approximately $850,000, will be expensed as the services are rendered over the term of the agreement. This amount will change based on the actual salary and target bonus at the retirement date.

Under our current stock option plans, participants may exercise their vested options up to 90 days after their termination date. As part of his retirement benefits package, Mr. Edwards may execute an extension agreement, on the retirement date, whereby certain of his stock options become immediately fully vested. In addition, instead of the normal 90-day exercise period, Mr. Edwards would have one year from the retirement date to exercise his options. If this extension agreement were executed and these modifications were made to Mr. Edwards’ original stock option agreements, the Company could incur significant compensation expense in accordance with APB 25. The compensation expense would be measured on the retirement date, as the excess of the fair value of the stock over the exercise prices times the number of stock options outstanding. Assuming the number of options outstanding ($.36/share options – 202,151 shares; $4.87/share options – 100,000 shares; $6.10/share options – 100,000 shares) and the closing stock price of $10.62 as of March 3, 2004, we estimate that this pre-tax charge would be approximately $3.1 million. This amount would vary based on the number of unexercised options and the stock price as of the retirement date.

A summary of the restructuring costs by fiscal year is as follows (dollars in thousands):

	Fiscal Year 2003	Fiscal Year 2004	Fiscal Year 2005
Severance and Retirement Benefits Payments	$3,931	$1,386	$436
Consulting Fees	—	661	295
Stock Option Expense	5	487	52

Total	$3,936	$2,534	$783

The table above is for purposes of illustrating actual and projected income statement recognition, not cash flows. The only component of Mr. Edwards’ retirement benefits agreement that is included in the table above is the $1.9 million payment due on the unspecified retirement date (accrued as of December 27, 2003). The release agreement amount, the consulting fees and the stock option expense for this retirement benefits agreement are not included in the table above as either the timing or the exact amount of these expenses (or both) cannot be determined at this time.

Historical Overview

The following summary is intended to provide information concerning the historical background of the Company, as certain transactions occurring in fiscal year 2001 had a significant impact on the Company’s results of operations for that year.

The Company’s predecessor, GEEG Holdings, L.L.C., was formed for the purpose of acquiring Jason Incorporated’s power generation products division by the management of the division and other outside investors. This acquisition was consummated on June 5, 1998. Jason Incorporated’s power generation division consisted of Braden Manufacturing L.L.C., Deltak L.L.C. and other subsidiaries.

In July 2000, the owners of GEEG Holdings, L.L.C. sought purchasers for the company, as a result of which, in August 2000, investment entities controlled by Harvest Partners, Inc. acquired control of GEEG Holdings, L.L.C. in a recapitalization transaction. GEEG Holdings, L.L.C. partially financed the recapitalization with $140.0 million of borrowings under a senior credit facility and a $67.5 million senior subordinated loan. In October 2000, GEEG Holdings, L.L.C. acquired CFI Holdings, Inc. and its subsidiary, Consolidated Fabricators, Inc., for $25.2 million.

On May 18, 2001, the Company completed a reorganization, pursuant to which Global Power Equipment Group Inc. became the successor to GEEG Holdings, L.L.C. On May 23, 2001, the Company completed its IPO of 7,350,000 shares of its common stock. As part of the reorganization transaction, the following occurred:

•	GEEG Holdings, L.L.C. declared a distribution on its preferred units in an aggregate amount of $6.3 million, which was equal to the accrued and unpaid dividend on those units, which was paid from the proceeds of the offering;

•	GEEG Holdings, L.L.C. declared a distribution to its members on account of their remaining fiscal year 2001 tax liability, a portion of which was paid during the second fiscal quarter after completion of the IPO. The remaining balance was paid during the fourth fiscal quarter out of available cash; and

•	The holders of common and preferred units of GEEG Holdings, L.L.C. exchanged their units for shares of the Company’s common stock.

In connection with the reorganization and the IPO, the Company refinanced a portion of its outstanding indebtedness. The Company used a portion of the net proceeds from the IPO to repay $27.5 million of its outstanding senior subordinated loan and $85.4 million of the outstanding balance of its outstanding senior term loans under its senior credit facility. The Company refinanced the remaining balance on its senior term loans under its senior credit facility using the proceeds of a term loan under an amended and restated senior credit facility. For additional information, see “Liquidity and Capital Resources” below. This refinancing of the Company’s outstanding indebtedness in May 2001 resulted in an approximate $8.4 million after-tax extraordinary loss from the write-off of deferred financing costs and debt discount, as well as prepayment premiums relating to the prepayment of long-term debt.

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

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to projected total costs of projects, including percentage of completion on contract accounting, warranty and contingency costs and goodwill impairment analyses. Ultimate results could differ from those estimates.

Revenue Recognition - GPEG currently has two segments: Heat Recovery Equipment and Auxiliary Power Equipment. Revenues and cost of sales for our Heat Recovery Equipment segment are recognized on the percentage-of-completion method based on the percentage of actual hours incurred to date in relation to total estimated hours for each contract. Our estimate of the total hours to be incurred at any particular time has a significant impact on the revenue recognized for the respective period. The percentage-of-completion method is only allowed under certain circumstances in which the revenue process is long-term in nature (often in excess of one year), the products sold are highly customized and a process is in place whereby revenues, costs and margins can be accurately estimated. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income, and the effects of such revisions are recognized in the period that the revisions are determined. Under percentage-of-completion accounting, management must also make key judgments in areas such as percent complete, estimates of project costs and margin, estimates of total and remaining project hours and liquidated damages assessments. Any deviations from estimates could have a significant positive or negative impact on the results of operations. A one percent fluctuation of our estimate of percent complete would have increased or decreased 2003 revenues by approximately $1.2 million.

Revenues for our Auxiliary Power Equipment segment are recognized on the completed-contract method due to the short-term nature of the product production period. Under this method, no revenue can be recognized until the contract is complete and the customer takes risk of loss and title. Similar to our Heat Recovery segment, changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to job costs and income amounts that are different than were originally estimated.

During the course of a project or when a project has been completed, management may become aware of circumstances in which it should make provisions for estimated costs. Costs of this nature are common in our industry and inherent in the nature of our business. The Company records the estimated costs in the period in which they are identified. The costs are typically the result of warranty claims, final contract settlements and liquidated damages due to late delivery. Unanticipated cost increases or delays may occur as a result of several factors, including:

•	increases in the cost or shortages of components, materials or labor;

•	unanticipated technical problems;

•	required project modifications not initiated by the customer; and

•	suppliers’ or subcontractors’ failure to perform.

In some cases, cost overruns can be passed on to our customers, which are recognized in the period when agreement is reached with the customers as to the amount of the claims. The agreement may occur after project completion. Cost overruns that we cannot pass on to our customers or the payment of liquidated damages under our contracts will lower our gross profit and resulting operating income.

From time to time, customers have claims against the Company that result in litigation. The Company recognizes these claims as a charge to cost of sales in the period when it is probable they will result in a loss and the amount can be reasonably estimated.

While management has made its best efforts to record known adjustments to revenues and cost of sales for claims, settlements and damages for projects in process, it is possible that there are significant unknown adjustments that will be made in the future for those projects. These adjustments could have a material impact on gross profit percentages and resulting profitability in a given annual or quarterly reporting period.

Nearly all of our contracts are entered into on a fixed-price basis. As a result, we benefit from cost savings, but have limited ability to recover for any cost overruns, except in those contracts where the scope has changed. Contract prices are established based in part on our projected costs, which are subject to a number of assumptions. The costs that we incur in connection with each contract can vary, sometimes substantially, from our original projections. Because of the large scale and long duration of our contracts, unanticipated changes may occur, such as customer budget decisions, design changes, delays in receiving permits and cost increases, which may delay delivery of our products and, in turn, delays revenue recognition.

Warranty- Estimated costs related to product warranty are accrued as revenue is recognized and included in cost of sales. Estimated costs are based upon past warranty claims and sales history. Warranty terms vary by contract but generally provide for a term of three years or less. We manage our exposure to warranty claims by having our field service and quality assurance personnel regularly monitor our projects and maintain ongoing and regular communications with the customer. In 2003, a one percent fluctuation of our warranty expense could increase or decrease cost of goods sold by approximately $70,000. A reconciliation of the changes to our warranty accrual for 2003 and 2002 is as follows (dollars in thousands):

	Fiscal Year 2003	Fiscal Year 2002
Balance at beginning of period	$19,460	$16,489
Changes to previous estimates	(2,559)	(1,157)
Accruals during the period	9,614	10,982
Settlements made (in cash or in kind) during the period	(11,511)	(6,854)

Ending balance	$15,004	$19,460

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

Stock-based Compensation- Stock-based compensation is accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. No compensation expense is recorded for stock options when granted, as option prices have historically been set at the market value of the underlying stock at the date of grant.

Goodwill and Impairment of Long-Lived Assets- We perform annual impairment analyses on our recorded goodwill and long-lived assets whenever events and circumstances indicate that they may be impaired. The analysis includes assumptions related to future revenues, cash flows, and net assets. This analysis is based primarily on assumptions about future events such as revenue and cash flow growth rates, discount rates and terminal value of the Company. Actual deviations from the assumptions used in the analysis could have a significant impact on the estimated fair values calculated. Factors that would cause a more frequent test for impairment include, among other things, a significant negative change in the estimated future cash flows of a reporting unit that has goodwill because of an event or a combination of events. We did not record any impairment provisions upon the adoption of SFAS 142 nor have we recorded any in 2002 or 2003.

Results of Operations

The table below represents the operating results of the Company for the periods indicated (in thousands except per share amounts):

	2003	2002	2001
Revenues	$263,778	$586,805	$723,504
Cost of sales	192,281	455,339	591,958

Gross profit	71,497	131,466	131,546
Selling and administrative expenses	38,083	42,212	40,333
Amortization expense	—	—	1,716

Operating income	33,414	89,254	89,497
Interest expense	1,504	4,210	15,896

Income before income taxes and extraordinary loss	31,910	85,044	73,601
Income tax provision	12,126	33,167	22,905
Income tax benefit from tax status change	—	—	(88,000)

Income before extraordinary loss	19,784	51,877	138,696
Extraordinary loss on debt extinguishment, net of tax	—	—	(18,060)

Net income	19,784	51,877	120,636
Preferred dividend	—	—	(2,947)

Net income available to common stockholders	$19,784	$51,877	$117,689

Per Common Share Data (1):
Earnings per common share:
Basic income per common share
Income before extraordinary item	$0.44	$1.18	$3.46
Extraordinary loss	—	—	(0.46)

Net income available to common shareholders	$0.44	$1.18	$3.00

Diluted income per common share
Income before extraordinary item	$0.43	$1.14	$3.31
Extraordinary loss	—	—	(0.44)

Net income available to common shareholders	$0.43	$1.14	$2.87

Weighted average common shares outstanding:
Basic	44,521	43,959	39,275
Diluted	45,911	45,636	41,011

(1)	Income before extraordinary item per common share is calculated by dividing income before extraordinary loss after adjusting for preferred dividends by the weighted average number of common shares outstanding during each period.

	2003	2002	2001
Net income available to common stockholders	$19,784	$51,877	$117,689
Add (less):
Preferred dividend	—	—	2,947
Extraordinary loss on debt extinguishment, net of tax	—	—	18,060
Income tax benefit from tax status change	—	—	(88,000)
Reduced tax provision due to non-taxable status prior to IPO	—	—	(8,607)
Effect of debt restructuring	—	—	6,394
IPO related compensation charge and other	—	—	804

Adjusted net income available to common stockholders (1)	$19,784	$51,877	$49,287

Diluted adjusted net income per common share (1):
Diluted shares outstanding	45,911	45,636	46,874 (2)

Net income available to common stockholders	$0.43	$1.14	$1.05

(1)	Adjusted net income and diluted adjusted net income per share are not measures of financial performance under generally accepted accounting principles (GAAP). Adjusted net income and diluted adjusted net income per share represent non-GAAP financial measurements of net income and diluted earnings per share by excluding the effects of each of the items set forth in the reconciliation from the Company's reported net income in accordance with GAAP in the table above. Management believes that the exclusion of these items, which represent typically non-recurring and extraordinary items, from reported net income and diluted earnings per share provides useful information to investors and management because it better represents the operating performance of the Company and provides a useful means for evaluating the Company's operating results from year-to-year on a comparable basis. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP.

(2)	Adjusted from actual weighted average shares for 2001 of 41,011 to include all issued and outstanding common stock of 43,953 and 2,921 granted stock options on a non-weighted average basis.

	2003	2002	2001
EBITDA calculation:
Net Income	$19,784	$51,877	$120,636
Add:
Interest expense	1,504	4,210	15,896
Income taxes	12,126	33,167	(65,095)
Depreciation and amortization	3,563	3,682	4,864

EBITDA (1)	36,977	92,936	76,301
Add:
Extraordinary loss on debt extinguishment, net of tax	—	—	18,060

Adjusted EBITDA (2)	$36,977	$92,936	$94,361

(1)	EBITDA, represents income before income taxes plus interest, depreciation and amortization. EBITDA is presented because we believe that it is a useful measure of evaluating our financial performance because of its focus on our results from operations before interest, income taxes, depreciation and amortization. EBITDA is utilized for internal analysis of our operations and of operating subsidiaries. EBITDA is not a measure of financial performance under GAAP and should not be considered in isolation or as an alternative to other financial measures determined under GAAP. However, EBITDA is widely used by investors, financial analysts and rating agencies as an alternative measure of evaluating, comparing and rating operating performance. EBITDA as presented herein may not be comparable to similarly titled measures reported by other companies. A reconciliation of EBITDA to net income available to common shareholders, the most directly comparable GAAP financial measure, as well as additional information concerning EBITDA, is set forth in the table above.

(2)	Adjusted EBITDA is presented to exclude certain extraordinary losses and charges related to one-time transactional events or settlements. Management believes that exclusion of such losses and charges more properly reflects performance of our ongoing operations and provides better comparability among our annual results in connection with our internal analysis of EBITDA as discussed in note (1) above. Adjusted EBITDA may not be comparable to similarly-titled measures reported by other companies. A reconciliation of Adjusted EBITDA to net income available to common shareholders is set forth in the table above.

The Company uses a 52-/53-week fiscal year ending on the last Saturday in December. As a result, references in this report to fiscal year 2003 refers to the fiscal year ended December 27, 2003, fiscal year 2002 refers to the fiscal year ended December 28, 2002, and fiscal year 2001 refers to the fiscal year ended December 29, 2001. The fiscal years 2003, 2002 and 2001 all include 52 weeks.

Fiscal Year 2003 compared to Fiscal Year 2002

Revenues

Revenues decreased 55.0% to $263.8 million for the fiscal year 2003 from $586.8 million for the fiscal year 2002. This decrease is due to a continued decline in new orders for both Heat Recovery and Auxiliary Power equipment, primarily in the United States market. Demand in the gas turbine power generation equipment industry began to decrease during the latter half of 2001, and that trend has continued into 2003. Consequently, the development of domestic gas turbine power plants has slowed considerably beginning in the latter half of 2001. As a result, our revenues in fiscal 2003 are significantly lower than revenues in 2002 due to the downturn in new power plant construction within the United States.

The following table sets forth our segment revenues for fiscal years 2003 and 2002 (dollars in thousands):

	Revenues		Percentage Change
	Fiscal Year 2003	Fiscal Year 2002
Heat recovery equipment segment:
HRSGs	$86,667	$231,019	-62.5%
Specialty boilers	33,226	77,609	-57.2%

Total segment revenues	$119,893	$308,628	-61.2%

Auxiliary power equipment segment:
Exhaust systems	$48,463	$67,375	-28.1%
Inlet systems	58,897	134,153	-56.1%
Other	36,525	76,649	-52.3%

Total segment revenues	$143,885	$278,177	-48.3%

Total revenues	$263,778	$586,805	-55.0%

The Heat Recovery Equipment segment revenues decreased 61.2% to $119.9 million for the fiscal year 2003. Revenues for HRSGs decreased 62.5% to $86.7 million. The volume and size of orders booked into backlog decreased dramatically during 2002 and 2003, which results in lower revenues in the following periods. Revenues for specialty boilers decreased by 57.2% to $33.2 million. This decrease was due in part to a lower level of revenues for selective catalytic reduction (SCR) units. The large decrease in SCR units was expected, and is due to one-time environmental compliance-related investments made in the U.S which were largely completed in 2001 and 2002.

The Auxiliary Power Equipment segment revenues decreased 48.3% to $143.9 million for fiscal year 2003. Revenues for exhaust systems decreased by 28.1% to $48.5 million. This decline is primarily due the downturn of the domestic power market resulting in a significantly lower level of orders. Revenues for inlet systems and other equipment decreased by 56.1% to $58.9 million and 52.3% to $36.5 million, respectively. The significant decrease is also due to a significantly lower level of domestic orders booked during 2002 and 2003.

The demand for our products and services depends, to a significant degree, on the continued construction of gas turbine power generation plants. In fiscal year 2003, approximately 87% of our revenues were from sales of equipment and provision of services for gas turbine power plants. The power generation equipment industry has experienced cyclical periods of growth or decline. In periods of decreased demand for new gas turbine power plants or difficulty in raising capital to finance new power plants, our customers may be more likely to decrease expenditures on the types of products and systems that we supply and, as a result, our revenues may decrease. In addition, the gas turbine power industry depends on natural gas. A rise in the price or shortage of natural gas could affect the profitability or operations of gas turbine power plants, which could adversely affect our future revenues. Liquidity concerns in 2002 and continuing into 2003 in the merchant power production sector have reduced the availability of financing for power plant development in the United States and have caused the market for our products to decline. While it is believed that the long-term need for gas fired power plants on a world-wide basis is substantial, lower demand in the United States during 2002 and 2003, has negatively impacted our bookings and revenue. We anticipate that demand for new power plants outside of the United States will continue to provide a good market for our products.

The following table presents our revenues by geographic region (dollars in thousands):

	Fiscal Year 2003		Fiscal Year 2002		Percent Revenue Change
	Revenue	Percent of Total	Revenue	Percent of Total
North America	$180.8	68.5%	$483.5	82.4%	-62.6%
South America	1.4	0.5%	8.8	1.5%	-84.1%
Europe	39.0	14.8%	48.5	8.3%	-19.6%
Asia	17.7	6.7%	30.8	5.2%	-42.5%
Other	24.9	9.5%	15.2	2.6%	63.8%

Total	$263.8	100.0%	$586.8	100.0%	-55.0%

Revenues in North America comprised 68.5% of our revenues for fiscal year 2003 and 82.4% for fiscal year 2002. Revenues in North America decreased 62.6% to $180.8 million for fiscal year 2003, primarily as a result of a significant decrease in the volume of products sold. This volume decrease was caused primarily by the decrease in the development of gas turbine power plants in the U.S. gas turbine power generation equipment industry beginning in the latter half of 2001 and continuing into 2003. A number of factors have contributed to this situation such as debt and liquidity issues of several merchant power producing companies. While it is believed that the long-term need for power plants on a world-wide basis is substantial, the current demand, in the United States, has slowed considerably.

Revenues in Asia decreased 42.5% for fiscal year 2003 to $17.7 million. However, the Company continues to believe Asia represents a growth opportunity and will account for an increasingly larger proportion of the Company’s revenues over the next several years. For 2003, delays in booking new business in Asia has impacted revenues. While the outbreak of Severe Acute Respiratory Syndrome (SARS) is not currently a significant factor, delays for other components on certain Asia projects from other vendors has impacted the timing of recording bookings and corresponding revenue. Revenues in Europe decreased by 19.6% to $39.0 million primarily as a result of a significant decrease in the volume of products sold.

Other revenues increased to $24.9 million for fiscal year 2003 primarily as a result of an increase in the number of projects in the Middle East.

Gross Profit

Gross Profit decreased 46% to $71.5 million for fiscal year 2003 from $131.4 million for fiscal year 2002. While total revenues decreased approximately 55%, the gross profit as a percentage of revenue increased by 4.7%. The 2003 gross profit as a percentage of revenue benefited primarily from lower production costs by shifting fabrication to lower cost sources as well as improved product mix within the two operating segments. Additionally, the 2003 gross profit as a percentage of revenue benefited by approximately $7.4 million, or 2.8%, from actual project costs being lower than originally estimated and recorded on prior year projects due to the favorable outcome of backcharges, claims and other various contingencies. However, this benefit was partially offset by overhead charges (including severance pay and other underutilized plant costs) of approximately $6.1 million or (2.3%) as a result of significant reduction of manufacturing in our Clinton, South Carolina, Tulsa, Oklahoma and Toluca, Mexico plants. We currently expect our gross margin to range between 18.5% and 19.5% for fiscal 2004.

Throughout a project’s life cycle, gross profit percentages are continually monitored and, as actual project costs are incurred and other unforeseen events occur, our cost estimates and corresponding margins and revenues will continue to be positively and negatively impacted. We believe the underlying project gross margins at December 27, 2003 are appropriate based on information currently available.

As a result of our focus to shift our manufacturing capacity to lower cost sources, in March 2002, management approved and executed a plan to shut down our facility in Fort Smith, Arkansas, effective April 30, 2002. The assets, which were included in our Auxiliary Power Equipment segment, have been disposed. Additionally, in connection with the lay offs of the employees, the Auxiliary Power Equipment segment recorded $875,000 of severance costs (included as a component of cost of goods sold), related to the elimination of approximately 100 employee positions at the Fort Smith plant, during the first quarter of 2002. All severance costs were paid in 2002.

Selling and Administrative Expenses

Selling and administrative expenses decreased 9.8% to $38.1 million for fiscal year 2003 from $42.2 million for fiscal year 2002. Not including approximately $1.0 million of costs incurred related to our strategic acquisition efforts incurred in fiscal year 2003, selling and administrative costs decreased approximately $5.1 million. This decrease is due to decreases in sales and administrative personnel occurring in the latter part of 2002 as well as other cost savings measures implemented in response to the downturn in the U.S. power market. Excluding fourth quarter restructuring costs of $3.4 million, selling and administrative expenses were $34.7 million for 2003.

As a percentage of revenues, selling and administrative expenses increased to 14.4% for fiscal year 2003 from 7.2% for the comparable period of fiscal year 2002 as a result of our decreasing revenues and as a result of the previously detailed restructuring costs incurred in the fourth quarter of 2003.

Operating Income

Operating income decreased to $33.4 million for fiscal year 2003 from $89.3 million in fiscal year 2002. The decrease in revenues and associated gross profit were the main contributors to this decrease.

Interest Expense

Interest expense decreased to $1.5 million for fiscal year 2003 from $4.2 million for fiscal year 2002. This decrease is due primarily to voluntary principal payments that reduced total debt by $35.1 million during 2003. Additionally, our borrowing rate has decreased by approximately 100 basis points due to general market interest rate reductions. At December 27, 2003, our term debt bore interest at an average rate of 2.46%.

Income Taxes

The Company is currently reflecting a 38% effective tax rate in the 2003 tax provision compared to the 39% effective tax rate used in fiscal years 2002 and 2001. The decrease is due to the lower marginal tax rate at lower income levels. Our continued amortization of goodwill, for income tax reporting purposes, will allow us to reduce cash paid for future taxes by approximately $5.6 million annually, but will not reduce future income tax expense. We did not have any net operating loss carryforwards at December 27, 2003.

Backlog

Backlog decreased to approximately $178.5 million at December 27, 2003, compared to $275.1 million at December 28, 2002. Based on current production and delivery schedules, we believe that up to approximately $161 million, or 90%, of our backlog at December 27, 2003, will be recognized as a portion of our revenues during the next 12 months. Our backlog consists of firm orders from our customers for projects in progress. Bookings of projects can only be reflected in the backlog when the customers have made a firm commitment. Backlog may vary significantly quarter to quarter due to the timing of customer commitments. During fiscal year 2003, we removed bookings of approximately $35 million, with less than $1 million removed in the fourth quarter. Cancellation fees and revenue recognition have normally exceeded our out-of-pocket costs on the projects removed.

Fiscal Year 2002 compared to Fiscal Year 2001

Revenues

Revenues decreased 18.9% to $586.8 million for fiscal year 2002 from $723.5 million for fiscal year 2001. This decrease was primarily the result of a decline in new orders for HRSGs and exhaust systems beginning in the second half of 2001 and continuing through 2002. A significant increase in the volume of inlet systems shipped partially offset this reduction in HRSGs and exhaust system revenue. The development of gas turbine power plants increased substantially with new order growth during 2000 and through the first half of 2001 but has slowed considerably since. As the number of projects grew, our bookings and backlog increased significantly with our backlog peaking at the end of our third quarter of 2001. We continued to work off our substantial backlog accumulated in 2001 through fiscal year 2002.

The following table sets forth our segment revenues for fiscal year 2002 and fiscal year 2001 (dollars in thousands):

	Fiscal Year 2002	Fiscal Year 2001	Percentage Change
Heat recovery equipment segment:
HRSGs	$231,019	$324,211	-28.7%
Specialty boilers	77,609	118,108	-34.3%

Total segment revenues	$308,628	$442,319	-30.2%

Auxiliary power equipment segment:
Exhaust systems	$67,375	$123,919	-45.6%
Inlet systems	134,153	86,798	54.6%
Other	76,649	70,468	8.8%

Total segment revenues	$278,177	$281,185	-1.1%

Total revenues	$586,805	$723,504	-18.9%

The heat recovery equipment segment revenues decreased 30.2% to $308.6 million for fiscal year 2002. Revenues for HRSGs decreased 28.7% to $231.0 million. Our revenue decreased over the prior year as the order activity for HRSGs slowed considerably compared to the same period last year. Revenues for specialty boilers decreased by 34.3% to $77.6 million. This decrease was due primarily to a lower level of revenue recognized for selective catalytic reduction (SCR) units in 2002 versus 2001. The large decrease in SCR units was expected, and is due to one-time environmental compliance-related investments made in the U.S. which were largely completed in 2001 and 2002.

The auxiliary power equipment segment revenues decreased 1.1% to $278.2 million for fiscal year 2002. Revenues for exhaust systems decreased by 45.6 % to $67.4 million. This decline was primarily the result of more plants being constructed as combined-cycle units which require less exhaust equipment and more HRSG equipment. Revenues for inlet systems increased by 54.6% to $134.2 million. The significant increase for fiscal year 2002 reflected our expansion of our inlet fabrication in Mexico, South Asia and Eastern Europe, which allowed us to become more competitive and improve our market share for these products. Revenues for other equipment increased by 8.8% to $76.6 million, driven by a higher volume of orders in the retrofit equipment portion of this category.

The following table presents our revenues by geographic region (dollars in millions):

	Fiscal Year 2002		Fiscal Year 2001		Percent Revenue Change
	Revenue	Percent of Total	Revenue	Percent of Total
North America	$483.5	82.4%	$669.2	92.5%	-27.7%
South America	8.8	1.5%	16.5	2.3%	-46.7%
Europe	48.5	8.3%	13.8	1.9%	251.4%
Asia	30.8	5.2%	6.5	0.9%	373.8%
Other	15.2	2.6%	17.5	2.4%	-13.1%

Total	$586.8	100.0%	$723.5	100.0%	-18.9%

Revenues in North America comprised 82.4% of our revenues for fiscal year 2002 and 92.5% for fiscal year 2001. Revenues in North America decreased 27.8% to $483.5 million for fiscal year 2002, primarily as a result of continued softening in the volume of products sold. This volume decrease was caused primarily by the overall decrease in demand experienced in the U.S. gas turbine power generation equipment industry during the latter half of 2001 and continuing through 2002. This decrease in demand for our products reflected various issues such as liquidity problems at several companies in the power plant development industry as well as reduced growth rates and forecasted power generation needs in the United States.

Revenues in Europe and Asia increased by 251.4% and 373.8%, respectively, for fiscal year 2002. This demonstrated an increased proportion of our business beginning to shift outside of North America. The Company believes Asia will account for an increasingly larger proportion of the Company’s revenues over the next several years that will partially offset the expected decline in U.S. sales. More specifically, we took some deliberate steps in 2002 to address the market opportunities for gas turbine generating capacity additions in China. We formed a joint venture operating company with Nanjing Boiler Works, established a local subsidiary to conduct business under the Global Power Equipment Group Inc. name, and expanded our local manufacturing relationships in China in order to capitalize on sales opportunities with existing OEM customers and prospective customers in China.

Gross Profit

Gross profit decreased 0.1% to $131.4 million for fiscal year 2002 from $131.5 million for fiscal year 2001. While total revenues decreased approximately 18.9%, gross profit remained virtually unchanged due to an improvement in our gross profit as a percentage of revenues from 18.2% in fiscal year 2001 to 22.4% in fiscal year 2002. The continued benefit of concentrating increased production in lower cost sources, as well as improved product quality substantially reduced rework costs and, to a lesser degree, a change in the product mix within our two operating segments lowered product costs.

During the first quarter of fiscal year 2002, we informed the workforce at our Ft. Smith, Arkansas plant that we would close that facility permanently effective April 30, 2002. The decision was based entirely on the cost structure of that facility. We had already secured replacement capacity to offset that closure in other lower-cost locations around the globe. The Auxiliary Power Equipment segment recorded $875,000 of severance costs related to the elimination of approximately 100 employee positions at the Fort Smith plant during the first quarter of 2002. We scaled back operations at other locations in our efforts to continually seek to further our use of low-cost subcontractor fabrication as well as manage our costs due to the downturn in the U.S. market. Additional workforce reductions in the Auxiliary Power Equipment segment either through lay-offs or attrition were 199 employees, with severance costs of $125,000. The Heat Recovery Equipment segment reductions totaled 213 employees, with total severance costs of $340,000.

Selling and Administrative Expenses

Selling and administrative expenses increased 4.7% to $42.2 million for fiscal year 2002 from $40.3 million for fiscal year 2001. Of this increase, costs related to our strategic acquisition efforts accounted for approximately $1.7 million. Cost savings due to decreases in sales and administrative personnel completed late in 2002 were offset by severance payments. These cost savings were reflected in our 2003 results. As a percentage of revenues, selling and administrative expenses increased to 7.2% for fiscal year 2002 from 5.6% for the comparable prior period.

Amortization Expense

There was no amortization expense in fiscal year 2002 compared to $1.7 million in fiscal year 2001 due to the adoption of SFAS 142 at the beginning of fiscal year 2002.

Operating Income

Operating income decreased to $89.3 million for fiscal year 2002 from $89.5 million in fiscal year 2001. Improvement in our gross profit as a percentage of revenues offset the decrease in revenues from fiscal year 2001 to 2002. Another positive contribution to the fiscal year 2002 operating income was the elimination of approximately $1.7 million of amortization expense due to the adoption of SFAS 142.

Interest Expense

Interest expense decreased to $4.2 million for fiscal year 2002 from $15.9 million for fiscal year 2001. This decrease was due to a reduction of debt of nearly $160 million paid off with proceeds from our 2001 IPO as well as funds provided from operations. During 2002, we made mandatory principal payments and voluntary prepayments totaling $45.5 million, including a net reduction of $8.5 million to our revolving credit facility. Additionally, our borrowing interest rate decreased by approximately 400 basis points due to general market interest rate reductions and our new credit facilities.

Income Taxes

GEEG Holdings, L.L.C. and its primary operating subsidiaries were limited liability companies prior to the reorganization, and were treated as partnerships for income tax purposes. As a result, no income tax provision was made with respect to these entities for periods prior to May 18, 2001. However, because some of GEEG Holdings, L.L.C.’s subsidiaries are corporations, our historical consolidated financial statements reflected a small income tax provision (benefit) for those prior periods.

As a result of the reorganization transaction, we became subject to corporate federal and state income taxes beginning on May 18, 2001. Also, as a result of the change in our tax status in connection with the reorganization, we recorded an income tax benefit and related deferred tax asset of $88.0 million, which primarily represents the excess tax basis over book basis related to the August 2000 recapitalization. The reduction of the deferred tax asset related to the amortization of goodwill resulting from the August 2000 recapitalization allowed us to reduce cash paid for future taxes by approximately $5.6 million annually, but will not reduce future income tax expense. For informational purposes, our consolidated statement of income for the period prior to May 18, 2001 include pro forma income on an after-tax basis assuming we had been taxed as a corporation since December 27, 1998. We did not have any net operating loss carryforwards at December 28, 2002. The Company reflected a 39.0% effective tax rate in the tax provision for fiscal year 2002.

Backlog

Backlog decreased to $275.1 million at December 28, 2002 compared to $556.8 million at December 29, 2001. This was mainly the result of a lower level of orders for the United States market.

Liquidity and Capital Resources

Our primary sources of cash are net cash flow from operations and borrowings under our credit facilities. Our primary uses of this cash are principal and interest payments on indebtedness, capital expenditures and general corporate purposes.

Operating Activities

Net cash provided by operations decreased to $24.4 million for fiscal year 2003 from $103.1 million for fiscal year 2002. Lower earnings was the primary reason for this decrease. The other primary component of the decrease was the increase in working capital resulting from the timing of billings to and receipts from customers.

Net cash provided by operations increased 759.2% to $103.1 million for fiscal year 2002 from $12.0 million for fiscal year 2001. The increase in net operating cash flow was due to a large decrease in working capital primarily caused by fluctuations in the timing of billings to customers and the receipt of payments. Large progress billings to customers for three large Heat Recovery projects during the first three months of 2002 were collected early in the second quarter and contributed $69 million to this decrease in working capital. These projects comprised a significant portion of the fabrication schedule for the third and fourth quarters of 2001, and were part of an advantageous multiple unit arrangement with progress billings less favorable than our normal terms. Planned fluctuations in our cash requirements for projects such as these will occur from time to time. Our $75 million revolving credit facility is available to accommodate these fluctuations. At the end of fiscal year 2002, we had not utilized the revolver to finance our working capital needs, leaving an available balance of $31.8 million, after taking into account outstanding letters of credit of $43.2 million.

Investing Activities

Net cash provided by investing activities increased to $0.2 million for fiscal year 2003 from $2.7 million used for investing activities for fiscal year 2002 due to our decrease in capital expenditures and proceeds from the sale of Ft. Smith assets during 2003. Net cash used for investing activities decreased to $2.7 million for fiscal year 2002 from $11.6 million for fiscal year 2001. In fiscal year 2001 the cash was primarily used for the January 2001 acquisition of a manufacturing facility in Mexico.

Financing Activities

Net cash used by financing activities was $34.7 million in fiscal year 2003 compared to $45.5 million in fiscal year 2002. Long-term debt payments of $35.1 million and proceeds of $0.4 million from the issuance of common stock comprise the activity for 2003. Activity in 2002 consists of net payments on our revolving credit facility of $8.5 million as well as payments on our term debt of $37.0 million. The net impact of the IPO and related financing of our bank credit facilities, as described in “Item 7. Historical Overview”, accounted for the major portion of the 2001 activity.

The Company used a portion of the net proceeds of the 2001 IPO to (i) repay approximately $86.3 million of its outstanding indebtedness under the senior credit facility, including accrued and unpaid interest of $0.9 million, (ii) repay $27.5 million of its senior subordinated loan, plus accrued and unpaid interest, and (iii) pay related prepayment premiums, fees and expenses that amounted to an $8.4 million after-tax extraordinary loss. The Company extinguished the remaining borrowings under the senior credit facility outstanding after the application of the net proceeds of the IPO by using the proceeds of new loans under an amended and restated senior credit facility described below.

In connection with the completion of the IPO on May 23, 2001, the Company entered into an amended and restated senior credit facility from a syndicate of lenders. The amended and restated senior credit facility provided for term loans of up to $60.0 million and a revolving credit facility of up to $75.0 million. The amended and restated senior credit facility was further amended on June 15, 2001 to provide for term loans of up to $95.0 million. Outstanding loans under the amended and restated senior credit facility mature in May 2005. During June 2001, the Company utilized $60.0 million of term loans to pay remaining borrowings under the old senior credit facility and $35.0 million of term loans and $15.0 million under the revolving facility to pay off the remaining $40.0 million senior subordinated loan outstanding and accrued interest and prepayment penalties. As a result of this debt extinguishment, the Company recorded an additional $9.7 million after-tax extraordinary loss.

At December 27, 2003, the Company had $24.9 million outstanding under the term loan and had no borrowings outstanding under the revolver. Letters of credit totaling $31.0 million were issued and outstanding at the end of 2003.

At the Company’s option, amounts borrowed under the amended and restated senior credit facility will bear interest at either the Eurodollar rate or an alternate base rate, plus, in each case, an applicable margin. The applicable margin will range from 1.0% to 2.25% in the case of a Eurodollar based loan and from 0% to 1.25% in the case of a base rate loan, in each case, based on a leverage ratio. At December 27, 2003 the term debt of $24.9 million bore interest at an average rate of 2.46%.

The Company’s amended and restated senior credit facility:

•	is guaranteed by all of its domestic subsidiaries;

•	is secured by a lien on all its domestic subsidiaries’ property and assets, including, without limitation, a pledge of all capital stock owned by it and its domestic subsidiaries, subject to a limitation of 65% of the voting stock of any foreign subsidiary;

•	requires the Company to maintain minimum interest and fixed charge coverage ratios and limit its maximum leverage; and

•	among other things, restricts the Company’s ability to (1) incur additional indebtedness, (2) sell assets other than in the ordinary course of business, (3) pay dividends in excess of 25% of its cumulative net income from January 1, 2001 through the most recent fiscal quarter end, subject to leverage and liquidity thresholds and other customary restrictions, (4) make capital expenditures in excess of $13 million in fiscal year 2001 or $10 million in any fiscal year, thereafter, with adjustments for carry-overs from the previous year, (5) make investments and acquisitions and (6) enter into mergers, consolidations or similar transactions.

As of December 27, 2003, and through the release of this Form 10-K, we are not in default on any of the aforementioned covenants. However, because our financial performance is impacted by various economic, financial, and industry factors, we cannot say with certainty whether we will satisfy these covenants in the future. Noncompliance with these covenants would constitute an event of default, allowing the lenders to accelerate the repayment of any borrowings outstanding under the related amended and restated senior credit facility. While no assurances can be given, we believe that we would be able to successfully negotiate amended covenants or obtain waivers if an event of default were imminent; however, we might be required to make certain financial concessions. Our business, results of operations and financial condition may be adversely affected if we were unable to successfully negotiate amended covenants or obtain waivers on acceptable terms.

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

Cash Obligations

Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our amended and restated senior credit facility, our agreement with Harvest Partners, Inc. (Harvest), the 2003 management restructuring plan (including retirement and severance benefits and consulting fees) and rent payments required under operating lease agreements.

The following table summarizes our fixed cash obligations as of December 27, 2003 over various future periods (dollars in thousands):

	Payments Due by Period
Contractual Cash Obligations	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years		Total
Long-term debt	$14	$24,949	$—	$—		$24,963
Restructuring costs	2,047	731	—	3,550	(1)	6,328
Operating leases	2,215	3,238	2,803	2,936		11,192

Total contractual cash obligations	$4,276	$28,918	$2,803	$6,486		$42,483

(1)	Represents amount due to the Company’s CEO in a year subsequent to 2003 in which he resigns, which resignation will result in retirement benefits payments in the year of resignation and consulting fees in the 12-month period following the resignation.

In addition to the contractual cash obligations in the table above, we are contractually committed to annual payments of certain fees for financial advisory and strategic planning services to Harvest of $1.3 million per year, under a management agreement with Harvest. The terms of the management agreement provide for automatic renewals of additional one-year periods commencing each August unless terminated for cause or by Harvest. During any subsequent renewal period of the management agreement the management fee will decrease to $750,000 per year if the affiliates of Harvest sell more than 50% of the shares of the Company’s common stock they owned at the time of the Company’s initial public offering on May 23, 2001. The management fee will be eliminated and the management agreement will terminate, if in any subsequent renewal period the affiliates of Harvest sell more than 66.6% of the shares of the Company’s common stock they owned on May 23, 2001.

While estimated costs related to product warranty are accrued as revenue is recognized, the actual cash payments for warranty claims can vary widely from year to year. A reconciliation of the changes to our warranty liability for 2003 and 2002 is located in the Critical Accounting Policies section of this form 10-K.

The Company has various future obligations in connection with its 2003 management restructuring plan. A full discussion of the management restructuring plan is located in the Overview section of “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.”

At December 27, 2003 we had a contingent liability for stand-by letters of credit totaling $31.0 million that have been issued and are outstanding that generally were issued to secure performance on customer contracts. Currently, there are no amounts drawn upon these letters of credit.

At December 27, 2003, the Company had available cash on hand of approximately $51.3 million and approximately $44.0 million of available capacity under its revolving credit facility. The Company anticipates that it will generate sufficient cash flows from operations to satisfy its cash commitments and capital requirements for fiscal year 2004, however, it may utilize borrowings under the revolving credit facility to supplement its cash requirements from time to time. The Company estimates that capital expenditures in fiscal year 2004 will be approximately $1.0 million. The amount of cash flows generated from operations is subject to a number of risks and uncertainties, including the continued construction of gas turbine power generation plants as well as other risks described under “Item 1. Business- Risk Factors” in this Form 10-K. In fiscal 2004, the Company may actively seek and consider acquisitions of or investments in complementary businesses, products or services. The consummation of any acquisition using cash will affect the Company’s liquidity.

Related Parties

Affiliates of Harvest are our largest stockholders. In addition, two of the directors that serve on our board are both general partners of Harvest. During fiscal year 2003 and 2002, we incurred consulting expenses from Harvest in the amounts of $1.3 million each year. In 2001, we paid them $1.0 million in regular consulting expenses and an additional $0.5 million for assistance in obtaining the amended and restated senior credit facility following the close of our IPO. Under a management agreement with Harvest we are contractually committed to annual payments of certain fees for financial advisory and strategic planning services to Harvest of $1.3 million per year. The terms of the management agreement provide for automatic renewals of additional one-year periods commencing each August unless terminated for cause or by Harvest. During any subsequent renewal period of the management agreement the management fee will decrease to $750,000 per year if the affiliates of Harvest sell more than 50% of the shares of the Company’s common stock they owned at the time of the Company’s initial public offering on May 23, 2001. The management fee will be eliminated and the management agreement will terminate, if in any subsequent renewal period the affiliates of Harvest sell more than 66.6% of the shares of the Company’s common stock they owned on May 23, 2001.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FIN 46, “Consolidation of Variable Interest Entities.” This is an interpretation of ARB No. 51 “Consolidation of Financial Statements,” which addresses the consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling interest. In December 2003, the FASB issued a revision of FIN 46 (FIN 46R), which clarified certain complexities of FIN 46 and generally requires adoption of all special-purpose entities that qualify as variable interest entities no later than the end of the first reporting period ending after December 15, 2003 and to all non special-purpose entities that qualify as variable interest entities no later than the end of the first reporting period ending after March 15, 2004. At December 27, 2003, the Company did not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46 or FIN 46R.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks. Market risk is the potential loss arising from adverse changes in market prices and interest and foreign currency rates. We do not enter into derivative or other financial instruments for speculative purposes. Our market risk could arise from changes in the credit worthiness of customers, interest rates and foreign currency exchange.

Credit Risks

Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. Given the nature of our business, we typically have significant amounts due from a relatively low number of customers. At December 27, 2003, 42% of our trade receivables were due from three customers. In order to reduce our risk of non-collection, we perform extensive credit investigation of all new customers.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates. Assuming our current level of borrowings, a 100 basis point increase in interest rates under these borrowings would have increased our interest expense for 2003 by approximately $0.3 million. However, under the terms of our amended and restated senior credit facility, we are allowed to lock into interest rates for a period of up to twelve months on our long-term debt. In January 2003, we entered into fixed rate agreements yielding an average rate of 2.46% with varying maturity dates extending as long as one year on all of our outstanding long-term debt as of the end of fiscal year 2003.

During 2001, we managed our exposure to interest rate fluctuations on our variable rate debt through the use of an interest rate collar agreement with a notional amount of $77.1 million until July 2001, when the collar agreement was terminated. With the rapid decreases in interest rates through the first seven months of 2001, the obligation under the collar increased to approximately $1.9 million. In July 2001, we decided to terminate the collar agreement, rather than incur further costs related to reductions in interest rates going forward. As a result, the Company recorded a $1.4 million charge in 2001 through interest expense for the cash flow hedge designated to the outstanding debt repaid in the second quarter. In addition, the Company recognized a $0.5 million charge through interest expense for the mark-to-market loss of the interest rate collar not considered a cash flow hedge in the third quarter.

Foreign Currency Exchange Risk

Portions of our operations are located in foreign jurisdictions including Europe, Mexico and China. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. In addition, sales of products and services are affected by the value of the United States dollar relative to other currencies. Changes in currency rates may affect our cost of materials or labor purchased in foreign countries. We attempt to manage portions of our foreign currency exposure through denomination of cash receipts and cash disbursements in the same currency. Periodically, we manage our foreign currency exposure through the use of foreign currency forward exchange agreements. Forward agreements totaling $1.4 million were in place at December 27, 2003 with varying amounts due through May 2004. Currently, the Company recognizes changes in the fair values of the forward agreements through earnings. The fair value of unrealized gains on the forward agreements of approximately $0.1 million at December 27, 2003 are included in earnings.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GLOBAL POWER EQUIPMENT GROUP INC.

Report of Independent Auditors

To the Shareholders and Board of Directors of Global Power Equipment Group Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Global Power Equipment Group Inc. and its subsidiaries at December 27, 2003 and December 28, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 27, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The consolidated financial statements of Global Power Equipment Group Inc. for the period ended December 29, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 15, 2002.

As discussed in Notes 2 and 5 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets” on December 30, 2001.

As discussed above, the consolidated financial statements of Global Power Equipment Group Inc. for the period ended December 29, 2001, were audited by other independent accountants who have ceased operations. As described in Notes 2 and 5, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company as of December 30, 2001. We audited the transitional disclosures described in Notes 2 and 5. In our opinion, the transitional disclosures for December 29, 2001 in Notes 2 and 5 are appropriate. However, we were not engaged to audit, review, or apply procedures to the December 29, 2001 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the December 29, 2001 consolidated financial statements taken as a whole.

/s/ PricewaterhouseCoopers LLP

February 13, 2004

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Global Power Equipment Group Inc.’s filing on Form 10-K for the fiscal year ended December 29, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K for the fiscal year ended December 27, 2003.

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

/s/ ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,

February 15, 2002

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 27, 2003	December 28, 2002

ASSETS
Current assets:
Cash and cash equivalents	$51,315	$59,042
Accounts receivable, net of allowance of $1,325 and $1,775	42,582	82,844
Inventories	3,013	4,403
Costs and estimated earnings in excess of billings	40,706	62,289
Deferred income taxes	17,315	22,385
Other current assets	3,983	2,082

Total current assets	158,914	233,045
Property, plant and equipment, net	20,740	25,469
Deferred income taxes	55,094	64,803
Goodwill	45,000	45,000
Other assets	1,248	1,387

Total assets	$280,996	$369,704

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$14	$5,423
Accounts payable	18,974	29,773
Accrued compensation and employee benefits	7,285	9,301
Accrued warranty	15,004	19,460
Billings in excess of costs and estimated earnings	53,293	107,242
Accrued income taxes	—	9,471
Other current liabilities	5,203	4,417

Total current liabilities	99,773	185,087
Other long-term liabilities	1,888	—
Long-term debt, net of current maturities	24,949	54,650
Commitments and contingencies (Notes 7 and 11)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 45,207,930 and 43,976,679 shares issued and outstanding for 2003 and 2002	452	440
Paid-in capital deficit	(25,492)	(28,321)
Accumulated comprehensive income	2,616	822
Retained earnings	176,810	157,026

Total stockholders’ equity	154,386	129,967

Total liabilities and stockholders’ equity	$280,996	$369,704

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	For the Year Ended December 27, 2003	For the Year Ended December 28, 2002	For the Year Ended December 29, 2001
Revenues	$263,778	$586,805	$723,504
Cost of sales	192,281	455,339	591,958

Gross profit	71,497	131,466	131,546
Selling and administrative expenses	38,083	42,212	40,333
Amortization expense	—	—	1,716

Operating income	33,414	89,254	89,497
Interest expense	1,504	4,210	15,896

Income before income taxes and extraordinary loss	31,910	85,044	73,601
Income tax provision	12,126	33,167	22,905
Income tax benefit from tax status change	—	—	(88,000)

Income before extraordinary loss	19,784	51,877	138,696
Extraordinary loss on debt extinguishment, net of tax	—	—	(18,060)

Net income	19,784	51,877	120,636
Preferred dividend	—	—	(2,947)

Net income available to common stockholders	$19,784	$51,877	$117,689

Earnings per weighted average common share:
Basic:
Income before extraordinary loss	$0.44	$1.18	$3.46
Extraordinary loss	—	—	(0.46)

Net income available to common stockholders	$0.44	$1.18	$3.00

Weighted average number of shares of common stock outstanding-basic	44,521	43,959	39,275

Diluted:
Income before extraordinary loss	$0.43	$1.14	$3.31
Extraordinary loss	—	—	(0.44)

Net income available to common stockholders	$0.43	$1.14	$2.87

Weighted average number of shares of common stock outstanding-diluted	45,911	45,636	41,011

Unaudited pro forma amounts to reflect pro forma income taxes and adjustment of tax benefit from tax status change (Note 2)
Income before income taxes and extraordinary loss			$73,601
Income tax provision			28,704

Income before income tax benefit from tax status change and extraordinary loss			$44,897

Income per common share before extraordinary loss:
Basic income per common share			$1.14
Diluted income per common share			1.09

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Year Ended December 27, 2003	For the Year Ended December 28, 2002	For the Year Ended December 29, 2001
Net income	$19,784	$51,877	$120,636
Foreign currency translation adjustments	1,794	902	(23)

Comprehensive income	$21,578	$52,779	$120,613

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except unit and share amounts)

	Mandatorily redeemable preferred units		Common units		Common Stock		Paid-in Capital Deficit	Retained earnings	Undistributed earnings (deficit)	Accumulated other comprehensive income (loss)	Total
			Series A		Shares	Amount
	Number of Units	Amount	Number of Units	Amount
Balance, December 30, 2000	1,008,968	$98,912	1,122,280	$10,686	—	$—	$—	$—	$(267,111)	$(57)	$(157,570)
Preferred dividend	—	2,947	—	—	—	—	—	—	(2,947)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	841	52	—	893
Preferred distribution	—	(6,334)	—	—	—	—	—	—	—	—	(6,334)
Tax distributions	—	—	—	—	—	—	—	—	(11,665)	—	(11,665)
Exchange of membership units for common shares (Note 3)	(1,008,968)	(95,525)	(1,122,280)	(10,686)	36,603,340	366	105,845	—	—	—	—
Effect of reorganization (Note 3)	—	—	—	—	—	—	(265,343)	—	265,343	—	—
Issuance of common stock	—	—	—	—	7,350,000	74	131,169	—	—	—	131,243
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(23)	(23)
Net income	—	—	—	—	—	—	—	104,308	16,328	—	120,636

Balance, December 29, 2001	—	—	—	—	43,953,340	440	(28,329)	105,149	—	(80)	77,180
Exercise of options	—	—	—	—	23,339	—	8	—	—	—	8
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	902	902
Net income	—	—	—	—	—	—	—	51,877	—	—	51,877

Balance, December 28, 2002	—	—	—	—	43,976,679	440	(28,321)	157,026	—	822	129,967
Exercise of options	—	—	—	—	1,231,251	12	431	—	—	—	443
Tax benefit on exercise of stock options	—	—	—	—	—	—	2,393	—	—	—	2,393
Stock-based compensation	—	—	—	—	—	—	5	—	—	—	5
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,794	1,794
Net income	—	—	—	—	—	—	—	19,784	—	—	19,784

Balance, December 27, 2003	—	$—	—	$—	45,207,930	$452	$(25,492)	$176,810	$—	$2,616	$154,386

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 27, 2003	For the Year Ended December 28, 2002	For the Year Ended December 29, 2001
Operating activities:
Net income	$19,784	$51,877	$120,636
Adjustments to reconcile net income to net cash provided by operating activities-
Extraordinary loss	—	—	18,060
Income tax benefit from tax status change	—	—	(88,000)
Depreciation and amortization	4,202	4,625	6,684
Deferred income taxes	11,464	3,334	(1,799)
Loss on disposal of equipment	402	494	—
Changes in operating items (Note 12)	(13,364)	42,758	(43,563)
Other long-term liabilities	1,888	—	—
Stock-based compensation	5	—	—

Net cash provided by operating activities	24,381	103,088	12,018

Investing activities:
Proceeds from sale of equipment	606	208	—
Purchases of property, plant, and equipment	(411)	(2,869)	(11,559)

Net cash provided by (used in) investing activities	195	(2,661)	(11,559)

Financing activities:
Proceeds from revolving credit facility	—	124,000	143,525
Payments on revolving credit facility	—	(132,550)	(134,975)
Proceeds from issuance of long-term debt	—	—	224,557
Payments on long-term debt	(35,110)	(37,006)	(369,665)
Net proceeds from stock issuance	—	—	131,243
Proceeds from exercise of stock option	443	8	—
Preferred dividends	—	—	(6,334)
Member tax distribution	—	—	(11,374)
Increase in deferred financing costs	—	—	(1,309)

Net cash used in financing activities	(34,667)	(45,548)	(24,332)
Effect of exchange rate changes on cash	2,364	1,728	—

Net (decrease) increase in cash and cash equivalents	(7,727)	56,607	(23,873)
Cash and cash equivalents, beginning of period	59,042	2,435	26,308

Cash and cash equivalents, end of period	$51,315	$59,042	$2,435

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Global Power Equipment Group Inc. and its wholly owned and majority owned subsidiaries: Deltak; Deltak Construction Services, Inc.; Deltak Europe – BV; Deltak Israel, Ltd.; Shenzhen Deltak Energy Systems Co. Ltd.; Nanjing Deltak Power Equipment Co. Ltd.; Braden Manufacturing, L.L.C. (Braden); Braden Construction Services, Inc.; Braden Europe – BV; Braden Manufacturing S.A. de C.V.; CFI Holdings, Inc.; Consolidated Fabricators, Inc. (CFI), CFI Mexicana, S.A. de C.V and Global Power Equipment (Shanghai) Co., Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year End

The Company uses a 52-/53-week fiscal year ending on the last Saturday in December. For the purposes of these notes to the consolidated financial statements, the fiscal years ended December 27, 2003, December 28, 2002 and December 29, 2001 are referred to as 2003, 2002 and 2001, respectively. The fiscal years 2003, 2002 and 2001 each include 52 weeks.

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

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The Company’s property, plant and equipment balances, by significant asset category, are as follows:

	December 27, 2003	December 28, 2002	Lives
	(in thousands)
Land	$2,418	$2,713	—
Buildings and improvements	12,121	12,188	5-39 years
Machinery and equipment	13,462	15,019	5-12 years
Furniture and fixtures	6,514	6,593	3-10 years

	34,515	36,513
Less accumulated depreciation	(13,775)	(11,044)

Property, plant and equipment, net	$20,740	$25,469

Depreciation expense for 2003, 2002 and 2001 was $3.6 million, $3.7 million and $3.1 million, respectively. Costs of significant additions, renewals and betterments are capitalized. When an asset is sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the gain or loss on disposition is reflected in earnings. Maintenance and repairs are charged to operations when incurred. Long-lived assets are reviewed for potential impairment on an annual basis and as other circumstances dictate.

Goodwill

Goodwill represents the costs of acquisitions in excess of the fair value of the net assets acquired and prior to fiscal year 2002 was amortized using the straight-line method over 30 years. Accumulated amortization as of December 29, 2001 was $4.7 million. Upon adoption of SFAS 142 on December 30, 2001, the Company no longer amortizes goodwill. Goodwill is tested each year for impairment; however, no impairment adjustments were required in 2002 or 2003.

Deferred Financing Costs

Deferred financing costs are amortized by the effective interest method over the terms of the related debt facilities. Total interest expense associated with the amortization of these costs was $0.6 million, $0.9 million and $0.7 million in 2003, 2002 and 2001, respectively.

Long-Lived Assets

Long-lived assets, such as property and equipment and intangible assets, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. No impairments were required in 2003, 2002 or 2001.

Warranty Costs

The Company typically warrants labor and fabrication for three years or less. Estimated costs of warranty repairs are accrued and included on the accompanying consolidated balance sheets as Accrued warranty.

Income Taxes

The current provision for income taxes is based on current federal and state statutory rates which are adjusted based on changes in tax laws and significant fluctuations in taxable income.

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

Insurance

Certain subsidiaries of the Company are self-insured for health and workers’ compensation. Amounts charged to expense in 2003, 2002 and 2001 for these items were $1.4 million, $2.7 million and $2.3 million, respectively, and were based on actual and estimated claims incurred. The Company has provided a $0.9 million letter of credit at December 27, 2003, as security for possible workers’ compensation claims.

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

Major Customers

The Company has certain customers that represent more than 10 percent of consolidated revenues. The revenue for these customers, as well as corresponding accounts receivable, as a percentage of the consolidated revenues and accounts receivable balances, for 2003, 2002 and 2001 are as follows:

	Revenues			Accounts Receivable
	2003	2002	2001	2003	2002	2001
General Electric	32%	35%	25%	27%	9%	24%
Mitsubishi Heavy Industries	4%	5%	16%	6%	18%	11%
The Southern Company	7%	14%	11%	0%	0%	0%
ExxonMobil	10%	1%	0%	9%	0%	0%

Customers for both our heat recovery equipment segment and our auxiliary power equipment segment include OEMs, engineering and construction firms, operators of power generation facilities and firms engaged across several process related industries. The end users of most of our products are developers and operators of gas turbine power plants. Our top ten customers vary from year to year due to the relative size and duration of our projects.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and short-term debt approximates fair value due to the short-term nature of these instruments.

The fair value of the Company’s long-term debt is estimated based on the discounted value of the future cash flows expected to be paid on the loans. The discount rate used to estimate the fair value of the loans is the rate currently available to the Company for loans with similar terms and maturities. The fair value at December 27, 2003 and December 28, 2002 approximated the carrying value.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Income Per Common Share

Basic and diluted income per common share are calculated as follows:

	2003	2002	2001
	(in thousands, except per share amounts)
Numerator:
Income before extraordinary loss	$19,784	$51,877	$138,696
Preferred stock dividend	—	—	(2,947)

Income available to common stockholders	19,784	51,877	135,749
Extraordinary loss	—	—	(18,060)

Net income available to common stockholders	$19,784	$51,877	$117,689

Basic earnings per common share:
Denominator:
Weighted average shares outstanding	44,520,607	43,958,918	39,275,398
Basic earnings per common share:
Income before extraordinary loss	$0.44	$1.18	$3.46
Extraordinary loss	—	—	(0.46)

Net income available to common stockholders	$0.44	$1.18	$3.00

Diluted earnings per common share:
Denominator:
Weighted average shares outstanding	44,520,607	43,958,918	39,275,398
Dilutive effect of options to purchase common stock	1,390,217	1,676,626	1,735,489

Weighted average shares outstanding assuming dilution	45,910,824	45,635,544	41,010,887

Diluted earnings per common share:
Income before extraordinary loss	$0.43	$1.14	$3.31
Extraordinary loss	—	—	(0.44)

Net income available to common stockholders	$0.43	$1.14	$2.87

Anti-dilutive stock options for 2003 and 2002 are 1,299,000 and 566,000, respectively. There were none in 2001.

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

Periodically, the Company uses derivative financial instruments in the management of its foreign currency exchange and interest rate exposures. As of December 27, 2003, there were foreign currency forward exchange contracts totaling approximately $1.4 million with varying amounts due through May 2004. Currently, the company recognizes changes in fair values of the forward agreements through earnings. The fair value of unrealized gains on the forward agreements of approximately $0.1 million at December 27, 2003 are included in earnings. As of December 28, 2002, notional amounts outstanding under foreign currency forward exchange

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

agreements were approximately $6.0 million. The fair value of the unrealized gains on the forward agreements were approximately $0.4 million at December 28, 2002, recognized through earnings. No foreign currency forward exchange contract amounts were outstanding at December 29, 2001.

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

In determining compensation cost pursuant to SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during 2003, 2002 and 2001.

	2003	2002	2001
Risk free interest rate	3.25%	2.50%	3.50%
Expected dividend yield	None	None	None
Expected lives	5 years	5 years	5 years
Expected volatility	34.00%	65.00%	65.00%
Option fair value at grant date	$2.16	$2.73	$8.28

The expected volatility decreased significantly from 2002 to 2003 due to a more stable Company stock price in 2003.

Had compensation cost been determined consistent with SFAS 123, the Company’s pro forma net income would have been as follows (unaudited):

	2003	2002	2001
	(in thousands, except per common share data)
Net income available to common stockholders:
As reported	$19,784	$51,877	$117,689
Stock-based compensation expense included in net income as reported	3	—	880
Additional stock-based compensation expense had the fair value been applied to all awards	(642)	(167)	(4,102)

Pro forma	$19,145	$51,710	$114,467

Basic income per common share:
As reported	$0.44	$1.18	$3.00
Pro forma	0.43	1.18	2.91
Diluted income per common share:
As reported	$0.43	$1.14	$2.87
Pro forma	0.42	1.13	2.79

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FIN 46, “Consolidation of Variable Interest Entities.” This is an interpretation of ARB No. 51 “Consolidation of Financial Statements,” which addresses the consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling interest. In December 2003, the FASB issued a revision of FIN 46 (FIN 46R), which clarified certain complexities of FIN 46 and generally requires adoption of all special-purpose entities that qualify as variable interest entities no later than the end of the first reporting period ending after December 15, 2003 and to all non special-purpose entities that qualify as variable interest entities no later than the end of the first reporting period ending after March 15, 2004. At December 27, 2003, the Company did not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46 or FIN 46R.

Pro forma Information (Unaudited)

The unaudited pro forma tax provision shown on the consolidated statements of income is presented assuming the Company had been a C-Corporation during the entire fiscal year 2001 using effective tax rates of 39 percent and by excluding the effect of recording the one-time tax benefit for the change in tax status and extraordinary loss amounts.

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

4. DEBT EXTINGUISHMENT

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

5. GOODWILL

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

	December 27, 2003	December 28, 2002	December 29, 2001
Reported net income	$19,784	$51,877	$120,636
Add back goodwill amortization	—	—	1,716

Adjusted net income	$19,784	$51,877	$122,352

Basic earnings per common share:
Reported	$0.44	$1.18	$3.00
Goodwill amortization per basic share	—	—	0.04

Adjusted basic earnings per share	$0.44	$1.18	$3.04

Diluted earnings per common share:
Reported	$0.43	$1.14	$2.87
Goodwill amortization per diluted share	—	—	0.04

Adjusted diluted earnings per share	$0.43	$1.14	$2.91

Earnings per share is calculated by dividing net income after adjusting for preferred dividends by the weighted-average of common shares outstanding during the period. Preferred dividends were $0, $0 and $2.9 million for the years ended December 27, 2003, December 28, 2002 and December 29, 2001.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The changes in the carrying amount of goodwill for the years ended December 29, 2001, December 28, 2002 and December 27, 2003 by operating segment are as follows (in thousands):

	Heat Recovery Equipment	Auxiliary Power Equipment	Corporate	Total
Balance as of December 30, 2000	$26,185	$18,447	$1,247	$45,879
Goodwill from business acquisition	—	837	—	837
Amortization	(955)	(661)	(100)	(1,716)

Balance as of December 29, 2001	$25,230	$18,623	$1,147	$45,000

Balance as of December 28, 2002	$25,230	$18,623	$1,147	$45,000

Balance as of December 27, 2003	$25,230	$18,623	$1,147	$45,000

The Company reviews its goodwill for potential impairment on at least an annual basis.

6. INCOME TAXES

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

The following summarizes the income tax provision (benefits) for the fiscal years 2003, 2002 and 2001 (in thousands, does not reflect effects of extraordinary loss and recognition of deferred tax asset upon conversion to a taxable entity):

	2003	2002	2001
Current:
Federal	$(2,571)	$23,002	$20,870
State	207	2,682	2,221
Foreign	3,026	4,148	1,613

Total current	662	29,832	24,704
Deferred	11,464	3,335	(1,799)

Income tax provision	$12,126	$33,167	$22,905

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (continued)

Income before the provision for income taxes for the tax years 2003, 2002 and 2001 was as follows (in thousands):

	2003	2002	2001
Domestic	$23,478	$72,630	$56,114
Foreign	8,432	12,414	2,617

Total	$31,910	$85,044	$58,731

As of December 27, 2003 and December 28, 2002, respectively, the components of deferred income taxes consist of the following (in thousands):

	2003	2002
Assets:
Cost in excess of net assets of business acquired	$58,718	$66,574
Inventories	9,637	14,071
Reserves and other accruals	6,840	7,525
Accrued compensation and benefits	633	789
Tax credit carryforward	—	680
Other expenses not currently deductible	211	644

Total assets	76,039	90,283
Liabilities:
Property and equipment	(3,630)	(3,095)

Net deferred tax assets	$72,409	$87,188

The Company’s effective tax rate is different from its statutory rate for fiscal year 2001 due to periods of time when the Company was a non-taxable LLC entity. The unaudited pro forma tax provision (benefit) shown on the consolidated statements of income is presented assuming the Company had been a C-Corporation during the entire fiscal year 2001 using effective rates of 39 percent and by excluding the effect of recording the one-time tax benefit for the change in tax status.

A reconciliation of the federal statutory tax rate to the Company’s effective tax rate is as follows:

	2003	2002	2001
Statutory federal income tax rate	34.0%	35.0%	35.0%
State income taxes, net of federal income tax benefits	3.5%	3.5%	3.5%
Other, net	0.5%	0.5%	0.5%

	38.0%	39.0%	39.0%

As of December 27, 2003, undistributed earnings of international subsidiaries of approximately $2.1 million were considered to have been reinvested indefinitely, and accordingly, the Company has not provided U.S. income taxes on such earnings. Based on the foreign income taxes that can be claimed as foreign tax credits, no significant additional U.S. taxes would be required if the foreign subsidiaries would remit their retained earnings.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The 1% decrease in the 2003 statutory federal income tax rate is due to lower income levels. However, for purposes of determining the deferred tax assets, the Company used a 39% effective income tax rate as we expect to have higher income levels when the deferred tax assets are realized.

7. RELATED-PARTY TRANSACTIONS

Certain of the Company’s investors provide consultation services to the Company, for which the Company is charged management fees. Total expenses under these arrangements were $1.3 million, $1.3 million and $1.0 million for 2003, 2002 and 2001, respectively. In 2001, we paid Harvest an additional $0.5 million for assistance in obtaining the amended and restated senior credit facility following the close of our IPO. Under a management agreement with Harvest, we are contractually committed to annual payments of certain fees for financial advisory and strategic planning services to Harvest of $1.3 million per year. The terms of the management agreement provide for automatic renewals of additional one-year periods commencing each August unless terminated for cause or by Harvest. During any subsequent renewal period of the management agreement the management fee will decrease to $750,000 per year if the affiliates of Harvest sell more than 50% of the shares of the Company’s common stock they owned at the time of the Company’s initial public offering on May 23, 2001. The management fee will be eliminated and the management agreement will terminate, if in any subsequent renewal period the affiliates of Harvest sell more than 66.6% of the shares of the Company’s common stock they owned on May 23, 2001.

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

Costs, earnings and billings related to uncompleted contracts consist of the following:

	December 27, 2003	December 28, 2002
	(in thousands)
Costs incurred on uncompleted contracts	$811,140	$928,711
Earnings recognized on uncompleted contracts	131,385	196,466

Total	942,525	1,125,177
Less - billings to date	955,112	1,170,130

Net	$(12,587)	$(44,953)

The net amounts are included in the accompanying consolidated balance sheets under the following headings:

	December 27, 2003	December 28, 2002
	(in thousands)
Costs and estimated earnings in excess of billings	$40,706	$62,289
Billings in excess of costs and estimated earnings	(53,293)	(107,242)

Net	$(12,587)	$(44,953)

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

9. LONG-TERM DEBT

The Company’s long-term debt consisted of the following:

	December 27, 2003	December 28, 2002
	(in thousands)
Term A senior loan, $24,938 bearing interest at Eurodollar rate plus 1.0% (2.46% at December 27, 2003), principal and interest payable quarterly, as defined, through May 2005	$24,938	$60,000
Other	25	73

	24,963	60,073
Less current maturities	(14)	(5,423)

Total long-term debt	$24,949	$54,650

Future maturities of long-term debt as of December 27, 2003 are as follows (in thousands):

2004	$14
2005	24,949

Total	$24,963

The Company’s amended and restated senior credit facility matures in May 2005. At the Company’s option, borrowings under the amended and restated senior credit facility will bear interest at either the Eurodollar rate or an alternate base rate, plus, in each case, an applicable margin. The applicable margin will range from 1.0% to 2.25% in the case of a Eurodollar based loan and from 0% to 1.25% in the case of a base rate loan, in each case, based on a leverage ratio. At December 27, 2003, the term debt bore interest at an average rate of 2.46%.

The amended and restated senior credit facility is guaranteed by all of the Company’s domestic subsidiaries, and is secured by a lien on all of the Company’s assets. The amended and restated senior credit facility contains various restrictions and covenants, which among others, include maximum leverage and capital expenditures levels and minimum interest and fixed charge coverage ratios. Restrictions are also in place related to additional borrowings, payment of dividends, sales of assets and mergers and acquisitions. As of December 27, 2003, the Company was in compliance with all such restrictions and covenants.

The Company’s revolving credit facility allows for revolving loans and letters of credit of up to $75.0 million. The revolving credit facility also matures in May 2005. Borrowings under the revolving credit facility bear interest in the same manner as the senior credit facility described above, and the Company pays an unused facility fee of 0.5%. As of December 27, 2003, there was no balance outstanding under the revolver.

The Company uses letters of credit in its normal course of business. Letters of credit totaling $31.0 million were issued and outstanding as of December 27, 2003 under the revolving credit facility. While no amounts had been drawn upon these letters of credit, the letters of credit outstanding reduces amounts available under the revolver.

10. STOCKHOLDERS’ EQUITY

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

Common Stock / Common Units

Prior to the Company’s IPO, the Company had authorized and issued 1,122,280 current common units with a $10 par value. Common units were entitled to one vote. Prior to the Recapitalization, the Company had authorized 52,106,800, 6,513,350 and 2,709,554 of Class A, B and Junior Units, respectively. Prior Class A and Junior units had one vote per unit. Class B units were nonvoting. All previously outstanding prior common units were converted to common stock as part of the IPO discussed in Note 3.

Upon completion of the IPO these common units were converted to 31,558,501 shares of common stock. The Company’s new capital stock includes 100,000,000 authorized shares of common stock, $0.01 par value per share, of which 45,207,930 are outstanding at December 27, 2003.

Option Plans

In conjunction with the IPO all common unit option amounts previously granted under the 2000 Plan have been restated to give effect to the conversion of common units to common shares using the 28.1 to 1.0 ratio.

In April 2001 the Company adopted the 2001 Option Plan (the 2001 Plan). The 2001 Plan provides options to purchase up to 1,500,000 shares of common stock at an exercise price equal to fair value on the date of grant. Vesting provisions are at the discretion of the board of directors along with the period of time during which options may be exercised, but in no event may it be more than 10 years from the grant date of an option. As of December 27, 2003, 1,489,000 options have been granted under the 2001 Plan with 1,456,000 options outstanding at the end of 2003.

In August 2000, the Company adopted the 2000 Option Plan (the 2000 Plan). The 2000 Plan provided for granting of up to 3,440,257 options to purchase common units of the Company. Initially, forty percent of the common units available for grant under the 2000 Plan were to vest over four years and sixty percent of the common units available for grant under the 2000 Plan were to vest over the earlier of nine years or when certain performance vesting criteria are met. In conjunction with our IPO all options under this plan became immediately one hundred percent vested. Options granted under this plan subsequent to the IPO were also fully vested. However, none of the shares acquired upon exercise of the options under this plan were allowed to be sold until May, 2003. As of December 27, 2003, 3,433,804 options have been granted and 6,453 options are available to be granted. Total options exercised under the 2000 Plan totaled 1,254,590 as of the end of fiscal 2003.

As part of the Recapitalization, all options outstanding under a previous option plan (whether or not exercisable or vested) were cancelled and holders of the cancelled options were paid an amount equal to the options’ fair value, resulting in a recapitalization charge of $38.1 million.

Prior to October 31, 2000, the Company granted 2,769,792 options at $0.36 per common unit, which equaled fair value at the date of grant. On October 31, 2000 the Company granted 151,567 options at $0.36 per common unit. At the date of grant, the deemed fair value of the Company’s common units was higher than the $0.36 exercise price resulting in approximately $900,000 of unearned compensation which has been recorded on a net basis in undistributed earnings (deficit) along with a corresponding $900,000 increase in undistributed earnings (deficit) due to the effect of the October 31, 2000 option grant. Compensation expense related to the October 31, 2000 option grant totaled approximately $880,000 in 2001.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Information with respect to the Company’s stock option plans is summarized as follows:

	Number of Common Shares
	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 30, 2000	2,921,359	$0.36
Granted	571,500	14.47
Cancelled	(59,055)	0.36

Outstanding at December 29, 2001	3,433,804	2.71
Granted	750,000	4.87
Forfeited	(4,000)	14.47
Exercised	(23,339)	0.36

Outstanding at December 28, 2002	4,156,465	3.10
Granted	739,000	6.10
Forfeited	(40,500)	6.65
Exercised	(1,231,251)	0.36

Outstanding at December 27, 2003	3,623,714	$4.60

Exercisable at December 29, 2001	3,433,804	$2.71

Exercisable at December 28, 2002	3,406,465	$2.73

Exercisable at December 27, 2003	2,242,214	$4.03

	Stock option grant prices
	$0.36	$4.87	$6.10	$14.47
Options outstanding:
Number outstanding	1,607,714	717,000	739,000	560,000
Weighted average remaining contractual life (years)	6.60	8.96	9.96	7.83
Options exercisable:
Number exercisable	1,607,714	74,500	—	560,000

11. COMMITMENTS AND CONTINGENCIES

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

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Litigation

On June 3, 2003, Stone & Webster, Inc. and Stone & Webster Purchasing, Inc. (collectively, “S&W”) commenced a lawsuit in the U.S. District Court for the Southern District of Iowa Central Division, against Deltak, L.L.C., one of our subsidiaries. S&W alleges Deltak committed breach of contract and warranty and made certain intentional misrepresentations in connection with a contract to provide two heat recovery steam generators for a project in which S&W was the general contractor. S&W alleges it incurred significant cost increases and delays on the project resulting from certain design, constructability and fabrication issues related to the heat recovery steam generators provided by Deltak, and S&W is seeking an unspecified amount of damages for costs. We believe we have meritorious defenses to the allegations and intend to defend this action vigorously. In addition, Deltak has filed counterclaims against S&W alleging, among other things, breach of contract and unjust enrichment. The ultimate impact of this matter on the consolidated financial position or results of operations cannot be determined at this time.

The Company is also involved in legal actions which arise in the ordinary course of its business. Although the outcomes of any such legal actions cannot be predicted, in the opinion of management, the resolution of any currently pending or threatened actions will not have a material adverse effect upon the consolidated financial position or results of operations of the Company.

Warranty

Estimated costs related to product warranty are accrued as revenue is recognized and included in cost of sales. Estimated costs are based upon past warranty claims and sales history. Warranty terms vary by contract but generally provide for a term of three years or less. We manage our exposure to warranty claims by having our field service and quality assurance personnel regularly monitor our projects and maintain ongoing and regular communications with the customer.

A reconciliation of the changes to our warranty accrual for 2003 and 2002 is as follows (dollars in thousands):

	Fiscal Year 2003	Fiscal Year 2002
Balance at beginning of period	$19,460	$16,489
Changes to previous estimates	(2,559)	(1,157)
Accruals during the period	9,614	10,982
Settlements made (in cash or in kind) during the period	(11,511)	(6,854)

Ending balance	$15,004	$19,460

Leases

The Company leases machinery, transportation equipment and office, warehouse and manufacturing facilities, which are noncancellable and expire at various dates. Total rental expense for all operating leases for 2003, 2002 and 2001 was $2.5 million, $2.9 million and $2.6 million, respectively.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Future minimum annual lease payments under these noncancellable operating leases at December 27, 2003 are as follows (in thousands):

2004	$2,215
2005	1,824
2006	1,414
2007	1,398
2008	1,405
Thereafter	2,936

Total	$11,192

None of the leases include contingent rental provisions.

Employee Benefit Plans

Deltak maintains a profit-sharing plan for employees. Deltak’s expense for this plan totaled $0.4 million, $0.8 million and $1.5 million for 2003, 2002 and 2001, respectively. In addition to the Deltak profit-sharing plan, GPEG maintains a 401(k) plan covering substantially all of Deltak, Braden and CFI’s employees. Expense for the GPEG 401(k) plan for 2003, 2002 and 2001 was $0.9, $1.0 million and $1.0 million, respectively.

Braden participates in a defined benefit multi-employer union pension fund covering all union employees. As required by labor contracts, Braden made contributions totaling $0.2 million, $0.3 million and $0.5 million for 2003, 2002 and 2001, respectively. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked. Braden may be liable for its share of unfunded vested benefits, if any, related to the union pension fund. Information from the union pension fund’s administrators indicates there are no unfunded vested benefits.

12. SUPPLEMENTAL CASH FLOW INFORMATION

Changes in current operating items were as follows (in thousands):

	2003	2002	2001
Accounts receivable	$23,262	$40,338	$(55,384)
Inventories	1,390	1,570	(1,204)
Costs and estimated earnings in excess of billings	21,583	69,066	(61,126)
Accounts payable	(6,399)	(26,232)	17,950
Accrued expenses and other	749	(3,704)	29,789
Billings in excess of costs and estimated earnings	(53,949)	(38,280)	26,412

	$(13,364)	$42,758	$(43,563)

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Supplemental cash flow disclosures are as follows (in thousands):

	2003	2002	2001
Cash paid during the period for:
Interest	$1,671	$3,867	$18,488
Income taxes	3,751	29,415	2,254
Non-cash transactions:
Settlement of customer accounts receivable against estimated costs	12,600	—	—
Settlement of customer accounts receivable against amounts owed to customer included in accounts payable	4,400	—	—
Tax benefit of stock options exercised	2,392	—	—

13. SEGMENT INFORMATION

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

Accounting policies used by the segments are the same as those described in Note 2. Intersegment revenues and transactions were not significant. Corporate assets consist primarily of cash and deferred tax assets. Capital expenditures do not include amounts arising from the acquisition of businesses. Expenses associated with the extraordinary losses on debt extinguishment have not been allocated. Interest income has not been allocated as cash management activities are handled at a corporate level.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following table presents information about segment income and assets:

	Heat Recovery Equipment	Auxiliary Power Equipment
	(in thousands)
2003

Revenues	$119,893	$143,885
Interest expense	812	1,260
Depreciation and amortization	1,334	2,175
Income tax provision	1,557	10,886
Segment income	2,500	17,805
Assets	77,027	97,545
Capital expenditures	75	226

2002

Revenues	$308,628	$278,177
Interest expense	1,784	2,624
Depreciation and amortization	1,428	2,218
Income tax provision	11,729	21,900
Segment income	18,345	34,254
Assets	139,637	106,763
Capital expenditures	569	2,281

2001

Revenues	$442,319	$281,185
Interest expense	5,798	10,326
Depreciation and amortization	2,134	2,621
Income tax provision	10,608	12,735
Segment income	29,073	23,023
Assets	207,547	146,573
Capital expenditures	1,073	10,429

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following tables present information which reconciles segment information to consolidated totals:

	2003	2002	2001
	(in thousands)
Income from Continuing Operations
Total segment income	$20,305	$52,599	$52,096
Tax benefit from tax status change	—	—	88,000
Unallocated recapitalization charge	—	—	—
Unallocated interest income	560	198	228
Other	(1,081)	(920)	(1,628)

Consolidated income before extraordinary loss	$19,784	$51,877	$138,696

	December 27, 2003	December 28, 2002	December 29, 2001
	(in thousands)
Assets
Total segment assets	$174,572	$246,400	$354,121
Corporate cash and cash equivalents	42,172	52,805	707
Other unallocated amounts, principally deferred tax assets	64,252	70,499	75,803

Consolidated assets	$280,996	$369,704	$430,631

	2003
	Segment Totals	Adjustments	Consolidated Totals
	(in thousands)
Other Significant Items
Interest expense	$2,072	$—	$2,072
Interest income	8	560	568
Expenditures for assets	301	110	411
Depreciation and amortization	3,509	54	3,563

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	2002
	Segment Totals	Adjustments	Consolidated Totals
	(in thousands)
Interest expense	$4,408	$—	$4,408
Interest income	—	198	198
Expenditures for assets	2,850	19	2,869
Depreciation and amortization	3,646	36	3,682

	2001
	Segment Totals	Adjustments	Consolidated Totals
	(in thousands)
Interest expense	$16,124	$—	$16,124
Interest income	—	228	228
Expenditures for assets	11,502	57	11,559
Depreciation and amortization	4,755	109	4,864

Product Revenues

The following table represents revenues by product group:

	2003	2002	2001
	(in thousands)
Heat recovery equipment segment:
HRSGs	$86,667	$231,019	$324,211
Specialty boilers	33,226	77,609	118,108

	119,893	308,628	442,319

Auxiliary power equipment segment:
Exhaust systems	$48,463	$67,375	$123,919
Inlet systems	58,897	134,153	86,798
Other	36,525	76,649	70,468

	143,885	278,177	281,185

Total	$263,778	$586,805	$723,504

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Geographic Revenues

The following table presents revenues by geographic region:

	2003	2002	2001
	(in thousands)
North America	$180,766	$483,541	$669,242
South America	1,400	8,821	16,506
Europe	38,988	48,481	13,793
Asia	17,650	30,775	6,447
Other	24,974	15,187	17,516

Total	$263,778	$586,805	$723,504

Management attributed sales to geographic location based on the customer-determined destination of the delivered product.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

14. SUMMARY OF QUARTERLY INFORMATION (unaudited)

	First	Second	Third	Fourth
2003
Revenues	$77,026	$64,002	$57,301	$65,449
Gross profit	21,218	16,950	13,847	19,482
Operating income	11,754	8,295	5,269	8,096
Income tax provision	4,390	3,081	1,928	2,727
Net income	6,866	4,820	3,015	5,083
Income per share:
Basic	0.16	0.11	0.07	0.10
Diluted	0.15	0.11	0.07	0.10
Price range per share:
High	5.87	6.42	6.05	6.79
Low	4.70	4.61	4.65	5.07

2002
Revenues	$203,527	$162,916	$112,673	$107,689
Gross profit	36,728	35,890	28,498	30,350
Operating income	26,273	25,069	17,360	20,552
Income tax provision	9,746	9,346	6,322	7,753
Net income	15,244	14,618	9,889	12,126
Income per share:
Basic	0.35	0.33	0.22	0.28
Diluted	0.33	0.32	0.22	0.27
Price range per share:
High	15.54	12.49	10.05	5.53
Low	8.60	8.49	3.90	3.74

2001
Revenues	$156,170	$171,435	$180,757	$215,142
Gross profit	26,414	31,007	31,527	42,598
Operating income	17,484	20,167	21,276	30,570
Income tax provision	931	3,124	7,389	11,461
Net income	10,161	80,992	11,556	17,927
Income per share:
Basic	0.26	2.14	0.26	0.41
Diluted	0.24	2.04	0.25	0.39
Price range per share: (1)
High	—	37.90	30.95	17.60
Low	—	22.05	13.55	11.45

(1)	Price range per share is not applicable to periods prior to the IPO on May 18, 2001, as no established public trading market existed.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

15. RESTRUCTURING

In October 2003, we announced a management restructuring plan pursuant to which certain employees were offered either one-time termination or retirement benefits. Certain employees that were offered the retirement incentive packages entered into consulting agreements with us subsequent to their retirement. The expense of the consulting agreements will be recognized as the services are provided over the term of the agreements. In addition, retiring employees were offered the right to amend their stock option agreements to extend the date such options remain exercisable from 90 days after termination of employment to one year after termination of employment. In some cases, this plan also provided for the acceleration of vesting for certain unvested stock options. Due to variable plan option accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” we will expense the intrinsic value of the options. We recorded charges of approximately $3.9 million during the fourth quarter of fiscal year 2003 related to the restructuring plan.

Under the 2003 management restructuring plan, a retirement benefits agreement was entered into with our Chief Executive Officer, Larry Edwards, pursuant to which he determines his own future retirement date. At this time, the retirement date is unknown. Upon retirement, Mr. Edwards will receive a payment of approximately $1.9 million, which has been accrued in Other long-term liabilities as of December 27, 2003.

Approximately $1.1 million and $2.8 million of the fiscal year 2003 restructuring costs were allocated to the Heat Recovery Equipment and Auxiliary Power Equipment segments, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

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

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by this Item with respect to the Company’s directors and certain beneficial owners of the Company’s common stock is incorporated herein by reference from the sections of the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders to be held May 26, 2004 (the “Proxy Statement”) entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The information required by this Item with respect to the Company’s executive officers appears at Item 4A of Part I of this Form 10-K.

The Company has adopted a Code of Business Conduct and Ethics applicable to all directors, officers and employees, including the principal executive officer, principal financial officer and principal accounting officer of the Company. The Code of Business Conduct and Ethics is publicly available in the “Investor Relations” section of the Company’s website at www.globalpower.com under “Corporate Governance.” If we make any amendments to, or any waivers from, the Code of Business Conduct and Ethics applicable to the principal executive officer, principal financial officer or principal accounting officer, or any person performing similar functions, we will disclose such amendment or waiver on that website or in a report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the sections of the Proxy Statement entitled “Executive Compensation” and “Proposal One—Election of Directors.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from the sections of the Proxy Statement entitled “Principal Stockholders and Security Ownership of Management” and “Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference from the section of the Proxy Statement entitled “Certain Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is incorporated herein by reference from the section of the Proxy Statement entitled “Audit Related Matters.”

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.	Financial Statements.

 See Item 8 of Part II of this report.

2.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Global Power Equipment Group Inc. (incorporated by reference to Exhibit 3.1(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

3.2	Amended and Restated By-Laws of Global Power Equipment Group Inc., as amended by the Board of Directors on October 23, 2003.

4.1	Form of Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed May 16, 2001 (No. 333-56832), as amended (the “S-1 Registration Statement”)).

10.1	Management Agreement by and between Harvest Partners, Inc. and Global Energy Equipment Group, L.L.C. (incorporated by reference to Exhibit 10.2 to the S-1 Registration Statement).

10.2	First Amendment to Management Agreement, dated April 27, 2001, by and between Harvest Partners, Inc. and Global Energy Equipment Group, L.L.C. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.3	Letter Agreement, dated April 27, 2001, between Global Energy Equipment Group, L.L.C. and Harvest Partners, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.4	Registration Rights Agreement, dated as of May 7, 2001, by and among Global Power Equipment Group Inc., Harvest Partner III, L.P., SMC Power Holding LLC, each of the other stockholders of Global Power Equipment Group Inc. listed on Exhibit A thereto, Cascade Investment Partners, L.L.C., each of the management stockholders identified as such on Exhibit B thereto, Donaldson, Lufkin & Jenrette Securities Corporation and each of the other stockholders of GEEG Acquisition Holdings Corp. identified as such on Exhibit C thereto, and each of the former members of GEEG Acquisition Holdings L.L.C. identified as such on Exhibit D thereto. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.5	Assignment, Amendment and Restatement Agreement, dated as of May 23, 2001, by and among Global Power Equipment Group Inc., certain subsidiaries of Global Power Equipment Group Inc. and certain lenders listed thereto, and Bankers Trust Company, as administrative agent (incorporated by reference to Exhibit 10.4(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.6	Consent and First Amendment to Amended and Restated Credit Agreement, dated as of June 15, 2001, by and among Global Power Equipment Group Inc., certain financial institutions signatories thereto, and Banker Trust Company, as administrative agent to said financial institutions. (incorporated by reference to Exhibit 10.4(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.7	Second Amendment to Amended and Restated Credit Agreement, dated as of June 27, 2001, by and among Global Power Equipment Group Inc., certain financial institutions signatories thereto, and Banker Trust Company, as administrative agent to said financial institutions (incorporated by reference to Exhibit 10.4(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.8	Third Amendment to Amended and Restated Credit Agreement, dated as of November 2, 2001, by and among Global Power Equipment Group Inc., certain financial institutions signatories thereto, and Banker Trust Company, as administrative agent to said financial institutions (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.9	Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 14, 2002, by and among Global Power Equipment Group Inc., certain financial institutions signatories thereto, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, as administrative agent to said financial institutions (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002).

10.10*	2003 Management Incentive Compensation Plan.

10.11*	Employment Agreement, dated May 1, 2002, by and between Global Power Equipment Group Inc. and Larry D. Edwards (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2002).

10.12*	Employment Agreement, dated May 1, 2002, by and between Global Power Equipment Group Inc. and Michael H. Hackner (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2002).

10.13*	Employment Agreement, dated May 1, 2002, by and among Global Power Equipment Group Inc., Deltak, L.L.C. and Gary Obermiller (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2002).

10.14*	Employment Agreement, dated May 1, 2002, by and among Global Power Equipment Group Inc., Braden Manufacturing, L.L.C. and Gene F. Schockemoehl (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2002).

10.15*	GEEG Holdings, L.L.C. 2000 Option Plan (incorporated by reference to Exhibit 10.12 to the S-1 Registration Statement).

10.16	Exchange Agreement by and among the members of GEEG Holdings, L.L.C. and Global Power Equipment Group Inc. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.17*	Amendment No. 1 to the GEEG Holdings, L.L.C. 2000 Option Plan (incorporated by reference to Exhibit 10.20 to the S-1 Registration Statement).

10.18*	Amendment No. 2 to the GEEG Holdings, L.L.C. 2000 Option Plan (incorporated by reference to Exhibit 10.21 to the S-1 Registration Statement).

10.19*	Amendment No. 3 to the GEEG Holdings, L.L.C. 2000 Option Plan. (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.20*	Global Power Equipment Group Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.16 to the S-1 Registration Statement).

10.21*	Employment Agreement, dated October 31, 2000 by and between Consolidated Fabricators, Inc., and John L. McSweeney (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.22*	Retirement Benefits Agreement dated October 23, 2003, by and between Global Power Equipment Group Inc. and Larry D. Edwards.

10.23*	Separation Agreement dated October 23, 2003, by and between Global Power Equipment Group Inc. and Michael H. Hackner.

10.24*	Consulting Agreement dated October 23, 2003, by and between Global Power Equipment Group Inc. and Michael H. Hackner.

10.25*	Extension Agreement dated December 12, 2003, by and between Global Power Equipment Group Inc. and Michael H. Hackner.

10.26*	Employment Agreement, dated May 1, 2002, by and between Global Power Equipment Group Inc. and James P. Wilson.

21.1	List of Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Notice regarding consent of Arthur Andersen LLP (incorporated by reference to Exhibit 23.2 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2002).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

Form 8-K dated October 24, 2003 filed to report new strategic initiatives, management changes and overall Company-wide restructuring program.

Form 8-K dated October 27, 2003 filed to report earnings for the third quarter ended September 27, 2003.

No other reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 27, 2003.

Page
(d) Financial Statement Schedules

Reports of Independent Public Auditors/Accountants	70-71

Schedule II – Valuation and Qualifying Accounts	72

Report of Independent Auditors on

Financial Statement Schedule

To the Shareholders and Board of Directors of Global Power Equipment Group Inc.:

Our audit of the consolidated financial statements referred to in our report dated February 13, 2004 appearing in this Form 10-K also included an audit of the financial statement schedule for the years ended December 27, 2003 and December 28, 2002 listed in Item 15(d) of this Form 10-K. In our opinion, the financial statement schedule as it relates to the years ended December 27, 2003 and December 28, 2002 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota

February 13, 2004

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Global Power Equipment Group Inc.’s filing on Form 10-K for the fiscal year ended December 29, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K for the fiscal year ended December 27, 2003.

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

/s/ ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,

February 15, 2002

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

SCHEDULES OF VALUATION AND QUALIFYING ACCOUNTS

2001, 2002, 2003

Description	Balance at Beginning of Period	Charges to Costs and Expenses (a)	Write-offs (b)	Balance at End of Period
	(in thousands)
For the year ended December 29, 2001:
Allowance for doubtful accounts	$1,841	$616	$(72)	$2,385
For the year ended December 28, 2002:
Allowance for doubtful accounts	2,385	357	(967)	1,775
For the year ended December 27, 2003:
Allowance for doubtful accounts	1,775	154	(604)	1,325

(a)	No amounts were charged to other accounts in any period.

(b)	Amounts are net of recoveries of $0, $0 and $0 for 2001, 2002 and 2003, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2004.

Global Power Equipment Group Inc.

BY	/s/ LARRY EDWARDS

Larry Edwards Chief Executive Officer, President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 9, 2004.

/s/ STEPHEN EISENSTEIN

Stephen Eisenstein, Vice Chairman of the Board

/s/ LARRY EDWARDS

Larry Edwards Chief Executive Officer, President and Chairman of the Board

/s/ JAMES P. WILSON

James P. Wilson Chief Financial Officer and Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)

/s/ ADRIAN W. DOHERTY JR.

Adrian W. Doherty Jr., Director

/s/ ED HOTARD

Ed Hotard, Director

/s/ IRA KLEINMAN

Ira Kleinman, Director

/s/ JERRY E. RYAN

Jerry E. Ryan, Director

/s/ BENGT SOHLEN

Bengt Sohlen, Director

INDEX TO EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Global Power Equipment Group Inc. (incorporated by reference to Exhibit 3.1(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

3.2	Amended and Restated By-Laws of Global Power Equipment Group Inc., as amended by the Board of Directors on October 23, 2003.

4.1	Form of Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed May 16, 2001 (No. 333-56832), as amended (the “S-1 Registration Statement”)).

10.1	Management Agreement by and between Harvest Partners, Inc. and Global Energy Equipment Group, L.L.C. (incorporated by reference to Exhibit 10.2 to the S-1 Registration Statement).

10.2	First Amendment to Management Agreement, dated April 27, 2001, by and between Harvest Partners, Inc. and Global Energy Equipment Group, L.L.C. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.3	Letter Agreement, dated April 27, 2001, between Global Energy Equipment Group, L.L.C. and Harvest Partners, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.4	Registration Rights Agreement, dated as of May 7, 2001, by and among Global Power Equipment Group Inc., Harvest Partner III, L.P., SMC Power Holding LLC, each of the other stockholders of Global Power Equipment Group Inc. listed on Exhibit A thereto, Cascade Investment Partners, L.L.C., each of the management stockholders identified as such on Exhibit B thereto, Donaldson, Lufkin & Jenrette Securities Corporation and each of the other stockholders of GEEG Acquisition Holdings Corp. identified as such on Exhibit C thereto, and each of the former members of GEEG Acquisition Holdings L.L.C. identified as such on Exhibit D thereto. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.5	Assignment, Amendment and Restatement Agreement, dated as of May 23, 2001, by and among Global Power Equipment Group Inc., certain subsidiaries of Global Power Equipment Group Inc. and certain lenders listed thereto, and Bankers Trust Company, as administrative agent (incorporated by reference to Exhibit 10.4(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.6	Consent and First Amendment to Amended and Restated Credit Agreement, dated as of June 15, 2001, by and among Global Power Equipment Group Inc., certain financial institutions signatories thereto, and Banker Trust Company, as administrative agent to said financial institutions. (incorporated by reference to Exhibit 10.4(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.7	Second Amendment to Amended and Restated Credit Agreement, dated as of June 27, 2001, by and among Global Power Equipment Group Inc., certain financial institutions signatories thereto, and Banker Trust Company, as administrative agent to said financial institutions (incorporated by reference to Exhibit 10.4(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.8	Third Amendment to Amended and Restated Credit Agreement, dated as of November 2, 2001, by and among Global Power Equipment Group Inc., certain financial institutions signatories thereto, and Banker Trust Company, as administrative agent to said financial institutions (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.9	Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 14, 2002, by and among Global Power Equipment Group Inc., certain financial institutions signatories thereto, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, as administrative agent to said financial institutions (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002).

10.10*	2003 Management Incentive Compensation Plan.

10.11*	Employment Agreement, dated May 1, 2002, by and between Global Power Equipment Group Inc. and Larry D. Edwards (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2002).

10.12*	Employment Agreement, dated May 1, 2002, by and between Global Power Equipment Group Inc. and Michael H. Hackner (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2002).

10.13*	Employment Agreement, dated May 1, 2002, by and among Global Power Equipment Group Inc., Deltak, L.L.C. and Gary Obermiller (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2002).

10.14*	Employment Agreement, dated May 1, 2002, by and among Global Power Equipment Group Inc., Braden Manufacturing, L.L.C. and Gene F. Schockemoehl (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2002).

10.15*	GEEG Holdings, L.L.C. 2000 Option Plan (incorporated by reference to Exhibit 10.12 to the S-1 Registration Statement).

10.16	Exchange Agreement by and among the members of GEEG Holdings, L.L.C. and Global Power Equipment Group Inc. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.17*	Amendment No. 1 to the GEEG Holdings, L.L.C. 2000 Option Plan (incorporated by reference to Exhibit 10.20 to the S-1 Registration Statement).

10.18*	Amendment No. 2 to the GEEG Holdings, L.L.C. 2000 Option Plan (incorporated by reference to Exhibit 10.21 to the S-1 Registration Statement).

10.19*	Amendment No. 3 to the GEEG Holdings, L.L.C. 2000 Option Plan. (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.20*	Global Power Equipment Group Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.16 to the S-1 Registration Statement).

10.21*	Employment Agreement, dated October 31, 2000 by and between Consolidated Fabricators, Inc., and John L. McSweeney (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.22*	Retirement Benefits Agreement dated October 23, 2003, by and between Global Power Equipment Group Inc. and Larry D. Edwards.

10.23*	Separation Agreement dated October 23, 2003, by and between Global Power Equipment Group Inc. and Michael H. Hackner.

10.24*	Consulting Agreement dated October 23, 2003, by and between Global Power Equipment Group Inc. and Michael H. Hackner.

10.25*	Extension Agreement dated December 12, 2003, by and between Global Power Equipment Group Inc. and Michael H. Hackner.

10.26*	Employment Agreement, dated May 1, 2002, by and between Global Power Equipment Group Inc. and James P. Wilson.

21.1	List of Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Notice regarding consent of Arthur Andersen LLP (incorporated by reference to Exhibit 23.2 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2002).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.