Form 10-Q
period 2004-03-27
GLOBAL POWER EQUIPMENT GROUP INC/
filed 2004-05-06
CIK 1136294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2004

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

The number of shares of the Registrant’s common stock, $.01 par value, outstanding at May 3, 2004 was 46,323,798.

GLOBAL POWER EQUIPMENT GROUP INC.

FORM 10-Q

March 27, 2004

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	March 27, 2004	December 27, 2003
ASSETS
Current assets:
Cash and cash equivalents	$53,414	$51,315
Accounts receivable, net of allowance of $1,333 and $1,325	34,889	42,582
Inventories at FIFO	3,881	3,013
Costs and estimated earnings in excess of billings	42,206	40,706
Deferred income taxes	15,209	17,315
Other current assets	8,833	3,983

Total current assets	158,432	158,914
Property, plant and equipment, net	20,030	20,740
Deferred income taxes	53,409	55,094
Goodwill	45,000	45,000
Other assets	1,595	1,248

Total assets	$278,466	$280,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$14	$14
Accounts payable	14,787	18,974
Accrued compensation and employee benefits	3,779	7,285
Accrued warranty	15,038	15,004
Billings in excess of costs and estimated earnings	60,494	53,293
Other current liabilities	4,724	5,203

Total current liabilities	98,836	99,773
Other long-term liabilities	1,888	1,888
Long-term debt, net of current maturities	16,633	24,949
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 46,323,798 and 45,207,930 shares issued and outstanding, respectively	463	452
Paid-in capital deficit	(19,553)	(25,492)
Accumulated other comprehensive income	2,551	2,616
Retained earnings	177,648	176,810

Total stockholders’ equity	161,109	154,386

Total liabilities and stockholders’ equity	$278,466	$280,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 27, 2004	March 29, 2003
Revenues	$55,126	$77,026
Cost of sales	43,313	55,808

Gross profit	11,813	21,218
Selling and administrative expenses	10,261	9,464

Operating income	1,552	11,754
Interest expense, net	200	498

Income before income taxes	1,352	11,256
Income tax provision	514	4,390

Net income available to common stockholders	$838	$6,866

Earnings per weighted average common share:
Basic	$0.02	$0.16

Weighted average number of shares of common stock outstanding-basic	45,657	43,988

Diluted	$0.02	$0.15

Weighted average number of shares of common stock outstanding-diluted	46,727	45,609

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 27, 2004	March 29, 2003
Operating activities:
Net income	$838	$6,866
Adjustments to reconcile net income to net cash provided by (used in) operating activities-
Depreciation and amortization	940	1,058
Deferred income taxes	3,791	5,481
Loss on disposal of equipment	62	—
Stock-based compensation	487	—
Changes in operating items (Note 9)	3,136	(14,725)

Net cash provided by (used in) operating activities	9,254	(1,320)

Investing activities:
Proceeds from sale of equipment	1	—
Purchases of property, plant and equipment	(134)	(59)

Net cash used in investing activities	(133)	(59)

Financing activities:
Payments on long-term debt	(8,316)	(15)
Proceeds from issuance of common stock	1,416	5

Net cash used in financing activities	(6,900)	(10)

Effect of exchange rate changes on cash	(122)	378
Net increase (decrease) in cash and cash equivalents	2,099	(1,011)
Cash and cash equivalents, beginning of period	51,315	59,042

Cash and cash equivalents, end of period	$53,414	$58,031

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

The Company’s corporate headquarters are located in Tulsa, Oklahoma, with operating facilities in Plymouth, Minnesota; Tulsa, Oklahoma; Auburn, Massachusetts; Clinton, South Carolina; Monterrey, Mexico; Toluca, Mexico; Shanghai, China; and Heerlen, Netherlands.

2. INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements, in the opinion of management, includes normal recurring adjustments and reflects all adjustments which are necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 27, 2003, filed with the Securities and Exchange Commission. The quarterly results are not necessarily indicative of the actual results that may occur for the entire fiscal year.

3. GOODWILL

There were no changes in the carrying amount of goodwill during the first three months of fiscal 2004. The Company will complete its annual impairment testing during the fourth quarter of fiscal year 2004 or as necessary if circumstances warrant a possible impairment charge. The balances by operating segment as of March 27, 2004 and December 27, 2003 were as follows (in thousands):

Heat Recovery Equipment	Auxiliary Power Equipment	Corporate	Total
$25,230	$18,623	$1,147	$45,000

4. EARNINGS PER SHARE

Basic and diluted earnings per common share are calculated as follows (in thousands, except share and per share data):

	Three Months Ended
	March 27, 2004	March 29, 2003
Basic earnings per common share:
Numerator:
Net income available to common stockholders	$838	$6,866

Denominator:
Weighted average shares outstanding	45,656,937	43,987,970

Basic earnings per common share	$0.02	$0.16

Diluted earnings per common share:
Numerator:
Net income available to common stockholders	$838	$6,866

Denominator:
Weighted average shares outstanding	45,656,937	43,987,970
Dilutive effect of options to purchase common stock *	1,070,390	1,620,896

Weighted average shares outstanding assuming dilution	46,727,327	45,608,866

Diluted earnings per common share	$0.02	$0.15

*	There were 560,000 and 566,000 of anti-dilutive stock options excluded from this calculation for the three months ended March 27, 2004 and March 29, 2003, respectively.

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

Periodically, the Company uses derivative financial instruments in the management of its foreign currency exchange and interest rate exposures. As of March 27, 2004, there were foreign currency forward exchange contracts outstanding with a notional amount of approximately $2.2 million with varying amounts due through December 2004. Currently, the Company recognizes changes in fair values of the forward agreements through earnings. The fair values of unrealized losses on the forward agreements of approximately $0.05 million for the period ended March 27, 2004 are included in earnings through cost of sales. As of March 29, 2003, amounts outstanding under foreign currency forward exchange agreements were $12.8 million with varying amounts due through July 2003. The Company recorded unrealized gains on the forward agreements of approximately $0.4 million for the period ended March 29, 2003.

6. LITIGATION, COMMITMENTS AND CONTINGENCIES

In June 2003, Stone & Webster, Inc. and Stone & Webster Purchasing, Inc. (collectively, “S&W”) commenced a lawsuit in the U.S. District Court for the Southern District of Iowa Central Division, against Deltak, L.L.C. (“Deltak”), one of the Company’s subsidiaries. The lawsuit alleged Deltak committed breach of contract and warranty and made certain intentional misrepresentations in connection with a contract to provide two heat recovery steam generators for a project in which S&W was the general contractor. S&W alleged it incurred significant cost increases and delays on the project resulting from certain design, constructability and fabrication issues related to the heat recovery steam generators provided by Deltak and sought an unspecified amount of damages for costs. Deltak filed counterclaims against S&W seeking damages from S&W for breach of contract and unjust enrichment. On March 8, 2004, this lawsuit was settled for the payment by Deltak of an amount that was less than the reserve for this contingency the Company had accrued in fiscal 2003 resulting in an increase to the first quarter 2004 pre-tax net income of $1.1 million. Under the confidential settlement agreement, all claims by the parties were mutually dismissed and the parties were mutually released from any and all damages.

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

A reconciliation of the changes to our warranty accrual for the periods indicated is as follows:

	Three Months Ended
	March 27, 2004	March 29, 2003
Balance at beginning of period	$15,004	$19,460
Accruals during the period	2,042	1,654
Changes in previous accruals	(607)	(676)
Settlements made (in cash or in kind) during the period	(1,401)	(714)

Ending balance	$15,038	$19,724

During the periods presented above, the Company had changes in previous accruals due to the lapse of warranty periods and lesser than expected settlements under warranty claims. The Company continues to review its warranty accrual policy in light of its changing business operations and settlement experience.

At March 27, 2004, the Company had a contingent liability for stand-by letters of credit totaling $41.1 million that have been issued and are outstanding that generally were issued to secure performance on customer contracts. Currently, there are no amounts drawn upon these letters of credit.

During the first quarter of fiscal 2004, the Company entered into two loan agreements with banks in China. The agreements allow for the Company to borrow $4.8 million at a rate of 5.31%. The agreements expire April 1, 2005. As of March 27, 2004, no amounts have been borrowed under the loan agreements. The loans are collateralized by letters of credit from the Company’s senior credit facility.

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

In the first quarter of fiscal year 2004, the Company’s senior credit facility was amended to provide for a one-time reduction in the fixed charge ratio covenant to reflect the reduction of the Company’s EBITDA (as defined in the credit agreement) related to the restructuring charges taken in the fourth quarter of fiscal year 2003 and the first quarter of fiscal year 2004.

The Company is currently in compliance with these covenants and restrictions.

Under a management agreement with Harvest Partners, Inc. we are contractually committed to annual payments of certain fees for financial advisory and strategic planning services to Harvest of $1.3 million per year. The terms of the management agreement provide for automatic renewals of additional one-year periods commencing each August unless terminated for cause or by Harvest. During any subsequent renewal period of the management agreement, the management fee will decrease to $750,000 per year if the affiliates of Harvest Partners, Inc. sell more than 50% of the shares of the Company’s common stock they owned at the time of the Company’s initial public offering on May 23, 2001. The management fee will be eliminated and the management agreement will terminate, if in any subsequent renewal period the affiliates of Harvest Partners, Inc. sell more than 66.6% of the shares of the Company’s common stock they owned on May 23, 2001.

7. SEGMENT INFORMATION

The “management approach” called for by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” has been used by GPEG management to present the segment information which follows. GPEG considered the way its management team organizes its operations for making operating decisions and assessing performance and considered which components of its enterprise have discrete financial information available. Management makes decisions using a product group focus and its analysis resulted in two operating segments, Heat Recovery Equipment and Auxiliary Power Equipment. The Company evaluates performance based on net income or loss not including certain items as noted below. Intersegment revenues and transactions were not significant. Corporate assets consist primarily of cash and deferred tax assets. Interest income has not been allocated as cash management activities are handled at a corporate level. During the period ended March 27, 2004, we changed the basis by which we allocated corporate general and administrative expenses to the operating segments. This new manner of allocating corporate expenses better reflects the use of corporate resources by the operating segments. Prior year amounts were reclassified to conform to the 2004 presentation.

The following table presents information about segment income and assets (in thousands):

	Heat Recovery Equipment		Auxiliary Power Equipment
	Three Months Ended		Three Months Ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
Revenues	$28,436	$36,697	$26,690	$40,329
Interest expense	116	263	188	367
Depreciation and amortization	320	344	505	555
Income tax provision (benefit)	908	381	(286)	4,092
Segment income (loss)	1,480	597	(466)	6,399
Assets*	68,405	118,417	88,286	108,566

*	As of December 27, 2003, total assets in the Heat Recovery Equipment and Auxiliary Power Equipment segments were $77,027 and $97,545, respectively.

The following tables present information which reconciles segment information to consolidated totals (in thousands):

	Three Months Ended
	March 27, 2004	March 29, 2003
Net income:
Total segment income	$1,014	$6,996
Unallocated interest income	104	132
Other	(280)	(262)

Consolidated net income	$838	$6,866

	March 27, 2004	December 27, 2003
Assets:
Total segment assets	$156,691	$174,572
Corporate cash and cash equivalents	50,444	42,172
Other unallocated amounts, principally deferred tax assets	71,331	64,252

Consolidated total assets	$278,466	$280,996

The following table represents revenues by product group (in thousands):

	Three Months Ended
	March 27, 2004	March 29, 2003
Heat Recovery Equipment segment:
HRSGs	$20,628	$27,958
Specialty boilers	7,808	8,739

	28,436	36,697

Auxiliary Power Equipment segment:
Exhaust systems	11,387	17,664
Inlet systems	8,579	11,964
Other	6,724	10,701

	26,690	40,329

Total	$55,126	$77,026

The following table presents revenues by geographic region (in thousands):

	Three Months Ended
	March 27, 2004	March 29, 2003
North America	$28,854	$54,062
South America	329	1,104
Europe	5,853	6,722
Asia	6,693	3,475
Middle East	12,721	9,074
Other	676	2,589

Total	$55,126	$77,026

8. MAJOR CUSTOMERS

The Company has certain customers that represent more than 10 percent of consolidated revenues. The revenue for these customers, as well as corresponding accounts receivable, as a percentage of the consolidated revenues and accounts receivable balances, at and for the three months ended March 27, 2004 and March 29, 2003 are as follows:

	Revenues
	Three Months Ended		Accounts Receivable
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
General Electric	20%	19%	14%	9%
ExxonMobil	10%	2%	0%	1%
Calpine	10%	0%	7%	2%
Seimens Westinghouse	9%	16%	9%	7%
Tenaska	1%	14%	0%	3%

9. SUPPLEMENTAL CASH FLOW INFORMATION

Changes in current operating items were as follows (in thousands):

	Three Months Ended
	March 27, 2004	March 29, 2003
Accounts receivable	$7,693	$(12,385)
Inventories	(868)	186
Costs and estimated earnings in excess of billings	(1,500)	30,411
Accounts payable	(4,187)	(1,310)
Accrued expenses and other	(5,203)	(9,215)
Billings in excess of costs and estimated earnings	7,201	(22,412)

	$3,136	$(14,725)

Supplemental cash flow disclosures are as follows (in thousands):

	Three Months Ended
	March 27, 2004	March 29, 2003
Cash paid (received) during the period for:
Interest	$183	$601
Income taxes	(2,320)	3,238

During the first quarter of fiscal years 2004 and 2003, there was $4.0 million and $0 million, respectively, of tax benefit related to stock options exercised. The Company reflected the tax benefit of stock options exercised as a non-cash transaction in the condensed consolidated statements of cash flows.

10. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued FIN 46, “Consolidation of Variable Interest Entities.” This is an interpretation of ARB No. 51 “Consolidation of Financial Statements,” which addresses the consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling interest. In December 2003, the FASB issued a revision of FIN 46 (FIN 46R), which clarified certain complexities of FIN 46 and generally requires adoption of all special-purpose entities that qualify as variable interest entities no later than the end of the first reporting period ending after December 15, 2003 and to all non special-purpose entities that qualify as variable interest entities no later than the end of the first reporting period ending after March 15, 2004. At March 27, 2004, the Company did not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46 or FIN 46R.

11. COMPREHENSIVE INCOME

The table below presents comprehensive income for all applicable periods (in thousands):

	Three Months Ended
	March 27, 2004	March 29, 2003
Net income	$838	$6,866
Foreign currency translation adjustments	(65)	378

Comprehensive income	$773	$7,244

12. RESTRUCTURING

In October 2003, the Company announced a management restructuring plan pursuant to which certain employees were offered either one-time termination or retirement benefits. Certain employees that were offered the retirement incentive packages entered into consulting agreements with the Company subsequent to their retirement. The expense of the consulting agreements will be recognized as the services are provided over the term of the agreements. In addition, retiring employees were offered the right to amend their stock option agreements to extend the date such options remain exercisable from the original period of 90 days after termination of employment to a new period extending to one year after termination of employment. In some cases, this plan also provided for the acceleration of vesting for certain unvested stock options. Due to variable plan option accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” the Company will expense the intrinsic value of the options. The Company recorded charges of approximately $2.0 million during the first quarter of fiscal year 2004 related to the restructuring plan in selling and administrative expenses.

Under the 2003 management restructuring plan, a retirement benefits agreement was entered into with the Company’s Chief Executive Officer (CEO), Larry Edwards, pursuant to which he determines his own future retirement date. At this time, the retirement date is unknown. Upon retirement, Mr. Edwards will receive a payment of approximately $1.9 million, which was expensed in 2003 and is included in other long-term liabilities as of March 27, 2004.

From the inception of the management restructuring plan through March 27, 2004, the Company has incurred costs of approximately $5.9 million related to the plan. The Company expects to incur approximately $4.8 million of restructuring charges in the future, including an estimate of $2.7 million for the expected consulting fees and variable stock option expense related to the CEO’s retirement benefits agreement.

A reconciliation of the liability (included in other current liabilities) for the restructuring costs from December 27, 2003 to March 27, 2004 is as follows:

Balance, December 27, 2003	$797
Payments to employees	(797)

Balance, March 27, 2004	$—

The balance of $1.9 million in other long-term liabilities remained unchanged from December 27, 2003 to March 27, 2004.

Approximately $0.8 million and $1.2 million of the fiscal year 2004 restructuring costs were allocated to the Heat Recovery Equipment and Auxiliary Power Equipment segments, respectively.

13. STOCK-BASED COMPENSATION

Stock-based compensation is accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” No compensation expense is recorded for stock options when granted, as option prices have historically been set at the market value of the underlying stock at the date of grant.

SFAS 123 “Accounting for Stock-Based Compensation,” requires the measurement of the fair value of options to be included in the statement of operations or disclosed in the notes to the financial statements. The Company elected the disclosure-only alternative under SFAS 123.

Had compensation cost been determined consistent with SFAS 123, the Company’s pro forma net income would have been as follows:

	Three Months Ended
	March 27, 2004	March 29, 2003
Net income available to common stockholders:
As reported	$838	$6,866

Stock-based compensation expense included return in net income as reported *	302	—

Additional stock-based compensation expense return had the fair value been applied to all awards	(569)	(147)

Pro forma	$571	$6,719

Basic income per common share :
As reported	$0.02	$0.16
Pro forma	0.01	0.15
Diluted income per common share:
As reported	$0.02	$0.15
Pro forma	0.01	0.15

*	Intrinsic value of stock options that were accelerated as a result of the management restructuring plan described in footnote 12 above.

The paid-in capital deficit decreased significantly from December 27, 2003 to March 27, 2004 primarily as a result of 1,115,868 stock options that were exercised during this period. A reconciliation of the changes in the account is as follows:

Balance, December 27, 2003	$(25,492)
Tax benefit of stock options exercised	4,047
Proceeds from stock options exercised in excess of par value	1,405
Stock-based compensation	487

Balance, March 27, 2004	$(19,553)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In addition to historical information, this Form 10-Q includes certain “forward-looking statements.” Forward-looking statements represent our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. These forward-looking statements include, in particular, the statements about our plans, strategies and prospects. When used in this report, the words “expect,” “may,” “intend,” “plan,” “anticipate,” “believe,” “seek” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, these forward-looking statements rely on assumptions and are subject to risks and uncertainties that may prevent us from achieving our plans, intentions or expectations.

Information concerning some of the risks, uncertainties and other factors that could cause actual results to differ materially from those in, or implied by, the forward-looking statements we make in this Form 10-Q is set forth under “Risk Factors” in Item 1 of our Form 10-K for the fiscal year ended December 27, 2003, and in this section. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements, risks and uncertainties found in the sections mentioned above. Accordingly, undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to update or revise the forward-looking statements.

We design, engineer and fabricate a comprehensive portfolio of heat recovery and auxiliary power equipment and provide related services. We conduct our business through two operating segments: our Heat Recovery Equipment segment and our Auxiliary Power Equipment segment. The Company’s corporate headquarters are located in Tulsa, Oklahoma, with operating facilities in Plymouth, Minnesota; Tulsa, Oklahoma; Auburn, Massachusetts; Clinton, South Carolina; Monterrey, Mexico; Toluca, Mexico; Shanghai, China and Heerlen, Netherlands. During fiscal year 2003, we focused our efforts on maintaining profitability despite the decrease in revenues. These efforts included closing one manufacturing plant, reducing debt and implementing a management restructuring plan to reduce staff and related costs and improve competitiveness. In addition, we strengthened our sales and operating initiatives in China and Southeast Asia allowing us to take advantage of the increasing need for additional power in that region. However, the demand for new power plants in the United States has decreased significantly, and we enter the second quarter of fiscal year 2004 with uncertainty regarding when that demand may increase.

During the second quarter of 2003, we decided to permanently close our San Antonio, Mexico plant effective April 30, 2003. The decision was based primarily on a reduction in volume due to the downturn in new power plant construction within the U.S. The Auxiliary Power Equipment segment recorded approximately $170,000 in severance and other costs associated with the elimination of approximately 35 employees and the closing of the plant. During 2003, we have also scaled back operations at other locations in our efforts to continually seek to further our use of low-cost subcontractor fabrication as well as manage our costs due to the downturn in the U.S. market. Also in 2003, the Auxiliary Power Equipment and Heat Recovery segments further reduced their workforce by 201 and 41, respectively. The severance costs associated with these 2003 workforce reductions totaled approximately $390,000. All amounts have been paid.

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

Under the 2003 management restructuring plan, a retirement benefits agreement was entered into with our Chief Executive Officer (CEO), Larry Edwards, pursuant to which he determines his own future retirement date. At this time, his retirement date is unknown. Upon retirement, Mr. Edwards will receive a payment of approximately $1.9 million, which was expensed in 2003 and included in Other long-term liabilities as of March 27, 2004. This amount is included in the $3.9 million of restructuring costs recognized in fiscal year 2003. In addition, we agreed to pay Mr. Edwards approximately $812,000 in the future upon signing a release agreement on the retirement date. This amount will be expensed in the fiscal quarter in which he retires. On the retirement date, we plan to enter into a one-year consulting agreement with Mr. Edwards. The consulting fees, currently estimated at approximately $850,000, will be expensed as the services are rendered over the term of the agreement. This amount will change based on the actual salary and target bonus at the retirement date.

Under our current stock option plans, participants may exercise their vested options up to 90 days after their termination date. As part of his retirement benefits package, Mr. Edwards may execute an extension agreement, on the retirement date, whereby certain of his stock options become immediately fully vested. In addition, instead of the normal 90-day exercise period, Mr. Edwards would have one year from the retirement date to exercise his options. If this extension agreement were executed and these modifications were made to Mr. Edwards’ original stock option agreements, the Company could incur significant compensation expense in accordance with APB 25. The compensation expense would be measured on the retirement date, as the excess of the fair value of the stock over the exercise prices times the number of stock options outstanding. Assuming the number of options outstanding ($0.36/share options – 202,151 shares; $4.87/share options – 100,000 shares; $6.10/share options – 100,000 shares) and the closing stock price of $7.24 as of April 30, 2004, we estimate that this pre-tax charge would be approximately $1.9 million. This amount would vary based on the number of unexercised options and the stock price as of the retirement date.

We recorded charges of approximately $2.0 million during the first quarter of fiscal year 2004 related to the restructuring plan in selling and administrative expenses.

Results of Operations

The table below represents the operating results of the Company for the periods indicated (in thousands):

	Three Months Ended
	March 27, 2004	March 29, 2003
Revenues	$55,126	$77,026
Cost of sales	43,313	55,808

Gross profit	11,813	21,218
Selling and administrative expenses	10,261	9,464

Operating income	1,552	11,754
Interest expense, net	200	498

Income before income taxes	1,352	11,256
Income tax provision	514	4,390

Net income available to common stockholders	$838	$6,866

Our fiscal year ends on the last Saturday in December. As a result, references in this quarterly report to fiscal year 2003 refer to the fiscal year ending December 27, 2003. References to the first quarter of fiscal year 2004 refer to the three months ended March 27, 2004 and references to the first quarter of fiscal year 2003 refer to the three months ended March 29, 2003.

Three months ended March 27, 2004 compared to three months ended March 29, 2003

Revenues

Revenues decreased 28.4% to $55.1 million for the first quarter of fiscal year 2004 from $77.0 million for the first quarter of fiscal year 2003. This decrease is due to a continued decline in new orders for both Heat Recovery and Auxiliary Power equipment. Demand in the gas turbine power generation equipment industry in the United States began to decrease during the latter half of 2001 and that trend has continued into 2004. Consequently, the development of domestic gas turbine power plants has slowed considerably. We anticipate that revenues in fiscal 2004 will be lower than revenues in 2003 primarily due to the continued downturn in new power plant construction within the United States.

The following table sets forth our segment revenues for the first quarter of fiscal years 2004 and 2003 (dollars in thousands):

	Three Months Ended		Percentage Change
	March 27, 2004	March 29, 2003
Heat Recovery Equipment segment:
HRSGs	$20,628	$27,958	-26.2%
Specialty boilers	7,808	8,739	-10.7%

Total segment	$28,436	$36,697	-22.5%

Auxiliary Power Equipment segment:
Exhaust systems	$11,387	$17,664	-35.5%
Inlet systems	8,579	11,964	-28.3%
Other	6,724	10,701	-37.2%

Total segment	$26,690	$40,329	-33.8%

The Heat Recovery Equipment segment revenues decreased 22.5% to $28.4 million for the first quarter of fiscal year 2004. Revenues for HRSGs decreased 26.2% to $20.6 million. Revenues for specialty boilers decreased by 10.7% to $7.8 million. The Auxiliary Power Equipment segment revenues decreased 33.8% to $26.7 million for the first quarter of fiscal year 2004. Revenues for exhaust systems decreased by 35.5% to $11.4 million. Revenues for inlet systems and other equipment decreased by 28.3% to $8.6 million and 37.2% to $6.7 million, respectively. The significant decrease this quarter is due to a significantly lower level of orders booked (including some sizable cancellations) during the second and third quarters of fiscal 2003. We expect that our second quarter of fiscal 2004 revenues will represent the low point for the year. Revenues for the second half of fiscal year 2004 are expected to improve given the higher level of bookings that began in the fourth quarter of fiscal year 2003 and extended into the first quarter of 2004.

The following table presents our revenues by geographic region (dollars in thousands):

	Three Months Ended
	March 27, 2004		March 29, 2003
	Revenue	Percent of Total	Revenue	Percent of Total
North America	$28,854	52.4%	$54,062	70.3%
South America	329	0.6%	1,104	1.4%
Europe	5,853	10.6%	6,722	8.7%
Asia	6,693	12.1%	3,475	4.5%
Middle East	12,721	23.1%	9,074	11.8%
Other	676	1.2%	2,589	3.3%

Total	$55,126	100.0%	$77,026	100.0%

Revenues in North America comprised 52.4% of our revenues for the first quarter of fiscal year 2004 and 70.3% for the first quarter of fiscal year 2003. Revenues in North America decreased 46.6% to $28.9 million for the first quarter of fiscal year 2004, primarily as a result of the continued decrease in demand in the United States for our products. A number of factors have contributed to this situation such as debt and liquidity issues of several merchant power producing companies. While it is believed that the long-term need for power plants on a world-wide basis is substantial, we are unaware of when the demand in the United States will increase.

Revenues in Asia increased 92.6% for the first quarter of fiscal year 2004 to $6.7 million from $3.5 million for the first quarter of 2003. Asia represents a significant growth opportunity and is expected to account for an increasingly larger proportion of the Company’s revenues over the next several years. Revenues in Europe decreased by 12.9% to $5.9 million from $6.7 million for the first quarter of 2003 due to the timing of revenue recognized on several projects being sold last year compared to this year.

Middle East revenues increased to $12.7 million for the first quarter of fiscal year 2004 from $9.1 million for the first quarter of 2003 primarily as a result of several large orders in Saudi Arabia.

Gross Profit

Gross profit decreased 44.3% to $11.8 million for the first quarter of fiscal year 2004 from $21.2 million for the first quarter of fiscal year 2003. Gross profit as a percentage of revenues decreased to 21.4% in the first quarter of fiscal year 2004 from 27.5% in the first quarter of fiscal year 2003. As expected, our first quarter of 2004 gross margin decreased to a more historical level. The primary reasons for the decrease are continued competitive pressures in the marketplace coupled with higher steel prices. We expect the margin to continue to decline somewhat in 2004; however, we are making efforts to minimize this by passing on the impact of higher steel prices to customers as new orders are negotiated.

Selling and Administrative Expenses

Selling and administrative expenses increased 8.4% to $10.3 million for the first quarter of fiscal year 2004 from $9.5 million for the first quarter of fiscal year 2003. This increase is due to the approximately $2.0 million of restructuring costs recognized in the first quarter of fiscal year 2004 partially offset by approximately $0.9 million of acquisition costs recognized in the first quarter of fiscal year 2003. As a percentage of revenues, selling and administrative expenses increased to 18.6% for the first quarter of fiscal year 2004 from 12.3% for the comparable period of fiscal year 2003 mainly as a result of our decreasing revenues.

Operating Income

Operating income decreased to $1.6 million for the first quarter of fiscal year 2004 from $11.8 million in the first quarter of fiscal year 2003. The decrease in revenues and associated gross profit were the main contributors to this decrease.

Interest Expense

Interest expense decreased to $0.2 million for the first quarter of fiscal year 2004 from $0.5 million for the first quarter of fiscal year 2003. This decrease is due primarily to a reduction in total debt of $43.4 million, of which, voluntary principal payments made in the first quarter amounted to $8.3 million. In addition, our significant levels of cash continue to result in substantial amounts of interest income. Our borrowing rate has decreased by approximately 19 basis points from March 29, 2003 due to general market interest rate reductions. At March 27, 2004, our term debt bore interest at an average rate of 2.26%.

Income Taxes

The Company is currently reflecting a 38.0% effective tax rate in the tax provision. Also, the reduction of the deferred tax asset related to the amortization of goodwill will allow us to reduce cash paid for future taxes by approximately $5.6 million annually, but will not reduce future income tax expense. We did not have any net operating loss carryforwards at March 27, 2004.

Liquidity and Capital Resources

Our primary sources of cash are net cash flow from operations and borrowings under our credit facilities. Our primary uses of this cash are principal and interest payments on indebtedness, capital expenditures and general corporate purposes.

Operating Activities

Net cash provided by (used in) operations increased to $9.3 million for the first three months of fiscal year 2004 from $(1.3) million for the first three months of fiscal year 2003. Significant collections of accounts receivable and an increase in billings in excess of costs and estimated earnings were the primary factors for this fluctuation.

Investing Activities

Net cash used in investing activities increased to $0.1 million for the first three months of fiscal year 2004 from $0.06 million for the first three months of fiscal year 2003 due to a slight increase in capital expenditures.

Financing Activities

Net cash used in financing activities was $6.9 million in the first three months of fiscal year 2004 compared to $0.01 million in the first three months of fiscal year 2003. Long-term debt payments and proceeds from the issuance of common stock comprise the activity for the first three months of 2004. The long-term debt payments include a voluntary prepayment of $8.3 million. The proceeds from the issuance of common stock were higher in the first quarter of fiscal year 2004 due to approximately 1.1 million of stock options exercised.

The Company’s senior credit facility consists of a term loan of $60 million and a revolving loan of up to $75 million, which revolving loan supports the Company’s letters of credit. At March 27, 2004, the Company had $16.6 million outstanding under the term loan and no amount was outstanding under the revolver. Letters of credit totaling $41.1 million were issued and outstanding at March 27, 2004. Currently, there are no amounts drawn upon these letters of credit.

At the Company’s option, amounts borrowed under the amended and restated senior credit facility will bear interest at either the Eurodollar rate or an alternate base rate, plus, in each case, an applicable margin. The applicable margin will range from 1.0% to 2.25% in the case of a Eurodollar based loan and from 0% to 1.25% in the case of a base rate loan, in each case, based on a leverage ratio. At March 27, 2004, the term debt of $16.6 million bore interest at an average rate of approximately 2.26%.

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

The Company is currently in compliance with all covenant requirements under the senior credit facility. Because our financial performance is impacted by various economic, financial, and industry factors, we cannot say with certainty whether we will satisfy these covenants in the future. Noncompliance with these covenants would constitute an event of default, allowing the lenders to accelerate the repayment of any borrowings outstanding under the related amended and restated senior credit facility. While no assurances can be given, we believe that we would be able to successfully negotiate amended covenants or obtain waivers if an event of default were imminent; however, we might be required to make certain financial concessions. Our business, results of operations and financial condition may be adversely affected if we were unable to successfully negotiate amended covenants or obtain waivers on acceptable terms.

In the first quarter of fiscal year 2004, the Company’s senior credit facility was amended to provide for a one-time reduction in the fixed charge ratio covenant to reflect the reduction of the Company’s EBITDA (as defined in the credit agreement) related to the restructuring charges taken in the fourth quarter of fiscal year 2003 and the first quarter of fiscal year 2004. The Company was in compliance with the covenant for the fiscal quarter ended March 27, 2004.

During the first quarter of fiscal 2004, the Company entered into two loan agreements with banks in China. The agreements allow for the Company to borrow $4.8 million at a rate of 5.31%. The agreements expire April 1, 2005. As of March 27, 2004, no amounts have been borrowed under the loan agreements. The loans are collateralized by letters of credit from the Company’s senior credit facility.

Cash Obligations

Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our amended and restated senior credit facility, our agreement with Harvest Partners, Inc., the 2003 management restructuring plan (including retirement and severance benefits and consulting fees) and rent payments required under operating lease agreements.

The following table summarizes our fixed cash obligations as of March 27, 2004 over various future periods (in thousands):

	Payments Due by Period
Contractual Cash Obligations	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years		Total
Long-term Debt	$14	$16,633	$—	$—		$16,647
Restructuring Costs	1,145	196	—	3,550	(1)	4,891
Operating Leases	2,117	3,132	3,187	2,202		10,638

Total Contractual Cash Obligations	$3,276	$19,961	$3,187	$5,752		$32,176

(1)	Represents amount due to the Company’s CEO in a year subsequent to 2003 in which he resigns, which resignation will result in retirement benefits payments in the year of resignation and consulting fees in the 12-month period following the resignation.

At March 27, 2004 we had a contingent liability for stand-by letters of credit totaling $41.1 million that have been issued and are outstanding that generally were issued to secure performance on customer contracts. Currently, there are no amounts drawn upon these letters of credit.

In addition, the Company has various future obligations in connection with its 2003 management restructuring plan. A full discussion of the management restructuring plan is located in the Overview section above.

Finally, under a management agreement with Harvest Partners, Inc., we are contractually committed to annual payments of certain fees for financial advisory and strategic planning services to Harvest of $1.3 million per year. The terms of the management agreement provide for automatic renewals of additional one-year periods commencing each August unless terminated for cause or by Harvest. During any subsequent renewal period of the management agreement the management fee will decrease to $750,000 per year if the affiliates of Harvest Partners, Inc. sell more than 50% of the shares of the Company’s common stock they owned at the time of the Company’s initial public offering on May 23, 2001. The management fee will be eliminated and the management agreement will terminate, if in any subsequent renewal period the affiliates of Harvest Partners, Inc. sell more than 66.6% of the shares of the Company’s common stock they owned on May 23, 2001.

At March 27, 2004, the Company had available cash on hand of approximately $53.4 million and approximately $33.9 million of available capacity under its revolving credit facility. The Company may utilize borrowings under the revolving credit facility to supplement its cash requirements from time to time. The Company anticipates that it will generate sufficient cash flows from operations to satisfy its cash commitments and capital requirements for fiscal year 2004. The amount of cash flows generated from operations is subject to a number of risks and uncertainties, including the continued construction of gas turbine power generation plants as well as other risks described under “Item 1. Business- Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 27, 2003, filed with the Securities and Exchange Commission. In fiscal 2004, the Company may actively seek and consider acquisitions of or investments in complementary businesses, products or services. The consummation of any acquisition using cash will affect the Company’s liquidity.

Critical Accounting Policies

The following discussion of accounting policies is intended to supplement the Summary of Significant Accounting Policies presented as Note 2 to the consolidated financial statements, included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Form 10-K for the fiscal year ended December 27, 2003, filed with the U.S. Securities and Exchange Commission. These policies were selected because a fluctuation in actual results versus expected results could materially affect our operating results and because the policies require significant judgments and estimates to be made each quarter. Our accounting related to these policies is initially based on our best estimates at the time of original entry in our accounting records. Adjustments are periodically recorded when our actual experience differs from the expected experience underlying the estimates. These adjustments could be material if our experience were to change significantly in a short period of time. We regularly, on a monthly basis, compare our actual experience and expected experience in order to further mitigate the likelihood of material adjustments.

Revenue Recognition- GPEG currently has two segments: Heat Recovery Equipment and Auxiliary Power Equipment. Revenues and cost of sales for our Heat Recovery Equipment segment are recognized on the percentage-of-completion method based on the percentage of actual hours incurred to date in relation to total estimated hours for each contract. Our estimate of the total hours to be incurred at any particular time has a significant impact on the revenue recognized for the respective period. The percentage-of-completion method is only allowed under certain circumstances in which the revenue process is long-term in nature (often in excess of one year), the products sold are highly customized and a process is in place whereby revenues, costs and margins can be accurately estimated. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income, and the effects of such revisions are recognized in the period that the revisions are determined. Under percentage-of-completion accounting, management must also make key judgments in areas such as percent complete, estimates of project costs and margin, estimates of total and remaining project hours and liquidated damages assessments. Any deviations from estimates could have a significant positive or negative impact on the results of operations. A one percent fluctuation of our estimate of percent complete would have increased or decreased first quarter of fiscal 2004 revenues by approximately $0.3 million.

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

Warranty- Estimated costs related to product warranty are accrued as revenue is recognized and included in cost of sales. Estimated costs are based upon past warranty claims and sales history. Warranty terms vary by contract but generally provide for a term of three years or less. We manage our exposure to warranty claims by having our field service and quality assurance personnel regularly monitor our projects and maintain ongoing and regular communications with the customer. In the first quarter of 2004, a one percent fluctuation of our warranty expense could increase or decrease cost of goods sold by approximately $0.02 million.

A reconciliation of the changes to our warranty accrual for the periods indicated are as follows:

	Three Months Ended
	March 27, 2004	March 29, 2003
Balance at beginning of period	$15,004	$19,460
Accruals during the period	2,042	1,654
Changes in previous accruals	(607)	(676)
Settlements made (in cash or in kind) during the period	(1,401)	(714)

Ending balance	$15,038	$19,724

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

Stock-based Compensation- Stock-based compensation is accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” No compensation expense is recorded for stock options when granted, as option prices have historically been set at the market value of the underlying stock at the date of grant.

Goodwill and Impairment of Long-Lived Assets- We perform annual impairment analyses on our recorded goodwill and long-lived assets whenever events and circumstances indicate that they may be impaired. The analysis includes assumptions related to future revenues, cash flows, and net assets. This analysis is based primarily on assumptions about future events such as revenue and cash flow growth rates, discount rates and terminal value of the Company. Actual deviations from the assumptions used in the analysis could have a significant impact on the estimated fair values calculated. Factors that would cause a more frequent test for impairment include, among other things, a significant negative change in the estimated future cash flows of a reporting unit that has goodwill because of an event or a combination of events. We did not record any impairment provisions upon the adoption of SFAS 142 nor have we recorded any in fiscal year 2003 or the first quarter of 2004.

Related Parties

Affiliates of Harvest Partners, Inc. are our largest stockholders. In addition, two of the directors that serve on our board are both general partners of Harvest Partners, Inc. During the first three months of fiscal 2004 and the first three months of fiscal 2003, we incurred consulting expenses from Harvest in the amounts of $0.3 million in each three month period. Under a management agreement with Harvest, we are contractually committed to annual payments of certain fees for financial advisory and strategic planning services to Harvest of $1.3 million per year. The terms of the management agreement provide for automatic renewals of additional one-year periods commencing each August unless terminated for cause or by Harvest. During any subsequent renewal period of the management agreement, the management fee will decrease to $750,000 per year if the affiliates of Harvest Partners, Inc. sell more than 50% of the shares of the Company’s common stock they owned at the time of the Company’s initial public offering on May 23, 2001. The management fee will be eliminated and the management agreement will terminate, if in any subsequent renewal period the affiliates of Harvest Partners, Inc. sell more than 66.6% of the shares of the Company’s common stock they owned on May 23, 2001.

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

Credit Risks

Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. Given the nature of our business, we typically have significant amounts due from a relatively low number of customers. At March 27, 2004, 30% of our trade receivables were due from three customers. In order to reduce our risk of non-collection, we perform extensive credit investigation of all new customers.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates. Assuming our current level of borrowings, a 100 basis point increase in interest rates under these borrowings would have increased our interest expense for first quarter of fiscal year 2004 by approximately $0.06 million. However, under the terms of our amended and restated senior credit facility we are allowed to lock into interest rates for a period of up to twelve months on our long-term debt. In January 2004, we entered into fixed rate agreements currently yielding an average rate of 2.26% with varying maturity dates extending as long as eleven months on all of our outstanding long-term debt.

Foreign Currency Exchange Risk

Portions of our operations are located in foreign jurisdictions including Europe, Mexico and China. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. In addition, sales of products and services are affected by the value of the United States dollar relative to other currencies. Changes in currency rates may affect our cost of materials or labor purchased in foreign countries. We attempt to manage portions of our foreign currency exposure through denomination of cash receipts and cash disbursements in the same currency. Periodically, we manage our foreign currency exposure through the use of foreign currency forward exchange agreements. Forward agreements with a notional amount of $2.2 million were in place at March 27, 2004 with varying amounts due through December 2004. Currently, the Company recognizes changes in the fair values of the forward agreements through earnings. The fair values of unrealized losses on the forward agreements of approximately $0.05 million for the period ended March 27, 2004 are included in earnings.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FIN 46, “Consolidation of Variable Interest Entities.” This is an interpretation of ARB No. 51 “Consolidation of Financial Statements,” which addresses the consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling interest. In December 2003, the FASB issued a revision of FIN 46 (FIN 46R), which clarified certain complexities of FIN 46 and generally required adoption for all special-purpose entities that qualify as variable interest entities no later than the end of the first reporting period ending after December 15, 2003 and to all non special-purpose entities that qualify as variable interest entities no later than the end of the first reporting period ending after March 15, 2004. At March 27, 2004, the Company did not have any entities that required disclosure or new consolidation as a result of adopting the provisions of FIN 46 or FIN 46R.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to the disclosure provided in Note 6, “Litigation, Commitments and Contingencies” to the Condensed Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q, which disclosure is incorporated herein.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1	Separation Agreement dated January 30, 2004, by and between Global Power Equipment Group Inc. and Gary J. Obermiller.

10.2	Consulting Agreement dated January 30, 2004, by and between Global Power Equipment Group Inc. and Gary J. Obermiller.

10.3	Employment Agreement, dated February 12, 2004, by and among Global Power Equipment Group Inc., Deltak, L.L.C. and Monte E. Ness.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

(1)	Form 8-K dated January 30, 2004 filed to report certain management changes under Item. 5.

(2)	Form 8-K dated February 17, 2004, filed to report under Item 12 earnings for the quarter and fiscal year ended December 27, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Power Equipment Group Inc.

DATED: May 6, 2004	By: /s/ Larry Edwards
Larry Edwards
Chairman, Chief Executive Officer and President

Global Power Equipment Group Inc.

DATED: May 6, 2004	By: /s/ James P. Wilson
James P. Wilson
Chief Financial Officer and Vice President of Finance
(Principal Financial Officer)

Exhibit Index

Exhibit No.

10.1	Separation Agreement dated January 30, 2004, by and between Global Power Equipment Group Inc. and Gary J. Obermiller.

10.2	Consulting Agreement dated January 30, 2004, by and between Global Power Equipment Group Inc. and Gary J. Obermiller.

10.3	Employment Agreement, dated February 12, 2004, by and among Global Power Equipment Group Inc., Deltak, L.L.C. and Monte E. Ness.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.