Form 10-K/A
period 2003-12-27
GLOBAL POWER EQUIPMENT GROUP INC/
filed 2004-05-14
CIK 1136294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the annual meeting of stockholders to be held May 26, 2004 are incorporated by reference into Part III.

GLOBAL POWER EQUIPMENT GROUP INC.

FORM 10-K/A

December 27, 2003

EXPLANATORY NOTE

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is filing an amendment on Form 10-K/A to amend certain items in our Annual Report on Form 10-K for the fiscal year ended December 27, 2003 that was originally filed on March 9, 2004 (the “Annual Report”).

The specific items amended in the Annual Report are Items 6, 7 and 8 of Part II and Item 15 of Part IV. The changes to items 6, 7 and 8 relate to the restatement of our 2001 and 2000 consolidated financial statements and certain other financial information to reclassify losses on extinguishment of debt from an extraordinary loss to continuing operations as required by Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No.145”). The provisions of SFAS No. 145, related to the rescission of SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt,” require the Company to reclassify prior period items into continuing operations that do not meet the extraordinary classification. These restatements had no effect on the Company’s reported net income, financial position or cash flows. The Exhibit Index in Item 15 is amended to reflect the inclusion of updated certifications of certain executive officers and consent letter from PricewaterhouseCoopers LLP. In this Form 10-K/A, the Company included all other Items that were part of the Annual Report, which were not specifically amended.

This Form 10-K/A does not reflect events occurring subsequent to the filing of the Annual Report.

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

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data of Global Power Equipment Group Inc. as of the dates indicated. The financial data for fiscal years 2003, 2002, 2001, 2000 and 1999 have been derived from our audited consolidated financial statements after reflecting certain adjustments as discussed in (5). Such data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of this Form 10-K/A.

	Fiscal Year
	2003	2002	2001 Restated (5)	2000 Restated (5)	1999
	(in thousands, except per common share data)
Results of Operations Data:
Revenues	$263,778	$586,805	$723,504	$416,591	$275,199
Cost of sales	192,281	455,339	591,958	345,688	226,051

Gross profit	71,497	131,466	131,546	70,903	49,148
Selling and administrative expenses	38,083	42,212	40,333	27,045	23,166
Recapitalization charge (1)	—	—	—	38,114	—
Amortization expense	—	—	1,716	1,250	1,100

Operating income	33,414	89,254	89,497	4,494	24,882
Interest expense	1,504	4,210	15,896	12,175	3,410
Loss on debt extinguishment (5)	—	—	29,607	2,477	—

Income (loss) before income taxes	31,910	85,044	43,994	(10,158)	21,472
Income tax provision (benefit)	12,126	33,167	11,358	(1,374)	1,087
Income tax benefit from tax status change (2)	—	—	(88,000)	—	—

Net income (loss)	19,784	51,877	120,636	(8,784)	20,385
Preferred stock dividend	—	—	(2,947)	(3,386)	(420)

Net income (loss) available to common stockholders	$19,784	$51,877	$117,689	$(12,170)	$19,965

Per Common Share Data (3), (4):
Earnings (loss) per common share:
Basic income (loss) per common share
Net income (loss) available to common stockholders	$0.44	$1.18	$3.00	$(0.03)	$0.03

Diluted income (loss) per common share
Net income (loss) available to common stockholders	$0.43	$1.14	$2.87	$(0.03)	$0.03

Weighted average common shares outstanding:
Basic	44,521	43,959	39,275	388,456	633,417
Diluted	45,911	45,636	41,011	388,456	788,176

	Fiscal Year
	2003	2002	2001	2000	1999
	(in thousands, except share and per common share data)
Other Financial Data:
Depreciation and amortization	$4,202	$4,625	$6,684	$4,311	$3,126
Capital expenditures	411	2,869	11,559	2,187	2,375
Net cash provided by (used in):
Operating activities	24,381	103,088	12,018	24,789	39,466
Investing activities	195	(2,661)	(11,559)	(19,840)	1,393
Financing activities	(34,667)	(45,548)	(24,332)	10,246	(39,469)

Balance Sheet Data (at end of period):
Property, plant and equipment, net	20,740	25,469	27,810	19,433	15,071
Total assets	280,996	369,704	430,631	245,693	131,493
Total debt	24,963	60,073	105,629	219,094	27,421

(1)	In fiscal year 2000, we incurred a non-recurring recapitalization charge associated with the cancellation of options outstanding as of the closing date of the August 2000 recapitalization.

(2)	Due to the Company’s change in tax status from a limited liability company (LLC) to a taxable entity on the date of its IPO, the Company was required to record all deferred tax assets and liabilities, which were previously the responsibility of the LLC members. As a result, the Company recorded a net deferred tax asset on the date of the reorganization of approximately $88.0 million and recorded a corresponding $88.0 million income tax benefit.

(3)	Income (loss) per common share is calculated by dividing income after adjusting for preferred dividends by the weighted-average number of common units outstanding during each period. Preferred dividends were $0.4 million, $3.4 million and $2.9 million for fiscal years 1999, 2000 and 2001, respectively. No preferred dividends were paid in 2002 and 2003.

(4)	The share and per share amounts for 1999 and 2000 are not comparable to the other years presented as the weighted average common shares outstanding for 1999 and 2000 do not reflect the conversion of the common units to common shares at a ratio of 28.1 to 1.0.

(5)	Pursuant to the requirements of SFAS No. 145, the 2001 and 2000 losses on debt extinguishment have been reclassified from extraordinary to income from continuing operations as discussed in Note 16 to the consolidated financial statements.

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

In connection with the reorganization and the IPO, the Company refinanced a portion of its outstanding indebtedness. The Company used a portion of the net proceeds from the IPO to repay $27.5 million of its outstanding senior subordinated loan and $85.4 million of the outstanding balance of its outstanding senior term loans under its senior credit facility. The Company refinanced the remaining balance on its senior term loans under its senior credit facility using the proceeds of a term loan under an amended and restated senior credit facility. For additional information, see “Liquidity and Capital Resources” below. This refinancing of the Company’s outstanding indebtedness in May 2001 resulted in an approximate $13.7 million loss from the write-off of deferred financing costs and debt discount, as well as prepayment premiums relating to the prepayment of long-term debt.

On June 15, 2001, the Company retired the remaining $40.0 million of its senior subordinated loan with the proceeds of a $35.0 million increase to the new term loan facility and $5.0 million on the Company’s revolving credit facility. This debt extinguishment resulted in an approximate $15.9 million loss from the write-off of deferred financing costs and debt discount, as well as prepayment premiums relating to the prepayment of long-term debt. These amounts were charged to earnings in the second quarter of fiscal 2001.

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

Revenue Recognition - GPEG currently has two segments: Heat Recovery Equipment and Auxiliary Power Equipment. Revenues and cost of sales for our Heat Recovery Equipment segment are recognized on the percentage-of-completion method based on the percentage of actual hours incurred to date in relation to total estimated hours for each contract. Our estimate of the total hours to be incurred at any particular time has a significant impact on the revenue recognized for the respective period. The percentage-of-completion method is only allowed under certain circumstances in which the revenue process is long-term in nature (often in excess of one year), the products sold are highly customized and a process is in place whereby revenues, costs and margins can be accurately estimated. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income, and the effects of such revisions are recognized in the period that the revisions are determined. Under percentage-

of-completion accounting, management must also make key judgments in areas such as percent complete, estimates of project costs and margin, estimates of total and remaining project hours and liquidated damages assessments. Any deviations from estimates could have a significant positive or negative impact on the results of operations. A one percent fluctuation of our estimate of percent complete would have increased or decreased 2003 revenues by approximately $1.2 million.

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

Results of Operations

The table below represents the operating results of the Company for the periods indicated (in thousands except per share amounts):

	2003	2002	2001 Restated (2)
Revenues	$263,778	$586,805	$723,504
Cost of sales	192,281	455,339	591,958

Gross profit	71,497	131,466	131,546
Selling and administrative expenses	38,083	42,212	40,333
Amortization expense	—	—	1,716

Operating income	33,414	89,254	89,497
Interest expense	1,504	4,210	15,896
Loss on debt extinguishment	—	—	29,607

Income before income taxes	31,910	85,044	43,994
Income tax provision	12,126	33,167	11,358
Income tax benefit from tax status change	—	—	(88,000)

Net income	19,784	51,877	120,636
Preferred dividend	—	—	(2,947)

Net income available to common stockholders	$19,784	$51,877	$117,689

Per Common Share Data (1):
Earnings per common share:
Basic income per common share
Net income available to common shareholders	$0.44	$1.18	$3.00

Diluted income per common share
Net income available to common shareholders	$0.43	$1.14	$2.87

Weighted average common shares outstanding:
Basic	44,521	43,959	39,275
Diluted	45,911	45,636	41,011

(1)	Income per common share is calculated by dividing net income after adjusting for preferred dividends by the weighted average number of common shares outstanding during each period.

(2)	Pursuant to the requirements of SFAS No. 145, the 2001 loss on debt extinguishment has been reclassified from extraordinary to income from continuing operations as discussed in Note 16 to the consolidated financial statements.

	2003	2002	2001
Net income available to common stockholders	$19,784	$51,877	$117,689
Add (less):
Preferred dividend	—	—	2,947
Loss on debt extinguishment, net of tax	—	—	18,060
Income tax benefit from tax status change	—	—	(88,000)
Reduced tax provision due to non-taxable status prior to IPO	—	—	(8,607)
Effect of debt restructuring	—	—	6,394
IPO related compensation charge and other	—	—	804

Adjusted net income available to common stockholders (1)	$19,784	$51,877	$49,287

Diluted adjusted net income per common share (1):
Diluted shares outstanding	45,911	45,636	46,874 (2)

Net income available to common stockholders	$0.43	$1.14	$1.05

(1)	Adjusted net income and diluted adjusted net income per share are not measures of financial performance under generally accepted accounting principles (GAAP). Adjusted net income and diluted adjusted net income per share represent non-GAAP financial measurements of net income and diluted earnings per share by excluding the effects of each of the items set forth in the reconciliation from the Company’s reported net income in accordance with GAAP in the table above. Management believes that the exclusion of these items, which represent typically non-recurring from reported net income and diluted earnings per share provides useful information to investors and management because it better represents the operating performance of the Company and provides a useful means for evaluating the Company’s operating results from year-to-year on a comparable basis. These non-GAAP measurements are not intended to replace the presentation of our financial results in accordance with GAAP.

(2)	Adjusted from actual weighted average shares for 2001 of 41,011 to include all issued and outstanding common stock of 43,953 and 2,921 granted stock options on a non-weighted average basis.

	2003	2002	2001
EBITDA calculation:
Net Income	$19,784	$51,877	$120,636
Add:
Interest expense	1,504	4,210	15,896
Income taxes	12,126	33,167	(65,095)
Depreciation and amortization	3,563	3,682	4,864

EBITDA (1)	36,977	92,936	76,301
Add:
Loss on debt extinguishment, net of tax	—	—	18,060

Adjusted EBITDA (2)	$36,977	$92,936	$94,361

(1)	EBITDA, represents income before income taxes plus interest, depreciation and amortization. EBITDA is presented because we believe that it is a useful measure of evaluating our financial performance because of its focus on our results from operations before interest, income taxes, depreciation and amortization. EBITDA is utilized for internal analysis of our operations and of operating subsidiaries. EBITDA is not a measure of financial performance under GAAP and should not be considered in isolation or as an alternative to other financial measures determined under GAAP. However, EBITDA is widely used by investors, financial analysts and rating agencies as an alternative measure of evaluating, comparing and rating operating performance. EBITDA as presented herein may not be comparable to similarly-titled measures reported by other companies. A reconciliation of EBITDA to net income available to common shareholders, the most directly comparable GAAP financial measure, as well as additional information concerning EBITDA, is set forth in the table above.

(2)	Adjusted EBITDA is presented to exclude certain losses and charges related to one-time transactional events or settlements. Management believes that exclusion of such losses and charges more properly reflects performance of our ongoing operations and provides better comparability among our annual results in connection with our internal analysis of EBITDA as discussed in note (1) above. Adjusted EBITDA may not be comparable to similarly-titled measures reported by other companies. A reconciliation of Adjusted EBITDA to net income available to common shareholders is set forth in the table above.

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

The following table sets forth our segment revenues for fiscal years 2003 and 2002 (dollars in thousands):

	Revenues
	Fiscal Year 2003	Fiscal Year 2002	Percentage Change
Heat recovery equipment segment:
HRSGs	$86,667	$231,019	-62.5%
Specialty boilers	33,226	77,609	-57.2%

Total segment revenues	$119,893	$308,628	-61.2%

Auxiliary power equipment segment:
Exhaust systems	$48,463	$67,375	-28.1%
Inlet systems	58,897	134,153	-56.1%
Other	36,525	76,649	-52.3%

Total segment revenues	$143,885	$278,177	-48.3%

Total revenues	$263,778	$586,805	-55.0%

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

Loss on Debt Extinguishment

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

A loss on these debt extinguishments of approximately $29.6 million was recognized during 2001. The loss included $13.4 million of retirement premiums, $8.0 million write-off of the senior subordinated loan discount, and $8.2 million write-off of associated debt issuance costs.

No such losses were recognized in 2002.

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

The Company used a portion of the net proceeds of the 2001 IPO to (i) repay approximately $86.3 million of its outstanding indebtedness under the senior credit facility, including accrued and unpaid interest of $0.9 million, (ii) repay $27.5 million of its senior subordinated loan, plus accrued and unpaid interest, and (iii) pay related prepayment premiums, fees and expenses that amounted to an $13.7 million loss. The Company extinguished the remaining borrowings under the senior credit facility outstanding after the application of the net proceeds of the IPO by using the proceeds of new loans under an amended and restated senior credit facility described below.

In connection with the completion of the IPO on May 23, 2001, the Company entered into an amended and restated senior credit facility from a syndicate of lenders. The amended and restated senior credit facility provided for term loans of up to $60.0 million and a revolving credit facility of up to $75.0 million. The amended and restated senior credit facility was further amended on June 15, 2001 to provide for term loans of up to $95.0 million. Outstanding loans under the amended and restated senior credit facility mature in May 2005. During June 2001, the Company utilized $60.0 million of term loans to pay remaining borrowings under the old senior credit facility and $35.0 million of term loans and $15.0 million under the revolving facility to pay off the remaining $40.0 million senior subordinated loan outstanding and accrued interest and prepayment penalties. As a result of this debt extinguishment, the Company recorded an additional $15.9 million loss.

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

As discussed above, the consolidated financial statements of Global Power Equipment Group Inc. for the period ended December 29, 2001, were audited by other independent accountants who have ceased operations. As described in Note 16, these consolidated financial statements have been revised to reflect a change in classification of the loss on extinguishment of debt. We audited the adjustments described in Note 16 that were applied to revise the 2001 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota

February 13, 2004, except for Note 16, which is as of May 12, 2004

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Global Power Equipment Group Inc.’s filing on Form 10-K for the fiscal year ended December 29, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K/A for the fiscal year ended December 27, 2003.

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

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	For the Year Ended December 27, 2003	For the Year Ended December 28, 2002	For the Year Ended December 29, 2001 (Restated See Note 16)
Revenues	$263,778	$586,805	$723,504
Cost of sales	192,281	455,339	591,958

Gross profit	71,497	131,466	131,546
Selling and administrative expenses	38,083	42,212	40,333
Amortization expense	—	—	1,716

Operating income	33,414	89,254	89,497
Interest expense	1,504	4,210	15,896
Loss on debt extinguishment	—	—	29,607

Income before income taxes	31,910	85,044	43,994
Income tax provision	12,126	33,167	11,358
Income tax benefit from tax status change	—	—	(88,000)

Net income	19,784	51,877	120,636
Preferred dividend	—	—	(2,947)

Net income available to common stockholders	$19,784	$51,877	$117,689

Earnings per weighted average common share:
Basic:
Net income available to common stockholders	$0.44	$1.18	$3.00

Weighted average number of shares of common stock outstanding - basic	44,521	43,959	39,275

Diluted:
Net income available to common stockholders	$0.43	$1.14	$2.87

Weighted average number of shares of common stock outstanding - diluted	45,911	45,636	41,011

Unaudited pro forma amounts to reflect pro forma income taxes and adjustment of tax benefit from tax status change (Note 2)
Income before income taxes			$43,994
Income tax provision			11,358

Income before income tax benefit from tax status change			$32,636

Income per common share:
Basic income per common share			$0.83
Diluted income per common share			0.80

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

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except unit and share amounts)

	Mandatorily redeemable preferred units		Common units Series A		Common Stock				Undistributed earnings (deficit)	Accumulated other comprehensive income (loss)	Total
	Number of Units	Amount	Number of Units	Amount	Shares	Amount	Paid-in Capital Deficit	Retained earnings
Balance, December 30, 2000	1,008,968	$98,912	1,122,280	$10,686	—	$—	$—	$—	$(267,111)	$(57)	$(157,570)
Preferred dividend	—	2,947	—	—	—	—	—	—	(2,947)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	841	52	—	893
Preferred distribution	—	(6,334)	—	—	—	—	—	—	—	—	(6,334)
Tax distributions	—	—	—	—	—	—	—	—	(11,665)	—	(11,665)
Exchange of membership units for common shares (Note 3)	(1,008,968)	(95,525)	(1,122,280)	(10,686)	36,603,340	366	105,845	—	—	—	—
Effect of reorganization (Note 3)	—	—	—	—	—	—	(265,343)	—	265,343	—	—
Issuance of common stock	—	—	—	—	7,350,000	74	131,169	—	—	—	131,243
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	(23)	(23)
Net income	—	—	—	—	—	—	—	104,308	16,328	—	120,636

Balance, December 29, 2001	—	—	—	—	43,953,340	440	(28,329)	105,149	—	(80)	77,180
Exercise of options	—	—	—	—	23,339	—	8	—	—	—	8
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	902	902
Net income	—	—	—	—	—	—	—	51,877	—	—	51,877

Balance, December 28, 2002	—	—	—	—	43,976,679	440	(28,321)	157,026	—	822	129,967
Exercise of options	—	—	—	—	1,231,251	12	431	—	—	—	443
Tax benefit on exercise of stock options	—	—	—	—	—	—	2,393	—	—	—	2,393
Stock-based compensation	—	—	—	—	—	—	5	—	—	—	5
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,794	1,794
Net income	—	—	—	—	—	—	—	19,784	—	—	19,784

Balance, December 27, 2003	—	$—	—	$—	45,207,930	$452	$(25,492)	$176,810	$—	$2,616	$154,386

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

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Income Per Common Share

Basic and diluted income per common share are calculated as follows:

	2003	2002	2001 (Restated See Note 16)
	(in thousands, except per share amounts)
Numerator:
Net income	$19,784	$51,877	$120,636
Preferred stock dividend	—	—	(2,947)

Net income available to common stockholders	$19,784	$51,877	$117,689

Basic earnings per common share:
Denominator:
Weighted average shares outstanding	44,520,607	43,958,918	39,275,398

Net income available to common stockholders	$0.44	$1.18	$3.00

Diluted earnings per common share:
Denominator:
Weighted average shares outstanding	44,520,607	43,958,918	39,275,398
Dilutive effect of options to purchase common stock	1,390,217	1,676,626	1,735,489

Weighted average shares outstanding assuming dilution	45,910,824	45,635,544	41,010,887

Net income available to common stockholders	$0.43	$1.14	$2.87

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

Periodically, the Company uses derivative financial instruments in the management of its foreign currency exchange and interest rate exposures. As of December 27, 2003, there were foreign currency forward exchange contracts totaling approximately $1.4 million with varying amounts due through May 2004. Currently, the company recognizes changes in fair values of the forward agreements through earnings. The fair value of unrealized gains on the forward agreements of approximately $0.1 million at December 27, 2003 are included in earnings. As of December 28, 2002, notional amounts outstanding under foreign currency forward exchange agreements were approximately $6.0 million. The fair value of the unrealized gains on the forward agreements were approximately $0.4 million at December 28, 2002, recognized through earnings. No foreign currency forward exchange contract amounts were outstanding at December 29, 2001.

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

Basic income per common share :
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

4. DEBT EXTINGUISHMENT (SEE NOTE 16)

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

A loss on these debt extinguishments of approximately $29.6 million was recognized during 2001. The loss included $13.4 million of retirement premiums, $8.0 million write-off of the senior subordinated loan discount, and $8.2 million write-off of associated debt issuance costs.

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

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following summarizes the income tax provision (benefits) for the fiscal years 2003, 2002 and 2001 (in thousands, does not reflect effects of recognition of deferred tax asset upon conversion to a taxable entity):

	2003	2002	2001 (Restated See Note 16)
Current:
Federal	$(2,571)	$23,002	$10,508
State	207	2,682	1,036
Foreign	3,026	4,148	1,613

Total current	662	29,832	13,157
Deferred	11,464	3,335	(1,799)

Income tax provision	$12,126	$33,167	$11,358

Income before the provision for income taxes for the tax years 2003, 2002 and 2001 was as follows (in thousands, in 2001, with the exception of some of the company’s subsidiaries, the Company became subject to corporate income taxes after the effective date of our IPO or May 18, 2001):

	2003	2002	2001 (Restated See Note 16)
Domestic	$23,478	$72,630	$26,507
Foreign	8,432	12,414	2,617

Total	$31,910	$85,044	$29,124

As of December 27, 2003 and December 28, 2002, respectively, the components of deferred income taxes consist of the following (in thousands):

	2003	2002
Assets:
Cost in excess of net assets of business acquired	$58,718	$66,574
Inventories	9,637	14,071
Reserves and other accruals	6,840	7,525
Accrued compensation and benefits	633	789
Tax credit carryforward	—	680
Other expenses not currently deductible	211	644

Total assets	76,039	90,283
Liabilities:
Property and equipment	(3,630)	(3,095)

Net deferred tax assets	$72,409	$87,188

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

Accounting policies used by the segments are the same as those described in Note 2. Intersegment revenues and transactions were not significant. Corporate assets consist primarily of cash and deferred tax assets. Capital expenditures do not include amounts arising from the acquisition of businesses. Expenses associated with the loss on debt extinguishment have not been allocated. Interest income has not been allocated as cash management activities are handled at a corporate level.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following table presents information about segment income and assets:

	Heat Recovery Equipment	Auxiliary Power Equipment
	(in thousands)
2003
Revenues	$119,893	$143,885
Interest expense	812	1,260
Depreciation and amortization	1,334	2,175
Income tax provision	1,557	10,886
Segment income	2,500	17,805
Assets	77,027	97,545
Capital expenditures	75	226

2002
Revenues	$308,628	$278,177
Interest expense	1,784	2,624
Depreciation and amortization	1,428	2,218
Income tax provision	11,729	21,900
Segment income	18,345	34,254
Assets	139,637	106,763
Capital expenditures	569	2,281

2001
Revenues	$442,319	$281,185
Interest expense	5,798	10,326
Depreciation and amortization	2,134	2,621
Income tax provision	10,608	12,735
Segment income	29,073	23,023
Assets	207,547	146,573
Capital expenditures	1,073	10,429

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

The following tables present information which reconciles segment information to consolidated totals:

	2003	2002	2001 (Restated See Note 16)
	(in thousands)

Total segment income	$20,305	$52,599	$52,096
Tax benefit from tax status change	—	—	88,000
Unallocated loss on debt extinguishment, net of tax	—	—	(18,060)
Unallocated interest income	560	198	228
Other	(1,081)	(920)	(1,628)

Consolidated income	$19,784	$51,877	$120,636

	December 27, 2003	December 28, 2002	December 29, 2001
	(in thousands)
Assets
Total segment assets	$174,572	$246,400	$354,121
Corporate cash and cash equivalents	42,172	52,805	707
Other unallocated amounts, principally deferred tax assets	64,252	70,499	75,803

Consolidated assets	$280,996	$369,704	$430,631

	2003
	Segment Totals	Adjustments	Consolidated Totals
	(in thousands)
Other Significant Items
Interest expense	$2,072	$—	$2,072
Interest income	8	560	568
Expenditures for assets	301	110	411
Depreciation and amortization	3,509	54	3,563

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

	2002
	Segment Totals	Adjustments	Consolidated Totals
	(in thousands)
Interest expense	$4,408	$—	$4,408
Interest income	—	198	198
Expenditures for assets	2,850	19	2,869
Depreciation and amortization	3,646	36	3,682

	2001
	Segment Totals	Adjustments	Consolidated Totals
	(in thousands)
Interest expense	$16,124	$—	$16,124
Interest income	—	228	228
Expenditures for assets	11,502	57	11,559
Depreciation and amortization	4,755	109	4,864
Product Revenues
The following table represents revenues by product group:
	2003	2002	2001
	(in thousands)
Heat recovery equipment segment:
HRSGs	$86,667	$231,019	$324,211
Specialty boilers	33,226	77,609	118,108

	119,893	308,628	442,319

Auxiliary power equipment segment:
Exhaust systems	$48,463	$67,375	$123,919
Inlet systems	58,897	134,153	86,798
Other	36,525	76,649	70,468

	143,885	278,177	281,185

Total	$263,778	$586,805	$723,504

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

16. RESTATEMENT OF FINANCIAL STATEMENTS RELATED TO THE RECLASSIFICATION OF DEBT       EXTINGUISHMENT COSTS

SFAS 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13 and Technical Corrections” became effective for fiscal years beginning after May 15, 2002. This statement eliminates the requirement that gains and losses on the early extinguishment of debt be classified as extraordinary items and provides guidance when the gain or loss on the early retirement of debt should or should not be reflected as an extraordinary item. This statement requires retroactive reclassification of such amounts into income from continuing operations if such amounts are no longer considered to be extraordinary items. Accordingly, the Company has restated its Consolidated Statement of Income for the year ended December 29, 2001 to reclassify the loss on extinguishment of debt of $18,060 (net of $11,547 of income tax benefit) to continuing operations. The restatement did not have any impact on the consolidated financial position, net income, or cash flows of the Company.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS – (continued)

Following is a summary of the impact of the restatement on the Consolidated Statement of Income for the year ended December 29, 2001 (in thousands, except per share amounts):

	For the Year Ended December 29, 2001
	As Previously Reported	As Restated
Revenues	$723,504	$723,504
Cost of sales	591,958	591,958

Gross Profit	131,546	131,546
Selling and administrative expenses	40,333	40,333
Amortization expense	1,716	1,716

Operating income	89,497	89,497
Interest expense	15,896	15,896
Loss on debt extinguishment	—	29,607

Income before income taxes	73,601	43,994
Income tax provision	22,905	11,358
Income tax benefit from tax status change	(88,000)	(88,000)

Income before extraordinary item	138,696	120,636
Extraordinary loss on debt extinguishment, net of tax	(18,060)	—

Net Income	$120,636	$120,636

Earnings per weighted average common share:
Basic:
Income before extraordinary loss	$3.46	$3.00
Extraordinary loss	(0.46)	—

Net income available to common stockholders	$3.00	$3.00

Diluted:
Income before extraordinary loss	$3.31	$2.87
Extraordinary loss	(0.44)	—

Net income available to common stockholders	$2.87	$2.87

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

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by this Item with respect to the Company’s directors and certain beneficial owners of the Company’s common stock is incorporated herein by reference from the sections of the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders to be held May 26, 2004 (the “Proxy Statement”) entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The information required by this Item with respect to the Company’s executive officers appears at Item 4A of Part I of this Form 10-K/A.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is incorporated herein by reference from the section of the Proxy Statement entitled “Audit Related Matters.”

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.	FinancialStatements.

See Item 8 of Part II of this report.

2.	Exhibits

3.1	Amended and Restated Certificate of Incorporation of Global Power Equipment Group Inc. (incorporated by reference to Exhibit 3.1(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

3.2	Amended and Restated By-Laws of Global Power Equipment Group Inc., as amended by the Board of Directors on October 23, 2003 (previously filed in the Company’s December 27, 2003 Form 10-K).

4.1	Form of Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed May 16, 2001 (No. 333-56832), as amended (the “S-1 Registration Statement”)).

10.1	Management Agreement by and between Harvest Partners, Inc. and Global Energy Equipment Group, L.L.C. (incorporated by reference to Exhibit 10.2 to the S-1 Registration Statement).

10.2	First Amendment to Management Agreement, dated April 27, 2001, by and between Harvest Partners, Inc. and Global Energy Equipment Group, L.L.C. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.3	Letter Agreement, dated April 27, 2001, between Global Energy Equipment Group, L.L.C. and Harvest Partners, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.4	Registration Rights Agreement, dated as of May 7, 2001, by and among Global Power Equipment Group Inc., Harvest Partner III, L.P., SMC Power Holding LLC, each of the other stockholders of Global Power Equipment Group Inc. listed on Exhibit A thereto, Cascade Investment Partners, L.L.C., each of the management stockholders identified as such on Exhibit B thereto, Donaldson, Lufkin & Jenrette Securities Corporation and each of the other stockholders of GEEG Acquisition Holdings Corp. identified as such on Exhibit C thereto, and each of the former members of GEEG Acquisition Holdings L.L.C. identified as such on Exhibit D thereto. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.5	Assignment, Amendment and Restatement Agreement, dated as of May 23, 2001, by and among Global Power Equipment Group Inc., certain subsidiaries of Global Power Equipment Group Inc. and certain lenders listed thereto, and Bankers Trust Company, as administrative agent (incorporated by reference to Exhibit 10.4(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.6	Consent and First Amendment to Amended and Restated Credit Agreement, dated as of June 15, 2001, by and among Global Power Equipment Group Inc., certain financial institutions signatories thereto, and Banker Trust Company, as administrative agent to said financial institutions (incorporated by reference to Exhibit 10.4(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.7	Second Amendment to Amended and Restated Credit Agreement, dated as of June 27, 2001, by and among Global Power Equipment Group Inc., certain financial institutions signatories thereto, and Banker Trust Company, as administrative agent to said financial institutions (incorporated by reference to Exhibit 10.4(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.8	Third Amendment to Amended and Restated Credit Agreement, dated as of November 2, 2001, by and among Global Power Equipment Group Inc., certain financial institutions signatories thereto, and Banker Trust Company, as administrative agent to said financial institutions (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.9	Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 14, 2002, by and among Global Power Equipment Group Inc., certain financial institutions signatories thereto, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, as administrative agent to said financial institutions (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002).

10.10*	2003 Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 27, 2003).

10.11*	Employment Agreement, dated May 1, 2002, by and between Global Power Equipment Group Inc. and Larry D. Edwards (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2002).

10.12*	Employment Agreement, dated May 1, 2002, by and between Global Power Equipment Group Inc. and Michael H. Hackner (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2002).

10.13*	Employment Agreement, dated May 1, 2002, by and among Global Power Equipment Group Inc., Deltak, L.L.C. and Gary Obermiller (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2002).

10.14*	Employment Agreement, dated May 1, 2002, by and among Global Power Equipment Group Inc., Braden Manufacturing, L.L.C. and Gene F. Schockemoehl (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2002).

10.15*	GEEG Holdings, L.L.C. 2000 Option Plan (incorporated by reference to Exhibit 10.12 to the S-1 Registration Statement).

10.16	Exchange Agreement by and among the members of GEEG Holdings, L.L.C. and Global Power Equipment Group Inc. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.17*	Amendment No. 1 to the GEEG Holdings, L.L.C. 2000 Option Plan (incorporated by reference to Exhibit 10.20 to the S-1 Registration Statement).

10.18*	Amendment No. 2 to the GEEG Holdings, L.L.C. 2000 Option Plan (incorporated by reference to Exhibit 10.21 to the S-1 Registration Statement).

10.19*	Amendment No. 3 to the GEEG Holdings, L.L.C. 2000 Option Plan. (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.20*	Global Power Equipment Group Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.16 to the S-1 Registration Statement).

10.21*	Employment Agreement, dated October 31, 2000 by and between Consolidated Fabricators, Inc., and John L. McSweeney (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.22*	Retirement Benefits Agreement dated October 23, 2003, by and between Global Power Equipment Group Inc. and Larry D. Edwards. (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 27, 2003).

10.23*	Separation Agreement dated October 23, 2003, by and between Global Power Equipment Group Inc. and Michael H. Hackner. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 27, 2003).

10.24*	Consulting Agreement dated October 23, 2003, by and between Global Power Equipment Group Inc. and Michael H. Hackner (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 27, 2003).

10.25*	Extension Agreement dated December 12, 2003, by and between Global Power Equipment Group Inc. and Michael H. Hackner (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 27, 2003).

10.26*	Employment Agreement, dated May 1, 2002, by and between Global Power Equipment Group Inc. and James P. Wilson (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 27, 2003).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 27, 2003).

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Notice regarding consent of Arthur Andersen LLP (incorporated by reference to Exhibit 23.2 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2002).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K

Form 8-K dated October 24, 2003 filed to report new strategic initiatives, management changes and overall Company-wide restructuring program.

Form 8-K dated October 27, 2003 filed to report earnings for the third quarter ended September 27, 2003.

No other reports on Form 8-K were filed during the fourth quarter of the fiscal year ended December 27, 2003.

Page
(d) Financial Statement Schedules
Reports of Independent Public Auditors/Accountants	70-71
Schedule II—Valuation and Qualifying Accounts	72

Report of Independent Auditors on

Financial Statement Schedule

To the Shareholders and Board of Directors of Global Power Equipment Group Inc.:

Our audit of the consolidated financial statements referred to in our report dated February 13, 2004, except for Note 16, which is as of May 12, 2004, appearing in this Form 10-K/A also included an audit of the financial statement schedule for the years ended December 27, 2003 and December 28, 2002 listed in Item 15(d) of this Form 10-K/A. In our opinion, the financial statement schedule as it relates to the years ended December 27, 2003 and December 28, 2002 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota

February 13, 2004, except for Note 16, which is as of May 12, 2004

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Global Power Equipment Group Inc.’s filing on Form 10-K for the fiscal year ended December 29, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K/A for the fiscal year ended December 27, 2003.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2004.

Global Power Equipment Group Inc.

BY	/s/ LARRY EDWARDS

Larry Edwards Chief Executive Officer, President and Chairman of the Board

INDEX TO EXHIBITS

3.1	Amended and Restated Certificate of Incorporation of Global Power Equipment Group Inc. (incorporated by reference to Exhibit 3.1(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

3.2	Amended and Restated By-Laws of Global Power Equipment Group Inc., as amended by the Board of Directors on October 23, 2003 (previously filed in the Company’s December 27, 2003 Form 10-K).

4.1	Form of Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed May 16, 2001 (No. 333-56832), as amended (the “S-1 Registration Statement”)).

10.1	Management Agreement by and between Harvest Partners, Inc. and Global Energy Equipment Group, L.L.C. (incorporated by reference to Exhibit 10.2 to the S-1 Registration Statement).

10.2	First Amendment to Management Agreement, dated April 27, 2001, by and between Harvest Partners, Inc. and Global Energy Equipment Group, L.L.C. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.3	Letter Agreement, dated April 27, 2001, between Global Energy Equipment Group, L.L.C. and Harvest Partners, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.4	Registration Rights Agreement, dated as of May 7, 2001, by and among Global Power Equipment Group Inc., Harvest Partner III, L.P., SMC Power Holding LLC, each of the other stockholders of Global Power Equipment Group Inc. listed on Exhibit A thereto, Cascade Investment Partners, L.L.C., each of the management stockholders identified as such on Exhibit B thereto, Donaldson, Lufkin & Jenrette Securities Corporation and each of the other stockholders of GEEG Acquisition Holdings Corp. identified as such on Exhibit C thereto, and each of the former members of GEEG Acquisition Holdings L.L.C. identified as such on Exhibit D thereto. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.5	Assignment, Amendment and Restatement Agreement, dated as of May 23, 2001, by and among Global Power Equipment Group Inc., certain subsidiaries of Global Power Equipment Group Inc. and certain lenders listed thereto, and Bankers Trust Company, as administrative agent (incorporated by reference to Exhibit 10.4(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.6	Consent and First Amendment to Amended and Restated Credit Agreement, dated as of June 15, 2001, by and among Global Power Equipment Group Inc., certain financial institutions signatories thereto, and Banker Trust Company, as administrative agent to said financial institutions (incorporated by reference to Exhibit 10.4(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.7	Second Amendment to Amended and Restated Credit Agreement, dated as of June 27, 2001, by and among Global Power Equipment Group Inc., certain financial institutions signatories thereto, and Banker Trust Company, as administrative agent to said financial institutions (incorporated by reference to Exhibit 10.4(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.8	Third Amendment to Amended and Restated Credit Agreement, dated as of November 2, 2001, by and among Global Power Equipment Group Inc., certain financial institutions signatories thereto, and Banker Trust Company, as administrative agent to said financial institutions (incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.9	Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 14, 2002, by and among Global Power Equipment Group Inc., certain financial institutions signatories thereto, and Deutsche Bank Trust Company Americas, formerly known as Bankers Trust Company, as administrative agent to said financial institutions (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2002).

10.10*	2003 Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 27, 2003).

10.11*	Employment Agreement, dated May 1, 2002, by and between Global Power Equipment Group Inc. and Larry D. Edwards (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2002).

10.12*	Employment Agreement, dated May 1, 2002, by and between Global Power Equipment Group Inc. and Michael H. Hackner (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2002).

10.13*	Employment Agreement, dated May 1, 2002, by and among Global Power Equipment Group Inc., Deltak, L.L.C. and Gary Obermiller (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2002).

10.14*	Employment Agreement, dated May 1, 2002, by and among Global Power Equipment Group Inc., Braden Manufacturing, L.L.C. and Gene F. Schockemoehl (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2002).

10.15*	GEEG Holdings, L.L.C. 2000 Option Plan (incorporated by reference to Exhibit 10.12 to the S-1 Registration Statement).

10.16	Exchange Agreement by and among the members of GEEG Holdings, L.L.C. and Global Power Equipment Group Inc. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.17*	Amendment No. 1 to the GEEG Holdings, L.L.C. 2000 Option Plan (incorporated by reference to Exhibit 10.20 to the S-1 Registration Statement).

10.18*	Amendment No. 2 to the GEEG Holdings, L.L.C. 2000 Option Plan (incorporated by reference to Exhibit 10.21 to the S-1 Registration Statement).

10.19*	Amendment No. 3 to the GEEG Holdings, L.L.C. 2000 Option Plan. (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.20*	Global Power Equipment Group Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.16 to the S-1 Registration Statement).

10.21*	Employment Agreement, dated October 31, 2000 by and between Consolidated Fabricators, Inc., and John L. McSweeney (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.22*	Retirement Benefits Agreement dated October 23, 2003, by and between Global Power Equipment Group Inc. and Larry D. Edwards. (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 27, 2003).

10.23*	Separation Agreement dated October 23, 2003, by and between Global Power Equipment Group Inc. and Michael H. Hackner. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 27, 2003).

10.24*	Consulting Agreement dated October 23, 2003, by and between Global Power Equipment Group Inc. and Michael H. Hackner (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 27, 2003).

10.25*	Extension Agreement dated December 12, 2003, by and between Global Power Equipment Group Inc. and Michael H. Hackner (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 27, 2003).

10.26*	Employment Agreement, dated May 1, 2002, by and between Global Power Equipment Group Inc. and James P. Wilson (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 27, 2003).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 27, 2003).

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Notice regarding consent of Arthur Andersen LLP (incorporated by reference to Exhibit 23.2 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2002).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.