Form 10-Q
period 2004-06-26
GLOBAL POWER EQUIPMENT GROUP INC/
filed 2004-08-05
CIK 1136294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2004

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

The number of shares of the Registrant’s common stock, $.01 par value, outstanding at August 2, 2004 was 46,325,798.

GLOBAL POWER EQUIPMENT GROUP INC.

FORM 10-Q

June 26, 2004

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	June 26, 2004	December 27, 2003
ASSETS
Current assets:
Cash and cash equivalents	$31,187	$51,315
Accounts receivable, net of allowance of $1,119 and $1,325	41,067	42,582
Inventories	4,563	3,013
Costs and estimated earnings in excess of billings	62,034	40,706
Deferred income taxes	14,515	17,315
Other current assets	11,900	3,983

Total current assets	165,266	158,914
Property, plant and equipment, net	19,421	20,740
Deferred income taxes	51,882	55,094
Goodwill	45,000	45,000
Other assets	1,687	1,248

Total assets	$283,256	$280,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$17,642	$14
Accounts payable	14,172	18,974
Accrued compensation and employee benefits	4,006	7,285
Accrued warranty	15,196	15,004
Billings in excess of costs and estimated earnings	64,739	53,293
Other current liabilities	4,638	5,203

Total current liabilities	120,393	99,773
Other long-term liabilities	1,888	1,888
Long-term debt, net of current maturities	4	24,949
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 46,325,798 and 45,207,930 shares issued and outstanding, respectively	463	452
Paid-in capital deficit	(19,547)	(25,492)
Accumulated other comprehensive income	2,111	2,616
Retained earnings	177,944	176,810

Total stockholders’ equity	160,971	154,386

Total liabilities and stockholders’ equity	$283,256	$280,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003

Revenues	$57,021	$64,002	$112,147	$141,028
Cost of sales	47,892	47,052	91,205	102,860

Gross profit	9,129	16,950	20,942	38,168
Selling and administrative expenses	8,541	8,655	18,802	18,119

Operating income	588	8,295	2,140	20,049
Interest expense	111	394	311	892

Income before income taxes	477	7,901	1,829	19,157
Income tax provision	181	3,081	695	7,471

Net income available to common stockholders	$296	$4,820	$1,134	$11,686

Earnings per weighted average common share:
Basic	$0.01	$0.11	$0.02	$0.26

Weighted average number of shares of common stock outstanding	46,325	44,209	45,991	44,099

Diluted	$0.01	$0.11	$0.02	$0.26

Weighted average number of shares of common stock outstanding	46,949	45,756	46,839	45,618

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 26, 2004	June 28, 2003
Operating activities:
Net income	$1,134	$11,686
Adjustments to reconcile net income to net cash (used in) provided by operating activities-
Depreciation and amortization	1,833	2,143
Deferred income taxes	6,012	6,839
Loss on disposal of equipment	107	61
Stock-based compensation	487	—
Changes in operating items (Note 9)	(22,845)	11,464

Net cash (used in) provided by operating activities	(13,272)	32,193

Investing activities:
Proceeds from sale of equipment	1	27
Purchases of property, plant and equipment	(486)	(213)

Net cash used in investing activities	(485)	(186)

Financing activities:
Proceeds from revolving credit facility	1,003	—
Payments on long-term debt	(8,320)	(19,655)
Proceeds from issuance of common stock	1,417	229

Net cash used in financing activities	(5,900)	(19,426)

Effect of exchange rate changes on cash	(471)	1,077
Net (decrease) increase in cash and cash equivalents	(20,128)	13,658

Cash and cash equivalents, beginning of period	51,315	59,042

Cash and cash equivalents, end of period	$31,187	$72,700

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

The Company’s corporate headquarters are located in Tulsa, Oklahoma, with operating facilities in Plymouth, Minnesota; Tulsa, Oklahoma; Auburn, Massachusetts; Clinton, South Carolina; Monterrey, Mexico; Toluca, Mexico; Shanghai, China; and Heerlen, Netherlands. The Clinton, South Carolina and Toluca, Mexico facilities will be closed during the third quarter of 2004.

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

3. GOODWILL

There were no changes in the carrying amount of goodwill during the first six months of fiscal 2004. The Company will complete its annual impairment testing during the fourth quarter of fiscal year 2004 or earlier as necessary if circumstances warrant a possible impairment charge. The balances by operating segment as of June 26, 2004 and December 27, 2003 were as follows (in thousands):

Heat Recovery Equipment	Auxiliary Power Equipment	Corporate	Total
$25,230	$18,623	$1,147	$45,000

4. EARNINGS PER SHARE

Basic and diluted earnings per common share are calculated as follows (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Basic earnings per common share:
Numerator:
Net income available to common stockholders	$296	$4,820	$1,134	$11,686

Denominator:
Weighted average shares outstanding *	46,325,073	44,209,424	45,991,005	44,098,697

Basic earnings per common share	$0.01	$0.11	$0.02	$0.26

Diluted earnings per common share:
Numerator:
Net income available to common stockholders	$296	$4,820	$1,134	$11,686

Denominator:
Weighted average shares outstanding *	46,325,073	44,209,424	45,991,005	44,098,697
Dilutive effect of options to purchase common stock	623,821	1,547,012	847,980	1,519,012

Weighted average shares outstanding assuming dilution	46,948,894	45,756,436	46,838,985	45,617,709

Diluted earnings per common share	$0.01	$0.11	$0.02	$0.26

*	There were 510,000 and 566,000 of anti-dilutive stock options excluded from this calculation for the three and six months ended June 26, 2004 and June 28, 2003, respectively.

5. DERIVATIVE FINANCIAL INSTRUMENTS

SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” establishes accounting and reporting standards requiring that certain derivative instruments be recorded on the balance sheet as either an asset or a liability measured at fair value. SFAS 133 requires that changes in a derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Accounting for qualifying hedges allows a derivative’s gains and losses to be deferred in other comprehensive income until the transaction occurs (“cash flow hedge”) or to offset related results on the hedged item in the income statement (“fair value hedge”). Hedge accounting requires that a company formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

Periodically, the Company uses derivative financial instruments in the management of its foreign currency exchange and interest rate exposures. As of June 26, 2004, there were foreign currency forward exchange contracts outstanding with a notional amount of approximately $3.0 million with varying amounts due through December 2004. Currently, the Company recognizes changes in fair values of the forward agreements through earnings. The changes in the fair values of unrealized gains on the forward agreements of approximately $0.09 and $0.04 million for the three and six months ended June 26, 2004, respectively, are included in earnings through cost of sales. As of June 28, 2003, amounts outstanding under foreign currency forward exchange agreements were $5.2 million with varying amounts due through July 2003. The Company recorded unrealized gains on the forward agreements of approximately $0.01 and $0.05 million for the three and six months ended June 28, 2003, respectively.

6. LITIGATION, COMMITMENTS AND CONTINGENCIES

In June 2003, Stone & Webster, Inc. and Stone & Webster Purchasing, Inc. (collectively, “S&W”) commenced a lawsuit in the U.S. District Court for the Southern District of Iowa Central Division, against Deltak, L.L.C. (“Deltak”), one of the Company’s subsidiaries. The lawsuit alleged Deltak committed breach of contract and warranty and made certain intentional misrepresentations in connection with a contract to provide two heat recovery steam generators for a project in which S&W was the general contractor. S&W alleged it incurred significant cost increases and delays on the project resulting from certain design, constructability and fabrication issues related to the heat recovery steam generators provided by Deltak and sought an unspecified amount of damages for costs. Deltak filed counterclaims against S&W seeking damages from S&W for breach of contract and unjust enrichment. On March 8, 2004, this lawsuit was settled for an amount that was less than the reserve the Company had accrued for this contingency in fiscal 2003, resulting in an increase to the first six months of 2004 pre-tax net income of $1.1 million. Under the confidential settlement agreement, all claims by the parties were mutually dismissed and the parties were mutually released from any and all damages.

The Company is involved in other legal actions which arise in the ordinary course of its business. Although the outcomes of any such legal actions cannot be predicted, in the opinion of management, the resolution of any currently pending or threatened actions will not have a material adverse effect upon the consolidated financial position or results of operations of the Company.

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

A reconciliation of the changes to our warranty accrual for the periods indicated is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Balance at beginning of period	$15,038	$19,724	$15,004	$19,460
Accruals during the period	3,709	3,661	5,751	5,315
Changes in previous accruals	193	(1,209)	(414)	(1,885)
Settlements made (in cash or in kind) during the period	(3,744)	(3,236)	(5,145)	(3,950)

Balance at end of period	$15,196	$18,940	$15,196	$18,940

During most of the periods presented above, the Company had changes in previous accruals due to the lapse of warranty periods and lesser than expected settlements under warranty claims. The Company continues to review its warranty accrual policy in light of its changing business operations and settlement experience.

At June 26, 2004, the Company had a contingent liability for issued and outstanding stand-by letters of credit totaling $32.0 million that generally were issued to secure performance on customer contracts. Currently, there are no amounts drawn upon these letters of credit.

During the first quarter of fiscal 2004, the Company entered into two loan agreements with banks in China. The agreements allow for the Company to borrow $4.8 million at a rate of 5.31%. The agreements expire April 1, 2005. As of June 26, 2004, approximately $1.0 million has been borrowed under the loan agreements. The loans are collateralized by letters of credit issued under the Company’s amended and restated senior credit facility.

The Company’s amended and restated senior credit facility:

•	is guaranteed by all of its domestic subsidiaries;

•	is collateralized by a lien on all of its and its domestic subsidiaries’ property and assets, including, without limitation, a pledge of all capital stock owned by it and its domestic subsidiaries, subject to a limitation of 65% of the voting stock of any foreign subsidiary;

•	requires the Company to maintain minimum interest and fixed charge coverage ratios and limit its maximum leverage; and

•	among other things, restricts the Company’s ability to (1) incur additional indebtedness, (2) sell assets other than in the ordinary course of business, (3) pay dividends in excess of 25% of its cumulative net income from January 1, 2001 through the most recent fiscal quarter end, subject to leverage and liquidity thresholds and other customary restrictions, (4) make capital expenditures in excess of $13 million in fiscal year 2001 or $10 million in any fiscal year, thereafter, with adjustments for carry-overs from the previous year, (5) make investments and acquisitions and (6) enter into mergers, consolidations or similar transactions.

The Company is currently in compliance with these covenants and restrictions.

Under a management agreement with Harvest Partners, Inc., the Company is contractually committed to annual payments of certain fees for financial advisory and strategic planning services to Harvest of $1.3 million per year. The terms of the management agreement provide for automatic renewals of additional one-year periods commencing each August unless terminated for cause or by Harvest. During any subsequent renewal period of the management agreement, the management fee will decrease to $750,000 per year if the affiliates of Harvest Partners, Inc. sell more than 50% of the shares of the Company’s common stock they owned at the time of the Company’s initial public offering on May 23, 2001. The management fee will be eliminated and the management agreement will terminate, if in any subsequent renewal period the affiliates of Harvest Partners, Inc. sell more than 66.6% of the shares of the Company’s common stock they owned on May 23, 2001.

7. SEGMENT INFORMATION

The “management approach” called for by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” has been used by GPEG management to present the segment information which follows. GPEG considered the way its management team makes operating decisions and assesses performance and considered which components of its enterprise have discrete financial information available. Management makes decisions using a product group focus and its analysis resulted in two operating segments, Heat Recovery Equipment and Auxiliary Power Equipment. The Company evaluates performance based on net income or loss not including certain items as noted below. Intersegment revenues and transactions were not significant. Corporate assets consist primarily of cash and deferred tax assets. Interest income has not been allocated as cash management activities are handled at a corporate level. In the first quarter of 2004, the Company changed the basis by which it allocates corporate general and administrative expenses to the operating segments. This new manner of allocating corporate expenses better reflects the use of corporate resources by the operating segments. Prior year amounts were reclassified to conform to the 2004 presentation.

The following table presents information about segment income and assets (in thousands):

	Heat Recovery Equipment		Auxiliary Power Equipment
	Three Months Ended		Three Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Revenues	$26,162	$30,480	$30,859	$33,522
Interest expense	87	197	134	333
Depreciation and amortization	319	338	494	547
Income tax provision (benefit)	512	623	(226)	2,539
Segment income (loss)	836	975	(368)	3,971
Assets	84,482	84,990	97,290	96,576

	Six Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Revenues	$54,598	$67,177	$57,549	$73,851
Interest expense	203	460	322	700
Depreciation and amortization	639	682	999	1,102
Income tax provision (benefit)	1,420	1,004	(512)	6,630
Segment income (loss)	2,316	1,723	(834)	10,220
Assets	84,482	84,990	97,290	96,576

*	As of December 27, 2003, total assets in the Heat Recovery Equipment and Auxiliary Power Equipment segments were $77,027 and $97,545, respectively.

The following tables present information which reconciles segment information to consolidated totals (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net income:
Total segment income	$468	$4,946	$1,482	$11,943
Unallocated interest income	110	136	214	268
Other	(282)	(262)	(562)	(525)

Consolidated net income	$296	$4,820	$1,134	$11,686

	June 26, 2004	December 27, 2003
Assets:
Total segment assets	$181,772	$174,572
Corporate cash and cash equivalents	28,133	42,172
Other unallocated amounts, principally deferred tax assets	73,351	64,252

Consolidated total assets	$283,256	$280,996

The following table represents revenues by product group (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Heat Recovery Equipment segment:
HRSGs	$16,984	$23,188	$37,612	$51,146
Specialty boilers	9,178	7,292	16,986	16,031

	26,162	30,480	54,598	67,177

Auxiliary Power Equipment segment:
Exhaust systems	9,743	9,143	21,130	26,807
Inlet systems	12,340	15,619	20,919	27,583
Other	8,776	8,760	15,500	19,461

	30,859	33,522	57,549	73,851

Total	$57,021	$64,002	$112,147	$141,028

The following table presents revenues by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
North America	$21,615	$46,633	$50,469	$100,695
South America	134	85	463	1,189
Europe	5,602	7,677	11,455	14,399
Asia	14,705	4,603	21,398	8,078
Middle East	14,815	3,527	27,536	12,601
Other	150	1,477	826	4,066

Total	$57,021	$64,002	$112,147	$141,028

8. MAJOR CUSTOMERS

The Company has certain customers that represent more than 10 percent of consolidated revenues. The revenue for these customers, as well as corresponding accounts receivable, as a percentage of the consolidated revenues and accounts receivable balances, are as follows:

	Revenues
	Three Months Ended		Accounts Receivable
	June 26, 2004	June 28, 2003	June 26, 2004	December 27, 2003
General Electric Company	39%	33%	24%	27%
ExxonMobil Corporation	2%	13%	9%	9%
Zhejiang Guohua Yuyao Gas Turbine Power Plant Co., Ltd.	12%	0%	0%	0%

	Six Months Ended
	June 26, 2004	June 28, 2003
General Electric Company	30%	26%
Siemens/Westinghouse	9%	10%

9. SUPPLEMENTAL CASH FLOW INFORMATION

Changes in current operating items were as follows (in thousands):

	Six Months Ended
	June 26, 2004	June 28, 2003
Accounts receivable	$1,515	$35,695
Inventories	(1,550)	420
Costs and estimated earnings in excess of billings	(21,328)	24,241
Accounts payable	(4,802)	(9,876)
Accrued expenses and other	(8,126)	(11,341)
Billings in excess of costs and estimated earnings	11,446	(27,675)

	$(22,845)	$11,464

Supplemental cash flow disclosures are as follows (in thousands):

	Six Months Ended
	June 26, 2004	June 28, 2003
Cash paid (received) during the period for:
Interest	$278	$1,057
Income taxes	(2,283)	3,486

During the first six months of fiscal years 2004 and 2003, there was approximately $4.0 million and $0 million, respectively, of tax benefit related to stock options exercised that were reflected as an increase to paid-in capital.

10. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued FIN 46, “Consolidation of Variable Interest Entities.” This is an interpretation of ARB No. 51 “Consolidation of Financial Statements,” which addresses the consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling interest. In December 2003, the FASB issued a revision of FIN 46 (FIN 46R), which clarified certain complexities of FIN 46 and generally requires adoption of all special-purpose entities that qualify as variable interest entities no later than the end of the first reporting period ending after December 15, 2003 and to all non special-purpose entities that qualify as variable interest entities no later than the end of the first reporting period ending after March 15, 2004. At June 26, 2004, the Company did not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46 or FIN 46R.

11. COMPREHENSIVE INCOME

The table below presents comprehensive income for all applicable periods (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net income	$296	$4,820	$1,134	$11,686
Foreign currency translation adjustments, net of tax	(440)	564	(505)	942

Comprehensive (loss) income	$(144)	$5,384	$629	$12,628

12. RESTRUCTURING

In October 2003, the Company announced a management restructuring plan pursuant to which certain employees were offered either one-time termination or retirement benefits. Certain employees that were offered the retirement incentive packages entered into consulting agreements with the Company subsequent to their retirement. The expense of the consulting agreements will be recognized as the services are provided over the term of the agreements. In addition, retiring employees were offered the right to amend their stock option agreements to extend the date such options remain exercisable from the original period of 90 days after termination of employment to a new period extending to one year after termination of employment. In some cases, this plan also provided for the acceleration of vesting for certain unvested stock options. As required by variable plan option accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” the Company will expense the intrinsic value of the options. The Company recorded charges of approximately $0.3 million during the second quarter and approximately $2.3 million during the first six months of fiscal year 2004 related to the restructuring plan in selling and administrative expenses.

Under the 2003 management restructuring plan, a retirement benefits agreement was entered into with the Company’s Chief Executive Officer (CEO), Larry Edwards, pursuant to which he determines his own future retirement date. At this time, the retirement date is unknown. Upon retirement, Mr. Edwards will receive a payment of approximately $1.9 million, which was expensed in 2003 and is included in other long-term liabilities as of June 26, 2004.

From the inception of the management restructuring plan through June 26, 2004, the Company has incurred costs of approximately $6.2 million related to the plan. The Company expects to incur approximately $4.5 million of restructuring charges in the future, including an estimate of $2.6 million for the expected consulting fees and variable stock option expense related to the CEO’s retirement benefits agreement.

A reconciliation of the liability (included in other current liabilities) for the restructuring costs from December 27, 2003 to June 26, 2004 is as follows (in thousands):

Balance, December 27, 2003	$797
Payments to employees	(797)

Balance, June 26, 2004	$—

The balance of $1.9 million in other long-term liabilities remained unchanged from December 27, 2003 to June 26, 2004.

Approximately $0.9 million and $1.4 million of the fiscal year 2004 restructuring costs were allocated to the Heat Recovery Equipment and Auxiliary Power Equipment segments, respectively.

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

Had compensation cost been determined consistent with SFAS 123, the Company’s pro forma net income would have been as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003

Net income available to common stockholders:
As reported	$296	$4,820	$1,134	$11,686

Stock-based compensation expense included in net income as reported *	—	—	302	—

Additional stock-based compensation expense had the fair value been applied to all awards	(237)	(147)	(806)	(294)

Pro forma	$59	$4,673	$630	$11,392

Basic income per common share :
As reported	$0.01	$0.11	$0.02	$0.26
Pro forma	0.00	0.11	0.01	0.26
Diluted income per common share:
As reported	$0.01	$0.11	$0.02	$0.26
Pro forma	0.00	0.10	0.01	0.25

*	Intrinsic value of stock options that were accelerated as a result of the management restructuring plan described in Note 12 above.

The paid-in capital deficit decreased from December 27, 2003 to June 26, 2004 primarily as a result of 1,117,868 stock options that were exercised during this period. A reconciliation of the changes in the account is as follows (in thousands):

Balance, December 27, 2003	$(25,492)
Tax benefit of stock options exercised	4,052
Proceeds from stock options exercised in excess of par value	1,406
Stock-based compensation	487

Balance, June 26, 2004	$(19,547)

14. SUBSEQUENT EVENT

On July 30, 2004, the Company purchased a 90 percent interest in Nanjing Boiler Works (NBW) from Nanjing Machinery & Electronics for approximately $10.1 million in cash. NBW manufactures heat recovery steam generating units for combined-cycle gas turbine power plants, as well as specialty boiler systems for worldwide customers of Deltak LLC based on Deltak’s design and engineering specifications. In addition, NBW designs and manufactures industrial and package boilers used by domestic customers in China for various applications where steam is required. NBW is located in Jiangsu province in eastern China. As of the purchase date, the Company changed NBW’s name to Deltak Power Equipment (China) Co., Ltd.

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

We design, engineer and fabricate a comprehensive portfolio of heat recovery and auxiliary power equipment and provide related services. We conduct our business through two operating segments: our Heat Recovery Equipment segment and our Auxiliary Power Equipment segment. The Company’s corporate headquarters are located in Tulsa, Oklahoma, with operating facilities in Plymouth, Minnesota; Tulsa, Oklahoma; Auburn, Massachusetts; Clinton, South Carolina; Monterrey, Mexico; Toluca, Mexico; Shanghai, China and Heerlen, Netherlands. During fiscal year 2003, we focused our efforts on maintaining profitability despite the decrease in revenues. These efforts included closing one manufacturing plant, reducing debt and implementing a management restructuring plan to reduce staff and related costs and improve competitiveness. In addition, we strengthened our sales and operating initiatives in China and Southeast Asia allowing us to take advantage of the increasing need for additional power in that region. However, the demand for new power plants in the United States has decreased significantly, and we enter the remainder of fiscal year 2004 with uncertainty regarding when that demand may increase.

During the second quarter of 2003, we decided to permanently close our San Antonio, Mexico plant effective April 30, 2003. The decision was based primarily on a reduction in volume due to the downturn in new power plant construction within the U.S. The Auxiliary Power Equipment segment recorded approximately $170,000 in severance and other costs associated with the elimination of approximately 35 employees and the closing of the plant. During 2003, we have also scaled back operations at other locations in our efforts to continually seek to further our use of low-cost subcontractor fabrication as well as manage our costs due to the downturn in the U.S. market. Also in 2003, the Auxiliary Power Equipment and Heat Recovery Equipment segments further reduced their workforce by 201 and 41, respectively. The severance costs associated with these 2003 workforce reductions totaled approximately $390,000. All amounts have been paid.

In October 2003, we announced a management restructuring plan pursuant to which certain employees were offered either one-time termination or retirement benefits. Certain employees that were offered the retirement incentive packages entered into consulting agreements with us subsequent to their retirement. The expense of the consulting agreements will be recognized as the services are provided over the term of the agreements. In addition, retiring employees were offered the right to amend their stock option agreements to extend the date such options remain exercisable from the original period of 90 days after termination of employment to a new period extending to one year after termination of employment. In some cases, this plan also provided for the acceleration of vesting for certain unvested stock options. As required by variable plan option accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” we will expense the intrinsic value of the options.

Under the 2003 management restructuring plan, a retirement benefits agreement was entered into with our Chief Executive Officer (CEO), Larry Edwards, pursuant to which he determines his own future retirement date. At this time, his retirement date is unknown. Upon retirement, Mr. Edwards will receive a payment of approximately $1.9 million, which was expensed in 2003 and included in other long-term liabilities as of June 26, 2004. This amount is included in the $3.9 million of restructuring costs recognized in fiscal year 2003. In addition, we agreed to pay Mr. Edwards approximately $812,000 in the future upon signing a release agreement on the retirement date. This amount will be expensed in the fiscal quarter in which he retires. On the retirement date, we plan to enter into a one-year consulting agreement with Mr. Edwards. The consulting fees, currently estimated at approximately $850,000, will be expensed as the services are rendered over the term of the agreement. This amount will change based on the actual salary and target bonus at the retirement date.

Under our current stock option plans, participants may exercise their vested options up to 90 days after their termination date. As part of his retirement benefits package, Mr. Edwards may execute an extension agreement, on the retirement date, whereby certain of his stock options become immediately fully vested. In addition, instead of the normal 90-day exercise period, Mr. Edwards would have one year from the retirement date to exercise his options. If this extension agreement were executed and these modifications were made to Mr. Edwards’ original stock option agreements, the Company could incur significant compensation expense in accordance with APB 25. The compensation expense would be measured on the retirement date, as the excess of the fair value of the stock over the exercise prices multiplied by the number of stock options outstanding. Assuming the number of options outstanding ($0.36/share options – 202,151 shares; $4.87/share options – 100,000 shares; $6.10/share options – 100,000 shares) and the closing stock price of $6.96 as of August 2, 2004, we estimate that this pre-tax charge would be approximately $1.8 million. This amount would vary based on the number of unexercised options and the stock price as of the retirement date.

We recorded charges of approximately $2.3 million during the first six months of fiscal year 2004 in selling and administrative expenses related to the restructuring plan.

Continuing our efforts to maximize profitability by shifting manufacturing capacity to even lower-cost sources, we announced in the second quarter of 2004 our plans to merge the operations of Consolidated Fabricators, Inc. and Braden Manufacturing, L.L.C. The merger occurred in June 2004. The costs associated with the merger will be incurred during the third and fourth quarters of fiscal 2004. The merger will result in the closing of our manufacturing facilities in Toluca, Mexico and Clinton, South Carolina. The production from these plants will be moved to other Company facilities or subcontractors. We expect to incur restructuring costs in the range of approximately $2.0 to $3.0 million to complete the merger. The Company estimates annual cost savings of at least $2.0 million.

The Company completed the purchase of a 90% interest in NBW on July 30, 2004. This acquisition is important to the Heat Recovery Equipment segment of the business from a strategic perspective. NBW owns both the license necessary to manufacture and sell boilers in China and a fully functioning, state-of-the-art manufacturing plant.

Results of Operations

The table below represents the operating results of the Company for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003

Revenues	$57,021	$64,002	$112,147	$141,028
Cost of sales	47,892	47,052	91,205	102,860

Gross profit	9,129	16,950	20,942	38,168
Selling and administrative expenses	8,541	8,655	18,802	18,119

Operating income	588	8,295	2,140	20,049
Interest expense	111	394	311	892

Income before income taxes	477	7,901	1,829	19,157
Income tax provision	181	3,081	695	7,471

Net income	$296	$4,820	$1,134	$11,686

The demand for our products and services depends, to a significant degree, on the continued construction of gas turbine power generation plants. In the first six months of fiscal year 2004, approximately 84.9% of our revenues were from sales of equipment and provision of services for gas turbine power plants. The power generation equipment industry has experienced cyclical periods of growth or decline. In periods of decreased demand for new gas turbine power plants or difficulty in raising capital to finance new power plants, our customers may be more likely to decrease expenditures on the types of products and systems that we supply and, as a result, our sales may decrease. In addition, the gas turbine power industry depends on natural gas. A rise in the price or shortage of the supply of natural gas could reduce the profitability of gas turbine power plants, which could adversely affect our sales. Commencing in 2002 and continuing into 2003 and 2004, liquidity concerns in the merchant power production sector have reduced the availability of financing for power plant development in the United States and have caused the market for our products to decline. While it is believed that the long-term need for gas fired power plants on a world-wide basis is substantial, lower demand in the United States during 2003 and into the first half of 2004, has negatively impacted our bookings and revenue. We anticipate that the demand for new power plants outside of the United States will continue to improve and provide a good market for our products.

Our fiscal year ends on the last Saturday in December. As a result, references in this quarterly report to fiscal year 2003 refer to the fiscal year ending December 27, 2003. References to the second quarter of fiscal year 2004 refer to the three months ended June 26, 2004 and references to the second quarter of fiscal year 2003 refer to the three months ended June 28, 2003.

Three months ended June 26, 2004 compared to three months ended June 28, 2003

Revenues

Revenues decreased 11.0% to $57.0 million for the second quarter of fiscal year 2004 from $64.0 million for the second quarter of fiscal year 2003. The decline in revenues in 2004 was due to the downturn in the demand for gas turbine power generation equipment in the United States and a resulting lower booking and backlog activity at the end of 2003. We anticipate that revenues in fiscal 2004 will be lower than revenues in 2003 primarily due to the continued downturn in new power plant construction within the United States.

The following table sets forth our segment revenues for the second quarter of fiscal years 2004 and 2003 (dollars in thousands):

	Three Months Ended
	June 26, 2004	June 28, 2003	Percentage Change

Heat Recovery Equipment segment:
HRSGs	$16,984	$23,188	(26.8)%
Specialty boilers	9,178	7,292	25.9%

Total segment	$26,162	$30,480	(14.2)%

Auxiliary Power Equipment segment:
Exhaust systems	$9,743	$9,143	6.6%
Inlet systems	12,340	15,619	(21.0)%
Other	8,776	8,760	0.2%

Total segment	$30,859	$33,522	(7.9)%

The Heat Recovery Equipment segment revenues decreased 14.2% to $26.2 million for the second quarter of fiscal year 2004. Revenues for HRSGs decreased 26.8% to $17.0 million. Revenues for specialty boilers increased by 25.9% to $9.2 million. The Auxiliary Power Equipment segment revenues decreased 7.9% to $30.9 million for the second quarter of fiscal year 2004. Revenues for exhaust systems increased by 6.6% to $9.7 million. Revenues for inlet systems and other equipment decreased by 21.0% to $12.3 million and 0.2% to $8.8 million, respectively. The significant decrease in revenues for the second quarter of 2004 is due to a significantly lower level of orders booked (including some sizable cancellations) during the second and third quarters of fiscal 2003. While we expected that our second quarter of fiscal 2004 revenues would represent the low point for the year, the actual revenues for the quarter were slightly above the first quarter of 2004. This was due to higher revenues than expected from our Heat Recovery Equipment segment due to more rapid completion on jobs in process than originally expected.

The following table presents our revenues by geographic region (dollars in thousands):

	Three Months Ended
	June 26, 2004		June 28, 2003
	Revenue	Percent of Total	Revenue	Percent of Total
North America	$21,615	37.9%	$46,633	73.0%
South America	134	0.2%	85	0.1%
Europe	5,602	9.8%	7,677	12.0%
Asia	14,705	25.8%	4,603	7.2%
Middle East	14,815	26.0%	3,527	5.5%
Other	150	0.3%	1,477	2.2%

Total	$57,021	100.0%	$64,002	100.0%

Revenues in North America comprised 37.9% of our revenues for the second quarter of fiscal year 2004 and 73.0% for the second quarter of fiscal year 2003. Revenues in North America decreased 53.6% to $21.6 million for the second quarter of fiscal year 2004, primarily as a result of the continued decrease in demand in the United States for our products. While it is believed that the long-term need for power plants on a world-wide basis is substantial, we are not able to predict when the demand in the United States may increase.

Revenues in Asia increased 219.5% for the second quarter of fiscal year 2004 to $14.7 million from $4.6 million for the second quarter of 2003. Due to its growing economy, Asia represents a significant growth opportunity and is expected to account for an increasingly larger proportion of the Company’s revenues over the next several years. Revenues in Europe decreased by 27.0% to $5.6 million for the second quarter of 2004 from $7.7 million for the same period of 2003 due to the timing of revenue recognized on several projects being sold last year compared to this year, as well as decreased demand for our products in Europe.

Middle East revenues increased to $14.8 million for the second quarter of fiscal year 2004 from $3.5 million for the second quarter of 2003 primarily as a result of several large orders in Saudi Arabia. The Middle East is currently one of the most active markets for new power projects.

Gross Profit

Gross profit decreased 46.1% to $9.1 million for the second quarter of fiscal year 2004 from $17.0 million for the second quarter of fiscal year 2003. Gross profit as a percentage of revenues decreased to 16.0% in the second quarter of fiscal year 2004 from 26.5% in the second quarter of fiscal year 2003. The Company had anticipated lower gross margins of approximately 18.5% to 19.5% (representing historical margins from 2001 and prior) for 2004 for the following reasons:

•	During 2003, orders received at higher prices were shifted to lower cost fabrication sources resulting in higher margins. During 2004, lower cost fabrication sources were incorporated into new project pricing based on competitive pressures.

•	The 2003 gross profit benefited from actual project costs being lower than originally estimated and recorded on prior year projects due to favorable outcome of backcharges, claims and other various contingencies.

•	Increased competition led to lower overall pricing for 2004 projects as the source of revenues shifted dramatically from United States projects to projects outside the United States.

•	The Company’s product mix in 2003 resulted in a more favorable gross margin as compared to 2004. During 2004, the Company’s product mix has shifted to lower margin components relative to the prior year.

The gross profit as a percentage of revenues for the second quarter of 2004 was lower than expected due to higher material prices, primarily steel, which rose dramatically during the first half of 2004. We were limited in our ability to recover these higher costs from customers on fixed price contracts resulting in lower margins.

Selling and Administrative Expenses

Selling and administrative expenses decreased 1.3% to $8.5 million for the second quarter of fiscal year 2004 from $8.7 million for the second quarter of fiscal year 2003. This slight decrease is due to lower accrued compensation and slightly lower salary costs from the management restructuring, however these reductions were almost completely offset by second quarter 2004 management restructuring costs and higher operating costs in China. As a percentage of revenues, selling and administrative expenses increased to 15.0% for the second quarter of fiscal year 2004 from 13.5% for the comparable period of fiscal year 2003 mainly as a result of our decreasing revenues.

Operating Income

Operating income decreased to $0.6 million for the second quarter of fiscal year 2004 from $8.3 million in the second quarter of fiscal year 2003. The decrease in revenues and gross margin as a percentage of revenues were the primary reasons for this decrease.

Interest Expense

Interest expense decreased to $0.1 million for the second quarter of fiscal year 2004 from $0.4 million for the second quarter of fiscal year 2003. This decrease is due primarily to a reduction in total debt of $22.8 million, of which, voluntary principal payments made in the first quarter of 2004 amounted to $8.3 million. Our borrowing rate has decreased by approximately 20 basis points from June 28, 2003 due to general market interest rate reductions. At June 26, 2004, the weighted average interest rate was 2.43%.

Income Taxes

The Company is currently reflecting a 38.0% effective tax rate in the tax provision. The reduction of the deferred tax asset related to the amortization of goodwill will allow us to reduce cash paid for future taxes by approximately $6.4 million annually, but will not reduce future income tax expense. We had approximately $21.5 million of net operating loss carrybacks and $0 of loss carryforwards as of June 26, 2004. The related income tax receivable is reflected in other current assets.

Six months ended June 26, 2004 compared to six months ended June 28, 2003

Revenues

Revenues decreased 20.5% to $112.1 million for the first six months of fiscal year 2004 from $141.0 million for the first six months of fiscal year 2003. The decline in revenues in 2004 was due to the downturn in the demand of gas turbine power generation equipment in the United States and a resulting lower booking and backlog activity at the end of 2003. We anticipate that revenues in fiscal 2004 will be slightly lower than revenues in 2003 due to the continued downturn in new power plant construction within the United States.

The following table sets forth our segment revenues for the first six months of fiscal years 2004 and 2003 (dollars in thousands):

	Six Months Ended
	June 26, 2004	June 28, 2003	Percentage Change
Heat Recovery Equipment segment:
HRSGs	$37,612	$51,146	(26.5)%
Specialty boilers	16,986	16,031	6.00%

Total segment	$54,598	$67,177	(18.7)%

Auxiliary Power Equipment segment:
Exhaust systems	$21,130	$26,807	(21.2)%
Inlet systems	20,919	27,583	(24.2)%
Other	15,500	19,461	(20.4)%

Total segment	$57,549	$73,851	(22.1)%

The Heat Recovery Equipment segment revenues decreased 18.7% to $54.6 million for the first six months of fiscal year 2004. Revenues for HRSGs decreased 26.5% to $37.6 million. Revenues for specialty boilers increased by 6.0% to $17.0 million.

The Auxiliary Power Equipment segment revenues decreased 22.1% to $57.5 million for the first six months of fiscal year 2004. Revenues for exhaust systems decreased by 21.2% to $21.1 million. Revenues for inlet systems and other equipment decreased by 24.2% to $20.9 million and 20.4% to $15.5 million, respectively.

The significant decrease in revenues for both operating segments for the first six months of 2004 is due to a significantly lower level of orders booked (including some sizable cancellations) during the second and third quarters of fiscal 2003.

The following table presents our revenues by geographic region (dollars in thousands):

	Six Months Ended
	June 26, 2004		June 28, 2003
	Revenue	Percent of Total	Revenue	Percent of Total
North America	$50,469	45.0%	$100,695	71.4%
South America	463	0.4%	1,189	0.8%
Europe	11,455	10.2%	14,399	10.2%
Asia	21,398	19.1%	8,078	5.7%
Middle East	27,536	24.6%	12,601	8.9%
Other	826	0.7%	4,066	3.0%

Total	$112,147	100.0%	$141,028	100.0%

Revenues in North America comprised 45.0% of our revenues for the first six months of fiscal year 2004 and 71.4% for the first six months of fiscal year 2003. Revenues in North America decreased 50.0% to $50.5 million for the first six months of fiscal year 2004, primarily as a result of the decrease in the development of gas turbine power plants in the U.S. gas turbine power generation equipment industry beginning in the latter half of 2001 and continuing into 2004. A number of factors have contributed to this situation such as debt and liquidity issues of several merchant power producing companies. While it is believed that the long-term need for power plants on a world-wide basis is substantial, the current demand, in the United States, has slowed considerably.

Revenues in Asia increased 164.9% for the first six months of fiscal year 2004 to $21.4 million. The Company continues to believe Asia will account for an increasingly larger proportion of the Company’s revenues over the next several years that will partially offset the expected decline in U.S. sales. Revenues in Europe decreased by 20.4% to $11.5 million due to several larger projects being sold this year compared to last year and the overall decrease in European demand for our products.

Middle East revenues increased to $27.5 million for the six months of fiscal year 2004 from $12.6 million for the six months of fiscal year 2003 primarily as a result of several large orders in Saudi Arabia. The Middle East is currently one of the most active markets for new power projects.

Gross Profit

Gross profit decreased 45.1% to $20.9 million for the first six months of fiscal year 2004 from $38.2 million for the first six months of fiscal year 2003. Gross profit as a percentage of revenues decreased to 18.7% for the first six months of fiscal year 2004 from 27.1% for the first six months of fiscal year 2003. The gross profit as a percentage of revenues for the first six months of fiscal year 2004 was consistent with our expectations. The Company had anticipated lower gross margins of approximately 18.5% to 19.5% (representing historical margins from 2001 and prior) for 2004 for the following reasons:

•	During 2003, orders received at higher prices were shifted to lower cost fabrication sources resulting in higher margins. During 2004, lower cost fabrication sources were incorporated into new project pricing based on competitive pressures.

•	The 2003 gross profit benefited from actual project costs being lower than originally estimated and recorded on prior year projects due to favorable outcome of backcharges, claims and other various contingencies.

•	Increased competition led to lower overall pricing for 2004 projects as the source of revenues shifted dramatically from United States projects to projects outside the United States.

•	The Company’s product mix in 2003 resulted in a more favorable gross margin as compared to 2004. During 2004, the Company’s product mix has shifted to lower margin components relative to the prior year.

Our gross margin is expected to be in the range of 15.5% to 16.5% for the remainder of 2004. The expected decline is primarily due to unanticipated, higher steel costs on fixed price jobs.

Selling and Administrative Expenses

Selling and administrative expenses increased 3.8% to $18.8 million for the first six months of fiscal year 2004 from $18.1 million for the first six months of fiscal year 2003. The increase is primarily due to approximately $2.3 million of management restructuring costs incurred in the first six months of 2004. Offsetting this increase was the fact that selling and administrative costs were higher than normal in the first six months of 2003 due to $1.0 million of strategic acquisition efforts and a $0.3 million increase in bad debt expense.

As a percentage of revenues, selling and administrative expenses increased to 16.8% for the first half of fiscal year 2004 from 12.8% for the comparable period of fiscal year 2003 primarily as a result of our decreasing revenues.

Operating Income

Operating income decreased to $2.1 million for the first six months of fiscal year 2004 from $20.0 million in the first six months of fiscal year 2003. The decrease in revenues and gross margin as a percentage of revenues were the main contributors to this decrease.

Interest Expense

Interest expense decreased to $0.3 million for the first six months of fiscal year 2004 from $0.9 million for the first six months of fiscal year 2003. This decrease is due primarily to a reduction in total debt of $22.8 million since June 28, 2003, of which voluntary principal payments made in the first half of 2004 amounted to $8.3 million. Additionally, our borrowing interest rate has decreased by approximately 20 basis points due to general market interest rate reductions. At June 26, 2004, the weighted average interest rate was 2.43%.

Income Taxes

The Company is currently reflecting a 38.0% effective tax rate in the tax provision. The reduction of the deferred tax asset related to the amortization of goodwill will allow us to reduce cash paid for future taxes by approximately $6.4 million annually, but will not reduce future income tax expense. We had approximately $21.5 million of net operating loss carrybacks and $0 of loss carryforwards as of June 26, 2004. The related income tax receivable is reflected in other current assets.

Backlog

Backlog decreased to approximately $171.3 million at June 26, 2004, compared to $223.0 million at June 28, 2003. Based on production and delivery schedules we believe that up to approximately $156.3 million, or 91% of our backlog at June 26, 2004, will be recognized as a portion of our revenues during the next 12 months. Our backlog consists of firm orders from our customers for projects in progress. Bookings of projects can only be reflected in the backlog when the customers have made a firm commitment. Backlog may vary significantly quarter to quarter due to the timing of that commitment. For the six months of 2004, we booked approximately $122 million of new orders, less cancellations of approximately $17 million, resulting in net bookings of $105 million.

Liquidity and Capital Resources

Our primary sources of cash are net cash flow from operations and borrowings under our credit facilities. Our primary uses of this cash are principal and interest payments on indebtedness, capital expenditures and general corporate purposes.

Operating Activities

Net cash provided by (used in) operations decreased to $(13.3) million for the first six months of fiscal year 2004 from $32.2 million for the first six months of fiscal year 2003. Significantly lower net income and a significant increase in costs and estimated earnings in excess of billings in 2004 were the primary reasons for this decrease. The increase in costs and estimated earnings in excess of billings for 2004 relates mainly to increased working capital relating to the significant amount of new orders booked during late 2003 and early 2004. In addition, several of these orders are to customers in China. The payment terms on these orders are less favorable with respect to historical orders in other markets, which provided for more upfront payments. If we are unable to negotiate more favorable payment terms on our future international orders, our cash may continue to decline to the point where we would be required to borrow additional funds on our senior credit facility and our borrowing facilities in China.

Investing Activities

Net cash used in investing activities increased to $0.5 million for the first six months of fiscal year 2004 from $0.2 million for the first six months of fiscal year 2003 due to an increase in capital expenditures.

Financing Activities

Net cash used in financing activities was $5.9 million in the first six months of fiscal year 2004 compared to $19.4 million in the first six months of fiscal year 2003. Long-term debt payments and proceeds from the issuance of common stock comprise the activity for the first six months of 2003 and 2004. We made a significant amount of voluntary debt prepayments in both 2003 and 2004. The proceeds from the issuance of common stock were significantly higher in the first quarter of fiscal year 2004 due to the exercise of approximately 1.1 million stock options.

The Company’s senior credit facility consists of a term loan of $60 million and a revolving loan of up to $75 million, which revolving loan supports the Company’s letters of credit. At June 26, 2004, the Company had $16.6 million outstanding under the term loan and no amount was outstanding under the revolver. Letters of credit totaling $32.0 million were issued and outstanding at June 26, 2004. Currently, there are no amounts drawn upon these letters of credit.

During the first quarter of fiscal 2004, the Company entered into two loan agreements with banks in China. The agreements allow for the Company to borrow $4.8 million at a rate of 5.31%. The agreements expire April 1, 2005. As of June 26, 2004, approximately $1.0 million has been borrowed under the loan agreements. The loans are collateralized by letters of credit issued under the Company’s amended and restated senior credit facility.

At the Company’s option, amounts borrowed under the amended and restated senior credit facility will bear interest at either the Eurodollar rate or an alternate base rate, plus, in each case, an applicable margin. The applicable margin will range from 1.0% to 2.25% in the case of a Eurodollar based loan and from 0% to 1.25% in the case of a base rate loan, in each case, based on a leverage ratio. At June 26, 2004, the term debt under the senior credit facility of $16.6 million and the debt owed to banks in China of $1.0 million bore interest at an average rate of approximately 2.43%.

The Company’s amended and restated senior credit facility:

•	is guaranteed by all of its domestic subsidiaries;

•	is collateralized by a lien on all of its and its domestic subsidiaries’ property and assets, including, without limitation, a pledge of all capital stock owned by it and its domestic subsidiaries, subject to a limitation of 65% of the voting stock of any foreign subsidiary;

•	requires the Company to maintain minimum interest and fixed charge coverage ratios and limit its maximum leverage; and

•	among other things, restricts the Company’s ability to (1) incur additional indebtedness, (2) sell assets other than in the ordinary course of business, (3) pay dividends in excess of 25% of its cumulative net income from January 1, 2001 through the most recent fiscal quarter end, subject to leverage and liquidity thresholds and other customary restrictions, (4) make capital expenditures in excess of $13 million in fiscal year 2001 or $10 million in any fiscal year, thereafter, with adjustments for carry-overs from the previous year, (5) make investments and acquisitions and (6) enter into mergers, consolidations or similar transactions.

The Company is currently in compliance with all covenant requirements under the senior credit facility. Because our financial performance is impacted by various economic, financial and industry factors, we cannot say with certainty whether we will satisfy these covenants in the future. Noncompliance with these covenants would constitute an event of default, allowing the lenders to accelerate the repayment of any borrowings outstanding under the related amended and restated senior credit facility. While no assurances can be given, we believe that we would be able to successfully negotiate amended covenants or obtain waivers if an event of default were imminent; however, we might be required to make certain financial concessions. Our business, results of operations and financial condition may be adversely affected if we were unable to successfully negotiate amended covenants or obtain waivers on acceptable terms.

As of June 26, 2004, almost all of our debt is now classified as current on the balance sheet. While our current senior credit facility expires in May 2005, we have begun the process to refinance that credit facility. We expect to negotiate a new credit facility before the end of 2004 with terms similar to our current credit agreement. However, if we are unable to reach favorable terms on a new credit facility with a lender, our liquidity would be adversely impacted. In addition, we would be limited in our ability to renew our existing letters of credit and issue new letters of credit.

Cash Obligations

Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our amended and restated senior credit facility, our agreement with Harvest Partners, Inc., the 2003 management restructuring plan (including retirement and severance benefits and consulting fees) and rent payments required under operating lease agreements.

The following table summarizes our fixed cash obligations as of June 26, 2004 over various future periods (in thousands):

	Payments Due by Period
Contractual Cash Obligations	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years		Total
Debt	$17,646	$—	$—	$—		$17,646
Restructuring Costs	949	131	—	3,550	(1)	4,630
Operating Leases	2,032	3,028	3,572	1,468		10,100

Total Contractual Cash Obligations	$20,627	$3,159	$3,572	$5,018		$32,376

(1)	Represents amount due to the Company’s CEO in a year subsequent to 2003 in which he resigns, which resignation will result in retirement benefits payments in the year of resignation and consulting fees in the 12-month period following the resignation.

At June 26, 2004, we had a contingent liability for issued and outstanding stand-by letters of credit totaling $32.0 million that generally were issued to secure performance on customer contracts. Currently, there are no amounts drawn upon these letters of credit.

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

At June 26, 2004, the Company had available cash on hand of approximately $31.2 million and approximately $43.0 million of available capacity under its revolving credit facility. The Company may utilize borrowings under the revolving credit facility to supplement its cash requirements from time to time. While the Company’s cash position has decreased significantly since December 27, 2003, the Company anticipates that it will generate sufficient cash flows from operations to satisfy its cash commitments and capital requirements for fiscal year 2004. The rise in the Company’s working capital is primarily due to an increase in orders in China where payments are less favorable for upfront payments on new orders. In addition, the Company made a voluntary payment on its long-term debt of $8.3 million in the first quarter of 2004. The amount of cash flows generated from operations is subject to a number of risks and uncertainties, including the continued construction of gas turbine power generation plants as well as other risks described under “Item 1. Business- Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 27, 2003, filed with the Securities and Exchange Commission. In fiscal 2004, the Company may actively seek and consider acquisitions of or investments in complementary businesses, products or services. The consummation of any acquisition using cash will affect the Company’s liquidity. Subsequent to quarter end, the Company paid $10.1 million in cash for the purchase of NBW.

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

Revenue Recognition- GPEG currently has two segments: Heat Recovery Equipment and Auxiliary Power Equipment. Revenues and cost of sales for our Heat Recovery Equipment segment are recognized on the percentage-of-completion method based on the percentage of actual hours incurred to date in relation to total estimated hours for each contract. Our estimate of the total hours to be incurred at any particular time has a significant impact on the revenue recognized for the respective period. The percentage-of-completion method is only allowed under certain circumstances in which the revenue process is long-term in nature (often in excess of one year), the products sold are highly customized and a process is in place whereby revenues, costs and margins can be accurately estimated. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income, and the effects of such revisions are recognized in the period that the revisions are determined. Under percentage-of-completion accounting, management must also make key judgments in areas such as percent complete, estimates of project costs and margin, estimates of total and remaining project hours and liquidated damages assessments. Any deviations from estimates could have a significant positive or negative impact on the results of operations. A one percent fluctuation of our estimate of percent complete would have increased or decreased our year to date fiscal 2004 revenues by approximately $0.5 million.

Revenues for our Auxiliary Power Equipment segment are recognized on the completed-contract method due to the short-term nature of the product production period. Under this method, no revenue can be recognized until the contract is complete and the customer takes risk of loss and title. Similar to our Heat Recovery Equipment segment, changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to job costs and income amounts that are different than amounts originally recognized.

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

Warranty- Estimated costs related to product warranty are accrued as revenue is recognized and included in cost of sales. Estimated costs are based upon past warranty claims and sales history. Warranty terms vary by contract but generally provide for a term of three years or less. We manage our exposure to warranty claims by having our field service and quality assurance personnel regularly monitor our projects and maintain ongoing and regular communications with the customer. In 2004, a one percent fluctuation of our warranty expense could increase or decrease cost of goods sold by approximately $0.05 million.

A reconciliation of the changes to our warranty accrual for the periods indicated are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Balance at beginning of period	$15,038	$19,724	$15,004	$19,460
Accruals during the period	3,709	3,661	5,751	5,315
Changes in previous accruals	193	(1,209)	(414)	(1,885)
Settlements made (in cash or in kind) during the period	(3,744)	(3,236)	(5,145)	(3,950)

Balance at end of period	$15,196	$18,940	$15,196	$18,940

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

Goodwill and Impairment of Long-Lived Assets- We perform annual impairment analyses on our recorded goodwill and long-lived assets whenever events and circumstances indicate that they may be impaired. The analysis includes assumptions related to future revenues, cash flows, and net assets. This analysis is based primarily on assumptions about future events such as revenue and cash flow growth rates, discount rates and terminal value of the Company. Actual deviations from the assumptions used in the analysis could have a significant impact on the estimated fair values calculated. Factors that would cause a more frequent test for impairment include, among other things, a significant negative change in the estimated future cash flows of a reporting unit that has goodwill because of an event or a combination of events. We did not record any impairment provisions upon the adoption of SFAS 142 nor have we recorded any in fiscal year 2003 or the six months ended June 26, 2004.

Related Parties

Affiliates of Harvest Partners, Inc. are our largest stockholders. In addition, two of the directors that serve on our board are both general partners of Harvest Partners, Inc. During the first six months of fiscal 2004 and the first six months of fiscal 2003, we incurred consulting expenses from Harvest in the amounts of $0.6 million in each six month period. Under a management agreement with Harvest, the Company is contractually committed to annual payments of certain fees for financial advisory and strategic planning services to Harvest of $1.3 million per year. The terms of the management agreement provide for automatic renewals of additional one-year periods commencing each August unless terminated for cause or by Harvest. During any subsequent renewal period of the management agreement, the management fee will decrease to $750,000 per year if the affiliates of Harvest Partners, Inc. sell more than 50% of the shares of the Company’s common stock they owned at the time of the Company’s initial public offering on May 23, 2001. The management fee will be eliminated and the management agreement will terminate, if in any subsequent renewal period the affiliates of Harvest Partners, Inc. sell more than 66.6% of the shares of the Company’s common stock they owned on May 23, 2001.

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

Credit Risks

Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. Given the nature of our business, we typically have significant amounts due from a relatively low number of customers. At June 26, 2004, 45% of our trade receivables were due from three customers. In order to reduce our risk of non-collection, we perform extensive credit investigation of all new customers.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates. Assuming our current level of borrowings, a 100 basis point increase in interest rates under these borrowings would have increased our interest expense for 2004 by approximately $0.4 million. However, under the terms of our amended and restated senior credit facility we are allowed to lock into interest rates for a period of up to twelve months on our long-term debt. In January 2004, we entered into fixed rate agreements currently yielding an average rate of 2.43% with varying maturity dates extending as long as eleven months on all of our outstanding long-term debt.

Foreign Currency Exchange Risk

Portions of our operations are located in foreign jurisdictions including Europe, Mexico and China. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. In addition, sales of products and services are affected by the value of the United States dollar relative to other currencies. Changes in currency rates may affect our cost of materials or labor purchased in foreign countries. We attempt to manage portions of our foreign currency exposure through denomination of cash receipts and cash disbursements in the same currency. Periodically, we manage our foreign currency exposure through the use of foreign currency forward exchange agreements. Forward agreements with a notional amount of approximately $3.0 million were in place at June 26, 2004 with varying amounts due through December 2004. Currently, the Company recognizes changes in the fair values of the forward agreements through earnings. The fair values of unrealized gains on the forward agreements of approximately $0.04 million for the period ended June 26, 2004 are included in earnings.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued FIN 46, “Consolidation of Variable Interest Entities.” This is an interpretation of ARB No. 51 “Consolidation of Financial Statements,” which addresses the consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling interest. In December 2003, the FASB issued a revision of FIN 46 (FIN 46R), which clarified certain complexities of FIN 46 and generally required adoption for all special-purpose entities that qualify as variable interest entities no later than the end of the first reporting period ending after December 15, 2003 and to all non special-purpose entities that qualify as variable interest entities no later than the end of the first reporting period ending after March 15, 2004. At June 26, 2004, the Company did not have any entities that required disclosure or new consolidation as a result of adopting the provisions of FIN 46 or FIN 46R.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that material information related to us, including our consolidated subsidiaries, required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commissions rules and forms. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the system will be met. The design of any control system is based in part on certain assumptions about the likelihood of future events and is subject to judgments in assessing the costs and benefits of such controls and procedures. Because of these and other inherent limitations of control systems, there can be no assurance that any control system will succeed in achieving its objectives under all potential future conditions, regardless of how remote.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company (the Annual Meeting) was held on May 26, 2004, in Tulsa, Oklahoma. At the Annual Meeting, the stockholders of the Company elected Larry Edwards and Stephen Eisenstein as Class III Directors for a three-year term expiring in 2007. The stockholders ratified the Company’s 2004 Incentive Stock Plan. The stockholders also considered and ratified the appointment of PricewaterhouseCoopers LLP as the independent auditor of the Company for the fiscal year ending December 25, 2004.

There were present at the Annual Meeting, in person or by proxy, stockholders holding 44,219,492 shares of common stock of the Company or 95 percent of the total stock outstanding and entitled to vote at the Annual Meeting. The table below describes the results of voting at the Annual Meeting.

		Votes For	Votes Against or Withheld	Abstentions	Broker Non-Votes
1	Election of Directors:
	Larry Edwards	43,812,303	407,189	—	—
	Stephen Eisenstein	40,762,562	3,456,930	—	—
2	Ratification of 2004
	Incentive Stock Plan	34,883,223	4,215,531	9,204	5,111,534
3	Ratification of PricewaterhouseCoopers LLP as independent auditor of the Company for fiscal 2004	43,361,845	853,091	4,556	—

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1	Fifth Amendment to the Amended and Restated Credit Agreement, dated April 16, 2004.

10.2	Employment Agreement, dated April 22, 2004, by and among Global Power Equipment Group Inc. and James P. Wilson.

10.3	Employment Agreement, dated April 22, 2004, by and among Global Power Equipment Group Inc.and John M. Matheson.

10.4	Employment Agreement, dated April 22, 2004, by and among Global Power Equipment Group Inc., Braden Manufacturing, L.L.C., Consolidated Fabricators, Inc. and Gene F. Schockemoehl.

10.5	Employment Agreement, dated April 22, 2004, by and among Global Power Equipment Group Inc. and Candice L. Cheeseman.

10.6	Global Power Equipment Group Inc. 2004 Incentive Stock Plan (Incorporated by reference to Appendix B to the Company’s 2004 Proxy Statement dated April 16, 2004).

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

(1)	Form 8-K dated April 26, 2004, filed to report under Item 12 earnings for the quarter ended March 27, 2004.

(2)	Form 8-K dated June 15, 2004, filed under Item 9 to report the merger of its wholly owned subsidiaries Consolidated Fabricators, Inc. and Braden Manufacturing, L.L.C.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Power Equipment Group Inc.

DATED: August 5, 2004	By:	/s/ Larry Edwards
Larry Edwards
Chairman, Chief Executive Officer and President

Global Power Equipment Group Inc.

DATED: August 5, 2004	By:	/s/ James P. Wilson
James P. Wilson
Chief Financial Officer and Vice President of Finance
(Principal Financial Officer)

Exhibit Index

Exhibit No.

10.1	Fifth Amendment to the Amended and Restated Credit Agreement, dated April 16, 2004.

10.2	Employment Agreement, dated April 22, 2004, by and among Global Power Equipment Group Inc. and James P. Wilson.

10.3	Employment Agreement, dated April 22, 2004, by and among Global Power Equipment Group Inc.and John M. Matheson.

10.4	Employment Agreement, dated April 22, 2004, by and among Global Power Equipment Group Inc., Braden Manufacturing, L.L.C., Consolidated Fabricators, Inc. and Gene F. Schockemoehl.

10.5	Employment Agreement, dated April 22, 2004, by and among Global Power Equipment Group Inc. and Candice L. Cheeseman.

10.6	Global Power Equipment Group Inc. 2004 Incentive Stock Plan (Incorporated by reference to Appendix B to the Company’s 2004 Proxy Statement dated April 16, 2004).

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.