Form 10-Q
period 2004-09-25
GLOBAL POWER EQUIPMENT GROUP INC/
filed 2004-11-04
CIK 1136294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2004

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

The number of shares of the Registrant’s common stock, $0.01 par value, outstanding at November 1, 2004 was 46,366,148.

GLOBAL POWER EQUIPMENT GROUP INC.

FORM 10-Q

September 25, 2004

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	September 25, 2004	December 27, 2003
ASSETS
Current assets:
Cash and cash equivalents	$32,554	$51,315
Accounts receivable, net of allowance of $2,307 and $1,325	36,533	42,582
Inventories at FIFO	8,360	3,013
Costs and estimated earnings in excess of billings	64,997	40,706
Deferred income taxes	12,410	17,315
Other current assets	14,782	3,983

Total current assets	169,636	158,914
Property, plant and equipment, net	24,521	20,740
Deferred income taxes	50,660	55,094
Goodwill	45,000	45,000
Other assets	7,225	1,248

Total assets	$297,042	$280,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$9,386	$14
Accounts payable	20,143	18,974
Accrued compensation and employee benefits	3,803	7,285
Accrued warranty	13,093	15,004
Billings in excess of costs and estimated earnings	65,663	53,293
Other current liabilities	4,831	5,203

Total current liabilities	116,919	99,773
Other long-term liabilities	6,511	1,888
Long-term debt, net of current maturities	11,625	24,949
Minority interest	1,708	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 46,345,948 and 45,207,930 shares issued and outstanding, respectively	463	452
Paid-in capital deficit	(19,480)	(25,492)
Accumulated other comprehensive income	1,262	2,616
Retained earnings	178,034	176,810

Total stockholders’ equity	160,279	154,386

Total liabilities and stockholders’ equity	$297,042	$280,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Revenues	$59,720	$57,301	$171,867	$198,329
Cost of sales	50,621	43,454	141,826	146,314

Gross profit	9,099	13,847	30,041	52,015
Selling and administrative expenses	8,769	8,578	27,571	26,697

Operating income	330	5,269	2,470	25,318
Interest expense	185	326	496	1,218

Income before income taxes	145	4,943	1,974	24,100
Income tax provision	55	1,928	750	9,399

Net income available to common stockholders	$90	$3,015	$1,224	$14,701

Earnings per weighted average common share:
Basic	$0.00	$0.07	$0.03	$0.33

Weighted average number of shares of common stock outstanding-basic	46,330	44,785	46,104	44,327

Diluted	$0.00	$0.07	$0.03	$0.32

Weighted average number of shares of common stock outstanding-diluted	46,921	45,996	46,869	45,788

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 25, 2004	September 27, 2003
Operating activities:
Net income	$1,224	$14,701
Adjustments to reconcile net income to net cash (used in) provided by operating activities-
Depreciation and amortization	3,012	3,183
Deferred income taxes	9,339	9,717
Loss on disposal of equipment	59	164
Stock-based compensation	487	—
Changes in operating items (Note 10)	(19,610)	6,438

Net cash (used in) provided by operating activities	(5,489)	34,203

Investing activities:
Purchase of a business, net of cash acquired	(8,516)	—
Proceeds from sale of equipment	14	593
Purchases of property, plant and equipment	(976)	(553)

Net cash (used in) provided by investing activities	(9,478)	40

Financing activities:
Proceeds from revolving credit facility	4,369	—
Payments on long-term debt	(8,321)	(26,789)
Proceeds from issuance of common stock	1,437	335

Net cash used in financing activities	(2,515)	(26,454)

Effect of exchange rate changes on cash	(1,279)	(560)

Net (decrease) increase in cash and cash equivalents	(18,761)	7,229

Cash and cash equivalents, beginning of period	51,315	59,042

Cash and cash equivalents, end of period	$32,554	$66,271

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

The Company’s corporate headquarters are located in Tulsa, Oklahoma, with operating facilities in Plymouth, Minnesota; Tulsa, Oklahoma; Auburn, Massachusetts; Clinton, South Carolina; Monterrey, Mexico; Toluca, Mexico; Shanghai, China; Nanjing, China and Heerlen, Netherlands. The Clinton, South Carolina and Toluca, Mexico facilities were in the process of being closed during the third quarter of 2004.

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

3. GOODWILL

There were no changes in the carrying amount of goodwill during the first nine months of fiscal 2004. The Company will complete its annual impairment testing during the fourth quarter of fiscal year 2004. The balances by operating segment as of September 25, 2004 and December 27, 2003 were as follows (in thousands):

Heat Recovery Equipment	Auxiliary Power Equipment	Corporate	Total
$25,230	$18,623	$1,147	$45,000

4. EARNINGS PER SHARE

Basic and diluted earnings per common share are calculated as follows (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Basic earnings per common share:
Numerator:
Net income available to common stockholders	$90	$3,015	$1,224	$14,701

Denominator:
Weighted average shares outstanding *	46,330,266	44,784,823	46,104,092	44,327,406

Basic earnings per common share	$0.00	$0.07	$0.03	$0.33

Diluted earnings per common share:
Numerator:
Net income available to common stockholders	$90	$3,015	$1,224	$14,701

Denominator:
Weighted average shares outstanding *	46,330,266	44,784,823	46,104,092	44,327,406
Dilutive effect of options to purchase common stock	590,768	1,211,340	764,773	1,461,083

Weighted average shares outstanding assuming dilution	46,921,034	45,996,163	46,868,865	45,788,489

Diluted earnings per common share	$0.00	$0.07	$0.03	$0.32

*	There were 467,500 anti-dilutive stock options excluded from this calculation for the three and nine months ended September 25, 2004. There were 566,000 anti-dilutive stock options excluded from this calculation for the three and nine months ended September 27, 2003.

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

Periodically, the Company uses derivative financial instruments in the management of its foreign currency exchange and interest rate exposures. As of September 25, 2004, there were foreign currency forward exchange contracts outstanding with a notional amount of approximately $3.2 million with varying amounts due through June 2005. Currently, the Company recognizes changes in fair values of the forward agreements through earnings. The changes in the fair values of unrealized gains (losses) on the forward agreements of approximately $(0.02) and $0.03 million for the three and nine months ended September 25, 2004, respectively, are included in earnings through cost of sales. As of September 27, 2003, there were no foreign currency forward exchange contracts or interest rate instruments outstanding. The Company recorded unrealized gains on the forward agreements of approximately $0 and $0.05 million for the three and nine months ended September 27, 2003, respectively.

6. LITIGATION, COMMITMENTS AND CONTINGENCIES

Litigation

In June 2003, Stone & Webster, Inc. and Stone & Webster Purchasing, Inc. (collectively, “S&W”) commenced a lawsuit in the U.S. District Court for the Southern District of Iowa Central Division, against Deltak, L.L.C. (“Deltak”), one of the Company’s subsidiaries. The lawsuit alleged Deltak committed breach of contract and warranty and made certain intentional misrepresentations in connection with a contract to provide two heat recovery steam generators for a project in which S&W was the general contractor. S&W alleged it incurred significant cost increases and delays on the project resulting from certain design, constructability and fabrication issues related to the heat recovery steam generators provided by Deltak and sought an unspecified amount of damages for costs. Deltak filed counterclaims against S&W seeking damages from S&W for breach of contract and unjust enrichment. On March 8, 2004, this lawsuit was settled for an amount that was less than the reserve the Company had accrued for this contingency in fiscal 2003, resulting in an increase to the first nine months of 2004 pre-tax net income of $1.1 million. Under the confidential settlement agreement, all claims by the parties were mutually dismissed and the parties were mutually released from any and all damages.

The Company is involved in other legal actions which arise in the ordinary course of its business. Although the outcomes of any such legal actions cannot be predicted, in the opinion of management, the resolution of any currently pending or threatened actions will not have a material adverse effect upon the consolidated financial position or results of operations of the Company.

Warranties

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

A reconciliation of the changes to our warranty accrual for the periods indicated is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Balance at beginning of period	$15,196	$18,940	$15,004	$19,460
Accruals during the period	399	2,830	6,150	8,145
Changes in previous accruals	(1,317)	(274)	(1,731)	(2,159)
Settlements made (in cash or in kind) during the period	(1,185)	(2,981)	(6,330)	(6,931)

Ending balance	$13,093	$18,515	$13,093	$18,515

During most of the periods presented above, the Company had changes in previous accruals due to the lapse of warranty periods and lesser than expected settlements under warranty claims. In addition, during the third quarter of 2004, the warranty accrual for the auxiliary power equipment segment was adjusted downward by $0.9 million based on its most recent review of historical warranty claims. The Company continues to review its warranty accrual policy in light of its changing business operations and settlement experience.

Contingencies

At September 25, 2004, the Company had a contingent liability for issued and outstanding stand-by letters of credit totaling $33.3 million that generally were issued to secure performance on customer contracts. Currently, there are no amounts drawn upon these letters of credit.

Management Agreement

Under a management agreement with Harvest Partners, Inc. (Harvest), the Company is contractually committed to annual payments of certain fees for financial advisory and strategic planning services to Harvest of $1.3 million per year. The terms of the management agreement provide for automatic renewals of additional one-year periods commencing each August unless terminated for cause or by Harvest. During any subsequent renewal period of the management agreement, the management fee will decrease to $750,000 per year if the affiliates of Harvest sell more than 50% of the shares of the Company’s common stock they owned at the time of the Company’s initial public offering on May 23, 2001. The management fee will be eliminated and the management agreement will terminate, if in any subsequent renewal period the affiliates of Harvest sell more than 66.6% of the shares of the Company’s common stock they owned on May 23, 2001.

Subsequent to quarter end, the management agreement with Harvest was amended (the Second Amendment) whereby the annual fee is now comprised of two components. First, the Company pays Harvest an annual fee of $625,000. In addition, the Company will pay Harvest an additional fee of between $0 and $625,000 depending on the amount of the Company’s EBITDA as follows:

Additional Fee
EBITDA equal to or less than $20 million	$—
EBITDA greater than $20 million but equal to or less than $30 million	125,000
EBITDA greater than $30 million but equal to or less than $50 million	375,000
EBITDA greater than $50 million	625,000

Under the Second Amendment, the management agreement terminates on February 1, 2008, subject to automatic renewals of additional one-year periods commencing on February 1, 2006, and continuing indefinitely thereafter, unless terminated for cause or by Harvest. Under the Second Amendment, the management agreement will continue to terminate in the event that the affiliates of Harvest sell more than 66.6% of the shares of the Company’s common stock they owned on May 23, 2001. Under the Second Amendment, the total management fee paid to Harvest for the 2004 “Harvest Year” (beginning on February 1, 2004 and ending on January 31, 2005) is $937,500.

7. DEBT

During the first quarter of fiscal 2004, the Company entered into two loan agreements with banks in China. The agreements allow for the Company to borrow a total of $4.8 million at a weighted average rate of 5.21%. The agreements expire April 1, 2005. As of September 25, 2004, approximately $4.4 million has been borrowed under the loan agreements. The loans are collateralized by letters of credit issued under the Company’s amended and restated senior credit facility.

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

As of September 25, 2004, the Company was in compliance with these covenants and restrictions. On October 1, 2004, the Company refinanced its indebtedness under the amended and restated senior credit facility. At September 25, 2004, the Company owed $16.6 million on the amended and restated senior credit facility, which was originally due in May 2005. Because this debt was refinanced on October 1, 2004, the Company reclassified $11.6 million of the $16.6 million to long term. The new credit facility requires the Company to make principal payments on its term loan of $5.0 million between October 1, 2004 and September 30, 2005. Thus, the $5.0 million has been presented on the balance sheet at September 25, 2004 as current. See Note 16 below for a description of the new credit agreement.

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

The following table presents information about segment income and assets (in thousands):

	Heat Recovery Equipment		Auxiliary Power Equipment
	Three Months Ended		Three Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Revenues	$31,973	$29,428	$27,747	$27,873
Interest expense	98	191	151	308
Depreciation and amortization	426	327	686	531
Income tax provision (benefit)	433	152	(292)	1,843
Segment income (loss)	707	238	(477)	2,882
Assets	124,617	77,821	99,169	94,603

	Nine Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Revenues	$86,571	$96,605	$85,296	$101,724
Interest expense	301	651	473	1,008
Depreciation and amortization	1,065	1,009	1,685	1,633
Income tax provision (benefit)	1,853	1,156	(805)	8,473
Segment income (loss)	3,023	2,118	(1,310)	12,945
Assets	124,617	77,821	99,169	94,603

*	As of December 27, 2003, total assets in the Heat Recovery Equipment and Auxiliary Power Equipment segments were $77,027 and $97,545, respectively.

The following tables present information which reconciles segment information to consolidated totals (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Net income:
Total segment income	$230	$3,120	$1,713	$15,063
Unallocated interest income	64	173	278	441
Other (principally unallocated management fees and income taxes)	(204)	(278)	(767)	(803)

Consolidated net income	$90	$3,015	$1,224	$14,701

	September 25, 2004	December 27, 2003
Assets:
Total segment assets	$223,786	$174,572
Corporate cash and cash equivalents	12,026	42,172
Other unallocated amounts, principally deferred tax assets	61,230	64,252

Consolidated total assets	$297,042	$280,996

The following table represents revenues by product group (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Heat Recovery Equipment segment:
HRSGs	$21,690	$23,769	$59,302	$74,915
Specialty boilers	7,544	5,659	24,530	21,690
Package boilers	2,739	—	2,739	—

	31,973	29,428	86,571	96,605

Auxiliary Power Equipment segment:
Exhaust systems	9,315	10,574	30,445	37,381
Inlet systems	10,384	12,520	31,303	40,103
Other	8,048	4,779	23,548	24,240

	27,747	27,873	85,296	101,724

Total	$59,720	$57,301	$171,867	$198,329

The following table presents revenues by geographic region (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
North America	$15,096	$41,586	$65,565	$142,281
South America	137	176	600	1,365
Europe	3,990	11,370	15,445	25,769
Asia	28,778	409	50,176	8,487
Middle East	10,005	—	37,541	12,601
Other	1,714	3,760	2,540	7,826

Total	$59,720	$57,301	$171,867	$198,329

9. MAJOR CUSTOMERS

The Company has certain customers that represent more than 10% of consolidated revenues. The revenue for these customers, as well as corresponding accounts receivable, as a percentage of the consolidated revenues and accounts receivable balances, are as follows:

	Revenues
	Three Months Ended		Accounts Receivable
	September 25, 2004	September 27, 2003	September 25, 2004	December 27, 2003
General Electric	35%	35%	19%	27%
Exxon Mobil	0%	16%	3%	9%
Southern Company	0%	13%	0%	0%
Zhejiang Guohua Yuyao Gas Turbine Power Plant Co., Ltd.	22%	0%	0%	0%

	Nine Months Ended
	September 25, 2004	September 27, 2003
General Electric	32%	28%
Zhejiang Guohua Yuyao Gas Turbine Power Plant Co., Ltd.	11%	0%
Exxon Mobil	4%	10%

10. SUPPLEMENTAL CASH FLOW INFORMATION

Changes in current operating items were as follows (in thousands):

	Nine Months Ended
	September 25, 2004	September 27, 2003
Accounts receivable	$12,665	$38,160
Inventories	(869)	334
Costs and estimated earnings in excess of billings	(23,603)	23,715
Accounts payable	(2,564)	(6,468)
Accrued expenses and other	(14,653)	(11,598)
Billings in excess of costs and estimated earnings	9,414	(37,705)

	$(19,610)	$6,438

	Nine Months Ended
	September 25, 2004	September 27, 2003
Cash paid (received) during the period for:
Interest	$394	$1,378
Income taxes	(2,462)	3,546

During the first nine months of fiscal years 2004 and 2003, there was approximately $4.1 million and $1.7 million, respectively, of tax benefit related to stock options exercised that were reflected as an increase to paid-in capital.

11. RECENTLY ENACTED LEGISLATION

On October 22, 2004, the American Jobs Creation Act of 2004 (the Act) was signed into law. The Act contains a number of provisions including:

•	A tax deduction on dividends received before 2005 if the dividends are reinvested in the U.S. for eligible purposes;

•	Replacement of the extraterritorial income exclusion (ETI) with a domestic manufacturing deduction; and

•	Various other tax incentives to generate American job growth.

The Company is determining whether or not it would receive tax benefits from the Act and the extent to which the Act would decrease its effective tax rate.

12. COMPREHENSIVE INCOME

The table below presents comprehensive income for all applicable periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Net income	$90	$3,015	$1,224	$14,701
Foreign currency translation adjustments	(849)	(1,757)	(1,354)	(815)

Comprehensive income	$(759)	$1,258	$(130)	$13,886

13. EMPLOYMENT AND OPERATIONAL RESTRUCTURING

In October 2003, the Company announced a management restructuring plan pursuant to which certain employees were offered either one-time termination or retirement benefits. Certain employees that were offered the retirement incentive packages entered into consulting agreements with the Company subsequent to their retirement. The expense of the consulting agreements will be recognized as the services are provided over the term of the agreements. In addition, retiring employees were offered the right to amend their stock option agreements to extend the date such options remain exercisable from the original period of 90 days after termination of employment to a new period extending to one year after termination of employment. In some cases, this plan also provided for the acceleration of vesting for certain unvested stock options. As required by variable plan option accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” the Company will expense the intrinsic value of the options. The Company recorded as selling and administrative expenses charges of approximately $0.2 million during the third quarter and approximately $2.5 million during the first nine months of fiscal year 2004 related to the restructuring plan.

Under the 2003 management restructuring plan, a retirement benefits agreement was entered into with the Company’s Chief Executive Officer (CEO), Larry Edwards, pursuant to which he determines his own future retirement date. At this time, the retirement date is unknown. Upon retirement, Mr. Edwards will receive a payment of approximately $1.9 million, which was expensed in 2003 and is included in other long-term liabilities as of September 25, 2004.

From the inception of the management restructuring plan through September 25, 2004, the Company has incurred costs of approximately $6.4 million related to the plan. The Company expects to incur approximately $4.9 million of restructuring charges in the future, including an estimate of $3.2 million for the expected consulting fees and variable stock option expense related to the CEO’s retirement benefits agreement.

In the second quarter of 2004, the Company merged the operations of Consolidated Fabricators, Inc. (CFI) with Braden Manufacturing, L.L.C.(Braden). The plan of merger included the closing of CFI’s manufacturing facilities in Toluca, Mexico and Clinton, South Carolina. The Toluca plant is a leased facility while the Company owns the Clinton plant. In addition, the merger plan called for Braden to assume many of CFI’s administrative and management responsibilities.

Through September 25, 2004, the Company has incurred approximately $0.9 million of restructuring costs in connection with this merger. The $0.9 million is comprised of severance payments, early lease termination penalties, loss on disposal of fixed assets, moving expenses and plant clean up costs. The total costs of the merger are expected to be in the range of $2.0 to $3.0 million.

A reconciliation of the liability (included in other current liabilities) for the restructuring costs from December 27, 2003 to September 25, 2004 is as follows (in thousands):

Balance, December 27, 2003	$797
Payments to employees	(797)
Accrue unpaid CFI severance costs	50

Balance, September 25, 2004	$50

The balance of $1.9 million in other long-term liabilities related to the aforementioned management restructuring costs remained unchanged from December 27, 2003 to September 25, 2004.

Approximately $1.0 million and $2.4 million of the fiscal year 2004 restructuring costs were allocated to the Heat Recovery Equipment and Auxiliary Power Equipment segments, respectively.

14. STOCK-BASED COMPENSATION

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

Had compensation cost been determined consistent with SFAS 123, the Company’s pro forma net income (loss) would have been as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Net income (loss) available to common stockholders:
As reported	$90	$3,015	$1,224	$14,701

Stock-based compensation expense included in net income as reported *	—	—	302	—

Additional stock-based compensation expense had the fair value been applied to all awards	(185)	(147)	(991)	(441)

Pro forma	$(95)	$2,868	$535	$14,260

Basic income per common share :
As reported	$0.00	$0.07	$0.03	$0.33
Pro forma	0.00	0.06	0.01	0.32
Diluted income per common share:
As reported	$0.00	$0.07	$0.03	$0.32
Pro forma	0.00	0.06	0.01	0.31

*	Intrinsic value of stock options that were accelerated as a result of the management restructuring plan described in Note 13 above.

The paid-in capital deficit decreased from December 27, 2003 to September 25, 2004 primarily as a result of 1,138,018 stock options that were exercised during this period. A reconciliation of the changes in the account is as follows (in thousands):

Balance, December 27, 2003	$(25,492)
Tax benefit of stock options exercised	4,099
Proceeds from stock options exercised in excess of par value	1,426
Stock-based compensation	487

Balance, September 25, 2004	$(19,480)

15. ACQUISITION OF A BUSINESS

On July 30, 2004, the Company purchased a 90 percent interest in Nanjing Boiler Works (NBW) from Nanjing Machinery & Electronics for approximately $10.7 million (including direct transaction costs of $0.6 million) in cash. In connection with acquisition, the Company acquired $2.2 million of cash. The purchase price of $10.7 million is preliminary and will not be finalized until the fourth quarter of 2004 when the final purchase price adjustments are computed.

NBW designs and manufactures industrial and package boilers used by domestic customers in China for various applications where steam is required. NBW has begun to manufacture heat recovery steam generating units for combined-cycle gas turbine power plants, as well as specialty boiler systems for worldwide customers of Deltak LLC based on Deltak’s design and engineering specifications. NBW is located in Jiangsu province in eastern China. As of the closing date, the Company changed NBW’s name to Deltak Power Equipment (China) Co., Ltd. (DPEC).

DPEC’s results of operations from the acquisition date through September 25, 2004 have been included in the accompanying condensed consolidated statement of income for the three and nine months ended September 25, 2004. DPEC’s results of operations for the third quarter were not significant to the condensed consolidated statement of income. Proforma information has not been presented due to the size of the acquisition.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. DPEC is in the process of determining the fair values of certain assets and liabilities; therefore, the allocation of the purchase price is preliminary and subject to refinement (in thousands):

At July 30, 2004
Current assets, including cash acquired of $2.2 million	$13,996
Property, plant and equipment, net	5,726
Other assets	5,142

Total assets acquired	24,864

Current liabilities	7,822
Other long-term liabilities	4,643
Minority interest	1,708

Total liabilities assumed	14,173

Net assets acquired	$10,691

The Company’s allocation of the preliminary purchase price to the net assets of DPEC at July 30, 2004 did not result in reportable goodwill because the final purchase price has not been determined. The final purchase price is subject to adjustment upon completion of an audit which is expected to be finalized in the fourth quarter of 2004. Upon completion of the audit, the purchase price allocation, based on the evaluation of the assets acquired and liabilities assumed, will be finalized.

Included in the July 30, 2004 balance sheet of DPEC, as adjusted, is an intangible asset with a preliminary fair market value of approximately $4.4 million. The intangible asset represents land use rights that were granted to DPEC by the Chinese government. The land use rights allow DPEC to utilize the land where the manufacturing plant is located for a period of 50 years, beginning October 2002. The Company is amortizing the intangible asset over 48.2 years, which represents its remaining useful life as of July 30, 2004. From July 30, 2004 to September 25, 2004, the Company has recorded approximately $15,000 of amortization expense related to the intangible asset. The Company plans to record approximately $90,000 of amortization expense in each of the next five years, as well as the remaining years in the useful life of the intangible asset. The Company expects the land use rights will have no residual value at the end of the 48.2-year period as the rights granted by the Chinese government will have expired. The intangible asset is included in other assets on the September 25, 2004 balance sheet.

16. SUBSEQUENT EVENT

On October 1, 2004, the Company refinanced certain indebtedness outstanding under its existing amended and restated senior credit facility using proceeds from a new credit agreement entered into with Bank of America, N.A., as Administrative Agent, as well as four other lenders.

The credit agreement provides for a term loan of $25.0 million and revolving credit facility of up to $75.0 million. The credit facility includes a $65.0 million sub-limit for the issuance of letters of credit. Up to $15.0 million of the revolving credit facility may consist of foreign currency loans to the Company’s subsidiaries. The credit facility will be used for working capital and other lawful corporate purposes, and for the issuance of letters of credit.

At the closing of the new credit agreement, on October 1, 2004, the Company borrowed $25.0 million under the term loan. The Company had no borrowings outstanding under the revolving credit facility at October 1, 2004. Approximately $16.6 million of the proceeds from the term loan were used to pay in full the outstanding balance on the existing amended and restated senior credit facility. While the existing amended and restated credit facility was terminated effective October 1, 2004, all letters of credit under that facility were outstanding as of October 1, 2004. A standby letter of credit in the amount of approximately $32.7 million securing letters of credit issued under the existing amended and restated senior credit agreement was issued under the new credit facility to Deutsche Bank Trust Company Americas. The standby letter of credit has been and will continue to be reduced as letters of credit under the amended and restated senior credit facility expire or are replaced by letters of credit under the new credit facility.

At the time of the termination of the amended and restated senior credit facility, $0.2 million of unamortized loan fees were written off by the Company. In addition, the Company incurred approximately $1.8 million in new loan fees related to the new credit facility, which were capitalized and subject to amortization over the life of the new credit facility.

At the Company’s option, amounts borrowed under the new credit agreement will bear interest at either the Eurocurrency rate or an alternate base rate, plus, in each case, an applicable margin. The applicable margin will range from 1.75% to 2.75% in the case of a Eurocurrency rate loan, and from 0% to 1.00% in the case of a base rate loan, in each case, based on a leverage ratio. At October 1, 2004, the $25.0 million of term debt bore interest at a rate of 4.75%.

All amounts outstanding under the term loan will be due and payable on October 1, 2009. All amounts outstanding under the revolving credit facility will be due and payable on October 1, 2008. On that date, the Company will have the option, subject to certain conditions, to convert all or a portion of the revolving loans then outstanding to term loans due and payable on October 1, 2009.

The new credit agreement includes customary affirmative and negative covenants, such as limitations on the creation of new indebtedness and on certain liens, restrictions on certain transactions and payments and maintenance of a consolidated leverage ratio, a consolidated fixed charge coverage ratio and a consolidated asset coverage ratio. A default under the credit agreement may be triggered by events such as a failure to comply with financial covenants or other covenants under the credit agreement, a failure to make payments when due under the credit agreement, a failure to make payments when due in respect of or a failure to perform obligations relating to debt obligations in excess of $5.0 million, a change of control of the Company or certain insolvency proceedings. A default under the credit agreement would permit the participating banks to restrict the Company’s ability to further access the credit facility for loans, require the immediate repayment of any outstanding loans with interest and require the cash collateralization of outstanding letter of credit obligations.

The credit agreement prohibits the Company from paying cash dividends to its stockholders. The credit agreement is:

•	guaranteed by all of the Company’s domestic subsidiaries; and

•	secured by a lien on all of the property and assets of the Company’s domestic subsidiaries, including, without limitation, a pledge of all capital stock owned by the Company and its domestic subsidiaries, subject to a limitation of 65% of the voting stock of any foreign subsidiary.

The Company is currently in compliance with all covenant requirements of the new credit agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this Form 10-Q includes certain “forward-looking statements.” Forward-looking statements represent our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. These forward-looking statements include, in particular, the statements about our plans, strategies and prospects. When used in this report, the words “expect,” “may,” “intend,” “plan,” “anticipate,” “believe,” “seek” and similar expressions, as well as statements regarding our focus for the future, are generally intended to identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, these forward-looking statements rely on assumptions and are subject to risks and uncertainties that may cause our actual results to vary from our expected results.

Information concerning some of the risks, uncertainties and other factors that could cause actual results to differ materially from our forward-looking statements is set forth under “Risk Factors” in Item 1 of our Form 10-K for the fiscal year ended December 27, 2003, and in this section. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements, risks and uncertainties referred to above. Accordingly, undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to update or revise the forward-looking statements.

Overview

We design, engineer and fabricate a comprehensive portfolio of heat recovery and auxiliary power equipment and provide related services. We conduct our business through two operating segments: our Heat Recovery Equipment segment and our Auxiliary Power Equipment segment. The Company’s corporate headquarters are located in Tulsa, Oklahoma, with operating facilities in Plymouth, Minnesota; Tulsa, Oklahoma; Auburn, Massachusetts; Clinton, South Carolina; Monterrey, Mexico; Toluca, Mexico; Shanghai, China; Nanjing, China and Heerlen, Netherlands. During fiscal year 2003, we focused our efforts on maintaining profitability despite the decrease in revenues. These efforts included closing one manufacturing plant, reducing debt and implementing a management restructuring plan to reduce staff and related costs and improve competitiveness. In addition, we strengthened our sales and operating initiatives in China and Southeast Asia allowing us to take advantage of the increasing need for additional power in that region. However, the demand for new power plants in the United States has decreased significantly, and we enter the remainder of fiscal year 2004 with uncertainty regarding when that demand may increase.

During the second quarter of 2003, we decided to permanently close our San Antonio, Mexico plant effective April 30, 2003. The decision was based primarily on a reduction in volume due to the downturn in new power plant construction within the U.S. The Auxiliary Power Equipment segment recorded approximately $0.2 million in severance and other costs associated with the elimination of approximately 35 employees and the closing of the plant. During 2003, we also scaled back operations at other locations in our efforts to further our use of low-cost subcontractor fabrication as well as manage our costs due to the downturn in the U.S. market. Also in 2003, the Auxiliary Power Equipment and Heat Recovery Equipment segments further reduced their workforce by 201 and 41, respectively. The severance costs associated with these 2003 workforce reductions totaled approximately $0.4 million. All amounts have been paid.

In October 2003, we announced a management restructuring plan pursuant to which certain employees were offered either one-time termination or retirement benefits. Certain employees that were offered the retirement incentive packages entered into consulting agreements with us subsequent to their retirement. The expense of the consulting agreements will be recognized as the services are provided over the term of the agreements. In addition, retiring employees were offered the right to amend their stock option agreements to extend the date such options remain exercisable from the original period of 90 days after termination of employment to a new period extending to one year after termination of employment. In some cases, this plan also provided for the acceleration of vesting for certain unvested stock options. As required by variable plan option accounting under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” we are expensing the intrinsic value of the options.

Under the 2003 management restructuring plan, a retirement benefits agreement was entered into with our Chief Executive Officer (CEO), Larry Edwards, pursuant to which he determines his own future retirement date. At this time, his retirement date is unknown. Upon retirement, Mr. Edwards will receive a payment of approximately $1.9 million, which was expensed in 2003 and included in

Other long-term liabilities as of September 25, 2004. This amount is included in the $3.9 million of restructuring costs recognized in fiscal year 2003. In addition, we agreed to pay Mr. Edwards approximately $0.8 million in the future upon signing a release agreement on his retirement date. This amount will be expensed in the fiscal quarter in which he retires. On the retirement date, we plan to enter into a one-year consulting agreement with Mr. Edwards. The consulting fees, currently estimated at approximately $0.9 million, will be expensed as the services are rendered over the term of the agreement. This amount will change based on the actual salary and target bonus at the retirement date.

Under our current stock option plans, participants may exercise their vested options up to 90 days after their termination date. As part of his retirement benefits package, Mr. Edwards may execute an extension agreement, on the retirement date, whereby certain of his stock options become immediately fully vested. In addition, instead of the normal 90-day exercise period, Mr. Edwards would have one year from the retirement date to exercise his options. If this extension agreement were executed and these modifications were made to Mr. Edwards’ original stock option agreements, the Company could incur significant compensation expense in accordance with APB 25. The compensation expense would be measured on the retirement date, as the excess of the fair value of the stock over the exercise prices multiplied by the number of stock options outstanding. Assuming the number of options outstanding ($0.36/share options – 202,151 shares; $4.87/share options – 100,000 shares; $6.10/share options – 100,000 shares) and the closing stock price of $8.45 as of November 1, 2004, we estimate that this pre-tax charge would be approximately $2.3 million. This amount would vary based on the number of unexercised options and the stock price as of the retirement date.

We recorded charges of approximately $2.5 million during the first nine months of fiscal year 2004 in selling and administrative expenses related to the restructuring plan.

Continuing our efforts to maximize profitability by shifting manufacturing capacity to even lower-cost sources, we announced in the second quarter of 2004 our plans to merge the operations of Consolidated Fabricators, Inc. and Braden Manufacturing, L.L.C. The merger occurred in June 2004. During the third quarter, the Company began the process of closing its manufacturing facilities in Toluca, Mexico and Clinton, South Carolina. The production from these plants is being moved to other Company facilities or subcontractors. We expect to incur restructuring costs in the range of approximately $2.0 to $3.0 million to complete the merger, and we estimate annual cost savings of at least $2.0 million. Through September 25, 2004, the Company has incurred approximately $0.9 million of restructuring costs in connection with the merger.

The Company completed a purchase of a 90% interest in Nanjing Boiler Works (NBW) on July 30, 2004. The Company later changed the name of NBW to Deltak Power Equipment (China) Co., Ltd. (DPEC). This acquisition is important to the Heat Recovery Equipment segment of the business from a strategic perspective. DPEC owns licenses necessary to manufacture and sell boilers in China and a fully functioning, state-of-the-art manufacturing plant. In addition, this acquisition is expected to give the Company a distinct competitive cost advantage and better access to customers within China. The fact that DPEC is qualified to manufacture and sell boilers in China does not guarantee that it will be successful in obtaining a significant number of new orders.

Results of Operations

The table below represents the operating results of the Company for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Revenues	$59,720	$57,301	$171,867	$198,329
Cost of sales	50,621	43,454	141,826	146,314

Gross profit	9,099	13,847	30,041	52,015
Selling and administrative expenses	8,769	8,578	27,571	26,697

Operating income	330	5,269	2,470	25,318
Interest expense	185	326	496	1,218

Income before income taxes	145	4,943	1,974	24,100
Income tax provision	55	1,928	750	9,399

Net income	$90	$3,015	$1,224	$14,701

The demand for our products and services depends, to a significant degree, on the continued construction of gas turbine power generation plants. In the first nine months of fiscal year 2004, approximately 84.1% of our revenues were from sales of equipment and services for gas turbine power plants. The power generation equipment industry has experienced cyclical periods of growth or decline. In periods of decreased demand for new gas turbine power plants or difficulty in raising capital to finance new power plants, our customers may be more likely to decrease expenditures on the types of products and systems that we supply and, as a result, our sales may decrease. In addition, the gas turbine power industry depends on an adequate supply of natural gas. A rise in the price or shortage of natural gas could reduce the profitability of gas turbine power plants, which could adversely affect our future sales. Commencing in 2002 and continuing in 2003 and 2004, liquidity concerns in the merchant power production sector have reduced the availability of financing for power plant development in the United States and have caused the market for our products to decline. While it is believed that the long-term need for gas fired power plants on a world-wide basis is substantial, lower demand in the United States during 2003 and into the first nine months of 2004, has negatively impacted our bookings and revenue. We anticipate that the demand for new power plants outside of the United States will continue to improve and provide a good market for our products.

Our fiscal year ends on the last Saturday in December. As a result, references in this quarterly report to fiscal year 2003 refer to the fiscal year ending December 27, 2003. References to the third quarter of fiscal year 2004 refer to the three months ended September 25, 2004 and references to the third quarter of fiscal year 2003 refer to the three months ended September 27, 2003.

We recently announced that the Company’s Board of Directors approved a change in the fiscal year-end from the last Saturday in December to December 31, which will be effective for the fourth quarter of 2004 and periods beyond.

Three months ended September 25, 2004 compared to three months ended September 27, 2003

Revenues

Revenues increased 4.2% to $59.7 million for the third quarter of fiscal year 2004 from $57.3 million for the third quarter of fiscal year 2003. While there was no significant difference in revenues between the periods to report, the revenue in both periods were negatively impacted by the downturn in the demand for gas turbine power generation equipment in the United States. We anticipate that revenues in fiscal 2004 will be lower than revenues in fiscal 2003 primarily due to the continued downturn in new power plant construction within the United States.

The following table sets forth our segment revenues for the third quarter of fiscal years 2004 and 2003 (dollars in thousands):

	Three Months Ended
	September 25, 2004	September 27, 2003	Percentage Change
Heat Recovery Equipment segment:
HRSGs	$21,690	$23,769	(8.7)%
Specialty boilers	7,544	5,659	33.3%
Package boilers	2,739	—	NA

Total segment	$31,973	$29,428	8.6%

Auxiliary Power Equipment segment:
Exhaust systems	$9,315	$10,574	(11.9)%
Inlet systems	10,384	12,520	(17.1)%
Other	8,048	4,779	68.4%

Total segment	$27,747	$27,873	(0.5)%

Heat Recovery Equipment segment revenues increased 8.6% to $32.0 million for the third quarter of fiscal year 2004. Revenues for HRSGs decreased 8.7% to $21.7 million. Revenues for specialty boilers increased by 33.3% to $7.5 million. The increase in specialty boiler revenues is due to the fact that orders for specialty boilers have increased significantly. The orders for specialty boilers in 2004 have more than doubled as compared with 2003. Revenues for package boilers for the three months ended September 25, 2004 relate exclusively to our acquisition of DPEC. The Auxiliary Power Equipment segment revenues decreased 0.5% to $27.7 million for the third quarter of fiscal year 2004. Revenues for exhaust systems decreased by 11.9% to $9.3 million. Revenues for inlet systems decreased by 17.1% to $10.4 million, and revenues for other equipment increased 68.4% to $8.0 million. The 68.4% increase in other equipment sales in the Auxiliary Power Equipment segment was due to the fact that we performed more retrofit work during the beginning of the period in which our customers close down plants for maintenance. This maintenance typically takes place in the fall and winter of each year when electricity demand is lower. In 2003, we performed most of our retrofit work in the fourth quarter. The significant decrease in revenues for HRSGs, exhaust and inlet systems in the third quarter of 2004 is due to a significantly lower level of orders booked (including some sizable cancellations) during the second and third quarters of fiscal 2003 as the lag between the time an order is booked and revenue is recognized can be more than one year.

The following table presents our revenues by geographic region (dollars in thousands):

	Three Months Ended
	September 25, 2004		September 27, 2003
	Revenue	Percent of Total	Revenue	Percent of Total
North America	$15,096	25.3%	$41,586	72.6%
South America	137	0.2%	176	0.3%
Europe	3,990	6.7%	11,370	19.8%
Asia	28,778	48.2%	409	0.7%
Middle East	10,005	16.7%	—	0.0%
Other	1,714	2.9%	3,760	6.6%

Total	$59,720	100.0%	$57,301	100.0%

Revenues in North America comprised 25.3% of our revenues for the third quarter of fiscal year 2004 and 72.6% for the third quarter of fiscal year 2003. Revenues in North America decreased 63.7% to $15.1 million for the third quarter of fiscal year 2004, primarily as a result of the continued decrease in demand in the United States for our products. While it is believed that the long-term need for power plants on a world-wide basis is substantial, we are not able to predict the level of demand in various geographic regions.

Revenues in Asia increased dramatically for the third quarter of fiscal year 2004 to $28.8 million, from $0.4 million for the third quarter of 2003. The Company is beginning to experience significant revenue recognition from orders we received from Chinese and other Asian customers in the first quarter of 2004. Due to its growing economy and acute shortage of power generating capacity, Asia represents a significant growth opportunity and is expected to account for an increasingly larger proportion of the Company’s revenues over the next several years. Revenues in Europe decreased by 64.9% to $4.0 million for the third quarter of 2004, from $11.4 million for the same period of 2003 due to the timing of revenue recognized on several projects being sold last year compared to this year, as well as decreased demand for our products in Europe.

Middle East revenues were $10.0 million for the third quarter of fiscal year 2004 as compared to $0 for the third quarter of 2003. Most of the 2004 revenue relates to several large orders in Saudi Arabia. The Middle East remains one of the most active markets for new power projects.

Gross Profit

Gross profit decreased 34.3% to $9.1 million for the third quarter of fiscal year 2004, from $13.8 million for the third quarter of fiscal year 2003. Gross profit as a percentage of revenues decreased to 15.2% in the third quarter of fiscal year 2004, from 24.2% in the third quarter of fiscal year 2003. The Company had anticipated lower gross margins of approximately 18.5% to 19.5% (representing historical margins from 2002 and prior) for 2004 for the following reasons:

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

The gross profit as a percentage of revenues for the third quarter of 2004 was lower than expected mainly due to higher material prices, primarily steel, which rose dramatically during the first half of 2004 and continued to rise in the third quarter. Average steel prices in the third quarter of 2004 were about 90% higher than the third quarter of 2003. We were limited in our ability to recover these higher costs from customers on fixed price contracts resulting in lower margins.

Selling and Administrative Expenses

Selling and administrative expenses increased 2.2% to $8.8 million for the third quarter of fiscal year 2004, from $8.6 million for the third quarter of fiscal year 2003. This slight increase is due to management restructuring costs, Consolidated Fabricators, Inc. merger costs and higher operating costs in China, mostly offset by lower accrued compensation and lower salary costs from the management restructuring. As a percentage of revenues, selling and administrative expenses decreased to 14.7% for the third quarter of fiscal year 2004 from 15.0% for the comparable period of fiscal year 2003 mainly as a result of the slight increase in revenues.

Operating Income

Operating income decreased to $0.3 million for the third quarter of fiscal year 2004, from $5.3 million in the third quarter of fiscal year 2003. The decrease in revenues and gross margin as a percentage of revenues were the primary reasons for this decrease.

Interest Expense

Interest expense decreased to $0.2 million for the third quarter of fiscal year 2004 from $0.3 million for the third quarter of fiscal year 2003. This decrease is due primarily to a reduction in total debt of $16.6 million since September 2003, including $8.3 million of voluntary principal payments made in the first quarter of 2004. The average borrowing rates during the third quarters of 2003 and 2004 were similar. At September 25, 2004, the weighted average interest rate was 3.08%.

Income Taxes

The Company is currently reflecting a 38.0% effective tax rate in the tax provision. The reduction of the deferred tax asset related to the amortization of goodwill will allow us to reduce cash paid for future taxes by approximately $6.4 million annually, but will not reduce future income tax expense. We had approximately $20.9 million of net operating loss carrybacks and $0 of loss carryforwards as of September 25, 2004. The related income tax receivable is reflected in other current assets.

Nine months ended September 25, 2004 compared to nine months ended September 27, 2003

Revenues

Revenues decreased 13.3% to $171.9 million for the first nine months of fiscal year 2004, from $198.3 million for the first nine months of fiscal year 2003. The decline in revenues in 2004 was due to the downturn in the demand for gas turbine power generation equipment in the United States and a resulting lower booking and backlog activity at the end of 2003. We anticipate that revenues in fiscal 2004 will be slightly lower than revenues in fiscal 2003 due to the continued downturn in new power plant construction within the United States.

The following table sets forth our segment revenues for the first nine months of fiscal years 2004 and 2003 (dollars in thousands):

	Nine Months Ended
	September 25, 2004	September 27, 2003	Percentage Change
Heat Recovery Equipment segment:
HRSGs	$59,302	$74,915	(20.8)%
Specialty boilers	24,530	21,690	13.1%
Package boilers	2,739	—	NA

Total segment	$86,571	$96,605	(10.4)%

Auxiliary Power Equipment segment:
Exhaust systems	$30,445	$37,381	(18.6)%
Inlet systems	31,303	40,103	(21.9)%
Other	23,548	24,240	(2.9)%

Total segment	$85,296	$101,724	(16.1)%

The significant overall decrease in revenues for both operating segments for the first nine months of 2004 is due to a significantly lower level of orders booked (including some sizable cancellations) during the second and third quarters of fiscal 2003. However, specialty boiler revenues in 2004 are higher than 2003 due to the fact that special boiler bookings have increased significantly as the lag between the time an order is booked and revenue is recognized can be more than one year.

The following table presents our revenues by geographic region (dollars in thousands):

	Nine Months Ended
	September 25, 2004		September 27, 2003
	Revenue	Percent of Total	Revenue	Percent of Total
North America	$65,565	38.1%	$142,281	71.7%
South America	600	0.4%	1,365	0.7%
Europe	15,445	9.0%	25,769	13.0%
Asia	50,176	29.2%	8,487	4.3%
Middle East	37,541	21.8%	12,601	6.3%
Other	2,540	1.5%	7,826	4.0%

Total	$171,867	100.0%	$198,329	100.0%

Revenues in North America comprised 38.1% of our total revenues for the first nine months of fiscal year 2004 compared to 71.7% for the first nine months of fiscal year 2003. Revenues in North America decreased 54.0% to $65.6 million for the first nine months of fiscal year 2004, primarily as a result of the decrease in the development of gas turbine power plants in the U.S. gas turbine power generation equipment industry beginning in the latter half of 2001 and continuing into 2004. A number of factors have contributed to this situation such as debt and liquidity issues of several merchant power producing companies. While we believe that the long-term need for power plants on a world-wide basis is substantial, the current demand in the United States has slowed considerably.

Revenues in Asia increased dramatically for the first nine months of fiscal year 2004 to $50.2 million, as the Company began to recognize significant revenue from orders we received from Chinese and other Asian customers in the first quarter of 2004. The Company continues to believe Asia will account for an increasingly larger proportion of the Company’s revenues over the next several years that will partially offset the decline in U.S. sales. Revenues in Europe decreased by 40.1% to $15.4 million due to the lower demand for our products.

Middle East revenues increased to $37.5 million for the first nine months of fiscal year 2004, from $12.6 million for the nine months of fiscal year 2003 primarily as a result of several large orders in Saudi Arabia. The Middle East is currently one of the most active markets for new power projects.

Gross Profit

Gross profit decreased 42.2% to $30.0 million for the first nine months of fiscal year 2004, from $52.0 million for the first nine months of fiscal year 2003. Gross profit as a percentage of revenues decreased to 17.5% for the first nine months of fiscal year 2004, from 26.2% for the first nine months of fiscal year 2003. The gross profit as a percentage of revenues for the first nine months of fiscal year 2004 was slightly below our expectations. The Company had anticipated lower gross margins of approximately 18.5% to 19.5% (representing historical margins from 2002 and prior) for 2004 for the reasons expressed in our discussion of third quarter results.

Selling and Administrative Expenses

Selling and administrative expenses increased 3.3% to $27.6 million for the first nine months of fiscal year 2004 from $26.7 million for the first nine months of fiscal year 2003. The increase resulted from management restructuring costs of approximately $3.4 million in 2004 partially offset by lower accrued compensation costs in 2004 and the effect of higher acquisition expenses in 2003. Offsetting this increase was the fact that selling and administrative costs were higher than normal in the first nine months of 2003 due to $1.0 million of strategic acquisition efforts and significantly lower accrued compensation in 2004 as compared to 2003.

As a percentage of revenues, selling and administrative expenses increased to 16.0% for the first nine months of fiscal year 2004 from 13.5% for the comparable period of fiscal year 2003 primarily as a result of our decreasing revenues.

Operating Income

Operating income decreased to $2.5 million for the first nine months of fiscal year 2004 from $25.3 million in the first nine months of fiscal year 2003. The decrease in revenues and gross margin as a percentage of revenues were the main contributors to this decrease.

Interest Expense

Interest expense decreased to $0.5 million for the first nine months of fiscal year 2004 from $1.2 million for the first nine months of fiscal year 2003. This decrease is due primarily to a reduction in total debt of $16.6 million since September 2003, including $8.3 million of voluntary principal payments made in the first half of 2004. Borrowing rates during the periods were similar. At September 25, 2004, the weighted average interest rate was 3.08%.

Income Taxes

The Company is currently reflecting a 38.0% effective tax rate in the tax provision. The reduction of the deferred tax asset related to the amortization of goodwill will allow us to reduce cash paid for future taxes by approximately $6.4 million annually, but will not reduce future income tax expense. We had approximately $20.9 million of net operating loss carrybacks and $0 of loss carryforwards as of September 25, 2004. The related income tax receivable is reflected in other current assets.

Backlog

Backlog increased to approximately $218.0 million at September 25, 2004, compared to $185.3 million at September 27, 2003. Contributing to the increase in backlog during the quarter was approximately $6.7 million of backlog resulting from the acquisition of

DPEC. Based on production and delivery schedules, we believe that up to approximately $170.0 million, or 78% of our backlog at September 25, 2004, will be recognized as a portion of our revenues during the next 12 months. Our backlog consists of firm orders from our customers for projects in progress. Bookings of projects can only be reflected in the backlog when the customers have made a firm commitment. Backlog may vary significantly quarter to quarter due to the timing of those commitments. For the first nine months of 2004, we booked approximately $229.0 million of new orders, less cancellations of approximately $17.0 million, resulting in net bookings of $212.0 million.

Liquidity and Capital Resources

Our primary sources of cash are net cash flow from operations and borrowings under our credit facilities. Our primary uses of this cash are principal and interest payments on indebtedness, capital expenditures and general corporate purposes.

Operating Activities

Net cash provided by (used in) operations decreased to $(5.5) million for the first nine months of fiscal year 2004, from $34.2 million for the first nine months of fiscal year 2003. Significantly lower net income and a significant increase in costs and estimated earnings in excess of billings in 2004 were the primary reasons for this decrease. The increase in costs and estimated earnings in excess of billings for 2004 relates mainly to increased working capital relating to the significant amount of new orders booked during late 2003 and early 2004. In addition, several of these orders are to customers in China. The payment terms on these orders are less favorable when compared to historical orders in other markets, which typically provide for greater upfront payments. If we are unable to negotiate more favorable payment terms on our future international orders, we may require additional borrowings under our senior credit facilities.

Investing Activities

Net cash provided by (used in) investing activities was $(9.5) million for the first nine months of fiscal year 2004 as compared to $0.04 million for the first nine months of fiscal year 2003. The significant amount of cash used in financing activities was due to the acquisition of DPEC and an increase in capital expenditures.

Financing Activities

Net cash used in financing activities was $(2.5) million in the first nine months of fiscal year 2004 compared to $(26.5) million in the first nine months of fiscal year 2003. We made a significant amount of debt payments in both 2003 and 2004 of $26.8 and $8.3 million, respectively. The proceeds from the issuance of common stock were significantly higher in the first quarter of fiscal year 2004 due to the exercise of approximately 1.1 million stock options.

As of September 25, 2004, the Company’s senior credit facility consisted of a term loan of $60 million and a revolving loan of up to $75 million, which revolving loan supported the Company’s letters of credit. At September 25, 2004, the Company had $16.6 million outstanding under the term loan and no amount was outstanding under the revolver. Letters of credit totaling $33.3 million were issued and outstanding at September 25, 2004. There have been no drawings under these letters of credit.

During the first quarter of fiscal 2004, the Company entered into two loan agreements with banks in China. The agreements allow for the Company to borrow a total of $4.8 million at a weighted average rate of 5.21%. The agreements expire April 1, 2005. As of September 25, 2004, approximately $4.4 million has been borrowed under the loan agreements. The loans are collateralized by letters of credit issued under the Company’s amended and restated senior credit facility.

On October 1, 2004, the Company refinanced certain portions of its debt as discussed in Note 16 to the condensed consolidated financial statements.

At the Company’s option, amounts borrowed under the amended and restated senior credit facility will bear interest at either the Eurodollar rate or an alternate base rate, plus, in each case, an applicable margin. The applicable margin will range from 1.0% to 2.25% in the case of a Eurodollar based loan and from 0% to 1.25% in the case of a base rate loan, in each case, based on a leverage ratio. At September 25, 2004, the term debt under the senior credit facility of $16.6 million and the debt owed to banks in China of $4.4 million bore interest at an average rate of approximately 3.08%.

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

Cash Obligations

Under various agreements, we are obligated to make future cash payments in fixed amounts. These include payments under our amended and restated senior credit facility, our agreement with Harvest, the 2003 management restructuring plan (including retirement and severance benefits and consulting fees) and rent payments required under operating lease agreements.

The following table summarizes our fixed cash obligations as of September 25, 2004 over various future periods (in thousands):

	Payments Due by Period
Contractual Cash Obligations	Less than 1 Year		1-3 Years	4-5 Years	After 5 Years		Total
Debt	$9,386	(1)	$11,625	$—	$—		$21,011
Restructuring Costs	841		65	—	3,550	(2)	4,456
Operating Leases	1,894		2,899	3,956	734		9,483

Total Contractual Cash Obligations	$12,121		$14,589	$3,956	$4,284		$34,950

(1)	See Note 16 to the condensed consolidated financial statements regarding the refinancing of the existing indebtedness under the amended and restated senior credit facility.

(2)	Represents amount due to the Company’s CEO in a year subsequent to 2003 in which he chooses to retire, which retirement will result in benefit payments in the year of retirement and consulting fees in the 12-month period following his retirement.

At September 25, 2004, we had a contingent liability for issued and outstanding stand-by letters of credit totaling $33.3 million that generally were issued to secure performance on customer contracts. Currently, there are no amounts drawn upon these letters of credit.

In addition, the Company has various future obligations in connection with its 2003 management restructuring plan. A full discussion of the management restructuring plan is located in the Overview section above.

Finally, under a management agreement with Harvest, we are contractually committed to annual payments of certain fees for financial advisory and strategic planning services to Harvest of $1.3 million per year. The terms of the management agreement provide for automatic renewals of additional one-year periods commencing each August unless terminated for cause or by Harvest. During any subsequent renewal period of the management agreement the management fee will decrease to $750,000 per year if the affiliates of Harvest sell more than 50% of the shares of the Company’s common stock they owned at the time of the Company’s initial public offering on May 23, 2001. The management fee will be eliminated and the management agreement will terminate, if in any subsequent renewal period the affiliates of Harvest sell more than 66.6% of the shares of the Company’s common stock they owned on May 23, 2001.

Subsequent to quarter end, the Harvest management agreement was amended as described in Note 6 to the condensed consolidated financial statements.

At September 25, 2004, the Company had available cash on hand of approximately $32.6 million and approximately $41.7 million of available capacity under its revolving credit facility. The Company’s new credit facility discussed in Note 16 to the condensed consolidated financial statements allows for borrowing under a $75 million revolving credit facility. The Company may utilize borrowings under the new revolving credit facility to supplement its cash requirements from time to time. The Company borrowed approximately $4.4 million under its loan agreements in China during 2004. However, the Company has not borrowed any funds under the senior credit facility since 2002. The Company plans to use its cash on hand and cash flows from operations to satisfy its cash commitments for the remainder of 2004 and 2005. The rise in the Company’s working capital is primarily due to an increase in orders in China where terms are less favorable for upfront payments on new orders. In addition, the Company made a voluntary payment on its long-term debt of $8.3 million in the first quarter of 2004. The amount of cash flows generated from operations is subject to a number of risks and uncertainties, including the continued construction of gas turbine power generation plants as well as other risks described under “Item 1. Business- Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 27, 2003, filed with the Securities and Exchange Commission. In fiscal 2004 and 2005, the Company may actively seek and consider acquisitions of or investments in complementary businesses, products or services. The consummation of any acquisition using cash will affect the Company’s liquidity.

Critical Accounting Policies

The following discussion of accounting policies is intended to supplement the Summary of Significant Accounting Policies presented as Note 2 to the consolidated financial statements and included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Form 10-K for the fiscal year ended December 27, 2003, filed with the U.S. Securities and Exchange Commission. These policies were selected because a fluctuation in actual results versus expected results could materially affect our operating results and because the policies require significant judgments and estimates to be made each quarter. Our accounting related to these policies is initially based on our best estimates at the time of original entry in our accounting records. Adjustments are periodically recorded when our actual experience differs from the expected experience underlying the estimates. These adjustments could be material if our experience were to change significantly in a short period of time. On a monthly basis, we compare our actual experience to our expected experience in order to further mitigate the likelihood of material adjustments.

Revenue Recognition- GPEG currently has two segments: Heat Recovery Equipment and Auxiliary Power Equipment. Revenues and cost of sales for our Heat Recovery Equipment segment are recognized on the percentage-of-completion method based on the percentage of actual hours incurred to date in relation to total estimated hours for each contract. Our estimate of the total hours to be incurred at any particular time has a significant impact on the revenue recognized for the respective period. The percentage-of-completion method is only allowed under certain circumstances in which the revenue process is long-term in nature (often in excess of one year), the products sold are highly customized and a process is in place whereby revenues, costs and margins can be accurately estimated. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income, and the effects of such revisions are recognized in the period that the revisions are determined. Under percentage-of-completion accounting, management must also make key judgments in areas such as percent complete, estimates of project costs and margin, estimates of total and remaining project hours and liquidated damages assessments. Any deviations from estimates could have a significant positive or negative impact on the results of operations. A one percent fluctuation of our estimate of percent complete would have increased or decreased our year to date fiscal 2004 revenues by approximately $0.9 million.

Revenues for our Auxiliary Power Equipment segment are recognized on the completed-contract method due to the short-term nature of the product production period. Under this method, no revenue can be recognized until the contract is complete and the customer takes risk of loss and title. Similar to our Heat Recovery Equipment segment, changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to job costs and income amounts that are different than amounts originally estimated.

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

From time to time, customers have claims against the Company that result in litigation. The Company recognizes these claims as a charge to cost of sales in the period when management determines it is probable the claim will result in a loss and the amount can be reasonably estimated.

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

Nearly all of our contracts are entered into on a fixed-price basis. As a result, we benefit from cost savings, but have limited ability to recover for any cost overruns, except in those contracts where the scope has changed. Contract prices are established based in part on our projected costs, which are subject to a number of assumptions. The costs that we incur in connection with each contract can vary, sometimes substantially, from our original projections. Because of the large scale and long duration of our contracts, unanticipated changes may occur, such as customer budget decisions, design changes, delays in receiving permits and cost increases, which may delay delivery of our products and, in turn delays revenue recognition.

Warranty- Estimated costs related to product warranty are accrued as revenue is recognized and included in cost of sales. Estimated costs are based upon past warranty claims and sales history. Warranty terms vary by contract but generally provide for a term of three years or less. We manage our exposure to warranty claims by having our field service and quality assurance personnel regularly monitor our projects and maintain ongoing and regular communications with the customer. In 2004, a one percent fluctuation of our warranty expense could increase or decrease cost of goods sold by approximately $0.04 million.

The table below reconciles the changes to our warranty accrual for the periods indicated are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 25, 2004	September 27, 2003	September 25, 2004	September 27, 2003
Balance at beginning of period	$15,196	$18,940	$15,004	$19,460
Accruals during the period	399	2,830	6,150	8,145
Changes in previous accruals	(1,317)	(274)	(1,731)	(2,159)
Settlements made (in cash or in kind) during the period	(1,185)	(2,981)	(6,330)	(6,931)

Ending balance	$13,093	$18,515	$13,093	$18,515

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

Goodwill and Impairment of Long-Lived Assets- Under Statement of Financial Accounting Standards No. 142 (SFAS 142), we perform impairment analyses on our recorded goodwill and long-lived assets annually or whenever events and circumstances indicate that they may be impaired. The analyses include assumptions related to future revenues, cash flows, and net assets. This analysis is based primarily on assumptions about future events such as revenue and cash flow growth rates, discount rates and terminal value of the Company. Actual deviations from the assumptions used in the analysis could have a significant impact on the estimated fair values calculated. Factors that would cause a more frequent test for impairment include, among other things, a significant negative change in the estimated future cash flows of a reporting unit that has goodwill because of an event or a combination of events. We did not record any impairment provisions in fiscal year 2003 or the nine months ended September 25, 2004.

Related Parties

Affiliates of Harvest are our largest stockholders. In addition, two of the directors that serve on our board are both general partners of Harvest. During the first nine months of fiscal 2004 and the first nine months of fiscal 2003, we incurred consulting expenses from Harvest in the amounts of $0.8 and $0.9 million, respectively. Under a management agreement with Harvest, the Company is contractually committed to annual payments of certain fees for financial advisory and strategic planning services to Harvest of $1.3 million per year. The terms of the management agreement provide for automatic renewals of additional one-year periods commencing each August unless terminated for cause or by Harvest. During any subsequent renewal period of the management agreement, the management fee will decrease to $750,000 per year if the affiliates of Harvest sell more than 50% of the shares of the Company’s common stock they owned at the time of the Company’s initial public offering on May 23, 2001. The management fee will be eliminated and the management agreement will terminate, if in any subsequent renewal period the affiliates of Harvest sell more than 66.6% of the shares of the Company’s common stock they owned on May 23, 2001.

Subsequent to quarter end, the Harvest management agreement was amended as described in Note 6 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks. Market risk is the potential loss arising from adverse changes in market prices and interest and foreign currency rates. We do not enter into derivative or other financial instruments for speculative purposes. Our market risk could arise from changes in the credit worthiness of customers, interest rates and foreign currency exchange.

Credit Risks

Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. Given the nature of our business, we typically have significant amounts due from a relatively low number of customers. At September 25, 2004, 39% of our trade receivables were due from three customers. In order to reduce our risk of non-collection, we perform extensive credit investigation of all new customers.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates. Assuming our current level of borrowings, a 100 basis point increase in interest rates under these borrowings would have increased our interest expense for 2004 by approximately $0.2 million. However, under the terms of our new senior credit facility, we are allowed to lock into interest rates for a period of up to twelve months on our long-term debt. In October 2004, we entered into fixed rate agreements currently yielding an average rate of 4.03% with varying maturity dates extending as long as twelve months on all of our outstanding long-term debt.

Foreign Currency Exchange Risk

Portions of our operations are located in foreign jurisdictions including China, Europe and Mexico. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. In addition, sales of products and services are affected by the value of the United States dollar relative to other currencies. Changes in currency rates may affect our cost of materials or labor purchased in foreign countries. We attempt to manage portions of our foreign currency exposure through denomination of cash receipts and cash disbursements in the same currency. Periodically, we manage our foreign currency exposure through the use of foreign currency forward exchange agreements. Forward agreements with a notional amount of approximately $3.2 million were in place at September 25, 2004 with varying amounts due through June 2005. Currently, the Company recognizes changes in the fair values of the forward agreements through earnings. The fair values of unrealized gains on the forward agreements of approximately $0.03 million for the nine months ended September 25, 2004 are included in earnings.

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

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. The internal controls at Deltak Power Equipment (China) Co., Ltd. (DPEC), which the Company acquired on July 30, 2004, and was not previously a U.S. public reporting company, are an area of focus for the Company. The Company is in the process of reviewing the internal controls at DPEC and making any necessary changes. Pursuant to the guidance set forth by the staff of the Securities and Exchange Commission regarding recent acquisitions, DPEC will not be included in management’s assessment of internal controls over financial reporting for the year ended December 31, 2004.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to the disclosure provided in Note 6, “Litigation, Commitments and Contingencies” to the condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q, which disclosure is incorporated herein.

ITEM 6. EXHIBITS

Exhibits
10.1	Credit Agreement, dated October 1, 2004, among Global Power Equipment Group Inc. and Subsidiaries, together with Bank of America, N.A., as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, US Bank National Association, as Syndication Agent, and Bank of Oklahoma, N.A., as Managing Agent.

10.2	Letter, dated June 14, 2004, between and among Global Power Equipment Group Inc. and Harvest Partners III, L.P. and Harvest Partners III, GbR regarding certain registration rights.

10.3	Second Amendment to Management Agreement, dated October 26, 2004, by and between Harvest Partners, Inc. and the Company (filed as Exhibit 10 to the Company’s Form 8-K dated October 21, 2004 and incorporated by reference herein).

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Power Equipment Group Inc.

DATED: November 4, 2004	By:	/s/ Larry Edwards
Larry Edwards
Chairman, Chief Executive Officer and President

Global Power Equipment Group Inc.

DATED: November 4, 2004	By:	/s/ James P. Wilson
James P. Wilson
Chief Financial Officer and Vice President of Finance
(Principal Financial Officer)

Exhibit Index

Exhibit No.
10.1	Credit Agreement, dated October 1, 2004, among Global Power Equipment Group Inc. and Subsidiaries, together with Bank of America, N.A., as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, US Bank National Association, as Syndication Agent, and Bank of Oklahoma, N.A., as Managing Agent.

10.2	Letter, dated June 14, 2004, between and among Global Power Equipment Group Inc. and Harvest Partners III, L.P. and Harvest Partners III, GbR regarding certain registration rights.

10.3	Second Amendment to Management Agreement, dated October 26, 2004, by and between Harvest Partners, Inc. and the Company (filed as Exhibit 10 to the Company’s Form 8-K dated October 21, 2004 and incorporated by reference herein).

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.