Form 10-K
period 2004-12-31
GLOBAL POWER EQUIPMENT GROUP INC/
filed 2005-03-15
CIK 1136294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates (affiliates being directors, officers and holders of more than 10% of the Company’s common stock), based on the closing price of the Common Stock on June 26, 2004, the last business day of the registrant’s most recently completed second quarter, as reported by the New York Stock Exchange, was approximately $240.9 million.

The number of shares of the Registrant’s common stock, $.01 par value, outstanding at February 28, 2005 was 46,775,264.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the annual meeting of stockholders for 2005 are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLOBAL POWER EQUIPMENT GROUP INC.

FORM 10-K

December 31, 2004

PART I.

ITEM 1. BUSINESS

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K includes certain “forward-looking statements.” Forward –looking statements represent our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of our control. These forward-looking statements include, in particular, statements about our plans, strategies and prospects. When used in this report, the words “expect,” “may,” “intend,” “plan,” “anticipate,” “believe,” “seek” and similar expressions, as well as statements regarding our focus for the future, are forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, these forward-looking statements rely on assumptions and are subject to risks and uncertainties that may cause our actual results to vary from our expected results.

Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Form 10-K are set forth in “Item 1. Business,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K. These forward-looking statements involve risks and uncertainties, including those discussed under “Risk Factors” included in Item 1. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements found in the sections mentioned above. Accordingly, undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update or revise our forward-looking statements.

Overview

Global Power Equipment Group Inc. (referred to herein as “we,” “us,” “our,” “GPEG” and the “Company”) is a global designer, engineer and fabricator of a comprehensive portfolio of equipment for gas turbine power plants and power-related equipment for industrial operations, with over 30 years of power generation industry experience. We believe that we are a leader in our industry, offering one of the broadest ranges of gas turbine power plant and other power-related equipment in the world. Management believes the Company holds the number one or number two market position by sales in a majority of its product lines. Our equipment is installed in power plants and in industrial operations in more than 40 countries on six continents. We believe that we have one of the largest installed bases of equipment for power generation in the world. In addition, we provide our customers with value-added services including engineering, retrofit and upgrade, and maintenance and repair.

We sell our products to the gas turbine power generation market. Our products are critical to the efficient operation of gas turbine power plants and are highly engineered to meet customer-specific requirements. Our products include:

• heat recovery steam generators;	• exhaust systems;

• filter houses;	• diverter dampers;

• inlet systems;	• specialty boilers and related products; and

• gas turbine, steam turbine, and generator enclosures;	• industrial boilers.

We market and sell our products globally under the Deltak, Braden and Consolidated Fabricators brand names through our worldwide sales network.

We fabricate our equipment through a combination of in-house manufacturing at our own factories in the United States, Mexico and China and through extensive outsourcing relationships around the world. Our network of high-quality international manufacturing partners, located in nearly 20 countries, allows us to manufacture equipment for power plant projects and power-related equipment worldwide at competitive prices. Our international manufacturing partners enable us to meet increasing demand without being restricted by internal manufacturing capacity limitations, thus minimizing our capital expenditure requirements. Our own facilities coupled with these external manufacturing subcontractors also allow us to meet our customers’ global sourcing initiatives and provide localized supply sources. This structure enables us to maintain relatively low fixed costs, which provides a significant benefit during times of decreased demand and to rapidly increase manufacturing capacity in periods of increasing demand.

We believe our proprietary design and engineering capabilities differentiate us from our competitors. By providing high-quality products on a timely basis and offering a broad range of equipment for gas turbine power plants from a single company, we have forged longstanding relationships with the leading power industry participants, including General Electric, Mitsubishi Heavy Industries, Siemens-Westinghouse and power generating companies within the United States and abroad.

2004 Developments

During 2004, approximately 82 percent of our revenues were from sales of equipment and services for gas turbine power plants. The remaining 18 percent of our revenues were derived from the sale of industrial boilers in China and specialty boiler systems for co-generation applications and for process industries. Approximately 40 percent of our revenues in 2004 were from sales in North America.

Beginning in late 2001 and continuing through 2004, the health of the U.S. merchant electrical generation industry deteriorated significantly as falling power prices, coupled with sharply higher natural gas costs and reduced access to capital gave rise to postponements and cancellations of planned new power generation capacity inside the United States. The cancellation of new electrical generation projects inside the United States during 2002 and 2003 affected our order bookings during 2003 and into early 2004, which had a negative impact on our revenue and earnings during 2004. At the time we receive an order representing a commitment from a customer (a “booking”), that order is added to our backlog. During the second half of 2004, demand from international markets improved significantly boosting our 2004 bookings to $365.4 million, compared to approximately $167.2 million in 2003 and $305.1 million in 2002. Because of the improved demand from international customers, our firm backlog at the end of December 2004 stood at $308.9 million, compared to $178.5 million at the end of 2003. International orders in our firm backlog at the end of 2004 represented approximately 70 percent of the total compared to 56 percent at the end of 2003 and 25 percent at the end of 2002.

A number of factors contributed to the improved market activity during 2004 including continued strong economic growth across Asia, particularly in China where electricity shortages are prevalent. As a result of the widespread shortage of electricity, the Chinese Government has taken deliberate steps to increase the supply of electricity, much of which is based upon natural gas. The commissioning of a new natural gas pipeline across China during late 2004, the first of its kind in that country, is contributing to a growing demand for natural gas-fired power plants. In addition to China, demand for new power generation produced significant orders for the Company during 2004 from the Middle East, including Iraq, and from regions around the globe including Europe and North America.

In addition to restructuring charges discussed in Item 7 of this Form 10-K, rapidly rising costs for steel during 2004 impacted our gross margin and significantly reduced our profitability. We purchase a significant quantity of steel in varying grades, shapes and form required to manufacture our products. On average, steel is the single largest input cost and as a result, if we are unable to pass through higher than expected costs in the period between developing a proposal and purchasing the steel upon receiving an award, our profitability can be sharply reduced. Such was the case during 2004 when prices for all grades of steel, particularly stainless steel, rose much faster than we or others anticipated. The benchmark price for hot rolled flat plate steel, which we use in a variety of our products, as published by MEPS International, more than doubled from the end of 2003 to the end of 2004, rising from $367 per metric ton in December 2003 to $750 per metric ton in December 2004. During the course of the year, neither we nor our customers, fully contemplated such sharp increases for this vital input. As a consequence, we were not able to fully recoup the increased costs for steel and ultimately, our gross product margins declined sharply.

Since no futures market exists for steel, it is difficult to implement forward hedging programs to purchase steel that we may require on any given project on which we bid. Additionally, given the competitive nature of the bidding process, we have chosen not to speculate on steel prices by placing large quantities of steel into inventory in anticipation that we may win any particular award. During the later part of 2004, we implemented various programs to minimize the impact of rising steel costs, including working more closely with our suppliers, our manufacturing partners and our customers. We are evaluating other steps to minimize the impact of rising steel costs. As an example, we have shortened the time between proposal and order acceptance on projects that we pursue. At the beginning of 2005, we remain vulnerable to rising steel costs and believe our gross margins will remain lower than our average rate for the last several years. If and when steel prices stabilize and then decline, we believe the pressure on our gross margin will subside. However, given the volume of lower margin jobs that were booked into our backlog during late 2004, we believe it could take several quarters for our profitability to improve given the impact of higher than expected steel costs and the related competitive market conditions.

On November 23, 2004, we entered into a Purchase Agreement with Williams Group International LLC, a Georgia limited liability company, to purchase all of the outstanding limited liability company interests of three Georgia limited liability companies, which we refer to collectively as Williams Industrial Services Group, or “WISG.” Founded in 1958, Williams Industrial Services Group provides routine and specialty maintenance services to firms engaged in power generation, pulp and paper manufacturing and to government agencies, primarily the Department of Energy. Approximately 80% of WISG’s annual revenue is derived from services provided to firms in power generation and includes work at nuclear power plants, coal-fired power plants and other fossil fuel plants as well as hydro-based generating facilities.

The purchase price will consist of an “Equity Purchase Price” payable at closing and a “Deferred Purchase Price.” The Equity Purchase Price is $65.0 million, subject to certain customary adjustments. The Deferred Purchase Price will range from zero to $0.9 million and will be payable by us in cash in 2006. The Deferred Purchase Price is contingent on the attainment by WISG of certain gross profit targets for 2005.

On November 23, 2004, we completed a private placement of 4.25% convertible senior subordinated notes in the aggregate principal amount of $69.0 million due 2011. We intend to use the net proceeds of the offering, together with borrowings under our credit facility and cash on hand, to fund the purchase of WISG described above. The convertible notes bear interest at a rate of 4.25% per year, payable semi-annually on May 23 and November 23 of each year, beginning on May 23, 2005. The convertible notes are convertible into shares of our common stock at an initial conversion price of $10.61 per share of common stock, which is equal to approximately 122% of the volume weighted average price of our common stock on November 22, 2004. The conversion price is subject to adjustment under certain circumstances.

The WISG Purchase Agreement is subject to customary closing conditions. We expect to close the acquisition in April of 2005. We are required to escrow $7.65 million of the net proceeds from the sale of the convertible notes, for future interest payments for the benefit of the convertible noteholders if the closing does not occur by April 30, 2005. If the acquisition is not consummated by June 30, 2005, we will be required to pay certain outstanding loans under our senior credit agreement with the net proceeds from the sale of the convertible notes.

Upon the occurrence of an “Event of Default,” or a “Change of Control,” the noteholders may require us to redeem all or any portion of the convertible notes. A “Triggering Event” will be deemed to occur if we incur any indebtedness in addition to “Permitted Indebtedness,” and at the time of such incurrence, our trailing 12 months “Consolidated EBITDA” does not equal or exceed $30.0 million or, as a result of the incurrence, our “Consolidated Leverage Ratio” exceeds 4.75 to 1.0. Within 30 days of the occurrence of a Triggering Event, we will be required to offer to redeem all or any portion of the convertible notes then outstanding at a redemption price equal to the principal balance of the notes plus all accrued and unpaid interest. If at any time prior to the incurrence of a Triggering Event, the weighted average price of our common stock equals or exceeds 150% of the conversion price then in effect for a period of 15 out of 30 consecutive trading days, the restrictions on “Permitted Indebtedness” will be removed. We may redeem all or any portion of the convertible notes, at our option, at any time on or after November 23, 2007 if the weighted average price of our common stock exceeds 165% of the conversion price then in effect for a period of 20 out of 30 consecutive trading days. At any time beginning on May 23, 2005 and continuing until August 2, 2005, the noteholders may, at their option, require us to redeem up to $9.0 million of the convertible notes. Beginning on November 23, 2009, the noteholders may, at their option, require us to redeem all or any portion of the convertible notes. In such event, we may elect, at our option and subject to certain conditions, to pay up to 50% of the redemption price in shares of our common stock valued at 94% of the weighted average price of the common stock for the 20-day trading period immediately preceding the redemption date.

Supply and Demand Trends

United States

According to the Energy Information Administration (EIA), an arm of the U.S. Department of Energy, an estimated 41 gigawatts of new generation capacity was added in the United States during 2004, down approximately 9 percent from the 45 gigawatts of new capacity that was added during 2003. The EIA expects new gas turbine combined-cycle generation capacity additions in the United States will average approximately five gigawatts of capacity over the next two years and thereafter grow only marginally in the following decade, at which time the EIA estimates that retirements of older generation capacity will significantly outpace planned additions. Given the extended lead-times required for developing new electrical power generation capacity for a particular market, our bookings and revenues can rise or fall sharply prior to the actual commissioning of new capacity. Limited development, deferral of planned projects and unexpected cancellations may reduce the potential recognition of revenues and profits. In market economies such as the United States, the lags between price signals and the construction of new power plants can cause boom-and-bust cycles for the suppliers of equipment for power generation. Given this situation, our revenues will not necessarily correlate precisely with changes in reported actual or forecasted new capacity. A copy of the EIA’s latest assessment of electrical generation supply and demand trends for the United States can be found on the Department of Energy’s website at http://www.eia.doe.gov/oiaf/aeo/index.html.

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

In its World Energy Outlook 2004 study, the IEA estimates nearly 3,600 gigawatts of new generating capacity will be added by 2030, or an average of approximately 128 gigawatts per year. Almost half of the annual addition is expected to be based upon natural gas. The IEA estimates that 4,700 gigawatts of new generation capacity will be required worldwide by 2030 and the importance of natural gas-based generating plants will rise from 24 percent in 2002 to 35 percent by 2030. Most of this new gas turbine capacity will employ combined-cycle technology. The IEA’s latest assessment of worldwide generation supply and demand trends, along with the expected capacity additions through 2030 can be found on the Internet at www.iea.org.

Our Strategy

Given the EIA’s assessment of supply and demand trends, and the existing merchant industry conditions inside the United States, we believe the market opportunities inside the United States for us over the next several years will remain subdued. In view of this outlook, as well as the IEA’s outlook for international supply and demand, we will take a number of initiatives to maximize shareholder value and enhance our market position as a supplier and service provider in the global power generation industry. We will:

•	Leverage our presence and experience in international power markets. We have a successful record of selling our products to customers in over 40 countries during the past two decades. Through our large international network of manufacturing relationships and direct sales channels, we are uniquely positioned to undertake power generation projects throughout the world.

Recognizing the market opportunities for gas turbine generating capacity additions globally, we continued to expand our presence in a number of regions outside of the United States during 2004, particularly in China. During the second half of 2004, we booked a significant volume of business in a number of international markets, which resulted in a higher firm backlog at the end of 2004 than a year earlier. In July 2004, we purchased 90 percent of Nanjing Boiler Works, a strategic step to further expand our manufacturing capacity inside China to capitalize on the robust outlook for the construction of new power generating capacity in that country in the years ahead. Starting in January 2006, we may purchase the remaining 10% interest in Nanjing Boiler Works at our sole discretion. In addition to our Nanjing, China manufacturing plant, we continue to maintain strong manufacturing partnerships in nearly 20 countries outside of the United States, including four within China. This global supply capability, in close proximity to key markets, where we can supply our full-range of products and provide customer support, allows us to serve our multinational customers’ needs in a timely and efficient manner and are critical prerequisites for obtaining project awards.

•	Leverage our design and engineering capabilities to expand our product lines. We intend to expand our product lines to capture a larger share of our customers’ equipment purchases. Through our design and engineering capabilities and experience in gas turbine technology, we have developed a number of complementary product lines, including inlet cooling systems, pulse filters, air filter elements and diverter dampers. Throughout our history, we have successfully introduced new end-use applications for our underlying technologies, including products for the process, marine, pulp and paper and pharmaceutical industries. We are actively pursuing potential opportunities in new gas turbine applications, including integrated gasification combined-cycle processes that employ coal as the fuel source into a gas turbine.

•	Position the Company to be the preferred supplier in the U.S. market for the long-term. Our design and engineering expertise positions us to bid on and execute virtually any major gas turbine power plant project, as well as specific applications incorporating our specialty boilers, which are frequently installed for co-generation projects. Since 2001, the downturn in U.S. power generation markets has negatively impacted several of our competitors to the point where some have been forced to exit the market or are, in our opinion, less viable going forward. Our low-cost sourcing and manufacturing capability enhances our competitive market position and enables us to participate in virtually every location where new power projects will be added.

•	Pursue strategic acquisitions. The acquisition of a company in the power plant maintenance business has been an integral part of the Company’s strategy to strengthen and diversify the Company. In November 2004, we announced a definitive agreement to purchase WISG, an enterprise that principally performs routine and specialty services to firms engaged in power generation. We expect to close the WISG transaction in early April 2005. We will continue to evaluate select acquisitions, which could increase our market share in existing product lines, further increase our overall product and service offerings, penetrate difficult markets more easily or expand our geographic reach. The power generation equipment industry is highly fragmented, comprised largely of small companies or corporate divisions with relatively limited product lines. The fragmented nature of the industry provides us with numerous acquisition opportunities.

Gas Turbine Technology

Gas turbine power plants are well positioned to benefit from the need for new or more efficient power generation infrastructure. The advantages of power generation plants utilizing gas turbine technologies versus other technologies include:

•	lower construction costs;

•	shorter construction periods;

•	improved operating efficiency;

•	lower environmental impact;

•	ability to expand plant capacity; and

•	rapid start-up and shutdown time.

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

Products and Services

We conduct our business through two operating segments: our Heat Recovery Equipment segment and our Auxiliary Power Equipment segment. We offer a broad range of products and services that are integral parts of gas turbine power plants as well as power-related equipment for industrial operations. We also provide advanced engineering, retrofit and upgrade, maintenance and repair services to the power generation industry. For more information regarding our revenues, profitability and total assets by segment, see Note 11 to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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

•	Specialty Boilers and Related Products. Specialty boilers are a highly customized class of equipment that capture waste heat and convert it into steam. We produce specialty boilers used in process heat recovery and incineration systems, small power generation systems and marine co-generation systems. Our specialty boilers, which require creative engineering solutions, are used in a wide range of markets, including oil and gas, pulp and paper, chemicals, petrochemical, marine and food industries. We have an installed base of more than 600 specialty boilers in over 30 countries. In addition, we design and manufacture catalytic recovery systems for gas turbine exhaust systems, which reduce emissions.

•	Industrial Boilers. Designed and manufactured by Deltak Power Equipment (China) Co., Ltd., industrial boilers are boilers that produce steam or heat utilizing coal or other types of fossil fuels. The primary uses of these boilers are heating and producing steam for industrial commercial usage.

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

Backlog

The time frame between receipt of an order and actual completion or delivery of our products can stretch from a few weeks to a year or more. At the time we receive an order representing a commitment from a customer (a “booking”), that order is added to our backlog. Our backlog consists of firm orders from our customers. Backlog may vary significantly quarter to quarter due to the timing of customer commitments. Our backlog at the end of 2004 totaled $308.9 million as compared to $178.5 million at the end of 2003.

Sales and Marketing

We have an extensive sales network consisting of employees and independent representatives worldwide. We have sales offices in Brazil, China, Egypt, the Netherlands, Singapore, South Korea and the United States. Our international sales force travels extensively and allows us to assess local market conditions, utilize local contacts and respond quickly to our customers’ needs. We focus our sales and marketing efforts on end users of our products, including the developers and operators of gas turbine power plants, and on gas turbine original equipment manufacturers (OEM), which may order our products directly or specify the use of our products.

Customers

Customers for both our Heat Recovery Equipment segment and our Auxiliary Power Equipment segment include OEMs, engineering and construction firms, operators of power generation facilities and firms engaged across several process related industries. The end users of most of our products are developers and operators of gas turbine power plants. Our top ten customers vary from year to year due to the relative size and duration of our projects. The Company has certain customers that represent more than 10 percent of consolidated revenues. The revenues generated from our three most significant customers as a percentage of the consolidated revenues for 2004, 2003 and 2002 are as follows:

	Revenues
	2004	2003	2002
General Electric	32%	32%	35%
The Southern Company	3%	7%	14%
Exxon Mobil	3%	10%	1%

For information with respect to our sales by geographic regions, see Note 11 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Engineering and Design Capabilities

Our business is driven by design and engineering expertise, an area in which we believe we are an industry leader. Our products are custom-designed and engineered to meet the precise specifications of our customers and may require a significant number of engineering hours to design. As of December 31, 2004, we employed 156 degreed engineers specialized in thermal, structural, electrical, mechanical, acoustical, industrial and chemical engineering. Our engineers utilize an extensive PC-based network and engineering programs such as AutoCad™, ANSYS™, StruCAD™ and several internally developed proprietary programs. Our proprietary programs enable us to use design elements from previous projects thereby increasing our engineering efficiency on subsequent projects.

Manufacturing and Outsourcing

Our products are fabricated utilizing a combination of in-house manufacturing and subcontractors. Most of our subcontracting work is performed outside the United States which provides a lower-cost basis for finished goods. Our extensive use of outsourcing relationships provides us the following benefits:

•	flexibility to rapidly expand or contract our manufacturing capacity which limits our capital expenditure requirements and fixed expenses;

•	ability to manufacture in low cost countries, thereby reducing the overall cost of our products; and

•	ability to satisfy local content requirements.

In 2004, subcontractors accounted for approximately 70% of our manufacturing costs. Our subcontractors manufacture products on a fixed-price basis for each project. Typically, our subcontractors agree not to manufacture competing products. We provide on-site technical advisors at our subcontracted facilities to ensure high levels of quality and workmanship. We are constantly pursuing new international subcontractor relationships to enhance our ability to manufacture equipment at the lowest cost while maintaining high-quality standards and on-time delivery.

While a majority of our manufacturing is outsourced, we maintain significant in-house capabilities. Our in-house manufacturing capability allows us to internally develop production methods, train personnel and subcontractors, protect highly sensitive designs and fabricate products whose complexity may preclude their production by subcontractors.

Segment Financial Data and Sales by Geographic Region

See Note 11 to the consolidated financial statements, included in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K, for detailed financial information regarding each business segment and our sales by geographic region.

Raw Materials and Suppliers

The principal raw materials for our products are stainless steel sheet products, carbon steel plate and structural shapes, insulation and finned tubing. We obtain these products from a number of domestic and foreign suppliers. The market for most of the raw materials we use is comprised of numerous participants, and we believe that we can obtain each of the raw materials we require from more than one supplier. While our ability to obtain steel has not diminished, steel prices increased significantly in 2004 causing our gross margins to decrease.

Competition

We compete with a large number of U.S. and international companies along all of our major product lines. We compete based on the price, quality, reliability and reputation of our products. We believe that no single competitor offers our breadth of products to the gas turbine power generation industry.

Employees

As of December 31, 2004, we had 1,805 employees. Other than 4 of our remaining permanent manufacturing employees located in Tulsa, Oklahoma and 149 permanent production employees at our facility in Mexico, none of our employees are represented by unions. However, from time-to-time, we hire union employees on a temporary basis. We believe our employee relations are satisfactory.

Intellectual Property

We depend upon a combination of patents, trademarks and nondisclosure and confidentiality agreements with our employees, subcontractors, customers and others, as well as various security measures to protect our proprietary rights. Designs and processes are developed for specific projects and are charged directly to such projects. Due to the unique nature of each project, we typically create new designs specifically for each project. Also, our customers are contractually obligated to treat these designs as confidential and proprietary. We believe that intellectual property protection is less important than our ability to continue to develop new design applications that meet the demands of our customers. As a result, we do not believe that any single patent or trademark is material to our business.

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

Any failure to comply with environmental laws or regulations could subject us to significant liabilities for fines, penalties or damages, or result in the denial or loss of significant operating permits. In addition, some environmental laws, including CERCLA, impose liability for the costs of investigating and remediating releases of hazardous substances without regard to fault and on a joint and several basis, so that in some circumstances we may be liable for costs attributable to hazardous substances released into the environment by others.

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

The demand for our products and services depends on the continued construction of gas turbine power generation plants. In 2004, approximately 82% of our revenues were from sales of equipment and provision of services for gas turbine power plants. The power generation equipment industry has experienced cyclical periods of slow growth or decline. In periods of decreased demand for new gas turbine power plants, our customers may be more likely to decrease expenditures on the types of products and systems that we supply and, as a result, our future revenues may decrease. In addition, the gas turbine power industry depends on natural gas. A rise in the price or a shortage in the supply of natural gas could affect the profitability or operations of gas turbine power plants, which could adversely affect our future revenues.

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

Other current power technologies, improvements to these technologies and new alternative power technologies that compete or may compete in the future with gas turbine power plants could affect our sales and profitability. Furthermore, in 2004, approximately 32% of our revenues were from sales of Heat Recovery Equipment used in combined-cycle power plants. Any change in the power generation industry which results in a decline in the construction of new combined-cycle power plants or a decline in the upgrading of existing simple-cycle power plants to combined-cycle power plants could materially adversely affect our sales.

A small number of major customers account for a significant portion of our revenues, and the loss of any of these customers could negatively impact our business.

We depend on a relatively small number of customers for a significant portion of our revenues. In fiscal year 2002, two customers accounted for approximately 49% of our consolidated revenues. In fiscal year 2003, two customers accounted for approximately 42% of our consolidated revenues and approximately 33% of our backlog at the end of the year. In 2004, two customers accounted for approximately 39% of our consolidated revenues and approximately 45% of our backlog at the end of the year. As of December 31, 2004, five customers accounted for approximately 77% of our backlog. Other than their obligations under firm orders placed in our backlog, none of our customers have a long-term contractual obligation to purchase any material amounts of products from us. All of our firm orders contain cancellation provisions, which permit us to recover only our costs and a portion of our anticipated profit in the event a customer cancels its order. If a customer elects to cancel, we may not realize the full amount of future revenues included in our backlog. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenues. Because our major customers represent a large part of our business, the loss of any of our major customers could negatively impact our business and results of operations. Several of our customers have the ability to produce some of our products in-house. Any increase in this activity could reduce our sales.

If our costs exceed the estimates we use to set the fixed prices of our contracts, our earnings will be reduced.

We enter into nearly all of our contracts on a fixed-price basis. As a result, we benefit from cost savings, but have a limited ability to recover any cost overruns. Contract prices are established based in part on our projected costs, which are subject to a number of assumptions. The costs that we incur in connection with each contract can vary, sometimes substantially, from our original projections. Because of the large scale and long duration of our contracts, unanticipated changes may occur, such as customer budget decisions, design changes, delays in receiving permits and cost increases, which may delay delivery of our products. In addition, we often are contractually subject to liquidated damages for late delivery.

Unanticipated cost increases or delays may occur as a result of several factors, including:

•	increases in the cost or shortages of components, materials or labor;

•	unanticipated technical problems;

•	required project modifications not initiated by the customer; and

•	suppliers’ or subcontractors’ failure to perform.

Given the rapid economic growth in China and Southeast Asia, steel prices have increased sharply and may continue to increase in the future. For example, carbon steel prices at the end of 2004 were 102% higher than the 2003 average. In 2004, our ability to recover these higher steel prices from our customers was limited, which had a significant, negative impact on our gross margin. While we will continue to work with our suppliers and customers to reduce the impact of higher steel prices on our gross margin, there can be no assurance that our gross margin will not continue to be adversely affected by steel and other material prices. In fact, we believe that our 2005 gross margin will be lower than our average rate for the last several years, and this trend may continue beyond 2005.

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

In recent months, as demand for our products and services has increased from historically low levels, some of our competitors have shown a willingness to accept lower prices or extend progress payments to maintain their market position and absorb their fixed costs. As a result of our competitors’ business practices, we may need to lower our prices, extend progress payments and/or devote significant resources to marketing our products in order to remain competitive. Lower prices and/or higher costs would reduce our revenues and our profitability. If due to competitive market conditions we elect to extend progress payment schedules, our ability to finance work from operating sources may be affected, which would also result in a reduction of operating cash flows.

If we are unable to control the quality or timely production of products manufactured for us by subcontractors, our reputation could be adversely affected and we could lose customers. If we are unable to recover any advance progress payments made to subcontractors, our profitability would be adversely affected.

We rely on subcontractors to manufacture and assemble a substantial portion of our products. In 2004, subcontractors accounted for approximately 70% of our manufacturing costs. Although we have on-site supervision of our subcontractors to review and monitor their quality control systems, the quality and timing of their production is not totally under our control. Our subcontractors may not always meet the level of quality control and the delivery schedules required by our customers. The failure of our subcontractors to produce quality products in a timely manner could adversely affect our reputation and result in the cancellation of orders for our products and the loss of customers.

In addition, we make advance progress payments to subcontractors in anticipation of their completion of our orders. We may be unable to recover those advances in the event a subcontractor fails to complete an order, which may adversely affect our profitability.

The dollar amount of our backlog, as stated at any time, is not necessarily indicative of our future earnings.

When we receive a firm order for a project from a customer, that order is added to our backlog. However, customers may cancel or delay projects for reasons beyond our control and we may be unable to replace any canceled orders with new orders. To the extent projects are delayed, the timing of our revenues could be affected. If a customer cancels an order, we may be reimbursed for the incurred costs. Typically, however, we have no contractual right to the full amount of the revenues reflected in our backlog that we would have received if the order had not been canceled. In addition, projects may remain in our backlog for extended periods of time. Revenue recognition occurs over extended periods of time and is subject to unanticipated delays. Fluctuations in our quarterly backlog levels also result from the fact that we may receive a small number of relatively large orders in any given quarter that may be included in our backlog. Because of these large orders, our backlog in that quarter may reach levels that may not be sustained in subsequent quarters. Our backlog, therefore, is not necessarily indicative of our future revenues.

Our future revenues and operating results may vary significantly from quarter to quarter.

Our quarterly revenues and earnings have varied in the past and are likely to vary in the future. Our contracts stipulate customer-specific delivery terms which, coupled with other factors beyond our control that may occur at any time over a contract cycle of up to a year or more, may result in uneven realization of revenues and earnings over time. Customer-imposed delays can significantly impact the timing of revenue recognition. Due to our large average contract size, our sales volume during any given period may be concentrated in relatively few orders, intensifying the magnitude of these fluctuations. Consequently, our quarterly performance may not be indicative of our success in achieving year-over-year growth objectives. Furthermore, some of our operating costs are fixed. As a result, we may have limited ability to reduce our operating costs in response to unanticipated decreases in our revenues or the demand for our products in any given quarter. Therefore, our operating results in any quarter may not be indicative of our future performance. In addition, because we must make significant estimates related to potential charges when we recognize revenue on a percentage of completion basis, we may have difficulty accurately estimating revenues and profits from quarter to quarter. In addition, most of our revenues are based on fixed price contracts, and the relative profitability can vary significantly between contracts. As a result, our profitability can vary from quarter to quarter based on the specific contracts being recognized.

Compliance with environmental laws and regulations is costly, and our ongoing operations may expose us to environmental liabilities.

Our operations are subject to laws and regulations governing the discharge of materials into the environment or otherwise relating to the protection of the environment or human health and safety. As discussed on above under the caption, “Environmental Matters,” we are subject to various U.S. federal statutes and the regulations implementing them, as well as similar laws and regulations at the state and local levels and in other countries in which we operate.

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

The restrictions and covenants contained in our senior credit facility and convertible notes agreement limit our ability to borrow additional money, sell assets and make acquisitions. Compliance with these restrictions and covenants may limit our ability to implement elements of our business strategy.

Our senior credit facility and convertible notes agreement contain a number of significant restrictions and covenants limiting our ability and that of our subsidiaries to:

•	borrow more money or make capital expenditures;

•	incur liens;

•	pay dividends or make other restricted payments;

•	merge or sell assets;

•	enter into transactions with affiliates; and

•	make acquisitions.

In addition, our senior credit facility contains other restrictive covenants, including covenants that require us to maintain specified financial ratios, including leverage, asset coverage and fixed charge ratios and mandatory repayment provisions that will require us to repay our indebtedness with proceeds from certain asset sales, certain debt issuances and certain insurance casualty events.

Historically, advance billings from our HRSG equipment sales have been a source of cash to finance our business. Recently, more of our HRSG equipment contracts have payment terms that result in essentially neutral cash flows. Furthermore, our HRSG equipment backlog increased significantly during the fourth quarter of 2004. Most of our larger HRSG projects require us to give our customers a standby letter of credit. As a result, our working capital has increased over the last several months, and our cash flows forecast indicates the need for us to borrow on our line of credit. The need for additional working capital and new standby letters of credit resulting from the growth in our base business as well as the pending WISG acquisition, coupled with our lower than normal level of EBITDA in 2004 caused us to renegotiate our existing fixed charge and leverage ratios and our letter of credit sub-limit. Our lenders approved a second amendment to our senior credit agreement that waived our fixed charge covenant for one quarter, increased our leverage ratios and increased our letter of credit sub-limit on the revolving line of credit.

If we are unable to remain in compliance with our financial covenants currently in effect under our senior credit facility or obtain additional amendments or waivers from our lenders, we may be forced to reduce or delay capital expenditures and business acquisitions, sell assets, restructure or refinance our indebtedness, decline certain business opportunities from customers or seek additional equity capital.

In addition, the convertible notes agreement allows the investors to require us to redeem the notes starting in November 2009, even if our stock price has not attained the conversion price of $10.61. While under certain circumstances, we can pay up to 50% of the principal balance in the form of common stock, we will be required to pay the remaining amount in cash. In addition, we may be required to offer to redeem the notes in cash at a redemption price equal to the unpaid principal balance plus all accrued interest within 30 days of the occurrence of a “Triggering Event.” A “Triggering Event” will be deemed to occur if we incur any indebtedness in addition to “permitted indebtedness,” and at the time of such incurrence, our trailing 12 months “Consolidated EBITDA” does not equal or exceed $30.0 million or, as a result of the incurrence, our “Consolidated Leverage Ratio” exceeds 4.75 to 1.0. Finally, the convertible notes agreement stipulates that an event of default under the senior credit facility would result in a default under the convertible notes agreement. There can be no assurance that we will have the cash on hand or the ability to refinance any redemption obligation in the event we are required to redeem the notes.

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

Our success depends to a significant extent on the continued services of Larry Edwards, our chief executive officer and chairman of the board who will relinquish the CEO position on June 30, 2005, but will remain chairman; Al Brousseau, our president and chief operating officer and CEO effective July 1, 2005; Jim Wilson, our chief financial officer; and Monte Ness, Gene Schockemoehl and John Matheson, three of our senior executives. Our failure to retain the services of Messrs. Edwards, Brousseau, Wilson, Ness, Schockemoehl or Matheson, or attract highly qualified management in the future, could adversely affect our ability to grow and manage our operations. Although we have employment agreements containing non-competition clauses with Messrs. Edwards, Brousseau, Wilson, Ness, Schockemoehl and Matheson, courts are sometimes reluctant to enforce these agreements.

A failure to attract and retain employees who fill key requirements of our business may make it difficult to sustain or expand operations.

We must attract and retain highly qualified, experienced mechanical, design, structural and software engineers, service technicians, marketing and sales personnel and other key personnel to expand our operations. If we are unable to attract and retain necessary personnel, we may not be able to sustain or expand our operations.

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

In particular, the Middle East has experienced periods of extreme political instability in recent years. Moreover, political insurgents in Iraq have targeted and may continue to target energy assets, which may in turn disrupt our activities in that country.

Increased operations in China and Southeast Asia could adversely impact our operating margins.

In early 2004, we commenced a strategic initiative to increase the amount of products and services that we sell in China and Southeast Asia. In addition, in July 2004, we purchased a 90% interest in Nanjing Boiler Works which was later renamed Deltak Power Equipment (China) Co. Ltd. While the economic outlook for power generation projects in this region appears more favorable than the current market in the United States, there can be no assurance that our strategy will be successful in obtaining significant increases in revenue and profits. In addition to the risks associated with operations outside the United States noted previously, there are numerous additional challenges to doing business in China, such as strict tax, currency and operating regulations. In addition, the Chinese legal system is relatively new, and the Chinese central and local government authorities retain a greater degree of control over business operations than is customary in more developed countries, making the process of securing bookings and obtaining regulatory approval for business operations inherently unpredictable in some circumstances. We continue to develop strategies for best overcoming the challenges we face for successfully increasing our presence in China. Until those strategies are fully implemented, our gross revenues and profit margin in China may be negatively impacted.

If we were required to write down our goodwill or long-lived assets or place additional valuation allowances against our deferred tax assets, our results of operations and stockholders’ equity could be materially adversely affected.

As a result of our June 1998 acquisition of the power generation division of Jason Incorporated and our October 2000 acquisition of CFI Holdings, Inc. and its subsidiaries, we have approximately $45.0 million of goodwill recorded on our consolidated balance sheet as of December 31, 2004. Due to the implementation of Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized but must be tested for impairment at least annually based on a fair value concept. Our fair value calculations incorporate several inputs based on estimates and assumptions. These estimates and assumptions include earnings forecasts for the next 10 years, discount rates on future cash flows, income tax rates and EBITDA multiples. Any significant future changes in these estimates and assumptions may require us to write down a portion or the entire balance of our goodwill.

Long-lived assets, such as property and equipment and intangible assets, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets.

Realization of the deferred tax assets at their December 31, 2004 amounts is based on the ability of the Company to generate approximately $158.0 million future taxable income. At some point in the future, the Company may decide that its future taxable income will not be sufficient in order to utilize the deferred tax assets. If this determination were made, the Company would place an additional valuation allowance against its deferred tax assets.

If we were required to write down our goodwill or long-lived assets or place additional valuation allowances against our deferred tax assets, our results of operations and financial position could be materially adversely affected.

We are exposed to market risks from changes in interest rates and foreign currency exchange rates.

We are subject to market risks from changes in interest rates. Our senior credit facility’s variable-rate debt bears interest, at our option, at either the Eurodollar rate or an alternate base rate plus, in each case, an applicable margin. Assuming our level of borrowings at December 31, 2004, a 100 basis point increase in interest rates under these borrowings would increase our interest expense for 2005 by approximately $0.8 million.

We are also subject to market risks from fluctuations in foreign currency exchange rates. Portions of our operations are located in foreign jurisdictions and a portion of our billings is paid in foreign currencies. Changes in foreign currency exchange rates or weak economic conditions in foreign markets could therefore cause fluctuations in those revenues derived from foreign operations. In addition, sales of products and services are affected by the value of the U.S. dollar relative to other currencies. Changes in foreign currency rates can also affect the costs of our products purchased or manufactured outside the United States. At December 31, 2004, we had approximately $29.6 million of forward contracts to sell Euros in the future for a specific number of U.S. dollars. The business purpose of forward agreements is to lock in the gross margin in U.S. dollars on a portion of orders pursuant to which we are paid in a currency different from our expenses. A one percent, five percent and ten percent change in the forward rate would result in an additional unrealized gain or loss of $0.3 million, $1.3 million and $2.7 million, respectively, based on the amount hedged at December 31, 2004.

Our pending acquisition of WISG might not be consummated. If the WISG acquisition is completed, there can be no assurance that our combined results will conform to our expectations. There may be additional risks associated with operating the WISG business.

The consummation of the WISG acquisition is subject to the satisfaction of customary conditions, including the accuracy of the various representations and warranties of the parties contained in the purchase and sale agreement on the closing date. In addition, the purchase and sale agreement may be terminated by either party in most circumstances if the closing does not occur by April 30, 2005. Although we believe that the conditions to closing the WISG acquisition will be satisfied and that the closing will occur in April of 2005, there can be no assurance that the transaction will be consummated. If on or prior to April 30, 2005, the contemplated acquisition of WISG has not been consummated, we will be required to escrow $7.65 million of the net proceeds from the sale of the convertible notes for future interest payments for the benefit of the convertible note holders until the WISG acquisition is consummated. If the acquisition is not consummated by June 30, 2005, we will be required to pay certain outstanding loans under our credit agreement with the net proceeds from the sale of the convertible notes.

If the WISG acquisition is consummated, there can be no assurance that our actual results will match our expectations. Successful acquisitions require an assessment of a number of factors, many of which are beyond our control and are inherently uncertain. Factors that may cause our actual results to differ materially from our expected results include the curtailment of major maintenance projects by one or more of WISG’s major customers or unanticipated difficulties or delays in integrating the operations of WISG with our own.

There may be additional risks associated with the operation of the WISG business if the acquisition is consummated, including:

•	the loss of major customers or contracts;

•	potential liability stemming from work-related accidents involving WISG’s contract employees;

•	loss of the services of certain of WISG’s key management;

•	labor issues resulting from WISG’s heavy reliance on union contract employees; and

•	environmental issues arising from certain services performed by WISG.

ITEM 2. PROPERTIES

Our executive offices currently occupy 10,870 square feet in Tulsa, Oklahoma. The lease for this facility expires in October 2007. We have 6 other U.S. facilities, as well as facilities in the Netherlands, Mexico and China. Information about our material facilities at December 31, 2004 is described below:

Location	Square Feet	Leased / Owned (Expiration Date)	Principal Uses
Heat Recovery Equipment Segment

Plymouth, Minnesota	44,000	leased (9/30/09)	Engineering and administrative office
	92,000	leased (01/31/06)	Manufacturing
	84,900	owned	Manufacturing
Nanjing, China	500,000	owned	Manufacturing, engineering and administrative office

Auxiliary Power Equipment Segment

Auburn, Massachusetts	69,000	owned	Manufacturing, engineering and administrative office
Clinton, South Carolina	71,000	owned*	Manufacturing and engineering
Heerlen, The Netherlands	10,000	leased (10/31/09)	Engineering
Monterrey, Mexico	100,000	owned	Manufacturing
Shanghai, China	3,000	leased (05/31/05)	Administrative office
Tulsa, Oklahoma	160,000	leased (08/31/11)	Manufacturing, engineering and administrative office

In addition to the foregoing, the Company leases other facilities in various cities, which are not considered significant. The Company considers each of its facilities to be in good operating condition and sufficient for its current use.

*	The Company executed an agreement to sell this property as of November 22, 2004.

ITEM 3. LEGAL PROCEEDINGS

We are a party to routine litigation arising out of the normal and ordinary operation of our business. We believe that none of these proceedings will result in a material adverse effect on our business, results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of security holders during the fourth quarter ended December 31, 2004.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth as of the date hereof certain information regarding the executive officers of the Company. Officers are elected annually by the Board of Directors and serve at its discretion.

Name	Age	Position
Larry Edwards	55	Chief Executive Officer* and Chairman of the Board
Al Brousseau	54	President and Chief Operating Officer**
Monte Ness	48	Senior Vice President and President, Deltak
Gene Schockemoehl	55	Senior Vice President and President, Braden
James Wilson	45	Chief Financial Officer and Vice President of Finance
John Matheson	39	Senior Vice President
Candice Cheeseman	49	General Counsel and Secretary

*	Mr. Edwards will relinquish his position as chief executive officer on June 30, 2005.

**	Mr. Brousseau will relinquish his position as chief operating officer and become chief executive officer on July 1, 2005.

Larry Edwards has served as our chief executive officer and chairman of the Board of Directors since December 2004. Mr. Edwards served as our president, chief executive officer and chairman of the board of directors from October 2003 until December 2004. From May 2001 to October 2003, Mr. Edwards served as president and chief executive officer of the Company. From 1998 to the Company’s public offering in May 2001, Mr. Edwards served as a director of and chief executive officer of Global Energy Equipment Group (GEEG) Holdings, LLC and as president and chief executive officer of GEEG, Inc., the predecessor of Global Power Equipment Group Inc., which was formed following a management-led buy-out from Jason Incorporated in June 1998. From February 1994 until June 1998, Mr. Edwards served as the president of Jason Incorporated’s power generation division, and he played a critical role in that group’s successful acquisition by GEEG. Prior to 1994, Mr. Edwards held a number of critical management positions including vice president of operations, general manager and president of Braden Manufacturing, L.L.C. Mr. Edwards earned a B.S. in Industrial Engineering and Management from Oklahoma State University and an M.B.A. with honors from Oklahoma City University.

Al Brousseau is our president and chief operating officer. Mr. Brousseau joined the Company in mid-December 2004. Prior to his current role, Mr. Brousseau served as vice president and an officer of Lockwood Greene in Atlanta from 1999 to 2004 and was responsible for managing the operations of Lockwood Greene’s Atlanta office. Prior to his service with Lockwood Greene, Mr. Brousseau was employed by ABB Combustion Engineering from 1970 to 1999 in various roles of increasing responsibilities, including engineering, sales, management, sales support and project management, much of which involved power projects in Asia. Mr. Brousseau earned a B.S. in Civil Engineering from the University of Hartford and an A.S. in Civil Engineering from Hartford State Technical College.

Monte Ness is our senior vice president and served as Deltak president since October 2003. Mr. Ness began his employment with Deltak in 1986 as a marketing manager and progressed through the organization in sales, project engineering and project management. Mr. Ness was appointed vice president of the Gas Turbine Heat Recovery product line in 1993. Mr. Ness worked at Brown Boveri Turbomachinery in the Gas Turbine and Steam Turbine groups and at Garrett Turbine Engine Company in the aircraft propulsion group. Mr. Ness is a graduate of North Dakota State University with B.S. degrees in Mechanical Engineering and Business Administration. He also holds an M.B.A. from Arizona State University and completed the Minnesota Management Institute program from the Carlson School of Management at the University of Minnesota. He is a registered Professional Engineer.

Gene Schockemoehl is our senior vice president and president of Braden. Mr. Schockemoehl has served as president of Braden since January 1994 and as a director and vice president of GPEG’s predecessor from June 1998 to May 2001. He began his employment at Braden in 1968, progressing through the plant production area into management positions, and became vice president of operations in 1990. He served as vice president of sales from mid-1991 until his appointment to president in January 1994. Mr. Schockemoehl has a manufacturing and general business educational background, having attended both Tulsa Community College and Rogers State College.

James Wilson is our chief financial officer and vice president of finance. Previously, Mr. Wilson was the vice president of administration from September 2000 through December 2003. Mr. Wilson also served GPEG and its predecessor as secretary from June 1998 until 2001. He joined Braden in 1986 as controller and became vice president of finance of Braden in 1989 where he served until September 2000. Between 1982 and 1986, Mr. Wilson was employed as a senior auditor with Arthur Andersen LLP. Mr. Wilson has received the C.P.A. designation and has been a member of the American Institute of Certified Public Accountants since 1983. He earned a B.S. in Accounting from Oral Roberts University.

John Matheson is our senior vice president overseeing corporate strategic initiatives and corporate operations in Asia. Prior to his current role, Mr. Matheson served as our general counsel and secretary from November 2001 to May 2004. From 1999 to 2001, Mr. Matheson served as senior attorney for The Williams Companies, an international energy and telecommunications company, where he directed the business development legal group of Williams Communications, which was responsible for mergers, acquisitions and securities law matters. Prior to 1999, he was a shareholder with the law firm of Conner & Winters, P.C., in Tulsa, Oklahoma. From January 1988 to May 1989, he was a tax consultant with Price Waterhouse. Mr. Matheson has received the C.P.A. designation and holds a bachelor of accountancy degree, with highest honors, from the University of Oklahoma, and a juris doctorate from Georgetown University Law Center.

Candice Cheeseman is our general counsel and secretary. Prior to joining our company in May 2004, Ms. Cheeseman was a shareholder with the law firm of Hall, Estill, Hardwick, Gable, Golden & Nelson in Tulsa, Oklahoma. Prior to joining Hall Estill, Ms. Cheeseman was employed by WilTel Communications Group where she served in a variety of capacities including general counsel and secretary, commencing in November 2002. She has been a practicing attorney for two decades serving in various capacities for Williams Communications, Marriott International and law firms in the Washington D.C. area. Ms. Cheeseman received her juris doctorate degree from the University of Tulsa College of Law where she graduated with honors and served on the Tulsa Law Journal. She also holds a Bachelor of Arts degree in History from the University of Delaware, where she graduated with honors and was a member of the Phi Beta Kappa Society.

PART II.

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the New York Stock Exchange under the symbol “GEG” on May 18, 2001, following completion of our initial public offering (IPO). The following table sets forth the high and low sale prices per share of our common stock, as reported in the New York Stock Exchange composite transactions, for the periods indicated:

	2004		2003
	High	Low	High	Low
First Quarter	$11.38	$6.68	$5.87	$4.70
Second Quarter	$9.12	$6.36	$6.42	$4.61
Third Quarter	$8.15	$6.66	$6.05	$4.65
Fourth Quarter	$9.90	$7.00	$6.79	$5.07

A majority of the Company’s stockholders maintain their shares in “street name” accounts and are not, individually, stockholders of record. As of February 28, 2005, our common stock was held by 55 shareholders of record.

Dividends

We have not paid any cash dividends on our common stock and currently intend to retain all earnings for use in our business. Accordingly, we do not anticipate paying cash dividends in the foreseeable future. The declaration of dividends is at the discretion of our Board of Directors. Our credit agreement currently prohibits us from paying cash dividends to our shareholders. Any future determination as to payment of dividends will depend upon our financial condition and results of operations and such other factors as are deemed relevant by the Board of Directors.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data of Global Power Equipment Group Inc. as of the dates indicated. The financial data for fiscal years 2004, 2003, 2002, 2001 and 2000 have been derived from our audited consolidated financial statements. Such data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

	Fiscal Years
	2004	2003	2002	2001	2000
	(in thousands, except per common share data)
Results of Operations Data:
Revenues	$233,692	$263,778	$586,805	$723,504	$416,591
Cost of sales	194,435	192,281	455,339	591,958	345,688

Gross profit	39,257	71,497	131,466	131,546	70,903
Selling and administrative expenses	39,162	38,083	42,212	40,333	27,045
Recapitalization charge (1)	—	—	—	—	38,114
Amortization expense	—	—	—	1,716	1,250

Operating income	95	33,414	89,254	89,497	4,494
Interest expense	1,281	1,504	4,210	15,896	12,175
Loss on debt extinguishment	—	—	—	29,607	2,477

Income (loss) before income taxes and minority interest	(1,186)	31,910	85,044	43,994	(10,158)
Income tax provision (benefit)	(451)	12,126	33,167	11,358	(1,374)
Income tax benefit from tax status change (2)	—	—	—	(88,000)	—

Income (loss) before minority interest	(735)	19,784	51,877	120,636	(8,784)
Minority interest	(30)	—	—	—	—

Net income (loss)	(705)	19,784	51,877	120,636	(8,784)
Preferred stock dividend	—	—	—	(2,947)	(3,386)

Net income (loss) available to common stockholders	$(705)	$19,784	$51,877	$117,689	$(12,170)

Per Common Share Data (3), (4):
Earnings (loss) per common share:
Basic income (loss) per common share
Net income (loss) available to common stockholders	$(.02)	$0.44	$1.18	$3.00	$(0.03)

Diluted income (loss) per common share
Net income (loss) available to common stockholders	$(.02)	$0.43	$1.14	$2.87	$(0.03)

Weighted average common shares outstanding:
Basic	46,195	44,521	43,959	39,275	388,456
Diluted	46,195	45,911	45,636	41,011	388,456

	Fiscal Years
	2004	2003	2002	2001	2000
	(in thousands)
Other Financial Data:
Depreciation and amortization	$4,276	$4,202	$4,625	$6,684	$4,311
Capital expenditures	1,942	411	2,869	11,559	2,187
Net cash provided by (used in):
Operating activities	(11,004)	24,381	103,088	12,018	24,789
Investing activities	(84,979)	195	(2,661)	(11,559)	(19,840)
Financing activities	68,002	(34,667)	(45,548)	(24,332)	10,246

Balance Sheet Data (at end of period):
Property, plant and equipment, net	22,983	20,740	25,469	27,810	19,433
Total assets	366,894	280,996	369,704	430,631	245,693
Total debt	95,604	24,963	60,073	105,629	219,094

(1)	In fiscal year 2000, we incurred a non-recurring recapitalization charge associated with the cancellation of options outstanding as of the closing date of the August 2000 recapitalization.
(2)	Due to the Company’s change in tax status from a limited liability company (LLC) to a taxable entity on the date of its IPO, the Company was required to record all deferred tax assets and liabilities, which were previously the responsibility of the LLC members. As a result, the Company recorded a net deferred tax asset on the date of the reorganization of approximately $88.0 million and recorded a corresponding $88.0 million income tax benefit.
(3)	Income (loss) per common share is calculated by dividing income after adjusting for preferred dividends by the weighted-average number of common shares outstanding during each period. Preferred dividends were $3.4 million and $2.9 million for fiscal years 2000 and 2001, respectively. No preferred dividends were paid in 2002, 2003 or 2004.
(4)	The share and per share amounts for 2000 are not comparable to the other years presented as the weighted average common shares outstanding for 2000 do not reflect the conversion of the common units to common shares at a ratio of 28.1 to 1.0.

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

The demand for our products and services depends, to a significant degree, on the level of construction of gas turbine power generation plants. In 2004, approximately 82% of our revenues were from sales of equipment and provision of services for gas turbine power plants. The power generation equipment industry has experienced cyclical periods of growth or decline. Beginning in 2002 and continuing through 2004, liquidity concerns in the merchant power generation industry coupled with concerns relating to the availability and relative price of natural gas have reduced the availability of financing for power plant development in the United States and have caused the domestic market for our products to significantly decline. While industry forecasts indicate a substantial long-term need for additional gas-fired power plants on a world-wide basis, the significant decline in domestic demand for such plants in 2002 through 2004 negatively impacted our bookings and revenues until the middle of 2004. During the last six months of 2004, we experienced a significant increase in our bookings, leaving our year-end backlog in excess of $300 million. 76% of our 2004 bookings came from international customers, and we anticipate that increasing demand for new power plants outside the United States will continue and, accordingly, we have placed additional focus on increasing our business outside the United States, particularly in China and Southeast Asia.

Continuing our efforts to maximize profitability by shifting manufacturing capacity to even lower-cost sources, we announced in the second quarter of 2004 our plans to merge the operations of our subsidiaries, Consolidated Fabricators, Inc. and Braden Manufacturing, L.L.C. The merger occurred in June 2004. During the fourth quarter of 2004, we closed our manufacturing facilities in Toluca, Mexico and Clinton, South Carolina and recorded charges of approximately $0.7 million. The production from these plants was moved to other Company facilities and to subcontractors. The restructuring charges incurred to complete the merger were approximately $1.6 million primarily for the write down of the Clinton facility, severance and lease cancellations, and we estimate annual cost savings of at least $2.0 million. We do not expect to incur any significant restructuring charges in 2005 related to this merger.

On July 30, 2004, we completed the purchase of a 90% interest in Nanjing Boiler Works (NBW). The purchase price was $10.9 million. We may purchase the remaining 10% interest in NBW starting in January 2006. We later changed the name of NBW to Deltak Power Equipment (China) Co., Ltd. This acquisition is important to the Heat Recovery Equipment segment of the business from a strategic perspective. Deltak Power Equipment (China) Co., Ltd. owns licenses necessary to manufacture and sell boilers in China and to export its products to most countries including the United States. Deltak Power Equipment (China) Co., Ltd. owns a fully functioning, state-of-the-art manufacturing plant. In addition, this acquisition is expected to give us a cost advantage and better access to customers within China. However, the fact that Deltak Power Equipment (China) Co., Ltd. is qualified to manufacture and sell boilers in China does not guarantee that it will be successful in obtaining a significant number of new orders.

In November 2004, we signed a definitive agreement with Georgia-based Williams Group International to purchase WISG for approximately $65 million in cash at closing, subject to a working capital adjustment. Of the total purchase price, $59.5 million will be paid in cash to the seller at closing, $5.5 million will be deposited by the Company with an escrow agent and released subject to the terms of the purchase agreement. In addition, zero to $0.9 million of additional consideration will be paid to the seller in 2006 contingent upon WISG meeting certain gross profit targets in 2005. WISG provides routine and specialty maintenance services to companies engaged in power generation, pulp and paper manufacturing and government agencies, primarily the Department of Energy. Approximately 80% of WISG’s annual revenue is derived from services provided to companies in power generation and includes work at nuclear power plants, coal-fired power plants and other fossil fuel plants as well as hydro-based generating facilities. For several years, we have searched for a company such as WISG to strengthen and diversify our company. The WISG business model offers the following advantages: excellent revenue visibility, significant backlog, recurring revenue tied to evergreen contracts, low fixed costs, a variable cost outsourcing component, minimal capital expenditure requirements and strong cash flow. The WISG acquisition will also allow us to expand our reach beyond gas turbine components as it services all segments of the power industry. The WISG transaction is expected to close in April 2005. We expect to finance this transaction with the proceeds from the convertible senior subordinated notes, issued in November 2004, borrowings from our senior credit facility and cash on hand.

In October 2003, we announced a management restructuring plan pursuant to which certain employees were offered either one-time termination or retirement benefits. Certain employees that were offered the retirement incentive packages entered into consulting agreements with us subsequent to their retirement. The expense of the consulting agreements will be recognized as the services are provided over the term of the agreements. In addition, retiring employees were offered the right to amend their stock option agreements to extend the date such options remain exercisable from the original period of 90 days after termination of employment to a new period extending to one year after termination of employment. In some cases, this plan also provided for the acceleration of vesting for certain unvested stock options. Under APB Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees,” we expensed the fair value of the options at the new measurement date. We recorded charges of approximately $3.9 million during the fourth quarter of fiscal year 2003 and $3.2 million during 2004 related to the restructuring plan for severance payments, consulting fees and stock option expenses. We expect to incur approximately $3.4 million of expenses related to this restructuring plan in 2005.

Under the 2003 management restructuring plan, a retirement benefits agreement was entered into with our Chief Executive Officer (CEO), Larry Edwards, pursuant to which he determines his own future retirement date. In March 2005, Mr. Edwards notified the board of directors that he would retire from his position as CEO effective June 30, 2005. Mr. Edwards will continue as chairman of the board. Upon his retirement as CEO, Mr. Edwards will receive a payment of approximately $1.9 million, which was expensed in 2003 and accrued in other current liabilities as of December 31, 2004. This amount is included in the $3.9 million of 2003 restructuring costs, mentioned above. In addition, we agreed to pay Mr. Edwards approximately $0.8 million within 30 days after signing a consulting service agreement and a release agreement on June 30, 2005. This amount will be expensed in the second quarter of 2005. On June 30, 2005, we will enter into a one-year consulting agreement with Mr. Edwards.

The consulting fees payable to Mr. Edwards over the term of his consulting service agreement which are currently estimated to total an additional $0.9 million, will be expensed as the services are rendered over the term of the agreement. The actual amount will be based on his actual salary and target bonus at June 30, 2005.

Under our current stock option plans, participants may exercise their vested options up to 90 days after their termination date. As part of his retirement benefits package, Mr. Edwards will execute an extension agreement, on the retirement date, whereby certain of his stock options become immediately fully vested. In addition, instead of the normal 90-day exercise period, Mr. Edwards will have one year from his retirement date to exercise his options. When this extension agreement is executed and these modifications are made to Mr. Edwards’ original stock option agreements, the Company could incur significant compensation expense in accordance with APB 25. The compensation expense will be measured on the retirement date, as the excess of the fair value of the stock over the exercise prices times the number of stock options outstanding. Assuming the expected number of unvested options outstanding at June 30, 2005 ($4.87/share options – 30,000 shares; $6.10/share options – 60,000 shares and $9.76/share options – 75,000 shares) and the closing stock price of $9.81 as of February 28, 2005, we estimate that this pre-tax charge would be approximately $0.5 million. This amount would vary based on the number of unexercised unvested options and the actual stock price as of June 30, 2005.

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

Revenue Recognition - GPEG currently has two segments: Heat Recovery Equipment and Auxiliary Power Equipment. Revenues and cost of sales for our Heat Recovery Equipment segment are recognized on the percentage-of-completion method based on the percentage of actual hours incurred to date in relation to total estimated hours for each contract. Our estimate of the total hours to be incurred at any particular time has a significant impact on the revenue recognized for the respective period. The percentage-of-completion method is only allowed under certain circumstances in which the revenue process is long-term in nature (often in excess of one year), the products sold are highly customized and a process is in place whereby revenues, costs and margins can be accurately estimated. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income, and the effects of such revisions are recognized in the period that the revisions are determined. Under percentage-of-completion accounting, management must also make key judgments in areas such as percent complete, estimates of project costs and margin, estimates of total and remaining project hours and liquidated damages and backcharge assessments. Any deviations from estimates could have a significant positive or negative impact on our results of operations. A one percent variation from of our estimate of percent complete on those Heat Recovery Equipment contracts in which we apply the percentage-of-completion method would have increased or decreased our 2004 revenues by approximately $1.2 million.

Revenues for our Auxiliary Power Equipment segment are recognized on the completed-contract method due to the short-term nature of the product production period. Under this method, no revenue is recognized until the contract is complete and the customer takes risk of loss and title. Similar to our Heat Recovery Equipment segment, changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to job costs and income amounts that are different than were originally estimated.

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

Nearly all of our contracts are entered into on a fixed-price basis. As a result, we benefit from cost savings, but have limited ability to recover for any cost overruns, except in those contracts where the scope has changed. Contract prices are established based in part on our projected costs, which are subject to a number of assumptions. The costs that we incur in connection with each contract can vary, sometimes substantially, from our original projections. Because of the large scale and long duration of our contracts, unanticipated changes may occur, such as customer budget decisions, design changes, delays in receiving permits and cost increases, which may delay delivery of our products and, in turn, delay revenue recognition.

Warranty- Estimated costs related to product warranties are accrued as revenue is recognized and included in our cost of sales. Estimated costs are based upon past warranty claims and sales history. Warranty terms vary by contract but generally provide for a term of three years or less. We manage our exposure to warranty claims by having our field service and quality assurance personnel regularly monitor our projects and maintain ongoing and regular communications with the customer. In 2004, a one percent variation from our warranty expense would have increased or decreased our cost of goods sold by approximately $15,000. A reconciliation of the changes to our warranty accrual for 2004 and 2003 is as follows (dollars in thousands):

	2004	2003
Balance at beginning of period	$15,004	$19,460
Changes to previous estimates	(1,831)	(2,559)
Accruals during the period	3,377	9,614
Settlements made (in cash or in kind) during the period	(6,792)	(11,511)

Ending balance	$9,758	$15,004

In 2004, the Company changed its previous estimates due to the lapse of warranty periods and lower than expected settlements under warranty claims. During 2004, the warranty accrual for the Auxilliary Power Equipment segment was reduced by $1.7 million based on a review of historical warranty claims. The Company continues to review its warranty policy in light of its changing business operations and settlement experience.

Income Taxes- Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company classifies deferred tax assets and liabilities into current and non-current amounts based on the classification of the related assets and liabilities. Certain judgments are made relating to recoverability of deferred tax assets, the level of our expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management.

Stock-based Compensation- Stock-based compensation is accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. No compensation expense is recorded for stock options when granted as option prices have been set at the market value of the underlying stock at the date of grant.

SFAS 123 “Accounting for Stock-Based Compensation”, requires the measurement of the fair value of options to be included in the statement of operations or disclosed in the notes to financial statements. The Company elected the disclosure-only alternative under SFAS 123.

In December 2004, the FASB issued FASB 123R (revised 2004) “Share-Based Payment.” FASB 123R is a revision of FASB 123 “Accounting for Stock-Based Compensation”, and it supercedes APB Opinion No. 25 “Accounting for Stock Issued to Employees.” FASB 123R provides guidance on transactions whereby companies exchange equity instruments for goods and services. This new rule requires companies to expense the fair market value of stock options issued to employees. The Company will be required to adopt FASB 123R in the third quarter of 2005. The Company is in the process of evaluating its alternatives under FASB 123R and determining the impact on the consolidated financial statements.

Goodwill and Impairment of Long-Lived Assets- We perform annual impairment analyses on our recorded goodwill and long-lived assets whenever events and circumstances indicate that they may be impaired. The Company prepared the analysis as of December 31, 2004 with the assistance of an independent third party valuation company.

The analysis includes assumptions related to future revenues, cash flows, and net assets. This analysis is based primarily on assumptions about future events such as revenue and cash flow growth rates, discount rates and terminal value of the Company. Actual deviations from the assumptions used in the analysis could have a significant impact on the estimated fair values calculated. Factors that would cause a more frequent test for impairment include, among other things, a significant negative change in the estimated future cash flows of a reporting unit that has goodwill because of an event or a combination of events. We did not record any impairment provisions upon the adoption of SFAS 142 nor have we recorded any in 2004 or 2003 as the future estimated cash flows as well as current market values were in excess of the reporting units’ asset carrying values.

Results of Operations

The table below represents the operating results of the Company for the periods indicated (in thousands except per share amounts):

	2004	2003	2002
Revenues	$233,692	$263,778	$586,805
Cost of sales	194,435	192,281	455,339

Gross profit	39,257	71,497	131,466
Selling and administrative expenses	39,162	38,083	42,212

Operating income	95	33,414	89,254
Interest expense	1,281	1,504	4,210

Income (loss) before income taxes and minority interest	(1,186)	31,910	85,044
Income tax provision (benefit)	(451)	12,126	33,167

Income (loss) before minority interest	(735)	19,784	51,877
Minority interest	(30)	—	—

Net income (loss) available to common stockholders	$(705)	$19,784	$51,877

Per Common Share Data :
Earnings per common share:
Basic income (loss) per common share	$(.02)	$0.44	$1.18

Diluted income (loss) per common share	$(.02)	$0.43	$1.14

Weighted average common shares outstanding:
Basic	46,195	44,521	43,959
Diluted	46,195	45,911	45,636

	2004	2003	2002
EBITDA calculation:
Net income (loss)	$(705)	$19,784	$51,877
Add:
Interest expense	1,281	1,504	4,210
Income tax provision (benefit)	(451)	12,126	33,167
Depreciation and amortization	3,583	3,563	3,682

EBITDA (1)	$3,708	$36,977	$92,936

(1)	EBITDA is a supplemental, non-generally accepted accounting principle financial measure. EBITDA is defined as earnings (loss) before taxes, interest expense, depreciation and amortization. We have presented EBITDA because we believe that it is an important supplemental indicator of the operational strength of our business. EBITDA is also used by the financial community as a method of measuring our performance and of evaluating the market value of companies considered to be in similar businesses. We believe that the line item on our consolidated statements of operations entitled “net income (loss)” is the most directly comparable GAAP measure to EBITDA. Since EBITDA is not a measure of performance calculated in accordance with GAAP, it should not be considered in isolation of, or as a substitute for, net earnings as an indicator of operating performance. EBITDA, as we calculate it, may not be comparable to similarly titled measures employed by other companies. In addition, this measure does not necessarily represent funds available for discretionary use, and is not necessarily a measure of our ability to fund our cash needs. EBITDA does not reflect our capital expenditures or future requirements for capital expenditures or contractual commitments. As EBITDA excludes certain financial measures, users of this financial information should consider the type of events and transactions which are excluded. Our non-GAAP performance measure, EBITDA, has certain material limitations as follows:

•	It does not include interest expense. Because we have borrowed money to finance our operations, interest expense is a necessary and ongoing part of our costs and has assisted us in generating revenue. Therefore, any measure that excludes interest expense has material limitations.

•	It does not include taxes. Because the payment of taxes is a necessary and ongoing part of our operations, any measure that excludes taxes has material limitations.

•	It does not include depreciation and amortization expense. Because we use capital assets, depreciation and amortization expense is a necessary element of our costs and ability to generate revenue. Therefore, any measure that excludes depreciation and amortization expense has material limitations.

A reconciliation of EBITDA to net income (loss) is set forth in the table above.

Prior to 2004, the Company used a 52-/53-week fiscal year ending on the last Saturday in December. As a result, references in this report to fiscal year 2003 refers to the fiscal year ended December 27, 2003, and fiscal year 2002 refers to the fiscal year ended December 28, 2002. The fiscal years 2003 and 2002 included 52 weeks, and 2004 included 53 weeks.

During fourth quarter of 2004, the Company’s Board of Directors approved a change in the fiscal year-end from the last Saturday in December to December 31, which will be effective for the fourth quarter of 2004 and periods beyond. Accordingly, references to 2004 or to fiscal year 2004 refer to the fiscal year ended December 31, 2004.

2004 compared to Fiscal Year 2003

The demand for our products and services depends, to a significant degree, on the continued construction of gas turbine power generation plants. In 2004, approximately 82% of our revenues were from sales of equipment and provision of services for gas turbine power plants. The power generation equipment industry has experienced cyclical periods of growth or decline. In periods of decreased demand for new gas turbine power plants or difficulty in raising capital to finance new power plants, our customers may be more likely to decrease expenditures on the types of products and systems that we supply and, as a result, our revenues may decrease.

In addition, the gas turbine power industry depends on natural gas. A rise in the price or shortage in the supply of natural gas could affect the profitability or operations of gas turbine power plants, which could adversely affect our future revenues. Liquidity concerns in 2002 and continuing into 2003 in the merchant power production sector have reduced the availability of financing for power plant development in the United States and have caused the market for our products to decline. While it is believed that the long-term need for gas fired power plants on a world-wide basis is substantial, lower demand in the United States during 2003 and 2004 negatively impacted our bookings until the second half of 2004 and revenue for both 2003 and 2004. We anticipate that demand for new power plants outside of the United States will continue to provide a good market for our products.

Revenues

Revenues decreased 11.4% to $233.7 million for 2004 from $263.8 million for the fiscal year 2003. Revenues in both years were negatively impacted by the downturn in the demand for gas turbine power generation equipment in the United States. Demand for our products from international customers was fairly strong for the first six months of 2004 and very strong during the last half of 2004. The significant amount of new orders booked in the last six months of 2004 is expected to result in a significant increase in 2005 revenues.

The following table sets forth our revenues for 2004 and fiscal year 2003 (dollars in thousands) by segment and by major product group:

	Revenues		Percentage Change
	2004	2003
Heat Recovery Equipment Segment:
HRSGs	$74,103	$86,667	-14.5%
Specialty boilers	35,651	33,226	7.3%
Industrial boilers	7,562	—	NA

Total segment revenues	$117,316	$119,893	-2.1%

Auxiliary Power Equipment Segment:
Exhaust systems	$39,412	$48,463	-18.7%
Inlet systems	42,997	58,897	-27.0%
Other	33,967	36,525	-7.0%

Total segment revenues	$116,376	$143,885	-19.1%

Total revenues	$233,692	$263,778	-11.4%

Heat Recovery Equipment segment revenues decreased 2.1% to $117.3 million for the 2004. Revenues for HRSGs decreased 14.5% to $74.1 million. The number and size of orders booked into backlog decreased dramatically during 2002 and 2003, which resulted in lower revenues for 2003 and 2004 compared to earlier periods. However, we expect our 2005 HRSG revenues to increase significantly as compared to 2004 based on the increased level of bookings at the end of 2004. While there was only a 7.3% increase in revenues from 2003 to 2004 for Specialty boilers, the demand for Specialty boilers in 2004 was much stronger as compared to 2003, but the lag between the time an order is booked and revenue is recognized can be more than one year. The revenues from the sale of Industrial boilers relate exclusively to our acquisition of Deltak Power Equipment (China) Co., Ltd. on July 30, 2004. In light of increased bookings for Specialty boilers and the ownership of Deltak Power Equipment (China) Co., Ltd. for all of 2005, we expect Specialty boiler and Industrial boiler revenues to increase in 2005.

Auxiliary Power Equipment segment revenues decreased 19.1% to $116.4 million for 2004. Revenues for exhaust systems decreased by 18.7% to $39.4 million. This decline is primarily due the downturn of the domestic power market resulting in a significantly lower level of orders. Revenues for inlet systems and other equipment decreased by 27.0% to $43.0 million and 7.0% to $34.0 million, respectively. The significant decrease is also due to a significantly lower level of domestic orders booked during 2003 and 2004.

The following table presents our revenues by geographic region (dollars in millions):

	2004		2003		Percent Revenue Change
	Revenue	Percent of Total	Revenue	Percent of Total
North America	$93.5	40.0%	$180.8	68.5%	-48.3%
Asia	66.6	28.5%	17.7	6.7%	276.3%
Middle East	39.8	17.0%	14.4	5.5%	176.4%
Europe	24.3	10.4%	39.0	14.8%	-37.7%
South America	0.7	0.3%	1.4	0.5%	-50.0%
Other	8.8	3.8%	10.5	4.0%	-16.2%

Total	$233.7	100.0%	$263.8	100.0%	-11.4%

Revenues in North America comprised 40.0% of our revenues for 2004 and 68.5% of our revenue for fiscal year 2003. Revenues in North America decreased 48.3% to $93.5 million for 2004, primarily as a result of the decrease in the development of gas turbine power plants in the U.S. gas turbine power generation equipment industry beginning in the latter half of 2001 and continuing into 2004. A number of factors have contributed to this situation such as debt and liquidity issues of several merchant power producing companies. While it is believed that the long-term need for power plants on a world-wide basis is substantial, the current demand in the United States has slowed considerably and is expected to remain depressed in 2005. We expect Mexico and Canada to remain good markets for our products in 2005.

Revenues in Asia increased 276.3% for 2004 to $66.6 million, as the Company began to recognize significant revenue from orders we received from Chinese and other Asian customers in the first quarter of 2004. Due to its growing economy and acute shortage of power generating capacity, Asia represents a significant growth opportunity and is expected to account for an increasingly large proportion of the Company’s revenues over the next several years. Revenues in Europe decreased by 37.7% to $24.3 million primarily as a result of a decreased demand for our products in Europe, but we expect this to improve in 2005 based on recent orders received. Middle East revenues were $39.8 million for 2004 as compared to $14.4 million for fiscal year 2003. Most of the revenue relates to several large orders in Saudi Arabia. The Middle East remains one of the most active markets for new power projects.

Gross Profit

Gross Profit decreased 45.1% to $39.3 million for 2004 from $71.5 million for fiscal year 2003. While total revenues decreased approximately 11.4%, the gross profit as a percentage of revenue decreased from 27.1% in 2003 to 16.8% in 2004. The primarily reasons for the decrease in gross margins are as follows:

•	Steel prices in 2004 were much higher than expected. Steel prices rose dramatically throughout 2004. Our ability to recover these higher costs from our customers on fixed price contracts was limited.

•	Increased competition led to lower overall pricing for projects in 2004 as the source of revenues shifted dramatically from the United States and Europe to Asia and the Middle East.

•	Our product mix in 2003 resulted in a more favorable gross margin as compared to 2004. During 2004, our product mix shifted to lower margin components relative to the prior year.

•	The 2003 gross profit benefited from actual project costs being lower than originally estimated and recorded on prior year projects due to favorable outcome of backcharges, claims and various other contingencies. The 2004 gross margin benefited from these items somewhat in 2004, but that benefit was much lower as compared to 2003.

Throughout a project’s life cycle, gross profit percentages are continually monitored and, as actual project costs are incurred and other unforeseen events occur, our cost estimates and corresponding margins and revenues will continue to be positively and negatively impacted. We expect gross profit percentage in 2005 to be lower than prior years due to continued high steel prices and intense competition.

Selling and Administrative Expenses

Selling and administrative expenses increased 2.8% to $39.2 million for fiscal year 2004 from $38.1 million for fiscal year 2003. Excluding the effect of restructuring costs of $4.8 million and $3.4 million, respectively, total selling and administrative expenses in 2004 were comparable to 2003.

As a percentage of revenues, selling and administrative expenses increased to 16.8% for 2004 from 14.4% for the comparable period of fiscal year 2003 as a result of our decreasing revenues and higher restructuring costs in 2004 compared to 2003.

Operating Income

Operating income decreased to $0.1 million for 2004 from $33.4 million in fiscal year 2003. The decrease in revenues and gross profit were the main contributors to this decrease. In the fourth quarter of 2004, we experienced an operating loss of approximately $2.4 million. Included in that loss were unrealized losses on several forward foreign currency contracts, management restructuring and operational restructuring costs. Except for the unpredictable impact of future unrealized gain or loss on forward foreign currency contracts, we do not expect to incur these types of charges in 2005 and, therefore, believe that our operating income will be positive in future quarters.

Interest Expense

Interest expense decreased to $1.3 million for 2004 from $1.5 million for fiscal year 2003. For the first nine months of 2004, interest expense was at a much lower run rate than 2003 due to a significant reduction of debt during 2003 and the first half of 2004 resulting from voluntary principal payments. This trend reversed in the fourth quarter of 2004 due to higher total debt as well as higher debt issuance cost amortization from the refinancing of our senior credit facility and the issuance of the convertible notes to finance the acquisition of WISG. In addition, our overall debt level at year-end 2004 was much higher than year-end 2003 with the inclusion of the convertible notes.

Our year-end 2004 borrowing rate increased approximately 197 basis points from year-end 2003 due to general market conditions and the borrowing terms of the new senior credit facility. At December 31, 2004, the average interest rate on our term debt was 4.43%, and our convertible notes bear interest at a fixed rate of 4.25%.

Income Taxes

The Company is currently reflecting a 38% effective tax rate in the 2004 tax provision. Our continued amortization of goodwill, for income tax reporting purposes, will allow us to reduce cash paid for future taxes by approximately $6.4 million annually, but will not reduce future income tax expense. We had approximately $37.3 million of federal net operating loss carrybacks and $0 of federal loss carryforwards at December 31, 2004. The related income tax receivable is reflected in other current assets. The Company also has state net operating loss carryforwards of approximately $35.2 million, which will begin expiring in the years 2008 through 2023 and foreign net operating loss carryforwards of $1.6 million, which will expire in 2014. The related tax benefit is reflected in the deferred tax assets.

Backlog

Backlog increased to approximately $308.9 million at December 31, 2004, compared to $178.5 million at December 27, 2003. Based on current production and delivery schedules, we believe that up to $228.8 million, or 74%, of our backlog at December 31, 2004, will be recognized as a portion of our revenues in 2005. Our backlog consists of firm orders from our customers for projects in progress. Bookings of projects can only be reflected in the backlog when the customers have made a firm commitment. Backlog may vary significantly quarter to quarter due to the timing of customer commitments. During 2004, we removed bookings of approximately $17 million, with zero bookings removed in the fourth quarter. Cancellation fees and revenue recognition have normally exceeded our out-of-pocket costs on projects removed from backlog.

Fiscal Year 2003 compared to Fiscal Year 2002

Revenues

Revenues decreased 55.0% to $263.8 million for the fiscal year 2003 from $586.8 million for the fiscal year 2002. This decrease was due to a continued decline in new orders for both Heat Recovery and Auxiliary Power equipment, primarily in the United States market. Demand in the gas turbine power generation equipment industry began to decrease during the latter half of 2001, and that trend continued into 2003. Consequently, the development of domestic gas turbine power plants slowed considerably beginning in the latter half of 2001. As a result, our revenues in fiscal 2003 were significantly lower than revenues in 2002 due to the downturn in new power plant construction within the United States.

The following table sets forth our segment revenues for fiscal years 2003 and 2002 (dollars in thousands):

	Revenues		Percentage Change
	2003	2002
Heat Recovery Equipment Segment:
HRSGs	$86,667	$231,019	-62.5%
Specialty boilers	33,226	77,609	-57.2%

Total segment revenues	$119,893	$308,628	-61.2%

Auxiliary Power Equipment Segment:
Exhaust systems	$48,463	$67,375	-28.1%
Inlet systems	58,897	134,153	-56.1%
Other	36,525	76,649	-52.3%

Total segment revenues	$143,885	$278,177	-48.3%

Total revenues	$263,778	$586,805	-55.0%

Heat Recovery Equipment segment revenues decreased 61.2% to $119.9 million for the fiscal year 2003. Revenues for HRSGs decreased 62.5% to $86.7 million. The volume and size of orders booked into backlog decreased dramatically during 2002 and 2003, which results in lower revenues in the following periods. Revenues for specialty boilers decreased by 57.2% to $33.2 million. This decrease was due in part to a lower level of revenues for selective catalytic reduction (SCR) units. The large decrease in SCR units was expected, and was due to one-time environmental compliance related investments made in the U.S., which were largely completed in 2001 and 2002.

Auxiliary Power Equipment segment revenues decreased 48.3% to $143.9 million for fiscal year 2003. Revenues for exhaust systems decreased by 28.1% to $48.5 million. This decline was primarily due the downturn of the domestic power market resulting in a significantly lower level of orders. Revenues for inlet systems and other equipment decreased by 56.1% to $58.9 million and 52.3% to $36.5 million, respectively. The significant decrease was also due to a significantly lower level of domestic orders booked during 2002 and 2003.

The demand for our products and services depends, to a significant degree, on the continued construction of gas turbine power generation plants. In fiscal year 2003, approximately 87% of our revenues were from sales of equipment and provision of services for gas turbine power plants. Liquidity concerns in 2002 and continuing into 2003 in the merchant power production sector reduced the availability of financing for power plant development in the United States and caused the market for our products to decline. While it is believed that the long-term need for gas fired power plants on a world-wide basis is substantial, lower demand in the United States during 2002 and 2003 negatively impacted our bookings and revenue.

The following table presents our revenues by geographic region (dollars in millions):

	2003		2002		Percent Revenue Change
	Revenue	Percent of Total	Revenue	Percent of Total
North America	$180.8	68.5%	$483.5	82.4%	-62.6%
South America	1.4	0.5%	8.8	1.5%	-84.1%
Europe	39.0	14.8%	48.5	8.3%	-19.6%
Asia	17.7	6.7%	30.8	5.2%	-42.5%
Other	24.9	9.5%	15.2	2.6%	63.8%

Total	$263.8	100.0%	$586.8	100.0%	-55.0%

Revenues in North America comprised 68.5% of our revenues for fiscal year 2003 and 82.4% for fiscal year 2002. Revenues in North America decreased 62.6% to $180.8 million for fiscal year 2003, primarily as a result of a significant decrease in the volume of products sold. This volume decrease was caused primarily by the decrease in the development of gas turbine power plants in the U.S. gas turbine power generation equipment industry beginning in the latter half of 2001 and continuing into 2003. A number of factors contributed to this situation such as debt and liquidity issues of several merchant power producing companies.

Revenues in Asia decreased 42.5% for fiscal year 2003 to $17.7 million. For 2003, delays in booking new business in Asia impacted revenues. While the outbreak of Severe Acute Respiratory Syndrome (SARS) was not a significant factor, delays for other components on certain Asia projects from other vendors impacted the timing of recording bookings and corresponding revenue. Revenues in Europe decreased by 19.6% to $39.0 million primarily as a result of a significant decrease in the volume of products sold.

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

Selling and Administrative Expenses

Selling and administrative expenses decreased 9.8% to $38.1 million for fiscal year 2003 from $42.2 million for fiscal year 2002. Not including approximately $1.0 million of costs incurred related to our strategic acquisition efforts incurred in fiscal year 2003, selling and administrative costs decreased approximately $5.1 million. This decrease was due to decreases in sales and administrative personnel occurring in the latter part of 2002 as well as other cost savings measures implemented in response to the downturn in the U.S. power market. Excluding fourth quarter restructuring costs of $3.4 million, selling and administrative expenses were $34.7 million for 2003.

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

Interest Expense

Interest expense decreased to $1.5 million for fiscal year 2003 from $4.2 million for fiscal year 2002. This decrease was due primarily to voluntary principal payments that reduced total debt by $35.1 million during 2003. Additionally, our borrowing rate decreased by approximately 100 basis points due to general market interest rate reductions. At December 27, 2003, our term debt bore interest at an average rate of 2.46%.

Income Taxes

The Company used a 38% effective tax rate in the 2003 tax provision compared to the 39% effective tax rate used in fiscal years 2002 and 2001. The decrease is due to the lower marginal tax rate at lower income levels. Our continued amortization of goodwill, for income tax reporting purposes, will allow us to reduce cash paid for future taxes by approximately $6.4 million annually, but will not reduce future income tax expense. We did not have any net operating loss carryforwards at December 27, 2003.

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

Liquidity and Capital Resources

Our primary sources (uses) of cash are net cash flow from operations and borrowings under our credit facilities. Our primary uses of this cash are principal and interest payments on indebtedness, capital expenditures and general corporate purposes.

Operating Activities

Net cash provided by (used in) operations decreased to $(11.0) million for 2004 from $24.4 million for fiscal year 2003. Lower earnings was the primary reason for this decrease. The other primary component of the decrease was the increase in working capital. The increase in working capital is related to the significant amount of new orders booked during late 2003 and early 2004. The payment terms on these orders are less favorable when compared to historical orders in other markets, which typically provide for greater upfront payments. Also contributing to the increase in working capital are customer imposed shipping delays on some of our Auxiliary Power Equipment orders. In most instances, we may bill the customers for these orders only when the equipment is shipped. If this trend in working capital continues, we will most likely be required to borrow on our revolving line of credit. In addition, as previously discussed and in anticipation of this unfavorable trend in working capital, in March 2005, we amended our credit agreement. Pursuant to the amendment, our lenders waived compliance with the fixed charge coverage ratio for the period ended March 31, 2005, modified our leverage ratio covenants and increased our letter of credit sub-limit within the revolving line of credit.

Net cash provided by operations decreased 76.3% to $24.4 million for fiscal year 2003 from $103.1 million for fiscal year 2002. Lower earnings and higher working capital were the primary reasons for the change. However, working capital in 2002 was unusually low given the level of revenues. During the second quarter of 2002, we received $69.0 million from progress payments on three large Heat Recovery Equipment projects.

Investing Activities

Net cash provided by (used in) investing activities was $(85.0) million for 2004 as compared to $0.2 million for fiscal year 2003 due to the acquisition of Deltak Power Equipment (China) Co, Ltd., the increase in restricted cash to be used to acquire WISG in April 2005 and an increase in capital expenditures. Net cash provided by investing activities increased to $0.2 million for fiscal year 2003 from $(2.7) million for fiscal year 2002 due to our decrease in capital expenditures in 2003 and proceeds from the sale of Ft. Smith assets during 2003.

Financing Activities

Net cash provided by (used in) financing activities was $68.0 million for 2004 as compared to $(34.7) million for fiscal year 2003 due to the refinancing of the Company’s senior credit facility and the issuance of $69.0 million of convertible notes. Net cash provided by (used in) financing activities was $(34.7) million in fiscal year 2003 compared to $(45.5) million in fiscal year 2002. Long-term debt payments of $35.1 million and proceeds of $0.4 million from the issuance of common stock comprised the activity for 2003. Activity in 2002 consisted of net payments on our revolving line of credit facility of $8.5 million as well as payments on our term debt of $37.0 million.

On October 1, 2004, the Company refinanced certain indebtedness outstanding under its existing amended and restated senior credit facility using proceeds from a new credit agreement entered into with Bank of America, N.A., as Administrative Agent, as well as four other lenders. In addition, on November 23, 2004, the Company issued $69 million of convertible senior subordinated notes. The terms and conditions of the new senior credit facility and convertible senior subordinated notes are explained in Note 7 to the consolidated financial statements. Based on the terms of the senior credit and convertible notes agreements, $74.4 million of our cash at December 31, 2004 was restricted. We expect to use $57.7 million of the restricted cash for the purchase of WISG in April 2005. Of the remaining $16.7 million of restricted cash, $9.0 million is escrowed until August 2005 to be used in the event that the noteholders redeem up to $9.0 million of the notes. In the event that the WISG transaction is not consummated by April 30, 2005, an additional $7.7 million will be held in escrow for the benefit of the convertible note investors until the WISG acquisition is consummated.

Both the senior credit facility and the convertible senior subordinated notes require the Company to comply with various operating and financial covenants. Some of the covenants in our credit agreement were modified in March 2005. Management currently anticipates that the Company will comply with these amended covenants for the remainder of 2005. However, because our financial performance is impacted by various economic, financial, and industry factors, we cannot say with certainty whether we will satisfy these covenants in the future. Noncompliance with these covenants would constitute an event of default, allowing the lenders to accelerate the repayment of any borrowings outstanding under the related senior credit facility and convertible notes. While no assurances can be given, we believe that we would be able to successfully negotiate amended covenants or obtain waivers if an event of default were imminent; however, we might be required to make certain financial concessions. Our business, results of operations and financial condition would be adversely affected if we were unable to successfully negotiate amended covenants or obtain waivers on acceptable terms.

Cash Obligations

Under various agreements, we are obligated to make future cash payments in fixed amounts. These include principal and interest payments under our senior credit facility and convertible senior subordinated notes, our agreement with Harvest Partners, Inc. (Harvest), the 2003 management restructuring plan (including retirement and severance benefits and consulting fees) and rent payments required under operating lease agreements.

The following table summarizes our fixed cash obligations as of December 31, 2004 over various future periods (dollars in thousands):

	Payments Due by Period
Contractual Cash Obligations	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years	Total
Long-term debt (1)	$20,764	$25,384	$9,698	$62,932	$118,778
Restructuring costs	3,420	425	—	—	3,845
Operating leases	2,149	4,777	2,116	—	9,042

Total contractual cash obligations	$26,333	$30,586	$11,814	$62,932	$131,665

(1)	Represents principal payments due under the senior credit facility, the convertible senior subordinated notes and the related interest. The interest on the senior credit facility for all periods has been computed using the interest rate in effect at December 31, 2004, and the interest rate on the convertible senior subordinated notes is fixed at 4.25%.

In addition to the contractual cash obligations in the table above, we are contractually committed to annual payments of certain fees for financial advisory and strategic planning services to Harvest which is explained in Note 5 to the consolidated financial statements. In the fourth quarter of 2004, the fee was restructured from a fixed annual fee to an amount comprised of a fixed annual fee plus a variable amount based on the Company’s EBITDA.

While estimated costs related to product warranty are accrued as revenue is recognized, the actual cash payments for warranty claims can vary widely from year to year. A reconciliation of the changes to our warranty liability for 2004 and 2003 is located in the Critical Accounting Policies section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

The Company has various future obligations in connection with its 2003 management restructuring plan. A full discussion of the management restructuring plan is located in the Overview section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

At December 31, 2004 we had a contingent liability for stand-by letters of credit totaling $40.8 million that have been issued and are outstanding that generally were issued to secure our performance on customer contracts. Currently, there are no amounts drawn upon these letters of credit. In addition, upon the acquisition of WISG which is expected to occur in April 2005, we will be required to collateralize its bonding requirements.

At December 31, 2004, the Company had available cash on hand of approximately $24.3 million and approximately $34.2 million of available capacity under its revolving credit facility. Given the significant amount of new orders booked in the last six months of 2004 and thus far in 2005, coupled with the less favorable payment terms on some of our larger Heat Recovery Equipment orders, the Company expects to utilize the revolving line of credit to fund its 2005 working capital needs. The Company estimates that capital expenditures in 2005 will be approximately $1.4 million. The amount of cash flows generated from operations is subject to a number of risks and uncertainties, including the continued construction of gas turbine power generation plants as well as other risks described under “Item 1. Business- Risk Factors” in this Form 10-K. In 2005, the Company expects to consumate the acqusition of WISG. The Company may actively seek and consider additional acquisitions of or investments in complementary businesses, products or services. The consummation of any acquisition using cash will affect the Company’s liquidity.

Related Parties

Affiliates of Harvest are our largest stockholders. In addition, two of the directors that serve on our board are general partners of Harvest. During fiscal years 2004, 2003 and 2002, we incurred consulting expenses from Harvest in the amounts of $1.0 million, $1.3 million and $1.3 million, respectively. Under a management agreement with Harvest we are contractually committed to annual payments of certain fees for financial advisory and strategic planning services to Harvest as explained in Note 5 to the consolidated financial statements.

Recent Accounting Pronouncements and Legislation

In November 2004, the Financial Accounting Standards Board (FASB) issued FASB 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” FASB 151 requires companies to expense all abnormal amounts of inventory costs such as idle facility, freight, handling costs and spoilage. ARB No. 43 allowed companies to capitalize these costs under certain circumstances. FASB 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect FASB 151 to have a material impact on the consolidated financial statements.

In December 2004, the FASB issued FASB 153 “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” FASB 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. FASB 153 is effective for fiscal years beginning after June 15, 2005. The Company does not expect adoption of FASB 153 to have an impact on the consolidated financial statements.

In December 2004, the FASB issued FASB 123R (revised 2004) “Share-Based Payment.” FASB 123R is a revision of FASB 123 “Accounting for Stock-Based Compensation”, and it supercedes APB Opinion No. 25 “Accounting for Stock Issued to Employees.” FASB 123R provides guidance on transactions whereby companies exchange equity instruments for goods and services. This new rule requires companies to expense the fair market value of stock options issued to employees. FASB 123R is effective for interim periods beginning after June 15, 2005. The impact of FASB 123R on the Company is more fully described in Note 2 to the consolidated financial statements.

On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations, replacement of the extraterritorial income exclusion (ETI) with a domestic manufacturing deduction and various other tax incentives to generate American job growth. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions of the Act. As such, we will assess our position on repatriation of foreign earnings in 2005. Currently, we estimate the range of dividends to be repatriated to be $0 to $5 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks. Market risk is the potential loss arising from adverse changes in market prices and interest and foreign currency rates. We do not enter into derivative or other financial instruments for speculative purposes. Our market risk could arise from changes in the creditworthiness of customers, interest rates, foreign currency exchange and steel prices.

Credit Risks

Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. Given the nature of our business, we typically have significant amounts due from a relatively low number of customers. At December 31, 2004, 34% of our trade receivables were due from three customers. In order to reduce our risk of non-collection, we perform extensive credit investigation of all new customers.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates. Assuming our current level of borrowings, a 100 basis point increase in interest rates under our adjustable rate borrowings would have increased our interest expense for 2004 by approximately $0.8 million. However, under the terms of our senior credit facility, we are allowed to lock into interest rates for a period of up to twelve months on our long-term debt. In December 2004, we entered into fixed rate agreements yielding an average rate of 4.43% with varying maturity dates extending as long as nine months on all of our term loan as of the end of 2004.

The interest rate on our convertible senior subordinated notes is fixed at 4.25% for the life of the notes.

Foreign Currency Exchange Risk

Portions of our operations are located in foreign jurisdictions including Europe, Mexico and China. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. In addition, sales of products and services are affected by the value of the United States dollar relative to other currencies. Changes in currency rates may affect our cost of materials or labor purchased in foreign countries. We attempt to manage portions of our foreign currency exposure through denomination of cash receipts and cash disbursements in the same currency. Periodically, we manage our foreign currency exposure through the use of foreign currency forward exchange agreements. Forward agreements totaling $30.8 million were in place at December 31, 2004 with varying amounts due through August 2007. Of the $30.8 million, $29.6 million represents forward contracts to sell Euros in the future for a specific number of U.S dollars. Currently, the Company recognizes changes in the fair values of the forward agreements through cost of sales. The fair value of unrealized losses on the forward agreements of approximately $0.6 million at December 31, 2004 is included in earnings.

Given the significant increase in the value of our forward agreements from 2003 to 2004, our future earnings may be dramatically impacted by unrealized gains and losses resulting from changes in the Euro. A one percent, five percent and ten percent change in the forward rate would result in an additional unrealized gain or loss of $0.3 million, $1.3 million and $2.7 million, respectively, based on the amount hedged at December 31, 2004.

Steel Price Risk

Since no futures market exists for steel, it is difficult to implement forward hedging programs to purchase steel that we may require on any given project on which we bid. Additionally, given the competitive nature of the bidding process, we have chosen not to speculate on steel prices by placing large quantities of steel into inventory in anticipation that we may win any particular award. During the later part of 2004, we implemented various programs to minimize the impact of rising steel costs, including working more closely with our suppliers, our manufacturing partners and our customers. We are evaluating other steps to minimize the impact of rising steel costs. As an example, we have shortened the time between proposal and order acceptance on projects that we pursue.

At the beginning of 2005, we remain vulnerable to rising steel costs and believe our gross margins will remain lower than our historical average. If and when steel prices stabilize and then decline, we believe the pressure on our gross margin will subside. However, given the volume of lower margin jobs that were booked into our backlog during late 2004, we believe it could take several quarters for our profitability to improve given the impact of higher than expected steel costs and the related competitive market conditions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GLOBAL POWER EQUIPMENT GROUP INC.

Management’s Report on Internal Control Over Financial Reporting

Management of Global Power Equipment Group Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those written policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with United States generally accepted accounting principles;

•	Provide reasonable assurance that receipts and expenditures are being made only in accordance with authorizations of management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of internal control over financial reporting as of December 31, 2004. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors.

Based on this assessment, management determined that, as of December 31, 2004, the Company maintained effective internal control over financial reporting.

The scope of management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 excludes Deltak Power Equipment (China) Co., Ltd. which the Company acquired on July 30, 2004. Deltak Power Equipment (China) Co., Ltd is a 90% owned subsidiary whose total assets and total revenues represent 6.8% and 3.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

Our assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which is located immediately following this report.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Global Power Equipment Group Inc.:

We have completed an integrated audit of Global Power Equipment Group Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its December 27, 2003 and December 28, 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position of Global Power Equipment Group Inc. and subsidiaries at December 31, 2004 and December 27, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in Item 15 (a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8 that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Deltak Power Equipment (China) Co., Ltd. from its assessment of internal control over financial reporting as of December 31, 2004 which was acquired by the Company in a purchase business combination during 2004. We have also excluded Deltak Power Equipment (China) Co., Ltd. from our audit of internal control over financial reporting. Deltak Power Equipment (China) Co., Ltd. is a 90% owned subsidiary whose total assets and total revenues represent 6.8% and 3.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 11, 2005

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2004	December 27, 2003
ASSETS
Current assets:
Cash and cash equivalents	$24,331	$51,315
Restricted cash	16,669	—
Accounts receivable, net of allowance of $894 and $1,325	40,260	42,582
Inventories	8,857	3,013
Costs and estimated earnings in excess of billings	60,861	40,706
Deferred income taxes	10,576	17,315
Other current assets	15,966	3,983

Total current assets	177,520	158,914

Property, plant and equipment, net	22,983	20,740
Deferred income taxes	51,030	55,094
Goodwill	45,000	45,000
Restricted cash	57,688	—
Other assets	12,673	1,248

Total assets	$366,894	$280,996

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$16,854	$14
Accounts payable	27,852	18,974
Accrued compensation and employee benefits	4,545	7,285
Accrued warranty	9,758	15,004
Billings in excess of costs and estimated earnings	52,707	53,293
Other current liabilities	8,005	5,203

Total current liabilities	119,721	99,773

Other long-term liabilities	4,374	1,888
Long-term debt, net of current maturities	78,750	24,949
Minority interest	1,629	—
Commitments and contingencies (Notes 5 and 9)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 46,770,314 and 45,207,930 shares issued and outstanding for 2004 and 2003	468	452
Paid-in capital deficit	(17,698)	(25,492)
Deferred compensation	(91)	—
Accumulated comprehensive income	3,636	2,616
Retained earnings	176,105	176,810

Total stockholders’ equity	162,420	154,386

Total liabilities and stockholders’ equity	$366,894	$280,996

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Year Ended December 31, 2004	For the Year Ended December 27, 2003	For the Year Ended December 28, 2002
Revenues	$233,692	$263,778	$586,805
Cost of sales	194,435	192,281	455,339

Gross profit	39,257	71,497	131,466
Selling and administrative expenses	39,162	38,083	42,212

Operating income	95	33,414	89,254
Interest expense	1,281	1,504	4,210

Income (loss) before income taxes and minority interest	(1,186)	31,910	85,044
Income tax provision (benefit)	(451)	12,126	33,167

Income (loss) before minority interest	(735)	19,784	51,877
Minority interest	(30)	—	—

Net income (loss) available to common stockholders	$(705)	$19,784	$51,877

Earnings per weighted average common share:
Basic:
Net income (loss) available to common stockholders	$(0.02)	$0.44	$1.18

Weighted average number of shares of common stock outstanding-basic	46,195	44,521	43,959

Diluted:
Net income (loss) available to common stockholders	$(0.02)	$0.43	$1.14

Weighted average number of shares of common stock outstanding-diluted	46,195	45,911	45,636

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Year Ended December 31, 2004	For the Year Ended December 27, 2003	For the Year Ended December 28, 2002
Net income (loss)	$(705)	$19,784	$51,877
Foreign currency translation adjustments	1,020	1,794	902

Comprehensive income	$315	$21,578	$52,779

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

	Common Shares		Paid-in Capital (Deficit)	Retained earnings	Deferred compensation	Accumulated other comprehensive income (loss)	Total
	Shares	Amount
Balance, December 29, 2001	43,953,340	$440	$(28,329)	$105,149	$—	$(80)	$77,180
Exercise of options	23,339	—	8	—	—	—	8
Foreign currency translation adjustment	—	—	—	—	—	902	902
Net income	—	—	—	51,877	—	—	51,877

Balance, December 28, 2002	43,976,679	440	(28,321)	157,026	—	822	129,967
Exercise of options	1,231,251	12	431	—	—	—	443
Tax benefit on exercise of stock options	—	—	2,393	—	—	—	2,393
Stock-based compensation	—	—	5	—	—	—	5
Foreign currency translation adjustment	—	—	—	—	—	1,794	1,794
Net income	—	—	—	19,784	—	—	19,784

Balance, December 27, 2003	45,207,930	452	(25,492)	176,810	—	2,616	154,386
Exercise of options	1,552,384	16	1,729	—	—	—	1,745
Tax benefit on exercise of stock options	—	—	5,392	—	—	—	5,392
Stock-based compensation	—	—	580	—	—	—	580
Restricted stock award	10,000	—	93	—	(93)	—	—
Amortization of restricted stock	—	—	—	—	2	—	2
Foreign currency translation adjustment	—	—	—	—	—	1,020	1,020
Net loss	—	—	—	(705)	—	—	(705)

Balance, December 31, 2004	46,770,314	$468	$(17,698)	$176,105	$(91)	$3,636	$162,420

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31, 2004	For the Year Ended December 27, 2003	For the Year Ended December 28, 2002
Operating activities:
Net income (loss)	$(705)	$19,784	$51,877
Adjustments to reconcile net income to net cash (used in) provided by operating activities-
Write-down of fixed assets (Note 2)	489	—	—
Depreciation and amortization	4,276	4,202	4,625
Deferred income taxes	10,803	11,464	3,334
Loss on disposal of equipment	577	402	494
Changes in operating items (Note 10)	(25,111)	(13,364)	42,758
Other long-term liabilities	(1,915)	1,888	—
Stock-based compensation	582	5	—

Net cash (used in) provided by operating activities	(11,004)	24,381	103,088

Investing activities:
Purchase of a business, net of cash acquired	(8,710)	—	—
Net change in restricted cash (Notes 2 and 7)	(74,357)	—	—
Proceeds from sale of equipment	30	606	208
Purchases of property, plant, and equipment	(1,942)	(411)	(2,869)

Net cash (used in) provided by investing activities	(84,979)	195	(2,661)

Financing activities:
Proceeds from revolving credit facility	4,369	—	124,000
Payments on revolving credit facility	(1,524)	—	(132,550)
Proceeds from issuance of long-term debt	94,000	—	—
Payments on long-term debt	(26,204)	(35,110)	(37,006)
Proceeds from exercise of stock options	1,745	443	8
Increase in deferred financing costs	(4,384)	—	—

Net cash provided by (used in) financing activities	68,002	(34,667)	(45,548)
Effect of exchange rate changes on cash	997	2,364	1,728

Net increase (decrease) in cash and cash equivalents	(26,984)	(7,727)	56,607

Cash and cash equivalents, beginning of period	51,315	59,042	2,435

Cash and cash equivalents, end of period	$24,331	$51,315	$59,042

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND ORGANIZATION

Global Power Equipment Group Inc. and subsidiaries (the “Company” or “GPEG”, formerly GEEG Holdings, L.L.C.) designs, engineers and manufactures heat recovery and Auxiliary Power Equipment. Our products include:

• heat recovery steam generators;	• exhaust systems;

• filter houses;	• diverter dampers;

• inlet systems;	• specialty boilers and related products; and

• gas turbine, steam turbine and generator enclosures;	• industrial boilers.

The Company’s corporate headquarters are located in Tulsa, Oklahoma, with operating facilities in Plymouth, Minnesota; Tulsa, Oklahoma; Auburn, Massachusetts; Monterrey, Mexico; Shanghai, China; Nanjing, China and Heerlen, Netherlands.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Global Power Equipment Group Inc. and its wholly owned and majority owned subsidiaries: Deltak; Deltak Construction Services, Inc.; Deltak Europe – BV; Deltak Israel, Ltd.; Braden Manufacturing, L.L.C. (Braden); Braden Construction Services, Inc.; Braden Europe – BV; Braden Manufacturing S.A. de C.V.; Global Power Equipment (Shanghai) Co., Ltd. and Deltak Power Equipment (China) Co., Ltd. All intercompany accounts and transactions have been eliminated in consolidation.

Fiscal Year End

Effective for the fourth quarter of 2004 and periods beyond, the Company’s Board of Directors approved a change in the fiscal year-end from the last Saturday in December to December 31. Accordingly, references to 2004 or to fiscal year 2004 refer to the fiscal year ended December 31, 2004. Prior to 2004, the Company used a 52-/53-week fiscal year ending on the last Saturday in December. As a result, references in this report to fiscal year 2003 refers to the fiscal year ended December 27, 2003, and fiscal year 2002 refers to the fiscal year ended December 28, 2002. The fiscal years 2003 and 2002 include 52 weeks, and 2004 includes 53 weeks.

Cash and Cash Equivalents

The Company considers all highly liquid investments that are convertible into known amounts of cash and have original maturities of three months or less to be cash equivalents. Cash equivalents consist primarily of investments in commercial paper.

Restricted Cash

Restricted cash represents cash and cash equivalents that are not available for withdrawal by the Company. The noncurrent portion of the restricted cash is expected to be used to finance the WISG acquisition.

Inventories

Inventories consist of raw materials and are stated at the lower of first-in, first-out cost, average cost or market.

Property, Plant and Equipment

Property, plant and equipment are stated at historical cost, less accumulated depreciation. Depreciation is calculated using the straight-line method for financial reporting purposes over the estimated useful lives.

The Company’s property, plant and equipment balances, by significant asset category, are as follows:

	December 31, 2004	December 27, 2003	Lives
	(in thousands)
Land	$1,650	$2,418	—
Buildings and improvements	16,760	12,121	5-39 years
Machinery and equipment	14,845	13,462	5-12 years
Furniture and fixtures	6,645	6,514	2-10 years

	39,900	34,515
Less accumulated depreciation	(16,917)	(13,775)

Property, plant and equipment, net	$22,983	$20,740

Depreciation expense for 2004, 2003 and 2002 was $3.6 million, $3.6 million and $3.7 million, respectively. Costs of significant additions, renewals and betterments are capitalized. When an asset is sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the gain or loss on disposition is reflected in earnings. Maintenance and repairs are charged to operations when incurred.

Goodwill

Goodwill represents the costs of acquisitions in excess of the fair value of the net assets acquired and prior to fiscal year 2002 was amortized using the straight-line method over 30 years. Accumulated amortization as of December 29, 2001 was $4.7 million. Upon adoption of SFAS 142 on December 30, 2001, the Company no longer amortizes goodwill. Goodwill is tested for impairment annually, or as events dictate; however, no impairment adjustments were required in 2002, 2003 or 2004.

Deferred Financing Costs

Deferred financing costs are amortized by the effective interest method over the terms of the related debt facilities. Total interest expense associated with the amortization of these costs was $0.7 million, $0.6 million and $0.9 million in 2004, 2003 and 2002, respectively.

Long-Lived Assets

Long-lived assets, such as property, plant and equipment and intangible assets, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. No impairments were required in 2003 or 2002.

During the fourth quarter of 2004, the Company placed its Clinton, South Carolina plant and an insignificant amount of equipment for sale. Since the property met the requirements of an “asset held for sale” in accordance with FASB 144 “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company wrote down the property to its fair market value less costs to sell and ceased depreciation. The remaining net book value of the property of approximately $1.2 million has been reclassified to other assets on the balance sheet.

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

Insurance

Certain subsidiaries of the Company are self-insured for health and workers’ compensation up to certain policy limits. Amounts charged to expense include insurance premiums and claims in 2004, 2003 and 2002 for these items of $2.1 million, $1.9 million and $3.0 million, respectively, and were based on actual and estimated claims incurred. The Company has provided a $3.0 million letter of credit at December 31, 2004, as security for possible workers’ compensation claims.

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

Major Customers

The Company has certain customers that represent more than 10 percent of consolidated revenues. The revenue for these customers, as well as corresponding accounts receivable, as a percentage of the consolidated revenues and accounts receivable balances, for 2004, 2003 and 2002 are as follows:

	Revenues			Accounts Receivable
	2004	2003	2002	For the Year Ended December 31, 2004	For the Year Ended December 27, 2003	For the Year Ended December 28, 2002
General Electric	32%	32%	35%	16%	27%	9%
The Southern Company	3%	7%	14%	0%	0%	0%
Exxon Mobil	3%	10%	1%	3%	9%	0%

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

Accounts Receivable

Accounts receivable are reported net of allowance for doubtful accounts. The allowance is based on current conditions, review of specific accounts and other estimates based on the judgment of management.

Fair Value of Financial Instruments

The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses and short-term debt approximates fair value due to the short-term nature of these instruments.

The fair value of the Company’s long-term debt is estimated based on the discounted value of the future cash flows expected to be paid on the loans. The discount rate used to estimate the fair value of the loans is the rate currently available to the Company for loans with similar terms and maturities. The fair value at December 31, 2004 and December 27, 2003 approximated the carrying value.

Income Per Common Share

Basic and diluted income per common share are calculated as follows:

	2004	2003	2002
	(in thousands, except per share amounts)
Numerator:
Net income (loss) available to common stockholders	$(705)	$19,784	$51,877

Basic earnings per common share:
Denominator:
Weighted average shares outstanding	46,195,357	44,520,607	43,958,918
Basic earnings per common share:
Net income (loss) available to common stockholders	$(0.02)	$0.44	$1.18

Diluted earnings per common share:
Denominator:
Weighted average shares outstanding	46,195,357	44,520,607	43,958,918
Dilutive effect of options to purchase common stock	—	1,390,217	1,676,626

Weighted average shares outstanding assuming dilution	46,195,357	45,910,824	45,635,544

Diluted earnings per common share:
Net income (loss) available to common stockholders	$(0.02)	$0.43	$1.14

Anti-dilutive stock options for 2004, 2003 and 2002 are 2,678,130, 1,299,000 and 566,000, respectively. The Company must include the impact of the conversion of the convertible notes in its earnings per share calculation. Currently, the $69.0 million of convertible notes are convertible into 6,503,299 common shares. The Company did not present the dilutive effect of stock options and convertible shares for the 2004 income (loss) per share calculation as the presentation of any dilutive stock options and convertible shares would have been anti-dilutive.

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

Periodically, the Company uses derivative financial instruments in the management of its foreign currency exchange and interest rate exposures. As of December 31, 2004, there were foreign currency forward exchange contracts with notional amounts totaling approximately $30.8 million with varying amounts due through August 2007. Of the $30.8 million, $29.6 million represents forward contracts to sell Euros in the future for a specific number of U.S. dollars. Currently, the company recognizes changes in fair values of the forward agreements through earnings. The fair value of the forward agreements was an unrealized loss of approximately

$0.6 million at December 31, 2004. As of December 27, 2003, there were foreign currency forward exchange contracts with notional amounts totaling approximately $1.4 million with varying amounts due through May 2004. The fair value of the forward agreements was an unrealized gain of approximately $0.1 million at December 27, 2003.

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

In determining compensation cost pursuant to SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during 2004, 2003 and 2002.

	2004	2003	2002
Risk free interest rate	2.95% -3.50%	3.25%	2.50%
Expected dividend yield	None	None	None
Expected lives	1 - 3.2 years	5 years	5 years
Expected volatility	46%	34%	65%
Option fair value at grant date	$1.89 - $3.49	$2.16	$2.73

The decrease in the expected lives of the stock options from 2003 to 2004 was due to the vesting term of each issuance of that stock options. The expected volatility decreased significantly from 2002 to 2003 due to a more stable Company stock price in 2003.

Had compensation cost been determined consistent with SFAS 123, the Company’s pro forma net income (loss) would have been as follows:

	2004	2003	2002
	(in thousands, except per common share data)
Net income (loss) available to common stockholders:
As reported	$(705)	$19,784	$51,877

Stock-based compensation expense included in net income (loss) as reported	361	3	—

Additional stock-based compensation expense had the fair value been applied to all awards	(1,232)	(642)	(167)

Pro forma net income (loss)	$(1,576)	$19,145	$51,710

Basic income (loss) per common share :
As reported	$(0.02)	$0.44	$1.18
Pro forma net income (loss)	(0.03)	0.43	1.18
Diluted income (loss) per common share:
As reported	$(0.02)	$0.43	$1.14
Pro forma net income (loss)	(0.03)	0.42	1.13

In December 2004, the FASB issued FASB 123R (revised 2004) “Share-Based Payment.” FASB 123R is a revision of FASB 123 “Accounting for Stock-Based Compensation”, and it supercedes APB Opinion No. 25 “Accounting for Stock Issued to Employees.”

FASB 123R provides guidance on transactions whereby companies exchange equity instruments for goods and services. This new rule requires companies to expense the fair market value of stock options issued to employees. The Company will be required to adopt FASB 123R in the third quarter of 2005, and it has chosen the “modified prospective” transition method whereby no prior periods will be restated. The Company is in the process of evaluating its alternatives under FASB 123R and determining the impact on the consolidated financial statements.

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

3. GOODWILL

The balances by operating segment for the years ended December 28, 2002, December 27, 2003 and December 31, 2004 by operating segment are as follows (in thousands):

Heat Recovery Equipment	Auxiliary Power Equipment	Corporate	Total
$25,230	$18,623	$1,147	$45,000

The Company reviews its goodwill for potential impairment on at least an annual basis.

4. INCOME TAXES

The following summarizes the income tax provision (benefit) for the fiscal years 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Current:
Federal	$(10,206)	$(2,571)	$23,002
State	(1,797)	207	2,682
Foreign	749	3,026	4,148

Total current	(11,254)	662	29,832
Deferred	10,803	11,464	3,335

Income tax provision (benefit)	$(451)	$12,126	$33,167

Income (loss) before the provision for income taxes for the tax years 2004, 2003 and 2002 was as follows (in thousands):

	2004	2003	2002
Domestic	$(833)	$23,478	$72,630
Foreign	(353)	8,432	12,414

Total	$(1,186)	$31,910	$85,044

As of December 31, 2004 and December 27, 2003, respectively, the components of deferred income taxes consist of the following (in thousands):

	2004	2003
Assets:
Cost in excess of net assets of business acquired	$52,135	$58,718
Inventories	4,497	9,637
Reserves and other accruals	4,856	6,840
Accrued compensation and benefits	1,115	633
State net operating loss carryforward	1,331	—
Foreign net operating loss	1,338	—
Other expenses not currently deductible	(16)	211

Total assets	65,256	76,039
Liabilities:
Property and equipment	(2,882)	(3,630)

Net deferred tax assets	62,374	72,409

Valuation allowance	(768)	—

Net deferred tax assets after valuation allowance	$61,606	$72,409

A valuation allowance has been established for uncertainties in realizing the benefit of foreign net operating loss carryforwards. During 2004, international subsidiaries sustained $3.9 million of net operating losses. A valuation allowance has been recorded against $2.3 million of the loss carryforwards. Management believes it is more likely than not that a tax benefit will not be realized from these losses. Changes in the estimates of future taxable income or in tax laws may alter this expectation. The remaining foreign net operating loss carryforward of $1.6 million will expire in 2014. The Company also has state net operating loss carryforwards of $35.2 million, which will begin expiring in the years 2008 through 2023.

The Company expects a federal net operating loss of approximately $37 million for the year ended December 31, 2004. The loss will be fully utilized via carry back to the 2002 U.S. tax return. A tax benefit of approximately $13 million has been recorded in other current assets.

A reconciliation of the federal statutory tax rate to the Company’s effective tax rate is as follows:

	2004	2003	2002
Statutory federal income tax rate	(34.0)%	34.0%	35.0%
State income taxes, net of federal income tax benefits	(2.5)%	3.5%	3.5%
Foreign taxes	(2.4)%	(1.9)%	—
Miscellaneous permanent items and other	0.9%	2.4%	0.5%

Effective tax rate cost/(benefit)	(38.0)%	38.0%	39.0%

The Company is currently reflecting a (38%) effective tax rate in the 2004 tax provision due to the lower marginal tax rate at lower income levels. However, for purposes of determining the deferred tax assets, the Company used a 39% effective income tax rate as we expect to have higher income levels when the deferred tax assets are realized.

The Company provides income taxes on the undistributed earnings of non-U.S. subsidiaries except to the extent that such earnings are indefinitely reinvested outside the United States. As of December 31, 2004, none of the undistributed earnings of international subsidiaries were considered to be reinvested indefinitely.

The Company’s federal income tax returns for 2001 through 2003 are currently under examination by the Internal Revenue Service. The Company currently believes the resolution of such audits will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. There are no other significant domestic or foreign tax audits in process or pending.

The Company establishes accruals for certain tax contingencies for losses that are probable and the amounts are reasonably estimable. The tax contingency accruals are adjusted due to changing circumstances, such as the progress of tax audits, case law and emerging legislation. A number of years may elapse before a particular matter, for which the Company has recorded a contingent liability, is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matter, the Company believes its tax contingency accruals are adequate to address known tax contingencies. Favorable resolution of such contingencies could be recognized as a reduction in our effective tax rate in the year of resolution. Unfavorable settlement of any particular issue could increase the effective tax rate and may require the use of cash in the year of resolution.

On October 22, 2004, President Bush signed the American Jobs Creation Act of 2004. The Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends received deduction for certain dividends from controlled foreign corporations, replacement of the extraterritorial income exclusion (ETI) with a domestic manufacturing deduction and various other tax incentives to generate American job growth. The deduction is subject to a number of limitations and, as of today, uncertainty remains as to how to interpret numerous provisions of the Act. As such, we will assess our position on repatriation of foreign earnings in 2005. Currently, we estimate the range of dividends to be repatriated to be $0 to $5 million.

5. RELATED-PARTY TRANSACTIONS

Certain of the Company’s investors provide consultation services to the Company, for which the Company is charged management fees. Total expenses under these arrangements were $1.0 million, $1.3 million and $1.3 million for 2004, 2003 and 2002, respectively. Under a management agreement with Harvest, we are contractually committed to make annual payments to Harvest of certain fees for financial advisory and strategic planning services. Commencing August 2004, the annual fee is comprised of two components. First, the Company pays Harvest a fixed fee of $625,000. In addition, the Company will pay Harvest an additional fee of between $0 and $625,000 depending on the amount of the Company’s EBITDA as follows:

Additional Fee
EBITDA equal to or less than $20 million	$—
EBITDA greater than $20 million but equal to or less than $30 million	125,000
EBITDA greater than $30 million but equal to or less than $50 million	375,000
EBITDA greater than $50 million	625,000

The management agreement terminates on February 1, 2006, subject to automatic renewals of additional one-year periods commencing on February 1, 2006, and continuing indefinitely thereafter, unless terminated for cause or by Harvest. The management agreement will terminate in the event that the affiliates of Harvest sell more than 66.6% of the shares of the Company’s common stock they owned on May 23, 2001. The total management fee paid to Harvest for the 2004 “Harvest Year” (beginning on February 1, 2004 and ending on January 31, 2005) is $937,500.

6. UNCOMPLETED CONTRACTS

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

Costs, earnings and billings related to uncompleted contracts consist of the following:

	December 31, 2004	December 27, 2003
	(in thousands)
Costs incurred on uncompleted contracts	$614,066	$811,140
Earnings recognized on uncompleted contracts	128,478	131,385

Total	742,544	942,525
Less - billings to date	734,390	955,112

Net	$8,154	$(12,587)

The net amounts are included in the accompanying consolidated balance sheets under the following headings:

	December 31, 2004	December 27, 2003
	(in thousands)
Costs and estimated earnings in excess of billings	$60,861	$40,706
Billings in excess of costs and estimated earnings	(52,707)	(53,293)

Net	$8,154	$(12,587)

7. LONG-TERM DEBT

The Company’s long-term debt consisted of the following:

	December 31, 2004	December 27, 2003
	(in thousands)
Term loan, $23,750 bearing interest at Eurodollar rate plus margin (4.43% at December 31, 2004 and 2.46% at December 27, 2003), principal and interest payable quarterly, as defined through October 2009	$23,750	$24,938
Convertible senior subordinated notes at 4.25%, interest payable semiannually as defined through November 2011	69,000	—
Other	2,854	25

	95,604	24,963
Less current maturities	(16,854)	(14)

Total long-term debt	$78,750	$24,949

Future maturities of long-term debt as of December 31, 2004 are as follows (in thousands):

2005	$16,854
2006	5,000
2007	5,000
2008	5,000
2009	3,750
Thereafter	60,000

Total	$95,604

During the first quarter of 2004, the Company entered into two loan agreements with banks in China. The agreements allow for the Company to borrow a total of $4.8 million at a weighted average rate of 5.21%. The agreements expire April 1, 2005. As of December 31, 2004, approximately $2.8 million has been borrowed under the loan agreements with an interest rate of 5.31%. The loans are collateralized by letters of credit issued under the Company’s senior credit facility. Once these loan agreements expire and the amounts are repaid, any borrowings necessary in China are expected to occur under the senior credit facility.

Senior Credit Facility

On October 1, 2004, the Company replaced its amended and restated senior credit facility with a new credit facility. The new credit facility provides for a term loan of $25.0 million and revolving credit facility of up to $75.0 million. The credit facility includes a $65.0 million sub-limit for the issuance of letters of credit. Up to $15.0 million of the revolving credit facility may consist of foreign currency loans to the Company’s subsidiaries. The credit facility will be used for working capital, issuance of letters of credit and other lawful corporate purposes.

At the closing of the new credit agreement, on October 1, 2004, the Company borrowed $25.0 million under the term loan. The Company had no borrowings outstanding under the revolving credit facility at October 1, 2004. Approximately $16.6 million of the proceeds from the term loan were used to pay in full the outstanding balance on the existing amended and restated senior credit facility. While the existing amended and restated credit facility was terminated effective October 1, 2004, all letters of credit under that facility were outstanding as of October 1, 2004. A standby letter of credit in the amount of approximately $32.7 million securing letters of credit issued under the existing amended and restated senior credit agreement was issued under the new credit facility to Deutsche Bank Trust Company Americas. The standby letter of credit has been and will continue to be reduced as letters of credit under the amended and restated senior credit facility expire or are replaced by letters of credit under the new credit facility. As of December 31, 2004, the balance of the standby letter of credit was approximately $7.4 million.

At the time of the termination of the amended and restated senior credit facility, $0.2 million of unamortized loan fees were written off by the Company. In addition, the Company incurred approximately $1.9 million in new loan fees related to the new credit facility, which were capitalized and subject to amortization over the life of the new credit facility.

At the Company’s option, amounts borrowed under the new credit agreement will bear interest at either the Eurocurrency rate or an alternate base rate, plus, in each case, an applicable margin. The applicable margin will range from 1.75% to 2.75% in the case of a Eurocurrency rate loan, and from 0% to 1.00% in the case of a base rate loan, in each case, based on a leverage ratio. At December 31, 2004, the $23.8 million of term debt bore interest at an average rate of 4.43%.

All amounts outstanding under the term loan will be due and payable on October 1, 2009. All amounts outstanding under the revolving credit facility will be due and payable on October 1, 2008. On that date, the Company will have the option, subject to certain conditions, to convert all or a portion of the revolving loans then outstanding to term loans due and payable on October 1, 2009. Borrowings under the revolving credit facility bear interest in the same manner as the senior credit facility described above, and the Company pays an unused facility fee of 0.35%. As of December 31, 2004, there was no balance outstanding under the revolver.

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

The Company is currently in compliance with all covenant requirements of the senior credit agreement.

The Company uses letters of credit in its normal course of business. Letters of credit totaling $40.8 million were issued and outstanding as of December 31, 2004 under the revolving credit facility. While no amounts had been drawn upon these letters of credit, the letters of credit outstanding reduces amounts available for borrowing under the revolver.

Senior Credit Facility – Amendment One

On November 23, 2004, the Company entered into an amendment (the First Amendment) to the senior credit agreement.

Among other things, the First Amendment:

•	modifies the definition of the term “Permitted Acquisition” to include the acquisition of WISG;

•	excludes borrowings under the Notes from the prohibition on the creation of additional indebtedness;

•	amends various financial and operating covenants;

•	requires the Company to repay certain outstanding loans under the senior credit agreement with the net proceeds from the sale of the Notes if the acquisition of WISG is not completed prior to June 30, 2005; and

•	requires the Company to escrow the net proceeds from issuance of the Notes. The net proceeds of approximately $57.7 million are included in restricted cash as of December 31, 2004, and the Company expects to use this amount to finance the WISG acquisition in April 2005.

Senior Credit Facility – Amendment Two

On March 14, 2005, the Company entered into an amendment (the Second Amendment) to the senior credit agreement.

Among other things, the Second Amendment:

•	waives our compliance with the “Consolidated Fixed Charge Coverage Ratio” included in the credit agreement solely for the period ended March 31, 2005;

•	amends our senior and total leverage ratios;

•	increases our letter of credit sub-limit from $65 million to $75 million; and

•	increases the applicable rate under any Eurocurrency rate loans, letters of credit, base rate loans and swing line loans by 0.50 percent per annum during any period in which our Consolidated Leverage Ratio exceeds 4.00 to 1.00.

Convertible Senior Subordinated Notes

On November 23, 2004, the Company completed a private placement of $69.0 million aggregate principal amount of its 4.25% convertible senior subordinated notes due 2011 (the Notes). The Company intends to use the net proceeds of the offering, together with borrowings under its senior credit facility and cash on hand, to fund the purchase of WISG as described in Note 14 to the consolidated financial statements.

The Notes were issued under a Securities Purchase Agreement (the Securities Purchase Agreement), among the Company and various investors. The Securities Purchase Agreement and form of note provide, among other things, that the Notes will bear interest at a rate of 4.25% per year, which interest is payable semi-annually beginning May 2005. During the occurrence of an “Event of Default” under the Notes, the Notes will bear interest at a rate of 9.25% per year. The Notes are convertible into shares of the Company common stock at an initial conversion price of $10.61 per share of common stock, which is equal to approximately 122% of the volume weighted average price of the Company’s common stock on November 22, 2004. The conversion price is subject to certain anti-dilutive provisions, as defined in the agreement.

The Notes will be subordinate in right of payment to the Company’s existing and future “Senior Indebtedness,” including all secured indebtedness of the Company under its credit facility and certain “Indebtedness” permitted under its credit facility, pari passu with certain other Indebtedness permitted under its credit facility and senior in right of payment to any of the Company’s other indebtedness. The Company’s obligations under the Securities Purchase Agreement, Notes and other transaction documents are guaranteed by all of the Company’s domestic subsidiaries which are borrowers under or guarantors of its senior credit facility. Upon the occurrence of an “Event of Default” under the Notes, the holders of the Notes may require the Company to redeem all or any portion of the Notes. The term “Event of Default” includes, among other things (i) any failure by the Company to pay principal and interest when and as due under the Notes and, in the case of interest, the continuation of such failure for a period of five days and (ii) any payment default or non-payment default on other indebtedness with an unpaid principal amount in excess of $5 million, provided such non-payment default continues for a period of at least 30 consecutive days after the earlier to occur of any executive officer of the Company becoming aware of such default and the receipt of written notice from the holder of such default. As long as the Notes are outstanding, the Company and its subsidiaries will not be permitted to incur any indebtedness other than “Permitted Indebtedness,” which includes “Senior Bank Indebtedness” not exceeding the greater of (i) the sum of $100 million plus “Available Cash” or (ii) three times consolidated EBITDA of the Company for the four prior calendar quarters, and “Indebtedness” permitted under the credit facility. A “Triggering Event” will be deemed to occur if the Company incurs any indebtedness in addition to “Permitted Indebtedness,” and at the time of such incurrence, the Company’s trailing 12 months “Consolidated EBITDA” does not equal or exceed $30.0 million or, as a result of the incurrence, the Company’s “Consolidated Leverage Ratio” exceeds 4.75 to 1.0. Within 30 days of the occurrence of a Triggering Event, the Company will be required to offer to redeem all or any portion of the Notes then outstanding at a redemption price equal to the principal balance of the Notes plus all accrued and unpaid interest. If at any time prior to the incurrence of a Triggering Event, the weighted average price of the Company’s common stock equals or exceeds 150% of the conversion price then in effect for a period of 15 out of 30 consecutive trading days, the restrictions on “Permitted Indebtedness” will be removed.

The Company may redeem all or any portion of the Notes, at its option, at any time on or after November 23, 2007 if the weighted average price of the Company’s common stock exceeds 165% of the conversion price then in effect for a period of 20 out of 30 consecutive trading days. At any time beginning on May 23, 2005 and continuing until August 2, 2005, the Investors may, at their option, require the Company to redeem up to $9.0 million of the Notes at par plus accrued but unpaid interest. Beginning on November 23, 2009, the Investors may, at their option, require the Company to redeem all or any portion of the Notes. In such event, the Company may elect, at its option and subject to certain conditions, to pay up to 50% of the redemption price in shares of the Company common stock valued at 94% of the weighted average price of the Common Stock for the 20-day trading period immediately preceding the redemption date. The redemption price is at par.

The Company escrowed $9.0 million of the proceeds from the sale of the Notes to meet its obligation to redeem up to $9.0 million of the Notes at the option of the Investors. If on or prior to April 30, 2005, the contemplated acquisition of WISG has not been consummated, the Company will be required to escrow an additional $7.65 million of the proceeds from the sale of the Notes for the benefit of the Investors until the WISG acquisition is consummated. The terms of the Notes agreement require the Company to keep a cash balance of at least $7.65 million until April 30, 2005. Both the $9.0 and $7.65 million are reflected as restricted cash on the balance sheet at December 31, 2004.

The Investors have a right of redemption at a premium to principal and unpaid interest upon the occurrence of an event of default under the Notes or a change of control of the Company. The redemption price in respect of an event of default will be equal to the greater of (i) the 110% of the amount to be redeemed plus accrued and unpaid interest and (ii) the product of the conversion rate in effect at such time with respect to the amount to be redeemed and the closing sale price of the Company’s common stock on the date immediately preceding such event of default. The redemption premium in respect of a change in control will range from a minimum of 10% to a maximum equal to the product of 120% of the amount to be redeemed and the quotient determined by dividing the closing sale price of the common stock immediately following the public announcement of such proposed change of control by the conversion price of the Notes. In addition, the terms of the Notes provide certain anti-dilution protection for the Investors. Finally, the convertible notes agreement stipulates that an event of default under the senior credit facility would result in a default under the convertible notes agreement.

8. STOCKHOLDERS’ EQUITY

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

Common Stock / Common Units

Prior to the Company’s IPO, the Company had authorized and issued 1,122,280 current common units with a $10 par value. Common units were entitled to one vote. Prior to the Recapitalization, the Company had authorized 52,106,800, 6,513,350 and 2,709,554 of Class A, B and Junior Units, respectively. Prior Class A and Junior units had one vote per unit. Class B units were nonvoting. All previously outstanding prior common units were converted to common stock as part of the IPO.

Upon completion of the IPO these common units were converted to 31,558,501 shares of common stock. The Company’s new capital stock includes 100,000,000 authorized shares of common stock, $0.01 par value per share, of which 46,770,314 are outstanding at December 31, 2004.

Stock Incentive Plans

In conjunction with the IPO all common unit option amounts previously granted under the 2000 Plan have been restated to give effect to the conversion of common units to common shares using the 28.1 to 1.0 ratio.

In May 2004, the Company adopted the 2004 Stock Incentive Plan (the 2004 Plan). Under the provisions of the 2004 Plan, the Company may issue up to 1,500,000 options to purchase stock, restricted stock awards or performance shares. Options to purchase common stock are based on an exercise price equal to the fair value on the date of grant. Vesting provisions are at the discretion of the board of directors along with the period of time during which options may be exercised, but in no event may it be more than 10 years from the grant date of an option. Restricted shares of stock are issued under the 2004 Plan based on the relevant “award agreement” given to the employee. Performance shares are shares of stock issued based on meeting targets of objective performance established by the board of directors. As of December 31, 2004, 760,000 stock options and 10,000 shares of restricted stock have been issued under the 2004 Plan. The 10,000 restricted shares vest one-third each year for three years. The related deferred compensation is presented in the equity section of the consolidated balance sheet as of December 31, 2004.

In April 2001, the Company adopted the 2001 Option Plan (the 2001 Plan). The 2001 Plan provides options to purchase up to 1,500,000 shares of common stock at an exercise price equal to fair value on the date of grant. Vesting provisions are at the discretion of the board of directors along with the period of time during which options may be exercised, but in no event may it be more than 10 years from the grant date of an option. As of December 31, 2004, 1,500,000 options have been granted under the 2001 Plan with 1,210,000 options outstanding at the end of 2004.

In August 2000, the Company adopted the 2000 Option Plan (the 2000 Plan). The 2000 Plan provided for granting of up to 3,440,257 options to purchase common units of the Company. Initially, forty percent of the common units available for grant under the 2000 Plan were to vest over four years and sixty percent of the common units available for grant under the 2000 Plan were to vest over the earlier of nine years or when certain performance vesting criteria are met. In conjunction with our IPO all options under this plan became immediately one hundred percent vested. Options granted under this plan subsequent to the IPO were also fully vested. However, none of the shares acquired upon exercise of the options under this plan were allowed to be sold until May, 2003. As of December 31, 2004, 3,433,804 options have been granted and 6,453 options are available to be granted. Total options exercised under the 2000 Plan totaled 2,622,729 as of the end of 2004.

As part of the Recapitalization, all options outstanding under a previous option plan (whether or not exercisable or vested) were cancelled and holders of the cancelled options were paid an amount equal to the options’ fair value, resulting in a recapitalization charge of $38.1 million.

Information with respect to the Company’s stock option plans is summarized as follows:

	Number of Common Shares
	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 29, 2001	3,433,804	$2.71
Granted	750,000	4.87
Forfeited	(4,000)	14.47
Exercised	(23,339)	0.36

Outstanding at December 28, 2002	4,156,465	3.10
Granted	739,000	6.10
Forfeited	(40,500)	6.65
Exercised	(1,231,251)	0.36

Outstanding at December 27, 2003	3,623,714	4.60
Granted	780,000	9.69
Forfeited	(173,200)	13.21
Exercised	(1,552,384)	1.13

Outstanding at December 31, 2004	2,678,130	$4.77

Exercisable at December 28, 2002	3,406,465	$2.73

Exercisable at December 27, 2003	2,242,214	$4.03

Exercisable at December 31, 2004	918,530	$7.68

	Stock option grant prices
	$0.36	$4.87	$6.10	$6.86	$9.76	$14.47
Options outstanding:
Number outstanding	298,630	526,000	664,000	20,000	760,000	409,500

Weighted average remaining contractual life (years)	5.60	7.96	8.96	9.42	9.97	6.83

Options exercisable:
Number exercisable	298,630	210,400	—	—	—	409,500

9. COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company enters into employment agreements with terms of two to three years with certain members of management with automatic one-year renewal periods at expiration dates. The agreements provide for, among other things, compensation, benefits and severance payments.

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

A reconciliation of the changes to our warranty accrual for 2004 and 2003 is as follows (dollars in thousands):

	2004	2003
Balance at beginning of period	$15,004	$19,460
Changes to previous estimates	(1,831)	(2,559)
Accruals during the period	3,377	9,614
Settlements made (in cash or in kind) during the period	(6,792)	(11,511)

Ending balance	$9,758	$15,004

Leases

The Company leases machinery, transportation equipment and office, warehouse and manufacturing facilities, which are noncancellable and expire at various dates. Total rental expense for all operating leases for 2004, 2003 and 2002 was $2.7 million, $2.5 million and $2.9 million, respectively.

Future minimum annual lease payments under these noncancellable operating leases at December 31, 2004 are as follows (in thousands):

2005	$2,149
2006	1,710
2007	1,638
2008	1,429
2009	1,289
Thereafter	827

Total	$9,042

None of the leases include contingent rental provisions.

Employee Benefit Plans

Deltak maintains a profit-sharing plan for employees. Deltak’s expense for this plan totaled $0.3 million, $0.4 million and $0.8 million for 2004, 2003 and 2002, respectively. In addition to the Deltak profit-sharing plan, GPEG maintains a 401(k) plan covering substantially all of Deltak, Braden and Corporate’s employees. Expense for the GPEG 401(k) plan for 2004, 2003 and 2002 was $0.9 million, $0.9 million and $1.0 million, respectively.

Braden participates in a defined benefit multi-employer union pension fund covering all union employees. As required by labor contracts, Braden made contributions totaling $0.1 million, $0.2 million and $0.3 million for 2004, 2003 and 2002, respectively. These contributions are determined in accordance with the provisions of negotiated labor contracts and generally are based on the number of hours worked. Braden may be liable for its share of unfunded vested benefits, if any, related to the union pension fund. Information from the union pension fund’s administrators indicates there are no unfunded vested benefits.

Purchase Agreement

As discussed in Note 14, the Company entered into a Purchase Agreement to acquire WISG. The acquisition is expected to close in April 2005.

10. SUPPLEMENTAL CASH FLOW INFORMATION

Changes in current operating items were as follows (in thousands):

	2004	2003	2002
Accounts receivable	$7,723	$23,262	$40,338
Inventories	(64)	1,390	1,570
Costs and estimated earnings in excess of billings	(20,155)	21,583	69,066
Accounts payable	4,812	(6,399)	(26,232)
Accrued expenses and other	(13,918)	749	(3,704)
Billings in excess of costs and estimated earnings	(3,509)	(53,949)	(38,280)

	$(25,111)	$(13,364)	$42,758

Supplemental cash flow disclosures are as follows (in thousands):

	2004	2003	2002
Cash paid (received) during the period for:
Interest	$557	$1,671	$3,867
Income taxes	(6,188)	3,751	29,415

Non-cash transactions:

Settlement of customer accounts receivable against estimated costs	—	12,600	—
Settlement of customer accounts receivable against amounts owed to customer included in accounts payable	—	4,400	—
Tax benefit of stock options exercised	5,392	2,392	—
Asset held for sale reclassified to other assets	1,209	—	—

11. SEGMENT INFORMATION

The “management approach” called for by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” has been used by the Company management to present the segment information which follows. The Company considered the way its management team organizes its operations for making operating decisions and assessing performance and considered which components of its enterprise have discrete financial information available. Management makes decisions using a product group focus and its analysis resulted in two operating segments, Heat Recovery Equipment and Auxiliary Power Equipment. The Company evaluates performance based on net income or loss not including certain items as noted below.

Accounting policies used by the segments are the same as those described in Note 2. Intersegment revenues and transactions were not significant. Corporate assets consist primarily of cash and deferred tax assets. Capital expenditures do not include amounts arising from the acquisition of businesses. Expenses associated with the loss on debt extinguishment have not been allocated. Interest income has not been allocated as cash management activities are handled at a corporate level. In the first quarter of 2004, the Company changed the basis by which it allocates corporate general and administrative expenses to the operating segments. This new method of allocating corporate expenses better reflects the use of corporate resources by the operating segments. Prior year amounts were reclassified to conform to the 2004 presentation.

The following table presents information about segment income and assets:

	Heat Recovery Equipment	Auxiliary Power Equipment
	(in thousands)
2004

Revenues	$117,316	$116,376
Interest expense	780	1,140
Depreciation	1,551	1,981
Income tax provision (benefit)	2,034	(2,247)
Segment income (loss)	3,347	(3,662)
Assets	108,108	104,976
Capital expenditures	979	963

2003

Revenues	$119,893	$143,885
Interest expense	812	1,260
Depreciation	1,334	2,175
Income tax provision	1,416	11,027
Segment income	2,238	18,067
Assets	77,027	97,545
Capital expenditures	75	226

2002

Revenues	$308,628	$278,177
Interest expense	1,784	2,624
Depreciation	1,428	2,218
Income tax provision	11,505	22,124
Segment income	17,994	34,605
Assets	139,637	106,763
Capital expenditures	569	2,281

The following tables present information which reconciles segment information to consolidated totals:

	2004	2003	2002
	(in thousands)
Income from Continuing Operations
Total segment income (loss)	$(315)	$20,305	$52,599
Unallocated interest income	639	560	198
Other	(1,029)	(1,081)	(920)

Consolidated net income (loss)	$(705)	$19,784	$51,877

	December 31, 2004	December 27, 2003
	(in thousands)
Assets
Total segment assets	$213,084	$174,572
Corporate cash and cash equivalents	17,238	42,172
Restricted cash	74,357	—
Other unallocated amounts, principally deferred tax assets	62,215	64,252

Consolidated assets	$366,894	$280,996

	2004
	Segment Totals	Adjustments	Consolidated Totals
	(in thousands)
Other Significant Items
Interest expense	$1,920	$—	$1,920
Interest income	—	639	639
Expenditures for assets	1,942	—	1,942
Depreciation	3,532	51	3,583

	2003
	Segment Totals	Adjustments	Consolidated Totals
	(in thousands)
Other Significant Items
Interest expense	$2,072	$—	$2,072
Interest income	8	560	568
Expenditures for assets	301	110	411
Depreciation	3,509	54	3,563

	2002
	Segment Totals	Adjustments	Consolidated Totals
	(in thousands)
Other Significant Items
Interest expense	$4,408	$—	$4,408
Interest income	—	198	198
Expenditures for assets	2,850	19	2,869
Depreciation	3,646	36	3,682

Fixed Assets by Regions

The following table represents assets by geographic region:

	2004	2003
	(in thousands)

North America	$31,752	$33,722
Asia	1,122	790
Europe	7,026	3

Total	$39,900	$34,515

Product Revenues

The following table represents revenues by product group:

	2004	2003	2002
	(in thousands)
Heat Recovery Equipment Segment:
HRSGs	$74,103	$86,667	$231,019
Specialty boilers	35,651	33,226	77,609
Industrial boilers	7,562	—	—

	117,316	119,893	308,628

Auxiliary Power Equipment Segment:
Exhaust systems	$39,412	$48,463	$67,375
Inlet systems	42,997	58,897	134,153
Other	33,967	36,525	76,649

	116,376	143,885	278,177

Total	$233,692	$263,778	$586,805

Geographic Revenues

The following table presents revenues by geographic region:

	2004	2003	2002
	(in thousands)
North America	$93,548	$180,766	$483,541
Asia	66,585	17,650	30,775
Middle East	39,766	14,439	5,744
Europe	24,282	38,988	48,481
South America	748	1,400	5,963
Other	8,763	10,535	12,301

Total	$233,692	$263,778	$586,805

Management attributed sales to geographic location based on the customer-determined destination of the delivered product.

12. SUMMARY OF QUARTERLY INFORMATION (unaudited)

	First	Second	Third	Fourth
	(in thousands except per common share data)
2004
Revenues	$55,126	$57,021	$59,720	$61,825
Gross profit	11,813	9,129	9,099	9,216
Operating income (loss)	1,552	588	330	(2,375)
Income tax provision (benefit)	514	181	55	(1,201)
Net income (loss)	838	296	90	(1,929)
Income per share:
Basic	0.02	0.01	0.00	(0.05)
Diluted	0.02	0.01	0.00	(0.05)

2003
Revenues	$77,026	$64,002	$57,301	$65,449
Gross profit	21,218	16,950	13,847	19,482
Operating income	11,754	8,295	5,269	8,096
Income tax provision	4,390	3,081	1,928	2,727
Net income	6,866	4,820	3,015	5,083
Income per share:
Basic	0.16	0.11	0.07	0.10
Diluted	0.15	0.11	0.07	0.10

2002
Revenues	$203,527	$162,916	$112,673	$107,689
Gross profit	36,728	35,890	28,498	30,350
Operating income	26,273	25,069	17,360	20,552
Income tax provision	9,746	9,346	6,322	7,753
Net income	15,244	14,618	9,889	12,126
Income per share:
Basic	0.35	0.33	0.22	0.28
Diluted	0.33	0.32	0.22	0.27

13. EMPLOYMENT AND OPERATIONAL RESTRUCTURING

In October 2003, we announced a management restructuring plan pursuant to which certain employees were offered either one-time termination or retirement benefits. Certain employees that were offered the retirement incentive packages entered into consulting agreements with us subsequent to their retirement. The expense related to the consulting agreements will be recognized as the services are provided over the term of the agreements. In addition, retiring employees were offered the right to amend their stock option agreements to extend the date such options remain exercisable from 90 days after termination of employment to one year after termination of employment. In some cases, this plan also provided for the acceleration of vesting for certain unvested stock options. Under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” we expensed the fair value of the options at the new measurement date. We recorded charges of approximately $3.2 and $3.9 million during 2004 and 2003, respectively, related to the management restructuring plan.

Under the 2003 management restructuring plan, a retirement benefits agreement was entered into with our Chief Executive Officer, Larry Edwards, pursuant to which he determines his own future retirement date. Subsequent to year end, Mr. Edwards announced his retirement effective June 30, 2005. On June 30, 2005, Mr. Edwards will receive a payment of approximately $1.9 million, which has been accrued in other current liabilities as of December 31, 2004.

The Company expects to incur approximately $2.5 million of management restructuring charges in the future, including an estimate of $2.2 million for the expected consulting fees and variable stock option expense related to the CEO’s retirement benefits agreement.

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

Through December 31, 2004, the Company has incurred approximately $1.6 million of restructuring costs in connection with this merger. The $1.6 million is comprised of severance payments, early lease termination penalties, write down a building to its fair market value less selling costs, loss on disposal of fixed assets, moving expenses and plant clean up costs.

A reconciliation of the liability (included in other current liabilities) for the restructuring costs from December 27, 2003 to December 31, 2004 is as follows (in thousands):

Balance, December 27, 2003	$797
Payments to employees	(797)

Balance, December 31, 2004	$0

Approximately $1.7 million and $3.1 million of 2004 restructuring costs were allocated to the Heat Recovery Equipment and Auxiliary Power Equipment segments, respectively. Approximately $1.1 million and $2.8 million of the fiscal year 2003 restructuring costs were allocated to the Heat Recovery Equipment and Auxiliary Power Equipment segments, respectively.

14. ACQUISITION OF BUSINESSES

On July 30, 2004, the Company purchased a 90 percent interest in Nanjing Boiler Works (NBW) from Nanjing Machinery & Electronics for approximately $10.9 million (including direct transaction costs of $0.6 million) in cash. In connection with acquisition, the Company acquired $2.2 million of cash. Beginning in January 2006, the Company has the option to purchase the remaining 10 percent of NBW.

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

Deltak Power Equipment (China) Co., Ltd.’s results of operations from the acquisition date through December 31, 2004 have been included in the accompanying consolidated statement of operations for the year ended December 31, 2004. Deltak Power Equipment (China) Co., Ltd.’s results of operations were not significant to the condensed consolidated statement of operations. Proforma information has not been presented due to the size of the acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

At July 30, 2004
Current assets, including cash acquired of $2.2 million	$13,356
Property, plant and equipment, net	6,108
Other assets	6,457

Total assets acquired	25,921

Current liabilities	9,007
Other long-term liabilities	4,371
Minority interest	1,659

Total liabilities assumed	15,037

Net assets acquired	$10,884

The Company’s allocation of the purchase price to the net assets acquired did not result in reportable goodwill.

Net assets acquired include an intangible asset valued at approximately $4.7 million. The intangible asset represents land use rights that were granted to Deltak Power Equipment (China) Co., Ltd. by the Chinese government. The land use rights allow Deltak Power Equipment (China) Co., Ltd. to utilize the land where the manufacturing plant is located for a period of 50 years, beginning October 2002. The Company is amortizing the intangible asset over 48.2 years, which represents its remaining useful life as of July 30, 2004. From July 30, 2004 to December 31, 2004, the Company has recorded approximately $41,000 of amortization expense related to the intangible asset. The Company plans to record approximately $98,000 of amortization expense in each of the next five years, as well as the remaining years in the useful life of the intangible asset. The Company expects the land use rights will have no residual value at the end of the 48.2-year period as the rights granted by the Chinese government will have expired. The intangible asset is included in other assets on the December 31, 2004 consolidated balance sheet.

On November 23, 2004, the Company entered into a Purchase Agreement (the WISG Purchase Agreement) with Williams Group International LLC, a Georgia limited liability company (Seller), to purchase all of the outstanding limited liability company interests of Williams Specialty Services, LLC (Specialty Services), Williams Plant Services, LLC (Plant Services) and Williams Industrial Services, LLC (Industrial Services), all Georgia limited liability companies. Specialty Services, Plant Services and Industrial Services are collectively referred to as Williams Industrial Services Group, or “WISG.”

The purchase price will consist of an “Equity Purchase Price” payable at closing and a “Deferred Purchase Price.” The Equity Purchase Price is $65.0 million, subject to certain customary adjustments. Of the total Equity Purchase Price, $59.5 million will be paid in cash to Seller at closing, $5.0 million will be deposited by the Company with an escrow agent as an “Indemnity Escrow Amount” and held and released pursuant to the terms and provisions of the WISG Purchase Agreement and an escrow agreement to be entered into at closing, and an additional $0.5 million will be placed into escrow and released upon a final determination of the Equity Purchase Price. Payment of the Deferred Purchase Price is contingent on the attainment by WISG of certain gross profit targets for 2005. The Deferred Purchase Price payable to Seller will range from zero to $0.9 million and will be payable by the Company in cash in 2006.

The WISG Purchase Agreement contains customary representations and warranties and indemnification provisions which terminate at varying times unless the indemnified party has, before the expiration of the right to indemnification, asserted a claim for indemnification to the indemnifying party.

The WISG Purchase Agreement is subject to customary closing conditions. The Company currently expects to close the acquisition in April of 2005.

The Company intends to use the proceeds from the issuance of the convertible senior subordinated notes, borrowings under its senior credit facility and cash on hand to finance the purchase of WISG.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at December 31, 2004.

Management’s Report on Internal Control on Internal Control Over Financial Reporting is located in Item 8 “Financial Statements and Supplementary Data” in this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Credit Agreement Amendment

On March 14, 2005, we entered into an amendment (the “Second Amendment”) to the Credit Agreement, dated as of October 1, 2004, by and among us, certain of our subsidiaries, the lenders from time to time party thereto (the “Lenders”), and Bank of America, N.A. (“Bank of America”), as Administrative Agent, Swing Line Lender and L/C Issuer.

Among other things, the Second Amendment:

•	waives our compliance with the “Consolidated Fixed Charge Coverage Ratio” included in the credit agreement solely for the period ended March 31, 2005;

•	provides that for the period beginning with the closing of the Credit Agreement and ending December 31, 2005, our “Consolidated Senior Leverage Ratio” may be up to 3.00 to 1.00 for no more than two consecutive fiscal quarters;

•	provides that for the period beginning with the closing of the Credit Agreement and ending December 31, 2005, our “Consolidated Leverage Ratio” may be up to 5.75 to 1.00 for no more than two consecutive fiscal quarters;

•	increases our letter of credit sub-limit from $65 million to $75 million; and

•	increases the applicable rate under any Eurocurrency rate loans, letters of credit, base rate loans and swing line loans by 0.50 percent per annum during any period in which our Consolidated Leverage Ratio exceeds 4.00 to 1.00.

Other than in respect of the credit agreement and Second Amendment, there are no material relationships between us, our subsidiaries, the Lenders and their respective affiliates, except that:

•	an affiliate of Bank of America acted as exclusive placement agent in connection with the private placement of the convertible notes and financial advisor to us with respect to the acquisition of WISG; and

•	some of the Lenders, including Bank of America, and their affiliates have engaged and may engage in commercial and investment banking transactions with us in the ordinary course of business, and also provide or have provided advisory and financial services to us.

The Lenders and their affiliates will receive customary fees and commissions for these transactions.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information required by this Item with respect to the Company’s directors and certain beneficial owners of the Company’s common stock is incorporated herein by reference from the sections of the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders (the “Proxy Statement”) entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.” The information required by this Item with respect to the Company’s executive officers appears at Item 4A of Part I of this Form 10-K.

The Company has adopted a Code of Business Conduct and Ethics applicable to all directors, officers and employees, including the principal executive officer, principal financial officer and principal accounting officer of the Company. The Code of Business Conduct and Ethics is publicly available in the “Investor Relations” section of the Company’s website at www.globalpower.com under “Corporate Governance.” If we make any amendments to, or any waivers from, the Code of Business Conduct and Ethics applicable to the principal executive officer, principal financial officer or principal accounting officer, or any person performing similar functions, we will disclose such amendment or waiver on our website or in a report on Form 8-K.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from the section of the Proxy Statement entitled “Audit Related Matters.”

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements.

See Item 8 of Part II of this report.

	2.	Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

	3.	Exhibits

The following documents are included as exhibits to this Form 10-K. Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

		2.1	Purchase Agreement dated November 23, 2004, between the Company and Williams Group International LLC (filed as Exhibit 2 to the Company’s Form 8-K dated November 30, 2004 and incorporated by reference herein).

		3.1	Amended and Restated Certificate of Incorporation of Global Power Equipment Group Inc. (incorporated by reference to Exhibit 3.1(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

		3.2	Amended and Restated By-Laws of Global Power Equipment Group Inc., as amended by the Board of Directors on October 23, 2003 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 27, 2003).

		4.1	Form of Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed May 16, 2001 (No. 333-56832), as amended (the “S-1 Registration Statement”)).

		4.2	Securities Purchase Agreement dated November 23, 2004, among the Company and the Investors, including form of Note (filed as Exhibit 10.1 to the Company’s Form 8-K dated November 30, 2004 and incorporated by reference herein).

		4.3	Subsidiary Guaranty Agreement dated November 23, 2004 among each of the subsidiaries of GEG party thereto and the Investors (filed as Exhibit 10.4 to the Company’s Form 8-K dated November 30, 2004 and incorporated by reference herein).

		10.1	Management Agreement by and between Harvest Partners, Inc. and Global Energy Equipment Group, L.L.C. (incorporated by reference to Exhibit 10.2 to the S-1 Registration Statement).

		10.2	First Amendment to Management Agreement, dated April 27, 2001, by and between Harvest Partners, Inc. and Global Energy Equipment Group, L.L.C. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

		10.3	Second Amendment to Management Agreement, dated October 26, 2004, by and between Harvest Partners, Inc. and the Company (filed as Exhibit 10 to the Company’s Form 8-K dated October 27, 2004 and incorporated by reference herein).

		10.4	Registration Rights Agreement, dated as of May 7, 2001, by and among Global Power Equipment Group Inc., Harvest Partner III, L.P., SMC Power Holding LLC, each of the other stockholders of Global Power Equipment Group Inc. listed on Exhibit A thereto, Cascade Investment Partners, L.L.C., each of the management stockholders identified as such on Exhibit B thereto, Donaldson, Lufkin & Jenrette Securities Corporation and each of the other stockholders of GEEG Acquisition Holdings Corp. identified as such on Exhibit C thereto, and each of the former members of GEEG Acquisition Holdings L.L.C. identified as such on Exhibit D thereto. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

		10.5	Registration Rights Agreement dated November 23, 2004, among GEG and the Investors (filed as Exhibit 10.2 to the Company’s Form 8-K dated November 30, 2004 and incorporated by reference herein).

10.6	Letter, dated June 14, 2004, between and among Global Power Equipment Group Inc. and Harvest Partners III, L.P. and Harvest Partners III, GbR regarding certain registration rights (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2004).

10.7	Exchange Agreement by and among the members of GEEG Holdings, L.L.C. and Global Power Equipment Group Inc. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.8*	GEEG Holdings, L.L.C. 2000 Option Plan (incorporated by reference to Exhibit 10.12 to the S-1 Registration Statement).

10.9*	Amendment No. 1 to the GEEG Holdings, L.L.C. 2000 Option Plan (incorporated by reference to Exhibit 10.20 to the S-1 Registration Statement).

10.10*	Amendment No. 2 to the GEEG Holdings, L.L.C. 2000 Option Plan (incorporated by reference to Exhibit 10.21 to the S-1 Registration Statement).

10.11*	Amendment No. 3 to the GEEG Holdings, L.L.C. 2000 Option Plan. (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.12*	Global Power Equipment Group Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.16 to the S-1 Registration Statement).

10.13*	2003 Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 27, 2003).

10.14*	Employment Agreement, dated May 1, 2002, by and between Global Power Equipment Group Inc. and Larry D. Edwards (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2002).

10.15*	Retirement Benefits Agreement dated October 23, 2003, by and between Global Power Equipment Group Inc. and Larry D. Edwards including forms of Extension Agreement and Consulting Services Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 27, 2003).

10.16*	Separation Agreement dated October 23, 2003, by and between Global Power Equipment Group Inc. and Michael H. Hackner (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 27, 2003).

10.17*	Consulting Agreement dated October 23, 2003, by and between Global Power Equipment Group Inc. and Michael H. Hackner (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 27, 2003).

10.18*	Extension Agreement dated December 12, 2003, by and between Global Power Equipment Group Inc. and Michael H. Hackner (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 27, 2003).

10.19*	Separation Agreement dated January 30, 2004, by and between Global Power Equipment Group Inc. and Gary J. Obermiller (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2004).

10.20*	Consulting Agreement dated January 30, 2004, by and between Global Power Equipment Group Inc. and Gary J. Obermiller (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2004).

10.21*	Employment Agreement, dated February 12, 2004, by and among Global Power Equipment Group Inc., Deltak, L.L.C. and Monte E. Ness (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2004).

10.22*	Employment Agreement, dated April 22, 2004, by and among Global Power Equipment Group Inc. and James P. Wilson (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2004).

10.23*	Employment Agreement, dated April 22, 2004, by and among Global Power Equipment Group Inc. and John M. Matheson (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2004).

10.24*	Employment Agreement, dated April 22, 2004, by and among Global Power Equipment Group Inc., Braden Manufacturing, L.L.C., Consolidated Fabricators, Inc. and Gene F. Schockemoehl (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2004).

10.25*	Employment Agreement, dated April 22, 2004, by and among Global Power Equipment Group Inc. and Candice L. Cheeseman (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2004).

10.26*	Employment Agreement, dated December 16, 2004, by and between Global Power Equipment Group Inc. and Reynolds Alain Brousseau.

10.27*	Global Power Equipment Group Inc. 2004 Incentive Stock Plan (incorporated by reference to Appendix B to the Company’s 2004 Proxy Statement dated April 16, 2004).

10.28	Credit Agreement, dated October 1, 2004, among Global Power Equipment Group Inc. and Subsidiaries, together with Bank of America, N.A., as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, US Bank National Association, as Syndication Agent, and Bank of Oklahoma, N.A., as Managing Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2004).

10.29	First Amendment dated as of November 23, 2004, to Credit Agreement, among the Company, certain borrowing subsidiaries of GEG, each of the subsidiary guarantors party thereto, the Lenders, and Bank of America, as Administrative Agent (filed as Exhibit 10.3 to the Company’s Form 8-K dated November 30, 2004 and incorporated by reference herein).

10.30	Second Amendment dated as of March 14, 2005, to Credit Agreement, among the Company, certain borrowing subsidiaries of GEG, each of the subsidiary guarantors party thereto, the Lenders, and Bank of America, as Administrative Agent.

10.31*	2004 Global Power Equipment Group Inc. Management Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Form 8-K dated February 24, 2005 and incorporated by reference herein).

10.32*	2005 Global Power Equipment Group Inc. Management Incentive Compensation Plan.

10.33	Form of Non-qualified Stock Option Agreement 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 21, 2004).

10.34	Form of Non-qualified Stock Option Agreement for Non-employee Directors 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 21, 2004).

10.35	Form of Restricted Stock Award Agreement 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 21, 2004).

10.36*	2004 Board of Directors Compensation.

21.1	List of Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

SCHEDULES OF VALUATION AND QUALIFYING ACCOUNTS

2002, 2003, 2004

Description	Balance at Beginning of Period	Charges to Costs and Expenses (a)	Payments/ Write-offs (b)	Balance at End of Period
	(in thousands)
For the year ended December 28, 2002:
Allowance for doubtful accounts	$2,385	$357	$(967)	$1,775
Accrued warranty	16,489	9,825	(6,854)	19,460
Income tax valuation allowance	—	—	—	—
For the year ended December 27, 2003:
Allowance for doubtful accounts	1,775	154	(604)	1,325
Accrued warranty	19,460	7,055	(11,511)	15,004
Income tax valuation allowance	—	—	—	—
For the year ended December 31, 2004:
Allowance for doubtful accounts	1,325	644	(1,075)	894
Accrued warranty	15,004	1,546	(6,792)	9,758
Income tax valuation allowance	—	768	—	768

(a)	No amounts were charged to other accounts in any period.
(b)	There were no recoveries in 2002, 2003 and 2004, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 2005.

Global Power Equipment Group Inc.

BY /s/ Larry Edwards
Larry Edwards
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March, 15 2005.

/s/ Larry Edwards
Larry Edwards
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

/s/ Stephen Eisenstein
Stephen Eisenstein, Vice Chairman of the Board

/s/ James P. Wilson
James P. Wilson
Chief Financial Officer and Vice President of Finance
(Principal Financial Officer and Principal Accounting Officer)

/s/ Adrian W. Doherty Jr.
Adrian W. Doherty Jr., Director

/s/ Edgar G. Hotard
Edgar G. Hotard, Director

/s/ Ira Kleinman
Ira Kleinman, Director

/s/ Jerry E. Ryan
Jerry E. Ryan, Director

/s/ Bengt Sohlen
Bengt Sohlen, Director

INDEX TO EXHIBITS

2.1	Purchase Agreement dated November 23, 2004, between the Company and Williams Group International LLC (filed as Exhibit 2 to the Company’s Form 8-K dated November 30, 2004 and incorporated by reference herein).

3.1	Amended and Restated Certificate of Incorporation of Global Power Equipment Group Inc. (incorporated by reference to Exhibit 3.1(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

3.2	Amended and Restated By-Laws of Global Power Equipment Group Inc., as amended by the Board of Directors on October 23, 2003 (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 27, 2003).

4.1	Form of Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed May 16, 2001 (No. 333-56832), as amended (the “S-1 Registration Statement”)).

4.2	Securities Purchase Agreement dated November 23, 2004, among the Company and the Investors, including form of Note (filed as Exhibit 10.1 to the Company’s Form 8-K dated November 30, 2004 and incorporated by reference herein).

4.3	Subsidiary Guaranty Agreement dated November 23, 2004 among each of the subsidiaries of GEG party thereto and the Investors (filed as Exhibit 10.4 to the Company’s Form 8-K dated November 30, 2004 and incorporated by reference herein).

10.1	Management Agreement by and between Harvest Partners, Inc. and Global Energy Equipment Group, L.L.C. (incorporated by reference to Exhibit 10.2 to the S-1 Registration Statement).

10.2	First Amendment to Management Agreement, dated April 27, 2001, by and between Harvest Partners, Inc. and Global Energy Equipment Group, L.L.C. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.3	Second Amendment to Management Agreement, dated October 26, 2004, by and between Harvest Partners, Inc. and the Company (filed as Exhibit 10 to the Company’s Form 8-K dated October 27, 2004 and incorporated by reference herein).

10.4	Registration Rights Agreement, dated as of May 7, 2001, by and among Global Power Equipment Group Inc., Harvest Partner III, L.P., SMC Power Holding LLC, each of the other stockholders of Global Power Equipment Group Inc. listed on Exhibit A thereto, Cascade Investment Partners, L.L.C., each of the management stockholders identified as such on Exhibit B thereto, Donaldson, Lufkin & Jenrette Securities Corporation and each of the other stockholders of GEEG Acquisition Holdings Corp. identified as such on Exhibit C thereto, and each of the former members of GEEG Acquisition Holdings L.L.C. identified as such on Exhibit D thereto. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.5	Registration Rights Agreement dated November 23, 2004, among GEG and the Investors (filed as Exhibit 10.2 to the Company’s Form 8-K dated November 30, 2004 and incorporated by reference herein).

10.6	Letter, dated June 14, 2004, between and among Global Power Equipment Group Inc. and Harvest Partners III, L.P. and Harvest Partners III, GbR regarding certain registration rights (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2004).

10.7	Exchange Agreement by and among the members of GEEG Holdings, L.L.C. and Global Power Equipment Group Inc. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.8*	GEEG Holdings, L.L.C. 2000 Option Plan (incorporated by reference to Exhibit 10.12 to the S-1 Registration Statement).

10.9*	Amendment No. 1 to the GEEG Holdings, L.L.C. 2000 Option Plan (incorporated by reference to Exhibit 10.20 to the S-1 Registration Statement).

10.10*	Amendment No. 2 to the GEEG Holdings, L.L.C. 2000 Option Plan (incorporated by reference to Exhibit 10.21 to the S-1 Registration Statement).

10.11*	Amendment No. 3 to the GEEG Holdings, L.L.C. 2000 Option Plan. (incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2001).

10.12*	Global Power Equipment Group Inc. 2001 Stock Option Plan (incorporated by reference to Exhibit 10.16 to the S-1 Registration Statement).

10.13*	2003 Management Incentive Compensation Plan (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 27, 2003).

10.14*	Employment Agreement, dated May 1, 2002, by and between Global Power Equipment Group Inc. and Larry D. Edwards (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 28, 2002).

10.15*	Retirement Benefits Agreement dated October 23, 2003, by and between Global Power Equipment Group Inc. and Larry D. Edwards including forms of Extension Agreement and Consulting Services Agreement (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 27, 2003).

10.16*	Separation Agreement dated October 23, 2003, by and between Global Power Equipment Group Inc. and Michael H. Hackner (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 27, 2003).

10.17*	Consulting Agreement dated October 23, 2003, by and between Global Power Equipment Group Inc. and Michael H. Hackner (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 27, 2003).

10.18*	Extension Agreement dated December 12, 2003, by and between Global Power Equipment Group Inc. and Michael H. Hackner (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 27, 2003).

10.19*	Separation Agreement dated January 30, 2004, by and between Global Power Equipment Group Inc. and Gary J. Obermiller (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2004).

10.20*	Consulting Agreement dated January 30, 2004, by and between Global Power Equipment Group Inc. and Gary J. Obermiller (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2004).

10.21*	Employment Agreement, dated February 12, 2004, by and among Global Power Equipment Group Inc., Deltak, L.L.C. and Monte E. Ness (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2004).

10.22*	Employment Agreement, dated April 22, 2004, by and among Global Power Equipment Group Inc. and James P. Wilson (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2004).

10.23*	Employment Agreement, dated April 22, 2004, by and among Global Power Equipment Group Inc. and John M. Matheson (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2004).

10.24*	Employment Agreement, dated April 22, 2004, by and among Global Power Equipment Group Inc., Braden Manufacturing, L.L.C., Consolidated Fabricators, Inc. and Gene F. Schockemoehl (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2004).

10.25*	Employment Agreement, dated April 22, 2004, by and among Global Power Equipment Group Inc. and Candice L. Cheeseman (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2004).

10.26*	Employment Agreement, dated December 16, 2004, by and between Global Power Equipment Group Inc. and Reynolds Alain Brousseau.

10.27*	Global Power Equipment Group Inc. 2004 Incentive Stock Plan (incorporated by reference to Appendix B to the Company’s 2004 Proxy Statement dated April 16, 2004).

10.28	Credit Agreement, dated October 1, 2004, among Global Power Equipment Group Inc. and Subsidiaries, together with Bank of America, N.A., as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, US Bank National Association, as Syndication Agent, and Bank of Oklahoma, N.A., as Managing Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2004).

10.29	First Amendment dated as of November 23, 2004, to Credit Agreement, among the Company, certain borrowing subsidiaries of GEG, each of the subsidiary guarantors party thereto, the Lenders, and Bank of America, as Administrative Agent (filed as Exhibit 10.3 to the Company’s Form 8-K dated November 30, 2004 and incorporated by reference herein).

10.30	Second Amendment dated as of March 14, 2005, to Credit Agreement, among the Company, certain borrowing subsidiaries of GEG, each of the subsidiary guarantors party thereto, the Lenders, and Bank of America, as Administrative Agent.

10.31*	2004 Global Power Equipment Group Inc. Management Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Form 8-K dated February 24, 2005 and incorporated by reference herein).

10.32*	2005 Global Power Equipment Group Inc. Management Incentive Compensation Plan.

10.33	Form of Non-qualified Stock Option Agreement 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 21, 2004).

10.34	Form of Non-qualified Stock Option Agreement for Non-employee Directors 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated December 21, 2004).

10.35	Form of Restricted Stock Award Agreement 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 21, 2004).

10.36*	2004 Board of Directors Compensation.

21.1	List of Subsidiaries.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.