Form 10-Q
period 2005-03-31
GLOBAL POWER EQUIPMENT GROUP INC/
filed 2005-05-10
CIK 1136294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares of the Registrant’s common stock, $0.01 par value, outstanding at May 2, 2005 was 46,918,235.

GLOBAL POWER EQUIPMENT GROUP INC.

FORM 10-Q

March 31, 2005

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$24,682	$24,331
Restricted cash	16,720	16,669
Accounts receivable, net of allowance of $882 and $894	37,693	40,260
Inventories	11,102	8,857
Costs and estimated earnings in excess of billings	61,303	60,861
Deferred income taxes	10,189	10,576
Other current assets	17,459	15,966

Total current assets	179,148	177,520

Property, plant and equipment, net	22,409	22,983
Deferred income taxes	52,237	51,030
Goodwill	45,000	45,000
Restricted cash	58,000	57,688
Other assets	12,927	12,673

Total assets	$369,721	$366,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$18,054	$16,854
Accounts payable	28,130	27,852
Accrued compensation and employee benefits	4,572	4,545
Accrued warranty	9,954	9,758
Billings in excess of costs and estimated earnings	55,266	52,707
Other current liabilities	7,967	8,005

Total current liabilities	123,943	119,721

Other long-term liabilities	4,102	4,374
Long-term debt, net of current maturities	77,500	78,750
Minority interest	1,639	1,629
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 46,918,235 and 46,770,314 shares issued and outstanding, respectively	469	468
Paid-in capital deficit	(17,034)	(17,698)
Deferred compensation	(77)	(91)
Accumulated comprehensive income	3,104	3,636
Retained earnings	176,075	176,105

Total stockholders’ equity	162,537	162,420

Total liabilities and stockholders’ equity	$369,721	$366,894

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31, 2005	March 27, 2004
Revenues	$67,387	$55,126
Cost of sales	57,606	43,313

Gross profit	9,781	11,813
Selling and administrative expenses	8,916	10,261

Operating income	865	1,552
Interest expense	896	200

Income (loss) before income taxes and minority interest	(31)	1,352
Income tax provision (benefit)	(11)	514

Income (loss) before minority interest	(20)	838
Minority interest	10	—

Net income (loss)	$(30)	$838

Earnings per weighted average common share:
Basic:
Net income (loss)	$—	$0.02

Weighted average number of shares of common stock outstanding-basic	46,813	45,657

Diluted:
Net income (loss)	$—	$0.02

Weighted average number of shares of common stock outstanding-diluted	46,813	46,727

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31, 2005	March 27, 2004
Operating activities:
Net income (loss)	$(30)	$838
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	1,242	940
Interest earned on restricted cash	(363)	—
Deferred income taxes	(820)	3,791
Loss on disposal of equipment	10	62
Stock-based compensation	14	487
Changes in operating items (Note 10)	1,421	3,136

Net cash provided by operating activities	1,474	9,254

Investing activities:
Proceeds from sale of equipment	—	1
Purchases of property, plant and equipment	(356)	(134)

Net cash used in investing activities	(356)	(133)

Financing activities:
Payments on long-term debt	(1,250)	(8,316)
Borrowings on revolving line of credit	1,200	—
Debt financing costs	(328)	—
Proceeds from issuance of common stock	149	1,416

Net cash used in financing activities	(229)	(6,900)

Effect of exchange rate changes on cash	(538)	(122)

Net increase in cash and cash equivalents	351	2,099

Cash and cash equivalents, beginning of period	24,331	51,315

Cash and cash equivalents, end of period	$24,682	$53,414

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

2. INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements, in the opinion of management, includes normal recurring adjustments and reflects all adjustments which are necessary for a fair statement of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission. The quarterly results are not necessarily indicative of the actual results that may occur for the entire fiscal year.

3. GOODWILL

There were no changes in the carrying amount of goodwill during the first three months of fiscal 2005. The Company will complete its annual impairment testing during the fourth quarter of fiscal year 2005. The balances by operating segment as of March 31, 2005 and December 31, 2004 were as follows (in thousands):

Heat Recovery Equipment	Auxiliary Power Equipment	Corporate	Total
$ 25,230	$18,623	$1,147	$45,000

4. EARNINGS PER SHARE

Basic and diluted earnings per common share are calculated as follows (in thousands, except share and per share data):

	Three Months Ended
	March 31, 2005	March 27, 2004
Basic earnings per common share:
Numerator:
Net income (loss)	$(30)	$838

Denominator:
Weighted average shares outstanding	46,813,119	45,656,937

Basic earnings per common share	$—	$0.02

Diluted earnings per common share:
Numerator:
Net income (loss)	$(30)	$838

Denominator:
Weighted average shares outstanding	46,813,119	45,656,937
Dilutive effect of options to purchase common stock *	—	1,070,390

Weighted average shares outstanding assuming dilution	46,813,119	46,727,327

Diluted earnings per common share	$—	$0.02

*	There were 2,510,109 and 560,000 of anti-dilutive stock options excluded from this calculation for the three months ended March 31, 2005 and March 27, 2004, respectively. The Company must also include the impact of the conversion of the convertible notes (issued in November 2004) in its earnings per share calculation, unless the effect would be anti-dilutive. As of March 31, 2005, the $69.0 million of convertible notes are convertible into 6,503,299 common shares. The Company did not present the dilutive effect of the convertible shares for the three months ended March 31, 2005, as the effect would have been anti-dilutive.

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

Periodically, the Company uses derivative financial instruments in the management of its foreign currency exchange and interest rate exposures. As of March 31, 2005, there were foreign currency forward exchange contracts outstanding with a notional amount of approximately $29.9 million with varying amounts due through August 2007. Currently, the Company recognizes changes in fair values of the forward agreements in earnings through costs of sales. The Company recorded unrealized gains (losses) on the forward agreements of approximately $1.0 million and ($0.05) million for the three months ended March 31, 2005, and March 27, 2004, respectively. As of March 31, 2005 and December 31, 2004, the estimated fair value of the forward agreements recognized in the consolidated balance sheet was approximately $0.4 million and ($0.6) million, respectively.

6. LITIGATION, COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in legal actions which arise in the ordinary course of its business. Although the outcome of any such legal actions cannot be predicted, in the opinion of management, the resolution of any currently pending or threatened actions will not have a material adverse effect upon the consolidated financial position or results of operations of the Company.

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

A reconciliation of the changes to our warranty accrual for the periods indicated is as follows (in thousands):

	Three Months Ended
	March 31, 2005	March 27, 2004
Balance at beginning of period	$9,758	$15,004
Accruals during the period	819	2,042
Changes in previous accruals	1,003	(607)
Settlements made (in cash or in kind) during the period	(1,626)	(1,401)

Ending balance	$9,954	$15,038

During the three months ended March 31, 2005, the Company had changes in previous accruals due to higher than expected settlements under warranty claims. During the three months ended March 27, 2004, the Company had changes in previous accruals due to the lapse of warranty periods and lower than expected settlements under warranty claims. The Company continues to review its warranty accrual policy in light of its changing business operations and settlement experience.

Contingencies

At March 31, 2005, the Company had a contingent liability for issued and outstanding stand-by letters of credit totaling $38.3 million that generally were issued to secure performance on customer contracts. Currently, there are no amounts drawn upon these letters of credit. In addition, at March 31, 2005, the Company had outstanding surety bonds on projects of approximately $26.9 million.

Management Agreement

Under a management agreement with Harvest Partners, Inc. (Harvest), we are contractually committed to make annual payments to Harvest of certain fees for financial advisory and strategic planning services. Commencing August 2004, the annual fee is comprised of two components. First, the Company pays Harvest a fixed fee of $625,000. In addition, the Company will pay Harvest an additional fee of between $0 and $625,000 depending on the amount of the Company’s EBITDA as follows:

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

7. DEBT

Senior Credit Facility

The Company’s senior credit facility provides for a term loan of $25.0 million and revolving credit facility of up to $75.0 million. The entire amount of the revolving credit facility may be used for issuance of letters of credit. Up to $15.0 million of the revolving credit facility may consist of foreign currency loans to the Company’s subsidiaries. The credit facility will be used for working capital, issuance of letters of credit and other lawful corporate purposes.

At the Company’s option, amounts borrowed under the credit agreement will bear interest at either the Eurocurrency rate or an alternate base rate, plus, in each case, an applicable margin. The applicable margin will range from 1.75% to 3.25% in the case of a Eurocurrency rate loan, and from 0% to 1.50% in the case of a base rate loan, in each case, based on a leverage ratio. At March 31, 2005, the $22.5 million of term debt bore interest at an average rate of 4.55%.

The term loan is payable in quarterly installments of $1.25 million with the outstanding balance due on October 1, 2009. All amounts outstanding under the revolving credit facility will be due and payable on October 1, 2008. On that date, the Company will have the option, subject to certain conditions, to convert all or a portion of the revolving loans then outstanding to term loans due and payable on October 1, 2009. Borrowings under the revolving credit facility bear interest in the same manner described above, and the Company pays an unused facility fee of 0.35% to 0.50%, based on a leverage ratio. As of March 31, 2005, there was $1.2 million outstanding under the revolver for borrowings in China, at an average interest rate of 5.40%.

The Company uses letters of credit in its normal course of business. Letters of credit totaling $38.3 million were issued and outstanding as of March 31, 2005 under the revolving credit facility. While no amounts had been drawn upon these letters of credit, the letters of credit outstanding reduce amounts available for borrowing under the revolver.

The senior credit agreement includes customary affirmative and negative covenants, such as limitations on the creation of new indebtedness and on certain liens, restrictions on certain transactions and payments and maintenance of a consolidated leverage ratio, a consolidated fixed charge coverage ratio and a consolidated asset coverage ratio. A default under the credit agreement may be triggered by events such as a failure to comply with financial covenants or other covenants under the credit agreement, a failure to make payments when due under the credit agreement, a failure to make payments when due in respect of or a failure to perform obligations relating to other debt obligations in excess of $5.0 million, a change of control of the Company or certain insolvency proceedings. A default under the credit agreement would permit the participating banks to restrict the Company’s ability to further access the credit facility for loans, require the immediate repayment of any outstanding loans with interest and require the cash collateralization of outstanding letter of credit obligations.

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

Convertible Senior Subordinated Notes

On November 23, 2004, the Company completed a private placement of $69.0 million aggregate principal amount of its 4.25% convertible senior subordinated notes due 2011 (Notes). The Company used the net proceeds of the offering, together with cash on hand, to fund the purchase of Williams Industrial Services Group, or “WISG” as described in Note 15 to the consolidated financial statements.

The Notes were issued under a Securities Purchase Agreement among the Company and various investors. The Securities Purchase Agreement and form of note provide, among other things, that the Notes will bear interest at a rate of 4.25% per year, which interest is payable semi-annually beginning May 2005. During the occurrence of an “Event of Default” under the Notes, the Notes will bear interest at a rate of 9.25% per year. The Notes are convertible into shares of the Company common stock at an initial conversion price of $10.61 per share of common stock, which is equal to approximately 122% of the volume weighted average price of the Company’s common stock on November 22, 2004. The conversion price is subject to certain anti-dilution provisions, as defined in the agreement.

The Notes are subordinate in right of payment to the Company’s existing and future “Senior Indebtedness,” including all secured indebtedness of the Company under its credit facility and certain “Indebtedness” permitted under its credit facility, pari passu with certain other Indebtedness permitted under its credit facility and senior in right of payment to any of the Company’s other indebtedness. The Company’s obligations under the Securities Purchase Agreement, Notes and other transaction documents are guaranteed by all of the Company’s domestic subsidiaries which are borrowers under or guarantors of its senior credit facility. Upon the occurrence of an “Event of Default” under the Notes, the holders of the Notes may require the Company to redeem all or any portion of the Notes. The term “Event of Default” includes, among other things (i) any failure by the Company to pay principal and interest when and as due under the Notes and, in the case of interest, the continuation of such failure for a period of five days and (ii) any payment default or non-payment default on other indebtedness with an unpaid principal amount in excess of $5 million, provided such non-payment default continues for a period of at least 30 consecutive days after the earlier to occur of any executive officer of the Company becoming aware of such default and the receipt of written notice from the holder of such default. As long as the Notes are outstanding, the Company and its subsidiaries will not be permitted to incur any indebtedness other than “Permitted Indebtedness,” which includes “Senior Bank Indebtedness” not exceeding the greater of (i) the sum of $100 million plus “Available Cash” or (ii) three times consolidated EBITDA of the Company for the four prior calendar quarters, and “Indebtedness” permitted under the credit facility. A “Triggering Event” will be deemed to occur if the Company incurs any indebtedness in addition to “Permitted Indebtedness,” and at the time of such incurrence, the Company’s trailing 12 months “Consolidated EBITDA” does not equal or exceed $30.0 million or, as a result of the incurrence, the Company’s “Consolidated Leverage Ratio” exceeds 4.75 to 1.0. Within 30 days of the occurrence of a Triggering Event, the Company will be required to offer to redeem all or any portion of the Notes then outstanding at a redemption price equal to the principal balance of the Notes plus all accrued and unpaid interest. If at any time prior to the incurrence of a Triggering Event, the weighted average price of the Company’s common stock equals or exceeds 150% of the conversion price then in effect for a period of 15 out of 30 consecutive trading days, the restrictions on “Permitted Indebtedness” will be removed.

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

The Company escrowed $9.0 million of the proceeds from the sale of the Notes to meet its obligation to redeem up to $9.0 million of the Notes at the option of the Investors. If on or prior to April 30, 2005, the acquisition of WISG had not been consummated, the Company would have been required to escrow an additional $7.7 million of the proceeds from the sale of the Notes for the benefit of the Investors until the WISG acquisition was consummated. Both the $9.0 and $7.7 million are reflected as restricted cash on the balance sheet at March 31, 2005. As described in Note 15 to the consolidated financial statements, the purchase of WISG was consummated on April 11, 2005; therefore, the $7.7 million is no longer restricted.

The Investors have a right of redemption at a premium to principal and unpaid interest upon the occurrence of an event of default under the Notes or a change of control of the Company. The redemption price in respect of an event of default will be equal to the greater of (i) 110% of the amount to be redeemed plus accrued and unpaid interest and (ii) the product of the conversion rate in effect at such time with respect to the amount to be redeemed and the closing sale price of the Company’s common stock on the date immediately preceding such event of default. The redemption premium in respect of a change in control will range from a minimum of 10% to a maximum equal to the product of 120% of the amount to be redeemed and the quotient determined by dividing the closing sale price of the common stock immediately following the public announcement of such proposed change of control by the conversion price of the Notes. In addition, the terms of the Notes provide certain anti-dilution protection for the Investors. Finally, the convertible notes agreement stipulates that an event of default under the senior credit facility would result in a default under the convertible notes agreement.

Other

During the first quarter of fiscal 2004, the Company entered into two loan agreements with banks in China. The agreements allowed for the Company to borrow a total of $4.8 million at a weighted average rate of 5.21%. The agreements expired April 1, 2005. As of March 31, 2005, approximately $2.8 million was borrowed under the loan agreements. The loans were collateralized by letters of credit issued under the Company’s amended and restated senior credit facility. Subsequent to March 31, 2005, the loans were repaid and replaced with borrowings under the revolving line of credit.

As of March 31, 2005, the Company was in compliance with the covenants and restrictions of its loan agreements.

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

Beginning with the quarter ending June 30, 2005, operating results for WISG will be reported under a new segment to be known as “Industrial Services”.

The following table presents information about segment income (in thousands):

	Heat Recovery Equipment		Auxiliary Power Equipment
	Three Months Ended		Three Months Ended
	March 31, 2005	March 27, 2004	March 31, 2005	March 27, 2004
Revenues	$35,093	$28,436	$32,294	$26,690
Interest expense	599	116	762	188
Depreciation	500	320	465	505
Income tax provision (benefit)	293	908	(387)	(286)
Segment income (loss)	490	1,480	(660)	(466)

The following table presents information which reconciles segment information to consolidated totals (in thousands):

	Three Months Ended
	March 31, 2005	March 27, 2004
Net income:
Total segment income (loss)	$(170)	$1,014
Unallocated interest income	465	104
Other	(325)	(280)

Consolidated net income (loss)	$(30)	$838

The following table represents revenues by segment and product group (in thousands):

	Three Months Ended
	March 31, 2005	March 27, 2004
Heat Recovery Equipment segment:
HRSGs	$18,811	$20,628
Specialty boilers	14,286	7,808
Industrial boilers	1,996	—

	35,093	28,436

Auxiliary Power Equipment segment:
Exhaust systems	$9,973	$11,387
Inlet systems	13,316	8,579
Other	9,005	6,724

	32,294	26,690

Total	$67,387	$55,126

The following table presents revenues by geographic region (in thousands):

	Three Months Ended
	March 31, 2005	March 27, 2004
United States and Canada	$25,767	$28,854
Asia	16,986	6,693
Middle East	5,701	12,721
Europe	8,687	5,853
South America	882	329
Other	9,364	676

Total	$67,387	$55,126

9. MAJOR CUSTOMERS

The Company has certain customers that represent more than 10% of consolidated revenues or consolidated accounts receivable. The revenue for these customers, as well as corresponding accounts receivable, as a percentage of the consolidated revenues and accounts receivable balances, are as follows:

	Revenues
	Three Months Ended		Accounts Receivable
	March 31, 2005	March 27, 2004	March 31, 2005	December 31, 2004
General Electric	43%	20%	11%	16%
Siemens/Westinghouse	2%	9%	17%	7%
Calpine	0%	10%	0%	0%
ExxonMobil	0%	10%	1%	3%
HPEC Harbin Power Equipment	12%	0%	17%	2%
Mitsubishi	8%	2%	10%	11%
All others	35%	49%	44%	61%

Total	100%	100%	100%	100%

10. SUPPLEMENTAL CASH FLOW INFORMATION

Changes in current operating items were as follows (in thousands):

	Three Months Ended
	March 31, 2005	March 27, 2004
Accounts receivable	$2,567	$7,693
Inventories	(2,245)	(868)
Costs and estimated earnings in excess of billings	(442)	(1,500)
Accounts payable	278	(4,187)
Accrued expenses and other	(1,296)	(5,203)
Billings in excess of costs and estimated earnings	2,559	7,201

	$1,421	$3,136

Cash paid (received) during the period for:
Interest	$289	$183
Income taxes	55	(2,320)

During the first three months of fiscal years 2005 and 2004, there was approximately $0.5 million and $4.0 million, respectively, of tax benefit related to stock options exercised that were reflected as an increase to paid-in capital.

11. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued FASB 123R (revised 2004) “Share-Based Payment.” FASB 123R is a revision of FASB 123 “Accounting for Stock-Based Compensation”, and it supercedes APB Opinion No. 25 “Accounting for Stock Issued to Employees.” FASB 123R provides guidance on transactions whereby companies exchange equity instruments for goods and services. This new rule requires companies to expense the fair market value of stock options issued to employees. FASB 123R is effective for annual periods beginning after June 15, 2005 (fiscal year 2006 for the Company). The impact of FASB 123R on the Company is more fully described in Note 14.

12. COMPREHENSIVE INCOME

The table below presents comprehensive income for all applicable periods (in thousands):

	Three Months Ended
	March 31, 2005	March 27, 2004
Net income (loss)	$(30)	$838
Foreign currency translation adjustments	(532)	(65)

Comprehensive income (loss)	$(562)	$773

13. EMPLOYMENT AND OPERATIONAL RESTRUCTURING

In October 2003, we announced a management restructuring plan pursuant to which certain employees were offered either one-time termination or retirement benefits. Certain employees that were offered the retirement incentive packages entered into consulting agreements with us subsequent to their retirement. The expense related to the consulting agreements will be recognized as the services are provided over the term of the agreements. In addition, retiring employees were offered the right to amend their stock option agreements to extend the date such options remain exercisable from 90 days after termination of employment to one year after termination of employment. In some cases, this plan also provided for the acceleration of vesting for certain unvested stock options. Under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” we expensed the fair value of the options at the new measurement date. We recorded charges of approximately $0.1 million and $2.0 million during the first three months of fiscal 2005 and 2004, respectively, related to the management restructuring plan.

Under the 2003 management restructuring plan, a retirement benefits agreement was entered into with the Company’s Chief Executive Officer (CEO), Larry Edwards, pursuant to which he determines his own future retirement date. In March 2005, Mr. Edwards notified the board of directors that he would retire from his position as CEO effective June 30, 2005. Mr. Edwards will continue as chairman of the board. Upon his retirement as CEO, Mr. Edwards will receive a payment of approximately $1.9 million, which was expensed in 2003 and included in other current liabilities as of March 31, 2005. In addition, the Company agreed to pay Mr. Edwards approximately $0.8 million within 30 days after Mr. Edwards signs a consulting service agreement and a release agreement on June 30, 2005. This amount will be expensed in the second quarter of 2005. On June 30, 2005, the Company will enter into a one-year consulting agreement with Mr. Edwards. The consulting fees payable to Mr. Edwards over the term of his consulting service agreement which are currently estimated to total an additional $0.9 million, will be expensed as the services are rendered over the term of the agreement. The actual amount will be based on his actual salary and target bonus at June 30, 2005.

Under our current stock option plans, participants may exercise their vested options up to 90 days after their termination date. As part of his retirement benefits package, Mr. Edwards will execute an extension agreement, on the retirement date, whereby certain of his stock options become immediately fully vested. In addition, instead of the normal 90-day exercise period, Mr. Edwards will have one year from his retirement date to exercise his options. When this extension agreement is executed and these modifications are made to Mr. Edwards’ original stock option agreements, the Company could incur significant compensation expense in accordance with APB 25. The compensation expense will be measured on the retirement date, as the excess of the fair value of the stock over the exercise prices times the number of stock options outstanding. Assuming the expected number of options outstanding at June 30, 2005 ($4.87/share options –100,000 shares; $6.10/share options – 100,000 shares, $9.76/share options – 75,000 shares and $14.47/share options – 75,000 shares) and the closing stock price of $9.18 as of May 2, 2005, it is estimated that this pre-tax charge would be approximately $0.7 million. This amount would vary based on the number of unexercised options and the actual stock price as of June 30, 2005.

In the second quarter of 2004, the Company merged the operations of Consolidated Fabricators, Inc. (CFI) with Braden Manufacturing, L.L.C. (Braden). The plan of merger included the closing of CFI’s manufacturing facilities in Toluca, Mexico and Clinton, South Carolina. The Toluca plant is a leased facility while the Company owns the Clinton plant. In addition, the merger plan called for Braden to assume many of CFI’s administrative and management responsibilities. We recorded charges of approximately $0.1 million during the first three months of 2005 in selling and administrative expenses related to the restructuring plan.

Approximately $0.1 million of the restructuring costs in the first quarter of 2005 were allocated to each of the Heat Recovery Equipment and Auxiliary Power Equipment segments.

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

Had compensation cost been determined consistent with SFAS 123, the Company’s pro forma net income (loss) would have been as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2005	March 27, 2004
Net income (loss):
As reported	$(30)	$838

Stock-based compensation expense included in net income as reported *	9	302

Additional stock-based compensation expense had the fair value been applied to all awards	(397)	(569)

Pro forma	$(418)	$571

Basic income (loss) per common share :
As reported	$—	$0.02
Pro forma	(0.01)	0.01
Diluted income (loss) per common share:
As reported	$—	$0.02
Pro forma	(0.01)	0.01

*	For the period ended March 31, 2005, stock-based compensation expense represents the amortization of restricted stock. For the period ended March 27, 2004, stock-based compensation expense represents the intrinsic value of stock options that were accelerated as a result of the management restructuring plan described in Note 13 above.

In December 2004, the FASB issued FASB 123R (revised 2004) “Share-Based Payment.” FASB 123R is a revision of FASB 123 “Accounting for Stock-Based Compensation”, and it supercedes APB Opinion No. 25 “Accounting for Stock Issued to Employees.” FASB 123R provides guidance on transactions whereby companies exchange equity instruments for goods and services. This new rule requires companies to expense the fair market value of stock options issued to employees. The Company will be required to adopt FASB 123R in the first quarter of fiscal 2006, and it has chosen the “modified prospective” transition method whereby no prior periods will be restated. The Company is in the process of evaluating its alternatives under FASB 123R and determining the impact on the consolidated financial statements.

The paid-in capital deficit decreased from December 31, 2004 to March 31, 2005 as a result of 147,921 stock options that were exercised during this period. A reconciliation of the changes in the account is as follows (in thousands):

Balance, December 31, 2004	$(17,698)
Tax benefit of stock options exercised	516
Proceeds from stock options exercised in excess of par value	148

Balance, March 31, 2005	$(17,034)

15. SUBSEQUENT EVENT

On April 11, 2005, the Company completed the purchase of all of the outstanding limited liability company interests of Williams Specialty Services, LLC (Specialty Services), Williams Plant Services, LLC (Plant Services) and Williams Industrial Services, LLC (Industrial Services), all Georgia limited liability companies. Specialty Services, Plant Services and Industrial Services are collectively referred to as Williams Industrial Services Group, or “WISG.”

The purchase price consisted of an “Equity Purchase Price” of $65.0 million, subject to a working capital adjustment and a “Deferred Purchase Price.” Of the total Equity Purchase Price, including a preliminary working capital adjustment of $3.0 million, $61.0 million was paid in cash to the seller at closing, $6.5 million was deposited by the Company with an escrow agent as an “Indemnity Escrow Amount” to be held and released pursuant to the terms and provisions of the WISG Purchase Agreement and an escrow agreement entered into at closing, and an additional $0.5 million was placed into escrow to be released upon a final determination of the Equity Purchase Price. Payment of the Deferred Purchase Price is contingent on the attainment by WISG of certain gross profit targets for 2005. The Deferred Purchase Price to the seller will range from zero to $0.9 million and will be payable by the Company in cash in 2006. In addition, the Company entered into award agreements with several members of WISG management whereas the Company will pay up to $2.1 million in restricted stock to the employees based upon attainment of the same gross profit targets noted above. Any restricted stock forfeited by the WISG employees during the earnout period will be payable to the seller in the form of cash in accordance with the purchase agreement.

The Company used the proceeds from the issuance of the convertible senior subordinated notes and cash on hand to fund the purchase of WISG.

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

Information concerning some of the risks, uncertainties and other factors that could cause actual results to differ materially from our forward-looking statements is set forth under “Risk Factors” in Item 1 of our Form 10-K for the fiscal year ended December 31, 2004, and in this section. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements, risks and uncertainties referred to above. Accordingly, undue reliance should not be placed on these forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to update or revise the forward-looking statements.

Overview

We design, engineer and fabricate a comprehensive portfolio of heat recovery and auxiliary power equipment and provide related services. We conduct our business through two operating segments: our Heat Recovery Equipment segment and our Auxiliary Power Equipment segment. With the acquisition of WISG on April 11, 2005, we will begin reporting a third segment to be known as “Industrial Services” starting with the quarter ended June 30, 2005. Our corporate headquarters are located in Tulsa, Oklahoma. We have facilities in Plymouth, Minnesota; Tulsa, Oklahoma; Auburn, Massachusetts; Atlanta, Georgia; Monterrey, Mexico; Shanghai, China; Nanjing, China and Heerlen, Netherlands.

The demand for our products and services depends, to a significant degree, on the level of construction of gas turbine power generation plants. For the first three months of 2005 and 2004, approximately 76% and 86%, respectively, of our revenues were from sales of equipment and provision of services for gas turbine power plants. The power generation equipment industry has experienced cyclical periods of growth or decline. Beginning in 2002 and continuing through 2004, liquidity concerns in the merchant power generation industry coupled with concerns relating to the availability and relative price of natural gas have reduced the availability of financing for power plant development in the United States and have caused the domestic market for our products to significantly decline. While industry forecasts indicate a substantial long-term need for additional gas-fired power plants on a world-wide basis, the significant decline in domestic demand for such plants in 2002 through 2004 negatively impacted our bookings and revenues until the middle of 2004. During the last six months of 2004 and first three months of 2005, we experienced a significant increase in our bookings, leaving our March 31, 2005 backlog at approximately $321.0 million. Approximately 33% of our first quarter 2005 bookings came from international customers, and as of March 31, 2005, approximately 63% of our backlog is from international customers. We anticipate that increasing demand for new power plants outside the United States will continue. Accordingly, we have placed additional focus on increasing our business outside the United States, particularly in China and Southeast Asia.

The increase in demand from international customers is driven primarily by lower worldwide energy reserves and the need for more power generation in countries experiencing significant economic growth. Asia’s growing economy and desire for cleaner burning power plants has resulted in much higher demand for gas turbine power products. Although economic growth is slower, demand for gas-fired power plants in Europe is strong, as these countries add more gas turbine fired power plants and clean burning coal plants, after closing down several nuclear plants. The increased demand for our products in the Middle East results primarily from the development of some liquefied natural gas and de-salinization plants which are powered by gas turbines.

The timing of revenues for the Heat Recovery Equipment and Auxiliary Power Equipment segments vary, in general, based on the region of the world in which the equipment is installed. Customers in developing countries tend to purchase simple-cycle power plants that involve products solely from the Auxiliary Power Equipment segment in order to complete construction and operate the power plant as soon as possible. Some customers may subsequently purchase the Heat Recovery Equipment in order to convert the power plant from a simple-cycle plant to a combined-cycle plant, thereby increasing the plant’s efficiency and power output whereas customers in the United States tend to purchase both Auxiliary Power and HRSG segment products at the same time. In addition, Heat Recovery Equipment segment timing of revenues is impacted by the length of time projects span, typically 12 to 18 months. We recognize the revenues from these projects under the percentage of completion method. As a result, the revenues associated with these projects are impacted by the progress of engineering and manufacturing. In the Auxiliary Power Equipment Segment, we typically compete to provide individual systems of auxiliary power equipment, for example exhaust systems and inlet systems within the same power plant. Sometimes, we are contracted to provide only one of the auxiliary power systems for the new power plant impacting our sales mix within the Auxiliary Power Equipment segment. In addition, we recognize revenues within the Auxiliary Power Equipment segment under the completed contract method; consequently, delays in scheduled shipments can vary our revenues from quarter to quarter.

Continuing our efforts to maximize profitability by shifting manufacturing capacity to even lower-cost sources, we announced in the second quarter of 2004 our plans to merge the operations of our subsidiaries, Consolidated Fabricators, Inc. and Braden Manufacturing, L.L.C. The merger occurred in June 2004. During the fourth quarter of 2004, we closed our manufacturing facilities in Toluca, Mexico and Clinton, South Carolina. The production from these plants was moved to other Company facilities and to subcontractors. The restructuring charges incurred thus far to complete the merger were approximately $1.7 million primarily for the write down of the Clinton facility, severance and lease cancellations, and we estimate annual cost savings of at least $2.0 million. We recorded charges of approximately $0.1 million during the first three months of fiscal year 2005 in selling and administrative expenses related to the restructuring plan. We do not expect to incur any significant restructuring charges in the remainder of 2005 related to this merger.

On July 30, 2004, we completed the purchase of a 90% interest in Nanjing Boiler Works (NBW). The purchase price was $10.9 million. We may purchase the remaining 10% interest in NBW starting in January 2006. We later changed the name of NBW to Deltak Power Equipment (China) Co., Ltd (DPEC). This acquisition is important to the Heat Recovery Equipment segment of the business from a strategic perspective because DPEC owns licenses necessary to manufacture and sell boilers in China and to export its products to most countries throughout the world. DPEC owns a fully functioning, state-of-the-art manufacturing plant. In addition, this acquisition is expected to give us a cost advantage and better access to customers within China. However, the fact that DPEC is qualified to manufacture and sell boilers in China does not guarantee that it will be successful in obtaining a significant number of new orders.

In November 2004, we signed a definitive agreement with Georgia-based Williams Group International to purchase WISG for approximately $65 million in cash at closing, subject to a working capital adjustment. The WISG transaction closed on April 11, 2005. This transaction was financed with the proceeds from the convertible senior subordinated notes, issued in November 2004, and cash on hand. WISG provides routine and specialty maintenance services to companies engaged in power generation, pulp and paper manufacturing and government agencies, primarily the Department of Energy. Approximately 80% of WISG’s annual revenue is derived from services provided to companies in power generation and includes work at nuclear power plants, coal-fired power plants and other fossil fuel plants as well as hydro-based generating facilities. For several years, we have searched for a company such as WISG to strengthen and diversify our company. The WISG business model offers the following advantages: revenue visibility, significant backlog, recurring revenue tied to evergreen contracts, low fixed costs, a variable cost outsourcing component, minimal capital expenditure requirements and strong cash flow. The WISG acquisition will also allow us to expand our reach beyond gas turbine components as it services all segments of the power industry. Currently, all of WISG’s revenues are derived from contracts within the United States.

Effective December 31, 2004, the Company’s Board of Directors approved a change in the fiscal year-end from the last Saturday in December to December 31. As a result, references in this quarterly report to the first quarter of fiscal year 2004 refer to the three months ended March 27, 2004.

Results of Operations

Three months ended March 31, 2005 compared to three months ended March 27, 2004

The table below represents the operating results of the Company for the periods indicated (in thousands):

	Three Months Ended
	March 31, 2005	March 27, 2004
Revenues	$67,387	$55,126
Cost of sales	57,606	43,313

Gross profit	9,781	11,813
Selling and administrative expenses	8,916	10,261

Operating income	865	1,552
Interest expense	896	200

Income (loss) before income taxes and minority interest	(31)	1,352
Income tax provision (benefit)	(11)	514

Income (loss) before minority interest	(20)	838
Minority interest	10	—

Net income (loss)	$(30)	$838

Revenues

Revenues increased 22.2% to $67.4 million for the first quarter of fiscal year 2005 from $55.1 million for the first quarter of fiscal year 2004. This increase is due to the increase in bookings during the last six months of 2004 resulting from the higher international demand for both Heat Recovery and Auxiliary Power equipment.

The following table sets forth our revenues for the first quarter of fiscal years 2005 and 2004 by segment and product group (dollars in thousands):

	Three Months Ended		Percent Change
	March 31, 2005	March 27, 2004
Heat Recovery Equipment segment:
HRSGs	$18,811	$20,628	-8.8%
Specialty boilers	14,286	7,808	83.0%
Industrial boilers	1,996	—	NA

	35,093	28,436	23.4%

Auxiliary Power Equipment segment:
Exhaust systems	$9,973	$11,387	-12.4%
Inlet systems	13,316	8,579	55.2%
Other	9,005	6,724	33.9%

	32,294	26,690	21.0%

Total	$67,387	$55,126	22.2%

Heat Recovery Equipment segment revenues increased overall 23.4% to $35.1 million for the first quarter of fiscal year 2005. Revenues for HRSGs decreased 8.8% to $18.8 million. Revenues for specialty boilers increased by 83.0% to $14.3 million. The overall increase in the Heat Recovery Equipment segment was driven by increased revenues for specialty boiler products. The increase in revenues from specialty boiler products for the first quarter of 2005 was due to the increased level of bookings in late 2004 compared to bookings in late 2003. The increase in demand for specialty boiler products has resulted primarily from customer compliance with clean air regulations and from refineries that have added boilers to increase the efficiency of their operations. The higher industrial boiler product revenues were due to the acquisition of DPEC on July 30, 2004.

The Auxiliary Power Equipment segment revenues increased overall 21.0% to $32.3 million for the first quarter of fiscal year 2005. Revenues for exhaust systems decreased by 12.4% to $9.97 million. Revenues for inlet systems and other equipment increased by 55.2% to $13.3 million and 33.9% to $9.0 million, respectively. The increase in inlet systems and other revenue for the quarter ended March 31, 2005, was primarily attributable to the completion and shipment of orders booked in the early part of 2004.

The following table presents our revenues by geographic region (dollars in thousands):

	March 31, 2005		March 27, 2004		Percent Change
	Revenue	Percent of Total	Revenue	Percent of Total
United States and Canada	$25,767	38.2%	$28,854	52.4%	-10.7%
Asia	16,986	25.2%	6,693	12.1%	153.8%
Middle East	5,701	8.5%	12,721	23.1%	-55.2%
Europe	8,687	12.9%	5,853	10.6%	48.4%
South America	882	1.3%	329	0.6%	168.1%
Other	9,364	13.9%	676	1.2%	1285.2%

Total	$67,387	100.0%	$55,126	100.0%	22.2%

Revenues in the United States and Canada comprised 38.2% of our revenues for the first quarter of fiscal year 2005 and 52.4% for the first quarter of fiscal year 2004. Revenues in the United States and Canada decreased 10.7% to $25.8 million for the first quarter of fiscal year 2005, primarily as a result of the continued decrease in demand in the United States from the gas turbine power plant industry. A number of factors have contributed to this situation such as debt and liquidity issues of several merchant power producing companies. While the acquisition of WISG will add a new source of revenues for maintenance services from United States customers, it is unclear when the demand for our products in the United States will increase.

Revenues in Asia increased 153.8% for the first quarter of fiscal year 2005 to $17.0 million from $6.7 million for the first quarter of 2004. The increase in revenues in Asia is due to the completion and shipment of orders booked in the early part of 2004. Revenues in Europe increased by 48.4% to $8.7 million from $5.9 million for the first quarter of 2004. Middle East revenues decreased to $5.7 million for the first quarter of fiscal year 2005 from $12.7 million for the first quarter of 2004 primarily as a result of several large orders in Saudi Arabia in fiscal 2004 that are not expected to re-occur in fiscal 2005 based upon our current backlog.

Gross Profit

Gross profit decreased 17.2% to $9.8 million for the first quarter of fiscal year 2005 from $11.8 million for the first quarter of fiscal year 2004. Gross profit as a percentage of revenues decreased to 14.5% in the first quarter of fiscal year 2005 from 21.4% in the first quarter of fiscal year 2004. The primary reasons for the decrease are continued higher steel prices, competitive pressure as well as higher than expected warranty costs of approximately $1.0 million. However, unrealized gains on our foreign currency hedge contracts had a favorable impact in the gross margin of approximately $1.0 million. We have implemented various programs to minimize the impact of rising steel costs, by working more closely with our suppliers, our manufacturing partners and our customers. We have begun to obtain firm commitments with our subcontractors not to pass along any changes in steel prices for several of our orders. We continually evaluate other steps to minimize the impact of rising steel costs on our gross margins. In addition, we shortened the time between proposal and order acceptance on most projects that we pursue.

Selling and Administrative Expenses

Selling and administrative expenses decreased 13.1% to $8.9 million for the first quarter of fiscal year 2005 from $10.3 million for the first quarter of fiscal year 2004. This decrease is due primarily to approximately $2.0 million of restructuring costs recognized in the first quarter of fiscal year 2004 compared to only approximately $0.2 million in 2005. The decrease in selling and administrative expense was partially offset by a $1.0 million increase due to expenses related to DPEC, which was not acquired until July 30, 2004. As a percentage of revenues, selling and administrative expenses decreased to 13.2% for the first quarter of fiscal year 2005, from 18.6% for the comparable period of fiscal year 2004, mainly as a result of our increasing revenues.

Operating Income

Operating income decreased to $0.9 million for the first quarter of fiscal year 2005 from $1.6 million in the first quarter of fiscal year 2004. The decrease in gross profit which was partially offset by the decrease in selling and administrative expenses, was the main contributor to this decrease.

Interest Expense

Interest expense increased to $0.9 million for the first quarter of fiscal year 2005 from $0.2 million for the first quarter of fiscal year 2004. This increase is due primarily to an increase in total debt to $95.6 at March 31, 2005 compared to total debt of $16.6 million at March 31, 2004. The issuance of the $69.0 million of convertible senior subordinated notes in November 2004, resulted in $0.7 million of additional interest expense for the first three months of 2005. Interest expense for the first three months of fiscal 2005 was partially offset by approximately $0.4 million in interest income from restricted cash. With the majority of the restricted cash being used in the closing of the WISG acquisition in April 2005, this level of interest income is not expected to continue throughout the remainder of fiscal 2005. Our borrowing rate has also increased by approximately 229 basis points from March 27, 2004 due to increases in prevailing market interest rates. At March 31, 2005, our term debt bore interest at an average rate of 4.55%.

Income Taxes

The Company is currently reflecting a 37.0% effective tax rate in the tax provision. Also, the reduction of the deferred tax asset related to the amortization of goodwill will allow us to reduce cash paid for future taxes by approximately $6.4 million annually, but will not reduce future income tax expense. We had approximately $7.6 million of net operating loss carryforwards at March 31, 2005.

Backlog

Backlog increased to approximately $321.0 million at March 31, 2005, compared to $308.9 million at December 31, 2004 and $200.1 million at March 27, 2004. Based on production and delivery schedules, we believe that up to approximately $256.5 million, or 80% of our backlog at March 31, 2005, will be recognized as a portion of our revenues during the next 12 months. Our backlog consists of firm orders from our customers for projects in progress. Project bookings can only be reflected in the backlog when the customers have made a firm commitment to purchase our products. Backlog may vary significantly quarter to quarter due to the timing of those commitments. For the first three months of 2005, our net bookings were approximately $79.8 million compared to $76.7 million for the first three months of 2004. Approximately 65% of the March 31, 2005 backlog is comprised of orders from our major customers listed in Note 9 to the condensed consolidated financial statements.

Liquidity and Capital Resources

Our primary sources of cash are net cash flow from operations and borrowings under our credit facilities. Our primary uses of this cash are principal and interest payments on our indebtedness, capital expenditures, working capital and general corporate purposes.

As discussed in Note 15 to the condensed consolidated financial statements, we completed the WISG acquisition on April 11, 2005. We do not expect our post-acquisition cash flows from operations to vary significantly from our current operations, except for the additional positive cash flows from operations that WISG is expected to generate. WISG performs work primarily under maintenance and time and material contracts that typically have 15 to 30 day payment terms on customer billings with its primary uses of cash being bi-weekly payrolls. WISG is not expected to require a significant amount of capital expenditures, due to the service nature of its business. WISG is not expected to significantly impact our financing needs, except to the extent WISG will be required to issue surety bonds and standby letters of credit on future projects. We consider the current availability under our revolving line of credit to be adequate at this time to meet such requirements.

Operating Activities

Net cash provided by operations decreased to $1.5 million for the first three months of fiscal year 2005, from $9.3 million for the first three months of fiscal year 2004. Lower net income, decreased billings in excess of costs, and less cash collected on accounts receivable for the first three months of fiscal year 2005 compared to 2004, contributed to the decreased net cash provided by operations. As discussed above, the decreased gross profit and increased interest expense partially offset by lower selling and administrative expense during the quarter resulted in lower net income. In addition, advance billings on jobs in process were lower than the previous year due to less favorable payment terms on the orders booked in the last six months of 2004. These changes in payment terms are the result of increased sales to a large customer.

Investing Activities

Net cash used in investing activities was $0.4 million for the first three months of fiscal year 2005 as compared to $0.1 million for the first three months of fiscal year 2004. The increase in the amount of cash used in investing activities was due to an increase in capital expenditures over the prior year, primarily related to DPEC.

Financing Activities

Net cash used in financing activities was $0.2 million in the first three months of fiscal year 2005 compared to $6.9 million in the first three months of fiscal year 2004. Our debt payments in the first three months of fiscal 2005 of $1.25 million were significantly lower than the $8.3 million of voluntary prepayments in the first three months of fiscal 2004. This decrease in debt payments was offset by a decrease in the proceeds from the issuance of common stock in the first three months of fiscal 2005 compared to fiscal 2004. There were approximately 0.1 million and 1.1 million stock options exercised in the first three months of fiscal 2005 and 2004, respectively.

Based on the terms of the senior credit and convertible notes agreements, $74.7 million of our cash at March 31, 2005 was restricted. We used approximately $65.7 million of the restricted cash for the purchase of WISG on April 11, 2005. The remaining amount of restricted cash, including interest earned, is escrowed until August 2, 2005, to be used in the event that the noteholders cause us to redeem up to $9.0 million of the notes.

Both the senior credit facility and the convertible senior subordinated notes require the Company to comply with various operating and financial covenants. In March 2005, a second amendment to our senior credit agreement waived our compliance with the “Consolidated Fixed Charge Coverage Ratio” solely for the period ended March 31, 2005 and amended our senior and leverage ratios. We were in compliance with such amended covenants as of March 31, 2005. Management currently anticipates that the Company will comply with these amended covenants for the remainder of 2005. However, because our financial performance is impacted by various economic, financial, and industry factors, we cannot say with certainty whether we will satisfy these covenants in the future. Noncompliance with these covenants would constitute an event of default, allowing the lenders to accelerate the repayment of any borrowings outstanding under the related senior credit facility and convertible notes. While no assurances can be given, we believe that we would be able to successfully negotiate amended covenants or obtain waivers if an event of default were imminent; however, we might be required to make certain financial concessions. Our business, results of operations and financial condition would be adversely affected if we were unable to successfully negotiate amended covenants or obtain waivers on acceptable terms.

As of March 31, 2005, the Company’s senior credit facility consisted of a term loan of $25 million and a revolving loan of up to $75 million, which revolving loan supported the Company’s letters of credit. At March 31, 2005, the Company had $22.5 million outstanding under the term loan and $1.2 million outstanding under the revolver for borrowings in China. Letters of credit totaling $38.3 million were issued and outstanding at March 31, 2005. There have been no drawings under these letters of credit.

During the first quarter of fiscal 2004, the Company entered into two loan agreements with banks in China. The agreements allowed for the Company to borrow a total of $4.8 million at a weighted average rate of 5.21%. The agreements expired April 1, 2005. As of March 31, 2005, approximately $2.8 million was borrowed under the loan agreements. The loans were collateralized by letters of credit issued under the Company’s amended and restated senior credit facility. Subsequent to March 31, 2005, the loans were repaid and replaced with borrowings under the revolving line of credit.

Cash Obligations

Under various agreements, we are obligated to make future cash payments in fixed amounts. These include principal and interest payments under our senior credit facility and convertible senior subordinated notes, advisory fees under our agreement with Harvest Partners, Inc. (Harvest), the 2003 management restructuring plan (including retirement and severance benefits and consulting fees) and rent payments required under operating lease agreements.

The following table summarizes our fixed cash obligations as of March 31, 2005 over various future periods (in thousands):

	Payments Due by Period
Contractual Cash Obligations	Less than 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years	Total
Long-term debt (1)	$21,933	$25,256	$8,408	$62,932	$118,529
Restructuring costs	3,321	425	—	—	3,746
Operating leases	2,039	4,672	1,794	—	8,505

Total contractual cash obligations	$27,293	$30,353	$10,202	$62,932	$130,780

(1)	Represents principal payments due under the senior credit facility, the convertible senior subordinated notes and the related interest. The interest on the senior credit facility for all periods has been computed using the interest rate in effect at March 31, 2005, and the interest rate on the convertible senior subordinated notes is fixed at 4.25%.

In addition to the contractual cash obligations in the table above, we are contractually committed to annual payments of certain fees for financial advisory and strategic planning services to Harvest which is discussed in Note 6 to the condensed consolidated financial statements.

While estimated costs related to product warranty are accrued as revenue is recognized, the actual cash payments for warranty claims can vary widely from year to year. A reconciliation of the changes to our warranty liability for 2005 and 2004 is provided in Note 6 to the condensed consolidated financial statements.

The Company has various future obligations in connection with its 2003 management restructuring plan. A full discussion of the management restructuring plan is provided in Note 13 to the condensed consolidated financial statements.

At March 31, 2005 we had a contingent liability for stand-by letters of credit totaling $38.3 million that generally were issued to secure our performance on customer contracts. Currently, there are no amounts drawn upon these letters of credit. In addition, upon the acquisition of WISG which closed on April 11, 2005, we were required to collateralize approximately $2.0 million of its bonding and letter of credit requirements with a backup letter of credit. At March 31, 2005, we had approximately $26.9 million of outstanding surety bonds on projects under two different surety arrangements.

At March 31, 2005, we had available cash on hand of approximately $24.7 million and approximately $35.5 million of available capacity under our revolving credit facility. Given the significant amount of new orders booked in the last six months of 2004 and thus far in 2005, coupled with the less favorable payment terms on some of our larger Heat Recovery Equipment orders, we may need to use cash on hand and the revolving line of credit to fund our 2005 working capital needs, in addition to cash flows from operations. We estimate that capital expenditures in 2005 will be approximately $1.4 million. The amount of cash flows generated from operations is subject to a number of risks and uncertainties, including the continued construction of gas turbine power generation plants as well as other risks described under “Item 1. Business- Risk Factors” in our Form 10-K for the year ended December 31, 2004. We may actively seek and consider additional acquisitions of or investments in complementary businesses, products or services. The consummation of any acquisition using cash will affect our liquidity.

Critical Accounting Policies

The following discussion of accounting policies is intended to supplement the Summary of Significant Accounting Policies presented as Note 2 to the consolidated financial statements and included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company’s Form 10-K for the fiscal year ended December 31, 2004, filed with the U.S. Securities and Exchange Commission. These policies were selected because a fluctuation in actual results versus expected results could materially affect our operating results and because the policies require significant judgments and estimates to be made each quarter. Our accounting related to these policies is initially based on our best estimates at the time of original entry in our accounting records. Adjustments are periodically recorded when our actual experience differs from the expected experience underlying the estimates. These adjustments could be material if our experience were to change significantly in a short period of time. On a monthly basis, we compare our actual experience to our expected experience in order to further mitigate the likelihood of material adjustments.

Revenue Recognition- GPEG currently has two segments: Heat Recovery Equipment and Auxiliary Power Equipment. Revenues and cost of sales for our Heat Recovery Equipment segment are recognized on the percentage-of-completion method based on the percentage of actual hours incurred to date in relation to total estimated hours for each contract. Our estimate of the total hours to be incurred at any particular time has a significant impact on the revenue recognized for the respective period. The percentage-of-completion method is only allowed under certain circumstances in which the revenue process is long-term in nature (often in excess of one year), the products sold are highly customized and a process is in place whereby revenues, costs and margins can be accurately estimated. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income, and the effects of such revisions are recognized in the period that the revisions are determined. Under percentage-of-completion accounting, management must also make key judgments in areas such as percent complete, estimates of project costs and margin, estimates of total and remaining project hours and liquidated damages assessments. Any deviations from estimates could have a significant positive or negative impact on our results of operations. A one percent fluctuation of our estimate of percent complete would have increased or decreased our first quarter 2005 revenues by approximately $0.4 million.

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

Warranty- Estimated costs related to product warranty are accrued as revenue is recognized and included in cost of sales. Estimated costs are based upon past warranty claims and sales history. Warranty terms vary by contract but generally provide for a term of three years or less. We manage our exposure to warranty claims by having our field service and quality assurance personnel regularly monitor our projects and maintain ongoing and regular communications with the customer. For the first three months of 2005, a one percent fluctuation of our warranty expense would have increased or decreased cost of goods sold by approximately $0.02 million. A reconciliation of the changes to our warranty liability for 2005 and 2004 is provided in Note 6 to the condensed consolidated financial statements.

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

SFAS 123 “Accounting for Stock-Based Compensation,” requires the measurement of the fair value of options to be included in the statement of operations or disclosed in the notes to the financial statements. As discussed in Note 14 to the condensed consolidated financial statements, the Company elected the disclosure-only alternative under SFAS 123. In determining compensation cost pursuant to SFAS 123 for purposes of our footnote disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model which requires the use of the following assumptions: risk free interest rate, expected dividend yield, expected lives and expected volatility. Management reviews these assumptions as new grants are made and valuations are performed.

Goodwill and Impairment of Long-Lived Assets- Under Statement of Financial Accounting Standards No. 142 (SFAS 142), we perform impairment analyses on our recorded goodwill and long-lived assets annually or whenever events and circumstances indicate that they may be impaired. The analyses include assumptions related to future revenues, cash flows, and net assets. This analysis is based primarily on assumptions about future events such as revenue and cash flow growth rates, discount rates and terminal value of the Company. Actual deviations from the assumptions used in the analysis could have a significant impact on the estimated fair values calculated. Factors that would cause a more frequent test for impairment include, among other things, a significant negative change in the estimated future cash flows of a reporting unit that has goodwill because of an event or a combination of events. We did not record any impairment provisions in fiscal year 2004 or the three months ended March 31, 2005.

Related Parties

Affiliates of Harvest are our largest stockholders. In addition, two of the directors that serve on our board are general partners of Harvest. During the first three months of fiscal years 2005 and 2004, we incurred consulting expenses from Harvest in the amounts of $0.2 million and $0.3 million, respectively. Under a management agreement with Harvest we are contractually committed to annual payments of certain fees for financial advisory and strategic planning services to Harvest as explained in Note 6 to the condensed consolidated financial statements.

Recent Accounting Pronouncements and Legislation

In December 2004, the FASB issued FASB 123R (revised 2004) “Share-Based Payment.” FASB 123R is a revision of FASB 123 “Accounting for Stock-Based Compensation”, and it supercedes APB Opinion No. 25 “Accounting for Stock Issued to Employees.” FASB 123R provides guidance on transactions whereby companies exchange equity instruments for goods and services. This new rule requires companies to expense the fair market value of stock options issued to employees. FASB 123R is effective for annual periods beginning after June 15, 2005 (fiscal year 2006 for the Company). The impact of FASB 123R on the Company is more fully described in Note 14 to the condensed consolidated financial statements.

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

Credit Risks

Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. Given the nature of our business, we typically have significant amounts due from a relatively low number of customers. At March 31, 2005, 45% of our trade receivables were due from three customers. In order to reduce our risk of non-collection, we perform extensive credit investigation of all new customers.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on approximately $26.6 million of our borrowings as of March 31, 2005. Assuming this level of borrowings, a 100 basis point increase in interest rates under these borrowings would have increased our interest expense for the first three months of fiscal 2005 by approximately $.07 million. However, under the terms of our new senior credit facility, we are allowed to lock into interest rates for a period of up to twelve months on our long-term debt. We entered into fixed rate agreements yielding an average rate of 4.55% with varying maturity dates extending as long as twelve months for our term loan balance of $22.5 million.

The interest rate on our convertible senior subordinated notes is fixed at 4.25% for the life of the notes.

Foreign Currency Exchange Risk

Portions of our operations are located in foreign jurisdictions including China, Europe and Mexico. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. In addition, sales of products and services are affected by the value of the United States dollar relative to other currencies. Changes in currency rates may affect our cost of labor or materials purchased in foreign countries. We attempt to manage portions of our foreign currency exposure through denomination of cash receipts and cash disbursements in the same currency. Periodically, we manage our foreign currency exposure through the use of foreign currency forward exchange agreements. Forward agreements with a notional amount of approximately $29.9 million were in place at March 31, 2005 with varying amounts due through August 2007. Currently, the Company recognizes changes in the fair values of the forward agreements through earnings. The changes in fair values of unrealized gains on the forward agreements of approximately $1.0 million for the three months ended March 31, 2005 are included in earnings through cost of sales.

Given the significant increase in the value of our forward agreements over the past two years, our future earnings may be impacted by unrealized gains and losses resulting from changes in the Euro. A one percent, five percent and ten percent change in the forward rate would result in an additional unrealized gain or loss of $0.3 million, $1.3 million and $2.5 million, respectively, based on the amount hedged at March 31, 2005.

Steel Price Risk

Since no futures market exists for steel, it is difficult to implement forward hedging programs to purchase steel that we may require on any given project on which we bid. Additionally, given the competitive nature of the bidding process, we have chosen not to speculate on steel prices by placing large quantities of steel into inventory in anticipation that we may win any particular award. We have implemented various programs to minimize the impact of rising steel costs, by working more closely with our suppliers, our manufacturing partners and our customers. We have begun to obtain firm commitments with our subcontractors not to pass along any change in steel prices for several of our orders. We continually evaluate other steps to minimize the impact of rising steel costs on our gross margins. In addition, we shortened the time between proposal and order acceptance on most projects that we pursue.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at March 31, 2005.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to the disclosure provided in Note 6, “Litigation, Commitments and Contingencies” to the condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q, which disclosure is incorporated herein.

ITEM 6. EXHIBITS

Exhibits
2.1	Amendment to Purchase Agreement dated April 11, 2005, among the Company, WISG and Williams Group International LLC (filed as exhibit 2.2 to the Company’s Current Report on Form 8-K dated April 15, 2005 and incorporated by reference herein).

10.1	Second Amendment dated as of March 14, 2005, to Credit Agreement, dated October 1, 2004, among Global Power Equipment Group Inc. and Subsidiaries, together with Bank of America, N.A., as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, US Bank National Association, as Syndication Agent, and Bank of Oklahoma, N.A., as Managing Agent (filed as exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated by reference herein).

10.2	2005 Global Power Equipment Group Inc. Management Incentive Compensation Plan (filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated by reference herein).

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Power Equipment Group Inc.

DATED: May 10, 2005	By:	/s/ Larry Edwards
Larry Edwards
Chairman and Chief Executive Officer
(Principal Executive Officer)

Global Power Equipment Group Inc.

DATED: May 10, 2005	By:	/s/ James P. Wilson
James P. Wilson
Chief Financial Officer and Vice President of Finance (Principal Financial Officer)

Exhibit Index

Exhibit No.
2.1	Amendment to Purchase Agreement dated April 11, 2005, among the Company, WISG and Williams Group International LLC (filed as exhibit 2.2 to the Company’s Current Report on Form 8-K dated April 15, 2005 and incorporated by reference herein).

10.1	Second Amendment dated as of March 14, 2005, to Credit Agreement, dated October 1, 2004, among Global Power Equipment Group Inc. and Subsidiaries, together with Bank of America, N.A., as Administrative Agent, Swing Line Lender, and Letter of Credit Issuer, US Bank National Association, as Syndication Agent, and Bank of Oklahoma, N.A., as Managing Agent (filed as exhibit 10.30 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated by reference herein).

10.2	2005 Global Power Equipment Group Inc. Management Incentive Compensation Plan (filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated by reference herein).

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.