Form 10-K/A
period 2004-12-31
GLOBAL POWER EQUIPMENT GROUP INC/
filed 2005-06-06
CIK 1136294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

74136

(Zip Code)

(918) 488-0828

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the annual meeting of stockholders for 2005 are incorporated by reference into Part III of this Annual Report on Form 10-K/A.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is being filed solely to amend Part III, Item 12 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Original 10-K”) for Global Power Equipment Group Inc. (the “Company”). Item 12 of the Original 10-K incorporated the information to be included in the Equity Compensation Plan Table by reference to the Company’s proxy statement. However, the Company’s proxy statement inadvertently omitted this table. This Amendment No. 1 is filed to include the Equity Compensation Plan Table in Item 12. This Amendment No. 1 does not otherwise alter the information set forth in the Original 10-K and does not reflect events occurring subsequent to the filing of the Original 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item, other than the information required by Item 201(d) of Regulation S-K, is incorporated herein by reference from the section of the Proxy Statement entitled “Principal Stockholders and Security Ownership of Management.” The information required by Item 201(d) of Regulation S-K is set forth below.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2004, concerning outstanding stock options and rights to purchase common stock granted to participants in all of the Company’s equity compensation plans and the number of shares of common stock remaining available for issuance under such equity compensation plans.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Shares Remaining Available For Future Issuance
Equity compensation plans approved by stockholders (1)	2,678,130	$4.77	736,453
Equity compensation plans not approved by stockholders	—	N/A	—

Total	2,678,130	$4.77	736,453

(1)	Consists of the Company’s 2000 Stock Option Plan, 2001 Stock Option Plan and 2004 Stock Incentive Plan. Shares remaining available for issuance may be issued under the Company’s 2000 Stock Option Plan in the form of stock options only for 6,453 shares and under the Company’s 2004 Stock Incentive Plan in the form of stock options, restricted stock or performance shares for 730,000 shares.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are included as exhibits to this Form 10-K/A.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 6, 2005.

Global Power Equipment Group Inc.

By:	/s/ Larry Edwards
Larry Edwards
Chief Executive Officer and Chairman of the Board

3

INDEX TO EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

4