Form 10-Q
period 2005-06-30
GLOBAL POWER EQUIPMENT GROUP INC/
filed 2005-08-09
CIK 1136294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange

Act).    Yes  ☒    No  ☐

The number of shares of the Registrant’s common stock, $0.01 par value, outstanding at August 2, 2005 was 46,945,585

GLOBAL POWER EQUIPMENT GROUP INC.

FORM 10-Q

June 30, 2005

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$32,458	$24,331
Restricted cash	9,134	16,669
Accounts receivable, net of allowance of $838 and $894	51,761	40,260
Inventories	9,342	8,857
Costs and estimated earnings in excess of billings	73,543	60,861
Deferred income taxes	9,147	10,576
Other current assets	19,956	15,966

Total current assets	205,341	177,520
Property, plant and equipment, net	22,884	22,983
Deferred income taxes	53,763	51,030
Goodwill	80,573	45,000
Intangible assets, net	27,598	4,736
Restricted cash	—	57,688
Other assets	7,558	7,937

Total assets	$397,717	$366,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$18,071	$16,854
Accounts payable	41,475	27,852
Accrued compensation and employee benefits	8,195	4,545
Accrued warranty	9,581	9,758
Billings in excess of costs and estimated earnings	61,185	52,707
Other current liabilities	14,755	8,005

Total current liabilities	153,262	119,721

Other long-term liabilities	5,238	4,374
Long-term debt, net of current maturities	76,250	78,750
Minority interest	1,677	1,629
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 46,918,235 and 46,770,314 shares issued and outstanding, respectively	469	468
Paid-in capital deficit	(16,505)	(17,698)
Deferred compensation	(63)	(91)
Accumulated comprehensive income	2,625	3,636
Retained earnings	174,764	176,105

Total stockholders’ equity	161,290	162,420

Total liabilities and stockholders’ equity	$397,717	$366,894

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 26, 2004	June 30, 2005	June 26, 2004
Product revenues	$77,500	$57,021	$144,887	$112,147
Service revenues	36,086	—	36,086	—

Total revenues	113,586	57,021	180,973	112,147
Cost of product revenues	69,413	47,892	127,019	91,205
Cost of service revenues	32,426	—	32,426	—

Gross profit	11,747	9,129	21,528	20,942
Selling and administrative expenses	12,641	8,541	21,557	18,802

Operating income (loss)	(894)	588	(29)	2,140
Interest expense	1,163	111	2,059	311

Income (loss) before income taxes and minority interest	(2,057)	477	(2,088)	1,829
Income tax provision (benefit)	(783)	181	(794)	695

Income (loss) before minority interest	(1,274)	296	(1,294)	1,134
Minority interest	37	—	47	—

Net income (loss)	$(1,311)	$296	$(1,341)	$1,134

Earnings (loss) per weighted average common share:
Basic	$(0.03)	$0.01	$(0.03)	$0.02

Weighted average number of shares of common stock outstanding-basic	46,918	46,325	46,866	45,991

Diluted	$(0.03)	$0.01	$(0.03)	$0.02

Weighted average number of shares of common stock outstanding-diluted	46,918	46,949	46,866	46,839

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30, 2005	June 26, 2004
Operating activities:
Net income (loss)	$(1,341)	$1,134
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
Depreciation and amortization	2,913	1,833
Interest earned on restricted cash	(451)	—
Deferred income taxes	(1,304)	6,012
Loss on disposal of equipment	10	107
Stock-based compensation	557	487
Changes in operating items (Note 10)	15,525	(22,845)

Net cash provided by (used in) operating activities	15,909	(13,272)

Investing activities:
Proceeds from sale of equipment	—	1
Proceeds from restricted cash	65,674	—
Purchases of property, plant and equipment	(1,372)	(486)
Purchase of a business (Note 15)	(69,451)	—

Net cash used in investing activities	(5,149)	(485)

Financing activities:
Payments on long-term debt	(2,500)	(8,320)
Borrowings on revolving line of credit	1,217	1,003
Payments of debt financing costs	(328)	—
Proceeds from issuance of common stock	149	1,417

Net cash used in financing activities	(1,462)	(5,900)

Effect of exchange rate changes on cash	(1,171)	(471)

Net increase (decrease) in cash and cash equivalents	8,127	(20,128)

Cash and cash equivalents, beginning of period	24,331	51,315

Cash and cash equivalents, end of period	$32,458	$31,187

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BUSINESS AND ORGANIZATION

Global Power Equipment Group Inc. and Subsidiaries (the Company or GPEG) designs, engineers and manufactures heat recovery and auxiliary power equipment and provides routine and specialty maintenance services. Our products include:

• heat recovery steam generators;	• exhaust systems;

• filter houses;	• diverter dampers;

• inlet systems;	• specialty boilers and related products; and

• gas turbine, steam turbine and generator enclosures;	• industrial boilers.

Our industrial services include:

• industrial painting and coatings;	• abatement;

• insulation;	• roofing systems;

• fossil fuel and hydroelectric power maintenance;	• nuclear power maintenance; and

• power related construction services;	• industrial construction services.

The Company’s corporate headquarters are located in Tulsa, Oklahoma, with facilities in Plymouth, Minnesota; Tulsa, Oklahoma; Auburn, Massachusetts; Atlanta, Georgia; Monterrey, Mexico; Shanghai, China; Nanjing, China; and Heerlen, Netherlands.

2. INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the condensed consolidated financial statements, in the opinion of management, includes normal recurring adjustments and reflects all adjustments which are necessary for a fair statement of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes that the disclosures are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission. The quarterly results are not necessarily indicative of the actual results that may occur for the entire fiscal year. Certain amounts in the December 31, 2004, balance sheet have been reclassified to conform with the current period classification.

3. GOODWILL

With the closing of the acquisition of Williams Industrial Services Group on April 11, 2005 (See Note 15), the Company recorded goodwill of approximately $35.6 million. There were no other changes in the carrying amount of goodwill during the first six months of fiscal 2005. The Company will complete its annual impairment testing during the fourth quarter of fiscal year 2005. The balances by operating segment as of June 30, 2005 were as follows (in thousands):

Heat Recovery Equipment	Auxiliary Power Equipment	Industrial Services	Corporate	Total
$ 25,230	$18,623	$35,573	$1,147	$80,573

4. EARNINGS PER SHARE

Basic and diluted earnings per common share are calculated as follows (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 26, 2004	June 30, 2005	June 26, 2004
Basic earnings per common share:
Numerator:
Net income (loss) available to common stockholders	$(1,311)	$296	$(1,341)	$1,134

Denominator:
Weighted average shares outstanding *	46,918,235	46,325,073	46,865,967	45,991,005

Basic earnings per common share	$(0.03)	$0.01	$(0.03)	$0.02

Diluted earnings per common share:
Numerator:
Net income (loss) available to common stockholders	$(1,311)	$296	$(1,341)	$1,134

Denominator:
Weighted average shares outstanding *	46,918,235	46,325,073	46,865,967	45,991,005
Dilutive effect of options to purchase common stock	—	623,821	—	847,980

Weighted average shares outstanding assuming dilution	46,918,235	46,948,894	46,865,967	46,838,985

Diluted earnings per common share	$(0.03)	$0.01	$(0.03)	$0.02

*	There were 2,583,000 and 566,000 of anti-dilutive stock options excluded from this calculation for the three and six months ended June 30, 2005 and June 26, 2004, respectively. The Company must also include the impact of the conversion of the convertible notes (issued in November 2004) in its earnings per share calculation, unless the effect would be anti-dilutive. As of June 30, 2005, the $69.0 million of convertible notes are convertible into 6,503,299 common shares. The Company did not present the dilutive effect of the convertible shares for the three and six months ended June 30, 2005, as the effect would have been anti-dilutive.

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

Periodically, the Company uses derivative financial instruments in the management of its foreign currency exchange and interest rate exposures. As of June 30, 2005, there were foreign currency forward exchange contracts outstanding with a notional amount of approximately $31.1 million with varying amounts due through August 2007. Currently, the Company recognizes changes in fair values of the forward agreements in earnings through costs of sales. The Company recorded unrealized gains (losses) on the forward agreements of approximately $1.6 million and $2.6 million for the three and six months ended June 30, 2005, respectively. The Company recorded unrealized gains (losses) on the forward agreements of approximately $0.09 million and $0.04 million for the three and six months ended June 26, 2004, respectively. As of June 30, 2005 and December 31, 2004, the estimated fair value of the forward agreements recognized in the consolidated balance sheet was approximately $2.0 million and ($0.6) million, respectively. It is expected that the unrealized gain of $2.0 million recorded as of June 30, 2005, will be offset against future realized foreign currency losses as the physical transactions are settled with customers and vendors.

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

Warranties

Estimated costs related to product warranty are accrued and included in cost of sales as revenue is recognized. Estimated costs are based upon past warranty claims and sales history. Warranty terms vary by contract but generally provide for a term of three years or less. The Company manages its exposure to warranty claims by having its field service and quality assurance personnel regularly monitor its projects and maintain ongoing and regular communications with the customer.

A reconciliation of the changes to our warranty accrual for the periods indicated is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 26, 2004	June 30, 2005	June 26, 2004
Balance at beginning of period	$9,954	$15,038	$9,758	$15,004
Accruals during the period	1,391	3,709	2,210	5,751
Changes in previous accruals	(436)	193	567	(414)
Settlements made (in cash or in kind) during the period	(1,328)	(3,744)	(2,954)	(5,145)

Ending balance	$9,581	$15,196	$9,581	$15,196

The Company may have changes in previous accruals due to the lapse of warranty periods, lower than expected settlements under warranty claims, or higher than expected settlements under warranty claims. The Company continues to review its warranty accrual policy in light of its changing business operations and settlement experience.

Contingencies

At June 30, 2005, the Company had a contingent liability for issued and outstanding stand-by letters of credit totaling $23.6 million that generally were issued to secure performance on customer contracts. Currently, there are no amounts drawn upon these letters of credit. In addition, at June 30, 2005, the Company had outstanding surety bonds on projects of approximately $32.5 million.

Management Agreement

Under a management agreement with Harvest Partners, Inc. (Harvest), the Company is contractually committed to make annual payments to Harvest of certain fees for financial advisory and strategic planning services. Commencing August 2004, the annual fee is comprised of two components. First, the Company pays Harvest a fixed fee of $625,000. In addition, the Company will pay Harvest an additional fee of between $0 and $625,000 depending on the amount of the Company’s earnings before interest, income taxes, depreciation and amortization (EBITDA) as follows:

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

At the Company’s option, amounts borrowed under the credit agreement will bear interest at either the Eurocurrency rate or an alternate base rate, plus, in each case, an applicable margin. The applicable margin will range from 1.75% to 3.25% in the case of a Eurocurrency rate loan, and from 0% to 1.50% in the case of a base rate loan, in each case, based on a leverage ratio. At June 30, 2005, the $21.3 million of term debt bore interest at an average rate of 4.55%.

The term loan is payable in quarterly installments of $1.25 million with the outstanding balance due on October 1, 2009. All amounts outstanding under the revolving credit facility will be due and payable on October 1, 2008. On that date, the Company will have the option, subject to certain conditions, to convert all or a portion of the revolving loans then outstanding to term loans due and payable on October 1, 2009. Borrowings under the revolving credit facility bear interest in the same manner described above, and the Company pays an unused facility fee of 0.35% to 0.50%, based on a leverage ratio. As of June 30, 2005, there was $4.1 million outstanding under the revolver for borrowings in China, at an average interest rate of 5.27%.

The Company uses letters of credit in its normal course of business. Letters of credit totaling $23.6 million were issued and outstanding as of June 30, 2005 under the revolving credit facility. While no amounts had been drawn upon these letters of credit, the letters of credit outstanding reduce amounts available for borrowing under the revolver.

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

The Notes were issued under a Securities Purchase Agreement among the Company and various investors (the Investors). The Securities Purchase Agreement and form of note provide, among other things, that the Notes will bear interest at a rate of 4.25% per year, which interest is payable semi-annually beginning May 2005. During the occurrence of an “Event of Default” under the Notes, the Notes will bear interest at a rate of 9.25% per year. The Notes are convertible into shares of the Company common stock at an initial conversion price of $10.61 per share of common stock, which is equal to approximately 122% of the volume weighted average price of the Company’s common stock on November 22, 2004. The conversion price is subject to certain anti-dilution provisions, as defined in the agreement.

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

The Company may redeem all or any portion of the Notes, at its option, at any time on or after November 23, 2007 if the weighted average price of the Company’s common stock exceeds 165% of the conversion price then in effect for a period of 20 out of 30 consecutive trading days. From May 23, 2005 through August 2, 2005, the Investors had the right, at their option, to require the Company to redeem up to $9.0 million of the Notes at par plus accrued but unpaid interest. The right expired unexercised by the Investors. Beginning on November 23, 2009, the Investors may, at their option, require the Company to redeem all or any portion of the Notes. In such event, the Company may elect, at its option and subject to certain conditions, to pay up to 50% of the redemption price in shares of the Company common stock valued at 94% of the weighted average price of the Common Stock for the 20-day trading period immediately preceding the redemption date. The redemption price is at par.

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

Other

As of June 30, 2005, the Company was in compliance with the covenants and restrictions of its loan agreements.

8. SEGMENT INFORMATION

The “management approach” called for by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” has been used by GPEG management to present the segment information which follows. GPEG considered the way its management team makes operating decisions and assesses performance and considered which components of its enterprise have discrete financial information available. Management makes decisions using a product group focus and its analysis resulted in three operating segments, Heat Recovery Equipment, Auxiliary Power Equipment and, beginning with the quarter ended June 30, 2005, a new segment known as “Industrial Services,” which reflects operating results for WISG. The Company evaluates performance based on net income or loss not including certain items as noted below. Intersegment revenues and transactions were not significant. Corporate assets consist primarily of cash and deferred tax assets. Interest income has not been allocated as cash management activities are handled at a corporate level.

Beginning with the quarter ending June 30, 2005, operating results for WISG are being reported under a new segment known as “Industrial Services”.

The following table presents information about segment income (in thousands):

	Heat Recovery Equipment		Auxiliary Power Equipment		Industrial Services (1)
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30, 2005	June 26, 2004	June 30, 2005	June 26, 2004	June 30, 2005	June 26, 2004

Revenues	$47,635	$26,162	$29,865	$30,859	$36,086	$—
Interest expense	209	87	564	134	581	—
Depreciation and amortization	518	319	445	494	475	—
Income tax provision (benefit)	102	512	(933)	(226)	49	—
Segment income (loss)	107	836	(1,494)	(368)	81	—

	Heat Recovery Equipment		Auxiliary Power Equipment		Industrial Services (1)
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30, 2005	June 26, 2004	June 30, 2005	June 26, 2004	June 30, 2005	June 26, 2004

Revenues	$82,728	$54,598	$62,159	$57,549	$36,086	$—
Interest expense	808	203	1,326	322	581	—
Depreciation and amortization	1,018	639	910	999	475	—
Income tax provision (benefit)	395	1,420	(1,320)	(512)	49	—
Segment income (loss)	597	2,316	(2,154)	(834)	81	—

(1)	Reflects the operating results for WISG since April 11, 2005, the date the Company acquired WISG.

The following table presents information, which reconciles segment information to consolidated totals (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 26, 2004	June 30, 2005	June 26, 2004

Net income (loss):
Total segment income (loss)	$(1,306)	$468	$(1,476)	$1,482
Unallocated interest income	191	110	656	214
Other	(196)	(282)	(521)	(562)

Consolidated net income (loss)	$(1,311)	$296	$(1,341)	$1,134

The following table represents revenues by segment and product group (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 26, 2004	June 30, 2005	June 26, 2004
Heat Recovery Equipment segment:
Heat recovery steam generators (HRSGs)	$37,841	$16,984	$56,652	$37,612
Specialty boilers	6,221	9,178	20,507	16,986
Industrial boilers	3,573	—	5,569	—

	47,635	26,162	82,728	54,598

Auxiliary Power Equipment segment:
Exhaust systems	10,555	9,743	20,528	21,130
Inlet systems	9,295	12,340	22,611	20,919
Other	10,015	8,776	19,020	15,500

	29,865	30,859	62,159	57,549

Industrial Services segment (1)	36,086	—	36,086	—

Total	$113,586	$57,021	$180,973	$112,147

(1)	Reflects the operating results for WISG since April 11, 2005, the date the Company acquired WISG.

The following table presents revenues by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 26, 2004	June 30, 2005	June 26, 2004
U.S. and Canada	$59,526	$21,615	$85,293	$50,469
South America	48	134	930	463
Europe	16,016	5,602	26,383	11,455
Asia	14,254	14,705	31,240	21,398
Middle East	9,631	14,815	13,652	27,536
Mexico	12,941	—	20,205	—
Other	1,170	150	3,270	826

Total	$113,586	$57,021	$180,973	$112,147

9. MAJOR CUSTOMERS

The Company has certain customers that represent more than 10% of consolidated revenues or consolidated accounts receivable. The revenue for these customers, as well as corresponding accounts receivable, as a percentage of the consolidated revenues and accounts receivable balances, are as follows:

	Revenues
	Three Months Ended		Six Months Ended
	June 30, 2005	June 26, 2004	June 30, 2005	June 26, 2004
General Electric Company	32%	39%	36%	30%
Mitsubishi	4%	0%	6%	0%
Zhejiang Guohua Yuyao Gas Turbine Power Plant Co., Ltd.	0%	12%	0%	0%
All Others	64%	49%	58%	70%

Total	100%	100%	100%	100%

10. SUPPLEMENTAL CASH FLOW INFORMATION

Changes in current operating items were as follows (in thousands):

	Six Months Ended
	June 30, 2005	June 26, 2004

Accounts receivable	$13,023	$1,515
Inventories	(359)	(1,550)
Costs and estimated earnings in excess of billings	(12,682)	(21,328)
Accounts payable	10,350	(4,802)
Accrued expenses and other	(3,285)	(8,126)
Billings in excess of costs and estimated earnings	8,478	11,446

	$15,525	$(22,845)

	Six Months Ended
	June 30, 2005	June 26, 2004

Cash paid during the period for:
Interest	$2,119	$278
Income taxes	609	(2,283)

During the first six months of fiscal years 2005 and 2004, there was approximately $0.5 million and $4.0 million, respectively, of tax benefit related to stock options exercised that were reflected as an increase to paid-in capital.

11. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued FASB 123R (revised 2004) “Share-Based Payment.” FASB 123R is a revision of FASB 123 “Accounting for Stock-Based Compensation,” and it supercedes APB Opinion No. 25 “Accounting for Stock Issued to Employees.” FASB 123R provides guidance on transactions whereby companies exchange equity instruments for goods and services. This new rule requires companies to expense the fair market value of stock options issued to employees. FASB 123R is effective for annual periods beginning after June 15, 2005 (fiscal year 2006 for the Company). The impact of FASB 123R on the Company is more fully described in Note 14.

12. COMPREHENSIVE INCOME

The table below presents comprehensive income for all applicable periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 26, 2004	June 30, 2005	June 26, 2004

Net income (loss)	$(1,311)	$296	$(1,341)	$1,134
Foreign currency translation adjustments	(479)	(440)	(1,011)	(505)

Comprehensive income (loss)	$(1,790)	$(144)	$(2,352)	$629

13. EMPLOYMENT AND OPERATIONAL RESTRUCTURING

In October 2003, we announced a management restructuring plan pursuant to which certain employees were offered either one-time termination or retirement benefits. Certain employees that were offered the retirement incentive packages entered into consulting agreements with us subsequent to their retirement. The expense related to the consulting agreements will be recognized as the services are provided over the term of the agreements. In addition, retiring employees were offered the right to amend their stock option agreements to extend the date such options remain exercisable from 90 days after termination of employment to one year after termination of employment. In some cases, this plan also provided for the acceleration of vesting for certain unvested stock options. Under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” we expensed the fair value of the options at the new measurement date. We recorded charges of approximately $1.4 million and $0.3 million during the second quarter of fiscal 2005 and 2004, respectively, and $1.5 million and $2.3 million during the first six months of fiscal 2005 and 2004, respectively, related to the management restructuring plan.

Under the 2003 management restructuring plan, a retirement benefits agreement was entered into with the Company’s Chief Executive Officer (CEO), Larry Edwards, pursuant to which he determined his own future retirement date. In March 2005, Mr. Edwards notified the board of directors that he would retire from his position as CEO effective June 30, 2005. Mr. Edwards will continue as chairman of the board. Upon his retirement as CEO, Mr. Edwards will receive a payment of approximately $1.9 million, which was expensed in 2003 and included in other current liabilities as of June 30, 2005. In addition, the Company paid Mr. Edwards approximately $0.8 million within 30 days after Mr. Edwards signed a consulting service agreement and a release agreement on June 30, 2005. This amount was expensed in the second quarter of 2005. On June 30, 2005, the Company entered into a one-year consulting agreement with Mr. Edwards for $0.8 million to be paid in semi-monthly installments.

Under our current stock option plans, participants may exercise their vested options up to 90 days after their termination date. As part of his retirement benefits package, Mr. Edwards executed an extension agreement, on the retirement date, June 30, 2005, whereby certain of his stock options became immediately fully vested. In addition, instead of the normal 90-day exercise period, Mr. Edwards will have one year from his retirement date to exercise such options. With the execution of the extension agreement and these modifications being made to Mr. Edwards’ original stock option agreements, the Company incurred compensation expense in accordance with APB 25. The compensation expense was measured on the retirement date, June 30, 2005, as the excess of the fair value of the stock over the exercise prices times the number of stock options outstanding. The pre-tax charge recorded as of June 30, 2005 was approximately $0.5 million. In addition, on July 14, 2005, the Company amended its stock option agreement with Mr. Edwards under the 2004 Stock Incentive Plan to change the forfeiture date of the 75,000 options granted at $9.76 per share to be 90 days from the date Mr. Edwards no longer serves as a board member of the Company versus 90 days from his retirement date.

In the second quarter of 2004, the Company merged the operations of Consolidated Fabricators, Inc. (CFI) with Braden Manufacturing, L.L.C. (Braden). The plan of merger included the closing of CFI’s manufacturing facilities in Toluca, Mexico and Clinton, South Carolina. The Toluca plant is a leased facility while the Company owns the Clinton plant. In addition, the merger plan called for Braden to assume many of CFI’s administrative and management responsibilities. We recorded charges of approximately $0.2 million during the first six months of 2005 in selling and administrative expenses related to the restructuring plan.

Approximately $0.1 million, $0.2 million and $0 of the restructuring costs in the first six months of 2005 were allocated to the Heat Recovery Equipment segment, Auxiliary Power Equipment segment and Industrial Services segment, respectively.

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

Had compensation cost been determined consistent with SFAS 123, the Company’s pro forma net income (loss) would have been as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 26, 2004	June 30, 2005	June 26, 2004
Net income (loss) available to common stockholders:
As reported	$(1,311)	$296	$(1,341)	$1,134
Stock-based compensation expense included
in net income (loss) as reported *	336	—	345	302
Additional stock-based compensation expense
had the fair value been applied to all awards	(709)	(237)	(1,106)	(806)

Pro forma	$(1,684)	$59	$(2,102)	$630

Basic income per common share :
As reported	$(0.03)	$0.01	$(0.03)	$0.02
Pro forma	(0.04)	—	(0.04)	0.01
Diluted income per common share:
As reported	$(0.03)	$0.01	$(0.03)	$0.02
Pro forma	(0.04)	—	(0.04)	0.01

*	For the period ended June 30, 2005, stock-based compensation expense represents the amortization of restricted stock and the intrinsic value of stock options that were accelerated or modified as a result of the management restructuring plan described in Note 13 above, and for the intrinsic value of $0.04 million for 29,250 options of a former director that upon his departure from the Company, the option life was extended to one year. For the period ended June 26, 2004, stock-based compensation expense represents the intrinsic value of stock options that were accelerated as a result of the management restructuring plan described in Note 13 above.

In December 2004, the FASB issued FASB 123R (revised 2004) “Share-Based Payment.” FASB 123R is a revision of FASB 123 “Accounting for Stock-Based Compensation,” and it supercedes APB Opinion No. 25 “Accounting for Stock Issued to Employees.” FASB 123R provides guidance on transactions whereby companies exchange equity instruments for goods and services. This new rule requires companies to expense the fair market value of stock options issued to employees. The Company will be required to adopt FASB 123R in the first quarter of fiscal 2006, and it has chosen the “modified prospective” transition method whereby no prior periods will be restated. The Company is in the process of evaluating its alternatives under FASB 123R and determining the impact on the consolidated financial statements.

The paid-in capital deficit decreased from December 31, 2004 to June 30, 2005 as a result of 147,921 stock options that were exercised during this period. A reconciliation of the changes in the account is as follows (in thousands):

Balance, December 31, 2004	$(17,698)
Tax benefit of stock options exercised	516
Proceeds from stock options exercised in excess of par value	148
Stock-based compensation	529

Balance, June 30, 2005	$(16,505)

15. ACQUISITION OF BUSINESS

On April 11, 2005, the Company completed the purchase of all of the outstanding limited liability company interests of Williams Specialty Services, LLC (Specialty Services), Williams Plant Services, LLC (Plant Services) and Williams Industrial Services, LLC (Industrial Services), all Georgia limited liability companies. Specialty Services, Plant Services and Industrial Services are collectively referred to as Williams Industrial Services Group, or “WISG.” The results of operations of WISG are included in the consolidated results of operations of the Company from the date of acquisition, April 11, 2005, forward.

The purchase price consisted of an “Equity Purchase Price” of $65.0 million, subject to a working capital adjustment, and a “Deferred Purchase Price.” Of the total Equity Purchase Price, including a preliminary working capital adjustment of $3.0 million, $61.0 million was paid in cash to the seller at closing, $6.5 million was deposited by the Company with an escrow agent as an “Indemnity Escrow Amount” to be held and released pursuant to the terms and provisions of the purchase agreement for WISG and an escrow agreement entered into at closing, and an additional $0.5 million was placed into escrow to be released upon a final determination of the Equity Purchase Price. Payment of the Deferred Purchase Price is contingent on the attainment by WISG of certain gross profit targets for 2005. The Deferred Purchase Price to the seller will range from zero to $0.9 million and will be payable by the Company in cash in 2006. In addition, the Company entered into award agreements with several members of WISG management whereas the Company will pay up to $2.1 million in restricted stock granted under the Company’s 2004 Incentive Stock Plan to the employees based upon attainment of the same gross profit targets noted above. Restricted stock issued to employees under these agreements will be recorded as compensation expense over the vesting period. Any restricted stock forfeited by the WISG employees during the earnout period will be payable to the seller of WISG in the form of cash in accordance with the purchase agreement. In addition, approximately $1.4 million of direct transaction costs have been incurred for the acquisition. The Company used the proceeds from the issuance of the convertible senior subordinated notes and cash on hand to fund the purchase of WISG.

The final purchase price will be determined based upon a final working capital adjustment and the Deferred Purchase Price of up to $0.9 million which are expected to be determined no later than September 30, 2005 and March 31, 2006, respectively. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands), subject to the final working capital adjustments, as noted above (currently estimated at $3.4 million and recorded in accrued liabilities at June 30, 2005):

Current assets	$25,278
Property, plant and equipment	213
Goodwill	35,573
Intangible assets	23,400

Total assets acquired	84,464
Total current liabilities assumed	(11,605)

Net assets acquired	$72,859

The primary reasons for the acquisition of WISG are its outstanding service offerings, an experienced and knowledgeable management team and an excellent reputation in the marketplace. Moreover, WISG reaches into all segments of the power business and will allow the Company to expand its reach beyond gas turbine components. These are the contributing factors to why the Company recorded goodwill in connection with this acquisition. The goodwill recorded for the WISG acquisition, will be reported as part of the Industrial Services segment, and is expected to be fully-deductible for income tax purposes.

Acquired intangibles assets are as follows (in thousands):

	Fair Value	Weighted Average Economic Life
Customer-related intangible assets (Backlog and customer relationships)	$10,900	5 years
Trade name	$12,500	Indefinite

	$23,400

The following unaudited pro forma information has been prepared assuming WISG had been acquired as of the beginning of the period presented (in thousands, except per share amounts). The pro forma information is presented for information purposes only and is not necessarily indicative of what would have occurred if the acquisition had been made as of that date. In addition, the pro forma information is not intended to be a projection of future results of the Company or WISG.

	Three Months Ended		Six Months Ended
	June 30, 2005	June 26, 2004	June 30, 2005	June 26, 2004
Total revenues	$120,655	$89,613	$233,846	$187,500

Income (loss) before income taxes and minority interest	$(971)	$2,318	$3,920	$6,517

Net income (loss) available to common stockholders	$(638)	$1,402	$2,328	$3,958

Earnings per weighted average common share (Note 4):
Basic:
Net income (loss) available to common stockholders	$(0.01)	$0.03	$0.05	$0.09

Weighted average number of shares of common stock outstanding-basic	46,918	46,325	46,866	45,991

Diluted:
Net income (loss) available to common stockholders	$(0.01)	$0.03	$0.05	$0.08

Weighted average number of shares of common stock outstanding-diluted	46,918	46,949	47,283	46,839

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

Overview

We design, engineer and manufacture a comprehensive range of equipment for gas turbine power plants and power related equipment for the global energy, power infrastructure and process industries. Through our April 11, 2005 acquisition of Williams Industrial Services Group, or WISG, we are also a provider of routine and specialty maintenance services to a wide range of utilities and industrial customers, including nuclear, fossil and hydroelectric power plans and pulp and paper mills. We conduct our business through three operating segments: our Heat Recovery Equipment segment, our Auxiliary Power Equipment segment and our Industrial Services segment, which is a new segment we began reporting under starting with the quarter ended June 30, 2005 as a result of the acquisition of WISG. Our corporate headquarters are located in Tulsa, Oklahoma. We have facilities in Plymouth, Minnesota; Tulsa, Oklahoma; Auburn, Massachusetts; Atlanta, Georgia; Monterrey, Mexico; Shanghai, China; Nanjing, China; and Heerlen, Netherlands.

The power generation equipment industry has historically experienced cyclical periods of growth and decline. The demand for our products and services depends, to a significant degree, on the level of construction of gas turbine power generation plants. For the first six months of 2005 and 2004, approximately 63% and 85%, respectively, of our revenues were from sales of equipment and provision of services for gas turbine power plants. Beginning in 2002 and continuing through 2004, liquidity concerns in the merchant power generation industry coupled with concerns relating to the availability and relative price of natural gas have reduced the availability of financing for power plant development in the United States and have caused the domestic market for our products to significantly decline. The significant decline in domestic demand for such plants in 2002 through 2004 negatively impacted our bookings and revenues until the middle of 2004. During the last six months of 2004 and first six months of 2005, we experienced a significant increase in our bookings, leaving our June 30, 2005 backlog at approximately $388.4 million compared to $321.0 million at March 31, 2005 and $171.3 million at June 26, 2004. With the acquisition of WISG on April 11, 2005, it contributed approximately $67.0 million of backlog to us at the date of purchase. Approximately 19% of our first half 2005 bookings came from international projects, and as of June 30, 2005, approximately 46% of our backlog was from for international projects. We anticipate that increasing demand for new power plants outside the United States will continue for the next several years. Accordingly, we have placed additional focus on increasing our business outside the United States, particularly in China and Southeast Asia.

The increase in demand for international projects is driven primarily by lower worldwide available electric capacity and the need for more power generation in countries experiencing significant economic growth. Asia’s growing economy and desire for cleaner burning power plants has resulted in much higher demand for gas turbine power products. In Europe, although economic growth is slower, demand for gas-fired power plants in Europe is strong. After retiring several nuclear power plants and some older coal-fired power plants, European countries are adding more gas-fired power plants and clean-burning coal plants. Finally, we continue to see increased demand for our products in the Middle East, primarily due to the development of some liquefied natural gas and desalination plants that are powered by gas turbines.

The timing of revenues for the Heat Recovery Equipment and Auxiliary Power Equipment segments vary, in general, based on the region of the world in which the equipment is installed. Customers in developing countries tend to purchase simple-cycle power plants that involve products solely from the Auxiliary Power Equipment segment in order to complete construction and operate the power plant as soon as possible. Some customers may subsequently purchase the Heat Recovery Equipment in order to convert the power plant from a simple-cycle plant to a combined-cycle plant, thereby increasing the plant’s efficiency and power output whereas customers in the United States tend to purchase both Auxiliary Power and Heat Recovery Equipment segment products at the same time. In addition, Heat Recovery Equipment segment timing of revenues is impacted by the length of time projects span, typically 12 to 18 months. We recognize the revenues from these projects under the percentage of completion method. As a result, the revenues associated with these projects are impacted by the progress of engineering and manufacturing. In the Auxiliary Power Equipment Segment, we typically compete to provide individual systems of auxiliary power equipment, for example exhaust systems and inlet systems within the same power plant. Sometimes, we are contracted to provide only one of the auxiliary power systems for the new power plant impacting our sales mix within the Auxiliary Power Equipment segment. In addition, we recognize revenues within the Auxiliary Power Equipment segment under the completed contract method; consequently, delays in scheduled shipments can vary our revenues from quarter to quarter.

Continuing our efforts to maximize profitability by shifting manufacturing capacity to even lower-cost sources, we announced in the second quarter of 2004 our plans to merge the operations of our subsidiaries, Consolidated Fabricators, Inc. and Braden Manufacturing, L.L.C. The merger occurred in June 2004. During the fourth quarter of 2004, we closed our manufacturing facilities in Toluca, Mexico and Clinton, South Carolina. The production from these plants was moved to other Company facilities and to subcontractors. The restructuring charges incurred thus far to complete the merger were approximately $1.7 million primarily for the write down of the Clinton facility, severance and lease cancellations, and we estimate annual cost savings of at least $2.0 million. We recorded charges of approximately $0.2 million during the first six months of fiscal year 2005 in selling and administrative expenses related to the restructuring plan.

On July 30, 2004, we completed the purchase of a 90% interest in Nanjing Boiler Works (NBW). The purchase price was $10.9 million. We have the right to purchase the remaining 10% interest in NBW in January 2006. We later changed the name of NBW to Deltak Power Equipment (China) Co., Ltd (DPEC). This acquisition is important to the Heat Recovery Equipment segment of the business from a strategic perspective because DPEC owns licenses necessary to manufacture and sell boilers in China and to export its products to most countries throughout the world. DPEC owns a fully functioning, state-of-the-art manufacturing plant. In addition, this acquisition provides us a cost advantage to our products segment and better access to customers within China. However, the fact that DPEC is qualified to manufacture and sell boilers in China does not guarantee that it will be successful in obtaining a significant number of new orders.

In November 2004, we signed a definitive agreement with Georgia-based Williams Group International to purchase WISG for approximately $65 million in cash at closing, subject to a working capital adjustment. The WISG transaction closed on April 11, 2005, and $65.0 million and $3.0 million for a preliminary working capital adjustment were paid in cash. This transaction was financed with the proceeds from the convertible senior subordinated notes, issued in November 2004, and cash on hand. WISG provides routine and specialty maintenance services to companies engaged in power generation, pulp and paper manufacturing and government agencies, primarily the Department of Energy. Approximately 80% of WISG’s annual revenue is derived from services provided to companies in power generation and includes work at nuclear power plants, coal-fired power plants and other fossil fuel plants as well as hydro-based generating facilities. Revenues from specialty lump-sum projects of WISG are recognized using the percentage-of-completion method, and revenues from routine maintenance service contracts are recognized as the services are performed. For several years, we have searched for a company such as WISG to strengthen and diversify our company. The WISG business model offers the following advantages: revenue visibility, significant backlog, recurring revenue tied to evergreen contracts, low fixed costs, a variable cost outsourcing component, minimal capital expenditure requirements and strong cash flow. The WISG acquisition will also allow us to expand our reach beyond gas turbine components as it services all segments of the power industry. Currently, all of WISG’s revenues are derived from contracts within the United States.

Effective December 31, 2004, the Company’s Board of Directors approved a change in the fiscal year-end from the last Saturday in December to December 31. As a result, references in this discussion to the second quarter of fiscal year 2004 refer to the three months ended June 26, 2004.

Results of Operations

The table below represents the operating results of the Company for the periods indicated (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 26, 2004	June 30, 2005	June 26, 2004
Product revenues	$77,500	$57,021	$144,887	$112,147
Service revenues (1)	36,086	—	36,086	—

Total revenues	113,586	57,021	180,973	112,147
Cost of product revenues	69,413	47,892	127,019	91,205
Cost of service revenues	32,426	—	32,426	—

Gross profit	11,747	9,129	21,528	20,942
Selling and administrative expenses	12,641	8,541	21,557	18,802

Operating income (loss)	(894)	588	(29)	2,140
Interest expense	1,163	111	2,059	311

Income (loss) before income taxes and minority interest	(2,057)	477	(2,088)	1,829
Income tax provision (benefit)	(783)	181	(794)	695

Income (loss) before minority interest	(1,274)	296	(1,294)	1,134
Minority interest	37	—	47	—

Net income (loss)	$(1,311)	$296	$(1,341)	$1,134

Three months ended June 30, 2005 compared to three months ended June 26, 2004

Revenues

Revenues increased 99.2% to $114.0 million for the second quarter of fiscal year 2005 from $57.0 million for the second quarter of fiscal year 2004. This increase is primarily due to the revenues derived from the Industrial Services segment for the period starting on April 11, 2005, with the acquisition of WISG. In addition, product revenues have increased due to the increase in bookings during the last quarter of 2004 resulting from the higher international demand for both Heat Recovery and Auxiliary Power equipment.

The following table sets forth our revenues for the second quarter of fiscal years 2005 and 2004 by segment and product group (dollars in thousands):

	Three Months Ended
	June 30, 2005	June 26, 2004	Percentage Change
Heat Recovery Equipment segment:
HRSGs	$37,841	$16,984	122.8%
Specialty boilers	6,221	9,178	-32.2%
Industrial boilers	3,573	—	—

Total segment	47,635	26,162	82.1%

Auxiliary Power Equipment segment:
Exhaust systems	10,555	9,743	8.3%
Inlet systems	9,295	12,340	-24.7%
Other	10,015	8,776	14.1%

Total segment	29,865	30,859	-3.2%

Industrial Services segment (1)	36,086	—	—

Total	$113,586	$57,021	99.2%

(1)	Reflects the operating results for WISG since April 11, 2005, the date the Company acquired WISG.

Heat Recovery Equipment segment revenues increased overall 82.1% to $47.6 million for the second quarter of fiscal year 2005. The overall increase in the Heat Recovery Equipment segment was driven by increased revenues for HRSGs. The increase in revenues from HRSGs for the second quarter of 2005 was due to the percentage of completion on major HRSG projects generated from the increased level of bookings in late 2004 compared to bookings in late 2003. The decrease in revenues for specialty boilers for the second quarter of fiscal year 2005 was primarily due to decreased bookings during the previous quarter. The higher industrial boiler product revenues were due to the acquisition of DPEC on July 30, 2004.

The Auxiliary Power Equipment segment revenues decreased 3.2% to $29.9 million for the second quarter of fiscal year 2005. Revenues for exhaust systems increased by 8.3% to $10.6 million, and other equipment revenues increased by 14.1% to $10.0 million. Revenues for inlet systems decreased by 24.7% to $9.3 million. The increase in exhaust systems and other equipment revenues for the quarter ended June 30, 2005, was primarily attributable to the completion and shipment of orders booked in the later part of 2004. The decrease in revenues in inlet systems was primarily due to a delay in shipments that will move into the later part of 2005.

The following table presents our revenues by geographic region (dollars in thousands):

	Three Months Ended
	June 30, 2005		June 26, 2004
	Revenue	Percent of Total	Revenue	Percent of Total
U.S. and Canada	$59,526	52.4%	$21,615	37.9%
South America	48	0.0%	134	0.2%
Europe	16,016	14.1%	5,602	9.8%
Asia	14,254	12.5%	14,705	25.8%
Middle East	9,631	8.5%	14,815	26.0%
Mexico	12,941	11.4%	—	—
Other	1,170	1.1%	150	0.3%

Total	$113,586	100.0%	$57,021	100.0%

Revenues in the United States and Canada comprised 52.4% of our revenues for the second quarter of fiscal year 2005 and 37.9% for the second quarter of fiscal year 2004. Revenues in the United States and Canada increased 175.4% to $59.5 million for the second quarter of fiscal year 2005, as a result of the acquisition of WISG, which accounted for $36.1 million of the $37.9 million increase. The additional increase of $1.8 million in our products revenue in the United States and Canada is due to the timing of shipments and percentage completion of projects in the United States. In the past several years there has been a decrease in demand in the United States from the gas turbine power plant industry. A number of factors have contributed to this situation such as debt and liquidity issues of several merchant power producing companies. While the acquisition of WISG will continue to be a new source of revenues for maintenance services from United States customers, it is unclear when the demand for our products in the United States will increase.

Revenues in Europe increased 185.9% for the second quarter of fiscal year 2005 to $16.0 million from $5.6 million for the second quarter of 2004. The increase in revenues in Europe is due to the completion and shipment of orders booked in the early part of 2004. Revenues in Mexico for the second quarter of fiscal year 2005 were $12.9 million due to a large order we received in the second half of 2004. Middle East revenues decreased to $9.6 million for the second quarter of fiscal year 2005 from $14.8 million for the second quarter of 2004 primarily as a result of several large orders in Saudi Arabia in fiscal 2004 that are not expected to re-occur in fiscal 2005 based upon our current backlog.

Gross Profit

Gross profit increased 28.7% to $11.7 million for the second quarter of fiscal year 2005 from $9.1 million for the second quarter of fiscal year 2004 due to the acquisition of WISG on April 11, 2005, which contributed $3.6 million for the quarter from service revenues and was offset by a decrease of $1.0 million in gross profit from product revenues. Gross profit as a percentage of revenues decreased overall to 10.3% in the second quarter of fiscal year 2005 from 16.0% in the second quarter of fiscal year 2004. The decrease in gross profit as a percentage of revenues is due to the additional service revenues which had a margin percentage of 10.1%, and due to a lower margin percentage on product revenues of 10.4%. The primary reasons for the decrease in product revenues margins are continued higher steel prices, competitive pressure as well as unanticipated additional engineering and manufacturing costs on several major projects. However, unrealized gains on our foreign currency hedge contracts had a favorable impact in the gross margin of approximately $1.5 million. We have implemented various programs to minimize the impact of rising steel costs, by working more closely with our suppliers, our manufacturing partners and our customers. We shortened the time between proposal and order acceptance on most projects that we pursue, and we continually evaluate steps to minimize the impact of higher steel costs on our gross profit.

Selling and Administrative Expenses

Selling and administrative expenses increased 48.0% to $12.6 million for the second quarter of fiscal year 2005 from $8.5 million for the second quarter of fiscal year 2004. This increase is due to several factors including: the acquisition of WISG on April 11, 2005, which increased expenses by $1.8 million for the quarter and includes approximately $0.5 million of amortization expense of customer-related intangible assets, expenses related to DPEC of $0.9 million which was not acquired until July 30, 2004 and approximately $1.4 million of compensation costs related to the previously disclosed executive restructuring, as discussed in Note 13 to the condensed consolidated financial statements. As a percentage of revenues, selling and administrative expenses decreased to 11.1% for the second quarter of fiscal year 2005, from 15.0% for the comparable period of fiscal year 2004, mainly as a result of our increasing revenues.

Operating Income (Loss)

Operating income (loss) decreased to a loss of $0.9 million for the second quarter of fiscal year 2005 from income of $0.6 million in the second quarter of fiscal year 2004. The increase in selling and administrative expenses, partially offset by higher gross profit was the main contributor to this decrease.

Interest Expense

Interest expense increased to $1.2 million for the second quarter of fiscal year 2005 from $0.1 million for the second quarter of fiscal year 2004. This increase is due primarily to an increase in total debt to $94.3 million at June 30, 2005 compared to total debt of $17.6 million at June 26, 2004. The issuance of the $69.0 million of convertible senior subordinated notes in November 2004, resulted in $0.7 million of additional interest expense for the second quarter of 2005. Interest expense for the quarter was partially offset by approximately $0.2 million in interest income from restricted cash. With the majority of the restricted cash being used in the closing of the WISG acquisition in April 2005, interest income is expected to decrease throughout the remainder of fiscal 2005. Our borrowing rate has also increased by approximately 212 basis points from June 26, 2004 due to increases in prevailing market interest rates. At June 30, 2005, our term debt bore interest at an average rate of 4.55%.

Income Taxes

The Company is currently reflecting a 38.0% effective tax rate in the tax provision. Also, the reduction of the deferred tax asset related to the amortization of goodwill will allow us to reduce cash paid for future taxes by approximately $7.9 million annually, but will not reduce future income tax expense. We had approximately $16.5 million of net operating loss carryforwards at June 30, 2005.

Six months ended June 30, 2005 compared to six months ended June 26, 2004

Revenues

Revenues increased 61.4% to $181.0 million for the six months ended June 30, 2005 from $112.1 million for the six months ended June 26, 2004. This increase is primarily due to the revenues derived from the Industrial Services segment for the period starting on April 11, 2005, with the acquisition of WISG. In addition, revenues have increased due to the increase in bookings during the last quarter of 2004 resulting from the higher international demand for both Heat Recovery and Auxiliary Power equipment.

The following table sets forth our revenues for the first six months of fiscal years 2005 and 2004 by segment and product group (dollars in thousands):

	Six Months Ended
	June 30, 2005	June 26, 2004	PercentageChange
Heat Recovery Equipment segment:
HRSGs	$56,652	$37,612	50.6%
Specialty boilers	20,507	16,986	20.7%
Industrial boilers	5,569	—	—

Total segment	82,728	54,598	51.5%

Auxiliary Power Equipment segment:
Exhaust systems	20,528	21,130	-2.8%
Inlet systems	22,611	20,919	8.1%
Other	19,020	15,500	22.7%

Total segment	62,159	57,549	8.0%

Industrial Services segment (1)	36,086	—	—

Total	$180,973	$112,147	61.4%

(1)	Reflects the operating results for WISG since April 11, 2005, the date the Company acquired WISG.

Heat Recovery Equipment segment revenues increased overall 51.5% to $82.7 million for the first six months of fiscal year 2005. The overall increase in the Heat Recovery Equipment segment was driven by increased revenues for HRSGs. The increase in revenues from specialty boiler products for the first six months of 2005 was due to the increased level of bookings in late 2004 compared to bookings in late 2003. The increase in demand for specialty boiler products has resulted primarily from customer compliance with clean air regulations and from refineries that have added boilers to increase the efficiency of their operations. The higher industrial boiler product revenues were due to the acquisition of DPEC on July 30, 2004.

The Auxiliary Power Equipment segment revenues increased overall 8.0% to $62.1 million for the first six months of fiscal year 2005. Revenues for exhaust systems decreased by 2.8% to $20.5 million. Revenues for inlet systems and other equipment increased by 8.1% to $22.6 million and 22.7% to $19.0 million, respectively. The increase in inlet systems and other revenue for the six months ended June 30, 2005, was primarily attributable to the completion and shipment of orders booked in the later part of 2004.

The following table presents our revenues by geographic region (dollars in thousands):

	Six Months Ended
	June 30, 2005		June 26, 2004
	Revenue	Percent of Total	Revenue	Percent of Total
U.S. and Canada	$85,293	47.1%	$50,469	45.0%
South America	930	0.5%	463	0.4%
Europe	26,383	14.6%	11,455	10.2%
Asia	31,240	17.3%	21,398	19.1%
Middle East	13,652	7.5%	27,536	24.6%
Mexico	20,205	11.2%	—	—
Other	3,270	1.8%	826	0.7%

Total	$180,973	100.0%	$112,147	100.0%

Revenues in the United States and Canada comprised 47.1% of our revenues for the first six months of fiscal year 2005 and 45.0% for the first six months of fiscal year 2004. Revenues in the United States and Canada increased 69.0% to $85.3 million for the first six months of fiscal year 2005, primarily, as a result of the acquisition of WISG, which accounted for $36.1 million of the $34.8 million increase, which was offset by decreased product revenues in this region as a result of the continued decrease in demand in the United States from the gas turbine power plant industry. A number of factors have contributed to this situation such as debt and liquidity issues of several merchant power producing companies. While the acquisition of WISG will continue to be new source of revenues for maintenance services from United States customers, it is unclear when the demand for our products in the United States will increase.

Revenues in Europe increased 130.3% for the first six months of fiscal year 2005 to $26.4 million from $11.5 million for the first six months of fiscal year 2004. Revenues in Asia increased 46.0% for the first six months of fiscal year 2005 to $31.2 million from $21.4 million for the first six months of 2004. Revenues in Mexico for the first six months of fiscal year 2005 were $20.2 million due to a large order we received in the second half of 2004. The increase in revenues in Europe, Asia and Mexico is due to the completion and shipment of orders booked in the early part of 2004. Middle East revenues decreased to $13.7 million for the first six months of fiscal year 2005 from $27.5 million for the first six months of 2004 primarily as a result of several large orders in Saudi Arabia in fiscal 2004 that are not expected to re-occur in fiscal 2005 based upon our current backlog.

Gross Profit

Gross profit increased 2.8% to $21.5 million for the first six months of fiscal year 2005 from $20.9 million for the first six months of fiscal year 2004 due to the acquisition of WISG on April 11, 2005, which contributed $3.6 million for the period from service revenues and was offset by a decrease of $3.0 million in gross profit from product revenues. Gross profit as a percentage of revenues decreased overall to 11.9% in the first six months of fiscal year 2005 from 18.7% in the first six months of fiscal year 2004. The decrease in gross profit as a percentage of revenues is due to the additional service revenues, which had a margin percentage of 10.1%, and due to a lower margin percentage on product revenues of 12.3%. The primary reasons for the decrease in product revenues margins are continued higher steel prices, competitive pressure, higher than expected warranty costs during the period of $0.6 million, as well as unanticipated additional engineering and manufacturing costs on several major gas turbine projects. However, unrealized gains on our foreign currency hedge contracts had a favorable impact in the gross margin of approximately $2.5 million. We have implemented various programs to minimize the impact of rising steel costs, by working more closely with our suppliers, our manufacturing partners and our customers. We shortened the time between proposal and order acceptance on most projects that we pursue, and we continually evaluate steps to minimize the impact of higher steel costs on our gross profit.

Selling and Administrative Expenses

Selling and administrative expenses increased 14.7% to $21.6 million for the first six months of fiscal year 2005 from $18.8 million for the first six months of fiscal year 2004. This increase is due to several factors including: the acquisition of WISG on April 11, 2005, which increased expenses by $1.8 million for the period and includes approximately $0.5 million of amortization expense of customer-related intangible assets, expenses related to DPEC of $1.9 million which was not acquired until July 30, 2004 and approximately $1.4 million of compensation costs related to the previously disclosed executive restructuring, as discussed in Note 13 to the condensed consolidated financial statements.

These increases were offset by approximately $2.3 million of management restructuring cots incurred in the first six months of fiscal year 2004. As a percentage of revenues, selling and administrative expenses decreased to 11.9% for the first six months of fiscal year 2005, from 16.8% for the comparable period of fiscal year 2004, mainly as a result of our increasing revenues.

Operating Income

Operating income decreased to $0.03 million for the first six months of fiscal year 2005 from $2.1 million in the first six months of fiscal year 2004 The increase in selling and administrative expenses, partially offset by higher gross profit was the main contributor to this decrease.

Interest Expense

Interest expense increased to $2.1 million for the first six months of fiscal year 2005 from $0.3 million for the first six months of fiscal year 2004. This increase is due primarily to an increase in total debt to $94.3 million at June 30, 2005 compared to total debt of $17.6 million at June 26, 2004. The issuance of the $69.0 million of convertible senior subordinated notes in November 2004, resulted in $1.4 million of additional interest expense for the first six months of 2005. Interest expense for the first six months of fiscal 2005 was partially offset by approximately $0.7 million in interest income from restricted cash. With the majority of the restricted cash being used in the closing of the WISG acquisition in April 2005, this level of interest income is not expected to continue throughout the remainder of fiscal 2005. Our borrowing rate has also increased by approximately 212 basis points from June 26, 2004 due to increases in prevailing market interest rates. At June 30, 2005, our term debt bore interest at an average rate of 4.55%.

Income Taxes

The Company is currently reflecting a 38.0% effective tax rate in the tax provision. Also, the reduction of the deferred tax asset related to the amortization of goodwill will allow us to reduce cash paid for future taxes by approximately $7.9 million annually, but will not reduce future income tax expense. We had approximately $16.5 million of net operating loss carryforwards at June 30, 2005.

Backlog

Backlog increased to approximately $388.4 million at June 30, 2005, compared to $321.0 million at March 31, 2005 and $171.3 million at June 26, 2004. Based on production and delivery schedules, we believe that up to approximately $339.7 million, or 89%, of our backlog at June 30, 2005, will be recognized as a portion of our revenues during the next 12 months. Our backlog consists of firm orders from our customers for projects in progress. Project bookings can only be reflected in the backlog when the customers have made a firm commitment to purchase our products or services. Backlog may vary significantly quarter to quarter due to the timing of those commitments. For the first six months of 2005, our net bookings were approximately $260.8 million of which $67.0 million was contributed on the date of purchase from the April 11, 2005 acquisition of WISG, compared to $105.0 million for the first six months of 2004. Approximately 31% of our June 30, 2005 backlog is comprised of orders from our major customers listed in Note 9 to the condensed consolidated financial statements.

Many of the maintenance services our Industrial Services segment provides are carried out under long-term contracts spanning several years. Upon signing a long-term contract with a customer, we add to our backlog only the amount of service work that we expect to perform under the contract for the next twelve-month period. We may also be asked to perform service work that is not called for under the original contract, and this additional work is not included in our backlog.

Liquidity and Capital Resources

Our primary sources of cash are net cash flow from operations and borrowings under our credit facilities. Our primary uses of this cash are principal and interest payments on our indebtedness, capital expenditures, working capital and general corporate purposes.

As discussed in Note 15 to the condensed consolidated financial statements, we completed the WISG acquisition on April 11, 2005. We expect WISG to provide positive cash flows from operations to the Company. WISG performs work primarily under maintenance and time and material contracts that typically have 15 to 30 day payment terms on customer billings with its primary uses of cash being bi-weekly payrolls. WISG is not expected to require a significant amount of capital expenditures, due to the service nature of its business. WISG is not expected to significantly impact our financing needs, except to the extent WISG will be required to issue surety bonds and standby letters of credit on future projects. We consider the current availability under our revolving line of credit to be adequate at this time to meet such requirements.

Operating Activities

Net cash provided by operations increased to $15.9 million for the first six months of fiscal year 2005, from net cash used in operations of $13.2 million for the first six months of fiscal year 2004. Despite a net loss for the first six months of fiscal year 2005 versus income in 2004, positive working capital changes resulted in higher cash flows from operations. Increased accounts receivable collections and an increased accounts payable balance contributed most significantly to the positive cash flows during the period.

Investing Activities

Net cash used in investing activities was $5.1 million for the first six months of fiscal year 2005 as compared to $0.5 million for the first six months of fiscal year 2004. The increase in the amount of cash used in investing activities was due to the acquisition of WISG on April 11, 2005. A substantial portion of the acquisition was funded by the November 2004 issuance of our convertible senior subordinated notes. The increase in capital expenditures over the prior year is primarily related to expanding the facilities and manufacturing capabilities at DPEC.

Financing Activities

Net cash used in financing activities was $1.5 million in the first six months of fiscal year 2005 compared to $5.9 million in the first six months of fiscal year 2004. Our debt payments in the first six months of fiscal 2005 of $2.5 million were significantly lower than the $8.3 million of voluntary prepayments in the first six months of fiscal 2004. This decrease in debt payments was offset by a decrease in the proceeds from the issuance of common stock in the first six months of fiscal 2005 compared to fiscal 2004. There were approximately 0.1 million and 1.1 million stock options exercised in the first six months of fiscal 2005 and 2004, respectively.

Based on the terms of the senior credit and convertible notes agreements, $9.1 million of our cash at June 30, 2005 was restricted. We used approximately $65 million of the restricted cash for the purchase of WISG on April 11, 2005. The remaining amount of restricted cash, including interest earned, was escrowed until August 2, 2005, to be used in the event that the noteholders cause us to redeem up to $9.0 million of the notes. This right to cause us to redeem expired unexercised by the noteholders, and the cash is now available to us without restriction.

Both the senior credit facility and the convertible senior subordinated notes require the Company to comply with various operating and financial covenants. In March 2005, a second amendment to our senior credit agreement waived our compliance with the “Consolidated Fixed Charge Coverage Ratio” solely for the period ended March 31, 2005 and amended our senior and leverage ratios. We were in compliance with such amended covenants as of June 30, 2005. Management currently anticipates that the Company will comply with these amended covenants for the remainder of 2005. However, because our financial performance is impacted by various economic, financial, and industry factors, we cannot say with certainty whether we will satisfy these covenants in the future. Noncompliance with these covenants would constitute an event of default, allowing the lenders to accelerate the repayment of any borrowings outstanding under the related senior credit facility and convertible notes. While no assurances can be given, we believe that we would be able to successfully negotiate amended covenants or obtain waivers if an event of default were imminent; however, we might be required to make certain financial concessions. Our business, results of operations and financial condition would be adversely affected if we were unable to successfully negotiate amended covenants or obtain waivers on acceptable terms.

At June 30, 2005, the Company’s senior credit facility consisted of a term loan of $25 million and a revolving loan of up to $75 million, which revolving loan supported the Company’s letters of credit. At June 30, 2005, the Company had $21.3 million outstanding under the term loan and $4.1 million outstanding under the revolver for borrowings in China. Letters of credit totaling $23.6 million were issued and outstanding at June 30, 2005. There have been no drawings under these letters of credit.

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

The following table summarizes our fixed cash obligations as of June 30, 2005 over various future periods (in thousands):

	As of June 30, 2005
	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Contractual Cash Obligations
Long-term debt (1)	$22,051	$17,285	$12,422	$64,411	$116,169
Restructuring costs	3,691	—	—	—	3,691
Operating leases	2,370	4,292	3,432	414	10,508

Total contractual cash obligations	$28,112	$21,577	$15,854	$64,825	$130,368

(1) Represents principal payments due under the senior credit facility, the convertible senior subordinated notes and the related interest. The interest on the senior credit facility for all periods has been computed using the interest rate in effect at June 30, 2005, and the interest rate on the convertible senior subordinated notes is fixed at 4.25%.

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

At June 30, 2005 we had a contingent liability for stand-by letters of credit totaling $23.6 million that generally were issued to secure our performance on customer contracts. Currently, there are no amounts drawn upon these letters of credit. At June 30, 2005, we had approximately $32.5 million of outstanding surety bonds on projects under our surety arrangements.

At June 30, 2005, we had unrestricted cash of approximately $32.5 million and approximately $47.3 million of available capacity under our revolving credit facility. Given the significant amount of new orders booked in the last half of 2004 and thus far in 2005, coupled with the less favorable payment terms on some of our larger Heat Recovery Equipment orders, we may need to use cash on hand and the revolving line of credit to fund our 2005 working capital needs, in addition to cash flows from operations. We estimate that capital expenditures in 2005 will not exceed $3.0 million. The amount of cash flows generated from operations is subject to a number of risks and uncertainties as described under “Item 1. Business- Risk Factors” in our Form 10-K for the year ended December 31, 2004. We may actively seek and consider additional acquisitions of or investments in complementary businesses, products or services. The consummation of any acquisition using cash will affect our liquidity.

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

Revenue Recognition- GPEG currently has three segments: Heat Recovery Equipment, Auxiliary Power Equipment and Industrial Services. Revenues and cost of sales for our Heat Recovery Equipment segment and lump-sum contracts in our Industrial Services segment are recognized on the percentage-of-completion method based on the percentage of actual hours incurred to date in relation to total estimated hours for each contract. Our estimate of the total hours to be incurred at any particular time has a significant impact on the revenue recognized for the respective period. The percentage-of-completion method is only allowed under certain circumstances in which the revenue process is long-term in nature (often in excess of one year), the products sold are highly customized and a process is in place whereby revenues, costs and margins can be accurately estimated. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income, and the effects of such revisions are recognized in the period that the revisions are determined. Under percentage-of-completion accounting, management must also make key judgments in areas such as percent complete, estimates of project costs and margin, estimates of total and remaining project hours and liquidated damages assessments. Any deviations from estimates could have a significant positive or negative impact on our results of operations. A one percent fluctuation of our estimate of percent complete would have increased or decreased our first six months 2005 revenues by approximately $0.8 million.

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

Revenues for our Industrial Services segment that are not recognized on the percentage-of-completion method, are primarily for routine maintenance service contracts with our customers. The revenues under these contracts are recognized as the services are performed based upon an agreed-upon price for the completed service or based upon the hours incurred and agreed upon hourly rates. On cost reimbursable contracts, revenue is recognized as costs are incurred and includes applicable fees earned through the date services are provided.

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

Nearly all of our contracts are entered into on a fixed-price basis. As a result, we benefit from cost savings, but have limited ability to recover for any cost overruns, except in those contracts where the scope has changed. Contract prices are established based in part on our projected costs, which are subject to a number of assumptions. The costs that we incur in connection with each contract can vary, sometimes substantially, from our original projections. Because of the large scale and long duration of our contracts, unanticipated changes may occur, such as customer budget decisions, design changes, delays in receiving permits and cost increases, which may delay delivery of our products and, in turn delay revenue recognition. In addition, instances may arise when estimated total costs are expected to exceed total project revenues. At the point in time when this is determined, the amount of the entire estimated loss on the project is recorded.

Warranty- Estimated costs related to product warranty are accrued as revenue is recognized and included in cost of sales. Estimated costs are based upon past warranty claims and sales history. Warranty terms vary by contract but generally provide for a term of three years or less. We manage our exposure to warranty claims by having our field service and quality assurance personnel regularly monitor our projects and maintain ongoing and regular communications with the customer. For the first six months of 2005, a one percent fluctuation of our warranty expense would have increased or decreased cost of goods sold by approximately $0.03 million.

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

Goodwill and Impairment of Long-Lived Assets- Under Statement of Financial Accounting Standards No. 142 (SFAS 142), we perform impairment analyses on our recorded goodwill and long-lived assets annually or whenever events and circumstances indicate that they may be impaired. The analyses include assumptions related to future revenues, cash flows, and net assets. This analysis is based primarily on assumptions about future events such as revenue and cash flow growth rates, discount rates and terminal value of the Company. Actual deviations from the assumptions used in the analysis could have a significant impact on the estimated fair values calculated. Factors that would cause a more frequent test for impairment include, among other things, a significant negative change in the estimated future cash flows of a reporting unit that has goodwill because of an event or a combination of events. We did not record any impairment provisions in fiscal year 2004 or the six months ended June 30, 2005.

Related Parties

Affiliates of Harvest are our largest stockholders. In addition, two of the directors that serve on our board are general partners of Harvest. During the first six months of fiscal years 2005 and 2004, we incurred consulting expenses from Harvest in the amounts of $0.3 million and $0.6 million, respectively. Under a management agreement with Harvest we are contractually committed to annual payments of certain fees for financial advisory and strategic planning services to Harvest as explained in Note 6 to the condensed consolidated financial statements.

Recent Accounting Pronouncements and Legislation

In December 2004, the FASB issued FASB 123R (revised 2004) “Share-Based Payment.” FASB 123R is a revision of FASB 123 “Accounting for Stock-Based Compensation,” and it supercedes APB Opinion No. 25 “Accounting for Stock Issued to Employees.” FASB 123R provides guidance on transactions whereby companies exchange equity instruments for goods and services. This new rule requires companies to expense the fair market value of stock options issued to employees. FASB 123R is effective for annual periods beginning after June 15, 2005 (fiscal year 2006 for the Company). The impact of FASB 123R on the Company is more fully described in Note 14 to the consolidated financial statements.

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

Credit Risks

Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. Given the nature of our business, we typically have significant amounts due from a relatively low number of customers. At June 30, 2005, 17% of our trade receivables were due from two customers. In order to reduce our risk of non-collection, we perform extensive credit investigation of all new customers.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on approximately $25.3 million of our borrowings as of June 30, 2005. Assuming this level of borrowings, a 100 basis point increase in interest rates under these borrowings would have increased our interest expense for the first six months of fiscal 2005 by approximately $0.1 million. However, under the terms of our new senior credit facility, we are allowed to lock into interest rates for a period of up to twelve months on our long-term debt. We entered into fixed rate agreements yielding an average rate of 4.55% with varying maturity dates extending as long as twelve months for our term loan balance of $21.3 million.

The interest rate on our convertible senior subordinated notes is fixed at 4.25% for the life of the notes.

Foreign Currency Exchange Risk

Portions of our operations are located in foreign jurisdictions including China, Europe and Mexico. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. In addition, sales of products and services are affected by the value of the United States dollar relative to other currencies. Changes in currency rates may affect our cost of labor or materials purchased in foreign countries. We attempt to manage portions of our foreign currency exposure through denomination of cash receipts and cash disbursements in the same currency. Periodically, we manage our foreign currency exposure through the use of foreign currency forward exchange agreements. Forward agreements with a notional amount of approximately $31.1 million were in place at June 30, 2005 with varying amounts due through August 2007. Currently, the Company recognizes changes in the fair values of the forward agreements through earnings. The changes in fair values of unrealized gains on the forward agreements of approximately $2.6 million for the six months ended June 30, 2005 are included in earnings through cost of sales. It is expected that the unrealized gain of $2.0 million recorded as of June 30, 2005, will be offset against future realized foreign currency losses as the physical transactions are settled with customers and vendors.

Given the significant increase in the value of our forward agreements over the past two years, our future earnings may be impacted by unrealized gains and losses resulting from changes in the Euro. A one percent, five percent and ten percent change in the forward rate would result in an additional unrealized gain or loss of $0.3 million, $1.4 million and $2.7 million, respectively, based on the amount hedged at June 30, 2005.

Steel Price Risk

Since no futures market exists for steel, it is difficult to implement forward hedging programs to purchase steel that we may require on any given project on which we bid. Additionally, given the competitive nature of the bidding process, we have chosen not to speculate on steel prices by placing large quantities of steel into inventory in anticipation that we may win any particular award. We have implemented various programs to minimize the impact of rising steel costs, by working more closely with our suppliers, our manufacturing partners and our customers. We shortened the time between proposal and order acceptance on most projects that we pursue, and we continually evaluate steps to minimize the impact of higher steel costs on our gross profit.

We remain vulnerable to higher steel costs and believe our gross margins will remain lower than our historical average. Given the volume of lower margin jobs that were booked into our backlog during late 2004, we believe it could take several quarters for our profitability to improve given the impact of higher than expected steel costs and the related competitive market conditions.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at June 30, 2005.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The internal controls at Williams Industrial Services Group, or “WISG,” which the Company acquired on April 11, 2005, and was not previously a U.S. public reporting company, are an area of focus for the Company. The Company is in the process of reviewing the internal controls at WISG and making any necessary changes. Pursuant to the guidance set forth by the staff of the Securities and Exchange Commission regarding recent acquisitions, WISG will not be included in management’s assessment of internal control over financial reporting for the year ended December 31, 2005.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to the disclosure under the “Litigation” heading provided in Note 6, “Litigation, Commitments and Contingencies” to the condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q, which disclosure is incorporated herein.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company (the Annual Meeting) was held on June 9, 2005, in Tulsa, Oklahoma. At the Annual Meeting, the stockholders of the Company elected Adrian W. Doherty Jr., Michael L. Greenwood and Jerry E. Ryan as Class I Directors for a three-year term expiring in 2008. The stockholders also ratified the appointment of PricewaterhouseCoopers LLP as the independent auditor of the Company for the fiscal year ending December 31, 2005.

There were present at the Annual Meeting, in person or by proxy, stockholders holding 44,298,000 shares of common stock of the Company or approximately 95 percent of the total stock outstanding and entitled to vote at the Annual Meeting. The table below describes the results of voting at the Annual Meeting.

	Votes For	Votes Against or Withheld	Abstentions	Broker Non-Votes
1 Election of Directors:
Adrian W. Doherty Jr.	43,036,945	1,903,399	—	—
Michael L. Greenwood	43,130,438	1,809,906	—	—
Jerry E. Ryan	43,131,678	1,808,666	—	—
2 Ratification of PricewaterhouseCoopers LLP as independent auditor of the Company for fiscal 2005	43,086,569	1,852,205	1,570	—

ITEM 6. EXHIBITS

Exhibits

2.1	Amendment to Purchase Agreement dated April 11, 2005, among the Company, Williams Industrial Services Group, L.L.C. and Williams Group International LLC (filed as exhibit 2.2 to the Company’s Current Report on Form 8-K dated April 15, 2005 and incorporated by reference herein).

10.1	Extension Agreement dated as of June 9, 2005, between the Company and Edgar G. Hotard (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 9, 2005 and incorporated by reference herein).

10.2	Amended and Restated Global Power Equipment Group Inc. Non-Qualified Stock Option Agreement Under the 2004 Stock Incentive Plan, dated July 14, 2005, between the Company and Larry D. Edwards (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 15, 2005 and incorporated by reference herein).

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Power Equipment Group Inc.

DATED: August 9, 2005	By: /s/ Reynolds Alain Brousseau
Reynolds Alain Brousseau
President and Chief Executive Officer
(Principal Executive Officer)

Global Power Equipment Group Inc.

DATED: August 9, 2005	By: /s/ James P. Wilson
James P. Wilson
Chief Financial Officer and Vice President of Finance
(Principal Financial Officer)

Exhibit Index

Exhibits

2.1	Amendment to Purchase Agreement dated April 11, 2005, among the Company, Williams Industrial Services Group, L.L.C. and Williams Group International LLC (filed as exhibit 2.2 to the Company’s Current Report on Form 8-K dated April 15, 2005 and incorporated by reference herein).

10.1	Extension Agreement dated as of June 9, 2005, between the Company and Edgar G. Hotard (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 9, 2005 and incorporated by reference herein).

10.2	Amended and Restated Global Power Equipment Group Inc. Non-Qualified Stock Option Agreement Under the 2004 Stock Incentive Plan, dated July 14, 2005, between the Company and Larry D. Edwards (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 15, 2005 and incorporated by reference herein).

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.