Form 10-Q
period 2005-09-30
GLOBAL POWER EQUIPMENT GROUP INC/
filed 2005-11-08
CIK 1136294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares of the Registrant’s common stock, $0.01 par value, outstanding at November 3, 2005 was 47,131,235.

GLOBAL POWER EQUIPMENT GROUP INC.

FORM 10-Q

September 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$8,270	$24,331
Restricted cash	—	16,669
Accounts receivable, net of allowance of $832 and $894	58,567	40,260
Inventories	9,778	8,857
Costs and estimated earnings in excess of billings	83,693	60,861
Deferred income taxes	8,024	10,576
Other current assets	20,947	15,966

Total current assets	189,279	177,520

Property, plant and equipment, net	22,646	22,983
Deferred income taxes	53,684	51,030
Goodwill	80,610	45,000
Intangible assets, net	27,037	4,736
Restricted cash	—	57,688
Other assets	7,875	7,937

Total assets	$381,131	$366,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$9,137	$16,854
Accounts payable	41,461	27,852
Accrued compensation and employee benefits	9,579	4,545
Accrued warranty	9,664	9,758
Billings in excess of costs and estimated earnings	41,432	52,707
Other current liabilities	11,948	8,005

Total current liabilities	123,221	119,721

Other long-term liabilities	4,851	4,374
Long-term debt, net of current maturities	87,500	78,750
Minority interest	1,700	1,629
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value, 5,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 100,000,000 shares authorized, 47,131,235 and 46,770,314 shares issued and outstanding, respectively	471	468
Paid-in capital deficit	(15,688)	(17,698)
Deferred compensation	(48)	(91)
Accumulated comprehensive income	2,679	3,636
Retained earnings	176,445	176,105

Total stockholders’ equity	163,859	162,420

Total liabilities and stockholders’ equity	$381,131	$366,894

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 25, 2004	September 30, 2005	September 25, 2004
Product revenues	$83,970	$59,720	$228,857	$171,867
Service revenues	28,888	—	64,974	—

Total revenues	112,858	59,720	293,831	171,867
Cost of product revenues	72,005	50,621	199,024	141,826
Cost of service revenues	25,313	—	57,739	—

Gross profit	15,540	9,099	37,068	30,041
Selling and administrative expenses	11,502	8,769	33,059	27,571

Operating income	4,038	330	4,009	2,470
Interest expense	1,289	185	3,348	496

Income before income taxes and minority interest	2,749	145	661	1,974
Income tax provision	1,045	55	251	750

Income before minority interest	1,704	90	410	1,224
Minority interest	23	—	70	—

Net income	$1,681	$90	$340	$1,224

Earnings per weighted average common share:
Basic	$0.04	$—	$0.01	$0.03

Weighted average number of shares of common stock outstanding-basic	47,010	46,330	46,915	46,104

Diluted	$0.04	$—	$0.01	$0.03

Weighted average number of shares of common stock outstanding-diluted	47,301	46,921	47,284	46,869

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30, 2005	September 25, 2004
Operating activities:
Net income	$340	$1,224
Adjustments to reconcile net income to net cash provided by (used in) operating activities-
Depreciation and amortization	4,525	3,012
Interest earned on restricted cash	(497)	—
Deferred income taxes	(102)	9,339
Loss on disposal of equipment	42	59
Stock-based compensation	703	487
Changes in operating items (Note 10)	(23,219)	(19,610)

Net cash provided by (used in) operating activities	(18,208)	(5,489)

Investing activities:
Proceeds from sale of equipment	—	14
Proceeds from restricted cash	74,854	—
Purchases of property, plant and equipment	(1,950)	(976)
Purchases of businesses	(71,451)	(8,516)

Net cash provided by (used in) investing activities	1,453	(9,478)

Financing activities:
Payments on long-term debt	(3,750)	(8,321)
Borrowings on revolving line of credit	4,783	4,369
Payments of debt financing costs	(333)	—
Proceeds from issuance of common stock	1,099	1,437

Net cash provided by (used in) financing activities	1,799	(2,515)

Effect of exchange rate changes on cash	(1,105)	(1,279)

Net decrease in cash and cash equivalents	(16,061)	(18,761)

Cash and cash equivalents, beginning of period	24,331	51,315

Cash and cash equivalents, end of period	$8,270	$32,554

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BUSINESS AND ORGANIZATION

Global Power Equipment Group Inc. and Subsidiaries (the Company or GPEG) designs, engineers and manufactures heat recovery and auxiliary power equipment and provides routine and specialty maintenance services. Our products include:

• heat recovery steam generators; • filter houses; • inlet systems; • gas turbine, steam turbine and generator enclosures;	• exhaust systems; • diverter dampers; • specialty boilers and related products; and • industrial boilers.

Our industrial services include:

• industrial painting and coatings; • insulation; • fossil fuel and hydroelectric power maintenance; • power related construction services;	• abatement; • roofing systems; • nuclear power maintenance; and • industrial construction services.

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

3. GOODWILL

With the closing of the acquisition of Williams Industrial Services Group on April 11, 2005 (See Note 15), the Company recorded goodwill of approximately $35.6 million. There were no other changes in the carrying amount of goodwill during the first nine months of fiscal 2005. During the third quarter of 2005, the Company completed an interim goodwill impairment test on the Auxiliary Power Equipment segment as the segment’s operating results indicated that the goodwill may have been impaired. Based on the results of the test, no impairment was identified at September 30, 2005. As discussed in the Critical Accounting Policies section of Part I., Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this quarterly report on Form 10-Q, these tests are based upon assumptions and factors that are subject to change and may have a significant impact on the results of the tests. As part of the Company’s accounting policies, it will complete its annual impairment testing during the fourth quarter of 2005. The balances by operating segment as of September 30, 2005 were as follows (in thousands):

Heat Recovery Equipment	Auxiliary Power Equipment	Industrial Services	Total
$ 25,230	$ 19,770	$ 35,610	$ 80,610

4. EARNINGS PER SHARE

Basic and diluted earnings per common share are calculated as follows (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 25, 2004	September 30, 2005	September 25, 2004
Basic earnings per common share:
Numerator:
Net income available to common stockholders	$1,681	$90	$340	$1,224

Denominator:
Weighted average shares outstanding *	47,010,003	46,330,266	46,914,507	46,104,092

Basic earnings per common share	$0.04	$—	$0.01	$0.03

Diluted earnings per common share:
Numerator:
Net income available to common stockholders	$1,681	$90	$340	$1,224

Denominator:
Weighted average shares outstanding *	47,010,003	46,330,266	46,914,507	46,104,092
Dilutive effect of options to purchase common stock	290,989	590,768	369,199	764,773

Weighted average shares outstanding assuming dilution	47,300,992	46,921,034	47,283,706	46,868,865

Diluted earnings per common share	$0.04	$—	$0.01	$0.03

* There were 1,189,000 and 467,500 of anti-dilutive stock options excluded from this calculation for the three and nine months ended September 30, 2005 and September 25, 2004, respectively. The Company must also include the impact of the conversion of the convertible notes (issued in November 2004) in its earnings per share calculation, unless the effect would be anti-dilutive. As of September 30, 2005, the $69.0 million of convertible notes are convertible into 6,503,299 common shares. The Company did not present the dilutive effect of the convertible shares for the three and nine months ended September 30, 2005, as the effect would have been anti-dilutive.

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

Periodically, the Company uses derivative financial instruments in the management of its foreign currency exchange and interest rate exposures. As of September 30, 2005, there were foreign currency forward exchange contracts outstanding with a notional amount of approximately $34.1 million with varying amounts due through August 2007. Currently, the Company recognizes changes in fair values of the forward agreements in earnings through costs of sales. The Company recorded unrealized gains on the forward agreements of approximately $0.3 million and $2.9 million for the three and nine months ended September 30, 2005, respectively. The Company recorded unrealized gains (losses) on the forward agreements of approximately ($0.02) million and $0.03 million for the three and nine months ended September 25, 2004, respectively. As of September 30, 2005 and December 31, 2004, the estimated fair value of the forward agreements recognized in the consolidated balance sheet was approximately $2.3 million and ($0.6) million, respectively.

It is expected that the unrealized gain of $2.3 million recorded as of September 30, 2005, will be offset against future realized foreign currency losses as the physical transactions are settled with customers and vendors.

6. LITIGATION, COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in legal actions which arise in the ordinary course of its business. Although the outcome of any such legal actions cannot be predicted, in the opinion of management, the resolution of any currently pending actions will not have a material adverse effect upon the consolidated financial position or results of operations of the Company.

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

A reconciliation of the changes to our warranty accrual for the periods indicated is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 25, 2004	September 30, 2005	September 25, 2004
Balance at beginning of period	$9,581	$15,196	$9,758	$15,004
Accruals during the period	364	399	2,574	6,150
Changes in previous accruals	244	(1,317)	811	(1,731)
Settlements made (in cash or in kind) during the period	(525)	(1,185)	(3,479)	(6,330)

Ending balance	$9,664	$13,093	$9,664	$13,093

The Company may have changes in previous accruals due to the lapse of warranty periods, lower than expected settlements under warranty claims, or higher than expected settlements under warranty claims. The Company continues to review its warranty accrual in light of its changing business operations and settlement experience.

Contingencies

At September 30, 2005, the Company had a contingent liability for issued and outstanding stand-by letters of credit totaling $36.2 million that generally were issued to secure performance on customer contracts. Currently, there are no amounts drawn upon these letters of credit. In addition, at September 30, 2005, the Company had outstanding surety bonds on projects of approximately $14.8 million.

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

The management agreement terminates on February 1, 2006, subject to automatic renewals of additional one-year periods commencing on February 1, 2006, and continuing indefinitely thereafter, unless terminated for cause or by Harvest. The management agreement will terminate in the event that the affiliates of Harvest sell more than 66.6% of the shares of the Company’s common stock they owned on May 23, 2001. As of September 30, 2005, based on information available in public filings, affiliates of Harvest owned 8,591,463 shares of the Company’s common stock which represents a 33.9% decline from the 13,000,263 shares they owned as of May 23, 2001.

7. DEBT

Senior Credit Facility

The Company’s senior credit facility provides for a term loan of $25.0 million and revolving credit facility of up to $75.0 million. The entire amount of the revolving credit facility may be used for issuance of letters of credit. Up to $15.0 million of the revolving credit facility may consist of foreign currency loans to the Company’s subsidiaries. The credit facility is used for working capital, issuance of letters of credit and other lawful corporate purposes.

At the Company’s option, amounts borrowed under the credit agreement bear interest at either the Eurocurrency rate or an alternate base rate, plus, in each case, an applicable margin. The applicable margin ranges from 1.75% to 3.25% in the case of a Eurocurrency rate loan, and from 0% to 1.50% in the case of a base rate loan, in each case, based on a leverage ratio. At September 30, 2005, the $20.0 million of term debt bore interest at an average rate of 5.52%.

The term loan is payable in quarterly installments of $1.25 million with the outstanding balance due on October 1, 2009. All amounts outstanding under the revolving credit facility are due and payable on October 1, 2008. On that date, the Company has the option, subject to certain conditions, to convert all or a portion of the revolving loans then outstanding to term loans due and payable on October 1, 2009. Borrowings under the revolving credit facility bear interest in the same manner described above, and the Company pays an unused facility fee of 0.35% to 0.50%, based on a leverage ratio. As of September 30, 2005, borrowings totaling $7.6 million were outstanding under the revolving credit facility, including $4.1 for borrowings in China, at an overall average interest rate of 5.92%.

The Company uses letters of credit in its normal course of business. Letters of credit totaling $27.2 million were issued and outstanding as of September 30, 2005 under the revolving credit facility. While no amounts had been drawn upon these letters of credit, the letters of credit outstanding reduce amounts available for borrowing under the revolving credit facility. An additional $9.0 million of unsecured letters of credit were issued and outstanding as of September 30, 2005 with a foreign bank, and no amounts had been drawn upon these letters of credit.

The senior credit agreement includes customary affirmative and negative covenants, such as limitations on the creation of new indebtedness and on certain liens, restrictions on certain transactions and payments and maintenance of a consolidated and senior leverage ratio, a consolidated fixed charge coverage ratio and a senior asset coverage ratio. A default under the credit agreement may be triggered by events such as a failure to comply with financial covenants or other covenants under the credit agreement, a failure to make payments when due under the credit agreement, a failure to make payments when due in respect of or a failure to perform obligations relating to other debt obligations in excess of $5.0 million, a change of control of the Company or certain insolvency proceedings. A default under the credit agreement would permit the participating banks to restrict the Company’s ability to further access the credit facility for loans, require the immediate repayment of any outstanding loans with interest and require the cash collateralization of outstanding letter of credit obligations.

The credit agreement prohibits the Company from paying cash dividends to its stockholders. The credit agreement is:

•	guaranteed by all of the Company’s domestic subsidiaries; and
•	secured by a lien on all of the property and assets of the Company’s domestic subsidiaries, including, without limitation, a pledge of all capital stock owned by the Company and its domestic subsidiaries, subject to a limitation of 65% of the voting stock of any foreign subsidiary.

Senior Credit Facility – Amendment Three

On November 3, 2005, the Company entered into an amendment (the Third Amendment) to the senior credit agreement.

Among other things, the Third Amendment:

•	amends the consolidated and senior leverage ratios and asset coverage ratio;

•	increases the unsecured letter of credit limit from $10 million to $15 million; and

•	increases the limitation on capital expenditures in any twelve month period from $3 million to $7 million.

Convertible Senior Subordinated Notes

On November 23, 2004, the Company completed a private placement of $69.0 million aggregate principal amount of its 4.25% convertible senior subordinated notes due 2011 (Notes). The Company used the net proceeds of the offering, together with cash on hand, to fund the purchase of Williams Industrial Services Group, or “WISG” as described in Note 15.

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

Other

As of September 30, 2005, the Company was in compliance with the covenants and restrictions of its loan agreements and securities purchase agreement.

8. SEGMENT INFORMATION

The “management approach” called for by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” has been used by Company management to present the segment information which follows. The Company considered the way its management team makes operating decisions and assesses performance and considered which components of its enterprise have discrete financial information available. Management makes decisions using a product group focus and its analysis resulted in three operating segments, Heat Recovery Equipment, Auxiliary Power Equipment and, beginning with the quarter ended June 30, 2005, a new segment known as “Industrial Services,” which reflects operating results for WISG. The Company evaluates performance based on net income or loss not including certain items as noted below. Intersegment revenues and transactions were not significant. Corporate assets consist primarily of cash and deferred tax assets. Interest income has not been allocated as cash management activities are handled at a corporate level.

Beginning with the quarter ended June 30, 2005, operating results for WISG started to be reported under a new segment known as “Industrial Services.”

The following table presents information about segment income (in thousands):

	Heat Recovery Equipment		Auxiliary Power Equipment		Industrial Services (1)
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30, 2005	September 25, 2004	September 30, 2005	September 25, 2004	September 30, 2005	September 25, 2004
Revenues	$63,537	$31,973	$20,433	$27,747	$28,888	$—
Interest expense	358	98	513	151	515	—
Depreciation and amortization	395	426	382	686	548	—
Income tax provision (benefit)	1,472	433	(535)	(292)	157	—
Segment income (loss)	2,379	707	(873)	(477)	256	—

(1)	Reflects the operating results for WISG since April 11, 2005, the date the Company acquired WISG.

	Heat Recovery Equipment		Auxiliary Power Equipment		Industrial Services (1)
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2005	September 25, 2004	September 30, 2005	September 25, 2004	September 30, 2005	September 25, 2004
Revenues	$146,265	$86,571	$82,592	$85,296	$64,974	$—
Interest expense	1,166	301	1,839	473	1,096	—
Depreciation and amortization	1,362	1,065	1,292	1,685	1,023	—
Income tax provision (benefit)	1,867	1,853	(1,855)	(805)	206	—
Segment income (loss)	2,976	3,023	(3,027)	(1,310)	337	—

(1)	Reflects the operating results for WISG since April 11, 2005, the date the Company acquired WISG.

The following table presents information, which reconciles segment information to consolidated totals (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 25, 2004	September 30, 2005	September 25, 2004
Net income:
Total segment income	$1,762	$230	$286	$1,713
Unallocated interest income	97	64	753	278
Other	(178)	(204)	(699)	(767)

Consolidated net income	$1,681	$90	$340	$1,224

The following table represents revenues by segment and product group (in thousands):

	Revenues
	Three Months Ended		Nine Months Ended
	September 30, 2005	September 25, 2004	September 30, 2005	September 25, 2004
Heat Recovery Equipment segment:
Heat recovery steam generators (HRSGs)	$46,392	$21,690	$102,974	$59,302
Specialty boilers	13,041	7,544	33,618	24,530
Industrial boilers	4,104	2,739	9,673	2,739

	63,537	31,973	146,265	86,571

Auxiliary Power Equipment segment:
Exhaust systems	3,424	9,315	23,712	30,445
Inlet systems	6,905	10,384	29,516	31,303
Other	10,104	8,048	29,364	23,548

	20,433	27,747	82,592	85,296

Industrial Services segment (1)	28,888	—	64,974	—

Total	$112,858	$59,720	$293,831	$171,867

(1)	Reflects the operating results for WISG since April 11, 2005, the date the Company acquired WISG.

The following table presents revenues by geographic region (in thousands):

	Revenues
	Three Months Ended		Nine Months Ended
	September 30, 2005	September 25, 2004	September 30, 2005	September 25, 2004
U.S. and Canada	$68,275	$15,096	$153,568	$65,565
South America	162	137	1,092	600
Europe	21,103	3,990	47,486	15,445
Asia	7,267	28,778	38,507	50,176
Middle East	6,541	10,005	20,193	37,541
Mexico	8,180	—	28,385	—
Other	1,330	1,714	4,600	2,540

Total	$112,858	$59,720	$293,831	$171,867

9. MAJOR CUSTOMERS

The Company has certain customers that represent more than 10% of consolidated revenues. The revenues for these customers as a percentage of the consolidated revenues are as follows:

	Revenues
	Three Months Ended		Nine Months Ended
	September 30, 2005	September 25, 2004	September 30, 2005	September 25, 2004
General Electric Company	35%	35%	36%	32%
Zhejiang Guohua Yuyao Gas Turbine Power Plant Co., Ltd.	0%	22%	0%	11%
All Others	65%	43%	64%	57%

Total	100%	100%	100%	100%

10. SUPPLEMENTAL CASH FLOW INFORMATION

Changes in current operating items were as follows (in thousands):

	Nine Months Ended
	September 30, 2005	September 25, 2004
Accounts receivable	$5,824	$12,665
Inventories	(903)	(869)
Costs and estimated earnings in excess of billings	(22,745)	(23,603)
Accounts payable	10,542	(2,564)
Accrued expenses and other	(4,553)	(14,653)
Billings in excess of costs and estimated earnings	(11,384)	9,414

	$(23,219)	$(19,610)

	Nine Months Ended
	September 30, 2005	September 25, 2004
Cash paid (received) during the period for:
Interest	$2,547	$394
Income taxes	802	(2,462)

During the first nine months of fiscal years 2005 and 2004, there was approximately $0.4 million and $4.1 million, respectively, of tax benefit related to stock options exercised that were reflected as an increase to paid-in capital.

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

12. COMPREHENSIVE INCOME

The table below presents comprehensive income for all applicable periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 25, 2004	September 30, 2005	September 25, 2004
Net income	$1,681	$90	$340	$1,224
Foreign currency translation adjustments	54	(849)	(957)	(1,354)

Comprehensive income (loss)	$1,735	$(759)	$(617)	$(130)

13. EMPLOYMENT AND OPERATIONAL RESTRUCTURING

In October 2003, the Company announced a management restructuring plan pursuant to which certain employees were offered either one-time termination or retirement benefits. Certain employees that were offered the retirement incentive packages entered into consulting agreements with the Company subsequent to their retirement. The expense related to the consulting agreements will be recognized as the services are provided over the term of the agreements. In addition, retiring employees were offered the right to amend their stock option agreements to extend the date such options remain exercisable from 90 days after termination of employment to one year after termination of employment. In some cases, this plan also provided for the acceleration of vesting for certain unvested stock options. Under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” the Company expensed the fair value of the options at the new measurement date. The Company recorded charges of approximately $0.3 million and $0.2 million during the third quarter of fiscal 2005 and 2004, respectively, and $1.7 million and $2.5 million during the first nine months of fiscal 2005 and 2004, respectively, related to the management restructuring plan.

Under the 2003 management restructuring plan, a retirement benefits agreement was entered into with the Company’s Chief Executive Officer (CEO), Larry Edwards, pursuant to which he determined his own future retirement date. Mr. Edwards retired from his position as CEO effective June 30, 2005. Mr. Edwards will continue as chairman of the board. Upon his retirement as CEO, Mr. Edwards received a payment of approximately $1.9 million, which was expensed in 2003 and paid in the quarter ended September 30, 2005. In addition, pursuant to the terms of the retirement benefits agreement the Company paid Mr. Edwards approximately $0.8 million. This amount was expensed in the second quarter of 2005. On June 30, 2005, the Company entered into a one-year consulting agreement with Mr. Edwards for $0.9 million to be paid in semi-monthly installments.

Under the Company’s current stock option plans, participants may exercise their vested options up to 90 days after their termination date. As part of his retirement benefits package, Mr. Edwards executed an extension agreement, on the retirement date, June 30, 2005, whereby certain of his stock options became immediately fully vested. In addition, instead of the normal 90-day exercise period, Mr. Edwards will have one year from his retirement date to exercise such options. With the execution of the extension agreement and these modifications being made to Mr. Edwards’ original stock option agreements, the Company incurred compensation expense in accordance with APB 25. The compensation expense was measured on the retirement date, June 30, 2005, as the excess of the fair value of the stock over the exercise prices times the number of stock options outstanding. The pre-tax charge recorded as of June 30, 2005 was approximately $0.5 million. In addition, on July 14, 2005, the Company amended its stock option agreement with Mr. Edwards under the 2004 Stock Incentive Plan to change the forfeiture date of the 75,000 options granted at $9.76 per share to be 90 days from the date Mr. Edwards no longer serves as a board member of the Company rather than 90 days from his retirement date. The intrinsic value of the 75,000 options was considered in the pre-tax charge recorded as of June 30, 2005.

In the second quarter of 2004, the Company merged the operations of Consolidated Fabricators, Inc. (CFI) with Braden Manufacturing, L.L.C. (Braden). The plan of merger included the closing of CFI’s manufacturing facilities in Toluca, Mexico and

Clinton, South Carolina. The Toluca plant is a leased facility while the Company owns the Clinton plant. In addition, the merger plan called for Braden to assume many of CFI’s administrative and management responsibilities. The Company recorded charges of approximately $0.2 million and $0.9 million during the first nine months of 2005 and 2004, respectively, in selling and administrative expenses related to the restructuring plan.

Approximately $0.8 million, $0.6 million and $0.5 million of the restructuring costs in the first nine months of 2005 were allocated to the Heat Recovery Equipment segment, Auxiliary Power Equipment segment and Industrial Services segment, respectively.

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

Had compensation cost been determined consistent with SFAS 123, the Company’s pro forma net income (loss) would have been as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 25, 2004	September 30, 2005	September 25, 2004
Net income (loss) available to common stockholders:
As reported	$1,681	$90	$340	$1,224

Stock-based compensation expense included in net income as reported *	90	—	435	302

Additional stock-based compensation expense had the fair value been applied to all awards	(368)	(185)	(1,474)	(991)

Pro forma	$1,403	$(95)	$(699)	$535

Basic income (loss) per common share :
As reported	$0.04	$—	$0.01	$0.03
Pro forma	0.03	—	(0.01)	0.01
Diluted income (loss) per common share:
As reported	$0.04	$—	$0.01	$0.03
Pro forma	0.03	—	(0.01)	0.01

*For the period ended September 30, 2005, stock-based compensation expense represents the amortization of restricted stock and the intrinsic value of stock options that were accelerated or modified as a result of the management restructuring plan described in Note 13, and for the intrinsic value of $0.04 million for 29,250 options of a former director that upon his departure from the Company, the option life was extended to one year. For the period ended September 25, 2004, stock-based compensation expense represents the intrinsic value of stock options that were accelerated as a result of the management restructuring plan described in Note 13.

In December 2004, the FASB issued FASB 123R (revised 2004) “Share-Based Payment.” FASB 123R is a revision of FASB 123 “Accounting for Stock-Based Compensation,” and it supercedes APB Opinion No. 25 “Accounting for Stock Issued to Employees.” FASB 123R provides guidance on transactions whereby companies exchange equity instruments for goods and services. This new rule requires companies to expense the fair market value of stock options issued to employees. The Company will be required to adopt FASB 123R in the first quarter of fiscal 2006, and it has chosen the “modified prospective” transition method whereby no prior periods will be restated. Based upon the options outstanding as of September 30, 2005, the Company expects to have a reduction in future net income of approximately $0.5 million and $0.1 million for the years ending December 31, 2006 and 2007, respectively. This expense may vary as new options may be issued, options may be forfeited or the terms of options may be modified.

The paid-in capital deficit decreased from December 31, 2004 to September 30, 2005 as a result of 147,921 stock options that were exercised during this period. A reconciliation of the changes in the account is as follows (in thousands):

Balance, December 31, 2004	$(17,698)
Tax benefit of stock options exercised	385
Proceeds from stock options exercised in excess of par value	1,096
Stock-based compensation	529

Balance, September 30, 2005	$(15,688)

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

The purchase price consisted of an Equity Purchase Price of $65.0 million, subject to a working capital adjustment, and a Deferred Purchase Price. Of the total Equity Purchase Price, including a preliminary working capital adjustment of $3.0 million, $61.0 million was paid in cash to the seller at closing, $6.5 million was deposited by the Company with an escrow agent as an “Indemnity Escrow Amount” to be held and released pursuant to the terms and provisions of the purchase agreement for WISG and an escrow agreement entered into at closing, and an additional $0.5 million was placed into escrow to be released upon a final determination of the Equity Purchase Price. Payment of the Deferred Purchase Price is contingent on the attainment by WISG of certain gross profit targets for 2005. The Deferred Purchase Price to the seller will range from zero to $0.9 million and will be payable by the Company in cash in 2006. In addition, the Company entered into award agreements with several members of WISG management whereas the Company will pay up to $2.1 million in restricted stock granted under the Company’s 2004 Incentive Stock Plan to the employees based upon attainment of the same gross profit targets noted above. Restricted stock issued to employees under these agreements will be recorded as compensation expense over the vesting period. Any restricted stock forfeited by the WISG employees during the earnout period will be payable to the seller of WISG in the form of cash in accordance with the purchase agreement. In addition, approximately $1.4 million of direct transaction costs have been incurred for the acquisition. The Company used the proceeds from the issuance of the convertible senior subordinated notes and cash on hand to fund the purchase of WISG.

The final purchase price will be determined based upon a final working capital adjustment and the Deferred Purchase Price of up to $0.9 million which are expected to be determined by December 31, 2005 and March 31, 2006, respectively. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands), subject to the final working capital adjustments, as noted above (currently estimated at $2.9 million of which $2.0 million has been paid and $0.9 million is recorded in accrued liabilities at September 30, 2005) and the estimated Deferred Purchase Price which is currently estimated at $0.2 million and recorded in accrued liabilities:

Current assets	$24,885
Property, plant and equipment	213
Goodwill	35,610
Intangible assets	23,400

Total assets acquired	84,108
Total current liabilities assumed	(11,518)

Net assets acquired	$72,590

The primary reasons for the acquisition of WISG are its outstanding service offerings, an experienced and knowledgeable management team and an excellent reputation in the marketplace. Moreover, WISG reaches into all segments of the power business and will allow the Company to expand its reach beyond gas turbine components. These are the contributing factors to the recording of goodwill in connection with this acquisition. The goodwill recorded for the WISG acquisition will be reported as part of the Industrial Services segment, and is expected to be fully deductible for income tax purposes.

Acquired intangibles assets are as follows (in thousands):

	Fair Value	Weighted Average Economic Life
Customer-related intangible assets (Backlog and customer relationships)	$10,900	5 years
Trade name	12,500	Indefinite

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

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 25, 2004	September 30, 2005	September 25, 2004
Total revenues	$112,858	$88,885	$346,704	$276,385

Income before income taxes and minority interest	$2,749	$1,197	$6,669	$7,714

Net income available to common stockholders	$1,681	$715	$4,009	$4,673

Earnings per weighted average common share:
Basic:
Net income available to common stockholders	$0.04	$0.02	$0.09	$0.10

Weighted average number of shares of common stock outstanding-basic	47,010	46,330	46,915	46,104

Diluted:
Net income available to common stockholders	$0.04	$0.02	$0.08	$0.10

Weighted average number of shares of common stock outstanding-diluted	47,301	46,921	47,284	46,869

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We design, engineer and manufacture a comprehensive range of equipment for gas turbine power plants and power related equipment for the global energy, power infrastructure and process industries. As a result of our April 11, 2005 acquisition of Williams Industrial Services Group, or WISG, we are also a provider of routine and specialty maintenance services to a wide range of utilities and industrial customers, including nuclear, fossil and hydroelectric power plants and pulp and paper mills. We conduct our business through three operating segments: our Heat Recovery Equipment segment, our Auxiliary Power Equipment segment and our Industrial Services segment, which is a new reporting segment commencing with the quarter ended June 30, 2005 as a result of the acquisition of WISG. Our corporate headquarters are located in Tulsa, Oklahoma. We have facilities in Plymouth, Minnesota; Tulsa, Oklahoma; Auburn, Massachusetts; Atlanta, Georgia; Monterrey, Mexico; Shanghai, China; Nanjing, China; and Heerlen, Netherlands.

The power generation equipment industry has historically experienced cyclical periods of growth and decline. The demand for our products and services depends, to a significant degree, on the level of construction of gas turbine power generation plants. For the first nine months of 2005 and 2004, approximately 63% and 84%, respectively, of our revenues were from sales of equipment and provision of services for gas turbine power plants. Beginning in 2002 and continuing through 2004, liquidity concerns in the merchant power generation industry coupled with concerns relating to the availability and relative price of natural gas have reduced the availability of financing for power plant development in the United States and have caused the domestic market for our products to significantly decline. The significant decline in domestic demand for such plants in 2002 through 2004 negatively impacted our bookings and revenues until the middle of 2004. During the last six months of 2004 and first nine months of 2005, we experienced an increase in our bookings, leaving our September 30, 2005 backlog at approximately $383.8 million compared to $388.4 million at June 30, 2005 and $218.0 million at September 25, 2004. The acquisition of WISG on April 11, 2005, added approximately $67.0 million of backlog as of the date of purchase. Approximately 33% of our first nine month 2005 bookings came from international projects, and as of September 30, 2005, approximately 50% of our backlog was from international projects. We anticipate that increasing demand for new power plants outside the United States will continue for the next several years.

The increase in demand for international projects is driven primarily by lower worldwide available electric capacity and the need for more power generation in countries experiencing significant economic growth. Asia’s growing economy and desire for cleaner burning power plants has resulted in much higher demand for gas turbine power products. In Europe, although economic growth is slower, demand for gas-fired power plants is strong. After retiring several nuclear power plants and some older coal-fired power plants, European countries are adding more gas-fired power plants and clean-burning coal plants. Finally, we continue to see increased demand for our products in the Middle East, primarily due to the development of liquefied natural gas and desalination plants that are powered by gas turbines.

The timing of revenues for the Heat Recovery Equipment and Auxiliary Power Equipment segments vary, in general, based on the region of the world in which the equipment is installed. Customers in developing countries tend to purchase simple-cycle power plants that involve products solely from the Auxiliary Power Equipment segment in order to complete construction and operate the power plant as soon as possible. Some customers may subsequently purchase the Heat Recovery Equipment in order to convert the power plant from a simple-cycle plant to a combined-cycle plant, thereby increasing the plant’s efficiency and power output. Customers in the United States tend to purchase both Heat Recovery and Auxiliary Power Equipment segment products at the same time. Heat

Recovery Equipment segment timing of revenues is impacted by the length of time projects span, typically 12 to 18 months. We recognize the revenues from these projects under the percentage of completion method. As a result, the revenues associated with these projects are impacted by the progress of engineering and manufacturing. In the Auxiliary Power Equipment Segment, we typically compete to provide individual systems, such as exhaust systems and inlet systems, within the same power plant. Sometimes, we are contracted to provide only one of the auxiliary power systems for the new power plant impacting our sales mix within the Auxiliary Power Equipment segment. We recognize revenues within the Auxiliary Power Equipment segment under the completed contract method; consequently, delays in scheduled shipments can vary our revenues from quarter to quarter.

Continuing our efforts to maximize profitability by shifting manufacturing capacity to even lower-cost sources, we announced in the second quarter of 2004 our plans to merge the operations of our subsidiaries, Consolidated Fabricators, Inc. and Braden Manufacturing, L.L.C. The merger occurred in June 2004. During the fourth quarter of 2004, we closed our manufacturing facilities in Toluca, Mexico and Clinton, South Carolina. The production from these plants was moved to other Company facilities and to subcontractors. The restructuring charges incurred thus far to complete the merger were approximately $1.8 million, primarily for the write down of the Clinton facility, severance and lease cancellations. We estimate annual cost savings of at least $2.0 million. We recorded charges of approximately $0.2 million during the first nine months of fiscal year 2005 in selling and administrative expenses related to the restructuring plan.

On July 30, 2004, we completed the purchase of a 90% interest in Nanjing Boiler Works (NBW). The purchase price was $10.9 million. We have the right to purchase the remaining 10% interest in NBW in January 2006. We later changed the name of NBW to Deltak Power Equipment (China) Co., Ltd (DPEC). This acquisition is important to the Heat Recovery Equipment segment of the business from a strategic perspective because DPEC owns licenses necessary to manufacture and sell boilers in China and to export its products to most countries throughout the world. DPEC owns a fully functioning, state-of-the-art manufacturing plant. In addition, this acquisition provides a manufacturing cost advantage to our products segments and better access to customers within China. However, the fact that DPEC is qualified to manufacture and sell boilers in China does not guarantee that it will be successful in obtaining a significant number of new orders.

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

Effective December 31, 2004, our Board of Directors approved a change in the fiscal year-end from the last Saturday in December to December 31. As a result, references in this discussion to the third quarter of fiscal year 2004 refer to the three months ended September 25, 2004.

Results of Operations

The table below represents the operating results of the Company for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 25, 2004	September 30, 2005	September 25, 2004
Product revenues	$83,970	$59,720	$228,857	$171,867
Service revenues	28,888	—	64,974	—

Total revenues	112,858	59,720	293,831	171,867
Cost of product revenues	72,005	50,621	199,024	141,826
Cost of service revenues	25,313	—	57,739	—

Gross profit	15,540	9,099	37,068	30,041
Selling and administrative expenses	11,502	8,769	33,059	27,571

Operating income	4,038	330	4,009	2,470
Interest expense	1,289	185	3,348	496

Income before income taxes and minority interest	2,749	145	661	1,974
Income tax provision	1,045	55	251	750

Income before minority interest	1,704	90	410	1,224
Minority interest	23	—	70	—

Net income	$1,681	$90	$340	$1,224

Three months ended September 30, 2005 compared to three months ended September 25, 2004

Revenues

Revenues increased 89.0% to $112.9 million for the third quarter of fiscal year 2005 from $59.7 million for the third quarter of fiscal year 2004. This increase is primarily due to the revenues derived from the Industrial Services segment for the period starting on April 11, 2005, with the acquisition of WISG. In addition, product revenues have increased due to the increase in bookings during the last quarter of 2004 resulting from the higher international demand for Heat Recovery equipment.

The following table sets forth our revenues for the third quarter of fiscal years 2005 and 2004 by segment and product group (dollars in thousands):

	Three Months Ended		Percentage Change
	September 30, 2005	September 25, 2004
Heat Recovery Equipment segment:
HRSGs	$46,392	$21,690	113.9%
Specialty boilers	13,041	7,544	72.9%
Industrial boilers	4,104	2,739	49.8%

Total segment	63,537	31,973	98.7%

Auxiliary Power Equipment segment:
Exhaust systems	3,424	9,315	-63.2%
Inlet systems	6,905	10,384	-33.5%
Other	10,104	8,048	25.5%

Total segment	20,433	27,747	-26.4%

Industrial Services segment (1):	28,888	—	—

Total	$112,858	$59,720	89.0%

(1)	Reflects the operating results for WISG since April 11, 2005, the date the Company acquired WISG.

Heat Recovery Equipment segment revenues increased overall by 98.7% to $63.5 million for the third quarter of fiscal year 2005. The overall increase in the Heat Recovery Equipment segment was primarily driven by increased revenues for HRSGs. The increase in revenues from HRSGs for the third quarter of 2005 was due to the increased percentage of completion on major HRSG projects generated from the increased level of bookings in late 2004 compared to bookings in late 2003. The increase in revenues for specialty boilers for the third quarter of fiscal year 2005 was primarily due to increased bookings during the previous quarter and an increased level of shipments during the current quarter. The higher industrial boiler product revenues were due to the acquisition of DPEC on July 30, 2004; therefore, the 2005 third quarter included three full months of revenue compared to only two months in 2004.

The Auxiliary Power Equipment segment revenues decreased 26.4% to $20.4 million for the third quarter of fiscal year 2005. Revenues for exhaust systems and inlet systems decreased by 63.2% and 33.5%, respectively. The decrease in revenues in exhaust systems and inlet systems was primarily due to decreased bookings in the second quarter of 2005 and delays in shipments in the third quarter of 2005 that will move shipments into the fourth quarter of 2005. Other equipment revenues, which include repair and replacement parts, increased 25.5% to $10.1 million primarily due to increased shipments during the third quarter.

Industrial Services Segment revenues were $28.9 million for the third quarter of 2005. As we acquired WISG on April 11, 2005, there were no comparable revenues for the third quarter of fiscal year 2004.

The following table presents our revenues by geographic region (dollars in thousands):

	Three Months Ended
	September 30, 2005		September 25, 2004
	Revenue	Percent of Total	Revenue	Percent of Total
U.S. and Canada	$68,275	60.5%	$15,096	25.3%
South America	162	0.1%	137	0.2%
Europe	21,103	18.7%	3,990	6.7%
Asia	7,267	6.4%	28,778	48.2%
Middle East	6,541	5.8%	10,005	16.7%
Mexico	8,180	7.2%	—	0.0%
Other	1,330	1.3%	1,714	2.9%

Total	$112,858	100.0%	$59,720	100.0%

Revenues in the United States and Canada comprised 60.5% of our revenues for the third quarter of fiscal year 2005 and 25.3% for the third quarter of fiscal year 2004. Revenues in the United States and Canada increased by $53.2 million for the third quarter of fiscal year 2005, primarily as a result of the acquisition of WISG, which accounted for $28.9 million of the increase. The remaining increase of $24.3 million was from our product revenues and is primarily due to the increased progress on our long-term projects in the United States and Canada that were recorded to backlog during the later part of 2004 and early 2005.

Revenues in Europe increased by $17.1 million for the third quarter of fiscal year 2005 to $21.1 million from $4.0 million for the third quarter of 2004. The increase in revenues in Europe is due to the increased progress on our long-term Heat Recovery projects. Revenues in Asia decreased by $21.5 million for the third quarter of fiscal year 2005 to $7.3 million from $28.8 million for the third quarter of 2004 due primarily to several large Heat Recovery projects in China that were completed during 2004. This decrease was partially offset by an increase in our industrial boiler sales in China which were higher for the third quarter of 2005 versus 2004, as discussed above. During 2005, we expected to bid on several large projects in China; however, the projects have been placed on hold until adequate natural gas supply becomes available. Middle East revenues decreased to $6.5 million for the third quarter of fiscal year 2005 from $10.0 million for the third quarter of 2004 primarily as a result of several large orders shipped to Kuwait and the United Arab Emirates in fiscal 2004. Revenues in Mexico for the third quarter of fiscal year 2005 were $8.2 million due to the increased progress on a long-term Heat Recovery project that did not start until 2005.

Gross Profit

Gross profit increased 70.8% to $15.5 million for the third quarter of fiscal year 2005 from $9.1 million for the third quarter of fiscal year 2004 due to an increase in the Heat Recovery segment and the acquisition of WISG on April 11, 2005, which contributed $3.6 million for the quarter from service revenues. Gross profit as a percentage of revenues decreased overall to 13.8% in the third quarter of fiscal year 2005 from 15.2% in the third quarter of fiscal year 2004. The decrease in gross profit as a percentage of revenues is primarily due to the revenues from our Industrial Services segment, which had a margin percentage of 12.4%. Service revenues are expected to a have a lower gross profit as a percentage of sales than product revenues. Although revenues from the Heat Recovery Equipment segment increased during the third quarter of 2005, the gross profit percentage has declined in this segment due to the continued progress of projects with lower margins, as discussed in the second quarter of 2005. Offsetting this decline in gross profit for the quarter was a benefit of $4.6 million resulting from the negotiated termination of a contract, coupled with a new order, in the third quarter of 2005. Unrealized gains on our foreign currency hedge contracts had a favorable impact in the gross margin of approximately $0.3 million for the third quarter of 2005. Gross profit in the Heat Recovery Equipment segment is expected to increase over the next year, as lower margin jobs are brought to completion and are replaced with higher margin jobs.

Selling and Administrative Expenses

Selling and administrative expenses increased 31.2% to $11.5 million for the third quarter of fiscal year 2005 from $8.8 million for the third quarter of fiscal year 2004. This increase is due to several factors including: the acquisition of WISG on April 11, 2005, which increased expenses by $2.1 million for the quarter and includes approximately $0.5 million of amortization expense of customer-related intangible assets, and approximately $0.3 million of compensation costs related to the previously disclosed management restructuring, as discussed in Note 13 to the condensed consolidated financial statements. As a percentage of revenues, selling and administrative expenses decreased to 10.2% for the third quarter of fiscal year 2005, from 14.7% for the comparable period of fiscal year 2004, mainly as a result of our increasing revenues.

Operating Income

Operating income increased to $4.0 million for the third quarter of fiscal year 2005 from income of $0.3 million in the third quarter of fiscal year 2004. The increase in gross profit, partially offset by higher selling and administrative expenses, was the main contributor to this increase.

Interest Expense

Interest expense increased to $1.3 million for the third quarter of fiscal year 2005 from $0.2 million for the third quarter of fiscal year 2004. This increase is due primarily to an increase in total debt to $96.6 million at September 30, 2005 compared to total debt of $21.0 million at September 25, 2004. The issuance of the $69.0 million of convertible senior subordinated notes in November 2004, used to finance our WISG acquisition, contributed to the overall increase in long-term debt and resulted in $0.8 million of additional interest expense for the third quarter of 2005. Our weighted average borrowing rate under the senior credit facility has also increased by approximately 255 basis points from September 25, 2004 due primarily to increases in prevailing market interest rates. At September 30, 2005, our weighted average borrowing rate under the senior credit facility was 5.63%.

Income Taxes

The Company is currently reflecting a 38.0% effective tax rate in the tax provision. The reduction of the deferred tax asset related to the amortization of goodwill will allow us to reduce cash paid for future taxes by approximately $7.9 million annually, but will not reduce future income tax expense. We had approximately $20.7 million of net operating loss carryforwards at September 30, 2005.

Nine months ended September 30, 2005 compared to nine months ended September 25, 2004

Revenues

Revenues increased 71.2% to $294.1 million for the nine months ended September 30, 2005 from $171.9 million for the nine months ended September 25, 2004. This increase is primarily due to the revenues derived from the Industrial Services segment of $65.0 million for the period starting on April 11, 2005, with the acquisition of WISG. In addition, revenues have increased due to the increase in bookings during the last quarter of 2004 resulting from the higher international demand for Heat Recovery equipment.

The following table sets forth our revenues for the first nine months of fiscal years 2005 and 2004 by segment and product group (dollars in thousands):

	Nine Months Ended		Percentage Change
	September 30, 2005	September 25, 2004
Heat Recovery Equipment segment:
HRSGs	$102,974	$59,302	73.6%
Specialty boilers	33,618	24,530	37.0%
Industrial boilers	9,673	2,739	253.2%

Total segment	146,265	86,571	69.0%

Auxiliary Power Equipment segment:
Exhaust systems	23,712	30,445	-22.1%
Inlet systems	29,516	31,303	-5.7%
Other	29,364	23,548	24.7%

Total segment	82,592	85,296	-3.2%

Industrial Services segment (1):	64,974	—	—

Total	$293,831	$171,867	71.0%

(1)	Reflects the operating results for WISG since April 11, 2005, the date the Company acquired WISG.

Heat Recovery Equipment segment revenues increased overall 69.0% to $146.3 million for the first nine months of fiscal year 2005. The overall increase in the Heat Recovery Equipment segment was driven by increased revenues for HRSGs and an increased percentage completion on the HRSG projects. The increase in revenues from specialty boiler products for the first nine months of 2005 was due to the increased level of bookings in late 2004 compared to bookings in late 2003. The increase in demand for specialty boiler products has resulted primarily from customer compliance with clean air regulations and from refineries that have added boilers to increase the efficiency of their operations. The higher industrial boiler product revenues were due to the acquisition of DPEC on July 30, 2004; therefore, the first nine months of 2004 only included two months of revenue.

The Auxiliary Power Equipment segment revenues decreased overall 3.2% to $82.6 million for the first nine months of fiscal year 2005. Revenues for exhaust systems decreased by 22.1% to $23.7 million and revenues for inlet systems decreased by 5.7% to $29.5 million. The decrease in revenues in exhaust systems and inlet systems was primarily due to decreased bookings in the second quarter of 2005 and delays in shipments in the third quarter of 2005 that will move shipments into the fourth quarter of 2005. Other equipment revenues, which include repair and replacement parts, increased by 24.7% to $29.4 million for the nine months ended September 30, 2005, primarily due to the completion and shipment of orders booked in the later part of 2004.

Industrial Services segment revenues were $65.0 million for the first nine months of 2005, which only include revenues from the date of acquisition, April 11, 2005, to September 30, 2005. As we acquired WISG on April 11, 2005, there were no comparable revenues for the first nine months of fiscal year 2004.

The following table presents our revenues by geographic region (dollars in thousands):

	Nine Months Ended
	September 30, 2005		September 25, 2004
\	Revenue	Percent of Total	Revenue	Percent of Total
U.S. and Canada	$153,568	52.3%	$65,565	38.1%
South America	1,092	0.4%	600	0.4%
Europe	47,486	16.1%	15,445	9.0%
Asia	38,507	13.1%	50,176	29.2%
Middle East	20,193	6.9%	37,541	21.8%
Mexico	28,385	9.7%	—	0.0%
Other	4,600	1.5%	2,540	1.5%

Total	$293,831	100.0%	$171,867	100.0%

Revenues in the United States and Canada comprised 52.3% of our revenues for the first nine months of fiscal year 2005 and 38.1% for the first nine months of fiscal year 2004. Revenues in the United States and Canada increased 134.2% to $153.6 million for the first nine months of fiscal year 2005, primarily as a result of the acquisition of WISG, which accounted for $65.0 million of the $88.0 million increase. The remaining increase in product revenues in the United States and Canada is primarily due to the increased progress on our long-term projects in the United States and Canada that were recorded to backlog during the later part of 2004 and early 2005.

Revenues in Europe increased 207.5% for the first nine months of fiscal year 2005 to $47.5 million from $15.4 million for the first nine months of fiscal year 2004. The increase in revenues in Europe is due to the increased progress on our long-term Heat Recovery projects. Revenues in Asia decreased 23.3% for the first nine months of fiscal year 2005 to $38.5 million from $50.2 million for the first nine months of 2004 due primarily to several large Heat Recovery projects in China that were completed during 2004. This decrease was partially offset by an increase in our industrial boiler sales in China which were higher for the first nine months of 2005 versus 2004, as discussed above. During 2005, we expected to bid on several large projects in China; however, the projects have been placed on hold until adequate natural gas supply becomes available. Middle East revenues decreased to $20.2 million for the first nine months of fiscal year 2005 from $37.5 million for the same period of 2004 primarily as a result of several large orders shipped to Kuwait and the United Arab Emirates in fiscal 2004. Revenues in Mexico for the first nine months of fiscal year 2005 were $28.4 million due to the increased progress on a long-term Heat Recovery project that did not start until 2005.

Gross Profit

Gross profit increased 23.4% to $37.1 million for the first nine months of fiscal year 2005 from $30.0 million for the first nine months of fiscal year 2004 due primarily to the acquisition of WISG on April 11, 2005, which contributed $7.2 million for the period from service revenues. Gross profit as a percentage of revenues decreased overall to 12.6% in the first nine months of fiscal year 2005 from 17.5% in the first nine months of fiscal year 2004. The decrease in gross profit as a percentage of revenues was due primarily to the revenues from our Industrial Services segment, which had a margin percentage of 11.1%. Additionally, although revenues from the Heat Recovery Equipment segment increased during the first nine months of 2005, the gross profit percentage has declined in this segment as well as in the Auxiliary Power Equipment segment. Offsetting this decline in gross profit percentage in the Heat Recovery Equipment segment, was a benefit of $4.6 million resulting from the negotiated termination of a contract, coupled with a new order, in the third quarter of 2005. In addition, unrealized gains on our foreign currency hedge contracts had a favorable impact in the gross margin of approximately $2.9 million for the first nine months of 2005. The primary reasons for the decrease in product revenues margins are continued higher steel prices, competitive pressure, higher than expected warranty costs, as well as unanticipated additional engineering and manufacturing costs on several major gas turbine projects in the second quarter of 2005. However, we have implemented various programs to minimize the impact of rising steel costs, by working more closely with our suppliers, our manufacturing partners and our customers. We shortened the time between proposal and order acceptance on most projects that we pursue, and we continually evaluate steps to minimize the impact of higher steel costs on our gross profit. Gross profit in the Heat Recovery Equipment segment is expected to increase over the next year, as lower margin jobs are brought to completion and are replaced with higher margin jobs.

Selling and Administrative Expenses

Selling and administrative expenses increased 19.9% to $33.0 million for the first nine months of fiscal year 2005 from $27.6 million for the first nine months of fiscal year 2004. This increase is due to several factors including: the acquisition of WISG on April 11, 2005, which increased expenses by $3.9 million for the period and includes approximately $1.0 million of amortization expense of customer-related intangible assets, expenses related to DPEC of $1.9 million which was not acquired until July 30, 2004 and approximately $1.7 million of compensation costs related to the previously disclosed management restructuring, as discussed in Note 13 to the condensed consolidated financial statements.

These increases were offset by approximately $2.3 million of management restructuring costs incurred in the first nine months of fiscal year 2004. As a percentage of revenues, selling and administrative expenses decreased to 11.3% for the first nine months of fiscal year 2005, from 16.0% for the comparable period of fiscal year 2004, mainly as a result of our increasing revenues.

Operating Income

Operating income increased to $4.0 million for the first nine months of fiscal year 2005 from $2.5 million in the first nine months of fiscal year 2004 The increase in gross profit, partially offset by higher selling and administrative expenses, was the main contributor to this increase.

Interest Expense

Interest expense increased to $3.3 million for the first nine months of fiscal year 2005 from $0.5 million for the first nine months of fiscal year 2004. This increase is due primarily to an increase in total debt to $96.6 million at September 30, 2005 compared to total debt of $21.0 million at September 25, 2004. The issuance of the $69.0 million of convertible senior subordinated notes in November 2004, used to finance our WISG acquisition, contributed to the overall increase in long-term debt and resulted in $2.5 million of additional interest expense for the first nine months of 2005. Our weighted average borrowing rate under the senior credit facility has also increased by approximately 255 basis points from September 25, 2004 due primarily to increases in prevailing market interest rates. At September 30, 2005, our weighted average borrowing rate under the senior credit facility was 5.63%. Interest expense for the first nine months of fiscal 2005 was partially offset by approximately $0.5 million in interest income from restricted cash. With the majority of the restricted cash being used in the closing of the WISG acquisition in April 2005, this level of interest income is not expected to continue throughout the remainder of fiscal 2005.

Income Taxes

The Company is currently reflecting a 38.0% effective tax rate in the tax provision. The reduction of the deferred tax asset related to the amortization of goodwill will allow us to reduce cash paid for future taxes by approximately $7.9 million annually, but will not reduce future income tax expense. We had approximately $20.7 million of net operating loss carryforwards at September 30, 2005.

Backlog

Backlog was approximately $383.8 million at September 30, 2005, compared to $388.4 million at June 30, 2005 and $218.0 million at September 25, 2004. Based on production and delivery schedules, we believe that up to approximately $330.1 million, or 85%, of our backlog at September 30, 2005 will be recognized as a portion of our revenues during the next 12 months. Our backlog consists of firm orders from our customers for projects in progress. Project bookings can only be reflected in the backlog when the customers have made a firm commitment to purchase our products or services. Backlog may vary significantly quarter to quarter due to the timing of those commitments. For the first nine months of 2005, our net bookings were approximately $369.9 million of which $67.0 million was contributed on the date of purchase from the April 11, 2005 acquisition of WISG, compared to $229.0 million for the first nine months of 2004.

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

Operating Activities

Net cash used in operations increased to $18.2 million for the first nine months of fiscal year 2005, from $5.5 million for the first nine months of fiscal year 2004. The primary reason for the decrease in cash in 2005 is due to negative working capital changes. Increased costs in excess of billings and decreased billings in excess of costs due to less favorable payment terms on some of our larger Heat Recovery Equipment orders accounted for the most significant use of working capital during the third quarter and first nine months of 2005. As these projects begin to approach completion in late 2005 and early 2006, they are expected to have a more positive impact on our cash flows from operations and cash on hand. In addition, in October 2005, we received an anticipated $14.1 million income tax refund that increased our cash available for operations.

Investing Activities

Net cash provided by investing activities was $1.5 million for the first nine months of fiscal year 2005 as compared to net cash used of $9.5 million for the first nine months of fiscal year 2004. The increase in the amount of cash provided by investing activities was due to the proceeds and interest on the restricted cash funded by the November 2004 issuance of our convertible senior subordinated notes in excess of the cash paid to date for the purchase of WISG. The increase in capital expenditures over the prior year is primarily related to expanding the facilities and manufacturing capabilities at DPEC. Capital expenditures in 2005 are not expected to exceed $3.0 million.

Financing Activities

Net cash provided by financing activities was $1.8 million in the first nine months of fiscal year 2005 compared to cash used of $2.5 million in the first nine months of fiscal year 2004. Our debt payments in the first nine months of fiscal 2005 of $3.8 million were significantly lower than the $8.3 million of voluntary prepayments in the first nine months of fiscal 2004. This decrease in debt payments was offset by slightly higher borrowings on our senior credit facility of $4.8 million in the first nine months of 2005, compared to $4.4 million in 2004. There were approximately 0.4 million and 1.1 million stock options exercised in the first nine months of fiscal 2005 and 2004, respectively, that also contributed to the cash flows from financing activities.

At September 30, 2005, we had significantly less cash on hand as compared to June 30, 2005. However, we expect to generate positive cash flows from operations in the fourth quarter of 2005 and first quarter of 2006, primarily due to progress payment collections on a few of our large HRSG projects. To the extent these cash flows are not adequate to meet our working capital needs, we have the ability to borrow under our revolving credit facility. The amount of cash flows generated from operations is subject to a number of risks and uncertainties as described under “Item 1. Business- Risk Factors” in our Form 10-K for the year ended December 31, 2004. We may actively seek and consider additional acquisitions of or investments in complementary businesses, products or services. The consummation of any acquisition using cash will affect our liquidity.

Based on the terms of the senior credit and convertible notes agreements, all of our cash ($8.3 million) was unrestricted at September 30, 2005. During 2005, we have used approximately $65 million of our restricted cash for the purchase of WISG on April 11, 2005. The remaining amount of restricted cash, including interest earned, was escrowed until August 2, 2005, to be used in the event that the noteholders caused us to redeem up to $9.0 million of the notes. This right to cause us to redeem expired unexercised by the noteholders, and the cash was available to us without restriction during the third quarter of 2005.

Both the senior credit facility and the convertible senior subordinated notes require the Company to comply with various operating and financial covenants. In March 2005, a second amendment to our senior credit agreement waived our compliance with the “Consolidated Fixed Charge Coverage Ratio” solely for the period ended March 31, 2005 and amended our senior and leverage ratios. We were in compliance with such amended covenants as of September 30, 2005. Management currently anticipates that the Company will comply with these amended covenants for the remainder of 2005. However, because our financial performance is impacted by various economic, financial, and industry factors, we cannot say with certainty whether we will satisfy these covenants in the future. Noncompliance with these covenants would constitute an event of default, allowing the lenders to accelerate the repayment of any borrowings outstanding under the related senior credit facility and convertible notes. While no assurances can be given, we believe that we would be able to successfully negotiate amended covenants or obtain waivers if an event of default were imminent; however, we might be required to make certain financial concessions. Our business, results of operations and financial condition would be adversely affected if we were unable to successfully negotiate amended covenants or obtain waivers on acceptable terms.

At September 30, 2005, our senior credit facility consisted of a term loan of $25 million and a revolving loan of up to $75 million, which revolving loan supported our letters of credit. At September 30, 2005, we had $20.0 million outstanding under the term loan and $7.6 million outstanding under the revolving credit facility, including $4.1 for borrowings in China. Letters of credit totaling $36.2 million were issued and outstanding at September 30, 2005, including $9.0 million unsecured letters of credit from a foreign bank. There have been no drawings under these letters of credit. At September 30, 2005, we had approximately $40.2 million of available capacity under our revolving credit facility.

On November 3, 2005, we entered into an amendment (the Third Amendment) to the senior credit agreement.

Among other things, the Third Amendment:

•	amends the consolidated and senior leverage ratios and asset coverage ratio;
•	increases the unsecured letter of credit limit from $10 million to $15 million; and
•	increases the limitation on capital expenditures in any twelve month period from $3 million to $7 million.

Cash Obligations

Under various agreements, we are obligated to make future cash payments in fixed amounts. These include principal and interest payments under our senior credit facility and convertible senior subordinated notes, advisory fees under our agreement with Harvest Partners, Inc. (Harvest), the 2003 management restructuring plan (including retirement and severance benefits and consulting fees) and rent payments required under operating lease agreements. Our contractual obligations have not changed significantly since June 30, 2005.

Critical Accounting Policies

The following discussion of accounting policies is intended to supplement the Summary of Significant Accounting Policies presented as Note 2 to the consolidated financial statements and included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K for the fiscal year ended December 31, 2004, filed with the U.S. Securities and Exchange Commission. These policies were selected because a fluctuation in actual results versus expected results could materially affect our operating results and because the policies require significant judgments and estimates to be made each quarter. Our accounting related to these policies is initially based on our best estimates at the time of original entry in our accounting records. Adjustments are periodically recorded when our actual experience differs from the expected experience underlying the estimates. These adjustments could be material if our experience were to change significantly in a short period of time. On a monthly basis, we compare our actual experience to our expected experience in order to further mitigate the likelihood of material adjustments.

Revenue Recognition- We currently have three segments: Heat Recovery Equipment, Auxiliary Power Equipment and Industrial Services. Revenues and cost of sales for our Heat Recovery Equipment segment and lump-sum contracts in our Industrial Services segment are recognized on the percentage-of-completion method based on the percentage of actual hours incurred to date in relation to total estimated hours for each contract. Our estimate of the total hours to be incurred at any particular time has a significant impact on the revenue recognized for the respective period. The percentage-of-completion method is only allowed under certain circumstances in which the revenue process is long-term in nature (often in excess of one year), the products sold are highly customized and a process is in place whereby revenues, costs and margins can be accurately estimated. Changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to costs and income, and the effects of such revisions are recognized in the period that the revisions are determined. Under percentage-of-completion accounting, management must also make key judgments in areas such as percent complete, estimates of project costs and margin, estimates of total and remaining project hours and liquidated damages assessments. Any deviations from estimates could have a significant positive or negative impact on our results of operations. A one percent fluctuation of our estimate of percent complete would have increased or decreased our first nine months 2005 revenues by approximately $1.4 million.

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

During the course of a project or when a project has been completed, management may become aware of circumstances in which it should make provisions for estimated costs. Costs of this nature are common in our industry and inherent in the nature of our business. We record the estimated costs in the period in which they are identified. The costs are typically the result of warranty claims, final contract settlements and liquidated damages due to late delivery. Unanticipated cost increases or delays may occur as a result of several factors, including:

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

From time to time, customers have claims against us that result in litigation. We recognize these claims as a charge to cost of sales in the period when management determines it is probable the claim will result in a loss and the amount can be reasonably estimated.

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

Warranty- Estimated costs related to product warranty are accrued as revenue is recognized and included in cost of sales. Estimated costs are based upon past warranty claims and sales history. Warranty terms vary by contract but generally provide for a term of three years or less. We manage our exposure to warranty claims by having our field service and quality assurance personnel regularly monitor our projects and maintain ongoing and regular communications with the customer. For the first nine months of 2005, a one percent fluctuation of our warranty expense would have increased or decreased cost of goods sold by approximately $0.03 million. A reconciliation of the changes to our warranty liability for 2005 and 2004 is provided in Note 6 to the condensed consolidated financial statements.

Income Taxes- Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We classify deferred tax assets and liabilities into current and non-current amounts based on the classification of the related assets and liabilities. Certain judgments are made relating to recoverability of deferred tax assets, level of expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management.

Stock-based Compensation- Stock-based compensation is accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” No compensation expense is recorded for stock options when granted, as option prices have historically been set at the market value of the underlying stock at the date of grant.

SFAS 123 “Accounting for Stock-Based Compensation,” requires the measurement of the fair value of options to be included in the statement of operations or disclosed in the notes to the financial statements. As discussed in Note 14 to the condensed consolidated financial statements, we elected the disclosure-only alternative under SFAS 123. In determining compensation cost pursuant to SFAS 123 for purposes of our footnote disclosure, the fair value of each option grant is estimated on the date of grant using the Black-

Scholes option pricing model which requires the use of the following assumptions: risk free interest rate, expected dividend yield, expected lives and expected volatility. Management reviews these assumptions as new grants are made and valuations are performed.

Goodwill and Impairment of Long-Lived Assets- Under Statement of Financial Accounting Standards No. 142 (SFAS 142), we perform impairment analyses on our recorded goodwill annually or whenever events and circumstances indicate that they may be impaired. The analyses include assumptions related to future revenues, cash flows, market capitalization of our common stock and net assets. This analysis is based primarily on assumptions about future events such as revenue and cash flow growth rates, discount rates, terminal value and our market capitalization. Actual deviations from the assumptions used in the analysis could have a significant impact on the estimated fair values calculated. Factors that would cause a more frequent test for impairment include, among other things, a significant negative change in the estimated future cash flows of a reporting unit that has goodwill because of an event or a combination of events. We perform impairment analyses on our long-lived assets other than goodwill under Statement of Financial Accounting Standards No. 144 (SFAS 144) whenever circumstances indicate that they may be impaired. The analyses under SFAS 144 include assumptions similar to those under SFAS 142. We did not record any impairment provisions for goodwill or long-lived assets in fiscal year 2004 or the nine months ended September 30, 2005.

Related Parties

Affiliates of Harvest are our largest stockholders. In addition, two of the directors that serve on our board are general partners of Harvest. During the first nine months of fiscal years 2005 and 2004, we incurred consulting expenses from Harvest in the amounts of $0.5 million and $0.8 million, respectively. Under a management agreement with Harvest we are contractually committed to annual payments of certain fees for financial advisory and strategic planning services to Harvest as explained in Note 6 to the condensed consolidated financial statements.

Recent Accounting Pronouncements and Legislation

In December 2004, the FASB issued FASB 123R (revised 2004) “Share-Based Payment.” FASB 123R is a revision of FASB 123 “Accounting for Stock-Based Compensation,” and it supercedes APB Opinion No. 25 “Accounting for Stock Issued to Employees.” FASB 123R provides guidance on transactions whereby companies exchange equity instruments for goods and services. This new rule requires companies to expense the fair market value of stock options issued to employees. FASB 123R is effective for annual periods beginning after June 15, 2005 (fiscal year 2006 for us). The impact of FASB 123R on us is more fully described in Note 14 to the condensed consolidated financial statements.

Risk Factors

The following is an update to a risk factor that appears in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

If we were required to write down our goodwill or long-lived assets or place additional valuation allowances against our deferred tax assets, our results of operations and stockholders’ equity could be materially adversely affected.

Due to various acquisitions made since June 1998, we have approximately $80.6 million of goodwill recorded on our consolidated balance sheet as of September 30, 2005. Due to the implementation of Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets,” goodwill is no longer amortized but must be tested for impairment at least annually based on a fair value concept. Our fair value calculations used in our impairment testing incorporate several inputs based on estimates and assumptions. These estimates and assumptions include earnings forecasts for the next 10 years, discount rates on future cash flows, income tax rates, EBITDA multiples and our market capitalization. While market capitalization is only one of the inputs used to perform the goodwill impairment test, a significant decline in our market capitalization could sharply reduce the amount allocated to the Auxiliary Power Equipment segment and thus indicate that its fair market value has diminished to point whereby a goodwill impairment may be necessary. Even with a potential decrease in fair market value based on the market capitalization model, other indicators such as the total net assets of the segment and future estimated discounted cash flows may indicate that the goodwill is not impaired.

As discussed in Note 3 to the condensed consolidated financial statements, we tested the Auxiliary Power Equipment segment’s goodwill for impairment during the third quarter of 2005. While our testing indicated that no impairment was necessary, any significant future changes in the estimates and assumptions used in the testing may require us to write down a portion or the entire balance of our goodwill for the Auxiliary Power Equipment segment at December 31, 2005.

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

Credit Risks

Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. Given the nature of our business, we typically have significant amounts due from a relatively low number of customers. At September 30, 2005, approximately 16% of our trade receivables were due from two customers. In order to reduce our risk of non-collection, we perform extensive credit investigation of all new customers.

Interest Rate Risk

We are subject to market risk exposure related to changes in interest rates on approximately $27.6 million of our borrowings as of September 30, 2005. Assuming this level of borrowings, a 100 basis point increase in interest rates under these borrowings would have increased our interest expense for the first nine months of fiscal 2005 by approximately $0.2 million. However, under the terms of our senior credit facility, we are allowed to lock into interest rates for a period of up to twelve months on our long-term debt. We entered into fixed rate agreements yielding an average rate of 5.52% with varying maturity dates extending as long as twelve months for our term loan balance of $20.0 million.

The interest rate on our convertible senior subordinated notes is fixed at 4.25% for the life of the notes.

Foreign Currency Exchange Risk

Portions of our operations are located in foreign jurisdictions including China, Europe and Mexico. Our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. In addition, sales of products and services are affected by the value of the United States dollar relative to other currencies. Changes in currency rates may affect our cost of labor or materials purchased in foreign countries. We attempt to manage portions of our foreign currency exposure through denomination of cash receipts and cash disbursements in the same currency. Periodically, we manage our foreign currency exposure through the use of foreign currency forward exchange agreements. Forward agreements with a notional amount of approximately $34.1 million were in place at September 30, 2005 with varying amounts due through August 2007. Currently, we recognize changes in the fair values of the forward agreements through earnings. The changes in fair values of unrealized gains on the forward agreements of approximately $2.9 million for the nine months ended September 30, 2005 are included in earnings through cost of sales. It is expected that the unrealized gain of $2.3 million recorded as of September 30, 2005, will be offset against future realized foreign currency losses as the physical transactions are settled with customers and vendors.

Given the significant increase in the value of our forward agreements over the past two years, our future earnings may be impacted by unrealized gains and losses resulting from changes in the Euro. A one percent, five percent and ten percent change in the forward rate would result in an additional unrealized gain or loss of $0.3 million, $1.5 million and $3.0 million, respectively, based on the amount hedged at September 30, 2005.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level at September 30, 2005.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The internal controls at Williams Industrial Services Group, or “WISG,” which we acquired on April 11, 2005, and was not previously a U.S. public reporting company, are an area of focus for us. We are in the process of reviewing the internal controls at WISG and making any necessary changes. Pursuant to the guidance set forth by the staff of the Securities and Exchange Commission regarding recent acquisitions, WISG will not be included in management’s assessment of internal control over financial reporting for the year ended December 31, 2005.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to the disclosure under the “Litigation” heading provided in Note 6, “Litigation, Commitments and Contingencies” to the condensed consolidated financial statements included in Item 1 of Part I of this Form 10-Q, which disclosure is incorporated herein.

ITEM 6. EXHIBITS

Exhibits

10.1	Amended and Restated Global Power Equipment Group Inc. Non-Qualified Stock Option Agreement Under the 2004 Stock Incentive Plan, dated July 14, 2005, between the Company and Larry D. Edwards (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 15, 2005 and incorporated by reference herein).

10.2	Third Amendment dated as of November 3, 2005, to Credit Agreement, among the Company, certain borrowing subsidiaries of GEG, each of the subsidiary guarantors party thereto, the Lenders, and Bank of America, as Administrative Agent.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Global Power Equipment Group Inc.
DATED:November 8, 2005

By: /s/ Reynolds Alain Brousseau
Reynolds Alain Brousseau President and Chief Executive Officer (Principal Executive Officer)

Global Power Equipment Group Inc.
DATED: November 8, 2005

By: /s/ James P. Wilson
James P. Wilson Chief Financial Officer and Vice President of Finance (Principal Financial Officer)

Exhibit Index

    Exhibits

10.1	Amended and Restated Global Power Equipment Group Inc. Non-Qualified Stock Option Agreement Under the 2004 Stock Incentive Plan, dated July 14, 2005, between the Company and Larry D. Edwards (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 15, 2005 and incorporated by reference herein).

10.2	Third Amendment dated as of November 3, 2005, to Credit Agreement, among the Company, certain borrowing subsidiaries of GEG, each of the subsidiary guarantors party thereto, the Lenders, and Bank of America, as Administrative Agent.

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.