Form 10-Q
period 2010-06-30
GLOBAL POWER EQUIPMENT GROUP INC.
filed 2010-09-13
CIK 1136294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-16501

Global Power Equipment Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	73-1541378
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5199 N. Mingo Road, Tulsa, OK 74117

(Address of principal executive offices) (Zip code)

(918) 488-0828

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of September 8, 2010, there were 15,467,604 shares of common stock of Global Power Equipment Group Inc. outstanding.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

Form 10-Q

For the quarter ended June 30, 2010

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of that term set forth in the Private Securities Litigation Reform Act of 1995. When used in this report, the terms “anticipates,” “plans,” “estimates,” “expects,” “believes,” “intends” and similar expressions as they relate to us or future events or verbs such as “will,” “should,” “would,” “may” and “could” are intended to identify such forward-looking statements. These statements reflect our current views of future events and financial performance and are subject to a number of risks and uncertainties. Our actual results, performance or achievements may differ materially from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, decreased demand for new gas turbine power plants, reduced demand for, or increased regulation of, nuclear power, loss of any of our major customers, cost increases and project cost overruns, unforeseen schedule delays, poor performance by our subcontractors, cancellation of projects, competition for the sale of our products and services, shortages in, or increases in prices for, energy and materials such as steel that we use to manufacture our products, damage to our reputation, warranty or product liability claims, increased exposure to environmental or other liabilities, failure to comply with various laws and regulations, failure to attract and retain highly-qualified personnel, volatility of our stock price, deterioration or uncertainty of credit markets, and changes in the economic, social and political conditions in the United States and other countries in which we operate, including fluctuations in foreign currency exchange rates, the banking environment or monetary policy. Other important factors that may cause actual results to differ materially from those expressed in the forward-looking statements are discussed in our filings with the Securities and Exchange Commission, including the section of our Registration Statement on Form 10, filed on July 30, 2010, titled “Risk Factors.” Except as may be required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and we caution you not to rely upon them unduly.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2010	December 31, 2009
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$66,283	$103,220
Restricted cash	1,019	2,018
Accounts receivable, net of allowance of $1,310 and $1,588	53,373	62,267
Inventories	4,666	4,659
Costs and estimated earnings in excess of billings	38,653	31,518
Other current assets	11,257	11,330

Total current assets	175,251	215,012

Property, plant and equipment, net	12,545	12,945
Goodwill	80,400	80,400
Intangible assets, net	13,869	14,749
Other assets	4,196	6,114

Total assets	$286,261	$329,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$2,500	$40,692
Accounts payable	18,711	28,913
Accrued liabilities	15,393	19,498
Billings in excess of costs and estimated earnings	31,194	34,357
Accrued warranties	7,728	10,981
Deferred revenue	—	3,006
Other current liabilities	14,091	11,363

Total current liabilities	89,617	148,810

Deferred tax liability	14,768	14,768
Other long-term liabilities	3,994	3,990
Long-term debt, net of current maturities	22,133	24,633
Liabilities subject to compromise	270	541

Total liabilities	130,782	192,742
Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock, $0.01 par value, [1] 170,000,000 shares authorized and 15,584,554 and 15,263,066 shares issued, respectively and 15,467,604 and 15,220,726 shares outstanding, respectively	1,403	1,374
Paid-in capital	62,401	61,459
Accumulated comprehensive income (loss)	(1,094)	2,655
Retained earnings	92,780	70,994
Treasury stock, at cost (116,950 and 42,340 common shares, respectively)	(11)	(4)

Total stockholders’ equity	155,479	136,478

Total liabilities and stockholders’ equity	$286,261	$329,220

[1]	All share numbers reflect the Company’s June 30, 2010, 1-for-9 reverse stock split.

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Products revenue	$38,754	$57,995	$73,808	$115,420
Services revenue	85,906	97,810	208,002	166,359

Total revenues	124,660	155,805	281,810	281,779

Cost of products revenue	28,517	40,148	54,841	80,114
Cost of services revenue	71,996	87,855	177,565	147,633

Cost of revenues	100,513	128,003	232,406	227,747

Gross profit	24,147	27,802	49,404	54,032

Selling and administrative expenses	13,929	13,352	24,788	23,876

Operating income	10,218	14,450	24,616	30,156

Interest expense	1,119	2,161	3,276	4,830

Income from continuing operations before reorganization items and income taxes	9,099	12,289	21,340	25,326

Reorganization expense	434	235	940	103

Income from continuing operations before income taxes	8,665	12,054	20,400	25,223

Income tax expense	149	1,352	1,778	2,505

Income from continuing operations	8,516	10,702	18,622	22,718

Discontinued operations:
Income from discontinued operations	2,105	6,731	3,164	7,349

Net income	$10,621	$17,433	$21,786	$30,067

Basic earnings per weighted average common share: [1]
Income from continuing operations	$0.56	$0.71	$1.23	$1.52
Income from discontinued operations	0.13	0.45	0.20	0.49

Income per common share - basic	$0.69	$1.16	$1.43	$2.01

Weighted average number of shares of common stock outstanding - basic	15,303,434	15,003,875	15,189,849	14,922,756

Dilutive earnings per weighted average common share:
Income from continuing operations	$0.52	$0.69	$1.15	$1.48
Income from discontinued operations	0.13	0.43	0.20	0.48

Income per common share - diluted	$0.65	$1.12	$1.35	$1.96

Weighted average number of shares of common stock outstanding - diluted	16,435,396	15,564,901	16,168,683	15,351,581

[1]	All share numbers reflect the Company’s June 30, 2010, 1-for-9 reverse stock split.

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2010	2009
	(Unaudited)
Operating activities:
Net income	$21,786	$30,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,078	2,719
Loss on disposal of equipment	8	10
Stock based compensation	964	858
Changes in operating assets and liabilities:
Receivables	8,894	9,250
Inventories	(7)	(676)
Cost and estimated earnings in excess of billings	(7,135)	16,395
Other current assets	73	(435)
Other assets	1,196	(715)
Accounts payable	(10,202)	(2,055)
Accrued and other liabilities	(1,188)	4,597
Accrued warranties	(3,253)	(216)
Billings in excess of cost and estimated earnings	(3,163)	(9,962)
Deferred revenue	(3,006)	(6,061)
Liabilities subject to compromise	(271)	(20)

Net cash provided by operating activities	7,774	43,756

Investing activities:
Net transfers of restricted cash	999	(4)
Proceeds from sale of equipment	4	1
Purchase of property, plant, and equipment	(896)	(1,071)

Net cash provided by (used in) investing activities	107	(1,074)

Financing activities:
Payment of long-term debt	(40,692)	(17,175)
Payments of debt financing costs	(304)	(65)

Net cash used in financing activities	(40,996)	(17,240)

Effect of exchange rate changes on cash	(3,822)	565

Net change in cash and cash equivalents	(36,937)	26,007

Cash and cash equivalents, beginning of period	103,220	57,633

Cash and cash equivalents, end of period	$66,283	$83,640

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BUSINESS AND ORGANIZATION

Global Power Equipment Group Inc. and its subsidiaries (the “Company”, “we”, “us” or “our”) designs, engineers and manufactures heat recovery and auxiliary power equipment and provides routine and specialty maintenance services to customers in the utility and industrial sectors. The Company’s corporate headquarters are located in Tulsa, Oklahoma, with facilities in Plymouth, Minnesota; Tulsa, Oklahoma; Auburn, Massachusetts; Atlanta, Georgia; Monterrey, Mexico; Shanghai, China; and Heerlen, The Netherlands.

The unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America. The information in the condensed consolidated financial statements, in the opinion of management, includes normal recurring adjustments and reflects all adjustments which are necessary for a fair statement of such financial statements. The Company believes that the disclosures presented are adequate to represent materially correct interim financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2009. The results of operations for the three and six months ended June 30, 2010 and 2009 are not necessarily indicative of the actual results that may occur for the entire fiscal year.

On September 28, 2006, Global Power Equipment Group Inc. and all of its U.S. subsidiaries filed voluntary Chapter 11 petitions under the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”). The Company successfully exited Chapter 11 on January 22, 2008 pursuant to an approved Plan of Reorganization (“Plan of Reorganization” or “Plan”).

On June 30, 2010 the Company filed an amendment to its Second Amended and Restated Certificate of Incorporation to implement a 1-for-9 reverse stock split of all outstanding shares of its common stock. The reverse stock split was authorized by the stockholders at the Annual Meeting of Stockholders on April 22, 2010, and was implemented by the Board of Directors in accordance with that authority. Upon the implementation of the reverse stock split, all of our common stock outstanding on June 30, 2010 was converted, automatically and without action by any holder of those shares, into one ninth of the number of those shares outstanding immediately before the reverse stock split (adjusted to avoid fractional shares). All of the share and per share numbers in this Quarterly Report on Form 10-Q reflect the effect of the reverse stock split.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying condensed consolidated financial statements include the accounts of Global Power Equipment Group Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition: The Company is organized in two major segments: the Products Division and the Services Division. Within these segments, the Company has three primary revenue streams, Heat Recovery Equipment (comprised of the Specialty Boiler and Heat Recovery Steam Generator (“HRSG”) product lines), Auxiliary Power Equipment and Industrial Services.

Revenues and cost of revenues for the Heat Recovery Equipment product line, and fixed price contracts in the Industrial Services business, are recognized on the percentage-of-completion method based on the percentage of actual hours incurred to date in relation to total estimated hours for each contract. This method is used because management considers expended labor hours to be the best available measure of progress on these contracts. The Company expenses pre-contract costs as incurred. Costs related to change orders are recognized when they are incurred. Change orders are included in total estimated contract revenues when they can be reliably estimated and it is probable that the adjustment will be approved by the customer or realized.

The percentage-of-completion method generally results in the recognition of reasonably consistent profit margins over the life of a contract since management has the ability to produce reasonably dependable estimates of contract billings and contract costs. The Company uses the level of profit margin that is most likely to occur on a contract. If the most likely profit margin cannot be precisely determined, the lowest probable level of profit in the range of estimates is used until the results can be estimated more precisely. The Company’s estimate of the total hours to be incurred at any particular time has a significant impact on the revenue recognized for the respective period. The percentage-of-completion method is only allowed under certain circumstances in which the revenue process is long-term in nature (often in excess of one year), the products, or services, sold are highly customized and a process is in place whereby revenues, costs and margins can be reasonably estimated. Changes in job performance, job conditions, estimated profitability, final contract settlements and resolution of claims may result in revisions to costs and income, and the effects of such revisions are recognized in the period that the revisions are determined. Estimated losses on uncompleted contracts are recognized in the period in which they first become apparent. Under percentage-of-completion accounting, management must also make key judgments in areas such as percent complete, estimates of project revenues, costs and margin, estimates of total and remaining project hours and liquidated damages assessments. Any deviations from estimates could have a significant positive or negative impact on the Company’s results of operations.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Revenues for the Auxiliary Power Equipment product line are recognized under the completed-contract method due to the short-term nature of the production period. Generally, these contracts specify separate phases of work which are frequently contracted separately. Under this method, no revenue can be recognized until the contract phase is substantially complete, at which time revenue is recognized and costs previously deferred are charged to expense. Also, for revenue to be recognized, the customer takes risk of loss and title, and the installation is operating according to specifications or has been accepted by the customer. As with the Heat Recovery Equipment product line, changes in job performance, job conditions, estimated profitability and final contract settlements may result in revisions to job costs and income amounts that are different than amounts originally estimated.

Revenues for the Industrial Services business that are not recognized on the percentage-of-completion method are primarily for routine service contracts. Under these arrangements, the Company recognizes revenue when services are performed and the customer assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Specifically, the revenues under these contracts are recognized as the services are performed based upon an agreed-upon price for the completed services or based upon the hours incurred and agreed upon hourly rates. On cost reimbursable contracts, revenue is recognized as costs are incurred and includes applicable fees earned through the date services are provided.

In the fourth quarter of 2006, upon approval by the Bankruptcy Court, the Company initiated a wind down of Deltak’s (a subsidiary of the Company, based in Plymouth, Minnesota) large-scale HRSG product line and Deltak entered into completion agreements with certain HRSG customers to complete executory contracts for delivery of HRSG units. Certain of the HRSG contracts under completion agreements were in a positive cash position as of the Chapter 11 filing date since aggregate collections of billings exceeded aggregate project costs. The recognition of this excess was deferred until such time as the earnings process is considered completed through satisfaction of the performance milestones under the completion agreements. This amount is included in income from discontinued operations in the accompanying condensed consolidated statements of operations, net of estimates of liquidated damage claims accrued for these contracts. Deferred amounts are reported in the accompanying consolidated balance sheets as deferred revenue and the balance at June 30, 2010 was $0. The excess of collections of billings over aggregate project costs for these contracts will be recognized as Deltak meets the performance milestones as specified for avoiding the liquidated damage claims. During the three and six months ended June 30, 2010 and 2009, the Company recognized such excess as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Deferred revenue recognized	$2,115	$6,031	$3,014	$6,076

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Actual results could differ materially from those estimates.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and on deposit with initial maturities of three months or less. The Company maintains cash in depository accounts at various FDIC insured banks and financial institutions. Although the Company maintains cash balances in excess of the FDIC insured limits, management believes this risk is mitigated by using financial institutions that are rated investment grade according to credit rating agencies.

Accounts Receivable: Accounts receivable are reported net of allowance for doubtful accounts and discounts. The allowance is based on current market conditions, review of specific customer economics and other estimates based on the judgment of management. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not generally charge interest on outstanding amounts.

The Company has certain customers that represent more than 10 percent of consolidated accounts receivable. The balance for these customers as a percentage of the consolidated accounts receivable is as follows:

Customer	June 30, 2010	December 31, 2009
Entergy Services Inc.	27%	35%
General Electric Company	16%	—
Southern Nuclear Company	—	12%
Daelim Industrial Co. LTD	10%	—

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Inventories: Inventories consist primarily of raw materials and are stated at the lower of first-in, first-out cost or market, net of applicable reserves.

Goodwill: The Company has made acquisitions in the past that included the recognition of goodwill, which was determined based upon previous accounting principles. Pursuant to Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 350, Intangibles-Goodwill and Other, beginning January 1, 2009, the Company records as goodwill the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. The Company evaluates goodwill for impairment at least annually, or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. During the six months ended June 30, 2010, no triggering events occurred that would require additional impairment testing.

Major Customers: The Company has certain customers that represent more than 10 percent of consolidated revenues. The revenue for these customers as a percentage of the consolidated revenues is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2010	2009	2010	2009
Entergy Services Inc.	27%	—	29%	—
Southern Nuclear Company	17%	—	24%	11%
General Electric Company	—	23%	—	18%
Energy Northwest	—	22%	—	15%
Tennessee Valley Authority	—	13%	—	11%

All others	56%	42%	47%	45%

Total	100%	100%	100%	100%

Customers for the Products Division include original equipment manufacturers (“OEMs”), engineering and construction firms, operators of power generation facilities and firms engaged across several process related industries. Customers for the Services Division are varied, but do include some major utility companies within the United States. The Company’s major customers vary over time due to the relative size and duration of the Company’s projects.

Cost of Revenues: Cost of Revenues for both Products and Services primarily include charges for materials, direct labor and related benefits, freight (inbound and outbound), direct supplies and tools, warehousing costs and utilities related to production facilities, purchasing and receiving costs, inspection costs, internal transfer costs, and, where appropriate, an allocation of overhead.

Warranty Costs: Estimated costs related to product warranty are accrued as the related revenue is recognized and included in cost of revenues. Estimated costs are based upon past warranty claims and sales history. Warranty terms vary by contract but generally provide for a term of three years or less. The Company manages its exposure to warranty claims by having its field service and quality assurance personnel regularly monitor projects and maintain ongoing and regular communications with the customers.

Shipping and Handling Costs: The Company accounts for shipping and handling costs in accordance with ASC 605-45, Principal Agent Considerations. Amounts billed to customers in sale transactions related to shipping and handling costs are recorded as revenue. Shipping and handling costs incurred by us are included in cost of revenues in the condensed consolidated statements of operations.

Advertising Costs: The Company accounts for advertising costs in accordance with ASC 720-35, Advertising Costs. Generally, advertising costs are immaterial and are expensed as incurred in selling and administrative expense.

Selling and Administrative expense: Selling and administrative expenses are primarily comprised of indirect labor and related benefits, legal and professional fees, indirect utilities, office rent, bad debt expense, and indirect travel and related expenses.

Reorganization Items: The Company successfully exited Chapter 11 on January 22, 2008. The accompanying condensed consolidated financial statements have been presented in conformity with the provisions of ASC 852, Reorganizations. Accordingly, all pre-petition liabilities of the Debtor that are subject to compromise are segregated in the accompanying condensed consolidated balance sheets as liabilities subject to compromise. These liabilities are recorded at amounts or claims allowed by the Bankruptcy Court. ASC 852 also requires that reorganization items (direct and incremental costs, such as professional fees incurred in Chapter 11 cases) be segregated as a separate line item in the statements of operations.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The Company’s reorganization items are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Professional fees	$414	$235	$700	$481
Change in estimate of liabilities subject to compromise	20	—	240	(378)

Total reorganization expense	$434	$235	$940	$103

Income from Discontinued Operations: During the three and six months ended June 30, 2010 and 2009, the Company earned income from discontinued operations due to the winding down of the large scale HRSG operations (see Note 2 – revenue recognition). The following table summarizes the income from discontinued operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Income from discontinued operations	$2,090	$6,816	$3,176	$7,489
Related tax expense (benefit)	15	(85)	(12)	(140)

Net income from discontinued operations	$2,105	$6,731	$3,164	$7,349

Income Taxes: The current provision for income taxes is based on current federal, foreign and state statutory rates which are adjusted based on changes in tax laws and significant fluctuations in taxable income. The overall effective income tax rate for the three and six months ended June 30, 2010 and 2009, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Effective income tax rate	1.7%	11.2%	8.7%	9.9%

The effective income tax rate differs from the statutory federal income tax rate of 35% primarily because of state and foreign income taxes, deferred taxes on indefinite life intangibles, changes in the valuation allowance and utilization of net operating loss carry forwards.

Effective January 1, 2007, the Company adopted provisions of ASC 740-10, Income Taxes, which relates to recognition of uncertain tax positions. FASB requires companies to assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook, although we do consider future taxable income projections, ongoing tax planning strategies and the limitation on the use of carryforward losses in determining valuation allowance needs. We establish valuation allowances for our deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2009, the Company provided for a liability of $3.8 million for unrecognized tax benefits related to various federal, foreign and state income tax matters which is included in Other long-term liabilities. If recognized, the entire amount of the liability would affect the effective tax rate. There was no change to this balance during the six months ended June 30, 2010.

Derivative Financial Instruments: ASC 815, Derivatives and Hedging, requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. For derivatives designated as hedges, changes in the fair value are either offset against the change in fair value, for the risk being hedged, of the assets and liabilities through earnings, or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings.

The Company uses financial instruments in the management of its foreign currency exchange exposures. These financial instruments are considered derivatives under ASC 815, but do not meet hedge accounting requirements. Therefore, the Company recognizes changes in fair values of the forward agreements through selling and administrative expenses.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table summarizes the forward contracts at June 30, 2010, all of which mature during 2010 (in thousands):

Functional Currency	Currency Hedged (bought or sold forward)	Hedged Foreign Currency Exposure (in equivalent U.S. Dollars)	Notional Amount of Forward Buy Contracts (in equivalent U.S. Dollars)	Notional Amount of Forward Sell Contracts (in equivalent U.S. Dollars)
Euro	U. S. Dollars	$3,258	$3,258	$—
U.S. Dollars	Mexican Pesos	2,295	2,295	—
U.S. Dollars	Euro	2,683	—	2,683
U.S. Dollars	South Korean Won	1,213	—	1,213

	Total	$9,449	$5,553	$3,896

The following table summarizes the forward contracts at December 31, 2009 (in thousands):

Functional Currency	Currency Hedged (bought or sold forward)	Hedged Foreign Currency Exposure (in equivalent U.S. Dollars)	Notional Amount of Forward Buy Contracts (in equivalent U.S. Dollars)	Notional Amount of Forward Sell Contracts (in equivalent U.S. Dollars)
Euro	U. S. Dollars	$3,258	$3,258	$—
U.S. Dollars	Mexican Pesos	1,542	1,542	—
U.S. Dollars	Euro	8,175	—	8,175
U.S. Dollars	South Korean Won	3,188	—	3,188

	Total	$16,163	$4,800	$11,363

The notional amount provides one measure of the transaction volume outstanding as of the balance sheet date. Amounts ultimately realized upon final settlement of these financial instruments, along with the gains and losses on the underlying exposures within the Company’s forward contracts, will depend on actual market exchange rates during the remaining life of the instruments.

In March 2008, the Company entered into an interest rate swap agreement to convert $60 million of the Credit Facility variable interest payments to a fixed rate of 2.97% which terminated in March 2010. The interest rate swap agreement constituted a cash flow hedge and satisfied the criteria for hedge accounting prescribed by ASC 815.

The following tables show the impact of derivatives on the Company’s condensed consolidated balance sheets (in thousands):

As of	June 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current liabilities	$385	Other current liabilities	$570

Interest rate contracts	—	—	Other current liabilities	408

Gain (loss) on interest rate contract derivative (effective portion), net of tax	—	—	Other comprehensive income (loss)	185

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following tables show the impact of derivatives not designated as hedging instruments on the Company’s condensed consolidated statements of operations (in thousands):

Derivatives Not Designated as Hedging Instruments under ASC 815-10	Location of Gain (Loss) Recognized on	Amount of Gain (Loss) Recognized on Derivatives for the Three Months Ended June 30,		Amount of Gain Recognized on Derivatives for the Six Months Ended June 30,
	Derivatives	2010	2009	2010	2009
Foreign exchange contracts	Selling and administrative expenses	$(150)	$133	$185	$225

Total		$(150)	$133	$185	$225

Fair Value of Financial Instruments: In September 2006, the FASB issued ASC 820, Fair Value Measurements and Disclosures. ASC 820-10 defines fair value as the exit price, which is the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date. ASC 820-10 establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company adopted certain of the provisions of ASC 820 on January 1, 2008. Although the adoption of ASC 820 did not materially impact its financial condition, results of operations, or cash flow, the Company is required to provide additional disclosures as part of its financial statements. ASC 820 establishes a three-tier fair value hierarchy, which categorizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in the active markets for identical assets and liabilities and the lowest priority to unobservable inputs.

The following table shows assets and liabilities measured at fair value as of June 30, 2010, on the Company’s condensed consolidated balance sheet, and the input categories associated with those assets and liabilities (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total Fair Value Assets (Liabilities) at June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange contracts	$(385)	$—	$(385)	$—

Total	$(385)	$—	$(385)	$—

The following table shows assets and liabilities measured at fair value as of December 31, 2009, on the Company’s consolidated balance sheet, and the input categories associated with those assets and liabilities (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total Fair Value Assets (Liabilities) at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange contracts	$(570)	$—	$(570)	$—
Interest rate contracts	(408)	—	(408)	—

Total	$(978)	$—	$(978)	$—

The fair value of the foreign exchange contracts is calculated using the foreign exchange rate at the end of the period and the notional amounts as determined in the forward contract. The Company uses the calculated fair values to adjust the asset or liability as appropriate.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The fair value of interest rate swaps is calculated with proprietary models utilizing observable inputs as well as future assumptions related to interest rates and other applicable variables. These calculations are performed by the financial institutions which are counterparties to the applicable swap agreements and reported to the Company on a monthly basis. The Company uses these reported fair values to adjust the asset or liability as appropriate.

The Company’s financial instruments consist primarily of cash and cash equivalents, receivables, payables and debt instruments. The carrying values of these financial instruments approximate their respective fair values as they are either short-term in nature or carry interest rates which are periodically adjusted to market rates.

ASC 820 requires that companies provide a reconciliation of the beginning and ending balances for Level 3 assets and liabilities measured at fair value. Since the Company has no Level 3 assets or liabilities, no reconciliation is required.

Adoption of New Accounting Standards: In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17, Consolidations (ASC 810) Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (“ASU 2009-17”), which is effective for annual periods beginning after November 15, 2009. ASU 2009-17 requires Company management to consider a variable entity’s purpose and design and the Company’s ability to direct the activities of the variable interest entity that most significantly impact such entity’s economic performance when determining whether such entity should be consolidated. The Company adopted the provisions of ASU 2009-17 as required on January 1, 2010. The provisions had no impact on the Company’s consolidated financial position or results of operations upon adoption.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements which amends ASC 820, Fair Value Measurements and Disclosures (“ASU 2010-06”) to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The Company adopted the provisions of ASU 2010-06 as required on January 1, 2010. See Note 2 for required disclosure.

In March 2010, the FASB issued ASU No. 2010-11, Derivatives and Hedging Scope Exception Related to Embedded Credit Derivatives (codified within ASC 815 - Derivatives and Hedging). ASU 2010-11 improves disclosures originally required under SFAS No. 161. ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-11 is not expected to have any material impact on our financial position, results of operations or cash flows.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

NOTE 3 – EARNINGS PER SHARE

Basic and diluted earnings per common share are calculated as follows (all share and per share numbers reflect the Company’s June 30, 2010, 1-for-9 reverse stock split) (in thousands, except for share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic Earnings Per Common Share:
Income from continuing operations	$8,516	$10,702	$18,622	$22,718
Income from discontinued operations	2,105	6,731	3,164	7,349

Net income available to common shareholders	$10,621	$17,433	$21,786	$30,067

Weighted Average Common Shares Outstanding	15,303,434	15,003,875	15,189,849	14,922,756

Income from continuing operations	$0.56	$0.71	$1.23	$1.52
Income from discontinued operations	0.13	0.45	0.20	0.49

Basic earnings per common share	$0.69	$1.16	$1.43	$2.01

Diluted Earnings Per Common Share:
Income from continuing operations	$8,516	$10,702	$18,622	$22,718
Income from discontinued operations	2,105	6,731	3,164	7,349

Net income available to common shareholders	$10,621	$17,433	$21,786	$30,067

Weighted Average Common Shares Outstanding	15,303,434	15,003,875	15,189,849	14,922,756
Dilutive effect of unvested Restricted Stock Units	425,115	291,186	286,820	276,458
Dilutive effect of contingently returnable shares	152,377	152,367	152,967	152,367
Dilutive effect of warrants	554,470	117,473	539,047	—

Weighted Average Common Shares Outstanding
Assuming Dilution	16,435,396	15,564,901	16,168,683	15,351,581

Income from continuing operations	$0.52	$0.69	$1.15	$1.48
Income from discontinued operations	0.13	0.43	0.20	0.48

Diluted earnings per common share	$0.65	$1.12	$1.35	$1.96

Restricted Stock Awards. All common shares granted under the 2008 Directors’ Equity Incentive Plan are issued at the time the grant is approved and vest, based on certain service conditions, over a four year period. Only vested shares are included in the Weighted Average Common Shares Outstanding for each period. Unvested restricted stock awards are contingently returnable and included, under the treasury method, in the calculation for dilutive effect of contingently returnable shares. If the award is forfeited before the vesting period has expired, the forfeited shares are included as treasury shares.

Restricted Stock Units (“RSU”). Common shares granted under the 2008 Management Incentive Plan are issued as the shares vest. Therefore, only the vested/issued shares are included in the Weighted Average Common Shares Outstanding for each period. Unvested restricted stock units are contingently issuable and included, under the treasury method, in the calculation for dilutive effect of unvested RSUs to purchase common shares.

Management Co-Investment Plan. Common shares issued under the 2008 Management Co-investment Plan were issued on January 22, 2008 and will cliff vest, based on certain service conditions, on the third anniversary of the grant date. Only vested shares are included in the Weighted Average Common Shares Outstanding for each period. Unvested shares are contingently returnable and included, under the treasury method, in the calculation for dilutive effect of contingently returnable shares. If an award is forfeited before the vesting period has expired, the forfeited shares are included as treasury shares.

Diluted earnings per share include the potentially dilutive effect of outstanding warrants that are convertible to common stock. At June 30, 2009, 1,807,223 shares of common stock underlying warrants were excluded from this calculation because the exercise price of the warrants was greater than the average market price of the common shares.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

NOTE 4 – DEBT

Credit Facility: The Company has a $150 million Credit Facility (“Credit Facility”) consisting of a $60 million revolving letter of credit facility, including a $25 million cash advance sub-facility, and a $90 million term loan facility. The Credit Facility is due and payable on January 22, 2014, and has mandatory amortization payments on the term loan facility of approximately $1.3 million per quarter and a sweep of 25 – 75% of excess cash flow, as defined in the Credit Facility. In January 2010, the Company paid all of the mandatory amortization payments due for 2010 as part of the third amendment to the Credit Facility.

At June 30, 2010 and December 31, 2009, the Credit Facility consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Term loan facility	$24,633	$65,325

Less:
Current maturities of long-term debt
Quarterly installments	2,500	5,000
Excess cash flow sweep	—	35,692

Long-term debt, net of current maturities	$22,133	$24,633

The interest rate on the Credit Facility was 8.0% as of June 30, 2010. Letters of credit issued under the revolving letter of credit facility bear interest at 3.82% at June 30, 2010. The Company also pays an unused line fee of 0.50%.

The Credit Facility includes customary affirmative and negative covenants, such as limitations on the creation of new indebtedness and on certain liens, restrictions on certain transactions and payments and requires maintenance of a minimum consolidated leverage ratio, consolidated fixed charge ratio and liquidity. A default under the Credit Facility may be triggered by events such as a failure to comply with financial covenants or other covenants under the Credit Facility, a failure to make payments when due under the Credit Facility, a change of control of the Company or certain insolvency proceedings. A default under the Credit Facility would permit the participating banks to restrict the Company’s ability to further access the Credit Facility for loans, require the immediate repayment of any outstanding loans with interest and require the cash collateralization of outstanding letter of credit obligations. The Credit Facility is secured by a first priority lien on substantially all assets of the Company.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Employment Agreements: The Company entered into employment agreements with terms of two to three years with certain members of management with automatic one-year renewal periods at expiration dates. The agreements provide for, among other things, compensation, benefits and severance payments.

Litigation: The Company is involved from time to time in legal actions that arise in the ordinary course of our business. The Company does not believe that the resolution of any currently pending actions, either individually or in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations. However, the outcomes of any legal actions cannot be predicted, and therefore, there can be no assurance that this will be the case.

Deltak Fund for Unsecured Claims in Bankruptcy. On September 28, 2006, the Company and all of its U.S. subsidiaries, including Deltak, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Pursuant to an approved Plan of Reorganization, an administrator was appointed to administer a fund of approximately $34 million in cash that was intended to be distributed to the holders of allowed unsecured claims against Deltak. Under the Plan of Reorganization, the administrator has the right and duty to administer the fund and to “make, file and settle or otherwise resolve objections” to unsecured claims against Deltak.

Since January 22, 2008, the administrator has adjudicated and/or settled various unsecured claims and engaged in efforts to resolve the remaining disputed claims. As of July 13, 2010, approximately $12.3 million of cash remains in the fund subject to the control of the administrator.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Certain disputed unsecured claims remain unresolved. The administrator continues to contest and otherwise seek to resolve these and all other remaining disputed claims.

Asbestos Cases. The Company has been named as a defendant in a limited number of asbestos personal injury lawsuits. Neither the Company nor its predecessors ever mined, manufactured, produced or distributed asbestos fiber, the material that allegedly caused the injury underlying these actions. The bankruptcy court’s discharge order issued upon emergence from bankruptcy extinguished the claims made by all plaintiffs who had filed asbestos claims against the Company before that time. The Company also believes the bankruptcy court’s discharge order should serve as a bar against any later claim filed against it or any of its subsidiaries based on alleged injury from asbestos at any time before emergence from bankruptcy. In any event, to date, the Company has been successful in having the asbestos cases that were filed against it post-bankruptcy dismissed without liability. The Company intends to vigorously defend all currently active actions, just as we defended the other actions that have since been dismissed, all without liability, and we do not anticipate that any of these actions will have a material adverse effect on our financial position, results of operations or liquidity. However, the outcomes of any legal actions cannot be predicted, and therefore, there can be no assurance that this will be the case.

Contingencies: At June 30, 2010, the Company had a contingent liability for issued and outstanding stand-by letters of credit, generally issued to secure performance on customer contracts. The balance of stand-by letters of credit totaled approximately $16.6 million for the domestic entities and $10.4 million for foreign entities at June 30, 2010. Currently, there are no amounts drawn upon these letters of credit. In addition, at June 30, 2010, the Company had outstanding surety bonds on projects of approximately $9.6 million.

The Company evaluated its banking relationships with regard to cash and available credit. The Company and its subsidiaries maintain cash in depository accounts at various FDIC insured banks and financial institutions. Although the Company and its subsidiaries maintain cash balances in excess of the FDIC insured limits, management believes this risk is mitigated by using financial institutions that are rated investment grade according to credit rating agencies. To the extent that the credit crisis affects the counterparties in the revolver facility, the Company may have difficulty accessing all the available credit under this facility.

NOTE 6 – STOCKHOLDERS’ EQUITY

				Accumulated
	Common Shares * $0.01 Per Share		Paid-in	Other Comprehensive	Retained	Treasury Shares
(in thousands, except share amounts)	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Total
Balance, December 31, 2009	15,263,066	$1,374	$61,459	$2,655	$70,994	(42,340)	$(4)	136,478
Restricted stock awards	17,361	2	66	—	—	—	—	68
Stock-based compensation	246,392	22	1,495	—	—	—	—	1,517
Stock-based compensation -withheld	—	—	(617)	—	—	(42,408)	(4)	(621)
Warrants exercised	58,373	5	457	—	—	—	—	462
Warrants withheld	—	—	(459)	—	—	(30,066)	(3)	(462)
Forfeiture of restricted shares	—	—	—	—	—	(2,136)	—	—
Fractional shares resulting from reverse stock split	(638)	—	—	—	—	—	—	—
Other comprehensive income:
Net income	—	—	—	—	21,786	—	—	21,786
Fair value of interest rate swap	—	—	—	185	—	—	—	185
Foreign currency translation	—	—	—	(3,934)	—	—	—	(3,934)

Comprehensive income								18,037

Balance, June 30, 2010	15,584,554	$1,403	$62,401	$(1,094)	$92,780	(116,950)	$(11)	$155,479

*	(all share numbers reflect our June 30, 2010, 1-for-9 reverse stock split)

Restricted Stock Awards: Pursuant to the 2008 Director’s Equity Incentive Plan, the Company is permitted to award shares of common stock as restricted stock subject to specified restrictions on transfer, forfeiture and/or such other restrictions on incidents of ownership determined by the Compensation Committee of the Company’s Board of Directors. On January 22, 2009, the Company issued 26,144 shares of restricted stock under the 2008 Director’s Equity Incentive Plan at a grant date fair value of $5.76 per share, which approximated the quoted market price of the common stock on that date. Vesting of this restricted stock is based on certain service conditions over a four year period. In connection with the grant, the Company recorded expense of $0.02 million for the six months ended June 30, 2010, and will recognize an aggregate of $0.06 million of expense over the remaining two years of the four year vesting period if the service conditions are met.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

On February 9, 2009, the Company issued 34,722 shares of restricted stock under the 2008 Director’s Equity Incentive Plan at a grant date fair value of $4.95 per share, which approximated the quoted market price of the common stock on that date. Vesting of this restricted stock is based on certain service conditions over a four year period. In connection with the grant, the Company recorded expense of $0.02 million for the six months ended June 30, 2010, and will recognize an aggregate of $0.11 million of expense over the remaining three years of the four year vesting period if the service conditions are met.

On February 9, 2010, the Company granted 17,361 shares of restricted stock under the 2008 Director’s Equity Incentive Plan at a grant date fair value of $15.75 per share. Vesting of this restricted stock is based on certain service conditions over a four year period. In connection with the grant, the Company recorded expense of $0.03 million for the six months ended June 30, 2010 and will recognize an aggregate of $0.24 million of expense over the remainder of the four years of the four year vesting period if the service conditions are met.

Stock-based Compensation: On June 23, 2008, the Company granted 581,546 Restricted Stock Units (each such unit, an “RSU”) with a grant date fair value of $10.80 per unit under the 2008 Management Incentive Plan pursuant to RSU Award Agreements executed by each beneficiary of the grant. Grants of RSUs under the 2008 Management Incentive Plan are valued in terms of the quoted market price of the Company’s common stock at date of grant; however, common stock is not issued at the time of the grant. Vesting of RSUs is based on certain performance and service conditions over a four year period. The Company recognizes compensation cost for awards with performance conditions if and when the Company concludes that it is probable that the performance condition will be achieved, net of an estimate of pre-vesting forfeitures. The Company recognizes compensation cost for awards with service condition throughout the vesting term, net of an estimate of pre-vesting forfeitures. Restricted shares are issued to plan participants as vesting requirements are satisfied. In connection with this grant, the Company recognized $0.4 million in expense for the six months ended June 30, 2010, related to these RSUs. In addition, on March 2, 2010, the Company issued 7,935 shares of Restricted Stock to the recipients of RSU awards according to specific separation agreements.

On February 9, 2009, the Company granted 540,008 RSUs with a grant date fair value of $4.95 per unit under the 2008 Management Incentive Plan. In addition, on September 14, 2009, the Company granted 83,333 RSUs with a grant date fair value of $10.80 per unit under the 2008 Management Incentive Plan. In connection with these grants, the Company recognized $0.6 million of expense for the six months ended June 30, 2010, related to these RSUs. Additionally, on March 2, 2010, the Company issued 11,842 shares of Restricted Stock to certain recipients of RSU awards pursuant to individual separation agreements.

On March 23, 2010, the Company granted 458,888 RSUs with a grant date fair value of $15.75 per unit under the 2008 Management Incentive Plan. In connection with this grant, the Company recognized $0.4 million of expense for the six months ended June 30, 2010, related to these RSUs.

Management Co-Investment Plan: On January 22, 2008, members of management were offered the opportunity to purchase shares of the new common stock (up to an aggregate amount of $1.5 million) at the share price of $7.65 per share. With each purchase of two shares of new common stock, an additional share of restricted stock (each an “Incentive Share”) was issued. The Company recognized $0.07 million in expense related to the Incentive Shares during the six months ended June 30, 2010 with the remaining compensation expense of $0.1 million to be recognized over the remaining vesting period. At March 31, 2010, 2,136 shares of common stock issued under the Management Co-Investment Plan were forfeited by members of management who terminated their employment with the Company prior to meeting the vesting requirements. These shares are held as treasury shares.

Fair Market Value of Interest Rate Swap: On March 28, 2008, the Company entered into a swap agreement to convert $60 million of the Credit Facility variable interest payments to fixed rates. On March 31, 2010, the swap agreement expired resulting in additional accumulated comprehensive income of $0.2 million. See Note 2 for a discussion of the interest rate swaps.

Foreign Currency Translation: Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate for the period. Translation adjustments are accumulated and reported as a component of accumulated other comprehensive income. The amount of accumulated comprehensive loss related to foreign currency translation was $1.1 million at June 30, 2010.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

NOTE 7 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cash paid during the period for:
Interest	$1,229	$2,004	$2,486	$4,442
Income taxes	284	621	416	804

NOTE 8 – SEGMENT INFORMATION

The “Management Approach” called for by ASC 280, Segment Reporting, is used by Company management to present the segment information which follows. The Company considered the way its management team makes operating decisions and assesses performance and considered which components of its enterprise have discrete financial information available. Management makes decisions using a products and services group focus and its analysis resulted in two operating segments, Products Division and Services Division. The Company evaluates performance based on net income or loss not including certain items as noted below. Intersegment revenues and transactions are conducted and recorded on the same basis as transactions with third-party entities. Interest expense is allocated based on the amount of capital employed for each division. Corporate assets consist primarily of cash and deferred tax assets.

The following tables present information about segment income (in thousands):

	Products Division Three Months Ended		Services Division Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues	$38,754	$57,995	$85,906	$97,810
Interest expense	564	1,342	555	819
Depreciation and amortization	456	568	556	538
Income tax provision	53	1,004	96	348
Segment income	2,918	7,371	6,032	3,566

	Products Division Six Months Ended		Services Division Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues	$73,808	$115,420	$208,002	$166,359
Interest expense	1,667	2,853	1,609	1,977
Depreciation and amortization	960	979	1,092	1,077
Income tax provision	444	1,785	1,334	720
Segment income	4,649	15,970	14,913	6,851

Total Assets	$133,603	$149,902	$107,948	$85,282

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table reconciles segment income to total consolidated net income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income:
Total segment income	$8,950	$10,937	$19,562	$22,821
Income from discontinued operations	2,105	6,731	3,164	7,349
Reorganization expense	(434)	(235)	(940)	(103)

Consolidated net income	$10,621	$17,433	$21,786	$30,067

The following table reconciles segment assets to total consolidated assets (in thousands):

	June 30, 2010	December 31, 2009
Assets:
Total segment assets	$241,551	$254,512
Non allocated corporate assets	44,710	74,708

Total consolidated assets	$286,261	$329,220

Services revenue is predominantly derived in the United States. The following tables present Products revenue by geographical region based on the Company’s operating locations. Products are often shipped to other geographical areas but revenues are listed in the region in which the revenue is recognized (in thousands):

	Three Months Ended June 30,
	2010		2009
	Revenue Recognized In	Product Shipped To	Revenue Recognized In	Product Shipped To
United States	$27,287	$13,595	$42,776	$23,579
Canada	—	2,865	—	1,584
Europe	7,441	5,082	9,106	18,932
Mexico	1,899	—	4,600	—
Asia	2,127	9,070	1,513	8,424
Middle East	—	2,978	—	2,976
Other	—	5,164	—	2,500

Total	$38,754	$38,754	$57,995	$57,995

	Six Months Ended June 30,
	2010		2009
	Revenue Recognized In	Product Shipped To	Revenue Recognized In	Product Shipped To
United States	$49,860	$21,285	$90,742	$44,165
Canada	—	4,961	—	2,967
Europe	16,669	8,584	15,195	23,669
Mexico	3,491	—	7,787	—
Asia	3,788	15,132	1,696	13,002
Middle East	—	13,301	—	26,308
Other	—	10,545	—	5,309

Total	$73,808	$73,808	$115,420	$115,420

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

NOTE 9 – SUBSEQUENT EVENTS

On July 12, 2010, the U.S. Bankruptcy Court approved a settlement of certain claims against the Company and its Deltak subsidiary. As a result of that settlement and the related compromise by the Company of its own claim against the fund that had been established pursuant to the Company’s Plan of Reorganization to be distributed to holders of allowed unsecured claims against Deltak, the Company received a cash payment of $2.8 million on July 27, 2010.

On August 5, 2010, the Company completed the registration process with the Securities and Exchange Commission (the “SEC”) and listed its common stock on the NASDAQ Stock Market LLC. Trading of the Company’s common stock on NASDAQ began on August 10, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Statements we make in the following discussion that express a belief, expectation, intention or otherwise are not limited to recounting historical facts are forward-looking statements that are subject to various risks, uncertainties and assumptions. Our actual results, performance or achievements, could differ materially from those we express in the following discussion due to a variety of factors, including the risks and uncertainties we have noted under the heading “Forward-Looking Statements,” at the beginning of this Quarterly Report on Form 10-Q, and “Risk Factors” in Item 1A of our Registration Statement on Form 10, filed with the SEC on July 30, 2010.

This discussion and analysis is intended to provide information that will assist in an overall understanding of our financial statements, changes in certain key indicators in those financial statements from period to period, the factors that account for these changes and how certain accounting principles have impacted our financial statements. This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our audited December 31, 2009 consolidated financial statements and notes thereto included in our Registration Statement on Form 10, filed with the SEC on July 30, 2010.

Overview:

We are a comprehensive provider of power generation equipment and maintenance services for customers in the domestic and international energy, power infrastructure and service industries. We operate through two business segments, which we refer to as our Products Division and our Services Division.

•

Through our Products Division, we design, engineer and manufacture a comprehensive range of auxiliary power and heat recovery equipment primarily used to enhance the efficiency and facilitate the operation of gas turbine power plants as well as for other industrial, energy and power-related applications.

•

Through our Services Division, we provide on-site specialty, maintenance and outage management services for commercial nuclear reactors and specialty, maintenance and other industrial services to fossil-fuel and hydroelectric power plants and other industrial operations in the United States. These services include a comprehensive range of industrial maintenance, modification, construction and specialty services.

For information about our segments, see Note 8 to our consolidated financial statements included in this Quarterly Report on Form 10-Q.

In both our segments, our operations are based on discrete projects subject to contract awards of varying scopes and values. Business volume fluctuates due to many factors, including the mix of work and project schedules, which are dependent on the level and timing of customer releases of new business. Significant fluctuations may occur from period to period in revenues, gross profits and operating results and are discussed below.

Products:

Year-to-date operating results for our Products Division reflect lower shipment volumes compared to the prior year periods as a result of the depressed OEM cycle. Gross margins realized in the first half of 2010, although reasonably strong considering the state of the OEM market, were weaker than in the year earlier period. This margin degradation is a result of the competitive environment in which we are currently operating.

Services:

Volumes in our Services Division depend in significant part upon our clients’ scheduling of refueling outages, which historically has varied from year to year and within each calendar year. As a result the volume of outage work for in any calendar year may vary during the course of the year as projects are commenced and completed. Furthermore, we experienced a high level of capital project work in the first half of 2010 as we performed a significant portion of the required services on a particular capital project during the period. Our year-to-date gross margins were higher than historical gross margins due primarily to the efficient execution of several capital projects completed during the first half of 2010.

Backlog

Our backlog consists of firm orders or blanket authorizations from our customers. Backlog may vary significantly from reporting period to reporting period due to the timing of customer commitments. The time between receipt of an order and actual completion, or delivery, of our products varies from a few weeks, in the case of inventoried precision parts, to a year or more, in the case of custom designed auxiliary power equipment and other major plant components. We add a booking to our backlog for Products Division orders when we receive a purchase order or other written contractual commitment from a customer. Within the Services Division, the maintenance services we provide through the Williams Industrial Services Group brand are typically carried out under long-term contracts spanning several years. Upon signing a multi-year maintenance contract with a customer for services, we add to our backlog only the first twelve months of work that we expect to perform under the contract. Additional work that is not identified under the original contract is added to our backlog when we reach an agreement with the customer as to the scope and pricing of that additional work. Capital project awards are typically defined in terms of scope and pricing at the time of contractual commitment from the customer. Upon receipt of customer commitment, capital project bookings are added to our backlog at full contract value regardless of the time frame anticipated to complete the project.

Backlog is not a measure defined by generally accepted accounting principles, and our methodology for determining backlog may vary from the methodology used by other companies in determining their backlog amounts. We believe that backlog is useful to our investors as an important supplemental measure of operating performance. It is also used by us to formulate internal business targets, anticipate cash generation and capital needs, and inform other operating decisions. Backlog may not be indicative of future operating results and projects in our backlog may be cancelled, modified or otherwise altered by our customers.

The following table shows our backlog, by division, as of the end of each of the last five quarters:

(In thousands)	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010
Products	$129,231	$122,327	$120,760	$98,784	$98,598
Services	158,680	200,276	194,162	168,936	199,443

Total Backlog	$287,911	$322,603	$314,922	$267,720	$298,041

The decline in Products backlog from June 30, 2009 to June 30, 2010 is attributable to a decline in bookings (additions to our backlog) during this part of the OEM cycle. Products bookings activity during the second quarter 2010 was approximately equal to revenue recognized from shipments during the period. Management believes a flat quarter over quarter backlog in 2010 suggests a stabilizing OEM market since this is the first quarter in a year that backlog did not experience a quarterly decline for our Products Division.

The build in Services backlog from March 31, 2010 to June 30, 2010 primarily reflects maintenance bookings or contract extensions and is comprised of management’s estimate of work scope over the next twelve months related to these contracts. The “lumpy” backlog activity in the prior periods is primarily attributable to large capital projects booked initially in June 2009, with increasing scope defined by the customer and added to backlog as of September 30, 2009 and December 31, 2009. The decline from December 31, 2009 to March 31, 2010 primarily results from work completed during this period on capital projects booked in 2009, partially offset by smaller incremental bookings under multi-year maintenance contracts.

Results of Operations:

Our summary financial results for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(In thousands)	2010	2009	$	%	2010	2009	$	%
Total revenues	$124,660	$155,805	$(31,145)	-20.0%	$281,810	$281,779	$31	0.0%

Cost of revenues	100,513	128,003	(27,490)	-21.5%	232,406	227,747	4,659	2.0%

Gross profit	24,147	27,802	(3,655)	-13.1%	49,404	54,032	(4,628)	-8.6%

Selling and administrative expenses	13,929	13,352	577	4.3%	24,788	23,876	912	3.8%
Interest expense	1,119	2,161	(1,042)	-48.2%	3,276	4,830	(1,554)	-32.2%
Reorganization expense	434	235	199	84.7%	940	103	837	812.6%
Income tax expense	149	1,352	(1,203)	-89.0%	1,778	2,505	(727)	-29.0%
Income from discontinued operations	2,105	6,731	(4,626)	-68.7%	3,164	7,349	(4,185)	-56.9%

Net income	$10,621	$17,433	$(6,812)	-39.1%	$21,786	$30,067	$(8,281)	-27.5%

Revenues

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(In thousands)	2010	2009	$	%	2010	2009	$	%
Products revenue	$38,754	$57,995	$(19,241)	-33.2%	$73,808	$115,420	$(41,612)	-36.1%
Services revenue	85,906	97,810	(11,904)	-12.2%	208,002	166,359	41,643	25.0%

Total revenues	$124,660	$155,805	$(31,145)	-20.0%	$281,810	$281,779	$31	0.0%

Products Revenue.

The composition of our Products revenue varies from period to period based on our product mix, the strength of various geographic markets we serve and our ability to address those markets. The geographic dispersion of where products were shipped for the three and six months ended June 30, 2010 and June 30, 2009 was as follows:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(In thousands)	2010	2009	$	%	2010	2009	$	%
United States	$13,595	$23,579	$(9,984)	-42.3%	$21,285	$44,165	$(22,880)	-51.8%
Canada	2,865	1,584	1,281	80.9%	4,961	2,967	1,994	67.2%
Europe	5,082	18,932	(13,850)	-73.2%	8,584	23,669	(15,085)	-63.7%
Asia	9,070	8,424	646	7.7%	15,132	13,002	2,130	16.4%
Middle East	2,978	2,976	2	0.1%	13,301	26,308	(13,007)	-49.4%
Other	5,164	2,500	2,664	106.6%	10,545	5,309	5,236	98.6%

Total	$38,754	$57,995	$(19,241)	-33.2%	$73,808	$115,420	$(41,612)	-36.1%

The decline in Products revenue for the three and six months ended June 30, 2010 compared to the same periods in 2009 resulted largely from the reduction in the industrial demand for power and in the availability of project financing, both occurring as a result of the worldwide recession and both contributing to a sharp reduction in shipments of gas-fired turbines by OEMs. The decline was also due in part to downward pricing pressure resulting from decreased demand leading to reduced margins on lower volumes during the downward part of the economic cycle. Year-over-year declines were most significant in the United States, Europe and the Middle East where the reduction in industrial demand was most prevalent.

Services Revenue.

The composition of our Services revenue varies from period to period based on contract mix (lump-sum versus fixed price and capital versus maintenance) and the number and scope of outages for our nuclear maintenance contracts. The decline in the second quarter revenue of 2010 is largely attributable to the timing of client outages scheduled in the current period as compared to 2009 and, to a lesser extent, to the fact that some of the 2009 outage projects were extensive in terms of length of outage and scope of work.

Total Services revenue increased in the first half of 2010 as compared to the same period during 2009 resulting primarily from a new capital project that began in the second half of 2009 and continued into 2010. This capital project continued into the first quarter of 2010 more than offset a reduction in scheduled outages this year as compared to 2009.

Cost of Revenues

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(In thousands)	2010	2009	$	%	2010	2009	$	%
Cost of Products revenue	$28,517	$40,148	$(11,631)	-29.0%	$54,841	$80,114	$(25,273)	-31.5%
Cost of Services revenue	71,996	87,855	(15,859)	-18.1%	177,565	147,633	29,932	20.3%

Total cost of revenues	$100,513	$128,003	$(27,490)	-21.5%	$232,406	$227,747	$4,659	2.0%

Cost of Products Revenue.

The cost of Products revenue during the second quarter 2010 declined compared to the corresponding prior period in 2009 due primarily to a decline in revenue. The 29.0% decline in cost of Products revenue for the second quarter 2010 was less than the 33.2% decline in revenues for that quarter, which reflects a more price competitive environment as compared to bookings that generated revenues recognized in the second quarter of 2009.

The cost of Products revenue declined during the first half of 2010 compared to the corresponding prior period in 2009, due primarily to a decline in revenue, and also reflects margin pressure on fewer project opportunities in this part of the OEM cycle.

Cost of Services Revenue.

The cost of Services revenue during the second quarter 2010 declined compared to the corresponding prior period in 2009. The decrease is primarily attributable to the decrease in Services revenue for the period, partially offset by higher margins realized on capital projects completed during the quarter.

The cost of Services revenue increased for the six months ended June 30, 2010, compared to the corresponding prior period in 2009. The increase is primarily attributable to the increase in Services revenue resulting from heavy capital project work completed during the first quarter of 2010. Cost of Services revenue is typically proportionate to changes in Services revenue since they are comprised almost entirely of variable labor.

Selling and Administrative Expenses

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(In thousands)	2010	2009	$	%	2010	2009	$	%
Selling and administrative	$13,929	$13,352	$577	4.3%	$24,788	$23,876	$912	3.8%

Selling and administrative expenses include the costs associated with conducting our business: general management, compensation and benefits of employees, officers and directors, legal and professional fees and other general expenses.

The increase in selling and administrative expenses for the three and six months ended June 30, 2010, compared to the same periods in 2009, resulted primarily from increases in professional fees related to our efforts to prepare our Registration Statement on Form 10 and to comply with public reporting requirements. In addition, an increase in personnel costs related to higher non-cash stock compensation expense during 2010 as a result of additional restricted stock grants made in 2010.

Interest Expense

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(In thousands)	2010	2009	$	%	2010	2009	$	%
Interest expense	$1,119	$2,161	$(1,042)	-48.2%	$3,276	$4,830	$(1,554)	-32.2%

Interest expense consists of term loan and revolver interest, letter of credit fees and amortization of debt issuance costs offset by interest income earned on cash balances.

Interest expense declined $1.0 million in the three months ended June 30, 2010, compared to the same period in 2009. Term loan interest declined by $1.3 million compared to the second quarter 2009, directly attributable to a $43.2 million reduction in our term loan balance from $67.8 million as of June 30, 2009 to $24.6 million as of June 30, 2010. This decrease was offset by a $0.3 million increase in letters of credit fees, amortization of debt issuance costs and a reduction in interest income for the three months ended June 30, 2010 as compared to the corresponding period in 2009.

The decrease in interest expense during the six months ended June 30, 2010, relative to the same period in 2009 was primarily attributable to a $2.2 million decrease in the interest expense for the long-term debt facility. This decrease was offset by a $0.2 million increase in letters of credit fees and a $0.4 million increase in amortization of debt issuance costs for the six months ended June 30, 2010 as compared to the corresponding period in 2009.

Reorganization Expense

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(In thousands)	2010	2009	$	%	2010	2009	$	%
Reorganization expense	$434	$235	$199	84.7%	$940	$103	$837	812.6%

Reorganization expenses consist of professional fees and changes in liabilities subject to compromise incurred in connection with our 2008 bankruptcy proceedings.

The increase in reorganization costs for the three and six months ended June 30, 2010, as compared to the same periods in 2009, resulted primarily from higher costs associated with professional fees incurred in increased efforts during 2010 to resolve claims that remained outstanding from our 2008 bankruptcy proceedings.

Income Tax Expense

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(In thousands)	2010	2009	$	%	2010	2009	$	%
Income tax expense	$149	$1,352	$(1,203)	-89.0%	$1,778	$2,505	$(727)	-29.0%

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective income tax rate is based upon the estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods for settlements of tax audits or assessments and the resolution or identification of tax position uncertainties.

For the three months ended June 30, 2010, our income tax provision was $0.1 million, or 1.7% of pretax income, compared to $1.3 million, or 11.2% of pretax income, in the same period for 2009. Our income tax provision for the six months ended June 30, 2010 totaled $1.8 million, or 8.7% of pretax income, compared to $2.5 million, or 9.9% of pretax income, for the six months ended June 30, 2009. The effective income tax rates for these periods differ from the federal statutory tax rate mainly due to the effects of operating in foreign jurisdictions with lower statutory tax rates, domestic valuation allowances and our ability to utilize federal and state loss carryforwards generated from prior periods.

Income from Discontinued Operations

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(In thousands)	2010	2009	$	%	2010	2009	$	%
Income from discontinued operations	$2,105	$6,731	$(4,626)	-68.7%	$3,164	$7,349	$(4,185)	-56.9%

Income from discontinued operations includes transaction related expenses resulting from the wind down of Deltak’s large-scale HRSG product line contracts. Some of the HRSG contracts under completion agreements were in a positive cash position as of the September 28, 2006 Chapter 11 filing date because aggregate collections of billings exceeded aggregated project costs incurred. Our recognition of this excess is deferred until the earnings process is considered completed upon satisfaction of performance milestones set forth in the completion agreements. We recognized the excess of collections of billings over aggregate project costs for these contracts as Deltak meets the performance milestones as specified for avoiding the liquidated damage claims.

Income from discontinued operations decreased in the three and six months ended June 30, 2010 compared to the same periods in 2009. In June 2010, we recognized the balance of the deferred revenue related to completion agreements from Deltak’s legacy large-scale HRSG contracts. As milestones contained within the completion agreements were met, deferred revenues were removed from the balance sheet and recognized as income from discontinued operations. These are non-cash events.

Liquidity and Capital Resources

We believe a strong balance sheet is a necessary pre-requisite for creating sustainable growth in stockholder value. Our liquidity position as of June 30, 2010 was strong: we had $66.3 million of cash on our balance sheet and outstanding borrowings of $24.6 million on our $150 million Credit Facility.

Sources and Uses of Cash. Our primary sources of cash are net cash flow from operations and borrowings under our Credit Facility. Our primary uses of cash are principal and interest payments on our indebtedness, capital expenditures, working-capital and general corporate purposes.

Cash and Cash Equivalents. Cash and cash equivalents decreased $36.9 million, or 35.8%, to $66.3 million at June 30, 2010 from $103.2 million at December 31, 2009, primarily a result of using cash generated from operations to pay down term debt. During the same period in 2009, cash and cash equivalents increased $26.0 million, or 45.1%, from $57.6 million to $83.6 million, primarily resulting from cash from operations partially offset by cash used to pay down term debt.

Credit Facility. We have a Credit Facility, which consists of a $90 million term loan facility and a $60 million revolving letter of credit facility with a $25 million cash advance sub-facility. At June 30, 2010, the balance on the term loan facility was $24.6 million, and there were no amounts drawn on the cash advance sub-facility.

The Credit Facility includes affirmative and negative covenants, including customary limitations on the creation of new indebtedness and liens, restrictions on transactions and payments and financial covenants relating to our consolidated leverage ratio, consolidated fixed charge ratio and liquidity.

If we fail to comply with the restrictions in the Credit Facility, we will be in default and the participating banks may restrict our ability to borrow additional funds under the Credit Facility, may require that we immediately repay all outstanding loans with interest and may require the cash collateralization of outstanding letter of credit obligations. We have given a first priority lien on substantially all of our assets as security for the Credit Facility. The Credit Facility is due and payable on January 22, 2014 and has mandatory amortization payments of approximately $1.3 million per quarter and a sweep of 25% to 75% of excess cash flow, as defined in the Credit Facility. At June 30, 2010, and December 31, 2009, we were in compliance with all financial and other covenants under the Credit Facility.

Changes in Cash and Cash Equivalents for the six months ended June 30, 2010 and 2009 are as follows:

	Six Months Ended June 30,
(In thousands)	2010	2009
	(Unaudited)
Operating
Statement of cash flow data:
Cash flows provided by (used in):
Operating activities	$7,774	$43,756
Investing activities	107	(1,074)
Financing activities	(40,996)	(17,240)
Effect of exchange rate changes on cash	(3,822)	565

Change in cash and cash equivalents	$(36,937)	$26,007

Operating Activities

We believe that cash generated from our operations and available to us under our Credit Facility will be adequate to meet our working capital requirements for the foreseeable future.

During the six months ended June 30, 2010, cash provided by our operating activities was $7.8 million. The principal sources of cash from operating activities were:

•

net income of $21.8 million, adjusted for non-cash charges of $3.1 million in depreciation and amortization, $1.0 million in stock based compensation, partially offset by $3.0 million in deferred revenue recognized on completion agreements.

•

a $14.8 million decrease related to changes in our working capital accounts (discussed below) due to the timing of cash receipts and payments in these accounts which is indicative of our investment in current projects in process at June 30, 2010.

•	a $0.3 million decrease in cash resulting from a decrease in liabilities subject to compromise.

During the six months ended June 30, 2009, cash provided by our operating activities was $43.8 million. The principal sources of cash from operating activities were:

•

net income of $30.1 million, adjusted for non-cash charges of $2.7 million in depreciation and amortization and $0.9 million in stock based compensation, partially offset by $6.1 million in deferred revenue recognized on completion agreements.

•

a $16.2 million increase related to changes in our working capital accounts (discussed below) resulting from higher shipments than the amount needed for reinvestment in operations due to declining bookings in the depressed OEM market.

The $36.0 million decrease in cash provided from operating activities for the first six months of 2010 as compared to the prior year period resulted from lower volumes which affected working capital accounts, and lower net income.

With respect to our working capital accounts, we continually monitor our accounts receivable, and manage the operating cash flows of the Company by managing the working capital accounts in total, rather than by the individual elements. The primary elements of the Company’s working capital accounts are accounts receivable, costs in excess of billings, other assets, accounts payable, billings in excess of cost and other accrued liabilities. Accounts receivable consist of billings to our clients—a substantial portion of which is for project-related costs. Costs in excess of billings consist of costs incurred on projects that have not been billed to our clients. Accounts payable consists of obligations to third parties relating primarily to costs incurred for projects which are generally billable to clients. Billings in excess of cost consist of billings to and payments from our clients for costs yet to be incurred. This comprehensive view of working capital, taking into account each of the six primary elements listed is both common and useful in our project-based industry, as it facilitates reviews of cash flow information at the total working capital level.

Investing Activities

Cash provided by investing activities for the six months ended June 30, 2010 was $0.1 million, made up primarily of decreases in restricted cash offset by purchases of fixed assets. Cash used in investing activities for the six months ended June 30, 2009 was $1.1 million resulting from cash used to purchase fixed assets.

Financing Activities

Cash used in financing activities for the six months ended June 30, 2010 was $41.0 million, resulting from principal payments made on our Credit Facility which includes: $35.7 million payments made pursuant to the excess cash flow provision calculated as of December 31, 2009 and a $5 million pre-payment of the 2010 quarterly amortization payments partially offset by $0.3 million in debt issuance costs incurred. Cash used in financing activities for the six months ended June 30, 2009 was $17.2 million, resulting from principal payments made on our Credit Facility which includes $14.7 million payments made pursuant to the excess cash flow provision calculated as of December 31, 2008 and $2.5 million payments of the 2009 quarterly amortization payments.

Off-Balance Sheet Transactions

Our liquidity is currently not dependent on the use of off-balance sheet transactions but, in line with industry practice, we are often required to provide performance and surety bonds to clients and may be required to provide letters of credit. If performance assurances are extended to clients, generally our maximum potential exposure is limited in the contract with our clients. We frequently obtain similar performance assurances from third party vendors and subcontractors for work performed in the ordinary course of contract execution. However, the total costs of project could exceed our original cost estimates and we could experience reduced gross profit or possibly a loss for a given project. In some cases, where we fail to meet certain performance standards, we may be subject to contractual liquidated damages.

Critical Accounting Policies

Our condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical can be found in our Registration Statement on Form 10, filed with the SEC on July 30, 2010, in the notes to the condensed consolidated financial statements and the “Critical Accounting Policies and Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Contractual Obligations

There have been no material changes to the table of contractual obligations presented in our Registration Statement on Form 10, filed with the SEC on July 30, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. Our primary market risk exposure is volatility of interest rates, primarily in the United States. We manage interest rates through the use of a combination of fixed and floating rate debt and interest rate swap agreements. We are subject to interest rate changes on our LIBOR-based variable interest $150 million Credit Facility. As of June 30, 2010 and December 31, 2009, respectively, we had $24.6 million and $65.3 million of outstanding borrowings on our Credit Facility. To hedge against some of our variable interest rate exposure, on March 31, 2008, we entered into an interest rate swap agreement to convert $60 million of the Credit Facility from a variable rate of interest to a fixed rate of 2.97% per annum. That hedge agreement terminated in March 2010.

Interest rate sensitivity – Based on our level of variable rate debt at June 30, 2010, a 50 basis point fluctuation in short-term interest rates would have an approximate $0.2 million impact on our expected pre-tax income on an annual basis. At December 31, 2009, a similar fluctuation would have an approximate $0.2 million impact on our expected pre-tax income.

Foreign Currency Exchange Rate Risk. We have foreign currency exposures related to buying and selling in currencies other than the U.S. dollar. To manage these risks, we enter into foreign currency forward agreements. At June 30, 2010 and at December 31, 2009, our most significant foreign currency exposures involved the Euro and the South Korean Won. Based on currency forward contracts in place at each of these dates, a 10% strengthening or weakening in the Euro from year-end exchange rates would decrease or increase our pretax income by approximately $0.03 million at June 30, 2010 and $0.5 million at December 31, 2009 and a similar change in the South Korean Won would decrease or increase our pretax income by approximately $0.1 million at June 30, 2010 and $0.3 million at December 31 2009.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that the information required to be disclosed in the Company’s periodic reports is recorded, processed, summarized and reported as and when required.

Changes in Internal Control over Financial Reporting

We are not yet required to comply with the internal control reporting requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) due to a transition period established by rules of the SEC for newly public companies. We will be required to comply with the internal control over financial reporting requirements for the first time, and will be required to provide a management report on the effectiveness of our internal control over financial reporting and an attestation report on the effectiveness of our internal control over financial reporting from our independent registered public accounting firm, in connection with our Annual Report on Form 10-K for the year ending December 31, 2011. Although we are not yet required to comply with these requirements, we are preparing for future compliance by assessing and strengthening our system of internal control. We are in the process of performing the information system and process documentation, and evaluation and testing required for management to make this assessment and for our independent registered public accounting firm to provide their attestation report. In the course of evaluation and testing, management may identify deficiencies that will be addressed and remediated.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

We are involved from time to time in legal actions that arise in the ordinary course of our business. We do not believe that the resolution of the currently pending actions, either individually or in the aggregate, will have a material adverse effect on our financial position or results of operations. However, the outcomes of any legal actions cannot be predicted, and therefore, there can be no assurance that this will be the case.

Deltak Fund for Unsecured Claims in Bankruptcy. On September 28, 2006, we and all of our U.S. subsidiaries, including Deltak, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Pursuant to an approved Plan of Reorganization, an administrator was appointed to administer a fund of approximately $34 million in cash that was intended to be distributed to the holders of allowed unsecured claims against Deltak. Under the Plan of Reorganization, the administrator has the right and duty to administer the fund and to “make, file and settle or otherwise resolve objections” to unsecured claims against Deltak.

Since January 22, 2008, the administrator has adjudicated and/or settled various unsecured claims and engaged in efforts to resolve the remaining disputed claims. As of July 13, 2010, approximately $12.3 million of cash remains in the fund subject to the control of the administrator.

Certain disputed unsecured claims remain unresolved. The administrator continues to contest and otherwise seek to resolve these and all other remaining disputed claims.

Asbestos Cases. We have been named as a defendant in a limited number of asbestos personal injury lawsuits. Neither we nor our predecessors ever mined, manufactured, produced or distributed asbestos fiber, the material that allegedly caused the injury underlying these actions. The bankruptcy court’s discharge order issued when we emerged from bankruptcy extinguished the claims made by all plaintiffs who had filed asbestos claims against the Company before that time. We also believe the bankruptcy court’s discharge order should serve as a bar against any later claim filed against us or any of our subsidiaries based on alleged injury from asbestos at any time before we emerged from bankruptcy. In any event, to date, we have been successful in having the asbestos cases that were filed against us post-bankruptcy dismissed without liability. We intend to vigorously defend all currently active actions, just as we defended the other actions that have since been dismissed, all without liability, and we do not anticipate that any of these actions will have a material adverse effect on our financial position, results of operations or liquidity. However, the outcomes of any legal actions cannot be predicted, and therefore, there can be no assurance that this will be the case.

Item 1A.	Risk Factors.

There were no material changes to our risk factors from those reported in our Registration Statement on Form 10 as filed with the SEC on July 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Reverse Stock Split

On June 30, 2010, we filed an amendment to our Second Amended and Restated Certificate of Incorporation to implement a 1-for-9 reverse stock split of all outstanding shares of our common stock. The reverse stock split had been authorized by our stockholders at our Annual Meeting of Stockholders held on April 22, 2010, and was implemented by our Board of Directors in accordance with that authority. Upon the implementation of the reverse stock split, all of our common stock outstanding on June 30, 2010 was converted, automatically and without action by any holder of those shares, into one ninth of the number of those shares outstanding immediately before the reverse stock split (adjusted to avoid fractional shares). We effected the reverse stock split to enable us to list the shares of our common stock on the NASDAQ Stock Market LLC. Effecting the reverse stock split combined the previously issued and outstanding shares of our common stock into a smaller number of new shares with the result that the new shares trade at a higher price per share than pre-reverse stock split prices. The reverse stock split reduced the number of shares of our common stock reserved for issuance under our equity compensation plans and under outstanding warrants. It did not, however, change the number of shares of common stock that is authorized under our Certificate of Incorporation. Nor did it change the per share par value of our shares or the proportionate equity interests of our stockholders or the proportionate potential equity interests of holders of restricted stock units. All of the share and per share numbers in this Quarterly Report on Form 10-Q reflect the effect of the reverse stock split.

Sales of Unregistered Securities During the Quarter

None.

Item 5.	Other Information.

In accordance with rules prescribed by the SEC, a proposal of or nomination by a stockholder intended to be presented at our 2011 annual meeting of stockholders must be received at our principal executive offices no later than November 16, 2010, if the proposal or nomination is to be considered for inclusion in our proxy statement and proxy card for that meeting.

Under our By-Laws, a stockholder may present a proposal or make a nomination for consideration at our 2011 annual meeting of stockholders (but may not have that proposal or nomination included in our proxy statement for that meeting) by delivering a written notice to the Secretary of Global Power Equipment Group Inc. at our principal executive offices between December 23, 2010 and January 22, 2011. For a stockholder’s proposal or nomination to be properly requested or made for purposes of any annual meeting of stockholders, the stockholder must comply with all of the requirements of our By-Laws, not just the timeliness requirements described above.

Item 6.	Exhibits.

Exhibit	Description

10.1	Section 409A Amendment to Restricted Stock Unit Award Agreements dated July 27, 2010. *

10.2	Form of 2010 Restricted Stock Unit Award Agreement. *

10.3	Amendment No. 4 to the Credit Agreement, effective as of June 25, 2010 (filed as Exhibit 10.23 to the Company’s Amendment No. 2 to Form 10 filed with the Commission on July 20, 2010 and incorporated herein by reference).

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL POWER EQUIPMENT GROUP INC.

Date: September 13, 2010	By:	/S/ DAVID L. KELLER
David L. Keller,
President and Chief Executive Officer

Date: September 13, 2010	By:	/S/ DAVID L. WILLIS
David L. Willis,
Senior Vice President and Chief Financial Officer