Form 10-Q
period 2010-09-30
GLOBAL POWER EQUIPMENT GROUP INC.
filed 2010-11-15
CIK 1136294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of November 11, 2010, there were 15,469,287 shares of common stock of Global Power Equipment Group Inc. outstanding.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

Form 10-Q

For the quarter ended September 30, 2010

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of that term set forth in the Private Securities Litigation Reform Act of 1995. When used in this report, the terms “anticipates,” “plans,” “estimates,” “expects,” “believes,” “intends” and similar expressions as they relate to us or future events or verbs such as “will,” “should,” “would,” “may” and “could” are intended to identify such forward-looking statements. These statements reflect our current views of future events and financial performance and are subject to a number of risks and uncertainties. Our actual results, performance or achievements may differ materially from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, decreased demand for new gas turbine power plants, reduced demand for, or increased regulation of, nuclear power, loss of any of our major customers, cost increases and project cost overruns, unforeseen schedule delays, poor performance by our subcontractors, cancellation of projects, competition for the sale of our products and services, shortages in, or increases in prices for, energy and materials such as steel that we use to manufacture our products, damage to our reputation, warranty or product liability claims, increased exposure to environmental or other liabilities, failure to comply with various laws and regulations, failure to attract and retain highly-qualified personnel, volatility of our stock price, deterioration or uncertainty of credit markets, and changes in the economic, social and political conditions in the United States and other countries in which we operate, including fluctuations in foreign currency exchange rates, the banking environment or monetary policy. Other important factors that may cause actual results to differ materially from those expressed in the forward-looking statements are discussed in our filings with the Securities and Exchange Commission, including the section of our Amendment No. 3 to Form 10, filed on July 30, 2010, titled “Risk Factors.” Except as may be required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and we caution you not to rely upon them unduly.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands except share and per share amounts)

	September 30, 2010	December 31, 2009
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$87,915	$103,220
Restricted cash	1,019	2,018
Accounts receivable, net of allowance of $1,990 and $1,588	51,916	62,267
Inventories	5,563	4,659
Costs and estimated earnings in excess of billings	38,364	29,470
Other current assets	7,156	10,169

Total current assets	191,933	211,803
Property, plant and equipment, net	12,399	12,945
Goodwill	80,400	80,400
Intangible assets, net	13,429	14,749
Other assets	3,774	6,114

Total assets	$301,935	$326,011

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$24,633	$40,692
Accounts payable	26,412	28,913
Accrued compensation and employee benefits	20,174	19,498
Accrued warranties	6,735	10,981
Billings in excess of costs and estimated earnings	18,747	31,148
Deferred revenue	—	3,006
Other current liabilities	12,085	11,363

Total current liabilities	108,786	145,601
Long-term deferred tax liability	14,768	14,768
Other long-term liabilities	3,990	3,990
Long-term debt, net of current maturities	—	24,633
Liabilities subject to compromise	207	541

Total liabilities	127,751	189,533
Commitments and contingencies (Note 5)
Stockholders’ equity
Common stock, $0.01 par value, [1] 170,000,000 shares authorized, and 15,586,237 and 15,263,066 shares issued, respectively and 15,469,287 and 15,220,726 shares outstanding, respectively	1,403	1,374
Paid-in capital	63,522	61,459
Accumulated comprehensive income	1,840	2,655
Retained earnings	107,430	70,994
Treasury stock, at cost (116,950 and 42,340 shares, respectively)	(11)	(4)

Total stockholders’ equity	174,184	136,478

Total liabilities and equity	$301,935	$326,011

[1]	All share numbers reflect the Company’s June 30, 2010, 1-for-9 reverse stock split.

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Products revenue	$36,732	$38,272	$110,540	$153,692
Services revenue	79,722	57,512	287,724	223,871

Total revenues	116,454	95,784	398,264	377,563
Cost of products revenue	21,826	30,811	76,667	110,925
Cost of services revenue	67,595	50,950	245,160	198,583

Cost of revenues	89,421	81,761	321,827	309,508

Gross profit	27,033	14,023	76,437	68,055
Selling and administrative expenses	13,931	10,936	38,719	34,812

Operating income	13,102	3,087	37,718	33,243
Interest expense	976	2,412	4,252	7,242

Income from continuing operations before reorganization items and income taxes	12,126	675	33,466	26,001
Reorganization expense (income)	(2,445)	192	(1,505)	295

Income from continuing operations before income taxes	14,571	483	34,971	25,706
Income tax expense (benefit)	(79)	(530)	1,699	1,975

Income from continuing operations	14,650	1,013	33,272	23,731
Discontinued operations:
Income from operations of discontinued operations, net of tax	—	(1,709)	3,164	5,640
Gain on disposal, net of tax	—	2,535	—	2,535

Income from discontinued operations	—	826	3,164	8,175

Net income	$14,650	$1,839	$36,436	$31,906

Basic earnings per weighted average common share: [1]
Income from continuing operations	$0.96	$0.07	$2.18	$1.59
Income from discontinued operations	—	0.05	0.21	0.54

Income per common share - basic	$0.96	$0.12	$2.39	$2.13

Weighted average number of shares of common stock outstanding - basic	15,315,629	15,003,875	15,232,237	14,950,092

Dilutive earnings per weighted average common share:
Income from continuing operations	$0.89	$0.06	$2.04	$1.54
Income from discontinued operations	—	0.06	0.20	0.53

Income per common share - diluted	$0.89	$0.12	$2.24	$2.07

Weighted average number of shares of common stock outstanding - diluted	16,388,351	15,740,284	16,287,808	15,382,826

[1]	All share numbers reflect the Company’s June 30, 2010, 1-for-9 reverse stock split.

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)
Operating activities:
Net income	$36,436	$31,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,363	4,054
Loss on disposal of equipment	15	16
Gain on disposal of discontinued operations	—	(2,747)
Stock-based compensation	2,094	1,297
Changes in operating assets and liabilities:
Receivables	10,351	5,825
Inventories	(904)	76
Costs and estimated earnings in excess of billings	(8,894)	16,040
Other current assets	3,013	(2,162)
Other assets	1,292	(1,545)
Accounts payable	(2,501)	6,273
Other accrued liabilities	(2,663)	4,555
Billings in excess of costs and estimated earnings	(12,401)	(685)
Deferred revenue	(3,006)	(4,105)
Liabilities subject to compromise - operating	(334)	(269)

Net cash provided by operating activities	26,861	58,529
Investing activities:
Net transfers of restricted cash	999	995
Proceeds from sale of equipment	—	1
Purchase of property, plant, and equipment	(1,261)	(2,348)

Net cash used in investing activities	(262)	(1,352)
Financing activities:
Payments of long-term debt	(40,692)	(43,425)
Proceeds from issuance of debt	—	25,000
Purchase of fractional common shares	(9)	—
Payments of debt financing costs	(304)	(65)

Net cash used in financing activities	(41,005)	(18,490)
Effect of exchange rate changes on cash	(899)	1,374

Net change in cash and cash equivalents	(15,305)	40,061
Cash and cash equivalents, beginning of period	103,220	57,633

Cash and cash equivalents, end of period	$87,915	$97,694

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BUSINESS AND ORGANIZATION

Global Power Equipment Group Inc. and its wholly owned subsidiaries (the “Company”, “we”, “us” or “our”) designs, engineers and manufactures heat recovery and auxiliary power equipment and provides routine and specialty maintenance services to customers in the utility and industrial sectors. The Company’s corporate headquarters are located in Tulsa, Oklahoma, with facilities in Plymouth, Minnesota; Tulsa, Oklahoma; Auburn, Massachusetts; Atlanta, Georgia; Monterrey, Mexico; Shanghai, China; and Heerlen, The Netherlands.

The unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America. The information in the condensed consolidated financial statements, in the opinion of management, includes normal recurring adjustments and reflects all adjustments that are necessary for a fair statement of such financial statements. The Company believes that the disclosures presented are adequate to represent materially correct interim financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2009 included in the Amendment No. 3 to Form 10 filed with the Securities and Exchange Commission (“SEC”) on July 30, 2010. The results of operations for the three and nine months ended September 30, 2010 and 2009 are not necessarily indicative of the actual results that may occur for the entire fiscal year.

On September 28, 2006, Global Power Equipment Group Inc. and all of its U.S. subsidiaries filed voluntary Chapter 11 petitions under the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (“Bankruptcy Court”). The Company successfully exited Chapter 11 on January 22, 2008 pursuant to an approved Plan of Reorganization (“Plan of Reorganization” or “Plan”).

On June 30, 2010, the Company filed an amendment to its Second Amended and Restated Certificate of Incorporation to implement a 1-for-9 reverse stock split of all outstanding shares of its common stock. The reverse stock split was authorized by the stockholders at the Annual Meeting of Stockholders on April 22, 2010, and was implemented by the Board of Directors in accordance with that authority. Upon the implementation of the reverse stock split, all of the Company’s common stock outstanding on June 30, 2010 was converted, automatically and without action by any holder of those shares, into one-ninth of the number of those shares outstanding immediately before the reverse stock split (adjusted downward to avoid fractional shares). All of the share and per share numbers in this Quarterly Report on Form 10-Q retroactively reflects the effect of the reverse stock split for all periods presented.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying condensed consolidated financial statements include the accounts of Global Power Equipment Group Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition: The Company is organized in two major segments: the Products Division and the Services Division. Within these segments, the Company has three primary revenue streams, Heat Recovery Equipment (comprised of the Specialty Boiler and Heat Recovery Steam Generator (“HRSG”) product lines), Auxiliary Power Equipment (comprised of the Gas Turbine-related equipment and SCR & CO Catalyst Systems (“SCR”) product lines) and Industrial Services.

Revenues and cost of revenues for the Heat Recovery Equipment and SCR product lines in the Products Division, and fixed-price contracts in the Services Division, are recognized on the percentage-of-completion method based on the percentage of actual hours incurred to date in relation to total estimated hours for each contract. This method is used because management considers expended labor hours to be the best available measure of progress on these contracts. The Company expenses pre-contract costs as incurred. Costs related to change orders are recognized when they are incurred. Change orders are included in total estimated contract revenues when they can be reliably estimated and it is probable that the adjustment will be approved by the customer or realized.

The percentage-of-completion method generally results in the recognition of reasonably consistent profit margins over the life of a contract since management has the ability to produce reasonably dependable estimates of contract billings and contract costs. The Company uses the level of profit margin that is most likely to occur on a contract. If the most likely profit margin cannot be precisely determined, the lowest probable level of profit in the range of estimates is used until the results can be estimated more precisely. The Company’s estimate of the total hours to be incurred at any particular time has a significant impact on the revenue recognized for the respective period. The percentage-of-completion method is only allowed under certain circumstances in which the revenue process is long-term in nature (often in excess of one year), the products, or services, sold are highly customized and a process is in place whereby revenues, costs and margins can be reasonably estimated. Changes in job performance, job conditions, estimated profitability, final contract settlements and resolution of claims may result in revisions to costs and income, and the effects of such revisions are recognized in the period that the revisions are determined. Estimated losses on uncompleted contracts are recognized in the period in which they first become apparent. Under percentage-of-completion accounting, management must also make key judgments in areas such as the percentage-of-completion, estimates of project revenues, costs and margin, estimates of total and remaining project hours and liquidated damages assessments. Any deviations from estimates could have a significant positive or negative impact on the Company’s results of operations.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Revenues for the Auxiliary Power Equipment product lines, except SCR, are recognized under the completed-contract method due to the short-term nature of the production period. Generally, these contracts specify separate phases of work which are frequently contracted separately. Under this method, no revenue can be recognized until the contract phase is substantially complete, at which time revenue is recognized and costs previously deferred are charged to expense. Also, for revenue to be recognized, the customer assumes risk of loss and title, and the installation is operating according to specifications or has been accepted by the customer. As with the Heat Recovery Equipment product line, changes in job performance, job conditions, estimated profitability, final contract settlements and resolution of claims may result in revisions to job costs and income amounts that are different than amounts originally estimated.

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

In the fourth quarter of 2006, upon approval by the Bankruptcy Court, the Company initiated a wind down of Deltak’s (a subsidiary of the Company, based in Plymouth, Minnesota) large-scale HRSG product line and Deltak entered into completion agreements with certain HRSG customers to complete executory contracts for delivery of HRSG units. Certain of the HRSG contracts under completion agreements were in a positive cash position as of the Chapter 11 filing date due to aggregate collections of billings exceeding aggregate project costs. The recognition of this excess was deferred until such time as the earnings process is considered completed through satisfaction of the performance milestones under the completion agreements thereby avoiding the liquidated damage claims. This amount is included in income from discontinued operations in the accompanying condensed consolidated statements of operations, net of estimates of liquidated damage claims accrued for these contracts. Deferred amounts were reported in the accompanying condensed consolidated balance sheets as deferred revenue and there was no balance at September 30, 2010. During the three and nine months ended September 30, 2010 and 2009, the Company recognized such excess as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Deferred revenue recognized	$—	$(1,740)	$3,014	$4,336

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

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The Company has certain customers that represent more than 10 percent of consolidated accounts receivable. The balance for these customers as a percentage of the consolidated accounts receivable is as follows:

Customer	September 30, 2010	December 31, 2009
Entergy Services Inc.	32%	35%
Southern Nuclear Company	*	12%

*	Less than 10%

Inventories: Inventories consist primarily of raw materials and are stated at the lower of first-in, first-out cost or market, net of applicable reserves.

Goodwill: The Company has made acquisitions in the past that included the recognition of goodwill, which was determined based upon previous accounting principles. Pursuant to Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 350, Intangibles-Goodwill and Other, beginning January 1, 2009, the Company records as goodwill the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. The Company evaluates goodwill for impairment at least annually, or more frequently if triggering events occur or other impairment indicators arise which might impair recoverability. During the nine months ended September 30, 2010, no triggering events occurred that would require additional impairment testing.

Major Customers: The Company has certain customers that represent more than 10 percent of consolidated revenues. The revenue for these customers as a percentage of the consolidated revenues is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2010	2009	2010	2009
Entergy Services Inc.	27%	*	28%	*
Southern Nuclear Company	18%	13%	22%	12%
General Electric Company	*	25%	10%	20%
Energy Northwest	*	*	*	11%
Tennessee Valley Authority	*	*	*	10%
FPL Group	*	13%	*	*
All others	55%	49%	40%	47%

Total	100%	100%	100%	100%

*	Less than 10%

Customers for the Products Division include original equipment manufacturers (“OEMs”), engineering and construction firms, operators of power generation facilities and firms engaged across several process-related industries. Customers for the Services Division are varied, but include major utility companies within the United States. The Company’s major customers vary over time due to the relative size and duration of their projects.

Cost of Revenues: Cost of revenues for both Products and Services Divisions primarily include charges for materials, direct labor and related benefits, freight (inbound and outbound), direct supplies and tools, warehousing costs and utilities related to production facilities, purchasing and receiving costs, inspection costs, internal transfer costs and, where appropriate, an allocation of overhead.

Warranty Costs: Estimated costs related to warranty are accrued as the related revenue is recognized and included in cost of revenues. Estimated costs are based upon past warranty claims and sales history. Warranty terms vary by contract but generally provide for a term of three years or less. The Company manages its exposure to warranty claims by having its field service and quality assurance personnel regularly monitor projects and maintain ongoing and regular communications with the customers.

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

Selling and Administrative expense: Selling and administrative expenses are primarily comprised of indirect labor and related benefits, legal and professional fees, indirect utilities, office rent, bad debt expense and indirect travel and related expenses.

Reorganization Items: The Company successfully exited Chapter 11 on January 22, 2008. The accompanying condensed consolidated financial statements have been presented in conformity with the provisions of ASC 852, Reorganizations. Accordingly, all pre-petition liabilities of the Company that are subject to compromise are segregated in the accompanying condensed consolidated balance sheets as liabilities subject to compromise. These liabilities are recorded at amounts or claims allowed by the Bankruptcy Court. ASC 852 also requires that reorganization items (direct and incremental costs, such as professional fees incurred in Chapter 11 cases) be segregated as a separate line item in the statements of operations.

The Company’s reorganization items are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Professional fees	$273	$256	$973	$737
Change in estimate of liabilities subject to compromise	(2,718)[1]	(64)	(2,478)[1]	(442)

Total reorganization expense	$(2,445)	$192	$(1,505)	$295

[1]

On July 12, 2010, the U.S. Bankruptcy Court approved a settlement of certain claims against the Company and its Deltak subsidiary. As a result of that settlement and the related compromise by the Company of its own claim against the fund that had been established pursuant to the Company’s Plan of Reorganization to be distributed to holders of allowed unsecured claims against Deltak, the Company received a cash payment of $2.8 million on July 27, 2010 which was credited in operations at that time.

Income from Discontinued Operations: During the three and nine months ended September 30, 2010 and 2009, the Company earned income from discontinued operations due to the winding down of the large scale HRSG operations (see Note 2 – revenue recognition). The following table summarizes the income from discontinued operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Income (loss) from discontinued operations	$—	$(1,734)	$3,176	$5,755
Related tax (expense) benefit	—	25	(12)	(115)

Net income from discontinued operations	$—	$(1,709)	$3,164	$5,640

In addition, on September 30, 2009, a settlement agreement was executed resulting in the release of certain escrow funds pursuant to the sale of Global Power Asia, Ltd. in October 2007 and the Company received such funds on November 10, 2009. As a result, the Company recognized an additional gain on the sale of discontinued operations during the three months ended September 30, 2009 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Gain on disposal of discontinued operations	$—	$2,747	$—	$2,747
Related tax (expense) benefit	—	(212)	—	(212)

Gain on disposal of discontinued operations	$—	$2,535	$—	$2,535

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Income Taxes: The current provision for income taxes is based on current federal, foreign and state statutory rates, which are adjusted based on changes in tax laws and significant fluctuations in taxable income. The overall effective income tax rate for the three and nine months ended September 30, 2010 and 2009, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Effective income tax rate	-0.5%	-109.2%	4.9%	7.7%

The effective income tax rate differs from the statutory federal income tax rate of 35% primarily because of state and foreign income taxes, deferred taxes on indefinite life intangibles, changes in the valuation allowance and utilization of net operating loss carry forwards.

Effective January 1, 2007, the Company adopted provisions of ASC 740-10, Income Taxes, which relates to recognition of uncertain tax positions. The FASB requires companies to assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook, although we consider future taxable income projections, ongoing tax planning strategies and the limitation on the use of carryforward losses in determining valuation allowance needs. We establish valuation allowances for our deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2009, the Company provided for a liability of $3.8 million for unrecognized tax benefits related to various federal, foreign and state income tax matters, which amount is included in Other long-term liabilities. If recognized, the entire amount of the liability would affect the effective tax rate. There was no change to this balance during the nine months ended September 30, 2010.

Derivative Financial Instruments: ASC 815, Derivatives and Hedging, requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. For derivatives designated as hedges, changes in the fair value are either offset against the change in fair value, for the risk being hedged, of the assets and liabilities through earnings or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings.

The Company uses financial instruments in the management of its foreign currency exchange exposures. These financial instruments are considered derivatives under ASC 815, but do not meet hedge accounting requirements. Therefore, the Company recognizes changes in fair values of the forward agreements through Selling and administrative expenses.

The following table summarizes the forward contracts at September 30, 2010, all of which mature during 2010 (in thousands):

Functional Currency	Currency Hedged (bought or sold forward)	Hedged Foreign Currency Exposure (in equivalent U.S. Dollars)	Notional Amount of Forward Buy Contracts (in equivalent U.S. Dollars)	Notional Amount of Forward Sell Contracts (in equivalent U.S. Dollars)
U.S. Dollars	Mexican Pesos	$1,183	$1,183	$—
U.S. Dollars	Euro	986	—	986

	Total	$2,169	$1,183	$986

The following table summarizes the forward contracts at December 31, 2009 (in thousands):

Functional Currency	Currency Hedged (bought or sold forward)	Hedged Foreign Currency Exposure (in equivalent U.S. Dollars)	Notional Amount of Forward Buy Contracts (in equivalent U.S. Dollars)	Notional Amount of Forward Sell Contracts (in equivalent U.S. Dollars)
Euro	U. S. Dollars	$3,258	$3,258	$—
U.S. Dollars	Mexican Pesos	1,542	1,542	—
U.S. Dollars	Euro	8,175	—	8,175
U.S. Dollars	South Korean Won	3,188	—	3,188

	Total	$16,163	$4,800	$11,363

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

In March 2008, the Company entered into an interest rate swap agreement to convert $60 million of variable interest payments under the Company’s Credit Facility to a fixed rate of 2.97%, which terminated in March 2010. The interest rate swap agreement constituted a cash flow hedge and satisfied the criteria for hedge accounting prescribed by ASC 815.

The following tables show the impact of derivatives on the Company’s condensed consolidated balance sheets (in thousands):

As of	September 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$37	Other current liabilities	$570
Interest rate contracts	—	—	Other current liabilities	408
Gain on interest rate contract derivative (effective portion), net of tax	—	—	Other comprehensive income	185

The following tables show the impact of derivatives not designated as hedging instruments on the Company’s condensed consolidated statements of operations (in thousands):

Derivatives Not Designated as Hedging Instruments under ASC 815-10	Location of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives for the Three Months Ended September 30,		Amount of Gain (Loss) Recognized on Derivatives for the Nine Months Ended September 30,
		2010	2009	2010	2009
Foreign exchange contracts	Selling and administrative expenses	$(421)	$(474)	$(236)	$(249)

Total		$(421)	$(474)	$(236)	$(249)

Fair Value of Financial Instruments: In September 2006, the FASB issued ASC 820, Fair Value Measurements and Disclosures. ASC 820-10 defines fair value as the exit price, which is the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date. ASC 820-10 establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company adopted certain of the provisions of ASC 820 on January 1, 2008. Although the adoption of ASC 820 did not materially impact its financial condition, results of operations or cash flow, the Company is required to provide additional disclosures as part of its financial statements. ASC 820 establishes a three-tier fair value hierarchy, which categorizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in the active markets for identical assets and liabilities and the lowest priority to unobservable inputs.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

The following table shows assets and liabilities measured at fair value as of September 30, 2010, on the Company’s condensed consolidated balance sheet, and the input categories associated with those assets and liabilities (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total Fair Value Assets (Liabilities) at September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange contracts	$37	$—	$37	$—

Total	$37	$—	$37	$—

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

The fair value of interest rate swaps is calculated with proprietary models utilizing observable inputs as well as future assumptions related to interest rates and other applicable variables. These calculations are performed by the financial institutions that are counterparties to the applicable swap agreements and reported to the Company on a monthly basis. The Company uses these reported fair values to adjust the asset or liability as appropriate.

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

Reclassifications: Certain 2009 amounts have been reclassified to conform to the 2010 presentations. The originally reported amounts for the consolidated Balance Sheet as of December 31, 2009 are summarized in the following table (in thousands):

	As Originally Reported	Adjustments	As adjusted
Costs and estimated earnings in excess of billings	$31,518	$(2,048)	$29,470
Other current assets	11,330	(1,161)	10,169
Billings in excess of costs and estimated earnings	(34,357)	3,209	(31,148)

Net		$—

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

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements, which amends ASC 820, Fair Value Measurements and Disclosures (“ASU 2010-06”) to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. ASU 2010-06 also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The Company adopted the provisions of ASU 2010-06 as required on January 1, 2010. See Note 2 for required disclosure.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

In March 2010, the FASB issued ASU No. 2010-11, Derivatives and Hedging Scope Exception Related to Embedded Credit Derivatives (codified within ASC 815 - Derivatives and Hedging). ASU 2010-11 improves disclosures originally required under SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010. The Company adopted the provisions of ASU 2010-11 on July 1, 2010, as required. The provisions had no impact on the Company’s consolidated financial position or results of operations upon adoption.

In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition, which provides guidance on applying the milestone method to milestone payments for achieving specified performance measures when those payments are related to uncertain future events. However, the FASB clarified that, even if the requirements in this ASU are met, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration. The Company adopted the provisions of ASU 2010-17 on July 1, 2010, as required. The provisions had no impact on the Company’s consolidated financial position or results of operations upon adoption.

NOTE 3 – EARNINGS PER SHARE

Basic and diluted earnings per common share are calculated as follows (all share and per share numbers reflect the Company’s June 30, 2010, 1-for-9 reverse stock split) (in thousands, except for share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic Earnings Per Common Share:
Income from continuing operations	$14,650	$1,013	$33,272	$23,731
Income from discontinued operations	—	826	3,164	8,175

Net income available to common shareholders	$14,650	$1,839	$36,436	$31,906

Weighted Average Common Shares Outstanding	15,315,629	15,003,875	15,232,237	14,950,092

Income from continuing operations	$0.96	$0.07	$2.18	$1.59
Income from discontinued operations	—	0.05	0.21	0.54

Basic earnings per common share	$0.96	$0.12	$2.39	$2.13

Diluted Earnings Per Common Share:
Income from continuing operations	$14,650	$1,013	$33,272	$23,731
Income from discontinued operations	—	826	3,164	8,175

Net income available to common shareholders	$14,650	$1,839	$36,436	$31,906

Weighted Average Common Shares Outstanding	15,315,629	15,003,875	15,232,237	14,950,092
Dilutive effect of unvested Restricted Stock Units	425,115	294,006	384,180	226,773
Dilutive effect of contingently returnable shares	152,377	152,368	152,768	152,368
Dilutive effect of warrants	495,230	290,035	518,623	53,593

Weighted Average Common Shares Outstanding Assuming Dilution	16,388,351	15,740,284	16,287,808	15,382,826

Income from continuing operations	$0.89	$0.06	$2.04	$1.54
Income from discontinued operations	—	0.06	0.20	0.53

Diluted earnings per common share	$0.89	$0.12	$2.24	$2.07

Restricted Stock Awards. All common shares granted under the 2008 Directors’ Equity Incentive Plan are issued when granted and vest, based on certain service conditions, over a four year period. Only vested shares are included in the Weighted Average Common Shares Outstanding for each period. Unvested restricted stock awards remain subject to forfeiture until satisfaction of certain service conditions and are included, under the treasury method, in the calculation for dilutive effect of contingently returnable shares. If the award is forfeited before the vesting period has expired, the forfeited shares are included as treasury shares.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Restricted Stock Units (“RSU”). Common shares granted under the 2008 Management Incentive Plan are issued when the shares vest. Therefore, only the vested/issued shares are included in the Weighted Average Common Shares Outstanding for each period. Unvested restricted stock units are contingently issuable, subject to satisfaction of certain service conditions, and included, under the treasury method, in the calculation for dilutive effect of unvested RSUs to purchase common shares.

Management Co-Investment Plan. Common shares issued under the 2008 Management Co-investment Plan were issued on January 22, 2008 and will cliff vest, based on certain service conditions, on the third anniversary of the grant date. Because none of the shares vested, none are included in the Weighted Average Common Shares Outstanding for each period. Unvested shares remain subject to forfeiture until satisfaction of certain service conditions and are included, under the treasury method, in the calculation for dilutive effect of contingently returnable shares. If an award is forfeited before the vesting period has expired, the forfeited shares are included as treasury shares.

Warrants. Diluted earnings per share include the potentially dilutive effect of outstanding warrants that are exercisable for common stock.

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

At September 30, 2010 and December 31, 2009, the Credit Facility consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Term loan	$24,633	$65,325
Less:
Current maturities of long-term debt
Quarterly installments	3,750	5,000
Estimated prepayment of term loan facility	20,883	—
Excess cash flow sweep	—	35,692

Long-term debt, net of current maturities	$0	$24,633

The interest rate on the Credit Facility was 7.8% per annum as of September 30, 2010. Letters of credit issued under the revolving letter of credit facility bear interest at 3.82% per annum at September 30, 2010. The Company also pays an unused line fee of 0.50% per annum.

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

See Note 9 for discussion of the subsequent event impacting the term loan facility.

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

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Deltak Fund for Unsecured Claims in Bankruptcy. On September 28, 2006, Global Power Equipment Group Inc. and all of its U.S. subsidiaries, including Deltak, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Pursuant to an approved Plan of Reorganization, an administrator was appointed to administer a fund of approximately $34 million in cash that was intended to be distributed to the holders of allowed unsecured claims against Deltak. Under the Plan of Reorganization, the administrator has the right and duty to administer the fund and to “make, file and settle or otherwise resolve objections” to unsecured claims against Deltak.

Since January 22, 2008, the administrator has adjudicated and/or settled various unsecured claims and engaged in efforts to resolve the remaining disputed claims. As of November 11, 2010, approximately $4.3 million of cash remains in the fund subject to the control of the administrator.

Certain disputed unsecured claims remain unresolved. The administrator continues to contest and otherwise seek to resolve these and all other remaining disputed claims.

Asbestos Cases. The Company has been named as a defendant in a limited number of asbestos personal injury lawsuits. Neither the Company nor its predecessors ever mined, manufactured, produced or distributed asbestos fiber, the material that allegedly caused the injury underlying these actions. The bankruptcy court’s discharge order issued upon emergence from bankruptcy extinguished the claims made by all plaintiffs who had filed asbestos claims against the Company before that time. The Company also believes the bankruptcy court’s discharge order should serve as a bar against any later claim filed against it, including any of its subsidiaries, based on alleged injury from asbestos at any time before emergence from bankruptcy. In any event, to date, the Company has been successful in having the asbestos cases that were filed against it post-bankruptcy dismissed without liability. The Company intends to vigorously defend all currently active actions, just as it defended the other actions that have since been dismissed, all without liability, and it does not anticipate that any of these actions will have a material adverse effect on its financial position, results of operations or liquidity. However, the outcomes of any legal action cannot be predicted and, therefore, there can be no assurance that this will be the case.

Contingencies: At September 30, 2010, the Company had a contingent liability for issued and outstanding stand-by letters of credit, generally issued to secure performance on customer contracts. The balance of stand-by letters of credit totaled approximately $18.1 million for the domestic entities and $12.7 million for foreign entities at September 30, 2010. Currently, there are no amounts drawn upon these letters of credit. In addition, at September 30, 2010, the Company had outstanding surety bonds on projects of approximately $10.3 million.

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

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

NOTE 6 – STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)			Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Common Shares * $0.01 Per Share
						Treasury Shares *
	Shares	Amount				Shares	Amount	Total
Balance, December 31, 2009	15,263,066	$1,374	$61,459	$2,655	$70,994	(42,340)	$(4)	136,478
Restricted stock awards	17,361	2	104	—	—	—	—	106
Stock-based compensation	248,075	22	2,587	—	—	—	—	2,609
Stock-based compensation - withheld	—	—	(617)	—	—	(42,408)	(4)	(621)
Warrants exercised	58,373	5	457	—	—	—	—	462
Warrants withheld	—	—	(459)	—	—	(30,066)	(3)	(462)
Forfeiture of restricted shares	—	—	—	—	—	(2,136)	—	—
Fractional shares resulting from reverse stock split	(638)	—	(9)	—	—	—	—	(9)
Other comprehensive income:
Net income	—	—	—	—	36,436	—	—	36,436
Fair value of interest rate swap	—	—	—	185	—	—	—	185
Foreign currency translation	—	—	—	(1,000)	—	—	—	(1,000)

Comprehensive income								35,621

Balance, September 30, 2010	15,586,237	$1,403	$63,522	$1,840	$107,430	(116,950)	$(11)	$174,184

*	(all share numbers reflect our June 30, 2010, 1-for-9 reverse stock split)

Restricted Stock Awards: Pursuant to the 2008 Director’s Equity Incentive Plan, the Company is permitted to award shares of common stock as restricted stock subject to specified restrictions on transfer, forfeiture and/or such other restrictions on incidents of ownership determined by the Compensation Committee of the Company’s Board of Directors. On January 22, 2009, the Company issued 26,144 shares of restricted stock under the 2008 Director’s Equity Incentive Plan at a grant date fair value of $5.76 per share, which approximated the quoted market price of the common stock on that date. Vesting of this restricted stock is based on certain service conditions over a four year period. In connection with the grant, the Company recorded expense of $0.03 million for the nine months ended September 30, 2010, and will recognize an aggregate of $0.05 million of expense over the remaining portion of the four year vesting period if the service conditions are met.

On February 9, 2009, the Company issued 34,722 shares of restricted stock under the 2008 Director’s Equity Incentive Plan at a grant date fair value of $4.95 per share, which approximated the quoted market price of the common stock on that date. Vesting of this restricted stock is based on certain service conditions over a four year period. In connection with the grant, the Company recorded expense of $0.03 million for the nine months ended September 30, 2010, and will recognize an aggregate of $0.1 million of expense over the remaining portion of the four year vesting period if the service conditions are met.

On February 9, 2010, the Company granted 17,361 shares of restricted stock under the 2008 Director’s Equity Incentive Plan at a grant date fair value of $15.75 per share. Vesting of this restricted stock is based on certain service conditions over a four year period. In connection with the grant, the Company recorded expense of $0.05 million for the nine months ended September 30, 2010 and will recognize an aggregate of $0.22 million of expense over the remaining portion of the four years of the four year vesting period if the service conditions are met.

Stock-based Compensation: On June 23, 2008, the Company granted 581,546 Restricted Stock Units (each such unit, an “RSU”) with a grant date fair value of $10.80 per unit under the 2008 Management Incentive Plan pursuant to RSU Award Agreements executed by each beneficiary of the grant. Grants of RSUs under the 2008 Management Incentive Plan are valued in terms of the quoted market price of the Company’s common stock at date of grant; however, common stock is not issued at the time of the grant. Vesting of RSUs is based on certain performance and service conditions over a four year period. The Company recognizes compensation cost for awards with performance conditions if and when the Company concludes that it is probable that the performance condition will be achieved, net of an estimate of pre-vesting forfeitures. The Company recognizes compensation cost for awards with service condition throughout the vesting term, net of an estimate of pre-vesting forfeitures. Restricted shares are issued to plan participants as vesting requirements are satisfied. In connection with this grant, the Company recognized $0.7 million in expense for the nine months ended September 30, 2010, related to these RSUs. In addition, on March 2, 2010, the Company issued 7,935 shares of restricted stock to the recipients of RSU awards according to specific separation agreements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

On February 9, 2009, the Company granted 540,008 RSUs with a grant date fair value of $4.95 per unit under the 2008 Management Incentive Plan. In addition, on September 14, 2009, the Company granted 83,333 RSUs with a grant date fair value of $10.80 per unit under the 2008 Management Incentive Plan. In connection with these grants, the Company recognized $0.9 million of expense for the nine months ended September 30, 2010, related to these RSUs. Additionally, on March 2, 2010, the Company issued 11,842 shares of restricted stock to certain recipients of RSU awards pursuant to individual separation agreements.

On March 23, 2010, the Company granted 458,888 RSUs with a grant date fair value of $15.75 per unit under the 2008 Management Incentive Plan. In connection with this grant, the Company recognized $0.9 million of expense for the nine months ended September 30, 2010, related to these RSUs.

Management Co-Investment Plan: On January 22, 2008, members of management were offered the opportunity to purchase shares of the new common stock (up to an aggregate amount of $1.5 million) at the share price of $7.65 per share. With each purchase of two shares of new common stock, an additional share of restricted stock (each an “Incentive Share”) was issued. The Company recognized $0.11 million in expense related to the Incentive Shares during the nine months ended September 30, 2010 with the remaining compensation expense of $0.06 million to be recognized over the remaining vesting period. At March 31, 2010, 2,136 shares of common stock issued under the Management Co-Investment Plan were forfeited by members of management who terminated their employment with the Company prior to meeting the vesting requirements. These shares are held as treasury shares.

Warrants: During the nine months ended September 30, 2010, warrants were exercised to purchase 88,439 shares of common stock. The stock was sold in a cashless transaction whereby the Company withheld 30,066 shares of common stock, treasury shares, as payment of the exercised purchase warrants.

Fair Market Value of Interest Rate Swap: On March 28, 2008, the Company entered into a swap agreement to convert $60 million of the variable interest payments under the Credit Facility to fixed rates. On March 31, 2010, the swap agreement expired resulting in additional accumulated comprehensive income of $0.2 million. See Note 2 for a discussion of the interest rate swaps.

Foreign Currency Translation: Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate for the period. Translation adjustments are accumulated and reported as a component of accumulated other comprehensive income. The amount of accumulated comprehensive gain related to foreign currency translation was $1.8 million at September 30, 2010.

NOTE 7 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cash paid during the period for:
Interest	$727	$1,912	$3,213	$6,354
Income taxes	147	83	562	887

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

NOTE 8 – SEGMENT INFORMATION

The “Management Approach” called for by ASC 280, Segment Reporting, is used by Company management to present the following segment information. The Company considered the way its management team makes operating decisions and assesses performance and considered which components of its enterprise have discrete financial information available. Management makes decisions using a products and services group focus and its analysis resulted in two operating segments, the Products Division and the Services Division. The Company evaluates performance based on net income or loss not including certain items as noted below. Intersegment revenues and transactions are conducted and recorded on the same basis as transactions with third-party entities. Interest expense is allocated based on the amount of capital employed for each division. Corporate assets consist primarily of cash and deferred tax assets. The following tables present information about segment income (in thousands):

	Products Division Three Months Ended		Services Division Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	$36,732	$38,272	$79,722	$57,512
Interest expense	481	969	495	1,443
Depreciation and amortization	431	135	525	630
Income tax benefit	(44)	(319)	(35)	(211)
Segment income	6,331	648	5,874	557

	Products Division Nine Months Ended		Services Division Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	$110,540	$153,692	$287,724	$223,871
Interest expense	2,148	3,822	2,104	3,420
Depreciation and amortization	1,391	1,114	1,617	1,707
Income tax provision	400	1,500	1,299	475
Segment income	10,980	16,585	20,787	7,441
Total Assets	$121,305	$132,700	$111,051	$95,253

The following table reconciles segment income to total consolidated net income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income:
Total segment income	$12,205	$1,205	$31,767	$24,026
Income (loss) from discontinued operations	—	(1,709)	3,164	5,640
Gain on sale of discontinued operations	—	2,535	—	2,535
Reorganization (expense) income	2,445	(192)	1,505	(295)

Consolidated net income	$14,650	$1,839	$36,436	$31,906

The following table reconciles segment assets to total consolidated assets (in thousands):

	September 30, 2010	December 31, 2009
Assets:
Total segment assets	$232,356	$227,953
Non allocated corporate assets	69,579	98,058

Total consolidated assets	$301,935	$326,011

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Services revenue is predominantly derived in the United States. The following tables present Products revenue by geographical region based on the Company’s operating locations. Products are often shipped to other geographical areas but revenues are listed in the region in which the revenue is recognized (in thousands):

	Three Months Ended September 30,
	2010		2009
	Revenue Recognized In	Product Shipped To	Revenue Recognized In	Product Shipped To
United States	$25,405	$13,738	$29,386	$16,383
Canada	—	2,478	—	(4,614)
Europe	9,105	2,974	4,382	4,158
Mexico	2,219	—	1,674	—
Asia	3	12,452	2,830	7,911
Middle East	—	2,571	—	9,807
Other	—	2,519	—	4,627

Total	$36,732	$36,732	$38,272	$38,272

	Nine Months Ended September 30,
	2010		2009
	Revenue Recognized In	Product Shipped To	Revenue Recognized In	Product Shipped To
United States	$75,265	$35,023	$120,128	$60,551
Canada	—	7,439	—	(1,647)
Europe	25,774	11,558	19,577	27,827
Mexico	5,710	—	9,461	—
Asia	3,791	27,584	4,526	20,913
Middle East	—	15,872	—	36,115
Other	—	13,064	—	9,933

Total	$110,540	$110,540	$153,692	$153,692

NOTE 9 – SUBSEQUENT EVENTS

On November 11, 2010, the Company’s Board of Directors approved management’s intention to repay the remainder of the term loan facility by September 30, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

Statements we make in the following discussion that express a belief, expectation, intention or otherwise are not limited to recounting historical facts are forward-looking statements that are subject to various risks, uncertainties and assumptions. Our actual results, performance or achievements could differ materially from those we express in the following discussion due to a variety of factors, including the risks and uncertainties we have noted under the heading “Forward-Looking Statements,” at the beginning of this Quarterly Report on Form 10-Q, and “Risk Factors” in Item 1A of our Amendment No. 3 to Form 10, filed with the SEC on July 30, 2010.

The following discussion is intended to provide information that will assist in an overall understanding of our financial statements, changes in certain key indicators in those financial statements from period to period, an overview of our liquidity and capital resources and other items related to our business. This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our audited December 31, 2009 consolidated financial statements and notes thereto included in our Amendment No. 3 to Form 10, filed with the SEC on July 30, 2010.

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

For information about our segments, see Note 8 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Products:

Year-to-date operating results for our Products Division reflect lower shipment volumes compared to the prior year periods as a result of the depressed OEM cycle. Gross margins realized so far in 2010 were stronger than in 2009, primarily attributable to warranty reserves adjustments based on a lower claims rate against products shipped prior to the recession. Current bookings to backlog within this segment reflect pricing, commensurate with the competitive environment in which we are currently operating.

Services:

Volumes in our Services Division depend in significant part upon our clients’ scheduling of refueling outages and timing of capital project work, which historically has varied from year to year and within each calendar year. As a result, the volume of outage work in any calendar year may vary during the course of the year as projects are commenced and completed. Furthermore, we experienced a high level of capital project work throughout 2010 as we completed a significant portion of the required services on a particular capital project during the nine months ended September 30, 2010. Our year-to-date gross margins are higher than historical gross margins due primarily to the efficient execution of several capital projects completed during this period as compared to the same period in the prior year.

Backlog:

Our backlog consists of firm orders or blanket authorizations from our customers. Backlog may vary significantly from reporting period to reporting period due to the timing of customer commitments. The time between receipt of an order and actual completion, or delivery, of our products varies from a few weeks, in the case of inventoried precision parts, to a year or more, in the case of custom designed auxiliary power equipment and other major plant components. We add a booking to our backlog for Products Division orders when we receive a purchase order or other written contractual commitment from a customer. Within the Services Division, the maintenance services we provide through the Williams Industrial Services Group brand are typically carried out under long-term contracts spanning several years. Upon signing a multi-year maintenance contract with a customer for services, we add to our backlog only the first twelve months of work that we expect to perform under the contract. Additional work that is not identified under the original contract is added to our backlog when we reach an agreement with the customer as to the scope and pricing of that additional work. Capital project awards are typically defined in terms of scope and pricing at the time of contractual commitment from the customer. Upon receipt of a customer commitment, capital project bookings are added to our backlog at full contract value regardless of the time frame anticipated to complete the project.

Backlog is not a measure defined by generally accepted accounting principles, and our methodology for determining backlog may vary from the methodology used by other companies in determining their backlog amounts. We believe that backlog is useful to our investors as an important supplemental measure of potential future operating performance. It is also used by us to formulate internal business targets, anticipate cash generation and capital needs and to evaluate the operational performance of our operations. Backlog may not be indicative of future operating results and projects in our backlog may be cancelled, modified or otherwise altered by our customers.

The following table shows our backlog, by division, as of the end of each of the last five quarters (in thousands):

	September 30, 2009	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010
Products	$122,327	$120,760	$98,784	$98,598	$115,301
Services	200,276	194,162	168,936	199,443	230,233

Total Backlog	$322,603	$314,922	$267,720	$298,041	$345,534

Management believes that the trend in Products backlog from the first quarter to the second quarter 2010 signals some stabilization of the OEM markets and that the increase in backlog during the third quarter 2010 suggests a strengthening of OEM project-related demand for our products.

The increase in Services backlog from June 30, 2010 to September 30, 2010, reflects a new capital contract which is fully valued in backlog in addition to an increase scope of work associated with our customers under previously awarded contracts. These increases were partially offset by the completion of work under capital projects booked in prior periods.

Results of Operations:

Our summary financial results for the three and nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2010	2009	$	%	2010	2009	$	%
Products revenue	$36,732	$38,272	$(1,540)	-4.0%	$110,540	$153,692	$(43,152)	-28.1%
Services revenue	79,722	57,512	22,210	38.6%	287,724	223,871	63,853	28.5%

Total revenues	116,454	95,784	20,670	21.6%	398,264	377,563	20,701	5.5%
Cost of products revenue	21,826	30,811	(8,985)	-29.2%	76,667	110,925	(34,258)	-30.9%
Cost of services revenue	67,595	50,950	16,645	32.7%	245,160	198,583	46,577	23.5%

Cost of revenues	89,421	81,761	7,660	9.4%	321,827	309,508	12,319	4.0%

Gross profit	27,033	14,023	13,010	92.8%	76,437	68,055	8,382	12.3%
Gross margin %	23%	15%			19%	18%

Selling and administrative expenses	13,931	10,936	2,995	27.4%	38,719	34,812	3,907	11.2%
Interest expense	976	2,412	(1,436)	-59.5%	4,252	7,242	(2,990)	-41.3%
Reorganization expense (income)	(2,445)	192	(2,637)	-1373.4%	(1,505)	295	(1,800)	-610.2%
Income tax expense (benefit)	(79)	(530)	451	-85.1%	1,699	1,975	(276)	-14.0%
Income from discontinued operations	—	826	(826)	-100.0%	3,164	8,175	(5,011)	-61.3%

Net income	$14,650	$1,839	$12,811	696.6%	$36,436	$31,906	$4,530	14.2%

Revenues

(In thousands)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2010	2009	$	%	2010	2009	$	%
Products revenue	$36,732	$38,272	$(1,540)	-4.0%	$110,540	$153,692	$(43,152)	-28.1%
Services revenue	79,722	57,512	22,210	38.6%	287,724	223,871	63,853	28.5%

Total revenues	$116,454	$95,784	$20,670	21.6%	$398,264	$377,563	$20,701	5.5%

Products Revenue.

The composition of our Products revenue varies from period to period based on our product mix, the strength of various geographic markets we serve and our ability to address those markets. The geographic dispersion of where products were shipped for the three and nine months ended September 30, 2010 and September 30, 2009 was as follows (in thousands):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2010	2009	$	%	2010	2009	$	%
United States	$13,738	$16,383	$(2,645)	-16.1%	$35,023	$60,551	$(25,528)	-42.2%
Canada	2,478	(4,614)	7,092	-153.7%	7,439	(1,647)	9,086	-551.7%
Europe	2,974	4,158	(1,184)	-28.5%	11,558	27,827	(16,269)	-58.5%
Asia	12,452	7,911	4,541	57.4%	27,584	20,913	6,671	31.9%
Middle East	2,571	9,807	(7,236)	-73.8%	15,872	36,115	(20,243)	-56.1%
Other	2,519	4,627	(2,108)	-45.6%	13,064	9,933	3,131	31.5%

Total	$36,732	$38,272	$(1,540)	-4.0%	$110,540	$153,692	$(43,152)	-28.1%

The decrease in Products Revenue for the three months ended September 30, 2010, compared to the same period in 2009, resulted largely from the reduction in the industrial demand for power and in the availability of project financing, both occurring as a result of the worldwide recession and both contributing to a sharp reduction in shipments of gas-fired turbines by OEMs. Additionally, we had a $5.0 million adjustment in the third quarter 2009 to reverse revenue recognized on a contract, under the percent-complete method, that experienced significant cost overruns. On a comparative basis, excluding the effects of this adjustment, year-over-year quarterly revenues were comparable, however, first half 2009 revenues represented revenue recognized on shipments booked prior to the recession and contributed to more material year-over-year variances for year-to-date periods. Year-over-year declines were most significant in the United States, Europe and the Middle East where the reduction in industrial demand was most prevalent.

Services Revenue.

The composition of our Services revenue varies from period to period based on contract mix (lump-sum versus fixed price and capital versus maintenance) and the number and scope of outages for our nuclear maintenance contracts.

The increase in Services revenue for the three months ended September 30, 2010, compared to the same period in 2009, resulted from approximately $22.0 million of capital project work that began in the second half of 2009 and continued into 2010. The increase in Services revenue for the nine months ended September 30, 2010, as compared to the same period in 2009, was also attributable to increased revenues from the same site security project referenced above that more than offset a reduction in scheduled outages this year as compared to 2009.

Gross Profit / Margin %

($ In thousands)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2010	2009	$	%	2010	2009	$	%
Gross Profit - Products	$14,906	$7,461	$7,445	99.8%	$33,873	$42,767	$(8,894)	-20.8%
Gross Margin %	40.6%	19.5%			30.6%	27.8%
Gross Profit - Services	12,127	6,562	5,565	84.8%	42,564	25,288	17,276	68.3%
Gross Margin %	15.2%	11.4%			14.8%	11.3%

Total Gross Profit	$27,033	$14,023	$13,010	92.8%	$76,437	$68,055	$8,382	12.3%

Gross Margin %	23.2%	14.6%			19.2%	18.0%

Products.

The gross profit for Products increased during the third quarter of 2010, compared to the corresponding prior period in 2009, due to a $5.0 million cost overrun on a percent-complete contract recognized in the third quarter of 2009 and by non-recurring cost recoveries, license fees and adjustments to our warranty reserves in the third quarter of 2010.

The gross profit for Products decline for the nine months ended September 30, 2010, compared to the corresponding period in 2009, is primarily the result of a decline in revenue recognized in the nine months ended September 30, 2010, partially offset by adjustments to our warranty reserves throughout the nine months ended September 30, 2010. Additionally, prior year results included a $5.0 million cost overrun on a percent-complete contract recognized in 2009 and by non-recurring cost recoveries and license fees in 2010.

Services.

The gross profit for Services increased for the three and nine months ended September 30, 2010, compared to the corresponding periods in 2009. These increases were primarily attributable to the increase in Services revenue resulting from heavy capital project work completed during the nine months ended September 30, 2010 which offset fewer scheduled maintenance outages as compared to the prior year. In addition, our Services Division completed several smaller capital projects at favorable margins in the nine months ended September 30, 2010. The margin improvement was largely the result of efficient execution on several capital projects during the nine months ended September 30, 2010. Gross profit for our Services Division is typically proportionate to changes in Services revenue since they are comprised almost entirely of variable labor; however, for the nine months ended September 30, 2010, the increase was influenced by higher margins realized on capital projects completed through the end of such period.

Selling and Administrative Expenses

(In thousands)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2010	2009	$	%	2010	2009	$	%
Selling and administrative expenses	$13,931	$10,936	$2,995	27.4%	$38,719	$34,812	$3,907	11.2%

Selling and administrative expenses include the costs associated with conducting our business; including general management, compensation and benefits of employees that are not direct costs of active projects, officers and directors, legal and professional fees and other general expenses.

Consolidated selling and administrative expenses increased for the three and nine months ended September 30, 2010, as compared to the same periods in the prior year, primarily due to increased non-cash stock compensation, higher personnel costs and higher professional fees. The latter reflects increases on professional fees related to our efforts to prepare our Registration Statement on Form 10 and to comply with public reporting requirements. Personnel costs were higher in the three and nine months ended September 30, 2010, as compared to the corresponding periods in 2009, due to additional headcount and higher non-cash stock compensation expense during 2010 as a result of additional restricted stock grants made in 2010.

Interest Expense

(In thousands)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2010	2009	$	%	2010	2009	$	%
Interest expense	$976	$2,412	$(1,436)	-59.5%	$4,252	$7,242	$(2,990)	-41.3%

Interest expense consists of term loan interest, amortization of debt issuance costs and letter of credit fees offset by interest income earned on cash balances.

Interest expense decreased $1.4 million in the three months ended September 30, 2010, compared to the corresponding period in 2009. Term loan interest declined by $1.3 million compared to the third quarter 2009, directly attributable to a $43.2 million reduction in our term loan balance from $67.8 million as of September 30, 2009 to $24.6 million as of September 30, 2010. In addition, letters of credit fees and amortization of debt issuance costs decreased $0.1 million for the third quarter in 2010, as compared to the corresponding period in 2009.

The decrease in interest expense during the nine months ended September 30, 2010, compared to the same period in 2009 was primarily attributable to a $3.8 million decrease in the interest expense for the long-term debt facility. This decrease was offset by a $0.4 million increase in letters of credit fees and a $0.4 million increase in amortization of debt issuance costs for the nine months ended September 30, 2010, compared to the corresponding period in 2009.

Reorganization Expense (Income)

(In thousands)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2010	2009	$	%	2010	2009	$	%
Reorganization expense (income)	$(2,445)	$192	$(2,637)	-1373.4%	$(1,505)	$295	$(1,800)	-610.2%

Reorganization expenses consist of professional fees and changes in liabilities subject to compromise incurred in connection with our 2008 bankruptcy proceedings.

The decrease in reorganization costs for the three and nine months ended September 30, 2010, as compared to the same periods in 2009, resulted primarily from a decrease in the estimate of liabilities subject to compromise. On July 2010, the U.S. Bankruptcy Court approved a settlement of certain claims against us and our Deltak subsidiary. As a result of that settlement and the related compromise by the Company of its own claim against the fund that had been established pursuant to the Company’s Plan of Reorganization to be distributed to holders of allowed unsecured claims against Deltak, we received a cash payment of $2.8 million. The settlement received more than offset professional fees during 2010 to resolve open claims.

Income Tax Expense

(In thousands)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2010	2009	$	%	2010	2009	$	%
Income tax expense (benefit)	$(79)	$(530)	$451	-85.1%	$1,699	$1,975	$(276)	-14.0%

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

For the three months ended September 30, 2010, our income tax provision was a credit of $0.1 million, or (0.5%) of pretax income, compared to a credit of $0.5 million, or (109.7%) of pretax income, in the same period for 2009. Our income tax provision for the nine months ended September 30, 2010 totaled $1.7 million, or 4.9% of pretax income, compared to $2.0 million, or 7.7% of pretax income, for the nine months ended September 30, 2009. The effective income tax rates for these periods differ from the federal statutory tax rate mainly due to the effects of operating in foreign jurisdictions with lower statutory tax rates, domestic valuation allowances and our ability to utilize federal and state loss carryforwards generated from prior periods.

Income from Discontinued Operations

(In thousands)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2010	2009	$	%	2010	2009	$	%
Income from discontinued operations	$—	$(1,709)	$1,709	-100.0%	$3,164	$5,640	$(2,476)	-43.9%

Discontinued operations are primarily comprised of income recognized from Deltak’s large-scale HRSG product line contracts. Some of the HRSG contracts under completion agreements were in a positive cash position as of the September 28, 2006, Chapter 11 filing date because aggregate collections of billings exceeded aggregated project costs incurred. Our recognition of this excess was deferred until the earnings process was considered completed upon satisfaction of performance milestones set forth in the completion agreements.

During the three months ended September 30, 2010, we did not recognize any income from discontinued operations because the balance of the deferred revenues related to completion agreements from Deltak’s legacy large-scale HRSG contracts was recognized in the prior period. As milestones contained within the completion agreements were met, deferred revenues were removed from the balance sheet and recognized as income from discontinued operations. These were non-cash events.

The three months ended September 30, 2009 reported a loss on discontinued operations of $1.7 million resulting from a decrease in the amount of deferred revenue recognized in that period. The nine months ended September 30, 2009 benefited from the revenues generated from the winding down of the large-scale HRSG operations (see note 2 – revenue recognition).

In addition, on September 30, 2009, a settlement agreement was executed outlining the release of certain escrow funds pursuant to the sale of Global Power Asia, Ltd. in October 2007 and the Company received such funds on November 10, 2009. As a result, the Company recognized an additional gain on the sale of discontinued operations during the three months ended September 30, 2009 as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Gain on disposal of discontinued operations	$—	$2,747	$—	$2,747
Related tax (expense) benefit	—	(212)	—	(212)

Gain on disposal of discontinued operations	$—	$2,535	$—	$2,535

Liquidity and Capital Resources

We believe a strong balance sheet is a necessary pre-requisite for creating sustainable growth in stockholder value. Our liquidity position as of September 30, 2010 was strong: we had $87.9 million of cash on our balance sheet and outstanding borrowings of $24.6 million on our $150 million Credit Facility.

Sources and Uses of Cash. Our primary sources of cash are net cash flow provided by operating activities and borrowings under our Credit Facility. Our primary uses of cash are principal and interest payments on our indebtedness, capital expenditures, working-capital and general corporate purposes.

Credit Facility. Our Credit Facility consists of a $90 million term loan facility and a $60 million revolving letter of credit facility with a $25 million cash advance sub-facility. At September 30, 2010, the balance on the term loan facility was $24.6 million and there were no amounts drawn on the cash sub-facility.

The Credit Facility includes affirmative and negative covenants, including customary limitations on the creation of new indebtedness and liens, restrictions on transactions and payments and financial covenants relating to our consolidated leverage ratio, consolidated fixed charge ratio and liquidity. If we fail to comply with the restrictions in the Credit Facility, we will be in default and the participating banks may restrict our ability to borrow additional funds under the Credit Facility, may require that we immediately repay all outstanding loans with interest and may require the cash collateralization of outstanding letter of credit obligations. We have given a first priority lien on substantially all of our assets as security for the Credit Facility. The Credit Facility is due and payable on January 22, 2014 and has mandatory amortization payments of approximately $1.3 million per quarter and a sweep of 25% to 75% of excess cash flow, as defined in the Credit Facility. At September 30, 2010, we were in compliance with all financial and other covenants under the Credit Facility.

Cash and Cash Equivalents. Cash and cash equivalents decreased $15.3 million, or 14.8%, to $87.9 million at September 30, 2010 from $103.2 million at December 31, 2009, primarily as a result of using cash generated from operations during the nine months ended September 30, 2010, to pay down term debt. During the same period in 2009, cash and cash equivalents increased $40.1 million, or 69.5%, from $57.6 million to $97.7 million, primarily resulting from cash from operations partially offset by cash used to pay down term debt. Changes in Cash and Cash Equivalents for the nine months ended September 30, 2010 and 2009 are as follows (in thousands):

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)
Statement of cash flow data:
Cash flows provided by (used in):
Operating activities	$26,861	$58,529
Investing activities	(262)	(1,352)
Financing activities	(41,005)	(18,490)
Effect of exchange rate changes on cash	(899)	1,374

Change in cash and cash equivalents	$(15,305)	$40,061

Operating Activities

We believe that cash generated from our operations and available to us under our Credit Facility will be adequate to meet our working capital requirements for the remainder of 2010.

During the nine months ended September 30, 2010, net cash provided by our operating activities was $26.9 million. The principal sources of cash from operating activities were:

•

net income of $36.4 million, adjusted for non-cash charges of $4.4 million in depreciation and amortization, $2.1 million in stock based compensation, partially offset by $3.0 million in deferred revenue recognized on completion agreements;

•

a $12.7 million decrease related to changes in our working capital accounts (discussed below) due to the timing of cash receipts and payments in these account which is indicative of our investment in current projects in process at September 30, 2010; and

•	a $0.3 million decrease in cash resulting from a decrease in liabilities subject to compromise.

During the nine months ended September 30, 2009, net cash provided by our operating activities was $58.5 million. The principal sources of cash from operating activities were:

•

net income of $31.9 million, adjusted for non-cash charges of $4.1 million in depreciation and amortization and $1.3 million in stock based compensation, partially offset by $4.1 million in deferred revenue recognized on completion agreements and a $2.7 million gain recognized on the sale of discontinued operations;

•

a $28.4 million increase related to changes in our working capital accounts (discussed below) due to the timing of cash receipts and payments in these accounts which is indicative of our investment in current projects in process at September 30, 2009; and

•	a $0.3 million decrease in cash resulting from a decrease in liabilities subject to compromise.

The $31.7 million decrease in net cash provided by operating activities from 2009 to 2010 was primarily attributable to lower volumes, which affected working capital accounts.

With respect to our working capital accounts, we continually monitor our accounts receivable, and manage the operating cash flows of the Company by managing the working capital accounts in total, rather than by the individual elements. The primary elements of the Company’s working capital accounts are accounts receivable, costs and estimated earnings in excess of billings, other assets, accounts payable, billings in excess of cost and estimated earnings and other accrued liabilities. Accounts receivable consist of billings to our clients—a substantial portion of which is for project-related costs. Costs and estimated earnings in excess of billings consist of costs incurred on projects that have not been billed to our clients. Accounts payable consists of obligations to third parties relating primarily to costs incurred for projects that are generally billable to clients. Billings in excess of cost and estimated earnings consist of billings to and payments from our clients for costs yet to be incurred. This comprehensive view of working capital, taking into account each of the six primary elements listed, is both common and useful in our project-based industry, as it facilitates reviews of cash flow information at the total working capital level.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2010 and 2009 was $0.3 million and $1.4 million, respectively. Net cash used during 2010 and 2009 was primarily applied to the purchase of fixed assets, partially offset by cash provided by a decrease in restricted cash in both periods.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2010 was $41.0 million, resulting from principal payments made on our Credit Facility, which includes $35.7 million payments made pursuant to the excess cash flow provision calculated as of December 31, 2009, and a $5 million pre-payment of the 2010 quarterly amortization payments and $0.3 million in debt issuance costs.

Net cash used in financing activities for the nine months ended September 30, 2009 was $18.5 million, resulting from principal payments made on our Credit Facility which included $14.7 million in payments made pursuant to the excess cash flow provision calculated as of December 31, 2008, and $3.8 million in payments of the 2009 quarterly amortization payments. On July 14, 2009, the Company drew down the full amount of the $25 million on the cash advance sub-facility of the Credit Facility in order to secure access to the available funds. On September 30, 2009, The CIT Group / Business Credit, Inc. fully sold and assigned their interest in and all rights and obligations under the Credit Facility to another party. We paid the cash advance sub-facility, and related interest, was paid in full on September 30, 2009.

Off-Balance Sheet Transactions

Our liquidity is currently not dependent on the use of off-balance sheet transactions but, in line with industry practice, we are often required to provide performance and surety bonds to customers and may be required to provide letters of credit. If performance assurances are extended to clients, generally our maximum potential exposure is limited in the contract with our customers. We frequently obtain similar performance assurances from third party vendors and subcontractors for work performed in the ordinary course of contract execution. However, the total costs of a project could exceed our original cost estimates and we could experience reduced gross profit or possibly a loss for a given project. In some cases, where we fail to meet certain performance standards, we may be subject to contractual liquidated damages.

Critical Accounting Policies

Our condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical can be found in our Amendment No. 3 to Form 10, filed with the SEC on July 30, 2010, in the notes to the condensed consolidated financial statements and the “Critical Accounting Policies and Estimates” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Contractual Obligations

There have been no material changes to the table of contractual obligations presented in our Registration Statement on Form 10, filed with the SEC on July 30, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. Our primary market risk exposure is volatility of interest rates, primarily in the United States. We manage interest rates through the use of a combination of fixed and floating rate debt and interest rate swap agreements. We are subject to interest rate changes on our LIBOR-based variable interest $150 million Credit Facility. As of September 30, 2010 and December 31, 2009, respectively, we had $24.6 million and $65.3 million of outstanding borrowings on our Credit Facility. To hedge against some of our variable interest rate exposure, on March 31, 2008, we entered into an interest rate swap agreement to convert $60 million of the Credit Facility from a variable rate of interest to a fixed rate of 2.97% per annum. That hedge agreement terminated in March 2010.

Interest rate sensitivity. Based on our level of variable rate debt at September 30, 2010, a 50 basis point fluctuation in short-term interest rates would have an approximate $0.2 million impact on our expected pre-tax income on an annual basis. At December 31, 2009, a similar fluctuation would have an approximate $0.2 million impact on our expected pre-tax income.

Foreign Currency Exchange Rate Risk. We have foreign currency exposures related to buying and selling in currencies other than the U.S. dollar. To manage these risks, we enter into foreign currency forward agreements. At September 30, 2010 and at December 31, 2009, our most significant foreign currency exposures involved the Euro and the Mexican Peso. Based on currency forward contracts in place at each of these dates, a 10% strengthening or weakening in the Euro from year-end exchange rates would decrease or increase our pretax income by approximately $0.1 million at September 30, 2010 and $0.5 million at December 31, 2009 and a similar change in the Peso would decrease or increase our pretax income by approximately $0.1 million at September 30, 2010 and $0.1 million at December 31 2009.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that the information required to be disclosed in the Company’s periodic reports is recorded, processed, summarized and reported as and when required.

Changes in Internal Control over Financial Reporting

We are not yet required to comply with the internal control reporting requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) due to a transition period established by rules of the SEC for newly public companies. We will be required to comply with the internal control over financial reporting requirements for the first time, and will be required to provide a management report on the effectiveness of our internal control over financial reporting and an attestation report on the effectiveness of our internal control over financial reporting from our independent registered public accounting firm, in connection with our Annual Report on Form 10-K for the year ending December 31, 2011. Although we are not yet required to comply with these requirements, we are preparing for future compliance by assessing and strengthening our system of internal control. We are in the process of performing the information system and process documentation, and evaluation and testing required for management to make this assessment and for our independent registered public accounting firm to provide their attestation report. In the course of evaluation and testing, management may identify deficiencies that will be addressed and remediated. During the three months ended September 30, 2010, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

Since January 22, 2008, the administrator has adjudicated and/or settled various unsecured claims and engaged in efforts to resolve the remaining disputed claims. As of November 11, 2010, approximately $4.3 million of cash remains in the fund subject to the control of the administrator.

Certain disputed unsecured claims remain unresolved. The administrator continues to contest and otherwise seek to resolve these and all other remaining disputed claims.

Asbestos Cases. We have been named as a defendant in a limited number of asbestos personal injury lawsuits. Neither we nor our predecessors ever mined, manufactured, produced or distributed asbestos fiber, the material that allegedly caused the injury underlying these actions. The bankruptcy court’s discharge order issued when we emerged from bankruptcy extinguished the claims made by all plaintiffs who had filed asbestos claims against the Company before that time. We also believe the bankruptcy court’s discharge order should serve as a bar against any later claim filed against us, including any subsidiaries, based on alleged injury from asbestos at any time before we emerged from bankruptcy. In any event, to date, we have been successful in having the asbestos cases that were filed against us post-bankruptcy dismissed without liability. We intend to vigorously defend all currently active actions, just as we defended the other actions that have since been dismissed, all without liability, and we do not anticipate that any of these actions will have a material adverse effect on our financial position, results of operations or liquidity. However, the outcomes of any legal action cannot be predicted, and therefore, there can be no assurance that this will be the case.

Item 1A.	Risk Factors.

There were no material changes to our risk factors from those reported in our Registration Statement on Form 10 as filed with the SEC on July 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities During the Quarter

None.

Item 6.	Exhibits.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL POWER EQUIPMENT GROUP INC.

Date: November 15, 2010	By:	/S/ DAVID L. KELLER
David L. Keller,
President and Chief Executive Officer

Date: November 15, 2010	By:	/S/ DAVID L. WILLIS
David L. Willis,
Senior Vice President and Chief Financial Officer