Form 10-Q
period 2011-03-31
GLOBAL POWER EQUIPMENT GROUP INC.
filed 2011-05-16
CIK 1136294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of May 6, 2011, there were 15,958,170 shares of common stock of Global Power Equipment Group Inc. outstanding.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

Form 10-Q

For the quarter ended March 31, 2011

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains or incorporates by reference various forward-looking statements that express a belief, expectation or intention or are otherwise not statements of historical fact. Forward-looking statements generally use forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast” and other words that convey the uncertainty of future events or outcomes. Forward-looking statements include information concerning possible or assumed future results of our operations, including the following:

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

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, including unpredictable or unanticipated factors that we have not discussed in this Form 10-Q. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by the forward-looking statements.

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above, as well as those discussed in our Annual Report on Form 10-K, filed on March 22, 2011, titled “Risk Factors.” Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise and we caution you not to rely upon them unduly.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2011		December 31, 2010
ASSETS	(Unaudited	)
Current assets:
Cash and cash equivalents	$43,989		$55,474
Restricted cash	1,019		1,019
Accounts receivable, net of allowance of $2,517 and $2,508	59,985		58,892
Inventories	5,378		5,077
Costs and estimated earnings in excess of billings	47,544		33,076
Other current assets	8,766		4,901

Total current assets	166,681		158,439
Property, plant and equipment, net	12,716		12,234
Goodwill	80,400		80,400
Intangible assets, net	12,549		12,989
Other assets	1,536		1,663

Total assets	$273,882		$265,725

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,357		$16,351
Accrued compensation and employee benefits	24,049		20,977
Accrued warranties	6,261		6,049
Billings in excess of costs and estimated earnings	13,228		11,335
Other current liabilities	8,492		9,843

Total current liabilities	69,387		64,555
Long-term deferred tax liability	17,748		17,748
Other long-term liabilities	4,210		4,159
Liabilities subject to compromise	7		207

Total liabilities	91,352		86,669
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.01 par value, 170,000,000 shares authorized, and 15,921,916 and 15,586,237 shares issued, respectively 15,718,827 and 15,469,287 shares outstanding, respectively	1,407		1,403
Paid-in capital	65,733		64,653
Accumulated comprehensive income	2,883		1,382
Retained earnings	112,515		111,629
Treasury stock, at cost (203,089 and 116,950 shares, respectively)	(8)		(11)

Total stockholders’ equity	182,530		179,056

Total liabilities and stockholders’ equity	$273,882		$265,725

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Products revenue	$27,761	$35,054
Services revenue	83,822	122,096

Total revenues	111,583	157,150
Cost of products revenue	22,941	26,324
Cost of services revenue	73,988	105,569

Cost of revenues	96,929	131,893

Gross profit	14,654	25,257
Selling and administrative expenses	13,425	10,859

Operating income	1,229	14,398
Interest expense	260	2,157

Income from continuing operations before reorganization items and income taxes	969	12,241
Reorganization expense	45	506

Income from continuing operations before income taxes	924	11,735
Income tax expense	38	1,629

Income from continuing operations	886	10,106
Discontinued operations:
Income from discontinued operations, net of tax	—	1,059

Net income	$886	$11,165

Basic earnings per weighted average common share:
Income from continuing operations	$0.06	$0.67
Income from discontinued operations	—	0.07

Income per common share - basic	$0.06	$0.74

Weighted average number of shares of common stock outstanding - basic	15,562,759	15,075,596

Diluted earnings per weighted average common share:
Income from continuing operations	$0.05	$0.63
Income from discontinued operations	—	0.07

Income per common share - diluted	$0.05	$0.70

Weighted average number of shares of common stock outstanding - diluted	16,534,643	16,043,335

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Operating activities:
Net income	$886	$11,165
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,094	1,628
Loss (gain) on disposal of equipment	3	(2)
Stock-based compensation	1,237	452
Changes in operating assets and liabilities:
Receivables	(1,093)	10,366
Inventories	(301)	(377)
Costs and estimated earnings in excess of billings	(14,468)	(16,378)
Other current assets	(3,865)	1,640
Other assets	(4)	162
Accounts payable	1,006	(2,592)
Accrued and other liabilities	1,834	1,773
Billings in excess of costs and estimated earnings	1,893	(5,450)
Deferred revenue	—	(888)
Liabilities subject to compromise	(200)	(81)

Net cash (used in) provided by operating activities	(11,978)	1,418
Investing activities:
Net transfers of restricted cash	—	1,000
Proceeds from sale of equipment	6	4
Purchase of property, plant and equipment	(915)	(511)

Net cash (used in) provided by investing activities	(909)	493
Financing activities:
Payments of long-term debt	—	(40,692)
Payments of debt financing costs	—	(304)

Net cash used in financing activities	—	(40,996)
Effect of exchange rate changes on cash	1,402	(1,508)

Net change in cash and cash equivalents	(11,485)	(40,593)
Cash and cash equivalents, beginning of period	55,474	103,220

Cash and cash equivalents, end of period	$43,989	$62,627

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BUSINESS AND ORGANIZATION

Global Power Equipment Group Inc. and its wholly owned subsidiaries (the “Company”, “we”, “us” or “our”) designs, engineers and manufactures heat recovery and auxiliary power equipment and provides routine and specialty maintenance services to customers in the utility and industrial sectors. The Company’s corporate headquarters are located in Tulsa, Oklahoma, with facilities in Plymouth, Minnesota; Tulsa, Oklahoma; Auburn, Massachusetts; Tucker, Georgia; Monterrey, Mexico; Shanghai, China; and Heerlen, The Netherlands.

These unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America. The information in the condensed consolidated financial statements, in the opinion of management, includes normal recurring adjustments and reflects all adjustments that are necessary for a fair statement of such financial statements. The Company believes that the disclosures presented are adequate to represent materially correct interim financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2010 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 22, 2011. The results of operations for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the actual results that may occur for the entire fiscal year.

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

Revenues for the Auxiliary Power Equipment product lines, except SCR, are recognized under the completed-contract method. Generally, these contracts specify separate phases of work that are frequently contracted separately. However, when such contracts are not separated, revenue is recognized as each phase is complete and the customer assumes the risk of loss for that phase. Under this method, no revenue can be recognized until the contract phase is substantially complete, at which time revenue is recognized and costs previously deferred are charged to expense. Also, for revenue to be recognized, the customer assumes risk of loss and title, and the installation is operating according to specifications or has been accepted by the customer. As with the Heat Recovery Equipment and SCR product lines, changes in job performance, job conditions, estimated profitability, final contract settlements and resolution of claims may result in revisions to job costs and income amounts that are different than amounts originally estimated.

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

In the fourth quarter of 2006, upon approval by the Bankruptcy Court, the Company initiated a wind down of the Deltak (a subsidiary of the Company, based in Plymouth, Minnesota) large-scale HRSG product line and Deltak entered into completion agreements with certain HRSG customers to complete executory contracts for delivery of HRSG units. Certain of the HRSG contracts under completion agreements were in a positive cash position as of the Chapter 11 filing date due to aggregate collections of billings exceeding aggregate project costs. The recognition of this excess was deferred until such time as the earnings process is considered completed through satisfaction of the performance milestones under the completion agreements thereby avoiding the liquidated damage claims. This amount is included in income from discontinued operations in the accompanying condensed consolidated statements of operations, net of estimates of liquidated damage claims accrued for these contracts. Deferred amounts were reported in the accompanying condensed consolidated balance sheets as deferred revenue and there were no remaining balances at March 31, 2011 and December 31, 2010. During the three months ended March 31, 2011 and 2010, the Company recognized such excess as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Deferred revenue recognized	$—	$899

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Actual results could vary materially from those estimates.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and on deposit with initial maturities of three months or less. The Company maintains cash in depository accounts at various FDIC insured banks and financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. The Company’s non-interest bearing cash balances were fully insured at March 31, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and the Company’s non-interest bearing cash balances may again exceed federally insured limits. Interest-bearing amounts on deposit in excess of federally insured limits at March 31, 2011 approximated $44 million. Although the Company maintains cash balances in interest bearing accounts in excess of the FDIC insured limits, management believes this risk is mitigated by using financial institutions that are rated investment grade according to credit rating agencies.

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

The Company has certain customers that represent more than 10 percent of consolidated accounts receivable. The balance for these customers as a percentage of the consolidated accounts receivable is as follows:

Customer	March 31, 2011	December 31, 2010
Entergy Services, Inc.	21%	25%
Southern Company	14%	13%
Siemens Energy, Inc.	*	11%

*	Less than 10%

Inventories: Inventories consist primarily of raw materials and are stated at the lower of first-in, first-out cost or market, net of applicable reserves.

Goodwill: The Company has made acquisitions in the past that included the recognition of goodwill, which was determined based upon previous accounting principles. Pursuant to Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 350, Intangibles-Goodwill and Other, beginning January 1, 2009, the Company records as goodwill the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. The Company evaluates goodwill for impairment at least annually, or more frequently if triggering events occur or other impairment indicators arise that might impair recoverability. During the three months ended March 31, 2011, no triggering events occurred that would require interim impairment testing.

Major Customers: The Company has certain customers that represent more than 10 percent of consolidated revenues. The revenue for these customers as a percentage of the consolidated revenues is as follows:

	Three Months Ended March 31,
Customer	2011	2010
Southern Nuclear Company	28%	29%
FPL Group	13%	*
Entergy Services Inc.	12%	30%
All others	47%	41%

Total	100%	100%

*	Less than 10%

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

Shipping and Handling Costs: The Company accounts for shipping and handling costs in accordance with ASC 605-45, Principal Agent Considerations. Amounts billed to customers in sale transactions related to shipping and handling costs are recorded as revenue. Shipping and handling costs incurred by us are included in cost of revenues in the accompanying condensed consolidated statements of operations.

Advertising Costs: The Company accounts for advertising costs in accordance with ASC 720-35, Advertising Costs. Generally, advertising costs are immaterial and are expensed as incurred in Selling and General Administrative Expense.

Selling and Administrative Expenses: Selling and administrative expenses are primarily comprised of indirect labor and related benefits, legal and professional fees, indirect utilities, office rent, bad debt expense and indirect travel and related expenses.

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

The Company’s reorganization items are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Professional fees	$45	$286
Change in estimate of liabilities subject to compromise	—	220

Total reorganization expense	$45	$506

Income from Discontinued Operations: During the three months ended March 31, 2011, the Company did not recognize any income from discontinued operations; however, during the three months ended March 31, 2010, the Company earned income from discontinued operations due to the winding down of the large scale HRSG operations (see Note 2 – Revenue Recognition). The following table summarizes income from discontinued operations (in thousands):

	Three Months Ended March 31,
	2011	2010
Income from discontinued operations	$—	$1,086
Related income tax expense	—	(27)

Net income from discontinued operations	$—	$1,059

Income Taxes: The current provision for income taxes is based on current federal, foreign and state statutory rates which are adjusted based on changes in tax laws and significant fluctuations in taxable income. The overall effective income tax rate for the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended March 31,
	2011	2010
Effective income tax rate	4.1%	13.9%

The effective income tax rate differs from the statutory federal income tax rate of 35% primarily because of state and foreign income taxes, deferred taxes on indefinite life intangibles, changes in the valuation allowance and utilization of net operating loss carryforwards.

The Company follows the provisions of ASC 740-10, Income Taxes, that relate to recognition of uncertain tax positions. The FASB requires companies to assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook, although we consider future taxable income projections, ongoing tax planning strategies and the limitation on the use of carryforward losses in determining valuation allowance needs. We establish valuation allowances for our deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

As of March 31, 2011 and December 31, 2010, the Company provided for a liability of $4.1 million and $4.0 million, respectively, for unrecognized tax benefits related to various federal, foreign and state income tax matters, which amount is included in other long-term liabilities. If recognized, the entire amount of the liability would affect the effective tax rate.

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

The Company uses financial instruments in the management of its foreign currency exchange exposures. These financial instruments are considered derivatives under ASC 815, but do not meet hedge accounting requirements. Therefore, the Company recognizes changes in fair values of the forward agreements through selling and administrative expenses. As of March 31, 2011 and December 31, 2010, there were no forward contracts outstanding.

The following table shows the impact of derivatives not designated as hedging instruments on the Company’s condensed consolidated statements of operations (in thousands):

Derivatives Not Designated as Hedging Instruments under ASC 815-10	Location of Gain (Loss) Recognized on Derivatives	Amount of Gain Recognized on Derivatives for the Three Months Ended March 31,
		2011	2010
Foreign exchange contracts	Selling and administrative expenses	$—	$335

Total		$—	$335

Fair Value of Financial Instruments: The Company adopted certain of the provisions of ASC 820, Fair Value Measurements and Disclosures, on January 1, 2008. Although the adoption of ASC 820 did not materially impact its financial condition, results of operations, or cash flows, the Company is required to provide additional disclosures as part of its financial statements. ASC 820 establishes a three-tier fair value hierarchy, which categorizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in the active markets for identical assets and liabilities and the lowest priority to unobservable inputs. At March 31, 2011, the Company did not hold any financial instruments requiring fair value measurements to be performed.

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

NOTE 3 – EARNINGS PER SHARE

Basic and diluted earnings per common share are calculated as follows (in thousands, except for share and per share data):

	Three Months Ended March 31,
	2011	2010
Basic Earnings Per Common Share:
Income from continuing operations	$886	$10,106
Income from discontinued operations	—	1,059

Net income available to common shareholders	$886	$11,165

Weighted Average Common Shares Outstanding	15,562,759	15,075,596

Income from continuing operations	$0.06	$0.67
Income from discontinued operations	—	0.07

Basic earnings per common share	$0.06	$0.74

Diluted Earnings Per Common Share:
Income from continuing operations	$886	$10,106
Income from discontinued operations	—	1,059

Net income available to common shareholders	$886	$11,165

Weighted Average Common Shares Outstanding	15,562,759	15,075,596
Dilutive effect of unvested Restricted Stock Units	318,397	300,946
Dilutive effect of contingently returnable shares	53,743	154,513
Dilutive effect of warrants	599,744	512,280

Weighted Average Common Shares Outstanding Assuming Dilution	16,534,643	16,043,335

Income from continuing operations	$0.05	$0.63
Income from discontinued operations	—	0.07

Diluted earnings per common share	$0.05	$0.70

Restricted Stock Awards (“RSAs”): All common shares granted under the Company’s 2008 Director’s Equity Incentive Plan are issued when granted and vest, based on certain service conditions, over a four year period. Only vested shares are included in the Weighted Average Common Shares Outstanding for each period. Unvested RSAs remain subject to forfeiture until satisfaction of certain service conditions and are included, under the treasury method, in the calculation for dilutive effect of contingently returnable shares. If the award is forfeited before the vesting period has expired, the forfeited shares are included as treasury shares.

Restricted Stock Units (“RSUs”): Common shares granted under the Company’s 2008 Management Incentive Plan are issued when the shares vest. Therefore, only the vested/issued shares are included in the Weighted Average Common Shares Outstanding for each period. Unvested RSUs are contingently issuable, subject to satisfaction of certain service conditions, and included, under the treasury method, in the calculation of dilutive effect of unvested RSUs to purchase common shares.

Management Co-Investment Plan: Common shares issued under the Company’s 2008 Management Co-Investment Plan were issued on January 22, 2008 and vested, based on certain service conditions, on January 22, 2011. Because none of the shares were vested at March 31, 2010, none were included in the Weighted Average Common Shares Outstanding for that period. Unvested shares remained subject to forfeiture until satisfaction of certain service conditions, which occurred on January 22, 2011, and were included, under the treasury method, in the calculation of dilutive effect of contingently returnable shares. At March 31, 2011, all shares issued under this plan were fully vested and included in the Weighted Average Common Shares Outstanding.

Warrants: Diluted earnings per share include the potentially dilutive effect of outstanding warrants that are exercisable for common stock.

For the periods ended March 31, 2011 and 2010, no outstanding stock equivalents were anti-dilutive and excluded from the computations of diluted earnings per share.

NOTE 4 – DEBT

Credit Facility: The Company has a $150 million Credit Facility (“Credit Facility”) consisting of a $60 million revolving letter of credit facility, including a $25 million cash advance sub-facility, and a $90 million term loan facility. On November 18, 2010, the Company repaid the outstanding balance of the term loan facility and all related interest in full. At March 31, 2011, the Company had $25 million of unused capacity on the cash advance sub-facility. The Credit Facility will terminate on January 22, 2014 and any amounts outstanding at that time will be due and payable in full.

The interest rate on letters of credit issued under the revolving letter of credit was 3.82% per annum at March 31, 2011. The Company also pays an unused line fee of 0.50%. Should the Company need to borrow against the revolver facility, at any time during the agreement, it would pay interest at 3.82% per annum.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Employment Agreements: The Company entered into employment agreements with terms of two or three years with certain members of management with automatic one-year renewal periods at expiration dates. The agreements provide for, among other things, compensation, benefits and severance payments.

Litigation: The Company is involved from time to time in legal actions that arise in the ordinary course of our business. The Company does not believe that the resolution of any currently pending actions, either individually or in the aggregate, is reasonably likely to have a material adverse effect on the Company’s financial position or results of operations. However, the outcomes of any legal actions cannot be predicted, and therefore, there can be no assurance that this will be the case.

Deltak Fund for Unsecured Claims in Bankruptcy: On September 28, 2006, Global Power Equipment Group Inc. and all of its U.S. subsidiaries, including Deltak, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. Pursuant to an approved Plan, an administrator was appointed to administer a fund of approximately $34 million in cash that was intended to be distributed to the holders of allowed unsecured claims against Deltak. Under the Plan of Reorganization, the administrator has the right and duty to administer the fund and to “make, file and settle or otherwise resolve objections” to unsecured claims against Deltak.

Since January 22, 2008, the administrator has adjudicated and/or settled various unsecured claims and engaged in efforts to resolve the remaining disputed claims. As of March 31, 2011, approximately $0.08 million of cash remains in the fund subject to the control of the administrator. Certain disputed unsecured claims remain unresolved. The administrator continues to contest and otherwise seek to resolve these and all other remaining disputed claims.

Asbestos Cases: The Company has been named as a defendant in a limited number of asbestos personal injury lawsuits. Neither the Company nor its predecessors ever mined, manufactured, produced or distributed asbestos fiber, the material that allegedly caused the injury underlying these actions. The bankruptcy court’s discharge order issued upon emergence from bankruptcy extinguished the claims made by all plaintiffs who had filed asbestos claims against the Company before that time. The Company also believes the bankruptcy court’s discharge order should serve as a bar against any later claim filed against it, including any of its subsidiaries, based on alleged injury from asbestos at any time before emergence from bankruptcy. In any event, in all of the asbestos cases finalized post-bankruptcy, the Company has been successful in having such cases dismissed without liability. The Company intends to vigorously defend all currently active actions, just as it defended the other actions that have since been dismissed, all without liability, and it does not anticipate that any of these actions are reasonably likely to have a material adverse effect on its financial position, results of operations or liquidity. However, the outcomes of any legal action cannot be predicted and, therefore, there can be no assurance that this will be the case.

Contingencies: At March 31, 2011, the Company had a contingent liability for issued and outstanding stand-by letters of credit, generally issued to secure performance on customer contracts. The balance of stand-by letters of credit totaled approximately $14.7 million for the domestic entities and $14.6 million (US dollars) for foreign entities at March 31, 2011. Currently, there are no amounts drawn upon these letters of credit. In addition, at March 31, 2011, the Company had outstanding surety bonds on projects of approximately $13.0 million.

Our subsidiaries provide financial guarantees for certain contractual obligations in the ordinary course of business. As of March 31, 2011, the balance of these financial guarantees was no greater than $5.1 million.

The Company evaluated its banking relationships with regard to cash and available credit. The Company maintains cash in depository accounts at various FDIC insured banks and financial institutions and, at times, these balances may exceed federally insured limits. We have never experienced any losses related to these balances. All of the Company’s non-interest bearing cash balances were fully insured at March 31, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and the Company’s non-interest bearing cash balances may again exceed federally insured limits. Although the Company maintains cash balances in interest bearing accounts in excess of the FDIC insured limits, management believes this risk is mitigated by using financial institutions that are rated investment grade according to credit rating agencies. In the event another credit crisis affects the counterparties in the Credit Facility, the Company may have difficulty accessing all the available credit under this facility.

NOTE 6 – STOCKHOLDERS’ EQUITY

(in thousands, except share and per share amounts)			Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Common Shares $0.01 Per Share
						Treasury Shares
	Shares	Amount				Shares	Amount	Total
Balance, December 31, 2010	15,586,237	$1,403	$64,653	$1,382	$111,629	(116,950)	$(11)	179,056
Reverse treasury shares for stock based compensation	(42,408)	—	(4)	—	—	42,408	4	—
Restricted stock awards	16,825	—	54	—	—	—	—	54
Stock-based compensation	—	—	1,183	—	—	—	—	1,183
Stock-based compensation -withheld	(403)	—	(150)	—	—	(6,306)	—	(150)
Warrants exercised	361,665	4	2,864	—	—	—	—	2,868
Warrants withheld	—	—	(2,867)	—	—	(122,241)	(1)	(2,868)
Other comprehensive income:
Net income	—	—	—	—	886	—	—	886
Foreign currency translation	—	—	—	1,501	—	—	—	1,501

Comprehensive income								2,387

Balance, March 31, 2011	15,921,916	$1,407	$65,733	$2,883	$112,515	(203,089)	$(8)	$182,530

Reversal of Treasury Shares: In March 2010 the Company issued 226,617 shares of common stock pursuant to the vesting schedules under the 2008 Management Incentive Plan. At that time, some participants elected to have a portion of their shares withheld to satisfy tax withholding obligations. As a result 42,408 shares (split-adjusted) were transferred to the Company’s treasury shares account. However, according the 2008 Management Incentive Plan, these shares should have been transferred to the reserve account for future RSU stock grants.

Restricted Stock Awards: Pursuant to the 2008 Director’s Equity Incentive Plan, the Company is permitted to award restricted stock subject to specified restrictions on transfer, forfeiture and/or such other restrictions on incidents of ownership determined by the Compensation Committee of the Company’s Board of Directors. The Company has made the following issuances of restricted stock to non-executive members of its Board of Directors under the 2008 Director Equity Incentive Plan, each with a grant date fair value that approximated the quoted market price of the common stock on the date of grant. The four year vesting of each grant is contingent upon continued service as a director.

Date of Grant	Number of Shares	Grant Date Fair Value
January 22, 2009	26,144	$5.76
February 9, 2009	34,722	4.95
February 9, 2010	17,361	15.75
January 21, 2011	16,825	23.78

The following table summarizes the expense related to these restricted stock awards (in thousands):

	Three Months Ended March 31,		Future Vesting
	2011	2010	periods
Restricted stock awards granted:
January 22, 2009	$9	$9	$31
February 9, 2009	11	11	79
February 9, 2010	17	11	194
January 21, 2011	17	—	383

Total	$54	$31	$687

Stock-based Compensation: On June 23, 2008, the Company granted 581,546 RSUs with a grant date fair value of $10.80 per unit under the 2008 Management Incentive Plan pursuant to RSU Award Agreements executed by each beneficiary of the grant. Grants of RSUs under the Company’s 2008 Management Incentive Plan (the “MIP”) are valued in terms of the quoted market price of the Company’s common stock at date of grant; however, common stock is not issued at the time of the grant. Vesting of RSUs is based on certain performance and service conditions over a four year period. The Company recognizes compensation cost for awards with performance conditions if and when the Company concludes that it is probable that the performance conditions will be achieved, net of an estimate of pre-vesting forfeitures. The Company recognizes compensation cost for awards with service condition throughout the vesting term, net of an estimate of pre-vesting forfeitures. Prior to filing a Registration Statement on Form S-8 (the “S-8”) to register issuances of shares under the MIP, restricted shares were issued to plan participants as vesting requirements are satisfied. The Company filed the Form S-8 on September 8, 2010 and, since that date, has issued unrestricted shares under the MIP. In addition, on March 2, 2010, the Company issued 7,935 shares of restricted stock to the recipients of RSU awards according to specific separation agreements.

On February 9, 2009, the Company granted 540,008 RSUs with a grant date fair value of $4.95 per unit under the MIP. In addition, on September 14, 2009, the Company granted 83,333 RSUs with a grant date fair value of $10.80 per unit under the 2008 Management Incentive Plan. Additionally, on March 2, 2010, the Company issued 11,842 shares of restricted stock to certain recipients of RSU awards pursuant to individual separation agreements.

On March 23, 2010, the Company granted 458,888 RSUs with a grant date fair value of $15.75 per unit under the MIP.

On March 14, 2011, the Company granted 24,059 RSUs with a grant date fair value of $23.90 per unit under the MIP.

The following table summarizes the expense related to these RSUs (in thousands):

	Three Months Ended March 31,
	2011	2010
Restricted stock units granted:
June 23, 2008	$304	$141
February 9, 2009	378	243
March 23, 2010	487	—
March 14, 2011	—	—

Total	$1,169	$384

Stock-based Compensation - Withheld: In January 2011, some participants in the 2008 Management Co-Investment Plan elected to return a portion of the shares issued in January 2008 under the Co-Investment Plan, totaling 6,306 shares, to satisfy tax withholding obligations resulting in a $0.2 million adjustment to Paid-in Capital. These shares are held as treasury shares.

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

The following table summarizes the expense related to the MIP (in thousands):

	Three Months Ended March 31,		Future Vesting
	2011	2010	periods
MIP
January 22, 2008	$14	$33	$—

Total	$14	$33	$—

Warrants: On January 22, 2008, the Company issued warrants to purchase 1,807,222 shares of common stock with an exercise price of $7.9254. The warrants vested immediately upon issuance and expire on January 22, 2013. During the three months ended March 31, 2011, warrants were exercised to purchase 361,665 shares of common stock. The stock was sold in a cashless transaction whereby the Company withheld 122,241 shares of common stock, treasury shares, as payment of the exercised purchase warrants.

Foreign Currency Translation: Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate for the period. Translation adjustments are accumulated and reported as a component of accumulated other comprehensive income. The amount of accumulated comprehensive income related to foreign currency translation was $1.5 million for the period ended March 31, 2011.

NOTE 7 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$210	$1,257
Income taxes	274	132

NOTE 8 – SEGMENT INFORMATION

The “Management Approach” called for by ASC 280, Segment Reporting, is used by Company management to present the following segment information. The Company considered the way its management team makes operating decisions and assesses performance and considered which components of its enterprise have discrete financial information available. Management makes decisions using a products and services group focus and its analysis resulted in two operating segments, our Products Division and our Services Division. The Company evaluates performance based on net income or loss not including certain items as noted below. Intersegment revenues and transactions were not significant. Interest expense is allocated based on the amount of capital employed for each division. Corporate assets consist primarily of cash and deferred tax assets.

The following table presents information about segment income (in thousands):

	Products Division Three Months Ended		Services Division Three Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Revenues	$27,761	$35,054	$83,822	$122,096
Interest expense	127	1,103	133	1,054
Depreciation and amortization	376	504	587	536
Income tax provision (benefit)	(38)	391	76	1,238
Segment income (loss)	(2,708)	1,731	3,639	8,881
Total Assets	$137,128	$132,087	$104,719	$122,324

The following table presents information, which reconciles segment information to consolidated totals (in thousands):

	March 31, 2011	December 31, 2010
Assets:
Total segment assets	$241,847	$224,848
Non allocated corporate assets	32,035	40,877

Total consolidated assets	$273,882	$265,725

The following table presents information, which reconciles segment information to consolidated totals (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income:
Total segment income	$931	$10,612
Income from discontinued operations	—	1,059
Reorganization expense	(45)	(506)

Consolidated net income	$886	$11,165

The following presents consolidated revenues by geographical region based on the Company’s operating locations. Products are often shipped to other geographical areas but revenues are listed in the region in which the revenue is recognized (in thousands):

	Three Months Ended March 31,
	2011		2010
	Revenue Recognized In	Revenue Rendered	Revenue Recognized In	Revenue Rendered
United States	$103,646	$97,854	$144,669	$129,786
Canada	—	410	—	2,096
Europe	4,470	1,236	9,228	3,502
Mexico	3,163	1,389	1,592	—
Asia	304	794	1,661	6,062
Middle East	—	5,988	—	10,323
Other	—	3,912	—	5,381

Total	$111,583	$111,583	$157,150	$157,150

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides an analysis of the results of operations for each of our business segments, an overview of our liquidity and capital resources and other items related to our business. It contains forward-looking statements about our future revenues, operating results and expectations. See “Cautionary Statement Regarding Forward-Looking Statements” above and in Part I, Item 1A – “Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 22, 2011 for a discussion of the risks, assumptions and uncertainties affecting these statements. This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report Form 10-Q and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, filed with the SEC on March 22, 2011.

Overview:

We are a comprehensive provider of power generation equipment and maintenance services for customers in the domestic and international energy, power, infrastructure and service industries. We operate through two business segments, which we refer to as our Products Division and our Services Division.

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

Products:

Year-to-date operating results for our Products Division reflect lower shipment volumes compared to the prior year period primarily due to timing of project shipments. Approximately $20 million of projects scheduled to ship in the first quarter of 2011 were delayed until subsequent quarters. Gross margins realized in the first quarter of 2011 were weaker than in 2010, primarily due to lower “as sold” margins booked in the depressed OEM cycle being recognized upon project shipments and a non-recurring favorable reserve adjustment in the first quarter 2010. Current bookings to backlog within this segment reflect pricing commensurate with the competitive environment in which we are currently operating.

Services:

Volumes in our Services Division depend in significant part upon our clients’ scheduling of refueling outages and timing of capital project work, which historically has varied from year to year and within each calendar year. As a result, the volume of outage work in any calendar year may vary during the course of the year as projects are commenced and completed. Furthermore, we experienced a significant decline in capital project work during the first quarter of 2011 largely tied to one project that was nearing completion. Our year-to-date 2011 gross margins reflect historical levels but were down compared to the first quarter of 2010 due to project mix and abnormally high margins realized in prior period as a result of job close-outs.

Backlog:

Our backlog consists of firm orders or blanket authorizations from our customers. Backlog may vary significantly from reporting period to reporting period due to the timing of customer commitments. The time between receipt of an order and actual completion, or delivery, of our products varies from a few weeks, in the case of inventoried precision parts, to a year or more, in the case of custom designed auxiliary power equipment and other major plant components. We add a booking to our backlog for Products Division orders when we receive a purchase order or other written contractual commitment from a customer. The maintenance services we provide through our Services Division are typically carried out under long-term contracts spanning several years. Upon signing a multi-year maintenance contract with a customer for services, we add to our backlog only the first twelve months of work that we expect to perform under the contract. Additional work that is not identified under the original contract is added to our backlog when we reach an agreement with the customer as to the scope and pricing of that additional work. Other service-based project awards are typically defined in terms of scope and pricing at the time of contractual commitment from the customer. Upon receipt of a customer commitment, these project bookings are added to our backlog at full contract value regardless of the time frame anticipated to complete the project.

Backlog is not a measure defined by generally accepted accounting principles in the United States, and our methodology for determining backlog may vary from the methodology used by other companies in determining their backlog amounts. Backlog may not be indicative of future operating results and projects in our backlog may be cancelled, modified or otherwise altered by our customers.

The following table shows our backlog, by division, as of the end of each of the last five quarters (in thousands):

	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011
Products	$98,784	$98,598	$115,301	$119,420	$178,939
Services	168,936	199,443	230,233	229,913	206,050

Total Backlog	$267,720	$298,041	$345,534	$349,333	$384,989

The increase in Products backlog in the first quarter 2011 is primarily comprised of OEM-related bookings for projects with concentration in the Middle East and the United States. Management believes first quarter bookings reflects a continued stabilization of the OEM market and anticipates that most of these bookings will convert to revenue beyond 2011.

The decrease in Services backlog in the first quarter 2011 reflects the decline in large capital project work that was booked in 2009 with the majority of the work having been completed during the quarter, partially offset by additional bookings under our multi-year maintenance contracts as each month an additional month of bookings is recorded to backlog in order to maintain a 12-month backlog and other smaller projects.

Results of Operations:

Our summary financial results for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three Months Ended March 31,		Variance
	2011	2010	$	%
Products revenue	$27,761	$35,054	$(7,293)	–20.8%
Services revenue	83,822	122,096	(38,274)	–31.3%

Total revenues	111,583	157,150	(45,567)	–29.0%
Cost of products revenue	22,941	26,324	(3,383)	–12.9%
Cost of services revenue	73,988	105,569	(31,581)	–29.9%

Cost of revenues	96,929	131,893	(34,964)	–26.5%

Gross profit	14,654	25,257	(10,603)	–42.0%
Gross margin %	13.1%	16.1%
Selling and administrative expenses	13,425	10,859	2,566	23.6%
Interest expense	260	2,157	(1,897)	–87.9%
Reorganization expense	45	506	(461)	–91.1%
Income tax expense	38	1,629	(1,591)	–97.7%
Income from discontinued operations	—	1,059	(1,059)	–100.0%

Net income	$886	$11,165	$(10,279)	–92.1%

Revenues

(In thousands)	Three Months Ended March 31,		Variance
	2011	2010	$	%
Products revenue	$27,761	$35,054	$(7,293)	–20.8%
Services revenue	83,822	122,096	(38,274)	–31.3%

Total revenues	$111,583	$157,150	$(45,567)	–29.0%

Products Revenue.

The composition of our Products revenue varies from period to period based on our product mix, the strength of various geographic markets we serve and our ability to address those markets. The geographic dispersion of where products were shipped for the three months ended March 31, 2011 and 2010 was as follows (in thousands):

	Three Months Ended March 31,		Variance
	2011	2010	$	%
United States	$14,032	$7,690	$6,342	82.5%
Canada	410	2,096	(1,686)	–80.4%
Europe	1,236	3,502	(2,266)	–64.7%
Mexico	1,389	—	1,389	—
Asia	794	6,062	(5,268)	–86.9%
Middle East	5,988	10,323	(4,335)	–42.0%
Other	3,912	5,381	(1,469)	–27.3%

Total	$27,761	$35,054	$(7,293)	–20.8%

The decrease in Products Revenue for the three months ended March 31, 2011, compared to the same period in 2010, is primarily attributable to timing of project shipments during the first quarter of 2011 compounded by pricing constraints on orders booked during the trough of the OEM cycle. Approximately $20 million of projects scheduled to ship in the first quarter of 2011 were delayed until subsequent quarters. Geographic declines were most significant in Asia and the Middle East partially offset by an increase in domestic revenues.

Services Revenue.

The composition of our Services revenue varies from period to period based on contract mix (lump-sum versus fixed price and capital versus maintenance) and the number and scope of outages under our evergreen maintenance contracts.

The decrease in Services revenue for the three months ended March 31, 2011, compared to the same period in 2010, resulted from approximately $33.9 million reduction in work associated with a large capital project that began in the second half of 2009 and continued into the first quarter of 2011. The balance of the decline was attributable to the timing and number of outages occurring in the first quarter 2010 versus the same period in 2011.

Gross Profit / Margin %

($ In thousands)	Three Months Ended March 31,		Variance
	2011	2010	$	%
Gross Profit - Products	$4,820	$8,730	$(3,910)	–44.8%
Gross Margin %	17.4%	24.9%
Gross Profit - Services	9,834	16,527	(6,693)	–40.5%
Gross Margin %	11.7%	13.5%

Total Gross Profit	$14,654	$25,257	$(10,603)	–42.0%

Gross Margin %	13.1%	16.1%

Products.

The gross profit for Products decreased by $3.9 million compared to the corresponding period in 2010. The 7.5% degradation in gross margin resulted primarily from a decline in “as sold” margins on projects booked in a more competitive OEM market as compared to bookings that generated revenues in the first quarter of 2010 with higher margins. The remaining decline in gross margin was largely attributable to product mix and $0.5 million of reserve adjustments that benefited first quarter 2010 margins and did not recur in 2011.

Services.

The gross profit for Services decreased by $6.7 million for the three months ended March 31, 2011 compared to the corresponding periods in 2010. Approximately $5.2 million of the decline in gross profit was primarily attributable to the revenue decline. Additionally, margins were unfavorably impacted by the reduction in capital work in 2011, as noted above, and an increase in maintenances outages. First quarter 2011 gross margin percentages were in line with historical norms but down from the prior year due to project mix.

Selling and Administrative Expenses

(In thousands)	Three Months Ended March 31,		Variance
	2011	2010	$	%
Selling and administrative	$13,425	$10,859	$2,566	23.6%

Selling and administrative expenses include the costs associated with conducting our business, including general management, compensation and benefits of employees that are not direct costs of active projects, officers and directors, legal and professional fees and other general expenses.

The increase in selling and administrative expenses resulted from an increase in non-cash stock compensation expense of $0.8 million due to the RSU and RSA grants and the resetting of the performance condition portion of prior years’ RSU grants. An approximate $0.5 million favorable mark-to-market adjustment benefit realized on forward contracts in the first quarter of 2010 did not recur in 2011. Additionally, we incurred one-time expenses of approximately $1.0 million during the quarter for professional fees in support of an aquisition strategy and certain reserve adjustments. Personnel costs were $0.2 million higher due to an increase in headcount at corporate and operating divisions.

Interest Expense

(In thousands)	Three Months Ended March 31,		Variance
	2011	2010	$	%
Interest expense	$260	$2,157	$(1,897)	–87.9%

Interest expense consists of term loan interest, amortization of debt issuance costs and letter of credit fees offset by interest income earned on cash balances.

Interest expense decreased $1.9 million in the three months ended March 31, 2011, compared to the corresponding period in 2010. The decline was attributable to repayment of the term loan facility in November 2010, resulting in a $1.3 million reduction in interest expense and a $0.5 million reduction in amortization of debt issuance costs. In addition, letter of credit fees decreased $0.1 million for the first quarter in 2011, compared to the corresponding period in 2010.

Reorganization Expense (Income)

(In thousands)	Three Months Ended March 31,		Variance
	2011	2010	$	%
Reorganization expense	$45	$506	$(461)	–91.1%

Reorganization expenses consist of professional fees and changes in liabilities subject to compromise incurred in connection with our 2008 bankruptcy proceedings.

Total reorganization expenses decreased $0.5 million in the three months ended March 31, 2011, compared to the corresponding period in 2010. The decline was attributable to a $0.3 million decrease in the estimate of liabilities subject to compromise and a $0.2 million reduction in professional fees incurred in an effort to resolve claims that remained outstanding from our 2008 bankruptcy proceedings.

Income Tax Expense

(In thousands)	Three Months Ended March 31,		Variance
	2011	2010	$	%
Income tax expense	$38	$1,629	$(1,591)	–	97.7%

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

For the three months ended March 31, 2011, our income tax provision was $0.04 million, or 4.1% of pretax income, compared to $1.6 million, or 13.9% of pretax income, in the same period for 2010. The decrease in our effective tax rate was primarily due to a more favorable mix of earnings in tax jurisdictions with tax rates lower than the U.S. statutory rate, fluctuation in the valuation allowance we use in connection with our assessment of the recoverability of our deferred tax assets, including net operating loss carryforwards, and permanent differences between the book and tax treatment of certain items.

Income from Discontinued Operations

(In thousands)	Three Months Ended March 31,		Variance
	2011	2010	$	%
Income from discontinued operations	$—	$1,059	$(1,059)	–100.0%

Discontinued operations are primarily comprised of income recognized from Deltak’s large-scale HRSG product line contracts. Some of the HRSG contracts under completion agreements were in a positive cash position as of the September 28, 2006, Chapter 11 filing date, because aggregate collections of billings exceeded aggregated project costs incurred. Our recognition of this excess was deferred until the earnings process was considered completed upon satisfaction of performance milestones set forth in the completion agreements.

During the three months ended March 31, 2011, we did not recognize any income from discontinued operations because the balance of deferred revenues, which related to completion agreements from Deltak’s legacy large-scale HRSG contracts, was fully recognized in the second quarter of 2010. As milestones contained within the completion agreements were met in the first quarter 2010, deferred revenues were removed from the balance sheet and recognized as income from discontinued operations. These were non-cash events (see Note 2 – Revenue Recognition).

Liquidity and Capital Resources

We believe a strong balance sheet is a necessary pre-requisite for creating sustainable growth in stockholder value. Our liquidity position as of March 31, 2011 was strong; we had $44.0 million of cash on our balance sheet and access to $25 million on the cash advance sub-facility.

Sources and Uses of Cash. Our primary sources of cash are net cash flow from operations and borrowings under our Credit Facility. Our primary uses of cash are working capital requirements for active projects, capital expenditures, interest payments on our indebtedness and letters of credit, and general corporate purposes.

Credit Facility. Our Credit Facility consists of a $90 million term loan facility and a $60 million revolving letter of credit facility, including a $25 million cash advance sub-facility. At March 31, 2011, we had no debt outstanding and $25.0 million of unused capacity on the cash advance sub-facility.

The Credit Facility includes affirmative and negative covenants, including customary limitations on securing additional debt and liens and restrictions on transactions as well as financial covenants relating to our consolidated leverage ratio, consolidated fixed charge ratio and liquidity. If we fail to comply with the restrictions in the Credit Facility, we will be in default and the participating banks may restrict our ability to borrow additional funds under the Credit Facility, may require that we immediately repay all outstanding loans with interest and may require the cash collateralization of outstanding letter of credit obligations. We have given a first priority lien on substantially all of our assets as security for the Credit Facility. At March 31, 2011, we were in compliance with all financial and other covenants under the Credit Facility.

Cash and Cash Equivalents. Cash and cash equivalents decreased $11.5 million, or 20.7%, to $44.0 million at March 31, 2011 from $55.5 million at December 31, 2010, primarily as a result of using cash from operations during the three months ended March 31, 2011, to fund working capital requirements. During the same period in 2010, cash and cash equivalents decreased $40.6 million, or 39.3%, from $103.2 million to $62.6 million, primarily attributable to partial repayment of our term loan. Changes in cash and cash equivalents for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Statement of cash flow data:
Net cash flows provided by (used in):
Operating activities	$(11,978)	$1,418
Investing activities	(909)	493
Financing activities	—	(40,996)
Effect of exchange rate changes on cash	1,402	(1,508)

Change in cash and cash equivalents	$(11,485)	$(40,593)

Operating Activities

We believe that cash generated from our operations and available to us under our Credit Facility will be adequate to meet our working capital requirements for the foreseeable future. We expect our net operating cash flow will be positive in 2011, although our Products and Services Divisions could require increased levels of working capital if the OEM markets continue to strengthen.

During the three months ended March 31, 2011, net cash used in operating activities was $12.0 million. The primary uses of cash included:

•

a $15.0 million decrease in cash associated with changes in our working capital accounts (discussed below) due to the timing of cash receipts and payments in these accounts. The most significant increase in working capital stemmed from an increase in costs and estimated earnings in excess of billings within the Products Division, which is indicative of our investment in active projects;

•	a $0.2 million decrease in cash resulting from a decrease in liabilities subject to compromise; and

•	net income of $0.9 million, adjusted for non-cash charges of $1.1 million in depreciation and amortization and $1.2 million in stock based compensation.

During the three months ended March 31, 2010, net cash provided by operating activities was $1.4 million. The principal sources of cash were:

•

net income of $11.2 million, adjusted for non-cash charges of $1.6 million in depreciation and amortization and $0.5 million in stock based compensation, partially offset by $0.9 million in deferred revenue recognized on completion agreements;

•

a $10.8 million decrease in cash associated with changes in our working capital accounts (discussed below) due to the timing of cash receipts and payments in these accounts which was indicative of our investment in current projects in process at March 31, 2010; and

•	a $0.1 million decrease in cash resulting from a decrease in liabilities subject to compromise.

The year-over-year $13.4 million decrease in cash provided by operating activities resulted primarily from lower shipment volumes during the first quarter of 2011, which negatively affected net income.

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

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2011 was $0.9 million and primarily comprised of fixed asset purchases.

Net cash provided by our investing activities for the three months ended March 31, 2010 was $0.5 million, consisting primarily of increases in restricted cash partially offset by purchases of fixed assets.

Financing Activities

No cash was used in financing activities for the three months ended March 31, 2011. The outstanding balance of the term loan and related interest on our Credit Facility was paid in full on November 18, 2010.

Net cash used in financing activities for the three months ended March 31, 2010 was $41.0 million, resulting from principal payments made on our Credit Facility which included $35.7 million in payments made pursuant to the excess cash flow provision calculated as of December 31, 2009, $5.0 million in amortization payments and $0.3 million in debt issuance costs.

Off-Balance Sheet Transactions

Our liquidity is currently not dependent on the use of off-balance sheet transactions but, in line with industry practice, we are often required to provide performance and surety bonds to customers and may be required to provide letters of credit. If performance assurances are extended to clients, generally our maximum potential exposure is limited in the contract with our customers. We frequently obtain similar performance assurances from third-party vendors and subcontractors for work performed in the ordinary course of contract execution. However, the total costs of a project could exceed our original cost estimates and we could experience reduced gross profit or possibly a loss for a given project. In some cases, where we fail to meet certain performance standards, we may be subject to contractual liquidated damages.

Critical Accounting Policies

Our condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Item 7 of Part II of our Annual Report on Form 10-K filed with the SEC on March 22, 2011, addressed the accounting policies and related estimates that we believed were the most critical to understanding our consolidated financial statements, financial condition and results of operations and those that require management judgment and assumptions, or involve uncertainties. We did not have a significant change to the application of our critical accounting policies and estimates during the first three months of 2011.

Contractual Obligations

There have been no material changes to the table of contractual obligations presented in our Annual Report on Form 10-K, filed with the SEC on March 22, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk: Our primary market risk exposure is volatility of interest rates, primarily in the United States. We manage interest rates through the use of a combination of fixed and floating rate debt and interest rate swap agreements. We are subject to interest rate changes on our LIBOR-based variable interest $150 million Credit Facility. As of March 31, 2011, we had no outstanding borrowings on our Credit Facility.

Interest Rate Sensitivity: Based on the absence of any borrowings at March 31, 2011, a 50 basis point fluctuation in short-term interest rates would have no impact on our expected pre-tax income on an annual basis.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that the information required to be disclosed in the Company’s periodic reports is recorded, processed, summarized and reported as and when required.

Changes in Internal Control over Financial Reporting

We are not yet required to comply with the internal control reporting requirements mandated by Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) due to a transition period established by rules of the SEC for newly public companies. We will be required to comply with the internal control over financial reporting requirements for the first time, and will be required to provide a management report on the effectiveness of our internal control over financial reporting and an attestation report on the effectiveness of our internal control over financial reporting from our independent registered public accounting firm, in connection with our Annual Report on Form 10-K for the year ending December 31, 2011. Although we are not yet required to comply with these requirements, we are preparing for future compliance by assessing and strengthening our system of internal control. We are in the process of performing the information system and process documentation, and evaluation and testing required for management to make this assessment and for our independent registered public accounting firm to provide their attestation report. In the course of evaluation and testing, management may identify deficiencies that will be addressed and remediated. During the three months ended March 31, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The information included in Note 5 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q is incorporated by reference into this Item.

Item 1A.	Risk Factors.

There were no material changes to our risk factors from those reported in our Annual Report on Form 10-K as filed with the SEC on March 22, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Sales of Unregistered Securities During the Quarter

Upon emergence from bankruptcy on January 22, 2008, we issued warrants to acquire 1,807,223 shares of our common stock at an exercise price of $7.9254 per share to the group of then-existing stockholders that backstopped a rights offering. The warrants vested immediately upon issuance and expire on January 22, 2013. On February 16, 2011 and March 2, 2011, warrants were exercised to purchase 326,665 and 35,000, respectively, shares of common stock. The stock was sold in cashless transactions whereby the Company withheld an aggregate 122,241 shares of common stock, treasury shares, as payment of the exercised purchase warrants. The shares were issued pursuant to private placements in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Item 6.	Exhibits.

Exhibit	Description

10.1	Amended and Restated Global Power Equipment Group Inc. Incentive Compensation Plan.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL POWER EQUIPMENT GROUP INC.

Date: May 16, 2011	By:	/S/ DAVID L. WILLIS
David L. Willis,
Senior Vice President and Chief Financial Officer As a duly authorized officer of the Registrant and as principal financial officer.