Form 10-Q
period 2011-06-30
GLOBAL POWER EQUIPMENT GROUP INC.
filed 2011-08-15
CIK 1136294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-16501

Global Power Equipment Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	73-1541378
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 E. Las Colinas Blvd., Suite 250

Irving, TX 75039

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

As of August 9, 2011, there were 16,182,477 shares of common stock of Global Power Equipment Group Inc. outstanding.

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2011		December 31, 2010
ASSETS	(Unaudited	)
Current assets:
Cash and cash equivalents	$53,636		$55,474
Restricted cash	1,019		1,019
Accounts receivable, net of allowance of $455 and $2,508	52,684		58,892
Inventories	6,421		5,077
Costs and estimated earnings in excess of billings	50,030		33,076
Deferred tax - current	7,085		814
Other current assets	6,120		4,087

Total current assets	176,995		158,439
Property, plant and equipment, net	13,038		12,234
Goodwill	80,400		80,400
Intangible assets, net	12,500		12,989
Deferred tax assets, long-term	16,121		—
Other assets	1,516		1,663

Total assets	$300,570		$265,725

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,501		$16,351
Accrued compensation and employee benefits	15,207		20,977
Accrued warranties	6,116		6,049
Billings in excess of costs and estimated earnings	16,916		11,335
Other current liabilities	10,756		9,843

Total current liabilities	64,496		64,555
Long-term deferred tax liability	—		17,748
Other long-term liabilities	4,345		4,159
Liabilities subject to compromise	—		207

Total liabilities	68,841		86,669
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.01 par value, 170,000,000 shares authorized, and 16,158,774 and 15,586,237 shares issued, respectively 15,955,685 and 15,469,287 shares outstanding, respectively	1,409		1,403
Paid-in capital	64,733		64,653
Accumulated other comprehensive income	3,443		1,382
Retained earnings	162,152		111,629
Treasury stock, at cost (203,089 and 116,950 shares, respectively)	(8)		(11)

Total stockholders’ equity	231,729		179,056

Total liabilities and stockholders’ equity	$300,570		$265,725

See accompanying notes to condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Products revenue	$65,665	$38,754	$93,426	$73,808
Services revenue	83,848	85,906	167,670	208,002

Total revenues	149,513	124,660	261,096	281,810
Cost of products revenue	51,256	28,517	74,197	54,841
Cost of services revenue	73,325	71,996	147,313	177,565

Cost of revenues	124,581	100,513	221,510	232,406

Gross profit	24,932	24,147	39,586	49,404
Selling and administrative expenses	14,007	13,929	27,432	24,788

Operating income	10,925	10,218	12,154	24,616
Interest expense, net	314	1,119	574	3,276

Income from continuing operations before reorganization items and income taxes	10,611	9,099	11,580	21,340
Reorganization expense (income)	(50)	434	(5)	940

Income from continuing operations before income taxes	10,661	8,665	11,585	20,400
Income tax expense (benefit)	(38,976)	149	(38,938)	1,778

Income from continuing operations	49,637	8,516	50,523	18,622
Discontinued operations:
Income from discontinued operations, net of tax	—	2,105	—	3,164

Net income	$49,637	$10,621	$50,523	$21,786

Basic earnings per weighted average common share:
Income from continuing operations	$3.13	$0.56	$3.21	$1.23
Income from discontinued operations	—	0.13	—	0.20

Income per common share - basic	$3.13	$0.69	$3.21	$1.43

Weighted average number of shares of common stock outstanding - basic	15,875,794	15,303,434	15,720,143	15,189,849

Diluted earnings per weighted average common share:
Income from continuing operations	$2.92	$0.52	$2.99	$1.15
Income from discontinued operations	—	0.13	—	0.20

Income per common share - diluted	$2.92	$0.65	$2.99	$1.35

Weighted average number of shares of common stock outstanding - diluted	16,983,606	16,435,396	16,908,745	16,168,683

See accompanying notes to condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2011	2010
	(Unaudited)
Operating activities:
Net income	$50,523	$21,786
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred income taxes	(40,140)	—
Depreciation and amortization	1,516	2,052
Amortization of debt issuance costs	261	1,026
Loss (gain) on disposal of equipment	4	8
Stock-based compensation	2,943	1,585
Changes in operating assets and liabilities:
Receivables	6,208	8,894
Inventories	(1,344)	(7)
Costs and estimated earnings in excess of billings	(16,954)	(6,071)
Other current assets	(2,033)	2,252
Other assets	(114)	1,196
Accounts payable	(850)	(10,202)
Accrued and other liabilities	(4,668)	(1,188)
Accrued warranties	67	(3,253)
Billings in excess of costs and estimated earnings	5,581	(6,406)
Deferred revenue	—	(3,006)
Liabilities subject to compromise	(207)	(271)

Net cash provided by operating activities	793	8,395
Investing activities:
Net transfers of restricted cash	—	999
Proceeds from sale of equipment	6	4
Purchase of property, plant and equipment	(1,718)	(896)

Net cash (used in) provided by investing activities	(1,712)	107
Financing activities:
Payments of long-term debt	—	(40,692)
Proceeds from warrants exercised	7	—
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(2,864)	(621)
Payments of debt financing costs	—	(304)

Net cash used in financing activities	(2,857)	(41,617)
Effect of exchange rate changes on cash	1,938	(3,822)

Net change in cash and cash equivalents	(1,838)	(36,937)
Cash and cash equivalents, beginning of period	55,474	103,220

Cash and cash equivalents, end of period	$53,636	$66,283

See accompanying notes to condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BUSINESS AND ORGANIZATION

Global Power Equipment Group Inc. and its wholly owned subsidiaries (the “Company”, “we”, “us” or “our”) designs, engineers and manufactures heat recovery and auxiliary power equipment and provides routine and specialty maintenance services to customers in the utility and industrial sectors. The Company’s corporate headquarters are located in Irving, Texas, with facilities in Plymouth, Minnesota; Tulsa, Oklahoma; Auburn, Massachusetts; Tucker, Georgia; Monterrey, Mexico; Shanghai, China; and Heerlen, The Netherlands.

These unaudited condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America. The information in the condensed consolidated financial statements, in the opinion of management, includes normal recurring adjustments and reflects all adjustments that are necessary for a fair statement of such financial statements. The Company believes that the disclosures presented are adequate to represent materially correct interim financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2010 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 22, 2011. The results of operations for the three and six months ended June 30, 2011 and 2010 are not necessarily indicative of the actual results that may occur for the entire fiscal year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Actual results could vary materially from those estimates.

Reclassifications: Certain reclassifications have been made to prior year consolidated balances to conform with the current year presentation.

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

Revenues for the Auxiliary Power Equipment product lines, except SCR, are recognized under the completed-contract method. Certain of these contracts specify separate delivery dates and milestones, which are considered as separate work phases. However, when such contracts are not separated, revenue is recognized as each phase is complete and the customer assumes the risk of loss for that phase. Under this method, no revenue can be recognized until the contract phase is substantially complete, at which time revenue is recognized and costs previously deferred are charged to expense. Also, for revenue to be recognized, the customer assumes risk of loss and title, and the installation is operating according to specifications or has been accepted by the customer. As with the Heat Recovery Equipment and SCR product lines, changes in job performance, job conditions, estimated profitability, final contract settlements and resolution of claims may result in revisions to job costs and income amounts that are different than amounts originally estimated.

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

In the fourth quarter of 2006, upon approval by the Bankruptcy Court, the Company initiated a wind down of the large-scale HRSG product line owned by its subsidiary Deltak L.L.C. (“Deltak”) and Deltak entered into completion agreements with certain HRSG customers to complete executory contracts for the delivery of HRSG units (the “Completion Agreements”). Certain of the HRSG contracts subject to the Completion Agreements were in a positive cash position as of the Chapter 11 Filing (as defined below) date, due to aggregate collections of billings exceeding aggregate project costs. The recognition of this excess was deferred until such time as the earnings process is considered completed through the satisfaction of the performance milestones under the Completion Agreements thereby avoiding any liquidated damage claims. This amount is included in income from discontinued operations in the accompanying condensed consolidated statements of operations, net of estimates of liquidated damage claims accrued for these contracts. Deferred amounts were reported in the accompanying condensed consolidated balance sheets as deferred revenue and there were no remaining balances at June 30, 2011 and December 31, 2010. During the three and six months ended June 30, 2011 and 2010, the Company recognized such excess as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Deferred revenue recognized	$—	$2,115	$—	$3,014

Foreign Currency Translation: Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate for the period. Translation adjustments are accumulated and reported as a component of accumulated other comprehensive income. As of June 30, 2011, the Company had $3.4 million of unrealized income related to foreign currency translation recorded as other comprehensive income.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and on deposit with initial maturities of three months or less. At June 30, 2011, the Company had $17.4 million of cash and cash equivalents on deposit with financial institutions outside the United States. The Company maintains cash in depository accounts at various FDIC insured banks and financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. The Company’s non-interest bearing cash balances were fully insured at June 30, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and the Company’s non-interest bearing cash balances may again exceed federally insured limits. Interest-bearing amounts on deposit in excess of federally insured limits at June 30, 2011 approximated $36.2 million. Although the Company maintains most of its cash balances in interest bearing accounts in excess of the FDIC insured limits, management believes this risk is mitigated by using financial institutions that are rated investment grade according to credit rating agencies.

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

The Company has certain customers that represent more than 10 percent of consolidated accounts receivable. The balance for these customers as a percentage of the consolidated accounts receivable is as follows:

Customer	June 30, 2011	December 31, 2010
Entergy Services Inc.	*	25%
Southern Nuclear Company	18%	13%
Siemens Energy, Inc.	10%	11%

*	Less than 10%

Inventories: Inventories consist primarily of raw materials and are stated at the lower of first-in, first-out cost or market, net of applicable reserves.

Goodwill: The Company has made acquisitions in the past that included the recognition of goodwill, which was determined based upon previous accounting principles. Pursuant to Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 350, Intangibles-Goodwill and Other, beginning January 1, 2009, the Company records as goodwill the excess of the consideration transferred plus the fair value of any non-controlling interest in the acquiree at the acquisition date over the fair values of the identifiable net assets acquired. The Company evaluates goodwill for impairment at least annually, or more frequently if triggering events occur or other impairment indicators arise that might impair recoverability. During the three and six months ended June 30, 2011, no triggering events occurred that would require interim impairment testing.

Major Customers: The Company has certain customers that represent more than 10 percent of consolidated revenues. The revenue for these customers as a percentage of the consolidated revenues is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2011	2010	2011	2010
Southern Nuclear Company	20%	17%	23%	24%
Siemens Energy, Inc.	16%	*	12%	*
General Electric Company	12%	*	10%	*
FPL Group	11%	*	12%	*
Entergy Services Inc.	*	27%	*	29%
All others	41%	56%	43%	47%

Total	100%	100%	100%	100%

*	Less than 10%

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

Shipping and Handling Costs: The Company accounts for shipping and handling costs in accordance with ASC 605-45, Principal Agent Considerations. Amounts billed to customers in sale transactions related to shipping and handling costs are recorded as revenue in the accompanying condensed consolidated statements for operations. Shipping and handling costs incurred by us are included in cost of sales in the accompanying condensed consolidated statements of operations.

Advertising Costs: The Company accounts for advertising costs in accordance with ASC 720-35, Advertising Costs. Generally, advertising costs are immaterial and are expensed as incurred in selling and administrative expenses.

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

The Company’s reorganization items are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Professional fees	$(50)	$414	$(5)	$700
Change in estimate of liabilities subject to compromise	—	20	—	240

Total reorganization expense	$(50)	$434	$(5)	$940

Income from Discontinued Operations: During the three and six months ended June 30, 2011, the Company did not recognize any income from discontinued operations; however, during the three and six months ended June 30, 2010, the Company earned income from discontinued operations due to the winding down of the large scale HRSG operations (see Note 2 – Revenue Recognition). The following table summarizes income from discontinued operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income from discontinued operations	$—	$2,090	$—	$3,176
Related income tax expense	—	15	—	(12)

Net income from discontinued operations	$—	$2,105	$—	$3,164

Income Taxes: The overall effective income tax rate for the three and six months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Effective income tax rate	-365.6%	1.7%	-336.1%	8.7%

The effective income tax rate differs from the statutory federal income tax rate of 35% primarily because of changes in the valuation allowance, state and foreign income taxes, deferred taxes on indefinite life intangibles and utilization of net operating loss carryforwards.

The Company assesses whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook, although we primarily consider future taxable income projections, ongoing tax planning strategies and the limitation on the use of carryforward losses in determining valuation allowance needs. We establish valuation allowances for our deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Effective June 30, 2011, the Company assessed its valuation allowances against its deferred tax assets for intangible assets and accruals and U.S. net operating losses (“NOL”) carryforwards in accordance with ASC 740. Management’s assessment included the consideration of scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), recent utilization of NOLs, and projected future taxable income in making this assessment. Based on results of the assessment, the Company determined that it was more likely than not that the deferred tax assets and the U.S. NOLs were realizable based on the guidance provided in ASC 740. Accordingly, the Company released $40.1 million of valuation allowances as of June 30, 2011. The Company did not reverse valuation allowances against foreign tax credit carryforwards and certain state NOLs.

The Company follows the provisions of ASC 740-10, Income Taxes that relate to recognition of uncertain tax positions. As of June 30, 2011 and December 31, 2010, the Company provided for a liability of $4.2 million and $4.0 million, respectively, for unrecognized tax benefits related to various federal, foreign and state income tax matters, which amount is included in other long-term liabilities. If recognized, the entire amount of the liability would affect the effective tax rate.

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

The Company uses financial instruments in the management of its foreign currency exchange exposures. These financial instruments are considered derivatives under ASC 815, but do not meet hedge accounting requirements. Therefore, the Company recognizes changes in fair values of the forward agreements through selling and administrative expenses. As of June 30, 2011 and December 31, 2010, there were no forward contracts outstanding.

The following table shows the impact of derivatives not designated as hedging instruments on the Company’s condensed consolidated statements of operations (in thousands):

Derivatives Not Designated as Hedging Instruments under ASC 815-10	Location of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives for the Three Months Ended June 30,		Amount of Gain Recognized on Derivatives for the Six Months Ended June 30,
		2011	2010	2011	2010
Foreign exchange contracts	Selling and administrative expenses	$—	$(150)	$—	$185

Total		$—	$(150)	$—	$185

Fair Value of Financial Instruments: The Company adopted certain of the provisions of ASC 820, Fair Value Measurements and Disclosures, on January 1, 2008. Although the adoption of ASC 820 did not materially impact its financial condition, results of operations, or cash flow, the Company is required to provide additional disclosures as part of its financial statements. ASC 820 establishes a three-tier fair value hierarchy, which categorizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in the active markets for identical assets and liabilities and the lowest priority to unobservable inputs. At June 30, 2011, the Company did not hold any financial instruments requiring fair value measurements to be performed.

The Company’s financial instruments consist primarily of cash and cash equivalents, receivables, payables, and debt instruments. The carrying values of these financial instruments approximate their respective fair values as they are either short-term in nature or carry interest rates which are periodically adjusted to market rates.

ASC 820 requires that companies provide a reconciliation of the beginning and ending balances for Level 3 assets and liabilities measured at fair value. Since the Company has no Level 3 assets or liabilities, no reconciliation is necessary.

Pending Accounting Pronouncement. In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-

05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU amends the FASB Accounting Standards Codification™ (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company is evaluating the potential impact of this standard on its consolidated financial statements.

NOTE 3 – EARNINGS PER SHARE

Basic and diluted earnings per common share are calculated as follows (in thousands, except for share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic Earnings Per Common Share:
Income from continuing operations	$49,637	$8,516	$50,523	$18,622
Income from discontinued operations	—	2,105	—	3,164

Net income available to common shareholders	$49,637	$10,621	$50,523	$21,786

Weighted Average Common Shares Outstanding	15,875,794	15,303,434	15,720,143	15,189,849

Income from continuing operations	$3.13	$0.56	$3.21	$1.23
Income from discontinued operations	—	0.13	—	0.20

Basic earnings per common share	$3.13	$0.69	$3.21	$1.43

Diluted Earnings Per Common Share:
Income from continuing operations	$49,637	$8,516	$50,523	$18,622
Income from discontinued operations	—	2,105	—	3,164

Net income available to common shareholders	$49,637	$10,621	$50,523	$21,786

Weighted Average Common Shares Outstanding	15,875,794	15,303,434	15,720,143	15,189,849
Dilutive effect of unvested Restricted Stock Units	144,144	425,115	196,696	286,820
Dilutive effect of contingently returnable shares	19,405	152,377	24,162	152,967
Dilutive effect of warrants	944,263	554,470	967,744	539,047

Weighted Average Common Shares Outstanding
Assuming Dilution	16,983,606	16,435,396	16,908,745	16,168,683

Income from continuing operations	$2.92	$0.52	$2.99	$1.15
Income from discontinued operations	—	0.13	—	0.20

Diluted earnings per common share	$2.92	$0.65	$2.99	$1.35

Restricted Stock Awards (“RSAs”): Common shares granted under the Company’s stock-based compensation program are issued when granted and vest, based on certain service conditions, over a four year period. Only vested shares are included in basic Weighted Average Common Shares Outstanding for each period. Unvested restricted stock awards remain subject to forfeiture until satisfaction of certain service conditions and are included, under the treasury method, in the calculation for dilutive effect of contingently returnable shares.

Restricted Stock Units (“RSUs”): Common shares granted under the Company’s stock-based compensation program are issued when the shares vest. Therefore, only the vested/issued shares are included in the Weighted Average Common Shares Outstanding for each period. Unvested restricted stock units are contingently issuable, subject to satisfaction of certain service conditions, and included, under the treasury method, in the calculation of dilutive effect of unvested RSUs to purchase common shares.

Management Co-Investment Plan: Common shares issued under the Company’s 2008 Management Co-Investment Plan were issued on January 22, 2008 and vested, based on certain service conditions, on January 22, 2011. Because none of the shares were vested at June 30, 2010, none were included in basic Weighted Average Common Shares Outstanding for those periods. Unvested shares remained subject to forfeiture until satisfaction of certain service conditions, which occurred on January 22, 2011, and were included, under the treasury method, in the calculation of dilutive effect of contingently returnable shares. At June 30, 2011, all shares issued under this plan were fully vested and included in the Weighted Average Common Shares Outstanding.

Warrants: Diluted earnings per share include the potentially dilutive effect of outstanding warrants that are exercisable for common stock.

For the three and six months periods ended June 30, 2011 and 2010, no outstanding stock equivalents were anti-dilutive and excluded from the computations of diluted earnings per share.

NOTE 4 – DEBT

Credit Facility: The Company has a $150 million Credit Facility (“Credit Facility”) consisting of a $60 million revolving letter of credit facility, which includes a $25 million cash advance sub-facility, and a $90 million term loan facility. On November 18, 2010, the Company repaid the outstanding balance of the term loan facility and all related interest in full. At June 30, 2011, the Company had $25 million of unused capacity on the cash advance sub-facility within the $60 million facility. The Credit Facility will terminate on January 22, 2014 and any amounts outstanding at that time will be due and payable in full.

The interest rate on letters of credit issued under the revolving letter of credit was 3.82% per annum at June 30, 2011. The Company also pays an annual unused line fee of 0.50%. Should the Company need to borrow against the revolver facility, at any time during the agreement, it would pay interest at 3.82% per annum.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Employment Agreements: The Company entered into employment agreements with terms of two or three years with certain members of management with automatic one-year renewal periods at their respective expiration dates. The agreements provide for, among other things, compensation, benefits and severance payments.

Litigation: The Company is involved from time to time in legal actions that arise in the ordinary course of its business. The Company does not believe that the resolution of any currently pending actions, either individually or in the aggregate, is reasonably likely to have a material adverse effect on the Company’s financial position or results of operations. However, the outcomes of any legal actions cannot be predicted, and therefore, there can be no assurance that this will be the case.

Deltak Fund for Unsecured Claims in Bankruptcy: On September 28, 2006, the Company and all of its U.S. subsidiaries, including Deltak, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Chapter 11 Filing”). Pursuant to an approved Plan of Reorganization (the “Plan”), an administrator was appointed to administer a fund of approximately $34 million in cash that was intended to be distributed to the holders of allowed unsecured claims against Deltak. Under the Plan, the administrator has the right and duty to administer the fund and to “make, file and settle or otherwise resolve objections” to unsecured claims against Deltak.

Since January 22, 2008, the administrator has adjudicated and/or settled various unsecured claims and engaged in efforts to resolve the remaining disputed claims. As of June 30, 2011, approximately $7 thousand of cash remains in the fund subject to the control of the administrator. Certain disputed unsecured claims remain unresolved. The administrator continues to contest and otherwise seek to resolve these and all other remaining disputed claims.

Asbestos Cases: The Company has been named as a defendant in a limited number of asbestos personal injury lawsuits. Neither the Company nor its predecessors ever mined, manufactured, produced or distributed asbestos fiber, the material that allegedly caused the injury underlying these actions. The bankruptcy court’s discharge order issued upon emergence from bankruptcy extinguished the claims made by all plaintiffs who had filed asbestos claims against the Company before that time. The Company also believes the bankruptcy court’s discharge order should serve as a bar against any later claim filed against it, including any of its subsidiaries, based on alleged injury from asbestos at any time before emergence from bankruptcy. In any event, in all of the asbestos cases finalized post-bankruptcy, the Company has been successful in having such cases dismissed without liability. The Company intends to vigorously defend all currently active actions, just as it defended the other actions that have since been dismissed, all without liability, and it does not anticipate that any of these actions is reasonably likely to have a material adverse effect on its financial position, results of operations or liquidity. However, the outcomes of any legal action cannot be predicted and, therefore, there can be no assurance that this will be the case.

NOTE 6 – STOCKHOLDERS’ EQUITY

(in thousands, except share and per share amounts)			Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Common Shares $0.01 Per Share
						Treasury Shares
	Shares	Amount				Shares	Amount	Total
Balance, December 31, 2010	15,586,237	$1,403	$64,653	$1,382	$111,629	(116,950)	$(11)	$179,056
Reverse treasury shares for stock based compensation	(42,408)	—	(4)	—	—	42,408	4	—
Restricted stock awards	16,825	—	116	—	—	—	—	116
Stock-based compensation	334,668	3	2,827	—	—	—	—	2,830
Stock-based compensation - withheld	(99,118)	(1)	(2,863)	—	—	(6,306)	—	(2,864)
Warrants exercised	362,570	4	2,871	—	—	—	—	2,875
Warrants withheld	—	—	(2,867)	—	—	(122,241)	(1)	(2,868)
Other comprehensive income:
Net income	—	—	—	—	50,523	—	—	50,523
Foreign currency translation	—	—	—	2,061	—	—	—	2,061

Comprehensive income								52,584

Balance, June 30, 2011	16,158,774	$1,409	$64,733	$3,443	$162,152	(203,089)	$(8)	$231,729

Reversal of Treasury Shares: In March 2010, the Company issued 226,617 shares of common stock pursuant to the vesting schedules under the 2008 Management Incentive Plan. At that time, some participants elected to have a portion of their shares withheld to satisfy tax withholding obligations. As a result 42,408 shares were transferred to the Company’s treasury shares account. However, according to the 2008 Management Incentive Plan, these shares should have been transferred to the reserve account for future RSU stock grants.

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

Date of Grant	Number of Shares	Grant Date Fair Value
January 22, 2009	26,144	$5.76
February 9, 2009	34,722	4.95
February 9, 2010	17,361	15.75
January 21, 2011	16,825	23.78

The following table summarizes the expense related to these restricted stock awards (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Future Vesting
	2011	2010	2011	2010	periods
Restricted stock awards granted:
January 22, 2009	$9	$9	$19	$19	$22
February 9, 2009	11	11	21	21	68
February 9, 2010	17	17	34	28	177
January 21, 2011	25	—	42	—	358

Total	$62	$37	$116	$68	$625

Stock-based Compensation: On May 19, 2011, the stockholders approved the Company’s 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan terminates the Company’s 2008 Management Incentive Plan and 2008 Director’s Equity Incentive Plan (collectively, “Prior Plans”). The 2011 Plan allows for the issuance of up to 600,000 shares of stock awards to employees and directors of the Company plus the transfer of the remaining shares of 322,501 available under the Prior Plans immediately before their termination. Grants of RSUs under the Company’s 2011 Plan are valued in terms of the quoted market price of the Company’s common stock at date of grant; however, common stock is not issued at the time of the grant. Vesting of RSUs is based on certain performance and service conditions over a four year period. The Company recognizes compensation cost for awards with performance conditions if and when the Company concludes that it is probable that the performance condition will be achieved, net of an estimate of pre-vesting forfeitures. The Company recognizes compensation cost for awards with service condition throughout the vesting term, net of an estimate of pre-vesting forfeitures.

On June 23, 2008, the Company granted 581,546 RSUs with a grant date fair value of $10.80 per unit pursuant to RSU Award Agreements executed by each beneficiary of the grant. On March 2, 2010, the Company issued 7,935 shares of restricted stock to the recipients of RSU awards according to specific separation agreements.

On February 9, 2009, the Company granted 540,008 RSUs with a grant date fair value of $4.95 per unit. In addition, on September 14, 2009, the Company granted 83,333 RSUs with a grant date fair value of $10.80 per unit. Additionally, on March 2, 2010, the Company issued 11,842 shares of restricted stock to certain recipients of RSU awards pursuant to individual separation agreements.

On March 23, 2010, the Company granted 458,888 RSUs with a grant date fair value of $15.75 per unit.

On March 14, 2011, the Company granted 24,059 RSUs with a grant date fair value of $23.90 per unit.

The following table summarizes the expense related to these RSUs (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Restricted stock units granted:
June 23, 2008	$441	$269	$745	$410
February 9, 2009	568	336	946	579
March 23, 2010	586	448	1,073	448
March 14, 2011	36	—	36	—

Total	$1,631	$1,053	$2,800	$1,437

Management Co-Investment Plan: On January 22, 2008, members of management were offered the opportunity to purchase shares of the new common stock (up to an aggregate amount of $1.5 million) at the share price of $7.65 per share. With each purchase of two shares of new common stock, an additional share of restricted stock was issued. At March 31, 2010, 2,136 shares of common stock issued under the Management Co-Investment Plan were forfeited by members of management who terminated their employment with the Company prior to meeting the vesting requirements. These shares are held as treasury shares.

The following table summarizes the expense related to the Management Co-Investment Plan (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Co-Investment Plan	—	$41	$14	$75

Total	$—	$41	$14	$75

Warrants: On January 22, 2008, the Company issued warrants to purchase 1,807,222 shares of common stock with an exercise price of $7.9254. The warrants vested immediately upon issuance and expire on January 22, 2013. During the three and six months ended June 30, 2011, warrants were exercised to purchase 905 and 362,570 shares of common stock, respectively. Warrants for 361,665 shares of common stock were settled in a cashless transaction whereby the Company withheld 122,241 shares of common stock in lieu of cash payment for the exercise price of the warrants.

NOTE 7 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures are as follows (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cash paid during the period for:
Interest	$179	$1,229	$389	$2,486
Income taxes	448	284	722	416

NOTE 8 – SEGMENT INFORMATION

The Company follows ASC 280, Segment Reporting, to present segment information. The Company considered the way its management team makes operating decisions and assesses performance and considered which components of its enterprise have discrete financial information available. As management makes decisions using a products and services group focus, its analysis resulted in two operating segments, our Products Division and our Services Division. The Company evaluates performance based on net income or loss not including certain items as noted below. Intersegment revenues and transactions were not significant. Interest expense is allocated based on the amount of capital employed for each division. Corporate assets consist primarily of cash and deferred tax assets.

The following table presents information about segment income (in thousands)

	Products Division Three Months Ended		Services Division Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	$65,665	$38,754	$83,848	$85,906
Interest expense	196	564	118	555
Depreciation and amortization	413	456	140	556
Income tax provision	(23,714)	53	(15,262)	96
Segment income	30,278	2,918	19,309	6,032

	Products Division Six Months Ended		Services Division Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	$93,426	$73,808	$167,670	$208,002
Interest expense	323	1,667	251	1,609
Depreciation and amortization	789	960	727	1,092
Income tax provision	(23,752)	444	(15,186)	1,334
Segment income	27,570	4,649	22,948	14,913

The following table presents information, which reconciles segment information to consolidated totals (in thousands):

	June 30, 2011	December 31, 2010
Assets:
Products	$142,855	$121,056
Services	90,904	103,792
Non allocated corporate assets	66,811	40,877

Total consolidated assets	$300,570	$265,725

The following presents information, which reconciles segment information to consolidated totals (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income:
Total segment income	$49,587	$8,950	$50,518	$19,562
Income from discontinued operations	—	2,105	—	3,164
Reorganization (expense) income	50	(434)	5	(940)

Consolidated net income	$49,637	$10,621	$50,523	$21,786

The following presents the Products Division revenues by geographical region based on the Company’s operating locations. Products are often shipped to other geographical areas but revenues are listed in the region in which the revenue is recognized (in thousands):

	Three Months Ended June 30,
	2011		2010
	Revenue Recognized	Product Shipped To	Revenue Recognized	Product Shipped To
United States	$43,262	$17,780	$27,287	$13,595
Canada	—	5,992	—	2,865
Europe	19,635	2,745	7,441	5,082
Mexico	2,494	985	1,899	—
Asia	274	6,514	2,127	9,070
Middle East	—	26,588	—	5,335
Other	—	5,061	—	2,807

Total	$65,665	$65,665	$38,754	$38,754

	Six Months Ended June 30,
	2011		2010
	Revenue Recognized In	Product Shipped To	Revenue Recognized In	Product Shipped To
United States	$63,086	$31,812	$49,860	$21,285
Canada	—	6,402	—	4,961
Europe	24,105	3,981	16,669	8,584
Mexico	5,657	2,374	3,491	—
Asia	578	7,308	3,788	15,132
Middle East	—	34,134	—	13,568
Other	—	7,415	—	10,278

Total	$93,426	$93,426	$73,808	$73,808

NOTE 9 – SUBSEQUENT EVENTS

Employee Stock Award. On July 25, 2011, the Board of Directors authorized the issuance of 153,000 restricted stock awards to employees of the Company. The awards vest at a rate of 25% on March 31 on each of the next four years. Of the total awards granted, half of the awards are subject to performance conditions affecting vesting only. The Board of Directors has established the performance condition only for the performance awards scheduled to vest March 31, 2012.

Sale of Deltak Assets. On August 5, 2011, the Company entered into a definitive agreement to sell substantially all of the operating assets of Deltak, a business unit of the Products Division, to Hamon Corporation, a subsidiary of Hamon & Compagnie International SA, for $31 million in cash, subject to working capital adjustments. The transaction is expected to close before the end of the third quarter.

The following table presents the estimated unaudited pro forma consolidated results as if the disposition had occurred as of the beginning of each period. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the sale of Deltak had taken place at the beginning of each period presented.

	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Year Ended December 31, 2010
Total Revenue	$242,611	$259,381	$482,470
Income from continuing
Operations	$48,621	$17,259	$28,679

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains or incorporates by reference various forward-looking statements that express a belief, expectation or intention or are otherwise not statements of historical fact. Forward-looking statements generally use forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast” and other words that convey the uncertainty of future events or outcomes. Forward-looking statements include information concerning possible or assumed future results of our operations, including the following:

•	business strategies;

•	operating and growth initiatives and opportunities;

•	competitive position;

•	market outlook and trends in our industry;

•	contract backlog and amounts to be realized within one year;

•	expected financial condition;

•	future cash flows;

•	financing plans;

•	expected results of operations;

•	future capital and other expenditures;

•	availability of raw materials and inventories;

•	plans and objectives of management;

•	future exposure to currency devaluations or exchange rate fluctuations;

•	future income tax payments and utilization of net operating losses and foreign tax credit carryforwards;

•	future compliance with orders and agreements with regulatory agencies;

•	the effectiveness of our disclosure controls and procedures;

•	expected outcomes of legal or regulatory proceedings and their expected effects on our results of operations; and

•	any other statements regarding future growth, future cash needs, future operations, business plans and future financial results.

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

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above, as well as those discussed in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2011, titled “Risk Factors.” Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise and we caution you not to rely upon them unduly.

The following discussion provides an analysis of the results of operations for each of our business segments, an overview of our liquidity and capital resources and other items related to our business. It contains forward-looking statements about our future revenues, operating results and expectations. See “Cautionary Statement Regarding Forward-Looking Statements” above and in Part I, Item 1A – “Risk Factors” in our Annual Report for a discussion of the risks, assumptions and uncertainties affecting these statements. This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report Form 10-Q and our audited consolidated financial statements and notes thereto included in our Annual Report.

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

Sale of Deltak Assets

On August 5, 2011, we announced that we had entered into a definitive agreement to sell the operating assets of our Deltak business unit, which is part of our Products Division, to Hamon Corporation, a subsidiary of Hamon & Compagnie International SA, for $31 million in cash, subject to working capital adjustments. The transaction is expected to close before the end of the third quarter. Given that Deltak’s products are primarily for industrial and process applications, the divestiture will allow us to focus on our power generation end markets.

Products:

Sales activity and bookings during the first half of 2011 have shown marked improvement over the same period in 2010 as the world economy began to recover from the financial crisis. Our higher revenues have been led by increases in the United States and Middle East markets, partially offset by declines in Asia and Europe. European markets are lagging other regions due to slower economic recovery and sovereign debt issues. We support discrete power projects throughout the world and demand for our products varies by geographic market from period to period. We believe that the markets of our OEMs has stabilized and that their near term outlook for continued growth is cautiously optimistic. Gross margins realized in the first half of 2011 were weaker than in 2010, primarily due to lower “as sold” margins booked in the depressed OEM cycle being recognized upon project shipments and non-recurring favorable reserve adjustments in the first six months of 2010. If the United States and global economic recovery continues, we expect that revenue growth for our Products division will continue into 2012.

Services:

Volumes in our Services Division depend in significant part upon our clients’ scheduling of refueling outages and timing of capital project work, which historically has varied from year to year and within each calendar year. As a result, the volume of outage work in any calendar year may vary during the course of the year as projects are commenced and completed. In recent years, we have pursued more capital project work, which can create significant variations between periods in our revenues and margins. Revenues for the first six months of 2011 are below the similar period in 2010 due to extensive work on a large capital project throughout 2010 that was completed in first quarter of 2011. Our gross margin percentage realized during the first six months of 2011 is more consistent with historical levels and is lower than the comparable period in 2010 due to project mix and lower costs in prior year due to favorable job close outs. We expect maintenance work to remain stable for the remainder of 2011 and we see opportunities for smaller capital project work this year. We expect to see additional long-term opportunities resulting from the Nuclear Regulatory Commission’s Japan Task Force recommendations, however, the extent and timing of such opportunities is yet to be determined.

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

The following table shows our backlog, by division, as of the end of each of the last five quarters (in thousands):

	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011
Products	$98,598	$115,301	$119,420	$178,939	$155,730
Services	199,443	230,233	229,913	206,050	195,904

Total Backlog	$298,041	$345,534	$349,333	$384,989	$351,634

Our Products backlog at June 30, 2011 has increased by $36.3 million from December 31, 2010 and $57.1 million from June 30, 2010. These increases reflect the overall improvement of market conditions. While the growth in backlog was largely driven by the United States and Middle East, we are seeing growth across all product lines and geographic areas. The decline in backlog of $23.2 million from March 31, 2011 was primarily due to the timing of shipments related to $20 million in projects that were ready to ship in the first quarter but the release of which was not authorized by the customers until the second quarter. The ratio of orders booked during the period to orders shipped during the period for Products was 1.4-to-1 for the first six months of 2011.

Our Services backlog at June 30, 2011 declined by $34.0 million from December 31, 2010 and $3.5 million from June 30, 2010. The decline from December 31, 2010 was largely attributable to the completion of a large capital project during the first quarter of 2011, which was partially offset by additional maintenance bookings. The decline in backlog from March 31, 2011 of $10.1 million was primarily the result of work completed during the Spring outage season, partially offset by increased scope and discrete project bookings with existing clients.

Change in Estimate for Deferred Income Taxes:

Effective June 30, 2011, we assessed our valuation allowances against deferred tax assets for intangible assets and accruals and U.S. NOL carryforwards in accordance with ASC 740. Management‘s assessment included consideration of the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), recent utilization of NOLs, and projected future taxable income in making this assessment. Based on results of the assessment, we determined that it was more likely than not that the deferred tax assets and the U.S. NOLs are realizable based on the guidance provided in ASC 740. Accordingly, we recognized a non-recurring, non-cash tax benefit in the second quarter of 2011 of $40.1 million related to the release of valuation allowances as of June 30, 2011. We did not reverse valuation allowances against foreign tax credit carryforwards and certain state NOLs.

Results of Operations:

Our summary financial results for the three and six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2011	2010	$	%	2011	2010	$	%
Products revenue	$65,665	$38,754	$26,911	69.4%	$93,426	$73,808	$19,618	26.6%
Services revenue	83,848	85,906	(2,058)	–2.4%	167,670	208,002	(40,332)	–19.4%

Total revenues	149,513	124,660	24,853	19.9%	261,096	281,810	(20,714)	–7.4%
Cost of products revenue	51,256	28,517	22,739	79.7%	74,197	54,841	19,356	35.3%
Cost of services revenue	73,325	71,996	1,329	1.8%	147,313	177,565	(30,252)	–17.0%

Cost of revenues	124,581	100,513	24,068	23.9%	221,510	232,406	(10,896)	–4.7%

Gross profit	24,932	24,147	785	3.3%	39,586	49,404	(9,818)	–19.9%
Gross margin %	16.7%	19.4%			15.2%	17.5%
Selling and administrative expenses	14,007	13,929	78	0.6%	27,432	24,788	2,644	10.7%

Operating income	10,925	10,218	707	6.9%	12,154	24,616	(12,462)	–50.6%
Interest expense, net	314	1,119	(805)	–71.9%	574	3,276	(2,702)	–82.5%
Reorganization expense (income)	(50)	434	(484)	–111.5%	(5)	940	(945)	–100.5%
Income tax expense (benefit)	(38,976)	149	(39,125)	–26258.4%	(38,938)	1,778	(40,716)	–2290.0%
Income from discontinued operations	—	2,105	(2,105)	–100.0%	—	3,164	(3,164)	–100.0%

Net income	$49,637	$10,621	$39,016	367.3%	$50,523	$21,786	$28,737	131.9%

Revenues

(In thousands)	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2011	2010	$	%	2011	2010	$	%
Products revenue	$65,665	$38,754	$26,911	69.4%	$93,426	$73,808	$19,618	26.6%
Services revenue	83,848	85,906	(2,058)	–2.4%	167,670	208,002	(40,332)	–19.4%

Total revenues	$149,513	$124,660	$24,853	19.9%	$261,096	$281,810	$(20,714)	–7.4%

Products

The composition of our Products revenue varies from period to period based on our product mix, the strength of various geographic markets we serve and our ability to address those markets. The geographic dispersion of where products were shipped for the three and six months ended June 30, 2011 and 2010 was as follows (in thousands):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2011	2010	$	%	2011	2010	$	%
United States	$17,780	$13,595	$4,185	30.8%	$31,812	$21,285	$10,527	49.5%
Canada	5,992	2,865	3,127	109.1%	6,402	4,961	1,441	29.0%
Europe	2,745	5,082	(2,337)	–46.0%	3,981	8,584	(4,603)	–53.6%
Mexico	985	—	985	—	2,374	—	2,374	—
Asia	6,514	9,070	(2,556)	–28.2%	7,308	15,132	(7,824)	–51.7%
Middle East	26,588	5,335	21,253	398.4%	34,134	13,568	20,566	151.6%
Other	5,061	2,807	2,254	80.3%	7,415	10,278	(2,863)	–27.9%

Total	$65,665	$38,754	$26,911	69.4%	$93,426	$73,808	$19,618	26.6%

The increase in Products revenue for the three months ended June 30, 2011, compared to the same period in 2010, was primarily attributable to project shipments of approximately $20 million that were substantially completed in the first quarter of 2011 and overall improvement in demand. Our revenue growth has been led by higher demand in the Middle East and United States, partially offset by declines in Europe and Asia. The increase in Products revenues for the six months ended June 30, 2011 as compared to the same period in 2010 is attributable to improving economic conditions as demand for auxiliary power equipment returned in 2011 following the global recession crisis which reduced industrial demand for power and constricted project funding in 2010.

Services

The decrease in Services revenue for the three months ended June 30, 2011, compared to the same period in 2010, was primarily the result of fluctuations in contracts and projects. A $33.6 million reduction in work on a large capital project that began in 2009 was largely offset by the timing and duration of outage work in the second quarter of 2011. The decline in Services revenue for the six months ended June 30, 2011, as compared to the same period in 2010, resulted from approximately $66 million reduction in work from the same capital project referenced above, partially offset by scheduled plant outage work and other smaller capital projects performed in first six months of 2011.

Gross Profit / Margin %

($ In thousands)	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2011	2010	$	%	2011	2010	$	%
Gross Profit - Products	$14,409	$10,237	$4,172	40.8%	$19,229	$18,967	$262	1.4%
Gross Margin %	21.9%	26.4%			20.6%	25.7%
Gross Profit - Services	10,523	13,910	(3,387)	–24.3%	20,357	30,437	(10,080)	–33.1%
Gross Margin %	12.6%	16.2%			12.1%	14.6%

Total Gross Profit	$24,932	$24,147	$785	3.3%	$39,586	$49,404	$(9,818)	–19.9%

Gross Margin %	16.7%	19.4%			15.2%	17.5%

Products.

The increase in Products’ gross profit for the three months and six months ended June 30, 2011, as compared to the corresponding periods in 2010, was primarily due to increases in revenue partially offset by a decline in product gross margin earned. The decline in gross margin percentage was the result of margin pressure on bookings from 2010 attributable to weak demand related to OEM projects that were shipped in 2011 further compounded by non-recurring favorable reserve adjustments of $1.8 million and $2.3 million for the three and six month periods ended June 30, 2010, respectively. A $1.6 million increase in overhead absorption for the six months ended June 30, 2011 resulting from increased project activity has partially offset the decline in gross margin.

Services.

The gross profit for Services decreased for the three and six months ended June 30, 2011, compared to the corresponding prior periods in 2010. For the three months ended June 30, 2011 as compared to the same period in 2010, the decline in margin is primarily attributable to $2.4 million of favorable job close-outs and a $0.8 million favorable reserve adjustment in 2010 that did not recur in 2011. For the six months ended June 30, 2011 the decline in gross profit as compared to the same period in 2010 was attributable to the reduction in revenues primarily due to completion of the large capital project discussed above, in addition to the non-recurring favorable reserve adjustment and project close-outs. The decline was partially offset by increase in scope of outage work compared to 2010.

Selling and Administrative Expenses

(In thousands)	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2011	2010	$	%	2011	2010	$	%
Selling and administrative expenses	$14,007	$13,929	$78	0.6%	$27,432	$24,788	$2,644	10.7%

Selling and administrative expenses include the costs associated with conducting our business, such as general management, compensation and benefits of officers and directors and employees that are not direct costs of active projects, acquisition costs, legal and professional fees and other general expenses.

Selling and administrative expenses for the three months ended June 30, 2011 increased slightly by $0.1 million as compared to the corresponding period in 2010. Increases in professional fees related to merger and acquisition activity and higher non-cash stock compensation charges offset non-recurring costs associated with the preparation of our Registration Statement on Form 10 during the three months ended June 30, 2011.

Selling and administrative expenses increased $2.6 million for the six months ended June 30, 2011, compared to the corresponding period in 2010. The increase was primarily attributable to a $1.4 million increase non-cash stock compensation expense due to performance condition stock awards and the effect of a full six months of expense for the 2010 service grant in 2011 and an approximate $0.6 million favorable mark-to-market adjustment benefit realized on forward exchange contracts in the first six months of 2010 that did not recur in 2011. We incurred approximately $1.7 million of professional fees related to merger and acquisition activity for the six months ended June 30, 2011, which more than offset a reduction in professional fees of $1.1 million related to our efforts to comply with public reporting requirements and the preparation of our Registration Statement on Form 10 in 2010.

Interest Expense, Net

(In thousands)	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2011	2010	$	%	2011	2010	$	%
Interest expense	$314	$1,119	$(805)	–71.9%	$574	$3,276	$(2,702)	–82.5%

Interest expense consists of term loan interest, amortization of debt issuance costs and letter of credit fees offset by interest income earned on cash balances.

Interest expense decreased $0.8 million in the three months ended June 30, 2011, compared to the corresponding period in 2010. The decline was attributable to repayment of the term loan facility in November 2010, resulting in a $0.5 million reduction in interest expense and a $0.3 million reduction in amortization of debt issuance costs. On June 30, 2010, the term loan balance was $22.1 million and was paid off in full as of June 30, 2011. In addition, letters of credit fees decreased by $0.1 million for the second quarter in 2011, as compared to the corresponding period in 2010. These reductions were offset by a $0.1 million decrease in interest income from quarter to quarter.

Interest expense decreased $2.7 million in the six months ended June 30, 2011, compared to the corresponding period in 2010. The decline was attributable to repayment of the term loan facility in November 2010, resulting in a $1.8 million reduction in interest expense and a $0.7 million reduction in amortization of debt issuance costs. On June 30, 2010, the term loan balance was $22.1 million and was paid off in full as of June 30, 2011. In addition, letter of credit fees decreased $0.2 million for the first six months in 2011, compared to the corresponding period in 2010.

Reorganization Expense (Income)

(In thousands)	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2011	2010	$	%	2011	2010	$	%
Reorganization expense	$(50)	$434	$(484)	–111.5%	$(5)	$940	$(945)	–100.5%

Reorganization expenses consist of professional fees and changes in estimate of liabilities subject to compromise incurred in connection with our 2008 bankruptcy proceedings.

Total reorganization expenses decreased $0.5 million in the three months ended June 30, 2011, compared to the corresponding period in 2010. The decline was attributable to a $0.5 million reduction in professional fees incurred in an effort to resolve claims that remained outstanding from our 2008 bankruptcy proceedings. The decrease of $0.9 million in the six months ended June 30, 2011, compared to the corresponding period in 2010 was a result of a reduction in professional fees of $0.7 million. In addition, there was a $0.2 million decrease in the estimate of liabilities subject to compromise.

Income Tax Expense (Benefit)

(In thousands)	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2011	2010	$	%	2011	2010	$	%
Income tax expense	$(38,976)	$149	$(39,125)	–26258.4%	$(38,938)	$1,778	$(40,716)	–2290.0%

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

Effective June 30, 2011, we assessed our valuation allowances against deferred tax assets for intangible assets and accruals and U.S. NOL carryforwards in accordance with ASC 740. Management’s assessment included consideration of the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), recent utilization of NOLs, and projected future taxable income in making this assessment. Based on results of the assessment, we determined that it was more likely than not that the deferred tax assets and the U.S. NOLs are realizable based on the guidance provided in ASC 740. Accordingly, we recognized a non-recurring, non-cash tax benefit in the second quarter of 2011 of $40.1 million related to the release of valuation allowances as of June 30, 2011. We did not reverse valuation allowances against foreign tax credit carryforwards and certain state NOLs.

Income from Discontinued Operations

(In thousands)	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2011	2010	$	%	2011	2010	$	%
Income from discontinued operations	$—	$2,105	$(2,105)	–100.0%	$—	$3,164	$(3,164)	–100.0%

Discontinued operations are primarily comprised of income recognized from Deltak’s large-scale HRSG product line contracts. Some of the HRSG contracts subject to the Completion Agreements were in a positive cash position as of the

September 28, 2006, Chapter 11 Filing date, because aggregate collections of billings exceeded aggregated project costs incurred. Our recognition of this excess was deferred until the earnings process was considered completed upon the satisfaction of the performance milestones set forth in the Completion Agreements.

During the three and six months ended June 30, 2011, we did not recognize any income from discontinued operations because the balance of deferred revenues, which related to the Completion Agreements, was fully recognized in the second quarter of 2010. As milestones contained within the Completion Agreements were met in the first six months 2010, deferred revenues were removed from the balance sheet and recognized as income from discontinued operations. These were non-cash events (see Note 2 – Revenue Recognition).

Liquidity and Capital Resources

We believe a strong balance sheet is a necessary prerequisite for creating sustainable growth in stockholder value. Our liquidity position as of June 30, 2011 was strong; we had $53.6 million of unrestricted cash on our balance sheet, including $17.4 million on deposit outside the United States, and access to $25 million on the cash advance sub-facility. We believe that our cash on hand, cash flows from operations and availability under our Credit Facility will provide sufficient liquidity through 2011 to fund our working capital needs.

Sources and Uses of Cash. Our primary sources of cash are net cash flow from operations and borrowings under our Credit Facility. Our primary uses of cash are working capital requirements for active projects, capital expenditures, interest payments on our indebtedness and letters of credit, and general corporate purposes.

Credit Facility. Our Credit Facility consists of a $90 million term loan facility and a $60 million revolving letter of credit facility, including a $25 million cash advance sub-facility. At June 30, 2011, we had no debt outstanding and $25 million of unused capacity on the cash advance sub-facility.

The Credit Facility includes affirmative and negative covenants, including customary limitations on securing additional debt and liens and restrictions on transactions as well as financial covenants relating to our consolidated leverage ratio, consolidated fixed charge ratio and liquidity. If we fail to comply with the restrictions in the Credit Facility, we will be in default and the participating banks may restrict our ability to borrow additional funds under the Credit Facility, may require that we immediately repay all outstanding loans with interest and may require the cash collateralization of outstanding letter of credit obligations. We have given a first priority lien on substantially all of our assets as security for the Credit Facility. At June 30, 2011, we were in compliance with all covenants under the Credit Facility.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $1.8 million, or 3.3%, from December 31, 2010 to $53.6 million at June 30, 2011 as increases in working capital largely offset cash flows generated from operations. During the same period in 2010, cash and cash equivalents decreased $36.9 million, or 35.8%, from $103.2 million to $66.3 million, primarily attributable to partial repayment of our term loan. Changes in cash and cash equivalents for the six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Six Months Ended June 30,
	2011	2010
Statement of cash flow data:
Net cash flows provided by (used in):
Operating activities	$793	$8,395
Investing activities	(1,712)	107
Financing activities	(2,857)	(41,617)
Effect of exchange rate changes on cash	1,938	(3,822)

Change in cash and cash equivalents	$(1,838)	$(36,937)

Operating Activities

During the six months ended June 30, 2011, cash provided by our operating activities was $0.8 million. . The primary sources of cash included:

•

a $14.1 million decrease in cash associated with changes in our working capital principally due to a $11.3 million increase in jobs in progress, partially offset by cash earnings generated from operations; and

•	a $0.2 million decrease in cash resulting from a decrease in liabilities subject to compromise.

During the six months ended June 30, 2010, cash provided by our operating activities was $8.4 million. The principal sources of cash from operating activities were:

•

net income of $21.8 million, adjusted for non-cash charges of $3.1 million in depreciation and amortization, $1.0 million in stock based compensation, partially offset by $3.0 million in deferred revenue recognized on the Completion Agreements,

•

a $14.8 million decrease related to changes in our working capital accounts (discussed below) due to the timing of cash receipts and payments in these accounts which was indicative of our investment in current projects in process at June 30, 2010, and

•	a $0.3 million decrease in cash resulting from a decrease in liabilities subject to compromise.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2011 was $1.7 million and primarily comprised of fixed asset purchases.

Net cash provided by our investing activities for the six months ended June 30, 2010 was $0.1 million, consisting primarily of increases in restricted cash mostly offset by purchases of fixed assets.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2011 of $2.9 million is the result of statutory tax withholding payments through net share settlements of vested equity awards under our stock-based compensation plan. Net cash used in financing activities for the six months ended June 30, 2010 was $41.7 million, resulting from principal payments made on our Credit Facility which included $35.7 million in payments made pursuant to the excess cash flow provision calculated as of December 31, 2009, $5.0 million in amortization payments and $0.3 million in debt issuance costs.

We may review from time to time possible expansion and acquisition opportunities relating to our business. The timing, size or success of any acquisition effort and the associated potential capital commitments are unpredictable. We may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances. Debt or equity financing may not, however, be available to us at that time due to a variety of events, including, among others, credit rating agency downgrades of our debt, industry conditions, general economic conditions, market conditions and market perceptions of us and our industry.

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

At June 30, 2011, the Company had a contingent liability for issued and outstanding stand-by letters of credit, generally issued to secure performance on customer contracts. The balance of stand-by letters of credit totaled approximately $13.5 million for the domestic entities and $16.4 million (US dollars) for foreign entities at June 30, 2011. Currently, there are no amounts drawn upon these letters of credit. In addition, at June 30, 2011, the Company had outstanding surety bonds on projects of approximately $16.2 million.

Our subsidiaries provide financial guarantees for certain contractual obligations in the ordinary course of business. As of June 30, 2011, the balance of these financial guarantees was no greater than $7.5 million.

Critical Accounting Policies

Our condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of these statements requires management to make judgments and estimates. Item 7 of Part II of our Annual Report, addressed the accounting policies and related estimates that we believed were the most critical to understanding our consolidated financial statements, financial condition and results of operations and those that require management judgment and assumptions, or involve uncertainties. Other than the change in estimate of the ability to realize our U.S. NOL carryforwards discussed above, we did not have a significant change to the application of our critical accounting policies and estimates during the first six months of 2011.

Contractual Obligations

There have been no material changes to the table of contractual obligations presented in our Annual Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We may be exposed to market risk through changes in interest rates and foreign currency exchange fluctuations. We have established policies to monitor and control these market risks.

Foreign Exchange Rate Risk. We operate in a number of international areas and are involved in transactions denominated in currencies other than the U.S. dollar, which exposes us to foreign currency exchange rate risk. We have from time-to-time used derivative instruments to hedge our foreign currency transactions. We did not enter into any such instruments as of or for the six month periods ended June 30, 2011. We do not hold or issue foreign currency forward contracts, option contracts or other derivative financial instruments for speculative purposes.

Interest Rate Risk: Our primary market risk exposure is volatility of interest rates, primarily in the United States. We manage interest rates through the use of a combination of fixed and floating rate debt and interest rate swap agreements. We are subject to interest rate changes on our LIBOR-based variable interest $150 million Credit Facility. As of June 30, 2011, we had no outstanding borrowings on our Credit Facility.

Interest Rate Sensitivity: Based on the absence of any borrowings at June 30, 2011, a 50 basis point fluctuation in short-term interest rates would have no impact on our expected pre-tax income on an annual basis.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that the information required to be disclosed in the Company’s periodic reports is recorded, processed, summarized and reported as and when required.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The information included in Note 5 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q is incorporated by reference into this Item.

Item 1A.	Risk Factors.

There were no material changes to our risk factors from those reported in our Annual.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Upon emergence from bankruptcy on January 22, 2008, we issued warrants to acquire 1,807,223 shares of our common stock at an exercise price of $7.9254 per share to the group of then-existing stockholders that backstopped a rights offering. The warrants vested immediately upon issuance and expire on January 22, 2013. On May 26, 2011, warrants were exercised to purchase 905 shares of common stock resulting in proceeds to the Company of approximately $7,000. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Item 5.	Other Information.

Effective August 9, 2011, the Board of Directors approved the Third Amended and Restated By-Laws of the Company in order to allow the Company’s securities to be eligible for transfer through the Direct Registration System.

Item 6.	Exhibits.

Exhibit	Description

3.1	Third Amended and Restated By-Laws of Global Power Equipment Group Inc.

10.1	Asset Purchase Agreement by and between Deltak, L.L.C. and Hamon Acquisitions, Inc. Dated as of August 5, 2011.

10.2	Amendment No. 5 to the Credit Agreement, effective as of August 5, 2011.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL POWER EQUIPMENT GROUP INC.

Date: August 15, 2011	By:	/S/ DAVID L. WILLIS
David L. Willis,
Senior Vice President and Chief Financial Officer As a duly authorized officer of the Registrant and as principal financial officer.