Form 10-Q
period 2011-09-30
GLOBAL POWER EQUIPMENT GROUP INC.
filed 2011-11-14
CIK 1136294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 001-16501

Global Power Equipment Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	73-1541378
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 E. Las Colinas Blvd., Suite 400

Irving, TX 75039

(Address of principal executive offices) (Zip code)

(214) 574-2700

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒  No  ☐

As of November 9, 2011, there were 16,378,067 shares of common stock of Global Power Equipment Group Inc. outstanding.

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$88,213	$55,474
Restricted cash	3,100	1,019
Accounts receivable, net of allowance of $1,302 and $2,508	49,472	58,892
Inventories	6,077	5,077
Costs and estimated earnings in excess of billings	50,554	33,076
Deferred tax - asset current	7,085	814
Other current assets	4,314	4,087

Total current assets	208,815	158,439

Property, plant and equipment, net	8,904	12,234
Goodwill	74,018	80,400
Intangible assets, net	12,500	12,989
Deferred tax assets, long-term	9,037	—
Other assets	5,207	1,663

Total assets	$318,481	$265,725

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,974	$16,351
Accrued compensation and employee benefits	17,035	20,977
Accrued warranties	5,536	6,049
Billings in excess of costs and estimated earnings	16,279	11,335
Other current liabilities	11,913	9,843

Total current liabilities	63,737	64,555

Long-term deferred tax liability	—	17,748
Other long-term liabilities	3,983	4,159
Liabilities subject to compromise	—	207

Total liabilities	67,720	86,669

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock, $0.01 par value, 170,000,000 shares authorized, and 16,760,969 and 15,586,237 shares issued, respectively, and 16,372,777 and 15,469,287 shares outstanding, respectively	1,415	1,403
Paid-in capital	66,650	64,653
Accumulated comprehensive income	2,087	1,382
Retained earnings	180,619	111,629
Treasury stock, at cost (388,192 and 116,950 shares, respectively)	(10)	(11)

Total stockholders’ equity	250,761	179,056

Total liabilities and stockholders’ equity	$318,481	$265,725

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)

Products revenue	$36,700	$27,758	$111,641	$79,568
Services revenue	62,526	79,722	230,196	287,724

Total revenue	99,226	107,480	341,837	367,292

Cost of products revenue	27,472	20,431	87,650	57,780
Cost of services revenue	52,549	67,595	199,862	245,160

Cost of revenue	80,021	88,026	287,512	302,940

Gross profit	19,205	19,454	54,325	64,352

Selling and administrative expenses	11,372	12,172	35,880	34,004

Operating income	7,833	7,282	18,445	30,348

Interest expense, net	270	976	844	4,252

Income from continuing operations before reorganization items and income taxes	7,563	6,306	17,601	26,096

Reorganization expense (income)	20	(2,445)	15	(1,505)

Income from continuing operations before income taxes	7,543	8,751	17,586	27,601

Income tax expense (benefit)	887	(114)	(38,098)	1,479

Income from continuing operations	6,656	8,865	55,684	26,122

Discontinued operations:
Income from discontinued operations, net of tax	11,811	5,785	13,306	10,314

Net income	$18,467	$14,650	$68,990	$36,436

Basic earnings per weighted average common share:
Income from continuing operations	$0.41	$0.58	$3.51	$1.71
Income from discontinued operations	0.73	0.38	0.84	0.68

Income per common share - basic	$1.14	$0.96	$4.35	$2.39

Weighted average number of shares of common stock outstanding - basic	16,138,319	15,315,629	15,876,312	15,232,237

Diluted earnings per weighted average common share:
Income from continuing operations	$0.39	$0.54	$3.29	$1.60
Income from discontinued operations	0.70	0.35	0.79	0.64

Income per common share - diluted	$1.09	$0.89	$4.08	$2.24

Weighted average number of shares of common stock outstanding - diluted	16,984,447	16,388,351	16,928,419	16,287,808

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)
Operating activities:

Net income	$68,990	$36,436

Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax provision	(33,056)	—
Depreciation and amortization	1,915	3,010
Amortization of debt issuance costs	392	1,353
Loss on disposal of equipment	4	15
Gain on disposal of discontinued operations	(17,321)	—
Stock-based compensation	4,693	2,715
Changes in operating assets and liabilities:
Receivables	6,380	10,351
Inventories	(1,491)	(904)
Costs and estimated earnings in excess of billings	(17,527)	(8,894)
Other current assets	(380)	3,013
Other assets	(87)	1,292
Accounts payable	(2,920)	(2,501)
Accrued and other liabilities	(3,610)	(2,663)
Accrued warranties	(513)	—
Billings in excess of costs and estimated earnings	11,917	(12,401)
Deferred revenue	—	(3,006)
Liabilities subject to compromise	(207)	(334)

Net cash provided by operating activities	17,179	27,482

Investing activities:

Proceeds from sale of Deltak, net of restricted cash and transaction costs	19,359	—
Net transfers of restricted cash	1,019	999
Proceeds from sale of equipment	6	—
Purchase of property, plant and equipment	(2,751)	(1,261)

Net cash provided by (used in) investing activities	17,633	(262)

Financing activities:

Payments of long-term debt	—	(40,692)
Purchase of fractional common shares	—	(9)
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(2,982)	(621)
Payments of debt financing costs	—	(304)
Cash proceeds from exercise of warrants	7	—

Net cash used in financing activities	(2,975)	(41,626)
Effect of exchange rate changes on cash	902	(899)
Net change in cash and cash equivalents	32,739	(15,305)

Cash and cash equivalents, beginning of period	55,474	103,220

Cash and cash equivalents, end of period	$88,213	$87,915

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BUSINESS AND ORGANIZATION

Global Power Equipment Group Inc. and its wholly owned subsidiaries (the “Company”, “we”, “us” or “our”) designs, engineers and manufactures auxiliary power equipment and provides routine and specialty maintenance services to customers in the utility and industrial sectors. The Company’s corporate headquarters are located in Irving, Texas, with facilities in Tulsa, Oklahoma; Auburn, Massachusetts; Tucker, Georgia; Monterrey, Mexico; Shanghai, China; and Heerlen, The Netherlands.

These unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The information in the condensed consolidated financial statements, in the opinion of management, includes normal recurring adjustments and reflects all adjustments that are necessary for a fair statement of such financial statements. We believe that the disclosures presented are adequate to represent materially correct interim financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2010 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 22, 2011 (“Annual Report”). The results of operations during the three and nine months ended September 30, 2011 and 2010 are not necessarily indicative of the actual results that may occur for the entire fiscal year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Discontinued Operations Presentation: In August 2011, the Company completed the sale of substantially all of the operating assets of its Deltak L.L.C. (“Deltak”) business unit. The results of operations for all periods presented have been reclassified to discontinued operations except where noted. The following notes relate to the Company’s continuing operations only unless otherwise noted (See Note 3).

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Actual results could vary materially from those estimates.

Reclassifications: Certain reclassifications have been made to prior year consolidated balances to conform with the current year presentation.

Revenue Recognition: The Company is organized in two major segments: the Products Division and the Services Division. Within these segments, the Company has two primary revenue streams, (i) Auxiliary Power Equipment (comprised of the Gas Turbine-related equipment and Selective Catalytic Emission Reduction Systems & CO Catalyst Systems (“SCR”) product lines) and (ii) Industrial Services. The Company discontinued the Heat Recovery Equipment product lines with the sale of substantially all of its Deltak L.L.C. (“Deltak”) assets on August 31, 2011 (See Note 3) and the 2006 disposal of the large-scale Heat Recovery Steam Generator (“HRSG”) product line. Revenue and cost of revenue for the SCR product line in the Products Division and the fixed-price contracts in the Services Division are recognized on the percentage-of-completion method based on the percentage of actual costs incurred to date in relation to total estimated cost for each contract. The Company expenses pre-contract costs as incurred. Costs related to change orders are recognized when they are incurred. Change orders are included in total estimated contract revenue when they can be reliably estimated and it is probable that the adjustment will be approved by the customer or realized.

Revenue and cost of revenue for the discontinued Heat Recovery Equipment product line in the Products Division were recognized on the percentage-of-completion method based on the percentage of actual hours incurred to date in relation to total estimated hours for each contract. This method was used because management considered expended labor hours to be the best available measure of progress on these contracts.

The percentage-of-completion method generally results in the recognition of reasonably consistent profit margins over the life of a contract since management has the ability to produce reasonably dependable estimates of contract billings and contract costs. The Company uses the level of profit margin that is most likely to occur on a contract. If the most likely profit margin cannot be precisely determined, the lowest probable level of profit in the range of estimates is used until the results can be estimated more precisely. The Company’s estimate of the total hours or total contract costs to be incurred at any particular time has a significant impact on the revenue recognized for the respective period. Changes in job performance, job conditions, estimated profitability, final contract settlements and resolution of claims may result in revisions to costs and income, and the effects of such revisions are recognized in the period that the revisions are determined. Estimated losses on uncompleted contracts are recognized in the period in which they first become apparent. Under percentage-of-completion accounting, management must also make key judgments in areas such as the percentage-of-completion, estimates of project revenue, costs and margin, estimates of total and remaining project hours and liquidated damages assessments. Any deviations from estimates could have a significant positive or negative impact on the Company’s results of operations.

Revenue for the Auxiliary Power Equipment product lines, except SCR, are recognized under the completed-contract method. Certain of these contracts specify separate delivery dates and milestones, which are considered as separate work phases. However, when such contracts are not separated, revenue is recognized as each phase is complete and the customer assumes the risk of loss for that phase. Under this method, no revenue can be recognized until the contract phase is substantially complete, at which time revenue is recognized and costs previously deferred are charged to expense. Also, for revenue to be recognized, the customer assumes risk of loss and title, and the installation is operating according to specifications or has been accepted by the customer. As with the SCR and discontinued large-scale HRSG product lines, changes in job performance, job conditions, estimated profitability, final contract settlements and resolution of claims may result in revisions to job costs and income amounts that are different than amounts originally estimated.

Revenue for the Industrial Services business that are not recognized on the percentage-of-completion method are primarily for routine service contracts. Under these arrangements, the Company recognizes revenue when services are performed and the customer assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Specifically, the revenue under these contracts are recognized as the services are performed based upon an agreed-upon price for the completed services or based upon the hours incurred and agreed upon hourly rates. On cost reimbursable contracts, revenue is recognized as costs are incurred and includes applicable mark up earned through the date services are provided.

In the fourth quarter of 2006, upon approval by the Bankruptcy Court, the Company initiated a wind down of the large-scale HRSG product line owned by Deltak and Deltak-HRSG entered into completion agreements with certain HRSG customers to complete executory contracts for the delivery of HRSG units (the “Completion Agreements”). Certain of the HRSG contracts subject to the Completion Agreements were in a positive cash position as of the Chapter 11 Filing (as defined below) date, due to aggregate collections of billings exceeding aggregate project costs. The recognition of this excess was deferred until such time as the earnings process is considered completed through the satisfaction of the performance milestones under the Completion Agreements thereby avoiding any liquidated damage claims. This amount is included in income from discontinued operations in the accompanying condensed consolidated statements of operations, net of estimates of liquidated damage claims accrued for these contracts. Deferred amounts were reported in the accompanying condensed consolidated balance sheets as deferred revenue and there were no remaining balances at September 30, 2011 and December 31, 2010. During the three and nine months ended September 30, 2011 and 2010, the Company recognized such excess as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Deferred revenue recognized	$—	$—	$—	$3,014

Foreign Currency Translation: Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate for the period. Translation adjustments are accumulated and reported as a component of accumulated other comprehensive income. As of September 30, 2011, the Company had $2.1 million of unrealized gains related to foreign currency translation recorded as other comprehensive income.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and on deposit with initial maturities of three months or less. At September 30, 2011, the Company had $15.8 million of cash and cash equivalents on deposit with financial institutions outside the United States (“U.S.”) as well as $72.4 million of cash and cash equivalents on deposit with financial institutions within the U.S.

For domestic based cash deposits in the U.S., the Company maintains cash in depository accounts at various Federal Deposit Insurance Corporation (“FDIC”) insured banks and financial institutions and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances. Interest-bearing amounts on deposit in excess of federally insured limits at September 30, 2011 approximated $72.4 million. Although the Company maintains most of its cash balances in interest bearing accounts in excess of the FDIC insured limits, management believes this risk is mitigated by using financial institutions that are rated investment grade according to credit rating agencies.

Accounts Receivable: Accounts receivable are reported net of allowance for doubtful accounts and discounts. The allowance is based on numerous factors including but not limited to (i) current market conditions, (ii) review of specific customer economics and (iii) other estimates based on the judgment of management. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not generally charge interest on outstanding amounts.

The Company has certain customers that represent more than 10 percent of consolidated accounts receivable. The balance for these customers as a percentage of the consolidated accounts receivable is as follows:

Customer	September 30, 2011	December 31, 2010
Entergy Services Inc.	*	25%
Southern Nuclear Company	23%	13%
Siemens Energy, Inc.	18%	11%

*	Less than 10%

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

The Company evaluates goodwill for impairment at least annually, or more frequently if triggering events occur or other impairment indicators that required interim impairment testing. On August 31, 2011, as part of the disposal of the Deltak business unit, the Company reviewed the remaining goodwill (Step 1) of its Products reporting unit and concluded that no impairment existed.

Major Customers: The Company has certain customers that represent more than 10 percent of consolidated revenue. The revenue for these customers as a percentage of the consolidated revenue is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2011	2010	2011	2010

Southern Nuclear Company	23%	20%	24%	24%
Siemens Energy, Inc.	13%	*	13%	*
General Electric Company	19%	13%	13%	10%
FPL Group	*	*	10%	*
Entergy Services Inc.	*	29%	*	30%
All others	45%	38%	40%	36%

Total	100%	100%	100%	100%

*	Less than 10% with revenue included in All others above

Customers for the Products Division include original equipment manufacturers (“OEMs”), engineering and construction firms, operators of power generation facilities and firms engaged across several process related industries. Customers for the Services Division are varied, but include some major utility companies within the U.S. The Company’s major customers vary over time due to the relative size and duration of the Company’s projects and customer outages.

Cost of Revenue: Cost of revenue for both Products and Services primarily include charges for materials, direct labor and related benefits, freight (inbound and outbound), direct supplies and tools, warehousing costs and utilities related to production facilities, purchasing and receiving costs, inspection costs, internal transfer costs, and, where appropriate, an allocation of overhead.

Warranty Costs: The Company’s estimated costs related to warranty are accrued as the related revenue is recognized and included in cost of revenue. Estimated costs are based upon past warranty claims and sales history. Warranty terms vary by contract but generally provide for a term of three years or less. The Company manages its exposure to warranty claims by having its field service and quality assurance personnel regularly monitor projects and maintain ongoing and regular communications with the customers.

Shipping and Handling Costs: The Company accounts for shipping and handling costs in accordance with ASC 605-45 - Principal Agent Considerations. Amounts billed to customers in sale transactions related to shipping and handling costs are recorded as revenue in the accompanying condensed consolidated statements of operations. Shipping and handling costs incurred by us are included in cost of sales in the accompanying condensed consolidated statements of operations.

Advertising Costs: The Company accounts for advertising costs in accordance with ASC 720-35- Advertising Costs. Generally, advertising costs are immaterial and are expensed as incurred in selling and administrative expenses.

Selling and Administrative Expenses: Selling and administrative expenses are primarily comprised of indirect labor and related benefits, legal and professional fees, indirect utilities, office rent, bad debt expense, and indirect travel and related expenses.

Reorganization Items: The Company successfully exited Chapter 11 of the Bankruptcy Code on January 22, 2008. The accompanying condensed consolidated financial statements have been presented in conformity with the provisions of ASC 852 – Reorganizations (“ASC 852”). Accordingly, all pre-petition liabilities of the debtor that are subject to compromise are segregated in the accompanying consolidated balance sheets as liabilities subject to compromise. These liabilities are recorded at amounts or claims allowed by the Bankruptcy Court. ASC 852 also requires that reorganization items (direct and incremental costs, such as professional fees incurred in Chapter 11 cases) be segregated as a separate line item in the consolidated statements of operations.

The Company’s reorganization items are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Professional fees	$20	$273	$15	$973
Change in estimate of liabilities subject to compromise	—	(2,718)	—	(2,478)

Total reorganization expense (income)	$20	$(2,445)	$15	$(1,505)

Income Taxes:

The overall effective income tax rate during the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Effective income tax rate	11.8%	-1.3%	-216.6%	5.4%

The effective income tax rate differs from the statutory U.S. federal income tax rate of 35% primarily due to changes in the valuation allowance, state and foreign income taxes, deferred taxes on indefinite life intangibles and utilization of net operating loss carryforwards.

The Company assesses whether valuation allowances should be established against their deferred tax assets based on the consideration of all available evidence, using a “more likely than not” standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company’s current or previous losses are given more weight than its future outlook, although the Company primarily considers future taxable income projections, ongoing tax planning strategies and the limitation on the use of carryforward losses in determining valuation allowance needs. The Company establishes valuation allowances for its deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Effective June 30, 2011, the Company assessed its valuation allowances against its deferred tax assets for intangible assets and accruals and U.S. net operating losses (“NOL”) carryforwards in accordance with ASC 740 - Income Taxes (“ASC740”). Management’s assessment included the consideration of scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), recent utilization of NOLs, and projected future taxable income in making this assessment. Based on results of the assessment, the Company determined that it was more likely than not that the U.S. NOLs were realizable based on the guidance provided in ASC 740. Accordingly, the Company released $40.1 million of valuation allowances effective June 30, 2011, which is included in income tax benefit for the nine months ended September 30, 2011. The Company did not reverse valuation allowances against foreign tax credit carryforwards and certain state NOLs.

The Company follows the provisions of ASC 740 that relate to recognition of uncertain tax positions. As of September 30, 2011 and December 31, 2010, the Company provided for a liability of $3.8 million and $4.0 million, respectively, for unrecognized tax benefits related to various federal, foreign and state income tax matters, which amount is included in other long-term liabilities. If recognized, the entire amount of the liability would affect the effective income tax rate.

Derivative Financial Instruments: ASC 815 - Derivatives and Hedging (“ASC 815”), requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. For derivatives designated as hedges, changes in the fair value are either offset against the change in fair value, for the risk being hedged, of the assets and liabilities through earnings, or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings.

The Company has used financial instruments to manage foreign currency exchange exposures. These financial instruments are considered derivatives under ASC 815, but do not meet hedge accounting requirements. Therefore, the Company recognizes changes in fair values of the forward agreements through selling and administrative expenses. As of September 30, 2011 and December 31, 2010, there were no forward contracts outstanding.

The following table shows the impact of derivatives not designated as hedging instruments on the Company’s condensed consolidated statements of operations (in thousands):

Derivatives Not Designated as Hedging Instruments under ASC 815-10	Location of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives for the Three Months Ended September 30,		Amount of Gain (Loss) Recognized on Derivatives for the Nine Months Ended September 30,
		2011	2010	2011	2010

Foreign exchange contracts	Selling and administrative expenses	$—	$(421)	$—	$(236)

Total		$—	$(421)	$—	$(236)

Fair Value of Financial Instruments: The Company adopted certain of the provisions of ASC 820 - Fair Value Measurements and Disclosures (“ASC 820”), on January 1, 2008 which impacted its fair value disclosures. ASC 820 establishes a three-tier fair value hierarchy, which categorizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in the active markets for identical assets and liabilities and the lowest priority to unobservable inputs. At September 30, 2011, the Company did not hold any financial instruments requiring fair value measurements to be performed.

The Company’s financial instruments consist primarily of cash and cash equivalents, receivables and payables. The carrying values of these financial instruments approximate their respective fair values as they are either short-term in nature or carry interest rates which are periodically adjusted to market rates.

ASC 820 requires that the Company provide a reconciliation of the beginning and ending balances for Level 3 assets and liabilities measured at fair value. Since the Company has no Level 3 assets or liabilities, no reconciliation is necessary.

Pending Accounting Pronouncements

In June 2011, the FASB issued guidance which changes the options when presenting comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. These changes become effective for us on January 1, 2012. The Company is currently evaluating these changes to determine which option will be chosen for the presentation of comprehensive income. Other than the change in presentation, the Company has determined these changes will not have an impact on its consolidated financial statements.

In September 2011, the FASB issued guidance requiring companies to provide additional disclosures related to multiemployer pension plans. The disclosures are required to be made on an annual basis for all individually material plans. Retrospective application of the disclosures is required. This guidance is effective for fiscal years ending after December 15, 2011, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its multiemployer plan disclosures.

In September 2011, the FASB issued guidance on the testing of goodwill for impairment. Under this new standard, entities testing goodwill for impairment now have an option of performing a qualitative assessment before having to calculate the fair value of a reporting unit. If an entity determines, on the basis of qualitative factors, that the fair value of the reporting unit is more-likely-than-not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. For the Company, this standard is effective beginning January 1, 2012, with early adoption permitted under certain conditions. The adoption of this standard is not expected to have a material impact on the Company’s consolidated results of operations or financial condition.

NOTE 3 –SALE OF DELTAK BUSINESS UNIT

During the third quarter of 2011, the Company completed the sale of the operating net assets of its Deltak business unit, which was part of the Products Division, to Hamon Corporation, a subsidiary of Hamon & Compagnie International SA, for $31.0 million in cash, subject to working capital adjustments. A subsidiary of the Company has indemnified the buyer for certain product warranty obligations that may arise or be incurred in the future by the buyer related to pre-closing periods for customer contracts assigned to the buyer. In addition, the Company’s subsidiary remains liable for potential warranty claims for product sales prior to closing and certain contracts that were near completion and not assigned to the buyer. Generally, these warranty periods expire two years from the installation of the equipment.

The sale agreement required the establishment of escrow accounts totaling $7.0 million as a funding mechanism for settlement of warranty claims and other possible contractual claims. As of September 30, 2011, the escrow balances are recorded in the balance sheet as short-term restricted cash of $3.1 million and long-term restricted cash, included in other long term assets, of $3.9 million. As part of the acquisition agreement, a subsidiary of the Company entered into a transition service agreement with the buyer to service any warranty claims, to complete any contracts not assigned to the buyer, and provide administrative support for these wind down activities. The buyer is entitled to charge us its costs plus a mark-up. The Company believes that substantially all open contracts not assigned to the buyer will be completed during the remainder of 2011.

The Company has recorded a pre-tax gain on disposal of $17.3 million. In October 2011, the buyer provided the closing working capital statement to the Company. The closing working capital statement provided by the buyer reflected a final working capital adjustment of approximately $5.2 million, of which $2.1 million was deducted from gross proceeds at the closing date. As of September 30, 2011, the Company has accrued an additional $3 million, included in Other current liabilities, included in its calculation of the gain on disposition of the Deltak business unit. The final working capital amount owed to the buyer may vary from this estimate. The recorded gain related to the sale of the Deltak business unit is as follows (in thousands):

Gross proceeds	$31,000

Adjusted for:
Working capital	(5,157)
Net book value of assets disposed	(5,672)
Transactions costs	(2,850)

Pre-tax gain	17,321
Income taxes	(5,995)

Gain on disposition, net of tax	$11,326

Transaction costs include brokerage fees, legal fees, and cash and stock-based compensation paid to Deltak employees. The final gain is subject to final post closing adjustment for working capital and customer warranties.

The Company has reported the disposition of the Deltak business unit as discontinued operations in accordance with the guidance of ASC 205-20-Discontinued Operations. Accordingly, the Company has reclassified the results of operations as discontinued operations for all periods presented. Such reclassifications had no effect on net income or stockholders’ equity.

The following table presents selected information regarding the results of operations of the Company’s discontinued operations related to the Deltak business unit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue	$8,975	$8,974	$27,460	$33,986

Income before income taxes	1,666	5,820	3,208	10,546
Income tax expense	(1,181)	(35)	(1,228)	(232)
Gain on disposal of assets, net of tax	11,326	—	11,326	—

Net income from discontinued operations	$11,811	$5,785	$13,306	$10,314

NOTE 4 – EARNINGS PER SHARE

Basic and diluted earnings per common share are calculated as follows (in thousands, except for share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Basic Earnings Per Common Share:
Income from continuing operations	$6,656	$8,865	$55,684	$26,122
Income from discontinued operations	11,811	5,785	13,306	10,314

Net income available to common shareholders	$18,467	$14,650	$68,990	$36,436

Weighted Average Common Shares Outstanding	16,138,319	15,315,629	15,876,312	15,232,237

Income from continuing operations	$0.41	$0.58	$3.51	$1.71
Income from discontinued operations	0.73	0.38	0.84	0.68

Basic earnings per common share	$1.14	$0.96	$4.35	$2.39

Diluted Earnings Per Common Share:
Income from continuing operations	$6,656	$8,865	$55,684	$26,122
Income from discontinued operations	11,811	5,785	13,306	10,314

Net income available to common shareholders	$18,467	$14,650	$68,990	$36,436

Weighted Average Common Shares Outstanding	16,138,319	15,315,629	15,876,312	15,232,237
Dilutive effect of unvested Restricted Stock Units	147,459	425,115	166,383	384,180
Dilutive effect of contingently returnable shares	20,282	152,377	15,911	152,768
Dilutive effect of warrants	678,387	495,230	869,813	518,623

Weighted Average Common Shares Outstanding Assuming Dilution	16,984,447	16,388,351	16,928,419	16,287,808

Income from continuing operations	$0.39	$0.54	$3.29	$1.60
Income from discontinued operations	0.70	0.35	0.79	0.64

Diluted earnings per common share	$1.09	$0.89	$4.08	$2.24

Restricted Stock Awards (“RSAs”): Pursuant to the Company’s 2011 Equity Incentive Plan (the “2011 Plan”), the Company is permitted to award restricted stock subject to specified restrictions on transfer, forfeiture and/or such other restrictions on incidents of ownership determined by the Company’s Board of Directors.

Common shares granted under this stock-based compensation program are issued when granted and vest, based on certain service conditions, over a four year period. Only vested shares are included in basic Weighted Average Common Shares Outstanding for each period. Unvested restricted stock awards remain subject to forfeiture until satisfaction of certain service conditions and are included, under the treasury stock method, in the calculation for dilutive effect of contingently returnable shares.

Restricted Stock Units (“RSUs”): Pursuant to the 2011 Plan, the Company is permitted to award restricted stock subject to specified restrictions on transfer, forfeiture and/or such other restrictions on incidents of ownership determined by Company’s Board of Directors.

Common shares granted under the stock-based compensation program are issued when the shares vest. Therefore, only the vested/issued shares are included in the Weighted Average Common Shares Outstanding for each period. Unvested restricted stock units are contingently issuable, subject to satisfaction of certain service conditions, and included, under the treasury stock method, in the calculation of dilutive effect of unvested RSUs to purchase common shares.

Management Co-Investment Plan: Common shares issued under the Company’s 2008 Management Co-Investment Plan were issued on January 22, 2008 and vested, based on certain service conditions, on January 22, 2011. Because none of the shares were vested at September 30, 2010, none were included in basic Weighted Average Common Shares Outstanding for those periods. These unvested shares were included, under the treasury stock method, in the calculation of dilutive effect of contingently returnable shares during the three and nine months ended September 30, 2010.

These shares vested and were issued on January 22, 2011, and are included in the Weighted Average Common Shares Outstanding during the three and nine months ended September 30, 2011.

Warrants: Diluted earnings per share include the potentially dilutive effect of outstanding warrants that are exercisable for common stock.

During the three and nine months periods ended September 30, 2011 and 2010, no outstanding stock equivalents were excluded from the diluted earnings per share calculations.

NOTE 5 – DEBT

Credit Facility: The Company has a $150 million Credit Facility (“Credit Facility”) consisting of a $60 million revolving letter of credit facility, which includes a $25 million cash advance sub-facility, and a $90 million term loan facility. On November 18, 2010, the Company repaid the outstanding balance of the term loan facility and all related interest in full. At September 30, 2011, the Company had $25 million of unused capacity on the cash advance sub-facility within the $60 million facility. The Credit Facility will terminate on January 22, 2014 and any amounts outstanding at that time will be due and payable in full.

The interest rate on letters of credit issued under the revolving letter of credit was 3.5% per annum at September 30, 2011. The Company also pays an annual unused line fee of 0.50%. The Company may need to borrow against the revolver facility in the future. The variable interest rate as of September 30, 2011 was 3.5%.

The Credit Facility includes customary affirmative and negative covenants, such as limitations on the creation of new indebtedness and on certain liens, restrictions on certain transactions and payments and requires maintenance of a maximum consolidated leverage ratio, minimum consolidated fixed charge ratio and minimum liquidity.

A default under the Credit Facility may be triggered by events such as a failure to comply with financial covenants or other covenants under the Credit Facility, a failure to make payments when due under the Credit Facility, a change of control of the Company or certain insolvency proceedings. A default under the Credit Facility would permit the participating banks to restrict the Company’s ability to further access the Credit Facility for loans, require the immediate repayment of any outstanding loans with interest and require the cash collateralization of outstanding letter of credit obligations. The Credit Facility is secured by a first priority lien on substantially all of the Company’s assets.

As of September 30, 2011, the Company was in compliance with all debt covenants.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

Deltak Fund for Unsecured Claims in Bankruptcy: On September 28, 2006, the Company and all of its U.S. subsidiaries, including Deltak, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Chapter 11 Filing”). Pursuant to an approved Plan of Reorganization (the “Plan”), an administrator was appointed to administer a fund of approximately $34 million in cash that was intended to be distributed to the holders of allowed unsecured claims against Deltak. Under the Plan, as of September 30, 2011, the

Administrator had completed its duties to administer the fund in satisfaction of all allowed unsecured claims. In addition, in June 2011, the Company received a court order for final decree closing the Chapter 11 Filing.

Asbestos Cases: A former operating unit of the Company has been named as a defendant in a limited number of asbestos personal injury lawsuits. Neither the Company nor its predecessors ever mined, manufactured, produced or distributed asbestos fiber, the material that allegedly caused the injury underlying these actions. The bankruptcy court’s discharge order issued upon emergence from bankruptcy extinguished the claims made by all plaintiffs who had filed asbestos claims against the Company before that time. The Company also believes the bankruptcy court’s discharge order should serve as a bar against any later claim filed against it, including any of its subsidiaries, based on alleged injury from asbestos at any time before emergence from bankruptcy. In any event, in all of the asbestos cases finalized post-bankruptcy, the Company has been successful in having such cases dismissed without liability. The Company intends to vigorously defend all currently active actions, just as it defended the other actions that have since been dismissed, all without liability, and it does not anticipate that any of these actions is reasonably likely to have a material adverse effect on its financial position, results of operations or liquidity. However, the outcomes of any legal action cannot be predicted and, therefore, there can be no assurance that this will be the case.

NOTE 7 – STOCKHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

	Common Shares $0.01 Per Share		Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Shares
	Shares	Amount				Shares	Amount	Total

Balance, December 31, 2010	15,586,237	$1,403	$64,653	$1,382	$111,629	(116,950)	$(11)	$179,056

Reverse treasury shares for stock based compensation	(42,408)	—	(4)	—	—	42,408	4	—
Restricted stock awards	16,825	—	178	—	—	—	—	178
Stock-based compensation	351,593	3	4,806	—	—	—	—	4,809
Stock-based compensation -withheld	(104,167)	(1)	(2,980)	—	—	(6,306)	—	(2,981)
Warrants exercised	952,889	10	7,542	—	—	—	—	7,552
Warrants withheld	—	—	(7,545)	—	—	(307,344)	(3)	(7,548)

Other comprehensive income:
Net income	—	—	—	—	68,990	—	—	68,990
Foreign currency translation	—	—	—	705	—	—	—	705

Comprehensive income								69,695

Balance, September 30, 2011	16,760,969	$1,415	$66,650	$2,087	$180,619	(388,192)	$(10)	$250,761

Reversal of Treasury Shares: In March 2010, the Company issued 226,617 shares of common stock pursuant to the vesting schedules under the 2008 Management Incentive Plan. At that time, some participants elected to have a portion of their shares withheld to satisfy tax withholding obligations. As a result, 42,408 shares were transferred to the Company’s treasury shares account. However, according to the 2008 Management Incentive Plan, these shares should have been transferred to the reserve account for future RSU stock grants.

Restricted Stock Awards: The Company has made the following issuances of restricted stock to non-executive members of its Board of Directors under the 2011 Plan and the Company’s 2008 Management Incentive Plan and 2008 Director’s Equity Incentive Plan (“Prior Plans”), each with a grant date fair value that approximated the quoted market price of the common stock on the date of grant. The four year vesting of each grant is contingent upon continued service as a director.

Date of Grant	Number of Shares	Grant Date Fair Value
January 22, 2009	26,144	$5.76
February 9, 2009	34,722	4.95
February 9, 2010	17,361	15.75
January 21, 2011	16,825	23.78

The following table summarizes the expense related to these restricted stock awards (“RSAs”) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

All RSAs	$62	$37	$178	$106

Stock-based Compensation: On May 19, 2011, the stockholders of the Company approved the 2011 Plan. The 2011 Plan terminated the Company’s Prior Plans. The 2011 Plan allows for the issuance of up to 600,000 shares of stock awards to employees and directors of the Company plus the transfer of the remaining unissued shares of 322,501 available under the Prior Plans immediately before their termination. Grants of RSUs under the Company’s 2011 Plan are valued in terms of the quoted market price of the Company’s common stock at date of grant; however, common stock is not issued at the time of the grant. Vesting of RSUs is based on certain performance and service conditions over a four year period. The Company recognizes compensation cost for awards with performance conditions if and when the Company concludes that it is probable that the performance condition will be achieved, net of an estimate of pre-vesting forfeitures. The Company recognizes compensation cost for awards with a service condition throughout the vesting term, net of an estimate of pre-vesting forfeitures.

On June 23, 2008, the Company granted 581,546 RSUs with an initial grant date fair value of $10.80 per unit pursuant to RSU Award Agreements executed by each beneficiary of the grant. The June 23, 2008 grant was modified on February 9, 2009 and half of the RSUs granted were converted to a service only condition; the other half of the shares granted were not modified from original grant terms.

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

On March 23, 2010, the Company granted 458,888 RSUs with a grant date fair value of $15.75 per unit.

From March 2011 through August 2011, the Company issued a total of 182,559 RSUs with a grant date fair value ranging from $23.90 to $26.02.

The following table summarizes the expense related to these RSUs (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

All applicable RSUs	$1,908	$1,132	$4,514	$2,609

The table above excludes approximately $0.3 million in expenses that have been included in discontinued operations that would have otherwise been included in stock compensation expense during the three and nine months ended September 30, 2011.

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

The following table summarizes the expense related to the Management Co-Investment Plan (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Co-Investment Plan	$—	$48	$14	$110

Total	$—	$48	$14	$110

Warrants: On January 22, 2008, the Company issued warrants to purchase 1,807,222 shares of common stock with an exercise price of $7.9254. The warrants vested immediately upon issuance and expire on January 22, 2013. During the three and nine months ended September 30, 2011, warrants were exercised to purchase 590,319 and 952,889 shares of common stock, respectively. Warrants for 590,319 and 951,984 shares of common stock were settled in a cashless transaction whereby the Company withheld 185,102 and 307,344 shares of common stock in lieu of cash payment for the exercise price of the warrants during the three and nine months ended September 30, 2011, respectively.

NOTE 8 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Cash paid during the period for:
Interest	$198	$727	$586	$3,213
Income taxes	353	147	982	562

NOTE 9 – SEGMENT INFORMATION

The Company follows ASC 280, Segment Reporting, to present segment information. The Company considered the way its management team makes operating decisions and assesses performance and considered which components of its enterprise have discrete financial information available. As management makes decisions using a products and services group focus, its analysis resulted in two operating segments, the Products Division and the Services Division.

For all periods presented, the Company has excluded the results of operations of our discontinued operations. As a result of our disposal of the Deltak business unit, certain corporate and other operating costs were reallocated for all periods presented to our continuing operations. In addition, management also reevaluated its primary measure of segment performance and determined that operating income should be used as the best measure of segment performance. The change in performance measure was the result of the relocation of corporate headquarters and subsequent reorganization of functional responsibilities.

The accounting policies for our segments are the same as those described in Note 2.

The following table presents information about segment income (in thousands):

	Products Division		Services Division		Total
	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010

Revenue	$36,700	$27,758	$62,526	$79,722	99,226	107,480
Depreciation and amortization	236	318	99	527	335	845
Operating income	3,783	916	4,050	6,366	7,833	7,282

	Products Division		Services Division		Total
	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010

Revenue	$111,641	$79,568	$230,196	$287,724	341,837	367,292
Depreciation and amortization	857	1,013	792	1,632	1,649	2,645
Operating income	6,382	6,078	12,063	24,270	18,445	30,348

The following table presents information, which reconciles segment information to consolidated totals (in thousands):

	September 30,	December 31,
	2011	2010
Assets:
Products	$132,207	$121,056
Services	91,983	103,792
Non allocated corporate assets	94,291	40,877

Total consolidated assets	$318,481	$265,725

Corporate assets consist primarily of cash and deferred tax assets.

The following presents the Products Division revenue by geographical region based on the Company’s operating locations. Products are often shipped to other geographical areas but revenue is listed in the region in which the revenue is recognized (in thousands):

	Three Months Ended September 30,
	2011		2010
	Revenue Recognized In	Product Shipped To	Revenue Recognized In	Product Shipped To
United States	$21,318	$8,619	$16,351	$18,114
Canada	—	91	—	49
Europe	12,433	1,587	9,105	1,126
Mexico	2,227	64	2,219	111
Asia	722	7,525	83	2,031
Middle East	—	11,866	—	2,216
Other	—	6,948	—	4,111

Total	$36,700	$36,700	$27,758	$27,758

	Nine Months Ended September 30,
	2011		2010
	Revenue Recognized In	Product Shipped To	Revenue Recognized In	Product Shipped To
United States	$65,919	$25,467	$44,082	$36,942
Canada	—	5,653	—	814
Europe	36,538	5,237	25,774	9,648
Mexico	7,884	2,648	5,779	121
Asia	1,300	13,564	3,933	6,710
Middle East	—	44,869	—	9,683
Other	—	14,203	—	15,650

Total	$111,641	$111,641	$79,568	$79,568

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

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above, as well as those discussed in our Annual Report, titled “Risk Factors.” Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise and we caution you not to rely upon them unduly.

The following discussion provides an analysis of the results of operations for each of our business segments, an overview of our liquidity and capital resources and other items related to our business. It contains forward-looking statements about our future revenue, operating results and expectations. See “Cautionary Statement Regarding Forward-Looking Statements” above and in Part I, Item 1A – “Risk Factors” in our Annual Report for a discussion of the risks, assumptions and uncertainties affecting these statements. This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto included in our Annual Report.

Overview:

We are a comprehensive provider of power generation equipment and maintenance services for customers in the domestic and international energy, power, infrastructure and service industries. We operate through two business segments, which we refer to as our Products Division and our Services Division.

•

Through our Products Division, we design, engineer and manufacture a comprehensive range of auxiliary equipment primarily used to enhance the efficiency and facilitate the operation of gas turbine power plants as well as for other industrial, energy and power-related applications.

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

For information about our segments, see Note 9 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

In both our segments, our operations are based on discrete projects subject to contract awards of varying scopes and values. Business volume fluctuates due to many factors, including the mix of work and project schedules, which are dependent on the level and timing of customer releases of new business. Significant fluctuations may occur from period to period in revenue, gross profits and operating results and are discussed below.

Sale of Deltak Assets

On August 31, 2011, we announced we sold substantially all of the operating assets of our Deltak business unit, which was part of our Products Division, to Hamon Corporation, a subsidiary of Hamon & Compagnie International SA, for $31.0 million in cash, subject to working capital adjustments. Given that Deltak’s products were primarily for industrial and process applications, the divestiture will allow us to focus on our power generation end markets. We have reclassified the historical results of operations of our Deltak business unit to discontinued operations for all periods presented. Unless noted otherwise, the discussion and analysis that follows relates to our continuing operations only.

Business Outlook

Products:

Sales activity and bookings during the nine months ended September 30, 2011 has improved over the same period in 2010 as the world economy began to recover from the financial crisis. Our higher revenue has been led by increases in the Middle East, Asia and Canada markets, partially offset by declines in the U.S. and Europe. European markets are lagging other regions due to slower economic recovery and sovereign debt issues. We support discrete power projects throughout the world and demand for our products varies by geographic market from period to period. We believe that the markets of our OEMs have strengthened and that their near term outlook for continued growth is cautiously optimistic. Gross margins realized in the first nine months of 2011 were weaker than in 2010, primarily due to lower “as sold” margins booked in the depressed OEM cycle being recognized upon project shipments and non-recurring favorable reserve adjustments in the first nine months of 2010. Although demand has increased for the nine months ended September 30, 2011 compared to 2010, the market remains competitive from a pricing perspective and current bookings reflect margins similar to those realized throughout 2011.

Services:

Volumes in our Services Division depend in significant part upon our clients’ scheduling of refueling outages and timing of capital project work, which historically has varied from year to year and within each calendar year. As a result, the volume of outage work in any calendar year may vary during the course of the year as projects are commenced and completed. In recent years, we have pursued more capital project work, which can create significant variations between periods in our revenue and margins. Revenue for the first nine months of 2011 is below the comparable period in 2010 due to extensive work on a large capital project throughout 2010 that was completed in the first quarter of 2011. Our gross margin percentage realized during the first nine months of 2011 was more consistent with historical levels and was lower than the comparable period in 2010 due to project mix and lower costs in prior year due to favorable job close outs. We expect maintenance work to remain stable for the remainder of 2011 and we see opportunities for smaller capital project work continuing into next year. We expect to see additional long-term opportunities resulting from the Nuclear Regulatory Commission’s Japan Task Force recommendations, however, the extent and timing of such opportunities is yet to be determined.

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

Backlog is not a measure defined by generally accepted accounting principles in the U.S., and our methodology for determining backlog may vary from the methodology used by other companies in determining their backlog amounts. Backlog may not be indicative of future operating results and projects in our backlog may be cancelled, modified or otherwise altered by our customers.

The following table shows our backlog, by division, as of the end of each of the last five quarters (in thousands):

	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011

Products	$102,927	$100,700	$147,251	$120,571	$126,198
Services	230,233	229,913	206,050	195,904	213,647

Total Backlog	$333,160	$330,613	$353,301	$316,475	$339,845

Our Products backlog at September 30, 2011 increased by $25.4 million from December 31, 2010 and increased by $23.3 million from September 30, 2010. These increases reflect the overall improvement of market conditions. While the recent growth in backlog was largely driven by the U.S. and Middle East, we are seeing backlog growth across most product lines and geographic areas. The ratio of orders booked to orders shipped was 1.2-to-1 for both the three and nine month periods ended September 31, 2011.

Our Services backlog at September 30, 2011 declined by $16.2 million from December 31, 2010 and $16.6 million from September 30, 2010. The decline from December 31, 2010 was largely attributable to the completion of a large capital project during the first quarter of 2011, which were partially offset by additional maintenance bookings. The increase in backlog from June 30, 2011 of $17.7 million was primarily the result of new orders with existing customers. The ratio of project awards to services rendered was 1.3-to-1 and 0.9-to-1 for the three and nine month periods ended September 30, 2011, respectively.

Change in Estimate of Deferred Income Taxes:

In the second quarter of 2011, we significantly reduced our valuation allowances against deferred tax assets for intangible assets and accruals and U.S. NOL carryforwards in accordance with ASC 740. Management’s assessment included consideration of the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), recent utilization of NOLs, and projected future taxable income in making this assessment. Based on results of the assessment, we determined that it was more likely than not that the U.S. NOLs are realizable based on the guidance provided in ASC 740. Accordingly, we recognized a non-recurring, non-cash tax benefit in the second quarter of 2011 of $40.1 million related to the release of valuation allowances as of June 30, 2011. We did not reverse valuation allowances against foreign tax credit carryforwards and certain state NOLs.

Results of Operations:

Our summary financial results during the three and nine months ended September 30, 2011 and 2010 are as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2011	2010	$	%	2011	2010	$	%

Products revenue	$36,700	$27,758	$8,942	32.2%	$111,641	$79,568	$32,073	40.3%
Services revenue	62,526	79,722	(17,196)	-21.6%	230,196	287,724	(57,528)	-20.0%

Total revenues	99,226	107,480	(8,254)	-7.7%	341,837	367,292	(25,455)	-6.9%

Cost of products revenue	27,472	20,431	7,041	34.5%	87,650	57,780	29,870	51.7%
Cost of services revenue	52,549	67,595	(15,046)	-22.3%	199,862	245,160	(45,298)	-18.5%

Cost of revenues	80,021	88,026	(8,005)	-9.1%	287,512	302,940	(15,428)	-5.1%

Gross profit	19,205	19,454	(249)	-1.3%	54,325	64,352	(10,027)	-15.6%
Gross margin %	19.4%	18.1%			15.9%	17.5%

Selling and administrative expenses	11,372	12,172	(800)	-6.6%	35,880	34,004	1,876	5.5%

Operating income	7,833	7,282	551	7.6%	18,445	30,348	(11,903)	-39.2%

Interest expense	270	976	(706)	-72.3%	844	4,252	(3,408)	-80.2%
Reorganization expense	20	(2,445)	2,465	-100.8%	15	(1,505)	1,520	-101.0%
Income tax expense/(benefit)	887	(114)	1,001	-878.1%	(38,098)	1,479	(39,577)	-2675.9%

Income from continuing operations	6,656	8,865	(2,209)	-24.9%	55,684	26,122	29,562	113.2%

Income from discontinued operations	11,811	5,785	6,026	104.2%	13,306	10,314	2,992	29.0%

Net income	$18,467	$14,650	$3,817	26.1%	$68,990	$36,436	$32,554	89.3%

Revenues

	-0000.0	-0000.0	-0000.0	-0000.0	-0000.0	-0000.0	-0000.0	-0000.0
	Three Months Ended				Nine Months Ended
($ In thousands)	September 30,		Variance		September 30,		Variance
	2011	2010	$	%	2011	2010	$	%

Products revenue	$36,700	$27,758	$8,942	32.2%	$111,641	$79,568	$32,073	40.3%
Services revenue	62,526	79,722	(17,196)	-21.6%	230,196	287,724	(57,528)	-20.0%

Total revenues	$99,226	$107,480	$(8,254)	-7.7%	$341,837	$367,292	$(25,455)	-6.9%

Products

The composition of our Products revenue varies from period to period based on our product mix, the strength of various geographic markets we serve and our ability to address those markets. The geographic dispersion of where products were shipped during the three and nine months ended September 30, 2011 and 2010 was as follows (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2011	2010	$	%	2011	2010	$	%

United States	$8,619	$18,114	$(9,495)	-52.4%	$25,467	$36,942	$(11,475)	-31.1%
Canada	91	49	42	85.7%	5,653	814	4,839	594.5%
Europe	1,587	1,126	461	40.9%	5,237	9,648	(4,411)	-45.7%
Mexico	64	111	(47)	-42.3%	2,648	121	2,527	2088.4%
Asia	7,525	2,031	5,494	270.5%	13,564	6,710	6,854	102.1%
Middle East	11,866	2,216	9,650	435.5%	44,869	9,683	35,186	363.4%
Other	6,948	4,111	2,837	69.0%	14,203	15,650	(1,447)	-9.2%

Total	$36,700	$27,758	$8,942	32.2%	$111,641	$79,568	$32,073	40.3%

The increase in Products revenue during the three months ended September 30, 2011, compared to the same period in 2010, was primarily attributable to project shipments to the Middle East and Asia. Our revenue growth has been led by higher demand in the Middle East and Asia, partially offset by declines in the U.S. The increase in Products revenue during the nine months ended September 30, 2011 as compared to the same period in 2010 was attributable to improved economic conditions as demand for auxiliary power equipment returned in 2011 following the global recession crisis which reduced industrial demand for and constricted project funding in 2010. Products destined for the Middle East have led the recovery for our product lines.

Services

The decrease in Services revenue during the three months ended September 30, 2011, compared to the same period in 2010, was primarily due to a $28.1 million reduction in revenue from a large capital project that began in 2009 and was substantially completed in the first quarter of 2011. This decrease was partially offset by increases in capital projects and outage work with other customers. The decline in Services revenue during the nine months ended September 30, 2011, as compared to the same period in 2010, resulted from an approximate $92.0 million reduction in revenue from the same capital project referenced above, partially offset by scheduled plant outage work and capital projects with other customers performed during the first nine months of 2011.

Gross Profit / Margin %

	Three Months Ended				Nine Months Ended
($ In thousands)	September 30,		Variance		September 30,		Variance
	2011	2010	$	%	2011	2010	$	%

Gross Profit - Products	$9,228	$7,327	$1,901	25.9%	$23,991	$21,788	$2,203	10.1%
Gross Margin %	25.1%	26.5%			21.5%	27.4%

Gross Profit - Services	9,977	12,127	(2,150)	-17.7%	30,334	42,564	(12,230)	-28.7%
Gross Margin %	16.0%	15.2%			13.2%	14.8%

Total Gross Profit	$19,205	$19,454	$(249)	-1.3%	$54,325	$64,352	$(10,027)	-15.6%

Gross Margin %	19.4%	18.1%			15.9%	17.5%

Products

The increase in Products’ gross profit during the three months and nine months ended September 30, 2011, as compared to the corresponding periods in 2010, was primarily due to increases in revenue partially offset by a decline in product gross margin earned. The decline in gross margin percentage was the result of margin pressure on bookings from 2010 attributable to weak demand related to OEM projects that were shipped in 2011, and by non-recurring favorable reserve adjustments of $1.0 million and $3.7 million during the three and nine month periods ended September 30, 2010, respectively. A $1.7 million increase in overhead absorption during the nine months ended September 30, 2011 resulting from increased project activity has partially offset the decline in gross margin.

Services

The gross profit for Services decreased during the three and nine months ended September 30, 2011 by $2.2 million and $12.2 million, respectively, as compared to the corresponding prior periods in 2010. During the three months ended

September 30, 2011, the decline in gross profit is primarily attributable to the reduction in revenue discussed above. During the nine months ended September 30, 2011, the reduction was primarily driven by revenue declines as well as $2.4 million in favorable job close-outs in 2010. This nine month decline was partially offset by increases in scope of outage work as well as contributions from other smaller capital projects as compared to the nine months ended September 30, 2010.

Selling and Administrative Expenses

($ In thousands)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2011	2010	$	%	2011	2010	$	%

Selling and administrative	$11,372	$12,172	$(800)	-6.6%	$35,880	$34,004	$1,876	5.5%

Selling and administrative expenses include the costs associated with conducting our business, such as general management, compensation and benefits of officers and directors and employees that are not direct costs of active projects, acquisition costs, legal and professional fees and other general expenses.

Selling and administrative expenses during the three months ended September 30, 2011 decreased by $0.8 million as compared to the corresponding period in 2010. The decrease in expenses is primarily due to the reclassification of certain expenses to discontinued operations that were directly related to the operation and sale of the Deltak business unit including legal and professional fees incurred.

Selling and administrative expenses increased by $1.9 million during the nine months ended September 30, 2011, compared to the corresponding period in 2010. The increase was primarily attributable to a $2.0 million increase in non-cash stock compensation. The increase in stock compensation expense was affected by higher stock price impacting the performance-based 2011 tranches of the current year and prior year grants. Also impacting the comparative increase were higher costs for personnel, system upgrades within our products division, and merger and acquisition costs. This was partially offset by costs related to our efforts to comply with public reporting requirements and the preparation of our Registration Statement on Form 10 in 2010.

Interest Expense, net

($ In thousands)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2011	2010	$	%	2011	2010	$	%

Interest expense	$270	$976	$(706)	-72.3%	$844	$4,252	$(3,408)	-80.2%

Interest expense consists of term loan interest, amortization of debt issuance costs and letter of credit fees offset by interest income earned on cash balances.

Interest expense decreased $0.7 million during the three months ended September 30, 2011, compared to the corresponding period in 2010. The decline was attributable to repayment of the term loan facility in November 2010, resulting in a $0.5 million reduction in interest expense and a $0.2 million reduction in amortization of debt issuance costs. The term loan balance of $24.6 million was paid off in full in November 2010 and there have been no subsequent borrowings.

Interest expense decreased $3.4 million during the nine months ended September 30, 2011, compared to the corresponding period in 2010. The decline was attributable to repayment of the term loan facility in November 2010, resulting in a $2.7 million reduction in interest expense and a $0.7 million reduction in amortization of debt issuance costs. On September 30, 2010, the term loan balance was $24.6 million and was paid off in full in November 2010 and there have been no subsequent borrowings.

Reorganization Expense (Income)

($ In thousands)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2011	2010	$	%	2011	2010	$	%

Reorganization expense	$20	$(2,445)	$2,465	-100.8%	$15	$(1,505)	$1,520	-101.0%

Reorganization expenses historically consisted of professional fees and changes in estimate of liabilities subject to compromise incurred in connection with our 2006 bankruptcy proceedings.

In the three and nine months ended September 30, 2011, we incurred an immaterial amount of reorganizational expenses as the bankruptcy activity wound down.

For the three and nine months ended September 30, 2010, our estimated liabilities subject to compromise significantly decreased in large part due to a July 2010 U.S Bankruptcy Court settlement. As a result of the settlement and the related compromise by the Company of its own claim against the fund that had been established pursuant to the Company’s Plan of Reorganization, the Company received a cash payment of $2.8 million during the third quarter of 2010. The settlement received more than offset professional fees incurred during the three and nine months ended September 30, 2010.

Income Tax Expense (Benefit)

($ In thousands)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2011	2010	$	%	2011	2010	$	%

Income tax expense (benefit)	$887	$(114)	$1,001	-878.1%	$(38,098)	$1,479	$(39,577)	-2675.9%

Income tax expense for interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective income tax rate is based upon the estimated income for the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods for settlements of tax audits or assessments and the resolution or identification of uncertain tax positions.

In the second quarter of 2011, we assessed our valuation allowances against deferred tax assets for intangible assets and accruals and U.S. NOL carryforwards in accordance with ASC 740. Management’s assessment included consideration of the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), recent utilization of NOLs, and projected future taxable income in making this assessment. Based on results of the assessment, we determined that it was more likely than not that the U.S. NOLs are realizable based on the guidance provided in ASC 740. Accordingly, we recognized a non-recurring, non-cash tax benefit in the second quarter of 2011 of $40.1 million related to the release of valuation allowances, which significantly impacted the income tax expense for the nine months ended September 30, 2011. We did not reverse valuation allowances against foreign tax credit carryforwards and certain state NOLs.

Income from Discontinued Operations

(In thousands)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2011	2010	$	%	2011	2010	$	%

Income from discontinued operations	$11,811	$5,785	$6,026	104.2%	$13,306	$10,314	$2,992	29.0%

Discontinued operations is comprised of (i) the large-scale HRSG product line, divested in 2006 and (ii) Deltak, divested on August 31, 2011, which was primarily involved with the specialty boiler product lines.

For the Deltak large scale product line divested in 2006, some of the HRSG contracts subject to the Completion Agreements were in a positive cash position as of the September 28, 2006, Chapter 11 Filing date, because aggregate collections of billings exceeded aggregated project costs incurred. Our recognition of this excess was deferred until the earnings process was considered completed upon the satisfaction of the performance milestones set forth in the Completion Agreements.

During each of the three months ended September 30, 2011 and September 30, 2010, the only income from discontinued operations came from Deltak. The $6.0 million increase in income was primarily due to the gain on disposal of the Deltak assets of $11.3 million, which was partially offset by $4.6 million of non-recurring claim recoveries and license fee income in 2010.

During the nine months ended September 30, 2011, the $13.3 million of net income from discontinued operations was fully comprised of Deltak. During the nine months ended September 30, 2010, the $10.3 million of net income was comprised of (i) $3.2 million from Deltak large-scale HRSG product lines and (ii) $7.1 million, of which $4.6 million was from the non-recurring claim recoveries and license fee income from Deltak.

Liquidity and Capital Resources

As of September 30, 2011, we had $88.2 million of unrestricted cash on our balance sheet, including $15.8 million on deposit outside the U.S., and access to $25 million on the cash advance sub-facility. We believe that our cash on hand, cash flows from operations and availability under our Credit Facility will provide sufficient liquidity for the next 12 months to fund our working capital needs.

Sources and Uses of Cash. Our primary source of cash is net cash flow from operations. Our primary uses of cash are working capital requirements for active projects, capital expenditures, interest payments on our letters of credit, and general corporate purposes.

Credit Facility. Our Credit Facility consists of a $90 million term loan facility and a $60 million revolving letter of credit facility, including a $25 million cash advance sub-facility. At September 30, 2011, we had no debt outstanding and $25 million of unused capacity on the cash advance sub-facility.

The Credit Facility includes affirmative and negative covenants, including customary limitations on securing additional debt and liens and restrictions on transactions as well as financial covenants relating to our consolidated leverage ratio, consolidated fixed charge ratio and liquidity. If we fail to comply with the restrictions in the Credit Facility, we will be in default and the participating banks may restrict our ability to borrow additional funds under the Credit Facility, may require that we immediately repay all outstanding loans with interest and may require the cash collateralization of outstanding letter of credit obligations. We have given a first priority lien on substantially all of our assets as security for the Credit Facility. At September 30, 2011, we were in compliance with all covenants under the Credit Facility.

Cash and Cash Equivalents. Cash and cash equivalents increased by $32.7 million, or 59.0%, from December 31, 2010 to $88.2 million at September 30, 2011. This was primarily attributable to the $19.4 million of net proceeds from the sale of Deltak, excluding escrow funds, as well as positive cash flows generated from operations. During the nine months ended September 30, 2010, cash and cash equivalents decreased $15.3 million, or 15.0%, from $103.2 million to $87.9 million, primarily attributable to the partial repayment of our term loan. Changes in cash and cash equivalents during the nine months ended September 30, 2011 and 2010 are as follows (in thousands):

	Nine Months Ended September 30,
	2011	2010
Statement of cash flow data:
Net cash flows provided by (used in):
Operating activities	$17,179	$27,482
Investing activities	17,633	(262)
Financing activities	(2,975)	(41,626)
Effect of exchange rate changes on cash	902	(899)

Change in cash and cash equivalents	$32,739	$(15,305)

Operating Activities

During the nine months ended September 30, 2011, cash provided by our operating activities was $17.2 million. The primary sources of cash included:

•	net income of $69.0 million offset by deferred income tax of $33.1 million

•

a $8.2 million decrease in cash associated with changes in our working capital principally due to a $5.6 million increase in jobs in progress, partially offset by cash earnings generated from operations; and

•	the $17.3 million adjustment to operating activities related to the pre-tax gain on the sale of the Deltak business unit.

During the nine months ended September 30, 2010, cash provided by our operating activities was $27.5 million. The principal sources of cash from operating activities is attributable to net income of $36.4 million, partially offset by $15.7 million net increase related to operating assets and liabilities.

Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2011 was $17.6 million and was primarily generated by the sale of the Deltak business unit. The proceeds from the sale of the Deltak business unit excludes $7.0 million of proceeds held in escrow and is reduced by transaction costs totaling $2.8 million.

Net cash used in our investing activities during the nine months ended September 30, 2010 was $0.3 million, consisting primarily of increases in restricted cash mostly offset by purchases of fixed assets.

Financing Activities

Net cash used in financing activities during the nine months ended September 30, 2011 of $3.0 million is the result of statutory tax withholding payments through net share settlements of vested equity awards under our stock-based compensation plan. Net cash used in financing activities during the nine months ended September 30, 2010 was $41.6 million, resulting from principal payments made on our Credit Facility which included $35.7 million in payments made pursuant to the excess cash flow provision calculated as of December 31, 2009, $5.0 million in amortization payments and $0.3 million in debt issuance costs.

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

At September 30, 2011, the Company had a contingent liability for issued and outstanding stand-by letters of credit, generally issued to secure performance on customer contracts. The balance of stand-by letters of credit totaled approximately $16.2 million for the domestic entities and $13.8 million (U.S. dollars) for foreign entities at September 30, 2011. Currently, there are no amounts drawn upon these letters of credit. In addition, at September 30, 2011, the Company had outstanding surety bonds on projects of approximately $16.6 million.

Our subsidiaries provide financial guarantees for certain contractual obligations in the ordinary course of business. As of September 30, 2011, the balance of these financial guarantees was no greater than $5.6 million.

Critical Accounting Policies

Our condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States. Preparation of these statements requires management to make judgments and estimates. Item 7 of Part II of our Annual Report, addressed the accounting policies and related estimates that we believed were the most critical to understanding our consolidated financial statements, financial condition and results of operations and those that require management judgment and assumptions, or involve uncertainties. Other than the change in estimate of the ability to realize our U.S. NOL carryforwards discussed above, we did not have a significant change to the application of our critical accounting policies and estimates during the first nine months of 2011.

Contractual Obligations

There have been no material changes to the table of contractual obligations presented in our Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We may be exposed to market risk through changes in interest rates and foreign currency exchange fluctuations. We have established policies to monitor and control these market risks.

Foreign Exchange Rate Risk. We operate in a number of international areas and are involved in transactions denominated in currencies other than the U.S. dollar, which exposes us to foreign currency exchange rate risk. We have from time-to-time used derivative instruments to hedge our foreign currency transactions. We did not enter into any such instruments as of or during the nine month periods ended September 30, 2011. We do not hold or issue foreign currency forward contracts, option contracts or other derivative financial instruments for speculative purposes.

Interest Rate Risk: Our primary market risk exposure is volatility of interest rates, primarily in the United States. We manage interest rates through the use of a combination of fixed and floating rate debt and interest rate swap agreements. We are subject to interest rate changes on our LIBOR-based variable interest $150 million Credit Facility. As of September 30, 2011, we had no outstanding borrowings on our Credit Facility.

Interest Rate Sensitivity: Based on the absence of any borrowings at September 30, 2011, a 50 basis point fluctuation in short-term interest rates would have no impact on our expected pre-tax income on an annual basis.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that the information required to be disclosed in the Company’s periodic reports is recorded, processed, summarized and reported as and when required.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There were no material changes to our risk factors from those reported in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Upon emergence from bankruptcy on January 22, 2008, the Company issued warrants to acquire 1,807,223 shares of its common stock at an exercise price of $7.9254 per share to the group of then-existing stockholders that backstopped a rights offering. The warrants vested immediately upon issuance and expire on January 22, 2013. During the quarter ended September 30, 2011, the Company issued 590,319 shares of common stock pursuant to the “cashless” exercise of warrants. The shares of common stock were issued pursuant to the provisions of Section 3(a)(9) of the Securities Act of 1933. As the warrants were exercised on a “cashless” basis, the Company did not receive any proceeds upon exercise of such warrants.

Item 3. Defaults Upon Senior Securities.

None

Item 4. (Removed and Reserved).

None

Item 5. Other Information.

None

Item 6. Exhibits.

Exhibit	Description

10.1	Global Power Equipment Group Inc. Restricted Shares Award Agreement.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL POWER EQUIPMENT GROUP INC.

Date:	November 14, 2011	By:	/s/ William G. Evans
William G. Evans,
Chief Accounting Officer, As a duly authorized officer of the Registrant and as principal accounting officer.