Form 10-K
period 2011-12-31
GLOBAL POWER EQUIPMENT GROUP INC.
filed 2012-03-14
CIK 1136294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission File No. 001-16501

Global Power Equipment Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	73-1541378
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 E. Las Colinas Blvd., Suite 400

Irving, TX 75039

(Address of registrant’s principal executive offices and zip code)

Registrant’s telephone number, including area code: (214) 574-2700

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

As of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, 15,467,034 shares of our publically traded common stock held by non-affiliates were outstanding with an aggregate market value of approximately $410 million (based upon the closing price on the NASDAQ Stock Market on June 30, 2011 of $26.52 per share).

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of March 9, 2012, there were 16,427,049 shares of common stock of Global Power Equipment Group Inc. outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of the Form 10-K to the extent stated herein. The Proxy Statement or an amended report on Form 10-K will be filed within 120 days of the registrant’s year ended December 31, 2011.

Statements we make in this Annual Report on Form 10-K that express a belief, expectation or intention or otherwise are not limited to recounting historical facts are forward-looking statements. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those noted under the headings “Cautionary Statement Regarding Forward Looking Statements” and “Risk Factors” in Items 1 and 1A of this Annual Report on Form 10-K.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K and its exhibits contain or incorporate by reference various forward-looking statements that express a belief, expectation or intention or are otherwise not statements of historical fact. Forward-looking statements generally use forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast” and other words that convey the uncertainty of future events or outcomes. Forward-looking statements include information concerning possible or assumed future results of our operations, including the following:

•	business strategies;

•	operating and growth initiatives and opportunities;

•	competitive position;

•	market outlook and trends in our industry;

•	contract backlog and related amounts to be recognized as revenue;

•	expected financial condition;

•	future cash flows;

•	financing plans;

•	expected results of operations;

•	future capital and other expenditures;

•	availability of raw materials and inventories;

•	plans and objectives of management;

•	future exposure to currency devaluations or exchange rate fluctuations;

•	future income tax payments and utilization of net operating losses and foreign tax credit carryforwards;

•	future compliance with orders and agreements with regulatory agencies;

•	the effectiveness of our disclosure controls and procedures;

•	expected outcomes of legal or regulatory proceedings and their expected effects on our results of operations; and

•	any other statements regarding future growth, future cash needs, future operations, business plans and future financial results.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, including unpredictable or unanticipated factors that we have not discussed in this Annual Report on Form 10-K. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by the forward-looking statements.

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above, as well as those discussed under “Item 1A–Risk Factors” in this Annual Report on Form 10-K. Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise and we caution you not to rely upon them unduly.

Part I

Item 1. Business.

Overview

Global Power Equipment Group Inc. (“Global Power,” “we,” “us” or “our”) is a comprehensive provider of power generation equipment and modification and maintenance services for customers in the domestic and international energy, power infrastructure and service industries.

We design, engineer and manufacture a comprehensive range of gas turbine auxiliary equipment primarily used to enhance the efficiency and facilitate the operation of gas turbine power plants as well as for other industrial, energy and power-related applications. With a strong competitive position in our product lines, we benefit from a large installed base of equipment in domestic and international markets.

We provide on-site specialty modification and maintenance services, outage management and facility upgrade services for nuclear power plants and specialty maintenance and other industrial services to fossil-fuel and hydroelectric power plants and other industrial operations in the United States (“U.S.”). We have the capability to combine our services and equipment resources to offer turn-key solutions for aftermarket repair applications for the North American gas turbine power generation, process and cogeneration markets.

Through predecessor entities, we have over 48 years of experience providing custom engineered products that are critical for the operation of gas turbine power plants and more than 30 years of experience providing complex outage shutdown services to operators of nuclear power plants as well as other industrial maintenance services.

We use the Braden Manufacturing, Consolidated Fabricators, and Williams Industrial Services Group trade names and the logos for each of those divisions and for Global Power Equipment Group Inc. These trade names and logos are the property of Global Power. Product names and company programs appearing throughout in italics are trademarks of Global Power. This Annual Report on Form 10-K also may refer to brand names, trademarks, service marks and trade names of other companies and organizations, and these brand names, trademarks, service marks and trade names are the property of their respective owners.

Global Power Equipment Group Inc. and all of its U.S. subsidiaries filed voluntary Chapter 11 petitions under the U.S. Bankruptcy Code on September 28, 2006. We successfully exited Chapter 11 on January 22, 2008 pursuant to an approved Plan of Reorganization. For discussion regarding our emergence from bankruptcy, see below in Item 1 under the heading “Bankruptcy Reorganization.”

Sale of Deltak Assets

On August 31, 2011, we sold substantially all of the operating assets of our Deltak L.L.C. (“Deltak”) business unit, which was part of our Products Division, to Hamon Corporation, a subsidiary of Hamon & Compagnie International SA, for $31.0 million in cash, less a $4.9 million working capital adjustment. Deltak’s products were primarily for industrial and process applications, the divestiture allows us to focus on our power generation end markets. We have reclassified the historical results of operations of our Deltak business unit to discontinued operations for all periods presented. Unless noted otherwise, the discussion and analysis that follows relates to our continuing operations only.

Business Segments

We operate through two business segments that we refer to as our Products Division and our Services Division. Through our Products Division, we design, engineer and manufacture products worldwide for the gas turbine power generation, energy and process industries. Through our Services Division, we provide industrial services, focusing on specialty services, outage management and overhaul of nuclear power facilities and other heavy industrial plants.

For detailed financial information and geographical sales information regarding each segment, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 17 – Segment Information included in our consolidated financial statements beginning on page F-1.

Products Division

Our Products Division, headquartered in Tulsa, Oklahoma, operates under the name Braden Manufacturing, L.L.C. (“Braden”). Our Products Division designs, engineers and manufactures gas turbine auxiliary equipment to the worldwide gas turbine power generation and cogeneration market segments. Our principal customers are gas turbine original equipment manufacturers (“OEMs”) and engineering, procurement and construction contractor (“EPC”) firms. We also provide replacement parts, filter elements and aftermarket retrofit equipment to both OEMs and end users. Our products are critical to the efficient operation of gas turbine power plants and are custom engineered to meet customer-specific requirements.

Gas Turbine Power Generation, Process and Cogeneration Market Overview. All gas turbine power plants combine a gas turbine with a generator to produce electricity. In a simple cycle gas turbine plant, the hot exhaust coming out of the gas turbine is vented to the atmosphere through an exhaust stack. In a combined cycle plant, the hot exhaust coming out of the gas turbine is fed into a heat recovery steam generator (commonly referred to as an “HRSG”); the HRSG captures much of the heat from the gas turbine exhaust to generate steam, which in turn is used to power a steam turbine and generate more electricity before the exhaust is vented into the atmosphere. We manufacture products that are critical components of both simple cycle and combined cycle plants, including filter houses, inlet and exhaust systems and turbine and generator components. We also engineer and manufacture specialized diverter dampers that are used in some combined cycle plants between the gas turbines and the HRSG.

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

As a provider of equipment for simple and combined cycle gas turbine power plants, we expect to benefit from the forecasted growth of gas turbine power plant capacity related to the factors listed above.

Gas Turbine Auxiliary Equipment. Our technical engineering capabilities enable us to design and manufacture what we believe are among the broadest ranges of gas turbine power plant and other power-related equipment to meet each customer’s specific performance requirements. We provide the following comprehensive range of products critical to the operation of gas turbine power plants:

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

•

Selective Catalytic Emission Reduction Systems. Selective catalytic emission reduction systems (commonly referred to as “SCR”) are used in simple cycle gas turbine facilities and are focused on removing oxides of nitrogen and carbon monoxide from the exhaust gas.

•

Packaged Skids, Precision Parts and Specialty Fabrications. Packaged skids in various configurations support the operation of gas turbines. Precision parts and specialty fabrications are used in both new gas turbine equipment and in aftermarket applications.

The contracts under which we sell our products are generally fixed-price contracts, most of which are “lump sum bid” contracts. Under lump sum bid contracts, we bid against other contractors based on relatively fixed customer specifications. A significant portion of our Products Division project destinations are outside of the U.S.

Supply Chain Structure. We fabricate our equipment through a combination of in-house manufacturing at our own facilities in the U.S. and Mexico and outsourced manufacturing in other countries around the world. Our network of high-quality international manufacturing partners, located in more than 20 countries, allows us to manufacture equipment worldwide and maintain a competitive cost structure. Outsourcing the majority of our manufacturing enables us to meet increasing demand without being restricted by internal manufacturing capacity limitations and also reduces our capital expenditure requirements. Our employees work closely with our international manufacturing partners to supervise the fabrication of our products at their facilities to ensure high levels of quality and workmanship. Our use of manufacturing facilities around the world, whether our own or those of our manufacturing partners, allows us to respond to the particular sourcing initiatives of our customers, whether those initiatives call for global sourcing or for localized supply content. While we generally have proven long-term relationships with our subcontractors, we also routinely search for additional fabricators to enhance our ability to manufacture equipment at the lowest cost while maintaining high-quality standards and on-time delivery.

We hold exclusivity agreements with key third-party fabricators for OEMs. We conduct regular quality audits of our fabricators and maintain staff onsite. Fabricators can take one to several years to qualify and meet international standards and it can take one to two years to bring a new fabricator online. We work with our international manufacturing partners to maintain their OEM certification and approved vendor status.

Services Division

Our Services Division, headquartered in Atlanta, Georgia, operates under various entities and trade names under Williams Industrial Services Group, L.L.C. (“Williams”). We provide a comprehensive range of modification, maintenance and construction support services to a wide range of utilities and industrial customers, including nuclear, fossil-fuel and hydroelectric power plants and pulp and paper mills. We provide these services in a general contracting capacity where we manage multiple subcontractors in some cases and in other cases we are retained as a subcontractor on the project. Williams primarily services U.S. based nuclear power plants and performs tasks designed to improve or sustain operating efficiencies.

Industrial Services Industry and Market Overview. The U.S. industrial services industry is a multi-billion dollar industry broadly defined as routine modification, maintenance and technical services provided to industrial facilities ranging from manufacturing facilities to power generation plants. The industry continues to benefit from a shift towards outsourcing as plant operators seek to alleviate financial constraints, reduce labor costs, increase labor utilization and productivity and eliminate operational redundancies.

We expect that power industry demand for these services will be driven by the following factors in the future:

•

Aging Infrastructure. According to the U.S. Department of Energy’s Energy Information Administration, more than half of the electrical generating capacity in the U.S. was placed in service before 1980. Coupled with the relatively limited number of large scale power generation facilities being constructed in the U.S., the efforts to maintain older plants of all types and take advantage of newer and more efficient technologies at existing sites have created opportunities for companies providing these services.

•

Increasing Demand for Nuclear Plant Maintenance. The U.S. currently has 104 operating nuclear reactors that generate approximately 20% of annual electric production. These nuclear reactors have been in operation for an average of more than 30 years and require extensive ongoing engineering and maintenance services to support operations and improve performance. Nuclear power plants in the U.S. are subject to a rigorous program of U.S. Nuclear Regulatory Commission (“NRC”) oversight, inspection, preventive and corrective maintenance, equipment replacement and equipment testing. Nuclear power plants are required by the NRC to go offline to refuel at intervals of no more than 24 months and to perform condition monitoring and preventive maintenance during every refueling outage. NRC regulations also require that nuclear generating facilities be decommissioned, or returned to “greenfield” status, at the end of their operating lives. Initially, commercial nuclear power plants in the U.S. were licensed to operate for 40 years, reflecting the amortization period generally used by electric utility companies for large capital investments. In 2000, the NRC issued the first license renewal to a nuclear power plant, extending its license for an additional 20 years beyond its original 40-year license allowing operations to continue for the long term. At September 2011, the NRC had extended the licenses of 71 reactors, over two thirds of the domestic fleet. The NRC is considering license renewal applications for further units (13 as of October 2011), with more applications expected by 2013. In all, about 90 reactors are expected to operate for 60 years, with owners undertaking increasing modification, maintenance and construction capital projects to upgrade these facilities.

•

New Nuclear Reactor Construction. We expect new nuclear reactors to be constructed over the next 10 years and beyond. Currently there are several new nuclear reactors in the early stages of construction or being re-commissioned in the U.S. Our Services Division is involved in all four projects at varying levels.

We are one of a limited number of companies qualified to perform comprehensive services in U.S. nuclear power plants under rules issued by the NRC. Under these rules, owners of nuclear facilities must qualify contractors by requiring the contractors to demonstrate that they will comply with NRC regulations on quality assurance, reporting of safety issues, security and control of personnel access and conduct. The types of services we provide are frequently subcontracted by full-scope new build contractors. We maintain good relationships with both those firms that may be engaged to manage the full scope of the new operations as well as with the end customers who often specifically request that we provide certain aspects of a particular project based on their historical experience with us.

The services we provide our customers are designed to improve or sustain operating efficiencies and extend the useful lives of process equipment in these facilities. We provide these services both on a constant presence basis and for discrete projects. Our service offerings include the following:

•

Nuclear Power Plant Modification, Maintenance and Construction. We perform a full range of critical services for the nuclear facility market, including capital project, facility upgrades, routine modification and maintenance work.

•	Fossil Fuel and Hydroelectric Power Plant Modification and Construction. We provide routine maintenance, repair and capital project services designed to extend plant life cycles.

•	Other Specialty Services. We provide the following specialty services to both our nuclear and industrial customers:

-	Industrial Painting and Coatings. We perform cleaning, surface preparation, coatings application, quality control and inspection testing, utilizing Williams Insight™, our proprietary analysis system, to help our customers schedule and prioritize major coating projects.

-	Insulation. We provide a variety of industrial insulation services, primarily in process-piping installations. These services are commonly packaged with industrial coating projects.

-	Asbestos and Lead Abatement. We provide abatement services for the removal of asbestos and removal of heavy metal based coatings such as lead paint. We do not take ownership of hazardous materials and do not assume responsibility for the liability associated with the materials other than for our actions meeting applicable statutory and regulatory requirements.

-	Roofing Systems. We routinely replace, repair and upgrade industrial facility roofing systems, primarily within the highly corrosive environments of pulp and paper manufacturing facilities. Our proprietary Pro-Tec™ Panel system allows our employees to safely work above operational equipment on roofing projects while completely containing all refuse materials.

-	Valve Services. We provide integrated valve and actuator services that includes inspection, preventative maintenance and repair of various types of valves and actuators. We offer a full spectrum of valve services for diagnostic testing and analysis, project management, training and engineering.

We provide these services throughout the U.S. with experienced, temporary craft labor directed and supervised by an experienced team of project managers across our network. Our flexible staffing and equipment model enables us to meet seasonal and outage demand without being restricted by internal capacity limitations, thus minimizing our fixed costs.

All of our Services Division revenue is from operations in the U.S. We contract for approximately 85% of the services we provide on a cost-plus basis under contracts that provide for reimbursement of costs incurred plus an amount of profit in the form of a mark-up. We contract for approximately 15% of the services we provide on a fixed-price basis. We bid against other contractors based on customer specifications. Fixed-price contracts present certain inherent risks, including the possibility of ambiguities in the specifications received, problems with new technologies and economic and other changes that may occur over the contract period. Because of efficiencies that may be realized during the contract term, fixed-price contracts may offer greater profit potential than other cost-plus contracts.

Subcontractor Relationships. We often serve as the primary contractor for our customers on projects. For capital projects and facility upgrades, we manage multiple subcontractors including firms that provide nuclear engineering and design capabilities. We believe that we maintain solid relationships with multiple engineering firms and believe that we can obtain these services from more than one firm.

Customers, Marketing and Seasonality

Products. Our Products customers include OEMs, EPC firms, utilities and independent operators of power generation facilities and firms engaged across several process related industries. The end users of most of our products are owners and operators of gas turbine power plants, process plants and refineries. We focus our sales and marketing efforts on gas turbine OEMs and EPC firms engaged by end users of our products, including the developers and operators of gas turbine power plants. We also market our products globally through a sales network consisting of employees and independent representatives in various countries including China, the Netherlands, Egypt, Korea and the U.S. Our sales initiatives focus on highly engineered solutions, excellent performance on existing projects and on-time deliveries that we believe differentiate us from our competitors.

Services. Our Services customers include major private and government owned utilities throughout the U.S. as well as leaders in the U.S. paper and industrial sectors. We market our services using dedicated sales and marketing personnel as well as our experienced on-site operations personnel. We use our service track record with long-term renewable contracts to expand our services and supplement the existing contracts with small to medium sized capital projects. Our Services sales initiatives directly seek to apply operational strengths to specific facilities within the targeted industries and customers throughout the U.S.

A portion of our business, primarily in our Services Division, is seasonal, resulting in fluctuations in revenue and gross profit during our fiscal year. Generally, spring and autumn are the peak periods for our Services Division as those are periods of low electricity demand during which our customers schedule planned outages. Our Products Division is less affected by seasons and is more impacted by the cyclicality of and fluctuations in the domestic and international economies that we serve.

Engineering, Design and Maintenance Capabilities

Products. We believe the design and engineering expertise of our Products Division makes us an industry leader in the field of gas turbine auxiliary equipment. We provide original design, retrofit and upgrade engineering and after-sales maintenance and repair of our products. Our products are custom-designed and engineered to meet the specifications of our customers. We employ a number of degreed engineers specializing in structural, electrical/controls, mechanical, acoustical, industrial and other technical areas. Our engineers and designers use a PC-based network and engineering and drafting programs such as AutoCAD™, ANSYS™, STAAD™, Solidworks™ and several internally developed proprietary programs.

Services. We provide extensive training, certifications and ongoing safety monitoring to all of our project-based employees. For over 11 years, we have maintained a safety record in the top quartile of the industry, benefitting both us and our customers. We maintain a broad range of professional certifications and memberships in national organizations relevant to the performance of many of the specialized services we provide. We are one of a limited number of companies qualified to work anywhere in a U.S. nuclear facility and have been one of the leading providers of coatings at U.S. nuclear facilities for more than 37 years.

Materials and Suppliers

The majority of materials purchased are for the Products Division. The principal materials for our products are carbon steel plate, stainless steel products and other structural shapes and insulation. We obtain these products from a number of domestic and foreign suppliers. The markets for most of the materials we use are served by a large number of suppliers and we believe that we can obtain each of the materials we require from more than one supplier.

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

Services. The barriers to entry in nuclear industrial services where our Services Division is focused are generally high due to NRC qualifications and safety standards. Our competitors vary depending on plant geography and scope of services to be rendered. Several national vendors, which are significantly larger than we are and have significantly greater financial resources than we do, will often compete for larger maintenance and capital project opportunities that become available. Additional smaller vendors that operate on a regional basis often compete for smaller opportunities associated with open shop labor sources. We believe that the key competitive factors in industrial services are reputation, safety record, price, service, quality, breadth of service capabilities and the ability to identify and retain qualified personnel. We believe our project management capabilities including oversight of other nuclear subcontractors, service diversity, long-term customer relationships and safety standards differentiate us from our competitors. We also believe that the fact that we maintain a constant presence at many of our customers’ sites is a key competitive advantage because it provides us with an intimate understanding of these facilities which allows us to better identify our customers’ service needs.

Employees

We had 675 full and part-time employees, excluding temporary Services Division craft labor, as of December 31, 2011. Of these, 161 were employed at our facility in Mexico under a collective bargaining agreement which will expire on December 31, 2012. The number of employees in our Services Division can vary greatly, depending on the timing and requirements for craft labor. Much of our Services Division craft labor employees are contracted through various union agreements. As of December 31, 2011, there were 818 Services Division craft labor employees, of which 648 were under collective bargaining agreements. We believe that our relationships with our employees, both permanent and temporary, are satisfactory. We are not aware of any circumstances that are likely to result in a work stoppage at any of our facilities.

Insurance and Warranty

We maintain insurance coverage for various aspects of our operations. However, exposure to potential losses is retained through the use of deductibles, coverage limits and self-insured retentions.

Typically our contracts require us to indemnify our customers for injury, damage or loss arising from the performance of our services and provide for warranties for materials and workmanship. We may also be required to name the customer as an additional insured up to the limits of insurance available, or we may be required to purchase special insurance policies or surety bonds for specific customers or provide letters of credit in lieu of bonds to satisfy performance and financial guarantees on some projects.

Global Power maintains performance and payment bonding lines sufficient to support the business and a credit facility that is adequate to provide any required letters of credit. We require certain of our Products Division subcontractors to indemnify us and name Braden Manufacturing LLC or other subsidiary as an additional insured for activities arising out of the subcontractors’ work. We require our Services Division subcontractors to indemnify us and our customer and name Williams Industrial Services Group, L.L.C. or other subsidiary as an additional insured for activities arising out of the subcontractors’ work. We also require certain subcontractors to provide additional insurance policies, including surety bonds in favor of us, to secure the subcontractors’ work or as required by contract. There can be no assurance that our insurance and the additional insurance coverage provided by our subcontractors will fully protect us against a valid claim or loss under the contracts with our customers.

Intellectual Property

We use a variety of trademarks, proprietary technologies and other intellectual property in the ordinary course of business in both our Products and Services Divisions. We rely upon our pending and issued patents, registered and unregistered trademark rights, nondisclosure and confidentiality agreements with our employees, subcontractors, customers and others, and on various other security measures to protect our intellectual property. Our patents relating to certain exhaust systems will expire in 2016, and a patent relating to a filter element clip will expire in 2027. Other products are patent pending. We do not believe that any single patent or proprietary technology is material to our business and we do not believe our competitive position would be materially affected by competitors also using similar technologies and systems.

Compliance with Government Regulations

We are subject to certain federal, state and local environmental, occupational health, nuclear regulatory, export and product safety laws applicable in the countries in which we operate. We also purchase materials and equipment from third-parties, and engage subcontractors, who are also subject to these laws and regulations.

Environmental. We are subject to extensive and changing environmental laws and regulations in the U.S. and in foreign jurisdictions where we do business. These laws and regulations relate primarily to air and water pollutants and the management and disposal of hazardous materials. We are exposed to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such pollutants, substances or hazardous materials.

Health and Safety Regulations. We are subject to the requirements of the U.S. Occupational Safety and Health Act and comparable state and foreign laws. Regulations promulgated by these agencies require employers and independent contractors who perform construction services, including electrical and repair and maintenance, to implement work practices, medical surveillance systems and personnel protection programs in order to protect employees from workplace hazards and exposure to hazardous chemicals and materials. In recognition of the potential for accidents within various scopes of work, these agencies have enacted very strict and comprehensive safety regulations.

Nuclear Regulatory Commission. Owners of nuclear power plants are licensed to build, operate and maintain those plants by the NRC. Their license requires that they qualify their suppliers and contractors to ensure that the suppliers and contractors comply with NRC regulations. Our Services Division must demonstrate to its customers that we will comply with NRC regulations related to quality assurance, reporting of safety issues, security and control of personnel access and conduct.

Other Regulatory Matters. To the extent we export technical services, data and products outside of the U.S., we are subject to U.S. and international laws and regulations governing international trade and exports. These include and are not limited to the Foreign Corrupt Practices Act and the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control within the U.S. Department of the Treasury. A failure to comply with these laws and regulations could result in civil or criminal sanctions, including the imposition of fines, the denial of export privileges and suspension or debarment from participation in U.S. government contracts.

While we believe that we operate safely and prudently and in material compliance with all environmental, occupational health, nuclear regulatory, export and product safety laws, there can be no assurance that accidents will not occur or that we will not incur substantial liability in connection with the operation of our business. However, we believe that all our operations are in material compliance with those laws and we do not anticipate any material capital expenditures or material adverse effect on earnings or cash flows as a result of complying with these laws.

Available Information

We file reports with the Securities and Exchange Commission (the “SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to the requirements of the Securities Exchange Act of 1934. The general public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room located at 100 F Street N.E., Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site, www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

You may also obtain copies of our annual reports at our website at www.globalpower.com under the heading “Investor Relations.” The information disclosed on our website is not incorporated by this reference and is not a part of this Annual Report on Form 10-K. We make available on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports, as soon as reasonably practicable after we electronically file with or furnish the reports to the SEC.

Bankruptcy Reorganization

Global Power Equipment Group Inc. and all of its U.S. subsidiaries successfully emerged from bankruptcy pursuant to an approved Plan of Reorganization on January 22, 2008. Upon emergence, we issued 5,266,885 shares of our new common stock to pre-petition equity holders in exchange for stock held before the bankruptcy. On that same date, pursuant to a rights offering, a private placement and related backstop, and our Management Incentive Co-Investment Plan, we issued an additional 9,589,138 shares of our new common stock in exchange for $72.5 million in new capital. The applicable price of our common stock in the rights offering was $7.65 per share. As part of the plan, we also entered into a $150 million exit financing package comprised of a $90 million term loan and a $60 million revolver facility.

Executive Officers of the Registrant

The following sets forth information regarding our current executive officers. Executive officers are appointed by, and hold office at the discretion of, our Board of Directors, subject to the terms of any employment agreements.

Name	Position

David L. Keller	President, Chief Executive Officer and Director

David L. Willis	Senior Vice President and Chief Financial Officer

Tracy D. Pagliara	General Counsel, Secretary, and Vice President of Business Development

Dean J. Glover	Senior Vice President, President of Products Division

Kenneth W. Robuck	Senior Vice President, President of Services Division

Gene F. Schockemoehl	Senior Vice President and President of Braden Manufacturing, LLC

William G. Evans	Vice President and Chief Accounting Officer

David L. Keller, 57, has served as our President, Chief Executive Officer and Director since September 2009. Mr. Keller served as the President and Chief Operating Officer of The Babcock & Wilcox Company (“B&W”), a wholly owned subsidiary of McDermott International, Inc., from March 2001 until his retirement in June 2007. B&W, a company with approximately $2 billion in revenues in 2006, supplies fossil-fuel fired boilers, commercial nuclear steam generators, environmental equipment and components, and boiler auxiliary equipment and provides related services, including construction services. Mr. Keller’s prior position was President of Diamond Power International, Inc., a wholly owned subsidiary of B&W, from March 1998 to February 2001. During his tenure with B&W, Mr. Keller served as a Board Chairman or Director of subsidiaries and joint ventures in the People’s Republic of China, Denmark, the United Kingdom, Australia and South Africa.

He holds a Bachelor of Science degree in Mathematics from the University of Akron.

David L. Willis, 40, has been our Senior Vice President and Chief Financial Officer since January 2008. Mr. Willis has a broad range of leadership experience across a range of industries: restructuring advisory services, telecommunications, energy companies and public accounting. From October 2001 to January 2008, he was with the restructuring practice of Alvarez & Marsal LLC, a global professional services firm, where he served clients in advisory and interim management capacities in connection with the clients’ restructurings, overseeing the development and implementation of initiatives to improve operational and financial performance.

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

Tracy D. Pagliara, 49, has served as our General Counsel, Secretary, and Vice President of Business Development since April 2010. Prior to joining our company, Mr. Pagliara served as the Chief Legal Officer of Gardner Denver, Inc., a leading global manufacturer of highly engineered compressors, blowers, pumps and other fluid transfer equipment, from August 2000 through August 2008. He also had responsibility for other roles during his tenure with Gardner Denver, including Vice President of Administration, Chief Compliance Officer, and Corporate Secretary.

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

Dean J. Glover, 45, is Senior Vice President and President of the Products Division of Global Power Equipment Group Inc. Mr. Glover joined Braden in December 2005 as Chief Operating Officer and was promoted to his positions at Global Power in September 2008. Mr. Glover also holds positions in a number of our subsidiaries, serving as the Chief Executive Officer of Braden, Chief Executive Officer of Braden Construction Services, Inc., the Managing Director of Braden-Europe, B.V., the Chairman of Braden Power Equipment (Shanghai) Co., Ltd. and the President of Steam Enterprises, L.L.C.

Mr. Glover has extensive international experience having lived in various international locations for most of his career. Mr. Glover has over 19 years of commercial and technical experience in the power industry. Prior to joining Global Power, Mr. Glover led the global supply chain, including manufacturing for Diebold Inc. Prior to this, Mr. Glover spent 13 years with General Electric in various managerial and technical roles and is a certified Six Sigma Master Blackbelt. Mr. Glover holds a Bachelor’s Degree in Mechanical Engineering from the University of Nebraska and an M.B.A. from the Kellogg Graduate School of Management, Northwestern University.

Kenneth W. Robuck, 52, is Senior Vice President and President of the Services Division of Global Power Equipment Group, Inc. Mr. Robuck originally joined the Williams Group in 1995 as Vice President of Fossil and Nuclear for Williams Power Corp. He was promoted to President in 1997. Mr. Robuck left Williams Power Corp. in 2000 and joined Alberici Constructors, Inc., a major North American construction firm as Vice President of Energy and Chemical. He returned to the Williams Group in 2005 as President of Williams Plant Services, LLC, the largest of the Williams’ subsidiaries which is responsible for all major maintenance and construction services work. In early 2006, Mr. Robuck was promoted to Chief Operating Officer of Williams Industrial Services Group and was subsequently appointed as President in 2007. Mr. Robuck has over 31 years of experience in the nuclear power, fossil-fuel power, petrochemical and related industrial industries. Mr. Robuck is a graduate of Auburn University with a B.S. in Civil Engineering.

Gene F. Schockemoehl, 62, is Senior Vice President of Global Power Equipment Group Inc., and President of Braden. Mr. Schockemoehl has served as President of Braden since January 1994 and as Vice President of Global Power since June 1998.

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

William G. Evans, 44, is Vice President and Chief Accounting Officer of Global Power Equipment Group Inc. Prior to joining our finance department in June 2011, Mr. Evans served as Vice President and Chief Accounting Officer of Seahawk Drilling, Inc. (“Seahawk”) from August 2009 until February 2011. In February 2010, Seahawk filed for bankruptcy. From February 2009 to August 2009, Mr. Evans served as the Chief Accounting Officer of Seahawk, which at that time was a division of Pride International, Inc. (“Pride”). From August 2006 until February 2009, Mr. Evans served as Director of SEC Reporting and Analysis for Pride. During his employment at Seahawk and Pride, Mr. Evans was responsible for the public company reporting requirements of the companies, and, in his capacity as Chief Accounting Officer, for the overall accounting function of Seahawk. Both Seahawk and Pride are engaged in the business of providing offshore contract drilling services. Prior to Seahawk and Pride, Mr. Evans held positions with Deloitte and Touche LLP and Arthur Andersen LLP. Mr. Evans received his Bachelor of Business Administration degree from Baylor University and is a Certified Public Accountant.

Item 1A. Risk Factors.

Our business, financial condition and results of operations may be impacted by one or more of the following factors, any of which could cause actual results to vary materially from historical and current results or anticipated future results.

Risk Factors Related to Our Operations

If the U.S. were to change its support of nuclear power, it could have a material adverse effect on our operations.

The U.S. government has been supportive of increased investment in nuclear power as it represents approximately 20% of the total power generating capacity in the U.S. However, if the federal government changed its policy or if public acceptance of nuclear technology declines, demand for nuclear power could be negatively affected and potentially increase the regulation of the nuclear power industry. The Japan nuclear accident in March 2011 led to the establishment of the NRC’s Japan Task Force which concluded that there was no imminent risk from continued operation and licensing activities and made recommendations for safety and emergency preparedness. The NRC is currently considering those recommendations. We expect to see additional long-term opportunities resulting from these recommendations; however, any reduced demand for nuclear power or increased regulation could adversely affect our customers, which in turn could have a material adverse effect on our revenue.

If our costs exceed the estimates we use to set the fixed-prices of our contracts, our earnings will be reduced.

The majority of our gas turbine auxiliary equipment sales contracts and a portion of our nuclear and industrial services contracts are entered into on a fixed-price basis. These fixed-price contracts have a limited ability to recover any cost overruns. Contract prices are established based in part on our projected costs, which are subject to a number of assumptions. The costs that we incur in connection with each contract can vary, sometimes substantially, from our original projections. Because of the large scale and complexity of our contracts, unanticipated changes may occur, such as customer budget decisions, design changes, delays in receiving permits and cost increases, as well as delays in delivery of our products. We often are contractually subject to liquidated damages for late delivery. Unanticipated cost increases or delays may occur as a result of several factors, including:

•	increases in the cost of commodities (primarily steel plate), labor or freight;

•	unanticipated technical problems; and

•	suppliers’ or subcontractors’ failure to perform, requiring modified execution plans or re-work.

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

Our future revenue and operating results may vary significantly from reporting period to reporting period.

Our quarterly and annual revenue and earnings have varied in the past and are likely to vary in the future. Our gas turbine auxiliary equipment sales contracts stipulate customer-specific delivery terms that, coupled with other factors beyond our control, may result in uneven recognition of revenue and earnings over time. Customer-imposed delays can significantly impact the timing of revenue recognition. Due to our relatively large average contract size, our gas turbine auxiliary equipment sales volume during any given period may be concentrated in relatively few orders, intensifying the magnitude of these fluctuations. Furthermore, some of our operating costs are fixed. As a result, we may have limited ability to reduce our operating costs in response to unanticipated decreases in our revenue or the demand for our products in any given reporting period. Therefore, our operating results in any reporting period may not be indicative of our future performance. Because we must make significant estimates related to potential costs when we recognize revenue on a percentage-of-completion basis, these costs may change significantly from reporting period to reporting period based on new project information. For example, if labor efficiency experienced on a project is lower than we estimated at the outset of the project, the costs incurred on the project will increase and the percentage of completion may be reduced from earlier estimates. In addition, most of our gas turbine auxiliary equipment revenue is based on fixed-price contracts, and the relative profitability can vary significantly between contracts. As a result, our profitability can vary from reporting period to reporting period based on the specific contract mix.

We may not be able to maintain or expand our business outside the U.S. because of numerous factors outside our control.

Our international operations are subject to a number of risks inherent in doing business outside the U.S. including:

•	labor unrest;

•	regional economic uncertainty;

•	sovereign debt issues including the European debt crisis;

•	political instability including unrest in the Middle East;

•	restrictions on the transfer of funds into or out of a country;

•	currency exchange rate fluctuations;

•	export duties and quotas;

•	expropriations;

•	domestic and foreign customs and tariffs;

•	current and changing regulatory environments;

•	potentially adverse tax consequences;

•	availability of financing;

•	unfavorable commercial terms and conditions; and

•	potential for adverse dispute resolution outcomes.

These factors may impact our ability to meet product delivery commitments in foreign countries that could result in a decline in revenue or profitability and could adversely affect our ability to maintain or expand our business outside the U.S.

We conduct our manufacturing operations on a worldwide basis and are subject to risks associated with doing business outside the U.S.

We have manufacturing facilities and subcontractors in many countries outside of the U.S. including China, Poland, Romania, the Middle East and Mexico, and increasing our manufacturing footprint in low cost countries is an important element of our strategy. There are a number of risks associated with doing business internationally, including (a) exposure to local economic and political conditions, (b) social unrest such as risks of terrorism or other hostilities, (c) currency exchange rate fluctuations and currency controls, (d) export and import restrictions, and (e) the potential for shortages of trained labor. In particular, there has been social unrest in the Middle East and Mexico and any increased violence in or around our manufacturing facilities could impact our business by disrupting our supply chain, and the delivery of products to customers. In addition, the increased violence in or around our manufacturing facilities could present several risks to our employees who may be directly affected by the violence and may result in a decision by them to relocate from the area, or make it difficult for us or our subcontractors to recruit or retain talented employees. The likelihood of such occurrences and their potential effect on us is unpredictable and vary from country to country. Any such occurrences could be harmful to our business and our financial results.

A substantial portion of our revenue is from sales of equipment for gas turbine power plants. During periods of declining construction of new gas turbine power plants, the market for our products is significantly diminished.

The demand for our products depends on the continued construction of gas turbine power generation plants. The power generation equipment industry has experienced cyclical periods of slow growth or decline. In periods of decreased demand for new gas turbine power plants, our customers may be more likely to decrease expenditures on the types of products and systems that we supply and, as a result, our future revenue may decrease. These projects typically require funding from a healthy credit market as well. As long as credit markets are tight, funding could be difficult to obtain therefore delaying or even cancelling these types of projects entirely. A rise in the price or a shortage in the supply of natural gas could affect the profitability or operations of gas turbine power plants, which could adversely affect our future revenue. These and other factors may temper demand for our products. If in a particular geographic area prices of natural gas are so high or the supply of natural gas is so limited as to make the construction of new gas turbine power plants uneconomical in that geographic area, we may not derive any future revenue from projects in that geographic region unless and until those factors are reversed.

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

Other current power technologies, improvements to these technologies and new alternative power technologies that compete or may compete in the future with gas turbine power plants could affect our sales and profitability. Any change in the power generation industry that results in a decline in the construction of new combined cycle and simple cycle power plants or a decline in the upgrading of existing simple cycle power plants to combined cycle power plants could materially adversely affect our sales.

A small number of major customers account for a significant portion of our revenue, and the loss of any of these customers could negatively impact our business.

We depend on a relatively small number of customers for a significant portion of our revenue. In 2011, three customers accounted for approximately 50% of our consolidated revenue and approximately 46% of our backlog at the end of the year. In 2010, three customers accounted for approximately 60% of our consolidated revenue and approximately 36% of our backlog at the end of the year. In 2009, four customers accounted for approximately 52% of our consolidated revenue and approximately 54% of our backlog at the end of the year. Other than their obligations under firm orders placed in our backlog, none of our customers have a long-term contractual obligation to purchase any material amounts of products or services from us. All of our firm orders contain cancellation provisions, which permit us to recover only our costs and a portion of our anticipated profit if a customer cancels its order. If a customer elects to cancel, we would not realize the full amount of future revenue included in our backlog. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. Because our major customers represent a large part of our business, the loss of any of our major customers could negatively impact our business and results of operations. Several of our customers have the ability to internally source some of the products we manufacture. Any increase in this activity could reduce our sales.

Our business volumes with each of our largest customers are highly dependent on power generation capacity additions for our Products Division and on operations and maintenance budgets for domestic utilities for our Services Division. Fluctuations in any of these factors could materially adversely impact our results.

The dollar amount of our backlog, as stated at any time, is not necessarily indicative of our future revenue.

When we receive a firm order for a project from a customer, it is added to our backlog. However, customers may cancel or delay projects for reasons beyond our control and we may be unable to replace any canceled orders with new orders. To the extent projects are delayed, the timing of our revenue could be affected. If a customer cancels an order, we may be reimbursed for the costs we have incurred. Typically, however, we have no contractual right to the full amount of the revenue reflected in our backlog contracts in the event of cancellation. In addition, projects may remain in our backlog for extended periods of time. Revenue recognition occurs over extended periods of time and is subject to unanticipated delays. Fluctuations in our reported backlog levels also result from the fact that we may receive a small number of relatively large orders in any given reporting period that may be included in our backlog. Because of these large orders, our backlog in that reporting period may reach levels that may not be sustained in subsequent reporting periods. Our backlog, therefore, is not necessarily indicative of our future revenue or of long-term industry trends.

The success of our business is partially dependent upon maintaining our safety record.

Our ability to obtain new business and retain our current business, particularly in our Services Division, is partially dependent on our continuing ability to maintain a safety record that exceeds the industry average. If we fail to maintain superior safety performance, or if serious accidents occur in spite of our safety procedures, our revenue and results of operations could be materially and adversely affected.

Our dependence on suppliers and subcontractors could expose us to the risk of loss in our operations.

We rely significantly on suppliers to obtain necessary materials and subcontractors to perform manufacturing and services. Although we are not dependent on any single supplier or subcontractor, any substantial limitation on the availability of required suppliers or subcontractors could negatively impact our operations. The risk of a lack of available suppliers or subcontractors may be heightened as a result of recent market and economic conditions. To the extent we cannot engage subcontractors or acquire equipment or materials, we could experience losses in the performance of our operations.

Our former operating unit has been named as a defendant in asbestos personal injury lawsuits.

Our former operating unit has been named as a defendant in a limited number of asbestos personal injury lawsuits. Neither we nor our predecessors ever mined, manufactured, produced or distributed asbestos fiber, the material that allegedly caused the injury underlying these actions. The bankruptcy court’s discharge order issued upon emergence from bankruptcy extinguished the claims made by all plaintiffs who had filed asbestos claims against us before that time. We believe the bankruptcy court’s discharge order should serve as a bar against any later claim filed against us, including any of our subsidiaries, based on alleged injury from asbestos at any time before emergence from bankruptcy. In all of the asbestos cases finalized post-bankruptcy, we have been successful in having such claims dismissed without liability. Findings of liability on our part in any of these cases that were filed against us after we emerged from bankruptcy that remain unresolved could have an adverse effect on our financial position, results of operations or liquidity.

Efforts to increase our size through acquisitions will involve risks that could result in a material adverse effect on our business.

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

If we fail to comply with environmental laws or regulations, we may be subject to significant liabilities for fines, penalties or damages, or lose or be denied significant operating permits. For example, if employees of our Services Division accidentally release hazardous substances while working at a customer’s facility, we may be subject to fines and costs of clean up as well as lawsuits by third parties. In addition, some environmental laws impose liability for the costs of investigating and remediating releases of hazardous substances without regard to fault and on a joint and several basis, so that in some circumstances, we may be liable for costs attributable to hazardous substances released into the environment by others.

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

For example, a failure of a filter house provided by us could result in significant damage to costly precision components of the gas turbine generator that takes in conditioned air from the filter house. This, in turn, could cause the owner of the gas turbine to seek to recover significant damages from us. The insurance policies we maintain to cover claims of this nature are subject to deductibles and recovery limitations as well as limitations on contingencies covered, and we may, therefore, suffer losses from these claims for which no insurance recovery is available.

Expiration of the Price-Anderson Act’s indemnification authority could have adverse consequences on our Services Division.

We provide services to the nuclear industry through our Services Division. The Price-Anderson Act promotes the nuclear industry by offering broad indemnification to commercial nuclear power plant operators and the Department of Energy (“DOE”) for liabilities arising out of nuclear incidents at power plants licensed by the NRC and at DOE nuclear facilities. That indemnification protects not only the NRC licensee or DOE prime contractor, but also others like us who may be doing work under contract or subcontract for a licensed power plant or under a DOE prime contract. To date, there has been no occasion for a determination of whether the Price-

Anderson Act’s indemnification provisions apply to all nuclear liabilities that might be incurred by a radioactive materials cleanup contractor. The recently enacted Energy Policy Act extended the Price-Anderson Act for an additional 20 years. A problem related to our provision of services at a nuclear facility could lead to a damage claim against us for which we might not be entitled to indemnification. In addition, any well-publicized problem with those services, whether actual or perceived, could adversely affect our reputation and reduce demand for our services.

Our revenue would be adversely affected if our patents and other intellectual property rights are unable to protect our proprietary products.

Our success depends significantly on our ability to protect our intellectual property rights to the technologies and know-how used in our proprietary products and software programs. We rely on patent protection, as well as a combination of trade secret, unfair competition and similar laws and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary rights. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We also rely on unpatented proprietary technology. We cannot provide assurance that we can meaningfully protect all of our rights in our unpatented proprietary technology, or that others will not independently develop substantially equivalent proprietary products or processes or otherwise gain access to our unpatented proprietary technology.

If we were required to commence legal actions to enforce our intellectual property or proprietary rights or to defend ourselves against claims that we are infringing on the intellectual property or proprietary rights of others, we could incur substantial losses and/or costs and divert management’s attention from operations.

Our failure to attract and retain qualified personnel, including engineers, skilled workers and key officers, could have an adverse effect on us.

Our ability to attract and retain qualified professional and/or skilled personnel in accordance with our needs, either through direct hiring, subcontracting or acquisition of other firms employing such professionals, is an important factor in determining our future success. The market for these professionals is competitive, and there can be no assurance that we will be successful in our efforts to attract and retain needed personnel. Our ability to successfully execute our business strategy depends, in part, on our ability to attract and retain highly qualified, experienced mechanical, design, structural and software engineers, service technicians, marketing and sales personnel in our Products and Services Divisions. Demand for these workers can at times be high and the supply extremely limited. Our success is also highly dependent upon the continued services of our key officers, and we do not maintain key employee insurance on any of our executive officers.

If we are unable to retain qualified personnel, the roles and responsibilities of those employees will need to be filled, which may require that we devote time and resources to identifying, hiring and integrating new employees. In addition, the failure to attract and retain key employees, including officers, could impair our ability to sustain or expand our operations, to provide services to our customers and conduct our business effectively.

Demand for our products and services is cyclical and vulnerable to economic slowdowns and reductions in private industry and government spending. In times of general economic contraction, our revenue, profits and our financial condition may be adversely affected and will not necessarily rise in tandem with general economic expansion.

The industries we serve historically have been, and will likely continue to be, cyclical in nature and vulnerable to general slowdowns in the domestic and international economies. Consequently, our results of operations have fluctuated and may continue to fluctuate depending on the demand for products and services from these industries.

Orders for new electrical power generation capacity are placed by our customers with long lead times. Consequently, our bookings and revenue may rise or fall sharply as total industry orders tend to follow pronounced cycles of general expansion and contraction. During a contraction phase, limited investment in new projects, deferrals of planned projects and project cancelations may significantly reduce our potential recognition of revenue and profits. At the end of an expansion phase, the existence of excess capacity will negatively affect power prices which results in a reduction in new orders. In addition to being cyclical in nature, our revenue does not correlate precisely with changes in actual or forecasted new capacity due to timing differences in revenue recognition.

During periods of declining demand for power, many of our customers may face budget shortfalls or may delay capital spending that may decrease the overall demand for our products and services. Our customers may find it more difficult to obtain project financing due to limitations on the availability of credit and other uncertainties in the global credit markets. In addition, our customers may demand better pricing terms and their ability to timely pay our invoices may still be affected by the recent economic slowdown. If private industry and government spending are reduced, then our revenue, net income and overall financial condition may be adversely affected.

Systems and information technology interruption could adversely impact our ability to operate.

We depend on our information technology systems for many aspects of our business. Our business may be adversely affected if our systems are disrupted by security breaches or if we are unable to improve, upgrade, integrate or expand our systems to meet our changing needs. For example, we are in the process of converting to a new enterprise resource planning system in our Products Division and a failure to successfully implement such new system could adversely affect our business. Any damage, delay or loss of critical data associated with our systems may delay or prevent certain operations and may materially adversely affect our financial condition, results of operations and cash flows.

The supply and cost of materials we use in manufacturing our products fluctuates and could increase our operating costs.

Steel is a significant portion of the raw materials used in our products. Local shortages of steel plate sometimes arise and it is possible that an adequate supply of steel will not continue to be available in all locations on terms acceptable to us. The materials we use in our products are subject to price fluctuations that we cannot control. Changes in the cost of raw materials can have a significant effect on our gross margins. Rapid increases in material prices are difficult to pass through to customers. If we are unable to pass on these higher costs, our results of operations and financial condition could be negatively impacted.

Our participation in multiemployer pension plans could adversely impact our liquidity and results of operations.

In addition to our defined contribution plan, we also contribute to over 150 multiemployer pension plans throughout the U.S. where we retain project-based craft labor. We believe that our responsibility for potential withdrawal liabilities associated with participating in multiemployer pension plans is limited because the building and construction trades exemption should apply to the substantial majority of our plan contributions. However, pursuant to the Pension Protection Act of 2006 and other applicable law, we are also exposed to other potential liabilities associated with plans that are underfunded. As of December 31, 2011, we had been notified that certain pension plans were in critical funding status. Currently, certain plans are developing, or have developed, a rehabilitation plan that may call for a reduction in participant benefits or an increase in future employer contributions. Therefore, in the future, we could be responsible for potential surcharges, excise taxes and/or additional contributions related to these plans which could impact our liquidity and results of operations. Additionally, market conditions and the number of participating employers remaining in each plan may result in a reorganization, insolvency or mass withdrawal that could materially affect the funded status of multiemployer plans and our potential withdrawal liability, if applicable. We continue to actively monitor, assess and take steps to limit our potential exposure to any surcharges, excise taxes, additional contributions and/or withdrawal liabilities. However, we cannot, at this time, estimate the full amount, or even the range, of this potential exposure.

Foreign exchange risks may affect our ability to realize a profit from certain projects or to obtain projects.

We generally attempt to denominate our contracts in U.S. Dollars or in the currencies of our expenditures. However, we do enter into contracts that subject us to foreign exchange risks, particularly to the extent contract revenues are denominated in a currency different than the contract costs. We may seek to minimize our exposure from foreign exchange risks by limiting foreign currency contracts to those currencies where we have ongoing operating expenditures or entering into hedge contracts if there are limited ongoing expenditures in the same currencies. However, these actions may not always eliminate all foreign exchange risks.

New legislation and regulatory initiatives relating to hydraulic fracturing could result in increased costs and additional operating restrictions or delays to our customers and our operations.

Members of the U.S Congress and the U.S. Environmental Protection Agency (“EPA”) are reviewing more stringent regulation of hydraulic fracturing, a technology which involves the injection of water, sand and chemicals under pressure into rock formations to stimulate oil and natural gas production. Both the U.S. Congress and the EPA are studying whether there is any link between hydraulic fracturing and soil or ground water contamination or any impact on public health or the environment. Legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In addition, some states have adopted and others are considering adopting regulations that could restrict hydraulic fracturing. Any new laws, regulation or permitting requirements regarding hydraulic fracturing could lead to delays in the construction of new gas turbine power plants and/or increased operating costs for existing gas turbine power plants which could negatively impact demand for our products.

We are subject to anti-bribery laws in the countries in which we operate. Failure to comply with these laws could result in our becoming subject to penalties and the disruption of our business activities.

Many of the countries in which we transact business have laws that restrict the offer or payment of anything of value to government officials or other persons with the intent of gaining business or favorable government action. We are subject to these laws in addition to being governed by the U.S. Foreign Corrupt Practices Act restricting these types of activities. In addition to prohibiting certain bribery-related activity with foreign officials and other persons, these laws provide for recordkeeping and reporting obligations.

Any failure by us, our subcontractors, agents or others who work for us on our behalf to comply with these legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties. The failure to comply with these legal and regulatory obligations could also result in the disruption of our business activities.

A change in tax laws, treaties or regulations, or their interpretation, of any country in which we operate could increase our tax burden and otherwise adversely affect our financial condition, results of operations and cash flows.

A change in tax laws, treaties or regulations, or their interpretation, of any country in which we operate could result in a higher tax rate on our earnings, which could result in a significant negative impact on our earnings and cash flows from operations. We continue to assess the impact of various legislative proposals, including U.S. federal and state proposals, and modifications to existing tax treaties, that could result in a material increase in our taxes. We cannot predict whether any specific legislation will be enacted or the terms of any such legislation. However, if such proposals were to be enacted, or if modifications were to be made to certain existing treaties, the consequences could have a materially adverse impact on us, including increasing our tax burden, increasing costs of our tax compliance or otherwise adversely affecting our financial condition, results of operations and cash flows.

Work disruptions resulting from the expiration of our collective bargaining agreements or otherwise could result in increased operating costs and affect our operating performance.

Certain of our temporary Services Division craft employees are represented by labor unions with which we have collective bargaining agreements. There can be no assurance that we will not experience labor disruptions associated with a lengthy strike or the expiration or renegotiation of collective bargaining agreements or other work stoppage at our Mexico facility or at our customer locations, which could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.

Risk Factors Related to Our Liquidity and Capital Resources

Volatility and uncertainty of the credit markets may negatively impact us.

We intend to finance our existing operations and initiatives with existing cash and cash equivalents, investments, cash flows from operations and potential borrowings under our new $100 million Credit Facility (“New Credit Facility”) entered into on February 21, 2012. If adverse national and international economic conditions continue or deteriorate further, it is possible that we may not be able to fully draw upon our New Credit Facility and we may not be able to obtain new financing on favorable terms. In addition, deterioration in the credit markets could adversely affect the ability of many of our customers to pay us on time and the ability of many of our suppliers to meet our needs on a competitive basis. If we cannot access necessary additional funds on acceptable terms, our business and operations may be negatively impacted.

Our inability to obtain adequate surety bonding or letters of credit could reduce our ability to bid on new work, which could have a material adverse effect on our future revenue and business prospects.

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

The limitations and covenants contained in our New Credit Facility could constrain our ability to borrow additional money, sell assets and make acquisitions. Compliance with these restrictions and covenants may limit our ability to fully implement elements of our business strategy.

Our New Credit Facility contains a number of limitations and covenants that could limit our ability and that of our subsidiaries to:

•	borrow money or make capital expenditures;

•	incur liens;

•	pay dividends or make other restricted payments;

•	merge or sell assets;

•	enter into transactions with affiliates; and

•	make acquisitions.

In addition, our New Credit Facility contains other covenants, including covenants that require us to maintain specified financial ratios, including total leverage and interest coverage.

If we are unable to remain in compliance with our financial covenants currently in effect under our New Credit Facility or obtain additional amendments or waivers from our lenders, we may be forced to reduce or delay capital expenditures and business acquisitions, restructure or refinance our indebtedness, decline certain business opportunities from customers or seek additional capital.

If we were required to write down our goodwill or other indefinite lived long-term assets, our results of operations and stockholders’ equity could be materially adversely affected.

We have approximately $86.5 million of goodwill and indefinite lived long-term assets recorded on our consolidated balance sheet as of December 31, 2011. We are required to review goodwill and indefinite lived long-term assets for impairment at least annually in accordance generally accepted accounting principles in the U.S. If our results of operations decline, an impairment may be triggered. If we were required to write down our goodwill or long-lived assets, our results of operations and financial position could be materially adversely affected.

We are exposed to market risks from changes in interest rates and foreign currency exchange rates.

We are subject to market risk exposure related to changes in interest rates and from fluctuations in foreign currency exchange rates. Portions of our operations are located in foreign jurisdictions and a portion of our billings is paid in foreign currencies. Changes in foreign currency exchange rates or weak economic conditions in foreign markets could therefore cause fluctuations in those revenues derived from foreign operations. For example, a decrease in the value against the U.S. dollar of the foreign currency we receive for a project as to which a significant portion of our costs are incurred in U.S. dollars would adversely affect our revenue, as expressed in U.S. dollars, and our net income from that project. In addition, sales of products and services are affected by the value of the U.S. dollar relative to other currencies. Changes in foreign currency rates can also affect the costs of our products purchased or manufactured outside the U.S. Changes in interest rates or foreign currency exchange rates could materially adversely affect our results of operations and financial position.

Concerns regarding the European debt crisis and market perceptions concerning the instability of the euro, the potential re-introduction of individual currencies within the Eurozone, or the potential dissolution of the euro entirely, could adversely affect our business, results of operations and financing.

As a result of the debt crisis with respect to countries in Europe, in particular most recently in Greece, Italy, Ireland, Portugal and Spain, the European Commission created the European Financial Stability Facility (the “EFSF”) and the European Financial Stability Mechanism (the “EFSM”) to provide funding to countries using the Euro as their currency (the “Eurozone”) that are in financial difficulty and seek such support.

In March 2011, the European Council agreed on the need for Eurozone countries to establish a permanent financial stability mechanism, the European Stability Mechanism, which will be activated by mutual agreement, to assume the role of the EFSF and the EFSM in providing external financial assistance to Eurozone countries after June 2013. Despite these measures, concerns persist regarding the debt burden of certain Eurozone countries and their ability to meet future financial obligations, the overall stability of the euro and the suitability of the euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries.

These concerns could lead to the re-introduction of individual currencies in one or more Eurozone countries, or, in more extreme circumstances, the possible dissolution of the euro currency entirely. Should the euro dissolve entirely, the legal and contractual consequences for holders of euro-denominated obligations would be determined by laws in effect at such time. These potential developments, or market perceptions concerning these and related issues, could adversely affect the value of our euro-denominated assets and obligations. In addition, concerns over the effect of this financial crisis on financial institutions in Europe and globally could have an adverse impact on the capital markets generally, and more specifically on the ability of our customers, suppliers and lenders to finance their respective businesses, to access liquidity at acceptable financing costs, if at all, on the availability of supplies and materials and on the demand for our products.

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

We have not paid dividends in the past. Investors seeking guaranteed cash dividends should not purchase shares of our common stock.

We have not declared or paid any cash dividends on our common stock in the past and have retained earnings, if any, to finance the expansion of our business. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. Accordingly, investors seeking guaranteed cash dividends should not purchase our shares.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate office is currently located in Irving, Texas. We have six other U.S. facilities, as well as facilities in the Netherlands, Mexico and China. The following table sets forth information about our material facilities as of December 31, 2011:

Location	Owned/Leased (Expiration Date)	Principal Uses
Irving, Texas	leased (8/31/17)	Administrative office (corporate headquarters)
Tulsa, Oklahoma	leased (8/31/16)	Manufacturing and administrative office
Auburn, Massachusetts	owned	Manufacturing and administrative office
Heerlen, The Netherlands	leased (10/31/14)	Administrative office
Monterrey, Mexico	owned	Manufacturing
Atlanta, Georgia	leased (9/30/14)	Administrative office

We consider each of our facilities to be in good operating condition and sufficient for our current use. Our real properties are encumbered by liens under our New Credit Facility. We have entered into a commitment to acquire in 2014 our office in Heerlen, The Netherlands for $0.9 million in U.S. Dollars, based on the exchange rate as of December 31, 2011.

Item 3. Legal Proceedings.

For a description of our material pending legal and regulatory proceedings and settlements, see Note 14 – Commitments and Contingencies included in our consolidated financial statements included in this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosure.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price of Our Common Stock

Our common stock began trading on the NASDAQ Stock Market under the trading symbol “GLPW” on August 5, 2010. The following table sets forth the high and low sale prices for our common stock based on intra-day high and low prices during the periods indicated:

2010 Quarter Ended	High	Low

September 30, 2010	$16.75	$13.73
December 31, 2010	$23.82	$14.64

2011 Quarter Ended	High	Low

March 31, 2011	$29.03	$20.59
June 30, 2011	$30.18	$24.96
September 30, 2011	$27.23	$22.08
December 31, 2011	$28.58	$20.89

Prior to August 5, 2010, our common stock issued was quoted on the over-the-counter “Pink Sheets” under the symbol “GLPW.PK.” The following table sets forth the high and low sales prices per share of our common stock, as traded on the over-the-counter “Pink Sheets,” during the first two quarters of 2010.

2010 Quarter Ended	High	Low

March 31, 2010	$17.10	$12.96
June 30, 2010	$19.08	$13.50

As of March 9, 2012, the closing price of our common stock was $23.00 per share. There were 16,427,049 shares of our common stock outstanding and there were approximately 102 holders of record of our common stock. We believe that the number of beneficial holders of our common stock is substantially greater than the number of holders of record.

Dividend Policy

We have not paid any cash dividends to date. The declaration and payment of dividends is subject to the discretion of our Board of Directors. The timing, amount and form of dividends, if any, will depend on our results of operations, financial condition and such other requirements as deemed relevant by our Board of Directors.

Warrant Exercises

Through December 31, 2011, warrants to purchase an aggregate of 1,076,954 shares of common stock (out of the originally issued warrants to purchase 1,807,236 shares) had been exercised. The warrants were exercised for both cash and in cashless transactions, and as a result, we have issued 697,630 shares of common stock in connection with such exercises. In connection with exercises in cashless transactions, shares of common stock were withheld and such shares are held by us as treasury shares. As of December 31, 2011, 730,282 warrants remained outstanding.

Issuer Purchase of Equity Securities

The following table presents information regarding our repurchases of shares of our common stock on a monthly basis during the fourth quarter of 2011.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan (2)

October 1-31, 2011	891	$25.79	N/A	N/A
November 1-30, 2011	—	—	N/A	N/A
December 1-31, 2011	1,664	$23.75	N/A	N/A

Total	2,555	$24.46	N/A	N/A

(1)

Represents the surrender of shares of common stock to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock awards issued to employees under our stockholders-approved long-term incentive plan.

(2)	We did not have at any time during the quarter, and currently do not have, a share repurchase program in place.

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

	Years Ended December 31,
($ in thousands, except per share data)	2011	2010	2009	2008		2007
Statement of Operations				(Debtor-in-Possession)
Total revenue	$456,839	$482,470	$499,633	$486,937		$346,943
Gross profit	77,117	87,281	78,744	84,723		58,608
Gross profit percentage	17%	18%	16%	17%		17%
Selling and administrative expenses	50,561	47,662	41,131	44,370		39,209
Reorganization expense (income)	17	(1,477)	1,030	23,574		33,102

Operating income	26,539	41,096	36,583	16,779		(13,703)
Interest expense, net	1,119	7,052	9,667	11,667		10,057
Other income	(98)	(1,026)	(57)	(33)		(71)

Income (loss) from continuing operations before income tax	25,518	35,070	26,973	5,145		(23,689)
Income tax (benefit) expense	(37,538)	5,964	4,645	2,536		3,004

Income (loss) from continuing operations	63,056	29,106	22,328	2,609		(26,693)
Income from discontinued operations (2)	13,802	11,529	5,559	32,229		11,752

Net income (loss)	$76,858	$40,635	$27,887	$34,838		$(14,941)

Earnings (Loss) Per Share from continuing operations:
Basic	$3.95	$1.91	$1.49	$0.18		$(5.07)
Diluted	$3.70	$1.78	$1.43	$0.18		$(5.07)
Common shares outstanding:
Weighted-average shares outstanding
Basic	15,981	15,254	14,972	14,267	(1)	5,262
Diluted	17,024	16,321	15,591	14,593	(1)	5,262
Balance Sheet
Current assets	$200,542	$158,439	$211,803	$184,800		$163,669
Total assets	316,150	265,725	326,011	301,039		275,881
Current liabilities	51,593	64,555	145,601	115,132		143,985
Liabilities subject to compromise	—	207	541	604		122,435
Long-term debt (including current portion)	—	—	65,325	85,000		20,000
Stockholders’ equity (deficit)	$258,654	$179,056	$136,478	$105,273		$(205)

(1)

Pursuant to our Bankruptcy Plan of Reorganization, all outstanding equity interests in Global Power were cancelled as of January 22, 2008. Each holder of an equity interest as of November 6, 2007 received a non-transferable, non-certificated right to purchase up to its pro rata share of the new common stock in a rights offering that commenced on November 6, 2007 and expired on December 13, 2007. As a result, on January 22, 2008, we issued 14,744,009 shares of new common stock.

(2)

Discontinued operations includes the results of our discontinued operations related to the sale of the Deltak business unit in 2011, the winding down of the Deltak large-scale HRSG operations and the 2007 sale of Global Power Asia, Ltd.

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

Overview

We are a comprehensive provider of gas turbine auxiliary equipment and maintenance services for customers in the domestic and international energy, power infrastructure and service industries. We operate through two business segments, which we refer to as our Products Division and our Services Division.

•

Through our Products Division, we design, engineer and manufacture a comprehensive range of gas turbine auxiliary equipment primarily used to enhance the efficiency and facilitate the operation of gas turbine power plants as well as for other industrial, energy and power-related applications.

•

Through our Services Division, we provide on-site specialty, maintenance and outage management services for commercial nuclear reactors and specialty maintenance and other industrial services to fossil-fuel and hydroelectric power plants and other industrial operations in the U.S. These services include a comprehensive range of industrial modification, maintenance, construction and specialty services.

Sale of Deltak Assets

On August 31, 2011, we sold substantially all of the operating assets of our Deltak business unit, which was part of our Products Division, to Hamon Corporation, a subsidiary of Hamon & Compagnie International SA, for $31.0 million in cash, less a $4.9 million working capital adjustment. Given that Deltak’s products were primarily for industrial and process applications, the divestiture allows us to focus on our power generation end markets. We have reclassified the historical results of operations of our Deltak business unit to discontinued operations for all periods presented. Unless noted otherwise, the discussion and analysis that follows relates to our continuing operations only.

Industry Trends and Outlook

Products Division. Demand for our product lines has historically fluctuated with industrial demand for new power generating capacity. Our products are sold globally and there is generally about six to 12 months from when the order is booked until it is shipped. The demand for our products is based on worldwide economic growth and long-term views regarding natural gas as an energy source.

With stabilizing gross domestic product (“GDP”) forecasts worldwide, the correlated impact of GDP growth on power consumption and an increased focus on shale gas development in North America and other markets, we believe that demand for gas-fired power generation plants is likely to strengthen over time due to their relatively quick construction times, low capital costs and low carbon emissions as compared to other forms of fossil-fueled power plants. While renewable energy sources could reduce future gas-fired power additions, we believe gas-fired power generation is likely to continue to be the preferred choice for stand-by capacity to complement intermittent forms of renewable energy. We also believe that renewable energy sources have a higher cost when compared to traditional forms of power generation. Economic recovery has typically been accompanied by a rise in commodity prices.

We expect the demand for power generating capacity additions in the developing international markets will out-pace growth in North America over the near term. In regions where natural gas is plentiful, we expect that gas-fired power generation is likely to be the preferred fuel source for baseload power. Various international regions are making capital investments in natural gas pipelines and related infrastructure. These investments could contribute to more stabilized natural gas pricing which is generally favorable to the gas-fired power generation market as a whole. International markets are more volatile to changes in the global economy and the worldwide financial crisis that began in late 2008 resulted in decreased demand and capital expenditures in the power industry with product volumes stabilizing in 2011. Uncertainty surrounding climate change legislation has further delayed many projects.

The worldwide financial crisis starting in late 2008 resulted in reduced funding and project delays for gas turbine projects in 2009 and 2010. Our lower gross margins earned in 2011 are partially attributable to competitive pricing pressures resulting from orders placed in 2010. In 2011, we began to see recovery in certain markets, led by the Middle East, as new orders increased across all of our product lines. In other regions and Europe in particular, demand for our products has had limited recovery from the global economic recession. Recently, we have seen an increase in the number of requests for quotes and an increase in booking activity throughout 2011, which we believe further signals a recovering market for the products we manufacture.

Given the increase in our backlog in the second half of 2011, we are cautiously optimistic regarding near-term prospects for new orders given the positive economic indicators across all product offerings in most markets outside of Europe. However, continued political and social unrest in the Middle East could result in supply disruptions, order delays or both, which could adversely affect our financial results. Within Europe, we expect demand for new power projects to remain low principally as a result of the European sovereign debt crisis. While we believe that our contract terms, procurement procedures and global customer base make it less likely that a change in foreign currency rates could have a significant impact on operating results, there remains significant uncertainty regarding the Euro in 2012. Should the European economic or sovereign debt crisis result in heightened volatility, our results of operations could be affected. We expect gross margins in 2012 to be relatively consistent with our gross margins earned in 2011.

Services Division. Demand for plant upgrades, modification and maintenance services in the U.S. has been positively impacted by the aging infrastructure of nuclear power generation facilities and the increasing tendency of plant owners electing to outsource these services as a means of reducing fixed costs. Our level of plant modification and maintenance work performed during refueling outages at nuclear power plants has remained stable, with period-to-period fluctuations resulting from the timing of particular outages within our customer base. Within our modification and maintenance services, our customers have not seen a significant recovery from the economic recession. In response to lower demand and a mild 2011 winter, some of our customers have deferred maintenance projects reducing bid opportunities. Within our customer base, there is one less scheduled refueling outage in 2012 as compared to 2011. Consolidation in the industry and the trend of multi-plant customers consolidating their vendor base has also reduced the number of project bid opportunities available to us while making the impact of those bids more significant. Further, our customer base is increasing its reliance on full scope EPC firms to manage longer term capital projects.

In addition to our traditional modification and maintenance services, we are seeking to align with complementary service providers to provide turn-key EPC services for larger capital and maintenance projects. We see this alignment as an area of continued future growth that would allow us to reach new customers and markets and would provide cyclical offsets to the timing of refueling outages in our traditional modification and maintenance business. We also expanded our service offerings with other complementary offerings including valve maintenance and repair services and unique coating applications that enhance the value of the coatings to allow customers to obtain a longer coating life.

While we provide most of our specialty services as an addendum to our traditional modification and maintenance services at power plants, we also service customers in other segments of the market including pulp and paper and conventional power. As a result of economic conditions in those segments, the growth opportunities for our specialty services are focused on niche service offerings, typically within our existing customer base.

Prospects for construction of new nuclear power plants or upgrading previously idled plants in the U.S. are gaining momentum for the first time in more than 30 years. We also see growth opportunities in specialty services and project management work. As more of these projects enter the construction phase, much of the nuclear management talent is likely to be absorbed and we will likely benefit from customers seeking to outsource to subcontractors to meet new build project demands. We anticipate making investments in organic growth initiatives that are expected to position us for additional nuclear work as well as expand our end markets, primarily through workforce additions. We expect these investments will increase our operating costs slightly in 2012, but will provide resources that will develop opportunities for long-term growth.

We also expect to see additional long-term capital project opportunities resulting from the NRC’s Japan Task Force recommendations, however, the extent and timing of such opportunities is yet to be determined.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements and related notes requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We have based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. We believe that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our consolidated financial statements. The following descriptions of critical accounting policies, judgments and estimates should be read in conjunction with our consolidated financial statements included under page F-1 of this Annual Report on Form 10-K.

Revenue Recognition: We are organized in two major segments: the Products Division and the Services Division. Substantially all of our revenues within the Products Division are derived from fixed-priced contracts. Within the Services Division, we enter into a variety of contract structures including cost plus reimbursements, time and material contracts and fixed price contracts. The determination of the contract structure within Services Division is based on the scope of work, complexity and project length and customer preference. We expense pre-contract costs as incurred. Change orders are included in total estimated contract revenue when they can be reliably estimated and it is probable that the adjustment will be approved by the customer or realized. Costs related to change orders are recognized when they are incurred. Revenue for gas turbine auxiliary equipment is recognized as units are substantially completed, which is typically when the unit is delivered. Revenues for the SCR product line in the Products Division and the fixed-price contracts in the Services Division are recognized on the percentage-of-completion method.

The percentage-of-completion method generally results in the recognition of reasonably consistent profit margins over the life of a contract since management has the ability to produce reasonably dependable estimates of contract billings and contract costs. We use the level of profit margin that is most likely to occur on a contract. If the most likely profit margin cannot be precisely determined, the lowest probable level of profit in the range of estimates is used until the results can be estimated more precisely. Our estimate of the total hours or total contract costs to be incurred at any particular time has a significant impact on the revenue recognized for the respective period. Changes in job performance, job conditions, estimated profitability, final contract settlements and resolution of claims may result in revisions to costs and income, and the effects of such revisions are recognized in the period that the revisions are determined. Estimated losses on uncompleted contracts are recognized in the period in which they first become apparent. Under percentage-of-completion accounting, management must also make key judgments in areas such as the percentage-of-completion, estimates of project revenue, costs and margin, estimates of total and remaining project hours and liquidated damages assessments. Any deviations from estimates could have a significant positive or negative impact on our results of operations.

Products Division revenue for gas turbine auxiliary equipment is recognized as the contract is substantially completed, which is typically when the unit is shipped. Certain of these contracts specify separate delivery dates and milestones of individual equipment units. In these circumstances, we recognize as revenue when the customer assumes the risk of loss and title for the equipment, which is generally the date the unit is shipped, and costs previously deferred are charged to expense. Our SCR product line follows percentage-of-completion method based on cost-to-cost input measures. Regardless of contract provisions, we require that the customer assumes risk of loss and title, and the installation is operating according to specifications or is an uninstalled unit that has been accepted by the customer for revenue to be recognized. Changes in job performance, job conditions, estimated profitability, final contract settlements and resolution of claims may result in revisions to job costs and income amounts that are different than amounts originally estimated.

Cost plus and time and material contracts represent the majority of the contracts in the Service Division. For these contract types, we recognize revenue when services are performed based upon an agreed-upon price for the completed services or based upon the hours incurred and agreed upon hourly rates. Some of our contracts include provisions that adjust contract revenues for safety, schedule or other performance measures. On cost reimbursable contracts, revenue is recognized as costs are incurred and includes applicable mark up earned through the date services are provided. Fixed price contracts are recognized under the percentage-of-completion method using cost-to-cost measures. Occasionally, we may exclude certain costs from the cost-to-cost method such as significant costs for materials or subcontractors if the exclusion of such costs would result in a more meaningful measurement of actual progress towards completion of the contract.

Revenue and cost of revenue for the discontinued Deltak business unit in the Products Division were recognized on the percentage-of-completion method based on the percentage of actual hours incurred to date in relation to total estimated hours for each contract. This method was used because management considered expended labor hours to be the best available measure of progress on these contracts.

Long-Lived Assets. In accordance with Accounting Standards Codification (“ASC”) 360-10-35 – Subsequent Measurement—Impairment or Disposal of Long-Lived Assets, we group long-lived assets by legal entity for purposes of recognition and measurement of an impairment loss as this is the lowest level for which cash flows are independent. Long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable according to ASC 360-10-05 – Impairment or Disposal of Long-Lived Assets. If circumstances require a long-lived asset be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. We have determined that no events or change in circumstances have occurred that indicate that the carrying amount of any of these long-lived assets may not be recoverable.

Goodwill. Goodwill represents the excess of costs over fair value of assets of businesses acquired. In accordance with ASC 350-20 — Intangibles-Goodwill, we evaluate goodwill for impairment annually and when an event occurs or circumstances change to suggest that the carrying value may not be recoverable. In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on the testing of goodwill impairment giving entities an option of performing a qualitative assessment before having to calculate the fair value of a reporting unit; however, we did not choose the qualitative assessment only option. Consequently, we executed a quantitative based impairment test as of December 31, 2011.

During 2009, 2010 and 2011, we performed our annual impairment review of goodwill and concluded that the estimated fair value of each reporting unit substantially exceeded the related carrying value and therefore no impairment was recorded. We also assess goodwill at the end of a quarter if a triggering event occurs. In determining whether an interim triggering event has occurred, management monitors (i) the actual performance of the business relative to the fair value assumptions used during our annual goodwill impairment test and (ii) significant changes to future expectations. In connection with the sale of the Deltak business unit in 2011, we reduced the Products Division goodwill by $6.4 million on August 31, 2011 and performed an assessment as of the transaction date of the reporting unit affected and concluded that the estimated fair value of the affected reporting unit substantially exceeded the related carrying value and therefore no impairment was recorded.

We estimate a portion of the fair value of our reporting units under the income approach by utilizing a discounted cash flow model based on several factors including balance sheet carrying values, historical results, our most recent forecasts, and other relevant quantitative and qualitative information. We discount the related cash flow forecasts using the weighted-average cost of capital at the date of evaluation. We also use the market approach to estimate the remaining portion of our reporting unit valuation. This technique utilizes comparative market multiples in the valuation estimate. While the income approach has the advantage of utilizing more company specific information, the market approach has the advantage of capturing market based transaction pricing.

Preparation of forecasts and the selection of the discount rate involve significant judgments that we base primarily on existing firm orders, expected future orders, and general market conditions. Significant changes in these forecasts, the discount rate selected, or the weighting of the income and market approach could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period.

The combined estimated fair value of all of our reporting units from the weighted total of the market approach and income approach often results in a premium over our market capitalization, commonly referred to as a control premium. The calculated control premium percentage is evaluated and compared to an estimated acceptable midpoint percentage. In the event that the calculated control premium is above this midpoint, a portion of the excess control premium is allocated to reduce the fair value of each reporting unit in order to further assess whether any reporting units have incurred goodwill impairment. Assessing the acceptable control premium percentage requires judgment and is impacted by external factors such as observed control premiums from comparable transactions derived from the prices paid on recent publicly disclosed acquisitions in our industry.

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

Under ASC 740 – Income Taxes (“ASC 740”), FASB requires companies to assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available positive and negative evidence, and utilizing a “more likely than not” standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company’s current or previous operating history are given more weight than its future outlook, although we do consider future taxable income projections, ongoing tax planning strategies and the limitation on the use of carryforward losses in determining valuation allowance needs. We establish valuation allowances for our deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

In the second quarter of 2011, we significantly reduced our valuation allowances against deferred tax assets for intangible assets, accruals and U.S. net operating loss (“NOL”) carryforwards in accordance with ASC 740. Management’s assessment included consideration of all available positive and negative evidence including, among other evidence, the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), recent utilization of NOL carryforwards, historical operating income, projected future taxable income, customer concentration, tight credit markets, and tax planning strategies. Based on results of the assessment, we determined that it was more likely than not that the U.S. NOL carryforwards are realizable based on the guidance provided in ASC 740. Because the U.S. NOL carryforwards are expected to be realized due to current year and future year’s income, only the portion attributable to future year’s income was released as a discrete event during the second quarter of 2011. The remainder was allocated to subsequent interim periods as current year activity as income was realized and would have adjusted the estimated annual effective tax rate.

We recognized a non-recurring, non-cash tax benefit in the second quarter of 2011 for continuing operations of $40.0 million related to the release of valuation allowances as of June 30, 2011. Current year income allowed interim period decreases to the valuation allowance of $4.6 million and $1.3 million for third quarter and fourth quarter of 2011, respectively. Additionally, there were partially offsetting increases to valuation allowances in the second and fourth quarters of 2011 of $0.5 million and $0.3 million, respectively, for state NOL modifications. During the fourth quarter of 2011, we determined it was more likely than not that a portion of the foreign tax credit carryforwards were realizable and released the valuation allowance recorded against the portion of foreign tax credit carryforwards deemed realizable. Accordingly, we recognized a non-recurring, non-cash tax benefit at December 31, 2011 of $3.4 million related to the partial release of the valuation allowance in regards to foreign tax credit carryforwards.

We continue to record valuation allowances against a portion of foreign tax credit carryforwards and certain state NOL carryforwards based on our assessment that it is more likely than not that taxable income of the appropriate character will not be recognized in the appropriate jurisdictions before the carryforwards expire. As of December 31, 2011, we have valuation allowances of $6.3 million and $0.6 million recorded against foreign tax credit carryforwards and state NOL carryforwards, respectively.

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We recognize the tax benefit from uncertain tax positions only if it is more likely than not to be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. We believe that our benefits and accruals recognized are appropriate for all open audit years based on our assessment of many factors including past experience and interpretation of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. To the extent that the final tax outcome of these matters is determined to be different than the amounts recorded, those differences will impact income tax expense in the period in which the determination is made. Additional information about uncertain tax positions appears in Note 7 – Income Taxes included in our consolidated financial statements beginning on page F-1.

Warranty Costs. We estimate warranty costs based on past warranty claims, specific identification method, sales history and applicable contract terms. Our warranty terms vary by contract but generally extend for no more than three years after delivery or completion of services. We manage our exposure to warranty claims by having our field service and quality assurance personnel regularly monitor projects and maintain ongoing and regular communications with our customers.

Insurance. We self-insure a portion of our risk for health benefits and workers’ compensation. We maintain insurance coverage for other business risks including general liability insurance. We retain exposure to potential losses based on deductibles, coverage limits, and self-insured retentions. We charged approximately $3.6 million, $3.7 million and $4.5 million to expense during the years ended December 31, 2011, 2010 and 2009, respectively, with respect to health benefits and workers’ compensation claims incurred and related insurance premiums for excess claim coverage for continuing operations. Our reserves as of December 31, 2011 and 2010 consisted of estimated amounts unpaid for reported and unreported claims incurred. Our accrual for all self-insured risk retention as of December 31, 2011 was $4.6 million. As of December 31, 2011, we had $2.7 million in letters of credit outstanding as security for possible workers’ compensation claims.

Recent Accounting Guidance. For a discussion of recent accounting guidance and the expected impact that the guidance could have on our consolidated financial statements, see Note 2—Summary of Significant Accounting Policies included in our consolidated financial statements included in this Annual Report on Form 10-K.

Year 2011 Results

Selected financial and operating data for our reportable business segments for the most recent three years is summarized below. This information, as well as the selected financial data provided in Item 6 and our Consolidated Financial Statements and related notes included in this Annual Report on Form 10-K, should be referred to when reading our discussion and analysis of results of operations below.

Our summary financial results during the years ended 2011, 2010 and 2009 are as follows ($ in thousands):

	Years Ended December 31,
	2011	2010	2009
Products revenue	$157,880	$105,009	$152,173
Services revenue	298,959	377,461	347,460

Total revenue	456,839	482,470	499,633
Cost of products revenue	121,363	76,323	110,841
Cost of services revenue	258,359	318,866	310,048

Cost of revenue	379,722	395,189	420,889
Gross profit	77,117	87,281	78,744
Selling and administrative expenses	50,561	47,662	41,131
Reorganization expense (income)	17	(1,477)	1,030

Operating income	26,539	41,096	36,583
Interest expense, net	1,119	7,052	9,667
Other income	(98)	(1,026)	(57)

Income from continuing operations before income tax	25,518	35,070	26,973
Income tax (benefit) expense	(37,538)	5,964	4,645

Income from continuing operations	63,056	29,106	22,328
Discontinued operations:
Income from discontinued operations, net of tax	2,624	11,529	2,812
Gain on disposal, net of tax	11,178	—	2,747

Income from discontinued operations	13,802	11,529	5,559

Net income	$76,858	$40,635	$27,887

Products:

Operating results for our Products Division during 2011 reflected higher volumes compared to the prior year as a result of increased demand primarily in the Middle East and Asia. We saw increases in most of our product lines, most notably in our filter house product line. Gross profit during 2011 was higher than 2010, primarily attributable to the increase in volumes. Gross margins in 2011 were lower than 2010 gross margins due primarily to a change in contract mix. Total 2011 net bookings of $187.8 million reflect increases commensurate with the increased volumes.

Services:

Volumes in our Services Division depend in significant part upon our customers’ scheduling of refueling outages and timing of capital project work, which historically has varied from year to year and within each calendar year. As a result, the volume of outage work in any calendar year may vary as compared to prior years and during the course of the year as projects are commenced and completed. During 2011, we experienced a lower level of capital project work compared to 2010 as we completed a significant portion of the required services on a particular capital project booked in mid-2009. Gross profit in 2011 was lower than 2010 due primarily to the decline in revenue and non-recurring favorable reserve adjustments in 2010.

Backlog:

Our backlog consists of firm orders or blanket authorizations from our customers. Backlog may vary significantly from reporting period to reporting period due to the timing of customer commitments. The time between receipt of an order and actual completion, or delivery, of our products varies from a few weeks, in the case of inventoried precision parts, to a year or more, in the case of custom designed gas turbine auxiliary equipment and other major plant components. We add a booking to our backlog for Products Division orders when we receive a purchase order or other written contractual commitment from a customer. The maintenance services we provide through our Services Division are typically carried out under long-term contracts spanning several years. Upon signing a multi-year maintenance contract with a customer for services, we add to our backlog only the first twelve months of work that we expect to perform under the contract. Additional work that is not identified under the original contract is added to our backlog when we reach an agreement with the customer as to the scope and pricing of that additional work. Capital project awards are typically defined in terms of scope and pricing at the time of contractual commitment from the customer. Upon receipt of a customer commitment, capital project bookings are added to our backlog at full contract value regardless of the time frame anticipated to complete the project.

Backlog is not a measure defined by generally accepted accounting principles, and our methodology for determining backlog may vary from the methodology used by other companies in determining their backlog amounts. Backlog may not be indicative of future operating results and projects in our backlog may be cancelled, modified or otherwise altered by our customers.

The following table shows our backlog, by segment, as of December 31, 2011, 2010 and 2009 ($ in thousands):

	Backlog as of December 31,
	2011	2010	2009
Products Backlog	$130,614	$100,700	$91,244
Services Backlog	213,433	229,913	194,162

Total	$344,047	$330,613	$285,406

Our Products Division backlog as of December 31, 2011 increased from December 31, 2010 by $29.9 million. This increase reflects the overall improvement of global market conditions. While the recent growth in backlog was largely driven by the U.S. and Middle East, we are seeing backlog growth across most product lines and geographic areas. The ratio of orders booked to orders shipped was 1.2-to-1.0 during the year ended December 31, 2011.

Our Services Division backlog as of December 31, 2011 declined from December 31, 2010 by $16.5 million. The decline from December 31, 2010 was largely attributable to the completion of a large capital project during the first quarter of 2011, which was partially offset by additional maintenance bookings and new orders with existing customers. The ratio of project awards to services rendered was 0.9-to-1.0 during the year ended December 31, 2011.

Year ended December 31, 2011 compared to year ended December 31, 2010

Revenue

($ in thousands)			Variance
	2011	2010	$	%
Products revenue	$157,880	$105,009	$52,871	50.3%
Services revenue	298,959	377,461	(78,502)	-20.8%

Total	$456,839	$482,470	$(25,631)	-5.3%

Products Revenue. The composition of our Products Division revenue varies from period to period based on our product mix, the strength of various geographic markets we serve and our ability to address those markets. The geographic dispersion of where products were shipped during the years ended 2011 and 2010 was as follows ($ in thousands):

			Variance
	2011	2010	$	%
United States	$42,489	$49,562	$(7,073)	-14.3%
Canada	5,800	983	4,817	490.0%
Europe	5,513	10,700	(5,187)	-48.5%
Mexico	4,568	372	4,196	1,128.0%
Asia	19,028	6,980	12,048	172.6%
Middle East	62,353	13,311	49,042	368.4%
Other	18,129	23,101	(4,972)	-21.5%

Total	$157,880	$105,009	$52,871	50.3%

The increase in Products Division revenue during 2011 as compared to 2010 was attributable to improved economic conditions as demand for gas turbine auxiliary equipment returned during 2011 following the global recession crisis which reduced industrial demand for and constricted project funding during 2010. Products destined for the Middle East have led the recovery for our product offerings.

Services Revenue. The composition of our Services Division revenue varies from period to period based on contract mix (lump-sum versus fixed-price and capital versus maintenance) and the number and scope of outages for our nuclear maintenance contracts. The decline in Services Division revenue during 2011 as compared to 2010 resulted from an approximate $105.6 million reduction in revenue from a large capital project that began in 2009 and was substantially completed in the first quarter of 2011. This decrease was partially offset by scheduled plant outage work and capital projects with other customers performed during 2011.

Gross Profit / Margin %

($ in thousands)			Variance
	2011	2010	$	%
Gross Profit - Products	$36,517	$28,686	$7,831	27.3%
Gross Margin %	23.1%	27.3%
Gross Profit - Services	$40,600	$58,595	$(17,995)	-30.7%
Gross Margin %	13.7%	15.5%

Total Gross Profit	$77,117	$87,281	$(10,164)	-11.6%

Gross Margin %	17.0%	18.1%

Products. The increase in the Products Division gross profit during 2011 as compared to 2010 was primarily due to increases in revenue partially offset by a decline in product gross margin percentage earned. The decline in gross margin percentage was primarily due to a change in the contract mix. Also negatively impacting the 2011 comparative gross margin percentage was non-recurring favorable reserve adjustments of $1.8 million during the year ended December 31, 2010, partially offset by a $2.7 million increase in overhead absorption during 2011 resulting from increased project activity.

Services. The gross profit for Services Division decreased during 2011 by $18.0 million as compared to 2010. The reduction was primarily driven by revenue declines as well as favorable reserve adjustments during the year ended December 31, 2010 that did not recur during the year ended December 31, 2011.

Selling and Administrative Expenses

($ in thousands)			Variance
	2011	2010	$	%
Selling and administrative expenses	$50,561	$47,662	$2,899	6.1%

Selling and administrative expenses include the costs associated with conducting our business, including general management, compensation and benefits of employees that are not direct costs of active projects, officers and directors, legal and professional fees and other general expenses.

Selling and administrative expenses increased by $2.9 million during 2011 compared to 2010, primarily attributable to an increase in non-cash stock compensation, which was $6.4 million in 2011 as compared to $3.8 million in 2010. Also impacting the comparative increase were the relocation of corporate headquarters from Tulsa, OK to Irving, TX, higher costs for personnel, system upgrades within our Products Division, and merger and acquisition costs. The comparative increase was partially offset by non-recurring costs in 2010 related to our efforts to become a public company including costs associated with the preparation of our Registration Statement on Form 10.

Reorganization Expense (Income)

($ in thousands)			Variance
	2011	2010	$	%
Reorganization expense (income)	$17	$(1,477)	$1,494	-101.2%

Reorganization expenses historically consisted of professional fees and changes in liabilities subject to compromise incurred in connection with our 2008 bankruptcy proceedings.

During 2011, we incurred an immaterial amount of reorganizational expenses as the bankruptcy activity wound down. During 2010, our estimated liabilities subject to compromise significantly decreased in large part due to a July 2010 U.S Bankruptcy Court settlement. As a result of the settlement and our related compromise of our own claim against the fund that had been established pursuant to our Plan of Reorganization, we received a cash payment of $2.8 million during 2010. The settlement received more than offset professional fees incurred during 2010.

Interest Expense, net

($ in thousands)			Variance
	2011	2010	$	%
Interest expense, net	$1,119	$7,052	$(5,933)	-84.1%

Interest expense consists of term loan interest, interest on outstanding letters of credit, interest on our unused commitment and amortization of debt issuance costs offset by interest income earned on cash balances.

Interest expense decreased $5.9 million during 2011 as compared to 2010. The decline was attributable to repayment of the term loan facility in November 2010, resulting in a $3.2 million reduction in interest expense and a $2.7 million reduction in amortization of debt issuance costs. Since November 2010, there have been no subsequent borrowings.

Other Income

($ in thousands)			Variance
	2011	2010	$	%
Other income	$(98)	$(1,026)	$928	-90.4%

Other income consists mainly of a gain on foreign exchange contracts recognized in 2010.

Income Tax (Benefit) Expense

($ in thousands)			Variance
	2011	2010	$	%
Income tax (benefit) expense	$(37,538)	$5,964	$(43,502)	-729.4%

The decrease in income tax expense from 2010 to the income tax benefit in 2011 was primarily related to our second and fourth quarter 2011 assessments of our valuation allowances against deferred tax assets for intangible assets, accruals, foreign tax credits and U.S. NOL carryforwards in accordance with ASC 740. Management’s assessment included consideration of all available positive and negative evidence including, among other evidence, the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), recent utilization of NOL carryforwards, historical operating income, projected future taxable income, customer concentration, tight credit markets, and tax planning strategies. Based on results of the assessment, we determined that it was more likely than not that the U.S. NOL carryforwards are realizable based on the guidance provided in ASC 740.

Because the U.S. NOL carryforwards are expected to be realized due to current year and future year’s income, only the portion attributable to future year’s income was released as a discrete event during the second quarter of 2011. The remainder was properly allocated to subsequent interim periods as current year activity as income was realized and would have adjusted the estimated annual effective tax rate accordingly. Therefore, we recognized a non-recurring, non-cash tax benefit in the second quarter of 2011 for continuing operations of $40.0 million related to the release of valuation allowances, which significantly impacted the income tax expense during 2011. Current year income allowed interim period decreases to the valuation allowance of $4.6 million and $1.3 million for third quarter and fourth quarter of 2011, respectively. Additionally, there were partially offsetting increases to valuation allowances in the second and fourth quarters of 2011 of $0.5 million and $0.3 million, respectively, for state NOL modifications. Additionally, we recognized a non-recurring, non-cash tax benefit in the fourth quarter of 2011 of $3.4 million for the partial release of valuation allowances on some of the foreign tax credit carryforwards. We did not reverse valuation allowances against remaining foreign tax credit carryforwards and certain state NOL carryforwards.

Our effective tax rate was a negative 147.1% during 2011, compared to 17.0% during 2010. The decrease in our effective tax rate was primarily due to a fluctuation in the valuation allowance we used in connection with deferred tax assets. Other contributing factors included permanent differences between book and tax treatment of certain items, and mix of earnings in various tax jurisdictions. Reductions to the valuation allowance reduced our effective tax rate by approximately 189.8% during 2011 and 33.2% during 2010. Permanent differences between book and tax treatment of certain items increased our effective tax rate by approximately 5.6% during 2011 and 8.0% during 2010.

Income from Discontinued Operations

($ in thousands)			Variance
	2011	2010	$	%
Income from discontinued operations, net of tax	$2,624	$11,529	$(8,905)	-77.2%

Discontinued operations was comprised of (i) Deltak business unit, divested on August 31, 2011, which was primarily involved with the specialty boiler product lines and (ii) Deltak large-scale HRSG operations, divested during 2006.

During 2011, the $2.6 million of income from discontinued operations was fully comprised of the Deltak business unit sold in 2011. During 2010, the $11.5 million of income from discontinued operations was comprised of (i) $3.0 million from the Deltak large-scale HRSG operations from the recognition of excess billing deferred until the earnings process was considered completed upon the satisfaction of the performance milestones set forth in the completion agreements and (ii) $8.5 million from the Deltak business unit sold in 2011.

Gain on Disposal of Discontinued Operations

($ in thousands)			Variance
	2011	2010	$	%
Gain on disposal, net	$11,178	$—	$11,178	100.0%

Gain on disposal of discontinued operations was comprised of $11.2 million during 2011, resulting from our August 2011 sale of Deltak for $31.0 million in cash, less a $4.9 million working capital adjustment. No comparable gain was recognized during 2010.

Year ended December 31, 2010 compared to year ended December 31, 2009

Revenue

($ in thousands)			Variance
	2010	2009	$	%
Products revenue	$105,009	$152,173	$(47,164)	-31.0%
Services revenue	377,461	347,460	30,001	8.6%

Total	$482,470	$499,633	$(17,163)	-3.4%

Products Revenue. The composition of our Products Division revenue varies from period to period based on our product mix, the strength of various geographic markets we serve and our ability to address those markets. The geographic dispersion of where products were shipped during the years ended 2010 and 2009 was as follows ($ in thousands):

			Variance
	2010	2009	$	%
United States	$49,562	$42,406	$7,156	16.9%
Canada	983	1,032	(49)	-4.7%
Europe	10,700	31,155	(20,455)	-65.7%
Mexico	372	300	72	24.0%
Asia	6,980	11,817	(4,837)	-40.9%
Middle East	13,311	61,341	(48,030)	-78.3%
Other	23,101	4,122	18,979	460.4%

Total	$105,009	$152,173	$(47,164)	-31.0%

The $47.2 million, or 31.0%, decrease in Products Division revenue during 2010 compared to 2009 resulted, in part, from the reduction of demand experienced in 2010 for power and the availability of financing, which negatively impacted shipments of gas-fired turbines by OEMs. Additionally, the first half of 2009 revenue represented a higher volume of shipments for projects booked prior to the recession in late 2008 and contributed to more material year-over-year variances despite a well balanced product mix. Quarterly volumes beginning in the third quarter of 2009 through the fourth quarter of 2010 were relatively flat. Geographic declines were most significant in the Middle East and Europe where the reduction in demand was most prevalent and revenue was below 2009 levels by $48.0 million and $20.5 million, respectively. In contrast, revenue in emerging markets such as Central and South America increased by approximately $19.0 million.

Services Revenue. The composition of our Services Division revenue varies from period to period based on contract mix (lump-sum versus fixed-price and capital versus maintenance) and the number and scope of outages for our nuclear maintenance contracts. The $30.0 million, or 8.6%, increase in Services Division revenue during 2010 compared to 2009 resulted from approximately $69.0 million of capital project work that began in the second half of 2009 and continued into 2010. This impact was partially offset by a decrease in revenue attributable to fewer customer outages during 2010 as compared to 2009 and certain other capital projects coming to completion.

Gross Profit / Margin %

($ in thousands)			Variance
	2010	2009	$	%
Gross Profit - Products	$28,686	$41,332	$(12,646)	-30.6%
Gross Margin %	27.3%	27.2%
Gross Profit - Services	$58,595	$37,412	$21,183	56.6%
Gross Margin %	15.5%	10.8%

Total Gross Profit	$87,281	$78,744	$8,537	10.8%

Gross Margin %	18.1%	15.8%

Products. The gross profit for Products decreased by $12.6 million, or 30.6%, from 2009 as compared to 2010. The decrease in Products’ gross profit for 2010 as compared to 2009 was primarily due to decreases in revenue.

Services. The gross profit for Services increased by $21.2 million, or 56.6%, from 2009 compared to 2010. Approximately $3.3 million of the increase was attributable to the increase in Services revenue, approximately $1.5 million was due to non-recurring warranty and other favorable reserve adjustments with the remaining $16.7 million attributable to the efficient execution of various capital projects and smaller projects that resulted in favorable margins as compared to the prior year. Also, margins were favorably impacted by heavy capital project work during 2010 which offset fewer scheduled maintenance outages.

Selling and Administrative Expenses

($ in thousands)			Variance
	2010	2009	$	%
Selling and administrative expenses	$47,662	$41,131	$6,531	15.9%

Selling and administrative expenses include the costs associated with conducting our business, including general management, compensation and benefits of employees that are not direct costs of active projects, officers and directors, legal and professional fees and other general expenses.

Selling and administrative expenses were 15.9% higher during 2010 versus 2009. The increases in selling and administrative expenses resulted primarily from increased non-cash stock compensation of $2.1 million, higher professional fees of approximately $2.0 million and higher personnel costs of $1.0 million. Non-recurring professional fees relating to the preparation of our Registration Statement on Form 10 and to comply with public reporting requirements increased by $1.1 million during 2010. Personnel costs were higher due to an increase in headcount at the corporate and operating division level.

Reorganization (Income) Expense

($ in thousands)			Variance
	2010	2009	$	%
Reorganization (income) expense	$(1,477)	$1,030	$(2,507)	-243.4%

Reorganization expenses consist of professional fees and changes in liabilities subject to compromise incurred in connection with our 2008 bankruptcy proceedings.

Total reorganization costs decreased $2.5 million, or 243.4%, to a credit of $1.5 million during 2010 compared to $1.0 million for 2009. In July 2010, the U.S. Bankruptcy Court approved a settlement of certain claims against us and our former Deltak large-scale HRSG operations. As a result of that settlement and the related compromise by us of our own claim against the fund that had been established pursuant to our Plan of Reorganization to be distributed to holders of allowed unsecured claims against our former Deltak large-scale HRSG operations, we received a cash payment of $2.8 million on July 27, 2010 and recognized such amount as revenue at that time. The settlement received more than offset professional fees incurred during 2010 to resolve open claims.

Interest Expense, net

($ in thousands)			Variance
	2010	2009	$	%
Interest expense, net	$7,052	$9,667	$(2,615)	-27.1%

Interest expense consists of term loan interest, interest on outstanding letters of credit, interest on our unused commitment and amortization of debt issuance costs offset by interest income earned on cash balances.

Interest expense decreased $2.6 million during 2010 as compared to 2009. The decrease was primarily attributable to the repayment of the outstanding balance of the term loan facility on November 18, 2010. In conjunction with the repayment of the term loan facility, we recognized $1.8 million of expense associated with the write-off of unamortized debt issuance costs pertaining to the term note.

Other Income

($ in thousands)			Variance
	2010	2009	$	%
Other income	$(1,026)	$(57)	$(969)	1700.0%

Other income consists mainly of a gain on foreign exchange contracts recognized in 2010.

Income Tax Expense

($ in thousands)			Variance
	2010	2009	$	%
Income tax expense	$5,964	$4,645	$1,319	28.4%

Income tax expense is based on estimates of the effective tax rate during the entire year. The effective income tax rate is based upon the estimated income during the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable calendar year for settlements of tax audits or assessments and the resolution or identification of tax position uncertainties.

Income tax expense increased by $1.3 million, or 28.4%, to $6.0 million during 2010 compared to $4.6 million during 2009. Income tax expense during 2010 increased by $2.7 million related to a correction of tax expense recorded in prior periods (See Note 7 — Income Taxes included in our consolidated financial statements beginning on page F-1). Our effective tax rate was 17.0% during 2010, compared to 17.3% during 2009. The decrease in our effective tax rate was primarily due to a more favorable mix of earnings in tax jurisdictions with tax rates lower than the U.S. statutory rate, fluctuation in the valuation allowance we used in connection with deferred tax assets, and permanent differences between the book and tax treatment of certain items. Reductions to the valuation allowance reduced our effective tax rate by approximately 33.2% during 2010 and 29.2% during 2009. Permanent differences between book and tax treatment of certain items increased our effective tax rate by approximately 8.0% during 2010 and 5.5% during 2009.

Income from Discontinued Operations

($ in thousands)			Variance
	2010	2009	$	%
Income from discontinued operations, net of tax	$11,529	$2,812	$8,717	310.0%

Discontinued operations is comprised of (i) the Deltak large-scale HRSG operations, divested during 2006 and (ii) the Deltak business unit, divested on August 31, 2011.

During 2010, the $11.5 million of net income was comprised of (i) $3.0 million from the Deltak large-scale HRSG operations from the recognition of excess biling deferred until the earnings process was considered completed upon the satisfaction of the performance milestones set forth in the completion agreements and (ii) $8.5 million from the Deltak business unit sold in 2011. During 2009, the $2.8 million of net income was comprised of (i) income of $7.4 million from the Deltak large-scale HRSG operations offset by (ii) a loss of $4.6 million from the Deltak business unit sold in 2011.

Gain on Disposal of Discontinued Operations

($ in thousands)			Variance
	2010	2009	$	%
Gain on disposal, net	$—	$2,747	$(2,747)	-100.0%

Gain on disposal of discontinued operations was $2.7 million during 2009, resulting from a November 2009 release of escrow funds attributable to our October 2007 sale of Global Power Asia, Ltd. No comparable gain was recognized during 2010.

Liquidity and Capital Resources

Overview

As of December 31, 2011, we had $99.5 million of unrestricted cash on our balance sheet, including $12.5 million on deposit outside the U.S. Cash generated by operations and borrowings available under the New Credit Facility are our primary sources of short-term liquidity. We believe our cash flow from operations and our available borrowings will be adequate to meet our liquidity needs for the next twelve months. Our primary uses of cash are working capital, general corporate purposes, capital expenditures and interest payments on our unused borrowing capacity. Additionally, we may use cash on hand to support growth initiatives either organically or through acquisitions.

The primary elements of our working capital accounts are accounts receivable, costs and estimated earnings in excess of billings, other assets, accounts payable, billings in excess of costs and estimated earnings and other accrued liabilities. We continually monitor our accounts receivable and manage the operating cash flows of Global Power by managing the working capital accounts in total, rather than by the individual elements. This comprehensive view of working capital, taking into account each of the six primary elements listed, is both common and useful in our project-based industry, as it facilitates reviews of cash flow information at the total working capital level.

Our ability to generate sufficient cash depends on numerous factors beyond our control. We cannot be assured that our business will generate sufficient cash flow from operations or that future borrowings in addition to our New Credit Facility will be available to us in an amount sufficient to enable us to fund our liquidity needs. There can be no assurance that additional financing above our New Credit Facility will continue to be available in the future or that it will be available under terms acceptable to us. Failure to obtain sufficient capital could materially hinder our future expansion strategies.

Liquidity Outlook

Aside from normal recurring operational and financing cash flows, expectation of sources and uses of cash and our liquidity for 2012 includes:

•	We expect to utilize a combination of NOL carryforwards and other deferred tax assets in 2012. As such, we do not expect to pay U.S. federal income taxes in 2012.

•	We do not expect the loss of cash flows from the sale of the Deltak business unit in 2011 to have a material effect on our capital resources and liquidity in 2012.

•	We expect to spend between $3.0 million to $5.0 million in upgrades to facilities, equipment and information technology infrastructure.

•	We could have acquisitions during 2012, which we may elect to, or may be required to, borrow under our New Credit Facility.

Changes in Cash and Cash Equivalents for 2011, 2010 and 2009 are as follows ($ in thousands):

	Years Ended December 31,
	2011	2010	2009
Statement of cash flow data:
Cash flows provided by (used in):
Operating activities	$31,161	$20,296	$63,377
Investing activities	16,557	(681)	1,010
Financing activities	(3,077)	(65,955)	(19,740)
Effect of exchange rate changes on cash	(624)	(1,406)	940

Change in cash and cash equivalents	$44,017	$(47,746)	$45,587

2011 as compared to 2010

Operating Activities

Cash flows provided by operating activities of $31.2 million increased by $10.9 million as compared to 2010. This was primarily attributable the timing of receipts and disbursements related to working capital activity as well as a reduction of cash interest paid of $3.2 million due to paying off the term loan in 2010.

Investing Activities

Cash flows provided by investing activities of $16.6 million increased by $17.2 million primarily due to proceeds received from the sale of the Deltak business unit. Cash flow from investing activities includes $19.4 million in net proceeds received from the sale of the Deltak business unit in August 2011. These proceeds exclude approximately $7.0 million of restricted cash held in escrow as of December 31, 2011.

Financing Activities

Cash flows used in financing activities of $3.1 million during 2011 decreased by $62.9 million as compared to 2010. This was primarily attributable to not making principal payments in 2011 as our term loan, a component of the Previous Credit Facility, as defined below, was extinguished in November 2010.

2010 as compared to 2009

Operating Activities

Cash flows provided by operating activities of $20.3 million decreased by $43.1 million as compared to 2009. This was primarily attributable the timing of receipts and disbursements related to working capital activity. This decrease in cash associated with changes in our working capital accounts was impacted by the completion of major projects in the Products Division providing cash used to pay current liabilities as well as an increase in working capital requirements related to the timing and payments under certain lump-sum projects in our Services Division.

Investing Activities

Cash flows used in by investing activities of $0.7 million changed by $1.7 million as compared to $1.0 million of cash provided in 2009. Net cash provided by investing activities during 2009 was $1.0 million, made up primarily of decreases in restricted cash and proceeds from the sale of discontinued operations offset by purchases of property, plant and equipment.

Financing Activities

Cash flows used in financing activities of $66.0 million increased by $46.2 million as compared to 2009. This was primarily attributable to making increased principal payments to pay off the term loan tied to the Previous Credit Facility, as defined below, in 2010.

Discontinued Operations

Cash flows provided by operating activities included operating cash flows from discontinued operations of $1.1 million, $1.0 million and $4.9 million during the years ended December 31, 2011, 2010 and 2009, respectively.

Financing

Credit Facilities. Our previous $150 million Credit Facility (“Previous Credit Facility”) consisted of a $60 million revolving letter of credit facility, including a $25 million cash advance sub-facility and a $90 million term loan facility. On November 18, 2010, we repaid the outstanding balance of the term loan and all related interest in full. As of December 31, 2011, we had no debt outstanding and we were in compliance with all financial and other covenants under the Previous Credit Facility. On February 21, 2012, we entered into the New Credit Facility, which replaced the Previous Credit Facility.

The New Credit Facility allows for borrowings up to $100 million, with an accordion feature for up to $50 million of additional borrowing capacity. The facility has a $75 million revolving letter of credit facility and provides access to multi-currency funds. The New Credit Facility has a maturity date of February 21, 2017.

The New Credit Facility, while structured to support strategic growth initiatives and provide flexibility regarding return on capital alternatives, includes affirmative and negative covenants, including customary limitations on securing additional debt and liens and restrictions on transactions and payments as well as the following two financial covenants:

•

Our maximum consolidated leverage ratio cannot exceed specified limits. For these purposes, our consolidated leverage ratio on any date is the ratio of our consolidated funded indebtedness to our consolidated EBITDA for the four most recent quarters. We define EBITDA as net income (loss) plus interest expense, net of interest income, income taxes, and depreciation and amortization.

•

Our consolidated interest coverage ratio must be maintained at least at specified minimum levels. For these purposes, our consolidated interest coverage ratio is the ratio of (a) our consolidated EBITDA for the four most recent quarters to (b) our consolidated interest expense (consisting of all Global Power interest) for that period.

We will be in default under the New Credit Facility if we:

•	fail to comply with any of these financial covenants;

•	fail to comply with certain other customary affirmative or negative covenants;

•	fail to make payments when due;

•	experience a change of control; or

•	become subject to insolvency proceedings.

For these purposes, a change of control will occur if any one person or group obtains control of more than 25% ownership, unless they were an investor on February 21, 2012 in which case the ownership percentage would need to be more than 40% for a change of control to occur, or if continuing directors cease to constitute at least a majority of the members of our Board of Directors.

If we default, the participating banks may restrict our ability to borrow additional funds under the New Credit Facility, may require that we immediately repay all outstanding loans with interest and may require the cash collateralization of outstanding letter of credit obligations. We have given a first priority lien on substantially all of our assets as security for the New Credit Facility.

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

Off-Balance Sheet Transactions

Our liquidity is currently not dependent on the use of off-balance sheet transactions but, in line with industry practice, we are often required to provide performance and surety bonds to customers and may be required to provide letters of credit. If performance assurances are extended to customers, generally our maximum potential exposure is limited in the contract with our customers. We frequently obtain similar performance assurances from third party vendors and subcontractors for work performed in the ordinary course of contract execution. However, the total costs of a project could exceed our original cost estimates, and we could experience reduced gross profit or possibly a loss for a given project. In some cases, if we fail to meet certain performance standards, we may be subject to contractual liquidated damages.

As of December 31, 2011, we had a contingent liability for issued and outstanding stand-by letters of credit, generally issued to secure performance on customer contracts. The balance of stand-by letters of credit totaled approximately $12.8 million for the domestic entities and $12.5 million (U.S. dollars) for foreign entities as of December 31, 2011. Currently, there are no amounts drawn upon these letters of credit. In addition, as of December 31, 2011, we had outstanding surety bonds on projects of approximately $16.6 million. Our subsidiaries provide financial guarantees for certain contractual obligations in the ordinary course of business. As of December 31, 2011, the balance of these financial guarantees was no greater than $3.8 million.

Contractual Obligations

Our cash requirements as of December 31, 2011 for contractual obligations were as follows ($ in thousands):

	Total	Less than 1 year	1- 3 years	3- 5 years	More than 5 years
Operating Lease Obligations (1)	$6,305	$1,725	$3,267	$1,185	$128
Purchase Obligations (2)	868	—	868	—	—

Total	$7,173	$1,725	$4,135	$1,185	$128

(1)

We enter into operating leases in the normal course of business. Some lease agreements provide us with the option to renew the leases or purchase the leased property. Our future operating lease payments would change if we exercised these renewal options and if we entered into additional operating lease agreements.

(2)	Purchase obligations relate to real property.

The table above does not include potential payments relating to our:

•	commitment fees for unused lines of credit as management believes that our interest expense on the unused line will not have a material impact on our cash flows and financial position; or

•	uncertain tax positions of $5.1 million as of December 31, 2011, as we cannot reasonably predict the timing of the net cash outflows associated with the settlement of these obligations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We may be exposed to market risk through changes in interest rates and foreign currency exchange fluctuations. We have established policies to monitor and control these market risks.

Foreign Exchange Rate Risk. We operate in a number of international areas and are involved in transactions denominated in currencies other than the U.S. dollar, which exposes us to foreign currency exchange rate risk. We have from time-to-time used derivative instruments to hedge our foreign currency transactions. We did not enter into any such instruments as of or during the year ended December 31, 2011. We do not hold or issue foreign currency forward contracts, option contracts or other derivative financial instruments for speculative purposes.

Interest Rate Risk. Our primary market risk exposure is volatility of interest rates, primarily in the U.S. We manage interest rates through the use of a combination of fixed and floating rate debt and interest rate swap agreements. We are subject to interest rate changes on our LIBOR-based variable interest rate under our New Credit Facility. As of December 31, 2011, we had no outstanding borrowings on any credit facility and have not borrowed funds since the November 2010 payoff of the term loan on our Previous Credit Facility.

Interest Rate Sensitivity. Based on the absence of any term loan borrowings as of December 31, 2011, a 50 basis point fluctuation in short-term interest rates would have a de minimis impact on our expected pre-tax income on an annual basis.

Item 8. Financial Statements and Supplementary Data.

The financial statements and other information required by this Item are contained in the consolidated financial statements and footnotes thereto included in Item 15 and listed in the index on page F-1 of this report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rules 13a-15(e) and 15d-15(e)under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that the information required to be disclosed in our periodic reports is recorded, processed, summarized and reported as and when required.

Management’s Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Internal Control — Integrated Framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

BDO USA, LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2011, as stated in their reports on pages F-2 and F-3 of this report.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2011, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 with respect to the executive officers and key employees is included in Part I of this Annual Report on Form 10-K.

The information required by Item 10 with respect to the directors is incorporated by reference to the information included under the caption “Election of Directors” in our Proxy Statement for the 2012 Annual Meeting of Stockholders, which we plan to file within 120 days after December 31, 2011, the end of our fiscal year.

The information required by Item 10 with respect to compliance with Section 16 of the Exchange Act is incorporated by reference to the information included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2012 Annual Meeting of Stockholders.

The information required by Item 10 with respect to the audit committee and the audit committee financial expert is incorporated by reference to the information included under the caption “The Board, its Committees and its Compensation Board Leadership and Committee Composition – Audit Committee” in our Proxy Statement for the 2012 Annual Meeting of Stockholders.

The information required by Item 10 with respect to the Code of Business Conduct and Ethics is posted on our website at www.globalpower.com, in the Investor Relations section under “Corporate Governance—Code of Business Conduct and Ethics of Global Power Equipment Group Inc.”

We will post information regarding any amendment to, or waiver from, our Code of Business Conduct and Ethics on our website at www.globalpower.com in the Investor Relations section under “Corporate Governance .”

Item 11. Executive Compensation.

The information required by Item 11 is incorporated by reference to the information included under the captions “Executive Compensation,” “The Board, its Committees and its Compensation—Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis” and “Compensation Committee Report” in our Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to the information included under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by Item 13 with respect to certain relationships and related transactions is incorporated by reference to the information included under the captions “Certain Relationships and Related Transactions” and “The Board, its Committees and its Compensation—Director Independence” in our Proxy Statement for the 2012 Annual Meeting of Stockholders.

The information required by Item 13 with respect to director independence is incorporated by reference to the information included under the captions “Certain Relationships and Related Transactions” and “The Board, its Committees and its Compensation—Director Independence” in our Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 with respect to the fees and services of BDO USA, LLP, our independent registered public accounting firm, and the audit committee’s pre-approved policies and procedures, are incorporated by reference to the information included under the caption “Fees Paid to Auditors” in our Proxy Statement for the 2012 Annual Meeting of Stockholders.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

Documents filed as part of this Report:

Financial Statements: The following report of independent accountants and our consolidated financial statements are set forth in the index beginning on page F-1:

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2011 and 2010

•	Consolidated Statements of Operations during the years ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Changes in Stockholders’ Equity during the years ended December 31, 2011, 2010 and 2009

•	Consolidated Statements of Cash Flows during the years ended December 31, 2011, 2010 and 2009

•	Notes to Consolidated Financial Statements

The following financial statement schedule is contained on page F-26 in this Report.

•	Valuation and Qualifying Accounts and Reserves during the years ended December 31, 2011, 2010 and 2009

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

List of Exhibits

See Index to Exhibits on the pages below. We agree to furnish to the SEC, upon request, copies of any long-term debt instruments that authorize an amount of securities constituting 10% or less of the total assets of Global Power on a consolidated basis.

F-1	Consolidated financial statements as of December 31, 2011 and 2010, and during the years ended December 31, 2011, 2010 and 2009.

Exhibits: The following exhibits are furnished as exhibits to this Form 10-K:

Exhibit	Description

3.1	Second Amended and Restated Certificate of Incorporation of Global Power Equipment Group Inc. (filed as Exhibit 3.1 to our Form 10 filed with the commission on April 30, 2010 and incorporated herein by reference).

3.2	Certificate of Amendment, dated June 30, 2010, to Second Amended and Restated Certificate of Incorporation of Global Power Equipment Group Inc. (filed as Exhibit 3.2 to our Amendment No. 2 to Form 10 filed with the commission on July 20, 2010 and incorporated herein by reference).

3.3	Second Amended and Restated By-Laws of Global Power Equipment Group Inc. (filed as Exhibit 3.2 to our Form 10 filed with the commission on April 30, 2010 and incorporated herein by reference).

3.4	Third Amended and Restated By-Laws of Global Power Equipment Group Inc. (filed as Exhibit 3.1 to our Form 10-Q filed with the commission on August 15, 2011 and incorporated herein by reference).

10.1	Credit Agreement, dated as of January 22, 2008 (the “Credit Agreement”), by and among Global Power Equipment Group Inc., certain of its subsidiaries, Morgan Stanley Senior Funding, Inc., Morgan Stanley & Co. Incorporated, The CIT Group/Business Credit Inc., General Electric Capital Corporation, and the other lenders from time to time party thereto. (filed as Exhibit 10.1 to our Amendment No. 2 to Form 10 filed with the commission on July 20, 2010 and incorporated herein by reference). +

10.2	Amendment No. 1 to the Credit Agreement, effective as of April 24, 2008 (filed as Exhibit 10.2 to our Amendment No. 2 to Form 10 filed with the commission on July 20, 2010 and incorporated herein by reference).

10.3	Amendment No. 2 to the Credit Agreement, effective as of July 30, 2008 (filed as Exhibit 10.3 to our Amendment No. 2 to Form 10 filed with the commission on July 20, 2010 and incorporated herein by reference). +

10.4	Amendment No. 3 to the Credit Agreement, effective as of December 31, 2009 (filed as Exhibit 10.4 to our Form 10 filed with the commission on April 30, 2010 and incorporated herein by reference).

Exhibit	Description

10.5	Backstop Purchase Agreement, dated as of October 23, 2007, by and among Global Power Equipment Group Inc. and the purchasers party thereto (filed as Exhibit 10.5 to our Form 10 filed with the commission on April 30, 2010 and incorporated herein by reference).

10.6	Registration Rights Agreement, dated as of January 22, 2008, by and among Global Power Equipment Group Inc. and the investors party thereto (filed as Exhibit 10.6 to our Form 10 filed with the commission on April 30, 2010 and incorporated herein by reference).

10.7	Form of Warrant, dated January 22, 2008 (filed as Exhibit 10.7 to our Form 10 filed with the commission on April 30, 2010 and incorporated herein by reference).

10.8	Management Incentive Co-Investment Plan of Global Power Equipment Group Inc., dated as of December 4, 2007 (filed as Exhibit 10.8 to our Form 10 filed with the commission on April 30, 2010 and incorporated herein by reference). *

10.9	Global Power Equipment Group Inc. 2008 Management Incentive Plan (filed as Exhibit 10.9 to our Form 10 filed with the commission on April 30, 2010 and incorporated herein by reference). *

10.10	Global Power Equipment Group Inc. Incentive Compensation Plan (filed as Exhibit 10.10 to our Form 10 filed with the commission on April 30, 2010 and incorporated herein by reference). *

10.11	Global Power Equipment Group Inc. 2008 Director’s Equity Incentive Plan (filed as Exhibit 10.14 to our Form 10 filed with the commission on April 30, 2010 and incorporated herein by reference). *

10.12	Employment Agreement, dated as of September 11, 2009, by and between Global Power Equipment Group Inc. and David L. Keller (filed as Exhibit 10.15 to our Form 10 filed with the commission on April 30, 2010 and incorporated herein by reference). *

10.13	Amended and Restated Employment Agreement, dated as of November 21, 2006, by and between Global Power Equipment Group Inc. and John M. Matheson (filed as Exhibit 10.16 to our Form 10 filed with the commission on April 30, 2010 and incorporated herein by reference). *

10.14	Separation Agreement, dated as of September 11, 2009, by and between Global Power Equipment Group Inc. and John M. Matheson (filed as Exhibit 10.17 to our Form 10 filed with the commission on April 30, 2010 and incorporated herein by reference). *

10.15	Amended and Restated Employment Agreement, dated as of January 28, 2008, by and between Global Power Equipment Group Inc. and David L. Willis (filed as Exhibit 10.18 to our Form 10 filed with the commission on April 30, 2010 and incorporated herein by reference). *

10.16	Amended and Restated Employment Agreement, dated as of September 1, 2008, by and between Global Power Equipment Group Inc. and Dean J. Glover (filed as Exhibit 10.19 to our Form 10 filed with the commission on April 30, 2010 and incorporated herein by reference). *

10.17	Amended and Restated Employment Agreement, dated as of October 1, 2007, by and among Global Power Equipment Group Inc., Williams Industrial Services Group, L.L.C. and Kenneth W. Robuck (filed as Exhibit 10.20 to our Form 10 filed with the commission on April 30, 2010 and incorporated herein by reference). *

10.18	Employment Agreement, dated as of November 21, 2006, by and among Global Power Equipment Group Inc., Braden Manufacturing, L.L.C. and Gene F. Schockemoehl (filed as Exhibit 10.21 to our Form 10 filed with the commission on April 30, 2010 and incorporated herein by reference). *

10.19	Employment Agreement, dated as of March 22, 2010, by and between Global Power Equipment Group Inc. and Tracy D. Pagliara (filed as Exhibit 10.22 to our Amendment No. 2 to Form 10 filed with the commission on July 20, 2010 and incorporated herein by reference). *

10.20	Amendment No. 4 to the Credit Agreement, effective as of June 25, 2010 (filed as Exhibit 10.23 to our Amendment No. 2 to Form 10 filed with the commission on July 20, 2010 and incorporated herein by reference).

10.21	Amended and Restated Global Power Equipment Group Inc. Incentive Compensation Plan (filed as Exhibit 10.1 to our Form 10-Q filed with the commission on May 16, 2011 and incorporated herein by reference). *

10.22	Global Power Equipment Group Inc. 2011 Equity Incentive Plan (filed as Exhibit 10.1 to our Form 8-K filed with the commission on May 24, 2011 and incorporated herein by reference). *

Exhibit	Description

10.23	Asset Purchase Agreement by and between Deltak, L.L.C. and Hamon Acquisitions, Inc. Dated as of August 5, 2011 (filed as Exhibit 10.1 to our Form 10-Q filed with the commission on August 15, 2011 and incorporated herein by reference).

10.24	Amendment No. 5 to the Credit Agreement, effective as of August 5, 2011 (filed as Exhibit 10.2 to our Form 10-Q filed with the commission on August 15, 2011 and incorporated herein by reference).

10.25	Form of Global Power Equipment Group Inc. Restricted Shares Award Agreement. *

10.26	Credit Agreement, dated as of February 21, 2012 (the “New Credit Agreement”), by and among Global Power Equipment Group Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, U.S. Bank National Association, and the other lenders from time to time party thereto.

10.27	Form of Global Power Equipment Group Inc. Restricted Shares Unit Agreement. *

21.1	Subsidiaries of Global Power Equipment Group Inc.

23.1	Consent of Independent Registered Public Accounting Firm

24.1	Powers of Attorney for our directors and certain executive officers

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.
+	We have requested and received confidential treatment of certain information contained in this exhibit under 17 C.F.R. § 200.80 (b)(4) and § 240.24b-2.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Form to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 14, 2012

GLOBAL POWER EQUIPMENT GROUP INC.

By:	/s/ David L. Keller
David L. Keller, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ David L. Keller David L. Keller	Chief Executive Officer, President and Director (Principal Executive Officer)	March 14, 2012

/s/ David L. Willis David L. Willis	Chief Financial Officer and Senior Vice President (Principal Financial Officer)	March 14, 2012

/s/ William G. Evans William G. Evans	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 14, 2012

/s/ Carl Bartoli Carl Bartoli	Director	March 14, 2012

/s/ Terence Cryan Terence Cryan	Director	March 14, 2012

/s/ Eugene I. Davis Eugene I. Davis	Director	March 14, 2012

/s/ Charles Macaluso Charles Macaluso	Director and Chairman of the Board	March 14, 2012

/s/ Michael E. Salvati Michael E. Salvati	Director	March 14, 2012

/s/ Frank E. Williams, Jr. Frank E. Williams, Jr.	Director	March 14, 2012

Global Power Equipment Group Inc.

and Subsidiaries

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Global Power Equipment Group Inc.

Irving, TX

We have audited the accompanying consolidated balance sheets of Global Power Equipment Group Inc. as of December 31, 2011 and December 31, 2010 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Power Equipment Group Inc. as of December 31, 2011 and December 31, 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Global Power Equipment Group Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP

Dallas, Texas

March 14, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Global Power Equipment Group Inc.

Irving, TX

We have audited Global Power Equipment Group Inc.’ s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Global Power Equipment Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A of the Annual Report on Form 10-K, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Global Power Equipment Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Global Power Equipment Group Inc. as of December 31, 2011 and December 31, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 14, 2012 expressed an unqualified opinion on those consolidated financial statements and schedule.

/s/ BDO USA, LLP
BDO USA, LLP

Dallas, Texas

March 14, 2012

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$99,491	$55,474
Restricted cash	3,100	1,019
Accounts receivable, net of allowance of $1,135 and $2,508	52,573	58,892
Inventories	5,354	5,077
Costs and estimated earnings in excess of billings	30,680	33,076
Deferred tax assets	3,424	814
Other current assets	5,920	4,087

Total current assets	200,542	158,439
Property, plant and equipment, net	9,492	12,234
Goodwill	74,018	80,400
Intangible assets, net	12,500	12,989
Deferred tax assets	14,448	—
Other assets	5,150	1,663

Total assets	$316,150	$265,725

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,377	$16,351
Accrued compensation and benefits	16,485	20,977
Billings in excess of costs and estimated earnings	12,859	11,335
Accrued warranties	4,719	6,049
Other current liabilities	7,153	9,843

Total current liabilities	51,593	64,555
Deferred tax liability	—	17,748
Other long-term liabilities	5,903	4,366

Total liabilities	57,496	86,669
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 170,000,000 shares authorized and 16,771,388 and 15,586,237 shares issued, respectively and 16,381,533 and 15,469,287 shares outstanding, respectively	168	156
Paid-in capital	69,495	65,890
Accumulated other comprehensive income	508	1,382
Retained earnings	188,487	111,629
Treasury stock, at cost (389,855 and 116,950 common shares, respectively)	(4)	(1)

Total stockholders’ equity	258,654	179,056

Total liabilities and stockholders’ equity	$316,150	$265,725

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS

($ in thousands, except share and per share amounts)

	Years Ended December 31,
	2011	2010	2009
Products revenue	$157,880	$105,009	$152,173
Services revenue	298,959	377,461	347,460

Total revenue	456,839	482,470	499,633
Cost of products revenue	121,363	76,323	110,841
Cost of services revenue	258,359	318,866	310,048

Cost of revenue	379,722	395,189	420,889

Gross profit	77,117	87,281	78,744
Selling and administrative expenses	50,561	47,662	41,131
Reorganization expense (income)	17	(1,477)	1,030

Operating income	26,539	41,096	36,583
Interest expense, net	1,119	7,052	9,667
Other income	(98)	(1,026)	(57)

Income from continuing operations before income tax	25,518	35,070	26,973
Income tax (benefit) expense	(37,538)	5,964	4,645

Income from continuing operations	63,056	29,106	22,328
Discontinued operations:
Income from discontinued operations, net of tax	2,624	11,529	2,812
Gain on disposals, net of tax	11,178	—	2,747

Income from discontinued operations	13,802	11,529	5,559

Net income	$76,858	$40,635	$27,887

Basic earnings per weighted average common share:
Income from continuing operations	$3.95	$1.91	$1.49
Income from discontinued operations	0.86	0.75	0.37

Income per common share - basic	$4.81	$2.66	$1.86

Weighted average number of shares of common stock outstanding - basic	15,981,223	15,253,579	14,971,921

Diluted earnings per weighted average common share:
Income from continuing operations	$3.70	$1.78	$1.43
Income from discontinued operations	0.81	0.71	0.36

Income per common share - diluted	$4.51	$2.49	$1.79

Weighted average number of shares of common stock outstanding - diluted	17,024,382	16,321,203	15,591,440

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

STATEMENTS OF STOCKHOLDERS’ EQUITY

($ in thousands, except share and per share amounts)

				Accumulated
	Common Shares			Other
	$0.01 Per Share		Paid-in	Comprehensive	Retained	Treasury Shares
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Total

Balance, December 31, 2008	14,954,061	$150	$60,888	$1,128	$43,107	—	$—	$105,273

Stock-based compensation	243,314	2	1,789	—	—	—	—	1,791
Warrants exercised	65,691	1	—	—	—	(41,913)	(1)	—
Forfeiture of restricted shares	—	—	—	—	—	(427)	—	—
Other comprehensive income, net of tax
Net income	—	—	—	—	27,887	—	—	27,887
Fair value of interest rate swap	—	—	—	625	—	—	—	625
Foreign currency translation	—	—	—	902	—	—	—	902

Comprehensive income								29,414

Balance, December 31, 2009	15,263,066	153	62,677	2,655	70,994	(42,340)	(1)	136,478

Stock-based compensation	265,436	2	3,223	—	—	(42,408)	—	3,225
Warrants exercised	58,373	1	(1)	—	—	(30,066)	—	—
Forfeiture of restricted shares	—	—	—	—	—	(2,136)	—	—
Fractional shares resulting from reverse stock split	(638)	—	(9)	—	—	—	—	(9)
Other comprehensive income (loss), net of tax
Net income	—	—	—	—	40,635	—	—	40,635
Fair value of interest rate swap	—	—	—	185	—	—	—	185
Foreign currency translation	—	—	—	(1,458)	—	—	—	(1,458)

Comprehensive income								39,362

Balance, December 31, 2010	15,586,237	156	65,890	1,382	111,629	(116,950)	(1)	179,056

Reverse treasury shares for stock-based compensation	(42,408)	—	—	—	—	42,408	—	—
Stock-based compensation	274,670	3	3,607	—	—	(7,969)	—	3,610
Warrants exercised	952,889	9	(2)	—	—	(307,344)	(3)	4
Other comprehensive income (loss), net of tax
Net income	—	—	—	—	76,858	—	—	76,858
Foreign currency translation	—	—	—	(874)	—	—	—	(874)

Comprehensive income								75,984

Balance, December 31, 2011	16,771,388	$168	$69,495	$508	$188,487	(389,855)	$(4)	$258,654

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Years Ended December 31,
	2011	2010	2009
Operating activities:
Net income	$76,858	$40,635	$27,887
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax (benefit) provision	(34,806)	2,518	3,803
Depreciation and amortization on plant, property and equipment and intangible assets	2,355	4,060	4,151
Amortization on deferred financing costs	527	3,180	1,245
Gain (loss) on disposals of equipment	10	39	(26)
Pre-tax gain on disposals of discontinued operations	(17,331)	—	(2,747)
Stock-based compensation	6,402	3,846	1,791
Changes in operating assets and liabilities:
Receivables	3,279	3,375	(6,314)
Inventories	(768)	(418)	304
Costs and estimated earnings in excess of billings	2,347	(3,606)	16,593
Other current assets	(1,986)	5,730	(5,720)
Other assets	(164)	1,271	(569)
Accounts payable	(5,522)	(12,562)	16,576
Accrued and other liabilities	(8,537)	(4,953)	5,081
Billings in excess of costs and estimated earnings	8,497	(19,813)	7,011
Deferred revenue	—	(3,006)	(5,689)

Net cash provided by operating activities	31,161	20,296	63,377

Investing activities:
Proceeds from sale of business, net of restricted cash and transaction costs	19,369	—	2,758
Net transfers of restricted cash	1,019	999	995
Proceeds from sale of equipment	6	—	50
Purchase of property, plant and equipment	(3,837)	(1,680)	(2,793)

Net cash provided by (used in) investing activities	16,557	(681)	1,010

Financing activities:
Payments of long-term debt	—	(65,325)	(44,675)
Proceeds from issuance of debt	—	—	25,000
Purchase of fractional common shares	—	(9)	—
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(3,084)	(621)	—
Payments of debt financing costs	—	—	(65)
Cash proceeds from exercise of warrants	7	—	—

Net cash used in financing activities	(3,077)	(65,955)	(19,740)
Effect of exchange rate changes on cash	(624)	(1,406)	940

Net change in cash and cash equivalents	44,017	(47,746)	45,587
Cash and cash equivalents, beginning of year	55,474	103,220	57,633

Cash and cash equivalents, end of year	$99,491	$55,474	$103,220

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BUSINESS AND ORGANIZATION

Global Power Equipment Group Inc. and its wholly owned subsidiaries (unless the context requires otherwise, “Global Power”, the “Company”, “we”, “us” or “our”) designs, engineers and manufactures gas turbine auxiliary equipment and provides routine and specialty maintenance services to customers in the utility and industrial sectors. Our corporate headquarters are located in Irving, Texas, with facilities in Tulsa, Oklahoma; Auburn, Massachusetts; Atlanta, Georgia; Monterrey, Mexico; Shanghai, China; and Heerlen, The Netherlands.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Global Power Equipment Group Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Discontinued Operations Presentation: In August 2011, we completed the sale of substantially all of the operating assets of our Deltak LLC (“Deltak”) business unit. The results of Deltak operations for all periods presented have been reclassified to discontinued operations except where noted. The following notes relate to our continuing operations only unless otherwise noted (See Note 3 – Discontinued Operations and Sale of Deltak Assets).

Use of Estimates: The preparation of financial statements in conformity with United States (“U.S.”) Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Actual results could vary materially from those estimates.

Reclassifications: Certain reclassifications have been made to prior years consolidated balances to conform with the current year presentation.

Revenue Recognition: We are organized in two major segments: the Products Division and the Services Division. Substantially all of our revenues within the Products Division are derived from fixed-priced contracts. Within the Services Division, we enter into a variety of contract structures including cost plus reimbursements, time and material contracts and fixed price contracts. The determination of the contract structure within Services Division is based on the scope of work, complexity and project length and customer preference. We expense pre-contract costs as incurred. Change orders are included in total estimated contract revenue when they can be reliably estimated and it is probable that the adjustment will be approved by the customer or realized. Costs related to change orders are recognized when they are incurred. Revenue for gas turbine auxiliary equipment is recognized as units are substantially completed, which is typically when the unit is delivered. Revenues for the Selective Catalytic Emission Reduction (“SCR”) product line in the Products Division and the fixed-price contracts in the Services Division are recognized on the percentage-of-completion method.

The percentage-of-completion method generally results in the recognition of reasonably consistent profit margins over the life of a contract since management has the ability to produce reasonably dependable estimates of contract billings and contract costs. We use the level of profit margin that is most likely to occur on a contract. If the most likely profit margin cannot be precisely determined, the lowest probable level of profit in the range of estimates is used until the results can be estimated more precisely. Our estimate of the total hours or total contract costs to be incurred at any particular time has a significant impact on the revenue recognized for the respective period. Changes in job performance, job conditions, estimated profitability, final contract settlements and resolution of claims may result in revisions to costs and income, and the effects of such revisions are recognized in the period that the revisions are determined. Estimated losses on uncompleted contracts are recognized in the period in which they first become apparent. Under percentage-of-completion accounting, management must also make key judgments in areas such as the percentage-of-completion, estimates of project revenue, costs and margin, estimates of total and remaining project hours and liquidated damages assessments. Any deviations from estimates could have a significant positive or negative impact on our results of operations.

Products Division revenue for gas turbine auxiliary equipment is recognized as the contract is substantially completed, which is typically when the unit is shipped. Certain of these contracts specify separate delivery dates and milestones of individual equipment units. In these circumstances, we recognize as revenue when the customer assumes the risk of loss and title for the equipment, which is generally the date the unit is shipped, and costs previously deferred are charged to expense. Our SCR product line follows percentage-of-completion method based on cost-to-cost input measures. Regardless of contract provisions, we require that the customer assumes risk of loss and title, and the installation is operating according to specifications or is an uninstalled unit that has been accepted by the customer for revenue to be recognized. Changes in job performance, job conditions, estimated profitability, final contract settlements and resolution of claims may result in revisions to job costs and income amounts that are different than amounts originally estimated.

Cost plus and time and material contracts represent the majority of the contracts in the Service Division. For these contract types, we recognize revenue when services are performed based upon an agreed-upon price for the completed services or based upon the hours incurred and agreed upon hourly rates. Some of our contracts include provisions that adjust contract revenues for safety, schedule or other performance measures. On cost reimbursable contracts, revenue is recognized as costs are incurred and includes applicable mark up earned through the date services are provided. Fixed price contracts are recognized under the percentage-of-completion method using cost-to-cost measures. Occasionally, we may exclude certain costs from the cost-to-cost method such as significant costs for materials or subcontractors if the exclusion of such costs would result in a more meaningful measurement of actual progress towards completion of the contract.

Revenue and cost of revenue for the discontinued Deltak business unit in the Products Division were recognized on the percentage-of-completion method based on the percentage of actual hours incurred to date in relation to total estimated hours for each contract. This method was used because management considered expended labor hours to be the best available measure of progress on these contracts.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and on deposit with initial maturities of three months or less. As of December 31, 2011, we had $12.5 million of cash and cash equivalents on deposit with financial institutions outside the U.S. as well as $87.0 million of cash and cash equivalents on deposit with financial institutions within the U.S.

Accounts Receivable: Accounts receivable are reported net of allowance for doubtful accounts and discounts. The allowance is based on numerous factors including but not limited to (i) current market conditions, (ii) review of specific customer economics and (iii) other estimates based on the judgment of management. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not generally charge interest on outstanding amounts.

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

Goodwill: Goodwill represents the excess of costs over fair value of assets of businesses acquired. In accordance with Accounting Standards Codification (“ASC”) 350-20 — Intangibles-Goodwill, we evaluate goodwill for impairment annually and when an event occurs or circumstances change to suggest that the carrying value may not be recoverable. We also assess goodwill at the end of a quarter if a triggering event occurs. In determining whether an interim triggering event has occurred, management monitors (i) the actual performance of the business relative to the fair value assumptions used during our annual goodwill impairment test and (ii) significant changes to future expectations. In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on the testing of goodwill impairment giving entities an option of performing a qualitative assessment before having to calculate the fair value of a reporting unit; however, we did not choose the qualitative assessment only option. Consequently, we executed a quantitative based impairment test as of December 31, 2011.

We estimate a portion of the fair value of our reporting units under the income approach by utilizing a discounted cash flow model based on several factors including balance sheet carrying values, historical results, our most recent forecasts, and other relevant quantitative and qualitative information. We discount the related cash flow forecasts using the weighted-average cost of capital at the date of evaluation. We also use the market approach to estimate the remaining portion of our reporting unit valuation. This technique utilizes comparative market multiples in the valuation estimate. While the income approach has the advantage of utilizing more company specific information, the market approach has the advantage of capturing market based transaction pricing.

Preparation of forecasts and the selection of the discount rate involve significant judgments that we base primarily on existing firm orders, expected future orders, and general market conditions. Significant changes in these forecasts, the discount rate selected, or the weighting of the income and market approach could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period.

The combined estimated fair value of all of our reporting units from the weighted total of the market approach and income approach often results in a premium over our market capitalization, commonly referred to as a control premium. The calculated control premium percentage is evaluated and compared to an estimated acceptable midpoint percentage. In the event that the calculated control premium is above this midpoint, a portion of the excess control premium is allocated to reduce the fair value of each reporting unit in order to further assess whether any reporting units have incurred goodwill impairment. Assessing the acceptable control premium percentage requires judgment and is impacted by external factors such as observed control premiums from comparable transactions derived from the prices paid on recent publicly disclosed acquisitions in our industry.

Long-Lived Assets: In accordance with ASC 360-10-5 – Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. We group long-lived assets by legal entity for purposes of recognition and measurement of an impairment loss as this is the lowest level for which cash flows are independent.

Cost of Revenue: Cost of revenue for both Products and Services Divisions primarily includes charges for materials, direct labor and related benefits, freight (inbound and outbound), direct supplies and tools, warehousing costs and utilities related to production facilities, purchasing and receiving costs, inspection costs, internal transfer costs, and, where appropriate, an allocation of overhead.

Warranty Costs: Our estimated costs related to service warranty are accrued as the related revenue is recognized and included in cost of revenue. Our estimated costs related to products warranty are accrued using a specific identification basis. Estimated costs are based upon past warranty claims, sales history, the applicable contract terms and the remaining warranty periods. Warranty terms vary by contract but generally provide for a term of three years or less. We manage our exposure to warranty claims by having our field service and quality assurance personnel regularly monitor projects and maintain ongoing and regular communications with the customers.

Shipping and Handling Costs: We account for shipping and handling costs in accordance with ASC 605-45 – Principal Agent Considerations. Amounts billed to customers in sale transactions related to shipping and handling costs are recorded as revenue. Shipping and handling costs incurred are included in cost of revenue in the accompanying consolidated statements of operations.

Advertising Costs: We account for advertising costs in accordance with ASC 720-35 – Advertising Costs. Generally, advertising costs are immaterial and are expensed as incurred and included in selling and administrative expense.

Selling and Administrative Expense: Selling and administrative expenses are primarily comprised of indirect labor and related benefits, legal and professional fees, indirect utilities, office rent, bad debt expense and indirect travel and related expenses.

Stock-Based Compensation Expense: We measure and recognize stock-based compensation expense based on estimated fair values of the stock awards on the date of grant. Vesting of RSUs is based on certain performance and service conditions over a four year period. We recognize compensation cost for awards with performance conditions if and when we conclude that it is probable that the performance condition will be achieved, net of an estimate of pre-vesting forfeitures. We recognize compensation cost for awards with service condition throughout the vesting term, net of an estimate of pre-vesting forfeitures. Stock-based compensation expense is included in selling and administrative expenses in the accompanying consolidated statements of operations.

We estimate expected forfeitures of stock-based awards at the grant date and recognize compensation cost only for those awards expected to vest. We estimate our forfeiture rate based on several factors including historical forfeiture activity, expected future employee turnover, and other qualitative factors. We ultimately adjust this forfeiture assumption to actual forfeitures.

Income Taxes: We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We measure deferred tax assets and liabilities using enacted tax rates expected to be applied to taxable income in the years in which those differences are expected to be recovered or settled. We recognize in income the effect of a change in tax rates on deferred tax assets and liabilities in the period that includes the enactment date.

Under ASC 740 – Income Taxes (“ASC 740”), FASB requires companies to assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available positive and negative evidence, using a “more likely than not” standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company’s current or previous operating history are given more weight than its future outlook, although we do consider future taxable income projections, ongoing tax planning strategies and the limitation on the use of carryforward losses in determining valuation allowance needs. We establish valuation allowances for our deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We recognize the tax benefit from uncertain tax positions only if it is more likely than not to be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. We believe that our benefits and accruals recognized are appropriate for all open audit years based on our assessment of many factors including past experience and interpretation of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. To the extent that the final tax outcome of these matters is determined to be different than the amounts recorded, those differences will impact income tax expense in the period in which the determination is made.

Derivative Financial Instruments: ASC 815 – Derivatives and Hedging (“ASC 815”), requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. For derivatives designated as hedges, changes in the fair value are either offset against the change in fair value, for the risk being hedged, of the assets and liabilities through earnings, or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings.

We historically used financial instruments in the management of our foreign currency exchange exposures. These financial instruments are considered derivatives under ASC 815, but did not meet hedge accounting requirements. Therefore, we recognized changes in fair values of the forward agreements in other income. As of December 31, 2011 and December 31, 2010, there were no forward contracts outstanding.

Foreign Currency Translation: Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate during the period. Translation adjustments are accumulated and reported as a component of accumulated other comprehensive income. As of December 31, 2011, we had $0.5 million of unrealized gains related to foreign currency translation recorded as other comprehensive income. During 2011, we incurred $0.9 million of net foreign currency losses inclusive of a $0.4 million tax benefit.

Recently Issued Accounting Pronouncements:

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) (“ASU 2011-05”) which changes the options when presenting comprehensive income. The update gives companies the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in separate but consecutive statements. The amendments in the update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This amendment also required an entity to present on the face of the financial statements adjustments for items that are reclassified from accumulated other comprehensive income to net income; however, in December 2011 the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”). The update defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. The provisions of ASU 2011-05 will be applied retrospectively for interim and annual periods beginning after December 15, 2011. We will adopt the provisions of ASU 2011-05 and ASU 2011-12 in the first quarter 2012.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles—Goodwill and Other (Topic 850) Testing Goodwill for Impairment. Under this new standard, entities testing goodwill for impairment now have an option of performing a qualitative assessment before having to calculate the fair value of a reporting unit. If an entity determines, on the basis of qualitative factors, that there is a more likely than not chance that the fair value of the reporting unit is less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. This standard is effective for us beginning January 1, 2012, with early adoption permitted under certain conditions. We did not elect to perform a qualitative assessment in lieu of the annual Step 1 test.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210) (“ASU 2011-11”) which intends to enhance a financial statement user’s ability to understand the effects of netting arrangements on an entity’s financial statements, including financial instruments and derivative instruments that are either offset or subject to an enforceable master netting or similar arrangement. The scope of ASU 2011-11 includes derivatives, sale and repurchase agreements and reverse sale and repurchase agreements and securities borrowing and securities lending arrangements. ASU 2011-11 includes enhanced disclosure requirements, including both gross and net information about instruments and transactions eligible for offset or subject to an agreement similar to a master netting arrangement. The provisions of ASU 2011-11 will be applied retrospectively for interim and annual periods beginning on or after January 1, 2013. We do not expect the adoption of this standard will have any material effect on our financial statements or results of operations.

NOTE 3 – DISCONTINUED OPERATIONS AND SALE OF DELTAK ASSETS

During the third quarter of 2011, we completed the sale of the operating net assets of our Deltak business unit, which was part of the Products Division, to Hamon Corporation, a subsidiary of Hamon & Compagnie International SA, (“the Buyer”) for $31.0 million in cash, less a $4.9 million working capital adjustment. One of our wholly owned subsidiaries has indemnified the Buyer for certain product warranty obligations that may arise or be incurred in the future by the Buyer related to pre-closing periods for customer contracts assigned to the Buyer. In addition, one of our wholly owned subsidiaries remains liable for potential warranty claims for product sales prior to closing and certain contracts that were near completion and not assigned to the Buyer. Generally, these warranty periods expire two years from the installation of the equipment. We believe that substantially all open contracts not assigned to the Buyer will be completed by the second quarter of 2012.

The sale agreement required the establishment of escrow accounts totaling $7.0 million as a funding mechanism for settlement of warranty claims and other possible contractual claims. As of December 31, 2011, the escrow balances are recorded in the accompanying consolidated balance sheet as short-term restricted cash of $3.1 million and long-term restricted cash, included in other assets, of $3.9 million. As part of the acquisition agreement, one of our subsidiaries entered into a transition service agreement with the Buyer whereby they will service any warranty claims, complete any contracts not assigned to the Buyer, and provide administrative support for these wind down activities. The Buyer is entitled to charge us their costs plus a mark-up. As of December 31, 2011, our warranty accrual for these potential claims was $1.2 million.

We have recorded a pre-tax gain on disposal of $17.3 million. The recorded gain related to the sale of the Deltak business unit is as follows ($ in thousands):

Gross proceeds	$31,000
Adjusted for:
Working capital	(4,935)
Net book value of assets disposed	(5,894)
Transaction costs	(2,840)

Pre-tax gain	17,331
Income taxes	(6,153)

Gain on disposition, net of tax	$11,178

Transaction costs include brokerage fees, legal fees, and cash and stock-based compensation paid to Deltak employees.

We have reported the disposition of the Deltak business unit in 2011 as discontinued operations in accordance with the guidance of ASC 205-20 – Discontinued Operations. Accordingly, we have reclassified the results of operations as discontinued operations for all periods presented. Such reclassifications had no effect on net income or stockholders’ equity. The Deltak business unit sold in 2011was formerly part of the Products Division.

We experienced earned income during 2011, 2010 and 2009 from discontinued operations due to (i) the sale of the Deltak business unit in 2011, (ii) the winding down of the large-scale HRSG operations initiated during our bankruptcy and (iii) 2009 receipt of proceeds from funds held in escrow from the 2007 sale of Global Power Asia, Ltd. which we recognized as an additional gain on the sale of discontinued operations during the year ended December 31, 2009.

The following table presents selected information regarding the results of our discontinued operations. ($ in thousands):

	Years Ended December 31,
	2011	2010	2009
Revenue	$27,794	$40,688	$46,897
Income before income taxes	3,145	12,177	3,460
Income tax expense	(521)	(648)	(648)
Gain on disposal of assets	11,178	—	2,747

Income from discontinued operations	$13,802	$11,529	$5,559

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Our property, plant and equipment balances, by significant asset category, are as follows ($ in thousands):

	Estimated Useful Lives	December 31,
		2011	2010
Land	—	$718	$2,164
Buildings and improvements	5-39 years	6,567	11,762
Machinery and equipment	3-12 years	10,595	15,444
Furniture and fixtures	2-10 years	4,713	6,674
Construction-in-progress	—	2,408	983

		25,001	37,027

Less accumulated depreciation and amortization		(15,509)	(24,793)

Property, plant and equipment, net		$9,492	$12,234

Construction-in-progress primarily included internal use software development costs as of December 31, 2011 and 2010. Depreciation and amortization expense related to continuing operations was approximately $1.6 million, $1.8 million and $1.9 million during the years ended December 31, 2011, 2010 and 2009, respectively. Depreciation and amortization expense from discontinued operations was approximately $0.3 million, $0.5 million and $0.5 million during the years ended December 31, 2011, 2010 and 2009, respectively. Costs of significant additions, renewals and betterments are capitalized. When an asset is sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the gain or loss on disposition is reflected in the accompanying consolidated statements of operations. Depreciation expense related to capital equipment used in production is included in cost of revenue. Maintenance and repairs are charged to operations when incurred.

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

The balances for goodwill as of December 31, 2011 and 2010 are as follows ($ in thousands):

	December 31,
	2011	2010
Products Division	$38,618	$45,000
Services Division	35,400	35,400

Total	$74,018	$80,400

On August 31, 2011, $6.4 million of Products Division goodwill was divested through the sale of the Deltak business unit. We reviewed the remaining Products Division goodwill (Step 1) and concluded that no impairment existed as of the disposal date. During 2011 and 2010, we performed the annual impairment review of goodwill and concluded that the estimated fair value of each reporting unit substantially exceeded the related carrying value and therefore no impairment was recorded.

The balances for other intangible assets as of December 31, 2011 are as follows ($ in thousands):

	December 31, 2011
	Weighted Average Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net Asset
Intangible Assets
Customer Relations	6	$8,800	$8,800	$—
Trade Name	Indefinite	12,500	—	12,500

Total Intangible Assets		$21,300	$8,800	$12,500

The balances for other intangible assets as of December 31, 2010 are as follows ($ in thousands):

	December 31, 2010
	Weighted Average Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net Asset
Intangible Assets
Customer Relations	6	$8,800	$8,311	$489
Trade Name	Indefinite	12,500	—	12,500

Total Intangible Assets		$21,300	$8,311	$12,989

Amortization expense during 2011, 2010 and 2009 was approximately $0.5 million, $1.8 million and $1.8 million, respectively. As of December 31, 2011, all intangible assets subject to amortization have been fully amortized.

Indefinite-lived intangibles consist of our Williams Industrial Services Group trade name, which we expect to utilize for the foreseeable future. During 2011 and 2010, we performed the annual impairment review of the indefinite-lived intangible asset and concluded that the estimated fair value of the trade name substantially exceeded the related carrying value and therefore no impairment was recorded.

NOTE 6 – FINANCIAL INSTRUMENTS

Our financial instruments as of December 31, 2011 and 2010 consist primarily of cash and cash equivalents, receivables, payables and debt instruments. The carrying values of these financial instruments approximate their respective fair values as they are either short-term in nature or carry interest rates which are periodically adjusted to market rates. ASC 820 – Fair Value Measurements and Disclosures (“ASC 820”) establishes a three-tier fair value hierarchy, which categorizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in the active markets for identical assets and liabilities and the lowest priority to unobservable inputs. As of December 31, 2011 and 2010, we did not hold any financial instruments requiring fair value measurements to be performed.

ASC 820 requires that we provide a reconciliation of the beginning and ending balances for Level 3 assets and liabilities measured at fair value. Since we have no Level 3 assets or liabilities, no reconciliation is necessary.

There was no impact of derivatives on our consolidated balance sheets as of December 31, 2011 and 2010. We historically used financial instruments in the management of our foreign currency exchange exposures. These financial instruments were considered derivatives under ASC 815, but did not meet hedge accounting requirements. Therefore, we recognized changes in fair values of the forward agreements in other income. As of December 31, 2011 and 2010, there were no forward contracts outstanding.

In March 2008, we entered into an interest rate swap agreement to convert $60 million of the Previous Credit Facility (as defined in Note 9 – Debt) variable interest payments to a fixed rate of 2.97% which terminated in March 2010. The interest rate swap agreement constituted a cash flow hedge and satisfied the criteria for hedge accounting prescribed by ASC 815. We determined that the effectiveness of the hedge would be assessed periodically by comparing the terms of the swap and the loan to assure they continued to coincide and to evaluate the counterparty’s ability to honor its obligations under the swap agreements. On October 1, 2009, we exercised our option to change the basis for the variable interest rate used on the Previous Credit Facility which caused a portion of the swap to become ineffective. The amount of accumulated other comprehensive income associated with the interest rate swap was a loss of $0.2 million as of December 31, 2009. There was no applicable balance as of December 31, 2011 and 2010.

The following tables show the impact of derivatives not designated as hedging instruments on our consolidated statements of operations ($ in thousands):

	Location of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives during the Years Ended December 31,
Derivatives Not Designated as Hedging Instruments under ASC 815-10		2011	2010	2009
Foreign exchange contracts	Other income	$—	$570	$(570)

Total		$—	$570	$(570)

The following tables show the impact of derivatives designated as hedging instruments on our consolidated statements of operations ($ in thousands):

	Location of Loss Recognized on Derivatives	Amount of Loss Recognized on Derivatives during the Years Ended December 31,
Derivatives Designated as Hedging Instruments under ASC 815-10		2011	2010	2009
Interest rate contracts	Other income	$—	$—	$(99)

Total		$—	$—	$(99)

NOTE 7 – INCOME TAXES

The following table summarizes the income tax (benefit) expense ($ in thousands):

	Years Ended December 31,
	2011	2010	2009
Current:
Federal	$1,021	$2,983	$39
State	1,010	—	—
Foreign	1,900	947	1,452

Total current	3,931	3,930	1,491

Deferred:
Federal	(30,822)	2,244	3,527
State	(3,353)	269	403
Foreign	(620)	169	(128)

Total deferred	(34,795)	2,682	3,802

Income tax (benefit) expense	$(30,864)	$6,612	$5,293

Income tax expense is allocated between continuing operations and discontinued operations as follows ($ in thousands):

	Years Ended December 31,
	2011	2010	2009
Continuing operations	$(37,538)	$5,964	$4,645
Discontinued operations	6,674	648	648

Income tax (benefit) expense	$(30,864)	$6,612	$5,293

Income before income taxes was as follows ($ in thousands):

	Years Ended December 31,
	2011	2010	2009
Domestic	$17,624	$32,837	$19,716
Foreign	7,894	2,233	7,257

Income from continuing operations	25,518	35,070	26,973
Income from discontinued operations	20,476	12,177	6,207

Income before income tax	$45,994	$47,247	$33,180

The components of deferred income taxes consist of the following ($ in thousands):

	December 31,
	2011	2010
Assets:
Cost in excess of identifiable net assets of business acquired	$22,881	$28,392
Reserves and other accruals	2,075	4,748
Tax credit carryforwards	9,670	9,542
Accrued compensation and benefits	4,256	4,064
State net operating loss carryforwards	1,642	1,144
Federal net operating loss carryforwards	2,971	8,847
Other	1,109	848

	44,604	57,585
Liabilities:
Indefinite life intangibles	(19,431)	(17,855)
Property and equipment	(456)	(1,428)

Net deferred tax assets	24,717	38,302
Valuation allowance for net deferred tax assets	(6,845)	(55,236)

Net deferred tax asset (liability) after valuation allowance	$17,872	$(16,934)

As of December 31, 2011, we have remaining valuation allowances of $0.6 million for certain state net operating loss (“NOL”) carryforwards which we do not believe are realizable as we do not anticipate future operations in those states. We also have valuation allowances against foreign tax credit carryforwards of $6.3 million as of December 31, 2011 which will remain in effect until the foreign tax credit is utilized, expires or the related foreign entity is dissolved.

As of December 31, 2011, we have $10.3 million of undistributed foreign earnings which management intends to reinvest in our foreign operations. Our current forecasts and budgets indicate that the earnings are not needed for domestic purposes and can be retained in our foreign operations. As a result, we have not recorded a deferred tax liability on the excess of financial reporting over tax basis in our foreign subsidiaries.

In the second quarter of 2011, we significantly reduced our valuation allowances against deferred tax assets for intangible assets, accruals and U.S. NOL carryforwards in accordance with ASC 740. Management’s assessment included consideration of all available positive and negative evidence including, among other evidence, the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), recent utilization of NOL carryforwards, historical operating income, projected future taxable income, customer concentration, tight credit markets, and tax planning strategies. Based on results of the assessment, we determined that it was more likely than not that the U.S. NOL carryforwards were realizable based on the guidance provided in ASC 740. Because the U.S. NOL carryforwards are expected to be realized due to current year and future year’s income, only the portion attributable to future year’s income was released as a discrete event during the second quarter of 2011. The remainder was allocated to subsequent interim periods as current year activity as income was realized and would have adjusted the estimated annual effective tax rate accordingly. Therefore, we recognized a non-recurring, non-cash tax benefit in the second quarter of 2011 for continuing operations of $40.0 million related to the release of valuation allowances as of June 30, 2011.

Current year income allowed interim period decreases to the valuation allowance of $4.6 million and $1.3 million for third quarter and fourth quarter of 2011, respectively. Additionally, there were increases to valuation allowances in the second and fourth quarters of 2011 of $0.5 million and $0.3 million, respectively, for state NOL modifications. During the fourth quarter of 2011, we determined it was more likely than not that a portion of the foreign tax credit carryforwards were realizable and released the valuation allowance recorded against the portion of foreign tax credit carryforwards deemed realizable. Accordingly, we recognized a non-recurring, non-cash tax benefit at December 31, 2011 of $3.4 million related to the partial release of the valuation allowance in regards to foreign tax credit carryforwards.

As of December 31, 2010, we had a valuation allowance against deferred income tax assets of approximately $55.2 million representing the amount of our deferred income tax assets in excess of our deferred income tax liabilities arising from balances other than indefinite life intangibles.

During 2010, we wrote off a deferred tax asset of $19.5 million related to restructuring charges that we determined no longer represented a temporary difference. The deferred tax asset was fully covered by a valuation allowance that was reversed at the same time.

Net deferred tax assets are allocated between current and non-current as follows ($ in thousands):

	December 31,
	2011	2010
Current deferred tax asset	$3,424	$814
Non-current deferred tax asset (liability)	14,448	(17,748)

Net deferred tax assets (liabilities) after valuation allowance	$17,872	$(16,934)

The amount of the income tax provision for continuing operations during the years ended December 31, 2011, 2010 and 2009 differs from the statutory federal income tax rate of 35% as follows:

	Years Ended December 31,
	2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent
Tax expense computed at the maximum U.S. statutory rate	$8,930	35.0%	$12,274	35.0%	$9,440	35.0%

Difference resulting from state income taxes, net of federal income tax benefits	1,997	7.8%	269	0.8%	403	1.5%
Foreign tax rate differences	(670)	-2.6%	(85)	-0.2%	1,132	4.2%
Foreign dividends received	—	—	2,363	6.7%	—	—
Dividends received deduction	—	—	(1,042)	-3.0%	—	—
Non-deductible expenses	1,422	5.6%	1,180	3.4%	1,641	6.1%
Multi-year true-ups (including correction in 2010)	276	1.1%	2,983	8.5%	(435)	-1.6%
Net gain on outbound transfer	—	—	467	1.3%	—	—
Change in valuation allowance	(48,430)	-189.8%	(11,651)	-33.2%	(7,881)	-29.2%
Effective rate differences	—	—	(631)	-1.8%	—	—
Change in accrual for uncertain tax positions	905	3.5%	—	—	—	—
Other, net	(1,968)	-7.7%	(163)	-0.5%	345	1.3%

Total	$(37,538)	-147.1%	$5,964	17.0%	$4,645	17.3%

We have approximately $24.3 million of federal NOL carryforwards expiring in 2025 through 2027 of which $7.7 million is from stock-based compensation awards. In accordance with applicable accounting standards, a financial statement benefit has not been recorded for the net operating loss related to the stock-based compensation awards. We have state income tax loss carryforwards of approximately $27.1 million expiring in 2012 through 2027. We have approximately $9.7 million in foreign tax credit carryforwards expiring in 2015 through 2021.

We provide income taxes on the undistributed earnings of our foreign subsidiaries except to the extent that such earnings are indefinitely reinvested outside the U.S. As of December 31, 2011, all of the undistributed earnings of the foreign subsidiaries, approximately $10.3 million, were considered to be reinvested indefinitely. Consequently, we have not provided for the federal and foreign withholding taxes on the foreign subsidiaries’ undistributed earnings. If we decided to repatriate all available foreign cash, it would result in the recognition of income tax expense. However, the tax liability would be offset by a NOL. All foreign taxes that flow up with distribution would generate foreign tax credits that would be offset by a full valuation allowance, thus having zero impact on the total tax provision.

We apply ASC 740 – Income Taxes, as it relates to uncertain tax positions. Currently, we are not under examination for income tax purposes by any taxing jurisdiction. A presentation of open tax years by jurisdiction is as follows:

Tax Jurisdiction	Examination in Progress	Open Tax Years for Examination
United States	None	2005 to Present
Mexico	None	2006 to Present
China	None	2004 to Present
The Netherlands	None	2008 to Present

As of December 31, 2011 and December 31, 2010, we provided for a liability of $5.8 million and $3.9 million, respectively, for unrecognized tax benefits related to various federal, foreign and state income tax matters, which is included in other long-term liabilities. If recognized, the entire amount of the liability would affect the effective income tax rate. We have elected to classify interest and penalties related to uncertain income tax positions in income tax expense. As of December 31, 2011, we have accrued approximately $1.9 million for potential payment of interest and penalties.

Following is a reconciliation of the total amounts of unrecognized tax benefits during the years ended December 31, 2011, 2010 and 2009 ($ in thousands):

	Years Ended December 31,
	2011	2010	2009
Unrecognized Tax Benefits at January 1	$3,899	$4,242	$4,046
Change in Unrecognized Tax Benefits Taken During a Prior Period	1,587	—	—
Change in Unrecognized Tax Benefits During the Current Period	277	136	583
Decreases in Unrecognized Tax Benefits From Settlements with Taxing Authorities	—	(479)	(387)
Reductions to Unrecognized Tax Benefits From Lapse of Statutes of Limitations	—	—	—

Unrecognized Tax Benefits at December 31	$5,763	$3,899	$4,242

As of December 31, 2011, 2010 and 2009 the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate are approximately $3.2 million, $1.8 million and $1.9 million, respectively.

NOTE 8 – UNCOMPLETED CONTRACTS

Both the Products and Services Divisions enter into contracts that allow for periodic billings over the contract term. At any point in time, each project under construction could have either costs and estimated earnings in excess of billings or billings in excess of costs and estimated earnings.

Costs, earnings and billings related to uncompleted contracts consist of the following ($ in thousands):

	December 31,
	2011	2010
Costs incurred on uncompleted contracts	$387,208	$420,552
Earnings recognized on uncompleted contracts	75,218	60,652

Total	462,426	481,204
Less - billings to date	(444,605)	(459,463)

Net	$17,821	$21,741

The net amounts are included in the accompanying consolidated balance sheets under the following headings ($ in thousands):

	December 31,
	2011	2010
Costs and estimated earnings in excess of billings	$30,680	$33,076
Billings in excess of costs and estimated earnings	(12,859)	(11,335)

Net	$17,821	$21,741

NOTE 9 – DEBT

Credit Facility: As of December 31, 2011, we had a $150 million Credit Facility (“Previous Credit Facility”) consisting of a $60 million revolving letter of credit facility, including a $25 million cash advance sub-facility, and a $90 million term loan facility. On November 18, 2010, we repaid the outstanding balance of the term loan facility and all related interest in full. As of December 31, 2011, we had $25.0 million of unused capacity on the cash advance sub-facility. The Previous Credit Facility would have terminated on January 22, 2014 and any amounts outstanding at that time would have been due and payable in full, if it had not been extinguished on February 21, 2012 when we entered into a new credit facility (see Note 19 – Subsequent Events). As of December 31, 2011 and 2010, there were no amounts outstanding on the Previous Credit Facility.

The interest rate on letters of credit issued under the revolving letter of credit was 3.50% as of December 31, 2011. We also pay an unused line fee of 0.50%. Should we need to borrow against the revolver facility we would incur an interest rate of LIBOR plus 3.50% per annum.

The Previous Credit Facility included customary affirmative and negative covenants, such as limitations on the creation of new indebtedness and on certain liens, restrictions on certain transactions and payments and required maintenance of a maximum consolidated leverage ratio, minimum consolidated fixed charge ratio and minimum liquidity. A default under the Previous Credit Facility may be triggered by events such as a failure to comply with financial covenants or other covenants under the Previous Credit Facility, a failure to make payments when due under the Previous Credit Facility, a change of control of the Company or certain insolvency proceedings. A default under the Previous Credit Facility would permit the participating banks to restrict our ability to further access the Previous Credit Facility for loans, require the immediate repayment of any outstanding loans with interest and require the cash collateralization of outstanding letter of credit obligations. The Previous Credit Facility was secured by a first priority lien on substantially all of our assets.

Deferred Financing Costs: Deferred financing costs are amortized over the terms of the related debt facilities using the effective yield method. On November 18, 2010, we repaid the outstanding balance of the term loan facility and all related interest in full. As a result, the amortization of debt financing costs pertaining to the term note facility was accelerated increasing the amount of interest expense recognized during 2010 by $1.8 million. Total interest expense associated with the amortization of these costs was approximately $0.5 million during 2011, $3.2 million during 2010, and $1.2 million during 2009. As of December 31, 2011 and 2010, we had unamortized deferred financing fees on our Previous Credit Facility of $1.1 million and $1.6 million, respectively.

NOTE 10 – STOCKHOLDERS’ EQUITY

Warrants: On January 22, 2008, we issued warrants to purchase 1,807,236 shares of common stock with an exercise price of $7.9254. The warrants vested immediately upon issuance and expire on January 22, 2013. During the year ended December 31, 2011, warrants were exercised to purchase 952,889 shares of common stock. The stock was sold in a cashless transaction whereby we withheld 307,344 shares of common stock, treasury shares, as payment of the exercised purchase warrants.

Reversal of Treasury Shares: In March 2010, we issued 226,617 shares of common stock pursuant to the vesting schedules under the 2008 Management Incentive Plan. At that time, some participants elected to have a portion of their shares withheld to satisfy tax withholding obligations. As a result, in 2011, 42,408 shares were transferred to our treasury shares account. However, according to the 2008 Management Incentive Plan, these shares should have been transferred to the reserve account for future restricted stock grants. We account for treasury stock using the par value method.

NOTE 11 – EARNINGS PER SHARE

Basic earnings per common share is net income divided by the weighted average common shares outstanding during the period. Diluted earnings per common share is based on the weighted average common shares outstanding during the period, adjusted to include the incremental effect of common shares that would be issued upon the conversion of warrants and the vesting and release of restricted stock awards.

Basic and diluted earnings per common share are calculated as follows (in thousands, except for share and per share data):

	Years Ended December 31,
	2011	2010	2009
Net Income (basic and diluted):
Income from continuing operations	$63,056	$29,106	$22,328
Income from discontinued operations	13,802	11,529	5,559

Net income available to common shareholders	$76,858	$40,635	$27,887

Basic Earnings Per Common Share:
Weighted Average Common Shares Outstanding	15,981,223	15,253,579	14,971,921

Basic earnings per common share from continuing operations	$3.95	$1.91	$1.49
Basic earnings per common share from discontinued operations	0.86	0.75	0.37

Basic earnings per common share	$4.81	$2.66	$1.86

Diluted Earnings Per Common Share:
Weighted Average Common Shares Outstanding	15,981,223	15,253,579	14,971,921
Effect of Dilutive Securities:
Unvested portion of restricted stock awards	268,498	528,036	461,448
Warrants to purchase common stock	774,661	539,588	158,071

Weighted Average Common Shares Outstanding Assuming Dilution	17,024,382	16,321,203	15,591,440

Diluted earnings per common share from continuing operations	$3.70	$1.78	$1.43
Diluted earnings per common share from discontinued operations	0.81	0.71	0.36

Diluted earnings per common share	$4.51	$2.49	$1.79

During the years ended December 31, 2011, 2010 and 2009, no outstanding stock equivalents were anti-dilutive and excluded from the computations of diluted earnings per common share. Excluded from the calculation of both basic and diluted earnings per common share are the unvested performance-based restricted stock awards for which performance targets had not been set by the Board of Directors of 235,755, 346,888 and 312,821 as of December 31, 2011, 2010 and 2009, respectively.

NOTE 12 – STOCK-BASED COMPENSATION

On May 19, 2011, our stockholders approved the 2011 Equity Incentive Plan (the “2011 Plan”). The 2011 Plan allows for the issuance of up to 600,000 shares of stock awards to our employees and our directors. Grants of restricted stock awards under our 2011 Plan are valued in terms of the quoted market price of our common stock at date of grant. Vesting of these awards is based on certain service or service and performance conditions over a four year period.

Our restricted stock awards currently are comprised of two types of awards which are restricted stock units which have historically been granted to employees and restricted share awards which are typically granted to directors. Any forfeitures of restricted stock units will be available for future awards. Any forfeitures of restricted share awards will be transferred into our treasury shares account and no longer be available for issue.

The 2011 Plan terminated the 2008 Management Incentive Plan and the 2008 Director’s Equity Incentive Plan (collectively the “Prior Plans”). No new awards will be granted under the Prior Plans and the remaining shares authorized but unissued were transferred to the 2011 Plan.

Shares available for future stock based awards to employees and directors under the 2011 plan totaled 837,363 as of December 31, 2011.

Total stock-based compensation expense during the years ended December 31, 2011, 2010 and 2009 was $6.4 million, $3.8 million and $1.8 million, respectively, with no related excess tax benefit recognized. As of December 31, 2011, total unrecognized compensation expense related to all unvested restricted stock awards for which terms and conditions are known totaled $5.9 million, which is expected to be recognized over a weighted-average period of 3.13 years. The fair value of shares that vested during 2011, 2010 and 2009 based on the stock price at the applicable vesting date was $11.1 million, $3.9 million and $1.2 million, respectively. The following table summarizes our unvested restricted stock award activity from December 31, 2010 to December 31, 2011:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested restricted stock at December 31, 2010	745,687	11.24

Granted	307,525	24.32
Vested	(409,575)	12.40
Forfeited	(5,218)	14.93

Unvested restricted stock at December 31, 2011	638,419	$16.76

Excluded from the table above are shares of performance based restricted stock awards for which performance criteria had not been established by our Board of Directors of 235,755, 346,888 and 312,821 as of December 31, 2011, 2010 and 2009, respectively. Because we establish separate performance goals for each of the four years in the vesting period, we consider each annual installment of performance-based restricted stock awards to be the subject of a separate annual grant in the year the performance criteria is set.

Management Co-Investment Plan: On January 22, 2008, members of management were offered the opportunity to purchase shares of the new common stock (up to an aggregate amount of $1.5 million) at the share price of $7.65 per share. With each purchase of two shares of new common stock, an additional share of restricted stock was issued. All outstanding shares cliff vested in January 2011. We recognized less than $0.1 million, $0.2 million and $0.2 million of expense during the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 13 – EMPLOYEE BENEFIT PLANS

Defined Contribution Plan: We maintain a 401(k) plan covering substantially all of our employees in the U.S. Expense for our 401(k) plan during the years ended December 31, 2011, 2010 and 2009 was approximately $0.8 million, $1.3 million and $0.9 million, respectively.

Multiemployer Pension Plans: We contribute to over 150 union sponsored multiemployer pension plans throughout the U.S. under the terms of collective-bargaining agreements that cover our union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans primarily in the following aspects:

1.	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

2.	If a participating employer stops contributing to the multiemployer plan, the unfunded obligations of the multiemployer plan may be borne by the remaining participating employers.

3.	If we choose to stop participating in some of our multiemployer plans, we may be required to pay those plans an amount based on the underfunded status of the multiemployer plan, referred to as a withdrawal liability.

Our participation in these multiemployer plans during the year ended December 31, 2011 is outlined in the following table. All information in the tables is as of December 31, of the relevant year, or 2010, unless otherwise stated. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act zone status available during 2011 and 2010 is for the plans’ fiscal year-ends as of 2010 and 2009, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The last column lists the expiration date of the collective-bargaining agreement to which the plans are subject.

Certain plans have been aggregated in the “All Others” line in the following table, as the contributions to each of these individual plans are not material.

	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	($ in thousands) Contributions by Global Power			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
Pension Fund		2010	2009		2011	2010	2009
IUPAT Industry Pension Plan	52-6073909/001	Yellow	Yellow	Pending	$1,899	$1,586	$1,138	No	Varies through June 2016
Boilermaker-Blacksmith National Pension Trust	48-6168020/001	Yellow	Green	Implemented	1,284	762	1,516	No	Varies through July 2015
Plumbers & Pipefitters National Pension Fund	52-6152779/001	Red 6/30/2010	Green 6/30/2009	Pending	1,167	522	849	No	Varies through July 2015
IBEW Local 1579 Pension Plan(1)	58-1254974/001	Green 9/30/2010	Green 9/30/2009	No	808	832	263	No	Varies through July 2015
National Electrical Benefits Fund	53-0181657/001	Green	Green	No	738	871	748	No	Varies through July 2015
Laborers National Pension Fund	75-1280827/001	Green	Green	No	734	742	667	No	Varies through July 2015
Massachusetts Laborers’ Pension Fund	04-6128298/001	Red 6/30/2010	Green 6/30/2009	Implemented	730	651	797	No	Varies through August 2012
Pension Trust Fund of the Pension Hospitalization & Benefit Plan of the Electrical Industry	13-6123601/001	Green 9/30/2010	Green 9/30/2009	No	478	1,339	61	No	August 2012
Plumbers and Steamfitters Local No. 131 Pension Fund(1)	51-6029575/001	Red 10/31/2010	Red 10/31/2009	Implemented	363	83	332	No	December 2012
AFL-AGC Building Trades Pension Fund(1)	63-6055108/001	Green 6/30/2010	Green 6/30/2009	No	328	542	248	No	July 2015
Insulators Local No. 96 Pension Plan(1)	58-6110889/001	Yellow	Red	Pending	276	234	168	No	July 2015
Tri-State Carpenters & Joiners Pension Trust Fund	62-0976048/001	Red	Yellow	Implemented	272	63	565	No	November 2012
Southern Ironworkers Pension Plan(1)	59-6227091/001	Green	Yellow	No	263	280	198	No	July 2015
Western States Insulators and Allied Workers Pension	51-0155190/001	Green	Green	No	188	25	191	No	November 2012
Northwest Sheet Metal Workers Pension Trust	91-6061344/001	Green 4/30/2010	Green 4/30/2009	No	135	27	228	No	November 2012
Asbestos Workers Local No. 55 Pension Fund (1)	63-0474674/001	Red	Red	Implemented	118	184	52	No	July 2015
Asbestos Workers’ Local 6 Pension Fund	51-6135057/001	Green	Yellow	No	116	21	134	No	December 2012
Northwest Ironworkers Retirement Plan	91-6123688/001	Yellow 6/30/2010	Yellow 6/30/2009	Pending	88	38	136	No	November 2012
Washington-Idaho-Montana Carpenters-Employers Retirement Fund	91-6123987/001	Red 6/30/2010	Green 6/30/2009	Implemented	86	83	502	No	November 2012
New England Teamsters & Trucking Industry Pension Fund	04-6372430/001	Red 9/30/2010	Red 9/30/2009	Implemented	81	57	103	No	Varies through August 2012
Central States, Southeast, and Southwest Pension Fund	36-6044243/001	Red	Red	Implemented	63	32	90	No	November 2012
Chicago Painters & Decorators Pension Fund	51-6030238/001	Yellow 3/31/2010	Green 3/31/2009	No	45	193	38	No	October 2012
Excavators Union Local 731 Pension Fund	13-1809825/001	Green	Yellow	No	34	151	161	No	June 2012
Michigan Laborers’ Pension Fund	38-6233976/001	Red 8/31/2010	Green 8/31/2009	Pending	31	208	43	No	August 2012
Sheet Metal Workers Local 441 Supplemental Pension Plan(1)	63-6219747/001	Green	Green	No	28	41	23	No	July 2015
Iron Workers Local 40, 361 & 417 Pension Fund (1)	51-6102576/001	Yellow	Yellow	Pending	26	112	65	No	Varies through June 2014
Electricians Pension Plan, IBEW 995 (1)	72-6057089/001	Red 9/30/2010	Red 9/30/2009	Implemented	1	107	16	No	August 2012
IBEW Local Union No. 223 Pension Plan	04-2780301/005	Red	Red	Implemented	—	252	113	No	August 2012
Iron Workers Local 340 Retirement Income Plan	38-6233975/001	Red	Red	Implemented	—	236	36	No	August 2012
All Others					4,303	3,952	5,124

					$14,683	$14,226	$14,605

(1)	We were listed in the multiemployer plan’s Form 5500 as providing more than 5% of total contributions for the plan year ended in 2010.

Employees covered by multiemployer plans are hired for project-based building and construction purposes. Our participation level in these plans varies as a result.

At the date of these consolidated financial statements were issued, Forms 5500 were generally not available for the plan year ending in 2011.

We believe that our responsibility for potential withdrawal liabilities associated with participating in multiemployer pension plans is limited because the building and construction trades exemption should apply to the substantial majority of our plan contributions. However, pursuant to the Pension Protection Act of 2006 and other applicable law we are also exposed to other potential liabilities associated with plans that are underfunded. As of December 31, 2011, we had been notified that certain pension plans were in critical funding status. Currently, certain plans are developing, or have developed, a rehabilitation plan that may call for a reduction in participant benefits or an increase in future employer contributions. Therefore, in the future, we could be responsible for potential surcharges, excise taxes and/or additional contributions related to these plans. Additionally, market conditions and the number of participating employers remaining in each plan may result in a reorganization, insolvency or mass withdrawal that could materially affect the funded status of multiemployer plans and our potential withdrawal liability, if applicable. We continue to actively monitor, assess and take steps to limit our potential exposure to any surcharges, excise taxes, additional contributions and/or withdrawal liabilities. However, we cannot, at this time, estimate the full amount, or even the range, of this potential exposure.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Litigation: We are involved from time to time in legal actions that arise in the ordinary course of our business. We do not believe that the resolution of any currently pending actions, either individually or in the aggregate, will have a material adverse effect on our financial position or results of operations. However, the outcomes of any legal actions cannot be predicted, and therefore, there can be no assurance that this will be the case.

Deltak Fund for Unsecured Claims in Bankruptcy: On September 28, 2006, we and all of our U.S. subsidiaries (in existence on September 28, 2006), including the Deltak large-scale HRSG operations, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the “Chapter 11 Filing”). Pursuant to an approved Plan of Reorganization (the “Plan”), an administrator was appointed to administer a fund of approximately $34 million in cash that was intended to be distributed to the holders of allowed unsecured claims against the Deltak large-scale HRSG operations. Under the Plan, as of December 31, 2011, the Administrator had completed its duties to administer the fund in satisfaction of all allowed unsecured claims. In addition, in June 2011, we received a court order for final decree closing the Chapter 11 Filing.

Asbestos Cases: A former operating unit of Global Power has been named as a defendant in a limited number of asbestos personal injury lawsuits. Neither we nor our predecessors ever mined, manufactured, produced or distributed asbestos fiber, the material that allegedly caused the injury underlying these actions. The bankruptcy court’s discharge order issued upon emergence from bankruptcy extinguished the claims made by all plaintiffs who had filed asbestos claims against us before that time. We also believe the bankruptcy court’s discharge order should serve as a bar against any later claim filed against us, including any of our subsidiaries, based on alleged injury from asbestos at any time before emergence from bankruptcy. In any event in all of the asbestos cases finalized post-bankruptcy, we have been successful in having such cases dismissed without liability. We intend to vigorously defend all currently active actions, just as we defended the other actions that have since been dismissed, all without liability, and we do not anticipate that any of these actions will have a material adverse effect on our financial position, results of operations or liquidity. However, the outcomes of any legal action cannot be predicted and, therefore, there can be no assurance that this will be the case.

Warranty: Estimated costs related to product warranty are accrued using the specific identification method. Estimated costs related to service warranty are accrued as revenue is recognized and included in the cost of revenue. Estimated costs are based upon past warranty claims, sales history, the applicable contract terms and the remaining warranty periods. Warranty terms vary by contract but generally provide for a term of three years or less. We manage our exposure to warranty claims by having our field service and quality assurance personnel regularly monitor projects and maintain ongoing and regular communications with the customer.

A reconciliation of the changes to our warranty reserve is as follows ($ in thousands):

	Years Ended December 31,
	2011	2010
Balance at the beginning of the period	$6,049	$10,981
Adjustments [1]	(1,811)	(3,501)
Provision for the period	2,122	187
Settlements made (in cash or in kind) for the period	(1,641)	(1,618)

Balance at the end of the period	$4,719	$6,049

[1]

During 2011 and 2010 warranty adjustments included the normal expiration of warranty periods and changes in management’s estimates, based on historical claims activity, to further reduce the warranty reserves required.

Leases: We lease equipment and facilities, which are noncancellable and expire at various dates. Total rental expense for all operating leases during the years ended December 31, 2011, 2010 and 2009 was approximately $1.3 million, $1.2 million and $1.2 million, respectively.

Future minimum annual lease payments under these noncancellable operating leases as of December 31, 2011 are as follows ($ in thousands):

December 31
2012	$1,725
2013	1,748
2014	1,519
2015	688
2016	497
Thereafter	128

Total	$6,305

None of the leases include contingent rental provisions.

Insurance: Certain of our subsidiaries are self-insured for health and workers’ compensation up to certain policy limits. Amounts charged to expense for continuing operations amounted to approximately $3.6 million, $3.7 million and $4.5 million during the years ended December 31, 2011, 2010 and 2009, respectively, and include insurance premiums related to the excess claim coverage and claims incurred for continuing operations. The reserves as of December 31, 2011 and 2010 consist of estimated amounts unpaid for reported and unreported claims incurred. We have provided $2.7 million in letters of credit as of December 31, 2011, as security for possible workers’ compensation claims.

NOTE 15 – MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

We have certain customers that represent more than 10 percent of consolidated accounts receivable. The balance for these customers as a percentage of the consolidated accounts receivable is as follows:

	December 31,
Customer	2011	2010
Siemens Energy, Inc	26%	11%
Southern Nuclear Operating Company	15%	13%
Entergy Services Inc	*	25%

*	Less than 10%

We have certain customers that represent more than 10 percent of consolidated revenue. The revenue for these customers as a percentage of the consolidated revenue is as follows:

	Years Ended December 31,
Customer	2011	2010	2009
Southern Nuclear Operating Company	24%	24%	13%
Siemens Energy, Inc.	14%	*	*
General Electric Company	12%	10%	15%
Entergy Services Inc.	*	26%	12%
Tennessee Valley Authority	*	*	12%
All others	50%	40%	48%

Total	100%	100%	100%

*	Less than 10% of revenue included in All others above

Customers for the Products Division include OEM, engineering, procurement and construction contractors, operators of power generation facilities and firms engaged across several process-related industries. Products Division customers include Siemens Energy, Inc. and General Electric Company. Customers for the Services Division are varied, but include some major utility companies within the U.S. Our major customers vary over time due to the relative size and duration of our projects and customer outages. Services Division customers include Southern Nuclear Operating Company, Entergy Services Inc. and Tennessee Valley Authority.

NOTE 16 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures are as follows ($ in thousands):

	Years Ended December 31,
	2011	2010	2009
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for the period for:
Interest	$792	$3,950	$8,848
Income taxes	1,988	1,803	2,179

NOTE 17 – SEGMENT INFORMATION

We follow ASC 280 – Segment Reporting, to present segment information. We considered the way our management team, most notably our chief operating decision maker, makes operating decisions and assesses performance and considered which components of our enterprise have discrete financial information available. As management makes decisions using a products and services group focus, our analysis resulted in two operating segments, the Products Division and the Services Division.

For all periods presented, we have excluded the results of operations of our discontinued operations. As a result of our disposal of the Deltak business unit, certain corporate and other operating costs were reallocated for all periods presented to our continuing operations. In addition, management also reevaluated our primary measure of segment performance and determined that operating income should be used as the best measure of segment performance. The change in performance measure was the result of the relocation of corporate headquarters and subsequent reorganization of functional responsibilities.

The accounting policies for our segments are the same as those described in Note 2 – Summary of Significant Accounting Policies.

The following tables present information about segment income ($ in thousands):

Year Ended December 31, 2011	Products Division	Services Division	Total
Revenue	$157,880	$298,959	$456,839
Depreciation and amortization	1,169	920	2,089
Operating income	10,865	15,674	26,539

Year Ended December 31, 2010	Products Division	Services Division	Total
Revenue	$105,009	$377,461	$482,470
Depreciation and amortization	1,422	2,169	3,591
Operating income	7,599	33,497	41,096

Year Ended December 31, 2009	Products Division	Services Division	Total
Revenue	$152,173	$347,460	$499,633
Depreciation and amortization	1,386	2,236	3,622
Operating income	21,363	15,220	36,583

The following table presents information, which reconciles segment assets to consolidated total assets ($ in thousands):

	As of December 31,
	2011	2010
Assets:
Products	$116,557	$86,172
Services	78,652	103,792
Non allocated corporate assets	120,941	75,761

Total consolidated assets	$316,150	$265,725

Corporate assets consist primarily of cash and deferred tax assets.

The following presents the Products Division revenue by geographical region based on our operating locations. Products are often shipped to other geographical areas but revenue is listed in the region in which the revenue is recognized ($ in thousands):

	Years ended December 31,
	2011		2010		2009
	Revenue Recognized In	Product Shipped To	Revenue Recognized In	Product Shipped To	Revenue Recognized In	Product Shipped To
United States	$96,498	$42,489	$61,389	$49,562	$98,161	$42,406
Canada	—	5,800	—	983	—	1,032
Europe	47,722	5,513	32,009	10,700	38,471	31,155
Mexico	11,330	4,568	7,522	372	10,518	300
Asia	2,330	19,028	4,089	6,980	5,023	11,817
Middle East	—	62,353	—	13,311	—	61,341
Other	—	18,129	—	23,101	—	4,122

Total	$157,880	$157,880	$105,009	$105,009	$152,173	$152,173

Our Services Division revenue, virtually all of which is derived in the United States, were $299.0 million, $377.5 million and $347.5 million during the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 18 – SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of the quarterly operating results during 2011 and 2010 follows ($ in thousands, except per share data):

	$456,8392	$456,8392	$456,8392	$456,8392	$456,8392
Year Ended December 31, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2011 Total
Total revenue	$104,295	$138,316	$99,226	$115,002	$456,839
Gross profit	13,241	21,879	19,205	22,792	77,117
Income from continuing operations	850	48,178	6,656	7,372	63,056
Earnings per common share from continuing operations:
Basic	0.05	3.03	0.41	0.45	3.95
Diluted	0.05	2.84	0.39	0.43	3.70

	$000,000,0	$000,000,0	$000,000,0	$000,000,0	$000,000,0
Year Ended December 31, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2010 Total
Total revenue	$147,363	$112,449	$107,480	$115,178	$482,470
Gross profit	23,521	21,377	19,454	22,929	87,281
Income from continuing operations	9,885	7,372	8,865	2,984	29,106
Earnings per common share from continuing operations:
Basic	0.66	0.48	0.58	0.19	1.91
Diluted	0.62	0.45	0.54	0.18	1.78

NOTE 19 – SUBSEQUENT EVENT

On February 21, 2012, we extinguished our Previous Credit Facility and entered into a new $100 million Credit Facility (“New Credit Facility”) with Wells Fargo Bank, National Association, as Administrative Agent, U.S. Bank National Association, as Syndication Agent and the various lending institutions party thereto. The New Credit Facility is a multicurrency revolving credit facility with a letter of credit sublimit of $75 million and an expansion feature not to exceed $50 million. Proceeds of borrowings under the New Credit Facility may be used for working capital, acquisitions and general corporate purposes.

The New Credit Facility contains certain restrictive covenants customary for facilities of this type (subject to negotiated exceptions and baskets), including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. There are also financial covenants that require us to maintain a maximum consolidated total leverage ratio and a minimum interest coverage ratio. The New Credit Facility also provides for customary events of default, with corresponding grace periods, including failure to pay principal when due, failure to pay interest within three business days after becoming due, failure to pay other obligations within five days after becoming due, failure to comply with covenants, breaches of representations and warranties, default under certain other indebtedness, certain insolvency or receivership events affecting us and our subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. The New Credit Facility has a maturity date of February 21, 2017.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
($ in thousands)
2011
Allowance for doubtful accounts	$2,508	$171	$—	$(1,544)	$1,135

Accrued warranty reserves	$6,049	$2,122	$—	$(3,452)	$4,719

Valuation allowance for deferred tax assets	$55,236	$203	$213	$(48,807)	$6,845

2010
Allowance for doubtful accounts	$1,588	$1,718	$—	$(798)	$2,508

Accrued warranty reserves	$10,981	$187	$—	$(5,119)	$6,049

Valuation allowance for deferred tax assets	$92,033	$—	$157	$(36,954)	$55,236

2009
Allowance for doubtful accounts	$3,122	$115	$—	$(1,649)	$1,588

Accrued warranty reserves	$11,948	$1,912	$—	$(2,879)	$10,981

Valuation allowance for deferred tax assets	$102,535	$—	$134	$(10,636)	$92,033

The “deductions” column of allowance for doubtful accounts represents write-offs of fully reserved accounts receivable net of recoveries.

The “deductions” column for accrued warranties represents settlements made during the period and the expiration of warranties on contracts sold in prior years that did not utilize the related reserve balance.

The “deductions” column for valuation allowance for deferred tax assets represents reversals of previously reserved amounts that are now determined to be realizable.