Form 10-Q
period 2012-03-31
GLOBAL POWER EQUIPMENT GROUP INC.
filed 2012-05-01
CIK 1136294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of April 24, 2012, there were 17,186,842 shares of common stock of Global Power Equipment Group Inc. outstanding.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

Form 10-Q

For the quarter ended March 31, 2012

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	$000000.0	$000000.0
	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$95,388	$99,491
Restricted cash	3,100	3,100
Accounts receivable, net of allowance of $1,208 and $1,135	47,893	52,573
Inventories	5,504	5,354
Costs and estimated earnings in excess of billings	37,419	30,680
Deferred tax assets	3,424	3,424
Other current assets	5,941	5,920

Total current assets	198,669	200,542

Property, plant and equipment, net	10,487	9,492
Goodwill	74,018	74,018
Intangible assets, net	12,500	12,500
Deferred tax assets	14,721	14,448
Other assets	4,920	5,150

Total assets	315,315	$316,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,743	$10,377
Accrued compensation and benefits	19,547	16,485
Billings in excess of costs and estimated earnings	9,018	12,859
Accrued warranties	4,734	4,719
Other current liabilities	9,069	7,153

Total current liabilities	50,111	51,593

Other long-term liabilities	5,926	5,903

Total liabilities	56,037	57,496

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.01 par value, 170,000,000 shares authorized and 17,517,373 and 16,771,388 shares issued, respectively, and 16,915,482 and 16,381,533 shares outstanding, respectively	175	168
Paid-in capital	68,198	69,495
Accumulated other comprehensive income	1,599	508
Retained earnings	189,312	188,487
Treasury stock, at cost (601,891 and 389,855 common shares, respectively)	(6)	(4)

Total stockholders’ equity	259,278	258,654

Total liabilities and stockholders’ equity	$315,315	$316,150

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except share and per share amounts)

	Three months ended March 31,
	2012	2011
	(unaudited)

Products revenue	$32,104	$20,473
Services revenue	72,358	83,822

Total revenue	104,462	104,295

Cost of products revenue	25,860	17,066
Cost of services revenue	62,110	73,988

Cost of revenue	87,970	91,054

Gross profit	16,492	13,241

Selling and administrative expenses	13,712	11,989
Reorganization expense	—	45

Operating income	2,780	1,207

Interest expense, net	1,181	260
Other (income) expense	(5)	78

Income from continuing operations before income tax	1,604	869

Income tax expense	712	19

Income from continuing operations	892	850

Discontinued operations:
(Loss) income from discontinued operations	(67)	36

Net income	$825	$886

Basic earnings per weighted average common share:
Income from continuing operations	$0.05	$0.06
Income from discontinued operations	—	—

Income per common share - basic	$0.05	$0.06

Weighted average number of shares of common stock outstanding - basic	16,375,734	15,562,759

Diluted earnings per weighted average common share:
Income from continuing operations	$0.05	$0.05
Income from discontinued operations	—	—

Income per common share - diluted	$0.05	$0.05

Weighted average number of shares of common stock outstanding - diluted	17,072,691	16,534,643

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	Three months ended March 31,
	2012	2011
	(unaudited)
Net income	$825	$886
Foreign currency translation adjustment	1,091	1,501

Comprehensive income	$1,916	$2,387

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

($ in thousands, except share amounts)

(unaudited)

	Common Shares $0.01 Per Share		Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Shares		Total

	Shares	Amount				Shares	Amount
Balance, December 31, 2011	16,771,388	$168	$69,495	$508	$188,487	(389,855)	$(4)	$258,654

Stock-based compensation	396,651	4	(1,295)	—	—	(112,171)	(1)	(1,292)
Warrants exercised	349,334	3	(2)	—	—	(99,865)	(1)	—
Net income	—	—	—	—	825	—	—	825
Foreign currency translation adjustment	—	—	—	1,091	—	—	—	1,091

Balance, March 31, 2012	17,517,373	$175	$68,198	$1,599	$189,312	(601,891)	$(6)	$259,278

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	$00000	$00000
	Three months ended March 31,
	2012	2011
	(unaudited)
Operating activities:

Net income	$825	$886

Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax (benefit) provision	(273)	—
Depreciation and amortization on plant, property and equipment and intangible assets	437	964
Amortization on deferred financing costs	1,105	130
Loss on disposals of equipment	—	3
Stock-based compensation	1,722	1,237
Changes in operating assets and liabilities	(5,637)	(15,048)

Net cash used in operating activities	(1,821)	(11,828)

Investing activities:

Proceeds from sale of equipment	—	6
Purchase of property, plant and equipment	(1,087)	(915)

Net cash used in investing activities	(1,087)	(909)

Financing activities:

Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(1,039)	(150)
Debt issuance costs	(902)	—

Net cash used in financing activities	(1,941)	(150)
Effect of exchange rate changes on cash	746	1,402

Net change in cash and cash equivalents	(4,103)	(11,485)

Cash and cash equivalents, beginning of period	99,491	55,474

Cash and cash equivalents, end of period	$95,388	$43,989

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BUSINESS AND ORGANIZATION

Global Power Equipment Group Inc. and its wholly owned subsidiaries (unless the context requires otherwise, “Global Power”, the “Company”, “we”, “us” or “our”) is a leading provider of power generation equipment and industrial maintenance services. Through our Products Division, we design, engineer and manufacture gas turbine auxiliary equipment products for customers throughout the world. Through our Services Division, we provide on-site modification and maintenance, outage management and facility upgrade services for nuclear power plants and specialty maintenance and other industrial services to hydrocarbon power plants and other industrial operations in the United States. Our corporate headquarters are located in Irving, Texas, with facilities in Tulsa, Oklahoma; Auburn, Massachusetts; Atlanta, Georgia; Monterrey, Mexico; Shanghai, China; and Heerlen, The Netherlands.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: These unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the United States of America (“U.S.”). The information in the condensed consolidated financial statements, in the opinion of management, includes normal recurring adjustments and reflects all adjustments that are necessary for a fair statement of such financial statements. We believe that the disclosures presented are adequate to represent materially correct interim financial statements. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2011 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2012.

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

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Actual results could vary materially from those estimates.

Reclassifications: Certain reclassifications have been made to the prior years’ consolidated financial statements to conform with the current year presentation.

Dollar Amounts: All dollar amounts (except per share amounts) presented in the tabulations within the notes to our condensed consolidated financial statements are stated in thousands of dollars, unless otherwise noted.

NOTE 3 – DISCONTINUED OPERATIONS AND SALE OF DELTAK ASSETS

During the third quarter of 2011, we completed the sale of the operating net assets of our Deltak business unit, which was part of the Products Division. We have reported the disposition of the Deltak business unit as discontinued operations in accordance with the guidance of Accounting Standards Codification (“ASC”) 205-20 – Discontinued Operations. The following table presents selected information regarding the results of our discontinued operations:

	$00000	$00000
	Three Months Ended March 31,
	2012	2011

Revenue	$128	$7,288
(Loss) income before income taxes	(110)	55
Income tax (benefit) expense	(43)	19

(Loss) income from discontinued operations	$(67)	$36

NOTE 4 – EARNINGS PER SHARE

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

Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended March 31,
	2012	2011

Net Income (basic and diluted):
Income from continuing operations	$892	$850
(Loss) income from discontinued operations	(67)	36

Net income available to common shareholders	$825	$886

Basic Earnings Per Common Share:

Weighted Average Common Shares Outstanding	16,375,734	15,562,759

Basic earnings per common share from continuing operations	$0.05	$0.06
Basic earnings per common share from discontinued operations	—	—

Basic earnings per common share	$0.05	$0.06

Diluted Earnings Per Common Share:
Weighted Average Common Shares Outstanding	16,375,734	15,562,759
Effect of Dilutive Securities:
Unvested portion of restricted stock awards	201,883	372,140
Warrants to purchase common stock	495,074	599,744

Weighted Average Common Shares Outstanding Assuming Dilution	17,072,691	16,534,643

Diluted earnings per common share from continuing operations	$0.05	$0.05
Diluted earnings per common share from discontinued operations	—	—

Diluted earnings per common share	$0.05	$0.05

During the three months ended March 31, 2012 and 2011, 214,644 and no outstanding stock equivalents, respectively, were anti-dilutive and excluded from the computations of diluted earnings per common share. Excluded from the calculation of both basic and diluted earnings per common share are the unvested performance-based restricted stock awards for which performance targets had not been set by the Board of Directors of 156,192 and 184,254 as of March 31, 2012 and March 31, 2011, respectively.

NOTE 5 – INCOME TAXES

The overall effective income tax rate during the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,
	2012	2011

Effective income tax rate	44.4%	2.2%

The effective income tax rate differs from the statutory federal income tax rate of 35% primarily because of state and foreign income taxes and permanent differences, changes in the valuation allowance realized in 2011 and utilization of net operating loss carryforwards.

As of both March 31, 2012 and December 31, 2011, we provided for a liability of $5.8 million for unrecognized tax benefits related to various federal, foreign and state income tax matters, which is included in long-term deferred tax assets and other long-term liabilities. If recognized, the entire amount of the liability would affect the effective tax rate.

NOTE 6 – DEBT

New Credit Facility: On February 21, 2012, we entered into a new $100 million Credit Facility (“New Credit Facility”) with Wells Fargo Bank, National Association, as Administrative Agent, U.S. Bank National Association, as Syndication Agent and

the various lending institutions party thereto. The New Credit Facility is a multicurrency revolving credit facility with a letter of credit sublimit of $75 million and an expansion feature not to exceed $50 million. Proceeds of borrowings under the New Credit Facility may be used for working capital, acquisitions and general corporate purposes. As of March 31, 2012, there were no outstanding borrowings.

The interest rate on letters of credit issued under the revolving letter of credit was 1.25% per annum as of March 31, 2012. We also pay an unused line fee of 0.20%. Should we need to borrow against the revolver facility, at any time during the agreement, we would incur an interest rate of LIBOR plus 1.25% per annum. As of March 31, 2012, our outstanding letters of credit under the New Credit Facility totaled approximately $16.5 million for our domestic entities. We also had outstanding letters of credit issued by another financial institution for our non-U.S. entities of $11.5 million, which reduced our available capacity sublimit for letters of credit under the New Credit Facility.

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

As of March 31, 2012, we were in compliance with all debt covenants. As of March 31, 2012, we had unamortized deferred financing fees on our New Credit Facility of $0.9 million.

Previous Credit Facility: Upon entering into our New Credit Facility, we extinguished our previous $150 million Credit Facility (“Previous Credit Facility”). Our Previous Credit Facility consisted of a $60 million revolving letter of credit facility, including a $25 million cash advance sub-facility, and a $90 million term loan facility. On November 18, 2010, we repaid the outstanding balance of the term loan facility and all related interest in full. The Previous Credit Facility would have terminated on January 22, 2014 and any amounts outstanding at that time would have been due and payable in full, if it had not been extinguished on February 21, 2012 when we entered into our New Credit Facility.

On February 21, 2012, the amortization of debt financing costs pertaining to the Previous Credit Facility was accelerated increasing the amount of interest expense recognized during the first quarter of 2012 by $1.1 million.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Litigation: We are involved from time to time in legal actions that arise in the ordinary course of our business. We do not believe that the resolution of any currently pending actions, either individually or in the aggregate, is reasonably likely to have a material adverse effect on our financial position or results of operations. However, the outcomes of any legal actions cannot be predicted, and therefore, there can be no assurance that this will be the case.

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

NOTE 8 – STOCKHOLDERS’ EQUITY

Warrants: On January 22, 2008, we issued warrants to purchase 1,807,236 shares of common stock with an exercise price of $7.9254. The warrants vested immediately upon issuance and expire on January 22, 2013. During the three months ended March 31, 2012, warrants were exercised to purchase 349,334 shares of common stock. The stock was issued in a cashless transaction whereby we withheld 99,865 shares of common stock, treasury shares, as payment of the exercised purchase warrants.

Foreign Currency Translation: Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate during the period. Translation adjustments are accumulated and reported as a component of accumulated other comprehensive income. The amount of accumulated comprehensive income related to foreign currency translation was $1.1 million during the three months ended March 31, 2012.

Stock-Based Compensation: We granted 246,254 shares of restricted stock awards to employees and directors during the three months ended March 31, 2012 at a weighted-average fair value price per share of $24.88. These restricted stock awards will vest ratably over four years. During the three months ended March 31, 2012, we vested 377,331 shares of stock-based compensation to employees and includes a $2.0 million non-cash accrual related to the payment of statutory taxes due on the awards that was unpaid as of March 31, 2012.

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures are as follows:

	$00000	$00000
	Three Months Ended March 31,
	2012	2011

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for the period for:
Interest	$144	$210
Income taxes	378	565

Net effect of changes in operating activities:
Decrease (increase) in accounts receivable	4,680	(1,093)
Increase in inventories	(150)	(301)
Increase in costs and estimated earnings in excess of billings	(6,739)	(14,468)
Increase in other current assets	(21)	(3,865)
Decrease (increase) in other assets	27	(4)
Increase (decrease) in accounts payable	(2,634)	1,006
Increase in accrued and other liabilities	3,041	1,784
Increase (decrease) in billings in excess of costs and estimated earnings	(3,841)	1,893

Changes in operating assets and liabilities	$(5,637)	$(15,048)

NOTE 10 – MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

We have certain customers that represent more than 10 percent of consolidated accounts receivable. The balance for these customers as a percentage of the consolidated accounts receivable is as follows:

Customer	As of March 31, 2012	As of December 31, 2011
Siemens Energy, Inc.	20%	26%
Southern Nuclear Operating Company	17%	15%
Tennessee Valley Authority	12%	*
General Electric Company	11%	*

*	Less than 10%

We have certain customers that represent more than 10 percent of consolidated revenue. The revenue for these customers as a percentage of the consolidated revenue is as follows:

	Three Months Ended March 31,
Customer	2012	2011
Southern Nuclear Operating Company	30%	30%
Tennessee Valley Authority	16%	*
Siemens Energy, Inc.	12%	*
General Electric Company	11%	*
Entergy Services Inc.	*	13%
FPL Group	*	14%
All others	31%	43%

Total	100%	100%

*	Less than 10% of revenue included in All others above

Customers for the Products Division include original equipment manufacturers, engineering, procurement and construction contractors and operators of power generation facilities. Products Division customers include Siemens Energy, Inc. and General Electric Company. Customers for the Services Division are varied, but include some major utility companies within the U.S. Services Division customers include Southern Nuclear Operating Company, Tennessee Valley Authority, Entergy Services Inc. and FPL Group. Our major customers vary over time due to the relative size and duration of our projects and customer outages.

NOTE 11 – SEGMENT INFORMATION

We follow ASC 280 – Segment Reporting, to present segment information. We considered the way our management team makes operating decisions and assesses performance and considered which components of our enterprise have discrete financial information available. As management makes decisions using a products and services group focus, our analysis resulted in two reportable segments, the Products Division and the Services Division.

The following tables present information about segment income:

	Products Divis	Products Divis	Products Divis
Three Months Ended March 31, 2012	Products Division	Services Division	Total

Revenue	$32,104	$72,358	$104,462
Depreciation and amortization	310	127	437
Operating income	(366)	3,146	2,780

Three Months Ended March 31, 2011	Products Division	Services Division	Total

Revenue	$20,473	$83,822	$104,295
Depreciation and amortization	313	547	860
Operating income	(2,569)	3,776	1,207

The following table presents information, which reconciles segment information to consolidated total assets:

	$00000.00	$00000.00
	As of March 31, 2012	As of December 31, 2011
Assets:
Products	$123,971	$116,557
Services	81,606	78,652
Non allocated corporate assets	109,738	120,941

Total consolidated assets	$315,315	$316,150

Corporate assets consist primarily of cash and deferred tax assets.

The following presents the Products Division revenue by geographical region based on our operating locations. Products are often shipped to other geographical areas but revenue is listed in the region in which the revenue is recognized:

	Three Months Ended March 31,
	2012		2011
	Revenue Recognized In	Product Shipped To	Revenue Recognized In	Product Shipped To
United States	$15,366	$6,578	$12,536	$8,150
Canada	—	12	—	13
Europe	13,329	2,395	4,470	970
Mexico	3,151	2,661	3,163	3,040
Asia	258	2,759	304	175
Middle East	—	12,891	—	5,883
South America	—	4,660	—	1,985
Other	—	148	—	257

Total	$32,104	$32,104	$20,473	$20,473

Our Services Division revenue, virtually all of which was derived in the U.S., were $72.4 million and $83.8 million during the three months ended March 31, 2012 and 2011, respectively.

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

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above, as well as those discussed in our Annual Report on Form 10-K, filed on March 14, 2012, titled “Risk Factors.” Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise and we caution you not to rely upon them unduly.

The following discussion provides an analysis of the results of operations for each of our business segments, an overview of our liquidity and capital resources and other items related to our business. This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 14, 2012.

Overview

We are a comprehensive provider of power generation equipment and modification and maintenance services for customers in the domestic and international energy, power infrastructure and service industries. We operate through two business segments, which we refer to as our Products Division and our Services Division.

•

Through our Products Division, we design, engineer and manufacture a comprehensive range of gas turbine auxiliary equipment primarily used to enhance the efficiency and facilitate the operation of gas turbine power plants as well as for other industrial, energy and power-related applications.

•

Through our Services Division, we provide on-site specialty modification and maintenance, outage management and facility upgrade services for nuclear power plants and specialty maintenance and other industrial services to fossil-fuel and hydroelectric power plants and other industrial operations in the United States (“U.S.”).

For information about our segments, see Note 11 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

In both our segments, our operations are based on discrete projects subject to contract awards of varying scopes and values. Business volume fluctuates due to many factors, including the mix of work and project schedules, which are dependent on the level and timing of customer releases of new projects. Significant fluctuations may occur from period to period in revenue, gross profit and operating results and are discussed below.

New Credit Facility

On February 21, 2012, we extinguished our previous $150 million Credit Facility (“Previous Credit Facility”) and entered into a new $100 million Credit Facility (“New Credit Facility”). The New Credit Facility allows for borrowings up to $100 million, with an accordion feature for up to $50 million of additional borrowing capacity. The facility has a letter of credit sublimit of $75 million and provides access to multi-currency funds. The New Credit Facility has a maturity date of February 21, 2017.

Sale of Deltak Assets

On August 31, 2011, we sold substantially all of the operating assets of our Deltak LLC (“Deltak”) business unit, which was part of our Products Division, for $31.0 million in cash, less a $4.9 million working capital adjustment. Given that Deltak’s products were primarily for industrial and process applications, the divestiture allows us to focus on our core power generation end markets. We have reclassified the historical results of operations of our Deltak business unit to discontinued operations for all periods presented. Unless noted otherwise, the discussion and analysis that follows relates to our continuing operations only.

Business Outlook

Products:

Year-to-date operating results for our Products Division reflect higher shipment volumes compared to the prior year period primarily due to favorable market trends. Gross margins realized during the first quarter of 2012 were stronger than in 2011, primarily due to higher “as sold” margins booked as the original equipment manufacturer (“OEM”) cycle gradually emerges from the recent trough. Other than Europe, we continue to see an increase in the number of requests for quotes and other indicators that the market for our products continues to gain momentum, including increased proposal activity in the United States for growth of natural-gas power generation as it is a less expensive and lower emission alternative to coal-fired power generation. Our Products Division should benefit from the forecasted expansion of natural gas as a growing source of worldwide electricity production.

Services:

Within our Services Division, year-to-date revenue is lower, primarily due to the completion of a large capital project in 2011. Our margins realized in the first quarter of 2012 have improved from 2011 due to operational execution and efficient project management. Our customers for modification and maintenance services have not seen a significant recovery from the economic recession. In response to lower demand and a mild 2011 winter, some of our customers have reduced the scope of or deferred maintenance projects. We believe that competition is increasing as full scope engineering and procurement firms and other niche companies are seeking to expand into modification and maintenance services in part to offset lower capital project work. We have realized modest revenue to date and continue to pursue new contracts from the four new build nuclear project sites in the U.S. While we expect additional guidance to be issued later in 2012 from the U.S. Nuclear Regulatory Commission related to safety modifications on the domestic nuclear fleet, we do not anticipate any earnings in 2012 from contract opportunities that may result from this guidance.

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

The following table shows our backlog, by division, as of the end of each of the last five quarters ($ in thousands):

	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011

Products Backlog	$135,355	$130,614	$126,198	$120,571	$147,251
Services Backlog	199,412	213,433	213,647	195,904	206,050

Total	$334,767	$344,047	$339,845	$316,475	$353,301

Our Products Division backlog as of March 31, 2012 increased by $4.7 million from December 31, 2011 and declined by $11.9 million from March 31, 2011. The increase in backlog since December 31, 2011 reflected continuing improvement of market conditions. While we remain optimistic about the prospects for new natural gas-fired generation projects in the U.S., over 70% of our current backlog is for international projects. The Middle East remains active and bookings destined for South American projects increased during the first quarter of 2012. The ratio of orders booked to orders shipped was 1.2-to-1 during the three months ended March 31, 2012.

Our Services Division backlog as of March 31, 2012 declined by $14.0 million from December 31, 2011 and $6.6 million from March 31, 2011. The decline from December 31, 2011 was largely attributable to lower capital and operating budgets from our utility client base due to the recent mild winter temperatures coupled with the timing and scope of our customers’ planned outages in 2012 as compared to 2011. The ratio of project awards to services rendered was 0.8-to-1 during the three months ended March 31, 2012.

Results of Operations

Our summary financial results during the three months ended March 31, 2012 and 2011 were as follows ($ in thousands):

	Three Months Ended March 31,
	2012	2011

Products revenue	$32,104	$20,473
Services revenue	72,358	83,822

Total revenue	104,462	104,295

Cost of products revenue	25,860	17,066
Cost of services revenue	62,110	73,988

Cost of revenue	87,970	91,054

Gross profit	16,492	13,241

Selling and administrative expenses	13,712	11,989
Reorganization expense	—	45

Operating income	2,780	1,207

Interest expense, net	1,181	260
Other (income) expense	(5)	78

Income from continuing operations before income tax	1,604	869

Income tax expense	712	19

Income from continuing operations	892	850

Discontinued operations:
(Loss) income from discontinued operations	(67)	36

Net income	$825	$886

Revenue

($ in thousands)	Three Months Ended March 31,		Variance
	2012	2011	$	%

Products revenue	$32,104	$20,473	$11,631	56.8%
Services revenue	72,358	83,822	(11,464)	-13.7%

Total	$104,462	$104,295	$167	0.2%

Products Revenue.

The composition of our Products Division revenue varies from period to period based on our product mix, the strength of various geographic markets we serve and our ability to address those markets. The geographic dispersion of where products were shipped during the three months ended March 31, 2012 and 2011 was as follows ($ in thousands):

	Three Months Ended March 31,		Variance
	2012	2011	$	%

United States	$6,578	$8,150	$(1,572)	-19.3%
Canada	12	13	(1)	-7.7%
Europe	2,395	970	1,425	146.9%
Mexico	2,661	3,040	(379)	-12.5%
Asia	2,759	175	2,584	1476.6%
Middle East	12,891	5,883	7,008	119.1%
South America	4,660	1,985	2,675	134.8%
Other	148	257	(109)	-42.4%

Total	$32,104	$20,473	$11,631	56.8%

The $11.6 million increase in Products Division revenue during the three months ended March 31, 2012, compared to the same period in 2011, was due to the improvement in market conditions and overall increase in project activity as compared to the three months ended March 31, 2011. Approximately $12 million and $20 million for the three months ended March 31, 2012 and 2011, respectively, of projects scheduled to ship during the first quarter were delayed until subsequent quarters. Revenue growth continues to remain strongest in the Middle East with shipments to South America and Asia showing positive improvements.

Services Revenue.

The composition of our Services Division revenue varies from period to period based on contract mix (lump-sum versus fixed price and capital versus maintenance) and the number and scope of outages under our evergreen maintenance contracts.

The decrease in Services Division revenue during the three months ended March 31, 2012, compared to the same period in 2011, resulted from an approximate $12.6 million reduction in revenue from a large capital project that was completed in 2011. Declining plant outage work in 2012 was more than offset by construction support work at one of the new build nuclear reactor sites.

Gross Profit / Margin %

($ in thousands)	Three Months Ended March 31,		Variance
	2012	2011	$	%

Gross Profit - Products	$6,244	$3,407	$2,837	83.3%
Gross Margin %	19.4%	16.6%

Gross Profit - Services	$10,248	$9,834	$414	4.2%
Gross Margin %	14.2%	11.7%

Total Gross Profit	$16,492	$13,241	$3,251	24.6%

Gross Margin %	15.8%	12.7%

Products.

The increase in Products Division gross profit during the first quarter 2012 compared to the corresponding period in 2011 was primarily due to the 60% increase in revenues during the period. The increase in gross margin percentage for the three months ended March 31, 2012 compared to the same period in 2011 added to the overall increase in gross profit. The lower gross margin earned in 2011 resulted primarily from lower “as sold” margins on projects booked in a more competitive OEM market during 2010 due to global economic conditions.

Services.

The gross profit for the Services Division increased by $0.4 million during the three months ended March 31, 2012, compared to the corresponding period in 2011. The increase for the three months ended March 31, 2012 over the same period in the prior year was primarily due to increased margins resulting from favorable changes in contract mix that were offset by declining revenues.

Selling and Administrative Expenses

($ in thousands)	Three Months Ended March 31,		Variance
	2012	2011	$	%

Selling and administrative expenses	$13,712	$11,989	$1,723	14.4%

Selling and administrative expenses include the costs associated with conducting our business, including general management, compensation and benefits of employees that are not direct costs of active projects, officers and directors, legal and professional fees and other general expenses.

Selling and administrative expenses increased by $1.7 million for the three months ended March 31, 2012 as compared to the corresponding period in 2011, resulting from an increase in non-cash stock compensation expense of $0.5 million due to the 2012 grant of restricted stock awards and the setting of the 2012 performance condition portion of prior years’ restricted stock award grants to employees. Also impacting the comparative increase were higher costs for personnel, system upgrades within our Products Division, and costs associated with organic growth initiatives.

Interest Expense

($ in thousands)	Three Months Ended March 31,		Variance
	2012	2011	$	%

Interest expense, net	$1,181	$260	$921	354.2%

Interest expense consists of interest on outstanding letters of credit, interest on our unused commitment and amortization of debt issuance costs offset by interest income earned on cash balances.

Interest expense increased $0.9 million during the three months ended March 31, 2012, compared to the corresponding period in 2011. The increase was attributable to extinguishing our Previous Credit Facility, resulting in a $1.1 million charge to write-off the remaining portion of unamortized debt issuance costs during the three months ended March 31, 2012.

Other (Income) Expense

($ in thousands)	Three Months Ended March 31,		Variance
	2012	2011	$	%

Other (income) expense	$(5)	$78	$(83)	-106.4%

Other (income) expense during both 2012 and 2011 were de minimis amounts.

Income Tax Expense

($ in thousands)	Three Months Ended March 31,		Variance
	2012	2011	$	%

Income tax expense	$712	$19	$693	3647.4%

Income tax expense for interim periods is based on estimates of the effective tax rate during the entire fiscal year. The effective income tax rate is based upon the estimated income during the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods for settlements of tax audits or assessments and the resolution or identification of tax position uncertainties.

During the three months ended March 31, 2012, our income tax provision was $0.7 million, or 44.4% of pretax income, compared to $0.02 million, or 2.2% of pretax income, in the same period for 2011. The increase in our effective tax rate was primarily due to 2011 valuation allowance releases that removed the majority of valuation allowances related to U.S. federal and state net operating loss carryforwards. The effective tax rate in 2012 differs from the statutory rate due to U.S. state income taxes, non-deductible expenses, and changes in uncertain tax benefit positions.

(Loss) Income from Discontinued Operations

($ in thousands)	Three Months Ended March 31,		Variance
	2012	2011	$	%

(Loss) income from discontinued operations, net of tax	$(67)	$36	$(103)	-286.1%

(Loss) income from discontinued operations during the three months ended March 31, 2012 and 2011 were fully comprised of the Deltak business unit, divested on August 31, 2011. The loss from operations in 2012 consisted primarily of winddown of in process contracts and litigation expenses.

Liquidity and Capital Resources

Overview

As of March 31, 2012, we had $95.4 million of unrestricted cash on our balance sheet, including $18.3 million on deposit outside the U.S. Cash generated by operations and borrowings available under our New Credit Facility represent our primary sources of short-term liquidity. We believe our cash flow from operations and our available borrowings will be adequate to meet our liquidity needs for the next twelve months. Our primary uses of cash are working capital, general corporate purposes, capital expenditures and interest payments on our unused borrowing capacity. Additionally, we may use cash on hand to support growth initiatives either organically or through acquisitions.

The primary elements of our working capital accounts are accounts receivable, costs and estimated earnings in excess of billings, other assets, accounts payable, billings in excess of costs and estimated earnings and other accrued liabilities. We continually monitor our accounts receivable and manage our operating cash flows by managing the working capital accounts in total, rather than by the individual elements. This comprehensive view of working capital, taking into account each of the six primary elements listed, is both common and useful in our project-based industry, as it facilitates reviews of cash flow information at the total working capital level.

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

Changes in cash and cash equivalents during the three months ended March 31, 2012 and 2011 were as follows ($ in thousands):

	Three Months Ended March 31,
	2012	2011
Statement of cash flow data:
Cash flows used in:
Operating activities	$(1,821)	$(11,828)
Investing activities	(1,087)	(909)
Financing activities	(1,941)	(150)
Effect of exchange rate changes on cash	746	1,402

Change in cash and cash equivalents	$(4,103)	$(11,485)

2012 as compared to 2011

Operating Activities

During the three months ended March 31, 2012, cash used in operations was $1.8 million. The primary uses of cash were incremental net working capital requirements of approximately $5.6 million. This was partially offset by net income of $0.8 million and $3.0 million in non-cash items including depreciation, amortization, deferred financing costs, stock-based compensation and deferred income taxes.

During the three months ended March 31, 2011, cash used in our operating activities was $11.8 million primarily due to timing of shipments increasing working capital requirements for contracts in progress.

Investing Activities

Cash flows used in investing activities of $1.1 million for the three months ended March 31, 2012 was largely unchanged from the $0.9 million used in investing activities in the corresponding period in 2011.

Financing Activities

Cash flows used in financing activities of $1.9 million during the three months ended March 31, 2012 increased by $1.8 million as compared to the three months ended March 31, 2011. The increase in 2012 was primarily attributable to timing of the repurchase of annual stock-based compensation awards for payment of statutory taxes and cash expenditures of $0.9 million for costs associated with the issuance of our New Credit Facility.

Discontinued Operations

Cash flows provided by operating activities during the three months ended March 31, 2012 included operating cash flows from discontinued operations of $0.4 million. During the three months ended March 31, 2011, cash flows used in operating activities was $2.3 million.

Financing

Credit Facilities. On February 21, 2012, we extinguished our Previous Credit Facility and entered into a New Credit Facility. The New Credit Facility allows for borrowings up to $100 million, with an accordion feature for up to $50 million of additional borrowing capacity. The facility has a letter of credit sublimit of $75 million and provides access to multi-currency funds. The New Credit Facility has a maturity date of February 21, 2017. As of March 31, 2012, we had no debt outstanding.

The New Credit Facility, while structured to support strategic growth initiatives and provide flexibility regarding return on capital alternatives, includes affirmative and negative covenants, including customary limitations on securing additional debt and liens and restrictions on transactions and payments as well as financial covenants relating to our consolidated leverage ratio and consolidated interest coverage ratio. If we fail to comply with the restrictions in the New Credit Facility, we will be in default and the participating banks may restrict our ability to borrow additional funds under the New Credit Facility, may require that we immediately repay all outstanding loans with interest and may require the cash collateralization of outstanding letter of credit obligations. We have given a first priority lien on substantially all of our assets as security for the New Credit Facility. As of March 31, 2012, we were in compliance with all covenants under the New Credit Facility.

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

As of March 31, 2012, we had a contingent liability for issued and outstanding letters of credit, generally issued to secure performance on customer contracts. The balance of letters of credit totaled approximately $16.5 million for the domestic entities and $11.5 million for non-U.S. entities as of March 31, 2012. Currently, there are no amounts drawn upon these letters of credit. In addition, as of March 31, 2012, we had outstanding surety bonds on projects of approximately $23.7 million. Our subsidiaries provide financial guarantees for certain contractual obligations in the ordinary course of business. As of March 31, 2012, we had $5.2 million of subsidiary company financial guarantees outstanding.

Critical Accounting Policies

Our condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. Preparation of these statements requires management to make judgments and estimates. Item 7 of Part II of our Annual Report on Form 10-K filed with the SEC on March 14, 2012, addressed the accounting policies and related estimates that we believed were the most critical to understanding our consolidated financial statements, financial condition and results of operations and those that require management judgment and assumptions, or involve uncertainties. We did not have a significant change to the application of our critical accounting policies and estimates during the first three months of 2012.

Contractual Obligations

There have been no material changes to the table of contractual obligations presented in our Annual Report on Form 10-K, filed with the SEC on March 14, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We may be exposed to market risk through changes in interest rates and foreign currency exchange fluctuations. We have established policies to monitor and control these market risks.

Foreign Exchange Rate Risk. We operate in a number of international areas and are involved in transactions denominated in currencies other than the U.S. dollar, which exposes us to foreign currency exchange rate risk. We have from time-to-time used derivative instruments to hedge our foreign currency transactions. We did not enter into any such instruments as of or during the three months ended March 31, 2012. We do not hold or issue foreign currency forward contracts, option contracts or other derivative financial instruments for speculative purposes.

Interest Rate Risk. Our primary market risk exposure is volatility of interest rates, primarily in the U.S. We manage interest rates through the use of a combination of fixed and floating rate debt and interest rate swap agreements. We are subject to interest rate changes on our LIBOR-based variable interest under our New Credit Facility. As of March 31, 2012, we had no outstanding borrowings on our New Credit Facility and have not borrowed funds since the November 2010 payoff of the term loan on our Previous Credit Facility.

Interest Rate Sensitivity. Based on the absence of any borrowings as of March 31, 2012, a 50 basis point fluctuation in short-term interest rates would have a de minimis impact on our expected pre-tax income on an annual basis.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that the information required to be disclosed in our periodic reports is recorded, processed, summarized and reported as and when required.

Changes in Internal Controls over Financial Reporting

Effective April 1, 2012, we completed the implementation of a new enterprise resource planning (“ERP”) system for our Products Division, except for our European operations which we expect to complete later in the second quarter of 2012. The implementation of the ERP system represents a redesign in our internal controls within our accounting and financial reporting system for the Products Division. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

The information included in Note 7 to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q is incorporated by reference into this Item.

Item 1A. Risk Factors.

There were no material changes to our risk factors from those reported in our Annual Report on Form 10-K as filed with the SEC on March  14, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table presents information regarding our repurchases of shares of our common stock on a monthly basis during the first quarter of 2012.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan (2)

January 1, 2012 through January 31, 2012	—	$—	N/A	N/A
February 1, 2012 through February 29, 2012	1,630	$25.93	N/A	N/A
March 1, 2012 through March 31, 2012	3,248	$24.83	N/A	N/A

Total	4,878	$25.20	N/A	N/A

(1)	Represents the surrender of shares of common stock to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock awards issued to employees under our stockholders-approved long-term incentive plan.
(2)	We did not have at any time during the quarter, and currently do not have, a share repurchase program in place.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

10.1	Amendment No. 1 to the Credit Agreement, dated as of April 25, 2012, entered into by and among Global Power Equipment Group Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, U.S. Bank National Association, and the other lenders from time to time party thereto.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL POWER EQUIPMENT GROUP INC.

Date: May 1, 2012	By:	/s/ William G. Evans
William G. Evans,
Vice President and Chief Accounting Officer As a duly authorized officer of the Registrant and as principal accounting officer.