Form 10-Q
period 2012-06-30
GLOBAL POWER EQUIPMENT GROUP INC.
filed 2012-08-09
CIK 1136294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of August 3, 2012, there were 17,195,770 shares of common stock of Global Power Equipment Group Inc. outstanding.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

Form 10-Q

For the quarter ended June 30, 2012

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$90,483	$99,491
Restricted cash	3,100	3,100
Accounts receivable, net of allowance of $1,094 and $1,135	38,030	52,573
Inventories	6,211	5,354
Costs and estimated earnings in excess of billings	49,289	30,680
Deferred tax assets	3,424	3,424
Other current assets	6,186	5,920

Total current assets	196,723	200,542
Property, plant and equipment, net	11,000	9,492
Goodwill	74,018	74,018
Intangible assets, net	12,500	12,500
Deferred tax assets	15,153	14,448
Other assets	5,212	5,150

Total assets	$314,606	$316,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,313	$10,377
Accrued compensation and benefits	13,280	16,485
Billings in excess of costs and estimated earnings	11,505	12,859
Accrued warranties	5,291	4,719
Other current liabilities	8,094	7,153

Total current liabilities	49,483	51,593
Other long-term liabilities	6,011	5,903

Total liabilities	55,494	57,496
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 170,000,000 shares authorized and 17,934,370 and 16,771,388 shares issued, respectively, and 17,220,345 and 16,381,533 shares outstanding, respectively	179	168
Paid-in capital	70,414	69,495
Accumulated other comprehensive (loss) income	(103)	508
Retained earnings	188,629	188,487
Treasury stock, at par (714,025 and 389,855 common shares, respectively)	(7)	(4)

Total stockholders’ equity	259,112	258,654

Total liabilities and stockholders’ equity	$314,606	$316,150

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Products revenue	$33,582	$54,468	$65,686	$74,941
Services revenue	61,096	83,848	133,454	167,670

Total revenue	94,678	138,316	199,140	242,611
Cost of products revenue	25,586	43,112	51,446	60,178
Cost of services revenue	52,100	73,325	114,210	147,313

Cost of revenue	77,686	116,437	165,656	207,491
Gross profit	16,992	21,879	33,484	35,120
Selling and administrative expenses	15,024	12,581	28,736	24,570
Reorganization (income) expense	—	(50)	—	(5)

Operating income	1,968	9,348	4,748	10,555
Interest expense, net	90	314	1,271	574
Other income, net	(2)	(140)	(7)	(62)

Income from continuing operations before income tax	1,880	9,174	3,484	10,043
Income tax expense (benefit)	917	(39,004)	1,629	(38,985)

Income from continuing operations	963	48,178	1,855	49,028
Discontinued operations:
(Loss) income from discontinued operations	(60)	1,459	(127)	1,495

Net income	$903	$49,637	$1,728	$50,523

Basic earnings per weighted average common share:
Income from continuing operations	$0.06	$3.03	$0.11	$3.12
(Loss) income from discontinued operations	(0.01)	0.10	(0.01)	0.09

Income per common share - basic	$0.05	$3.13	$0.10	$3.21

Weighted average number of shares of common stock outstanding - basic	17,110,768	15,875,794	16,743,116	15,720,143

Diluted earnings per weighted average common share:
Income from continuing operations	$0.06	$2.84	$0.11	$2.90
(Loss) income from discontinued operations	(0.01)	0.08	(0.01)	0.09

Income per common share - diluted	$0.05	$2.92	$0.10	$2.99

Weighted average number of shares of common stock outstanding - diluted	17,190,975	16,983,606	17,187,303	16,908,745

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Net income	$903	$49,637	$1,728	$50,523
Foreign currency translation adjustment	(1,702)	560	(611)	2,061

Comprehensive (loss) income	$(799)	$50,197	$1,117	$52,584

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

($ in thousands, except share amounts)

(Unaudited)

	Common Shares $0.01 Per Share		Paid-in	Accumulated Other Comprehensive	Retained	Treasury Shares
	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Total
Balance, December 31, 2011	16,771,388	$168	$69,495	$508	$188,487	(389,855)	$(4)	$258,654
Stock-based compensation	432,700	4	924	—	—	(114,719)	(1)	927
Warrants exercised	730,282	7	(5)	—	—	(209,451)	(2)	—
Dividends declared	—	—	—	—	(1,586)	—	—	(1,586)
Net income	—	—	—	—	1,728	—	—	1,728
Foreign currency translation adjustment	—	—	—	(611)	—	—	—	(611)

Balance, June 30, 2012	17,934,370	$179	$70,414	$(103)	$188,629	(714,025)	$(7)	$259,112

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Six Months Ended
	June 30,
	2012	2011
	(Unaudited)
Operating activities:
Net income	$1,728	$50,523
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax benefit	(705)	(40,140)
Depreciation and amortization on plant, property and equipment and intangible assets	905	1,516
Amortization on deferred financing costs	1,152	261
(Gain) loss on disposals of equipment	(15)	4
Stock-based compensation	3,943	2,943
Changes in operating assets and liabilities	(7,520)	(14,314)

Net cash provided by (used in) operating activities	(512)	793

Investing activities:
Proceeds from sale of equipment	15	6
Purchase of property, plant and equipment	(2,214)	(1,718)

Net cash used in investing activities	(2,199)	(1,712)

Financing activities:
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(3,016)	(2,864)
Proceeds from warrants exercised	—	7
Dividends paid	(1,547)	—
Debt issuance costs	(924)	—

Net cash used in financing activities	(5,487)	(2,857)
Effect of exchange rate changes on cash	(810)	1,938

Net change in cash and cash equivalents	(9,008)	(1,838)
Cash and cash equivalents, beginning of period	99,491	55,474

Cash and cash equivalents, end of period	$90,483	$53,636

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

Adoption of New Accounting Pronouncements

Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220) (“ASU 2011-05”) changes the options when presenting comprehensive income. The update gives companies the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in separate but consecutive statements. The amendments in the update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This amendment also required an entity to present on the face of the financial statements adjustments for items that are reclassified from accumulated other comprehensive income to net income; however, this portion of the guidance has been deferred. The provisions of ASU 2011-05 will be applied retrospectively for interim and annual periods beginning after December 15, 2011. We now present condensed consolidated statements of comprehensive income as a result of adopting the update.

Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (the revised standard). Under this new standard, entities testing indefinite-lived intangible assets for impairment now have an option of performing a qualitative assessment before having to calculate the fair value of a reporting unit. If an entity determines, on the basis of qualitative factors, that there is a more likely than not chance that the fair value of the reporting unit is less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. This standard is effective for us beginning January 1, 2013, with early adoption permitted under certain conditions. We do not expect the adoption of this standard will have any material effect on our financial statements or results of operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$65	$11,197	$193	$18,485

(Loss) income before income taxes	(84)	1,487	(194)	1,542
Income tax (benefit) expense	(24)	28	(67)	47

(Loss) income from discontinued operations	$(60)	$1,459	$(127)	$1,495

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

Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Income:
Income from continuing operations	$963	$48,178	$1,855	$49,028
(Loss) income from discontinued operations	(60)	1,459	(127)	1,495

Net income available to common shareholders	$903	$49,637	$1,728	$50,523

Basic Earnings Per Common Share:
Weighted Average Common Shares Outstanding	17,110,768	15,875,794	16,743,116	15,720,143

Basic earnings per common share from continuing operations	$0.06	$3.03	$0.11	$3.12
Basic earnings per common share from discontinued operations	(0.01)	0.10	(0.01)	0.09

Basic earnings per common share	$0.05	$3.13	$0.10	$3.21

Diluted Earnings Per Common Share:
Weighted Average Common Shares Outstanding	17,110,768	15,875,794	16,743,116	15,720,143
Effect of Dilutive Securities:
Unvested portion of restricted stock awards	56,659	163,549	193,184	220,858
Warrants to purchase common stock	23,548	944,263	251,003	967,744

Weighted Average Common Shares Outstanding Assuming Dilution	17,190,975	16,983,606	17,187,303	16,908,745

Diluted earnings per common share from continuing operations	$0.06	$2.84	$0.11	$2.90
Diluted earnings per common share from discontinued operations	(0.01)	0.08	(0.01)	0.09

Diluted earnings per common share	$0.05	$2.92	$0.10	$2.99

During the three and six months ended June 30, 2012, there were 201,855 and 74,516 outstanding stock equivalents, respectively, that were anti-dilutive and excluded from the computations of diluted earnings per common share. During the three and six months ended June 30, 2011, there were no outstanding stock equivalents that were anti-dilutive and excluded from the computations of diluted earnings per common share. Excluded from the calculation of both basic and diluted earnings per common share are the unvested performance-based restricted stock awards for which performance targets had not been set by the Board of Directors of 144,479 and 179,535 as of June 30, 2012 and June 30, 2011, respectively.

NOTE 5 – INCOME TAXES

The overall effective income tax rate during the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Effective income tax rate	48.8%	-425.2%	46.8%	-388.2%

The effective income tax rate differs from the statutory federal income tax rate of 35% primarily because of state and foreign income taxes and permanent differences, changes in the valuation allowance realized in 2011 and utilization of net operating loss carryforwards.

In the second quarter of 2011, we assessed our valuation allowances against deferred tax assets for intangible assets, accruals and U.S. net operating loss (“NOL”) carryforwards in accordance with ASC 740 – Income Taxes (“ASC 740”). Management’s assessment included consideration of all available positive and negative evidence including, among other evidence, the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), recent utilization of NOL carryforwards, historical operating income, projected future taxable income, customer concentration, tight credit markets, and tax planning strategies. Based on results of the assessment, we determined that it was more likely than not that the U.S. NOL carryforwards were realizable based on the guidance provided in ASC 740. Because the U.S. NOL carryforwards were expected to be realized due to 2011 and future year’s income, only the portion attributable to future year’s income was released as a discrete event during the second quarter of 2011. We recognized a non-recurring, non-cash tax benefit in the second quarter of 2011 for continuing operations of $40.0 million related to the release of valuation allowances as of June 30, 2011. Additionally, we increased valuation allowances in the second quarter of 2011 by $0.5 million for state NOL modifications.

As of June 30, 2012, we would need to generate approximately $98.8 million of future financial taxable income to realize our deferred tax assets.

As of both June 30, 2012 and December 31, 2011, we provided for a liability of $5.8 million for unrecognized tax benefits related to various federal, foreign and state income tax matters, which was included in long-term deferred tax assets and other long-term liabilities. If recognized, the entire amount of the liability would affect the effective tax rate. As of June 30, 2012, we have accrued approximately $2.0 million in other long-term liabilities for potential payment of interest and penalties related to uncertain income tax positions.

NOTE 6 – DEBT

New Credit Facility: On February 21, 2012, we entered into a new $100 million Credit Facility (“New Credit Facility”) with Wells Fargo Bank, National Association, as Administrative Agent, U.S. Bank National Association, as Syndication Agent and the various lending institutions party thereto. The New Credit Facility is a multicurrency revolving credit facility with a letter of credit sublimit of $75 million and an accordion feature not to exceed $50 million. Proceeds of borrowings under the New Credit Facility may be used for working capital, acquisitions and general corporate purposes. As of June 30, 2012, there were no outstanding borrowings.

The interest rate on letters of credit issued under the revolving letter of credit was 1.25% per annum as of June 30, 2012. We also pay an unused line fee of 0.20%. Should we need to borrow against the revolver facility, at any time during the agreement, we would incur an interest rate of LIBOR plus 1.25% per annum. As of June 30, 2012, our outstanding letters of credit under the New Credit Facility totaled approximately $17.6 million for our domestic entities. We also had outstanding letters of credit issued by another financial institution for our non-U.S. entities of $12.8 million, which reduced our available capacity sublimit for letters of credit under the New Credit Facility. As of June 30, 2012, we had unused commitments of $69.7 million on our New Credit Facility.

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

As of June 30, 2012, we were in compliance with all debt covenants. As of June 30, 2012, we had unamortized deferred financing fees on our New Credit Facility of $0.9 million.

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

On February 21, 2012, the amortization of debt financing costs pertaining to the Previous Credit Facility was accelerated, increasing the amount of interest expense recognized during the first quarter of 2012 by $1.1 million.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Litigation: We are involved from time to time in legal actions that arise in the ordinary course of our business. We do not believe that the resolution of any currently pending actions, either individually or in the aggregate, is reasonably likely to have a material adverse effect on our financial position, results of operations or liquidity. However, the outcomes of any legal actions cannot be predicted, and therefore, there can be no assurance that this will be the case.

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

NOTE 8 – STOCKHOLDERS’ EQUITY

Warrants: On January 22, 2008, we issued warrants to purchase 1,807,236 shares of common stock with an exercise price of $7.9254. The warrants vested immediately upon issuance. During the six months ended June 30, 2012, warrants were exercised to purchase 730,282 shares of common stock. The stock was issued in a cashless transaction whereby we withheld 209,451 shares of common stock as payment of the exercised purchase warrants during the six months ended June 30, 2012. As of June 30, 2012, all issued warrants have been exercised.

Foreign Currency Translation: Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate during the period. Translation adjustments are accumulated and reported as a component of accumulated other comprehensive income/(loss). The amount of accumulated comprehensive income/(loss) related to foreign currency translation was an unrealized loss of $0.6 million during the six months ended June 30, 2012.

Stock-Based Compensation: We granted 246,255 shares of restricted stock awards to employees and directors during the six months ended June 30, 2012 at a weighted-average fair value price per share of $27.31. These restricted stock awards include 93,837 time-based shares that will vest ratably over four years and 152,418 performance-based shares that will vest in one year. During the six months ended June 30, 2012, we vested 407,674 shares of stock-based compensation to employees and directors. Included in the shares vested in the six months ended June 30, 2012 were 33,373 restricted stock awards that vested in accordance with the retirement agreement of our former Chief Executive Officer.

Dividend and Stock Repurchase Program: In May 2012, our Board of Directors approved a quarterly cash dividend policy. On June 29, 2012, we paid cash dividends of $0.09 per share of common stock, for an aggregate of $1.5 million to the holders of record of our common stock as of the close of business on June 13, 2012. Dividend equivalents equal to the dividends payable on the same number of shares of our common stock were accrued on unvested restricted stock awards, although no dividend equivalents are paid on any of these restricted stock awards that are forfeited prior to the vesting date. Dividends are paid out in cash at the vesting date on restricted stock awards. Additionally, in May 2012, our Board of Directors authorized a program to repurchase up to two million shares of our common stock until the earlier of June 30, 2014 or a determination by the Board of Directors to discontinue the repurchase program. There were no repurchases under the repurchase program from inception of the program through June 30, 2012.

NOTE 9 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures are as follows:

	Six Months Ended June 30,
	2012	2011
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for the period for:
Interest	$243	$389
Income taxes	1,312	1,012

Net effect of changes in operating activities:
Decrease in accounts receivable	14,543	6,208
Increase in inventories	(857)	(1,344)
Increase in costs and estimated earnings in excess of billings	(18,609)	(16,954)
Increase in other current assets	(266)	(2,033)
Increase in other assets	(290)	(114)
Increase (decrease) in accounts payable	936	(850)
Decrease in accrued and other liabilities	(1,623)	(4,808)
(Decrease) increase in billings in excess of costs and estimated earnings	(1,354)	5,581

Changes in operating assets and liabilities	$(7,520)	$(14,314)

NOTE 10 – MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

We have certain customers that represent more than 10 percent of consolidated accounts receivable. The balance for these customers as a percentage of the consolidated accounts receivable is as follows:

	As of	As of
	June 30,	December 31,
Customer	2012	2011
Siemens Energy, Inc.	26%	26%
General Electric Company	14%	*
FPL Group	13%	*
Southern Nuclear Operating Company	*	15%

*	Less than 10%

We have certain customers that represent more than 10 percent of consolidated revenue. The revenue for these customers as a percentage of the consolidated revenue is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2012	2011	2012	2011
Southern Nuclear Operating Company	15%	21%	23%	25%
Tennessee Valley Authority	16%	*	16%	*
Siemens Energy, Inc.	15%	17%	13%	13%
General Electric Company	15%	13%	13%	10%
FPL Group	*	12%	*	13%
All others	39%	37%	35%	39%

Total	100%	100%	100%	100%

*	Less than 10% of revenue included in All others above

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

The following tables present information about segment income:

	Products Division		Services Division		Total
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2012	2011	2012	2011	2012	2011
Revenue	$33,582	$54,468	$61,096	$83,848	$94,678	$138,316
Depreciation and amortization	339	308	129	146	468	454
Operating income	763	5,122	1,205	4,226	1,968	9,348

	Products Division		Services Division		Total
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011
Revenue	$65,686	$74,941	$133,454	$167,670	$199,140	$242,611
Depreciation and amortization	649	621	256	693	905	1,314
Operating income	397	2,553	4,351	8,002	4,748	10,555

The following table presents information, which reconciles segment information to consolidated total assets:

	As of	As of
	June 30,	December 31,
	2012	2011
Assets:
Products	$134,376	$116,557
Services	77,490	78,652
Non allocated corporate assets	102,740	120,941

Total consolidated assets	$314,606	$316,150

Corporate assets consist primarily of cash and deferred tax assets.

The following presents the Products Division revenue by geographical region based on our operating locations. Products are often shipped to other geographical areas but revenue is listed in the region in which the revenue is recognized:

	Three Months Ended June 30,
	2012		2011
	Revenue Recognized In	Product Shipped To	Revenue Recognized In	Product Shipped To
United States	$21,113	$10,241	$32,065	$8,901
Canada	—	1,427	—	5,662
Europe	10,493	1,580	19,635	2,528
Mexico	1,819	1,085	2,494	507
Asia	157	725	274	5,947
Middle East	—	16,708	—	25,863
South America	—	1,080	—	5,025
Other	—	736	—	35

Total	$33,582	$33,582	$54,468	$54,468

	Six Months Ended June 30,
	2012		2011
	Revenue Recognized In	Product Shipped To	Revenue Recognized In	Product Shipped To
United States	$36,479	$16,819	$44,601	$17,051
Canada	—	1,439	—	5,675
Europe	23,822	3,975	24,105	3,498
Mexico	4,970	3,746	5,657	3,547
Asia	415	3,484	578	6,122
Middle East	—	29,599	—	31,746
South America	—	5,740	—	7,010
Other	—	884	—	292

Total	$65,686	$65,686	$74,941	$74,941

Our Services Division revenue, virtually all of which was derived in the U.S., was $61.1 million and $133.5 million during the three and six months ended June 30, 2012, respectively. During the three and six months ended June 30, 2011, our Services Division revenue was $83.8 million and $167.7 million, respectively.

NOTE 12 – SUBSEQUENT EVENTS

On July 30, 2012, we acquired Koontz-Wagner Custom Controls Holdings LLC (“Koontz-Wagner”), a leading manufacturer and integrator of engineered packaged control house solutions for the energy, oil & gas, and electrical industries. The aggregate consideration paid consisted of $31.5 million in cash, subject to working capital adjustments. As this transaction was effective July 30, 2012, the results of Koontz-Wagner will be included in our consolidated financial statements beginning on such date. The addition of Koontz-Wagner’s engineered packaged control house solutions will expand our products portfolio to our current customers, and supports the global expansion into adjacent infrastructure products and services. Koontz-Wagner’s financial results will be included in our Products Division.

On August 3, 2012, our Board of Directors declared a cash dividend of $0.09 per share of common stock to the holders of record of our common stock as of the close of business on September 10, 2012 to be paid on or about September 28, 2012.

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

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above, as well as those discussed in our Annual Report on Form 10-K, filed on March 14, 2012, titled “Risk Factors” and those discussed under “Item 1A–Risk Factors” in this Quarterly Report on Form 10-Q. Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise and we caution you not to rely upon them unduly.

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

Dividend and Stock Repurchases

In May 2012, our Board of Directors approved a dividend policy pursuant to which it plans to make, subject to subsequent declaration, quarterly dividends. On June 29, 2012, our initial cash dividend of $0.09 per share of common stock, for an aggregate of $1.5 million was paid to the holders of record of our common stock as of the close of business on June 13, 2012. Additionally, in May 2012, our Board of Directors authorized a program to repurchase up to two million shares of our common stock. To date, we have not repurchased any shares.

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

Business Outlook

Products:

Year-to-date operating results for our Products Division reflect lower shipment volumes compared to the prior year period primarily due to the timing of customers taking delivery of equipment. Developments in the second quarter of 2012 include indications that the anticipated increase in gas turbine installations in the U.S. continues to lag as a result of weak demand in the current volatile economy. Proposal activity for near-term projects has decreased. We believe that our outlook remains positive as demand increases for global power generation capacity additions, but has been affected by short-term headwinds resulting from continued macro-economic uncertainties and a slowing recovery in certain geographic markets. Natural gas power generation remains a less expensive and a lower emission alternative to coal-fired power generation, and we are in a strong position to take advantage of this once a sustainable recovery takes hold. Gross margins realized during the first half of 2012 were stronger than in 2011, primarily due to higher “as sold” margins booked as the original equipment manufacturer (“OEM”) cycle gradually emerges from the extended trough.

On July 30, 2012, we acquired Koontz-Wagner Custom Controls Holdings LLC (“Koontz-Wagner”), a leading manufacturer and integrator of engineered packaged control house solutions for the energy, oil & gas, and electrical industries. The addition of Koontz-Wagner’s engineered packaged control house solutions will expand our products portfolio to our current customers, and supports the global expansion into adjacent infrastructure products and services. Koontz-Wagner’s financial results will be included in our Products Division beginning on July 30, 2012.

Services:

Within our Services Division, year-to-date revenue is lower primarily due to fewer refueling outages at nuclear power plants in the first half of 2012 as compared to the first half of 2011 and the completion of a large capital project during the first quarter of 2011. Also, capital spending constraints and deferred maintenance requirements in response to lower electricity demand and a mild 2011 winter have negatively impacted revenue as some of our customers have reduced the scope of elective maintenance projects. Although we believe we have maintained market share during this period, we continue to see full scope engineering, procurement and construction firms and other niche companies seeking to expand into nuclear modification and maintenance services. The impact of the unfavorable year-over-year revenue declines has been partially offset by increased scope related to our participation on new build and re-start nuclear project sites in the U.S. The U.S. Nuclear Regulatory Commission has issued preliminary guidance related to certain modifications on the domestic nuclear fleet, but the timing and scope of such modifications remain uncertain as domestic utilities evaluate how these preliminary guidelines will apply to their nuclear sites. We do not anticipate earnings in 2012 from contract opportunities that may result from this guidance, but do anticipate projects to materialize by the second half of 2013. Our margins realized in the first half of 2012 have improved from 2011 due to operational execution and efficient project management on capital projects.

Backlog:

Our backlog consists of firm orders or blanket authorizations from our customers. Backlog may vary significantly from reporting period to reporting period due to the timing of customer commitments. The time between receipt of an order and actual completion, or delivery, of our products varies from a few weeks, in the case of inventoried precision parts, to a year or more, in the case of custom designed gas turbine auxiliary equipment and other major plant components. We add a booking to our backlog for Products Division orders when we receive a purchase order or other written contractual commitment from a customer. The maintenance services we provide through our Services Division are typically carried out under long-term contracts spanning several years. Upon signing a multi-year maintenance contract with a customer for services, we add to our backlog only the first twelve months of work that we expect to perform under the contract. Additional work that is not identified under the original contract is added to our backlog when we reach an agreement with the customer as to the scope and pricing of that additional work. Capital project awards are typically defined in terms of scope and pricing at the time of contractual commitment from the customer. Upon receipt of a customer commitment, capital project bookings are added to our backlog at full contract value regardless of the time frame anticipated to complete the project. Capital project bookings are removed from our backlog as work is performed and revenue is recognized, or until cancellation.

Backlog is not a measure defined by generally accepted accounting principles in the U.S., and our methodology for determining backlog may vary from the methodology used by other companies in determining their backlog amounts. Backlog may not be indicative of future operating results and projects in our backlog may be cancelled, modified or otherwise altered by our customers.

The following table shows our backlog, by division, as of the end of each of the last five quarters ($ in thousands):

	June 30,	March 31,	December 31,	September 30,	June 30,
	2012	2012	2011	2011	2011
Products Backlog	$136,058	$135,355	$130,614	$126,198	$120,571
Services Backlog	266,451	199,412	213,433	213,647	195,904

Total	$402,509	$334,767	$344,047	$339,845	$316,475

Our Products Division backlog as of June 30, 2012 increased by $0.7 million from March 31, 2012 and increased by $15.5 million from June 30, 2011, respectively. The increase in backlog since March 31, 2012 was primarily driven by revenue recognition that was delayed until after June 30, 2012, largely offset by a reduction in booking activity. While we remain optimistic about future prospects for new natural gas-fired generation projects, quote and booking activity has slowed indicating a delayed recovery. Bookings for the quarter were heavily concentrated on projects destined for international projects. The Middle East remains active and bookings destined for Asian projects increased during the second quarter of 2012. The ratio of orders booked to orders shipped was 1.0-to-1 during the three months ended June 30, 2012 and 1.1-to-1 during the six months ended June 30, 2012.

Our Services Division backlog as of June 30, 2012 increased by $67.0 million from March 31, 2012 and $70.5 million from June 30, 2011. The increase in backlog from March 31, 2012 was primarily due to new contract wins during the second quarter of 2012 related to scope expansion on new build and re-start nuclear project sites as well as the renewal and scope expansion of a multi-year maintenance and modification contract for a significant customer. The build in backlog from new project bookings more than offset the impact of lower backlog from our core maintenance and modification services due to customer budget constraints. The ratio of project awards to services rendered was 2.1-to-1 during the three months ended June 30, 2012 and 1.4-to-1 during the six months ended June 30, 2012.

Results of Operations

Our summary financial results during the three and six months ended June 30, 2012 and 2011 were as follows ($ in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2012	2011	$	%	2012	2011	$	%
Products revenue	$33,582	$54,468	$(20,886)	-38.3%	$65,686	$74,941	$(9,255)	-12.3%
Services revenue	61,096	83,848	(22,752)	-27.1%	133,454	167,670	(34,216)	-20.4%

Total revenue	94,678	138,316	(43,638)	-31.5%	199,140	242,611	(43,471)	-17.9%
Cost of products revenue	25,586	43,112	(17,526)	-40.7%	51,446	60,178	(8,732)	-14.5%
Cost of services revenue	52,100	73,325	(21,225)	-28.9%	114,210	147,313	(33,103)	-22.5%

Cost of revenue	77,686	116,437	(38,751)	-33.3%	165,656	207,491	(41,835)	-20.2%
Gross profit	16,992	21,879	(4,887)	-22.3%	33,484	35,120	(1,636)	-4.7%
Gross profit percentage	17.9%	15.8%			16.8%	14.5%
Selling and administrative expenses	15,024	12,581	2,443	19.4%	28,736	24,570	4,166	17.0%
Reorganization (income) expense	—	(50)	50	-100.0%	—	(5)	5	-100.0%

Operating income	1,968	9,348	(7,380)	-78.9%	4,748	10,555	(5,807)	-55.0%
Interest expense, net	90	314	(224)	-71.3%	1,271	574	697	121.4%
Other income, net	(2)	(140)	138	-98.6%	(7)	(62)	55	-88.7%

Income from continuing operations before income tax	1,880	9,174	(7,294)	-79.5%	3,484	10,043	(6,559)	-65.3%
Income tax expense (benefit)	917	(39,004)	39,921	-102.4%	1,629	(38,985)	40,614	-104.2%

Income from continuing operations	963	48,178	(47,215)	-98.0%	1,855	49,028	(47,173)	-96.2%
Discontinued operations:
(Loss) income from discontinued operations	(60)	1,459	(1,519)	-104.1%	(127)	1,495	(1,622)	-108.5%

Net income	$903	$49,637	$(48,734)	-98.2%	$1,728	$50,523	$(48,795)	-96.6%

Revenue

($ in thousands)	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2012	2011	$	%	2012	2011	$	%
Products revenue	$33,582	$54,468	$(20,886)	-38.3%	$65,686	$74,941	$(9,255)	-12.3%
Services revenue	61,096	83,848	(22,752)	-27.1%	133,454	167,670	(34,216)	-20.4%

Total	$94,678	$138,316	$(43,638)	-31.5%	$199,140	$242,611	$(43,471)	-17.9%

Products Revenue.

The composition of our Products Division revenue varies from period to period based on our product mix, the strength of various geographic markets we serve and our ability to address those markets. The geographic dispersion of where products were shipped during the three and six months ended June 30, 2012 and 2011 was as follows ($ in thousands):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2012	2011	$	%	2012	2011	$	%
United States	$10,241	$8,901	$1,340	15.1%	$16,819	$17,051	$(232)	-1.4%
Canada	1,427	5,662	(4,235)	-74.8%	1,439	5,675	(4,236)	-74.6%
Europe	1,580	2,528	(948)	-37.5%	3,975	3,498	477	13.6%
Mexico	1,085	507	578	114.0%	3,746	3,547	199	5.6%
Asia	725	5,947	(5,222)	-87.8%	3,484	6,122	(2,638)	-43.1%
Middle East	16,708	25,863	(9,155)	-35.4%	29,599	31,746	(2,147)	-6.8%
South America	1,080	5,025	(3,945)	-78.5%	5,740	7,010	(1,270)	-18.1%
Other	736	35	701	2002.9%	884	292	592	202.7%

Total	$33,582	$54,468	$(20,886)	-38.3%	$65,686	$74,941	$(9,255)	-12.3%

The $20.9 million or 38.3% decrease in Products Division revenue during the three months ended June 30, 2012, compared to the corresponding period in 2011, was primarily due to customer delayed shipments and the timing of converting backlog into revenue as compared to the three months ended June 30, 2011. During the three months ended June 30, 2012, approximately $16.9 million of projects near completion and scheduled to ship during the second quarter were delayed until subsequent quarters. This was partially offset by $12.1 million of project shipments in the second quarter of 2012 that were substantially completed in the first quarter of 2012. Compared to the corresponding period in 2011, there were no material project shipments delayed in the second quarter of 2011, and project shipments of approximately $20.0 million that were substantially completed in the first quarter of 2011 were shipped in the second quarter of 2011.

Project shipment dates often change after a project is added to our backlog due to project site logistics or customer driven change orders among other reasons including transportation logistics. Our backlog was concentrated on products destined for Middle East projects as of March 31, 2012 and June 30, 2012. As a result, project shipment delays for both quarters were also concentrated on these projects with no other geographic market comprising a significant concentration of delayed shipments. Reduced revenue from delayed project shipments was partially offset by increased shipments to projects in the U.S.

The $9.3 million or 12.3% decrease in Products Division revenue during the six months ended June 30, 2012, compared to the corresponding period in 2011, was primarily due to customer delayed shipments and the timing of converting backlog into revenue as compared to the six months ended June 30, 2011. Approximately $16.9 million of projects near completion and scheduled to ship during the second quarter of 2012 were delayed until subsequent quarters as noted above.

Services Revenue.

The composition of our Services Division revenue varies from period to period based on contract mix (cost plus versus fixed price and capital versus maintenance) and the number and scope of outages under our evergreen maintenance contracts.

The decrease in Services Division revenue of $22.8 million or 27.1% during the three months ended June 30, 2012, compared to the corresponding period in 2011, resulted from an approximate $16.8 million in revenue from outage work in the second quarter of 2011 that did not recur in the second quarter of 2012 and approximately $15.4 million attributable to work performed in the prior year under a contract that has since expired. The impact of these volume reductions was partially offset by approximately $9.4 million primarily from our expansion of our nuclear services and construction support work at new build and re-start nuclear reactor sites.

The decrease in Services Division revenue of $34.2 million or 20.4% during the six months ended June 30, 2012, compared to the corresponding period in 2011, resulted from an approximate $15.6 million in revenue from outage work in the first half of 2011 that did not recur in the first half of 2012, approximately $24.1 million attributable to work performed in the prior year under a contract that has since expired and a further reduction of $12.6 million from a large capital project that was completed in the first quarter of 2011. The impact of these volume reductions was partially offset by approximately $18.1 million from expansion of our nuclear services and construction support work at new build and re-start nuclear reactor sites.

Gross Profit / Margin %

($ in thousands)	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2012	2011	$	%	2012	2011	$	%
Gross Profit - Products	$7,996	$11,356	$(3,360)	-29.6%	$14,240	$14,763	$(523)	-3.5%
Gross Margin %	23.8%	20.8%			21.7%	19.7%
Gross Profit - Services	$8,996	$10,523	$(1,527)	-14.5%	$19,244	$20,357	$(1,113)	-5.5%
Gross Margin %	14.7%	12.6%			14.4%	12.1%

Total Gross Profit	$16,992	$21,879	$(4,887)	-22.3%	$33,484	$35,120	$(1,636)	-4.7%

Gross Margin %	17.9%	15.8%			16.8%	14.5%

Products.

The decrease in Products Division gross profit during the three and six months ended June 30, 2012 compared to the corresponding periods in 2011, was primarily due to decreases in revenue during the comparative periods of 38.3% and 12.3%, respectively. The impact of the volume reductions on gross profit during the three and six months ended June 30, 2012 as compared to the corresponding periods in 2011 was approximately $4.4 million and $1.8 million, respectively. Also impacting the decrease during the three and six months ended June 30, 2012 were $0.7 million of unfavorable specific warranty reserve adjustments. The effects of the revenue decreases were partially offset by increases in realized gross margin percentage of $1.0 million and $1.3 million during the three and six months ended June 30, 2012, respectively, as compared to the corresponding periods in 2011. The increase in gross margin percentage was primarily due to higher “as sold” margins on projects booked in 2011 for shipments during the three and six months ended June 30, 2012.

Services.

The decrease in Services Division gross profit during the three and six months ended June 30, 2012 compared to the corresponding periods in 2011, was primarily due to decreases in revenue, which impacted gross profit dollars by approximately $2.8 million and $4.2 million, respectively. The volume reduction was partially offset by increases in realized gross margin percentage for a favorable impact of $1.3 million and $3.0 million during the three and six months ended June 30, 2012, respectively, as compared to the corresponding periods in 2011. The increase in gross margin percentage was primarily due to improved operational execution and efficient project management on capital projects in 2012.

Selling and Administrative Expenses

($ in thousands)	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2012	2011	$	%	2012	2011	$	%
Selling and administrative expenses	$15,024	$12,581	$2,443	19.4%	$28,736	$24,570	$4,166	17.0%

Consolidated selling and administrative expenses include the costs associated with conducting our business, including general management, compensation and benefits of employees that are not direct costs of active projects, officers and directors, legal and professional fees and other general expenses.

Consolidated selling and administrative expenses increased by $2.4 million during the three months ended June 30, 2012 as compared to the corresponding period in 2011. The increase was impacted by $0.9 million in expenses related to the exit of our former Chief Executive Officer (“CEO”) and hiring of our new CEO including $0.5 million of non-cash stock compensation expense related to the accelerated vesting of our former CEO’s restricted stock awards. Also impacting the increase in consolidated selling and administrative expenses was an increase of $0.5 million in mergers and acquisitions fees and expenses and higher costs for personnel and expenses related to the enterprise resource planning (“ERP”) system implementation within our Products Division.

Consolidated selling and administrative expenses increased by $4.2 million during the six months ended June 30, 2012 as compared to the corresponding period in 2011. The increase was primarily due to $0.9 million in expenses related to CEO transition costs as mentioned above. Included in the CEO transition costs was $0.5 million of non-cash stock compensation expense related to the accelerated vesting of our former CEO’s restricted stock awards. Also impacting the increase in consolidated selling and administrative expenses was $0.5 million in non-cash stock compensation expense related to the 2012 grant of restricted stock awards and the setting of the 2012 performance condition portion of prior year’s restricted stock award grants to employees along with a $0.5 million increase in mergers and acquisitions fees and expenses during the six months ended June 30, 2012. In addition, we incurred additional expenses related to the ERP system implementation within our Products Division during the first half of 2012.

Operating Income

($ in thousands)	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2012	2011	$	%	2012	2011	$	%
Operating Income - Products	$763	$5,122	$(4,359)	-85.1%	$397	$2,553	$(2,156)	-84.4%
Operating Income - Services	1,205	4,226	(3,021)	-71.5%	4,351	8,002	(3,651)	-45.6%

Total	$1,968	$9,348	$(7,380)	-78.9%	$4,748	$10,555	$(5,807)	-55.0%

Operating income is the resulting sum of our gross profit less selling and administrative expenses. All selling and administrative expenses incurred at the corporate level are systematically charged to the reportable segments consistent with our segment disclosures.

Products.

Products Division operating income during the three months ended June 30, 2012 decreased $4.4 million or 85.1% compared to operating income during the corresponding period in 2011. Operating margins were 2.3% and 9.4% during the three months ended June 30, 2012 and 2011, respectively. The decrease was primarily due to lower gross profit of $3.4 million stemming from customer delayed shipments including $0.7 million of unfavorable specific warranty adjustments discussed above. Also contributing to the decline in operating income was allocation to the Products Division of its proportionate share of discrete corporate selling and administrative expenses including CEO transition costs, stock compensation expense and higher mergers and acquisitions fees and expenses. In addition, our Products Division incurred additional expenses related to the ERP system implementation during the second quarter of 2012.

Products Division operating income during the six months ended June 30, 2012 decreased $2.2 million or 84.4% compared to operating income during the corresponding period in 2011. Operating margins were 0.6% and 3.4% during the six months ended June 30, 2012 and 2011, respectively. The decrease was primarily due to lower gross profit of $0.5 million stemming from customer delayed shipments including $0.7 million of unfavorable specific warranty adjustments discussed above. Also contributing to the decline in operating income was allocation to the Products Division of its proportionate share of discrete corporate selling and administrative expenses including CEO transition costs, stock compensation expense and higher mergers and acquisitions fees and expenses. In addition, our Products Division incurred additional expenses related to the ERP system implementation during the first half of 2012.

Services.

Services Division operating income during the three months ended June 30, 2012 decreased $3.0 million or 71.5% compared to operating income during the corresponding period in 2011. Operating margins were 2.0% and 5.0% during the three months ended June 30, 2012 and 2011, respectively. The decrease was primarily due to reduced gross profit of $1.5 million stemming primarily from declining plant outage work. Also contributing to the decline in operating income was allocation to the Services Division of its proportionate share of discrete corporate selling and administrative expenses including CEO transition costs, stock compensation expense and higher mergers and acquisitions fees and expenses.

Services Division operating income during the six months ended June 30, 2012 decreased $3.7 million or 45.6% compared to operating income during the corresponding period in 2011. Operating margins were 3.3% and 4.8% during the six months ended June 30, 2012 and 2011, respectively. The decrease was primarily due to reduced gross profit of $1.1 million stemming primarily from declining plant outage work. Also contributing to the decline in operating income was allocation to the Services Division of its proportionate share of discrete corporate selling and administrative expenses including CEO transition costs, stock compensation expense and higher mergers and acquisitions fees and expenses.

Interest Expense, net

($ in thousands)	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2012	2011	$	%	2012	2011	$	%
Interest expense, net	$90	$314	$(224)	-71.3%	$1,271	$574	$697	121.4%

Interest expense, net consists of interest on outstanding letters of credit, interest on our unused commitment and amortization of debt issuance costs offset by interest income earned on cash balances.

Interest expense, net decreased $0.2 million or 71.3% during the three months ended June 30, 2012, compared to the corresponding period in 2011. The decrease was primarily attributable to a $0.1 million reduction in amortization of debt issuance costs related to our New Credit Facility, as compared to our Previous Credit Facility, due to lower debt issuance costs as well as lower interest expense of $0.1 million during the three months ended June 30, 2012 primarily due to lower interest rates on our unused commitments and outstanding letters of credit.

Interest expense, net increased $0.7 million or 121.4% during the six months ended June 30, 2012, compared to the corresponding period in 2011. The increase was primarily attributable to extinguishing our Previous Credit Facility, resulting in a $1.1 million charge to write-off the remaining portion of unamortized debt issuance costs. The increase was partially offset by $0.2 million in reduced amortization of debt issuance costs related to our New Credit Facility, as compared to our Previous Credit Facility, due to lower debt issuance costs as well as lower interest expense of $0.1 million during the six months ended June 30, 2012 primarily due to lower interest rates on our unused commitments and outstanding letters of credit.

Other Income, net

($ in thousands)	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2012	2011	$	%	2012	2011	$	%
Other income, net	$(2)	$(140)	$138	-98.6%	$(7)	$(62)	$55	-88.7%

Other income, net during both 2012 and 2011 were de minimis amounts.

Income Tax Expense (Benefit)

($ in thousands)	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2012	2011	$	%	2012	2011	$	%
Income tax expense (benefit)	$917	$(39,004)	$39,921	-102.4%	$1,629	$(38,985)	$40,614	-104.2%

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

During the three months ended June 30, 2012, our income tax provision was $0.9 million, or 48.8% of pre-tax income, compared to an income tax benefit of $39.0 million, in the corresponding period for 2011. The increase in our effective tax rate was primarily due to 2011 valuation allowance releases that removed the majority of valuation allowances related to U.S. federal and state net operating loss carryforwards partially offset by low income during the second quarter. The effective tax rate in 2012 differs from the statutory rate due to U.S. state income taxes and non-deductible expenses.

During the six months ended June 30, 2012, our income tax provision was $1.6 million, or 46.8% of pre-tax income, compared to an income tax benefit of $39.0 million, in the corresponding period for 2011. The increase in our effective tax rate was primarily due to 2011 valuation allowance releases that removed the majority of valuation allowances related to U.S. federal and state net operating loss carryforwards partially offset by low income during the six months ended June 30, 2012. The effective tax rate in 2012 differs from the statutory rate due to U.S. state income taxes and non-deductible expenses.

In the second quarter of 2011, we assessed our valuation allowances against deferred tax assets for intangible assets, accruals and U.S. net operating loss (“NOL”) carryforwards in accordance with Accounting Standards Codification 740 – Income Taxes (“ASC 740”). Management’s assessment included consideration of all available positive and negative evidence including, among other evidence, the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), recent utilization of NOL carryforwards, historical operating income, projected future taxable income, customer concentration, tight credit markets, and tax planning strategies. Based on results of the assessment, we determined that it was more likely than not that the U.S. NOL carryforwards were realizable based on the guidance provided in ASC 740. Because the U.S. NOL carryforwards are expected to be realized due to current year and future year’s income, only the portion attributable to future year’s income was released as a discrete event during the second quarter of 2011. We recognized a non-recurring, non-cash tax benefit in the second quarter of 2011 for continuing operations of $40.0 million related to the release of valuation allowances as of June 30, 2011. Additionally, we increased valuation allowances in the second quarter of 2011 by $0.5 million for state NOL modifications.

As of June 30, 2012, we would need to generate approximately $98.8 million of future financial taxable income to realize our deferred tax assets.

(Loss) Income from Discontinued Operations

($ in thousands)	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2012	2011	$	%	2012	2011	$	%
(Loss) income from discontinued operations	$(60)	$1,459	$(1,519)	-104.1%	$(127)	$1,495	$(1,622)	-108.5%

(Loss) income from discontinued operations during the three and six months ended June 30, 2012 and 2011 were fully comprised of the Deltak business unit, divested on August 31, 2011. The loss from operations in 2012 consisted primarily of the winddown of in-process contracts and legal and professional fee expenses.

Liquidity and Capital Resources

Overview

As of June 30, 2012, we had $90.5 million of unrestricted cash on our balance sheet, including $21.2 million on deposit outside the U.S. Cash generated by operations and borrowings available under our New Credit Facility represent our primary sources of short-term liquidity. We believe our existing balances of cash and cash equivalents as well as our cash flow from operations and our available borrowings will be adequate to satisfy our working capital needs, general corporate purposes, capital expenditures, interest payments on our unused borrowing capacity, common stock repurchases, dividends on our common stock and other liquidity requirements associated with our existing operations over the next 12 months. Additionally, we may use cash on hand to support growth initiatives either organically or through acquisitions.

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

On July 30, 2012, we acquired Koontz-Wagner and paid an aggregate consideration of $31.5 million excluding transaction costs and subject to working capital adjustments. The acquisition was funded from cash on hand.

Short-term Restricted Cash

In accordance with the Deltak sale agreement, we set aside $3.1 million in escrow which is currently classified as short-term restricted cash. On August 31, 2012, we expect to have a definitive determination of whether all, a portion or none of the $3.1 million will be released. As of June 30, 2012, there have been no claims by the buyer that would be considered claims against the cash in escrow.

Dividend and Stock Repurchases

In May 2012, our Board of Directors approved a dividend policy related to our common stock. On June 29, 2012, we paid approximately $1.5 million to the holders of record of our common stock as of June 13, 2012. We anticipate the cash used for future dividends and the repurchase program will come from current domestic cash and from on-going U.S. operating activities and the cash generated from such activities. The timing and amounts of any future dividends are subject to determination and approval by our Board of Directors. On August 3, 2012, our Board of Directors declared a cash dividend of $0.09 per share of common stock to the holders of record of our common stock as of the close of business on September 10, 2012 to be paid on or about September 28, 2012.

Additionally, in May 2012, our Board of Directors authorized a program to repurchase up to two million shares of our common stock until the earlier of June 30, 2014 or a determination by the Board of Directors to discontinue the repurchase program. There were no repurchases under the repurchase program from inception of the program through June 30, 2012. The repurchase program does not obligate us to acquire any specific number of shares.

Changes in cash and cash equivalents during the six months ended June 30, 2012 and 2011 were as follows ($ in thousands):

	Six Months Ended June 30,
	2012	2011
Statement of cash flow data:
Cash flows (used in) provided by:
Operating activities	$(512)	$793
Investing activities	(2,199)	(1,712)
Financing activities	(5,487)	(2,857)
Effect of exchange rate changes on cash	(810)	1,938

Change in cash and cash equivalents	$(9,008)	$(1,838)

2012 as compared to 2011

Operating Activities

Cash flows used in operating activities during the six months ended June 30, 2012 was $0.5 million and was impacted by the following:

•	Net income of $1.7 million, adjusted by non-cash expenses of $3.9 million for stock-based compensation and $1.2 million of amortization of deferred financing costs.

•	Net accounts receivable decreased by $14.5 million contributing higher operating cash flows. This change included favorable contributions from both our Products and Services Divisions.

•

A decrease in cash due to a total of $20.0 million of additional working capital deployed (the sum of the changes in costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings) to jobs in progress as of June 30, 2012. This change was primarily driven by delayed shipments in our Products Division and also impacted by the timing of billings in our Services Division.

•	A decrease in cash of $1.6 million for accrued and other liabilities due to month-end payroll cut off dates.

Cash flows provided by operating activities during the six months ended June 30, 2011 of $0.8 million was impacted by the following:

•

Net income of $50.5 million, reduced by approximately $40.1 million non-cash income from the valuation allowance release for continuing and discontinued operations during the second quarter of 2011. Offsetting the impact of the valuation allowance release were non-cash expenses of $2.9 million for stock-based compensation and $1.5 million of depreciation and amortization on plant, property and equipment and intangible assets.

•

Net accounts receivable decreased by $6.2 million contributing higher operating cash flows. The positive cash flows were the result of collections by the Services Division, partially offset by an increase in accounts receivable in our Products Division.

•	A decrease in cash of $1.3 million due to higher on-hand inventory levels and a higher level of project activity in the Products Division.

•

A decrease in cash due to a total of $11.3 million of additional working capital deployed (as defined above) to jobs in progress as of June 30, 2011. This change was primarily driven by increases in project activity within the Products Division.

•	A decrease in cash of $2.0 million due to an increase in other current assets from timing of corporate prepayments.

•

A decrease in cash from accrued and other liabilities of $4.8 million due to a use of cash of $5.8 million from the timing of annual bonus payments and month-end payroll cut off dates, partially offset by an increase in legal and professional fees of $0.9 million that were accrued but not paid as of June 30, 2011.

Investing Activities

Cash flows used in investing activities of $2.2 million during the six months ended June 30, 2012 increased by $0.5 million from the $1.7 million used in investing activities in the corresponding period in 2011. The increase was primarily attributable to capital purchases in our Products Division related to the new ERP system placed in service in the second quarter of 2012.

Financing Activities

Cash flows used in financing activities of $5.5 million during the six months ended June 30, 2012 increased by $2.6 million as compared to the six months ended June 30, 2011. The increase in the first half of 2012 was primarily attributable to cash expenditures of $1.5 million related to cash dividends paid in the second quarter of 2012 and $0.9 million for costs associated with the issuance of our New Credit Facility.

Effect of Exchange Rate Changes on Cash

The effect of exchange rate changes decreased cash by $0.8 million during the six months ended June 30, 2012. This decrease was primarily driven by the weakening of the Euro against the U.S. Dollar from December 31, 2011 to June 30, 2012. The effect of exchange rate changes increased cash by $1.9 million during the six months ended June 30, 2011. This increase was primarily driven by the strengthening of the Euro against the U.S. Dollar from December 31, 2010 to June 30, 2011.

Discontinued Operations

Cash flows used in operating activities during the six months ended June 30, 2012 included operating cash flows provided by discontinued operations of $0.1 million. During the six months ended June 30, 2011, operating cash flows provided by discontinued operations were $1.2 million.

Financing

Credit Facilities. On February 21, 2012, we extinguished our Previous Credit Facility and entered into a New Credit Facility. The New Credit Facility allows for borrowings up to $100 million, with an accordion feature for up to $50 million of additional borrowing capacity. The facility has a letter of credit sublimit of $75 million and provides access to multi-currency funds. The New Credit Facility has a maturity date of February 21, 2017. As of June 30, 2012, we had no debt outstanding.

The New Credit Facility, while structured to support strategic growth initiatives and provide flexibility regarding return on capital alternatives, includes affirmative and negative covenants, including customary limitations on securing additional debt and liens and restrictions on transactions and payments, as well as financial covenants relating to our consolidated leverage ratio and consolidated interest coverage ratio. If we fail to comply with the restrictions in the New Credit Facility, we will be in default and the participating banks may restrict our ability to borrow additional funds under the New Credit Facility, require that we immediately repay all outstanding loans with interest and require the cash collateralization of outstanding letter of credit obligations. We have given a first priority lien on substantially all of our assets as security for the New Credit Facility. As of June 30, 2012, we were in compliance with all covenants under the New Credit Facility.

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

As of June 30, 2012, we had a contingent liability for issued and outstanding letters of credit, generally issued to secure performance on customer contracts. As of June 30, 2012, the balance of letters of credit totaled approximately $17.6 million for the domestic entities and $12.8 million for non-U.S. entities. Currently, there are no amounts drawn upon these letters of credit. In addition, as of June 30, 2012, we had outstanding surety bonds on projects of approximately $23.7 million. Our subsidiaries provide financial guarantees for certain contractual obligations in the ordinary course of business. As of June 30, 2012, we had $2.6 million of subsidiary company financial guarantees outstanding.

Critical Accounting Policies

Our condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. Preparation of these statements requires management to make judgments and estimates. Item 7 of Part II of our Annual Report on Form 10-K filed with the SEC on March 14, 2012, addressed the accounting policies and related estimates that we believed were the most critical to understanding our consolidated financial statements, financial condition and results of operations and those that require management judgment and assumptions, or involve uncertainties. We did not have a significant change to the application of our critical accounting policies and estimates during the first six months of 2012.

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

Foreign Exchange Rate Risk. We operate in a number of international areas and are involved in transactions denominated in currencies other than the U.S. Dollar, which exposes us to foreign currency exchange rate risk. We have from time-to-time used derivative instruments to hedge our foreign currency transactions. We did not enter into any such instruments as of or during the three and six months ended June 30, 2012. We do not hold or issue foreign currency forward contracts, option contracts or other derivative financial instruments for speculative purposes.

Interest Rate Risk. Our primary market risk exposure is volatility of interest rates, primarily in the U.S. We manage interest rates through the use of a combination of fixed and floating rate debt and interest rate swap agreements. We are subject to interest rate changes on our LIBOR-based variable interest under our New Credit Facility. As of June 30, 2012, we had no outstanding borrowings on our New Credit Facility and have not borrowed funds since the November 2010 payoff of the term loan on our Previous Credit Facility.

Interest Rate Sensitivity. Based on the absence of any borrowings as of June 30, 2012, a 50 basis point fluctuation in short-term interest rates would have a de minimis impact on our expected pre-tax income on an annual basis.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

In the second quarter of 2012, we completed the implementation of a new ERP system for our Products Division, including our European operations. The implementation of the ERP system represents a redesign in our internal controls within our accounting and financial reporting system for the Products Division. There were no other changes in our internal control over financial reporting that occurred during the three and six months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

There were no new material legal proceedings or material developments to the pending legal proceedings that have been previously reported in Part I, Item 3 of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2012.

Item 1A.	Risk Factors.

Below, we are providing, in supplemental form, the material changes to our risk factors that occurred during the past quarter. Our risk factors disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 provide additional disclosure and context for these supplemental risks for the second quarter 2012 and are incorporated herein by reference.

There can be no assurance that we will continue to declare cash dividends or repurchase stock.

On May 30, 2012, our Board of Directors adopted a dividend policy pursuant to which we would pay quarterly dividends on our common stock and authorized for repurchases of two million shares of our common stock. Whether we continue and the amount and timing of such dividends and/or stock repurchases are subject to capital availability and periodic determinations by our Board of Directors that cash dividends and/or stock repurchases are in the best interest of our stockholders and are in compliance with all respective laws and agreements of the Company applicable to the declarations and payment of cash dividends and the repurchase of stock. Future dividends and stock repurchases, their timing and amount, as well as the relative allocation of cash between dividends and stock repurchases, may be affected by, among other factors: our views on potential future capital requirements for strategic transactions, including acquisitions; debt service requirements; our credit rating; changes to applicable tax laws or corporate laws; and changes to our business model. In addition, the amount we spend and the number of shares we are able to repurchase under our stock repurchase program may further be affected by a number of other factors, including the stock price and blackout periods in which we are restricted from purchasing shares. Our dividend payments and/or stock repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends and/or repurchase stock in any particular amounts or at all. A reduction in or elimination of our dividend payments and/or stock repurchases could have a negative effect on our stock price.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

In April 2012, the Company issued 730,282 shares of common stock upon the cashless exercise of outstanding warrants, at an exercise price of $7.9254 per share. The Company did not receive any proceeds upon the exercise of the warrants. The stock was issued in a cashless transaction whereby we withheld 209,451 shares of common stock as payment of the exercised purchase warrants. Issuance of the shares of common stock was exempt from registration pursuant to the provisions of Section 3(a)(9) of the Securities Act of 1933. There have been no other unregistered sales of securities during the period covered by this Quarterly Report on Form 10-Q.

Issuer Purchases of Equity Securities

The following table presents information regarding our repurchases of shares of our common stock on a monthly basis during the second quarter of 2012.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan (2)

April 1, 2012 through April 30, 2012	107,293	$27.70	N/A	N/A
May 1, 2012 through May 31, 2012	2,522	25.28	—	2,000,000
June 1, 2012 through June 30, 2012	26	19.75	—	2,000,000

Total	109,841	$27.64	—	2,000,000

(1)

Represents the surrender of shares of common stock to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock awards issued to employees under our stockholders-approved long-term incentive plan.

(2)

Our share repurchase program was approved by the Board on May 30, 2012 and allows for repurchase of up to two million shares of our common stock until the earlier of June 30, 2014 or a determination by the Board of Directors to discontinue the repurchase program. Prior to its adoption, we did not have a share repurchase program in place.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit	Description

10.1	Retirement Agreement by and between David L. Keller and Global Power Equipment Group Inc., dated as of June 6, 2012 (filed as Exhibit 10.1 to our Form 8-K filed with the commission on June 12, 2012 and incorporated herein by reference). *

10.2	Employment Agreement by and between Luis Manuel Ramírez and Global Power Equipment Group Inc., dated as of June 6, 2012 (filed as Exhibit 10.2 to our Form 8-K filed with the commission on June 12, 2012 and incorporated herein by reference). *

10.3	Membership Interest Purchase and Sale Agreement, dated as of July 14, 2012, by and among Global Power Equipment Group Inc., Koontz-Wagner Holdings, LLC and, solely with respect to Sections 7.12(b)(2) and 7.12(c) thereof, High Street Capital III SBIC, L.P. **

10.4	Amendment No. 2 to the Credit Agreement, dated as of July 19, 2012, entered into by and among Global Power Equipment Group Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, U.S. Bank National Association, and the other lenders from time to time party thereto. **

10.5	Amendment to Attachment A of the Form of Global Power Equipment Group Inc. Restricted Shares Unit Agreement (filed as Exhibit 10.27 to our Form 10-K filed with the commission on March 14, 2012 and incorporated herein by reference).*

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

101.INS	XBRL Instance Document+

101.SCH	XBRL Taxonomy Extension Schema Document+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+

*	Indicates a management contract or compensatory plan or arrangement.
**	Filed herewith.
+	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL POWER EQUIPMENT GROUP INC.

Date: August 9, 2012	By:	/s/ William G. Evans
William G. Evans,
Vice President and Chief Accounting Officer As a duly authorized officer of the Registrant and as principal accounting officer.