Form 10-Q/A
period 2012-06-30
GLOBAL POWER EQUIPMENT GROUP INC.
filed 2012-08-20
CIK 1136294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

Global Power Equipment Group Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-Q (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission (the “Commission”) on August 9, 2012. The purpose of this Amendment is to file Exhibit 10.5, which was inadvertently omitted from the original filing of the Form 10-Q.

This Amendment contains only the Cover Page to this Form 10-Q/A, this Explanatory Note, Item 6, the Signature Page and Exhibits 10.5, 31.3 and 31.4. No other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6. Exhibits.

Exhibit	Description

10.1	Retirement Agreement by and between David L. Keller and Global Power Equipment Group Inc., dated as of June 6, 2012 (filed as Exhibit 10.1 to our Form 8-K filed with the commission on June 12, 2012 and incorporated herein by reference).#

10.2	Employment Agreement by and between Luis Manuel Ramírez and Global Power Equipment Group Inc., dated as of June 6, 2012 (filed as Exhibit 10.2 to our Form 8-K filed with the commission on June 12, 2012 and incorporated herein by reference).#

10.3	Membership Interest Purchase and Sale Agreement, dated as of July 14, 2012, by and among Global Power Equipment Group Inc., Koontz-Wagner Holdings, LLC and, solely with respect to Sections 7.12(b)(2) and 7.12(c) thereof, High Street Capital III SBIC, L.P.*

10.4	Amendment No. 2 to the Credit Agreement, dated as of July 19, 2012, entered into by and among Global Power Equipment Group Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, U.S. Bank National Association, and the other lenders from time to time party thereto.*

10.5	Amendment to Attachment A of the Form of Global Power Equipment Group Inc. Restricted Shares Unit Agreement.#**

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.3	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.4	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document+*

101.SCH	XBRL Taxonomy Extension Schema Document+*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document+*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+*

#	Indicates a management contract or compensatory plan or arrangement.
*	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 on August 9, 2012.
**	Filed herewith.
+	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL POWER EQUIPMENT GROUP INC.

Date: August 20, 2012	By:	/s/ William G. Evans
William G. Evans,
Vice President and Chief Accounting Officer As a duly authorized officer of the Registrant and as principal accounting officer.

2