Form 10-Q
period 2012-09-30
GLOBAL POWER EQUIPMENT GROUP INC.
filed 2012-11-09
CIK 1136294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of November 5, 2012, there were 16,995,322 shares of common stock of Global Power Equipment Group Inc. outstanding.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

Form 10-Q

For the quarter ended September 30, 2012

Part I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,731	$99,491
Restricted cash	3,100	3,100
Accounts receivable, net of allowance of $1,015 and $1,135	62,747	52,573
Inventories	8,927	5,354
Costs and estimated earnings in excess of billings	55,002	30,680
Deferred tax assets	3,433	3,424
Other current assets	8,457	5,920

Total current assets	175,397	200,542
Property, plant and equipment, net	13,138	9,492
Goodwill	89,510	74,018
Intangible assets, net	37,611	12,500
Deferred tax assets	12,423	14,448
Other assets	5,170	5,150

Total assets	$333,249	$316,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,420	$10,377
Accrued compensation and benefits	20,181	16,485
Billings in excess of costs and estimated earnings	11,935	12,859
Accrued warranties	6,437	4,719
Other current liabilities	9,383	7,153

Total current liabilities	66,356	51,593
Other long-term liabilities	6,969	5,903

Total liabilities	73,325	57,496
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 170,000,000 shares authorized and 17,935,745 and 16,771,388 shares issued, respectively, and 17,185,475 and 16,381,533 shares outstanding, respectively	179	168
Paid-in capital	70,334	69,495
Accumulated other comprehensive income	831	508
Retained earnings	188,588	188,487
Treasury stock, at par (750,270 and 389,855 common shares, respectively)	(8)	(4)

Total stockholders’ equity	259,924	258,654

Total liabilities and stockholders’ equity	$333,249	$316,150

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Products revenue	$47,995	$36,700	$113,681	$111,641
Services revenue	63,501	62,526	196,955	230,196

Total revenue	111,496	99,226	310,636	341,837
Cost of products revenue	39,196	27,472	90,642	87,650
Cost of services revenue	54,171	52,549	168,381	199,862

Cost of revenue	93,367	80,021	259,023	287,512
Gross profit	18,129	19,205	51,613	54,325
Selling and administrative expenses	15,604	11,493	44,340	36,063
Reorganization expense	—	20	—	15

Operating income	2,525	7,692	7,273	18,247
Interest expense, net	94	270	1,365	844
Other expense (income), net	169	(121)	162	(183)

Income from continuing operations before income tax	2,262	7,543	5,746	17,586
Income tax expense (benefit)	954	887	2,583	(38,098)

Income from continuing operations	1,308	6,656	3,163	55,684
Discontinued operations:
Income from discontinued operations, net of tax	238	485	111	1,980
Gain on disposals, net of tax	—	11,326	—	11,326

Income from discontinued operations	238	11,811	111	13,306

Net income	$1,546	$18,467	$3,274	$68,990

Basic earnings per weighted average common share:
Income from continuing operations	$0.08	$0.41	$0.19	$3.51
Income from discontinued operations	0.01	0.73	—	0.84

Income per common share - basic	$0.09	$1.14	$0.19	$4.35

Weighted average number of shares of common stock outstanding - basic	17,166,293	16,138,319	16,885,205	15,876,312

Diluted earnings per weighted average common share:
Income from continuing operations	$0.08	$0.39	$0.18	$3.29
Income from discontinued operations	0.01	0.70	0.01	0.79

Income per common share - diluted	$0.09	$1.09	$0.19	$4.08

Weighted average number of shares of common stock outstanding - diluted	17,258,659	16,984,447	17,251,142	16,928,419

Cash dividends per share	$0.09	—	$0.18	—

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Net income	$1,546	$18,467	$3,274	$68,990
Foreign currency translation adjustment	934	(1,356)	323	705

Comprehensive income	$2,480	$17,111	$3,597	$69,695

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

($ in thousands, except share amounts)

(Unaudited)

	Common Shares $0.01 Per Share		Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Shares
	Shares	Amount				Shares	Amount	Total
Balance, December 31, 2011	16,771,388	$168	$69,495	$508	$188,487	(389,855)	$(4)	$258,654
Stock-based compensation	434,075	4	1,527	—	—	(115,163)	(1)	1,530
Warrants exercised	730,282	7	(5)	—	—	(209,451)	(2)	—
Dividends declared	—	—	—	—	(3,173)	—	—	(3,173)
Stock repurchases	—	—	(683)	—	—	(35,801)	(1)	(684)
Net income	—	—	—	—	3,274	—	—	3,274
Foreign currency translation adjustment	—	—	—	323	—	—	—	323

Balance, September 30, 2012	17,935,745	$179	$70,334	$831	$188,588	(750,270)	$(8)	$259,924

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)
Operating activities:
Net income	$3,274	$68,990
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred income tax benefit	(712)	(33,056)
Depreciation and amortization on plant, property and equipment and intangible assets	1,871	1,915
Amortization on deferred financing costs	1,198	392
Loss on disposals of equipment	—	4
Gain on disposal of discontinued operations	—	(17,321)
Stock-based compensation	4,554	4,693
Changes in operating assets and liabilities, net of businesses acquired and sold	(20,829)	(8,438)

Net cash (used in) provided by operating activities	(10,644)	17,179

Investing activities:
Acquisitions, net of cash acquired	(44,107)	—
Proceeds from sale of Deltak, net of restricted cash and transaction costs	—	19,359
Net transfers of restricted cash	—	1,019
Proceeds from sale of equipment	15	6
Purchase of property, plant and equipment	(3,269)	(2,751)

Net cash (used in) provided by investing activities	(47,361)	17,633

Financing activities:
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(3,024)	(2,982)
Proceeds from warrants exercised	—	7
Stock repurchases	(684)	—
Dividends paid	(3,093)	—
Debt issuance costs	(924)	—

Net cash used in financing activities	(7,725)	(2,975)
Effect of exchange rate changes on cash	(30)	902

Net change in cash and cash equivalents	(65,760)	32,739
Cash and cash equivalents, beginning of period	99,491	55,474

Cash and cash equivalents, end of period	$33,731	$88,213

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BUSINESS AND ORGANIZATION

Global Power Equipment Group Inc. and its wholly owned subsidiaries (unless the context requires otherwise, “Global Power”, the “Company”, “we”, “us” or “our”) is a leading provider of power generation equipment and industrial maintenance services. Through our Products Division, we design, engineer and manufacture gas turbine auxiliary equipment and control houses for customers throughout the world. Through our Services Division, we provide on-site modification and maintenance, outage management and facility upgrade services for nuclear power plants and specialty maintenance and other industrial services to hydrocarbon power plants and other industrial operations in the United States. Our corporate headquarters are located in Irving, Texas, with various facilities around the United States and internationally in The Netherlands, Mexico and China.

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

Discontinued Operations Presentation: In August 2011, we completed the sale of substantially all of the operating assets of our Deltak LLC (“Deltak”) business unit. The results of Deltak operations for all periods presented have been reclassified to discontinued operations except where noted. The following notes relate to our continuing operations only unless otherwise noted (See Note 4 – Discontinued Operations and Sale of Deltak Assets).

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

Revenue Recognition: We are organized in two major segments: the Products Division and the Services Division. Substantially all of our revenues within the Products Division are derived from fixed-priced contracts. Within the Services Division, we enter into a variety of contract structures including cost plus reimbursements, time and material contracts and fixed-price contracts. The determination of the contract structure within the Services Division is based on the scope of work, complexity and project length and customer preference. We expense pre-contract costs as incurred. Change orders are included in total estimated contract revenue when they can be reliably estimated and it is probable that the adjustment will be approved by the customer or realized. Costs related to change orders are recognized when they are incurred. Revenue for gas turbine auxiliary and control house equipment is recognized on the completed contract method typically when the unit is delivered and title and risk of loss have transferred to the customer. Revenues for the Selective Catalytic Emission Reduction (“SCR”) product line in the Products Division and the fixed-price contracts in the Services Division are recognized on the percentage-of-completion method.

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

Products Division revenue for gas turbine auxiliary and control house equipment is recognized on the completed contract method typically when the unit is shipped. Certain of these contracts specify separate delivery dates of individual equipment units or require customer acceptance of a product. In circumstances where separate delivery dates of individual equipment units exist, we recognize revenue when the customer assumes the risk of loss and title for the equipment, which is generally the date the unit is shipped, and costs previously deferred are charged to expense. In circumstances where the contract requires customer acceptance of a product in addition to transfer of title and risk of loss to the customer, revenue is either recognized (i) upon shipment when we are able to demonstrate that the customer specific objective criteria have been met or (ii) upon customer acceptance. Once title and risk of loss have transferred and, where applicable, customer acceptance is complete, we have no further performance obligations. Our SCR product line follows percentage-of-completion method based on cost-to-cost input measures. Regardless of contract provisions, we require that the customer assumes risk of loss and title, and the installation is operating according to specifications or is an uninstalled unit that has been accepted by the customer for revenue to be recognized. Changes in job performance, job conditions, estimated profitability, final contract settlements and resolution of claims may result in revisions to job costs and income amounts that are different than amounts originally estimated.

Cost plus and time and material contracts represent the majority of the contracts in the Service Division. For these contract types, we recognize revenue when services are performed based upon an agreed-upon price for the completed services or based upon the hours incurred and agreed-upon hourly rates. Some of our contracts include provisions that adjust contract revenues for safety, schedule or other performance measures. On cost reimbursable contracts, revenue is recognized as costs are incurred and includes applicable mark up earned through the date services are provided. Fixed price contracts are recognized under the percentage-of-completion method using cost-to-cost measures. Occasionally, we may exclude certain costs from the cost-to-cost method such as significant costs for materials or subcontractors if the exclusion of such costs would result in a more meaningful measurement of actual progress towards completion of the contract.

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

Adoption of New Accounting Pronouncements:

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

Recently Issued Accounting Pronouncements:

In July 2012, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (the revised standard). Under this new standard, entities testing indefinite-lived intangible assets for impairment now have an option of performing a qualitative assessment before having to calculate the fair value of a reporting unit. If an entity determines, on the basis of qualitative factors, that there is a more likely than not chance that the fair value of the reporting unit is less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. This standard is effective for us beginning January 1, 2013, with early adoption permitted under certain conditions. We do not expect the adoption of this standard will have any material effect on our financial statements or results of operations.

In August 2012, the FASB issued ASU No. 2012-03, Technical Amendments and Corrections to Securities and Exchange Commission (“SEC”) Paragraphs, amends SEC paragraphs in the FASB Accounting Standards Codification (“ASC”) to make it more consistent with accounting principles generally accepted in the U.S. issued by the FASB and included in the ASC. Most of the changes were considered minor. The provisions are effective upon issuance. The provisions of ASU No. 2012-03 are not expected to have a material impact on our consolidated financial statements.

In October 2012, the FASB issued ASU No. 2012-04, “Technical Corrections and Improvements” (“ASU No. 2012-04”) which makes certain technical corrections and “conforming fair value amendments” to the FASB ASC. The amendments affect various ASC topics and apply to all reporting entities within the scope of those topics. The technical corrections (Section A) are divided into three main categories: (1) Source literature amendments – amendments to carry forward the original intent of certain pre-ASC authoritative literature that was inadvertently altered during the ASC process, (2) Guidance clarification and reference corrections – changes in wording and references to avoid misapplication or misinterpretation of guidance, and (3) Relocated guidance – moving guidance from one part of the ASC to another to correct instances in which the scope of pre-ASC guidance may have been unintentionally narrowed or broadened during the ASC process. The purpose of Section B of ASU No. 2012-04 is to conform the use of the term “fair value” throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC Topic 820 “Fair Value Measurement”. These provisions are effective upon issuance, except for amendments that are subject to transition guidance, which will be effective for fiscal periods beginning after December 15, 2012. The provisions of ASU No. 2012-04 are not expected to have a material impact on our consolidated financial statements.

NOTE 3 – ACQUISITIONS

On July 30, 2012, we acquired Koontz-Wagner Custom Controls Holdings LLC (“Koontz-Wagner”), a leading manufacturer and integrator of engineered packaged control house solutions for the energy, oil & gas, and electrical industries. The aggregate acquisition price consisted of $32.4 million in cash.

On September 5, 2012, we acquired the equity of TOG Holdings, Inc., together with its subsidiary, TOG Manufacturing Corporation (“TOG”). TOG provides precision machined metal and alloy parts to original equipment manufacturers for the steam and natural gas turbine power generation market. The aggregate acquisition price is expected to be $12.3 million after working capital adjustments.

We funded the purchase price of the Koontz-Wagner acquisition and the TOG acquisition (together, the “2012 Acquisitions”) with cash on hand, excluding non-cash accruals of $0.5 million for unpaid purchase price adjustments included in the accompanying condensed consolidated balance sheets as of September 30, 2012. The financial results of the 2012 Acquisitions have been included in our Products Division as of their respective acquisition dates.

The following table summarizes the consideration paid for the 2012 Acquisitions and presents the allocation of these amounts to the net tangible and identifiable intangible assets based on their estimated fair values as of the respective acquisition dates. This allocation requires the significant use of estimates and is based on the information that was available to management at the time these condensed consolidated financial statements were prepared.

Current assets, including cash and cash equivalents of $0.1 million	$10,954
Property, plant and equipment.	1,552
Identifiable intangible assets	25,470
Goodwill	15,492

Total assets acquired	53,468
Current liabilities	(8,828)

Net assets acquired	$44,640

Management determined the purchase price allocations for the 2012 Acquisitions based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. We utilized recognized valuation techniques, including the income approach and cost approach for the net assets acquired. The fair value of the assets acquired and liabilities assumed in the 2012 Acquisitions remain subject to potential adjustments. The acquisition accounting for the TOG acquisition is subject to working capital adjustments, which is not expected to be materially different from our September 30, 2012 estimate.

Acquired intangible assets of $25.5 million consisted of customer relationships, trade names and noncompete agreements. The amortization period for these intangible assets ranges from 5 to 9 years. We recorded $0.4 million of amortization expense related to these intangible assets during the three months ended September 30, 2012 covering the period of July 31, 2012 through September 30, 2012. The major classes of intangible assets are as follows:

	Weighted Average Amortization Years	Amount
Customer Relations	8.5	$19,300
Trade Names	Indefinite	5,100
Noncompetes	5	1,070

		$25,470

The goodwill arising from the 2012 Acquisitions consists largely of expectations that the 2012 Acquisitions extend our ability to deliver a broader portfolio of products to our Products Division customers including original equipment manufacturers, engineering, procurement and construction contractors and operators of power generation facilities. The goodwill associated with the Koontz-Wagner acquisition is deductible for tax purposes whereas the goodwill associated with the TOG acquisition is not deductible.

The following unaudited pro forma information have been provided for illustrative purposes only and are not necessarily indicative of results that would have occurred had the 2012 Acquisitions been in effect for the periods presented, nor are they necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$115,021	$111,252	$332,014	$372,360
Income from continuing operations	1,840	7,105	4,180	55,561
Earnings per share from continuing operations:
Basic	$0.11	$0.44	$0.25	$3.50
Diluted	$0.11	$0.42	$0.24	$3.28

The pro forma combined results for the three and nine months ended September 30, 2012 and 2011 have been prepared by adjusting our historical results to include the 2012 Acquisitions as if they occurred on January 1, 2011. These pro forma combined historical results were then adjusted for the following: a reduction in interest expense as we had no outstanding debt during the nine months ended September 30, 2012 and 2011, an increase in amortization expense due to the incremental intangible assets recorded related to the 2012 Acquisitions and an increase or decrease in depreciation expenses relating to the net impact of adjusting acquired property and equipment to the acquisition date fair value. The pro forma results of operations also include adjustments to reflect the impact of $1.9 million of acquisition related costs as of January 1, 2011. The pro forma results do not include any adjustments to eliminate the impact of cost savings or other synergies that may result from the 2012 Acquisitions. As noted above, the pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.

Revenue of approximately $5.0 million and loss before income taxes of approximately $1.8 million are included in our condensed consolidated results of operations for the three and nine months ended September 30, 2012 related to the 2012 Acquisitions following their respective dates of acquisitions.

We recognized $1.9 million of acquisition related costs that were expensed during the three and nine months ended September 30, 2012, respectively. These acquisitions costs are included in selling and administrative expenses in our condensed consolidated statements of income for the three and nine months ended September 30, 2012.

NOTE 4 – DISCONTINUED OPERATIONS AND SALE OF DELTAK ASSETS

During the third quarter of 2011, we completed the sale of the operating net assets of our Deltak business unit, which was part of the Products Division. We have reported the disposition of the Deltak business unit as discontinued operations in accordance with the guidance of ASC 205-20 – Discontinued Operations. The following table presents selected information regarding the results of our discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$13	$8,975	$206	$27,460
Income before income taxes	336	1,666	142	3,208
Income tax expense	98	1,181	31	1,228
Gain on disposal of assets	—	11,326	—	11,326

Income from discontinued operations	$238	$11,811	$111	$13,306

NOTE 5 – EARNINGS PER SHARE

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

Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Income:
Income from continuing operations	$1,308	$6,656	$3,163	$55,684
Income from discontinued operations	238	11,811	111	13,306

Net income available to common shareholders	$1,546	$18,467	$3,274	$68,990

Basic Earnings Per Common Share:
Weighted Average Common Shares Outstanding	17,166,293	16,138,319	16,885,205	15,876,312

Basic earnings per common share from continuing operations	$0.08	$0.41	$0.19	$3.51
Basic earnings per common share from discontinued operations	0.01	0.73	—	0.84

Basic earnings per common share	$0.09	$1.14	$0.19	$4.35

Diluted Earnings Per Common Share:
Weighted Average Common Shares Outstanding	17,166,293	16,138,319	16,885,205	15,876,312
Effect of Dilutive Securities:
Unvested portion of restricted stock awards	92,366	167,741	203,255	182,294
Warrants to purchase common stock	—	678,387	162,682	869,813

Weighted Average Common Shares Outstanding Assuming Dilution	17,258,659	16,984,447	17,251,142	16,928,419

Diluted earnings per common share from continuing operations	$0.08	$0.39	$0.18	$3.29
Diluted earnings per common share from discontinued operations	0.01	0.70	0.01	0.79

Diluted earnings per common share	$0.09	$1.09	$0.19	$4.08

During the three and nine months ended September 30, 2012, there were 73,016 and 1,125 outstanding stock equivalents, respectively, that were anti-dilutive and excluded from the computations of diluted earnings per common share. During the three and nine months ended September 30, 2011, there were no outstanding stock equivalents that were anti-dilutive and excluded from the computations of diluted earnings per common share. Excluded from the calculation of both basic and diluted earnings per common share are the unvested performance-based restricted stock awards for which performance targets had not been set by the Board of Directors of 157,042 and 236,243 as of September 30, 2012 and 2011, respectively.

NOTE 6 – INCOME TAXES

The overall effective income tax rate during the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Effective income tax rate	42.2%	11.8%	45.0%	-216.6%

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

We recognized a non-recurring, non-cash tax benefit in the second quarter of 2011 for continuing operations of $40.0 million related to the release of valuation allowances. Income in 2011 allowed interim period decreases to the valuation allowance of $4.6 million for the third quarter of 2011. Additionally, we increased valuation allowances in the third quarter of 2011 by $0.5 million for state NOL modifications.

As of September 30, 2012, we would need to generate approximately $93.3 million of future financial taxable income to realize our deferred tax assets.

As of September 30, 2012 we provided for a liability of $6.6 million for unrecognized tax benefits related to various federal, foreign and state income tax matters, which was included in long-term deferred tax assets and other long-term liabilities, as compared to a liability of $5.8 million for unrecognized tax benefits as of December 31, 2011. If recognized, the entire amount of the liability would affect the effective tax rate. As of September 30, 2012, we have accrued approximately $2.1 million in other long-term liabilities for potential payment of interest and penalties related to uncertain income tax positions.

NOTE 7 – DEBT

New Credit Facility: On February 21, 2012, we entered into a new $100 million Credit Facility (“New Credit Facility”) with Wells Fargo Bank, National Association, as Administrative Agent, U.S. Bank National Association, as Syndication Agent and the various lending institutions party thereto. The New Credit Facility is a multicurrency revolving credit facility with a letter of credit sublimit of $75 million and an accordion feature not to exceed $50 million. Proceeds of borrowings under the New Credit Facility may be used for working capital, acquisitions and general corporate purposes. As of September 30, 2012, there were no outstanding borrowings.

The interest rate on letters of credit issued under the revolving letter of credit was 1.25% per annum as of September 30, 2012. We also pay an unused line fee of 0.20%. Should we need to borrow against the revolver facility, at any time during the agreement, we would incur an interest rate of LIBOR or a Base Rate, plus in each case, an additional margin based on the Consolidated Total Leverage Ratio, as defined in the New Credit Facility agreement. The New Credit Facility agreement includes additional margin ranges on Base Rate loans between 0.25% and 1.25% and between 1.25% and 2.25% on LIBOR-based loans. As of September 30, 2012, our outstanding letters of credit under the New Credit Facility totaled approximately $16.1 million for our U.S. entities. We also had outstanding letters of credit issued by another financial institution for our non-U.S. entities of $13.3 million, which reduced our available capacity sublimit for letters of credit under the New Credit Facility. As of September 30, 2012, we had unused commitments of $70.7 million on our New Credit Facility.

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

As of September 30, 2012, we were in compliance with all debt covenants. As of September 30, 2012, we had unamortized deferred financing fees on our New Credit Facility of $0.8 million.

Previous Credit Facility: Upon entering into our New Credit Facility on February 21, 2012, we extinguished our previous $150 million Credit Facility (“Previous Credit Facility”). Our Previous Credit Facility consisted of a $60 million revolving letter of credit facility, including a $25 million cash advance sub-facility, and a $90 million term loan facility. On November 18, 2010, we repaid the outstanding balance of the term loan facility and all related interest in full. The Previous Credit Facility would have terminated on January 22, 2014 and any amounts outstanding at that time would have been due and payable in full, if it had not been extinguished.

On February 21, 2012, the amortization of debt financing costs pertaining to the Previous Credit Facility was accelerated, increasing the amount of interest expense recognized during the first quarter of 2012 by $1.1 million.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

Deltak Claims: By purchase agreement dated August 6, 2011, referred to as the 2011 Purchase Agreement, we sold the operating net assets of our Deltak business unit to Hamon & Compagnie International SA (the “Buyer”). Under the 2011 Purchase Agreement, we retained certain liabilities relating to the operating net assets sold to the Buyer. We have received three claims for indemnification from the Buyer in connection with the activities of our Deltak business unit. Generally, complaints allege losses from excluded liabilities and breach of warranty relating to one of our wholly owned subsidiaries. The claims asserted for each matter is $0.1 million, $7.1 million and an unspecified amount. We intend to defend these matters vigorously and believe the claims are without merit. However, we cannot predict with certainty the outcome or effect of any of these matters. There can be no assurance as to the ultimate outcome of these claims.

As of September 30, 2012, we did not record any provision for these matters as we do not believe a loss is probable related to the above claims. Further a reasonable estimate of a possible range of loss cannot be made. In the event that one or more of these matters is unfavorably resolved, it is possible our results from discontinued operations and cash flows could be materially impacted.

The 2011 Purchase Agreement required the establishment of escrow accounts totaling $7.0 million as a funding mechanism for settlement of warranty claims and other possible contractual claims. As of September 30, 2012, the escrow balances were recorded in the accompanying consolidated balance sheet as short-term restricted cash of $3.1 million and long-term restricted cash, included in other assets, of $3.9 million. The short-term restricted cash that was due for release on August 31, 2012, remains in escrow due to the unresolved claims made by the Buyer described above and the Buyer’s corresponding determination not to release such cash.

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

NOTE 9 – STOCKHOLDERS’ EQUITY

Warrants: On January 22, 2008, we issued warrants to purchase 1,807,236 shares of common stock with an exercise price of $7.9254. The warrants vested immediately upon issuance. During the nine months ended September 30, 2012, warrants were exercised to purchase 730,282 shares of common stock. The stock was issued in a cashless transaction whereby we withheld 209,451 shares of common stock as payment of the exercised purchase warrants during the nine months ended September 30, 2012. As of September 30, 2012, all issued warrants have been exercised.

Foreign Currency Translation: Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate during the period. Translation adjustments are accumulated and reported as a component of accumulated other comprehensive income. The amount of accumulated comprehensive income related to foreign currency translation was an unrealized gain of $0.3 million during the nine months ended September 30, 2012.

Stock-Based Compensation: We granted 267,192 shares of restricted stock awards to employees and directors during the nine months ended September 30, 2012 at a weighted-average fair value price per share of $26.86. These restricted stock awards include 110,587 time-based shares that will vest ratably over four years and 156,605 performance-based shares that will vest in one year. During the nine months ended September 30, 2012, we vested 409,049 shares of stock-based compensation to employees and directors. Included in the shares vested in the nine months ended September 30, 2012 were 33,373 restricted stock awards that vested in accordance with the retirement agreement of our former Chief Executive Officer.

For all awards with graded vesting other than awards with performance-based vesting conditions, we record compensation expense for the entire award on a straight-line basis (or if, applicable, on the accelerated method) over the requisite service period. For graded-vesting awards with performance-based vesting conditions, total compensation expense is recognized over the requisite service period for each separately vesting tranche of the award as if the award is, in substance, multiple awards once certain performance targets are deemed probable of achievement. The 2012 restricted stock performance units that will vest in 2013 are subject to multiple target levels in order to be eligible to vest. If the minimum target set in the agreement is not met, none of the shares will vest and no compensation expense is recognized and any previously recognized compensation expense is reversed. The actual number of shares that will ultimately vest is dependent on achieving fixed thresholds between the minimum and target performance condition and ranges between 0.5x and 1.0x the number of units originally granted. During the third quarter of 2012, we determined that it was not probable that we would achieve the performance objective for 68,815 of our 137,626 performance-based shares remaining to vest as of September 30, 2012. As a result, we recorded a $0.9 million cumulative effect compensation expense reversal in the third quarter of 2012.

Dividends: In May 2012, our Board of Directors approved a quarterly cash dividend policy. The dividends declared during each of the second and third quarters of 2012 were $0.09 per share and dividends paid totaled $1.5 million in each of the second and third quarters of 2012, respectively. Third quarter dividends were paid on September 28, 2012. Dividend equivalents equal to the dividends payable on the same number of shares of our common stock were accrued on unvested restricted stock awards on each of the second and third quarter dividend record dates. No dividend equivalents are paid on any of these restricted stock awards that are forfeited prior to the vesting date. Dividend equivalents are paid out in cash at the vesting date on restricted stock awards. A non-cash accrual of $0.1 million for unpaid dividend equivalents for unvested restricted stock awards was included in the accompanying condensed consolidated balance sheet as of September 30, 2012.

Stock Repurchase Program: In May 2012, our Board of Directors authorized a program to repurchase up to two million shares of our common stock until the earlier of June 30, 2014 or a determination by the Board of Directors to discontinue the repurchase program. We repurchased 35,801 shares of common stock during the nine months ended September 30, 2012 for $0.7 million under the repurchase program.

NOTE 10 – SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures are as follows:

	Nine Months Ended September 30,
	2012	2011
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for the period for:
Interest	$348	$586

Income taxes	$1,624	$1,414

Net effect of changes in operating activities, net of businesses acquired and sold:
(Increase) decrease in accounts receivable	$(6,731)	$6,380
Increase in inventories	(2,855)	(1,491)
Increase in costs and estimated earnings in excess of billings	(19,283)	(17,527)
Increase in other current assets	(528)	(380)
Increase in other assets	(295)	(87)
Increase (decrease) in accounts payable	5,743	(2,920)
Increase (decrease) in accrued and other liabilities	4,264	(3,610)
Decrease in accrued warranties	(220)	(513)
(Decrease) increase in billings in excess of costs and estimated earnings	(924)	11,917
Decrease in liabilities subject to compromise	—	(207)

Changes in operating assets and liabilities, net of businesses acquired and sold	$(20,829)	$(8,438)

NOTE 11 – MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

We have certain customers that represent more than 10 percent of consolidated accounts receivable. The balance for these customers as a percentage of the consolidated accounts receivable is as follows:

Customer	As of September 30, 2012	As of December 31, 2011
Siemens Energy, Inc.	17%	26%
General Electric Company	15%	*
Southern Nuclear Operating Company	14%	15%
Florida Power & Light Company	15%	*

*	Less than 10%

We have certain customers that represent more than 10 percent of consolidated revenue. The revenue for these customers as a percentage of the consolidated revenue is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2012	2011	2012	2011
Southern Nuclear Operating Company	14%	23%	19%	24%
Tennessee Valley Authority	12%	*	15%	*
Siemens Energy, Inc.	21%	13%	16%	13%
General Electric Company	15%	19%	13%	13%
Florida Power & Light Company	11%	*	*	10%
All others	27%	45%	37%	40%

Total	100%	100%	100%	100%

*	Less than 10% of revenue included in All others above

Customers for the Products Division include original equipment manufacturers, engineering, procurement and construction contractors and operators of power generation facilities. Products Division customers include Siemens Energy, Inc. and General Electric Company. Customers for the Services Division are varied, but include some major utility companies within the U.S. Services Division customers include Southern Nuclear Operating Company, Tennessee Valley Authority, and Florida Power & Light Company. Our major customers vary over time due to the relative size and duration of our projects and customer outages.

NOTE 12 – SEGMENT INFORMATION

We follow ASC 280 – Segment Reporting, to present segment information. We considered the way our management team makes operating decisions and assesses performance and considered which components of our enterprise have discrete financial information available. As management makes decisions using a products and services group focus, our analysis resulted in two reportable segments, the Products Division and the Services Division. The financial results of the Koontz-Wagner and TOG acquisitions have been included in our Products Division as of their respective acquisition dates.

The following tables present information about segment income:

	Products Division		Services Division		Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011	2012	2011
Revenue	$47,995	$36,700	$63,501	$62,526	$111,496	$99,226
Depreciation and amortization	841	236	125	99	966	335
Operating (loss) income	(977)	3,653	3,502	4,039	2,525	7,692

	Products Division		Services Division		Total
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011
Revenue	$113,681	$111,641	$196,955	$230,196	$310,636	$341,837
Depreciation and amortization	1,490	857	381	792	1,871	1,649
Operating (loss) income	(580)	6,206	7,853	12,041	7,273	18,247

The following table presents information, which reconciles segment information to consolidated total assets:

	As of September 30, 2012	As of December 31, 2011
Assets:
Products	$196,727	$116,557
Services	97,605	78,652
Non allocated corporate assets	38,917	120,941

Total consolidated assets	$333,249	$316,150

Corporate assets consist primarily of cash and deferred tax assets.

The following presents the Products Division revenue by geographical region based on our operating locations. Products are often shipped to other geographical areas but revenue is listed in the region in which the revenue is recognized. The geographic dispersion of where products were shipped during the nine months ended September 30, 2011 was updated primarily for reclassifications of discounts and was not material.

	Three Months Ended September 30,
	2012		2011
	Revenue Recognized In	Product Shipped To	Revenue Recognized In	Product Shipped To
United States	$27,826	$14,598	$21,318	$8,619
Canada	—	958	—	91
Europe	16,809	3,111	12,433	1,587
Mexico	2,919	611	2,227	64
Asia	441	3,451	722	7,525
Middle East	—	22,673	—	11,866
South America	—	819	—	550
Other	—	1,774	—	6,398

Total	$47,995	$47,995	$36,700	$36,700

	Nine Months Ended September 30,
	2012		2011
	Revenue Recognized In	Product Shipped To	Revenue Recognized In	Product Shipped To
United States	$64,305	$31,417	$65,919	$25,670
Canada	—	2,397	—	5,766
Europe	40,631	7,086	36,538	5,085
Mexico	7,889	4,357	7,884	3,611
Asia	856	6,935	1,300	13,647
Middle East	—	52,272	—	43,612
South America	—	6,559	—	7,560
Other	—	2,658	—	6,690

Total	$113,681	$113,681	$111,641	$111,641

Our Services Division revenue, virtually all of which was derived in the U.S., was $63.5 million and $197.0 million during the three and nine months ended September 30, 2012, respectively. During the three and nine months ended September 30, 2011, our Services Division revenue, virtually all of which was derived in the U.S., was $62.5 million and $230.2 million, respectively.

NOTE 13 – SUBSEQUENT EVENT

On November 8, 2012, our Board of Directors declared a cash dividend of $0.09 per share of common stock to the holders of record of our common stock as of the close of business on December 10, 2012 to be paid on or about December 28, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains or incorporates by reference various forward-looking statements that express a belief, expectation or intention or are otherwise not statements of historical fact. Forward-looking statements generally use forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast” and other words that convey the uncertainty of future events or outcomes. Forward-looking statements include information concerning possible or assumed future results of our operations, including the following:

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

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above, as well as those discussed in our Annual Report on Form 10-K (the “Form 10-K”), filed with the Securities and Exchange Commission (“SEC”) on March 14, 2012, titled “Risk Factors” and those discussed under “Item 1A–Risk Factors” in this Quarterly Report on Form 10-Q. Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise and we caution you not to rely upon them unduly.

The following discussion provides an analysis of the results of operations for each of our business segments, an overview of our liquidity and capital resources and other items related to our business. This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Form 10-Q and our audited consolidated financial statements and notes thereto included in the Form 10-K.

Overview

We are a comprehensive provider of power generation equipment and modification and maintenance services for customers in the domestic and international energy, power infrastructure and service industries. We operate through two business segments, which we refer to as our Products Division and our Services Division.

•

Through our Products Division, we design, engineer and manufacture a comprehensive range of gas turbine auxiliary equipment and control houses primarily used to enhance the efficiency and facilitate the operation of gas turbine power plants as well as for other industrial, energy and power-related applications.

•

Through our Services Division, we provide on-site specialty modification and maintenance, outage management and facility upgrade services for nuclear power plants and specialty maintenance and other industrial services to fossil-fuel and hydroelectric power plants and other industrial operations in the United States (“U.S.”).

For information about our segments, see Note 12 to our condensed consolidated financial statements included in this Form 10-Q.

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

2012 Acquisitions

On July 30, 2012, we acquired Koontz-Wagner Custom Controls Holdings LLC (“Koontz-Wagner”), a leading manufacturer and integrator of engineered packaged control house solutions for the energy, oil & gas, and electrical industries. The aggregate acquisition price consisted of $32.4 million in cash, of which $31.6 million was paid in the third quarter 2012 and $0.8 million was paid in the fourth quarter 2012. On September 5, 2012, we acquired TOG Holdings, Inc., together with its subsidiary, TOG Manufacturing Corporation (“TOG”), a precision machined metal and alloy parts provider to original equipment manufacturers for the steam and natural gas turbine power generation market. We paid $12.6 million and expect to receive $0.3 million in the fourth quarter of 2012 attributable to a working capital adjustment. Additionally, the TOG net assets acquired included $0.1 million of cash.

The addition of Koontz-Wagner’s engineered packaged control house solutions will expand our products portfolio to our current customers, and supports the global expansion into adjacent infrastructure products and services. The acquisition of TOG compliments our Consolidated Fabricators parts product line and establishes a growth platform for aftermarket energy parts sales and also expands our products portfolio to serve the steam turbine segment. The repair and replacement parts business provides a relatively stable revenue stream.

We funded the purchase price of the Koontz-Wagner acquisition and the TOG acquisition (together, the “2012 Acquisitions”) with cash on hand. The financial results of the 2012 Acquisitions have been included in our Products Division as of their respective acquisition dates.

Dividend and Stock Repurchases

In May 2012, our Board of Directors approved a dividend policy pursuant to which it plans to make, subject to subsequent declaration, quarterly dividends. The dividends declared during each of the second and third quarters of 2012 were $0.09 per share and dividends paid totaled $1.5 million in each of the second and third quarters of 2012.

Additionally, in May 2012, our Board of Directors authorized a program to repurchase up to two million shares of our common stock. During the nine months ended September 30, 2012, we repurchased 35,801 shares of common stock for $0.7 million under the repurchase program.

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

Business Outlook

Products:

Year-to-date operating results for our Products Division reflect higher shipment volumes compared to the prior year period primarily due to increased activity in the Middle East and the U.S. and incremental results associated with the 2012 Acquisitions. Proposal and bid activity for near-term original equipment manufacturer (“OEM”) projects declined during the third quarter of 2012 and indicated potential uncertainties in the market for product deliveries in the second half of 2013.

Our overall long-term outlook remains positive as demand increases for global power generation capacity additions, but has been affected by short-term headwinds resulting from continued macro-economic uncertainties and a slowing recovery in certain geographic markets. Natural gas power generation remains a less expensive and a lower emission alternative to coal-fired power generation, and we are in a strong position to take advantage of this once a sustainable recovery takes hold. Gross margins realized during the nine months ended September 30, 2012 were weaker than in 2011, primarily due to additional costs incurred for customer requirements on discrete projects that shipped in the third quarter. The higher costs are expected to be limited to these discrete projects.

In the third quarter of 2012, we also expanded our OEM offerings with the acquisition of Koontz-Wagner and our repair and replacement parts product line with the acquisition of TOG.

Services:

Within our Services Division, year-to-date revenue is lower primarily due to a reduction in refueling outage work at nuclear power plants in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 and the expiration of a contract during 2011. The impact of the year-over-year revenue declines has been partially offset by increased scope related to our participation on new build and re-start nuclear project sites in the U.S. Also, capital spending constraints and deferred maintenance requirements in response to lower electricity demand and a mild 2011 winter have negatively impacted revenue as some of our customers have reduced the scope of elective maintenance projects. Although we believe we have maintained market share during this period, we continue to see full scope engineering, procurement and construction firms and other niche companies seeking to expand into nuclear modification and maintenance services.

The U.S. Nuclear Regulatory Commission (“NRC”) has issued preliminary guidance related to certain modifications on the U.S. nuclear fleet, but the timing and scope of such modifications remain uncertain as U.S. utilities evaluate how these preliminary guidelines will apply to their nuclear sites. We do not anticipate earnings in 2012 from contract opportunities that may result from this guidance, but do anticipate some projects to materialize by the second half of 2013. Our margins realized during the nine months ended September 30, 2012 have improved from 2011 due to operational execution and efficient project management on capital projects.

Backlog:

Our backlog consists of firm orders or blanket authorizations from our customers. Backlog may vary significantly from reporting period to reporting period due to the timing of customer commitments. The time between receipt of an order and actual completion, or delivery, of our products varies from a few weeks, in the case of inventoried precision parts, to a year or more, in the case of custom designed gas turbine auxiliary and control house equipment and other major plant components. We add a booking to our backlog for Products Division orders when we receive a purchase order or other written contractual commitment from a customer. The maintenance services we provide through our Services Division are typically carried out under long-term contracts spanning several years. Upon signing a multi-year maintenance contract with a customer for services, we add to our backlog only the first twelve months of work that we expect to perform under the contract. Additional work that is not identified under the original contract is added to our backlog when we reach an agreement with the customer as to the scope and pricing of that additional work. Capital project awards are typically defined in terms of scope and pricing at the time of contractual commitment from the customer. Upon receipt of a customer commitment, capital project bookings are added to our backlog at full contract value regardless of the time frame anticipated to complete the project. Capital project bookings are removed from our backlog as work is performed and revenue is recognized, or until cancellation.

Backlog is not a measure defined by generally accepted accounting principles in the U.S., and our methodology for determining backlog may vary from the methodology used by other companies in determining their backlog amounts. Backlog may not be indicative of future operating results and projects in our backlog may be cancelled, modified or otherwise altered by our customers.

The following table shows our backlog, by division, as of the end of each of the last five quarters ($ in thousands):

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Products Backlog	$152,385	$136,058	$135,355	$130,614	$126,198
Services Backlog	301,916	266,451	199,412	213,433	213,647

Total	$454,301	$402,509	$334,767	$344,047	$339,845

Our Products Division backlog as of September 30, 2012 increased by $16.3 million from June 30, 2012 and increased by $26.2 million from September 30, 2011. We acquired approximately $24.0 million of this backlog through our 2012 Acquisitions. Excluding the 2012 Acquisitions, Products Division backlog decreased by $7.6 million from June 30, 2012. This decrease was primarily driven by quarterly shipments outpacing new orders. While we remain optimistic about future prospects for new natural gas-fired generation projects, quote and booking activity remains slower than the first half of 2012. Bookings for the quarter were heavily concentrated on projects destined for U.S. and Middle East projects. The Middle East remains active and bookings destined for U.S. projects increased during the third quarter of 2012. Booking from projects destined for Asia have returned to 2011 levels during the third quarter of 2012. Excluding the effects of the 2012 Acquisitions, the ratio of orders booked to orders shipped was 0.8-to-1 during the three months ended September 30, 2012 and 1.0-to-1 during the nine months ended September 30, 2012.

Our Services Division backlog as of September 30, 2012 increased by $35.5 million from June 30, 2012 and $88.3 million from September 30, 2011. The increase in backlog from June 30, 2012 was primarily due to scope expansion on multi-year new build and re-start nuclear project sites. The build in backlog from new project bookings more than offset the impact of lower backlog from our core maintenance and modification services due to customer budget constraints. Of the $301.9 million in backlog as of September 30, 2012, we expect an estimated $40.4 million to convert to revenue beyond 2013. The ratio of project awards added to backlog to services rendered was 1.6-to-1 during the three months ended September 30, 2012 and 1.5-to-1 during the nine months ended September 30, 2012.

Results of Operations

Our summary financial results during the three and nine months ended September 30, 2012 and 2011 were as follows ($ in thousands):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2012	2011	$	%	2012	2011	$	%
Products revenue	$47,995	$36,700	$11,295	30.8%	$113,681	$111,641	$2,040	1.8%
Services revenue	63,501	62,526	975	1.6%	196,955	230,196	(33,241)	-14.4%

Total revenue	111,496	99,226	12,270	12.4%	310,636	341,837	(31,201)	-9.1%
Cost of products revenue	39,196	27,472	11,724	42.7%	90,642	87,650	2,992	3.4%
Cost of services revenue	54,171	52,549	1,622	3.1%	168,381	199,862	(31,481)	-15.8%

Cost of revenue	93,367	80,021	13,346	16.7%	259,023	287,512	(28,489)	-9.9%
Gross profit	18,129	19,205	(1,076)	-5.6%	51,613	54,325	(2,712)	-5.0%
Gross profit percentage	16.3%	19.4%			16.6%	15.9%
Selling and administrative expenses	15,604	11,493	4,111	35.8%	44,340	36,063	8,277	23.0%
Reorganization expense	—	20	(20)	-100.0%	—	15	(15)	-100.0%

Operating income	2,525	7,692	(5,167)	-67.2%	7,273	18,247	(10,974)	-60.1%
Interest expense, net	94	270	(176)	-65.2%	1,365	844	521	61.7%
Other expense (income), net	169	(121)	290	-239.7%	162	(183)	345	-188.5%

Income from continuing operations before income tax	2,262	7,543	(5,281)	-70.0%	5,746	17,586	(11,840)	-67.3%
Income tax expense (benefit)	954	887	67	7.6%	2,583	(38,098)	40,681	-106.8%

Income from continuing operations	1,308	6,656	(5,348)	-80.3%	3,163	55,684	(52,521)	-94.3%

Discontinued operations:
Income from discontinued operations, net of tax	238	485	(247)	-50.9%	111	1,980	(1,869)	-94.4%
Gain on disposal, net of tax	—	11,326	(11,326)	-100.0%	—	11,326	(11,326)	-100.0%

Income from discontinued operations	238	11,811	(11,573)	-98.0%	111	13,306	(13,195)	-99.2%

Net income	$1,546	$18,467	$(16,921)	-91.6%	$3,274	$68,990	$(65,716)	-95.3%

Revenue

($ in thousands)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2012	2011	$	%	2012	2011	$	%
Products revenue	$47,995	$36,700	$11,295	30.8%	$113,681	$111,641	$2,040	1.8%
Services revenue	63,501	62,526	975	1.6%	196,955	230,196	(33,241)	-14.4%

Total	$111,496	$99,226	$12,270	12.4%	$310,636	$341,837	$(31,201)	-9.1%

Products Revenue.

The composition of our Products Division revenue varies from period to period based on our product mix, the strength of various geographic markets we serve and our ability to address those markets. The geographic dispersion of where products were shipped during the three and nine months ended September 30, 2012 and 2011 was as follows ($ in thousands):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2012	2011	$	%	2012	2011	$	%
United States	$14,598	$8,619	$5,979	69.4%	$31,417	$25,670	$5,747	22.4%
Canada	958	91	867	952.7%	2,397	5,766	(3,369)	-58.4%
Europe	3,111	1,587	1,524	96.0%	7,086	5,085	2,001	39.4%
Mexico	611	64	547	854.7%	4,357	3,611	746	20.7%
Asia	3,451	7,525	(4,074)	-54.1%	6,935	13,647	(6,712)	-49.2%
Middle East	22,673	11,866	10,807	91.1%	52,272	43,612	8,660	19.9%
South America	819	550	269	48.9%	6,559	7,560	(1,001)	-13.2%
Other	1,774	6,398	(4,624)	-72.3%	2,658	6,690	(4,032)	-60.3%

Total	$47,995	$36,700	$11,295	30.8%	$113,681	$111,641	$2,040	1.8%

The $11.3 million or 30.8% increase in Products Division revenue during the three months ended September 30, 2012, compared to the corresponding period in 2011, was primarily due to shipping of customer delayed shipments from the second quarter and incremental revenue of $5.0 million associated with the 2012 Acquisitions as compared to the three months ended September 30, 2011. During the three months ended September 30, 2012, $15.6 million of the $16.9 million of project shipments delayed in the second quarter of 2012 were shipped in the third quarter of 2012. Including the 2012 Acquisitions, project delivery dates that were delayed as of September 30, 2012 totaled approximately $12.2 million.

Project delivery dates often change after a project is added to our backlog due to project site logistics or customer driven change orders among other reasons including transportation logistics. Our revenue during the three months ended September 30, 2012 was concentrated in the Middle East as our backlog was concentrated with orders destined for Middle East projects as of June 30, 2012.

The $2.0 million or 1.8% increase in Products Division revenue during the nine months ended September 30, 2012, compared to the corresponding period in 2011, was primarily due to incremental revenue of $5.0 million associated with the 2012 Acquisitions as compared to the nine months ended September 30, 2011. Negatively impacting current year revenue were delays in shipments of projects. Including the 2012 Acquisitions, project delivery dates that were delayed as of September 30, 2012 totaled approximately $12.2 million.

Services Revenue.

The composition of our Services Division revenue varies from period to period based on contract mix (cost plus versus fixed price and capital versus maintenance) and the number and scope of outages under our evergreen maintenance contracts.

The increase in Services Division revenue of $1.0 million or 1.6% during the three months ended September 30, 2012, compared to the corresponding period in 2011, resulted primarily from $13.5 million from new capital project work and $3.4 million from construction support work at new build and re-start nuclear reactor sites. This increase was largely offset by a reduction of $15.9 million due to the deferral of maintenance services and capital budget reductions by existing customers in response to lower electricity demand.

The decrease in Services Division revenue of $33.2 million or 14.4% during the nine months ended September 30, 2012, compared to the corresponding period in 2011, resulted from an approximate $17.3 million in net revenue reduction from outage work in the nine months ended September 30, 2011 as compared to the same period in 2011. The decline in outage work is primarily related to decreases in scope due to customer spending constraints. In addition, $27.5 million of the lower revenue was attributable to work performed in the prior year under a contract that has since expired. The impact of these volume reductions was partially offset by approximately $13.8 million from construction support work at new build and re-start nuclear reactor sites.

Gross Profit / Margin %

($ in thousands)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2012	2011	$	%	2012	2011	$	%
Gross Profit - Products	$8,799	$9,228	$(429)	-4.6%	$23,039	$23,991	$(952)	-4.0%
Gross Margin %	18.3%	25.1%			20.3%	21.5%
Gross Profit - Services	$9,330	$9,977	$(647)	-6.5%	$28,574	$30,334	$(1,760)	-5.8%
Gross Margin %	14.7%	16.0%			14.5%	13.2%

Total Gross Profit	$18,129	$19,205	$(1,076)	-5.6%	$51,613	$54,325	$(2,712)	-5.0%

Gross Margin %	16.3%	19.4%			16.6%	15.9%

Products.

The decrease in Products Division gross profit during the three months ended September 30, 2012 of $0.4 million compared to the corresponding periods in 2011, was the result of decreases in realized gross margin percentage. The impact of the decrease in gross margin percentage of $3.3 million was primarily due to additional costs incurred for customer requirements on discrete projects and products that shipped during the quarter at lower margins in 2012 as compared to shipments in the corresponding period in 2011, which resulted in lower gross profit. Included in the gross margin percentage decrease were warranty costs of $0.9 million and unfavorable absorption related to expansion for our parts manufacturing capacity. The effects of the gross margin percentage decreases were partially offset by current quarter revenue increases as described above. Excluding the effects of the 2012 Acquisitions, the impact of the higher volumes on gross profit during the three months ended September 30, 2012 as compared to the corresponding period in 2011 was approximately $1.6 million.

The decrease in Products Division gross profit during the nine months ended September 30, 2012 of $1.0 million compared to the corresponding periods in 2011, was primarily due to decreases in realized gross margin percentage. Contributing to the decrease in gross margin percentage were warranty costs of $1.5 million and unfavorable absorption related to expansion for our parts manufacturing capacity. The effects of the gross margin decreases were partially offset by current year revenue increases associated with the 2012 Acquisitions.

Services.

The decrease in Services Division gross profit during the three months ended September 30, 2012 of $0.6 million compared to the corresponding period in 2011, was primarily due to decreases in realized gross margin percentage primarily due to $1.4 million of increased costs on a fixed price contract which was partially offset by a $1.1 million favorable insurance retention reserve adjustment based on an updated actuarial estimate due to continued improvements in our safety record as well as higher margin rates on new capital project work.

The decrease in Services Division gross profit during the nine months ended September 30, 2012 of $1.8 million compared to the corresponding period in 2011, was primarily due to decreases in revenue, which impacted gross profit dollars by approximately $4.4 million and $1.4 million of increased costs on a fixed price contract. The effect of the volume reduction and increased costs was partially offset by an increase in gross margin percentage primarily due to improved operational execution, efficient project management on capital projects in 2012 and a $1.1 million favorable insurance retention reserve adjustment based on an updated actuarial estimate due to continued improvements in our safety record.

Selling and Administrative Expenses

($ in thousands)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2012	2011	$	%	2012	2011	$	%
Selling and administrative expenses	$15,604	$11,493	$4,111	35.8%	$44,340	$36,063	$8,277	23.0%

Consolidated selling and administrative expenses include the costs associated with conducting our business, including general management, compensation and benefits of employees that are not direct costs of active projects, officers and directors, legal and professional fees and other general expenses.

Consolidated selling and administrative expenses increased by $4.1 million during the three months ended September 30, 2012 as compared to the corresponding period in 2011. This increase was impacted by $1.9 million in transaction costs related to the 2012 Acquisitions and $0.8 million in incremental expenses associated with the acquired companies, including $0.4 million of intangible amortization expense. In addition, selling and administrative expenses during the third quarter of 2011 were favorably impacted by $0.8 million of legal and professional fees considered part of discontinued operations. The remaining increases in selling and administrative costs were primarily due to expanded business development efforts and integration costs associated with the 2012 Acquisitions. These increases were partially offset by $1.1 million of reduced stock compensation expense primarily for performance awards no longer deemed probable to vest and the acceleration of expense in the second quarter of 2012 effectively lowering third quarter 2012 expense.

Consolidated selling and administrative expenses increased by $8.3 million during the nine months ended September 30, 2012 as compared to the corresponding period in 2011. The increase was primarily due to $1.9 million in transactions costs along with $0.8 million in incremental expenses associated with the 2012 Acquisitions, including $0.4 million of intangible amortization expense. Also impacting the increase was $1.0 million in expenses related to CEO transition costs as well as a $1.2 million increase in legal and professional fees for mergers and acquisition work, tax compliance, integration of acquired businesses and other projects. Additionally, we incurred $0.8 million related to the Enterprise Resource Planning (“ERP”) system implementation and $0.5 million of organic growth initiatives within our Products Division. Higher wages and benefits for the effect of a full nine months of a fully staffed corporate management team and separate facility cost also contributed to the increase in 2012.

Operating Income (Loss)

($ in thousands)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2012	2011	$	%	2012	2011	$	%
Operating (Loss) Income - Products	$(977)	$3,653	$(4,630)	-126.7%	$(580)	$6,206	$(6,786)	-109.3%
Operating Income - Services	3,502	4,039	(537)	-13.3%	7,853	12,041	(4,188)	-34.8%

Total	$2,525	$7,692	$(5,167)	-67.2%	$7,273	$18,247	$(10,974)	-60.1%

Operating income is the resulting sum of our gross profit less selling and administrative expenses. All selling and administrative expenses incurred at the corporate level are systematically charged to the reportable segments consistent with our segment disclosures.

Products.

Products Division operating loss of $1.0 million during the three months ended September 30, 2012 decreased $4.6 million or 126.7% compared to operating income of $3.6 million during the corresponding period in 2011. Operating margins were negative 2.0% and positive 10.0% during the three months ended September 30, 2012 and 2011, respectively. The decrease was primarily due to $1.9 million of transactions costs from the 2012 Acquisitions accounted for in the Products Division. Also impacting the decrease was higher costs incurred for customer requirements on discrete projects and products that shipped during the quarter at lower margins in 2012 as compared to shipments in the corresponding period in 2011 as well as additional expenses related to the ERP system implementation incurred during the three months ended September 30, 2012. Additionally, allocation to the Products Division of its proportionate share of corporate selling and administrative expenses increased by approximately $0.9 million.

Products Division operating loss of $0.6 million during the nine months ended September 30, 2012 decreased $6.8 million or 109.3% compared to operating income of $6.2 million during the corresponding period in 2011. Operating margins were negative 0.5% and positive 5.6% during the nine months ended September 30, 2012 and 2011, respectively. The decrease was primarily due to $1.9 million of transactions costs from the 2012 Acquisitions accounted for in the Products Division. Also impacting the decrease was higher costs incurred for customer requirements on discrete projects and products that shipped during the quarter at lower margins in 2012 as compared to shipments in the corresponding period in 2011 as well as additional expenses related to the ERP system implementation incurred during the three months ended September 30, 2012. Additionally, allocation to the Products Division of its proportionate share of corporate selling and administrative expenses increased by approximately $0.8 million, which was driven by higher corporate costs impacted by CEO transition costs and higher mergers and acquisitions fees and expenses.

Services.

Services Division operating income of $3.5 million during the three months ended September 30, 2012 decreased $0.5 million or 13.1% compared to operating income of $4.0 million during the corresponding period in 2011. Operating margins were 5.5% and 6.5% during the three months ended September 30, 2012 and 2011, respectively. The decrease was primarily due to reduced gross profit of $0.6 million as discussed above. Additionally, allocation to the Services Division of its proportionate share of corporate selling and administrative expenses increased by approximately $0.5 million.

Services Division operating income of $7.9 million during the nine months ended September 30, 2012 decreased $4.2 million or 34.7% compared to operating income of $12.0 million during the corresponding period in 2011. Operating margins were 4.0% and 5.2% during the nine months ended September 30, 2012 and 2011, respectively. The decrease was primarily due to reduced gross profit of $1.8 million stemming primarily from declining plant outage work including the impact of a contract expiration. Additionally, allocation to the Services Division of its proportionate share of corporate selling and administrative expenses increased by approximately $2.2 million, which was driven by higher corporate costs impacted by CEO transition costs and higher mergers and acquisitions fees and expenses.

Interest Expense, net

($ in thousands)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2012	2011	$	%	2012	2011	$	%
Interest expense, net	$94	$270	$(176)	-65.2%	$1,365	$844	$521	61.7%

Interest expense, net consists of interest on outstanding letters of credit, interest on our unused commitment and amortization of debt issuance costs offset by interest income earned on cash balances.

Interest expense, net decreased $0.2 million or 65.2% during the three months ended September 30, 2012, compared to the corresponding period in 2011. The decrease was due to a $0.1 million reduction in amortization of debt issuance costs and lower rates on our unused commitments and outstanding letters of credit.

Interest expense, net increased $0.5 million or 61.7% during the nine months ended September 30, 2012, compared to the corresponding period in 2011. The increase was primarily attributable to extinguishing our Previous Credit Facility, resulting in a $1.1 million charge to write-off the remaining portion of unamortized debt issuance costs. The increase was partially offset by $0.3 million in reduced amortization of debt issuance costs as well as lower interest expense of $0.2 million during 2012 due to lower rates on our unused commitments and outstanding letters of credit.

Other Expense (Income), net

($ in thousands)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2012	2011	$	%	2012	2011	$	%
Other expense (income), net	$169	$(121)	$290	-239.7%	$162	$(183)	$345	-188.5%

The increase in other expense, net during the three and nine months ended September 30, 2012 compared to the corresponding periods in 2011, was primarily due to the impact of remeasuring U.S. dollars held in Europe to the functional Euro currency. We did not have a U.S. dollar cash balance in Europe during 2011.

Income Tax Expense (Benefit)

($ in thousands)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2012	2011	$	%	2012	2011	$	%
Income tax expense (benefit)	$954	$887	$67	7.6%	$2,583	$(38,098)	$40,681	-106.8%

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

During the three months ended September 30, 2012, our income tax provision for continuing operations was $1.0 million, or 42.2% of pre-tax income, compared to $0.9 million, or 11.8% of pre-tax income, in the corresponding period for 2011. The increase in our effective tax rate was primarily due to 2011 valuation allowance releases that removed the majority of valuation allowances related to U.S. federal and state net operating loss carryforwards partially offset by low income during the third quarter. The effective tax rate in 2012 differs from the statutory rate due to U.S. state income taxes, non-deductible expenses and other permanent differences.

During the nine months ended September 30, 2012, our income tax provision for continuing operations was $2.6 million, or 45.0% of pre-tax income, compared to an income tax benefit of $38.1 million, or -216.6% of pre-tax income, in the corresponding period for 2011. The increase in our effective tax rate was primarily due to 2011 valuation allowance releases that removed the majority of valuation allowances related to U.S. federal and state net operating loss carryforwards partially offset by low income during the nine months ended September 30, 2012. The effective tax rate in 2012 differs from the statutory rate due to U.S. state income taxes, non-deductible expenses and other permanent differences.

In the third quarter of 2011, we assessed our valuation allowances against deferred tax assets for intangible assets, accruals and U.S. net operating loss (“NOL”) carryforwards in accordance with Accounting Standards Codification 740 – Income Taxes (“ASC 740”). Management’s assessment included consideration of all available positive and negative evidence including, among other evidence, the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), recent utilization of NOL carryforwards, historical operating income, projected future taxable income, customer concentration, tight credit markets, and tax planning strategies. Based on results of the assessment, we determined that it was more likely than not that the U.S. NOL carryforwards were realizable based on the guidance provided in ASC 740. Because the U.S. NOL carryforwards are expected to be realized due to current year and future year’s income, only the portion attributable to future year’s income was released as a discrete event during the third quarter of 2011. We recognized a non-recurring, non-cash tax benefit in the second quarter of 2011 for continuing operations of $40.0 million related to the release of valuation allowances as of September 30, 2011. Additionally, we increased valuation allowances in the third quarter of 2011 by $0.5 million for state NOL modifications.

As of September 30, 2012, we would need to generate approximately $93.3 million of future financial taxable income to realize our deferred tax assets.

Income from Discontinued Operations

($ in thousands)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2012	2011	$	%	2012	2011	$	%
Income from discontinued operations	$238	$11,811	$(11,573)	-98.4%	$111	$13,306	$(13,195)	-99.5%

Income from discontinued operations during the three and nine months ended September 30, 2012 and 2011 were fully comprised of the Deltak business unit, divested on August 31, 2011. Income from discontinued operations in 2012 consisted primarily of the expiration of warranty periods partially offset by costs incurred on the winddown of in-process contracts and legal and professional fee expenses.

Liquidity and Capital Resources

Overview

As of September 30, 2012, our unrestricted cash and cash equivalents totaled $33.7 million, comprised of $8.0 million of U.S. cash and $25.7 million of non-U.S. cash. The decrease in unrestricted cash and cash equivalents of approximately $65.8 million from December 31, 2011, was impacted by the $44.1 million of cash used to fund the 2012 Acquisitions. In addition to the cash used in investing activities, our cash used in operating activities was $10.6 million, which was negatively affected by delayed shipping and billing on Products Division projects. Furthermore, we distributed $3.1 million of cash on dividends and $0.7 million on share repurchases. In addition to our unrestricted cash and cash equivalents, the amount available under our New Credit Facility was $70.7 million.

Cash generated by operations and borrowings available under our New Credit Facility represent our primary sources of short-term liquidity. We believe our existing cash and cash equivalents, cash flow from operations and our available borrowings will be adequate to satisfy our working capital needs, general corporate purposes, capital expenditures, interest payments on our unused borrowing capacity, common stock repurchases, dividends on our common stock and other liquidity requirements associated with our existing operations over the next 12 months. Additionally, we may use U.S. or non-U.S. cash on hand or may borrow against our New Credit Facility to support growth initiatives either organically or through additional acquisitions of complementary businesses.

Included in our total unrestricted cash and cash equivalents was approximately $25.7 million maintained in our non-U.S. operations and subsidiaries. In general, these resources are not available to fund our U.S. operations unless the funds are repatriated to the U.S., which would expose us to taxes we presently have not accrued in our results of operations. We presently have no plans to repatriate these funds to the U.S. as we believe the liquidity generated by our U.S. operations and our unused borrowing capacity are sufficient to meet the cash requirements of our U.S. operations.

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

Short-term Restricted Cash

In accordance with the Deltak sale agreement, we set aside $7.0 million in escrow as a funding mechanism for settlement of warranty claims and other possible contractual claims. As of September 30, 2012, the escrow balances were recorded in the accompanying consolidated balance sheet as short-term restricted cash of $3.1 million and long-term restricted cash, included in other assets, of $3.9 million. The short-term restricted cash that was due for release on August 31, 2012, remains in escrow due to claims asserted by the Deltak buyer during the third quarter of 2012. The timing of the receipt of escrow funds due to us is contingent on the resolution of the Deltak buyer claims. See Note 8 – Commitments and Contingencies to these condensed consolidated financial statements for more information regarding the claims.

Dividend and Stock Repurchases

In May 2012, our Board of Directors approved a dividend policy related to our common stock. The dividends declared during each of the second and third quarters of 2012 were $0.09 per share and dividends paid totaled $1.5 million in each of the second and third quarters of 2012. We anticipate the cash used for future dividends and the repurchase program will come from current U.S. cash and from on-going U.S. operating activities and the cash generated from such activities. The timing and amounts of any future dividends are subject to determination and approval by our Board of Directors.

Additionally, in May 2012, our Board of Directors authorized a program to repurchase up to two million shares of our common stock until the earlier of June 30, 2014 or a determination by the Board of Directors to discontinue the repurchase program. The repurchase program does not obligate us to acquire any specific number of shares. Through September 30, 2012, we have repurchased 35,801 shares for an aggregate cost of approximately $0.7 million since the inception of the repurchase program announced on June 1, 2012. At September 30, 2012, we had 1,964,199 shares remaining to be repurchased under the current authorization.

Changes in cash and cash equivalents during the nine months ended September 30, 2012 and 2011 were as follows ($ in thousands):

	Nine Months Ended September 30,
	2012	2011
Statement of cash flow data:
Cash flows (used in) provided by:
Operating activities	$(10,644)	$17,179
Investing activities	(47,361)	17,633
Financing activities	(7,725)	(2,975)
Effect of exchange rate changes on cash	(30)	902

Change in cash and cash equivalents	$(65,760)	$32,739

2012 as compared to 2011

Operating Activities

Cash flows used in operating activities during the nine months ended September 30, 2012 was $10.6 million and was impacted by the following:

•

Net income of $3.2 million, adjusted by non-cash expenses of $4.6 million for stock-based compensation, $1.9 million of depreciation and amortization on plant, property and equipment and intangible assets and $1.2 million of amortization of deferred financing costs.

•	Net accounts receivable increased by $6.7 million reducing operating cash flows. This change included unfavorable contributions from both our Products and Services Divisions.

•	A decrease in cash of $2.9 million due to higher on-hand inventory levels and a higher level of project activity in the Products Division.

•

A decrease in cash due to a total of $20.2 million of additional working capital deployed (the sum of the changes in costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings) to jobs in progress as of September 30, 2012. This change was primarily driven by a higher level of project activity in our Products Division and also impacted by the timing of billings in our Services Division.

•

An increase in cash from accounts payable of $5.7 million due to the favorable timing of disbursements. This was primarily driven by the Products Division as payables at September 30, 2012 were incurred related to the large volume of projects in progress during the year.

•	An increase in cash of $4.3 million for accrued and other liabilities primarily due to month-end payroll cut off dates.

Cash flows provided by operating activities during the nine months ended September 30, 2011 of $17.2 million was impacted by the following:

•

Net income of $69.0 million, reduced by approximately $33.1 million increase in net deferred income taxes (which was impacted by the valuation allowance release) as well as the $17.3 million pre-tax gain on the Deltak sale. Offsetting the impact of the valuation allowance release and pre-tax gain on the Deltak sale were non-cash expenses of $4.7 million for stock-based compensation and $1.9 million of depreciation and amortization on plant, property and equipment and intangible assets.

•

Net accounts receivable decreased by $6.4 million contributing higher operating cash flows. The positive cash flows were the result of collections by the Services Division, partially offset by an increase in accounts receivable in our Products Division.

•	A decrease in cash of $1.5 million due to higher on-hand inventory levels and a higher level of project activity in the Products Division.

•

A decrease in cash due to a total of $5.6 million of additional working capital deployed (as defined above) to jobs in progress as of September 30, 2011. This change was primarily driven by increases in project activity within the Products Division.

•

A decrease in cash from accounts payable of $2.9 million due to the unfavorable timing of disbursements. This was primarily driven by the Services Division as payables at December 31, 2010 related to the large capital project were disbursed in 2011.

•

A decrease in cash from accrued and other liabilities of $3.6 million due to a use of cash of $2.7 million from the timing of annual bonus payments and month-end payroll cut off dates, partially offset by an increase in legal and professional fees of $0.7 million that were accrued but not paid as of September 30, 2011.

Investing Activities

Cash flows used in investing activities of $47.4 million during the nine months ended September 30, 2012 consisted primarily of $44.1 million of cash paid for the 2012 Acquisitions.

Cash flows provided by investing activities of $17.6 million during the nine months ended September 30, 2011 consisted primarily of $19.4 million of cash proceeds from the sale of the Deltak business unit in the third quarter of 2011.

Financing Activities

Cash flows used in financing activities of $7.7 million during the nine months ended September 30, 2012 consisted primarily of cash expenditures of $3.1 million related to cash dividends paid in the second and third quarter of 2012, $3.0 million of cash paid for the repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation, $0.9 million for costs associated with the issuance of our New Credit Facility and $0.7 million of cash utilized to repurchase shares.

Cash flows used in financing activities of $3.0 million during the nine months ended September 30, 2011 consisted primarily of cash expenditures of $3.0 million for the repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation.

Effect of Exchange Rate Changes on Cash

The exchange rate changes on cash had a de minimus impact during the nine months ended September 30, 2012. The effect of exchange rate changes increased cash by $0.9 million during the nine months ended September 30, 2011. This increase was primarily driven by the strengthening of the Euro against the U.S. Dollar from December 31, 2010 to September 30, 2011.

Discontinued Operations

Cash flows used in operating activities during the nine months ended September 30, 2012 included operating cash flows provided by discontinued operations of $0.3 million. During the nine months ended September 30, 2011, operating cash flows provided by discontinued operations were $0.6 million.

Financing

Credit Facilities. On February 21, 2012, we extinguished our Previous Credit Facility and entered into a New Credit Facility. The New Credit Facility allows for borrowings up to $100 million, with an accordion feature for up to $50 million of additional borrowing capacity. The facility has a letter of credit sublimit of $75 million and provides access to multi-currency funds. The New Credit Facility has a maturity date of February 21, 2017. As of September 30, 2012, we had no debt outstanding.

The New Credit Facility, while structured to support strategic growth initiatives and provide flexibility regarding return on capital alternatives, includes affirmative and negative covenants, including customary limitations on securing additional debt and liens and restrictions on transactions and payments, as well as financial covenants relating to our consolidated leverage ratio and consolidated interest coverage ratio. If we fail to comply with the restrictions in the New Credit Facility, we will be in default and the participating banks may restrict our ability to borrow additional funds under the New Credit Facility, require that we immediately repay all outstanding loans with interest and require the cash collateralization of outstanding letter of credit obligations. We have given a first priority lien on substantially all of our assets as security for the New Credit Facility. As of September 30, 2012, we were in compliance with all covenants under the New Credit Facility.

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

As of September 30, 2012, we had a contingent liability for issued and outstanding letters of credit, generally issued to secure performance on customer contracts. As of September 30, 2012, the balance of letters of credit totaled approximately $16.1 million for the U.S. entities and $13.3 million for non-U.S. entities. Currently, there are no amounts drawn upon these letters of credit. In addition, as of September 30, 2012, we had outstanding surety bonds on projects of approximately $22.4 million. Our subsidiaries provide financial guarantees for certain contractual obligations in the ordinary course of business. As of September 30, 2012, we had $17.1 million of subsidiary company financial guarantees outstanding.

Critical Accounting Policies and Estimates

Our condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. Preparation of these statements requires management to make judgments and estimates. Item 7 of Part II of the Form 10-K, addressed the accounting policies and related estimates that we believed were the most critical to understanding our consolidated financial statements, financial condition and results of operations and those that require management judgment and assumptions, or involve uncertainties. We did not have a significant change to the application of our critical accounting policies and estimates during the first nine months of 2012. The following section provides certain information with respect to our critical accounting policies as of the close of our most recent quarterly period.

Revenue Recognition: We are organized in two major segments: the Products Division and the Services Division. Substantially all of our revenues within the Products Division are derived from fixed-priced contracts. Within the Services Division, we enter into a variety of contract structures including cost plus reimbursements, time and material contracts and fixed-price contracts. The determination of the contract structure within the Services Division is based on the scope of work, complexity and project length and customer preference. We expense pre-contract costs as incurred. Change orders are included in total estimated contract revenue when they can be reliably estimated and it is probable that the adjustment will be approved by the customer or realized. Costs related to change orders are recognized when they are incurred. Revenue for gas turbine auxiliary and control house equipment is recognized on the completed contract method, typically when the unit is delivered and title and risk of loss have transferred to the customer. Revenues for the Selective Catalytic Emission Reduction (“SCR”) product line in the Products Division and the fixed-price contracts in the Services Division are recognized on the percentage-of-completion method.

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

Products Division revenue for gas turbine auxiliary and control house equipment is recognized on the completed contract method, typically when the unit is shipped. Certain of these contracts specify separate delivery dates of individual equipment units or require customer acceptance of a product. In circumstances where separate delivery dates of individual equipment units exist, we recognize revenue when the customer assumes the risk of loss and title for the equipment and the unit has shipped, which is generally the date the unit is shipped, and costs previously deferred are charged to expense. In circumstances where the contract requires customer acceptance of a product in addition to transfer of title and risk of loss to the customer, revenue is either recognized (i) upon shipment when we are able to demonstrate that the customer specific objective criteria have been met or (ii) upon customer acceptance. Once title and risk of loss have transferred and, where applicable, customer acceptance is complete, we have no further performance obligations. Our SCR product line follows percentage-of-completion method based on cost-to-cost input measures. Regardless of contract provisions, we require that the customer assumes risk of loss and title, and the installation is operating according to specifications or is an uninstalled unit that has been accepted by the customer for revenue to be recognized. Changes in job performance, job conditions, estimated profitability, final contract settlements and resolution of claims may result in revisions to job costs and income amounts that are different than amounts originally estimated.

Cost plus and time and material contracts represent the majority of the contracts in the Service Division. For these contract types, we recognize revenue when services are performed based upon an agreed-upon price for the completed services or based upon the hours incurred and agreed-upon hourly rates. Some of our contracts include provisions that adjust contract revenues for safety, schedule or other performance measures. On cost reimbursable contracts, revenue is recognized as costs are incurred and includes applicable mark up earned through the date services are provided. Fixed price contracts are recognized under the percentage-of-completion method using cost-to-cost measures. Occasionally, we may exclude certain costs from the cost-to-cost method such as significant costs for materials or subcontractors if the exclusion of such costs would result in a more meaningful measurement of actual progress towards completion of the contract.

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

New Accounting Pronouncements

For a discussion of the new accounting pronouncements, see Note 2 to our condensed consolidated financial statements included in this Form 10-Q and Item 7 of Part II of the Form 10-K.

Contractual Obligations

There have been no material changes to the table of contractual obligations presented in the Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We may be exposed to market risk through changes in interest rates and foreign currency exchange fluctuations. We have established policies to monitor and control these market risks.

Foreign Exchange Rate Risk. We operate in a number of international areas and are involved in transactions denominated in currencies other than the U.S. Dollar, which exposes us to foreign currency exchange rate risk. We have from time-to-time used derivative instruments to hedge our foreign currency transactions. We did not enter into any such instruments as of or during the three and nine months ended September 30, 2012. We do not hold or issue foreign currency forward contracts, option contracts or other derivative financial instruments for speculative purposes.

Interest Rate Risk. Our primary market risk exposure is volatility of interest rates, primarily in the U.S. We manage interest rates through the use of a combination of fixed and floating rate debt and interest rate swap agreements. We are subject to interest rate changes on our LIBOR-based variable interest under our New Credit Facility. As of September 30, 2012, we had no outstanding borrowings on our New Credit Facility and have not borrowed funds since the November 2010 payoff of the term loan on our Previous Credit Facility.

Interest Rate Sensitivity. Based on the absence of any borrowings as of September 30, 2012, a 50 basis point fluctuation in short-term interest rates would have a de minimis impact on our expected pre-tax income on an annual basis.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

During the third quarter of 2012, we acquired Koontz-Wagner and TOG, (see Note 3 - Acquisitions to these condensed consolidated financial statements), which, in the aggregate, represented 16.7% of our total assets as of September 30, 2012. We are in the process of fully integrating Koontz-Wagner and TOG into our internal controls over financial reporting and, in reliance on interpretive guidance issued by the SEC staff, disclosure of changes in internal control over financial reporting related to Koontz-Wagner and TOG have been excluded. Otherwise, there were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The information set forth under Note 8 – Commitments and Contingencies, in Item 1 of Part I of this Quarterly Report on Form 10-Q, is incorporated herein by reference.

Item 1A.	Risk Factors.

There were no material changes to our risk factors from those reported in Part I, Item 1A, of the Form 10-K and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table presents information regarding our repurchases of shares of our common stock on a monthly basis during the third quarter of 2012.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan (2)
July 1, 2012 through July 31, 2012	—	$—	—	2,000,000
August 1, 2012 through August 31, 2012	444	20.11	1,703	1,998,297
September 1, 2012 through September 30, 2012	—	—	34,098	1,964,199

Total	444	$20.11	35,801	1,964,199

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit	Description

10.1	Form of Global Power Equipment Group Inc. Restricted Shares Award Agreement. * +

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

Exhibit	Description

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Indicates a management contract or compensatory plan or arrangement.
+	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL POWER EQUIPMENT GROUP INC.

Date: November 8, 2012	By:	/s/ William G. Evans
William G. Evans,
Vice President and Chief Accounting Officer As a duly authorized officer of the Registrant and as principal accounting officer.