Form 10-K
period 2012-12-31
GLOBAL POWER EQUIPMENT GROUP INC.
filed 2013-03-07
CIK 1136294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

As of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, 16,541,402 shares of our publicly traded common stock held by non-affiliates were outstanding with an aggregate market value of approximately $361 million (based upon the closing price on the NASDAQ Stock Market on June 29, 2012 of $21.84 per share).

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of March 4, 2013, there were 16,831,129 shares of common stock of Global Power Equipment Group Inc. outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of the Form 10-K to the extent stated herein. The Proxy Statement or an amended report on Form 10-K will be filed within 120 days of the registrant’s year ended December 31, 2012.

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

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above, as well as those discussed under “Item 1A—Risk Factors” in this Annual Report on Form 10-K. Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise and we caution you not to rely upon them unduly.

Part I

Item 1. Business.

Overview

Global Power Equipment Group Inc. (“Global Power,” “we,” “us” or “our”) is a comprehensive provider of power generation equipment and modification and maintenance services for customers in the United States (“U.S.”) and international energy, power infrastructure and service industries.

We design, engineer and manufacture a comprehensive range of gas turbine auxiliary equipment and control houses primarily used to enhance the efficiency and facilitate the operation of gas turbine power plants as well as for other industrial, energy and power-related applications. With a strong competitive position in our product lines, we benefit from a large installed base of equipment throughout the world.

We provide on-site specialty modification and maintenance services, outage management, facility upgrade services, specialty maintenance and other industrial services to nuclear, fossil-fuel and hydroelectric power plants and other industrial operations in the U.S. We have the capability to combine our services and equipment resources to offer turn-key solutions for aftermarket repair applications for the North American gas turbine power generation, process and cogeneration markets.

Through predecessor entities, we have over 49 years of experience providing custom engineered products that are critical for the operation of gas turbine power plants and more than 31 years of experience providing complex outage shutdown services to operators of nuclear power plants as well as other industrial maintenance services.

We use the Braden, Consolidated Fabricators, Williams, Koontz-Wagner and TOG Manufacturing trade names and the logos for each of those business units and for Global Power Equipment Group Inc. These trade names and logos are the property of Global Power. Product names and company programs appearing throughout in italics are trademarks of Global Power. This Annual Report on Form 10-K also may refer to brand names, trademarks, service marks and trade names of other companies and organizations, and these brand names, trademarks, service marks and trade names are the property of their respective owners.

Global Power Equipment Group Inc. and all of its U.S. subsidiaries filed voluntary Chapter 11 petitions under the U.S. Bankruptcy Code on September 28, 2006. We successfully exited Chapter 11 on January 22, 2008 pursuant to an approved Plan of Reorganization. For discussion regarding our emergence from bankruptcy, see below in this Item 1 under the heading “Corporate History.”

2012 Acquisitions

On July 30, 2012, we acquired Koontz-Wagner Custom Controls Holdings LLC (“Koontz-Wagner”), a leading manufacturer and integrator of engineered packaged control house solutions for the energy, oil & gas, and electrical industries. The aggregate acquisition price consisted of $32.4 million in cash, of which $31.6 million was paid in the third quarter 2012 and $0.8 million was paid in the fourth quarter 2012. On September 5, 2012, we acquired TOG Holdings, Inc., together with its subsidiary, TOG Manufacturing Company, Inc. (“TOG”), a precision machined metal and alloy parts provider to original equipment manufacturers for the steam and natural gas turbine power generation market. We paid $12.2 million in cash. Additionally, the TOG net assets acquired included $0.1 million of cash.

The addition of Koontz-Wagner’s engineered packaged control house solutions expanded our products portfolio to our current customers, and supports the global expansion into adjacent markets such as oil and gas pipelines. The acquisition of TOG expanded our products portfolio to serve the steam turbine segment and, combined with our Consolidated Fabricators business unit established a growth platform for aftermarket energy parts sales. The TOG repair and replacement parts business provides a relatively stable revenue stream.

We funded the purchase of the Koontz-Wagner acquisition and the TOG acquisition (together, the “2012 Acquisitions”) with cash on hand. The financial results of the 2012 Acquisitions have been included in our Products Division as of their respective acquisition dates.

Dividend and Stock Repurchases

In May 2012, our Board of Directors approved a dividend policy pursuant to which it declared quarterly dividends in 2012. The dividends declared during each of the second, third and fourth quarters of 2012 were $0.09 per share and dividends paid totaled approximately $1.5 million in each of the second, third and fourth quarters of 2012.

Additionally, in May 2012, our Board of Directors authorized a program to repurchase up to two million shares of our common stock. The repurchase program is effective through June 30, 2014. During the year ended December 31, 2012, we repurchased 421,731 shares of common stock for $6.8 million.

Revolving Credit Facility

On February 21, 2012, we extinguished our previous $150 million Credit Facility (“Previous Credit Facility”) and entered into a new $100 million Credit Facility (“Revolving Credit Facility”). The Revolving Credit Facility allows for borrowings up to $100 million, with an accordion feature for up to $50 million of additional borrowing capacity. The Revolving Credit Facility has a letter of credit sublimit of $75 million and provides access to multi-currency funds. The Revolving Credit Facility has a maturity date of February 21, 2017.

Sale of Deltak Assets

On August 31, 2011, we sold substantially all of the operating assets of our Deltak L.L.C. (“Deltak”) business unit, which was part of our Products Division, to Hamon Corporation, a subsidiary of Hamon & Compagnie International SA, (“Hamon”) for $31.0 million in cash, less a $4.9 million working capital adjustment. We have reclassified the historical results of operations of our Deltak business unit to discontinued operations for all periods presented. Unless noted otherwise, the discussion and analysis that follows relates to our continuing operations only.

Business Segments

We operate through two business segments that we refer to as our Products Division and our Services Division. Through our Products Division, we design, engineer and manufacture products worldwide for the gas turbine power generation, energy and process industries. Through our Services Division, we provide industrial services, focusing on specialty services, outage management and facility upgrade services for nuclear, fossil-fuel and hydroelectric power facilities and other heavy industrial plants.

For detailed financial information and geographical sales information regarding each segment, see Part II, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 18—Segment Information included in our consolidated financial statements beginning on page F-1.

Market Overview

Gas Turbine Power Generation, Process and Cogeneration Market. All gas turbine power plants combine a gas turbine with a generator to produce electricity. In a simple cycle gas turbine plant, the hot exhaust coming out of the gas turbine is vented to the atmosphere through an exhaust stack. In a combined cycle plant, the hot exhaust coming out of the gas turbine is fed into a heat recovery steam generator (commonly referred to as an “HRSG”); the HRSG captures much of the heat from the gas turbine exhaust to generate steam, which in turn is used to power a steam turbine and generate more electricity before the exhaust is vented into the atmosphere. We manufacture products that are critical components of both simple cycle and combined cycle plants, including filter houses, inlet and exhaust systems and turbine and generator components. We also engineer and manufacture specialized diverter dampers that are used in some combined cycle plants between the gas turbines and the HRSG.

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

Industrial Services Industry and Market. The U.S. industrial services industry is a multi-billion dollar industry broadly defined as routine modification, maintenance and technical services provided to industrial facilities ranging from manufacturing facilities to power generation plants. The industry continues to benefit from a shift towards outsourcing as plant operators seek to alleviate financial constraints, reduce labor costs, increase labor utilization and productivity and eliminate operational redundancies.

We expect that power industry demand for these services will be driven by the following factors in the future:

•

Aging Infrastructure. According to the U.S. Department of Energy’s (“DOE”) Energy Information Administration, more than half of the electrical generating capacity in the U.S. was placed in service before 1980. Coupled with the relatively limited number of large scale power generation facilities being constructed in the U.S., the efforts to maintain older plants of all types and take advantage of newer and more efficient technologies at existing sites have created opportunities for companies providing these services.

•

Increasing Demand for Nuclear Plant Maintenance. The U.S. currently has 104 operating nuclear reactors that generate approximately 20% of annual electric production. These nuclear reactors have been in operation for an average of more than 31 years and require extensive ongoing engineering and maintenance services to support operations and improve performance. Nuclear power plants in the U.S. are subject to a rigorous program of U.S. Nuclear Regulatory Commission (“NRC”) oversight, inspection, preventive and corrective maintenance, equipment replacement and equipment testing. Nuclear power plants are required by the NRC to go offline to refuel at intervals of no more than 24 months and to perform condition monitoring and preventive maintenance during every refueling outage. Initially, commercial nuclear power plants in the U.S. were licensed to operate for 40 years, reflecting the amortization period generally used by electric utility companies for large capital investments. In 2000, the NRC issued the first license renewal to a nuclear power plant, extending its license for an additional 20 years beyond its original 40-year license allowing operations to continue for the long term. As of August 2012, the NRC had extended the licenses of 73 reactors, over two thirds of the U.S. fleet. In all, about 90 reactors are expected to operate for 60 years, with owners undertaking increasing modification, maintenance and construction capital projects to upgrade these facilities.

•

New Nuclear Reactor Construction. Currently there are six new nuclear reactors at four sites in the early stages of construction or being re-commissioned in the U.S. Our Services Division is involved in each of these projects at varying levels. We are one of three contractors with a qualified and audited Nuclear Quality Assurance-1 (“NQA-1”) Program which is required to perform contract services at the new build reactors.

In addition, we are one of a limited number of companies qualified to perform comprehensive services in U.S. nuclear power plants under rules issued by the NRC. Under these rules, owners of nuclear facilities must qualify contractors by requiring the contractors to demonstrate that they will comply with NRC regulations on quality assurance, reporting of safety issues, security and control of personnel access and conduct. With respect to capital project work, we may be engaged as a general contractor or subcontract our services to full-scope engineering, procurement and construction contractor (“EPC”) firms. We maintain good relationships with those firms that may be engaged to manage the full scope of the new operations as well as with the end customers who often specifically request that we provide certain aspects of a particular project based on their historical experience with us.

Business Strategy

Our growth strategy is to build a market leadership position in our targeted segments, utilizing our strong brands, application expertise and re-investment in new products and services offerings. To accomplish this over a three to five year period, we intend to take the following actions.

We plan to expand our gas turbine offering with our utility-scale customers, seek to capture product scope within the industrial turbine segment and explore opportunities to localize investments in emerging markets to support our customers. We also plan to invest in adjacent technologies such as the gas separation and cleaning/air quality segment and the industrial heat transfer space segment. We also plan to broaden our services offering by expanding our aftermarket services and parts platforms and delivering improved customer reliability and efficiency. Our recent acquisitions, Koontz-Wagner and TOG, both support our strategic direction. Additionally, while our Williams core contract labor business is expected to grow, we also plan to expand services into higher value segments such as the after-market energy parts and the natural gas segment.

Ultimately, our financial goals are to grow our revenues and our operating margin during the next three to five years through organic growth initiatives and acquisitions. Our strategic imperatives are as follows: focus on natural gas growth trend, invest in growth, localize in emerging markets, deliver the base business performance and, most importantly, build our team to execute.

Products Division

Our Products Division designs, engineers and manufactures auxiliary equipment and control houses to the worldwide gas and steam turbine power generation and cogeneration market segments. Our principal customers are utility-scale gas turbine original equipment manufacturers (“OEMs”) and EPC firms. We also provide precision parts, replacement parts, filter elements and aftermarket retrofit equipment to both OEMs and end users. Our products are critical to the efficient operation of gas turbine power plants and steam turbine systems and are custom engineered to meet customer-specific requirements.

Gas Turbine Auxiliary Equipment. Our technical and engineering capabilities enable us to design and manufacture what we believe are among the broadest ranges of gas turbine power plant and other power-related equipment to meet each customer’s specific performance requirements. We provide the following comprehensive range of products critical to the operation of gas turbine power plants:

•	Inlet Systems. Inlet systems are comprised of filter houses and air intake ducts that conditions the air that enters the turbine and provides silencing for the noise emanating from the gas turbine.

•

Exhaust Systems. Exhaust systems and diverter dampers direct the hot exhaust from the turbine to the atmosphere in the case of simple cycle operation or into a heat recovery steam generator when the power plant is operated as a combined cycle facility.

•

Selective Catalytic Emission Reduction Systems. Selective catalytic emission reduction systems (commonly referred to as “SCR”) are used in simple cycle gas turbine facilities and are focused on removing oxides of nitrogen and carbon monoxide from the exhaust gas.

Energy, Parts and Control Solutions. We provide the following comprehensive range of products critical to the operation of gas turbine power plants, steam turbines, oil and gas pipelines as well as transmission and distribution infrastructure:

•	Packaged Control Houses. Packaged control houses contain mission critical control equipment, motor controls and switchgear in a self-contained, transportable pre-wired control house.

•

Packaged Skids, Precision Parts and Specialty Fabrications. Packaged skids in various configurations support the operation of gas turbines and other equipment. Precision parts and specialty fabrications are used in both new gas and steam turbine equipment and in aftermarket applications.

The contracts under which we sell our products are generally fixed-price contracts, most of which are “lump sum bid” contracts. Under lump sum bid contracts, we bid against other contractors based on customer or project specifications. A significant portion of our Products Division project destinations are outside of the U.S.

Supply Chain Structure. We fabricate our equipment through a combination of in-house manufacturing at our own facilities in the U.S. and Mexico and outsourced manufacturing in other countries around the world. Our network of high-quality international manufacturing partners, located in more than 20 countries, allows us to manufacture equipment worldwide and maintain a competitive cost structure. Outsourcing the majority of our gas turbine auxiliary equipment manufacturing enables us to meet increasing demand without being restricted by internal manufacturing capacity limitations and also reduces our capital expenditure requirements. Our employees work closely with our international manufacturing partners to supervise the fabrication of our products at their facilities to ensure high levels of quality and workmanship. Our use of manufacturing facilities around the world, whether our own or those of our manufacturing partners, allows us to respond to the particular sourcing initiatives of our customers, whether those initiatives call for global sourcing or for localized supply content. While we generally have proven long-term relationships with our subcontractors, we also routinely search for additional fabricators to enhance our ability to manufacture equipment at the lowest cost while maintaining high-quality standards and on-time delivery.

We maintain exclusivity agreements with respect to power generation auxiliary equipment with key third-party fabricators for OEMs. We conduct regular quality audits of our fabricators and maintain staff onsite. Fabricators can take one to several years to qualify and meet international standards and it can take one to two years to bring a new fabricator online for OEM products. We work with our international manufacturing partners to maintain their OEM certification and approved vendor status.

Services Division

Our Services Division provides a comprehensive range of modification, maintenance and construction support services to a wide range of utilities and industrial customers, including nuclear, fossil-fuel and hydroelectric power plants and pulp and paper mills. We provide these services in a general contracting capacity where we manage multiple subcontractors in some cases and in other cases we are retained as a subcontractor on the project. Williams primarily services U.S. based nuclear power plants and performs tasks designed to improve or sustain operating efficiencies.

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

•	Fossil-fuel and Hydroelectric Power Plant Modification and Construction. We provide routine maintenance, repair and capital project services designed to extend plant life cycles.

•	Other Specialty Services. We provide the following specialty services to both our nuclear and industrial customers:

-	Industrial Painting and Coatings. We perform cleaning, surface preparation, coatings application, quality control and inspection testing, utilizing Williams Insight™, our proprietary analysis system, to help our customers schedule and prioritize major coating projects.

-	Insulation. We provide a variety of industrial insulation services, primarily in process-piping installations. These services are commonly packaged with industrial coating projects.

-	Asbestos and Lead Abatement. We provide abatement services for the removal of asbestos and removal of heavy metal based coatings such as lead paint. We do not take ownership of hazardous materials and do not assume responsibility for the liability associated with the materials other than for our actions meeting applicable statutory and regulatory requirements.

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

All of our Services Division revenue is from operations in the U.S. We contract for approximately 91% of the services we provide on a cost-plus basis under contracts that provide for reimbursement of costs incurred plus an amount of profit in the form of a mark-up. We contract for approximately 9% of the services we provide on a fixed-price basis. We bid against other contractors based on customer specifications. Fixed-price contracts present certain inherent risks, including the possibility of ambiguities in the specifications received, problems with new technologies and economic and other changes that may occur over the contract period. Alternatively, because of efficiencies that may be realized during the contract term, fixed-price contracts may offer greater profit potential than other cost-plus contracts.

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

Customers, Marketing and Seasonality

Products. Our Products customers include OEMs, EPC firms, utilities and independent operators of power generation facilities, owners and operators of oil and gas pipelines and firms engaged across several process related industries. The end users of most of our products sold to OEMs and EPC firms are owners and operators of gas turbine power plants, process plants and refineries. We focus our sales and marketing efforts on gas turbine OEMs and EPC firms engaged by end users of our products, including the developers and operators of gas turbine power plants. We also market our products globally through a sales network consisting of employees and independent representatives in various countries including China, The Netherlands, Egypt, Italy and the U.S. Our sales initiatives focus on highly engineered solutions, excellent performance on existing projects and on-time deliveries that we believe differentiate us from our competitors.

Services. Our Services customers include major private and government owned utilities throughout the U.S. as well as leaders in the U.S. paper and industrial sectors. We market our services using dedicated sales and marketing personnel as well as our experienced on-site operations personnel. We use our safety and service track record with long-term renewable contracts to expand our services and supplement the existing contracts with small to medium sized capital projects. Our Services sales initiatives directly seek to apply operational strengths to specific facilities within the targeted industries and customers throughout the U.S.

A portion of our business, primarily in our Services Division, is seasonal, resulting in fluctuations in revenue and gross profit during our fiscal year. Generally, spring and autumn are the peak periods for our Services Division as those are periods of low electricity demand during which our customers schedule planned outages. Our Products Division is less affected by seasons and is more impacted by the cyclicality of and fluctuations in the U.S. and international economies that we serve.

Engineering, Design and Maintenance Capabilities

Products. We believe the design and engineering expertise of our Products Division makes us an industry leader in the products we manufacture. We provide original design, retrofit and upgrade engineering and after-sales maintenance and repair of our products. Our products are custom-designed and engineered to meet the specifications of our customers. We employ a number of degreed engineers specializing in structural, electrical/controls, mechanical, acoustical, industrial and other technical areas. Our engineers and designers use a PC-based network and engineering and drafting programs such as AutoCAD™, ANSYS™, STAAD™, Solidworks™ and several internally developed proprietary programs.

Services. We are one of a limited number of companies qualified to work anywhere in a U.S. nuclear facility and have been one of the leading providers of coatings at U.S. nuclear facilities for more than 38 years. In addition, we are one of three contractors with a qualified and audited NQA-1 Program which is required to perform contract services at the new build reactors. Through our NQA-1 Program and other programs, we provide extensive training, certifications and ongoing safety monitoring to all of our project-based employees. For over 12 years, we have maintained a safety record in the top quartile of the industry, benefitting both us and our customers. We also maintain a broad range of professional certifications and memberships in national organizations relevant to the performance of many of the specialized services we provide.

Materials and Suppliers

The majority of materials purchased are for the Products Division. The principal materials for our products are carbon steel plate, stainless steel products and other structural shapes and insulation. We obtain these products from a number of U.S. and international suppliers. The markets for most of the materials we use are served by a large number of suppliers and we believe that we can obtain each of the materials we require from more than one supplier.

Competition

Products. We compete with a large number of U.S. and international companies along all of our major product lines. We compete based on the price, quality, reliability and reputation of our products and our ability to engineer and design products to meet each customer’s unique specifications. Our competitors, some of which are significantly larger than we are and have significantly greater financial resources than we do, vary with respect to each product category we offer. We believe that no single competitor offers our breadth of auxiliary products to the gas turbine power generation, process and cogeneration industries.

Services. The barriers to entry in nuclear industrial services where our Services Division is focused are generally high due to NRC qualifications and safety standards. Our competitors vary depending on plant geography and scope of services to be rendered. Several national vendors, which are significantly larger than we are and have significantly greater financial resources than we do, will often compete for larger maintenance and capital project opportunities that become available. Additionally, smaller vendors that operate on a regional basis often compete for smaller opportunities associated with open shop labor sources. We believe that the key competitive factors in industrial services are reputation, safety record, price, service, quality, breadth of service capabilities and the ability to identify and retain qualified personnel. We believe our project management capabilities including oversight of other nuclear subcontractors, service diversity, long-term customer relationships, safety standards and performance differentiate us from our competitors. We also believe that the fact that we maintain a constant presence at many of our customers’ sites is a key competitive advantage because it provides us with an intimate understanding of these facilities which allows us to better identify our customers’ service needs.

Employees

We had 931 full and part-time employees, excluding temporary Services Division staff and craft labor, as of December 31, 2012. Of these, 178 were employed at our facility in Mexico under a collective bargaining agreement, which is amended annually, and 49 were employed at our Koontz-Wagner business unit under a collective bargaining agreement which will expire on May 31, 2013. The number of employees in our Services Division can vary greatly, depending on the timing and requirements for craft labor. Many of our Services Division craft labor employees are contracted through various union agreements. As of December 31, 2012, there were 506 Services Division craft labor employees, of which 385 were under collective bargaining agreements. We believe that our relationships with our employees, both permanent and temporary, are satisfactory. We are not aware of any circumstances that are likely to result in a work stoppage at any of our facilities.

Insurance and Warranty

We maintain insurance coverage for various aspects of our operations. However, exposure to potential losses is retained through the use of deductibles, coverage limits and self-insured retentions.

Typically, our contracts require us to indemnify our customers for injury, damage or loss arising from the performance of our services and provide for warranties for materials and workmanship. We may also be required to name the customer as an additional insured up to the limits of insurance available, or we may be required to purchase special insurance policies or surety bonds for specific customers or provide letters of credit in lieu of bonds to satisfy performance and financial guarantees on some projects.

Global Power maintains performance and payment bonding lines sufficient to support the business and a credit facility that is adequate to provide any required letters of credit. We require certain of our Products Division subcontractors to indemnify us and name us as an additional insured for activities arising out of the subcontractors’ work. We require our Services Division subcontractors to indemnify us and our customer and name Williams or other subsidiaries as an additional insured for activities arising out of the subcontractors’ work. We also require certain subcontractors to provide additional insurance policies, including surety bonds in favor of us, to secure the subcontractors’ work or as required by contract. There can be no assurance that our insurance and the additional insurance coverage provided by our subcontractors will fully protect us against a valid claim or loss under the contracts with our customers.

Intellectual Property

We use a variety of trademarks, proprietary technologies and other intellectual property in the ordinary course of business in both our Products and Services Divisions. We rely upon our pending and issued patents, registered and unregistered trademark rights, nondisclosure and confidentiality agreements with our employees, subcontractors, customers and others, and on various other security measures to protect our intellectual property. Our patents relating to certain exhaust systems will expire in 2016, and a patent relating to a filter element clip will expire in 2027. We have patent applications pending for other products. We do not believe that any single patent or proprietary technology is material to our business and we do not believe our competitive position would be materially affected by competitors also using similar technologies and systems.

Compliance with Government Regulations

We are subject to certain federal, state and local environmental, occupational health, nuclear regulatory, export and product safety laws applicable in the countries in which we operate. We also purchase materials and equipment from third-parties, and engage subcontractors, who are also subject to these laws and regulations.

Environmental. We are subject to extensive and changing environmental laws and regulations in the U.S. and in international jurisdictions where we do business. These laws and regulations relate primarily to air and water pollutants and the management and disposal of hazardous materials. We are exposed to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such pollutants, substances or hazardous materials.

Health and Safety Regulations. We are subject to the requirements of the U.S. Occupational Safety and Health Act and comparable state and international laws. Regulations promulgated by these agencies require employers and independent contractors who perform construction services, including electrical and repair and maintenance, to implement work practices, medical surveillance systems and personnel protection programs in order to protect employees from workplace hazards and exposure to hazardous chemicals and materials. In recognition of the potential for accidents within various scopes of work, these agencies have enacted very strict and comprehensive safety regulations.

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

You may also obtain copies of our annual reports at our website at www.globalpower.com under the heading “Investor Relations.” The information disclosed on our website is not incorporated by this reference and is not a part of this Annual Report on Form 10-K. We make available on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports, as soon as reasonably practicable after we electronically file with or furnish the reports to the SEC. The following corporate governance related documents are also available free on our website:

•	Code of Business Conduct and Ethics

•	Corporate Governance Guidelines

•	Related Party Transactions Policy

•	Audit Committee Charter

•	Compensation Committee Charter

•	Nominating and Corporate Governance Committee Charter

•	Contact the Board—Whistleblower and Ethics Hotline Procedures

Corporate History

Global Power Equipment Group Inc. was incorporated in 1998 under the laws of the State of Delaware under the name GEEG, Inc. We and all of our U.S. subsidiaries filed voluntary Chapter 11 petitions under the United States Bankruptcy Code on September 28, 2006 and successfully emerged from bankruptcy pursuant to an approved Plan of Reorganization on January 22, 2008. Upon emergence, we issued 5,266,885 shares of our new common stock to pre-petition equity holders in exchange for stock held before the bankruptcy. On that same date, pursuant to a rights offering, a private placement and related backstop, and our Management Incentive Co-Investment Plan, we issued an additional 9,589,138 shares of our new common stock in exchange for $72.5 million in new capital. The applicable price of our common stock in the rights offering was $7.65 per share. As part of the plan, we also entered into a $150 million exit financing package comprised of a $90 million term loan and a $60 million revolver facility. In June 2011, we received a court order for final decree closing the Chapter 11 Filing.

Executive Officers of the Registrant

The following sets forth information regarding our current executive officers. Executive officers are appointed by, and hold office at the discretion of, our Board of Directors, subject to the terms of any employment agreements.

Name	Position
Luis Manuel Ramírez	President, Chief Executive Officer and Director
David L. Willis	Senior Vice President and Chief Financial Officer
Tracy D. Pagliara	General Counsel, Secretary, and Vice President of Business Development
Dean J. Glover	Senior Vice President, President of Products Division
Kenneth W. Robuck	Senior Vice President, President of Services Division
Gene F. Schockemoehl	Senior Vice President and President of Braden Manufacturing, LLC

Luis Manuel Ramírez, 46, has served as our President, Chief Executive Officer (“CEO”) and Director since July 1, 2012. Mr. Ramírez previously served 12 years with General Electric (“GE”), most recently as Chief Executive Officer of GE Energy Industrial Solutions, a more than $3 billion global electrical products and services business operating in over 60 countries. In 2012, he was named one of the Top 100 Movers and Shakers of the Smart Grid by Greentechmedia.com, and has also held a variety of leadership roles in industry associations. Prior to his employment with GE, Mr. Ramírez worked for more than a decade in a number of technology, financial and business roles with Siemens. Mr. Ramírez received his Bachelor’s degree in Computer Information Systems, with a minor in Business Administration, from DeVry Institute of Technology, Atlanta, GA, and participated in the Executive Advanced Management Certificate Program at Duke University, Durham, NC.

David L. Willis, 41, has been our Senior Vice President and Chief Financial Officer since January 2008. Mr. Willis has a broad range of leadership experience across a range of industries: restructuring advisory services, telecommunications, energy companies and public accounting. From October 2001 to January 2008, he was with the restructuring practice of Alvarez & Marsal LLC, a global professional services firm, where he served clients in advisory and interim management capacities in connection with the clients’ restructurings, overseeing the development and implementation of initiatives to improve operational and financial performance.

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

Tracy D. Pagliara, 50, has served as our General Counsel, Secretary, and Vice President of Business Development since April 2010. Prior to joining the Company, Mr. Pagliara served as the Chief Legal Officer of Gardner Denver, Inc., a leading global manufacturer of highly engineered compressors, blowers, pumps and other fluid transfer equipment, from August 2000 through August 2008. He also had responsibility for other roles during his tenure with Gardner Denver, including Vice President of Administration, Chief Compliance Officer, and Corporate Secretary.

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

Dean J. Glover, 46, is Senior Vice President and President of the Products Division of Global Power Equipment Group Inc. Mr. Glover joined Braden in December 2005 as Chief Operating Officer and was promoted to his positions at Global Power in September 2008. Mr. Glover also holds positions in a number of our subsidiaries, serving as the Chief Executive Officer of Braden, Chief Executive Officer of Braden Construction Services, Inc., the Managing Director of Braden-Europe, B.V., the Chairman of Braden Power Equipment (Shanghai) Co., Ltd. and the President of Steam Enterprises, L.L.C.

Mr. Glover has extensive international experience having lived in various international locations for most of his career. Mr. Glover has over 20 years of commercial and technical experience in the power industry. Prior to joining Global Power, Mr. Glover led the global supply chain, including manufacturing for Diebold Inc. Prior to this, Mr. Glover spent 13 years with GE in various managerial and technical roles and is a certified Six Sigma Master Blackbelt. Mr. Glover holds a Bachelor’s Degree in Mechanical Engineering from the University of Nebraska and an M.B.A. from the Kellogg Graduate School of Management, Northwestern University.

Kenneth W. Robuck, 53, is Senior Vice President and President of the Services Division of Global Power Equipment Group, Inc. Mr. Robuck originally joined the Williams Group in 1995 as Vice President of Fossil and

Nuclear for Williams Power Corp. He was promoted to President in 1997. Mr. Robuck left Williams Power Corp. in 2000 and joined Alberici Constructors, Inc., a major North American construction firm as Vice President of Energy and Chemical. He returned to the Williams Group in 2005 as President of Williams Plant Services, LLC, the largest of the Williams’ subsidiaries which is responsible for all major maintenance and construction services work. In early 2006, Mr. Robuck was promoted to Chief Operating Officer of Williams Industrial Services Group and was subsequently appointed as President in 2007. Mr. Robuck has over 32 years of experience in the nuclear power, fossil-fuel power, petrochemical and related industrial industries. Mr. Robuck is a graduate of Auburn University with a B.S. in Civil Engineering.

Gene F. Schockemoehl, 63, is Senior Vice President of Global Power Equipment Group Inc., and President of Braden. Mr. Schockemoehl has served as President of Braden since January 1994 and as Vice President of Global Power since June 1998. Mr. Schockemoehl began his employment at Braden in September 1968, progressing through the plant production area into management positions, and became Vice President of Operations in 1990. He served as Vice President of Sales from 1991 until his appointment as President in January 1994. Mr. Schockemoehl has a manufacturing and general business education background, having attended both Tulsa Community College and Rogers State College.

Item 1A. Risk Factors.

Our business, financial condition and results of operations may be impacted by one or more of the following factors, any of which could cause actual results to vary materially from historical and current results or anticipated future results.

Risk Factors Related to Our Operations

A substantial portion of our Services Division revenue deals directly with nuclear power. The cost of operating a nuclear power plant could cause utilities to consider less costly power generation options. The shutdown of nuclear power plants could have a material adverse effect on our operations.

The demand for our nuclear services in the Services Division depends on the continued operation of nuclear power plants. If nuclear power plants do not remain cost competitive compared to other power generation options, utilities could choose to shut down operations at nuclear power plants. The cost competitiveness of operating a nuclear power plant could be affected by factors such as an adverse change in U.S. policy, increased maintenance costs and continued low natural gas prices.

The U.S. government has been supportive of increased investment in nuclear power as it represents approximately 20% of the total power generating capacity in the U.S. However, if the U.S. government changed its policy or if public acceptance of nuclear technology declines, demand for nuclear power could be negatively affected and potentially increase the regulation of the nuclear power industry.

Because our Services Division deals directly with nuclear power, utilities opting to replace costly nuclear power plants with less costly power generation options could have a material effect on our operations.

If our costs exceed the estimates we use to set the fixed-prices of our contracts, our earnings will be reduced.

The majority of our product sales contracts and a portion of our nuclear and industrial services contracts are entered into on a fixed-price basis. These fixed-price contracts have a limited ability to recover any cost overruns. Contract prices are established based in part on our projected costs, which are subject to a number of assumptions. The costs that we incur in connection with each contract can vary, sometimes substantially, from our original projections. Because of the large scale and complexity of our contracts, unanticipated changes may occur, such as customer budget decisions, design changes, delays in receiving permits and cost increases, as well as delays in delivery of our products. We often are contractually subject to liquidated damages for late delivery. Unanticipated cost increases or delays may occur as a result of several factors, including:

•	increases in the cost of commodities (primarily steel plate), labor or freight;

•	unanticipated technical problems;

•	suppliers’ or subcontractors’ failure to perform, requiring modified execution plans or re-work; and

•	decreases in labor efficiency realized.

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

Our quarterly and annual revenue and earnings have varied in the past and are likely to vary in the future. Our product sales contracts stipulate customer-specific delivery terms that, coupled with other factors beyond our control, may result in uneven recognition of revenue and earnings over time. Customer-imposed delays can significantly impact the timing of revenue recognition. Due to our relatively large average contract size, our product sales volume during any given period may be concentrated in relatively few orders, intensifying the magnitude of these fluctuations. Furthermore, some of our operating costs are fixed. As a result, we may have limited ability to reduce our operating costs in response to unanticipated decreases in our revenue or the demand for our products in any given reporting period. Therefore, our operating results in any reporting period may not be indicative of our future performance. Because we must make significant estimates related to potential costs when we recognize revenue on a percentage-of-completion basis, these costs may change significantly from reporting period to reporting period based on new project information. For example, if labor efficiency experienced on a project is lower than we estimated at the outset of the project, the costs incurred on the project will increase and the percentage of completion may be reduced from earlier estimates. In addition, most of our product revenue is based on fixed-price contracts, and the relative profitability can vary significantly between contracts. As a result, our profitability can vary from reporting period to reporting period based on the specific contract mix.

We may not be able to maintain or expand our business outside the U.S. because of numerous factors outside our control.

Our international operations are subject to a number of risks inherent in doing business outside the U.S. including:

•	labor unrest;

•	regional economic uncertainty;

•	sovereign debt issues including the European debt crisis;

•	political instability including unrest in the Middle East;

•	restrictions on the transfer of funds into or out of a country;

•	currency exchange rate fluctuations;

•	export duties and quotas;

•	expropriations;

•	U.S. and international customs and tariffs;

•	current and changing regulatory environments;

•	potentially adverse tax consequences;

•	availability of financing;

•	unfavorable commercial terms and conditions; and

•	potential for adverse dispute resolution outcomes.

These factors may impact our ability to meet product delivery commitments in foreign countries that could result in a decline in revenue or profitability and could adversely affect our ability to maintain or expand our business outside the U.S.

We conduct our manufacturing operations on a worldwide basis and are subject to risks associated with doing business outside the U.S.

We have manufacturing facilities and subcontractors in many countries outside of the U.S. including China, Poland, Romania, the Middle East and Mexico, and increasing our manufacturing footprint to localize in emerging markets is an important element of our strategy. There are a number of risks associated with doing business internationally, including (a) exposure to local economic and political conditions, (b) social unrest such as risks of terrorism or other hostilities, (c) currency exchange rate fluctuations and currency controls, (d) export and import restrictions, and (e) the potential for shortages of trained labor. In particular, there has been social unrest in the Middle East and Mexico and any increased violence in or around our manufacturing facilities could impact our business by disrupting our supply chain, and the delivery of products to customers. In addition, the increased violence in or around our manufacturing facilities could present several risks to our employees who may be directly affected by the violence and may result in a decision by them to relocate from the area, or make it difficult for us or our subcontractors to recruit or retain talented employees. The likelihood of such occurrences and their potential effect on us is unpredictable and vary from country to country. Any such occurrences could be harmful to our business and our financial results.

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

We depend on a relatively small number of customers for a significant portion of our revenue. In 2012, four customers accounted for approximately 61% of our consolidated revenue and approximately 67% of our backlog at the end of the year. In 2011, three customers accounted for approximately 50% of our consolidated revenue and approximately 46% of our backlog at the end of the year. In 2010, three customers accounted for approximately 60% of our consolidated revenue and approximately 36% of our backlog at the end of the year. For a listing of our major customers, see Note 16 – Major Customers and Concentration of Credit Risk included in our consolidated financial statements beginning on page F-1. Other than their obligations under firm orders placed in our backlog, none of our customers have a long-term contractual obligation to purchase any material amounts of products or services from us. All of our firm orders contain cancellation provisions, which permit us to recover only our costs and a portion of our anticipated profit if a customer cancels its order. If a customer elects to cancel, we would not realize the full amount of future revenue included in our backlog. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. Because our major customers represent a large part of our business, the loss of any of our major customers could negatively impact our business and results of operations. Several of our customers have the ability to internally source some of the products we manufacture. Any increase in this activity could reduce our sales.

Our business volumes with each of our largest customers are highly dependent on power generation capacity additions for our Products Division and on operations and maintenance budgets for U.S. utilities for our Services Division. Fluctuations in any of these factors could materially adversely impact our results.

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

Our former operating unit has been named as a defendant in a limited number of asbestos personal injury lawsuits. Neither we nor our predecessors ever mined, manufactured, produced or distributed asbestos fiber, the material that allegedly caused the injury underlying these actions. The bankruptcy court’s discharge order issued upon emergence from bankruptcy extinguished the claims made by all plaintiffs who had filed asbestos claims against us before that time. We believe the bankruptcy court’s discharge order should serve as a bar against any later claim filed against us, including any of our subsidiaries, based on alleged injury from asbestos at any time before emergence from bankruptcy. In all of the asbestos cases finalized post-bankruptcy, we have been successful in having such claims dismissed without liability. Moreover, during 2012, we secured insurance coverage that will help to reimburse the defense costs and potential indemnity obligations of our former operating unit relating to these claims. Nonetheless, findings of liability on our part in any of these cases that were filed against us after we emerged from bankruptcy that remain unresolved could have an adverse effect on our financial position, results of operations or liquidity.

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

We provide services to the nuclear industry through our Services Division. The Price-Anderson Act promotes the nuclear industry by offering broad indemnification to commercial nuclear power plant operators and the DOE for liabilities arising out of nuclear incidents at power plants licensed by the NRC and at DOE nuclear facilities. That indemnification protects not only the NRC licensee or DOE prime contractor, but also others like us who may be doing work under contract or subcontract for a licensed power plant or under a DOE prime contract. To date, there has been no occasion for a determination of whether the Price-Anderson Act’s indemnification provisions apply to all nuclear liabilities that might be incurred by a radioactive materials cleanup contractor. The Energy Policy Act of 2005 extended the period of coverage to include all nuclear power reactors issued construction permits through December 31, 2025. A problem related to our provision of services at a nuclear facility could lead to a damage claim against us for which we might not be entitled to indemnification. In addition, any well-publicized problem with those services, whether actual or perceived, could adversely affect our reputation and reduce demand for our services.

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

The industries we serve historically have been, and will likely continue to be, cyclical in nature and vulnerable to general slowdowns in U.S. and international economies. Consequently, our results of operations have fluctuated and may continue to fluctuate depending on the demand for products and services from these industries.

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

We depend on our information technology systems for many aspects of our business. Our business may be adversely affected if our systems are disrupted by security breaches or if we are unable to improve, upgrade, integrate or expand our systems to meet our changing needs. A failure to successfully implement new systems could adversely affect our business. Any damage, delay or loss of critical data associated with our systems may delay or prevent certain operations and may materially adversely affect our financial condition, results of operations and cash flows.

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

We contribute to over 150 multiemployer pension plans throughout the U.S. We believe that our responsibility for potential withdrawal liabilities associated with participating in multiemployer pension plans is limited because the building and construction trades exemption should apply to the substantial majority of our plan contributions. However, pursuant to the Pension Protection Act of 2006 and other applicable law, we are exposed to other potential liabilities associated with plans that are underfunded. As of December 31, 2012, we had been notified that certain pension plans were in critical funding status. Currently, certain plans are developing, or have developed, a rehabilitation plan that may call for a reduction in participant benefits or an increase in future employer contributions. Therefore, in the future, we could be responsible for potential surcharges, excise taxes and/or additional contributions related to these plans which could impact our liquidity and results of operations. Additionally, market conditions and the number of participating employers remaining in each plan may result in a reorganization, insolvency or mass withdrawal that could materially affect the funded status of multiemployer plans and our potential withdrawal liability, if applicable. We continue to actively monitor, assess and take steps to limit our potential exposure to any surcharges, excise taxes, additional contributions and/or withdrawal liabilities.

Foreign exchange risks may affect our ability to realize a profit from certain projects or to obtain projects.

We generally attempt to denominate our contracts in U.S. Dollars or in the currencies of our expenditures. However, we do enter into contracts that subject us to foreign exchange risks, particularly to the extent contract revenue are denominated in a currency different than the contract costs. We may seek to minimize our exposure from foreign exchange risks by limiting foreign currency contracts to those currencies where we have ongoing operating expenditures or entering into hedge contracts if there are limited ongoing expenditures in the same currencies. However, these actions may not always eliminate all foreign exchange risks.

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

Certain of our temporary Services Division craft employees, Koontz-Wagner employees and Mexico employees are represented by labor unions with which we have collective bargaining agreements. There can be no assurance that we will not experience labor disruptions associated with a lengthy strike or the expiration or renegotiation of collective bargaining agreements or other work stoppage at our Mexico facility or at our customer locations, which could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.

New regulations related to conflict minerals may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.

On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. We are currently evaluating whether these requirements apply to us. Companies that are subject to the rules must conduct due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of certain components incorporated in our products. In addition, to the extent the rules apply to us, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the diligence procedures that we implement, which may harm our reputation.

In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral free.

We may incur additional healthcare costs arising from federal healthcare reform legislation.

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the U.S. This legislation extends health care coverage to many uninsured individuals and expands coverage to those already insured. The changes required by this legislation could cause us to incur additional healthcare and other costs.

Risk Factors Related to Our Liquidity and Capital Resources

Volatility and uncertainty of the credit markets may negatively impact us.

We intend to finance our existing operations and initiatives with existing cash and cash equivalents, investments, cash flows from operations and potential borrowings under our Revolving Credit Facility entered into on February 21, 2012. If adverse national and international economic conditions continue or deteriorate further, it is possible that we may not be able to fully draw upon our Revolving Credit Facility and we may not be able to obtain new financing on favorable terms. In addition, deterioration in the credit markets could adversely affect the ability of many of our customers to pay us on time and the ability of many of our suppliers to meet our needs on a competitive basis. If we cannot access necessary additional funds on acceptable terms, our business and operations may be negatively impacted.

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

The limitations and covenants contained in our Revolving Credit Facility could constrain our ability to borrow additional money, sell assets and make acquisitions. Compliance with these restrictions and covenants may limit our ability to fully implement elements of our business strategy.

Our Revolving Credit Facility contains a number of limitations and covenants that could limit our ability and that of our subsidiaries to:

•	borrow money or make capital expenditures;

•	incur liens;

•	pay dividends or make other restricted payments;

•	merge or sell assets;

•	enter into transactions with affiliates; and

•	make acquisitions.

In addition, our Revolving Credit Facility contains other covenants, including covenants that require us to maintain specified financial ratios, including total leverage and interest coverage.

If we are unable to remain in compliance with our financial covenants currently in effect under our Revolving Credit Facility or obtain additional amendments or waivers from our lenders, we may be forced to reduce or delay capital expenditures and business acquisitions, restructure or refinance our indebtedness, decline certain business opportunities from customers or seek additional capital.

If we were required to write down our goodwill or other indefinite lived long-term assets, our results of operations and stockholders’ equity could be materially adversely affected.

We have approximately $126.6 million of goodwill and indefinite lived long-term assets recorded on our consolidated balance sheet as of December 31, 2012. We are required to review goodwill and indefinite lived long-term assets for impairment at least annually in accordance generally accepted accounting principles in the U.S. If our results of operations decline, an impairment may be triggered. If we were required to write down our goodwill or long-lived assets, our results of operations and financial position could be materially adversely affected.

We are exposed to market risks from changes in interest rates and foreign currency exchange rates.

We are subject to market risk exposure related to changes in interest rates and from fluctuations in foreign currency exchange rates. Portions of our operations are located in foreign jurisdictions and a portion of our billings is paid in foreign currencies. Changes in foreign currency exchange rates or weak economic conditions in foreign markets could therefore cause fluctuations in revenue derived from foreign operations. For example, a decrease in the value against the U.S. dollar of the foreign currency we receive for a project as to which a significant portion of our costs are incurred in U.S. dollars would adversely affect our revenue, as expressed in U.S. dollars, and our net income from that project. In addition, sales of products and services are affected by the value of the U.S. dollar relative to other currencies. Changes in foreign currency rates can also affect the costs of our products purchased or manufactured outside the U.S. Changes in interest rates or foreign currency exchange rates could materially adversely affect our results of operations and financial position.

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

The limited liquidity for our common stock could affect your ability to sell your shares at a satisfactory price.

Our common stock is relatively illiquid. As of December 31, 2012, we had 16,804,826 shares of common stock outstanding. The average daily trading volume in our common stock, as reported by the NASDAQ Global Select Market, for the 50 trading days ending on December 31, 2012 was less than 72,000 shares. A more active public market for our common stock may not develop, which could adversely affect the trading price and liquidity of our common stock. Moreover, a thin trading market for our stock could cause the market price for our common stock to fluctuate significantly more than the stock market as a whole. Without a larger float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In addition, in the absence of an active public trading market, stockholders may be unable to liquidate your shares of our common stock at a satisfactory price.

There can be no assurance that we will continue to declare cash dividends or repurchase stock.

On May 30, 2012, our Board of Directors adopted a dividend policy pursuant to which we would pay quarterly dividends on our common stock and authorized the repurchase of up to two million shares of our common stock. Whether we continue these programs and the amount and timing of such dividends and/or stock repurchases are subject to capital availability and periodic determinations by our Board of Directors that cash dividends and/or stock repurchases are in the best interest of our stockholders and are in compliance with all respective laws and agreements of the Company applicable to the declarations and payment of cash dividends and the repurchase of stock. Future dividends and stock repurchases, their timing and amount, as well as the relative allocation of cash between dividends and stock repurchases, may be affected by, among other factors: our views on potential future capital requirements for organic initiatives and strategic transactions, including acquisitions; debt service requirements; our credit rating; changes to applicable tax laws or corporate laws; and changes to our business model. In addition, the amount we spend and the number of shares we are able to repurchase under our stock repurchase program may further be affected by a number of other factors, including the stock price and blackout periods in which we are restricted from purchasing shares. Our dividend payments and/or stock repurchases may change from time to time, and we cannot provide assurance that we will continue to declare dividends and/or repurchase stock in any particular amounts or at all. A reduction in or elimination of our dividend payments and/or stock repurchases could have a negative effect on our stock price.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate office is currently located in Irving, Texas. We have ten other U.S. facilities, as well as facilities in The Netherlands, Mexico and China. The following table sets forth information about our principal facilities as of December 31, 2012:

Location	Owned/Leased (Expiration Date)	Approximate Sq. Footage	Principal Uses
Irving, Texas	Leased (8/31/17)	11,000	Administrative office (corporate headquarters)

Products Division
Tulsa, Oklahoma	Leased (8/31/16)	41,000	Manufacturing and administrative office
South Bend, Indiana	Leased (1)	110,000	Manufacturing and administrative office
Auburn, Massachusetts	Owned / Leased (3/31/15)	110,000	Manufacturing and administrative office
North Adams, Massachusetts	Leased (11/30/13)	24,000	Manufacturing and administrative office
Heerlen, The Netherlands	Leased (10/31/14)	53,000	Administrative office
Monterrey, Mexico	Owned	135,000	Manufacturing and administrative office

Services Division
Atlanta, Georgia	Leased (10/31/17)	24,000	Administrative office

(1)	We lease two facilities in South Bend, Indiana. These leases expire on July 26, 2019 and September 24, 2020.

We consider each of our facilities to be in good operating condition and sufficient for our current use. Our U.S. real property is encumbered by liens under our Revolving Credit Facility. We have entered into a commitment to acquire in 2014 our office in Heerlen, The Netherlands for $0.9 million in U.S. Dollars, based on the exchange rate as of December 31, 2012.

Item 3. Legal Proceedings.

For a description of our material pending legal and regulatory proceedings and settlements, see Note 15—Commitments and Contingencies included in our consolidated financial statements beginning on page F-1.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price of Our Common Stock

Our common stock is listed on the NASDAQ Stock Market under the trading symbol “GLPW.” The following table sets forth the high and low sale prices for our common stock based on intra-day high and low prices during the periods indicated:

2012 Quarter Ended	High	Low
December 31, 2012	$18.57	$13.55
September 30, 2012	$22.30	$17.47
June 30, 2012	$28.17	$16.18
March 31, 2012	$28.98	$22.14

2011 Quarter Ended	High	Low
December 31, 2011	$28.58	$20.89
September 30, 2011	$27.23	$22.08
June 30, 2011	$30.18	$24.96
March 31, 2011	$29.03	$20.59

As of March 4, 2013, the closing price of our common stock was $16.66 per share. There were 16,831,129 shares of our common stock outstanding and there were approximately 98 holders of record of our common stock. We believe that the number of beneficial holders of our common stock is substantially greater than the number of holders of record.

Dividends

In May 2012, our Board of Directors approved a dividend policy pursuant to which it plans to make, subject to subsequent declaration, quarterly dividends. The dividends declared during each of the second, third and fourth quarters of 2012 were $0.09 per share and dividends paid totaled approximately $1.5 million in each of the second, third and fourth quarters of 2012. The terms of our Revolving Credit Facility limit the amount of cash dividends we can pay and such terms are defined in the Revolving Credit Facility agreement. The timing and amounts of any future dividends are subject to determination and approval by our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plans

The information called for by this item is incorporated by reference from our Proxy Statement relating to our 2013 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our December 31, 2012 fiscal year end.

Warrant Exercises

As of December 31, 2012, all of the originally issued warrants to purchase 1,807,236 shares had been exercised. The warrants were exercised from 2009 to 2012 for both cash and in cashless transactions, and as a result, we issued 1,218,461 shares of common stock in connection with such exercises. In connection with exercises in cashless transactions, shares of common stock were withheld and such shares are held by us as treasury shares.

Recent Sales of Unregistered Securities

All prior sales of unregistered securities have been previously reported either on a Current Report on Form 8-K or a Quarterly Report on Form 10-Q.

Issuer Purchase of Equity Securities

The following table presents information regarding share repurchases of our common stock on a monthly basis during the fourth quarter of 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan (2)

October 1-31, 2012	166,733	$18.05	166,230	1,797,969
November 1-30, 2012	200,000	$14.09	200,000	1,597,969
December 1-31, 2012	19,700	$16.83	19,700	1,578,269

Total	386,433	$15.93	385,930	1,578,269

(1)

Total number of shares purchased during the fourth quarter of 2012 included 503 shares that were not purchased pursuant to a publicly announced plan, but were surrendered to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock awards issued to employees under our stockholders-approved long-term incentive plan.

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

	Years Ended December 31,
($ in thousands, except per share data)	2012	2011	2010	2009	2008
Statement of Operations (1)
Total revenue	$462,828	$456,839	$482,470	$499,633	$486,937
Gross profit	83,054	77,117	87,281	78,744	84,723
Gross profit percentage	18%	17%	18%	16%	17%
Selling and administrative expenses	62,608	50,561	47,662	41,131	44,370
Reorganization expense (income)	—	17	(1,477)	1,030	23,574

Operating income	20,446	26,539	41,096	36,583	16,779
Interest expense, net	1,563	1,119	7,052	9,667	11,667
Other expense (income), net	282	(98)	(1,026)	(57)	(33)

Income from continuing operations before income tax	18,601	25,518	35,070	26,973	5,145
Income tax expense (benefit)	1,031	(37,538)	5,964	4,645	2,536

Income from continuing operations	17,570	63,056	29,106	22,328	2,609
Income from discontinued operations (2)	24	13,802	11,529	5,559	32,229

Net income	$17,594	$76,858	$40,635	$27,887	$34,838

Earnings Per Share from continuing operations:
Basic	$1.04	$3.95	$1.91	$1.49	$0.18
Diluted	$1.02	$3.70	$1.78	$1.43	$0.18
Common shares outstanding:
Weighted-average shares outstanding
Basic	16,885	15,981	15,254	14,972	14,267	(3)
Diluted	17,248	17,024	16,321	15,591	14,593	(3)
Balance Sheet
Current assets	$190,102	$200,542	$158,439	$211,803	$184,800
Total assets	$344,818	$316,150	$265,725	$326,011	$301,039
Current liabilities	$70,140	$51,593	$64,555	$145,601	$115,132
Long-term debt (including current portion)	$—	$—	$—	$65,325	$85,000
Stockholders’ equity	$269,998	$258,654	$179,056	$136,478	$105,273
Cash dividends declared per common share	$0.27	$—	$—	$—	$—

(1)	Operating results include the 2012 Acquisitions beginning in the third quarter of 2012.
(2)

Discontinued operations includes the results of our discontinued operations related to the sale of the Deltak business unit in 2011, the winding down of the Deltak large-scale HRSG operations and the 2009 receipt of proceeds from funds held in escrow from the 2007 sale of Global Power Asia, Ltd.

(3)

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

Industry Trends and Outlook

Products Division. Demand for our product lines has historically fluctuated with industrial demand for new power generating capacity and energy infrastructure. Our products are sold globally and there is generally about nine to 12 months from when the order is booked until it is shipped for our Braden business unit and the production cycle is generally four months or less for our Consolidated Fabricators, TOG and Koontz-Wagner business units. Demand for our products is based on worldwide economic growth and long-term views regarding natural gas as an energy source.

With forecasted long-term growth in global energy demand and an increased focus on shale gas development in North America and other markets, we believe that demand for gas-fired power generation plants is likely to strengthen over time due to their relatively quick construction times, low capital costs and low carbon emissions as compared to other forms of fossil-fueled power plants. While renewable energy sources could reduce future gas-fired power additions, we believe gas-fired power generation is likely to continue to be the preferred choice for stand-by capacity to complement intermittent forms of renewable energy. We also believe that renewable energy sources have a higher cost when compared to traditional forms of power generation. Economic recovery has typically been accompanied by a rise in commodity prices.

We expect the demand for power generating capacity additions in certain emerging markets will out-pace growth in developed markets over the near term. In regions where natural gas is plentiful, we expect that gas-fired power generation is likely to be the preferred fuel source for baseload power. Various developed and emerging markets are making capital investments in natural gas pipelines and related infrastructure. These investments could contribute to more stabilized natural gas pricing which is generally favorable to the gas-fired power generation market as a whole.

U.S. and international markets have been slow to recover since the global financial crisis that began in 2008. Growth of the world economy has weakened during 2012, and is expected to remain subdued in 2013. During the first half of 2012, we saw increases in certain markets, led by the Middle East and the U.S. However, new orders in the second half of 2012 slowed considerably in response to a slowing recovery in the U.S., a prolonged recovery in Europe, and slowing growth in the global economy. Continued political and social unrest in the Middle East and North Africa could result in supply disruptions, order delays or both, which could adversely affect our financial results. Within Europe, we expect demand for new power projects to remain low principally as a result of the European sovereign debt crisis which may also impact global infrastructure investment. While we believe that our contract terms, procurement procedures and global customer base make it less likely that a change in foreign currency rates could have a significant impact on operating results, there remains significant uncertainty regarding the Euro in 2013. Should the European economic or sovereign debt crisis result in heightened volatility, our results of operations could be affected.

Our overall long-term outlook remains positive as demand increases for global power generation capacity additions, but has been affected by short-term headwinds resulting from continued macro-economic uncertainties and a slowing global recovery. Natural gas power generation remains a less expensive and a lower emission alternative to coal-fired power generation, and we are in a strong position to take advantage of this once a sustainable recovery takes hold for utility-scale turbine projects.

In the third quarter of 2012, we expanded our OEM offerings with the acquisition of Koontz-Wagner and our repair and replacement parts product line with the acquisition of TOG. These acquisitions allow us to broaden our product and service offerings to the power generation market as well as to expand into the oil and gas pipeline infrastructure market. Currently, orders from the oil and gas pipeline infrastructure market are robust and we anticipate this market to be a source of revenue growth in 2013 for our business. We expect our Products Division revenue in 2013 to remain flat with 2012 as the increase in revenue from our new Koontz-Wagner and TOG businesses will offset a decline in our Braden business. We expect the near-term market to be challenging due to a limited number of new gas turbine installations putting pressure on gross margins in 2013.

Services Division. Demand for plant upgrades, modification and maintenance services in the U.S. has been positively impacted by the aging infrastructure of nuclear power generation facilities and the tendency of plant owners electing to outsource these services as a means of reducing fixed costs. Our level of plant modification and maintenance work performed at nuclear power plants trended downward in 2012 and is expected to return to normalized levels in 2013 with period-to-period fluctuations resulting from the timing of particular outages within our customer base.

Within our modification and maintenance services, our customers have experienced lower demand for power as a result of current economic conditions and the mild winter in 2011. Our customers are also experiencing increased competition due to low natural gas prices. As a result, some of our customers reduced the scope of elective maintenance projects. Capital spending constraints and deferred maintenance requirements negatively impacted revenues in 2012 but we expect an increased volume of bid activity in 2013.

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

We participated in all of the U.S. new and re-start nuclear plant projects in 2012. Our performance in 2012 has positioned us to increase our level of participation in 2013. We also made investments through workforce additions in 2012 to position us for additional nuclear work as well as expand our end markets. These investments increased our operating costs slightly in 2012, but will provide resources that will develop opportunities for long-term growth.

In connection with the Fukushima, Japan incident in March 2011, the NRC has issued preliminary guidance related to certain modifications on the U.S. nuclear fleet, but the timing and scope of such modifications remain uncertain as U.S. utilities evaluate how these preliminary guidelines will apply to their nuclear sites. We do anticipate some projects to begin to materialize by the second half of 2013 from this guidance.

Our overall long-term outlook remains positive as we believe the U.S. nuclear industry will continue to utilize third-party contractors to service the aging infrastructure under an increasing regulatory environment that drives baseline maintenance and capital investments.

Executing our Business Strategy and other costs. As we seek to execute our business strategy we anticipate an increase in selling and administrative expenses as we invest in technologies and develop our team. In addition, the potential effects of implementing and compliance with the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 act on our selling and administrative expenses are uncertain.

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

Revenue Recognition. We are organized in two reportable segments; the Products Division and the Services Division. Substantially all of our revenue within the Products Division are derived from fixed-priced contracts. Within the Services Division, we enter into a variety of contract structures including cost plus reimbursements, time and material contracts and fixed-price contracts. The determination of the contract structure within the Services Division is based on the scope of work, complexity and project length and customer preference and contract terms. We expense pre-contract costs as incurred. Change orders are included in total estimated contract revenue when they can be reliably estimated and it is probable that the change order will be approved by the customer or realized. Costs related to change orders are recognized when they are incurred. In our Products Division, revenue for gas turbine auxiliary and control house equipment is recognized on the completed contract method, typically when the unit is delivered and title and risk of loss have transferred to the customer. Revenue for the Selective Catalytic Emission Reduction (“SCR”) product line in the Products Division and the fixed-price contracts in the Services Division are recognized on the percentage-of-completion method.

The percentage-of-completion method generally results in the recognition of reasonably consistent profit margins over the life of a contract since management has the ability to produce reasonably dependable estimates of contract billings and contract costs. We use the level of profit margin that is most likely to occur on a contract. If the most likely profit margin cannot be precisely determined, the lowest probable level of profit in the range of estimates is used until the results can be estimated more precisely. Our estimate of the total contract costs to be incurred at any particular time has a significant impact on the revenue recognized for the respective period. Changes in job performance, job conditions, estimated profitability, final contract settlements and resolution of claims may result in revisions to costs and income, and the effects of such revisions are recognized in the period that the revisions are determined. Estimated losses on uncompleted contracts are recognized in the period in which they first become apparent. Under percentage-of-completion accounting, management must also make key judgments in areas such as the percentage-of-completion, estimates of project revenue, costs and margin, estimates of total and remaining project hours and liquidated damages assessments. Any deviations from estimates could have a significant positive or negative impact on our results of operations.

Products Division revenue for gas turbine auxiliary and control house equipment is recognized on the completed contract method, typically when the unit is shipped. Certain of these contracts specify separate delivery dates of individual equipment units or require customer acceptance of a product. In circumstances where separate delivery dates of individual equipment units exist, we recognize revenue when the customer assumes the risk of loss and title for the equipment, which is generally the date the unit is shipped, and corresponding costs previously deferred are charged to expense. In circumstances where the contract requires customer acceptance of a product in addition to transfer of title and risk of loss to the customer, revenue is either recognized (i) upon shipment when we are able to demonstrate that the customer specific objective criteria have been met or (ii) upon customer acceptance. Once title and risk of loss have transferred and, where applicable, customer acceptance is complete, we have no further performance obligations. Our SCR product line follows percentage-of-completion method based on cost-to-cost input measures. Regardless of contract provisions, we require that the customer assumes risk of loss and title, and the installation is operating according to specifications or is an uninstalled unit that has been accepted by the customer for revenue to be recognized. Changes in job performance, job conditions, estimated profitability, final contract settlements and resolution of claims may result in revisions to job costs and income amounts that are different than amounts originally estimated.

Cost plus and time and material contracts represent the majority of the contracts in the Service Division. For these contract types, we recognize revenue when services are performed based upon an agreed-upon price for the completed services or based upon the hours incurred and agreed-upon hourly rates. Some of our contracts include provisions that adjust contract revenue for safety, schedule or other performance measures. On cost reimbursable contracts, revenue is recognized as costs are incurred and includes applicable mark up earned through the date services are provided. Fixed price contracts are recognized under the percentage-of-completion method using cost-to-cost measures.

We may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. We determine the probability that such costs will be recovered based upon evidence such as past practices with the customer, specific discussions or preliminary negotiations with the customer or verbal approvals. We treat items as a cost of contract performance in the period incurred and will recognize revenue if it is probable that the contract price will be adjusted and can be reliably estimated.

Revenue and cost of revenue for the discontinued Deltak business unit were recognized on the percentage-of-completion method based on the percentage of actual hours incurred to date in relation to total estimated hours for each contract. This method was used because management considered expended labor hours to be the best available measure of progress on these contracts.

Long-Lived Assets. In accordance with Accounting Standards Codification (“ASC”) 360-10-35—Subsequent Measurement—Impairment or Disposal of Long-Lived Assets, we group long-lived assets at the lowest level for which cash flows are largely independent. Long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable according to ASC 360-10-05—Impairment or Disposal of Long-Lived Assets. If circumstances require a long-lived asset be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. We have determined that no events or change in circumstances have occurred that indicate that the carrying amount of any of our long-lived assets may not be recoverable.

Goodwill. Goodwill represents the excess of costs over fair value of net assets of businesses acquired. In accordance with ASC 350-20—Intangibles-Goodwill, we evaluate goodwill for impairment annually and when an event occurs or circumstances change to suggest that the carrying value may not be recoverable. In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on the testing of goodwill impairment giving entities an option of performing a qualitative assessment before having to calculate the fair value of a reporting unit; however, we did not choose the qualitative assessment only option. Consequently, we executed a quantitative based impairment test as of December 31, 2012.

During 2012, 2011 and 2010, we performed our annual impairment review of goodwill and concluded that the estimated fair value of each reporting unit substantially exceeded the related carrying value and therefore no impairment was recorded. We also assess goodwill at the end of a quarter if a triggering event occurs. In determining whether an interim triggering event has occurred, management monitors (i) the actual performance of the business relative to the fair value assumptions used during our annual goodwill impairment test and (ii) significant changes to future expectations. In connection with the 2012 Acquisitions, we increased the Products Division goodwill by $15.3 million. In connection with the sale of the Deltak business unit in 2011, we reduced the Products Division goodwill by $6.4 million on August 31, 2011 and performed an assessment as of the transaction date of the reporting unit affected and concluded that the estimated fair value of the affected reporting unit substantially exceeded the related carrying value and therefore no impairment was recorded.

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

Under ASC 740—Income Taxes (“ASC 740”), FASB requires companies to assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available positive and negative evidence, and utilizing a “more likely than not” standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company’s current or previous operating history are given more weight than its future outlook, although we do consider future taxable income projections, ongoing tax planning strategies and the limitation on the use of carryforward losses in determining valuation allowance needs. We establish valuation allowances for our deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

In the fourth quarter of 2012, we did not place valuation allowances against foreign tax credits generated in 2012 in accordance with ASC 740. Based on the Company’s future strategy, its recent utilization of net operating loss (“NOL”) carryforwards, the scheduled reversal of deferred tax liabilities, historical operating income, projected future taxable income, and projected foreign source income, it is reasonably possible that certain foreign tax credit valuation allowances may be released in the near term in accordance with ASC 740. The potential range of foreign tax credit valuation allowance releases are projected to be between $0 and $5.7 million.

We recognized future cash tax benefits in the fourth quarter of 2012 of $3.9 million related to the increase of deferred tax assets. We also recognized non-recurring, non-cash tax benefits in the fourth quarter of 2012 of $1.8 million related to the release of ASC 740 liabilities for uncertain tax positions as of December 31, 2012.

In the second quarter of 2011, we significantly reduced our valuation allowances against deferred tax assets for intangible assets, accruals and U.S. NOL carryforwards in accordance with ASC 740. Management’s assessment in 2012 and 2011 included consideration of all available positive and negative evidence including, among other evidence, the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), recent utilization of NOL carryforwards, historical operating income, projected future taxable income, including foreign source income, customer concentration, tight credit markets, and tax planning strategies. Based on the weight of the available evidence, we determined that it was more likely than not that the U.S. and foreign NOL carryforwards and foreign tax credit carryforwards generated during 2012 were realizable based on the guidance provided in ASC 740. Based on expectations of taxable income, foreign source income and the ten year carryforward, foreign tax credits generated in 2012 are expected to be realized and did not require a valuation allowance. Because the U.S. NOL carryforwards were expected to be realized due to 2011 and future year’s income, only the portion attributable to future year’s income was released as a discrete event during the second quarter of 2011. The remainder was allocated to subsequent interim periods in 2011 as income was realized and would have adjusted the estimated annual effective tax rate.

We recognized a non-recurring, non-cash tax benefit in the second quarter of 2011 for continuing operations of $40.0 million related to the release of valuation allowances as of June 30, 2011. Our 2011 income allowed interim period decreases to the valuation allowance of $4.6 million and $1.3 million for third quarter and fourth quarter of 2011, respectively. Additionally, there were partially offsetting increases to valuation allowances in the second and fourth quarters of 2011 of $0.5 million and $0.3 million, respectively, for state NOL modifications. During the fourth quarter of 2011, we determined it was more likely than not that a portion of the foreign tax credit carryforwards were realizable and released the valuation allowance recorded against the portion of foreign tax credit carryforwards deemed realizable. Accordingly, we recognized a non-recurring, non-cash tax benefit at December 31, 2011 of $3.4 million related to the partial release of the valuation allowance in regards to foreign tax credit carryforwards.

We continue to record valuation allowances against a portion of foreign tax credit carryforwards and certain state NOL carryforwards based on our assessment that it is more likely than not that taxable income of the appropriate character will not be recognized in the appropriate jurisdictions before the carryforwards expire. As of December 31, 2012, we have valuation allowances of $6.3 million and $0.2 million recorded against foreign tax credit carryforwards and state NOL carryforwards, respectively.

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We recognize the tax benefit from uncertain tax positions only if it is more likely than not to be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. We believe that our benefits and accruals recognized are appropriate for all open audit years based on our assessment of many factors including past experience and interpretation of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. To the extent that the final tax outcome of these matters is determined to be different than the amounts recorded, those differences will impact income tax expense in the period in which the determination is made. We anticipate we will release $0.1 million of accruals of uncertain tax positions as the statute of limitations related to these liabilities will lapse in 2013.

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

Insurance. We self-insure a portion of our risk for health benefits and workers’ compensation. We maintain insurance coverage for other business risks including general liability insurance. We retain exposure to potential losses based on deductibles, coverage limits, and self-insured retentions. We charged approximately $6.6 million, $6.6 million and $6.0 million to expense during the years ended December 31, 2012, 2011 and 2010, respectively, with respect to health benefits, general liability and workers’ compensation claims incurred and related insurance premiums for excess claim coverage for continuing operations. Our reserves as of December 31, 2012 and 2011 consisted of estimated amounts unpaid for reported and unreported claims incurred. Our accrual for all self-insured risk retention as of December 31, 2012 and 2011 was $4.0 million and $4.7 million, respectively. As of December 31, 2012, we had $3.4 million in letters of credit outstanding as security for possible workers’ compensation claims.

Recent Accounting Guidance. For a discussion of recent accounting guidance and the expected impact that the guidance could have on our consolidated financial statements, see Note 2—Summary of Significant Accounting Policies included in our consolidated financial statements included in this Annual Report on Form 10-K.

Year 2012 Results

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

Our summary financial results during the years ended 2012, 2011 and 2010 are as follows ($ in thousands):

	Years Ended December 31,
	2012	2011	2010
Products revenue	$193,676	$157,880	$105,009
Services revenue	269,152	298,959	377,461

Total revenue	462,828	456,839	482,470
Cost of products revenue	150,642	121,363	76,323
Cost of services revenue	229,132	258,359	318,866

Cost of revenue	379,774	379,722	395,189
Gross profit	83,054	77,117	87,281
Selling and administrative expenses	62,608	50,561	47,662
Reorganization expense (income)	—	17	(1,477)

Operating income	20,446	26,539	41,096
Interest expense, net	1,563	1,119	7,052
Other expense (income), net	282	(98)	(1,026)

Income from continuing operations before income tax	18,601	25,518	35,070
Income tax expense (benefit)	1,031	(37,538)	5,964

Income from continuing operations	17,570	63,056	29,106
Discontinued operations:
Income from discontinued operations, net of tax	284	2,624	11,529
(Loss) gain on disposal, net of tax	(260)	11,178	—

Income from discontinued operations	24	13,802	11,529

Net income	$17,594	$76,858	$40,635

Products:

Operating results for our Products Division reflect higher shipment volumes for our Braden and Consolidated Fabricators business units compared to the prior year period primarily due to increased activity in the Middle East and the U.S. Gross margins realized during the year ended December 31, 2012 were materially similar to those realized in 2011.

During 2012, we also expanded our OEM offerings with the acquisition of Koontz-Wagner and our repair and replacement parts product line with the acquisition of TOG; both acquisitions closed during the third quarter of 2012.

Services:

Volumes in our Services Division depend in significant part upon our customers’ scheduling of refueling outages and timing of capital project work, which historically has varied from year to year and within each calendar year. As a result, the volume of outage work in any calendar year may vary as compared to prior years and during the course of the year as projects are commenced and completed. During 2012, we experienced a reduction in refueling outage work at nuclear power plants as a result of capital spending constraints and deferred maintenance requirements in response to lower electricity demand and two consecutive mild winters in 2011 and 2012. Offsetting the reduction in refueling outage work was a higher level of capital project work compared to 2011 related to our participation on new build and re-start nuclear project sites in the U.S. Our margins realized during 2012 have improved from 2011 due to operational execution and efficient project management on capital projects.

Backlog:

Our backlog consists of firm orders or blanket authorizations from our customers. Backlog may vary significantly from reporting period to reporting period due to the timing of customer commitments. The time between receipt of an order and actual completion, or delivery, of our products varies from a few weeks, in the case of inventoried precision parts, to a year or more, in the case of custom designed gas turbine auxiliary equipment, SCR system and other major plant components. We add a booking to our backlog for Products Division orders when we receive a purchase order or other written contractual commitment from a customer. We reduce Products Division backlog as revenue is recognized, or upon cancellation. The maintenance services we provide through our Services Division are typically carried out under long-term contracts spanning several years. Upon signing a multi-year maintenance contract with a customer for services, we add to our backlog only the first twelve months of work that we expect to perform under the contract. Additional work that is not identified under the original contract is added to our backlog when we reach an agreement with the customer as to the scope and pricing of that additional work. Capital project awards are typically defined in terms of scope and pricing at the time of contractual commitment from the customer. Upon receipt of a customer commitment, capital project bookings are added to our backlog at full contract value regardless of the time frame anticipated to complete the project. Maintenance services and capital project bookings are removed from our backlog as work is performed and revenue is recognized, or upon cancellation.

Backlog is not a measure defined by generally accepted accounting principles, and our methodology for determining backlog may vary from the methodology used by other companies in determining their backlog amounts. Backlog may not be indicative of future operating results and projects in our backlog may be cancelled, modified or otherwise altered by our customers.

The following table shows our backlog, by segment, as of December 31, 2012, 2011 and 2010 ($ in thousands):

	Backlog as of December 31,
	2012	2011	2010
Products Backlog	$113,193	$130,614	$100,700
Services Backlog	280,561	213,433	229,913

Total	$393,754	$344,047	$330,613

Our Products Division backlog as of December 31, 2012 decreased from December 31, 2011 by $17.4 million. Included in our Products Division backlog as of December 31, 2012 was $24.5 million related to the 2012 Acquisitions. Excluding the 2012 Acquisitions, Products Division backlog decreased by $42.1 million from December 31, 2011. This decrease was primarily driven by heavy volume shipments during the fourth quarter outpacing new orders. Proposal activity is robust for oil and gas pipeline infrastructure projects, and power generation project proposals remain steady with a heavier mix expected to ship in 2014 or later. Excluding the effects of the 2012 Acquisitions, the ratio of orders booked to orders shipped was 0.8-to-1 during the year ended December 31, 2012.

Our Services Division backlog as of December 31, 2012 increased from December 31, 2011 by $67.1 million. The increase in backlog from December 31, 2011 was primarily due to the renewal of a multi-year maintenance and modification contract as well as scope expansion on multi-year new build and re-start nuclear project sites. The build in backlog from new project bookings more than offset the impact of lower backlog from our core maintenance and modification services due to customer budget constraints. Of the $280.6 million in Services Division backlog as of December 31, 2012, we expect an estimated $74.3 million to convert to revenue beyond 2013. The ratio of project awards added to backlog to services rendered was 1.3-to-1 during the year ended December 31, 2012.

Year ended December 31, 2012 compared to year ended December 31, 2011

Revenue

($ in thousands)			Variance
	2012	2011	$	%
Products revenue	$193,676	$157,880	$35,796	22.7%
Services revenue	269,152	298,959	(29,807)	-10.0%

Total	$462,828	$456,839	$5,989	1.3%

Products Revenue. The composition of our Products Division revenue varies from period to period based on our product mix, the strength of various geographic markets we serve and our ability to address those markets. The geographic dispersion of where products were shipped during the years ended 2012 and 2011 was as follows:

($ in thousands)			Variance
	2012	2011	$	%
United States	$56,009	$42,489	$13,520	31.8%
Canada	4,306	5,800	(1,494)	-25.8%
Europe	8,583	5,513	3,070	55.7%
Mexico	4,091	4,568	(477)	-10.4%
Asia	14,920	19,028	(4,108)	-21.6%
Middle East	82,596	62,353	20,243	32.5%
South America	17,182	10,289	6,893	67.0%
Other	5,989	7,840	(1,851)	-23.6%

Total	$193,676	$157,880	$35,796	22.7%

The $35.8 million or 22.7% increase in Products Division revenue during the year ended December 31, 2012, compared to the corresponding period in 2011, was primarily due to increased shipments to the Middle East and the U.S. and incremental revenue of $13.9 million associated with the 2012 Acquisitions as compared to the year ended December 31, 2011. Project shipments delayed by customer requests during the first half of 2012 shipped in the second half of 2012. Project delivery dates often change after a project is added to our backlog due to project site logistics or customer driven change orders among other reasons including transportation logistics.

Services Revenue. The decrease in Services Division revenue of $29.8 million or 10.0% during the year ended December 31, 2012, was primarily due to an approximate $24.7 million in net revenue reduction from outage work in the year ended December 31, 2012 as compared to the same period in 2011. The decline in outage work was primarily related to two fewer planned outages in 2012 as compared to 2011 as well as decreases in scope due to deferred maintenance and customer spending constraints. In addition, $27.5 million in revenue recognized in 2011 was attributable to a contract that has since expired. The impact of these volume reductions was partially offset by approximately $15.2 million from increased construction support work at new build and re-start nuclear reactor sites and approximately $7.2 million of increased capital project work.

Gross Profit / Margin %

($ in thousands)			Variance
	2012	2011	$	%
Gross Profit—Products	$43,034	$36,517	$6,517	17.8%
Gross Margin %	22.2%	23.1%
Gross Profit—Services	$40,020	$40,600	$(580)	-1.4%
Gross Margin %	14.9%	13.7%

Total Gross Profit	$83,054	$77,117	$5,937	7.7%

Gross Margin %	17.9%	17.0%

Products. The increase in Products Division gross profit during the year ended December 31, 2012 of $6.5 million compared to the corresponding period in 2011, was primarily due to increases in revenue associated with higher shipment volumes, which impacted gross profit dollars by approximately $5.1 million. In addition, the 2012 Acquisitions favorably impacted gross profit dollars by approximately $3.5 million. The effect of the volume increase was partially offset by a decrease in realized gross margin percentage. Contributing to the decrease in gross margin percentage were increased warranty costs of $0.9 million and unfavorable absorption of $0.9 million related to expansion for our parts manufacturing capacity.

Services. The decrease in Services Division gross profit during the year ended December 31, 2012 of $0.6 million compared to the corresponding period in 2011, was primarily due to the decrease in revenue, which impacted gross profit dollars by approximately $4.1 million. The effect of the volume reduction was partially offset by an increase in gross margin percentage primarily due to $2.2 million related to improved operational execution, efficient project management on capital projects in 2012 and a $1.1 million favorable insurance retention reserve adjustment based on an updated actuarial estimate due to continued improvements in our safety record.

Selling and Administrative Expenses

($ in thousands)			Variance
	2012	2011	$	%
Selling and administrative expenses	$62,608	$50,561	$12,047	23.8%

Consolidated selling and administrative expenses include the costs associated with conducting our business, including general management, compensation and benefits of employees that are not direct costs of active projects, officers and directors, legal and professional fees and other general expenses.

Consolidated selling and administrative expenses increased by $12.0 million during the year ended December 31, 2012 as compared to the corresponding period in 2011. The increase was primarily due to $5.5 million in incremental expenses associated with the 2012 Acquisitions. Those costs included $2.9 million of transaction and integration costs as well as $1.0 million of non-cash intangible amortization expense. Also impacting the increase was $1.5 million in expenses related to CEO transition and other severance costs, $1.0 million increase in professional fees for strategic planning and tax projects and $0.6 million in higher non-cash stock compensation expense in 2012. Higher wages and benefits for the effect of a full 12 months of division and corporate management hires made in 2011 and 2012 also contributed $1.4 million to the increase in 2012. Additionally, within our Products Division, we incurred $1.3 million of incremental expenses related to product development, facility costs and expansion of our parts manufacturing capacity and $1.2 million related to the Enterprise Resource Planning (“ERP”) system implementation and incremental non-cash depreciation expense. These increases were partially offset by $0.5 million of non-cash intangible amortization expense that was fully amortized in 2011.

Operating Income

($ in thousands)			Variance
	2012	2011	$	%
Operating Income—Products	$9,271	$10,865	$(1,594)	-14.7%
Operating Income—Services	11,175	15,674	(4,499)	-28.7%

Total	$20,446	$26,539	$(6,093)	-23.0%

Products. Products Division operating income of $9.3 million during the year ended December 31, 2012 decreased $1.6 million or 14.7% compared to operating income of $10.9 million during the corresponding period in 2011. This was primarily due to $2.2 million of higher allocated corporate costs due to higher overall corporate costs. The increased corporate costs were impacted by the CEO transition, other severance costs, strategic planning and tax projects, higher wages and benefits for the effect of a full 12 months of corporate management hires made in 2011 and non-cash stock compensation expense. Also impacting the $1.6 million decrease was losses related to the acquisitions of $1.0 million primarily due to $1.9 million of business combination transaction costs. This was partially offset by higher organic profitability within the Products Division of $1.6 million primarily due to increases in revenue.

Services. Services Division operating income of $11.2 million during the year ended December 31, 2012 decreased $4.5 million or 28.7% compared to operating income of $15.7 million during the corresponding period in 2011. Operating margins were 4.2% and 5.2% during the years ended December 31, 2012 and 2011, respectively. This was primarily due to $3.2 million of higher allocated corporate costs due to higher overall corporate costs discussed above. Also impacting the decrease was a decline in gross profit of $0.6 million primarily due to lower revenue.

Interest Expense, net

($ in thousands)			Variance
	2012	2011	$	%
Interest expense, net	$1,563	$1,119	$444	39.7%

Interest expense, net consists of interest on outstanding letters of credit, interest on our unused commitment and amortization of debt issuance costs offset by interest income earned on cash balances.

Interest expense, net increased $0.4 million or 39.7% during the year ended December 31, 2012, compared to the corresponding period in 2011. The increase was primarily attributable to extinguishing our Previous Credit Facility, resulting in a $1.1 million charge to write-off the remaining portion of unamortized debt issuance costs. Additionally, we incurred $0.1 million of interest expense related to borrowings on the Revolving Credit Facility during the fourth quarter of 2012. There were no borrowings during 2011. These increases were partially offset by $0.4 million in reduced amortization of debt issuance costs as well as lower interest expense of $0.4 million during 2012 due to lower rates on our unused commitments and outstanding letters of credit.

Other Expense (Income), net

($ in thousands)			Variance
	2012	2011	$	%
Other expense (income), net	$282	$(98)	$380	-387.8%

The increase in other expense, net during the year ended December 31, 2012 compared to the corresponding periods in 2011, was primarily due to the impact of remeasuring U.S. dollars held in Europe to the functional Euro currency. We did not have a U.S. dollar cash balance in Europe during 2011.

Income Tax Expense (Benefit)

($ in thousands)			Variance
	2012	2011	$	%
Income tax expense (benefit)	$1,031	$(37,538)	$38,569	-102.7%

The increase in income tax expense during 2012 as compared to the income tax benefit during 2011 was primarily related to our large 2011 valuation allowances releases and increases to deferred tax assets and releases from uncertain tax positions which were larger than the 2012 releases from uncertain tax positions and increases to deferred tax assets.

The 2012 tax provision reflects increases to deferred tax assets and reductions in uncertain tax positions. In 2012, we realized deferred tax benefits resulting in future cash-tax savings of $3.9 million. We also released $1.8 million of accruals for uncertain tax positions due to lapsed statutes of limitations and for tax positions recognized during 2012.

The 2012 and 2011 valuation allowance releases on deferred tax assets for intangible assets, accruals, foreign tax credits and U.S. federal and state NOL carryforwards were calculated in accordance with ASC 740. Management’s 2012 and 2011 assessments included consideration of all available positive and negative evidence including, among other evidence, the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), recent utilization of NOL carryforwards, historical operating income, projected future taxable income, customer concentration, tight credit markets, and tax planning strategies. Based on results of the 2012 assessment, we determined that it was more likely than not that certain state and foreign NOL carryforwards were realizable based on the guidance provided in ASC 740. Based on results of the 2011 assessment, we determined that it was more likely than not that the applicable U.S. NOL carryforwards were realizable based on the guidance provided in ASC 740.

Our effective tax rate was 5.5% during 2012, compared to a negative 147.1% during 2011. The increase in our 2012 effective tax rate was primarily due to a fluctuation in the valuation allowance we used in connection with deferred tax assets that occurred during 2011. Other contributing factors included permanent differences between book and tax treatment of certain items, and mix of earnings in various tax jurisdictions. Increases to NOL carryforwards reduced our effective tax rate by 19.7% in 2012. Reductions to the valuation allowance reduced our effective tax rate by approximately 189.8% during 2011. Permanent differences between book and tax treatment of certain items increased our effective tax rate by approximately 2.1% during 2012 and 5.6% during 2011.

As of December 31, 2012, we would need to generate approximately $100.7 million of future financial taxable income to realize our deferred tax assets.

Income from Discontinued Operations, Net of Tax

($ in thousands)			Variance
	2012	2011	$	%
Income from discontinued operations, net of tax	$284	$2,624	$(2,340)	-89.2%

Income from discontinued operations, net of tax during the year ended December 31, 2012 and 2011 were fully comprised of the Deltak business unit, divested on August 31, 2011. Income from discontinued operations, net of tax in 2012 consisted primarily of the expiration of warranty periods partially offset by costs incurred on the wind-down of in-process contracts and legal and professional fee expenses.

(Loss) Gain on Disposal of Discontinued Operations, Net of Tax

($ in thousands)			Variance
	2012	2011	$	%
(Loss) gain on disposal, net of tax	$(260)	$11,178	$(11,438)	-102.3%

The loss on disposal of discontinued operations, net of tax of $0.3 million in 2012 was due to the final settlement with Hamon. In 2011, the gain on disposal of discontinued operations, net of tax of $11.2 million resulted from our August 2011 sale of the Deltak business unit.

Year ended December 31, 2011 compared to year ended December 31, 2010

Revenue

($ in thousands)			Variance
	2011	2010	$	%
Products revenue	$157,880	$105,009	$52,871	50.3%
Services revenue	298,959	377,461	(78,502)	-20.8%

Total	$456,839	$482,470	$(25,631)	-5.3%

Products Revenue. The composition of our Products Division revenue varies from period to period based on our product mix, the strength of various geographic markets we serve and our ability to address those markets. The geographic dispersion of where products were shipped during the years ended 2011 and 2010 was as follows:

($ in thousands)			Variance
	2011	2010	$	%
United States	$42,489	$49,562	$(7,073)	-14.3%
Canada	5,800	983	4,817	490.0%
Europe	5,513	10,700	(5,187)	-48.5%
Mexico	4,568	372	4,196	1128.0%
Asia	19,028	6,980	12,048	172.6%
Middle East	62,353	13,311	49,042	368.4%
South America	10,289	14,679	(4,390)	-29.9%
Other	7,840	8,422	(582)	-6.9%

Total	$157,880	$105,009	$52,871	50.3%

The increase in Products Division revenue during 2011 as compared to 2010 was attributable to improved economic conditions as demand for gas turbine auxiliary equipment returned during 2011 following the global recession crisis which reduced industrial demand for and constricted project funding during 2010. Products destined for the Middle East led the recovery for our product offerings in 2011.

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

Gross Profit / Margin %

($ in thousands)			Variance
	2011	2010	$	%
Gross Profit—Products	$36,517	$28,686	$7,831	27.3%
Gross Margin %	23.1%	27.3%
Gross Profit—Services	$40,600	$58,595	$(17,995)	-30.7%
Gross Margin %	13.7%	15.5%

Total Gross Profit	$77,117	$87,281	$(10,164)	-11.6%

Gross Margin %	17.0%	18.1%

Products. Products Division gross-profit of $36.5 million increased by $7.8 million during 2011 as compared to 2010. This was primarily driven by higher revenue as discussed in the year-over-year revenue comparison. The $52.9 million revenue increase contributed approximately $14.4 million in additional gross profit dollars based on the 2010 gross profit margin percentage. The impact of the volume increases was partially offset by a 4.2% decrease in gross profit margin percentage causing a reduction of approximately $6.6 million of gross profit dollars. Gross margin percentage fluctuates based on many factors including engineering and design requirements for the equipment, the project location and gas turbine manufacturing capacity as compared to the level of demand for new power capacity additions. The lower gross margins realized in 2011 is the result of competitive market pressure on “as sold” margins due to weaker economic conditions when the projects were booked in 2010. Also impacting the decrease in 2011 gross profit margin were favorable warranty reserve adjustments of $1.8 million during 2010 that did not occur in 2011. This was partially offset by a $2.7 million increase in overhead absorption during 2011 resulting from increased project activity.

Services. The gross profit for Services Division decreased during 2011 by $18.0 million as compared to 2010. The reduction was primarily driven by revenue declines as well as approximately $1.5 million of non-recurring warranty and change in estimate on workers’ compensation reserves resulting from improved safety performance and engagement of an actuarial specialist to enhance our estimation process during the year ended December 31, 2010 that did not recur during the year ended December 31, 2011.

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

Operating Income

($ in thousands)			Variance
	2011	2010	$	%
Operating Income—Products	$10,865	$7,599	$3,266	43.0%
Operating Income—Services	15,674	33,497	(17,823)	-53.2%

Total	$26,539	$41,096	$(14,557)	-35.4%

Products. Products Division operating income of $10.9 million during the year ended December 31, 2011 increased $3.3 million or 43.0% compared to operating income of $7.6 million during the corresponding period in 2010. Operating margins were 6.9% and 7.2% during the years ended December 31, 2011 and 2010, respectively. The increase in the Products Division operating income was primarily due to increased gross profit of $7.8 million stemming primarily from revenue increases offset by lower gross margins as a result of competitive market pressure on “as sold” margins due to weaker economic conditions when the projects were booked in 2010 and favorable warranty reserve adjustments of $1.8 million during 2010 that did not occur in 2011 as well as additional expenses related to system upgrades. These increases were partially offset by a $0.3 million decrease in the allocation to the Products Division of its proportionate share of corporate selling and administrative expenses, which was driven by our internal allocation methodology of corporate headquarters costs to the segments.

Services. Services Division operating income of $15.7 million during the year ended December 31, 2011 decreased $17.8 million or 53.2% compared to operating income of $33.5 million during the corresponding period in 2010. Operating margins were 5.2% and 8.9% during the years ended December 31, 2011 and 2010, respectively. The decrease was primarily due to reduced gross profit of $18.0 million stemming primarily from revenue declines and favorable warranty and insurance reserve adjustments in 2010. Additionally, allocation to the Services Division of its proportionate share of corporate selling and administrative expenses decreased by approximately $1.0 million, which was driven by our internal allocation methodology of corporate headquarters costs to the segments.

Interest Expense, net

($ in thousands)			Variance
	2011	2010	$	%
Interest expense, net	$1,119	$7,052	$(5,933)	-84.1%

Interest expense, net consists of term loan interest, interest on outstanding letters of credit, interest on our unused commitment and amortization of debt issuance costs offset by interest income earned on cash balances.

Interest expense, net decreased $5.9 million during 2011 as compared to 2010. The decline was attributable to repayment of the term loan facility in November 2010, resulting in a $3.2 million reduction in interest expense and a $2.7 million reduction in amortization of debt issuance costs. From November 2010 through September 2012, there were no borrowings.

Other Income, net

($ in thousands)			Variance
	2011	2010	$	%
Other income, net	$(98)	$(1,026)	$928	-90.4%

Other income, net consists mainly of a gain on foreign exchange contracts recognized in 2010.

Income Tax (Benefit) Expense

($ in thousands)			Variance
	2011	2010	$	%
Income tax (benefit) expense	$(37,538)	$5,964	$(43,502)	-729.4%

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

Because the U.S. NOL carryforwards are expected to be realized due to 2011 and future year’s income, only the portion attributable to future year’s income was released as a discrete event during the second quarter of 2011. The remainder was properly allocated to subsequent interim periods as current year activity as income was realized and would have adjusted the estimated annual effective tax rate accordingly. Therefore, we recognized a non-recurring, non-cash tax benefit in the second quarter of 2011 for continuing operations of $40.0 million related to the release of valuation allowances, which significantly impacted the income tax expense during 2011. Our 2011 income allowed interim period decreases to the valuation allowance of $4.6 million and $1.3 million for third quarter and fourth quarter of 2011, respectively. Additionally, there were partially offsetting increases to valuation allowances in the second and fourth quarters of 2011 of $0.5 million and $0.3 million, respectively, for state NOL modifications. Additionally, we recognized a non-recurring, non-cash tax benefit in the fourth quarter of 2011 of $3.4 million for the partial release of valuation allowances on some of the foreign tax credit carryforwards. We did not reverse valuation allowances against remaining foreign tax credit carryforwards and certain state NOL carryforwards.

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

Income from Discontinued Operations, Net of Tax

($ in thousands)			Variance
	2011	2010	$	%
Income from discontinued operations, net of tax	$2,624	$11,529	$(8,905)	-77.2%

Discontinued operations was comprised of (i) Deltak business unit, divested on August 31, 2011, which was primarily involved with the specialty boiler product lines and (ii) Deltak large-scale HRSG operations, divested during 2006.

During 2011, the $2.6 million of income from discontinued operations, net of tax was fully comprised of the Deltak business unit sold in 2011. During 2010, the $11.5 million of income from discontinued operations, net of tax was comprised of (i) $3.0 million from the Deltak large-scale HRSG operations from the recognition of excess billing deferred until the earnings process was considered completed upon the satisfaction of the performance milestones set forth in the completion agreements and (ii) $8.5 million from the Deltak business unit sold in 2011.

Gain on Disposal of Discontinued Operations, Net of Tax

($ in thousands)			Variance
	2011	2010	$	%
Gain on disposal, net of tax	$11,178	$—	$11,178	100.0%

Gain on disposal of discontinued operations, net of tax was comprised of $11.2 million during 2011, resulting from our August 2011 sale of Deltak for $31.0 million in cash, less a $4.9 million working capital adjustment. No comparable gain was recognized during 2010.

Liquidity and Capital Resources

Overview

As of December 31, 2012, our unrestricted cash and cash equivalents totaled $32.0 million, comprised of $10.5 million of U.S. cash and $21.5 million of non-U.S. cash. The net decrease in unrestricted cash and cash equivalents of approximately $67.5 million from December 31, 2011, was impacted by the following activity:

•	We spent $44.5 million of cash to fund the 2012 Acquisitions.

•	We spent $4.6 million of cash on dividends.

•	We spent $6.8 million on share repurchases.

•	We received $6.1 million in connection with a settlement agreement with Hamon.

•	We spent $37.5 million of cash to fund working capital needs in 2012 as compared to $2.9 million in 2011.

In addition to our unrestricted cash and cash equivalents, the amount available under our Revolving Credit Facility as of December 31, 2012 was $87.1 million. Our ability to access the maximum amount of availability is dependent upon certain conditions as defined in the Revolving Credit Facility agreement.

Cash generated by operations and borrowings available under our Revolving Credit Facility represent our primary sources of short-term liquidity. We believe our existing cash and cash equivalents, cash flow from operations and our available borrowings will be adequate to satisfy our working capital needs, general corporate purposes, capital expenditures, interest payments on our unused borrowing capacity, common stock repurchases, dividends on our common stock and other liquidity requirements associated with our existing operations over the next 12 months. Additionally, we may use U.S. or non-U.S. cash on hand or may borrow against our Revolving Credit Facility to support growth initiatives either organically or through additional acquisitions of complementary businesses.

Included in our total unrestricted cash and cash equivalents was approximately $21.5 million maintained in our non-U.S. operations and subsidiaries. In general, these resources are not available to fund our U.S. operations unless the funds are repatriated to the U.S., which would expose us to taxes we presently have not accrued in our results of operations. We presently have no plans to repatriate these funds to the U.S. as we believe the liquidity generated by our U.S. operations and our unused borrowing capacity are sufficient to meet the cash requirements of our U.S. operations.

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

Our ability to generate sufficient cash depends on numerous factors beyond our control. We cannot be assured that our business will generate sufficient cash flow from operations or that future borrowings in addition to our Revolving Credit Facility will be available to us in an amount sufficient to enable us to fund our liquidity needs. There can be no assurance that additional financing above our Revolving Credit Facility will continue to be available in the future or that it will be available under terms acceptable to us. Failure to obtain sufficient capital could materially hinder our future expansion strategies.

Restricted Cash

In accordance with the Deltak sale agreement, we set aside $6.9 million in escrow, of which $3.1 million was recorded in short-term restricted cash and $3.8 million, that was subject to a five year escrow term, was recorded in other long-term assets. This escrow was a funding mechanism for settlement of warranty claims and other possible contractual claims. During the third quarter of 2012, the Deltak buyer asserted claims preventing the release of the short-term portion of the escrow that was due for release on August 31, 2012. These claims were settled in December 2012 and resulted in the release of escrow funds of $6.1 million to us and $0.4 million to the Deltak buyer. The remaining $0.4 million will remain in escrow to cover future contingencies. See Note 15 — Commitments and Contingencies to these consolidated financial statements for more information regarding the claims.

Dividend and Stock Repurchases

In May 2012, our Board of Directors approved a dividend policy related to our common stock. The dividends declared during each of the second, third and fourth quarters of 2012 were $0.09 per share and dividends paid totaled approximately $1.5 million in each of the second, third and fourth quarters of 2012. We anticipate the cash used for future dividends and the repurchase program will come from current U.S. cash and from on-going

U.S. operating activities and the cash generated from such activities. The timing and amounts of any future dividends are subject to determination and approval by our Board of Directors.

Additionally, in May 2012, our Board of Directors authorized a program to repurchase up to two million shares of our common stock until the earlier of June 30, 2014 or a determination by the Board of Directors to discontinue the repurchase program. The repurchase program does not obligate us to acquire any specific number of shares. Through December 31, 2012, we had repurchased 421,731 shares for an aggregate cost of approximately $6.8 million since the inception of the repurchase program announced on June 1, 2012. As of December 31, 2012, we had 1,578,269 shares remaining to be repurchased under the current authorization.

Liquidity Outlook

Aside from normal recurring operational and financing cash flows, expectation of sources and uses of cash and our liquidity for 2013 includes:

•	We expect to utilize a combination of NOL carryforwards and other deferred tax assets in 2013. As such, we do not expect to pay U.S. federal income taxes in 2013.

•	We expect to spend between $6.0 million to $8.0 million in capital expenditures to upgrade manufacturing facilities, machinery and equipment and information technology infrastructure.

•	We could have additional acquisitions during 2013, which we may elect to, or may be required to, borrow under our Revolving Credit Facility.

•	We expect to continue to pay dividends and repurchase shares under the share repurchase program; although the timing and amounts will be reviewed during each quarter in 2013.

Changes in cash and cash equivalents during the years ended December 31, 2012, 2011 and 2010 were as follows ($ in thousands):

	Years Ended December 31,
	2012	2011	2010
Statement of cash flow data:
Cash flows provided by (used in):
Operating activities	$(8,650)	$31,161	$20,296
Investing activities	(44,201)	16,557	(681)
Financing activities	(15,392)	(3,077)	(65,955)
Effect of exchange rate changes on cash	703	(624)	(1,406)

Change in cash and cash equivalents	$(67,540)	$44,017	$(47,746)

2012 as compared to 2011

Operating Activities

Cash flows used in operating activities during the year ended December 31, 2012 were $8.7 million and was primarily impacted by the following:

•

Net income of $17.6 million, adjusted by non-cash expenses of $7.0 million for stock-based compensation, $3.7 million of depreciation and amortization on plant, property and equipment and intangible assets, $1.2 million of amortization of deferred financing costs and $0.4 million from a pre-tax gain on the Deltak sale. This was partially offset by a $0.9 million increase in net deferred income taxes.

•	Net accounts receivable increased by $34.6 million reducing operating cash flows. This change included unfavorable increases in accounts receivable from both our Products and Services Divisions.

•

A decrease in cash due to a total of $11.0 million of additional working capital deployed (the sum of the changes in costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings) to jobs in progress as of December 31, 2012. This change was primarily driven by a higher level of project activity in our Products Division and also impacted by the timing of billings in our Services Division.

•

An increase in cash from accounts payable of $11.2 million due to the favorable timing of disbursements. This was primarily driven by the Products Division as payables as of December 31, 2012 were incurred related to the large volume of projects in progress during the year.

•	A decrease in cash of $1.7 million for accrued and other liabilities primarily due to month-end payroll cut off dates and lower incentive compensation accruals.

•	A decrease in cash of $1.2 million for accrued warranties primarily due to the settlement of warranties in the Products Division.

Cash flows provided by operating activities during the year ended December 31, 2011 were $31.2 million and were primarily impacted by the following:

•

Net income of $76.9 million, reduced by two significant non-cash items including a $34.8 million increase in net deferred income taxes (which was impacted by the valuation allowance release) as well as the $17.3 million pre-tax gain on the Deltak sale. This was partially offset by $6.4 million of non-cash stock compensation expense as well as $2.4 million of depreciation and amortization of property, plant, equipment and software.

•

Net accounts receivable decreased by $3.3 million contributing to higher operating cash flows. This was primarily driven by a favorable reduction of receivables in the Services Division due to the completion of a large capital project in 2011 including the collection of receivables in 2011, partially offset by an increase in receivables in the Products Division driven by an increase in revenue during 2011.

•

An increase in cash due to a $10.8 million reduction of working capital deployed (the sum of the changes in costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings) to jobs in progress as of December 31, 2011. This change was primarily driven by the completion of a large capital project in the Services Division in 2011.

•	A decrease in cash of $2.0 million due to an increase in other current assets primarily due to an increase in prepaid insurance and prepaid taxes during 2011.

•

A decrease in cash of $5.5 million from accounts payable due to the unfavorable timing of disbursements. This was primarily driven by the Services Division as payables declined from December 31, 2010 as transaction activity volume was lower due to the completion of a large capital project during 2011.

•

A decrease in cash from the reduction in accrued and other liabilities of $7.2 million. Approximately $3.2 million of the decrease related to reductions in accrued compensation and benefits due to the timing of payroll cut-off dates in the Services Division and lower incentive compensation accruals

•	A decrease in cash of $1.3 million for accrued warranties primarily due to the settlement of warranties in the Products Division.

Investing Activities

Cash flows used in investing activities of $44.2 million during the year ended December 31, 2012 consisted primarily of $44.5 million of cash paid for the 2012 Acquisitions and $6.1 million from the 2012 release of escrow funds related to the sale of the Deltak business unit in the third quarter of 2011 offset by $5.8 million of purchases of property, plant and equipment.

Cash flows provided by investing activities of $16.6 million during the year ended December 31, 2011 consisted primarily of $19.4 million of cash proceeds from the sale of the Deltak business unit in the third quarter of 2011.

Financing Activities

Cash flows used in financing activities of $15.4 million during the year ended December 31, 2012 consisted primarily of cash expenditures of $6.8 million utilized to repurchase shares, $4.6 million related to cash dividends paid in the second, third and fourth quarters of 2012, $3.0 million of cash paid for the repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation and $0.9 million for costs associated with the issuance of our Revolving Credit Facility.

Cash flows used in financing activities of $3.1 million during the year ended December 31, 2011 consisted primarily of cash expenditures of $3.1 million for the repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation.

Effect of Exchange Rate Changes on Cash

The effect of exchange rate changes increased cash by $0.7 million during the year ended December 31, 2012. The increase was primarily driven by the strengthening of the Euro against the U.S. Dollar from December 31, 2011 to December 31, 2012. The effect of exchange rate changes decreased cash by $0.6 million during the year ended December 31, 2011. The decrease was primarily driven by the weakening of the Euro against the U.S. Dollar from December 31, 2010 to December 31, 2011.

2011 as compared to 2010

Operating Activities

Cash flows provided by operating activities during the year ended December 31, 2011 were $31.2 million and were primarily impacted by the items stated above.

Cash flows provided by operating activities during the year ended December 31, 2010 were $20.3 million and was primarily impacted by the following:

•

Net income of $40.6 million, adjusted by non-cash expenses of $3.8 million for stock-based compensation, $7.2 million of depreciation and amortization on plant, property and equipment and intangible assets and $3.2 million of amortization of deferred financing costs.

•

Net accounts receivable decreased by $3.4 million reducing operating cash flows. This change included favorable contributions from our Services Division and our discontinued Deltak business unit partially offset by an increase in receivables in the Products Division.

•

A decrease in cash due to a total of $23.4 million of additional working capital deployed (the sum of the changes in costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings) to jobs in progress as of December 31, 2010. This change was primarily driven by our Products Division and our discontinued Deltak business unit and also impacted by the timing of billings in our Services Division.

•

A decrease in cash from accounts payable of $12.6 million due to the unfavorable timing of disbursements. This was primarily driven by the Services Division as payables as of December 31, 2010 were incurred related to the large volume of projects in progress during the year.

Investing Activities

Cash flows provided by investing activities of $16.6 million during the year ended December 31, 2011 consisted primarily of $19.4 million of cash proceeds from the sale of the Deltak business unit in the third quarter of 2011.

Net cash used in investing activities for 2010 was $0.7 million, primarily applied to the purchase of fixed assets, partially offset by cash provided by a decrease in restricted cash.

Financing Activities

Cash flows used in financing activities of $3.1 million during the year ended December 31, 2011 consisted primarily of cash expenditures of $3.1 million for the repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation.

Net cash used in financing activities for 2010 was $66.0 million, primarily resulting from the repayment of our term loan facility in full related interest.

Effect of Exchange Rate Changes on Cash

The effect of exchange rate changes decreased cash by $0.6 million during the year ended December 31, 2011. The effect of exchange rate changes decreased cash by $1.4 million during the year ended December 31, 2010. These decreases were primarily driven by the weakening of the Euro against the U.S. Dollar from December 31, 2009 to December 31, 2011.

Discontinued Operations

Cash flows provided by operating activities included operating cash flows from discontinued operations of $0.3 million, $1.1 million and $1.0 million during the years ended December 31, 2012, 2011 and 2010, respectively.

Financing

Revolving Credit Facility. On February 21, 2012, we entered into a Revolving Credit Facility, which replaced our previous $150 million Credit Facility. As of December 31, 2012, we had no debt outstanding and we were in compliance with all financial and other covenants under the Revolving Credit Facility. During the fourth quarter of 2012, we borrowed $15.0 million on our Revolving Credit Facility which we repaid by December 31, 2012. Prior to the fourth quarter of 2012, we had not borrowed funds since the November 2010 payoff of the term loan on our Previous Credit Facility.

The Revolving Credit Facility allows for borrowings up to $100 million, subject to outstanding standby letters of credit and other restrictions, with an accordion feature for up to $50 million of additional borrowing capacity. The facility has a $75 million revolving letter of credit facility and provides access to multi-currency funds. The Revolving Credit Facility has a maturity date of February 21, 2017.

The Revolving Credit Facility, while structured to support strategic growth initiatives and provide flexibility regarding return on capital alternatives, includes affirmative and negative covenants, including customary limitations on securing additional debt and liens and restrictions on transactions and payments as well as the following two financial covenants:

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

We will be in default under the Revolving Credit Facility if we:

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

If we default, the participating banks may restrict our ability to borrow additional funds under the Revolving Credit Facility, require that we immediately repay all outstanding loans with interest and require the cash collateralization of outstanding letter of credit obligations. We have given a first priority lien on substantially all of our assets as security for the Revolving Credit Facility.

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

As of December 31, 2012, we had a contingent liability for issued and outstanding stand-by letters of credit, generally issued to secure performance on customer contracts. As of December 31, 2012, the balance of stand-by letters of credit totaled approximately $12.9 million for U.S. entities and $12.2 million (U.S. dollars) for non-U.S. entities. Currently, there are no amounts drawn upon these letters of credit. In addition, as of December 31, 2012, we had outstanding surety bonds on projects of approximately $36.9 million. Our subsidiaries provide financial guarantees for certain contractual obligations in the ordinary course of business. As of December 31, 2012, the balance of these financial guarantees was no greater than $10.8 million.

Contractual Obligations

Our cash requirements as of December 31, 2012 for contractual obligations were as follows ($ in thousands):

	Total	Less than 1 year	1- 3 years	3- 5 years	More than 5 years
Operating Lease Obligations (1)	$10,106	$2,468	$3,956	$2,602	$1,080
Purchase Obligations (2)	884	—	884	—	—

Total	$10,990	$2,468	$4,840	$2,602	$1,080

(1)

We enter into operating leases in the normal course of business. Some lease agreements provide us with the option to renew the leases or purchase the leased property. Our future operating lease payments would change if we exercised these renewal options and if we entered into additional operating lease agreements.

(2)	Purchase obligations relate to real property.

The table above does not include potential payments relating to our:

•	commitment fees for unused lines of credit as management believes that our interest expense on the unused line will not have a material impact on our cash flows and financial position; or

•	uncertain tax positions of $4.2 million as of December 31, 2012, as we cannot reasonably predict the timing of the net cash outflows associated with the settlement of these obligations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We may be exposed to market risk through changes in interest rates and foreign currency exchange fluctuations. We have established policies to monitor and control these market risks.

Foreign Exchange Rate Risk. We operate in a number of international areas and are involved in transactions denominated in currencies other than the U.S. dollar, which exposes us to foreign currency exchange rate risk. We have from time-to-time used derivative instruments to hedge our foreign currency transactions. We did not enter into any such instruments as of or during the year ended December 31, 2012. We do not hold or issue foreign currency forward contracts, option contracts or other derivative financial instruments for speculative purposes.

Interest Rate Risk. Our primary market risk exposure is volatility of interest rates, primarily in the U.S. We manage interest rates through the use of a combination of fixed and floating rate debt and interest rate swap agreements. We are subject to interest rate changes on our LIBOR-based variable interest rate under our Revolving Credit Facility. As of December 31, 2012, we had no outstanding borrowings on our Revolving Credit Facility. During the fourth quarter of 2012, we borrowed $15.0 million on our Revolving Credit Facility which we repaid by December 31, 2012. Prior to the fourth quarter of 2012, we had not borrowed funds since the November 2010 payoff of the term loan on our Previous Credit Facility.

Interest Rate Sensitivity. Based on the absence of any term loan borrowings as of December 31, 2012, a 50 basis point fluctuation in short-term interest rates would have a de minimis impact on our expected pre-tax income on an annual basis.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Internal Control—Integrated Framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring. The scope of management’s assessment of the effectiveness of internal control over financial reporting excluded the acquisition of KWCC, which was acquired on July 30, 2012, and TOG which was acquired on September 5, 2012. Collectively, the 2012 Acquisitions’ assets as of December 31, 2012 and net revenues and loss from continuing operations before income taxes for the year ended December 31, 2012 constitute approximately 15%, 3% and -5% of our total assets, net revenues and income from continuing operations before income taxes, respectively. Note 3 to our consolidated financial statements includes a discussion of these acquisitions. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

BDO USA, LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2012, as stated in their reports on pages F-2 and F-3 of this report.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2012, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 with respect to the executive officers and key employees is included in Part I of this Annual Report on Form 10-K.

The information required by Item 10 with respect to the directors is incorporated by reference to the information included under the caption “Election of Directors” in our Proxy Statement for the 2013 Annual Meeting of Stockholders, which we plan to file within 120 days after December 31, 2012, the end of our fiscal year.

The information required by Item 10 with respect to compliance with Section 16 of the Exchange Act is incorporated by reference to the information included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2013 Annual Meeting of Stockholders.

The information required by Item 10 with respect to the audit committee and the audit committee financial expert is incorporated by reference to the information included under the caption “The Board, its Committees and its Compensation Board Leadership and Committee Composition – Audit Committee” in our Proxy Statement for the 2013 Annual Meeting of Stockholders.

The information required by Item 10 with respect to the Code of Business Conduct and Ethics is posted on our website at www.globalpower.com, in the Investor Relations section under “Corporate Governance—Code of Business Conduct and Ethics of Global Power Equipment Group Inc.”

We will post information regarding any amendment to, or waiver from, our Code of Business Conduct and Ethics on our website at www.globalpower.com in the Investor Relations section under “Corporate Governance.”

Item 11. Executive Compensation.

The information required by Item 11 is incorporated by reference to the information included under the captions “Executive Compensation,” “The Board, its Committees and its Compensation—Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis” and “Compensation Committee Report” in our Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to the information included under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The information required by Item 13 with respect to certain relationships and related transactions is incorporated by reference to the information included under the captions “Certain Relationships and Related Transactions” and “The Board, its Committees and its Compensation—Director Independence” in our Proxy Statement for the 2013 Annual Meeting of Stockholders.

The information required by Item 13 with respect to director independence is incorporated by reference to the information included under the captions “Certain Relationships and Related Transactions” and “The Board, its Committees and its Compensation—Director Independence” in our Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 with respect to the fees and services of BDO USA, LLP, our independent registered public accounting firm, and the audit committee’s pre-approved policies and procedures, are incorporated by reference to the information included under the caption “Fees Paid to Auditors” in our Proxy Statement for the 2013 Annual Meeting of Stockholders.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

Documents filed as part of this Report:

Financial Statements: The following report of independent accountants and our consolidated financial statements are set forth in the index beginning on page F-1:

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2012 and 2011

•	Consolidated Statements of Operations during the years ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Changes in Stockholders’ Equity during the years ended December 31, 2012, 2011 and 2010

•	Consolidated Statements of Cash Flows during the years ended December 31, 2012, 2011 and 2010

•	Notes to Consolidated Financial Statements

The following financial statement schedule is contained on page F-38 in this Report.

•	Valuation and Qualifying Accounts and Reserves during the years ended December 31, 2012, 2011 and 2010

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

F-1	Consolidated financial statements as of December 31, 2012 and 2011, and during the years ended December 31, 2012, 2011 and 2010.

Exhibits: The following exhibits are furnished as exhibits to this Form 10-K:

Exhibit	Description

2.1	Membership Interest Purchase and Sale Agreement, dated as of July 14, 2012, by and among Global Power Equipment Group Inc., Koontz-Wagner Holdings, LLC and, solely with respect to Sections 7.12(b)(2) and 7.12(c) thereof, High Street Capital III SBIC, L.P (filed as Exhibit 10.3 to our Form 10-Q filed with the commission on August 9, 2012 and incorporated herein by reference).

3.1	Second Amended and Restated Certificate of Incorporation of Global Power Equipment Group Inc. (filed as Exhibit 3.1 to our Form 10 filed with the commission on April 30, 2010 and incorporated herein by reference).

3.2	Certificate of Amendment, dated June 30, 2010, to Second Amended and Restated Certificate of Incorporation of Global Power Equipment Group Inc. (filed as Exhibit 3.2 to our Amendment No. 2 to Form 10 filed with the commission on July 20, 2010 and incorporated herein by reference).

3.3	Second Amended and Restated By-Laws of Global Power Equipment Group Inc. (filed as Exhibit 3.2 to our Form 10 filed with the commission on April 30, 2010 and incorporated herein by reference).

Exhibit	Description

3.4	Third Amended and Restated By-Laws of Global Power Equipment Group Inc. (filed as Exhibit 3.1 to our Form 10-Q filed with the commission on August 15, 2011 and incorporated herein by reference).

10.1	Credit Agreement, dated as of January 22, 2008 (the “Credit Agreement”), by and among Global Power Equipment Group Inc., certain of its subsidiaries, Morgan Stanley Senior Funding, Inc., Morgan Stanley & Co. Incorporated, The CIT Group/Business Credit Inc., General Electric Capital Corporation, and the other lenders from time to time party thereto. (filed as Exhibit 10.1 to our Amendment No. 2 to Form 10 filed with the commission on July 20, 2010 and incorporated herein by reference). +

10.2	Amendment No. 1 to the Credit Agreement, effective as of April 24, 2008 (filed as Exhibit 10.2 to our Amendment No. 2 to Form 10 filed with the commission on July 20, 2010 and incorporated herein by reference).

10.3	Amendment No. 2 to the Credit Agreement, effective as of July 30, 2008 (filed as Exhibit 10.3 to our Amendment No. 2 to Form 10 filed with the commission on July 20, 2010 and incorporated herein by reference). +

10.4	Amendment No. 3 to the Credit Agreement, effective as of December 31, 2009 (filed as Exhibit 10.4 to our Form 10 filed with the commission on April 30, 2010 and incorporated herein by reference).

10.5	Form of Warrant, dated January 22, 2008 (filed as Exhibit 10.7 to our Form 10 filed with the commission on April 30, 2010 and incorporated herein by reference).

10.6	Management Incentive Co-Investment Plan of Global Power Equipment Group Inc., dated as of December 4, 2007 (filed as Exhibit 10.8 to our Form 10 filed with the commission on April 30, 2010 and incorporated herein by reference). *

10.7	Global Power Equipment Group Inc. 2008 Management Incentive Plan (filed as Exhibit 10.9 to our Form 10 filed with the commission on April 30, 2010 and incorporated herein by reference). *

10.8	Global Power Equipment Group Inc. Incentive Compensation Plan (filed as Exhibit 10.10 to our Form 10 filed with the commission on April 30, 2010 and incorporated herein by reference). *

10.9	Global Power Equipment Group Inc. 2008 Director’s Equity Incentive Plan (filed as Exhibit 10.14 to our Form 10 filed with the commission on April 30, 2010 and incorporated herein by reference). *

10.10	Employment Agreement, dated as of September 11, 2009, by and between Global Power Equipment Group Inc. and David L. Keller (filed as Exhibit 10.15 to our Form 10 filed with the commission on April 30, 2010 and incorporated herein by reference). *

10.11	Amended and Restated Employment Agreement, dated as of January 28, 2008, by and between Global Power Equipment Group Inc. and David L. Willis (filed as Exhibit 10.18 to our Form 10 filed with the commission on April 30, 2010 and incorporated herein by reference). *

10.12	Amended and Restated Employment Agreement, dated as of September 1, 2008, by and between Global Power Equipment Group Inc. and Dean J. Glover (filed as Exhibit 10.19 to our Form 10 filed with the commission on April 30, 2010 and incorporated herein by reference). *

10.13	Amended and Restated Employment Agreement, dated as of October 1, 2007, by and among Global Power Equipment Group Inc., Williams Industrial Services Group, L.L.C. and Kenneth W. Robuck (filed as Exhibit 10.20 to our Form 10 filed with the commission on April 30, 2010 and incorporated herein by reference). *

10.14	Employment Agreement, dated as of November 21, 2006, by and among Global Power Equipment Group Inc., Braden Manufacturing, L.L.C. and Gene F. Schockemoehl (filed as Exhibit 10.21 to our Form 10 filed with the commission on April 30, 2010 and incorporated herein by reference). *

Exhibit	Description

10.15	Employment Agreement, dated as of March 22, 2010, by and between Global Power Equipment Group Inc. and Tracy D. Pagliara (filed as Exhibit 10.22 to our Amendment No. 2 to Form 10 filed with the commission on July 20, 2010 and incorporated herein by reference). *

10.16	Amendment No. 4 to the Credit Agreement, effective as of June 25, 2010 (filed as Exhibit 10.23 to our Amendment No. 2 to Form 10 filed with the commission on July 20, 2010 and incorporated herein by reference).

10.17	Amended and Restated Global Power Equipment Group Inc. Incentive Compensation Plan (filed as Exhibit 10.1 to our Form 10-Q filed with the commission on May 16, 2011 and incorporated herein by reference). *

10.18	Global Power Equipment Group Inc. 2011 Equity Incentive Plan (filed as Exhibit 10.1 to our Form 8-K filed with the commission on May 24, 2011 and incorporated herein by reference). *

10.19	Asset Purchase Agreement by and between Deltak, L.L.C. and Hamon Acquisitions, Inc. Dated as of August 5, 2011 (filed as Exhibit 10.1 to our Form 10-Q filed with the commission on August 15, 2011 and incorporated herein by reference).

10.20	Amendment No. 5 to the Credit Agreement, effective as of August 5, 2011 (filed as Exhibit 10.2 to our Form 10-Q filed with the commission on August 15, 2011 and incorporated herein by reference).

10.21	Credit Agreement, dated as of February 21, 2012 (the “New Credit Agreement”), by and among Global Power Equipment Group Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, U.S. Bank National Association, and the other lenders from time to time party thereto (filed as Exhibit 10.26 to our Form 10-K filed with the commission on March 14, 2012 and incorporated herein by reference).

10.22	Amendment No. 1 to the Credit Agreement, dated as of April 25, 2012, entered into by and among Global Power Equipment Group Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, U.S. Bank National Association, and the other lenders from time to time party thereto (filed as Exhibit 10.1 to our Form 10-Q filed with the commission on May 1, 2012 and incorporated herein by reference).

10.23	Retirement Agreement by and between David L. Keller and Global Power Equipment Group Inc., dated as of June 6, 2012 (filed as Exhibit 10.1 to our Form 8-K filed with the commission on June 12, 2012 and incorporated herein by reference). *

10.24	Employment Agreement by and between Luis Manuel Ramírez and Global Power Equipment Group Inc., dated as of June 6, 2012 (filed as Exhibit 10.2 to our Form 8-K filed with the commission on June 12, 2012 and incorporated herein by reference). *

10.25	Amendment No. 2 to the Credit Agreement, dated as of July 19, 2012, entered into by and among Global Power Equipment Group Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, U.S. Bank National Association, and the other lenders from time to time party thereto (filed as Exhibit 10.4 to our Form 10-Q filed with the commission on August 9, 2012 and incorporated herein by reference).

10.26	Amendment to Attachment A of the Form of Global Power Equipment Group Inc. Restricted Shares Unit Agreement (filed as Exhibit 10.5 to our Form 10-Q/A filed with the commission on August 20, 2012 and incorporated herein by reference). *

10.27	Form of Global Power Equipment Group Inc. Restricted Shares Award Agreement (filed as Exhibit 10.1 to our Form 10-Q filed with the commission on November 8, 2012 and incorporated herein by reference). *

Exhibit	Description

10.28	Global Power Equipment Group Inc. Short-Term Incentive Plan (filed as Exhibit 10.1 to our Form 8-K filed with the commission on February 26, 2013 and incorporated herein by reference). *

10.29	Amendment No. 3 to the Credit Agreement, dated as of March 4, 2013 and effective as of December 7, 2012, entered into by and among Global Power Equipment Group Inc., certain of its subsidiaries, Wells Fargo Bank, National Association, U.S. Bank National Association, and the other lenders from time to time party thereto. ❖

10.30	Form of Global Power Equipment Group Inc. Restricted Shares Unit Agreement. * ❖

21.1	Subsidiaries of Global Power Equipment Group Inc. ❖

23.1	Consent of Independent Registered Public Accounting Firm. ❖

24.1	Powers of Attorney for our directors and certain executive officers. ❖

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ❖

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. ❖

32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ❖

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ❖

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Indicates a management contract or compensatory plan or arrangement.
+	We have requested and received confidential treatment of certain information contained in this exhibit under 17 C.F.R. § 200.80 (b)(4) and § 240.24b-2.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.
❖	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Form to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 7, 2013

GLOBAL POWER EQUIPMENT GROUP INC.

By:	/s/ LUIS MANUEL RAMÍREZ
Luis Manuel Ramírez, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ LUIS MANUEL RAMÍREZ Luis Manuel Ramírez	Chief Executive Officer, President and Director (Principal Executive Officer)	March 7, 2013

/s/ DAVID L. WILLIS David L. Willis	Chief Financial Officer and Senior Vice President (Principal Financial Officer)	March 7, 2013

/s/ WILLIAM G. EVANS William G. Evans	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 7, 2013

/s/ CARL BARTOLI Carl Bartoli	Director	March 7, 2013

/s/ TERENCE CRYAN Terence Cryan	Director	March 7, 2013

/s/ EUGENE I. DAVIS Eugene I. Davis	Director	March 7, 2013

/s/ CHARLES MACALUSO Charles Macaluso	Director and Chairman of the Board	March 7, 2013

/s/ MICHAEL E. SALVATI Michael E. Salvati	Director	March 7, 2013

/s/ FRANK E. WILLIAMS, JR. Frank E. Williams, Jr.	Director	March 7, 2013

Global Power Equipment Group Inc.

and Subsidiaries

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Global Power Equipment Group Inc.

Irving, Texas

We have audited the accompanying consolidated balance sheets of Global Power Equipment Group Inc. as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in the accompanying index. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Power Equipment Group Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Global Power Equipment Group Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 7, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP

Dallas, Texas

March 7, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Global Power Equipment Group Inc.

Irving, Texas

We have audited Global Power Equipment Group Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Global Power Equipment Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Koontz-Wagner Custom Controls Holdings LLC (“KWCC”) and TOG Holdings, Inc. (“TOG”), which were acquired on July 30, 2012 and September 5, 2012, respectively, and which are included in the consolidated balance sheets of Global Power Equipment Group Inc. as of December 31, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended. These acquired entities constituted 15% and 17% of total assets and net assets, respectively, as of December 31, 2012, and 3% and -5% of net revenues and net income from continuing operations before taxes, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of KWCC and TOG because of the timing of the acquisitions which were completed on July 30, 2012 and September 5, 2012, respectively. Our audit of internal control over financial reporting of Global Power Equipment Group Inc. also did not include an evaluation of the internal control over financial reporting of KWCC or TOG.

In our opinion, Global Power Equipment Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Global Power Equipment Group Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 7, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP

Dallas, Texas

March 7, 2013

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$31,951	$99,491
Restricted cash	317	3,100
Accounts receivable, net of allowance of $990 and $1,135, respectively	90,573	52,573
Inventories	6,808	5,354
Costs and estimated earnings in excess of billings	50,059	30,680
Deferred tax assets	4,859	3,424
Other current assets	5,535	5,920

Total current assets	190,102	200,542
Property, plant and equipment, net	15,598	9,492
Goodwill	89,346	74,018
Intangible assets, net	36,985	12,500
Deferred tax assets	11,282	14,448
Other long-term assets	1,505	5,150

Total assets	$344,818	$316,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,749	$10,377
Accrued compensation and benefits	16,724	16,485
Billings in excess of costs and estimated earnings	16,205	12,859
Accrued warranties	4,073	4,719
Other current liabilities	8,389	7,153

Total current liabilities	70,140	51,593
Other long-term liabilities	4,680	5,903

Total liabilities	74,820	57,496
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.01 par value, 170,000,000 shares authorized and 17,941,529 and 16,771,388 shares issued, respectively and 16,804,826 and 16,381,533 shares outstanding, respectively	179	168
Paid-in capital	66,660	69,495
Accumulated other comprehensive income	1,812	508
Retained earnings	201,358	188,487
Treasury stock, at par (1,136,703 and 389,855 common shares, respectively)	(11)	(4)

Total stockholders’ equity	269,998	258,654

Total liabilities and stockholders’ equity	$344,818	$316,150

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except share and per share amounts)

	Years Ended December 31,
	2012	2011	2010
Products revenue	$193,676	$157,880	$105,009
Services revenue	269,152	298,959	377,461

Total revenue	462,828	456,839	482,470
Cost of products revenue	150,642	121,363	76,323
Cost of services revenue	229,132	258,359	318,866

Cost of revenue	379,774	379,722	395,189

Gross profit	83,054	77,117	87,281
Selling and administrative expenses	62,608	50,561	47,662
Reorganization expense (income)	—	17	(1,477)

Operating income	20,446	26,539	41,096
Interest expense, net	1,563	1,119	7,052
Other expense (income), net	282	(98)	(1,026)

Income from continuing operations before income tax	18,601	25,518	35,070
Income tax expense (benefit)	1,031	(37,538)	5,964

Income from continuing operations	17,570	63,056	29,106
Discontinued operations:
Income from discontinued operations, net of tax	284	2,624	11,529
(Loss) gain on disposals, net of tax	(260)	11,178	—

Income from discontinued operations	24	13,802	11,529

Net income	$17,594	$76,858	$40,635

Basic earnings per weighted average common share:
Income from continuing operations	$1.04	$3.95	$1.91
Income from discontinued operations	—	0.86	0.75

Income per common share—basic	$1.04	$4.81	$2.66

Weighted average number of shares of common stock outstanding—basic	16,885,259	15,981,223	15,253,579

Diluted earnings per weighted average common share:
Income from continuing operations	$1.02	$3.70	$1.78
Income from discontinued operations	—	0.81	0.71

Income per common share—diluted	$1.02	$4.51	$2.49

Weighted average number of shares of common stock outstanding—diluted	17,247,723	17,024,382	16,321,203

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	Years Ended December 31,
	2012	2011	2010
Net income	$17,594	$76,858	$40,635
Fair value of interest rate swap	—	—	185
Foreign currency translation adjustment	1,304	(874)	(1,458)

Comprehensive income	$18,898	$75,984	$39,362

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ in thousands, except share and per share amounts)

	Common Shares $0.01 Per Share		Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Shares		Total
	Shares	Amount				Shares	Amount

Balance, December 31, 2009	15,263,066	$153	$62,677	$2,655	$70,994	(42,340)	$(1)	$136,478

Stock-based compensation	265,436	2	3,223	—	—	(42,408)	—	3,225
Warrants exercised	58,373	1	(1)	—	—	(30,066)	—	—
Forfeiture of restricted shares	—	—	—	—	—	(2,136)	—	—
Fractional shares resulting from reverse stock split	(638)	—	(9)	—	—	—	—	(9)
Net income	—	—	—	—	40,635	—	—	40,635
Fair value of interest rate swap	—	—	—	185	—	—	—	185
Foreign currency translation	—	—	—	(1,458)	—	—	—	(1,458)

Balance, December 31, 2010	15,586,237	156	65,890	1,382	111,629	(116,950)	(1)	179,056

Reverse treasury shares for stock-based compensation	(42,408)	—	—	—	—	42,408	—	—
Stock-based compensation	274,670	3	3,607	—	—	(7,969)	—	3,610
Warrants exercised	952,889	9	(2)	—	—	(307,344)	(3)	4
Net income	—	—	—	—	76,858	—	—	76,858
Foreign currency translation	—	—	—	(874)	—	—	—	(874)

Balance, December 31, 2011	16,771,388	168	69,495	508	188,487	(389,855)	(4)	258,654

Stock-based compensation	439,859	4	3,998	—	—	(115,666)	(1)	4,001
Warrants exercised	730,282	7	(5)	—	—	(209,451)	(2)	—
Dividends declared	—	—	—	—	(4,723)	—	—	(4,723)
Stock repurchases	—	—	(6,828)	—	—	(421,731)	(4)	(6,832)
Net income	—	—	—	—	17,594	—	—	17,594
Foreign currency translation	—	—	—	1,304	—	—	—	1,304

Balance, December 31, 2012	17,941,529	$179	$66,660	$1,812	$201,358	(1,136,703)	$(11)	$269,998

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Years Ended December 31,
	2012	2011	2010
Operating activities:
Net income	$17,594	$76,858	$40,635
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax (benefit) provision	(851)	(34,806)	2,518
Depreciation and amortization on plant, property and equipment and intangible assets	3,697	2,355	4,060
Amortization on deferred financing costs	1,244	527	3,180
Gain on disposals of equipment	—	10	39
Pre-tax loss (gain) on disposals of discontinued operations	400	(17,331)	—
Stock-based compensation	7,035	6,402	3,846
Changes in operating assets and liabilities, net of businesses acquired and sold	(37,769)	(2,854)	(33,982)

Net cash (used in) provided by operating activities	(8,650)	31,161	20,296

Investing activities:
Acquisitions, net of cash acquired	(44,492)	—	—
Proceeds from sale of business, net of restricted cash and transaction costs	6,124	19,369	—
Net transfers of restricted cash	—	1,019	999
Proceeds from sale of equipment	15	6	—
Purchase of property, plant and equipment	(5,848)	(3,837)	(1,680)

Net cash (used in) provided by investing activities	(44,201)	16,557	(681)

Financing activities:
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(3,034)	(3,084)	(621)
Debt issuance costs	(924)	—	—
Stock repurchases	(6,832)	—	—
Dividends paid	(4,602)	—	—
Proceeds from long-term debt	15,000	—	—
Payments of long-term debt	(15,000)	—	(65,325)
Purchase of fractional common shares	—	—	(9)
Proceeds from warrants exercised	—	7	—

Net cash used in financing activities	(15,392)	(3,077)	(65,955)
Effect of exchange rate changes on cash	703	(624)	(1,406)

Net change in cash and cash equivalents	(67,540)	44,017	(47,746)
Cash and cash equivalents, beginning of year	99,491	55,474	103,220

Cash and cash equivalents, end of year	$31,951	$99,491	$55,474

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS AND ORGANIZATION

Global Power Equipment Group Inc. and its wholly owned subsidiaries (unless the context requires otherwise, “Global Power”, the “Company”, “we”, “us” or “our”) is a leading provider of power generation equipment and industrial maintenance services. Through our Products Division, we design, engineer and manufacture gas turbine auxiliary equipment and control houses for customers throughout the world. Through our Services Division, we provide on-site specialty modification and maintenance services, outage management, facility upgrade services, specialty maintenance and other industrial services to nuclear, fossil-fuel and hydroelectric power plants and other industrial operations in the United States (“U.S.”). Our corporate headquarters are located in Irving, Texas, with various facilities around the U.S. and internationally in The Netherlands, Mexico and China.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Global Power Equipment Group Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Actual results could vary materially from those estimates.

Reclassifications: Certain reclassifications have been made to prior years consolidated balances to conform with the current year presentation.

Dollar Amounts: All dollar amounts (except share and per share amounts) presented in the tabulations within the notes to our consolidated financial statements are stated in thousands of dollars, unless otherwise noted.

Revenue Recognition: We are organized in two reportable segments; the Products Division and the Services Division. Substantially all of our revenue within the Products Division are derived from fixed-priced contracts. Within the Services Division, we enter into a variety of contract structures including cost plus reimbursements, time and material contracts and fixed-price contracts. The determination of the contract structure within the Services Division is based on the scope of work, complexity and project length and customer preference and contract terms. We expense pre-contract costs as incurred. Change orders are included in total estimated contract revenue when they can be reliably estimated and it is probable that the change order will be approved by the customer or realized. Costs related to change orders are recognized when they are incurred. In our Products Division, revenue for gas turbine auxiliary and control house equipment is recognized on the completed contract method typically when the unit is delivered and title and risk of loss have transferred to the customer. Revenue for the Selective Catalytic Emission Reduction (“SCR”) product line in the Products Division and the fixed-price contracts in the Services Division are recognized on the percentage-of-completion method.

The percentage-of-completion method generally results in the recognition of reasonably consistent profit margins over the life of a contract since management has the ability to produce reasonably dependable estimates of contract billings and contract costs. We use the level of profit margin that is most likely to occur on a contract. If the most likely profit margin cannot be precisely determined, the lowest probable level of profit in the range of estimates is used until the results can be estimated more precisely. Our estimate of the total contract costs to be incurred at any particular time has a significant impact on the revenue recognized for the respective period. Changes in job performance, job conditions, estimated profitability, final contract settlements and resolution of claims may result in revisions to costs and income, and the effects of such revisions are recognized in the period that the revisions are determined. Estimated losses on uncompleted contracts are recognized in the period in which they first become apparent. Under percentage-of-completion accounting, management must also make key judgments in areas such as the percentage-of-completion, estimates of project revenue, costs and margin, estimates of total and remaining project hours and liquidated damages assessments. Any deviations from estimates could have a significant positive or negative impact on our results of operations.

Products Division revenue for gas turbine auxiliary and control house equipment is recognized on the completed contract method typically when the unit is shipped. Certain of these contracts specify separate delivery dates of individual equipment units or require customer acceptance of a product. In circumstances where separate delivery dates of individual equipment units exist, we recognize revenue when the customer assumes the risk of loss and title for the equipment, which is generally the date the unit is shipped, and corresponding costs previously deferred are charged to expense. In circumstances where the contract requires customer acceptance of a product in addition to transfer of title and risk of loss to the customer, revenue is either recognized (i) upon shipment when we are able to demonstrate that the customer specific objective criteria have been met or (ii) upon customer acceptance. Once title and risk of loss have transferred and, where applicable, customer acceptance is complete, we have no further performance obligations. Our SCR product line follows percentage-of-completion method based on cost-to-cost input measures. Regardless of contract provisions, we require that the customer assumes risk of loss and title, and the installation is operating according to specifications or is an uninstalled unit that has been accepted by the customer for revenue to be recognized. Changes in job performance, job conditions, estimated profitability, final contract settlements and resolution of claims may result in revisions to job costs and income amounts that are different than amounts originally estimated.

Cost plus and time and material contracts represent the majority of the contracts in the Service Division. For these contract types, we recognize revenue when services are performed based upon an agreed-upon price for the completed services or based upon the hours incurred and agreed-upon hourly rates. Some of our contracts include provisions that adjust contract revenue for safety, schedule or other performance measures. On cost reimbursable contracts, revenue is recognized as costs are incurred and includes applicable mark up earned through the date services are provided. Fixed price contracts are recognized under the percentage-of-completion method using cost-to-cost measures.

We may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. We determine the probability that such costs will be recovered based upon evidence such as past practices with the customer, specific discussions or preliminary negotiations with the customer or verbal approvals. We treat items as a cost of contract performance in the period incurred and will recognize revenue if it is probable that the contract price will be adjusted and can be reliably estimated.

Revenue and cost of revenue for the discontinued Deltak LLC (“Deltak”) business unit, which was discontinued in August 2011 and is more fully described in Note 4—Discontinued operations and sale of Deltak assets, were recognized on the percentage-of-completion method based on the percentage of actual hours incurred to date in relation to total estimated hours for each contract. This method was used because management considered expended labor hours to be the best available measure of progress on these contracts.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and on deposit with initial maturities of three months or less. As of December 31, 2012, we had $21.5 million of cash and cash equivalents on deposit with financial institutions outside the U.S. as well as $10.5 million of cash and cash equivalents on deposit with financial institutions within the U.S.

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

Goodwill: Goodwill represents the excess of costs over fair value of net assets of businesses acquired. In accordance with Accounting Standards Codification (“ASC”) 350-20—Intangibles-Goodwill, we evaluate goodwill for impairment annually and when an event occurs or circumstances change to suggest that the carrying value may not be recoverable. We also assess goodwill at the end of a quarter if a triggering event occurs. In determining whether an interim triggering event has occurred, management monitors (i) the actual performance of the business relative to the fair value assumptions used during our annual goodwill impairment test and (ii) significant changes to future expectations. In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on the testing of goodwill impairment giving entities an option of performing a qualitative assessment before having to calculate the fair value of a reporting unit; however, we did not choose the qualitative assessment only option. Consequently, we executed a quantitative based impairment test as of both December 31, 2012 and 2011.

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

Long-Lived Assets: In accordance with ASC 360-10-5—Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. We group long-lived assets by legal entity for purposes of recognition and measurement of an impairment loss as this is the lowest level for which cash flows are independent.

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

Shipping and Handling Costs: We account for shipping and handling costs in accordance with ASC 605-45—Principal Agent Considerations. Amounts billed to customers in sale transactions related to shipping and handling costs are recorded as revenue. Shipping and handling costs incurred are included in cost of revenue in the accompanying consolidated statements of operations.

Advertising Costs: We account for advertising costs in accordance with ASC 720-35—Advertising Costs. Generally, advertising costs are immaterial and are expensed as incurred and included in selling and administrative expense.

Selling and Administrative Expense: Selling and administrative expenses are primarily comprised of indirect labor and related benefits, legal and professional fees, indirect utilities, office rent, bad debt expense, indirect travel and related expenses and indirect depreciation on property, plant and equipment.

Stock-Based Compensation Expense: We measure and recognize stock-based compensation expense based on estimated fair values of the stock awards on the date of grant. Vesting of stock awards is based on certain performance and service conditions or service only conditions over a four year period. For all awards with graded vesting other than awards with performance-based vesting conditions, we record compensation expense for the entire award on a straight-line basis over the requisite service period, net of forfeitures. For graded-vesting awards with performance-based vesting conditions, total compensation expense is recognized over the requisite service period for each separately vesting tranche of the award as if the award is, in substance, multiple awards once performance targets are deemed probable of achievement. Stock-based compensation expense is included in selling and administrative expenses in the accompanying consolidated statements of operations.

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

Under ASC 740—Income Taxes (“ASC 740”), FASB requires companies to assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available positive and negative evidence, using a “more likely than not” standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company’s current or previous operating history are given more weight than its future outlook, although we do consider future taxable income projections, ongoing tax planning strategies and the limitation on the use of carryforward losses in determining valuation allowance needs. We establish valuation allowances for our deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Derivative Financial Instruments: ASC 815—Derivatives and Hedging (“ASC 815”), requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. For derivatives designated as hedges, changes in the fair value are either offset against the change in fair value, for the risk being hedged, of the assets and liabilities through earnings, or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings.

We historically used financial instruments in the management of our foreign currency exchange exposures. These financial instruments are considered derivatives under ASC 815, but did not meet hedge accounting requirements. Therefore, we recognized changes in fair values of the forward agreements in other income. As of December 31, 2012 and December 31, 2011, there were no forward contracts outstanding.

Adoption of New Accounting Pronouncements:

Accounting Standards Update (“ASU”) No. 2011-05, Comprehensive Income (Topic 220) (“ASU 2011-05”) changes the options when presenting comprehensive income. The update gives companies the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in separate but consecutive statements. The amendments in the update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. This amendment also required an entity to present on the face of the financial statements adjustments for items that are reclassified from accumulated other comprehensive income to net income; however, this portion of the guidance has been deferred. The provisions of ASU 2011-05 are applied retrospectively for interim and annual periods beginning after December 15, 2011. We now present consolidated statements of comprehensive income as a result of adopting the update.

In August 2012, the FASB issued ASU No. 2012-03, Technical Amendments and Corrections to Securities and Exchange Commission (“SEC”) Paragraphs, amends SEC paragraphs in the FASB ASC (“ASU No. 2012-03”) to make it more consistent with accounting principles generally accepted in the U.S. issued by the FASB and included in the ASC. Most of the changes were considered minor. The provisions are effective upon issuance. The adoption of this standard in August 2012 did not have an impact on our consolidated financial statements, and there were no material impacts to our financial statement disclosures.

In October 2012, the FASB issued ASU No. 2012-04, “Technical Corrections and Improvements” (“ASU No. 2012-04”) which makes certain technical corrections and “conforming fair value amendments” to the FASB Codification. The amendments affect various ASC topics and apply to all reporting entities within the scope of those topics. The technical corrections (Section A) are divided into three main categories: (1) Source literature amendments—amendments to carry forward the original intent of certain pre-ASC authoritative literature that was inadvertently altered during the ASC process, (2) Guidance clarification and reference corrections—changes in wording and references to avoid misapplication or misinterpretation of guidance, and (3) Relocated guidance—moving guidance from one part of the ASC to another to correct instances in which the scope of pre-ASC guidance may have been unintentionally narrowed or broadened during the ASC process. The purpose of Section B of ASU No. 2012-04 is to conform the use of the term “fair value” throughout the ASC “to fully reflect the fair value measurement and disclosure requirements” of ASC 820—Fair Value Measurements and Disclosures (“ASC 820”). These provisions are effective upon issuance, except for amendments that are subject to transition guidance, which will be effective for fiscal periods beginning after December 15, 2012. The provisions of ASU No. 2012-04 are not expected to have a material impact on our consolidated financial statements. The adoption of this standard in October 2012 did not have an impact on our consolidated financial statements, and there were no material impacts to our financial statement disclosures.

Recently Issued Accounting Pronouncements:

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (the revised standard). Under this new standard, entities testing indefinite-lived intangible assets for impairment now have an option of performing a qualitative assessment before having to calculate the fair value of an indefinite-lived intangible asset. If an entity determines, on the basis of qualitative factors, that there is a more likely than not chance that the fair value of the indefinite-lived intangible asset is less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. This standard is effective for us beginning January 1, 2013, with early adoption permitted under certain conditions. We will adopt this standard beginning January 1, 2013. We do not expect this standard to have a material effect on our consolidated financial statements or results of operations.

NOTE 3—ACQUISITIONS

On July 30, 2012, we acquired Koontz-Wagner Custom Controls Holdings LLC (“Koontz-Wagner”), a leading manufacturer and integrator of engineered packaged control house solutions for the energy, oil & gas, and electrical industries. The aggregate acquisition price consisted of $32.4 million in cash.

On September 5, 2012, we acquired the equity of TOG Holdings, Inc., together with its subsidiary, TOG Manufacturing Corporation (“TOG”). TOG provides precision machined metal and alloy parts to original equipment manufacturers for the steam and natural gas turbine power generation market. The aggregate acquisition price consisted of $12.2 million in cash. Additionally, the TOG net assets acquired included $0.1 million of cash.

We funded the purchase of the Koontz-Wagner acquisition and the TOG acquisition (together, the “2012 Acquisitions”) with cash on hand. The financial results of the 2012 Acquisitions have been included in our Products Division as of their respective acquisition dates.

The following table summarizes the consideration paid for the 2012 Acquisitions and presents the allocation of these amounts to the net tangible and identifiable intangible assets based on their estimated fair values as of the respective acquisition dates. This allocation requires the significant use of estimates and is based on the information that was available to management at the time these consolidated financial statements were prepared.

Current assets, including cash and cash equivalents of $0.1 million	$10,950
Property, plant and equipment.	1,552
Identifiable intangible assets	25,470
Goodwill	15,328

Total assets acquired	53,300
Current and long-term liabilities	(8,753)

Net assets acquired	$44,547

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

Acquired intangible assets of $25.5 million consisted of customer relationships, trade names and noncompete agreements. The amortization period for these intangible assets ranges from five to nine years. We recorded $1.0 million of amortization expense related to these intangible assets during the year ended December 31, 2012 covering the period of July 30, 2012 through December 31, 2012. The major classes of intangible assets are as follows:

	Weighted Average Amortization Years	Amount
Customer Relationships	9	$19,300
Trade Names	Indefinite	5,100
Noncompetes	5	1,070

		$25,470

The goodwill arising from the 2012 Acquisitions consists largely of expectations that the 2012 Acquisitions extend our ability to deliver a broader portfolio of products to our Products Division customers including original equipment manufacturers, engineering, procurement and construction contractors and operators of power generation facilities. Of the $15.3 million of goodwill acquired, $9.1 million is deductible for tax purposes and the remaining $6.2 million is not deductible.

The following unaudited pro forma information have been provided for illustrative purposes only and are not necessarily indicative of results that would have occurred had the 2012 Acquisitions been in effect for the periods presented, nor are they necessarily indicative of future results.

	(unaudited)
	Years Ended December 31,
	2012	2011
Revenue	$484,206	$499,136
Income from continuing operations	$18,587	$64,415
Earnings per share from continuing operations:
Basic	$1.10	$4.03
Diluted	$1.08	$3.78

The unaudited pro forma combined results for the year ended December 31, 2012 and 2011 have been prepared by adjusting our historical results to include the 2012 Acquisitions as if they occurred on January 1, 2011. These unaudited pro forma combined historical results were then adjusted for the following: a reduction in interest expense as we had no outstanding debt associated with the 2012 Acquisitions during the year ended December 31, 2012 and 2011, an increase in amortization expense due to the incremental intangible assets recorded related to the 2012 Acquisitions and a change in depreciation expense relating to the net impact of adjusting acquired property and equipment to the acquisition date fair value. The unaudited pro forma results of operations also include adjustments to reflect the impact of $1.9 million of acquisition related costs as of January 1, 2011. The unaudited pro forma results do not include any adjustments to eliminate the impact of cost savings or other synergies that may result from the 2012 Acquisitions. As noted above, the unaudited pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.

We recognized $1.9 million of acquisition related costs that were expensed during the year ended December 31, 2012, which are included in selling and administrative expenses in our consolidated statements of operations for the year ended December 31, 2012.

Revenue of approximately $13.9 million and an operating loss before income taxes of approximately $1.0 million are included in our consolidated results of operations for the year ended December 31, 2012 related to the 2012 Acquisitions following their respective dates of acquisitions. Excluding the acquisition related costs of $1.9 million, the 2012 Acquisitions contributed $0.9 million of pre-tax income during 2012.

NOTE 4—DISCONTINUED OPERATIONS AND SALE OF DELTAK ASSETS

In August 2011, we completed the sale of substantially all of the operating net assets of Deltak business unit, which was part of the Products Division. All open contracts not assigned to the buyer were completed by the fourth quarter of 2012; however, warranty periods will remain open until 2014. We have reported the disposition of the Deltak business unit as discontinued operations in accordance with the guidance of ASC 205-20—Discontinued Operations.

We earned income during 2012, 2011 and 2010 from discontinued operations due to (i) expiration of warranty periods partially offset by costs incurred on the wind-down of in-process contracts, settlement of claims and legal and professional fee expenses, (ii) the sale of the Deltak business unit in 2011 and (iii) the wind-down of the large-scale heat recovery steam generator (“HRSG”) operations initiated during our bankruptcy.

The following table presents selected information regarding the results of our discontinued operations:

	Years Ended December 31,
	2012	2011	2010
Revenue	$213	$27,794	$40,688
Income before income taxes	329	3,145	12,177
Income tax expense	(45)	(521)	(648)
(Loss) gain on disposal of assets, net of tax	(260)	11,178	—

Income from discontinued operations	$24	$13,802	$11,529

We recorded a pre-tax gain on disposal of $17.3 million during 2011 related to the sale of the Deltak business unit as follows:

Gross proceeds	$31,000

Adjusted for:
Working capital	(4,935)
Net book value of assets disposed	(5,894)
Transaction costs	(2,840)

Pre-tax gain	17,331
Income taxes	(6,153)

Gain on disposition, net of tax	$11,178

We recorded a pre-tax loss on disposal of $0.4 million during 2012 primarily related to the settlement of claims. See Note 15—Commitments and Contingencies to these consolidated financial statements for more information regarding the claims.

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

Our property, plant and equipment balances, by significant asset category, are as follows:

	Estimated Useful Lives	December 31,
		2012	2011
Land	—	$765	$718
Buildings and improvements	5-39 years	7,828	6,567
Machinery and equipment	3-12 years	13,572	10,595
Furniture, fixtures, computers and software	2-10 years	10,195	4,713
Construction-in-progress	—	1,582	2,408

		33,942	25,001

Less accumulated depreciation		(18,344)	(15,509)

Property, plant and equipment, net		$15,598	$9,492

Construction-in-progress primarily included building improvements and machinery and equipment as of December 31, 2012 and internal use software development costs as of December 31, 2011. Depreciation expense related to continuing operations was approximately $2.7 million, $1.6 million and $1.8 million during the years ended December 31, 2012, 2011 and 2010, respectively. Depreciation expense from discontinued operations was approximately $0.3 million and $0.5 million during the years ended December 31, 2011 and 2010, respectively. There was no depreciation expense from discontinued operations during the year ended December 31, 2012.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by reportable segment during the years ended December 31, 2012 and 2011 are as follows:

	Products Division	Services Division	Total
Balance as of December 31, 2010	$45,000	$35,400	$80,400
Goodwill disposed of during 2011	(6,382)	—	(6,382)

Balance as of December 31, 2011	38,618	35,400	74,018
Goodwill acquired during 2012	15,328	—	15,328

Balance as of December 31, 2012	$53,946	$35,400	$89,346

Goodwill acquired during 2012 resulted from our 2012 Acquisitions which are more fully described in Note 3—Acquisitions. Goodwill disposed of during 2011 resulted from our sale of the Deltak business unit in August 2011. During 2012 and 2011, we performed the annual impairment review of goodwill and concluded that the estimated fair value of each of our reporting units substantially exceeded the related carrying value and therefore no impairment was recorded.

The balances for other intangible assets as of December 31, 2012 are as follows:

	December 31, 2012
	Weighted Average Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net Asset
Intangible Assets
Customer Relationships	9	$19,300	$896	$18,404
Noncompetes	5	1,070	89	981
Trade Names	Indefinite	17,600	—	17,600

Total Intangible Assets		$37,970	$985	$36,985

During the third quarter of 2012, we recorded $25.5 million in intangible assets related to the 2012 Acquisitions which are more fully described in Note 3—Acquisitions.

The balances for other intangible assets as of December 31, 2011 are as follows:

	December 31, 2011
	Weighted Average Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net Asset
Intangible Assets
Customer Relationships	6	$8,800	$8,800	$—
Trade Name	Indefinite	12,500	—	12,500

Total Intangible Assets		$21,300	$8,800	$12,500

Amortization expense during 2012, 2011 and 2010 was approximately $1.0 million, $0.5 million and $1.8 million, respectively. The estimated future aggregate amortization expense of intangible assets as of December 31, 2012 is as follows:

December 31
2013	$2,517
2014	2,517
2015	2,517
2016	2,517
2017	2,428
Thereafter	6,889

Total	$19,385

Indefinite-lived intangibles consist of our Williams Industrial Services Group, Koontz-Wagner, and TOG trade names, which we expect to utilize for the foreseeable future. During 2012, we performed a fair value assessment of the Koontz-Wagner, and TOG trade names as part of purchase accounting and performed an annual impairment review of the Williams Industrial Services Group trade name and concluded that the estimated fair value of the Williams Industrial Services Group trade name substantially exceeded the related carrying value and, therefore, no impairment was recorded. During 2011, we performed the annual impairment review of the indefinite-lived intangible assets and concluded that the estimated fair value of the Williams Industrial Services Group trade name substantially exceeded the related carrying value and, therefore, no impairment was recorded.

NOTE 7—FINANCIAL INSTRUMENTS

Our financial instruments as of December 31, 2012 and 2011 consisted primarily of cash and cash equivalents, receivables, payables and debt instruments. The carrying values of these financial instruments approximate their respective fair values as they are either short-term in nature or carry interest rates which are periodically adjusted to market rates. ASC 820 establishes a three-tier fair value hierarchy, which categorizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in the active markets for identical assets and liabilities and the lowest priority to unobservable inputs. As of December 31, 2012 and 2011, we did not hold any financial instruments requiring fair value measurements to be performed.

ASC 820 requires that we provide a reconciliation of the beginning and ending balances for Level 3 assets and liabilities measured at fair value. Since we have no Level 3 assets or liabilities, no reconciliation is necessary.

There was no impact of derivatives on our consolidated balance sheets as of December 31, 2012 and 2011. We historically used financial instruments in the management of our foreign currency exchange exposures. These financial instruments were considered derivatives under ASC 815, but did not meet hedge accounting requirements. Therefore, we recognized changes in fair values of the forward agreements in other income. As of December 31, 2012 and 2011, there were no forward contracts outstanding.

In March 2010, we terminated an interest rate swap agreement, entered into in March 2008, to convert $60 million of the Previous Credit Facility (as defined in Note 10—Debt) variable interest payments to a fixed rate of 2.97%. The interest rate swap agreement constituted a cash flow hedge and satisfied the criteria for hedge accounting prescribed by ASC 815. The amount of accumulated other comprehensive income associated with the interest rate swap was a loss of $0.2 million during 2010. There were no applicable balances as of December 31, 2012 and 2011.

There was no impact of derivatives designated as hedging instruments on our consolidated statements of operations during the years ended 2012, 2011, and 2010. The following table shows the impact of derivatives not designated as hedging instruments on our consolidated statements of operations:

Derivatives Not Designated as Hedging Instruments under ASC 815-10	Location of Gain (Loss) Recognized on Derivatives	Amount of Gain (Loss) Recognized on Derivatives during the Years Ended December 31,
		2012	2011	2010
Foreign exchange contracts	Other income	$—	$—	$570

Total		$—	$—	$570

NOTE 8—INCOME TAXES

The following table summarizes the income tax expense (benefit):

	Years Ended December 31,
	2012	2011	2010
Current:
Federal	$(924)	$1,021	$2,983
State	66	1,010	—
Foreign	2,643	1,900	947

Total current	1,785	3,931	3,930

Deferred:
Federal	(951)	(30,822)	2,244
State	(66)	(3,353)	269
Foreign	168	(620)	169

Total deferred	(849)	(34,795)	2,682

Income tax expense (benefit)	$936	$(30,864)	$6,612

Income tax expense (benefit) is allocated between continuing operations and discontinued operations as follows:

	Years Ended December 31,
	2012	2011	2010
Continuing operations	$1,031	$(37,538)	$5,964
Discontinued operations	(95)	6,674	648

Income tax expense (benefit)	$936	$(30,864)	$6,612

Income before income taxes was as follows:

	Years Ended December 31,
	2012	2011	2010
Domestic	$9,080	$17,624	$32,837
Foreign	9,521	7,894	2,233

Income from continuing operations	18,601	25,518	35,070
(Loss) income from discontinued operations	(71)	20,476	12,177

Income before income tax	$18,530	$45,994	$47,247

The components of deferred income taxes consist of the following:

	December 31,
	2012	2011
Assets:
Cost in excess of identifiable net assets of business acquired	$15,188	$22,881
Reserves and other accruals	1,713	2,075
Tax credit carryforwards	10,064	9,670
Accrued compensation and benefits	5,969	4,256
State net operating loss carryforwards	2,170	1,642
Federal net operating loss carryforwards	9,544	2,971
Other	862	1,109

	45,510	44,604
Liabilities:
Indefinite life intangibles	(21,779)	(19,431)
Property and equipment	(1,102)	(456)

Net deferred tax assets	22,629	24,717
Valuation allowance for net deferred tax assets	(6,488)	(6,845)

Net deferred tax asset after valuation allowance	$16,141	$17,872

As of December 31, 2012, we have remaining valuation allowances of $0.2 million for certain state net operating loss (“NOL”) carryforwards which we do not believe are realizable as we do not anticipate future operations in those states. We also have valuation allowances against foreign tax credit carryforwards of $6.3 million as of December 31, 2012 which will remain in effect until evidence is available that foreign tax credits can be utilized, the foreign tax credits expire or the related foreign entity is dissolved. Based on the Company’s future strategy, its recent utilization of NOL carryforwards, the scheduled reversal of deferred tax liabilities, historical operating income, projected future taxable income, and projected foreign source income, it is reasonably possible that certain foreign tax credit valuation allowances may be released in the near term in accordance with ASC 740. The potential range of foreign tax credit valuation allowance releases are projected to be between $0 and $5.7 million.

Management’s assessment in 2012 included consideration of all available positive and negative evidence including, among other evidence, the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), recent utilization of NOL carryforwards, historical operating income, projected future taxable income, including foreign source income, customer concentration, tight credit markets, and tax planning strategies. Based on results of the assessment, we determined that it was more likely than not that the U.S. NOL, foreign NOL and certain state NOL carryforwards were realizable based on the guidance provided in ASC 740.

In the second quarter of 2011, we significantly reduced our valuation allowances against deferred tax assets for intangible assets, accruals and U.S. NOL carryforwards in accordance with ASC 740. Management’s assessment in 2011 included consideration of all available positive and negative evidence including, among other evidence, the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), recent utilization of NOL carryforwards, historical operating income, projected future taxable income, including foreign source income, customer concentration, tight credit markets, and tax planning strategies. Based on results of the assessment, we determined that it was more likely than not that the U.S. NOL carryforwards were realizable based on the guidance provided in ASC 740. During 2011, because the U.S. NOL carryforwards were expected to be realized due to 2011 and future year’s income, only the portion attributable to future year’s income was released as a discrete event during the second quarter of 2011. The remainder was allocated to subsequent interim periods as 2011 activity as income was realized and would have adjusted the estimated annual effective tax rate accordingly. Therefore, we recognized a non-recurring, non-cash tax benefit in the second quarter of 2011 for continuing operations of $40.0 million related to the release of valuation allowances as of June 30, 2011.

Our 2011 income allowed interim period decreases to the valuation allowance of $4.6 million and $1.3 million for third quarter and fourth quarter of 2011, respectively. Additionally, there were increases to valuation allowances in the second and fourth quarters of 2011 of $0.5 million and $0.3 million, respectively, for state NOL modifications. During the fourth quarter of 2011, we determined it was more likely than not that a portion of the foreign tax credit carryforwards were realizable and released the valuation allowance recorded against the portion of foreign tax credit carryforwards deemed realizable. Accordingly, we recognized a non-recurring, non-cash tax benefit at December 31, 2011 of $3.4 million related to the partial release of the valuation allowance in regards to foreign tax credit carryforwards.

As of December 31, 2012, we have $12.5 million of undistributed foreign earnings which management intends to reinvest in our foreign operations. Our current forecasts and budgets indicate that the earnings are not needed for U.S. purposes and can be retained in our non-U.S. operations. As a result, we have not recorded a deferred tax liability on the excess of financial reporting over tax basis in our non-U.S. subsidiaries.

Net deferred tax assets are allocated between current and non-current as follows:

	December 31,
	2012	2011
Current deferred tax asset	$4,859	$3,424
Non-current deferred tax asset	11,282	14,448

Net deferred tax assets after valuation allowance	$16,141	$17,872

As of December 31, 2012, we would need to generate approximately $100.7 million of future financial taxable income to realize our deferred tax assets.

The amount of the income tax provision for continuing operations during the years ended December 31, 2012, 2011 and 2010 differs from the statutory federal income tax rate of 35% as follows:

	Years Ended December 31,
	2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent
Tax expense computed at the maximum U.S. statutory rate	$6,510	35.0%	$8,930	35.0%	$12,274	35.0%
Difference resulting from state income taxes, net of federal income tax benefits	377	2.0%	1,997	7.8%	269	0.8%
Foreign tax rate differences	(774)	-4.2%	(670)	-2.6%	(85)	-0.2%
Foreign dividends received	—	—	—	—	2,363	6.7%
Dividends received deduction	—	—	—	—	(1,042)	-3.0%
Non-deductible expenses	382	2.1%	1,422	5.6%	1,180	3.4%
Increase to net operating loss carryforward	(3,665)	-19.7%	—	—	—	—
Multi-year true-ups (including correction in 2010)	—	—	276	1.1%	2,983	8.5%
Net gain on outbound transfer	—	—	—	—	467	1.3%
Change in valuation allowance	(357)	-1.9%	(48,430)	-189.8%	(11,651)	-33.2%
Effective rate differences	—	—	—	—	(631)	-1.8%
Net change in accrual for uncertain tax positions	(1,150)	-6.2%	905	3.5%	—	—
Other, net	(292)	-1.6%	(1,968)	-7.7%	(163)	-0.5%

Total	$1,031	5.5%	$(37,538)	-147.1%	$5,964	17.0%

In 2012, we realized deferred tax benefits resulting in future cash-tax savings of $3.9 million. We also released $1.8 million of reserves for uncertain tax positions relating to uncertain tax positions with lapsed statutes of limitations and for tax positions recognized during 2012.

We have approximately $45.3 million of federal NOL carryforwards expiring in 2026 through 2032 of which $11.2 million is from stock-based compensation awards. In accordance with applicable accounting standards, a financial statement benefit has not been recorded for the NOL related to the stock-based compensation awards. We have state income tax loss carryforwards of approximately $47.0 million expiring in 2013 through 2032. We have approximately $0.2 million of foreign NOL carryforwards that will expire in 2017. We have approximately $10.1 million in foreign tax credit carryforwards expiring in 2015 through 2022.

We provide income taxes on the undistributed earnings of our foreign subsidiaries except to the extent that such earnings are indefinitely reinvested outside the U.S. As of December 31, 2012, all of the undistributed earnings of the foreign subsidiaries, approximately $12.5 million, were considered to be reinvested indefinitely. Consequently, we have not provided for the federal and foreign withholding taxes on the foreign subsidiaries’ undistributed earnings. If we decided to repatriate all available foreign cash, it would result in the recognition of income tax expense. However, the tax liability would be offset by a NOL carryforward. All foreign taxes that flow up with distribution would generate foreign tax credits.

We apply ASC 740—Income Taxes, as it relates to uncertain tax positions. Currently, we are not under examination for income tax purposes by any taxing jurisdiction. A presentation of open tax years by jurisdiction is as follows:

Tax Jurisdiction	Examination in Progress	Open Tax Years for Examination
United States	None	2005 to Present
Mexico	None	2007 to Present
China	None	2004 to Present
The Netherlands	None	2009 to Present

As of December 31, 2012 we provided for a liability of $4.2 million for unrecognized tax benefits related to various federal, foreign and state income tax matters, which was included in long-term deferred tax assets and other long-term liabilities, as compared to a liability of $5.8 million for unrecognized tax benefits as of December 31, 2011. We have elected to classify interest and penalties related to uncertain income tax positions in income tax expense. As of December 31, 2012, we have accrued approximately $2.1 million for potential payment of interest and penalties.

Following is a reconciliation of the total amounts of unrecognized tax benefits during the years ended December 31, 2012, 2011 and 2010:

	Years Ended December 31,
	2012	2011	2010
Unrecognized Tax Benefits at January 1	$5,763	$3,899	$4,242
Change in Unrecognized Tax Benefits Taken During a Prior Period	(1,672)	1,587	—
Change in Unrecognized Tax Benefits During the Current Period	151	277	136
Decreases in Unrecognized Tax Benefits From Settlements with Taxing Authorities	—	—	(479)
Reductions to Unrecognized Tax Benefits From Lapse of Statutes of Limitations	(93)	—	—

Unrecognized Tax Benefits at December 31	$4,149	$5,763	$3,899

As of December 31, 2012, 2011 and 2010 the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate are approximately $0.7 million, $3.2 million and $1.8 million, respectively. We anticipate we will release $0.1 million of accruals of uncertain tax positions as the statute of limitations related to these liabilities will lapse in 2013.

NOTE 9—UNCOMPLETED CONTRACTS

Both the Products and Services Divisions enter into contracts that allow for periodic billings over the contract term. At any point in time, each project under construction could have either costs and estimated earnings in excess of billings or billings in excess of costs and estimated earnings. Costs, earnings and billings related to uncompleted contracts consist of the following:

	December 31,
	2012	2011
Costs incurred on uncompleted contracts	$446,789	$387,208
Earnings recognized on uncompleted contracts	78,468	75,218

Total	525,257	462,426
Less—billings to date	(491,403)	(444,605)

Net	$33,854	$17,821

Costs and estimated earnings in excess of billings	$50,059	$30,680
Billings in excess of costs and estimated earnings	(16,205)	(12,859)

Net	$33,854	$17,821

NOTE 10—DEBT

Revolving Credit Facility: On February 21, 2012, we entered into a new $100 million Credit Facility (“Revolving Credit Facility”) with Wells Fargo Bank, National Association, as Administrative Agent, U.S. Bank National Association, as Syndication Agent and the various lending institutions party thereto. The Revolving Credit Facility is a multicurrency revolving credit facility with a letter of credit sublimit of $75 million and an accordion feature not to exceed $50 million. Proceeds of borrowings under the Revolving Credit Facility may be used for working capital, acquisitions and general corporate purposes. As of December 31, 2012, there were no outstanding borrowings. During the fourth quarter of 2012, we borrowed $15.0 million on our Revolving Credit Facility which we repaid by December 31, 2012. The interest rate on these borrowings was 3.5%.

The interest rate on letters of credit issued under the revolving letter of credit was 1.25% per annum as of December 31, 2012. We also pay an unused line fee of 0.20%. Should we need to borrow against the revolver facility, at any time during the agreement, we would incur an interest rate of LIBOR or a Base Rate, plus in each case, an additional margin based on the Consolidated Total Leverage Ratio, as defined in the Revolving Credit Facility agreement. The Revolving Credit Facility agreement includes additional margin ranges on Base Rate loans between 0.25% and 1.25% and between 1.25% and 2.25% on LIBOR-based loans. As of December 31, 2012, our outstanding letters of credit under the Revolving Credit Facility totaled approximately $12.9 million for our U.S. entities. We also had outstanding letters of credit issued by another financial institution for our non-U.S. entities of $12.2 million, which reduced our available capacity sublimit for letters of credit under the Revolving Credit Facility. As of December 31, 2012, we had unused commitments of $87.1 million on our Revolving Credit Facility. Our ability to access the maximum amount of availability is dependent upon certain conditions as defined in the Revolving Credit Facility agreement.

The Revolving Credit Facility contains certain restrictive covenants customary for facilities of this type (subject to negotiated exceptions and baskets), including restrictions on indebtedness, liens, acquisitions and investments, restricted payments and dispositions. There are also financial covenants that require us to maintain a maximum consolidated total leverage ratio and a minimum interest coverage ratio. The Revolving Credit Facility also provides for customary events of default, with corresponding grace periods, including failure to pay principal when due, failure to pay interest within three business days after becoming due, failure to pay other obligations within five days after becoming due, failure to comply with covenants, breaches of representations and warranties, default under certain other indebtedness, certain insolvency or receivership events affecting us and our subsidiaries, the occurrence of certain material judgments, or a change in control of the Company. We have given a first priority lien on substantially all of our assets as security for the Revolving Credit Facility. The Revolving Credit Facility has a maturity date of February 21, 2017.

As of December 31, 2012, we were in compliance with all debt covenants.

Previous Credit Facility: Upon entering into our Revolving Credit Facility on February 21, 2012, we extinguished our previous $150 million Credit Facility (“Previous Credit Facility”). Our Previous Credit Facility consisted of a $60 million revolving letter of credit facility, including a $25 million cash advance sub-facility, and a $90 million term loan facility. On November 18, 2010, we repaid the outstanding balance of the term loan facility and all related interest in full. The Previous Credit Facility would have terminated on January 22, 2014 and any amounts outstanding at that time would have been due and payable in full, if it had not been extinguished.

Deferred Financing Costs: Deferred financing costs are amortized over the terms of the related debt facilities using the effective yield method. On February 21, 2012, the amortization of debt financing costs pertaining to the Previous Credit Facility was accelerated, increasing the amount of interest expense recognized during the first quarter of 2012 by $1.1 million. On November 18, 2010, the amortization of debt financing costs pertaining to the term loan facility was accelerated, increasing the amount of interest expense recognized during 2010 by $1.8 million. Total interest expense associated with the amortization of deferred financing costs was approximately $1.2 million during 2012, $0.5 million during 2011 and $3.2 million during 2010.

As of December 31, 2012, we had unamortized deferred financing fees on our Revolving Credit Facility of $0.8 million. As of December 31, 2011, we had unamortized deferred financing fees on our Previous Credit Facility of $1.1 million.

NOTE 11—STOCKHOLDERS’ EQUITY

Warrants: On January 22, 2008, we issued warrants to purchase 1,807,236 shares of common stock with an exercise price of $7.9254. The warrants vested immediately upon issuance. During the year ended December 31, 2012, warrants were exercised to purchase 730,282 shares of common stock. The stock was issued in a cashless transaction whereby we withheld 209,451 shares of common stock as payment of the exercised purchase warrants during the year ended December 31, 2012. During the year ended December 31, 2011, warrants were exercised to purchase 952,889 shares of common stock. The stock was sold in a cashless transaction whereby we withheld 307,344 shares of common stock, treasury shares, as payment of the exercised purchase warrants during the year ended December 31, 2011. As of December 31, 2012, all issued warrants have been exercised.

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

Dividends: In May 2012, our Board of Directors approved a quarterly cash dividend policy. The dividends declared during each of the second, third and fourth quarters of 2012 were $0.09 per share and dividends paid totaled approximately $1.5 million in each of the second, third and fourth quarters of 2012. We paid dividends on June 29, 2012; September 28, 2012 and December 28, 2012. Dividend equivalents equal to the dividends payable on the same number of shares of our common stock were accrued on unvested restricted stock awards on each of the second, third and fourth quarter dividend record dates. No dividend equivalents are paid on any unvested restricted stock awards that are forfeited prior to the vesting date. Dividend equivalents are paid out in cash at the vesting date on restricted stock awards. A non-cash accrual of $0.1 million for unpaid dividend equivalents for unvested restricted stock awards was included in the accompanying consolidated balance sheet as of December 31, 2012. The terms of our Revolving Credit Facility limit the amount of cash dividends we can pay and such terms are defined in the Revolving Credit Facility agreement.

Stock Repurchase Program: In May 2012, our Board of Directors authorized a program to repurchase up to two million shares of our common stock until the earlier of June 30, 2014 or a determination by the Board of Directors to discontinue the repurchase program. We repurchased 421,731 shares of common stock during the year ended December 31, 2012 for $6.8 million under the repurchase program.

Foreign Currency Translation: Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate during the period. Translation adjustments are accumulated and reported as a component of accumulated other comprehensive income. We had foreign currency translation adjustments resulting in a $1.3 million unrealized gain, $0.9 million unrealized loss and $1.5 million unrealized loss during the years ended December 31, 2012, 2011 and 2010, respectively. Our foreign earnings are considered permanently reinvested and, therefore, we do not have any corresponding deferred taxes for our unremitted earnings.

NOTE 12—EARNINGS PER SHARE

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

Basic and diluted earnings per common share are calculated as follows:

	Years Ended December 31,
	2012	2011	2010
Net Income (basic and diluted):
Income from continuing operations	$17,570	$63,056	$29,106
Income from discontinued operations	24	13,802	11,529

Net income available to common shareholders	$17,594	$76,858	$40,635

Basic Earnings Per Common Share:
Weighted Average Common Shares Outstanding	16,885,259	15,981,223	15,253,579

Basic earnings per common share from continuing operations	$1.04	$3.95	$1.91
Basic earnings per common share from discontinued operations	—	0.86	0.75

Basic earnings per common share	$1.04	$4.81	$2.66

Diluted Earnings Per Common Share:
Weighted Average Common Shares Outstanding	16,885,259	15,981,223	15,253,579
Effect of Dilutive Securities:
Unvested portion of restricted stock awards	245,243	268,498	528,036
Warrants to purchase common stock	117,221	774,661	539,588

Weighted Average Common Shares Outstanding Assuming Dilution	17,247,723	17,024,382	16,321,203

Diluted earnings per common share from continuing operations	$1.02	$3.70	$1.78
Diluted earnings per common share from discontinued operations	—	0.81	0.71

Diluted earnings per common share	$1.02	$4.51	$2.49

During the year ended December 31, 2012, there were 1,125 outstanding stock equivalents that were anti-dilutive and excluded from the computations of diluted earnings per common share. During the years ended December 31, 2011 and 2010, there were no outstanding stock equivalents that were anti-dilutive and excluded from the computations of diluted earnings per common share. Excluded from the calculation of both basic and diluted earnings per common share are the unvested performance-based restricted stock awards for which performance targets had not been set by the Board of Directors of 147,942 as of December 31, 2012; 235,755 as of December 31, 2011 and 346,888 as of December 31, 2010.

NOTE 13—STOCK-BASED COMPENSATION

Shares available for future stock based awards to employees and directors under the 2011 Equity Incentive Plan (the “2011 Plan”) totaled 683,750 as of December 31, 2012. The 2011 Plan allows for the issuance of up to 600,000 shares of stock awards to our employees and our directors. The 2011 Plan terminated the 2008 Management Incentive Plan and the 2008 Director’s Equity Incentive Plan (collectively the “Prior Plans”) and the remaining shares authorized but unissued under the Prior Plans were transferred to the 2011 Plan. Any forfeitures of restricted stock units will be available for future awards. Any forfeitures of restricted share awards will be transferred into our treasury shares account and will no longer be available for issue.

Grants of restricted stock awards under our 2011 Plan are valued in terms of the quoted market price of our common stock at date of grant. Vesting of these awards is based on certain service or service and performance conditions over a four year period.

Total stock-based compensation expense during the years ended December 31, 2012, 2011 and 2010 was $7.0 million, $6.4 million and $3.8 million, respectively, with no related excess tax benefit recognized. As of December 31, 2012, total unrecognized compensation expense related to all unvested restricted stock awards for which terms and conditions are known totaled $6.2 million, which is expected to be recognized over a weighted-average period of 2.77 years. The fair value of shares that vested during 2012, 2011 and 2010 based on the stock price at the applicable vesting date was $7.2 million, $11.1 million and $3.9 million, respectively.

The following table summarizes our unvested restricted stock award activity from December 31, 2011 to December 31, 2012:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested restricted stock at December 31, 2011	638,419	$16.76

Granted	273,517	26.69
Vested	(414,833)	17.33
Forfeited	(32,091)	24.35

Unvested restricted stock at December 31, 2012	465,012	$21.57

Excluded from the table above are shares of performance based restricted stock awards for which performance criteria had not been established by our Board of Directors of 147,942 as of December 31, 2012; 235,755 as of December 31, 2011 and 346,888 as of December 31, 2010. Because we establish separate performance goals for each of the four years in the vesting period, we consider each annual installment of performance-based restricted stock awards to be the subject of a separate annual grant in the year the performance criteria is set.

The performance-based restricted stock awards that will vest in 2013 were subject to multiple target levels in order to be eligible to vest. If the minimum target set in the agreement was not met, none of the shares would vest and no compensation expense would be recognized and any previously recognized compensation expense would be reversed. The actual number of shares that will ultimately vest is dependent on achieving fixed thresholds between the minimum and target performance condition and ranges between 0.5x and 1.0x the number of units originally granted. During the third quarter of 2012, we recorded a $0.9 million cumulative effect compensation expense reversal as we estimated that it was not probable that we would achieve the performance objective for 68,815 of our 137,626 performance-based shares. During the fourth quarter of 2012, we recorded a $1.4 million cumulative effect compensation expense as we achieved the performance target due to unanticipated discrete tax benefits recognized during the fourth quarter of 2012 and achieved operating results above our expectations. As of December 31, 2012, all performance conditions for 137,626 performance-based shares have been met. These shares remain subject to service conditions and will vest on March 31, 2013.

Management Co-Investment Plan: On January 22, 2008, members of management were offered the opportunity to purchase shares of the new common stock (up to an aggregate amount of $1.5 million) at the share price of $7.65 per share. With each purchase of two shares of new common stock, an additional share of restricted stock was issued. All outstanding shares cliff vested in January 2011. We recognized less than $0.1 million and $0.2 million of expense during the years ended December 31, 2011 and 2010, respectively. There was no applicable expense as of December 31, 2012.

NOTE 14—EMPLOYEE BENEFIT PLANS

Defined Contribution Plan: We maintain a 401(k) plan covering substantially all of our U.S. employees. Expense for our 401(k) plan during the years ended December 31, 2012, 2011 and 2010 was approximately $1.0 million, $0.8 million and $1.3 million, respectively.

Multiemployer Pension Plans: We contribute to over 150 union sponsored multiemployer pension plans throughout the U.S. under the terms of collective-bargaining agreements that cover our union-represented employees. The risks of participating in these multiemployer pension plans are different from single-employer pension plans primarily in the following aspects:

1.	Assets contributed to the multiemployer pension plan by one employer may be used to provide benefits to employees of other participating employers.

2.	If a participating employer stops contributing to the multiemployer pension plan, the unfunded obligations of the multiemployer pension plan may be borne by the remaining participating employers.

3.	If we choose to stop participating in some of our multiemployer pension plans, we may be required to pay those plans an amount based on the underfunded status of the multiemployer pension plan, referred to as a withdrawal liability.

Our participation in these multiemployer pension plans during the year ended December 31, 2012 is outlined in the following table. All information in the tables is as of December 31, of the relevant year, or 2012, unless otherwise stated. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act zone status available during 2012 and 2011 is for the plans’ fiscal year-ends as of 2011 and 2010, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are greater than 65 percent funded and less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The last column lists the expiration date of the collective-bargaining agreement to which the plans are subject.

Certain plans have been aggregated in the “All Others” line in the following table, as the contributions to each of these individual plans are not material.

	EIN/Pension Plan Number	Pension Protection Act Zone Status		FIP/RP Status Pending/ Implemented	($ in thousands) Contributions by Global Power			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
Pension Fund		2011	2010		2012	2011	2010
IUPAT Industry Pension Plan	52-6073909/001	Yellow	Yellow	No	$2,183	$1,899	$1,586	No	Varies through July 2020
Laborers National Pension Fund	75-1280827/001	Green	Green	No	1,241	734	742	No	Varies through July 2020
Tri-State Carpenters & Joiners Pension Trust Fund	62-0976048/001	Red	Red	Implemented	1,183	272	63	No	Varies through Nov 2013
Boilermaker-Blacksmith National Pension Trust	48-6168020/001	Yellow	Yellow	No	1,055	1,284	762	No	Varies through July 2020
Plumbers & Pipefitters National Pension Fund	52-6152779/001	Red 6/30/2011	Yellow 6/30/2010	No	892	1,167	522	No	Varies through July 2020
IBEW Local 1579 Pension Plan (1)	58-1254974/001	Green 9/30/2011	Green 9/30/2010	No	607	808	832	No	Varies through July 2020
National Asbestos Workers Pension Plan	52-6038497/001	Red 6/30/2011	Red 6/30/2010	Implemented	600	756	483	No	Varies through Nov 2013
Sheet Metal Workers’ National Pension Fund	52-6112463/001	Red	Red	Implemented	269	473	402	No	Varies through July 2020
Plumbers & Steamfitters Local No. 150 Pension Fund	58-6116699/001	Red	Yellow	No	246	282	234	No	Varies through July 2020
Southern Ironworkers Pension Plan (1)	59-6227091/001	Green	Green	No	227	263	280	No	Varies through July 2020
Insulators Local No. 96 Pension Plan (1)	58-6110889/001	Yellow	Yellow	No	225	276	234	No	Varies through July 2020
Central States, Southeast, and Southwest Pension Fund	36-6044243/001	Red	Red	Implemented	216	63	32	No	Varies through Nov 2013
AFL-AGC Building Trades Pension Fund (1)	63-6055108/001	Green 6/30/2011	Green 6/30/2010	No	112	328	542	No	Varies through July 2020
Washington-Idaho-Montana Carpenters-Employers Retirement Fund	91-6123987/001	Red 6/30/2011	Red 6/30/2010	Implemented	99	86	83	No	November 2013
Asbestos Workers Local No. 55 Pension Fund (1)	63-0474674/001	Red	Red	Implemented	75	118	184	No	July 2015
Iron Workers Local 40, 361 & 417 Pension Fund	51-6102576/001	Yellow	Yellow	No	56	26	112	No	Varies through June 2014
Central Laborers’ Pension Fund	37-6052379/001	Yellow 9/30/2011	Yellow 9/30/2010	No	58	108	99	No	Varies through April 2014
IBEW Local Union No. 1392 Pension Plan (1)	35-6544875/001	Green 5/31/2011	(2)	No	38	(2)	(2)	No	May 2013
Washington-Idaho Laborers-Employers Pension Trust	91-6123988/001	Red 5/31/2011	Yellow 5/31/2011	No	31	72	62	No	November 2013
United Association of Journeyman & Apprentices of the Plumbing & Pipefitting Industry of the United States & Canada Local 198 AFL-CIO Pension Trust	72-0522454/001	Red 8/31/2011	Red 8/31/2010	Implemented	10	9	14	No	August 2013
Sheet Metal Workers Local 441 Supplemental Pension Plan (1)	63-6219747/001	Green	Green	No	14	28	41	No	July 2020
Northwest Ironworkers Retirement Plan	91-6123688/001	Yellow 6/30/2011	Yellow 6/30/2010	No	7	88	38	No	November 2013
Massachusetts Laborers’ Pension Fund	04-6128298/001	Red 6/30/2011	Yellow 6/30/2010	No	—	730	651	No	August 2013
Pension Trust Fund of the Pension Hospitalization & Benefit Plan of the Electrical Industry	13-6123601/001	Green 9/30/2011	Green 9/30/2010	No	—	478	1,339	No	August 2013
Plumbers and Steamfitters Local No. 131 Pension Fund (1)	51-6029575/001	Red 10/31/2011	Red 10/31/2010	Implemented	—	363	83	No	Expired
New England Teamsters & Trucking Industry Pension Fund	04-6372430/001	Red 9/30/2011	Red 9/30/2010	Implemented	—	81	57	No	August 2013
Iron Workers District Council of New England Pension Fund	04-2591016/001	Yellow	Yellow	No	—	80	170	No	August 2013
Michigan Laborers’ Pension Fund	38-6233976/001	Red 8/31/2011	Yellow 8/31/2010	No	—	31	208	No	August 2013
IBEW Local Union No. 223 Pension Plan	04-2780301/005	Red	Red	Implemented	—	—	252	No	August 2013
Iron Workers Local 340 Retirement Income Plan	38-6233975/001	Red	Red	Implemented	—	—	236	No	August 2013
Plumbers & Steamfitters Local 298 Jurisdictional Pension Fund	39-0542913/001	Yellow	Red	Implemented	—	—	—	N/A	Expired
All Others					2,160	3,780	3,883

					$11,604	$14,683	$14,228

(1)	We were listed in the multiemployer plan’s Form 5500 as providing more than 5% of total contributions for the plan year ended in 2011.

(2)	We did not participate in the IBEW Local Union No. 1392 Pension Plan prior to the Koontz-Wagner Acquisition on July 30, 2012.

Employees covered by multiemployer pension plans are hired for project-based building and construction purposes. Our participation level in these plans varies as a result. In addition, with the Koontz-Wagner acquisition during 2012, we added one multiemployer pension plan under which there were 49 participants as of December 31, 2012.

At the date that these consolidated financial statements were issued, Forms 5500 were generally not available for the plan year ending in 2012.

We believe that our responsibility for potential withdrawal liabilities associated with participating in multiemployer plans is limited because the building and construction trades exemption should apply to the substantial majority of our plan contributions. However, pursuant to the Pension Protection Act of 2006 and other applicable laws, we are also exposed to other potential liabilities associated with plans that are underfunded. As of December 31, 2012, we had been notified that certain pension plans were in critical funding status. Currently, certain plans are developing, or have developed, a rehabilitation plan that may call for a reduction in participant benefits or an increase in future employer contributions. Therefore, in the future, we could be responsible for potential surcharges, excise taxes and/or additional contributions related to these plans. Additionally, market conditions and the number of participating employers remaining in each plan may result in a reorganization, insolvency or mass withdrawal that could materially affect the funded status of multiemployer plans and our potential withdrawal liability, if applicable. We continue to actively monitor, assess and take steps to limit our potential exposure to any surcharges, excise taxes, additional contributions and/or withdrawal liabilities. However, we cannot, at this time, estimate the full amount, or even the range, of this potential exposure.

NOTE 15—COMMITMENTS AND CONTINGENCIES

Litigation and Claims: We are from time to time party to various lawsuits, claims and other proceedings that arise in the ordinary course of our business. With respect to all such lawsuits, claims and proceedings, we record a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that the resolution of any currently pending lawsuits, claims and proceedings, either individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or liquidity. However, the outcomes of any currently pending lawsuits, claims and proceedings cannot be predicted, and therefore, there can be no assurance that this will be the case.

Deltak Claims: By purchase agreement dated August 6, 2011, referred to as the 2011 Purchase Agreement, we sold the operating net assets of our Deltak business unit to Hamon & Compagnie International SA (the “Buyer”). Under the 2011 Purchase Agreement, we retained certain liabilities relating to the operating net assets sold to the Buyer. The 2011 Purchase Agreement established escrow accounts totaling $6.9 million set aside for contingencies, of which $3.1 million was previously recorded in short-term restricted cash and $3.8 million, that was subject to a five year escrow term, was previously recorded in other long-term assets. In the third quarter of 2012, we received claims for indemnification from the Buyer in connection with the activities of our Deltak business unit. In the fourth quarter of 2012, we settled these claims with the Buyer as follows:

•	We received $6.1 million in cash from the escrow.

•	The buyer received $0.4 million from escrow which was included as a loss from discontinued operations.

•	The remaining $0.4 million as of December 31, 2012 will be held in escrow to cover future contingencies.

Under the terms of the settlement agreement, $0.3 million of the remaining escrow was classified as short-term restricted cash and $0.1 million was long-term restricted cash and was classified as other long-term assets as of December 31, 2012.

Asbestos Cases: A former operating unit of Global Power has been named as a defendant in a limited number of asbestos personal injury lawsuits. Neither we nor our predecessors ever mined, manufactured, produced or distributed asbestos fiber, the material that allegedly caused the injury underlying these actions. The bankruptcy court’s discharge order issued upon emergence from bankruptcy extinguished the claims made by all plaintiffs who had filed asbestos claims against us before that time. We also believe the bankruptcy court’s discharge order should serve as a bar against any later claim filed against us, including any of our subsidiaries, based on alleged injury from asbestos at any time before emergence from bankruptcy. In any event in all of the asbestos cases finalized post-bankruptcy, we have been successful in having such cases dismissed without liability. Moreover, during 2012, we secured insurance coverage that will help to reimburse the defense costs and potential indemnity obligations of our former operating unit relating to these claims. We intend to vigorously defend all currently active actions, just as we defended the other actions that have since been dismissed, all without liability, and we do not anticipate that any of these actions will have a material adverse effect on our financial position, results of operations or liquidity. However, the outcomes of any legal action cannot be predicted and, therefore, there can be no assurance that this will be the case.

Deltak Fund for Unsecured Claims in Bankruptcy: On September 28, 2006, we and all of our U.S. subsidiaries (in existence on September 28, 2006), including the Deltak large-scale HRSG operations, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the “Chapter 11 Filing”). Pursuant to an approved Plan of Reorganization, an administrator was appointed to administer a fund of approximately $34 million in cash that was intended to be distributed to the holders of allowed unsecured claims against the Deltak large-scale HRSG operations. During 2011, the Administrator had completed its duties to administer the fund in satisfaction of all allowed unsecured claims and in June 2011, we received a court order for final decree closing the Chapter 11 Filing.

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

A reconciliation of the changes to our warranty reserve is as follows:

	Years Ended December 31,
	2012	2011
Balance at the beginning of the period	$4,719	$6,049
Adjustments [1]	1,395	(1,811)
Provision for the period	1,859	2,122
Settlements made (in cash or in kind) for the period	(3,900)	(1,641)

Balance at the end of the period	$4,073	$4,719

[1]

During 2012 and 2011 warranty adjustments included the normal expiration of warranty periods and changes in management’s estimates, based on historical claims activity, to further reduce the warranty reserves required. In addition, 2012 also includes warranty reserves acquired through the 2012 Acquisitions.

Leases: We lease equipment and facilities, which are noncancellable and expire at various dates. Total rental expense for all operating leases during the years ended December 31, 2012, 2011 and 2010 was approximately $1.6 million, $1.3 million and $1.2 million, respectively.

Future minimum annual lease payments under these noncancellable operating leases as of December 31, 2012 are as follows:

December 31
2013	$2,468
2014	2,197
2015	1,759
2016	1,525
2017	1,077
Thereafter	1,080

Total	$10,106

None of the leases include contingent rental provisions.

In 2010, we entered into an agreement to purchase real property that we currently lease. As of December 31, 2012, the purchase obligation was approximately $0.9 million and will be due for payment in 2014.

Insurance: Certain of our subsidiaries are self-insured for health, general liability and workers’ compensation up to certain policy limits. Amounts charged to expense for continuing operations amounted to approximately $6.6 million, $6.6 million and $6.0 million during the years ended December 31, 2012, 2011 and 2010, respectively, and include insurance premiums related to the excess claim coverage and claims incurred for continuing operations. The reserves as of December 31, 2012 and 2011 consist of estimated amounts unpaid for reported and unreported claims incurred. We have provided $3.4 million in letters of credit as of December 31, 2012, as security for possible workers’ compensation claims.

NOTE 16—MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

We have certain customers that represent more than 10 percent of consolidated accounts receivable. The balance for these customers as a percentage of the consolidated accounts receivable is as follows:

	December 31,
Customer	2012	2011
Siemens Energy, Inc.	20%	26%
General Electric Company	19%	*
Florida Power & Light Company	10%	*
Southern Nuclear Operating Company	*	15%

*	Less than 10%

We have certain customers that represent more than 10 percent of consolidated revenue. The revenue for these customers as a percentage of the consolidated revenue is as follows:

	Years Ended December 31,
Customer	2012	2011	2010
Southern Nuclear Operating Company	16%	24%	24%
General Electric Company	16%	12%	10%
Siemens Energy, Inc.	15%	14%	*
Tennessee Valley Authority	14%	*	*
Entergy Services Inc.	*	*	26%
All others	39%	50%	40%

Total	100%	100%	100%

*	Less than 10% of revenue included in “All others” above

Customers for the Products Division include original equipment manufacturers, engineering, procurement and construction contractors, owners and operators of oil and gas pipelines, operators of power generation facilities and firms engaged across several process-related industries. Products Division customers include Siemens Energy, Inc. and General Electric Company. Customers for the Services Division are varied, but include some major utility companies within the U.S. Our major customers vary over time due to the relative size and duration of our projects and customer outages. Services Division customers include Southern Nuclear Operating Company, Tennessee Valley Authority, Florida Power and Light Company and Entergy Services Inc.

NOTE 17—OTHER SUPPLEMENTAL INFORMATION

Other current assets consist of the following:

	December 31,
	2012	2011
Prepaid expenses	$1,985	$1,961
VAT receivable	2,072	1,694
Prepaid taxes	409	716
Other	1,069	1,549

Total	$5,535	$5,920

Other long-term assets consist of the following:

	December 31,
	2012	2011
Debt issuance costs, net	$764	$1,085
Restricted cash	109	3,850
Other	632	215

Total	$1,505	$5,150

Other current liabilities consist of the following:

	December 31,
	2012	2011
Accrued workers compensation	$2,835	$3,794
Accrued taxes	1,673	929
Accrued medical reserve	1,116	862
Accrued legal and professional fees	1,101	1,248
Other	1,664	320

Total	$8,389	$7,153

Other long-term liabilities consist of the following:

	December 31,
	2012	2011
Accrued taxes	$4,180	$5,036
Other	500	867

Total	$4,680	$5,903

Supplemental cash flow disclosures are as follows:

	Years Ended December 31,
	2012	2011	2010
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for the period for:
Interest	$515	$792	$3,950
Income taxes	$2,338	$1,988	$1,803
Net effect of changes in operating activities, net of businesses acquired and sold:
(Increase) decrease in accounts receivable	$(34,643)	$3,279	$3,375
Increase in inventories	(736)	(768)	(418)
(Increase) decrease in costs and estimated earnings in excess of billings	(14,340)	2,347	(3,606)
Decrease (increase) in other current assets	725	(1,986)	5,730
(Increase) decrease in other assets	(416)	(164)	1,271
Increase (decrease) in accounts payable	11,251	(5,522)	(12,562)
Decrease in accrued and other liabilities	(1,722)	(7,207)	(21)
Decrease in accrued warranties	(1,234)	(1,330)	(4,932)
Increase (decrease) in billings in excess of costs and estimated earnings	3,346	8,497	(19,813)
Decrease in deferred revenue	—	—	(3,006)

Changes in operating assets and liabilities, net of businesses acquired and sold	$(37,769)	$(2,854)	$(33,982)

Research and development costs of $0.8 million, $0.2 million and $0.5 million during the years ended December 31, 2012, 2011 and 2010, respectively, are included in selling and administrative expenses in the accompanying consolidated statements of operations.

NOTE 18—SEGMENT INFORMATION

We follow ASC 280—Segment Reporting, to present segment information. We considered the way our management team, most notably our chief operating decision maker, makes operating decisions and assesses performance and considered which components of our enterprise have discrete financial information available. As management makes decisions using a products and services group focus, our analysis resulted in two reportable segments, the Products Division and the Services Division. The financial results of the 2012 Acquisitions have been included in our Products Division as of their respective acquisition dates.

For all periods presented, we have excluded the results of operations of our discontinued operations. As a result of our 2011 disposal of the Deltak business unit, certain corporate and other operating costs were reallocated for all periods presented to our continuing operations. In addition, management also reevaluated our primary measure of segment performance and determined that operating income should be used as the best measure of segment performance. The change in performance measure was the result of the relocation of corporate headquarters and subsequent reorganization of functional responsibilities.

The accounting policies for our segments are the same as those described in Note 2—Summary of Significant Accounting Policies.

The following tables present information about segment income:

Year Ended December 31, 2012	Products Division	Services Division	Total
Revenue	$193,676	$269,152	$462,828
Depreciation and amortization	2,670	1,027	3,697
Operating income	9,271	11,175	20,446

Year Ended December 31, 2011	Products Division	Services Division	Total
Revenue	$157,880	$298,959	$456,839
Depreciation and amortization	1,169	920	2,089
Operating income	10,865	15,674	26,539

Year Ended December 31, 2010	Products Division	Services Division	Total
Revenue	$105,009	$377,461	$482,470
Depreciation and amortization	1,422	2,169	3,591
Operating income	7,599	33,497	41,096

The following table presents information, which reconciles segment assets to consolidated total assets:

	As of December 31,
	2012	2011
Assets:
Products	$210,961	$116,557
Services	98,498	78,652
Non allocated corporate assets	35,359	120,941

Total consolidated assets	$344,818	$316,150

Corporate assets consist primarily of cash and deferred tax assets.

The following presents the Products Division revenue by geographical region based on our operating locations. Products are often shipped to other geographical areas but revenue is listed in the region in which the revenue is recognized:

	Years ended December 31,
	2012		2011		2010
	Revenue Recognized In	Product Shipped To	Revenue Recognized In	Product Shipped To	Revenue Recognized In	Product Shipped To
United States	$116,904	$56,009	$96,498	$42,489	$61,389	$49,562
Canada	—	4,306	—	5,800	—	983
Europe	59,110	8,583	47,722	5,513	32,009	10,700
Mexico	16,164	4,091	11,330	4,568	7,522	372
Asia	1,498	14,920	2,330	19,028	4,089	6,980
Middle East	—	82,596	—	62,353	—	13,311
South America	—	17,182	—	10,289	—	14,679
Other	—	5,989	—	7,840	—	8,422

Total	$193,676	$193,676	$157,880	$157,880	$105,009	$105,009

Our Services Division revenue, virtually all of which is derived in the United States, was $269.2 million, $299.0 million and $377.5 million during the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 19—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of the quarterly operating results during 2012 and 2011 follows:

Year Ended December 31, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2012 Total
Total revenue	$104,462	$94,678	$111,496	$152,192	$462,828
Gross profit	16,492	16,992	18,129	31,441	83,054
Income from continuing operations	892	963	1,308	14,407	17,570
Earnings per common share from continuing operations:
Basic	0.05	0.06	0.08	0.85	1.04
Diluted	0.05	0.06	0.08	0.85	1.02

Year Ended December 31, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2011 Total
Total revenue	$104,295	$138,316	$99,226	$115,002	$456,839
Gross profit	13,241	21,879	19,205	22,792	77,117
Income from continuing operations	850	48,178	6,656	7,372	63,056
Earnings per common share from continuing operations:
Basic	0.05	3.03	0.41	0.45	3.95
Diluted	0.05	2.84	0.39	0.43	3.70

NOTE 20—SUBSEQUENT EVENT

On March 5, 2013, our Board of Directors declared a cash dividend of $0.09 per share of common stock to the holders of record of our common stock as of the close of business on March 18, 2013 to be paid on or about March 29, 2013.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
($ in thousands)
2012
Allowance for doubtful accounts	$1,135	$29	$26	$(200)	$990
Accrued warranty reserves	$4,719	$1,859	$1,938	$(4,443)	$4,073
Valuation allowance for deferred tax assets	$6,845	$24	$—	$(381)	$6,488

2011
Allowance for doubtful accounts	$2,508	$171	$—	$(1,544)	$1,135
Accrued warranty reserves	$6,049	$2,122	$—	$(3,452)	$4,719
Valuation allowance for deferred tax assets	$55,236	$203	$213	$(48,807)	$6,845

2010
Allowance for doubtful accounts	$1,588	$1,718	$—	$(798)	$2,508
Accrued warranty reserves	$10,981	$187	$—	$(5,119)	$6,049
Valuation allowance for deferred tax assets	$92,033	$—	$157	$(36,954)	$55,236

The “additions-charged to other accounts” column of allowance for doubtful accounts represents allowances acquired during the period through the 2012 Acquisitions.

The “additions-charged to other accounts” column for accrued warranties represents warranties acquired during the period through the 2012 Acquisitions.

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