Form 10-Q
period 2013-03-31
GLOBAL POWER EQUIPMENT GROUP INC.
filed 2013-05-09
CIK 1136294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of May 8, 2013, there were 17,013,727 shares of common stock of Global Power Equipment Group Inc. outstanding.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

Form 10-Q

For the quarter ended March 31, 2013

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,455	$31,951
Restricted cash	317	317
Accounts receivable, net of allowance of $1,081 and $990	78,504	90,573
Inventories	6,799	6,808
Costs and estimated earnings in excess of billings	45,831	50,059
Deferred tax assets	4,859	4,859
Other current assets	5,978	5,535

Total current assets	178,743	190,102
Property, plant and equipment, net	15,887	15,598
Goodwill	89,346	89,346
Intangible assets, net	36,351	36,985
Deferred tax assets	12,367	11,282
Other long-term assets	1,682	1,505

Total assets	$334,376	$344,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,314	$24,749
Accrued compensation and benefits	21,069	16,724
Billings in excess of costs and estimated earnings	11,067	16,205
Accrued warranties	4,080	4,073
Other current liabilities	8,625	8,389

Total current liabilities	63,155	70,140
Other long-term liabilities	4,726	4,680

Total liabilities	67,881	74,820
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.01 par value, 170,000,000 shares authorized and 18,237,428 and 17,941,529 shares issued, respectively, and 17,015,371 and 16,804,826 shares outstanding, respectively	182	179
Paid-in capital	66,783	66,660
Accumulated other comprehensive income	1,006	1,812
Retained earnings	198,536	201,358
Treasury stock, at par (1,222,057 and 1,136,703 common shares, respectively)	(12)	(11)

Total stockholders’ equity	266,495	269,998

Total liabilities and stockholders’ equity	$334,376	$344,818

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
Products revenue	$38,894	$32,104
Services revenue	77,816	72,358

Total revenue	116,710	104,462
Cost of products revenue	32,937	25,860
Cost of services revenue	67,807	62,110

Cost of revenue	100,744	87,970
Gross profit	15,966	16,492
Selling and marketing expenses	2,223	1,504
General and administrative expenses	14,554	11,966
Depreciation and amortization expense (1)	1,073	242

Operating (loss) income	(1,884)	2,780
Interest expense, net	86	1,181
Other income, net	(150)	(5)

(Loss) income from continuing operations before income tax	(1,820)	1,604
Income tax (benefit) expense	(619)	712

(Loss) income from continuing operations	(1,201)	892
Discontinued operations:
Loss from discontinued operations	(40)	(67)

Net (loss) income	$(1,241)	$825

Basic (loss) earnings per weighted average common share:
(Loss) income from continuing operations	$(0.07)	$0.05
Loss from discontinued operations	—	—

(Loss) income per common share—basic	$(0.07)	$0.05

Weighted average number of shares of common stock outstanding—basic	16,772,195	16,375,734

Diluted (loss) earnings per weighted average common share:
(Loss) income from continuing operations	$(0.07)	$0.05
Loss from discontinued operations	—	—

(Loss) income per common share—diluted	$(0.07)	$0.05

Weighted average number of shares of common stock outstanding—diluted	16,772,195	17,072,691

Cash dividends per share	$0.09	—

(1)	Excludes depreciation and amortization expense of $358 and $195 included in cost of revenue, respectively.

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
Net (loss) income	$(1,241)	$825
Foreign currency translation adjustment	(806)	1,091

Comprehensive (loss) income	$(2,047)	$1,916

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

($ in thousands, except share amounts)

(unaudited)

				Accumulated
	Common Shares			Other
	$0.01 Per Share		Paid-in	Comprehensive	Retained	Treasury Shares
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Total
Balance, December 31, 2012	17,941,529	$179	$66,660	$1,812	$201,358	(1,136,703)	$(11)	$269,998
Stock-based compensation	295,899	3	123	—	—	(85,354)	(1)	125
Dividends declared	—	—	—	—	(1,581)	—	—	(1,581)
Net loss	—	—	—	—	(1,241)	—	—	(1,241)
Foreign currency translation adjustment	—	—	—	(806)	—	—	—	(806)

Balance, March 31, 2013	18,237,428	$182	$66,783	$1,006	$198,536	(1,222,057)	$(12)	$266,495

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
Operating activities:
Net (loss) income	$(1,241)	$825
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax benefit	(1,086)	(273)
Depreciation and amortization on property, plant and equipment and intangible assets	1,431	437
Amortization on deferred financing costs	45	1,105
Stock-based compensation	1,629	1,722
Changes in operating assets and liabilities	7,720	(5,637)

Net cash provided by (used in) operating activities	8,498	(1,821)
Investing activities:
Purchase of property, plant and equipment	(788)	(1,087)

Net cash used in investing activities	(788)	(1,087)
Financing activities:
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(585)	(1,039)
Dividends paid	(1,518)	—
Debt issuance costs	—	(902)

Net cash used in financing activities	(2,103)	(1,941)
Effect of exchange rate changes on cash	(1,103)	746

Net change in cash and cash equivalents	4,504	(4,103)
Cash and cash equivalents, beginning of period	31,951	99,491

Cash and cash equivalents, end of period	$36,455	$95,388

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

Effective as of January 1, 2013, our Board of Directors determined to change from a traditional month-end calendar close cycle to a 4-4-5 calendar close methodology during interim periods. Our fiscal year will continue to end on December 31. Under this new methodology, each interim period is comprised of 13 weeks, which includes two 4-week months and one 5-week month, and begins on Monday and ends on Sunday. The 4-4-5 close methodology will change the accounting periods to month-end dates that would be different than the traditional last day of the standard month end. This change in methodology aligns our financial calendar to our payroll cycle simplifying our close process. The effects of this practice are modest and only exist within a reporting year. The reporting periods and applicable reports for the year 2013 are expected to be as follows:

Fiscal Period	Reporting Period	Report to be Filed
First quarter of fiscal 2013	January 1, 2013 to March 31, 2013	Quarterly Report on Form 10-Q
Second quarter of fiscal 2013	April 1, 2013 to June 30, 2013	Quarterly Report on Form 10-Q
Third quarter of fiscal 2013	July 1, 2013 to September 29, 2013	Quarterly Report on Form 10-Q
Fourth quarter of fiscal 2013	September 30, 2013 to December 31, 2013	Annual Report on Form 10-K

In the third quarter of 2012, we acquired two businesses (“2012 Acquisitions”) which expanded our products portfolio. The financial results of the 2012 Acquisitions have been included in our Products Division as of their respective acquisition dates.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: These unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the U.S. The information in the condensed consolidated financial statements, in the opinion of management, includes normal recurring adjustments and reflects all adjustments that are necessary for a fair statement of such financial statements. We believe that the disclosures presented are adequate to represent materially correct interim financial statements. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2012 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2013.

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

Discontinued Operations Presentation: In August 2011, we completed the sale of substantially all of the operating assets of our Deltak L.L.C. business unit. The following notes relate to our continuing operations only unless otherwise noted.

Dollar Amounts: All dollar amounts (except per share amounts) presented in the tabulations within the notes to our condensed consolidated financial statements are stated in thousands of dollars, unless otherwise noted.

Adoption of New Accounting Pronouncements and Recently Issued Accounting Pronouncements: In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. The adoption of this standard in February 2013 did not have an impact on our consolidated financial statements, and there was no material impact to our financial statement disclosures.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters: Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (“ASU 2013-05”). ASU 2013-05 provides updated guidance to clarify the applicable guidance for a parent company’s accounting for the release of the cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This guidance is effective for fiscal periods beginning after December 15, 2013, and is to be applied prospectively to derecognition events occurring after the effective date. ASU 2013-05 is not expected to have a material impact on our consolidated financial statements or financial statement disclosures.

NOTE 3 – (LOSS) EARNINGS PER SHARE

Basic (loss) earnings per common share is net (loss) income divided by the weighted average common shares outstanding during the period. Diluted (loss) earnings per common share is based on the weighted average common shares outstanding during the period, adjusted to include the incremental effect of common shares that would be issued upon the conversion of warrants and the vesting and release of restricted stock awards.

Basic and diluted (loss) earnings per common share are calculated as follows:

	Three Months Ended March 31,
	2013	2012
Net (loss) income:
(Loss) income from continuing operations	$(1,201)	$892
Loss from discontinued operations	(40)	(67)

Net (loss) income available to common shareholders	$(1,241)	$825

Basic (Loss) Earnings Per Common Share:
Weighted Average Common Shares Outstanding	16,772,195	16,375,734

Basic (loss) earnings per common share from continuing operations	$(0.07)	$0.05
Basic loss per common share from discontinued operations	—	—

Basic (loss) earnings per common share	$(0.07)	$0.05

Diluted (Loss) Earnings Per Common Share:
Weighted Average Common Shares Outstanding	16,772,195	16,375,734
Effect of Dilutive Securities:
Unvested portion of restricted stock awards	—	201,883
Warrants to purchase common stock	—	495,074

Weighted Average Common Shares Outstanding Assuming Dilution	16,772,195	17,072,691

Diluted (loss) earnings per common share from continuing operations	$(0.07)	$0.05
Diluted loss per common share from discontinued operations	—	—

Diluted (loss) earnings per common share	$(0.07)	$0.05

During the three months ended March 31, 2013 and 2012, there were 501,041 and 214,644 outstanding stock equivalents that were anti-dilutive and excluded from the computations of diluted (loss) earnings per common share. Excluded from the calculation of both basic and diluted (loss) earnings per common share are unvested performance-based restricted stock awards for which performance targets had not been set by the Board of Directors of 60,370 and 156,192 as of March 31, 2013 and March 31, 2012, respectively.

NOTE 4 – INCOME TAXES

The overall effective income tax rate during the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
	2013	2012
Effective income tax rate	34.0%	44.4%

The effective income tax rate differs from the statutory federal income tax rate of 35% primarily because of state and foreign income taxes and permanent differences.

As of March 31, 2013, we would need to generate approximately $104.2 million of future financial taxable income to realize our deferred tax assets.

As of both March 31, 2013 and December 31, 2012, we provided for a liability of $4.2 million for unrecognized tax benefits related to various federal, foreign and state income tax matters, which was included in long-term deferred tax assets and other long-term liabilities. If recognized, the entire amount of the liability would affect the effective tax rate. As of March 31, 2013, we have accrued approximately $2.2 million in other long-term liabilities for potential payment of interest and penalties related to uncertain income tax positions.

NOTE 5 – DEBT

As of March 31, 2013, there were no outstanding borrowings and we were in compliance with all debt covenants. As of March 31, 2013, we had unamortized deferred financing fees on our $100 million credit facility (“Revolving Credit Facility”) of $0.7 million.

On February 21, 2012, the amortization of debt financing costs pertaining to our prior credit facility was accelerated increasing the amount of interest expense recognized during the first quarter of 2012 by $1.1 million.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

NOTE 7 – STOCKHOLDERS’ EQUITY

Dividends: In May 2012, our Board of Directors approved a quarterly cash dividend policy. On March 5, 2013, the Board of Directors declared a dividend of $0.09 per share to shareholders of record as of the close of business on March 18, 2013. The Company paid $1.5 million in conjunction with this dividend on March 29, 2013. The terms of our Revolving Credit Facility limit the amount of cash dividends we can pay and such terms are defined in the Revolving Credit Facility agreement.

Dividend equivalents equal to the dividends payable on the same number of shares of our common stock were accrued on unvested restricted stock awards. No dividend equivalents are paid on any unvested restricted stock awards that are forfeited prior to the vesting date. Dividend equivalents are paid out in cash at the vesting date on restricted stock awards. A non-cash accrual of $0.2 million for unpaid dividend equivalents for unvested restricted stock awards was included in the accompanying consolidated balance sheet as of March 31, 2013. In addition, accumulated dividend equivalents of $0.1 million were payable upon the vesting of 288,392 shares of restricted stock awards in the first quarter of 2013.

Stock Repurchase Program: In May 2012, our Board of Directors authorized a program to repurchase up to two million shares of our common stock until the earlier of June 30, 2014 or a determination by the Board of Directors to discontinue the repurchase program. We made no share repurchases of our common stock during the three months ended March 31, 2013 under the repurchase program.

Foreign Currency Translation: Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate during the period. Translation adjustments are accumulated and reported as a component of accumulated other comprehensive income. We had foreign currency translation adjustments resulting in $0.8 million of unrealized losses and $1.1 million of unrealized gains during the three months ended March 31, 2013 and 2012, respectively. Our foreign earnings are considered permanently reinvested and, therefore, we do not have any corresponding deferred taxes for our unremitted earnings.

Stock-Based Compensation: During the three months ended March 31, 2013, we vested 288,392 shares of stock-based compensation to employees and recorded a $0.9 million non-cash accrual related to the payment of statutory taxes due on the awards that was unpaid as of March 31, 2013.

We granted 98,653 shares of restricted stock awards subject only to service conditions to employees and directors during the three months ended March 31, 2013 at a weighted-average fair value price per share of $17.21. These service-based restricted stock awards will vest ratably over three or four years.

We also granted 156,687 restricted stock awards subject to service and performance conditions during the three months ended March 31, 2013 at a weighted-average fair value price per share of $17.32. Of these, 87,572 performance-based restricted stock awards will vest at the end of a one year performance period subject to multiple target levels of operating income. The remaining 69,115 performance-based restricted stock awards will cliff vest at the end of a three year performance period subject to multiple target levels of operating margin. If the minimum target set in the agreement is not met, none of the shares would vest and no compensation expense would be recognized and any previously recognized compensation expense would be reversed. The actual number of shares that will ultimately vest is dependent on achieving fixed thresholds between the minimum and maximum performance condition and ranges between 0% and 200% the number of units originally granted. We recognize stock-based compensation expense related to performance awards based upon our determination of the potential likelihood of achievement of the performance target at each reporting date, net of estimated forfeitures.

We also granted 69,081 market-based restricted stock awards during the three months ended March 31, 2013 which, in addition to being subject to continuing employment requirements are subject to a market condition in the form of a total shareholder return (“TSR”) modifier. The actual number of shares that cliff vest at the end of the three-year vesting period is determined based on our TSR relative to the Russell 2000 over the related three-year performance period. Depending on the level of achievement, the actual number of shares that vest may range from 0% to 200% of the awards originally granted.

We estimate the fair value of our market-based restricted stock awards on the date of grant using a Monte Carlo simulation valuation model. This pricing model uses multiple simulations to evaluate our probability of achieving various stock price levels to determine our expected TSR performance ranking. Expense is only recorded for the number of market-based restricted stock awards granted, net of estimated forfeitures. The assumptions used to estimate the fair value of market-based restricted stock awards granted during the three months ended March 31, 2013 were as follows:

Three Months Ended
March 31, 2013
Expected term (years)	2.76
Expected volatility	36.8%
Expected dividend yield	0.0%
Risk-free interest rate	0.3%
Weighted-average grant date fair value	$21.63

NOTE 8 – OTHER SUPPLEMENTAL INFORMATION

Other current assets consist of the following:

	As of	As of
	March 31,	December 31,
	2013	2012
Prepaid expenses	$2,100	$1,985
VAT receivable	2,199	2,072
Prepaid taxes	390	409
Other	1,289	1,069

Total	$5,978	$5,535

Other long-term assets consist of the following:

	As of	As of
	March 31,	December 31,
	2013	2012
Debt issuance costs, net	$719	$764
Restricted cash	109	109
Other	854	632

Total	$1,682	$1,505

Other current liabilities consist of the following:

	As of	As of
	March 31,	December 31,
	2013	2012
Accrued workers compensation	$2,890	$2,835
Accrued taxes	1,683	1,673
Accrued legal and professional fees	1,410	1,101
Accrued contract obligation	1,167	1,221
Other	1,475	1,559

Total	$8,625	$8,389

Other long-term liabilities consist of the following:

	As of	As of
	March 31,	December 31,
	2013	2012
Uncertain tax liabilities	$4,249	$4,180
Other	477	500

Total	$4,726	$4,680

Supplemental cash flow disclosures are as follows:

	Three Months Ended March 31,
	2013	2012
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for the period for:
Interest	$78	$144

Income taxes	$355	$378

Net effect of changes in operating activities
Decrease in accounts receivable	$12,069	$4,680
Decrease (increase) in inventories	9	(150)
Decrease (increase) in costs and estimated earnings in excess of billings	4,228	(6,739)
Increase in other current assets	(443)	(21)
(Increase) decrease in other assets	(222)	27
Decrease in accounts payable	(6,435)	(2,634)
Increase in accrued and other liabilities	3,645	3,026
Increase in accrued warranties	7	15
Decrease in billings in excess of costs and estimated earnings	(5,138)	(3,841)

Changes in operating assets and liabilities	$7,720	$(5,637)

NOTE 9 – MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

We have certain customers that represent more than 10 percent of consolidated accounts receivable. The balance for these customers as a percentage of the consolidated accounts receivable is as follows:

	As of		As of
	March 31,		December 31,
Customer	2013		2012
Southern Nuclear Operating Company	23%		*
Siemens AG	22%		20%
General Electric Company		*	19%
Florida Power & Light Company		*	10%

*	Less than 10%

We have certain customers that represent more than 10 percent of consolidated revenue. The revenue for these customers as a percentage of the consolidated revenue is as follows:

	Three Months Ended March 31,
Customer	2013	2012
Southern Nuclear Operating Company	29%	30%
Siemens AG	16%	12%
Tennessee Valley Authority	15%	16%
General Electric Company	11%	11%
All others	29%	31%

Total	100%	100%

*	Less than 10% of revenue included in All others above

Customers for the Products Division include original equipment manufacturers, engineering, procurement and construction contractors, owners and operators of oil and gas pipelines, operators of power generation facilities and firms engaged across several process-related industries. Products Division customers include Siemens AG and General Electric Company. Customers for the Services Division are varied, but include some major utility companies within the U.S. Our major customers vary over time due to the relative size and duration of our projects and customer outages. Services Division customers include Southern Nuclear Operating Company, Tennessee Valley Authority and Florida Power & Light Company.

NOTE 10 – SEGMENT INFORMATION

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

The following tables present information about segment income:

	Products Division		Services Division		Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012	2013	2012
Revenue	$38,894	$32,104	$77,816	$72,358	$116,710	$104,462
Depreciation and amortization	1,224	310	207	127	1,431	437
Operating (loss) income	(2,537)	(366)	653	3,146	(1,884)	2,780

The following table presents information, which reconciles segment information to consolidated total assets:

	As of	As of
	March 31,	December 31,
	2013	2012
Assets:
Products	$197,011	$210,961
Services	104,409	98,498
Non allocated corporate headquarters assets	32,956	35,359

Total consolidated assets	$334,376	$344,818

Corporate headquarters assets consist primarily of cash and deferred tax assets.

The following presents the Products Division revenue by geographical region based on our operating locations. Products are often shipped to other geographical areas but revenue is listed in the region in which the revenue is recognized. We have made reclassifications to the product shipped to amounts during the three months ended March 31, 2012 primarily for allocations of sales discounts.

	Three Months Ended March 31,
	2013		2012
	Revenue	Product	Revenue	Product
	Recognized In	Shipped To	Recognized In	Shipped To
United States	$28,167	$20,489	$15,366	$6,847
Canada	—	151	—	12
Europe	7,819	958	13,329	2,352
Mexico	2,763	279	3,151	2,627
Asia	145	4,129	258	2,735
Middle East	—	9,065	—	12,885
South America	—	3,668	—	4,478
Other	—	155	—	168

Total	$38,894	$38,894	$32,104	$32,104

Our Services Division revenue, virtually all of which was derived in the U.S., was $77.8 million and $72.4 million during the three months ended March 31, 2013 and 2012, respectively.

NOTE 11 – SUBSEQUENT EVENTS

On April 30, 2013, we acquired all of the issued and outstanding shares of Hetsco Holdings, Inc. (“Hetsco”), the parent company of Hetsco, Inc., a global provider of mission critical brazed aluminum heat exchanger repair, maintenance and safety services to the industrial gas, liquefied natural gas and petrochemical industries. The aggregate consideration paid consisted of $32.5 million funded using cash on hand and a $30.0 million draw on our Revolving Credit Facility, subject to working capital adjustments. As this transaction was effective April 30, 2013, the results of Hetsco will be included in our consolidated financial statements beginning on such date. We believe that the addition of Hetsco’s lifecycle services will broaden our reach into the industrial gas and oil and gas end markets and that Hetsco’s highly-skilled welders will bolster the Services Division capabilities for current utility customers. Hetsco’s financial results will be included in our Services Division business segment. On May 8, 2013, we made a $5.0 million repayment against the amounts drawn on our Revolving Credit Facility for the acquisition. As of May 8, 2013, we had $25.0 million outstanding under our Revolving Credit Facility and up to $62.1 million of available borrowing capacity.

On May 8, 2013, our Board of Directors declared a cash dividend of $0.09 per share of common stock to the holders of record of our common stock as of the close of business on June 14, 2013 to be paid on or about June 28, 2013.

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

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above, as well as those discussed in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 7, 2013, titled “Risk Factors.” Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise and we caution you not to rely upon them unduly.

The following discussion provides an analysis of the results of operations for each of our business segments, an overview of our liquidity and capital resources and other items related to our business. This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this Form 10-Q and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, filed with the SEC on March 7, 2013.

Overview

We are a comprehensive provider of power generation equipment and modification and maintenance services for customers in the United States (“U.S.”) and international energy, power infrastructure and service industries. We operate through two business segments, which we refer to as our Products Division and our Services Division.

•

Through our Products Division, we design, engineer and manufacture a comprehensive range of gas and steam turbine auxiliary equipment and control houses primarily used to enhance the efficiency and facilitate the operation of gas turbine power plants as well as for other industrial, energy and power-related applications.

•

Through our Services Division, we provide on-site specialty modification and maintenance services, outage management, facility upgrade services, specialty maintenance and other industrial services to nuclear, fossil-fuel and hydroelectric power plants and other industrial operations in the U.S.

For information about our segments, see Note 10 to our condensed consolidated financial statements included in this Form 10-Q.

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

In the third quarter of 2012, we acquired two businesses (“2012 Acquisitions”) which expanded our products portfolio. The financial results of the 2012 Acquisitions have been included in our Products Division as of their respective acquisition dates.

Business Outlook

Products:

Year-to-date operating results for our Products Division reflect higher shipment volumes compared to the prior year period primarily due to the incremental revenues from the 2012 Acquisitions offset by unfavorable market trends resulting from a limited number of new gas turbine installations. Gross margins realized during the first quarter of 2013 were weaker than in 2012, primarily due to unfavorable absorption from declining order rates and higher than anticipated costs on discrete projects in our organic products businesses. Currently, orders from the oil and gas pipeline infrastructure market are robust and we anticipate this market to be a source of revenue growth in 2013 for our business. We expect our Products Division revenue in 2013 to remain generally in line with or slightly above 2012 as the increase in revenue from our 2012 Acquisitions will offset a decline in our organic business. We expect the near-term market to be challenging due to the previously mentioned market trends putting pressure on gross margins in 2013. In the long-term, we expect our Products Division should benefit from the forecasted expansion of natural gas as a growing source of worldwide electricity production.

Services:

Within our Services Division, year-to-date revenue is higher as compared to the prior year period which is largely attributable to an increase in outage revenue due to both timing and scope as compared to the prior year period. Within our modification and maintenance services, our customers continue to experience lower demand for power as a result of a shift in demand from nuclear to gas power due to lower natural gas prices. As a result, U.S. utilities are expected to continue to defer elective maintenance and capital project work.

We had project scope on all of the U.S. new and re-start nuclear plant projects during the first quarter of 2013. We anticipate this support to increase during the second half of 2013.

In connection with the Fukushima, Japan incident in March 2011, the Nuclear Regulatory Commission has issued preliminary guidance related to certain modifications on the U.S. nuclear fleet, but the timing and scope of such modifications remain uncertain as U.S. utilities evaluate how these preliminary guidelines will apply to their nuclear sites. We do anticipate some projects to begin to materialize by the second half of 2013 from this guidance.

Our margins realized in the first quarter of 2013 have declined from 2012 due to the higher margins realized on two capital projects in the prior year period.

Executing our Growth Strategy and other costs:

As we continue to execute our growth strategy our anticipated selling and administrative expenses are expected to increase as we invest in technologies and develop our team. In addition, the potential effects of implementing and compliance with the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 act on our selling and administrative expenses are uncertain.

Backlog:

Our backlog consists of firm orders or blanket authorizations from our customers. Backlog may vary significantly from reporting period to reporting period due to the timing of customer commitments. The time between receipt of an order and actual completion, or delivery, of our products varies from a few weeks, in the case of inventoried precision parts, to a year or more, in the case of custom designed gas turbine auxiliary equipment, selective catalytic emission reduction systems and other major plant components. We add a booking to our backlog for Products Division orders when we receive a purchase order or other written contractual commitment from a customer. We reduce Products Division backlog as revenue is recognized, or upon cancellation. The maintenance services we provide through our Services Division are typically carried out under long-term contracts spanning several years. Upon signing a multi-year maintenance contract with a customer for services, we add to our backlog only the first twelve months of work that we expect to perform under the contract. Additional work that is not identified under the original contract is added to our backlog when we reach an agreement with the customer as to the scope and pricing of that additional work. Capital project awards are typically defined in terms of scope and pricing at the time of contractual commitment from the customer. Upon receipt of a customer commitment, capital project bookings are added to our backlog at full contract value regardless of the time frame anticipated to complete the project. Maintenance services and capital project bookings are removed from our backlog as work is performed and revenue is recognized, or upon cancellation.

Backlog is not a measure defined by generally accepted accounting principles, and our methodology for determining backlog may vary from the methodology used by other companies in determining their backlog amounts. Backlog may not be indicative of future operating results and projects in our backlog may be cancelled, modified or otherwise altered by our customers.

The following table shows our backlog, by division, as of the end of each of the last five quarters ($ in thousands):

	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Products Backlog	$130,198	$113,193	$152,385	$136,058	$135,355
Services Backlog	257,066	280,561	301,916	266,451	199,412

Total	$387,264	$393,754	$454,301	$402,509	$334,767

Our Products Division backlog as of March 31, 2013 increased by $17.0 million from December 31, 2012 and declined by $5.2 million from March 31, 2012. The increase in backlog since December 31, 2012 is primarily attributable to orders for oil and gas pipeline infrastructure projects in the U.S. Proposals for power generation projects remain steady with increased shipments expected in the second half of 2013. While we remain optimistic about the prospects for new natural gas-fired generation projects in the U.S., over 60% of our current backlog is for non-U.S. projects. The Middle East remains active and bookings destined for U.S., Asian and South American projects increased during the first quarter of 2013. The ratio of orders booked to orders shipped was 1.4-to-1 during the three months ended March 31, 2013.

Our Services Division backlog as of March 31, 2013 declined by $23.5 million from December 31, 2012 and increased by $57.7 million from March 31, 2012. The decline from December 31, 2012 was largely attributable to work performed on multi-year stated value projects. Of the $257.1 million in Services Division backlog as of March 31, 2013, we expect an estimated $99.8 million to convert to revenue beyond 2013. The ratio of project awards to services rendered was 0.7-to-1 during the three months ended March 31, 2013.

Results of Operations

Effective as of January 1, 2013, our Board of Directors determined to change from a traditional month-end calendar close cycle to a 4-4-5 calendar close methodology during interim periods. Our fiscal year will continue to end on December 31. Under this new methodology, each interim period is comprised of 13 weeks, which includes two 4-week months and one 5-week month, and begins on Monday and ends on Sunday. The 4-4-5 close methodology will change the accounting periods to month-end dates that would be different than the traditional last day of the standard month end. This change in methodology aligns our financial calendar to our payroll cycle simplifying our close process. The effects of this practice are modest and only exist within a reporting year. The reporting periods and applicable reports for the year 2013 are expected to be as follows:

Fiscal Period	Reporting Period	Report to be Filed
First quarter of fiscal 2013	January 1, 2013 to March 31, 2013	Quarterly Report on Form 10-Q
Second quarter of fiscal 2013	April 1, 2013 to June 30, 2013	Quarterly Report on Form 10-Q
Third quarter of fiscal 2013	July 1, 2013 to September 29, 2013	Quarterly Report on Form 10-Q
Fourth quarter of fiscal 2013	September 30, 2013 to December 31, 2013	Annual Report on Form 10-K

Our summary financial results during the three months ended March 31, 2013 and 2012 were as follows ($ in thousands):

	Three Months Ended March 31,		Variance
	2013	2012	$	%
Products revenue	$38,894	$32,104	$6,790	21.2%
Services revenue	77,816	72,358	5,458	7.5%

Total revenue	116,710	104,462	12,248	11.7%
Cost of products revenue	32,937	25,860	7,077	27.4%
Cost of services revenue	67,807	62,110	5,697	9.2%

Cost of revenue	100,744	87,970	12,774	14.5%
Gross profit	15,966	16,492	(526)	-3.2%
Gross profit percentage	13.7%	15.8%
Selling and marketing expenses	2,223	1,504	719	47.8%
General and administrative expenses	14,554	11,966	2,588	21.6%
Depreciation and amortization expense (1)	1,073	242	831	343.4%

Operating (loss) income	(1,884)	2,780	(4,664)	-167.8%
Interest expense, net	86	1,181	(1,095)	-92.7%
Other income, net	(150)	(5)	(145)	2900.0%

(Loss) income from continuing operations before	(1,820)	1,604	(3,424)	-213.5%
Income tax (benefit) expense	(619)	712	(1,331)	-186.9%

(Loss) income from continuing operations	(1,201)	892	(2,093)	-234.6%
Discontinued operations:
Loss from discontinued operations	(40)	(67)	27	-40.3%

Net (loss) income	$(1,241)	$825	$(2,066)	-250.4%

(1)	Excludes depreciation and amortization expense of $358 and $195 included in cost of revenue, respectively.

Revenue

($ in thousands)	Three Months Ended March 31,		Variance
	2013	2012	$	%
Products revenue	$38,894	$32,104	$6,790	21.2%
Services revenue	77,816	72,358	5,458	7.5%

Total	$116,710	$104,462	$12,248	11.7%

Products Revenue.

The composition of our Products Division revenue varies from period to period based on our product mix, the strength of various geographic markets we serve and our ability to address those markets. The geographic dispersion of where products were shipped during the three months ended March 31, 2013 and 2012 was as follows ($ in thousands):

	Three Months Ended March 31,		Variance
	2013	2012	$	%
United States	$20,489	$6,847	$13,642	199.2%
Canada	151	12	139	1158.3%
Europe	958	2,352	(1,394)	-59.3%
Mexico	279	2,627	(2,348)	-89.4%
Asia	4,129	2,735	1,394	51.0%
Middle East	9,065	12,885	(3,820)	-29.6%
South America	3,668	4,478	(810)	-18.1%
Other	155	168	(13)	-7.7%

Total	$38,894	$32,104	$6,790	21.2%

The $6.8 million increase in Products Division revenue during the three months ended March 31, 2013, compared to the same period in 2012, was primarily due to incremental revenue of $10.1 million associated with the 2012 Acquisitions. The incremental revenue from the 2012 Acquisitions was comprised of energy infrastructure and power projects in the U.S. Partially offsetting the increase in revenue were decreased shipments in our organic businesses due to unfavorable market trends resulting from a limited number of new gas turbine installations.

Services Revenue.

The composition of our Services Division revenue varies from period to period based on contract mix (fixed price versus cost plus and capital versus maintenance) and the number and scope of outages under our evergreen maintenance contracts. The increase in Services Division revenue of $5.5 million during the three months ended March 31, 2013, compared to the same period in 2012, primarily resulted from an increase in the scope of 2013 outage work.

Gross Profit / Margin %

($ in thousands)	Three Months Ended March 31,		Variance
	2013	2012	$	%
Gross Profit - Products	$5,957	$6,244	$(287)	-4.6%
Gross Margin %	15.3%	19.4%
Gross Profit - Services	$10,009	$10,248	$(239)	-2.3%
Gross Margin %	12.9%	14.2%

Total Gross Profit	$15,966	$16,492	$(526)	-3.2%

Gross Margin %	13.7%	15.8%

Products.

The decrease in Products Division gross profit during the three months ended March 31, 2013 of $0.3 million compared to the corresponding period in 2012, was primarily due to unfavorable absorption from declining job flow and higher than anticipated costs on discrete projects in our organic products business. The effect of the decline in gross margin percentage was partially offset by higher shipment volumes, which impacted gross profit dollars by approximately $1.3 million.

Services.

The decrease in Services Division gross profit during the three months ended March 31, 2013 of $0.2 million compared to the corresponding period in 2012, was primarily due to the decrease in gross margin percentage, which impacted gross profit dollars by approximately $1.0 million offset by the increase in revenue. The decrease in gross margin percentage was primarily due to higher margins realized on two capital projects in the first quarter of 2012. This decrease was partially offset by $0.8 million of higher gross profit due to higher revenue.

Selling and Marketing Expenses

($ in thousands)	Three Months Ended March 31,		Variance
	2013	2012	$	%
Selling and marketing expenses	$2,223	$1,504	$719	47.8%

Selling and marketing expenses include costs associated with selling and marketing our products and services. Major components of these costs are personnel, sales commissions, sales promotion, advertising, literature, bidding, estimating and trade shows.

Selling and marketing expenses increased by $0.7 million during the three months ended March 31, 2013 as compared to the corresponding period in 2012, resulting primarily from incremental expenses of $0.3 million from the 2012 Acquisitions and $0.3 million due to the establishment of our global commercial leadership team as part of our growth strategy.

General and Administrative Expenses

($ in thousands)	Three Months Ended March 31,		Variance
	2013	2012	$	%
General and administrative expenses	$14,554	$11,966	$2,588	21.6%

General and administrative costs primarily include the compensation and benefits for executive, finance, accounting, information technology, facilities and human resources personnel, as well as insurance expenses, legal and professional fees, facility costs, utility expense and other general expenses.

General and administrative expenses increased by $2.6 million during the three months ended March 31, 2013 as compared to the corresponding period in 2012, resulting primarily from a $1.4 million increase in strategic investments in personnel and professional fees for our growth strategy, $0.9 million of incremental expense from the 2012 Acquisitions and $0.2 million in expenses related to the final transition costs associated with our former Chief Executive Officer.

Depreciation and Amortization Expense

($ in thousands)	Three Months Ended March 31,		Variance
	2013	2012	$	%
Depreciation and amortization expense	$1,073	$242	$831	343.4%

Depreciation and amortization expense consists primarily of depreciation of fixed assets and amortization of definite-lived intangible assets. Depreciation and amortization expense increased by $0.8 million during the three months ended March 31, 2013 as compared to the corresponding period in 2012. The increase primarily related to $0.6 million of amortization expense related to intangibles acquired from the 2012 Acquisitions.

Operating (Loss) Income

($ in thousands)	Three Months Ended March 31,		Variance
	2013	2012	$	%
Operating Loss - Products	$(2,537)	$(366)	$(2,171)	593.2%
Operating Income - Services	653	3,146	(2,493)	-79.2%

Total	$(1,884)	$2,780	$(4,664)	-167.8%

Products. Products Division operating loss of $2.5 million during the three months ended March 31, 2013 increased $2.2 million compared to operating loss of $0.4 million during the corresponding period in 2012. The variance was primarily driven by a 7.5% decline in gross margin percentage on products that shipped during the first quarter of 2013 for our organic products business. This decline in gross margin percentage was impacted by unfavorable absorption from declining job flow and higher costs on discrete projects in our organic products business. Also impacting the variance was an additional $0.2 million of allocated costs from corporate headquarters due to higher overall costs discussed above. Partially offsetting this loss was $0.7 million of operating income contributed from the 2012 Acquisitions despite incurring $0.6 million of amortization expense related to the acquired intangible assets.

Services. Services Division operating income of $0.7 million during the three months ended March 31, 2013 decreased $2.5 million or 79.2% compared to operating income of $3.1 million during the corresponding period in 2012. Operating margins were 0.9% and 4.3% during the three months ended March 31, 2013 and 2012, respectively. The decrease in operating income was primarily due to $2.1 million of higher allocated corporate headquarters costs discussed above. Also impacting the decrease was a decline in gross profit of $0.2 million primarily due to higher margin capital project work in 2012 that did not recur.

Interest Expense, net

($ in thousands)	Three Months Ended March 31,		Variance
	2013	2012	$	%
Interest expense, net	$86	$1,181	$(1,095)	-92.7%

Interest expense, net consists of interest on outstanding letters of credit, interest on our unused commitment and amortization of debt issuance costs offset by interest income earned on cash balances.

Interest expense, net decreased $1.1 million during the three months ended March 31, 2013, compared to the corresponding period in 2012. The decrease was attributable to extinguishing our previous credit facility, resulting in a $1.1 million charge to write-off the remaining portion of unamortized debt issuance costs during the three months ended March 31, 2012.

Income Tax (Benefit) Expense

($ in thousands)	Three Months Ended March 31,		Variance
	2013	2012	$	%
Income tax (benefit) expense	$(619)	$712	$(1,331)	-186.9%

Income tax (benefit) expense for interim periods is based on estimates of the effective tax rate during the entire fiscal year. The effective income tax rate is based upon the estimated income during the year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods for settlements of tax audits or assessments and the resolution or identification of tax position uncertainties.

During the three months ended March 31, 2013, we recorded an income tax benefit of $0.6 million, or 34.0% of pretax loss, compared to $0.7 million of income tax expense, or 44.4% of pretax income, in the same period for 2012. The decrease in our effective tax rate was primarily due to a decrease in permanent nondeductible expenses and the expected realization of foreign tax credits. The effective tax rates in 2013 and 2012 differ from the statutory rate due to U.S. state income taxes, non-deductible expenses, and changes in uncertain tax benefit positions.

As of March 31, 2013, we would need to generate approximately $104.2 million of future financial taxable income to realize our deferred tax assets.

Loss from Discontinued Operations

($ in thousands)	Three Months Ended March 31,		Variance
	2013	2012	$	%
Loss from discontinued operations	$(40)	$(67)	$27	-40.3%

Loss from discontinued operations during the three months ended March 31, 2013 and 2012 were fully comprised of the Deltak business unit, divested on August 31, 2011. The loss from operations in 2013 and 2012 consisted primarily of trailing costs from in process or under warranty contracts and litigation expenses.

Liquidity and Capital Resources

Overview

As of March 31, 2013, our unrestricted cash and cash equivalents totaled $36.5 million, comprised of $10.0 million of U.S. cash and $26.5 million of non-U.S. cash. The increase in unrestricted cash and cash equivalents of approximately $4.5 million from December 31, 2012, was impacted by the following activity:

•	We spent $1.5 million of cash on dividends.

•	We received $7.5 million of cash from working capital as compared to $5.6 million spent in 2012.

In addition to our unrestricted cash and cash equivalents, the amount available under our $100 million credit facility (“Revolving Credit Facility”) as of March 31, 2013 was $88.2 million. Our ability to access the maximum amount of availability is dependent upon certain conditions as defined in the Revolving Credit Facility agreement.

Cash generated by operations and borrowings available under our Revolving Credit Facility represent our primary sources of short-term liquidity. We believe our existing cash and cash equivalents, cash flow from operations and our available borrowings will be adequate to satisfy our working capital needs, general corporate headquarters purposes, capital expenditures, interest payments on our unused borrowing capacity, common stock repurchases, dividends on our common stock and other liquidity requirements associated with our existing operations over the next 12 months. Additionally, we may use U.S. or non-U.S. cash on hand or may borrow against our Revolving Credit Facility to support growth initiatives either organically or through additional acquisitions of complementary businesses.

Included in our total unrestricted cash and cash equivalents was approximately $26.5 million maintained in our non-U.S. operations and subsidiaries. In general, these resources are not available to fund our U.S. operations unless the funds are repatriated to the U.S., which would expose us to taxes we presently have not accrued in our results of operations. We presently have no plans to repatriate these funds to the U.S. as we believe the liquidity generated by our U.S. operations and our unused borrowing capacity are sufficient to meet the cash requirements of our U.S. operations.

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

Dividend and Stock Repurchases

In May 2012, our Board of Directors approved a dividend policy related to our common stock. The dividends declared and paid during the first quarter of 2013 were $0.09 per share or $1.5 million. We anticipate the cash used for future dividends and the repurchase program will come from current U.S. cash and from cash generated from U.S. operating activities. The timing and amounts of any future dividends are subject to determination and approval by our Board of Directors.

Since May 2012, we have had a share repurchase program to repurchase up to two million shares of our common stock until the earlier of June 30, 2014 or a determination by the Board of Directors to discontinue the repurchase program. The repurchase program does not obligate us to acquire any specific number of shares. During the three months ended March 31, 2013, we made no share repurchases under the repurchase program. As of March 31, 2013, we had 1,578,269 shares remaining to be repurchased under the current authorization.

Changes in cash and cash equivalents during the three months ended March 31, 2013 and 2012 were as follows ($ in thousands):

	Three Months Ended March 31,
	2013	2012
Statement of cash flow data:
Cash flows provided by (used in):
Operating activities	$8,498	$(1,821)
Investing activities	(788)	(1,087)
Financing activities	(2,103)	(1,941)
Effect of exchange rate changes on cash	(1,103)	746

Change in cash and cash equivalents	$4,504	$(4,103)

2013 as compared to 2012

Operating Activities

Cash flows provided by operating activities during the three months ended March 31, 2013 was $8.5 million and was primarily impacted by the following:

•

Net loss of $1.2 million, adjusted by non-cash expenses of $1.6 million for stock-based compensation and $1.4 million of depreciation and amortization on plant, property and equipment and intangible assets. This was partially offset by a $1.1 million increase in net deferred income taxes.

•

Net accounts receivable decreased by $12.1 million increasing operating cash flows. This change included a decrease in accounts receivable from our Products Division offset by an increase in accounts receivable from our Services Division.

•

A decrease in cash due to a total of $0.9 million of additional working capital deployed (the sum of the changes in costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings) to jobs in progress as of December 31, 2012. This change was primarily driven by a higher level of project activity in our Products Division and also impacted by the timing of billings in our Services Division.

•

A decrease in cash from accounts payable of $6.4 million primarily driven by the Products Division as payables as of December 31, 2012 were incurred related to the large volume of projects in progress during the period.

•	An increase in cash of $3.6 million for accrued and other liabilities primarily due to month-end payroll cut off dates.

Cash flows used in operating activities during the three months ended March 31, 2012 was $1.8 million and were primarily impacted by the following:

•	Net income of $0.8 million, adjusted by non-cash expenses of $1.7 million for stock-based compensation and $1.1 million of amortization of deferred financing costs.

•

Net accounts receivable decreased by $4.7 million contributing higher operating cash flows. This change included decreases in accounts receivable from both our Products and Services Divisions as project billings were collected.

•

An increase in cash due to a $10.6 million reduction of working capital deployed (the sum of the changes in costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings) to jobs in progress as of December 31, 2011. This change was primarily driven by a higher level of project activity in our Products Division and also impacted by the timing of billings in our Services Division.

•

A decrease in cash of $2.6 million from accounts payable due to the unfavorable timing of disbursements. This was primarily driven by the Products Division as payables as of March 31, 2012 were incurred related to the large volume of projects in progress during the period.

•

An increase in cash from the change in accrued and other liabilities of $3.0 million primarily due to month-end payroll cut off dates and accruals related to the Products Division enterprise resource planning system conversion.

Investing Activities

Cash flows used in investing activities of $0.8 million and $1.1 million during the three months ended March 31, 2013 and 2012, respectively, consisted of purchases of property, plant and equipment.

Financing Activities

Cash flows used in financing activities of $2.1 million during the three months ended March 31, 2013 consisted primarily of cash expenditures of $1.5 million related to cash dividends paid in the first quarter of 2013 and $0.6 million of cash paid for the repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation.

Cash flows used in financing activities of $1.9 million during the three months ended March 31, 2012 consisted primarily of cash expenditures of $1.0 million for the repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation and $0.9 million of debt issuance costs.

Effect of Exchange Rate Changes on Cash

The effect of exchange rate changes decreased cash by $1.1 million during the three months ended March 31, 2013. The decrease was primarily driven by the weakening of the Euro against the U.S. Dollar from December 31, 2012 to March 31, 2013. The effect of exchange rate changes increased cash by $0.7 million during the three months ended March 31, 2012. The increase was primarily driven by the strengthening of the Euro against the U.S. Dollar from December 31, 2011 to March 31, 2012.

Discontinued Operations

Cash flows used in discontinued operations operating activities were $0.1 million and $0.4 million during the three months ended March 31, 2013 and 2012, respectively.

Financing

Credit Facilities. Our Revolving Credit Facility allows for borrowings up to $100 million, with an accordion feature for up to $50 million of additional borrowing capacity. The facility has a letter of credit sublimit of $75 million and provides access to multi-currency funds. The Revolving Credit Facility has a maturity date of February 21, 2017. As of March 31, 2013, we had no debt outstanding and we were in compliance with all financial and other covenants under the Revolving Credit Facility.

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

If we default, the participating banks may restrict our ability to borrow additional funds under the Revolving Credit Facility, require that we immediately repay all outstanding loans with interest and require the cash collateralization of outstanding letter of credit obligations. We have given a first priority lien on substantially all of our U.S. real property as security for the Revolving Credit Facility.

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

On April 30, 2013, we acquired all of the issued and outstanding shares of Hetsco Holdings, Inc. as described in Note 11 to the Condensed Consolidated Financial Statements in this Form 10-Q. The aggregate consideration paid consisted of $32.5 million funded using cash on hand and a $30.0 million draw on our Revolving Credit Facility, subject to working capital adjustments. On May 8, 2013, we made a $5.0 million repayment against the amounts drawn on our Revolving Credit Facility for the acquisition. As of May 8, 2013, we had $25.0 million outstanding under our Revolving Credit Facility and up to $62.1 million of available borrowing capacity. Our ability to access the maximum amount of availability is dependent upon certain conditions as defined in the Revolving Credit Facility agreement.

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

As of March 31, 2013, we had a contingent liability for issued and outstanding stand-by letters of credit, generally issued to secure performance on customer contracts. The balance of letters of credit totaled approximately $11.8 million for the U.S. entities and $9.8 million for non-U.S. entities as of March 31, 2013. Currently, there are no amounts drawn upon these letters of credit. In addition, as of March 31, 2013, we had outstanding surety bonds on projects of approximately $36.9 million. Our subsidiaries provide financial guarantees for certain contractual obligations in the ordinary course of business. As of March 31, 2013, we had $7.8 million of subsidiary company financial guarantees outstanding.

Critical Accounting Policies

Our condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. Preparation of these statements requires management to make judgments and estimates. Item 7 of Part II of our Annual Report on Form 10-K, filed with the SEC on March 7, 2013, addressed the accounting policies and related estimates that we believed were the most critical to understanding our consolidated financial statements, financial condition and results of operations and those that require management judgment and assumptions, or involve uncertainties. We did not have a significant change to the application of our critical accounting policies and estimates during the first three months of 2013.

Contractual Obligations

There have been no material changes to the table of contractual obligations presented in our Annual Report on Form 10-K, filed with the SEC on March 7, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We may be exposed to market risk through changes in interest rates and foreign currency exchange fluctuations. We have established policies to monitor and control these market risks.

Foreign Exchange Rate Risk. We operate in a number of non-U.S. areas and are involved in transactions denominated in currencies other than the U.S. dollar, which exposes us to foreign currency exchange rate risk. We have from time-to-time used derivative instruments to hedge our foreign currency transactions. We did not enter into any such instruments as of or during the three months ended March 31, 2013. We do not hold or issue foreign currency forward contracts, option contracts or other derivative financial instruments for speculative purposes.

Interest Rate Risk. Our primary market risk exposure is volatility of interest rates, primarily in the U.S. We have from time-to-time used a combination of fixed and floating rate debt and interest rate swap agreements to manage our interest rates. We did not enter into any such instruments as of or during the three months ended March 31, 2013. We are subject to interest rate changes on our LIBOR-based variable interest under our Revolving Credit Facility.

Interest Rate Sensitivity. Based on the absence of any borrowings as of March 31, 2013, a 50 basis point fluctuation in short-term interest rates would have a de minimis impact on our expected pre-tax income on an annual basis.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2013, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The information included in Note 6 to the Condensed Consolidated Financial Statements in this Form 10-Q is incorporated by reference into this Item.

Item 1A.	Risk Factors.

There were no material changes to our risk factors from those reported in our Annual Report on Form 10-K as filed with the SEC on March 7, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There have been no unregistered sales of equity securities during the period covered by this Form 10-Q.

Issuer Purchases of Equity Securities

The following table presents information regarding our repurchases of shares of our common stock on a monthly basis during the first quarter of 2013.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan (2)
January 1, 2013 through January 31, 2013	—	$—	—	1,578,269
February 1, 2013 through February 28, 2013	—	$—	—	1,578,269
March 1, 2013 through March 31, 2013	33,223	$17.62	—	1,578,269

Total	33,223	$17.62	—	1,578,269

(1)

Total number of shares purchased during the first quarter of 2013 were not purchased pursuant to a publicly announced plan, but were surrendered to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock awards issued to employees under our stockholders-approved long-term incentive plan.

(2)

Our share repurchase program was approved by the Board on May 30, 2012 and allows for repurchase of up to two million shares of our common stock until the earlier of June 30, 2014 or a determination by the Board of Directors to discontinue the repurchase program. The repurchase program does not obligate us to acquire any specific number of shares.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit	Description

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL POWER EQUIPMENT GROUP INC.

Date: May 9, 2013	By:	/s/ William G. Evans
William G. Evans,
Vice President and Chief Accounting Officer As a duly authorized officer of the Registrant and as principal accounting officer.