Form 10-Q
period 2013-06-30
GLOBAL POWER EQUIPMENT GROUP INC.
filed 2013-08-08
CIK 1136294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of August 7, 2013, there were 17,014,144 shares of common stock of Global Power Equipment Group Inc. outstanding.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

Form 10-Q

For the quarter ended June 30, 2013

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,127	$31,951
Restricted cash	317	317
Accounts receivable, net of allowance of $1,022 and $990	58,838	90,573
Inventories	7,417	6,808
Costs and estimated earnings in excess of billings	47,702	50,059
Deferred tax assets	5,026	4,859
Other current assets	7,857	5,535

Total current assets	167,284	190,102
Property, plant and equipment, net	17,235	15,598
Goodwill	105,112	89,346
Intangible assets, net	54,007	36,985
Deferred tax assets	4,599	11,282
Other long-term assets	1,603	1,505

Total assets	$349,840	$344,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,079	$24,749
Accrued compensation and benefits	16,559	16,724
Billings in excess of costs and estimated earnings	10,037	16,205
Accrued warranties	4,123	4,073
Other current liabilities	8,922	8,389

Total current liabilities	56,720	70,140
Long-term debt	20,000	—
Other long-term liabilities	5,760	4,680

Total liabilities	82,480	74,820
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value, 170,000,000 shares authorized and 18,237,428 and 17,941,529 shares issued, respectively, and 17,013,727 and 16,804,826 shares outstanding, respectively	182	179
Paid-in capital	67,631	66,660
Accumulated other comprehensive income	1,831	1,812
Retained earnings	197,728	201,358
Treasury stock, at par (1,223,701 and 1,136,703 common shares, respectively)	(12)	(11)

Total stockholders’ equity	267,360	269,998

Total liabilities and stockholders’ equity	$349,840	$344,818

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Products revenue	$35,930	$33,582	$74,824	$65,686
Services revenue	80,035	61,096	157,851	133,454

Total revenue	115,965	94,678	232,675	199,140
Cost of products revenue	27,368	25,586	60,305	51,446
Cost of services revenue	69,794	52,100	137,601	114,210

Cost of revenue	97,162	77,686	197,906	165,656
Gross profit	18,803	16,992	34,769	33,484
Selling and marketing expenses	2,462	1,486	4,685	2,990
General and administrative expenses	12,812	13,271	27,366	25,237
Depreciation and amortization expense (1)	1,559	267	2,632	509

Total operating expenses	16,833	15,024	34,683	28,736
Operating income	1,970	1,968	86	4,748
Interest expense, net	190	90	276	1,271
Other expense (income), net	154	(2)	4	(7)

Income (loss) from continuing operations before income tax	1,626	1,880	(194)	3,484
Income tax expense	884	917	265	1,629

Income (loss) from continuing operations	742	963	(459)	1,855
Discontinued operations:
Loss from discontinued operations	(1)	(60)	(41)	(127)

Net income (loss)	741	$903	$(500)	$1,728

Basic earnings (loss) per weighted average common share:
Income (loss) from continuing operations	$0.04	$0.06	$(0.03)	$0.11
Loss from discontinued operations	—	(0.01)	—	(0.01)

Income (loss) per common share—basic	$0.04	$0.05	$(0.03)	$0.10

Weighted average number of shares of common stock outstanding—basic	16,956,925	17,110,768	16,865,070	16,743,116

Diluted earnings (loss) per weighted average common share:
Income (loss) from continuing operations	$0.04	$0.06	$(0.03)	$0.11
Loss from discontinued operations	—	(0.01)	—	(0.01)

Income (loss) per common share—diluted	$0.04	$0.05	$(0.03)	$0.10

Weighted average number of shares of common stock outstanding—diluted	16,967,356	17,190,975	16,865,070	17,187,303

Cash dividends per share	$0.09	$0.09	$0.18	$0.09

(1)	Excludes depreciation and amortization expense for the three months ended June 30, 2013 and 2012 of $291 and $201 included in cost of revenue, respectively. Excludes depreciation and amortization expense for the six months ended June 30, 2013 and 2012 of $649 and $396 included in cost of revenue, respectively.

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Net income (loss)	$741	$903	$(500)	$1,728
Foreign currency translation adjustment	825	(1,702)	19	(611)

Comprehensive income (loss)	$1,566	$(799)	$(481)	$1,117

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

($ in thousands, except share amounts)

(unaudited)

				Accumulated
	Common Shares			Other
	$0.01 Per Share		Paid-in	Comprehensive	Retained	Treasury Shares
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Total
Balance, December 31, 2012	17,941,529	$179	$66,660	$1,812	$201,358	(1,136,703)	$(11)	$269,998
Stock-based compensation	295,899	3	971	—	—	(86,998)	(1)	973
Dividends declared	—	—	—	—	(3,130)	—	—	(3,130)
Net loss	—	—	—	—	(500)	—	—	(500)
Foreign currency translation adjustment	—	—	—	19	—	—	—	19

Balance, June 30, 2013	18,237,428	$182	$67,631	$1,831	$197,728	(1,223,701)	$(12)	$267,360

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Six months ended
	June 30,
	2013	2012
	(Unaudited)
Operating activities:
Net (loss) income	$(500)	$1,728
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax benefit	(974)	(705)
Depreciation and amortization on property, plant and equipment and intangible assets	3,281	905
Amortization on deferred financing costs	91	1,152
Gain on disposal of equipment	—	(15)
Stock-based compensation	2,504	3,943
Changes in operating assets and liabilities	23,870	(7,520)

Net cash provided by (used in) operating activities	28,272	(512)
Investing activities:
Acquisitions, net of cash acquired	(32,970)	—
Proceeds from sale of equipment	66	15
Purchase of property, plant and equipment	(2,489)	(2,214)

Net cash used in investing activities	(35,393)	(2,199)
Financing activities:
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(1,531)	(3,016)
Dividends paid	(3,141)	(1,547)
Proceeds from long-term debt	30,000	—
Payments of long-term debt	(10,000)	—
Debt issuance costs	—	(924)

Net cash provided by (used in) financing activities	15,328	(5,487)
Effect of exchange rate changes on cash	(31)	(810)

Net change in cash and cash equivalents	8,176	(9,008)
Cash and cash equivalents, beginning of period	31,951	99,491

Cash and cash equivalents, end of period	$40,127	$90,483

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BUSINESS AND ORGANIZATION

Global Power Equipment Group Inc. and its wholly owned subsidiaries (unless the context requires otherwise, “Global Power”, the “Company”, “we”, “us” or “our”) is a leading provider of power generation equipment and industrial maintenance services. Through our Products Division, we design, engineer and manufacture gas turbine auxiliary equipment and control houses for customers throughout the world. Through our Services Division, we provide on-site specialty modification and maintenance services, outage management, facility upgrade services, specialty repair, brazed aluminum heat exchange repair maintenance, and other industrial and safety services to nuclear, fossil-fuel, industrial gas, liquefied natural gas, petrochemical and other industrial operations in the United States (“U.S.”). Our corporate headquarters are located in Irving, Texas, with various facilities around the U.S. and internationally in The Netherlands, Mexico and China.

Effective as of January 1, 2013, our Board of Directors determined to change from a traditional month-end calendar close cycle to a 4-4-5 calendar close methodology during interim periods. Our fiscal year will continue to end on December 31. Under this methodology, each interim period is comprised of 13 weeks, which includes two 4-week months and one 5-week month, and begins on Monday and ends on Sunday. The 4-4-5 close methodology will change the accounting periods to month-end dates that would be different than the traditional last day of the standard month end. This change in methodology aligns our financial calendar to our payroll cycle simplifying our close process. The effects of this practice are modest and only exist within a reporting year. The reporting periods and applicable reports for the year 2013 are expected to be as follows:

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

Principles of Consolidation: The accompanying condensed consolidated financial statements include the accounts of Global Power and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Adoption of New Accounting Pronouncements and Recently Issued Accounting Pronouncements: In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment to FASB Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (“FASB ASC Topic 740”). This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. We are currently evaluating the impact on our consolidated financial statements and financial statement disclosures.

In July 2013, the FASB issued ASU 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes, an amendment to FASB ASC Topic 815, Derivatives and Hedging (“FASB ASC Topic 815”). The update permits the use of the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under FASB ASC Topic 815, in addition to the interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate (“LIBOR”). The update also removes the restriction on using different benchmark rates for similar hedges. This ASU is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this standard is not expected to have a material impact on our consolidated financial statements and our financial statement disclosures.

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

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). ASU 2013-02 requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. The adoption of this standard in February 2013 did not have an impact on our consolidated financial statements, and there was no material impact to our financial statement disclosures.

NOTE 3 – ACQUISITIONS

On April 30, 2013, we acquired Hetsco Holdings, Inc. and its wholly owned subsidiary Hetsco, Inc. (together “Hetsco”), a global provider of mission critical brazed aluminum heat exchanger repair, maintenance and safety services to the industrial gas, liquefied natural gas and petrochemical industries. The aggregate acquisition price consisted of $33.3 million in cash, including estimated working capital adjustments and subject to final working capital adjustments which have not been reflected and could be significant.

We funded the purchase of the Hetsco acquisition through a combination of cash on hand and a draw on our Revolving Credit Facility as defined in Note 6—Debt. The financial results of Hetsco have been included in our Services Division as of the acquisition date.

The following table summarizes the consideration paid for the Hetsco acquisition and presents the preliminary allocation of these amounts to the net tangible and identifiable intangible assets based on the estimated fair values as of the acquisition date. This allocation requires the significant use of estimates and is based on the information that was available to management at the time these consolidated financial statements were prepared.

As of June 30, 2013
Current assets	$8,949
Property, plant and equipment	867
Identifiable intangible assets	18,600
Goodwill	15,766

Total assets acquired	44,182
Current liabilities	(2,357)
Long-term deferred tax liability	(7,439)
Other long-term liabilities	(1,088)

Net assets acquired	$33,298

Management determined the purchase price allocations for the Hetsco acquisition based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. We utilized recognized valuation techniques, including the income approach and cost approach for the net assets acquired. The fair value of the assets acquired and liabilities assumed are preliminary and remain subject to potential adjustments in areas including but not limited to the final working capital settlement, income tax related assets and liabilities and valuation of acquired contracts.

Acquired intangible assets of $18.6 million consisted of customer relationships, trade names and noncompete agreements. The amortization period for these intangible assets ranges from five to seven years. We recorded $0.3 million of amortization expense related to these intangible assets during the three months ended June 30, 2013 covering the period of May 1, 2013 through June 30, 2013. The major classes of intangible assets are as follows:

	Weighted Average
	Amortization Years	Amount
Customer Relationships	7	$11,700
Trade Names	Indefinite	5,800
Noncompetes	5	1,100

		$18,600

The goodwill arising from the Hetsco acquisition consists largely of expectations that the Hetsco acquisition expands our service offerings to the industrial gas market to customers including original equipment manufacturers and owners of petrochemical and industrial gas plants. The goodwill acquired of $15.8 million is not deductible for tax purposes.

We incurred $1.8 million of costs during the first and second quarters of 2013 that were pushed down and are reflected in Hetsco’s results for the three and six months ended June 30, 2013. These costs included pre-acquisition due diligence costs incurred in both the first and second quarters of 2013 and transaction and integration costs incurred in the second quarter of 2013. These costs were included in general and administrative expenses in our consolidated statements of operations for the three and six months ended June 30, 2013.

Revenue of approximately $3.2 million and an operating loss before income taxes of approximately $2.0 million are included in our consolidated results of operations for the three and six months ended June 30, 2013 related to the Hetsco acquisition as of the acquisition date. Excluding the $1.8 million of acquisition related costs as well as intangible amortization costs of $0.3 million, the Hetsco acquisition contributed $0.1 million of pre-tax income during the three and six months ended June 30, 2013.

In the third quarter of 2012, we acquired two businesses (“2012 Acquisitions”) which expanded our products portfolio. The financial results of the 2012 Acquisitions have been included in our Products Division as of their respective acquisition dates as described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2013. Revenue of approximately $9.6 million and an operating loss before income taxes of approximately $0.2 million are included in our consolidated results of operations for the three months ended June 30, 2013. Revenue of approximately $19.7 million and an operating income before income taxes of approximately $0.5 million are included in our consolidated results of operations for the six months ended June 30, 2013. Excluding the intangible amortization costs of $0.6 million and $1.2 million for the three and six months ended June 30, 2013, respectively, the 2012 Acquisitions contributed $0.4 million and $1.7 million of pre-tax income during the three and six months ended June 30, 2013, respectively.

The following unaudited pro forma information have been provided for illustrative purposes only and are not necessarily indicative of results that would have occurred had the 2012 Acquisitions and the Hetsco acquisition (together, the “2012 and 2013 Acquisitions”) been in effect since January 1, 2012, nor are they necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$117,995	$107,233	$247,400	$226,098
Income from continuing operations	1,607	766	1,107	119
Earnings per share from continuing operations:
Basic	$0.09	$0.04	$0.07	$0.01
Diluted	$0.09	$0.04	$0.07	$0.01

The unaudited pro forma consolidated results during the three and six months ended June 30, 2013 and 2012 have been prepared by adjusting our historical results to include the Hetsco acquisition as if it occurred on January 1, 2012. The unaudited pro forma consolidated results during the three and six months ended June 30, 2013 and 2012 have also been prepared by adjusting our historical results to include the 2012 Acquisition as if they occurred on January 1, 2011. These unaudited pro forma consolidated historical results were then adjusted for the following:

•

a net reduction in interest expense during the three and six months ended June 30, 2013 and 2012 as we did not acquire debt from the 2012 and 2013 Acquisitions offset by interest expense on our $20.0 million net borrowings on the Revolving Credit Facility in association with the Hetsco acquisition,

•	an increase in amortization expense due to the incremental intangible assets recorded related to the 2012 and 2013 Acquisitions,

•	a change in depreciation expense relating to the net impact of adjusting acquired property and equipment to the acquisition date fair values,

•	a net increase in stock compensation expense associated with restricted stock granted as part of the Hetsco acquisition offset by stock compensation expense relating to Hetsco’s stock grants,

•	adjustments to reflect the impact of $1.3 million of transaction costs related to the Hetsco acquisition as of January 1, 2012 and

•	adjustments to tax effect the pro forma results of the 2012 and 2013 Acquisitions at Global Power’s estimated domestic statutory tax rate of 39% for all periods.

The unaudited pro forma results do not include any adjustments to eliminate the impact of cost savings or other synergies that may result from the 2012 and 2013 Acquisitions. As noted above, the unaudited pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.

NOTE 4 – EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per common share is net income (loss) divided by the weighted average common shares outstanding during the period. Diluted earnings (loss) per common share is based on the weighted average common shares outstanding during the period, adjusted to include the incremental effect of common shares that would be issued upon the conversion of warrants and the vesting and release of restricted stock awards.

Basic and diluted earnings (loss) per common share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss):
Income (loss) from continuing operations	$742	$963	$(459)	$1,855
Loss from discontinued operations	(1)	(60)	(41)	(127)

Net income (loss) available to common shareholders	$741	$903	$(500)	$1,728

Basic Earnings (Loss) Per Common Share:
Weighted Average Common Shares Outstanding	16,956,925	17,110,768	16,865,070	16,743,116

Basic earnings (loss) per common share from continuing operations	$0.04	$0.06	$(0.03)	$0.11
Basic loss per common share from discontinued operations	—	(0.01)	—	(0.01)

Basic earnings (loss) per common share	$0.04	$0.05	$(0.03)	$0.10

Diluted Earnings (Loss) Per Common Share:
Weighted Average Common Shares Outstanding	16,956,925	17,110,768	16,865,070	16,743,116
Effect of Dilutive Securities:
Unvested portion of restricted stock awards	10,431	56,659	—	193,184
Warrants to purchase common stock	—	23,548	—	251,003

Weighted Average Common Shares Outstanding Assuming Dilution	16,967,356	17,190,975	16,865,070	17,187,303

Diluted earnings (loss) per common share from continuing operations	$0.04	$0.06	$(0.03)	$0.11
Diluted loss per common share from discontinued operations	—	(0.01)	—	(0.01)

Diluted earnings (loss) per common share	$0.04	$0.05	$(0.03)	$0.10

During the three and six months ended June 30, 2013, there were 179,609 and 262,404 outstanding stock equivalents, respectively, that were anti-dilutive and excluded from the computations of diluted earnings (loss) per common share. During the three and six months ended June 30, 2012, there were 201,855 and 74,516 outstanding stock equivalents, respectively, that were anti-dilutive and excluded from the computations of diluted earnings (loss) per common share. Excluded from the calculation of both basic and diluted earnings (loss) per common share are unvested performance-based and market-based restricted stock awards for which related targets had not been met of 273,959 and 144,479 as of June 30, 2013 and June 30, 2012, respectively.

NOTE 5 – INCOME TAXES

The overall effective income tax rate for continuing operations during the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Effective income tax rate	54.4%	48.8%	-136.6%	46.8%

The amount of the income tax provision for continuing operations during the three months ended June 30, 2013 and 2012 differs from the statutory federal income tax rate of 35% as follows:

	Three Months Ended June 30,
	2013		2012
	Amount	Percent	Amount	Percent
Tax expense computed at the maximum U.S. statutory rate	$569	35.0%	$658	35.0%
Difference resulting from state income taxes, net of federal income tax benefits	36	2.2%	177	9.4%
Foreign tax rate differences	(30)	-1.7%	(61)	-3.2%
Non-deductible business acquisition costs	309	19.0%	—	—
Non-deductible expenses, other	43	2.6%	118	6.3%
Net change in accrual for uncertain tax positions	(27)	-1.7%	44	2.3%
Other, net	(16)	-1.0%	(19)	-1.0%

Total	$884	54.4%	$917	48.8%

The amount of the income tax provision for continuing operations during the six months ended June 30, 2013 and 2012 differs from the statutory federal income tax rate of 35% as follows:

	Six Months Ended June 30,
	2013		2012
	Amount	Percent	Amount	Percent
Tax expense computed at the maximum U.S. statutory rate	$(68)	35.0%	$1,219	35.0%
Difference resulting from state income taxes, net of federal income tax benefits	(24)	12.2%	237	6.8%
Foreign tax rate differences	8	-4.0%	(87)	-2.5%
Non-deductible business acquisition costs	309	-159.3%	—	—
Non-deductible expenses, other	(9)	4.5%	181	5.2%
Net change in accrual for uncertain tax positions	42	-21.6%	87	2.5%
Other, net	7	-3.4%	(8)	-0.2%

Total	$265	-136.6%	$1,629	46.8%

As of June 30, 2013, we would need to generate approximately $104.1 million of future financial taxable income to realize our deferred tax assets.

As of June 30, 2013 and December 31, 2012, we provided for a liability of $5.0 million and $4.2 million, respectively, for unrecognized tax benefits related to various federal, foreign and state income tax matters, which was included in long-term deferred tax assets and other long-term liabilities. If recognized, the entire amount of the liability would affect the effective tax rate. As of June 30, 2013, we have accrued approximately $2.3 million in other long-term liabilities for potential payment of interest and penalties related to uncertain income tax positions.

NOTE 6 – DEBT

During the second quarter of 2013, we borrowed $30.0 million on our $100 million credit facility (“Revolving Credit Facility”), $10.0 million of which was repaid during the quarter ended June 30, 2013. The interest rate on these borrowings was 1.45%. As of June 30, 2013, there were $20.0 million of outstanding borrowings on our Revolving Credit Facility, which was recorded as a long-term liability on our consolidated balance sheets as of June 30, 2013. Also as of June 30, 2013, we were in compliance with all debt covenants.

The interest rate on letters of credit issued under the revolving letter of credit was 1.25% per annum as of June 30, 2013. We also pay an unused line fee of 0.20%. Should we need to borrow against the revolver facility, at any time during the agreement, we would incur an interest rate of LIBOR or a Base Rate, plus in each case, an additional margin based on the Consolidated Total Leverage Ratio, as defined in the Revolving Credit Facility agreement. The Revolving Credit Facility agreement includes additional margin ranges on Base Rate loans between 0.25% and 1.25% and between 1.25% and 2.25% on LIBOR-based loans. As of June 30, 2013, our outstanding letters of credit under the Revolving Credit Facility totaled approximately $12.9 million for our U.S. entities. We also had outstanding letters of credit issued by another financial institution for our non-U.S. entities of $9.9 million. As of June 30, 2013, we had unused commitments of $67.1 million on our Revolving Credit Facility. Our ability to access the maximum amount of availability is dependent upon certain conditions as defined in the Revolving Credit Facility agreement.

As of June 30, 2013, we had unamortized deferred financing fees on our Revolving Credit Facility of $0.7 million. On February 21, 2012, the amortization of debt financing costs pertaining to our prior credit facility was accelerated increasing the amount of interest expense recognized during the first quarter of 2012 by $1.1 million.

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

Contingencies: On June 28, 2013, we announced a change in senior leadership in our Services Division. We subsequently filed a Form 8-K disclosing anticipated separation costs of approximately $0.5 million pursuant to a Separation Agreement relating to this change in leadership. On July 17, 2013, we rescinded the Separation Agreement and therefore have not accrued any of the previously disclosed separation costs in its income statement for the three months ended June 30, 2013.

NOTE 8 – STOCKHOLDERS’ EQUITY

Dividends: In May 2012, our Board of Directors approved a quarterly cash dividend policy. The terms of our Revolving Credit Facility limit the amount of cash dividends we can pay and such terms are defined in the Revolving Credit Facility agreement. The following table sets forth certain information relating to the Company’s cash dividends declared to common stockholders of the Company during the six months ended June 30, 2013:

	Dividend Declaration Date	Dividend per Share	Date of Record for Dividend Payment	Dividend Cash Payment Date
Fiscal year 2013:	May 8, 2013	$0.09	June 14, 2013	June 28, 2013
	March 5, 2013	$0.09	March 18, 2013	March 29, 2013

Dividend equivalents equal to the dividends payable on the same number of shares of our common stock were accrued on unvested restricted stock awards. No dividend equivalents are paid on any unvested restricted stock awards that are forfeited prior to the vesting date. Dividend equivalents are paid out in cash at the vesting date on restricted stock awards. A non-cash accrual of $0.1 million for unpaid dividend equivalents for unvested restricted stock awards was included in the accompanying consolidated balance sheet as of June 30, 2013. In addition, accumulated dividend equivalents of $0.1 million were paid upon the vesting and release of 300,026 shares of restricted stock awards during the six months ended June 30, 2013.

Stock Repurchase Program: In May 2012, our Board of Directors authorized a program to repurchase up to two million shares of our common stock until the earlier of June 30, 2014 or a determination by the Board of Directors to discontinue the repurchase program. We made no share repurchases of our common stock during the three and six months ended June 30, 2013 under the repurchase program.

Foreign Currency Translation: Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate during the period. Translation adjustments are accumulated and reported as a component of accumulated other comprehensive income. We had foreign currency translation adjustments resulting in less than $0.1 million of unrealized gains and $0.6 million of unrealized losses during the six months ended June 30, 2013 and 2012, respectively. Our foreign earnings are considered permanently reinvested and, therefore, we do not have any corresponding deferred taxes for our unremitted earnings.

Stock-Based Compensation: During the six months ended June 30, 2013, we vested 288,392 shares of stock-based compensation to employees. We granted 102,319 shares of restricted stock awards, subject only to service conditions to employees and directors during the six months ended June 30, 2013 at a weighted-average fair value price per share of $17.15. These service-based restricted stock awards will vest ratably over three or four years.

We also granted 160,355 restricted stock awards, subject to service and performance conditions during the six months ended June 30, 2013 at a weighted-average fair value price per share of $16.91. Of these, 87,572 performance-based restricted stock awards will vest at the end of a one year performance period subject to multiple target levels of operating income. The remaining 72,783 performance-based restricted stock awards will cliff vest at the end of a three year performance period subject to multiple target levels of operating margin. If the minimum target set in the agreement is not met, none of the shares would vest and no compensation expense would be recognized and any previously recognized compensation expense would be reversed. The actual number of shares that will ultimately vest is dependent on achieving fixed thresholds between the minimum and maximum performance condition and ranges between 0% and 200% the number of units originally granted. We recognize stock-based compensation expense related to performance awards based upon our determination of the potential likelihood of achievement of the performance target at each reporting date, net of estimated forfeitures. During the second quarter of 2013, we determined that it was not probable that we would achieve the performance objective for 39,694 of our one year performance-based shares remaining to vest as of June 30, 2013. As a result, we recorded less than a $0.1 million for the cumulative effect compensation expense reversal in the second quarter of 2013.

We also granted 72,747 market-based restricted stock awards during the six months ended June 30, 2013 which, in addition to being subject to continuing employment requirements are subject to a market condition in the form of a total shareholder return (“TSR”) modifier. The actual number of shares that cliff vest at the end of the three-year vesting period is determined based on our TSR relative to the Russell 2000 over the related three-year performance period. Depending on the level of achievement, the actual number of shares that vest may range from 0% to 200% of the awards originally granted.

We estimate the fair value of our market-based restricted stock awards on the date of grant using a Monte Carlo simulation valuation model. This pricing model uses multiple simulations to evaluate our probability of achieving various stock price levels to determine our expected TSR performance ranking. Expense is only recorded for the number of market-based restricted stock awards granted, net of estimated forfeitures. The assumptions used to estimate the fair value of market-based restricted stock awards granted during the six months ended June 30, 2013 were as follows:

Six Months Ended
June 30, 2013
Expected term (years)	2.76
Expected volatility	36.8%
Expected dividend yield	0.0%
Risk-free interest rate	0.3%
Weighted-average grant date fair value	$21.63

NOTE 9 – OTHER SUPPLEMENTAL INFORMATION

Other current assets consist of the following:

	As of	As of
	June 30,	December 31,
	2013	2012
Prepaid expenses	$2,181	$1,985
VAT receivable	2,227	2,072
Prepaid taxes	965	409
Other receivables	1,018	—
Other	1,466	1,069

Total	$7,857	$5,535

Other long-term assets consist of the following:

	As of	As of
	June 30,	December 31,
	2013	2012
Debt issuance costs, net	$673	$764
Restricted cash	109	109
Other	821	632

Total	$1,603	$1,505

Other current liabilities consist of the following:

	As of	As of
	June 30,	December 31,
	2013	2012
Accrued workers compensation	$3,282	$2,835
Accrued taxes	1,922	1,673
Accrued legal and professional fees	1,038	1,101
Accrued contract obligation	1,143	1,221
Other	1,537	1,559

Total	$8,922	$8,389

Other long-term liabilities consist of the following:

	As of	As of
	June 30,	December 31,
	2013	2012
Uncertain tax liabilities	$4,951	$4,180
Other	809	500

Total	$5,760	$4,680

Supplemental cash flow disclosures are as follows:

	Six Months Ended June 30,
	2013	2012
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for the period for:
Interest	$223	$243

Income taxes	$2,470	$1,312

Net effect of changes in operating activities
Decrease in accounts receivable	$37,711	$14,543
Increase in inventories	(581)	(857)
Decrease (increase) in costs and estimated earnings in excess of billings	3,576	(18,609)
Increase in other current assets	(948)	(266)
Increase in other assets	(190)	(290)
(Decrease) increase in accounts payable	(8,423)	936
Decrease in accrued and other liabilities	(819)	(2,195)
Increase in accrued warranties	50	572
Decrease in billings in excess of costs and estimated earnings	(6,506)	(1,354)

Changes in operating assets and liabilities	$23,870	$(7,520)

NOTE 10 – MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

We have certain customers that represent more than 10 percent of consolidated accounts receivable. The balance for these customers as a percentage of the consolidated accounts receivable is as follows:

	As of	As of
	June 30,	December 31,
Customer	2013	2012
General Electric Company	20%	19%
Siemens AG	12%	20%
Energy Northwest	11%	*
Florida Power & Light Company	*	10%

*	Less than 10%

We have certain customers that represent more than 10 percent of consolidated revenue. The revenue for these customers as a percentage of the consolidated revenue is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2013	2012	2013	2012
Southern Nuclear Operating Company	13%	15%	21%	23%
General Electric Company	18%	15%	14%	13%
Tennessee Valley Authority	14%	16%	14%	16%
Siemens AG	*	15%	12%	13%
Energy Northwest	18%	*	10%	*
All others	37%	39%	29%	35%

Total	100%	100%	100%	100%

*	Less than 10% of revenue included in All others above

Customers for the Products Division include original equipment manufacturers (“OEMs”), engineering, procurement and construction contractors, owners and operators of oil and gas pipelines, operators of power generation facilities and firms engaged across several process-related industries. Products Division customers include Siemens AG and General Electric Company. Customers for the Services Division are varied, but include some major utility companies within the U.S and owners of petrochemical and industrial gas plants. Our major customers vary over time due to the relative size and duration of our projects and customer outages. Services Division customers include Southern Nuclear Operating Company, Tennessee Valley Authority, Florida Power & Light Company and Energy Northwest.

NOTE 11 – SEGMENT INFORMATION

We follow ASC 280—Segment Reporting, to present segment information. We considered the way our management team, most notably our chief operating decision maker, makes operating decisions and assesses performance and considered which components of our enterprise have discrete financial information available. As management makes decisions using a products and services group focus, our analysis resulted in two reportable segments, the Products Division and the Services Division. The financial results of Hetsco have been included in our Services Division as of the acquisition date.

The following tables present information about segment income:

	Products Division		Services Division		Total
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012	2013	2012
Revenue	$35,930	$33,582	$80,035	$61,096	$115,965	$94,678
Depreciation and amortization	1,263	339	587	129	1,850	468
Operating income	1,166	763	804	1,205	1,970	1,968

	Products Division		Services Division		Total
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012
Revenue	$74,824	$65,686	$157,851	$133,454	$232,675	$199,140
Depreciation and amortization	2,487	649	794	256	3,281	905
Operating (loss) income	(1,371)	397	1,457	4,351	86	4,748

The following table presents information, which reconciles segment information to consolidated total assets:

	As of	As of
	June 30,	December 31,
	2013	2012
Assets:
Products	$195,331	$210,961
Services	125,586	98,498
Non allocated corporate headquarters assets	28,923	35,359

Total consolidated assets	$349,840	$344,818

Corporate headquarters assets consist primarily of cash and deferred tax assets.

The following presents the Products Division revenue by geographical region based on our operating locations. Products are often shipped to other geographical areas but revenue is listed in the region in which the revenue is recognized. We have made reclassifications to the product shipped to amounts during the three and six months ended June 30, 2012 primarily for allocations of sales discounts.

	Three Months Ended June 30,
	2013		2012
	Revenue	Product	Revenue	Product
	Recognized In	Shipped To	Recognized In	Shipped To
United States (1)	$26,663	$14,560	$21,113	$8,760
Canada	—	79	—	1,391
Europe	6,735	2,280	10,493	1,506
Mexico	2,077	37	1,819	501
Asia	455	1,315	157	798
Middle East	—	14,615	—	18,755
South America	—	1,325	—	1,075
Other	—	1,719	—	796

Total	$35,930	$35,930	$33,582	$33,582

	Six Months Ended June 30,
	2013		2012
	Revenue	Product	Revenue	Product
	Recognized In	Shipped To	Recognized In	Shipped To
United States (1)	$54,830	$35,049	$36,479	$15,607
Canada	—	230	—	1,403
Europe	14,554	3,238	23,822	3,858
Mexico	4,840	316	4,970	3,128
Asia	600	5,444	415	3,533
Middle East	—	23,680	—	31,640
South America	—	4,993	—	5,553
Other	—	1,874	—	964

Total	$74,824	$74,824	$65,686	$65,686

(1)	For certain U.S. parts deliveries that are picked up by our customers, we do not have visibility to the final destinations; and therefore, those shipments are considered to be U.S. shipments.

Our Services Division revenue during the three months ended June 30, 2013 included $79.9 million for U.S. locations and $0.1 million for non-U.S. locations. Our Services Division revenue during the six months ended June 30, 2013 included $157.7 million for U.S. locations and $0.1 million for non-U.S. locations. During the three and six months ended June 30, 2012, our Services Division revenue, virtually all of which was derived in the U.S, was $61.1 million and $133.5 million, respectively.

NOTE 12 – SUBSEQUENT EVENTS

On July 9, 2013, we acquired IBI, LLC (“IBI Power”), a leading manufacturer of custom power packaging and integration solutions, including control house systems, generator enclosures and industrial tanks. The aggregate consideration paid consisted of $19.5 million funded using cash on hand and a $10.0 million draw on our Revolving Credit Facility, subject to working capital adjustments. As this transaction was effective July 9, 2013, the results of IBI Power will be included in our consolidated financial statements beginning on such date. We believe that the addition of IBI Power’s packaged control house solutions furthers our reach into midstream oil and gas applications, switchgear OEMs and distributed power. IBI Power’s financial results will be included in our Products Division. As of August 7, 2013, we had $30.0 million outstanding under our Revolving Credit Facility and up to $60.6 million of available borrowing capacity.

On August 6, 2013, our Board of Directors declared a cash dividend of $0.09 per share of common stock to the holders of record of our common stock as of the close of business on September 13, 2013 to be paid on or about September 27, 2013.

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

The following discussion provides an analysis of the results of operations for each of our business segments, an overview of our liquidity and capital resources and other items related to our business. This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Form 10-Q and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, filed with the SEC on March 7, 2013.

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

•

Through our Services Division, we provide on-site specialty modification and maintenance services, outage management, facility upgrade services, specialty repair, brazed aluminum heat exchange repair and maintenance, and other industrial and safety services to nuclear, fossil-fuel, industrial gas, liquefied natural gas, petrochemical and other industrial operations in the U.S.

For information about our segments, see Note 11 – Segment Information to our unaudited condensed consolidated financial statements included in this Form 10-Q.

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

Acquisitions

On April 30, 2013, we acquired Hetsco Holdings, Inc. and its wholly owned subsidiary Hetsco, Inc. (together “Hetsco”), a global provider of mission critical brazed aluminum heat exchanger repair, maintenance, and safety services to the industrial gas, liquefied natural gas and petrochemical industries. The addition of Hetsco increases our exposure to the macro natural gas growth trend with a focus on adjacent technologies in air and gas separation, heat exchangers and liquefied natural gas. Hetsco’s repair and maintenance work further expands our scope of high-margin aftermarket services.

The aggregate acquisition price consisted of $33.3 million in cash, including estimated working capital adjustments and subject to final working capital adjustments which have not been reflected and could be significant. We funded the purchase of the Hetsco acquisition through a combination of cash on hand and draw on our $100 million Revolving Credit Facility. The financial results of Hetsco have been included in our Services Division as of the acquisition date.

In the third quarter of 2012, we acquired two businesses (“2012 Acquisitions”) which expanded our products portfolio. The financial results of the 2012 Acquisitions have been included in our Products Division as of their respective acquisition dates.

Business Outlook

Products:

Year-to-date operating results for our Products Division reflect higher shipment volumes compared to the prior year period primarily due to the incremental revenues from the 2012 Acquisitions and on-time shipments offset by unfavorable market trends resulting from a limited number of new gas turbine installations. Gross margins realized during the first half of 2013 were weaker than in 2012, primarily due to lower as sold margins in our organic products businesses, unfavorable absorption from declining order rates and higher than anticipated costs on discrete projects in our organic products businesses.

Currently, orders from the oil and gas pipeline infrastructure market are robust and we anticipate this market to be a source of revenue growth in 2013 for our business. We expect our Products Division revenue in 2013 to remain generally in line with or slightly above 2012 as the increase in revenue from our 2012 Acquisitions will offset a decline in our organic business. The near-term market continues to be challenging due to the previously mentioned market trends reducing projected gross margins in 2013 and into 2014. To offset this decline in gross margins, we continue to work with customers to create cost effective solutions and more efficient product offerings. In the long-term, we expect our Products Division should benefit from the forecasted expansion of natural gas as a growing source of worldwide electricity production.

Services:

Within our Services Division, year-to-date revenue was higher as compared to the prior year period which is largely attributable to an increase in outage revenue due to both timing and scope as compared to the prior year period. Within our modification and maintenance services, our customers continue to experience lower demand for power as a result of a shift in demand from nuclear to gas power due to lower natural gas prices. As a result, U.S. utilities are expected to continue to defer elective maintenance and capital project work.

We had project scope on all of the U.S. new and re-start nuclear plant projects during the first half of 2013. We anticipate this support to increase during the second half of 2013.

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

Our margins realized in the first half of 2013 have declined from 2012 due to the higher margins realized on two capital projects in the prior year period.

In the second quarter of 2013, we also expanded our service offerings to the industrial gas market with the acquisition of Hetsco.

Executing our Growth Strategy and other costs:

As we continue to execute our growth strategy, we are working to realign our businesses to focus on creating a scalable, efficient organization aligned along our customer markets to better meet their expectations. We are focused on investing in sectors with growth opportunities and control costs in sectors with lower growth opportunities. We expect to complete the realignment of operations by the end of the year.

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

The following table shows our backlog, by division, as of the end of each of the last five quarters ($ in thousands):

	June 30,	March 31,	December 31,	September 30,	June 30,
	2013	2013	2012	2012	2012
Products Backlog	$145,307	$130,198	$113,193	$152,385	$136,058
Services Backlog	263,557	257,066	280,561	301,916	266,451

Total	$408,864	$387,264	$393,754	$454,301	$402,509

Our Products Division backlog as of June 30, 2013 increased by $15.1 million from March 31, 2013 and increased by $9.2 million from June 30, 2012. The increase in backlog since March 31, 2013 was primarily attributable to orders for power generation projects primarily in the U.S. and Asia as well as oil and gas pipeline infrastructure projects in the U.S. Also contributing to the backlog levels are timing of shipments which are expected to increase in the second half of 2013. Proposals for power generation projects remain steady despite the limited number of new gas turbine installations. While we remain optimistic about the prospects for new natural gas-fired generation projects in the U.S., over 63% of our current backlog is for non-U.S. projects. Bookings destined for U.S., Asian and South American projects increased during the first half of 2013. The ratio of orders booked to orders shipped was 1.4-to-1 during both the three and six months ended June 30, 2013.

Our Services Division backlog as of June 30, 2013 increased by $6.5 million from March 31, 2013 and decreased by $2.9 million from June 30, 2012. Excluding the Hetsco acquisition, Services Division backlog increased $4.0 million from March 31, 2013. The increase from March 31, 2013 was largely attributable to scope expansion on a multi-year re-start nuclear project. Of the $263.6 million in Services Division backlog as of June 30, 2013, we expect an estimated $157.9 million to convert to revenue beyond 2013. The amount of backlog expected to convert beyond 2013 increased from the three months ended March 31, 2013 primarily due to new projects awarded and project delays. Excluding the effect of the Hetsco acquisition, the ratio of project awards to services rendered was 1.1-to-1 during the three months ended June 30, 2013 and 0.9-to-1 during the six months ended June 30, 2013.

Results of Operations

Effective as of January 1, 2013, our Board of Directors determined to change from a traditional month-end calendar close cycle to a 4-4-5 calendar close methodology during interim periods. Our fiscal year will continue to end on December 31. Under this methodology, each interim period is comprised of 13 weeks, which includes two 4-week months and one 5-week month, and begins on Monday and ends on Sunday. The 4-4-5 close methodology will change the accounting periods to month-end dates that would be different than the traditional last day of the standard month end. This change in methodology aligns our financial calendar to our payroll cycle simplifying our close process. The effects of this practice are modest and only exist within a reporting year. The reporting periods and applicable reports for the year 2013 are expected to be as follows:

Fiscal Period	Reporting Period	Report to be Filed
First quarter of fiscal 2013	January 1, 2013 to March 31, 2013	Quarterly Report on Form 10-Q
Second quarter of fiscal 2013	April 1, 2013 to June 30, 2013	Quarterly Report on Form 10-Q
Third quarter of fiscal 2013	July 1, 2013 to September 29, 2013	Quarterly Report on Form 10-Q
Fourth quarter of fiscal 2013	September 30, 2013 to December 31, 2013	Annual Report on Form 10-K

Our summary financial results during the three and six months ended June 30, 2013 and 2012 were as follows ($ in thousands):

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
	2013	2012	$	%	2013	2012	$	%
Products revenue	$35,930	$33,582	$2,348	7.0%	$74,824	$65,686	$9,138	13.9%
Services revenue	80,035	61,096	18,939	31.0%	157,851	133,454	24,397	18.3%

Total revenue	115,965	94,678	21,287	22.5%	232,675	199,140	33,535	16.8%
Cost of products revenue	27,368	25,586	1,782	7.0%	60,305	51,446	8,859	17.2%
Cost of services revenue	69,794	52,100	17,694	34.0%	137,601	114,210	23,391	20.5%

Cost of revenue	97,162	77,686	19,476	25.1%	197,906	165,656	32,250	19.5%
Gross profit	18,803	16,992	1,811	10.7%	34,769	33,484	1,285	3.8%
Gross profit percentage	16.2%	17.9%			14.9%	16.8%
Selling and marketing expenses	2,462	1,486	976	65.7%	4,685	2,990	1,695	56.7%
General and administrative expenses	12,812	13,271	(459)	-3.5%	27,366	25,237	2,129	8.4%
Depreciation and amortization expense (1)	1,559	267	1,292	483.9%	2,632	509	2,123	417.1%

Total operating expenses	16,833	15,024	1,809	12.0%	34,683	28,736	5,947	20.7%
Operating income	1,970	1,968	2	0.1%	86	4,748	(4,662)	-98.2%
Interest expense, net	190	90	100	111.1%	276	1,271	(995)	-78.3%
Other expense (income), net	154	(2)	156	-7800.0%	4	(7)	11	-157.1%

Income (loss) from continuing operations before income tax	1,626	1,880	(254)	-13.5%	(194)	3,484	(3,678)	-105.6%
Income tax expense	884	917	(33)	-3.6%	265	1,629	(1,364)	-83.7%

Income (loss) from continuing operations	742	963	(221)	-22.9%	(459)	1,855	(2,314)	-124.7%
Discontinued operations:
Loss from discontinued operations	(1)	(60)	59	-98.3%	(41)	(127)	86	-67.7%

Net income (loss)	741	$903	$(162)	-17.9%	$(500)	$1,728	$(2,228)	-128.9%

(1)	Excludes depreciation and amortization expense for the three months ended June 30, 2013 and 2012 of $291 and $201 included in cost of revenue, respectively. Excludes depreciation and amortization expense for the six months ended June 30, 2013 and 2012 of $649 and $396 included in cost of revenue, respectively.

Revenue

($ in thousands)	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2013	2012	$	%	2013	2012	$	%
Products revenue	$35,930	$33,582	$2,348	7.0%	$74,824	$65,686	$9,138	13.9%
Services revenue	80,035	61,096	18,939	31.0%	157,851	133,454	24,397	18.3%

Total	$115,965	$94,678	$21,287	22.5%	$232,675	$199,140	$33,535	16.8%

Products Revenue.

The composition of our Products Division revenue varies from period to period based on our product mix, the strength of various geographic markets we serve and our ability to address those markets. The geographic dispersion of where products were shipped during the three and six months ended June 30, 2013 and 2012 was as follows ($ in thousands):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2013	2012	$	%	2013	2012	$	%
United States (1)	$14,560	$8,760	$5,800	66.2%	$35,049	$15,607	$19,442	124.6%
Canada	79	1,391	(1,312)	-94.3%	230	1,403	(1,173)	-83.6%
Europe	2,280	1,506	774	51.4%	3,238	3,858	(620)	-16.1%
Mexico	37	501	(464)	-92.6%	316	3,128	(2,812)	-89.9%
Asia	1,315	798	517	64.8%	5,444	3,533	1,911	54.1%
Middle East	14,615	18,755	(4,140)	-22.1%	23,680	31,640	(7,960)	-25.2%
South America	1,325	1,075	250	23.3%	4,993	5,553	(560)	-10.1%
Other	1,719	796	923	116.0%	1,874	964	910	94.4%

Total	$35,930	$33,582	$2,348	7.0%	$74,824	$65,686	$9,138	13.9%

(1)	For certain U.S. parts deliveries that are picked up by our customers, we do not have visibility to the final destinations; and therefore, those shipments are considered to be U.S. shipments.

The increase in Products Division revenue during the three and six months ended June 30, 2013 of $2.3 million and $9.1 million, respectively, compared to the corresponding periods in 2012, was primarily due to $9.6 million and $19.7 million of incremental revenue associated with the 2012 Acquisitions. This increase was partially offset by a reduction in shipments from the organic business due to unfavorable market trends resulting from a limited number of new gas turbine installations. The incremental revenue from the 2012 Acquisitions was comprised of energy infrastructure projects and aftermarket parts in the U.S.

Services Revenue.

The composition of our Services Division revenue varies from period to period based on contract mix (fixed price versus cost plus and capital versus maintenance) and the number and scope of outages under our evergreen maintenance contracts. The increase in Services Division revenue of $18.9 million and $24.4 million during the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, primarily resulted from an increase in the scope of 2013 outage work and one additional outage for the year to date period. Additionally, there was incremental revenue of $3.2 million associated with the Hetsco acquisition during the second quarter of 2013.

Gross Profit / Margin %

($ in thousands)	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2013	2012	$	%	2013	2012	$	%
Gross Profit—Products	$8,562	$7,996	$566	7.1%	$14,519	$14,240	$279	2.0%
Gross Margin %	23.8%	23.8%			19.4%	21.7%
Gross Profit—Services	$10,241	$8,996	$1,245	13.8%	$20,250	$19,244	$1,006	5.2%
Gross Margin %	12.8%	14.7%			12.8%	14.4%

Total Gross Profit	$18,803	$16,992	$1,811	10.7%	$34,769	$33,484	$1,285	3.8%

Gross Margin %	16.2%	17.9%			14.9%	16.8%

Products.

The increase in Products Division gross profit during the three months ended June 30, 2013 of $0.6 million compared to the corresponding period in 2012, was primarily due to higher revenue as the realized gross margin percentage was unchanged during the period.

The increase in Products Division gross profit during the six months ended June 30, 2013 of $0.3 million compared to the corresponding periods in 2012, was primarily due to higher shipment volumes which impacted gross profit dollars by approximately $2.3 million. The effect of the increase in gross profit dollars was partially offset by lower as sold margins in our organic business, unfavorable absorption from declining job flow and higher than anticipated costs on discrete projects incurred during the first quarter of 2013 in our organic products business.

Services.

The increase in Services Division gross profit during the three and six months ended June 30, 2013 of $1.2 million and $1.0 million, respectively, compared to the corresponding periods in 2012, was primarily due to $1.0 million of incremental gross profit related to the acquisition of Hetsco in the second quarter of 2013. Additionally, our organic Services Division revenue increase contributed $2.3 million and $3.0 million of additional gross profit during the three and six months ended June 30, 2013, respectively. These increases were partially offset by the decrease in our organic Services Division gross margin percentage, which impacted gross profit dollars by approximately $2.0 million and $3.0 million during the three and six months ended June 30, 2013, respectively. The decrease in gross margin percentage was primarily due to higher margins realized on two capital projects in the first half of 2012 that did not recur during the three and six months ended June 30, 2013.

Selling and Marketing Expenses

($ in thousands)	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2013	2012	$	%	2013	2012	$	%
Selling and marketing expenses	$2,462	$1,486	$976	65.7%	$4,685	$2,990	$1,695	56.7%

Selling and marketing expenses include costs associated with selling and marketing our products and services. Major components of these costs are personnel, sales commissions, sales promotion, advertising, literature, bidding, estimating and trade shows.

Selling and marketing expenses increased by $1.0 million during the three months ended June 30, 2013 as compared to the corresponding period in 2012, resulting from incremental expenses of $0.3 million from the 2012 Acquisitions, $0.1 million from the Hetsco acquisition and $0.3 million due to the establishment of our global commercial leadership team as part of our growth strategy. The remainder of the increase was primarily due to increased efforts for bid and proposal activity in our organic businesses.

Selling and marketing expenses increased by $1.7 million during the six months ended June 30, 2013 as compared to the corresponding period in 2012, resulting from incremental expenses of $0.6 million from the 2012 Acquisitions, $0.1 million from the Hetsco acquisition and $0.6 million due to the establishment of our global commercial leadership team as part of our growth strategy. The remainder of the increase was primarily due to increased efforts for bid and proposal activity in our organic businesses.

General and Administrative Expenses

($ in thousands)	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2013	2012	$	%	2013	2012	$	%
General and administrative expenses	$12,812	$13,271	$(459)	-3.5%	$27,366	$25,237	$2,129	8.4%

General and administrative costs primarily include the compensation and benefits for executive, finance, accounting, information technology, facilities and human resources personnel, as well as insurance expenses, legal and professional fees, facility costs, utility expense and other general expenses.

General and administrative expenses, excluding acquisition and integration costs, decreased by $2.0 million during the three months ended June 30, 2013 as compared to the corresponding period in 2012, resulting primarily from $2.2 million of reduced stock and other incentive compensation expense and $1.2 million of lower legal and professional fees. Also contributing to the decrease in 2013 were costs incurred during the three months ended June 30, 2012 for Chief Executive Officer (“CEO”) transition costs of $0.9 million and expenses related to the enterprise resource planning (“ERP”) system implementation within our Products Division that did not occur during the three months ended June 30, 2013. These decreases were partially offset by $1.8 million of incremental normal operating expenditure from the 2012 Acquisitions and the Hetsco acquisition and $0.4 million of costs related to strategic investments in personnel and professional fees for our growth strategy. Total acquisition and integration costs were $1.7 million and $0.2 million for the three months ended June 30, 2013 and 2012, respectively.

General and administrative expenses, excluding acquisition and integration costs, increased by $0.1 million during the six months ended June 30, 2013 as compared to the corresponding period in 2012, resulting primarily from $2.7 million of incremental normal operating expenditures from the Hetsco acquisition and the 2012 Acquisitions. Also contributing to the increase was $1.8 million of costs related to strategic investments in personnel and professional fees for our growth strategy. These increases were partially offset by $2.6 million of reduced stock and other incentive compensation expense and $1.0 million of lower legal and professional fees. The remainder of the decrease was primarily due to higher costs incurred during the six months ended June 30, 2012 than in 2013 for CEO transition costs of $0.7 million and expenses related to the ERP system implementation within our Products Division that did not occur during the six months ended June 30, 2013. Total acquisition and integration costs were $2.2 million and $0.2 million for the six months ended June 30, 2013 and 2012, respectively.

Depreciation and Amortization Expense

($ in thousands)	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2013	2012	$	%	2013	2012	$	%
Depreciation and amortization expense	$1,559	$267	$1,292	483.9%	$2,632	$509	$2,123	417.1%

Depreciation and amortization expense consists primarily of depreciation of fixed assets and amortization of definite-lived intangible assets and excludes amounts included in cost of revenue. Depreciation and amortization expense increased by $1.3 million and $2.1 million during the three and six months ended June 30, 2013, respectively, as compared to the corresponding periods in 2012. The increases primarily related to $0.9 million and $1.6 million of amortization expense during the three and six months ended June 30, 2013, respectively, related to intangibles acquired from the 2012 Acquisitions and the Hetsco acquisition. The remainder of the increase was due to additional depreciation expense from fixed asset purchases in our organic businesses that occurred after June 30, 2012 as well as $0.1 million and $0.2 million of additional depreciation expense from the 2012 Acquisitions and the Hetsco acquisition during the three and six months ended June 30, 2013, respectively.

Operating Income (Loss)

($ in thousands)	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2013	2012	$	%	2013	2012	$	%
Operating Income (Loss)—Products	$1,166	$763	$403	52.8%	$(1,371)	$397	$(1,768)	-445.3%
Operating Income—Services	804	1,205	(401)	-33.3%	1,457	4,351	(2,894)	-66.5%

Total	$1,970	$1,968	$2	0.1%	$86	$4,748	$(4,662)	-98.2%

Products.

Products Division operating income of $1.2 million during the three months ended June 30, 2013 increased $0.4 million compared to operating income of $0.8 million during the corresponding period in 2012. Gross profit increased by $0.6 million primarily due to a higher revenue during the period. Also impacting the change was a $0.9 million lower allocation of corporate headquarters costs, which was impacted by decreases in stock based compensation, incentive compensation and legal and professional fees. These increases in operating income were partially offset by a $1.1 million increase in operating expenses mainly due to incremental costs associated with 2012 Acquisitions.

Products Division operating loss of $1.4 million during the six months ended June 30, 2013 decreased $1.8 million compared to operating income of $0.4 million during the corresponding period in 2012. Impacting the decrease from operating income to operating loss was $2.8 million of additional operating expenses primarily due to the 2012 Acquisitions. This was partially offset by a $0.7 million lower allocation of corporate headquarters costs and gross profit of $0.3 million from factors as discussed above.

Services.

Services Division operating income of $0.8 million during the three months ended June 30, 2013 decreased $0.4 million or 33.3% compared to operating income of $1.2 million during the corresponding period in 2012. The decrease in operating income was primarily due to a $2.8 million increase in operating expenses. The increase in operating expenses was primarily due to $2.9 million incremental expenses associated with the Hetsco acquisition including due diligence and transaction costs associated with the acquisition and partially offset by a $0.1 million reduction within the organic Services business. Also offsetting the increase in operating expenses was a $1.1 million lower allocation of corporate headquarters costs, which was impacted by decreases in stock based compensation, incentive compensation and legal and professional fees. In addition, the increase in operating expenses was offset by an increase in gross profit of $1.2 million primarily due to higher revenue.

Services Division operating income of $1.5 million during the six months ended June 30, 2013 decreased $2.9 million or 66.5% compared to operating income of $4.4 million during the corresponding period in 2012. The decrease in operating income was primarily due to $2.9 million of higher operating expenses mainly from incremental expenses associated with the Hetsco acquisition including due diligence and transaction costs associated with the acquisition. Also impacting the decrease in operating income was $1.0 million of higher allocated corporate headquarters costs from strategic investments in personnel and professional fees for our growth strategy offset by lower stock compensation expense. Offsetting the decrease in operating income was an increase in gross profit of $1.0 million primarily due to higher revenue.

Interest Expense, net

($ in thousands)	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2013	2012	$	%	2013	2012	$	%
Interest expense, net	$190	$90	$100	111.1%	$276	$1,271	$(995)	-78.3%

Interest expense, net consists of interest on outstanding letters of credit, interest on our unused commitment and amortization of debt issuance costs offset by interest income earned on cash balances.

Interest expense, net increased $0.1 million during the three months ended June 30, 2013, compared to the corresponding period in 2012. The increase was primarily attributable to interest expense related to borrowings on the Revolving Credit Facility during the second quarter of 2013 to fund the Hetsco acquisition. There were no borrowings during the second quarter of 2012.

Interest expense, net decreased $1.0 million during the six months ended June 30, 2013, compared to the corresponding period in 2012. The decrease was primarily attributable to extinguishing our previous credit facility, resulting in a $1.1 million charge to write-off the remaining portion of unamortized debt issuance costs during the six months ended June 30, 2012.

Income Tax Expense

($ in thousands)	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2013	2012	$	%	2013	2012	$	%
Income tax expense	$884	$917	$(33)	-3.6%	$265	$1,629	$(1,364)	-83.7%

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

During the three months ended June 30, 2013, we recorded income tax expense of $0.9 million, or 54.4% of pretax income, compared to $0.9 million of income tax expense, or 48.8% of pretax income, in the same period for 2012. The increase in our effective tax rate was primarily due to $0.3 million of permanent, discrete non-deductible acquisition expenses during the quarter. Excluding the effect of the non-deductible acquisition expenses, our tax rate for the quarter would have been 35.4%. The effective tax rate in 2012 differs from the statutory rate due to U.S. state income taxes, non-deductible expenses and changes in uncertain tax benefit positions.

During the six months ended June 30, 2013, we recorded income tax expense of $0.3 million, or -136.6% of pretax loss, compared to $1.6 million of income tax expense, or 46.8% of pretax income, in the same period for 2012. The decrease in our effective tax rate was primarily due to the pre-tax loss during the six months ended June 30, 2013. Excluding the effect of the $0.3 million of non-deductible acquisition expenses recognized in the second quarter of 2013, our tax rate for the six months ended June 30, 2013 would have been 22.7%, which is less than the statutory rate primarily due to favorable changes in uncertain tax benefit positions. The effective tax rate in 2012 differs from the statutory rate due to U.S. state income taxes, non-deductible expenses and changes in uncertain tax benefit positions.

As of June 30, 2013, we would need to generate approximately $104.1 million of future financial taxable income to realize our deferred tax assets.

Under the Financial Accounting Standard Board (“FASB”) Accounting Standards Codification Topic 740—Income Taxes (“ASC 740”), FASB requires companies to assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available positive and negative evidence, and utilizing a “more likely than not” standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company’s current or previous operating history are given more weight than its future outlook, although we do consider future taxable income projections, ongoing tax planning strategies and the limitation on the use of carryforward losses in determining valuation allowance needs.

We establish valuation allowances for our deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the company’s future strategy, its recent utilization of net operating loss carryforwards, the scheduled reversal of deferred tax liabilities, historical operating income, projected future taxable income, and projected foreign source income, it is reasonably possible that certain foreign tax credit valuation allowances may be released in the near term in accordance with ASC 740. The potential range of foreign tax credit valuation allowance releases are projected to be between $4.0 million and $6.0 million.

Loss from Discontinued Operations

($ in thousands)	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2013	2012	$	%	2013	2012	$	%
Loss from discontinued operations	$(1)	$(60)	$59	-98.3%	$(41)	$(127)	$86	-67.7%

Loss from discontinued operations during the three and six months ended June 30, 2013 and 2012 were fully comprised of the Deltak business unit, divested on August 31, 2011. These losses consisted primarily of trailing costs from in process contracts or warranty and litigation expenses.

Liquidity and Capital Resources

Overview

As of June 30, 2013, our unrestricted cash and cash equivalents totaled $40.1 million, comprised of $12.1 million of U.S. cash and $28.0 million of non-U.S. cash. The increase in unrestricted cash and cash equivalents of approximately $8.2 million from December 31, 2012, was impacted by the following activity:

•	We spent $33.0 million, net, and borrowed a net $20.0 million of cash to fund the Hetsco acquisition, subject to final working capital adjustments.

•	We received $23.9 million of cash from working capital in 2013 as compared to $7.5 million spent in 2012.

•	We spent $3.1 million of cash on dividends.

In addition to our unrestricted cash and cash equivalents, the amount available under our Revolving Credit Facility as of June 30, 2013 was $67.1 million. Our ability to access the maximum amount of availability is dependent upon certain conditions as defined in the Revolving Credit Facility agreement.

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

Included in our total unrestricted cash and cash equivalents was approximately $28.0 million maintained in our non-U.S. operations and subsidiaries. In general, these resources are not available to fund our U.S. operations unless the funds are repatriated to the U.S., which would expose us to taxes we presently have not accrued in our results of operations. We presently have no plans to repatriate these funds to the U.S. as we believe the liquidity generated by our U.S. operations and our unused borrowing capacity are sufficient to meet the cash requirements of our U.S. operations.

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

Dividend and Stock Repurchases

In May 2012, our Board of Directors approved a dividend policy related to our common stock. The dividends declared and paid during each of the first and second quarters of 2013 were $0.09 per share or $1.5 million. We anticipate the cash used for future dividends and the repurchase program will come from current U.S. cash and from cash generated from U.S. operating activities. The timing and amounts of any future dividends are subject to determination and approval by our Board of Directors.

Since May 2012, we have had a share repurchase program to repurchase up to two million shares of our common stock until the earlier of June 30, 2014 or a determination by the Board of Directors to discontinue the repurchase program. The repurchase program does not obligate us to acquire any specific number of shares. During the six months ended June 30, 2013, we made no share repurchases under the repurchase program. As of June 30, 2013, we had 1,578,269 shares remaining to be repurchased under the current authorization.

Changes in cash and cash equivalents during the six months ended June 30, 2013 and 2012 were as follows ($ in thousands):

	Six Months Ended June 30,
	2013	2012
Statement of cash flow data:
Cash flows provided by (used in):
Operating activities	$28,272	$(512)
Investing activities	(35,393)	(2,199)
Financing activities	15,328	(5,487)
Effect of exchange rate changes on cash	(31)	(810)

Change in cash and cash equivalents	$8,176	$(9,008)

2013 as compared to 2012

Operating Activities

Cash flows provided by operating activities during the six months ended June 30, 2013 was $28.3 million and was primarily impacted by the following:

•

Net loss of $0.5 million, adjusted by non-cash expenses of $2.5 million for stock-based compensation and $3.3 million of depreciation and amortization on plant, property and equipment and intangible assets. This was partially offset by a $0.8 million increase in net deferred income taxes.

•

Net accounts receivable decreased by $37.7 million increasing operating cash flows. This change included decreases in accounts receivable of approximately $28.6 million and $9.1 million from our Products and Services Divisions, respectively. This change was primarily driven by the large volume of projects collected during the period that were recognized in prior periods.

•

A decrease in cash due to a total of $2.9 million of additional working capital deployed (the sum of the changes in costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings) as compared to jobs in progress as of December 31, 2012. This change was primarily driven by a higher level of project activity during 2013 in our Products Division, partially offset by the timing of billings in our Services Division.

•

A decrease in cash from accounts payable of $8.4 million from both our Products Division and our Services Division as payables declined from December 31, 2012 related to the large volume of projects completed during the period.

Cash flows used in operating activities during the six months ended June 30, 2012 was $0.5 million and was primarily impacted by the following:

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

Investing Activities

Cash flows used in investing activities of $35.4 million during the six months ended June 30, 2013 consisted primarily of $33.0 million of net cash paid for the Hetsco acquisition, subject to final working capital adjustments, and $2.5 million of purchases of property, plant and equipment.

Cash flows used in investing activities of $2.2 million during the six months ended June 30, 2012 consisted primarily of purchases of property, plant and equipment.

Financing Activities

Cash flows provided by financing activities of $15.3 million during the six months ended June 30, 2013 consisted primarily of $20.0 million of net cash proceeds from borrowings on our Revolving Credit Facility offset by cash expenditures of $3.1 million related to cash dividends paid in the first half of 2013 and $1.5 million of cash paid for the repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation.

Cash flows used in financing activities of $5.5 million during the six months ended June 30, 2012 consisted of cash expenditures of $3.0 million for the repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation, $1.5 million related to cash dividends paid in the first quarter of 2013 and $0.9 million of debt issuance costs.

Effect of Exchange Rate Changes on Cash

Exchange rate changes had a de minimus impact on cash during the six months ended June 30, 2013 as the Euro, Mexican Peso and Chinese Reminbi remained relatively steady against the U.S. Dollar from December 31, 2012 to June 30, 2013. The effect of exchange rate changes decreased cash by $0.8 million during the six months ended June 30, 2012. This decrease was primarily driven by the weakening of the Euro against the U.S. Dollar from December 31, 2011 to June 30, 2012.

Discontinued Operations

Cash flows used in discontinued operations operating activities were $0.2 million and $0.1 million during the six months ended June 30, 2013 and 2012, respectively.

Financing

Credit Facility. Our Revolving Credit Facility allows for borrowings up to $100 million, with an accordion feature for up to $50 million of additional borrowing capacity. The facility has a letter of credit sublimit of $75 million and provides access to multi-currency funds. The Revolving Credit Facility has a maturity date of February 21, 2017. As of June 30, 2013, we had $20.0 million of debt outstanding and we were in compliance with all financial and other covenants under the Revolving Credit Facility.

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

On July 9, 2013, we acquired IBI, LLC (“IBI Power”) as described in Note 12 – Subsequent Events to the Condensed Consolidated Financial Statements in this Form 10-Q. The aggregate consideration paid consisted of $19.5 million funded using cash on hand and a $10.0 million draw on our Revolving Credit Facility, subject to working capital adjustments. As of August 7, 2013, we had $30.0 million outstanding under our Revolving Credit Facility and up to $60.6 million of available borrowing capacity. Our ability to access the maximum amount of availability is dependent upon certain conditions as defined in the Revolving Credit Facility agreement.

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

As of June 30, 2013, we had a contingent liability for issued and outstanding stand-by letters of credit, generally issued to secure performance on customer contracts. The balance of letters of credit totaled approximately $12.9 million for the U.S. entities and $9.9 million for non-U.S. entities as of June 30, 2013. Currently, there are no amounts drawn upon these letters of credit. In addition, as of June 30, 2013, we had outstanding surety bonds on projects of approximately $3.4 million. Our subsidiaries provide financial guarantees for certain contractual obligations in the ordinary course of business. As of June 30, 2013, we had $8.6 million of subsidiary company financial guarantees outstanding.

Critical Accounting Policies

Our condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. Preparation of these statements requires management to make judgments and estimates. Item 7 of Part II of our Annual Report on Form 10-K, filed with the SEC on March 7, 2013, addressed the accounting policies and related estimates that we believed were the most critical to understanding our consolidated financial statements, financial condition and results of operations and those that require management judgment and assumptions, or involve uncertainties. We did not have a significant change to the application of our critical accounting policies and estimates during the first six months of 2013.

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

Foreign Exchange Rate Risk. We operate in a number of non-U.S. areas and are involved in transactions denominated in currencies other than the U.S. dollar, which exposes us to foreign currency exchange rate risk. We have from time-to-time used derivative instruments to hedge our foreign currency transactions. We did not enter into any such instruments as of or during the three months ended June 30, 2013. We do not hold or issue foreign currency forward contracts, option contracts or other derivative financial instruments for speculative purposes.

Interest Rate Risk. Our primary market risk exposure is volatility of interest rates, primarily in the U.S. We have from time-to-time used a combination of fixed and floating rate debt and interest rate swap agreements to manage our interest rates. We did not enter into any such instruments as of or during the three months ended June 30, 2013. We are subject to interest rate changes on our London Interbank Offered Rate (“LIBOR”) -based variable interest under our Revolving Credit Facility.

Interest Rate Sensitivity. Based on the $20.0 million of outstanding borrowings as of June 30, 2013, a 50 basis point fluctuation in short-term interest rates would have a $0.1 million impact on our expected pre-tax income on an annual basis.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

During the second quarter of 2013, we acquired Hetsco, (see Note 3 – Acquisitions), which represented 11.7% of our total assets as of June 30, 2013. We are in the process of fully integrating Hetsco into our internal controls over financial reporting and, in reliance on interpretive guidance issued by the SEC staff, disclosure of changes in internal control over financial reporting related to Hetsco have been excluded. Otherwise, there was no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.	Legal Proceedings.

The information included in Note 7 – Commitments and Contingencies to the Condensed Consolidated Financial Statements in this Form 10-Q is incorporated by reference into this Item.

Item 1A.	Risk Factors.

There were no material changes to our risk factors from those reported in our Annual Report on Form 10-K as filed with the SEC on March 7, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There have been no unregistered sales of equity securities during the period covered by this Form 10-Q.

Issuer Purchases of Equity Securities

The following table presents information regarding our repurchases of shares of our common stock on a monthly basis during the second quarter of 2013.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan (2)
April 1, 2013 through April 30, 2013	52,131	$17.62	—	1,578,269
May 1, 2013 through May 31, 2013	1,644	$16.04	—	1,578,269
June 1, 2013 through June 30, 2013	—	—	—	1,578,269

Total	53,775	$17.57	—	1,578,269

(1)

Total number of shares purchased during the second quarter of 2013 were not purchased pursuant to a publicly announced plan, but were surrendered to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock awards issued to employees under our stockholders-approved long-term incentive plan.

(2)

Our share repurchase program was approved by the Board on May 30, 2012 and allows for repurchase of up to two million shares of our common stock until the earlier of June 30, 2014 or a determination by the Board of Directors to discontinue the repurchase program. The repurchase program does not obligate us to acquire any specific number of shares.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit	Description

10.1	Separation Agreement by and between Kenneth W. Robuck and Global Power Equipment Group Inc., dated as of June 24, 2013 (filed as Exhibit 10.1 to our Form 8-K filed with the commission on June 28, 2013 and incorporated herein by reference.*

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Indicates a management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL POWER EQUIPMENT GROUP INC.

Date: August 8, 2013

	By:	/s/ William G. Evans
William G. Evans,
Vice President and Chief Accounting Officer As a duly authorized officer of the Registrant and as principal accounting officer.