Form 10-Q
period 2013-09-30
GLOBAL POWER EQUIPMENT GROUP INC.
filed 2013-11-07
CIK 1136294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of November 6, 2013, there were 17,027,335 shares of common stock of Global Power Equipment Group Inc. outstanding.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

Form 10-Q

For the quarter ended September 30, 2013

Part I—FINANCIAL INFORMATION

Item 1.                          Financial Statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	September 30,	December 31,
	2013	2012
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$32,342	$31,951
Restricted cash	159	317
Accounts receivable, net of allowance of $746 and $990	79,037	90,573
Inventories	8,328	6,808
Costs and estimated earnings in excess of billings	52,745	50,059
Deferred tax assets	5,026	4,859
Other current assets	7,604	5,535

Total current assets	185,241	190,102
Property, plant and equipment, net	20,568	15,598
Goodwill	109,520	89,346
Intangible assets, net	61,433	36,985
Deferred tax assets	4,743	11,282
Other long-term assets	1,224	1,505

Total assets	$382,729	$344,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,561	$24,749
Accrued compensation and benefits	19,523	16,724
Billings in excess of costs and estimated earnings	11,506	16,205
Accrued warranties	3,328	4,073
Other current liabilities	11,122	8,389

Total current liabilities	68,040	70,140
Long-term debt	40,000	—
Other long-term liabilities	5,845	4,680

Total liabilities	113,885	74,820
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value, 170,000,000 shares authorized and 18,240,925 and 17,941,529 shares issued, respectively, and 17,016,304 and 16,804,826 shares outstanding, respectively	182	179
Paid-in capital	68,544	66,660
Accumulated other comprehensive income	2,661	1,812
Retained earnings	197,469	201,358
Treasury stock, at par (1,224,621 and 1,136,703 common shares, respectively)	(12)	(11)

Total stockholders’ equity	268,844	269,998

Total liabilities and stockholders’ equity	$382,729	$344,818

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Products revenue	$54,577	$47,995	$129,401	$113,681
Services revenue	55,421	63,501	213,272	196,955

Total revenue	109,998	111,496	342,673	310,636

Cost of products revenue	41,318	39,196	101,623	90,642
Cost of services revenue	47,954	54,171	185,555	168,381

Cost of revenue	89,272	93,367	287,178	259,023

Gross profit	20,726	18,129	55,495	51,613
Selling and marketing expenses	2,272	1,587	6,957	4,577
General and administrative expenses	14,806	13,265	42,172	38,502
Depreciation and amortization expense (1)	1,936	752	4,568	1,261

Total operating expenses	19,014	15,604	53,697	44,340

Operating income	1,712	2,525	1,798	7,273
Interest expense, net	207	94	483	1,365
Other expense, net	164	169	168	162

Income from continuing operations before income tax	1,341	2,262	1,147	5,746

Income tax expense	312	954	577	2,583

Income from continuing operations	1,029	1,308	570	3,163

Discontinued operations:
Income from discontinued operations, net of tax	273	238	232	111

Net income	1,302	$1,546	$802	$3,274

Basic earnings per weighted average common share:
Income from continuing operations	$0.06	$0.08	$0.03	$0.19
Income from discontinued operations	0.02	0.01	0.02	—

Income per common share - basic	$0.08	$0.09	$0.05	$0.19

Weighted average number of shares of common stock outstanding - basic	16,958,138	17,166,293	16,896,434	16,885,205

Diluted earnings per weighted average common share:
Income from continuing operations	$0.06	$0.08	$0.03	$0.18
Income from discontinued operations	0.02	0.01	0.02	0.01

Income per common share - diluted	$0.08	$0.09	$0.05	$0.19

Weighted average number of shares of common stock outstanding - diluted	16,995,373	17,258,659	17,020,334	17,251,142

Cash dividends per share	$0.09	$0.09	$0.27	$0.18

(1)                          Excludes depreciation and amortization expense for the three months ended September 30, 2013 and 2012 of $399 and $214 included in cost of revenue, respectively. Excludes depreciation and amortization expense for the nine months ended September 30, 2013 and 2012 of $1,048 and $610 included in cost of revenue, respectively.

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Net income	$1,302	$1,546	$802	$3,274
Foreign currency translation adjustment	830	934	849	323

Comprehensive income	$2,132	$2,480	$1,651	$3,597

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

($ in thousands, except share amounts)

(unaudited)

				Accumulated
	Common Shares			Other
	$0.01 Per Share		Paid-in	Comprehensive	Retained	Treasury Shares
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Total

Balance, December 31, 2012	17,941,529	$179	$66,660	$1,812	$201,358	(1,136,703)	$(11)	$269,998

Stock-based compensation	299,396	3	1,884	—	—	(87,918)	(1)	1,886
Dividends declared	—	—	—	—	(4,691)	—	—	(4,691)
Net income	—	—	—	—	802	—	—	802
Foreign currency translation adjustment	—	—	—	849	—	—	—	849

Balance, September 30, 2013	18,240,925	$182	$68,544	$2,661	$197,469	(1,224,621)	$(12)	$268,844

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Nine months ended
	September 30,
	2013	2012
Operating activities:	(Unaudited)
Net income	$802	$3,274
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax benefit	(900)	(712)
Depreciation and amortization on property, plant and equipment and intangible assets	5,616	1,871
Amortization on deferred financing costs	137	1,198
Loss on disposal of equipment	13	—
Stock-based compensation	3,429	4,554
Changes in operating assets and liabilities	10,699	(20,829)

Net cash provided by (used in) operating activities	19,796	(10,644)

Investing activities:
Acquisitions, net of cash acquired	(50,328)	(44,107)
Proceeds from sale of business, net of restricted cash and transaction costs	267	—
Proceeds from sale of equipment	62	15
Purchase of property, plant and equipment	(3,927)	(3,269)

Net cash used in investing activities	(53,926)	(47,361)

Financing activities:
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(1,542)	(3,024)
Dividends paid	(4,668)	(3,093)
Proceeds from long-term debt	50,000	—
Payments of long-term debt	(10,000)	—
Stock repurchases	—	(684)
Debt issuance costs	—	(924)

Net cash provided by (used in) financing activities	33,790	(7,725)
Effect of exchange rate changes on cash	731	(30)
Net change in cash and cash equivalents	391	(65,760)

Cash and cash equivalents, beginning of period	31,951	99,491

Cash and cash equivalents, end of period	$32,342	$33,731

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BUSINESS AND ORGANIZATION

Global Power Equipment Group Inc. and its wholly owned subsidiaries (unless the context requires otherwise, “Global Power”, the “Company”, “we”, “us” or “our”) is a leading provider of power generation equipment and industrial maintenance services. Through our Products Division, we design, engineer and manufacture gas turbine auxiliary equipment, control houses and generator enclosures for customers throughout the world. Through our Services Division, we provide on-site specialty modification and maintenance services, outage management, facility upgrade services, specialty repair, brazed aluminum heat exchange repair maintenance, and other industrial and safety services to nuclear, fossil-fuel, industrial gas, liquefied natural gas, petrochemical and other industrial operations in the United States (“U.S.”). Our corporate headquarters are located in Irving, Texas, with various facilities around the U.S. and internationally in The Netherlands, Mexico and China.

Effective as of January 1, 2013, our Board of Directors determined to change from a traditional month-end calendar close cycle to a 4-4-5 calendar close methodology during interim periods. Our fiscal year will continue to end on December 31. Under this methodology, each interim period is comprised of 13 weeks, which includes two 4-week months and one 5-week month, and begins on Monday and ends on Sunday. The 4-4-5 close methodology will change the accounting periods to month-end dates that would be different than the traditional last day of the standard month end. We will label our quarterly information using a calendar convention, that is, first quarter will be labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. This change in methodology aligns our financial calendar to our payroll cycle simplifying our close process. The effects of this practice are modest and only exist within a reporting year. The fiscal closing calendar from 2013 through 2014 is available on our website, ir.globalpower.com/financials.cfm. The reporting periods and applicable reports for the year 2013 are expected to be as follows:

Fiscal Period	Reporting Period	Report to be Filed
First quarter of fiscal 2013	January 1, 2013 to March 31, 2013	Quarterly Report on Form 10-Q
Second quarter of fiscal 2013	April 1, 2013 to June 30, 2013	Quarterly Report on Form 10-Q
Third quarter of fiscal 2013	July 1, 2013 to September 29, 2013	Quarterly Report on Form 10-Q
Fourth quarter of fiscal 2013	September 30, 2013 to December 31, 2013	Annual Report on Form 10-K

Acquisitions: During 2013 and 2012, we completed the following acquisitions:

Business Acquired	Date of Closing	Net Assets Acquired (in millions)	Primary Form of Consideration
IBI, LLC[1]	July 9, 2013	$18.7	Cash
Hetsco Holdings, Inc [1]	April 30, 2013	$33.3	Cash
TOG Holdings Inc.	September 5, 2012	$12.2	Cash
Koontz Wagner Custom Controls Holdings LLC	July 30, 2012	$32.4	Cash

[1] Subject to working capital adjustments

Each of the acquired businesses has been included in our results of operations since the date of closing. Due to the timing of these acquisitions and related operating results, our 2013 and 2012 operating results are not entirely comparable. See Note 3 – Acquisitions.

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

Discontinued Operations Presentation: In August 2011, we completed the sale of substantially all of the operating assets of our Deltak L.L.C. business unit. Discontinued operations are presented net of tax. The following notes relate to our continuing operations only unless otherwise noted.

Dollar Amounts: All dollar amounts (except per share amounts) presented in the tabulations within the notes to our condensed consolidated financial statements are stated in thousands of dollars, unless otherwise noted.

Goodwill: Accounting Standard Codification (“ASC”) Topic 350, Intangibles — Goodwill and Other, requires that goodwill is not amortized to expense, but rather that it be tested for impairment at least annually. Impairment write-downs are charged to results of operations in the period in which the impairment is determined. We did not identify any impairment of our recorded goodwill from our most recent testing, which was performed as of December 31, 2012. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. We have not identified any such events and, accordingly, have not tested goodwill for impairment during the nine months ended September 30, 2013.

During the three months ended September 30, 2013, we changed our annual impairment testing date from December 31 to the first day of the fourth quarter, which we label as October 1. The change in testing date for goodwill is a change in accounting principle, which we believe is preferable as the new date of the assessment. While remaining in the fourth quarter, this change better aligns the timing of our budgeting process with this test, as the impairment test is dependent on the results of the budgeting and forecasting process, and provides additional time prior to our year-end to complete the goodwill impairment testing and report the results in our Annual Report on Form 10-K. The change in the assessment date does not delay, accelerate or avoid a potential impairment charge. We have determined that it is impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of each October 1of prior reporting periods without the use of hindsight. As such, we have prospectively applied the change in annual goodwill impairment test date as of the first day of the fourth quarter of 2013.

In 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” which provides entities with the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If the entity concludes that it is more likely than not that the asset is impaired, it is required to determine the fair value of the intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value in accordance with Topic 350. If the entity concludes otherwise, no further quantitative assessment is required. We expect to adopt this during our fourth quarter 2013 annual impairment test for goodwill and other indefinite lived intangible assets.  However, we plan to continue to use a quantitative approach in the 2013 annual impairment test.  The adoption of this new rule is not expected to impact our financial statements.

Adoption of New Accounting Pronouncements and Recently Issued Accounting Pronouncements: In July 2013, the FASB issued ASU 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an amendment to FASB ASC Topic 740, Income Taxes (“FASB ASC Topic 740”). This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. We are currently evaluating the impact on our consolidated financial statements and financial statement disclosures.

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

NOTE 3 – ACQUISITIONS

Since January 1, 2012, we acquired four businesses, which included three products companies and one industrial gas services company, all based in the U.S. These acquisitions allow us to expand our products and service offerings internationally and in the U.S. A summary of the acquisitions is as follows:

Business Acquired	Date of Closing	Net Assets Acquired (in millions)	Segment	Primary Form of Consideration
IBI, LLC[1]	July 9, 2013	$18.7	Products	Cash
Hetsco Holdings, Inc [1]	April 30, 2013	$33.3	Services	Cash
TOG Holdings Inc.	September 5, 2012	$12.2	Products	Cash
Koontz Wagner Custom Controls Holdings LLC	July 30, 2012	$32.4	Products	Cash

[1] Subject to working capital adjustments

Each of the acquired businesses has been included in our results of operations since the date of closing. Due to the timing of each acquisition and related operating results, our 2013 and 2012 operating results are not entirely comparable.

On July 9, 2013, we acquired IBI, LLC (“IBI Power”), a leading manufacturer of custom power packaging and integration solutions, including control house systems, generator enclosures and industrial tanks. The aggregate consideration paid consisted of $17.9 million in cash, subject to working capital adjustments which could be significant. IBI Power’s financial results are included in our Products Division as of the acquisition date.

On April 30, 2013, we acquired Hetsco Holdings, Inc. and its wholly owned subsidiary Hetsco, Inc. (together “Hetsco”), a global provider of mission critical brazed aluminum heat exchanger repair, maintenance and safety services to the industrial gas, liquefied natural gas and petrochemical industries. The aggregate acquisition price consisted of $33.3 million in cash, subject to final working capital adjustments which could be significant. The financial results of the Hetsco acquisition have been included in our Services Division as of the acquisition date.

We funded the purchase of the IBI Power and Hetsco acquisitions (together, the “2013 Acquisitions”) through a combination of cash on hand and draws on our $100 million credit facility (“Revolving Credit Facility”).

The following table summarizes the consideration paid for the 2013 Acquisitions and presents the preliminary allocation of these amounts to the net tangible and identifiable intangible assets based on the estimated fair values as of the respective acquisition dates. These allocations require the significant use of estimates and are based on the information that was available to management at the time these consolidated financial statements were prepared.

	2013 Acquisition Activity
	Hetsco Inc.	IBI Power	Total

Current assets	$8,755	$8,916	$17,671
Property, plant and equipment	867	2,822	3,689
Identifiable intangible assets	18,600	8,700	27,300
Goodwill	15,960	4,214	20,174

Total assets acquired	44,182	24,652	68,834
Current liabilities	(2,357)	(5,940)	(8,297)
Long-term deferred tax liability	(7,439)	—	(7,439)
Other long-term liabilities	(1,088)	—	(1,088)

Net assets acquired	$33,298	$18,712	$52,010

Management determined the purchase price allocations for the 2013 Acquisitions based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. We utilized recognized valuation techniques, including the income approach and cost approach for the net assets acquired. The fair value of the assets acquired and liabilities assumed are preliminary and remain subject to potential adjustments in areas including but not limited to the final working capital settlement, further assessment of income tax related assets and liabilities and further assessment of the valuation of acquired contracts.

Acquired intangible assets in 2013 of $27.3 million consisted of customer relationships, trade names and noncompete agreements. The amortization period for these intangible assets ranges from five to seven years. We recorded $0.6 million and $1.0 million of amortization expense related to these intangible assets during the three and nine months ended September 30, 2013, respectively, covering the period of May 1, 2013 through September 30, 2013. The major classes of intangible assets are as follows:

	Weighted Average
	Amortization Years	Amount
Customer Relationships	7	$16,600
Trade Names	Indefinite	9,000
Noncompetes	5	1,700

		$27,300

The estimated future aggregate amortization expense of intangible assets from the Hetsco and IBI Power acquisitions as of September 30, 2013 is set forth below:

For the Fiscal Year Ending December 31 —
Remainder of 2013	$678
2014	2,711
2015	2,711
2016	2,711
2017	2,711
Thereafter	5,818

Total	$17,340

The goodwill arising from the IBI Power acquisition consists largely of expectations that this acquisition broadens our customer base to switchgear original equipment manufacturers (“OEMs”) and adds backup power and distributed power applications to our product portfolio. Also impacting the IBI goodwill is operational synergies among the IBI Power business and the Koontz Wagner Custom Controls business. The goodwill arising from the Hetsco acquisition consists largely of expectations that this acquisition expands our service offerings to the industrial gas market to customers including original equipment manufacturers and owners of petrochemical and industrial gas plants. The goodwill associated with the IBI Power acquisition is deductible for tax purposes whereas the goodwill associated with the Hetsco acquisition is not deductible for tax purposes.

We incurred $2.0 million and $4.2 million of transaction, due diligence and integration costs during the three and nine months ended September 30, 2013 that are reflected in Hetsco’s and IBI Power’s results, respectively. These costs included pre-acquisition due diligence costs, transaction and integration costs. These costs were included in general and administrative expenses in our consolidated statements of operations for the three and nine months ended September 30, 2013.

Revenue of approximately $13.1 million and an operating income before income taxes of $0.5 million are included in our consolidated results of operations for the three months ended September 30, 2013 related to the 2013 Acquisitions. Excluding the $2.0 million of acquisition related costs as well as intangible amortization costs of $0.6 million, the 2013 Acquisitions contributed $3.1 million of pre-tax operating income during the three months ended September 30, 2013.

Revenue of approximately $16.3 million and an operating loss before income taxes of approximately $1.5 million are included in our consolidated results of operations for the nine months ended September 30, 2013 related to the 2013 Acquisitions. Excluding the $4.2 million of acquisition related costs as well as intangible amortization costs of $1.0 million, the 2013 Acquisitions contributed $6.7 million of pre-tax operating income during the nine months ended September 30, 2013.

In the third quarter of 2012, we acquired two businesses (“2012 Acquisitions”) which expanded our products portfolio. The financial results of the 2012 Acquisitions have been included in our Products Division as of their respective acquisition dates as described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2013. Revenue of approximately $14.0 million and an operating income before income taxes of approximately $0.4 million are included in our consolidated results of operations for the three months ended September 30, 2013. Revenue of approximately $33.8 million and an operating income before income taxes of approximately $0.9 million are included in our consolidated results of operations for the nine months ended September 30, 2013. Excluding the intangible amortization costs of $0.6 million and $1.9 million for the three and nine months ended September 30, 2013, respectively, the 2012 Acquisitions contributed $1.0 million and $2.8 million of pre-tax operating income during the three and nine months ended September 30, 2013, respectively.

The following unaudited pro forma information have been provided for illustrative purposes only and are not necessarily indicative of results that would have occurred had the 2012 Acquisitions and the 2013 Acquisitions (together, the “2012 and 2013 Acquisitions”) been in effect since January 1, 2012, nor are they necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$110,512	$128,741	$375,958	$363,258
Income from continuing operations	1,318	3,176	2,244	3,727
Earnings per share from continuing operations:
Basic	$0.08	$0.19	$0.13	$0.22
Diluted	$0.08	$0.18	$0.13	$0.22

The unaudited pro forma consolidated results during the three and nine months ended September 30, 2013 and 2012 have been prepared by adjusting our historical results to include the 2013 Acquisitions as if they occurred on January 1, 2012 and the 2012 Acquisitions as if they occurred on January 1, 2011. These unaudited pro forma consolidated historical results were then adjusted for the following:

•                  a net reduction in interest expense during the three and nine months ended September 30, 2013 and 2012 as we did not acquire existing debt from the 2012 and 2013 Acquisitions offset by interest expense on our $30.0 million net borrowings on the Revolving Credit Facility in association with the 2013 Acquisitions,

•                  an increase in amortization expense due to the incremental intangible assets recorded related to the 2012 and 2013 Acquisitions,

•                  a decrease in depreciation expense relating to the net impact of adjusting acquired property and equipment to the acquisition date fair values,

•                  a net increase in stock compensation expense associated with restricted stock granted as part of the Hetsco acquisition offset by a reduction in stock compensation expense resulting from the cancellation of Hetsco’s previous stock grants,

•                  adjustments to reflect the impact of $1.9 million of transaction costs related to the 2012 Acquisitions as of January 1, 2011,

•                  adjustments to reflect the impact of $2.1 million of transaction costs related to the 2013 Acquisitions as of January 1, 2012, and

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

Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income:
Income from continuing operations	$1,029	$1,308	$570	$3,163
Income from discontinued operations	273	238	232	111
Net income available to common shareholders	$1,302	$1,546	$802	$3,274

Basic Earnings Per Common Share:
Weighted Average Common Shares Outstanding	16,958,138	17,166,293	16,896,434	16,885,205

Basic earnings per common share from continuing operations	$0.06	$0.08	$0.03	$0.19
Basic earnings per common share from discontinued operations	0.02	0.01	0.02	—
Basic earnings per common share	$0.08	$0.09	$0.05	$0.19

Diluted Earnings Per Common Share:
Weighted Average Common Shares Outstanding	16,958,138	17,166,293	16,896,434	16,885,205
Effect of Dilutive Securities:
Unvested portion of restricted stock awards	37,235	92,366	123,900	203,255
Warrants to purchase common stock	—	—	—	162,682
Weighted Average Common Shares Outstanding Assuming Dilution	16,995,373	17,258,659	17,020,334	17,251,142

Diluted earnings per common share from continuing operations	$0.06	$0.08	$0.03	$0.18
Diluted earnings per common share from discontinued operations	0.02	0.01	0.02	0.01
Diluted earnings per common share	$0.08	$0.09	$0.05	$0.19

During both the three and nine months ended September 30, 2013, there were 250,813 outstanding stock equivalents that were anti-dilutive and excluded from the computations of diluted earnings per common share. During the three and nine months ended September 30, 2012, there were 73,016 and 1,125 outstanding stock equivalents, respectively, that were anti-dilutive and excluded from the computations of diluted earnings per common share. Excluded from the calculation of both basic and diluted earnings per common share are unvested performance-based and market-based restricted stock awards for which related targets had not been met of 260,157 and 157,042 as of September 30, 2013 and 2012, respectively.

NOTE 5 – INCOME TAXES

The overall effective income tax rate for continuing operations during the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Effective income tax rate	23.3%	42.2%	50.3%	45.0%

The amount of the income tax provision for continuing operations during the three months ended September 30, 2013 and 2012 differs from the statutory federal income tax rate of 35% as follows:

	Three Months Ended September 30,
	2013	2013	2012	2012
	Amount	Percent	Amount	Percent
Tax expense computed at the maximum U.S. statutory rate	$469	35.0%	$792	35.0%

Difference resulting from state income taxes, net of federal income tax benefits	9	0.7%	(71)	-3.1%
Foreign tax rate differences	(115)	-8.6%	(55)	-2.4%
Non-deductible business acquisition costs	—	—	209	9.2%
Non-deductible expenses, other	46	3.4%	24	1.1%
Net change in accrual for uncertain tax positions	47	3.5%	44	1.9%
Impact of change to state blended rate	(144)	-10.7%	—	—
Other, net	—	—	11	0.5%
Total	$312	23.3%	$954	42.2%

The amount of the income tax provision for continuing operations during the nine months ended September 30, 2013 and 2012 differs from the statutory federal income tax rate of 35% as follows:

	Nine Months Ended September 30,
	2013	2013	2012	2012
	Amount	Percent	Amount	Percent
Tax expense computed at the maximum U.S. statutory rate	$402	35.0%	$2,011	35.0%

Difference resulting from state income taxes, net of federal income tax benefits	(15)	-1.3%	166	2.9%
Foreign tax rate differences	(107)	-9.3%	(142)	-2.5%
Non-deductible business acquisition costs	309	26.9%	209	3.6%
Non-deductible expenses, other	37	3.3%	205	3.6%
Net change in accrual for uncertain tax positions	90	7.8%	131	2.3%
Impact of change to state blended rate	(144)	-12.6%	—	—
Other, net	5	0.5%	3	0.1%
Total	$577	50.3%	$2,583	45.0%

As of September 30, 2013, we would need to generate approximately $107.1 million of future financial taxable income to realize our deferred tax assets.

As of September 30, 2013 and December 31, 2012, we provided for a liability of $5.0 million and $4.2 million, respectively, for unrecognized tax benefits related to various federal, foreign and state income tax matters, which was included in long-term deferred tax assets and other long-term liabilities. If recognized, the entire amount of the liability would affect the effective tax rate. As of September 30, 2013, we have accrued approximately $2.3 million in the $5.0 million balance listed above for potential payment of interest and penalties related to uncertain income tax positions.

NOTE 6 – DEBT

As of September 30, 2013, there were $40.0 million of outstanding borrowings on our Revolving Credit Facility, which was recorded as a long-term liability on our consolidated balance sheets as of September 30, 2013. The weighted-average interest rate on these borrowings was 1.96%. Also as of September 30, 2013, we were in compliance with all debt covenants.

The interest rate on letters of credit issued under the revolving letter of credit was 1.25% per annum as of September 30, 2013. We also pay an unused line fee of 0.20%. Should we need to borrow additional amounts against the revolver facility, at any time during the agreement, we would incur an interest rate of LIBOR or a Base Rate, plus in each case, an additional margin based on the Consolidated Total Leverage Ratio, as defined in the Revolving Credit Facility agreement. The Revolving Credit Facility agreement includes additional margin ranges on Base Rate loans between 0.25% and 1.25% and between 1.25% and 2.25% on LIBOR-based loans. As of September 30, 2013, our outstanding letters of credit under the Revolving Credit Facility totaled approximately $9.1 million for our U.S. entities. We also had outstanding letters of credit issued by another financial institution for our non-U.S. entities of $10.6 million. As of September 30, 2013, we had unused commitments of $50.9 million on our Revolving Credit Facility. Our ability to access the maximum amount of availability is dependent upon certain conditions as defined in the Revolving Credit Facility agreement. The Revolving Credit Facility has a maturity date of February 21, 2017.

As of September 30, 2013, we had unamortized deferred financing fees on our Revolving Credit Facility of $0.6 million.

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

Contingencies: On June 28, 2013, we announced a change in senior leadership in our Services Division. We subsequently filed a Form 8-K disclosing anticipated separation costs of approximately $0.5 million pursuant to a Separation Agreement relating to this change in leadership. On July 17, 2013, we rescinded the Separation Agreement and therefore have not accrued any of the previously disclosed separation costs in the condensed consolidated balance sheet and statement of operations as of and for the three and nine months ended September 30, 2013.

NOTE 8 – STOCKHOLDERS’ EQUITY

Dividends: In May 2012, our Board of Directors approved a quarterly cash dividend policy. The terms of our Revolving Credit Facility limit the amount of cash dividends we can pay and such terms are defined in the Revolving Credit Facility agreement. The following table sets forth certain information relating to the Company’s cash dividends declared to common stockholders of the Company during the nine months ended September 30, 2013:

	Dividend Declaration Date	Dividend per Share	Date of Record for Dividend Payment	Dividend Cash Payment Date
Fiscal year 2013:	August 6, 2013	$0.09	September 13, 2013	September 27, 2013
	May 8, 2013	$0.09	June 14, 2013	June 28, 2013
	March 5, 2013	$0.09	March 18, 2013	March 29, 2013

Dividend equivalents equal to the dividends payable on the same number of shares of our common stock were accrued on unvested restricted stock awards. No dividend equivalents are paid on any unvested restricted stock awards that are forfeited prior to the vesting date. Dividend equivalents are paid out in cash at the vesting date on restricted stock awards. A non-cash accrual of $0.1 million for unpaid dividend equivalents for unvested restricted stock awards was included in the accompanying consolidated balance sheet as of September 30, 2013. In addition, accumulated dividend equivalents of $0.1 million were paid upon the vesting and release of restricted stock awards during the nine months ended September 30, 2013.

Stock Repurchase Program: In May 2012, our Board of Directors authorized a program to repurchase up to two million shares of our common stock until the earlier of June 30, 2014 or a determination by the Board of Directors to discontinue the repurchase program. We made no share repurchases of our common stock during the three and nine months ended September 30, 2013 under the repurchase program.

Foreign Currency Translation: Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate during the period. Translation adjustments are accumulated and reported as a component of accumulated other comprehensive income. We had foreign currency translation adjustments resulting in $0.8 million and $0.3 million of unrealized gains during the nine months ended September 30, 2013 and 2012, respectively. Our foreign earnings are considered permanently reinvested and, therefore, we do not have any corresponding deferred taxes for our unremitted earnings.

Stock-Based Compensation: During the nine months ended September 30, 2013, we vested 291,889 shares of stock-based compensation to employees. We granted 102,319 shares of restricted stock awards, subject only to service conditions to employees and directors during the nine months ended September 30, 2013 at a weighted-average fair value price per share of $17.15. These service-based restricted stock awards will vest ratably over three or four years.

We also granted 164,105 restricted stock awards, subject to service and performance conditions during the nine months ended September 30, 2013 at a weighted-average fair value price per share of $16.13. Of these, 91,322 performance-based restricted stock awards vest at the end of a one year performance period subject to multiple target levels of operating income. The remaining 72,783 performance-based restricted stock awards cliff vest at the end of a three year performance period subject to multiple target levels of operating margin. If the minimum target set in the agreement is not met, none of the shares would vest and no compensation expense would be recognized and any previously recognized compensation expense would be reversed. The actual number of shares that will ultimately vest is dependent on achieving fixed thresholds between the minimum and maximum performance condition and ranges between 0% and 200% the number of units originally granted. We recognize stock-based compensation expense related to performance awards based upon our determination of the potential likelihood of achievement of the performance target at each reporting date, net of estimated forfeitures. As of the third quarter of 2013, we determined that it was not probable that we would achieve the performance objective for 76,794 of our one year performance-based shares remaining to vest as of September 30, 2013. As a result, we recorded $0.3 million for the cumulative effect compensation expense reversal during the three months ended September 30, 2013.

We also granted 72,747 market-based restricted stock awards during the nine months ended September 30, 2013 which, in addition to being subject to continuing employment requirements are subject to a market condition in the form of a total shareholder return (“TSR”) modifier. The actual number of shares that cliff vest at the end of the three-year vesting period is determined based on our TSR relative to the Russell 2000 over the related three-year performance period. Depending on the level of achievement, the actual number of shares that vest may range from 0% to 200% of the awards originally granted.

We estimate the fair value of our market-based restricted stock awards on the date of grant using a Monte Carlo simulation valuation model. This pricing model uses multiple simulations to evaluate our probability of achieving various stock price levels to determine our expected TSR performance ranking. Expense is only recorded for the number of market-based restricted stock awards granted, net of estimated forfeitures. The assumptions used to estimate the fair value of market-based restricted stock awards granted during the nine months ended September 30, 2013 were as follows:

Nine Months Ended
September 30, 2013
Expected term (years)	2.76
Expected volatility	36.8%
Expected dividend yield	0.0%
Risk-free interest rate	0.3%
Weighted-average grant date fair value	$21.63

NOTE 9 – OTHER SUPPLEMENTAL INFORMATION

Other current assets consist of the following:

	As of	As of
	September 30,	December 31,
	2013	2012
Prepaid expenses	$1,961	$1,985
VAT receivable	2,150	2,072
Prepaid taxes	965	409
Other receivables	1,018	—
Other	1,510	1,069
Total	$7,604	$5,535

Other long-term assets consist of the following:

	As of	As of
	September 30,	December 31,
	2013	2012
Debt issuance costs, net	$627	$764
Restricted cash	—	109
Other	597	632
Total	$1,224	$1,505

Other current liabilities consist of the following:

	As of	As of
	September 30,	December 31,
	2013	2012
Accrued workers compensation	$2,992	$2,835
Accrued taxes	3,066	1,673
Accrued contract obligation	1,143	1,221
Accrued job reserves	1,386	807
Accrued legal and professional fees	798	1,101
Other	1,737	752
Total	$11,122	$8,389

Other long-term liabilities consist of the following:

	As of	As of
	September 30,	December 31,
	2013	2012
Uncertain tax liabilities	$5,017	$4,180
Other	828	500
Total	$5,845	$4,680

Supplemental cash flow disclosures are as follows:

	Nine Months Ended September 30,
	2013	2012

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for the period for:
Interest	$313	$348

Income taxes, net of refunds	$1,108	$1,624

Net effect of changes in operating activities
Decrease (increase) in accounts receivable	$23,785	$(6,731)
Increase in inventories	(670)	(2,855)
Increase in costs and estimated earnings in excess of billings	(532)	(19,283)
Increase in other current assets	(756)	(528)
Decrease (increase) in other assets	36	(295)
(Decrease) increase in accounts payable	(8,140)	5,743
Increase in accrued and other liabilities	2,758	4,264
Decrease in accrued warranties	(745)	(220)
Decrease in billings in excess of costs and estimated earnings	(5,037)	(924)

Changes in operating assets and liabilities	$10,699	$(20,829)

NOTE 10 – MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

We have certain customers that represent more than 10 percent of consolidated accounts receivable. The balance for these customers as a percentage of the consolidated accounts receivable is as follows:

	As of	As of
	September 30,	December 31,
Customer	2013	2012
General Electric Company	19%	19%
Siemens AG	19%	20%
Exelon	10%	*
Florida Power & Light Company	*	10%

*                          Less than 10%

We have certain customers that represent more than 10 percent of consolidated revenue. The revenue for these customers as a percentage of the consolidated revenue is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2013	2012	2013	2012
Southern Nuclear Operating Company	10%	14%	17%	19%
Tennessee Valley Authority	14%	12%	14%	15%
General Electric Company	19%	15%	16%	13%
Siemens AG	13%	21%	12%	16%
Florida Power & Light Company	*	11%	*	*
All others	44%	27%	41%	37%
Total	100%	100%	100%	100%

*                          Less than 10% of revenue included in All others above

Customers for the Products Division include OEMs, engineering, procurement and construction contractors, owners and operators of oil and gas pipelines, operators of power generation facilities and firms engaged across several process-related industries. Products Division customers include Siemens AG and General Electric Company. Customers for the Services Division are varied, but include some major utility companies within the U.S and owners of petrochemical and industrial gas plants. Our major customers vary over time due to the relative size and duration of our projects and customer outages. Services Division customers include Southern Nuclear Operating Company, Tennessee Valley Authority, Florida Power & Light Company and Exelon.

NOTE 11 – SEGMENT INFORMATION

We follow ASC 280—Segment Reporting, to present segment information. We considered the way our management team, most notably our chief operating decision maker, makes operating decisions and assesses performance and considered which components of our enterprise have discrete financial information available. As management makes decisions using a products and services group focus, our analysis resulted in two reportable segments, the Products Division and the Services Division. The financial results of Hetsco and IBI Power have been included in our Services Division and Products Division as of the acquisition dates, respectively.

The following tables present information about segment income:

	Products Division		Services Division		Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012	2013	2012

Revenue	$54,577	$47,995	$55,421	$63,501	$109,998	$111,496
Depreciation and amortization	1,536	841	799	125	2,335	966
Operating income (loss)	1,671	(977)	41	3,502	1,712	2,525

	Products Division		Services Division		Total
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012

Revenue	$129,401	$113,681	$213,272	$196,955	$342,673	$310,636
Depreciation and amortization	4,023	1,490	1,593	381	5,616	1,871
Operating income (loss)	300	(580)	1,498	7,853	1,798	7,273

The following table presents information, which reconciles segment information to consolidated total assets:

	As of	As of
	September 30,	December 31,
	2013	2012

Assets:
Products	$239,519	$210,961
Services	124,903	98,498
Non allocated corporate headquarters assets	18,307	35,359
Total consolidated assets	$382,729	$344,818

Corporate headquarters assets consist primarily of cash and deferred tax assets.

The following presents the Products Division revenue by geographical region based on our operating locations. Products are often shipped to other geographical areas but revenue is listed in the region in which the revenue is recognized. We have made reclassifications to the product shipped to amounts during the three and nine months ended September 30, 2012 primarily for allocations of sales discounts.

	Three Months Ended September 30,
	2013		2012
	Revenue	Product	Revenue	Product
	Recognized In	Shipped To	Recognized In	Shipped To

United States (1)	$44,698	$24,154	$27,826	$12,787
Middle East	—	10,695	—	24,154
South America	—	8,544	—	830
Asia	115	7,399	441	3,857
Mexico	2,159	3,216	2,919	516
Europe	7,605	155	16,809	3,082
Canada	—	5	—	973
Other	—	409	—	1,796
Total	$54,577	$54,577	$47,995	$47,995

	Nine Months Ended September 30,
	2013		2012
	Revenue	Product	Revenue	Product
	Recognized In	Shipped To	Recognized In	Shipped To

United States (1)	$99,528	$59,203	$64,305	$28,394
Middle East	—	34,375	—	55,794
South America	—	13,537	—	6,383
Asia	715	12,843	856	7,390
Mexico	6,999	3,532	7,889	3,644
Europe	22,159	3,393	40,631	6,940
Canada	—	235	—	2,376
Other	—	2,283	—	2,760
Total	$129,401	$129,401	$113,681	$113,681

(1)                      For certain U.S. parts deliveries that are picked up by our customers, we do not have visibility to the final destinations; and therefore, those shipments are considered to be U.S. shipments.

Our Services Division revenue during the three months ended September 30, 2013 included $55.3 million for U.S. locations and $0.1 million for non-U.S. locations. Our Services Division revenue during the nine months ended September 30, 2013 included $213.0 million for U.S. locations and $0.2 million for non-U.S. locations. During the three and nine months ended September 30, 2012, our Services Division revenue, virtually all of which was derived in the U.S., was $63.5 million and $197.0 million, respectively.

NOTE 12 – SUBSEQUENT EVENT

On November 7, 2013, our Board of Directors declared a cash dividend of $0.09 per share of common stock to the holders of record of our common stock as of the close of business on December 13, 2013 to be paid on or about December 27, 2013.

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

•                  Through our Products Division, we design, engineer and manufacture a comprehensive range of gas and steam turbine auxiliary equipment, control houses and generator enclosures primarily used to enhance the efficiency and facilitate the operation of gas turbine power plants as well as for other industrial, energy and power-related applications.

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

Acquisitions

On July 9, 2013, we acquired IBI, LLC (“IBI Power”), a leading manufacturer of custom power packaging and integration solutions, including control house systems, generator enclosures and industrial tanks.  The addition of IBI Power’s packaged control house solutions broadens our customer base to switchgear original equipment manufacturers and adds backup power and distributed power applications to our products portfolio. The aggregate consideration paid consisted of $17.9 million funded through a combination of cash on hand and a draw on our $100 million credit facility (“Revolving Credit Facility”), subject to working capital adjustments. IBI Power’s financial results have been included in the results of our Products Division as of the acquisition date.

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

The aggregate acquisition price consisted of $33.3 million in cash, subject to final working capital adjustments, which have not been reflected and could be significant. We funded the purchase of the Hetsco acquisition through a combination of cash on hand and draw on our Revolving Credit Facility. The financial results of Hetsco have been included in the results of our Services Division as of the acquisition date.

In the third quarter of 2012, we acquired two businesses (“2012 Acquisitions”) which expanded our products portfolio. The financial results of the 2012 Acquisitions have been included in our Products Division as of their respective acquisition dates.

Business Outlook

Products:

Year-to-date operating results for our Products Division reflect higher shipment volumes compared to the prior year period primarily due to the incremental revenues from the 2012 Acquisitions and the third quarter 2013 IBI Power acquisition offset by unfavorable market trends resulting from a limited number of new gas turbine installations. Gross margins realized during the first nine months of 2013 were stronger than in 2012, primarily due the impact of the 2012 and 2013 products division acquisitions including operational synergies between our IBI Power and Koontz Wagner Custom Controls businesses. This was partially offset by lower as sold margins in our organic products business.

Currently, orders from the oil and gas pipeline infrastructure market are robust and this market has been a source of revenue growth in 2013. We anticipate this trend to continue into 2014. We expect our Products Division 2013 revenue to outperform 2012 revenue as the increase in revenue from our 2012 Acquisitions and our third quarter 2013 IBI Power acquisition will bolster modest growth expected in our organic business. The near-term market in our organic Products business is stabilizing with increasing power generation project opportunities in the Middle East and North America. To offset the decline in gross margins in our Products business, we continue to work with customers to create cost effective solutions and more efficient product offerings. In the long-term, we expect our Products Division to benefit from the forecasted expansion of natural gas as a growing source of worldwide electricity production.

Services:

Within our Services Division, year-to-date revenue was higher as compared to the prior year period which is largely attributable to an increase in outage revenue realized in the first half of 2013 due to both timing and scope as compared to the prior year period and incremental revenue from Hetsco acquired during the second quarter of 2013. Our margins realized in the first nine months of 2013 were weaker than in 2012 due to higher margins realized on capital projects and a favorable insurance retention reserve adjustment in the prior year period.

We expect our Services Division revenue in 2013 to be slightly above 2012 as the increase in revenue from our 2013 Hetsco acquisition will offset otherwise declining revenues from our organic Services business due to challenging market conditions for nuclear services. Within our modification and maintenance services, our customers continue to experience stagnant demand for power as a result of a shift in demand from nuclear to natural gas fueled power due to lower natural gas prices. As a result, U.S. utilities are expected to continue to defer elective maintenance and capital project work at nuclear facilities.

We had project scope on all of the U.S. new and re-start nuclear plant projects during the first nine months of 2013. We anticipate this support to continue at current levels during the fourth quarter of 2013 and into 2014.

In connection with the Fukushima, Japan incident in March 2011, the Nuclear Regulatory Commission has issued preliminary guidance related to certain modifications on the U.S. nuclear fleet, but the timing and scope of such modifications remain uncertain as U.S. utilities evaluate how these preliminary guidelines will apply to their nuclear sites. Fukushima modification projects have begun to materialize and are expected to convert to revenue in 2014.

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

The following table shows our backlog, by division, as of the end of each of the last five quarters ($ in thousands):

	September 30,	June 30,	March 31,	December 31,	September 30,
	2013	2013	2013	2012	2012
Products Backlog	$174,907	$145,307	$130,198	$113,193	$152,385
Services Backlog	233,494	263,557	257,066	280,561	301,916

Total	$408,401	$408,864	$387,264	$393,754	$454,301

Our Products Division backlog as of September 30, 2013 increased by $29.6 million from June 30, 2013 and increased by $22.5 million from September 30, 2012. Excluding the IBI Power acquisition, Products Division backlog increased $14.2 million from June 30, 2013. The increase in backlog since June 30, 2013 was primarily attributable to orders for power generation projects primarily in the U.S. and Asia as well as oil and gas pipeline infrastructure projects in the U.S. Also contributing to the backlog levels are timing of shipments which are expected to increase in the fourth quarter of 2013. Proposals for power generation projects remain steady despite the limited number of new gas turbine installations. While we remain optimistic about the prospects for new natural gas-fired generation projects in the U.S., over 70% of our current backlog is for non-U.S. projects. Bookings destined for U.S., Asian and South American projects increased during the first nine months of 2013. Excluding the effect of the IBI Power acquisition, the ratio of orders booked to orders shipped was 1.2-to-1 during the three months ended September 30, 2013 and 1.3-to-1 during the nine months ended September 30, 2013.

Our Services Division backlog as of September 30, 2013 decreased by $30.1 million from June 30, 2013 and decreased by $68.4 million from September 30, 2012. Excluding the Hetsco acquisition, Services Division backlog decreased $29.8 million from June 30, 2013. The decrease from June 30, 2013 was largely attributable to the completion of projects with limited new orders due to challenging market conditions. Of the $233.5 million in Services Division backlog as of September 30, 2013, we expect an estimated $185.2 million to convert to revenue beyond 2013. The amount of backlog expected to convert beyond 2013 increased from the backlog as of June 30, 2013 primarily due to new projects awarded and project delays. Excluding the effect of the Hetsco acquisition, the ratio of project awards to services rendered was 0.4-to-1 during the three months ended September 30, 2013 and 0.8-to-1 during the nine months ended September 30, 2013.

Results of Operations

Effective as of January 1, 2013, our Board of Directors determined to change from a traditional month-end calendar close cycle to a 4-4-5 calendar close methodology during interim periods. Our fiscal year will continue to end on December 31. Under this methodology, each interim period is comprised of 13 weeks, which includes two 4-week months and one 5-week month, and begins on Monday and ends on Sunday. The 4-4-5 close methodology will change the accounting periods to month-end dates that would be different than the traditional last day of the standard month end. We will label our quarterly information using a calendar convention, that is, first quarter will be labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. This change in methodology aligns our financial calendar to our payroll cycle simplifying our close process. The effects of this practice are modest and only exist within a reporting year. The fiscal closing calendar from 2013 through 2014 is available on our website, ir.globalpower.com/financials.cfm. The reporting periods and applicable reports for the year 2013 are expected to be as follows:

Fiscal Period	Reporting Period	Report to be Filed
First quarter of fiscal 2013	January 1, 2013 to March 31, 2013	Quarterly Report on Form 10-Q
Second quarter of fiscal 2013	April 1, 2013 to June 30, 2013	Quarterly Report on Form 10-Q
Third quarter of fiscal 2013	July 1, 2013 to September 29, 2013	Quarterly Report on Form 10-Q
Fourth quarter of fiscal 2013	September 30, 2013 to December 31, 2013	Annual Report on Form 10-K

Our summary financial results during the three and nine months ended September 30, 2013 and 2012 were as follows ($ in thousands):

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
	2013	2012	$	%	2013	2012	$	%
Products revenue	$54,577	$47,995	$6,582	13.7%	$129,401	$113,681	$15,720	13.8%
Services revenue	55,421	63,501	(8,080)	-12.7%	213,272	196,955	16,317	8.3%

Total revenue	109,998	111,496	(1,498)	-1.3%	342,673	310,636	32,037	10.3%

Cost of products revenue	41,318	39,196	2,122	5.4%	101,623	90,642	10,981	12.1%
Cost of services revenue	47,954	54,171	(6,217)	-11.5%	185,555	168,381	17,174	10.2%

Cost of revenue	89,272	93,367	(4,095)	-4.4%	287,178	259,023	28,155	10.9%
Gross profit	20,726	18,129	2,597	14.3%	55,495	51,613	3,882	7.5%
Gross profit percentage	18.8%	16.3%			16.2%	16.6%

Selling and marketing expenses	2,272	1,587	685	43.2%	6,957	4,577	2,380	52.0%
General and administrative expenses	14,806	13,265	1,541	11.6%	42,172	38,502	3,670	9.5%
Depreciation and amortization expense (1)	1,936	752	1,184	157.4%	4,568	1,261	3,307	262.3%

Total operating expenses	19,014	15,604	3,410	21.9%	53,697	44,340	9,357	21.1%

Operating income	1,712	2,525	(813)	-32.2%	1,798	7,273	(5,475)	-75.3%

Interest expense, net	207	94	113	120.2%	483	1,365	(882)	-64.6%
Other expense, net	164	169	(5)	-3.0%	168	162	6	3.7%

Income from continuing operations before income tax	1,341	2,262	(921)	-40.7%	1,147	5,746	(4,599)	-80.0%

Income tax expense	312	954	(642)	-67.3%	577	2,583	(2,006)	-77.7%

Income from continuing operations	1,029	1,308	(279)	-21.3%	570	3,163	(2,593)	-82.0%

Discontinued operations:
Income from discontinued operations, net of tax	273	238	35	14.7%	232	111	121	109.0%

Net income	$1,302	$1,546	$(244)	-15.8%	$802	$3,274	$(2,472)	-75.5%

(1)                          Excludes depreciation and amortization expense for the three months ended September 30, 2013 and 2012 of $399 and $214 included in cost of revenue, respectively. Excludes depreciation and amortization expense for the nine months ended September 30, 2013 and 2012 of $1,048 and $610 included in cost of revenue, respectively.

Revenue

($ in thousands)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2013	2012	$	%	2013	2012	$	%
Products revenue	$54,577	$47,995	$6,582	13.7%	$129,401	$113,681	$15,720	13.8%
Services revenue	55,421	63,501	(8,080)	-12.7%	213,272	196,955	16,317	8.3%

Total	$109,998	$111,496	$(1,498)	-1.3%	$342,673	$310,636	$32,037	10.3%

Products Revenue.

The composition of our Products Division revenue varies from period to period based on our product mix, the strength of various geographic markets we serve and our ability to address those markets. The geographic dispersion of where products were shipped during the three and nine months ended September 30, 2013 and 2012 was as follows ($ in thousands):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2013	2012	$	%	2013	2012	$	%
United States (1)	$24,154	$12,787	$11,367	88.9%	$59,203	$28,394	$30,809	108.5%
Middle East	10,695	24,154	(13,459)	-55.7%	34,375	55,794	(21,419)	-38.4%
South America	8,544	830	7,714	929.4%	13,537	6,383	7,154	112.1%
Asia	7,399	3,857	3,542	91.8%	12,843	7,390	5,453	73.8%
Mexico	3,216	516	2,700	523.3%	3,532	3,644	(112)	-3.1%
Europe	155	3,082	(2,927)	-95.0%	3,393	6,940	(3,547)	-51.1%
Canada	5	973	(968)	-99.5%	235	2,376	(2,141)	-90.1%
Other	409	1,796	(1,387)	-77.2%	2,283	2,760	(477)	-17.3%

Total	$54,577	$47,995	$6,582	13.7%	$129,401	$113,681	$15,720	13.8%

(1)                      For certain U.S. parts deliveries that are picked up by our customers, we do not have visibility to the final destinations; and therefore, those shipments are considered to be U.S. shipments.

The increase in Products Division revenue during the three months ended September 30, 2013 of $6.6 million compared to the corresponding period in 2012, was primarily due to $9.4 million of incremental revenue associated with the IBI Power acquisition. This increase was partially offset by a reduction in shipments from the organic products businesses due to unfavorable market trends resulting from a limited number of new gas turbine installations. The incremental revenue from the IBI Power acquisition was comprised of energy infrastructure projects and generator enclosure installations in the U.S.

The increase in Products Division revenue during the nine months ended September 30, 2013 of $15.7 million compared to the corresponding period in 2012, was primarily due to $29.1 million of incremental revenue associated with the 2012 Acquisitions and IBI Power acquisition. This increase was partially offset by a reduction in shipments from the organic products businesses due to unfavorable market trends resulting from a limited number of new gas turbine installations. The incremental revenue from the 2012 Acquisitions and IBI Power acquisition was comprised of energy infrastructure projects, aftermarket parts and generator enclosure installations in the U.S.

Services Revenue.

The composition of our Services Division revenue varies from period to period based on contract mix (fixed price versus cost plus and capital versus maintenance) and the number and scope of outages under our evergreen maintenance contracts. The decrease in Services Division revenue of $8.1 million during the three months ended September 30, 2013 compared to the same period in 2012, primarily resulted from a decrease in capital project work and scope of outage work in 2013 offset by incremental revenue of $3.7 million associated with the Hetsco acquisition and increased scope on maintenance projects during the third quarter of 2013.

The increase in Services Division revenue of $16.3 million during the nine months ended September 30, 2013 compared to the same period in 2012, primarily resulted from an increase in the scope of 2013 outage work and one additional outage for the year to date period. Also contributing to the increase was incremental revenue of $6.9 million associated with the Hetsco acquisition during the second and third quarters of 2013. These increases were partially offset by a decrease in capital project work in 2013.

Gross Profit / Margin %

($ in thousands)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2013	2012	$	%	2013	2012	$	%
Gross Profit - Products	$13,259	$8,799	$4,460	50.7%	$27,778	$23,039	$4,739	20.6%
Gross Margin %	24.3%	18.3%			21.5%	20.3%

Gross Profit - Services	$7,467	$9,330	$(1,863)	-20.0%	$27,717	$28,574	$(857)	-3.0%
Gross Margin %	13.5%	14.7%			13.0%	14.5%

Total Gross Profit	$20,726	$18,129	$2,597	14.3%	$55,495	$51,613	$3,882	7.5%

Gross Margin %	18.8%	16.3%			16.2%	16.6%

Products.

The increase in Products Division gross profit during the three months ended September 30, 2013 of $4.5 million compared to the corresponding period in 2012 was primarily due to $5.3 million of incremental gross profit related to the 2012 Acquisitions and IBI Power acquisition in the third quarter of 2013. Also impacting the increase was a higher quarterly gross profit percentage in our organic products businesses which contributed approximately $1.0 million of gross profit during the quarter and was impacted by a mix of productivity enhancements and cost controls including favorable job close outs.  The effect of the increase in gross profit dollars was partially offset by lower revenue in our organic products businesses which impacted gross profit by $2.1 million.

The increase in Products Division gross profit during the nine months ended September 30, 2013 of $4.7 million compared to the corresponding period in 2012 was primarily due to $9.2 million of incremental gross profit related to the 2012 Acquisitions and IBI Power acquisition in the third quarter of 2013. The effect of the increase in gross profit dollars was partially offset by lower revenue in our organic products businesses, which impacted gross profit by $4.6 million.

Services.

The decrease in Services Division gross profit during the three months ended September 30, 2013 of $1.9 million compared to the corresponding period in 2012, was primarily due to the decrease in our organic Services Division revenue which impacted gross profit by $1.7 million and the decrease in our organic Services Division gross margin percentage. The decrease in the organic Services Division gross margin percentage was impacted by a $1.1 million favorable insurance retention reserve adjustment recognized in 2012 that did not recur during 2013 and unfavorable mix with more maintenance work and fewer capital projects in 2013. The decrease in gross profit was partially offset by incremental gross profit of $1.1 million generated from Hetsco operations in the third quarter of 2013.

The decrease in Services Division gross profit during the nine months ended September 30, 2013 of $0.9 million compared to the corresponding period in 2012, was primarily due to the decrease in our organic Services Division gross margin percentage, which impacted gross profit dollars by approximately $4.2 million. The decrease in gross margin percentage was primarily due to higher margins realized on two capital projects and a $1.1 million favorable insurance retention reserve adjustment recognized in 2012 that did not recur during 2013. These decreases were partially offset by incremental gross profit of $2.0 million related to the acquisition of Hetsco in the second quarter of 2013. Additionally, our organic Services Division revenue increase contributed $1.4 million of additional gross profit.

Selling and Marketing Expenses

($ in thousands)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2013	2012	$	%	2013	2012	$	%
Selling and marketing expenses	$2,272	$1,587	$685	43.2%	$6,957	$4,577	$2,380	52.0%

Selling and marketing expenses include costs associated with selling and marketing our products and services. Major components of these costs are personnel, sales commissions, sales promotion, advertising, literature, bidding, estimating and trade shows.

Selling and marketing expenses increased by $0.7 million during the three months ended September 30, 2013 as compared to the corresponding period in 2012, resulting from incremental expenses of $0.1 million from the Hetsco and IBI Power Acquisitions (together, the “2013 Acquisitions”) and $0.2 million due to the establishment of our global commercial leadership team as part of our growth strategy. The remainder of the increase was primarily due to increased efforts for bid and proposal activity in our organic businesses.

Selling and marketing expenses increased by $2.4 million during the nine months ended September 30, 2013 as compared to the corresponding period in 2012, resulting from incremental expenses of $0.6 million from the 2012 Acquisitions, $0.2 million from the 2013 Acquisitions and $0.8 million due to the establishment of our global commercial leadership team as part of our growth strategy. The remainder of the increase was primarily due to increased efforts for bid and proposal activity in our organic businesses.

General and Administrative Expenses

($ in thousands)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2013	2012	$	%	2013	2012	$	%
General and administrative expenses	$14,806	$13,265	$1,541	11.6%	$42,172	$38,502	$3,670	9.5%

General and administrative costs primarily include the compensation and benefits for executive, finance, accounting, information technology, facilities and human resources personnel, as well as insurance expenses, legal and professional fees, facility costs, utility expense and other general expenses.

General and administrative expenses, excluding acquisition and integration costs, increased by $1.9 million during the three months ended September 30, 2013 as compared to the corresponding period in 2012, resulting primarily from $2.7 million of incremental normal operating expenditures from the acquisitions in 2013 and 2012 and $1.4 million of costs related to our realignment efforts and strategic investments in personnel and professional fees for our growth strategy. These increases were partially offset by $0.9 million of reduced stock and other incentive compensation expense and $1.1 million of lower legal and professional fees. Also contributing to the decrease in 2013 were expenses related to the enterprise resource planning (“ERP”) system implementation within our Products Division that did not occur during the three months ended September 30, 2013. Total acquisition and integration costs were $2.0 million and $2.4 million for the three months ended September 30, 2013 and 2012, respectively.

General and administrative expenses, excluding acquisition and integration costs, increased by $2.1 million during the nine months ended September 30, 2013 as compared to the corresponding period in 2012, resulting primarily from $5.3 million of incremental normal operating expenditures from the 2013 Acquisitions and the 2012 Acquisitions. Also contributing to the increase was $3.2 million of costs related to our realignment efforts and strategic investments in personnel and professional fees for our growth strategy. These increases were partially offset by $3.5 million of reduced stock and other incentive compensation expense and $2.0 million of lower legal and professional fees. The remainder of the decrease was primarily due to higher costs incurred during the nine months ended September 30, 2012 for CEO transition costs of $0.8 million and expenses related to the ERP system implementation within our Products Division that did not occur during the nine months ended September 30, 2013. Total acquisition and integration costs were $4.2 million and $2.6 million for the nine months ended September 30, 2013 and 2012, respectively.

Depreciation and Amortization Expense

($ in thousands)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2013	2012	$	%	2013	2012	$	%
Depreciation and amortization expense	$1,936	$752	$1,184	157.4%	$4,568	$1,261	$3,307	262.3%

Depreciation and amortization expense consists primarily of depreciation of fixed assets and amortization of definite-lived intangible assets and excludes amounts included in cost of revenue. Depreciation and amortization expense increased by $1.2 million and $3.3 million during the three and nine months ended September 30, 2013, respectively, as compared to the corresponding periods in 2012. The increases primarily related to $0.9 million and $2.5 million of additional amortization expense during the three and nine months ended September 30, 2013, respectively, related to intangibles acquired from the 2012 Acquisitions and the 2013 Acquisitions. The remainder of the increase was due to additional depreciation expense from fixed asset purchases in our organic businesses that occurred after September 30, 2012 as well as $0.1 million of incremental depreciation expense from the 2012 Acquisitions and the 2013 Acquisitions during both the three and nine months ended September 30, 2013.

Operating Income (Loss)

($ in thousands)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2013	2012	$	%	2013	2012	$	%
Operating Income (Loss) - Products	$1,671	$(977)	$2,648	-271.0%	$300	$(580)	$880	-151.7%
Operating Income - Services	41	3,502	(3,461)	-98.8%	1,498	7,853	(6,355)	-80.9%

Total	$1,712	$2,525	$(813)	-32.2%	$1,798	$7,273	$(5,475)	-75.3%

Products.

Products Division operating income of $1.7 million during the three months ended September 30, 2013 increased $2.7 million compared to an operating loss of $1.0 million during the corresponding period in 2012. The increase in the operating income was mainly attributable to increased gross profit of $4.5 million primarily due to higher revenue during the period. Also impacting the change was a $0.4 million lower allocation of corporate headquarters costs, which was impacted by decreases in incentive compensation and legal and professional fees. These decreases in operating loss were partially offset by a $2.1 million increase in operating expenses mainly due to incremental costs associated with 2013 IBI Power acquisition, which included due diligence, transaction and integration costs.

Products Division operating income of $0.3 million during the nine months ended September 30, 2013 increased $0.9 million compared to an operating loss of $0.6 million during the corresponding period in 2012. The increase in the operating income was mainly attributable to increased gross profit of $4.7 million due to factors as discussed above. Also impacting the change was a $1.1 million lower allocation of corporate headquarters costs, which was impacted by decreases in incentive compensation and legal and professional fees. These decreases in operating loss were partially offset by a $4.9 million increase in operating expenses mainly due to incremental costs associated with 2013 IBI Power acquisition, which included due diligence, transaction and integration costs.

Services.

Services Division operating income of less than $0.1 million during the three months ended September 30, 2013 decreased $3.5 million or 98.9% compared to operating income of $3.5 million during the corresponding period in 2012. The decrease in operating income was primarily due to a $2.2 million increase in operating expenses and a decrease in gross profit of $1.9 million primarily due to lower revenue and lower gross margin percentage in our organic Services business. The increase in operating expenses was primarily due to $2.0 million incremental expenses associated with the Hetsco acquisition including integration costs and a $0.1 million increase within the organic Services business. Offsetting the increase in operating expenses was a $0.5 million lower allocation of corporate headquarters costs, which was impacted by decreases in incentive compensation and legal and professional fees.

Services Division operating income of $1.5 million during the nine months ended September 30, 2013 decreased $6.4 million or 80.9% compared to operating income of $7.9 million during the corresponding period in 2012. The decrease in operating income was primarily due to $5.1 million of higher operating expenses mainly from incremental expenses associated with the Hetsco acquisition including due diligence, transaction and integration costs associated with the Hetsco acquisition as well as recurring Hetsco operating costs. Also impacting the decrease was a reduction in gross profit of $0.9 million due to factors discussed above. Further impacting the decrease was $0.5 million of higher allocated corporate headquarters costs from strategic investments in personnel and professional fees for our growth strategy offset by lower stock compensation expense and incentive compensation expense.

Interest Expense, net

($ in thousands)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2013	2012	$	%	2013	2012	$	%
Interest expense, net	$207	$94	$113	120.2%	$483	$1,365	$(882)	-64.6%

Interest expense, net consists of interest on outstanding letters of credit, interest on our unused commitment and amortization of debt issuance costs offset by interest income earned on cash balances.

Interest expense, net increased $0.1 million during the three months ended September 30, 2013, compared to the corresponding period in 2012. The increase was primarily attributable to interest expense related to borrowings on the Revolving Credit Facility during the second and third quarters of 2013 to fund the 2013 Acquisitions as well as working capital needs. There were no borrowings during the third quarter of 2012.

Interest expense, net decreased $0.9 million during the nine months ended September 30, 2013, compared to the corresponding period in 2012. The decrease was primarily attributable to extinguishing our previous credit facility, resulting in a $1.1 million charge to write-off the remaining portion of unamortized debt issuance costs during the nine months ended September 30, 2012.

Income Tax Expense

($ in thousands)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2013	2012	$	%	2013	2012	$	%
Income tax expense	$312	$954	$(642)	-67.3%	$577	$2,583	$(2,006)	-77.7%

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

During the three months ended September 30, 2013, we recorded income tax expense of $0.3 million, or 23.3% of pretax income, compared to $1.0 million of income tax expense, or 42.2% of pretax income, in the same period for 2012. The decrease in our effective tax rate was primarily due to decreases to our state blended rate during the quarter and increases in foreign pretax income taxed at lower effective rates. The effective tax rate in both periods differs from the statutory rate due to U.S. state income taxes, non-deductible expenses and changes in uncertain tax benefit positions.

During the nine months ended September 30, 2013, we recorded income tax expense of $0.6 million, or 50.3% of pretax income, compared to $2.6 million of income tax expense, or 45.0% of pretax income, in the same period for 2012. The increase in our effective tax rate was primarily due to $0.3 million of permanent, discrete non-deductible acquisition expenses during the nine months ended September 30, 2013. Excluding the effect of the non-deductible acquisition expenses recognized in the second quarter of 2013, our tax rate for the nine months ended September 30, 2013 would have been 23.4%, which is less than the statutory rate primarily due to foreign tax rate differences and the impact of changes to the state blended rate. The effective tax rate in both periods differs from the statutory rate due to U.S. state income taxes, non-deductible expenses and changes in uncertain tax benefit positions.

As of September 30, 2013, we would need to generate approximately $107.1 million of future financial taxable income to realize our deferred tax assets.

Under the Financial Accounting Standard Board (“FASB”) Accounting Standards Codification Topic 740–Income Taxes (“ASC 740”), FASB requires companies to assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available positive and negative evidence, and utilizing a “more likely than not” standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company’s current or previous operating history are given more weight than its future outlook, although we do consider future taxable income projections, ongoing tax planning strategies and the limitation on the use of carryforward losses in determining valuation allowance needs.

We establish valuation allowances for our deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on the company’s future strategy, its recent utilization of net operating loss carryforwards, the scheduled reversal of deferred tax liabilities, historical operating income, projected future taxable income, and projected foreign source income, it is reasonably possible that certain foreign tax credit valuation allowances may be released in the near term in accordance with ASC 740. The potential range of foreign tax credit valuation allowance releases are projected to be between $4.0 million and $5.0 million.

Income from Discontinued Operations, Net of Tax

($ in thousands)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2013	2012	$	%	2013	2012	$	%
Income from discontinued operations, net of tax	$273	$238	$35	14.7%	$232	$111	$121	109.0%

Income from discontinued operations during the three and nine months ended September 30, 2013 and 2012 were fully comprised of the Deltak business unit, divested on August 31, 2011. This income consisted primarily of releases of warranty reserves due to expired warranties, partially offset by trailing costs from in process contracts for warranty, insurance and legal expenses.

Liquidity and Capital Resources

Overview

As of September 30, 2013, our unrestricted cash and cash equivalents totaled $32.3 million, comprised of $4.1 million of U.S. cash and $28.3 million of non-U.S. cash. The increase in unrestricted cash and cash equivalents of approximately $0.4 million from December 31, 2012, was impacted by the following activity:

•                  We spent $50.3 million, net, and borrowed a net $30.0 million of cash to fund the 2013 Acquisitions, subject to final working capital adjustments.

•                  We received $10.7 million of cash from working capital in 2013 as compared to $20.8 million spent in 2012.

•                  We borrowed an additional $10.0 million of cash to fund working capital needs in the third quarter of 2013 as compared to no borrowings in 2012 during the same period.

•                  We spent $4.7 million of cash on dividends compared to $3.1 million in 2012.

In addition to our unrestricted cash and cash equivalents, the amount available under our Revolving Credit Facility as of September 30, 2013 was $50.9 million. Our ability to access the maximum amount of availability is dependent upon certain conditions as defined in the Revolving Credit Facility agreement.

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

Included in our total unrestricted cash and cash equivalents was approximately $28.3 million maintained in our non-U.S. operations and subsidiaries. In general, these resources are not available to fund our U.S. operations unless the funds are repatriated to the U.S., which would expose us to taxes we presently have not accrued in our results of operations. We presently have no plans to repatriate offshore earnings and profits to the U.S. as we believe the liquidity generated by our U.S. operations and our unused borrowing capacity are sufficient to meet the cash requirements of our U.S. operations. Currently, we would only plan on repatriating part or all of the foreign cash when it would be tax efficient and in the event of a domestic capital need.

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

Dividend and Stock Repurchases

In May 2012, our Board of Directors approved a dividend policy related to our common stock. The dividends declared and paid during each of the first, second and third quarters of 2013 were $0.09 per share or $1.5 million. We anticipate the cash used for future dividends and the repurchase program will come from current U.S. cash and from cash generated from U.S. operating activities. The timing and amounts of any future dividends are subject to determination and approval by our Board of Directors.

Since May 2012, we have had a share repurchase program to repurchase up to two million shares of our common stock until the earlier of June 30, 2014 or a determination by the Board of Directors to discontinue the repurchase program. The repurchase program does not obligate us to acquire any specific number of shares. During the nine months ended September 30, 2013, we made no share repurchases under the repurchase program. As of September 30, 2013, we had 1,578,269 shares remaining to be repurchased under the current authorization.

Changes in cash and cash equivalents during the nine months ended September 30, 2013 and 2012 were as follows ($ in thousands):

	Nine Months Ended September 30,
	2013	2012
Statement of cash flow data:
Cash flows provided by (used in):
Operating activities	$19,796	$(10,644)
Investing activities	(53,926)	(47,361)
Financing activities	33,790	(7,725)
Effect of exchange rate changes on cash	731	(30)

Change in cash and cash equivalents	$391	$(65,760)

2013 as compared to 2012

Operating Activities

Cash flows provided by operating activities during the nine months ended September 30, 2013 was $19.8 million and was primarily impacted by the following:

•                  Net income of $0.8 million, adjusted by non-cash expenses of $3.4 million for stock-based compensation and $5.6 million of depreciation and amortization on plant, property and equipment and intangible assets. This was partially offset by a $0.9 million increase in net deferred income taxes.

•                  Net accounts receivable decreased by $23.8 million increasing operating cash flows. This change included decreases in accounts receivable of approximately $11.0 million and $12.8 million from our Products and Services Divisions, respectively. This change was primarily driven by the large volume of projects collected during the period that were billed in prior periods.

•                  A decrease in cash of $0.7 million due to higher on-hand inventory levels and a higher level of project activity in the Products Division.

•                  A decrease in cash due to a total of $5.6 million of additional working capital deployed (the sum of the changes in costs and estimated earnings in excess of billings and billings in excess of costs and estimated earnings) as compared to jobs in progress as of December 31, 2012. This change was primarily driven by a higher level of project activity during 2013 in our Products Division, partially offset by the timing of billings in our Services Division.

•                  A decrease in cash from accounts payable of $8.1 million from both our Products Division and our Services Division as payables declined from December 31, 2012 related to the large volume of projects completed during the period.

•                  An increase in cash of $2.8 million for accrued and other liabilities primarily due to month-end payroll cut off dates.

•                  A decrease in cash of $0.7 million for accrued warranties primarily due to settlement and expiration of warranties in the Products Division and our discontinued operation.

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

Investing Activities

Cash flows used in investing activities of $53.9 million during the nine months ended September 30, 2013 consisted primarily of $50.3 million of net cash paid for the 2013 Acquisitions, subject to final working capital adjustments, and $3.9 million of purchases of property, plant and equipment.

Cash flows used in investing activities of $47.4 million during the nine months ended September 30, 2012 consisted primarily of $44.1 million of cash paid for the 2012 Acquisitions.

Financing Activities

Cash flows provided by financing activities of $33.8 million during the nine months ended September 30, 2013 consisted primarily of $40.0 million of net cash proceeds from borrowings on our Revolving Credit Facility offset by cash expenditures of $4.7 million related to cash dividends paid in the first nine months of 2013 and $1.5 million of cash paid for the repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation.

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

Effect of Exchange Rate Changes on Cash

Exchange rate changes had a positive $0.7 million impact on cash during the nine months ended September 30, 2013 primarily due to the Euro strengthening against the U.S. Dollar from December 31, 2012 to September 30, 2013. The exchange rate changes on cash had a de minimus impact during the nine months ended September 30, 2012.

Discontinued Operations, Net of Tax

Cash flows used in discontinued operations operating activities were $0.2 million and $0.3 million during the nine months ended September 30, 2013 and 2012, respectively.

Financing

Credit Facility. Our Revolving Credit Facility allows for borrowings up to $100.0 million, with an accordion feature for up to $50 million of additional borrowing capacity. The facility has a letter of credit sublimit of $75 million and provides access to multi-currency funds. The Revolving Credit Facility has a maturity date of February 21, 2017. As of September 30, 2013, we had $40.0 million of debt outstanding and we were in compliance with all financial and other covenants under the Revolving Credit Facility.

The Revolving Credit Facility, while structured to support strategic growth initiatives and provide flexibility regarding return on capital alternatives, includes affirmative and negative covenants, including customary limitations on securing additional debt and liens and restrictions on transactions and payments as well as the following two financial covenants:

•                  Our maximum consolidated leverage ratio cannot exceed specified limits. For these purposes, our consolidated leverage ratio on any date is the ratio of our consolidated funded indebtedness to our consolidated EBITDA for the four most recent quarters. We define EBITDA as net income (loss) plus interest expense, net of interest income, income taxes, depreciation and amortization, and non-cash stock compensation expense.

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

As of September 30, 2013, we had a contingent liability for issued and outstanding stand-by letters of credit, generally issued to secure performance on customer contracts. The balance of letters of credit totaled approximately $9.1 million for the U.S. entities and $10.6 million for non-U.S. entities as of September 30, 2013. Currently, there are no amounts drawn upon these letters of credit. In addition, as of September 30, 2013, we had outstanding surety bonds on projects of approximately $36.8 million. Our subsidiaries provide financial guarantees for certain contractual obligations in the ordinary course of business. As of September 30, 2013, we had $19.7 million of subsidiary company financial guarantees outstanding.

Critical Accounting Policies

Our condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. Preparation of these statements requires management to make judgments and estimates. Item 7 of Part II of our Annual Report on Form 10-K, filed with the SEC on March 7, 2013, addressed the accounting policies and related estimates that we believed were the most critical to understanding our consolidated financial statements, financial condition and results of operations and those that require management judgment and assumptions, or involve uncertainties. We did not have a significant change to the application of our critical accounting policies and estimates during the first nine months of 2013. The following section provides certain information with respect to our critical accounting policies as of the close or our most recent quarterly period.

Goodwill: During the three months ended September 30, 2013, we changed our annual impairment testing date from December 31 to the first day of the fourth quarter, which we label as October 1. The change in testing date for goodwill is a change in accounting principle, which we believe is preferable as the new date of the assessment, while remaining in the fourth quarter, better aligns the timing of our budgeting process with this test, as the impairment test is dependent on the results of the budgeting process, and provides additional time prior to our year-end to complete the goodwill impairment testing and report the results in our Annual Report on Form 10-K. The change in the assessment date does not delay, accelerate or avoid a potential impairment charge. We have determined that it is impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of each October 1of prior reporting periods without the use of hindsight. As such, we have prospectively applied the change in annual goodwill impairment test date as of the first day of the fourth quarter of 2013.

In 2012, the FASB issued Accounting Standards Update 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” which provides entities with the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If the entity concludes that it is more likely than not that the asset is impaired, it is required to determine the fair value of the intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value in accordance with Topic 350. If the entity concludes otherwise, no further quantitative assessment is required. We expect to adopt this during our fourth quarter 2013 annual impairment test for goodwill and other indefinite lived intangible assets.  However, we plan to continue to use a quantitative approach in the 2013 annual impairment test.  The adoption of this new rule is not expected to impact our financial statements.

Contractual Obligations

There have been no material changes to the table of contractual obligations presented in our Annual Report on Form 10-K, filed with the SEC on March 7, 2013; however, we did incur new facility lease obligations associated with our 2013 Acquisitions.

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk.

We may be exposed to market risk through changes in interest rates and foreign currency exchange fluctuations. We have established policies to monitor and control these market risks.

Foreign Exchange Rate Risk. We operate in a number of non-U.S. areas and are involved in transactions denominated in currencies other than the U.S. dollar, which exposes us to foreign currency exchange rate risk. We have from time-to-time used derivative instruments to hedge our foreign currency transactions. We did not enter into any such instruments as of or during the three months ended September 30, 2013. We do not hold or issue foreign currency forward contracts, option contracts or other derivative financial instruments for speculative purposes.

Interest Rate Risk. Our primary market risk exposure is volatility of interest rates, primarily in the U.S. We have from time-to-time used a combination of fixed and floating rate debt and interest rate swap agreements to manage our interest rates. We did not enter into any such instruments as of or during the three months ended September 30, 2013. We are subject to interest rate changes on our London Interbank Offered Rate (“LIBOR”) -based variable interest under our Revolving Credit Facility.

Interest Rate Sensitivity. Based on the $40.0 million of outstanding borrowings as of September 30, 2013, a 50 basis point fluctuation in short-term interest rates would have a $0.2 million impact on our expected pre-tax income on an annual basis.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

During the second and third quarters of 2013, we acquired Hetsco and IBI Power, (see Note 3 – Acquisitions), which represented 17.3% of our total assets as of September 30, 2013. We are in the process of fully integrating Hetsco and IBI Power into our internal controls over financial reporting and, in reliance on interpretive guidance issued by the SEC staff, disclosure of changes in internal control over financial reporting related to Hetsco and IBI Power have been excluded. Otherwise, there was no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There have been no unregistered sales of equity securities during the period covered by this Form 10-Q.

Issuer Purchases of Equity Securities

The following table presents information regarding our repurchases of shares of our common stock on a monthly basis during the third quarter of 2013.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan (2)
July 1, 2013 – July 28, 2013	—	$—	—	1,578,269
July 29, 2013 – August 25, 2013	—	$—	—	1,578,269
August 26, 2013 – September 29, 2013	650	$18.13	—	1,578,269
Total	650	$18.13	—	1,578,269

(1)                      Total number of shares purchased during the third quarter of 2013 were not purchased pursuant to a publicly announced plan, but were surrendered to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock awards issued to employees under our stockholders-approved long-term incentive plan.

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

Item 3.                          Defaults Upon Senior Securities.

None.

Item 4.                          Mine Safety Disclosures.

Not applicable.

Item 5.                          Other Information.

None.

Item 6.                          Exhibits.

Exhibit	Description

18.1	BDO USA, LLP Preferability Letter.

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL POWER EQUIPMENT GROUP INC.

Date: November 7, 2013

	By:	/s/ David L. Willis
David L. Willis,
Senior Vice President and Chief Financial Officer As a duly authorized officer of the Registrant and as principal accounting officer.