Form 10-K
period 2013-12-31
GLOBAL POWER EQUIPMENT GROUP INC.
filed 2014-03-17
CIK 1136294

Use these links to rapidly review the document

Global Power Equipment Group Inc. and Subsidiaries Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
Commission File No. 001-16501

Global Power Equipment Group Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	73-1541378 (I.R.S. Employer Identification No.)

400 E. Las Colinas Blvd., Suite 400
Irving, TX 75039
(Address of registrant's principal executive offices and zip code)
Registrant's telephone number, including area code: (214) 574-2700
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

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

           Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

           Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

           Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

           As of June 30, 2013, the last business day of the registrant's most recently completed second fiscal quarter, 16,279,955 shares of our publicly traded common stock held by non-affiliates were outstanding with an aggregate market value of approximately $262 million (based upon the closing price on the NASDAQ Stock Market on June 30, 2013 of $16.12 per share).

           Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐

           As of March 12, 2014, there were 17,063,000 shares of common stock of Global Power Equipment Group Inc. outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the registrant's Proxy Statement for the registrant's 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of the Form 10-K to the extent stated herein. The Proxy Statement or an amended report on Form 10-K will be filed within 120 days of the registrant's year ended December 31, 2013.

        Statements we make in this Annual Report on Form 10-K that express a belief, expectation or intention or otherwise are not limited to recounting historical facts are forward-looking statements. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those noted under the headings "Cautionary Statement Regarding Forward Looking Statements" and "Risk Factors" in Items 1 and 1A of this Annual Report on Form 10-K.

Cautionary Statement Regarding Forward-Looking Statements

        This Annual Report on Form 10-K and its exhibits contain or incorporate by reference various forward-looking statements that express a belief, expectation or intention or are otherwise not statements of historical fact. Forward-looking statements generally use forward-looking words, such as "may," "will," "could," "project," "believe," "anticipate," "expect," "estimate," "continue," "potential," "plan," "forecast" and other words that convey the uncertainty of future events or outcomes. Forward-looking statements include information concerning possible or assumed future results of our operations, including the following:

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

        In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above, as well as those discussed under "Item 1A—Risk Factors" in this Annual Report on Form 10-K. Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise and we caution you not to rely upon them unduly.

Part I

Item 1.    Business.

  Overview

        Global Power Equipment Group Inc. ("Global Power," "we," "us," "our," or "the Company") is a comprehensive provider of customer-engineered equipment, and modification and maintenance services for customers in the power generation, oil & gas, natural gas, infrastructure and process and industrial markets. Our customers are in and outside the United States ("U.S.") in both developed and emerging economies.

        We design, engineer and manufacture a comprehensive range of gas and steam turbine auxiliary products, control houses and generator enclosures primarily used to enhance the efficiency and facilitate the operation of gas turbine power plants, sub-base and stand-alone tanks meeting UL listings UL142, UL2085 and ULC-S 601 and for other industrial, energy and power-related applications. With a strong competitive position in our product lines due to our technology, skilled work force and experience, we benefit from a large installed base of equipment throughout the world.

        We provide on-site specialty modification and maintenance services, outage management, facility upgrade services, specialty repair, brazed aluminum heat exchanger repair and maintenance, and other industrial and safety services to nuclear, fossil-fuel, industrial gas, and liquefied natural gas, petrochemical and other industrial operations in the U.S. We have the capability to combine our services and equipment resources to offer turn-key solutions for aftermarket repair applications for the North American gas turbine power generation, process and cogeneration markets.

        Through predecessor entities, we have over 50 years of experience providing custom engineered products that are critical for the operation of gas turbine power plants and more than 32 years of experience providing complex outage shutdown services to operators of nuclear power plants, and other industrial maintenance services.

        We use the Braden, Consolidated Fabricators, Williams, Koontz-Wagner, IBI Power, TOG Manufacturing and Hetsco trade names and the logos for each of those businesses and for Global Power. These trade names and logos are the property of Global Power. Product names and company programs appearing throughout this Annual Report on Form 10-K in italics are trademarks of Global Power. This Annual Report on Form 10-K also may refer to brand names, trademarks, service marks and trade names of other companies and organizations, and these brand names, trademarks, service marks and trade names are the property of their respective owners.

        Global Power and all of its then U.S. subsidiaries filed voluntary Chapter 11 petitions under the U.S. Bankruptcy Code on September 28, 2006. We successfully exited Chapter 11 on January 22, 2008 pursuant to an approved Plan of Reorganization. The Company relisted on the NASDAQ stock exchange on August 10, 2010. For discussion regarding our emergence from bankruptcy, see below in this Item 1 under the heading "Corporate History."

  Segments

        In 2013, we realigned our operations into three reportable segments: Product Solutions, Nuclear Services and Energy Services.

  •
  Our Product Solutions segment is comprised of two primary product categories: Electrical Solutions and Auxiliary Products.

  •
  The Electrical Solutions product category is comprised of Koontz-Wagner Custom Controls Holdings, LLC ("Koontz-Wagner"), including, following its merger with and into Koontz-Wagner (the "Merger"), the former operations of IBI, LLC ("IBI Power" or "IBI"). This product category focuses on manufacturing and integrating engineered packaged control house solutions and manufacturing custom power packaging and integration solutions, including control house systems, generator enclosures, and industrial tanks, for the energy, oil & gas and electrical industries. Our Auxiliary Products category is comprised of Braden Manufacturing, L.L.C. ("Braden"), and TOG Manufacturing Company, Inc. ("TOG"), which focus on filter houses, inlet and exhaust systems, diverter dampers, selective catalytic emission reduction systems (commonly referred to as "SCR"), and other products associated with the historic Braden business.

  •
  Our Nuclear Services segment was formerly a part of our Services segment. It is comprised of the operations of Williams Plant Services, LLC and Williams Specialty Services, LLC (together, the "Williams business"). Our Nuclear Services segment is focused on the nuclear maintenance and specialty services business of our historic Williams business.

  •
  Our Energy Services segment was formerly a part of our Services segment. It is comprised Hetsco, Inc. ("Hetsco") and the operations of Construction & Maintenance Professionals, LLC and Williams Industrial Services, LLC. Our Energy Services segment is focused on providing mission critical brazed aluminum heat exchanger repair, maintenance, and safety services to the industrial gas, liquefied natural gas and petrochemical industries and maintenance and specialty services to the industrial and fossil business of our historic Williams business.

Backlog

        Our backlog consists of firm orders or blanket authorizations from our customers. Backlog may vary significantly from reporting period to reporting period due to the timing of customer commitments. The time between receipt of an order and actual completion, or delivery, of our products varies from a few weeks, in the case of inventoried precision parts, to a year or more, in the case of custom designed gas turbine auxiliary products, SCR system and other major plant components. We add a booking to our backlog for Product Solutions segment orders when we receive a purchase order or other written contractual commitment from a customer. We reduce Product Solutions segment backlog as revenue is recognized, or upon cancellation. The maintenance services we provide through our Nuclear Services segment and Energy Services segment are typically carried out under long-term contracts spanning several years. Upon signing a multi-year maintenance contract with a customer for services, we add to our backlog only the first twelve months of work that we expect to perform under the contract. Additional work that is not identified under the original contract is added to our backlog when we reach an agreement with the customer as to the scope and pricing of that additional work. Capital project awards are typically defined in terms of scope and pricing at the time of contractual commitment from the customer. Upon receipt of a customer commitment, capital project bookings are added to our backlog at full contract value regardless of the time frame anticipated to complete the project. Maintenance services and capital project bookings are removed from our backlog as work is performed and revenue is recognized, or upon cancellation.

        Backlog is not a measure defined by generally accepted accounting principles, and our methodology for determining backlog may vary from the methodology used by other companies in determining their backlog amounts. Backlog may not be indicative of future operating results and projects in our backlog may be cancelled, modified or otherwise altered by our customers.

        The following table shows our backlog, by segment, as of December 31, 2013, 2012 and 2011:

	Backlog as of December 31,
($ in thousands)	2013	2012	2011
Product Solutions	$176,621	$113,193	$130,614
Nuclear Services	196,674	252,715	192,050
Energy Services	17,028	27,846	21,383

Total	$390,323	$393,754	$344,047

        To the extent practicable, all segment information for the years ended December 31, 2011, 2012, and 2013 has been restated to reflect the realigned three reportable segments.

        For detailed information regarding backlog for each segment, see Part II, Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations.

        For detailed financial information and geographical sales information regarding each segment, see Part II, Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 18—Segment Information included in our consolidated financial statements beginning on page F-1.

  Acquisitions

        On July 9, 2013, we acquired IBI Power, a leading manufacturer of custom power packaging and integration solutions, including control house systems, generator enclosures and industrial tanks. The addition of IBI Power's packaged control house solutions broadens our customer base to switchgear original equipment manufacturers and adds backup power and distributed power applications to our products portfolio. The aggregate consideration, following a working capital adjustment and other adjustments, consisted of $18.6 million, of which $17.9 million was paid in the third quarter of 2013, and $0.7 million payable as of the fourth quarter of 2013 and paid in January 2014. We funded the purchase of IBI Power through a combination of cash on hand and a draw on our Revolving Credit Facility, as defined below. Following our fiscal year end, on January 1, 2014, IBI Power merged with and into Koontz-Wagner, with Koontz-Wagner surviving the Merger. IBI Power's financial results have been included in the results of our Product Solutions segment as of the acquisition date.

        On April 30, 2013, we acquired Hetsco, a global provider of mission critical brazed aluminum heat exchanger repair, maintenance, and safety services to the industrial gas, liquefied natural gas and petrochemical industries. The addition of Hetsco increases our exposure to the macro natural gas growth trend with a focus on adjacent technologies in air and gas separation, heat exchangers and liquefied natural gas ("LNG"). Hetsco's repair and maintenance work further expands our scope of high-margin aftermarket services. The aggregate consideration paid, following a working capital adjustment, consisted of $32.4 million. We funded the purchase of the Hetsco acquisition through a combination of cash on hand and a draw on our Revolving Credit Facility. The financial results of Hetsco have been included in the results of our Energy Services segment as of the acquisition date.

        The acquisition of IBI Power and Hetsco are collectively referred to as the "2013 Acquisitions."

        On July 30, 2012, we acquired Koontz-Wagner, a leading manufacturer and integrator of engineered packaged control house solutions for the energy, oil & gas, and electrical industries. The aggregate consideration paid consisted of $32.3 million in cash, of which $31.5 million was paid in the third quarter of 2012 and $0.8 million was paid in the fourth quarter of 2012.

        On September 5, 2012, we acquired TOG, a precision machined metal and alloy parts provider to original equipment manufacturers for the steam and natural gas turbine power generation market. The consideration paid for the acquisition was $12.2 million in cash. Additionally, the TOG net assets acquired included $0.1 million of cash.

        The addition of Koontz-Wagner's engineered packaged control house solutions expanded our products portfolio to our current customers, and supports the global expansion into adjacent markets such as oil and gas pipelines. The acquisition of TOG expanded our products portfolio to serve the steam turbine segment and, combined with our Consolidated Fabricators business, established a growth platform for aftermarket energy parts sales. The TOG repair and replacement parts business provides a relatively stable revenue stream.

        The financial results of the Koontz-Wagner acquisition and the TOG acquisition (together, the "2012 Acquisitions") have been included in our Product Solutions segment as of their respective acquisition dates.

  Dividend and Stock Repurchases

        In May 2012, our Board of Directors approved a dividend policy pursuant to which it declared quarterly dividends in 2012 and 2013. The dividend declared during each of the second, third and fourth quarters of 2012 and each of the first, second, third and fourth quarters of 2013 was $0.09 per share and the dividends paid in each of those quarters totaled approximately $1.5 million.

        Additionally, in May 2012, our Board of Directors authorized a program to repurchase up to two million shares of our common stock. The repurchase program is effective through the earlier of June 30, 2014 or upon determination by the our Board of Directors to discontinue such repurchase program. During the year ended December 31, 2012, we repurchased 421,731 shares of common stock for $6.8 million. During the year ended December 31, 2013, we did not repurchase any shares of common stock.

  Revolving Credit Facility

        On February 21, 2012, we terminated our previous $150.0 million credit facility (the "Previous Credit Facility") and entered into a new $100.0 million credit facility (as amended or supplemented from time to time, the "Revolving Credit Facility"). Effective December 17, 2013, we exercised our rights under the accordion feature pursuant to, and in accordance with the terms of the Revolving Credit Facility and increased the revolving credit commitments available to us under the Revolving Credit Facility from $100.0 million to $150.0 million. All other terms of the Revolving Credit Facility remain unchanged. The Revolving Credit Facility has a letter of credit sublimit of $75.0 million and provides access to multi-currency funds. The Revolving Credit Facility has a maturity date of February 21, 2017.

  Sale of Deltak Assets

        On August 31, 2011, we sold substantially all of the operating assets of our Deltak, L.L.C. ("Deltak") business unit, which was part of our Product Solutions segment, to Hamon Corporation, a subsidiary of Hamon & Compagnie International SA, ("Hamon"), for $31.0 million in cash, less a $4.9 million working capital adjustment. We have reclassified the historical results of operations of our Deltak business unit to discontinued operations for all periods presented. Unless noted otherwise, the discussion and analysis that follows relates to our continuing operations only.

  Market Overview

        Gas Turbine Power Generation, Process and Cogeneration Market.    All gas turbine power plants combine a gas turbine with a generator to produce electricity. In a simple cycle gas turbine plant, the hot exhaust coming out of the gas turbine is vented to the atmosphere through an exhaust stack. In a combined cycle plant, the hot exhaust coming out of the gas turbine is fed into a heat recovery steam generator (commonly referred to as an "HRSG"); the HRSG captures much of the heat from the gas turbine exhaust to generate steam, which in turn is used to power a steam turbine and generate more electricity before the exhaust is vented into the atmosphere. We manufacture products that are critical components of both simple cycle and combined cycle plants, including package control houses, cabinets and skids (commonly referred to as balance of plant hardware), filter houses, inlet and exhaust systems and turbine and generator components. We also engineer and manufacture specialized diverter dampers that are used in some combined cycle plants between the gas turbines and the HRSG.

        We believe manufacturers of equipment and components supporting gas turbine power plants are well positioned to benefit from the need for new or more efficient power generation infrastructure. The advantages of power generation plants utilizing gas turbine technologies versus other technologies include:

  •
  lower construction costs;

  •
  shorter construction periods;

  •
  improved operating efficiency;

  •
  lower emissions of CO2;

  •
  minimal other environmental impact;

  •
  flexibility to expand plant capacity;

  •
  smaller geographical footprint;

  •
  rapid start-up and shutdown time; and

  •
  improved maintenance cycles.

        As a provider of equipment for simple and combined cycle gas turbine power plants, we expect to benefit from the forecasted growth of gas turbine power plant capacity related to the factors listed above. In 2013, the largest growing markets for gas turbine shipments were China, the U.S., Russia and the Middle East. Current forecasts indicate the shipments of gas turbines will continue to rise through 2020, particularly in these aforementioned markets.

        Oil & Gas Market.    The American Petroleum Institute defines the oil and gas industry as having three segments: Exploration and Production (also known as Upstream), Transportation (also known as Midstream), and Refining (also known as Downstream). North America oil and gas sustained growth due to advanced extraction methods, including fracking, pipeline expansions, and gas separation projects.

        We believe manufacturers of equipment and components supporting the oil and gas midstream and downstream markets are well positioned to benefit from these investments. High utilization rates of these facilities will also drive an increase in service and repair opportunities.

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

        We expect that power industry demand for these services will be driven by the following factors in the future:

  •
  Aging Infrastructure Maintains Constant Demand for Nuclear Plant Maintenance.  According to the U.S. Department of Energy's ("DOE") Energy Information Administration, more than half of the electrical generating capacity in the U.S. was placed in service before 1980. Coupled with the relatively limited number of large scale power generation facilities being constructed in the U.S., the efforts to maintain older plants of all types and take advantage of newer and more efficient technologies at existing sites provide opportunities for companies providing these services. A large number of simple cycle gas turbines were installed for peaking capacity. With the low price of gas, it is more economical to run the plants more often thus driving the demand for conversions of these plants to combined cycle. Further, with the U.S. having 102 operating nuclear reactors that have been in operation for more than 31 years, they require extensive ongoing engineering and maintenance services to support operations and improve performance. Nuclear power plants in the U.S. are subject to a rigorous program of U.S. Nuclear Regulatory Commission (the "NRC") oversight, inspection, preventive and corrective maintenance, equipment replacement and equipment testing. Nuclear power plants are required by the NRC to go offline to refuel at intervals of no more than 24 months and to perform condition monitoring and preventive maintenance during every refueling outage. Initially, commercial nuclear power plants in the U.S. were licensed to operate for 40 years, reflecting the amortization period generally used by electric utility companies for large capital investments. In 2000, the NRC issued the first license renewal for a nuclear power plant, extending its license for an additional 20 years. As of June 2013, the NRC had extended the licenses of 73 reactors. In all, about 90 reactors are expected to operate for 60 years, with owners undertaking increasing modification, maintenance and construction capital projects to upgrade these facilities.

  •
  International Growth, in particular, China, Russia and the Middle East.  China continues to see new plant construction on the rise leading all other markets with respect to number of gas turbines shipped in 2013. The forecast for China remains strong. Russia was third behind the U.S. in terms of number of gas turbine shipments in 2013, with Saudi Arabia just behind Russia. The Middle East is also seeing a rise in plant upgrades and conversion from simple cycle to combined cycle technology. Among the factors driving this increase in gas turbines is the operational flexibility, short construction time and the major original equipment manufacturers ("OEMs") have developed CCGT technology to exceed 60 percent efficiency.

  •
  North America Infrastructure Growth.  A major factor in this expansion is the continued widespread development of shale gas. New production, transmission and distribution infrastructure will be developed to increase production and reduce bottlenecks relative to transportation of the gas and thus bring more gas to key markets. Shale gas value is transitioning from upstream to downstream users including petrochemical facilities and power generation assets.

  •
  New Nuclear Reactor Construction.  Currently there are four new nuclear reactors at two sites in the early stages of construction or being re-commissioned in the U.S. Our Nuclear Services segment is involved in each of these projects at varying levels. We are one of three contractors with a qualified and audited Nuclear Quality Assurance-1 ("NQA-1") Program which is required to perform contract services at the new build reactors.

        In addition, we are one of a limited number of companies qualified to perform comprehensive services in U.S. nuclear power plants under rules issued by the NRC. Under these rules, owners of nuclear facilities must qualify contractors by requiring the contractors to demonstrate that they will comply with NRC regulations on quality assurance, reporting of safety issues, security and control of personnel access and conduct. With respect to capital project work, we may be engaged as a general contractor or subcontract our services to full-scope engineering, procurement and construction contractor ("EPC") firms. We maintain good relationships with those firms that may be engaged to manage the full scope of the new operations as well as with the end customers who often specifically request that we provide certain aspects of a particular project based on their experience with us.

        Industrial Gas and Natural Gas Markets.    Industrial gases are used in a variety of end-markets. The global industrial gas market is projected to grow, which is being driven by emerging markets and energy demand. In addition, natural gas demand is expected to grow, particularly from feedstock chemical manufacturers and LNG processors. We believe that a larger, installed base and higher utilization of brazed aluminum heat exchangers and related equipment will lead to an increase in demand for our repair, maintenance and safety services and that a greater level of infrastructure will lead to an increase in demand for our fabrication, construction and safety services.

  Business Strategy

        Our growth strategy is to build a market leadership position in our targeted segments, utilizing our strong brands, application expertise and re-investment in new products and services offerings. Our strategic imperatives to implement this strategy are as follows: focus on natural gas growth trend, invest in growth, localize in emerging markets, deliver the base business performance and, most importantly, build our team to execute.

        To that end, we plan to expand our gas turbine offering with our utility-scale customers, seek to capture product scope within the industrial turbine segment and explore opportunities to localize investments in emerging markets to support our customers. We also plan to invest in adjacent technologies such as the gas separation and cleaning/air quality segment and the industrial heat transfer space segment. We also plan to broaden our services offering by expanding our aftermarket services and parts platforms and delivering improved customer reliability and efficiency. Additionally, while our Nuclear Services core contract labor business is expected to grow, we also plan to expand services into higher value segments such as the aftermarket energy parts and the natural gas segment. Our recent acquisitions, Hetsco and IBI Power, both support our strategic direction.

        Our financial goals are to double our revenues and our operating margin during the next two to four years through organic growth initiatives and acquisitions. As we advance towards these goals, we are also transforming our Company and the way we do business through the following actions:

  •
  Moving from product-based to solutions-oriented organization;

  •
  Expanding margins through simplification;

  •
  Creating a customer-centric organization;

  •
  Improving processes to deliver consistency, quality and efficiencies for the customer;

  •
  Creating a scalable structure to support revenue goals;

  •
  Flattening the organization to bring employees closer to the customer and Global Power leadership; and

  •
  Implementing a new organizational structure to create better target identification and more growth.

  Product Solutions Segment

        Our Product Solutions segment designs, engineers and manufactures two primary product categories, Auxiliary Products and Electrical Solutions, for the worldwide power generation and cogeneration, oil & gas process and industrial markets. Our principal customers are utility-scale gas turbine, distributed power, switchgear and large drives OEMs, Owner/Operators (including Oil & Gas Midstream), Electric Utilities and EPC firms as well as providers and distributors of backup and distributed power. We also provide precision parts, replacement parts, filter elements and aftermarket retrofit equipment to both OEMs and end users. Our products are critical to the efficient operation of gas turbine power plants and steam turbine systems and are custom engineered to meet customer-specific requirements.

        Gas Turbine Auxiliary Products.    Our technical and engineering capabilities enable us to design and manufacture what we believe are among the broadest ranges of gas turbine power plant and other power-related equipment to meet each customer's specific performance requirements. We provide the following comprehensive range of products critical to the operation of gas turbine power plants:

  •
  Inlet Systems.  Inlet systems are comprised of filter houses and air intake ducts that condition the air that enters the turbine and provide silencing for the noise emanating from the gas turbine.

  •
  Exhaust Systems.  Exhaust systems and diverter dampers direct the hot exhaust from the turbine to the atmosphere in the case of simple cycle operation or into a heat recovery steam generator when the power plant is operated as a combined cycle facility and provides silencing as well.

  •
  Selective Catalytic Emission Reduction Systems.  SCR systems are used in simple cycle gas turbine facilities and are focused on removing oxides of nitrogen and carbon monoxide from exhaust gas.

  •
  (PCH) Control Houses.  (PCH) control houses are comprised of fabricated metal buildings to house electrical power and control equipment, namely switchgear, motor control centers, variable frequency drives, utilities for the gas turbine Power Generation, Oil & Gas, Utility and Renewables market segments.

  •
  Generator Enclosures and Sub-Base Tanks.  Generator enclosures are sound attenuated, acoustical buildings fabricated from metal and sound dampening materials to meet site sound requirements. The enclosures are used to house both prime and standby diesel/natural gas generators that range from 30KW - 4000KW in a wide range of environments from desert to arctic. Offered are sub-base and stand-alone tanks meeting UL listings UL142, UL2085 and ULC-S 601.

        The contracts under which we sell our products are generally fixed-price contracts, most of which are "lump sum bid" contracts. Under lump sum bid contracts, we bid against other contractors based on customer or project specifications. A significant portion of our Product Solutions segment project destinations are outside of the U.S.

        Supply Chain Structure.    We fabricate our equipment through a combination of in-house manufacturing at our own facilities in the U.S. and Mexico and outsourced manufacturing in other countries around the world. Our network of high-quality international manufacturing partners, located in more than 20 countries, allows us to manufacture equipment worldwide and maintain a competitive cost structure. Outsourcing the majority of our gas turbine auxiliary product manufacturing enables us to meet increasing demand without being restricted by internal manufacturing capacity limitations and also reduces our capital expenditure requirements. Our employees work closely with our international manufacturing partners to supervise the fabrication of our products at their facilities to ensure high levels of quality and workmanship. Our use of manufacturing facilities around the world, whether our own or those of our manufacturing partners, allows us to respond to the particular sourcing initiatives of our customers, whether those initiatives call for global sourcing or for localized supply content. While we generally have proven long-term relationships with our subcontractors, we also routinely search for additional fabricators to enhance our ability to manufacture equipment at the lowest cost while maintaining high-quality standards and on-time delivery.

        We maintain exclusivity agreements with respect to power generation auxiliary products with key third-party fabricators for OEMs. We conduct regular quality audits of our fabricators and maintain staff onsite. Fabricators can take one to several years to qualify and meet international standards and it can take one to two years to bring a new fabricator online for OEM products. We work with our international manufacturing partners to maintain their OEM certification and approved vendor status.

Nuclear Services and Energy Services Segments

        Both our Nuclear Services and Energy Services segments provide a comprehensive range of modification, maintenance and construction support services where the Nuclear Services segment services nuclear power plants and the Energy Services segment services a wide range of utilities and industrial customers, including fossil-fuel, industrial gas, liquefied natural gas, petrochemical and other industrial operations. We provide these services in a general contracting capacity where we manage multiple subcontractors in some cases and in other cases we are retained as a subcontractor on the project. Both our Nuclear and Energy Services segments primarily service U.S. based plants and perform tasks designed to improve or sustain operating efficiencies; a portion of the Energy Services segment generates revenues from off-shore repairs of installed aluminum heat exchangers, primarily in the Middle East, Africa and Asia.

        Services provided by our Nuclear and Energy Services segments are designed to improve or sustain operating efficiencies and extend the useful lives of process equipment in these facilities. We provide these services both on a constant presence basis and for discrete projects. Our offerings include the following:

        Specific Services by Nuclear Services Segment:

  •
  Nuclear Power Plant Modification, Maintenance and Construction.  We perform a full range of critical services for the nuclear facility market, including capital project, facility upgrades, routine modification and maintenance work.

  •
  Decontamination, Decommissioning and Demolition.  We are at the forefront of nuclear decontamination, decommissioning and demolition projects in the U. S., with experience performing major projects for both the commercial nuclear industry and the U. S. Department of Energy. Our Williams business utilizes proven methods to provide the safest, most cost-effective means to preserve and recover components and physical resources while minimizing personnel exposures.

        Specific Services by Energy Services Segment:

  •
  Fossil-fuel, Industrial Gas, Liquefied Natural Gas, and Petrochemical Operations Modification and Construction.  We provide routine maintenance, repair and capital project services designed to extend plant life cycles.

  •
  Specialty Welding Services.  We provide the following specialty services to manufacturers and users of aluminum heat exchangers:

  •
  Brazed Aluminum Heat Exchanger Repair, Maintenance, and Safety Services.  We routinely perform on-site or in-situ repairs and associated mechanical and safety support services to users of aluminum heat exchangers used in air separation and gas or liquid processing applications.

  •
  Fabrication.  We have the demonstrated capability to fabricate and assemble complete process systems into integrated solutions for the air and gas processing industries.

        Common Services by Both our Nuclear Services and Energy Services Segments:

  •
  Industrial Painting and Coatings.  We perform cleaning, surface preparation, coatings application, quality control and inspection testing, utilizing the Williams Insight® proprietary analysis systems to help our customers schedule and prioritize major coating projects.

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

  •
  Roofing Systems.  We routinely replace, repair and upgrade industrial facility roofing systems, primarily within the highly corrosive environments of pulp and paper manufacturing facilities. Our suspended modular floor assembly allows our employees to safely work above operational equipment on roofing projects while completely containing all refuse materials.

  •
  Valve Services.  We provide integrated valve and actuator services that include inspection, preventative maintenance and repair of various types of valves and actuators. We offer a full spectrum of valve services for diagnostic testing and analysis, project management, training and engineering.

        We provide these services throughout the U.S. with experienced, temporary craft labor directed and supervised by an experienced team of project managers across our network. Our flexible staffing and equipment model enables us to meet seasonal and outage demand without being restricted by internal capacity limitations, thus minimizing our fixed costs.

        Our Nuclear Services segment, contracts for approximately 90% of the services it provides on a cost-plus basis under contracts that provide for reimbursement of costs incurred plus an amount of profit in the form of a mark-up. It contracts for approximately 10% of the services it provides on a fixed-price basis. Our Energy Services segment, contracts for approximately 50% of the services it provides on a cost-plus basis under contracts that provide for reimbursement of costs incurred plus an amount of profit in the form of a mark-up. It contracts for approximately 50% of the services it provides on a fixed-price basis.

        We bid against other contractors based on customer specifications. Fixed-price contracts present certain inherent risks, including the possibility of ambiguities in the specifications received, problems with new technologies and economic and other changes that may occur over the contract period. Alternatively, because of efficiencies that may be realized during the contract term, fixed-price contracts may offer greater profit potential than cost-plus contracts.

Customers, Marketing and Seasonality

        Product Solutions.    Our Product Solutions segment customers are utility-scale gas turbine, distributed power, switchgear and large drives OEMs, Owner/Operators (including Oil & Gas Midstream), Electric Utilities and EPC firms as well as providers and distributors of backup and distributed power. The end users of most of our products sold to OEMs and EPC firms are owners and operators of gas turbine power plants, process plants, oil & gas pipelines, refineries, data centers and other industrial and commercial facilities such as wastewater treatment plants and hospitals. We focus our sales and marketing efforts on OEMs and EPC firms engaged by end users of our products, including the developers and operators of gas turbine power plants, oil & gas pipelines, industrial and commercial facilities and data centers. We also market our products globally through a sales network consisting of employees and independent representatives in various countries including China, the Netherlands, Egypt, Italy and the U.S. Our sales initiatives focus on highly engineered solutions, excellent performance on existing projects and on-time deliveries that we believe differentiate us from our competitors.

        Energy Services and Nuclear Services.    Our Energy Services segment and Nuclear Services segment customers include major private and government-owned utilities throughout the U.S., as well as leaders in the U.S. paper and industrial sectors. We depend on a relatively small number of customers for a significant portion of our revenue. For the fiscal year ended December 31, 2013, Southern Nuclear Operating Company, General Electric Company, Siemens Energy, Inc. and Tennessee Valley Authority accounted for approximately 16%, 18%, 13% and 15%, respectively, of our consolidated revenue. For a listing of our major customers, see Note 16—Major Customers and Concentration of Credit Risk included in our notes to consolidated financial statements beginning on page F-9. We market our services using dedicated sales and marketing personnel as well as our experienced on-site operations personnel. We use our safety and service track record with long-term renewable contracts to expand our services and supplement the existing contracts with small to medium sized capital projects. Both segments sales initiatives directly seek to apply operational strengths to specific facilities within the targeted industries and customers throughout the U.S.

        A portion of our business, primarily in our Energy Services and Nuclear Services segments, is seasonal, resulting in fluctuations in revenue and gross profit during our fiscal year. Generally, second and fourth quarters are the peak periods for our Energy Services and Nuclear Services segments as those are periods of low electricity demand during which our customers schedule planned outages. Our Product Solutions segment is less affected by seasons and is more impacted by the cyclicality of and fluctuations in the U.S. and international economies that we serve.

  Engineering, Design and Maintenance Capabilities

        Product Solutions.    We believe the design and engineering expertise of our Product Solutions segment along with our global manufacturing strategy makes us an industry leader in the products we manufacture. We provide original design, retrofit and upgrade engineering, installation technical services and after-sales maintenance and repair of our products.

        Our products are custom-designed and engineered to meet the specifications of our customers. We employ a number of degreed engineers specializing in structural, electrical/controls, mechanical, and other technical areas. Our engineers and designers use engineering and drafting programs such as the AutoCAD® and Solidworks® programs and other analytics applications.

        Energy Services.    Through our programs, we provide extensive training, certifications and ongoing safety monitoring to all of our project-based employees. For over 12 years, we have maintained a safety record in the top quartile of the industry, benefitting both us and our customers. We also maintain a broad range of professional certifications and memberships in national organizations relevant to the performance of many of the specialized services we provide.

        Nuclear Services.    We are one of a limited number of companies qualified to work anywhere in a U.S. nuclear facility and have been one of the leading providers of coatings at U.S. nuclear facilities for more than 38 years. In addition, we are one of three contractors with a qualified and audited NQA-1 Program which is required to perform contract services at the new build reactors. Through our NQA-1 Program and other programs, we provide extensive training, certifications and ongoing safety monitoring to all of our project-based employees. For over 12 years, we have maintained a safety record in the top quartile of the industry, benefitting both us and our customers. We also maintain a broad range of professional certifications and memberships in national organizations relevant to the performance of many of the specialized services we provide.

  Materials and Suppliers

        The majority of materials purchased are for the Product Solutions segment. The principal materials for our products are carbon steel plate, sheet steel, stainless steel products and other structural shapes, wire, cable and insulation. We obtain these products from a number of U.S. and international suppliers. The markets for most of the materials we use are served by a large number of suppliers and we believe that we can obtain each of the materials we require from more than one supplier.

  Competition

        Product Solutions.    We compete with a large number of domestic and international companies, although most competitors are smaller and more regional. We compete based on product fit, price, quality and reputation of our products and our ability to engineer and design products to meet each customer's unique specifications and delivery cycles. Some of our competitors are significantly larger than we are and have significantly greater financial resources which can vary with respect to each product category we offer. We believe that no single competitor offers our breadth of products to the gas turbine power generation, process and cogeneration industries.

        Energy Services and Nuclear Services.    Our competitors vary depending on plant geography and scope of services to be rendered. Several national vendors, which are significantly larger and have significantly greater financial resources than we, will often compete for larger maintenance and capital project opportunities that become available. Additionally, smaller vendors that operate on a regional basis often compete for smaller opportunities associated with open shop labor sources. We believe that the key competitive factors in the services we offer are reputation, safety, price, service, quality, breadth of service capabilities and the ability to identify and retain qualified personnel. We believe our project management capabilities, including service diversity, long-term customer relationships, safety record and performance, differentiate us from our competitors. We also believe that the fact that we maintain a constant presence at many of our customers' sites is a key competitive advantage because it provides us with an intimate understanding of these facilities which allows us to better identify our customers' service needs. Specific to the Nuclear Services segment, the barriers to entry include requirement of NRC qualifications and safety standards. It is also our belief that our ability to deliver high quality services with immediate response capabilities differentiates us from our competitors. Specific to the Energy Services segment, our key competitive advantage is our highly skilled labor pool of non-union specialty welders.

Employees

        We had 1,244 full and part-time employees, excluding temporary staff and craft labor for our Energy Services segment and Nuclear Services segment, as of December 31, 2013. Of these, 167 were employed at our facility in Mexico under a collective bargaining agreement, which is amended annually and expired January 25, 2014. Negotiations for an amended agreement began the second week of February 2014 and are ongoing as of the issue date of this report. At our Koontz-Wagner business, there are 63 employees who are covered under a collective bargaining agreement which will expire on May 31, 2016. The number of employees in our Energy Services segment and Nuclear Services segment can vary greatly, depending on the timing and requirements for craft labor. Many of the craft labor employees for our Energy Services segment and Nuclear Services segment are contracted through various union agreements. As of December 31, 2013, there were 333 craft labor employees for our Energy Services segment and Nuclear Services segment, of which 235 were under collective bargaining agreements. We believe that our relationships with our employees, both permanent and temporary, are satisfactory. We are not aware of any circumstances that are likely to result in a work stoppage at any of our facilities.

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

        We maintain performance and payment bonding lines sufficient to support the business and a credit facility that is adequate to provide any required letters of credit. We require certain of our Product Solutions segment subcontractors to indemnify us and name us as an additional insured for activities arising out of such subcontractors' work. We require the subcontractors that we use for our Energy Services segment and Nuclear Services segment to indemnify us and our customer and name Williams or other subsidiaries as an additional insured for activities arising out of such subcontractors' work. We also require certain subcontractors to provide additional insurance policies, including surety bonds in favor of us, to secure such subcontractors' work or as required by contract. There can be no assurance that our insurance and the additional insurance coverage provided by our subcontractors will fully protect us against a valid claim or loss under the contracts with our customers.

  Intellectual Property

        We use a variety of trademarks, proprietary technologies and other intellectual property in the ordinary course of business in our segments. We rely upon our pending and issued patents, registered and unregistered trademark rights, nondisclosure and confidentiality agreements with our employees, subcontractors, customers and others, and on various other security measures to protect our intellectual property. Our patents relating to certain exhaust systems will expire in 2016, and a patent relating to a filter element clip will expire in 2027. During 2013, we were issued a patent for the acoustic module enclosure door which expires in 2032. We have patent applications pending for other products. We do not believe that any single patent or proprietary technology is material to our business and we do not believe our competitive position would be materially affected by competitors also using similar technologies and systems.

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

        Nuclear Regulatory Commission.    Owners of nuclear power plants are licensed to build, operate and maintain those plants by the NRC. Their license requires that they qualify their suppliers and contractors to ensure that the suppliers and contractors comply with NRC regulations. Our Nuclear Services segment must demonstrate to its customers that we will comply with NRC regulations related to quality assurance, reporting of safety issues, security and control of personnel access and conduct.

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

  Available Information

        We file reports with the Securities and Exchange Commission (the "SEC"), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to the requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The general public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room located at 100 F Street N.E., Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site, www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

        You may also obtain copies of our annual reports at our website at www.globalpower.com under the heading "Investor Relations." The information disclosed on our website is not incorporated by this reference and is not a part of this Annual Report on Form 10-K. We make available on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports, as soon as reasonably practicable after we electronically file with or furnish the reports to the SEC. The following corporate governance related documents are also available free on our website:

  •
  Code of Business Conduct and Ethics

  •
  Corporate Governance Guidelines

  •
  Related Party Transactions Policy

  •
  Audit Committee Charter

  •
  Compensation Committee Charter

  •
  Nominating and Corporate Governance Committee Charter

  •
  Contact the Board—Whistleblower and Ethics Hotline Procedures

  Corporate History

        Global Power was incorporated in 1998 under the laws of the State of Delaware under the name GEEG, Inc. We and all of our U.S. subsidiaries filed voluntary Chapter 11 petitions under the United States Bankruptcy Code on September 28, 2006 and successfully emerged from bankruptcy pursuant to an approved Plan of Reorganization on January 22, 2008. Upon emergence, we issued 5,266,885 shares of our new common stock to pre-petition equity holders in exchange for stock held before the bankruptcy. On that same date, pursuant to a rights offering, a private placement and related backstop, and our Management Incentive Co-Investment Plan, we issued an additional 9,589,138 shares of our new common stock in exchange for $72.5 million in new capital. The applicable price of our common stock in the rights offering was $7.65 per share. As part of the plan, we also entered into the Previous Credit Facility. In June 2011, we received a court order for final decree closing the Chapter 11 Filing.

  Executive Officers and Key Employees of the Registrant

        The following sets forth information regarding our current executive officers and key employees. Executive officers are appointed by, and hold office at the discretion of, our Board of Directors, subject to the terms of any employment agreements.

Name	Position
Luis Manuel Ramírez	President, Chief Executive Officer and Director
Raymond K. Guba	Senior Vice President and Chief Financial Officer
Tracy D. Pagliara	General Counsel, Secretary, and Vice President of Business Development
Melanie Barth	Chief Human Resources Officer
Penny Sherrod-Campanizzi	President, Electrical Solutions
John Durkee	President, Auxiliary Products
Tedd Sellers	President, Energy Services
Neil Riddle	President, Nuclear Services
Gary McCloskey	Vice President, Manufacturing/Supply Chain and Procurement

        Luis Manuel Ramírez, 47, has served as our President, Chief Executive Officer ("CEO") and Director since July 1, 2012. Mr. Ramírez previously served 12 years with General Electric ("GE"), most recently as Chief Executive Officer of GE Energy Industrial Solutions, a more than $3 billion global electrical products and services business operating in over 60 countries. In 2012, he was named one of the Top 100 Movers and Shakers of the Smart Grid by Greentechmedia.com, and has also held a variety of leadership roles in industry associations. Prior to his employment with GE, Mr. Ramírez worked for more than a decade in a number of technology, financial and business roles with Siemens. Mr. Ramírez received his Bachelor's degree in Computer Information Systems, with a minor in Business Administration, from DeVry Institute of Technology, Atlanta, GA, and participated in the Executive Advanced Management Certificate Program at Duke University, Durham, NC.

        Raymond K. Guba, 54, joined Global Power as Senior Vice President and Chief Financial Officer in November 2013, bringing with him more than 25 years of financial and executive management experience, including expertise in corporate realignments and establishing shared services structures. Prior to joining the Company, Mr. Guba was Executive Vice President and Chief Financial Officer of FTS International, a privately-owned global Oil and Gas Services business with approximately $2 billion of annual revenue. Previously, he was Executive Vice President and Chief Financial and Administrative Officer with Integrated Electrical Services. Mr. Guba began his career as a public accountant, and then joined GE in 1986. He spent 19 years at GE in progressively advancing roles, including CFO of Auto Financials Services in Tokyo and Manager of Finance (CFO) for GE Energy's Installations and Field Services, a $3 billion global division. Mr. Guba holds a BA in Economics and English from Rutgers, The State University of New Jersey.

        Tracy D. Pagliara, 51, has served as our General Counsel, Secretary, and Vice President of Business Development since April 2010. Prior to joining the Company, Mr. Pagliara served as the Chief Legal Officer of Gardner Denver, Inc., a leading global manufacturer of highly engineered compressors, blowers, pumps and other fluid transfer equipment, from August 2000 through August 2008. He also had responsibility for other roles during his tenure with Gardner Denver, including Vice President of Administration, Chief Compliance Officer, and Corporate Secretary.

        Prior to joining Gardner Denver, Mr. Pagliara held positions of increasing responsibility in the legal departments of Verizon Communications/GTE Corporation from August 1996 to August 2000 and Kellwood Company from May 1993 to August 1996, ultimately serving in the role of Assistant General Counsel for each company. Mr. Pagliara has a B.S. in Accounting and a J.D. from the University of Illinois. He is a member of the Missouri and Illinois State Bars and is a Certified Public Accountant.

        Melanie Barth, 43, has served as our Chief Human Resources Officer since November 2012. Prior to joining Global Power, she spent 13 years with Celanese, and held positions of increasing responsibility including the Global Director of Talent Management and Global Director, HR Operations. From January 2011 to November 2012, she was with Alcon, a division of Novartis, and was the Vice President of Human Resources, Research & Development. Ms. Barth holds an MS degree in Industrial Organization Psychology from Baruch College.

        Penny Sherrod-Campanizzi, 56, currently serves as President of our Electrical Solutions segment, a position she has held since September 2013. She joined Global Power in 2010 as Chief Operating Officer of our former Services segment, then served as Senior Vice President of Operations and Support and was named President of Energy, Parts and Control Solutions for the Product Solutions segment in November 2012. Prior to joining Global Power, Ms. Sherrod-Campanizzi worked for over 30 years at Babcock & Wilcox and held positions of increasing responsibility including Director, Business Development, Director, Enterprise Systems and General Manager, Replacement Parts, B&W Service Company. Ms. Sherrod-Campanizzi holds an MBA from the University of Phoenix.

        John A. Durkee, 52, was appointed to President, Auxiliary Products on October 1, 2013. Mr. Durkee also holds positions in a number of our subsidiaries, serving as the Chief Executive Officer of Braden Manufacturing, LLC, Chief Executive Officer of Braden Construction Services, Inc., Managing Director A of Braden-Europe, B.B., Chairman and Legal Representative of Braden Power Equipment (Shanghai) Co., Ltd., and President of Steam Enterprises, LLC. Mr. Durkee brings over 25 years of global experience in the energy sector, most recently providing engineering services to industrial and power generation markets with an emphasis on U.S. utilities. Prior to joining Global Power, he managed the North American Power and Industrial Engineering and Construction Services business of SNC Lavalin. Prior thereto, he was President at Brand Energy and Infrastructure Services where he oversaw and implemented strategic and tactical growth initiatives. Previously, Mr. Durkee spent 15 years in progressively challenging roles within GE Energy. Mr. Durkee received his Bachelor of Science in Mechanical Engineering from Manhattan College, is six sigma certified and participated in several advanced management programs at GE.

        Tedd A. Sellers, 44, has served as President of our Energy Services segment since August 2013. Mr. Sellers began his career in 1993 at GE Energy as a field engineer in the Power Generation Services division. Following that role, Mr. Sellers held a number of domestic and international roles in sales, commercial operations and business unit leadership roles in services over a 19 year career at GE Energy. Most recently he was Vice President of Sales for Circor Flow Technologies. Mr. Sellers holds a Bachelor of Science degree in Mechanical Engineering Technology from Purdue University.

        Neil Riddle Jr., 53, is President of Nuclear Services, which consists of Nuclear Maintenance, Construction and Specialty Services. Mr. Riddle joined Global Power in 2013 as the Chief Operating Officer of Williams Industrial Services Group. Mr. Riddle has over 25 years of experience in the EPC management and over the last several years he has focused on the Power Sector. Prior to joining Global Power, from 2006 to 2013, Mr. Riddle served as Executive Vice President for the Shaw Group, a Fortune 500 Engineering and Construction company with the responsibilities of their power maintenance and construction groups. While at Shaw, Mr. Riddle also was responsible for the Cherry Hill, NJ office where more than 500 engineers and construction professionals in both the fossil and nuclear segments of power were under his direction. From 2000 to 2006, Mr. Riddle was General Manager of the Industrial group at Caddell Construction Company, a privately held company providing construction services to the power markets. In addition, from 1986 to 2000, Mr. Riddle worked for Rust Engineering Company out of Birmingham AL where he performed several roles including Manager of Projects (MOP). Mr. Riddle attended Augusta College and the College of North East Mississippi where he studied business.

        Gary McCloskey, 58, Vice President, Manufacturing/Supply Chain and Procurement as of November 2013. Mr. McCloskey brings over 28 years of experience in a broad array of functional areas to the Global Power executive team. His experience includes sourcing, supply chain, project management, product management, sales, marketing, commercial operations and engineering. He was with GE's industrial business since 1985, serving in a variety of capacities with progressively increasing leadership responsibility, most recently as GM—North America P&L Industrial Solutions.

Item 1A.    Risk Factors.

        Our business, financial condition and results of operations may be impacted by one or more of the following factors, any of which could cause actual results to vary materially from historical and current results, or anticipated future results.

Risk Factors Related to Our Operations

A substantial portion of the revenue from our Nuclear Services segment deals directly with nuclear power. The cost of operating a nuclear power plant could cause utilities to consider less costly power generation options. The shutdown of nuclear power plants could have a material adverse effect on our operations.

        The demand for our nuclear services in the Nuclear Services segment depends on the continued operation of nuclear power plants. If nuclear power plants do not remain cost competitive compared to other power generation options, utilities could choose to shut down operations at nuclear power plants. The cost competitiveness of operating a nuclear power plant could be affected by factors such as an adverse change in U.S. policy, increased maintenance costs and continued low natural gas prices.

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

        Because our Nuclear Services segment deals directly with nuclear power, utilities opting to replace costly nuclear power plants with less costly power generation options could have a material effect on our operations.

If our costs exceed the estimates we use to set the fixed prices of our contracts, our earnings will be reduced.

        The majority of our product sales contracts, and a portion of our nuclear and industrial services contracts, are entered into on a fixed-price basis. These fixed-price contracts have a limited ability to recover any cost overruns. Contract prices are established based in part on our projected costs, which are subject to a number of assumptions. The costs that we incur in connection with each contract can vary, sometimes substantially, from our original projections. Because of the large scale and complexity of our contracts, unanticipated changes may occur, such as customer budget decisions, design changes, delays in receiving permits and cost increases, as well as delays in delivery of our products. We often are contractually subject to liquidated damages for late delivery. Unanticipated cost increases or delays may occur as a result of several factors, including:

  •
  increases in the cost of commodities (primarily steel plate), labor or freight;

  •
  unanticipated technical problems;

  •
  suppliers' or subcontractors' failure to perform, requiring modified execution plans or re-work; and

  •
  decreases in labor efficiency realized.

        Cost increases or overruns that we cannot pass on to our customers, or our payment of liquidated damages under our contracts, will lower our earnings. Increases in commodity prices may adversely affect our gross margins.

If we are unable to control the quality or timely production of products manufactured or services provided by our subcontractors, our reputation could be adversely affected and we could lose customers. If we are unable to recover any advance progress payments made to subcontractors, our profitability would be adversely affected.

        We rely on subcontractors to manufacture and assemble a substantial portion of our products, as well as provide some specialty services. Subcontractors account for a significant percentage of our manufacturing costs. The quality and timing of production by our subcontractors is not totally under our control. Our subcontractors may not always meet the level of quality control and the delivery schedules required by our customers. The failure of our subcontractors to produce quality products in a timely manner could adversely affect our reputation and result in the cancellation of orders for our products, significant warranty and repair costs and the loss of customers. Alternatively, we could be required to move subcontract manufacturing to other locations, resulting in increased costs.

        In addition, we make advance progress payments to subcontractors in anticipation of their completion of our orders. We may be unable to recover those advances if a subcontractor fails to complete an order, which may adversely affect our profitability and cash flow.

Our profitability and financial condition may be adversely affected by risks associated with the natural gas and oil pipeline industry, such as price fluctuations and supply and demand for natural gas.

        Our Product Solutions segment is exposed to risks associated with the use of natural gas and oil as energy sources. These risks, which are not subject to our control, include the volatility of natural gas and oil prices, the lower demand for power generation from natural gas, a slowdown in the construction of oil and gas pipelines and a slowdown in the discovery or development of natural gas and/or oil reserves. While higher natural gas and oil prices generally result in increased infrastructure spending by customers in our Product Solutions segment, sustained high energy prices could be an impediment to economic growth, and could result in reduced infrastructure spending by such customers. Higher prices could also decrease spending on power generation equipment, and related infrastructure, an important component to the success of our Product Solutions segment. Further, if the discovery or development of natural gas and/or oil reserves slowed or stopped, customers would likely reduce capital spending on mainline pipe, gas gathering and compressor systems and other related infrastructure, resulting in less demand for the portfolio of products of our Product Solutions segment. If the profitability of our Product Solutions segment were to decline, our overall profitability, results of operations and cash flows could also be adversely affected. The significant increase in the North American supply of natural gas due to ongoing development of unconventional shale formations has also resulted in low natural gas prices for the past several years. Lower natural gas and oil prices sometimes results in decreased spending by certain customers in our Product Solutions segment, which could likewise adversely affect our overall profitability, results of operations and cash flows.

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

        We have manufacturing facilities and subcontractors in many countries outside of the U.S., including China, Poland, Romania, the Middle East and Mexico, and increasing our manufacturing footprint to localize in emerging markets is an important element of our strategy. There are a number of risks associated with doing business internationally, including (a) exposure to local economic and political conditions, (b) social unrest such as risks of terrorism or other hostilities, (c) currency exchange rate fluctuations and currency controls, (d) export and import restrictions, and (e) the potential for shortages of trained labor. In particular, there has been social unrest in the Middle East and Mexico and any increased violence in or around our manufacturing facilities could impact our business by disrupting our supply chain, and the delivery of products to customers. In addition, the increased violence in or around our manufacturing facilities could present several risks to our employees who may be directly affected by the violence and may result in a decision by them to relocate from the area, or make it difficult for us or our subcontractors to recruit or retain talented employees. The likelihood of such occurrences and their potential effect is unpredictable and vary from country to country. Any such occurrences could be harmful to our business and our financial results.

A material portion of our revenue is from sales of equipment for gas turbine power plants, as well as packaged control house solutions to the oil and gas pipeline industry. During periods of declining construction of new gas turbine power plants or any general decline in the oil and gas pipeline industry, the market for our products is significantly diminished.

        The demand for our products depends on the continued construction of gas turbine power generation plants, as well the success of the oil and gas pipeline industry. The power generation equipment industry has experienced cyclical periods of slow growth or decline. In periods of decreased demand for new gas turbine power plants or general decline in the oil and gas pipeline industry, our customers may be more likely to decrease expenditures on the types of products and systems that we supply and, as a result, our future revenue may decrease. These projects typically require funding from a healthy credit market as well. As long as credit markets are tight, funding could be difficult to obtain, therefore delaying, or even cancelling these types of projects entirely. Because our growth strategy includes focusing on the natural gas growth trend, a rise in the price or a shortage in the supply of natural gas could affect the profitability or operations of gas turbine power plants or the oil and gas pipeline industry, which could adversely affect our future revenue. These and other factors may temper demand for our products. If in a particular geographic area prices of natural gas are so high or the supply of natural gas is so limited as to make the construction of new gas turbine power plants or oil and gas pipelines uneconomical in that geographic area, we may not derive any future revenue from projects in that geographic region unless and until those factors are reversed.

        Environmental laws and regulations have played a part in the increased use of gas turbine technology in various jurisdictions. These laws and regulations may change or other jurisdictions may not adopt similar laws and regulations. Changes in existing laws and regulations could result in a reduction in the building and refurbishment of gas turbine power plants or oil and gas pipelines. In addition, stricter environmental regulation could result in our customers seeking new ways of generating electricity that do not require the use of our products. Furthermore, although gas turbine power plants have lower carbon dioxide emissions per unit of electricity provided than coal-fired power plants, emissions from gas turbine power plants remain a concern and attempts to reduce or regulate emissions could increase the cost of gas turbine power plants and result in our customers switching to alternative sources of power.

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

        We depend on a relatively small number of customers for a significant portion of our revenue. In 2013, four customers accounted for approximately 62% of our consolidated revenue and approximately 68.7% of our backlog at the end of 2013. In 2012, four customers accounted for approximately 61% of our consolidated revenue and approximately 67% of our backlog at the end of 2012. In 2011, three customers accounted for approximately 50% of our consolidated revenue and approximately 46% of our backlog at the end of 2011. For a listing of our major customers, see Note 16—Major Customers and Concentration of Credit Risk included in our notes to consolidated financial statements beginning on page F-9. Other than their obligations under firm orders placed in our backlog, none of our customers have a long-term contractual obligation to purchase any material amounts of products or services from us. All of our firm orders contain cancellation provisions, which permit us to recover only our costs and a portion of our anticipated profit if a customer cancels its order. If a customer elects to cancel, we would not realize the full amount of future revenue included in our backlog. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. Because our major customers represent a large part of our business, the loss of any of our major customers could negatively impact our business and results of operations. Several of our customers have the ability to internally source some of the products we manufacture. Any increase in this activity could reduce our sales.

        Our business volumes with each of our largest customers are highly dependent on power generation capacity additions for our Product Solutions segment and on operations and maintenance budgets for U.S. utilities for our Nuclear Services segment and Energy Services segment. Fluctuations in any of these factors could materially adversely impact our results.

The dollar amount of our backlog, as stated at any time, is not necessarily indicative of our future revenue.

        When we receive a firm order for a project from a customer, it is added to our backlog. However, customers may cancel or delay projects for reasons beyond our control and we may be unable to replace any canceled orders with new orders. To the extent projects are delayed, the timing of our revenue could be affected. If a customer cancels an order, we may be reimbursed for the costs we have incurred. Typically, however, we have no contractual right to the full amount of the revenue reflected in our backlog contracts in the event of cancellation. In addition, projects may remain in our backlog for extended periods of time. Furthermore, a portion of our backlog for multi-year service maintenance contracts are based on what we expect to perform in the next twelve months of work and thus not necessarily supported by a firm purchase order. If that work does not materialize, then our backlog would be negatively impacted as that work would be considered a "cancellation". Revenue recognition occurs over extended periods of time and is subject to unanticipated delays. Fluctuations in our reported backlog levels also result from the fact that we may receive a small number of relatively large orders in any given reporting period that may be included in our backlog. Because of these large orders, our backlog in that reporting period may reach levels that may not be sustained in subsequent reporting periods. Our backlog, therefore, is not necessarily indicative of our future revenue or of long-term industry trends.

The success of our business is partially dependent upon maintaining our safety record.

        Our ability to obtain new business and retain our current business, particularly in our Nuclear Services segment and Energy Services segment, is partially dependent on our continuing ability to maintain a safety record that exceeds the industry average. If we fail to maintain superior safety performance, or if serious accidents occur in spite of our safety procedures, our revenue and results of operations could be materially and adversely affected.

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

        Our former operating unit has been named as a defendant in a limited number of asbestos personal injury lawsuits. Neither we nor our predecessors ever mined, manufactured, produced or distributed asbestos fiber, the material that allegedly caused the injury underlying these actions. The bankruptcy court's discharge order issued upon emergence from bankruptcy extinguished the claims made by all plaintiffs who had filed asbestos claims against us before that time. We believe the bankruptcy court's discharge order should serve as a bar against any later claim filed against us, including any of our subsidiaries, based on alleged injury from asbestos at any time before emergence from bankruptcy. In all of the asbestos cases finalized post-bankruptcy, we have been successful in having such claims dismissed without liability. Moreover, during 2012, we secured insurance coverage that will help to reimburse the defense costs and potential indemnity obligations of our former operating unit relating to these claims. Nonetheless, findings of liability on our part in any of these cases that were filed against us after we emerged from bankruptcy that remain unresolved could have an adverse effect on our financial position, results of operations or liquidity.

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

        If we fail to comply with environmental laws or regulations, we may be subject to significant liabilities for fines, penalties or damages, or lose or be denied significant operating permits. For example, if employees of our Nuclear Services segment or Energy Services segment accidentally release hazardous substances while working at a customer's facility, we may be subject to fines and costs of clean up as well as lawsuits by third parties. In addition, some environmental laws impose liability for the costs of investigating and remediating releases of hazardous substances without regard to fault and on a joint and several basis, so that in some circumstances, we may be liable for costs attributable to hazardous substances released into the environment by others.

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

Expiration of the Price-Anderson Act's indemnification authority could have adverse consequences on our Nuclear Services segment.

        We provide services to the nuclear industry through our Nuclear Services segment. The Price-Anderson Act promotes the nuclear industry by offering broad indemnification to commercial nuclear power plant operators and the DOE for liabilities arising out of nuclear incidents at power plants licensed by the NRC and at DOE nuclear facilities. That indemnification protects not only the NRC licensee or DOE prime contractor, but also others like us who may be doing work under contract or subcontract for a licensed power plant or under a DOE prime contract. The Energy Policy Act of 2005 extended the period of coverage to include all nuclear power reactors issued construction permits through December 31, 2025. A problem related to our provision of services at a nuclear facility could lead to a damage claim against us for which we might not be entitled to indemnification. In addition, any well-publicized problem with those services, whether actual or perceived, could adversely affect our reputation and reduce demand for our services.

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

        If we were required to commence legal actions to enforce our intellectual property or proprietary rights or to defend ourselves against claims that we are infringing on the intellectual property or proprietary rights of others, we could incur substantial losses and/or costs and divert management's attention from operations.

Our failure to attract and retain qualified personnel, including engineers, skilled workers and key officers, could have an adverse effect on us.

        Our ability to attract and retain qualified professional and/or skilled personnel in accordance with our needs, either through direct hiring, subcontracting or acquisition of other firms employing such professionals, is an important factor in determining our future success. The market for these professionals is competitive, and there can be no assurance that we will be successful in our efforts to attract and retain needed personnel. Our ability to successfully execute our business strategy depends, in part, on our ability to attract and retain highly qualified, experienced mechanical, design, structural and software engineers, service technicians, marketing and sales personnel in our Product Solutions, Nuclear Services and Energy Services segments. Demand for these workers can at times be high and the supply extremely limited. Our success is also highly dependent upon the continued services of our key officers, and we do not maintain key employee insurance on any of our executive officers.

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

The supply and cost of materials we use in manufacturing our products fluctuate and could increase our operating costs.

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

        We contribute to over 150 multiemployer pension plans throughout the U.S. We believe that our responsibility for potential withdrawal liabilities associated with participating in multiemployer pension plans is limited because the building and construction trades exemption should apply to the substantial majority of our plan contributions. However, pursuant to the Pension Protection Act of 2006 and other applicable law, we are exposed to other potential liabilities associated with plans that are underfunded. As of December 31, 2013, we had been notified that certain pension plans were in critical funding status. Currently, certain plans are developing, or have developed, a rehabilitation plan that may call for a reduction in participant benefits or an increase in future employer contributions. Therefore, in the future, we could be responsible for potential surcharges, excise taxes and/or additional contributions related to these plans which could impact our liquidity and results of operations. Additionally, market conditions and the number of participating employers remaining in each plan may result in a reorganization, insolvency or mass withdrawal that could materially affect the funded status of multiemployer plans and our potential withdrawal liability, if applicable. We continue to actively monitor, assess and take steps to limit our potential exposure to any surcharges, excise taxes, additional contributions and/or withdrawal liabilities.

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

        Members of the U.S. Congress and the U.S. Environmental Protection Agency ("EPA") are reviewing more stringent regulation of hydraulic fracturing, a technology which involves the injection of water, sand and chemicals under pressure into rock formations to stimulate oil and natural gas production. Both the U.S. Congress and the EPA are studying whether there is any link between hydraulic fracturing and soil or ground water contamination or any impact on public health or the environment. Legislation has been introduced before Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of the chemicals used in the fracturing process. In addition, some states have adopted, and others are considering adopting, regulations that could restrict hydraulic fracturing. Any new laws, regulation or permitting requirements regarding hydraulic fracturing could lead to delays in the construction of new gas turbine power plants and/or increased operating costs for existing gas turbine power plants which could negatively impact demand for our products.

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

        Certain of our temporary Nuclear Services segment and Energy Services segment craft employees, Koontz-Wagner employees and Mexico employees are represented by labor unions with which we have collective bargaining agreements. There can be no assurance that we will not experience labor disruptions associated with a lengthy strike or the expiration or renegotiation of collective bargaining agreements or other work stoppage at our Mexico facility or at our customer locations, which could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.

New regulations related to conflict minerals may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.

        On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. We do anticipate filing this disclosure and are currently conducting due diligence to ensure we disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries by the required due date. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of certain components incorporated in our products. In addition, to the extent the rules apply to us, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral-free.

Risk Factors Related to Our Liquidity and Capital Resources

Volatility and uncertainty of the credit markets may negatively impact us.

        We intend to finance our existing operations and initiatives with existing cash and cash equivalents, investments, cash flows from operations and potential borrowings under our Revolving Credit Facility entered into on February 21, 2012. Effective December 17, 2013, we exercised our rights under the accordion feature pursuant to and in accordance with the terms of the Revolving Credit Facility, and increased the revolving credit commitments available to us under the Revolving Credit Facility from $100 million to $150 million. If adverse national and international economic conditions continue or deteriorate further, it is possible that we may not be able to fully draw upon our Revolving Credit Facility and we may not be able to obtain new financing on favorable terms. In addition, deterioration in the credit markets could adversely affect the ability of many of our customers to pay us on time and the ability of many of our suppliers to meet our needs on a competitive basis. If we cannot access necessary additional funds on acceptable terms, our business and operations may be negatively impacted.

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

If we were required to write down our goodwill or other indefinite lived long-term assets, our results of operations and stockholders' equity could be materially adversely affected.

        We have approximately $170.5 million of goodwill and other intangible assets (net of amortization) recorded on our consolidated balance sheet as of December 31, 2013. If economic conditions in the markets that we operate in deteriorate or our results of operations decline, an impairment of these assets may be triggered. If we were required to write down our goodwill or other intangible assets, our results of operations and financial position could be materially adversely affected. Additionally, we are required to review goodwill and indefinite lived intangible assets for impairment at least annually in accordance with generally accepted accounting principles in the U.S. that could result in impairment charges that could have a material adverse effect on our results of operations and financial position.

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

  •
  changes in securities analysts' estimates of our financial performance or the financial performance of our competitors or companies in our industry;

  •
  general conditions in our customers' industries; and

  •
  general conditions in the security markets.

        Some companies that have volatile market prices for their securities have been subject to security class action suits filed against them. If a suit were to be filed against us, regardless of the outcome, it could result in substantial costs and a diversion of our management's attention and resources. This could have a material adverse effect on our business, results of operations and financial condition.

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

        Our common stock is relatively illiquid. As of December 31, 2013, we had 17,059,943 shares of common stock outstanding. The average daily trading volume in our common stock, as reported by the NASDAQ Global Select Market, for the 50 trading days ending on December 31, 2013 was less than 51,000 shares. A more active public market for our common stock may not develop, which could adversely affect the trading price and liquidity of our common stock. Moreover, a thin trading market for our stock could cause the market price for our common stock to fluctuate significantly more than the stock market as a whole. Without a larger float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In addition, in the absence of an active public trading market, stockholders may be unable to liquidate your shares of our common stock at a satisfactory price.

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

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our corporate office is currently located in Irving, Texas. We have fourteen other U.S. facilities, as well as facilities in The Netherlands, Mexico and China. The following table sets forth information about our principal facilities as of December 31, 2013:

Location	Owned/Leased (Expiration Date)	Approximate Sq. Footage	Principal Uses	Segment
Irving, Texas	Leased (8/31/17)	11,000	Administrative office (corporate headquarters)
Monterrey, Mexico	Owned	135,000	Manufacturing and administrative office	Product Solutions
Auburn, Massachusetts	Owned	55,000	Manufacturing and administrative office	Product Solutions
South Bend, Indiana	Leased(1)	110,000	Manufacturing and administrative office	Product Solutions
Chattanooga, Tennessee	Leased(2)	105,000	Manufacturing and administrative office	Product Solutions
Caldwell, Idaho	Leased (6/30/23)	58,000	Manufacturing and administrative office	Product Solutions
Heerlen, The Netherlands	Leased (10/31/14)	53,000	Administrative office	Product Solutions
Tulsa, Oklahoma	Leased (8/31/16)	41,000	Manufacturing and administrative office	Product Solutions
North Adams, Massachusetts	Leased (12/31/15)	24,000	Manufacturing and administrative office	Product Solutions
Houston, Texas	Leased (4/30/16)	35,000	Manufacturing facility	Energy Services
Greenwood, Indiana	Leased (6/30/14)(3)	50,000	Manufacturing and administrative office	Energy Services
New Whiteland, Indiana	Leased (5/31/13)(4)	1,500	Manufacturing facility	Energy Services
Atlanta, Georgia	Leased (10/31/17)	24,000	Administrative office	Nuclear/Energy Services
Oxford, Massachussetts	Leased (3/31/15)	40,000	Manufacturing and administrative office	Product Solutions

(1)
We lease two facilities in South Bend, Indiana. These leases expire on July 26, 2019 and September 24, 2020.

(2)
We lease two facilities in Chattanooga, Tennessee. These leases expire on November 30, 2015 and December 31, 2016.

(3)
We have two separate leases for facilities in Greenwood, Indiana. These leases expire on June 30, 2014 and October 31, 2014.

(4)
We are currently operating on a month-to-month arrangement for the New Whiteland, Indiana facility.

        We consider each of our facilities to be in good operating condition and sufficient for our current use. Our U.S. real property is encumbered by liens under our Revolving Credit Facility. We have entered into a commitment to acquire in 2014 our office in Heerlen, The Netherlands for $0.9 million in U.S. Dollars, based on the exchange rate as of December 31, 2013.

Item 3.    Legal Proceedings.

        For a description of our material pending legal and regulatory proceedings and settlements, see Note 15—Commitments and Contingencies included in our notes to consolidated financial statements beginning on page F-9.

Item 4.    Mine Safety Disclosures.

        Not applicable.

Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

  Market Price of Our Common Stock

        Our common stock is listed on the NASDAQ Stock Market under the trading symbol "GLPW." The following table sets forth the high and low sale prices for our common stock based on intra-day high and low prices during the periods indicated:

	Common Stock Market Prices
			Dividends Declared
	High	Low
2013
Fourth quarter	$20.98	$17.18	$0.09
Third quarter	$20.21	$15.71	$0.09
Second quarter	$17.78	$14.99	$0.09
First quarter	$19.04	$15.09	$0.09
2012
Fourth quarter	$18.57	$13.55	$0.09
Third quarter	$22.30	$17.47	$0.09
Second quarter	$28.17	$16.18	$0.09
First quarter	$28.98	$22.14	—

        While we have paid dividends to holders of our common stock on a quarterly basis since May 2012, the declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings, financial condition, business development needs, regulatory considerations and the terms of our Revolving Credit Facility, and is at the discretion of our Board of Directors.

        As of March 12, 2014, the closing price of our common stock was $18.99 per share. There were 17,063,000 shares of our common stock outstanding and there were approximately 93 holders of record of our common stock. We believe that the number of beneficial holders of our common stock is substantially greater than the number of holders of record.

  Securities Authorized for Issuance Under Equity Compensation Plans

        The information called for by this item is incorporated by reference from our Proxy Statement relating to our 2014 Annual Meeting of Stockholders, which we will file with the SEC within 120 days after our December 31, 2013 fiscal year end.

  Warrant Exercises

        As of December 31, 2012, all of the originally issued warrants to purchase 1,807,236 shares had been exercised. During the fiscal year ended December 31, 2013 no additional warrants to purchase shares were issued. The 1,807,236 warrants were exercised from 2009 to 2012 for both cash and in cashless transactions, and as a result, we issued 1,218,461 shares of common stock in connection with such exercises. In connection with exercises in cashless transactions, shares of common stock were withheld and such shares are held by us as treasury shares.

  Recent Sales of Unregistered Securities

        During the fiscal year ended December 31, 2013, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.

  Issuer Purchases of Equity Securities

        Since May 2012, we have had a share repurchase program to repurchase up to two million shares of our common stock until the earlier of June 30, 2014 or a determination by the Board of Directors to discontinue the repurchase program. The repurchase program does not obligate us to acquire any specific number of shares. During the year ended December 31, 2013, we made no share repurchases under the repurchase program. As of December 31, 2013, we had 1,578,269 shares remaining for repurchase under the current authorization.

        The following table presents information regarding repurchased shares of our common stock on a monthly basis during the fourth quarter of 2013.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan(2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan(2)
October 1 - 31, 2013	5,604	$20.02	—	1,578,269
November 1 - 30, 2013	4,722	$19.21	—	1,578,269
December 1 - 31, 2013	378	$19.57	—	1,578,269

Total	10,704	$19.64	—	1,578,269

(1)
Total number of shares purchased during the fourth quarter 2013 were not purchased pursuant to a publicly announced repurchase plan, but were surrendered to satisfy statutory minimum tax withholdings obligations in connection with the vesting of restricted stock awards issued to employees under our stockholders-approved long-term incentive plan.

(2)
Our share repurchase program was approved by the Board of Directors on May 30, 2012, and allows for repurchase of up to two million shares of our common stock until the earlier of June 30, 2014 or a determination by the Board of Directors to discontinue the repurchase program. The repurchase program does not obligate us to acquire any specific number of shares. During the year ended December 31, 2013, we made no share repurchases under the repurchase program.

Item 6.    Selected Financial Data.

  Selected Financial Data

        The following table provides selected condensed consolidated financial data for the periods shown. The data for the last five years has been derived from our audited consolidated financial statements. Our results are not necessarily indicative of future performance or results of operations. All of the data in the table should be read in conjunction with "Management's Discussion and Analysis of Financial

Condition and Results of Operations," in Item 7, and our consolidated financial statements and related notes included in this Annual Report on Form 10-K.

	Years Ended December 31,
($ in thousands, except per share data)	2013	2012	2011	2010	2009
Statement of Operations(1)
Total revenue	$484,218	$462,828	$456,839	$482,470	$499,633
Gross profit	85,004	83,054	77,117	87,281	78,744
Gross profit percentage	18%	18%	17%	18%	16%
Operating expenses	72,959	62,608	50,561	47,662	41,131
Reorganization expense (income)	—	—	17	(1,477)	1,030

Operating income	12,045	20,446	26,539	41,096	36,583
Interest expense, net	893	1,563	1,119	7,052	9,667
Other expense (income), net	83	282	(98)	(1,026)	(57)

Income from continuing operations before
income tax	11,069	18,601	25,518	35,070	26,973
Income tax expense (benefit)	(437)	1,031	(37,538)	5,964	4,645

Income from continuing operations	11,506	17,570	63,056	29,106	22,328
Income from discontinued operations	279	24	13,802	11,529	5,559 (2)

Net income	$11,785	$17,594	$76,858	$40,635	$27,887

Earnings Per Share from continuing operations:
Basic	$0.68	$1.04	$3.95	$1.91	$1.49
Diluted	$0.68	$1.02	$3.70	$1.78	$1.43
Common shares outstanding:
Weighted-average shares outstanding
Basic	16,920	16,885	15,981	15,254	14,972
Diluted	17,045	17,248	17,024	16,321	15,591
Balance Sheet
Current assets	$167,342	$190,102	$200,542	$158,439	$211,803
Total assets	367,398	344,818	316,150	265,725	326,011
Current liabilities	58,963	70,140	51,593	64,555	145,601
Long-term debt (including current portion)	23,000	—	—	—	65,325
Stockholders' equity	279,591	269,998	258,654	179,056	136,478
Cash dividends declared per common share	$0.36	$0.27	$—	$—	$—

(1)
Operating results include the 2013 Acquisitions beginning in the second quarter of 2013.

(2)
Discontinued operations includes the results of our discontinued operations related to the sale of the Deltak business unit in 2011, the winding down of the Deltak large-scale HRSG operations and the 2009 receipt of proceeds from funds held in escrow from the 2007 sale of Global Power Asia, Ltd.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion provides an analysis of the results for each of our segments, an overview of our liquidity and capital resources and other items related to our business. It contains forward-looking statements about our future revenue, operating results and expectations. See "Cautionary Statement Regarding Forward-Looking Statements" and Part I, Item 1A—"Risk Factors" for a discussion of the risks, assumptions and uncertainties affecting these statements. This discussion and analysis should be read in conjunction with Part I of this Annual Report on Form 10-K as well as our consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

  Segment Realignment

        We occasionally review our segment reporting and classifications and may periodically change our reportable segments to align with operational changes. In September 2013, we realigned our operations into three reporting segments; Product Solutions, Nuclear Services and Energy Services.

        The Product Solutions segment is comprised of two product categories. The Auxiliary Products category includes filter houses, inlet and exhaust systems, diverter dampers, SCRs, and other products associated with the historic Braden business. The Electrical Solutions category provides manufacturing and integrating engineered packaged control house solutions and manufacturing custom power packaging and integration solutions, including control house systems, generator enclosures, and industrial tanks for the energy, oil & gas and electrical industries. Both our Nuclear Services and Energy Servies segments provide a comprehensive range of modification, maintenance and construction support services where the Nuclear Services segment services nuclear power plants and the Energy Services segment services a wide range of utilities and industrial customers, including fossil fuel, industrial gas, liquefied natural gas, petrochemical and other industrial operations.

        To the extent practicable, all segment information for the years ended December 31, 2011, 2012, and 2013 has been restated to reflect the realigned segment structure which is comprised of three reportable segments.

  Acquisitions

        On July 9, 2013, we acquired IBI Power, a leading manufacturer of custom power packaging and integration solutions, including control house systems, generator enclosures and industrial tanks. The addition of IBI Power's packaged control house solutions broadens our customer base to switchgear original equipment manufacturers and adds backup power and distributed power applications to our products portfolio. IBI Power's financial results have been included in the results of our Product Solutions segment.

        On April 30, 2013, we acquired Hetsco, a global provider of mission critical brazed aluminum heat exchanger repair, maintenance, and safety services to the industrial gas, liquefied natural gas and petrochemical industries. The addition of Hetsco increases our exposure to the macro natural gas growth trend with a focus on adjacent technologies in air and gas separation, heat exchangers and liquefied natural gas. Hetsco's repair and maintenance work further expands our scope of high-margin aftermarket services. The financial results of Hetsco have been included in the results of our Energy Services segment.

        On July 30, 2012, we acquired Koontz-Wagner, a leading manufacturer and integrator of engineered packaged control house solutions for the energy, oil & gas, and electrical industries, which has since been combined with IBI pursuant to the Merger. On September 5, 2012, we acquired TOG, a precision machined metal and alloy parts provider to original equipment manufacturers for the steam and natural gas turbine power generation market. The addition of Koontz-Wagner's engineered packaged control house solutions expanded our products portfolio to our current customers, and supports the global expansion into adjacent markets such as oil and gas pipelines. The acquisition of TOG expanded our products portfolio to serve the steam turbine market and, combined with our Consolidated Fabricators business unit, established a growth platform for aftermarket energy parts sales. The TOG repair and replacement parts business provides a relatively stable revenue stream. The financial results of the Koontz-Wagner acquisition and the TOG acquisition have been included in our Product Solutions segment.

        Industry Trends and Outlook Product Solutions Segment.    Demand for our product lines has historically fluctuated with industrial demand for new power generating capacity and energy infrastructure. Our products are sold globally and there is generally about nine to twelve months from when the order is booked until it is shipped for our Braden business unit and the production cycle is generally four months or less for our Consolidated Fabricators, TOG and Koontz-Wagner business units. Demand for our products is based on worldwide economic growth and long-term views regarding natural gas as an energy source.

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

        U.S. and international markets have been slow to recover since the global financial crisis that began in 2008. Growth of the world economy weakened during 2013, and is expected to remain subdued in 2014. During the first half of 2013, we saw increases in certain markets, led by the U.S. and Asia. Currently, orders from the oil and gas pipeline infrastructure market are robust and this market has been a source of revenue growth in 2013. We anticipate this trend to continue into 2014. Continued political and social unrest in the Middle East and North Africa could result in supply disruptions, order delays or both, which could adversely affect our financial results. Within Europe, we expect demand for new power projects to remain low principally as a result of the European sovereign debt crisis which may also impact global infrastructure investment. While we believe that our contract terms, procurement procedures and global customer base make it less likely that a change in foreign currency rates could have a significant impact on operating results, there remains significant uncertainty regarding the Euro in 2014. Should the European economic or sovereign debt crisis result in heightened volatility, our results of operations could be affected.

        Our overall long-term outlook remains positive as demand has increased for global power generation capacity additions, but has been affected by short-term headwinds resulting from continued macro-economic uncertainties and a slowing global recovery. Natural gas power generation remains a less expensive and a lower emission alternative to coal-fired power generation, and we are in a strong position to take advantage of this once a sustainable recovery takes hold for utility-scale turbine projects.

        In the third quarter of 2012, we expanded our OEM offerings with the acquisition of Koontz-Wagner and our repair and replacement parts product line with the acquisition of TOG. These acquisitions allow us to broaden our product and service offerings to the power generation market as well as to expand into the oil and gas pipeline infrastructure market. In the third quarter of 2013, we further expanded our OEM offerings with the acquisition of IBI Power and added backup power and distributed power applications to our products portfolio. Currently, orders from the oil and gas pipeline infrastructure market are robust and we anticipate this market to be a source of revenue growth in 2014 for our business. In 2014, we expect our Product Solutions segment revenue to increase significantly over 2013 due to our Koontz-Wagner business as well as the inclusion of results from a full year of IBI and TOG operations and our Braden businesses. We expect the near-term market to be challenging due to a limited number of new gas turbine installations putting pressure on gross margins in 2014.

        Nuclear Services Segment.    Demand for plant upgrades, modification and maintenance services in the U.S. has been stable due to the aging infrastructure of nuclear power generation facilities and the tendency of plant owners to outsource these services as a means of reducing fixed costs. Our level of plant modification and maintenance work performed at nuclear power plants remained consistent in 2013 and is expected to remain down slightly in 2014 with period-to-period fluctuations resulting from the timing of particular outages within our customer base. As natural gas prices decreased in 2013, utilities were burdened with additional costs, resulting in reduced spending with their contractors.

        Within our modification and maintenance services, our customers have experienced lower demand for power as a result of current economic conditions and the mild summer in 2013. Our customers are also experiencing increased competition due to low natural gas prices. As a result, some of our customers reduced the scope of elective maintenance projects. Capital spending constraints and deferred maintenance requirements negatively impacted revenues in 2013 and we do expect volume in 2014 to remain consistent with 2013.

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

        We participated in all of the U.S. new and re-start nuclear plant projects in 2013. Our performance in 2013 has positioned us to increase our level of participation in 2014. We also made investments through workforce additions in 2013 to position us for additional nuclear work as well as expand our end markets. These investments increased our operating costs in 2013, but will provide resources that will develop opportunities for long-term growth.

        In connection with the Fukushima, Japan incident in March 2011, the NRC has issued preliminary guidance related to certain modifications on the U.S. nuclear fleet, but the timing and scope of such modifications remain uncertain as U.S. utilities evaluate how these preliminary guidelines will apply to their nuclear sites. We anticipate that some projects will begin to materialize within the first half of 2014 from this guidance.

        Our outlook for 2014 is down slightly as we expect nuclear power plant operators to delay funding of projects relating to revisions in regulation standards. However, in future years, nuclear power plant operators will be required to increase funding for maintenance and upgrades in the ensuing years to the revised industry standards currently being set.

        Energy Services Segment.    Demand for routine maintenance, plant upgrades, modification and new construction in the U.S. has been positively impacted by aging infrastructure and the need to improve efficiency and optimize output of fossil fuel fired power plants and industrial facilities. This, combined with the growing demand for fabrication, installation and other services associated with air separation and oil and gas production represents positive growth opportunities for our Energy Services segment. Our level of fabrication, repair, plant modification and maintenance work performed in gas and air processing, industrial facilities and fossil fuel fired power plants trended upward in 2013 and are expected to continue to expand in 2014 with period-to-period fluctuations resulting from the timing of particular projects or outages within our customer base.

        With respect to our gas fired simple or combined cycle power plant customers, our customers are experiencing opportunity due to low natural gas prices. As a result, we see increases in demand for modification services and maintenance activities as power producers move to ensure they are able to capture market opportunities. Capital spending is expected to increase as owners of these plants look to make investments in efficiency and capacity. As for our coal fired power plant customers, aging infrastructure and increasingly stringent environmental controls are creating demand for improvements to carbon and other pollutant capture or elimination. In the oil and gas and air processing markets, customers are making investments in both capital projects and maintenance and upgrades to address increased demands.

        In addition to our historical service offerings, we are looking to combine our other portfolio offerings and partner with complementary service providers to provide turn-key EPC services for larger capital and maintenance projects. We see this alignment as an area of continued future growth that would allow us to reach new customers and markets.

        We have successfully renewed all of our long term major maintenance agreements that came up for renewal in 2013. We are also making investments in commercial resources in 2014 to capture additional market share in the U.S. and abroad. Additionally, we are making infrastructure investments in our facility located in Greenwood, Indiana to create capacity to capture increased demand for air and gas processing solutions.

        Our outlook for 2014 remains positive as we believe increased demands for natural gas and clean coal power generation, along with increased domestic and international production in oil and gas and air processing will create growth opportunities for our Energy Services segment.

        Executing our Business Strategy and Other Costs.    As we seek to execute our business strategy we anticipate an increase in selling and administrative expenses as we invest in technologies and develop our team. In addition, the potential effects of implementing and compliance with the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 on our selling and administrative expenses are uncertain.

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

        An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. We believe that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our consolidated financial statements. The following descriptions of critical accounting policies, judgments and estimates should be read in conjunction with our consolidated financial statements included under page F-4 of this Annual Report on Form 10-K.

        Revenue Recognition.    We are organized in three reportable segments: Product Solutions, Nuclear Services and Energy Services. Our revenue within Product Solutions is generally derived from fixed-priced contracts, most of which are "lump sum bid" contracts. Within Nuclear Services and Energy Services, we enter into a variety of contract structures including cost-plus reimbursements, time and material contracts and fixed-price contracts. The determination of the contract structure within Nuclear Services and Energy Services is based on the scope of work, complexity and project length and customer preference and contract terms. We expense pre-contract costs as incurred. Change orders are included in total estimated contract revenue when they can be reliably estimated and it is probable that the change order will be approved by the customer or realized. Costs related to change orders are recognized when they are incurred. In Product Solutions, revenue for gas turbine auxiliary and control house equipment is recognized on the completed contract method, typically when the unit is delivered and title and risk of loss have transferred to the customer. Revenue for the SCR product line in Product Solutions and the fixed-price contracts in Nuclear Services and Energy Services are each recognized on the percentage-of-completion method.

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

        Product Solutions segment revenue for gas turbine auxiliary and control house equipment is recognized on the completed contract method, typically when the unit is shipped. Certain of these contracts specify separate delivery dates of individual equipment units or require customer acceptance of a product. In circumstances where separate delivery dates of individual equipment units exist, we recognize revenue when the customer assumes the risk of loss and title for the equipment, which is generally the date the unit is shipped, and corresponding costs previously deferred are charged to expense. In circumstances where the contract requires customer acceptance of a product in addition to transfer of title and risk of loss to the customer, revenue is either recognized (i) upon shipment when we are able to demonstrate that the customer specific objective criteria have been met or (ii) upon customer acceptance. Once title and risk of loss have transferred and, where applicable, customer acceptance is complete, we have no further performance obligations. Our SCR product line follows the percentage-of-completion method based on cost-to-cost input measures. Regardless of contract provisions, we require that the customer assumes risk of loss and title, and the installation is operating according to specifications or is an uninstalled unit that has been accepted by the customer for revenue to be recognized. Changes in job performance, job conditions, estimated profitability, final contract settlements and resolution of claims may result in revisions to job costs and income amounts that are different than amounts originally estimated.

        Cost-plus reimbursements and time and material contracts represent the majority of the contracts in Nuclear Services and Energy Services. For these contract types, we recognize revenue when services are performed based upon an agreed-upon price for the completed services or based upon the hours incurred and agreed-upon hourly rates. Some of our contracts include provisions that adjust contract revenue for safety, schedule or other performance measures. On cost reimbursable contracts, revenue is recognized as costs are incurred and includes applicable mark-up earned through the date services are provided. Fixed price contracts are recognized under the percentage-of-completion method using cost-to-cost measures.

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

        Goodwill and Other Intangible Assets.    Goodwill is not amortized to expense, but rather, we test goodwill for impairment annually and more frequently if circumstances warrant. Impairment write-downs are charged to results of operations in the period in which the impairment is determined.

        We determine fair values for each of the reporting units using an income approach. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each reportable unit. We also use the market approach to estimate the remaining portion of our reporting unit valuation. This technique utilizes comparative market multiples in the valuation estimate. While the income approach has the advantage of utilizing more company specific information, the market approach has the advantage of capturing market-based transaction pricing. Estimated fair value of all of our reporting units from each approach often results in a premium over our market capitalization, commonly referred to as a control premium. Assessing the acceptable control premium percentage requires judgment and is impacted by external factors, such as observed control premiums from comparable transactions derived from the prices paid on recent publicly-disclosed acquisitions in our industry.

        Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including current and historical actual operating results, balance sheet carrying values, our most recent forecasts, and other relevant quantitative and qualitative information. If current or expected conditions deteriorate, it is reasonably possible that the judgments and estimates described above could change in future periods and result in impairment charges.

        During the three months ended September 30, 2013, we changed our annual impairment testing date from December 31 to the first day of the fourth quarter, which we label as October 1. The change in testing date for goodwill is a change in accounting principle, which we believe is preferable as the new date of the assessment. This change better aligns the timing of our budgeting process with this test, as the impairment test is dependent on the results of the budgeting and forecasting process, and provides additional time prior to our year-end to complete the goodwill impairment testing and report the results in our Annual Report on Form 10-K. The change in the assessment date does not delay, accelerate or avoid a potential impairment charge. We have determined that it is impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of each October 1 of prior reporting periods without the use of hindsight. As such, we have prospectively applied the change in annual goodwill impairment test date as of the first day of the fourth quarter of 2013.

        In 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2012-02, "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment," which provides entities with the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. The Company elected to bypass the qualitative assessment option and continue performing the first step of the goodwill impairment test.

        In connection with our realigned reportable segments, we also assessed our reporting units that are operating segments or one level below the operating segment for impairment testing. We considered the management of operating activities, discrete financial information, similarities of economic characteristics, and the nature of the products, production processes, customers, distribution and regulatory environments. For impairment testing of goodwill and other indefinite-lived assets we tested TOG as a separate reporting unit from Product Solutions with the remainder tested as the Auxiliary Products and Electrical Solutions reporting units. We tested Hetsco as a separate reporting unit from Energy Solutions with the remainder tested as the Energy Services reporting unit, and we tested the Nuclear segment as a reporting unit.

        We did not identify any impairment of our recorded goodwill from our most recent annual testing, which was performed as of October 1, 2013. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. We have not identified any such events and, accordingly, have not tested goodwill for impairment during the three months ended December 31, 2013.

        We review identified intangible assets with defined useful lives and subject to amortization for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment loss occurred requires comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. We test intangible assets with indefinite lives annually for impairment using a fair value method such as discounted cash flows.

        During 2013, 2012 and 2011, we reviewed economic conditions, performance of the business relative to the fair value assumptions and any changes to future expectations on a quarterly basis and did not identify any such events that would indicate goodwill and other intangible assets have been impaired. During 2013, 2012 and 2011, our annual impairment review of goodwill and other intangible assets concluded with no impairment recorded.

        In connection with our acquisitions, we increased the Product Solutions segment goodwill by $5.0 million and $15.3 million during 2013 and 2012, respectively. During 2013, we increased the Energy Services segment goodwill by $15.6 million.

        In connection with the sale of the Deltak business unit in 2011, we reduced the Product Solutions segment goodwill by $6.4 million on August 31, 2011 and performed an assessment as of the transaction date of the reporting unit affected and concluded that the estimated fair value of the affected reporting unit substantially exceeded the related carrying value and therefore no impairment was recorded.

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

        Under ASC 740—Income Taxes ("ASC 740"), FASB requires companies to assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available positive and negative evidence, and utilizing a "more likely than not" standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company's current or previous operating history are given more weight than its future outlook, although we do consider future taxable income projections, ongoing tax planning strategies and the limitation on the use of carryforward losses in determining valuation allowance needs. We establish valuation allowances for our deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

        For the year ended December 31, 2013, management recorded a net valuation allowance release of $4.6 million on its foreign tax credits on the basis of management's reassessment of its deferred tax assets that are more than likely than not to be realized. As of December 31, 2013, in part because in the current year, we achieved a history of positive pre-tax income and anticipate significant additional future pre-tax income to be generated from our recently acquired businesses, and we anticipate significant favorable, temporary book to tax differences to end in 2015 which will result in higher U.S. federal taxable income, and we anticipate a growth in future foreign source income. As a result, management determined that sufficient positive evidence exists as of December 31, 2013 to conclude that it is more likely than not that additional deferred taxes of $4.6 million are realizable, and therefore, reduced the valuation allowance accordingly.

        We continue to record valuation allowances against a portion of foreign tax credit carryforwards and certain state Net Operating Loss ("NOL") carryforwards based on our assessment that it is more likely than not that taxable income of the appropriate character will not be recognized in the appropriate jurisdictions before the carryforwards expire. As of December 31, 2013, we have valuation allowances of $2.2 million and $0.6 million recorded against foreign tax credit carryforwards and state NOL carryforwards, respectively.

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

        Insurance.    We self-insure a portion of our risk for health benefits and workers' compensation. We maintain insurance coverage for other business risks including general liability insurance. We retain exposure to potential losses based on deductibles, coverage limits, and self-insured retentions. We charged approximately $7.8 million, $6.6 million and $6.6 million to expense during the years ended December 31, 2013, 2012 and 2011, respectively, with respect to health benefits, general liability and workers' compensation claims incurred and related insurance premiums for excess claim coverage for continuing operations. Our reserves as of December 31, 2013 and 2012 consisted of estimated amounts unpaid for reported and unreported claims incurred. Our accrual for all self-insured risk retention as of December 31, 2013 and 2012 was $2.7 million and $4.0 million, respectively. As of December 31, 2013, we had $3.2 million in letters of credit outstanding as security for possible workers' compensation claims.

        Recent Accounting Guidance.    For a discussion of recent accounting guidance and the expected impact that the guidance could have on our consolidated financial statements, see Note 2—Summary of Significant Accounting Policies included in our consolidated financial statements included in this Annual Report on Form 10-K.

Year 2013 Results

        Effective as of January 1, 2013, our Board of Directors determined to change from a traditional month-end calendar close cycle to a 4-4-5 calendar close methodology during interim periods. Our fiscal year will continue to end on December 31. Under this methodology, each interim period is comprised of 13 weeks, which includes two 4-week months and one 5-week month, and begins on Monday and ends on Sunday. The 4-4-5 close methodology will change the accounting periods to month-end dates that would be different than the traditional last day of the standard month end. We will label our quarterly information using a calendar convention, that is, first quarter will be labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. This change in methodology aligns our financial calendar to our payroll cycle simplifying our close process. The effects of this practice are modest and only exist within a reporting year. The fiscal closing calendar from 2013 through 2014 is available on our website, ir.globalpower.com/financials.cfm. The reporting periods and applicable reports for 2013 were:

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

        Selected financial and operating data for our reportable business segments for the most recent three years is summarized below. This information, as well as the selected financial data provided in Item 6 and our Consolidated Financial Statements and related notes included in this Annual Report on

Form 10-K, should be referred to when reading our discussion and analysis of results of operations below. Our summary financial results during the years ended 2013, 2012 and 2011 are as follows.

	Years ended December 31
($ in thousands)	2013	2012	2011
Revenues
Product Solutions	$208,194	$193,676	$157,880
Nuclear Services	234,852	236,278	273,683
Energy Services	41,172	32,874	25,276

Consolidated	484,218	462,828	456,839
Cost of Sales
Product Solutions	160,983	150,642	121,364
Nuclear Services	203,340	201,875	235,586
Energy Services	34,891	27,257	22,772

Consolidated	399,214	379,774	379,722
Gross Profit	85,004	83,054	77,117
Selling and marketing expenses	9,319	6,583	7,034
General and administrative expenses	57,041	53,269	42,154
Depreciation and amortization expense	6,599	2,756	1,373

Total operating expenses	72,959	62,608	50,561
Reorganization expense	—	—	17

Operating income	12,045	20,446	26,539
Interest expense, net	893	1,563	1,119
Other expense (income), net	83	282	(98)

Income from continuing operations before income tax	11,069	18,601	25,518
Income tax (benefit) expense	(437)	1,031	(37,538)

Income from continuing operations	11,506	17,570	63,056
Discontinued operations:
Income from discontinued operations, net of tax	279	284	2,624
(Loss) gain on disposal, net of tax	—	(260)	11,178

Income from discontinued operations	279	24	13,802

Net income	$11,785	$17,594	$76,858

  Product Solutions Segment:

        Operating results for our Product Solutions segment reflects higher shipment volumes, as well as entry into the industrial turbine segment and traction in the oil and gas midstream market. Operating results also reflect the acquisition of IBI, which provides us with access to new customers and new products in the backup and temporary power markets. We experienced an increase in orders from customers in the U.S., Asia and Mexico. As discussed below, gross margins realized during the year ended December 31, 2013 were substantially similar to those realized in 2012.

  Nuclear Services Segment:

        Volumes in our Nuclear Services segment depend in significant part upon our customers' scheduling of refueling outages and timing of capital project work, which historically has varied from year to year and within each calendar year. As a result, the volume of outage work in any calendar year may vary as compared to prior years and during the course of the year as projects are commenced and completed. During 2013, we experienced a reduction in capital spending and deferred maintenance requirements at nuclear power plants in response to lower electricity demand and consecutive mild winters in 2012 and 2013.

  Energy Services Segment:

        Historically, volumes in our Energy Services segment have been dependent upon the amount of capital project work at fossil fuel plants as our maintenance work has remained flat since 2011. In 2012, volumes and gross margins were significantly higher due to security project work, but dropped in 2013 with the completion of this work early in 2013. During the second quarter of 2013, we expanded our service offerings with the acquisition of Hetsco resulting in an improvement in both our volume and gross profit dollars as compared to 2011 and 2012.

Backlog:

        Our backlog consists of firm orders or blanket authorizations from our customers. Backlog may vary significantly from reporting period to reporting period due to the timing of customer commitments. The time between receipt of an order and actual completion, or delivery, of our products varies from a few weeks, in the case of inventoried precision parts, to a year or more, in the case of custom designed gas turbine auxiliary products, SCR system and other major plant components. We add a booking to our backlog for Product Solutions segment orders when we receive a purchase order or other written contractual commitment from a customer. We reduce Product Solutions segment backlog as revenue is recognized, or upon cancellation. The maintenance services we provide through our Nuclear Services segment and Energy Services segment are typically carried out under long-term contracts spanning several years. Upon signing a multi-year maintenance contract with a customer for services, we add to our backlog only the first twelve months of work that we expect to perform under the contract. Additional work that is not identified under the original contract is added to our backlog when we reach an agreement with the customer as to the scope and pricing of that additional work. Capital project awards are typically defined in terms of scope and pricing at the time of contractual commitment from the customer. Upon receipt of a customer commitment, capital project bookings are added to our backlog at full contract value regardless of the time frame anticipated to complete the project. Maintenance services and capital project bookings are removed from our backlog as work is performed and revenue is recognized, or upon cancellation.

        Backlog is not a measure defined by generally accepted accounting principles, and our methodology for determining backlog may vary from the methodology used by other companies in determining their backlog amounts. Backlog may not be indicative of future operating results and projects in our backlog may be cancelled, modified or otherwise altered by our customers.

        The following table shows our backlog, by segment, as of December 31, 2013, 2012 and 2011:

	Backlog as of December 31,
($ in thousands)	2013	2012	2011
Product Solutions	$176,621	$113,193	$130,614
Nuclear Services	196,674	252,715	192,050
Energy Services	17,028	27,846	21,383

Total	$390,323	$393,754	$344,047

        Included in our Product Solutions segment backlog as of December 31, 2013 was $15.2 million related to the 2013 acquisition of IBI. The increase in backlog, excluding IBI was primarily driven by increased selling efforts and long term projects in the power generation and oil and gas market segments. Proposal activity is robust for the oil and gas segment, as well as the power generation segment; we expect a heavier mix from the oil and gas and power generation segments to ship in 2014 or later. Excluding the effects of the acquisition of IBI, the ratio of orders booked to billed was 1.2-to-1.0 during the year ended December 31, 2013.

        The decrease in Nuclear Services backlog from December 31, 2012 was primarily due to the outage schedule of a major utility customer. We expect an estimated $39.5 million of backlog to convert to revenue beyond 2014. The book-to-bill ratio was 0.8 during the year ended December 31, 2013.

        Included in our Energy Services segment backlog as of December 31, 2013 was $0.4 million related to the acquisition of Hetsco. Our remaining Energy Services segment backlog declined primarily due to the completion of capital project work in the second quarter 2013. We estimate the entire Energy Services segment backlog will convert to revenue in 2014. Excluding the effects of the acquisition of Hetsco, the book-to-bill ratio of project awards added to backlog to services rendered was 0.7 during the year ended December 31, 2013.

Year ended December 31, 2013 compared to year ended December 31, 2012

  Revenue

			Variance
($ in thousands)	2013	2012	$	%
Product Solutions	$208,193	$193,676	$14,518	7.5%
Nuclear Services	234,852	236,278	(1,426)	-0.6%
Energy Services	41,172	32,874	8,298	25.2%

Total	$484,218	$462,828	$21,390	4.6%

        Product Solutions Segment Revenue.    The composition of our Product Solutions segment revenue varies from period to period based on our product mix, the strength of various geographic markets we serve and our ability to address those markets. The geographic dispersion of where products were shipped during the years ended 2013 and 2012 was as follows:

  Revenue by Destination Shipped

        Product Solutions Segment:

			Variance
($ in thousands)	2013	2012	$	%
United States	$82,965	$56,009	$26,956	48.1%
Canada	18,462	4,306	14,156	328.8%
Europe	6,314	8,583	(2,269)	-26.4%
Mexico	7,283	4,091	3,192	78.0%
Asia	23,624	14,920	8,704	58.3%
Middle East	40,573	82,596	(42,023)	-50.9%
South America	21,781	17,182	4,599	26.8%
Other	7,191	5,989	1,202	20.1%

Total	$208,193	$193,676	$14,517	7.5%

        The increase in Product Solutions segment revenue during the year ended December 31, 2013, was primarily due to increased shipments to the U.S., Asia and Mexico, and incremental revenue of $15.5 million associated with the 2013 Acquisitions shipped to Canada. Additionally, power generation activity has increased significantly in our non U.S. markets.

        Nuclear Services Segment Revenue.    The decrease in Nuclear Services segment revenue was primarily due to an approximate $7.8 million reduction from non-recurring projects for year ended December 31, 2012. The impact of these non-recurring projects was partially offset by increased outages, and construction support work. All revenue from this segment is U.S. based.

Energy Services Segment Revenue.

			Variance
($ in thousands)	2013	2012	$	%
United States	$40,337	$32,874	$7,463	22.7%
Canada	69	—	69	100.0%
Asia	315	—	315	100.0%
Middle East	188	—	188	100.0%
Other	263	—	263	100.0%

Total	$41,172	$32,874	$8,298	25.2%

        The increase in Energy Services segment revenue was mainly due to the acquisition of Hetsco, which added $10.6 million. The increase was offset by a decline in fossil fuel plant revenue due to a reduction in the amount of capital project work as well as the completion of a major project in 2012. All revenue generated in 2013 outside the U.S. was a mix change towards less profitable power generation versus oil and gas products directly attributable to the acquisition of Hetsco.

  Gross Profit / Margin %

			Variance
($ in thousands)	2013	2012	$	%
Product Solutions	$47,211	$43,034	$4,177	9.7%
Gross Margin %	22.7%	22.2%
Nuclear Services	31,512	33,977	(2,465)	-7.3%
Gross Margin %	13.4%	14.4%
Energy Services	6,281	6,043	238	3.9%
Gross Margin %	15.3%	18.4%

Total	$85,004	$83,054	$1,950	2.3%

Gross Margin %	17.6%	17.9%

        Product Solutions Segment.    The gross profit in the Product Solutions segment increased during the year ended December 31, 2013. This increase to gross profit primarily relates to the fourth quarter of 2013 positive adjustment in the amount of $1.3 million to recognize deferred gross profit associated with inter-company projects that were closed in prior periods. During 2013, the gross profit margin in the power generation business (without the adjustment noted above) decreased due to a continuing product shift from the exhaust systems product to the air intake product, however, this was partially offset by increased gross profit margin as a result of the 2013 Acquisitions.

        Nuclear Services Segment.    The decrease in the Nuclear Services segment gross profit during the year ended December 31, 2013, was primarily due to non-recurring projects, which impacted gross profit dollars by approximately $2.0 million.

        Energy Services Segment.    The increase in Energy Services segment gross profit during the year ended December 31, 2013, was primarily due to the acquisition of Hetsco, partially offset by a decrease in gross margin of $2.9 million in the fossil fuel plant margins due to the non-recurring capital project work completed in 2012 and lower gross margins on a major project in 2013 as compared to 2012.

  Operating Expenses

			Variance
($ in thousands)	2013	2012	$	%
Selling and Marketing Expenses	$9,319	$6,583	$2,736	41.6%
General and Administrative Expenses	57,041	53,269	3,772	7.1%
Depreciation and Amortization Expense	6,599	2,756	3,843	139.4%

Total	$72,959	$62,608	$10,351	16.5%

        Selling and Marketing Expenses.    Consolidated selling and marketing expenses include the costs associated with selling and marketing our products and services. Major components of these costs are personnel, sales commissions, sales promotion, advertising, literature, bidding, estimating and trade shows. Consolidated selling and marketing expenses increased during the year ended December 31, 2013, resulting from incremental expenses of $1.2 million from the 2012 Acquisitions, and increased efforts for bid and proposal activity in our organic businesses.

        General and Administrative Expenses.    Consolidated general and administrative expenses include the costs associated with conducting our business, including general management, compensation and benefits of employees that are not direct costs of active projects, officers and directors, legal and professional fees and other general expenses. Consolidated general and administrative expenses increased by $3.8 million during the year ended December 31, 2013; primarily due to $5.3 million of incremental normal operating expenditures from the 2013 Acquisitions. Also contributing to the increase was $4.2 million of costs related to our realignment efforts and strategic investments in personnel and professional fees for our growth strategy. These increases were partially offset by $3.5 million of reduced stock and other incentive compensation expense and $2.0 million of lower legal and professional fees.

        Depreciation and Amortization Expenses.    Depreciation and amortization expense consists primarily of depreciation of fixed assets and amortization of definite-lived intangible assets and excludes amounts included in cost of revenue. Depreciation and amortization expenses increased by $3.8 million during the year ended December 31, 2013 due to incremental expenses of $3.5 million related to the 2013 Acquisitions.

  Operating Income / (Loss)

			Variance
($ in thousands)	2013	2012	$	%
Product Solutions	$8,963	$9,271	(308)	-3.3%
Nuclear Services	7,902	8,670	(768)	-8.9%
Energy Services	(4,819)	2,505	(7,325)	-292.4%

Total	$12,045	$20,446	$(8,401)	-41.1%

        Product Solutions Segment.    The decrease in the Product Solutions segment operating income during the year ended December 31, 2013 was primarily due to higher allocated acquisition costs in connection with the 2013 Acquisitions; approximately $2.5 million of business combination transaction costs were attributable to the 2013 Acquisitions. Additionally, although we experienced an overall growth in revenue, this growth was offset by a shift in product mix to lower gross margin products.

        Nuclear Services Segment.    The decrease in the Nuclear Services segment operating income during the year ended December 31, 2013 was primarily due to $0.7 million of restructuring charges and depreciation expense associated with capital investments; the remainder of the decrease in operating income was attributed to lower gross margins during the year ended December 31, 2013. Operating margins were 5.8% and 6.9% during the years ended December 31, 2013 and 2012, respectively.

        Energy Services Segment.    Of the decrease in the Energy Services segment operating income during the year ended December 31, 2013, $3.7 million was attributable to integration fees, transaction costs and amortization for the acquisition of Hetsco. The remaining $3.6 million was related primarily to the reduction in volume and gross margins of capital project work not repeated in 2013.

  Interest Expense, net

			Variance
($ in thousands)	2013	2012	$	%
Interest expense, net	$893	$1,563	$(670)	-42.9%

        Interest expense, net consists of interest on outstanding letters of credit, interest on our unused commitment and amortization of debt issuance costs offset by interest income earned on cash balances.

        The decrease was primarily attributable to extinguishing our Previous Credit Facility, resulting in a $1.1 million charge to write-off the remaining portion of unamortized debt issuance costs in 2012. This decrease was partially offset by $0.3 million increase in interest expense due to a higher level of borrowing in 2013 and a reduction of interest income of $0.1 million.

  Other Expense, net

			Variance
($ in thousands)	2013	2012	$	%
Other expense, net	$83	$282	$(199)	-70.6%

        The decrease in other expense, net during the year ended December 31, 2013, was primarily due to remeasuring U.S. dollars held in Europe to the functional Euro currency.

  Income Tax Expense (Benefit)

			Variance
($ in thousands)	2013	2012	$	%
Income tax expense, net	$(437)	$1,031	$(1,468)	-142.4%

        The decrease in income tax expense during 2013 was primarily related to the release of certain foreign tax credit valuation allowances of $4.6 million, which was larger than the 2012 releases from uncertain tax positions and increases to deferred tax assets.

        As of each reporting date, management considers all evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. As of December 31, 2013, in part because in the current year, we achieved a history of positive pre-tax income and anticipate significant additional future pre-tax income to be generated from our recently acquired businesses, we anticipate significant favorable, temporary book to tax differences to end in 2015 which will result in higher U.S. Federal taxable income, and we anticipate a significant growth in future foreign source income after allocations of corporate overhead. For these reasons, management determined that sufficient positive evidence exists as of December 31, 2013 to conclude that it is more likely than not that additional foreign tax credits of $4.6 million are realizable, and therefore, reduced the valuation allowance accordingly.

        As of December 31, 2013, we have remaining valuation allowances of $0.6 million for certain state net operating loss ("NOL") carryforwards which we do not believe are realizable as we do not anticipate future operations in those states. We also have valuation allowances against foreign tax credit carryforwards of $2.2 million as of December 31, 2013 which will remain in effect until evidence is available that foreign tax credits can be utilized, the foreign tax credits expire or the related foreign entity is dissolved.

        Management's assessment in 2013 included consideration of all available positive and negative evidence including, among other evidence, the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), recent utilization of NOL carryforwards, historical operating income, projected future taxable income, including foreign source income, customer concentration, tight credit markets and tax planning strategies. Based on results of the assessment, we determined that it was more likely than not that the U.S. NOL, foreign NOL and certain state NOL carryforwards and certain foreign tax credit carryforwards were realizable based on the guidance provided in ASC 740.

        Our effective tax rate was -4.0% during 2013, compared to 5.5% during 2012. The decrease in our 2013 effective tax rate was primarily due to a reduction in the valuation allowances on certain foreign tax credits during 2013. Other contributing factors included the mix of earnings in various tax jurisdictions, and a decrease in state effective tax rate. The reduction in foreign tax credit valuation allowances reduced our effective tax rate by approximately 41.5% in 2013 and the reduction to state tax expense decreased our effective tax rate by approximately 1.2%. Permanent differences between book and tax treatment of certain items increased our effective tax rate by approximately 6.5% during 2013 and 2.1% during 2012.

        As of December 31, 2013, we would need to generate approximately $79.3 million of future financial taxable income to realize our deferred tax assets.

  Income from Discontinued Operations, Net of Tax

			Variance
($ in thousands)	2013	2012	$	%
Income from discontinued operations, net of tax	$279	$284	$(5)	-1.8%

        Income from discontinued operations, net of tax during the year ended December 31, 2013 and 2012 were fully comprised of the Deltak business unit, divested on August 31, 2011. Income from discontinued operations, net of tax in 2013 consisted primarily of the expiration of warranty periods partially offset by costs incurred on the wind-down of in-process contracts and legal and professional fee expenses.

  Loss on Disposal of Discontinued Operations, Net of Tax

			Variance
($ in thousands)	2013	2012	$	%
Loss on disposal, net of tax	$—	$(260)	$260	-100.0%

        The loss on disposal of discontinued operations, net of tax of $0.3 million in 2012 was due to the final settlement with Hamon in connection with the 2011 sale of substantially all of the operating assets of Deltak, L.L.C.

Year ended December 31, 2012 compared to year ended December 31, 2011

  Revenue

			Variance
($ in thousands)	2012	2011	$	%
Product Solutions	$193,676	$157,880	$35,796	22.7%
Nuclear Services	236,278	273,683	(37,405)	-13.7%
Energy Services	32,874	25,276	7,598	30.1%

Total	$462,828	$456,839	$5,989	1.3%

        Product Solutions Segment Revenue.    The composition of our Product Solutions revenue varies from period to period based on our product mix, the strength of various geographic markets we serve and our ability to address those markets. The geographic dispersion of where products were shipped during the years ended 2012 and 2011 was as follows:

			Variance
($ in thousands)	2012	2011	$	%
United States	$56,009	$42,489	$13,520	31.8%
Canada	4,306	5,800	(1,494)	-25.8%
Europe	8,583	5,513	3,070	55.7%
Mexico	4,091	4,568	(477)	-10.4%
Asia	14,920	19,028	(4,108)	-21.6%
Middle East	82,596	62,353	20,243	32.5%
South America	17,182	10,289	6,893	67.0%
Other	5,988	7,840	(1,852)	-23.6%

Total	$193,676	$157,880	$35,796	22.7%

        The increase in Product Solutions segment revenue during the year ended December 31, 2012 was primarily due to increased shipments to the Middle East and the U.S. and incremental revenue of $13.9 million associated with the 2012 Acquisitions.

        Nuclear Services Segment.    The composition of our Nuclear Services segment revenue varies from period to period based on contract mix (lump-sum versus cost plus and capital versus maintenance) and the number and scope of outages for our nuclear maintenance contracts. The decline in Nuclear Services segment revenue during the year ended December 31, 2012 was due to the decline in outage work which was primarily related to two fewer planned outages, as well as decreases in scope due to deferred maintenance and customer spending constraints. In addition, $27.5 million in revenue recognized in 2011 was attributable to a contract that has since expired. The impact of these volume reductions was partially offset by approximately $15.2 million from increased construction support work at new build and re-start nuclear reactor sites. Energy Services Segment. The composition of our Energy Services segment revenue varies from period to period based on contract mix (lump-sum versus fixed-price and capital versus maintenance). The increase in our Energy Services segment revenue during the year ended December 31, 2012 resulted from an $11.5 million increase in revenue from a large capital project that began at the end of 2011 and was completed in the fourth quarter of 2012. This increase was partially offset by a reduction in maintenance work at our fossil plant sites due to customer budget constraints.

  Gross Profit / Margin %

			Variance
($ in thousands)	2012	2011	$	%
Product Solutions	$43,034	$36,517	$6,517	17.8%
Gross Margin %	22.2%	23.1%
Nuclear Services	33,977	38,097	(4,120)	-10.8%
Gross Margin %	14.4%	13.9%
Energy Services	6,043	2,503	3,540	141.4%
Gross Margin %	18.4%	9.9%

Total	$83,054	$77,117	$5,937	7.7%

Gross Margin %	17.9%	17.0%

        Product Solutions Segment.    The increase in Product Solutions segment gross profit during the year ended December 31, 2012, was primarily due to increases in revenue associated with higher shipment volumes, which impacted gross profit dollars by approximately $5.1 million. In addition, the 2012 Acquisitions favorably impacted gross profit dollars by approximately $3.5 million. The effect of the volume increase was partially offset by a decrease in realized gross margin percentage. Contributing to the decrease in gross margin percentage were increased warranty costs of $0.9 million and unfavorable absorption of $0.9 million related to expansion for our parts manufacturing capacity.

        Nuclear Services Segment.    The gross profit for the Nuclear Services segment decreased during the year ended December 31, 2012 primarily as a result of reduction in revenue as a large capital project that began in 2009 was substantially completed in the first quarter of 2012. Additionally, the decrease in gross profit was the result of approximately $0.4 million of non-recurring project reserves.

        Energy Services Segment.    The gross profit for our Energy Services segment increased during the year ended December 31, 2012 primarily as a result of the higher gross margin percentages of the non-recurring capital project work completed in 2012 as compared to our typical maintenance contract work.

Operating Expenses

			Variance
($ in thousands)	2012	2011	$	%
Selling and Marketing Expenses	$6,583	$7,034	$(451)	-6.4%
General and Administrative Expenses	53,269	42,154	11,115	26.4%
Depreciation and Amortization Expense	2,756	1,373	1,383	100.7%

Total	$62,608	$50,561	$12,047	23.8%

        Selling and Marketing Expenses.    Consolidated selling and marketing expenses include the costs associated with selling and marketing our products and services. Major components of these costs are personnel, sales commissions, sales promotion, advertising, literature, bidding, estimating and trade shows. Consolidated selling and marketing expenses slightly decreased during the year ended December 31, 2012 as compared to the corresponding period in 2011.

        General and Administrative Expenses.    Consolidated general and administrative expenses include the costs associated with conducting our business, including general management, compensation and benefits of employees that are not direct costs of active projects, officers and directors, legal and professional fees and other general expenses. Consolidated general and administrative expenses increased by $11.0 million during the year ended December 31, 2012 as compared to the corresponding period in 2011. The increase was primarily due to $5.5 million in incremental expenses associated with the 2012 Acquisitions. Those costs included $2.9 million of transaction and integration costs; also impacting the increase was $1.5 million in expenses related to CEO and other costs, a $1.0 million increase in professional fees for strategic planning and tax projects and $0.6 million in higher non-cash stock compensation expenses in 2012. Higher wages and benefits for the effect of a full 12 months of corporate and operational management hires made in 2011 and 2012 also contributed $1.4 million to the increase in 2012. Additionally, within our Product Solutions segment, we incurred $1.3 million of incremental expenses related to product development, facility costs and expansion of our parts manufacturing capacity and $1.2 million related to the Enterprise Resource Planning ("ERP") system implementation.

        Depreciation and Amortization Expenses.    Depreciation and amortization expenses consist primarily of depreciation of fixed assets and amortization of definite-lived intangible assets and exclude amounts included in cost of revenue. Depreciation and amortization expenses increased by $1.3 million during the year ended December 31, 2012. The increase was primarily due to an incremental $1.0 million of non-cash intangible expenses related to the 2012 Acquisitions.

  Operating Income/ (Loss)

			Variance
($ in thousands)	2012	2011	$	%
Product Solutions	$9,271	$10,865	$(1,594)	-14.7%
Nuclear Services	8,670	16,504	(7,834)	-47.5%
Energy Services	2,505	(830)	3,335	-401.9%

Total	$20,446	$26,539	$(6,093)	-23.0%

        Product Solutions Segment.    Product Solutions operating income of $9.3 million during the year ended December 31, 2012 decreased $1.6 million during the corresponding period in 2011. This was primarily due to $2.2 million of higher allocated corporate costs due to higher overall corporate costs. The increased corporate costs were impacted by the CEO and other transition costs, strategic planning and tax projects, higher wages and benefits for the effect of a full 12 months of corporate management hires made in 2011 and non-cash stock compensation expense. Also impacting the $1.6 million decrease were losses related to the 2012 acquisitions of $1.0 million primarily due to business combination transaction costs. This was partially offset by higher organic profitability within Product Solutions segment of $1.6 million primarily due to increases in revenue.

        Nuclear Services Segment.    Nuclear Services segment operating income of $8.7 million during the year ended December 31, 2012 decreased $7.5 during the corresponding period in 2011. The decrease was primarily due to reduced gross profit of $4.1 million stemming from revenue declines. Additionally, allocation to the Nuclear Services segment of its proportionate share of corporate selling and administrative expenses increased by approximately $3.4 million. The increased corporate costs were impacted by the CEO and other transition costs, strategic planning and tax projects, higher wages and benefits for the effect of a full 12 months of corporate management hires made in 2011 and non-cash stock compensation expense.

        Energy Services Segment.    Energy Services segment operating income of $2.5 million during the year ended December 31, 2012 increased $3.0 million over the corresponding period in 2011. The increase was due to increased gross profit of $3.5 million stemming from revenue increases. Additionally, allocations to the Energy Services segment of its proportional share of corporate selling and administrative expenses increased by $0.5 million. The increased corporate costs were impacted by the CEO and other transition costs, strategic planning and tax projects, higher wages and benefits for the effect of a full 12 months of corporate management hires made in 2011 and non-cash stock compensation expense.

  Interest Expense, net

			Variance
($ in thousands)	2012	2011	$	%
Interest expense, net	$1,563	$1,119	$444	39.7%

        Interest expense, net consists of interest on outstanding letters of credit, interest on our unused commitment and amortization of debt issuance costs offset by interest income earned on cash balances.

        The increase in interest expense, net was primarily attributable to extinguishing our Previous Credit Facility, resulting in a $1.1 million charge to write-off the remaining portion of unamortized debt issuance costs. Additionally, we incurred $0.1 million of interest expense related to borrowings on the

Revolving Credit Facility during the fourth quarter of 2012. There were no borrowings during 2011. These increases were partially offset by $0.4 million in reduced amortization of debt issuance costs as well as lower interest expense of $0.4 million during 2012 due to lower rates on our unused commitments and outstanding letters of credit.

  Other Expense (Income), net

			Variance
($ in thousands)	2012	2011	$	%
Other expense, (income), net	$282	$(98)	$380	387.8%

        The increase in other expense, net during the year ended December 31, 2012 compared to the corresponding periods in 2011, was primarily due to the impact of remeasuring U.S. dollars held in Europe to the functional Euro currency. We did not have a U.S. dollar cash balance in Europe during 2011.

  Income Tax (Benefit) Expense

			Variance
($ in thousands)	2012	2011	$	%
Income tax (benefit) expense	$1,031	$(37,538)	$38,569	102.7%

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

        The 2012 and 2011 valuation allowance releases on deferred tax assets for intangible assets, accruals, foreign tax credits and U.S. federal and state NOL carryforwards were calculated in accordance with ASC 740. Management's 2012 and 2011 assessments included consideration of all available positive and negative evidence including, among other evidence, the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), recent utilization of NOL carryforwards, historical operating income, projected future taxable income, customer concentration, tight credit markets, and tax planning strategies. Based on results of the 2012 assessment, we determined that it was more likely than not that certain state and foreign NOL carryforwards were realizable based on the guidance provided in ASC 740. Based on results of the 2011 assessment, we determined that it was more likely than not that the applicable U.S. NOL carryforwards were realizable based on the guidance provided in ASC 740.

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

  Income from Discontinued Operations, Net of Tax

			Variance
($ in thousands)	2012	2011	$	%
Income from discontinued operations, net of tax	$284	$2,624	$(2,340)	-89.2%

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

  (Loss) Gain on Disposal of Discontinued Operations, Net of Tax

			Variance
($ in thousands)	2012	2011	$	%
(Loss) Gain on disposal, net of tax	$(260)	$11,178	$(11,438)	-102.3%

        The loss on disposal of discontinued operations, net of tax of $0.3 million in 2012 was due to the final settlement with Hamon. In 2011, the gain on disposal of discontinued operations, net of tax of $11.2 million resulted from our August 2011 sale of the Deltak business unit.

Liquidity and Capital Resources

Cash and Cash Equivalents

        As of December 31, 2013, our operating unrestricted cash and cash equivalents decreased by 56.4%, or $18.0 million, to $13.9 million from $31.9 million as of December 31, 2012. The operating cash balance of $13.9 million as of December 31, 2013 consisted of $5.4 million of U.S. cash and $8.5 million of non-U.S. cash; in general, these funds are not available to fund U.S. operations. The operating cash balance of $31.9 million as of December 31, 2012 consisted of $10.4 million of U.S. cash and $21.5 million of non-U.S. cash. The $13.0 million decline in non-U.S. cash relates to an inter-company borrowing in the fourth quarter to contribute to the pay down of the Revolving Credit Facility by the end of December 31, 2013.

        Our principal use of cash is to pay for our strategic acquisitions, customer contract related material, labor and subcontract labor, operating expenses, capital assets, and payment of quarterly cash dividends. We fund our business objectives, operations, and expansion of our operations through net cash flows from operations and draws against our Revolving Credit Facility. At December 31, 2013, we had $13.9 million in cash and cash equivalents and $118.1 million available under our Revolving Credit Facility that can be used, along with normal cash flows from operations, to fund any unanticipated shortfalls in future cash flows.

Restricted Cash

        The restricted cash balances as December 31, 2013 and December 31, 2012 of $0.1 million and $0.3 million, respectively, relate to the sale of Deltak in accordance with the Deltak sale agreement. This escrow was a funding mechanism for settlement of warranty claims and other possible contractual claims. On February 4, 2014 the remaining amount of the purchase price held in escrow related to the sale of the assets of Deltak was released to Global Power. See Note 15—Commitments and Contingencies to these consolidated financial statements for more information regarding the claims.

Revolving Credit Facility

        On February 21, 2012, we terminated our previous $150.0 million Credit Facility and entered into a new $100.0 million Credit Facility (as amended or supplemented from time to time, the "Revolving Credit Facility") with Wells Fargo Bank, National Association, as Administrative Agent, U.S. Bank National Association, as Syndication Agent and the various lending institutions party thereto. The Revolving Credit Facility is a multi-currency facility with a letter of credit sublimit of $75.0 million not to exceed $50 million. Proceeds of borrowings under the Revolving Credit Facility may be used for working capital, acquisitions and general corporate purposes. We have given a first priority lien on substantially all of our assets as security for the Revolving Credit Facility that has a maturity date of February 21, 2017.

        Effective December 17, 2013, we exercised our rights under the accordion feature pursuant to, and in accordance with the terms of the Revolving Credit Facility and increased the revolving credit commitments available to us under the Revolving Credit Facility from $100.0 million to $150.0 million, subject to certain customary conditions set forth in the Revolving Credit Facility. All other terms of the Revolving Credit Facility remain unchanged.

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

        In addition, the Revolving Credit Facility contains certain financial covenants including a maximum consolidated leverage ratio that cannot exceed the ratio of our consolidated funded indebtedness to our consolidated EBITDA for the four most recent quarters. We define EBITDA as net income (loss) plus interest expense, net of interest income, income taxes, stock-based compensation, and depreciation and amortization. Furthermore, our consolidated interest coverage ratio must be maintained at least at specified minimum levels. For these purposes, our consolidated interest coverage ratio is the ratio of (a) our consolidated EBITDA for the four most recent quarters to (b) our consolidated interest expense (consisting of all Global Power interest) for that period.

        As of December 31, 2013, we were in compliance with all debt covenants. We are subject to interest rate changes on our LIBOR-based variable interest rate under our Revolving Credit Facility. During 2013, we borrowed $67.0 million on our Revolving Credit Facility, and we repaid $44.0 million in December 2013. As of December 31, 2013, there were $23.0 million of outstanding borrowings on our Revolving Credit Facility, which was recorded as a long-term liability on our consolidated balance sheets as of December 31, 2013. The weighted-average interest rate on these borrowings was 1.9%.

        As of December 31, 2013, $118.1 million was available under our Revolving Credit Facility. Our ability to access the maximum amount of availability is dependent upon certain conditions as defined in the Revolving Credit Facility. We pay an unused line fee of 0.25%.

Letters of Credit and Bonds

        In line with industry practice, we are often required to provide letters of credit, surety and performance bonds to customers. These letters of credit and bonds provide credit support and security for the customer if we fail to perform our obligations under the applicable contract with such customer.

        The interest rate on letters of credit issued under the Revolving Credit Facility letter of credit sublimit was 1.5% per annum as of December 31, 2013. Should we need to borrow additional amounts against the revolver facility, we would incur an interest rate of LIBOR or a specified base rate, plus in each case, an additional margin based on the consolidated total leverage ratio. The Revolving Credit Facility includes additional margin ranges on base rate loans between 0.25% and 1.25% and between 1.25% and 2.25% on LIBOR-based loans.

        As of December 31, 2013, our outstanding stand-by letters of credit totaled approximately $8.9 million for our U.S. entities and $12.4 million (U.S. dollars) for non-U.S. entities. Currently, there are no amounts drawn upon these letters of credit. In addition, as of December 31, 2013, we had outstanding surety bonds on projects of approximately $30.7 million.

Working Capital

        Working capital represents total current assets less total current liabilities. At December 31, 2013, our working capital decreased by $11.6 million, or 9.7%, to $108.4 million from $120.0 million at December 31, 2012. The decrease in working capital primarily related to a decrease in cash resulting from the 2013 Acquisitions.

Net Cash Flows

Discontinued Operations

        Cash flows provided by operating activities included operating cash flows from discontinued operations of $0.3 million, $0.3 million and $1.1 million during the years ended December 31, 2013, 2012 and 2011, respectively.

        Our net consolidated cash flows consisted of the following, for the years ended December 31:

	Years Ended December 31,
($ in thousands)	2013	2012	2011
Statement of cash flow data:
Cash flows provided by (used in):
Operating activities	$19,738	$(8,650)	$31,161
Investing activities	(54,270)	(44,201)	16,557
Financing activities	14,862	(15,392)	(3,077)
Effect of exchange rate changes on cash	1,661	703	(624)

Change in cash and cash equivalents	$(18,009)	$(67,540)	$44,017

        Our operating, investing, financing activities and effect of exchange rate changes are described in more detail below.

Operating Activities

        For the years ended December 31, 2013, 2012, and 2011, net earnings adjusted for noncash activities provided cash of $22.1 million, $29.1 million, and $34.0 million, respectively, and our working capital accounts used cash of $2.4 million, $37.8 million, and $2.8 million, respectively. See Note 17—Other Supplemental Information of these consolidated financial statements for more information regarding the net effect of changes in operating activities.

        We expect that our net operating cash flows in 2014 and our Revolving Credit Facility will be sufficient to fund our current operations. There can be no assurance, however, that we will continue to generate cash flows at or above current levels. Certain events, such as the uncertainty of the worldwide economic environment, could impact our available cash or our ability to generate cash flows from operations.

Investing Activities

        During 2013, we used $49.5 million to invest in our 2013 Acquisitions, purchased capital assets of $5.2 million, were provided cash from the release of restricted cash relating to the Deltak escrow funds of $0.3 million and received proceeds from the sale of equipment of $0.1 million.

        During 2012, we used $44.5 million to invest in our 2012 Acquisitions, purchased capital assets of $5.8 million and were provided cash from the release of restricted cash relating to the Deltak escrow funds of $6.1 million.

        During 2011, we received cash through the sale of our Deltak business generating $19.4 million in proceeds and recognized transfers of restricted cash of $1.0 million for the release escrow funds attributable to the October 2007 sale of Global Power Asia, Ltd. We used $3.8 million to purchase capital assets.

Financing Activities

        During 2013, we used cash to pay dividends of $6.2 million, repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation of $1.7 million and recognized debt issuance costs of $0.2 million. Additionally, we borrowed $67.0 million and paid back $44.0 million under our Revolving Credit Facility.

        During 2012, we used cash to pay dividends of $4.6 million, repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation of $3.0 million, disbursed cash of $6.8 million attributable to the stock repurchase program approved in May, 2012 and more fully described below, and recognized debt issuance costs of $1.0 million. Additionally, we borrowed $15.0 million and paid back $15.0 million under our Revolving Credit Facility.

        During 2011, we used cash to repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation of $3.1 million. We had no borrowings under our previous Credit Facility during 2011.

Effect of Exchange Rate Changes on Cash

        For the years ended December 31, 2013 and 2012, the effect of exchange rate changes increased cash by $1.7 million and $0.7 million primarily resulting from the strengthening of the Euro against the U.S. Dollar. For the year ended December 31, 2011, the effect of exchange rate changes decreased cash by $0.6 million primarily owing to slow recovery of the European markets.

Dividend and Stock Repurchases

        In May 2012, our Board of Directors approved a dividend policy related to our common stock. The dividends declared during each of the second, third and fourth quarters of 2012 and each of the first, second, third and fourth quarters of 2013 were $0.09 per share and dividends paid totaled approximately $1.5 million in each of those quarters. We anticipate the cash used for future dividends and the repurchase program will come from current U.S. cash and from on-going U.S. operating activities and the cash generated from such activities. The timing and amounts of any future dividends are subject to determination and approval by our Board of Directors.

        Additionally, in May 2012, our Board of Directors authorized a program to repurchase up to two million shares of our common stock until the earlier of June 30, 2014 or a determination by the Board of Directors to discontinue the repurchase program. The repurchase program does not obligate us to acquire any specific number of shares. Through December 31, 2012, we had repurchased 421,731 shares for an aggregate cost of approximately $6.8 million since the inception of the repurchase program announced on June 1, 2012. There were no repurchases during 2013. As of December 31, 2013, there were 1,578,269 shares remaining for repurchase under the current authorization.

Short Term Liquidity Outlook

        We remain focused on organic growth and continue to leverage the integration of the 2012 Acquisitions and 2013 Acquisitions that will allow us to generate positive cash flow. Additionally, the realignment of our segments allows us to be closer to our customers, deliver products and services more efficiently, and creates a scalable organization for delivering growth. As we continue to drive efficiency through lean processes and take cost out through product reengineering we believe our net cash provided by operations during 2013 of $19.7 million will continue and we are on track to generate positive cash flow in subsequent periods for the next 12 to 24 months. We expect to fund the $0.9 million purchase obligation that relates to real property that we currently lease in the Netherlands with our net cash provided by operations during 2014. However, if our existing capital resources or cash flows become insufficient to meet current business plans, projections, and existing capital requirements, we may be required to raise additional funds, which may not be available on favorable terms, if at all.

Long Term Liquidity Outlook

        We fund our business objectives, operations, and expansion of our operations through net cash flows from operations and draws against our Revolving Credit Facility. At December 31, 2013, we had $118.1 million available under our Revolving Credit Facility that can be used, subject to certain conditions, along with normal cash flows from operations, to fund any unanticipated shortfalls in future cash flows. The Revolving Credit Facility has a maturity date of February 21, 2017.

        If we default on our Revolving Credit Facility, the participating banks may restrict our ability to borrow additional funds under the Revolving Credit Facility, require that we immediately repay all outstanding loans with interest and require the cash collateralization of outstanding letter of credit obligations. We have given a first priority lien on substantially all of our assets as security for the Revolving Credit Facility.

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

Financing

        On February 21, 2012, we entered into the Revolving Credit Facility, which replaced our Previous Credit Facility. Effective December 17, 2013, we exercised our rights under the accordion feature pursuant to and in accordance with the terms of the Revolving Credit Facility, and increased the revolving credit commitments available to us under the Revolving Credit Facility from $100.0 million to $150.0 million. As of December 31, 2013, we had $23.0 million outstanding under our Revolving Credit Facility and we were in compliance with all financial and other covenants under the Revolving Credit Facility. During 2013, we borrowed $67.0 million on our Revolving Credit Facility to fund the 2013 Acquisitions and we repaid $44.0 million of the $67.0 million in December 2013.

        The Revolving Credit Facility allows for borrowings up to $150.0 million, subject to outstanding standby letters of credit and other restrictions. The facility has a $75.0 million revolving letter of credit facility and provides access to multi-currency funds. The Revolving Credit Facility has a maturity date of February 21, 2017.

        The Revolving Credit Facility, while structured to support strategic growth initiatives and provide flexibility regarding return on capital alternatives, includes affirmative and negative covenants, including customary limitations on securing additional debt and liens and restrictions on transactions and payments as well as the following two financial covenants:

  •
  Our maximum consolidated leverage ratio cannot exceed specified limits. For these purposes, our consolidated leverage ratio on any date is the ratio of our consolidated funded indebtedness to our consolidated EBITDA for the four most recent quarters. We define EBITDA as net income (loss) plus interest expense, net of interest income, income taxes, stock-based compensation, and depreciation and amortization.

  •
  Our consolidated interest coverage ratio must be maintained at least at specified minimum levels. For these purposes, our consolidated interest coverage ratio is the ratio of (a) our consolidated EBITDA for the four most recent quarters to (b) our cash from consolidated interest expense (consisting of all Global Power interest) for that period.

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

        As of December 31, 2013, we are in compliance with all debt covenants.

        We are subject to interest rate changes on our LIBOR-based variable interest rate under our Revolving Credit Facility. During 2013, we borrowed $67.0 million on our Revolving Credit Facility, and we repaid $44.0 million in December 2013. As of December 31, 2013, there were $23.0 million of outstanding borrowings on our Revolving Credit Facility, which was recorded as a long-term liability on our consolidated balance sheet as of December 31, 2013. The weighted-average interest rate on those borrowings was 1.9%.

        As of December 31, 2013, $118.1 million was available under our Revolving Credit Facility. Our ability to access the maximum amount of availability is dependent upon certain conditions as defined in the Revolving Credit Facility. We pay an unused line fee of 0.25% pursuant to the terms of our Revolving Credit Facility.

        Letters of Credit and Bonds.    In line with industry practice, we are often required to provide letters of credit, surety and performance bonds to customers. These letters of credit and bonds provide credit support and security for the customer if we fail to perform our obligations under the applicable contract with such customer.

        The interest rate on letters of credit issued under the Revolving Credit Facility letter of credit sublimit was 1.25% per annum as of December 31, 2013. Should we need to borrow additional amounts against the Revolving Credit Facility, we would incur an interest rate of LIBOR or a specified base rate, plus in each case, an additional margin based on our consolidated leverage ratio. The Revolving

Credit Facility includes additional margin ranges on base rate loans between 0.25% and 1.25% and between 1.25% and 2.25% on LIBOR-based loans.

        As of December 31, 2013, our outstanding stand-by letters of credit under the Revolving Credit Facility totaled approximately $8.9 million for our U.S. entities and $12.4 million (U.S. dollars) for non-U.S. entities. Currently, there are no amounts drawn upon these letters of credit. In addition, as of December 31, 2013, we had outstanding surety bonds on projects of approximately $30.7 million.

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

        As of December 31, 2013, we had a contingent liability for issued and outstanding stand-by letters of credit, generally issued to secure performance on customer contracts. As of December 31, 2013, the balance of stand-by letters of credit totaled approximately $8.9 million for U.S. entities and $12.4 million (U.S. dollars) for non-U.S. entities. Currently, there are no amounts drawn upon these letters of credit. In addition, as of December 31, 2013, we had outstanding surety bonds on projects of approximately $30.7 million. Our subsidiaries provide financial guarantees for certain contractual obligations in the ordinary course of business. As of December 31, 2013, the balance of these financial guarantees was no greater than $20.8 million.

Contractual Obligations

        Our cash requirements as of December 31, 2013 for contractual obligations were as follows:

($ in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating Lease Obligations(1)	$11,903	$3,232	$4,859	$2,084	$1,728
Purchase Obligations(2)	884	884	—	—	—
Debt Obligations(3)	23,000	—	—	23,000	—

Total	$35,787	$4,116	$4,859	$25,084	$1,728

(1)
We enter into operating leases in the normal course of business. Some lease agreements provide us with the option to renew the leases or purchase the leased property. Our future operating lease payments would change if we exercised these renewal options and if we entered into additional operating lease agreements.

(2)
Purchase obligations relate to real property. In 2010, we entered into an agreement to purchase real property that we currently lease in the Netherlands. As of December 31, 2013, the purchase obligation was approximately $0.9 million at the exchange rate as of December 31, 2013 and will be due for payment in 2014.

(3)
Debt obligations relate to amounts outstanding under our Revolving Credit Facility.

        The table above does not include potential payments relating to our:

  •
  Commitment fees of $0.1 for unused lines of credit as management believes that our interest expense on the unused line will not have a material impact on our cash flows and financial positions: or

  •
  uncertain tax positions of $4.7 million as of December 31, 2013, as we cannot reasonably predict the timing of the net cash outflows associated with the settlement of these obligations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        We may be exposed to market risk through changes in interest rates and foreign currency exchange fluctuations. We have established policies to monitor and control these market risks.

        Foreign Exchange Rate Risk.    We operate in a number of international areas and are involved in transactions denominated in currencies other than the U.S. dollar, which exposes us to foreign currency exchange rate risk. We have from time-to-time used derivative instruments to hedge our foreign currency transactions. We did not enter into any such instruments as of or during the year ended December 31, 2013. We do not hold or issue foreign currency forward contracts, option contracts or other derivative financial instruments for speculative purposes.

        Interest Rate Risk.    Our primary market risk exposure is volatility of interest rates, primarily in the U.S. We are subject to interest rate changes on our LIBOR-based variable interest rate under our Revolving Credit Facility. As of December 31, 2013, we had $23.0 million outstanding on our Revolving Credit Facility. During 2013, we borrowed $67.0 million and repaid $44.0 million on our Revolving Credit Facility. Prior to the fourth quarter of 2012, we had not borrowed funds since the November 2010 payoff of the term loan on our Previous Credit Facility.

        Interest Rate Sensitivity.    Based on the absence of any term loan borrowings as of December 31, 2013, a 50 basis point fluctuation in short-term interest rates would have a $0.1 million impact on our expected pre-tax income on an annual basis.

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

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

  Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rules 13a-15(e) and 15d-15(e)under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

        We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

  Management's Report on Internal Controls Over Financial Reporting

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

        Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the criteria set forth in Internal Control—Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Internal Control—Integrated Framework 1992 summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring. The scope of management's assessment of the effectiveness of internal control over financial reporting excluded the acquisition of IBI Power, which was acquired on July 9, 2013, and Hetsco which was acquired on April 30, 2013. Collectively, the 2013 Acquisitions' assets as of December 31, 2013 and net revenues and loss from continuing operations before income taxes for the year ended December 31, 2013 constitute approximately 18%, 5% and 17% of our total assets, net revenues and loss from continuing operations before income taxes, respectively. Note 3 to our consolidated financial statements includes a discussion of the 2013 Acquisitions. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

        BDO USA, LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2013, as stated in their reports on pages F-2 and F-2 of this report.

  Changes in Internal Control Over Financial Reporting

        During the three months ended December 31, 2013, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

 Part III

Item 10.    Directors, Executive Officers and Corporate Governance.

        The information required by Item 10 with respect to the executive officers and key employees is included in Part I of this Annual Report on Form 10-K.

        The information required by Item 10 with respect to the directors is incorporated by reference to the information included under the caption "Election of Directors" in our Proxy Statement for the 2014 Annual Meeting of Stockholders, which we plan to file within 120 days after December 31, 2013, the end of our fiscal year.

        The information required by Item 10 with respect to compliance with Section 16 of the Exchange Act is incorporated by reference to the information included under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2014 Annual Meeting of Stockholders.

        The information required by Item 10 with respect to the audit committee and the audit committee financial expert is incorporated by reference to the information included under the caption "The Board, its Committees and its Compensation Board Leadership and Committee Composition—Audit Committee" in our Proxy Statement for the 2014 Annual Meeting of Stockholders.

        The information required by Item 10 with respect to the Code of Business Conduct and Ethics is posted on our website at www.globalpower.com, in the Investor Relations section under "Corporate Governance—Code of Business Conduct and Ethics of Global Power".

        We will post information regarding any amendment to, or waiver from, our Code of Business Conduct and Ethics on our website at www.globalpower.com in the Investor Relations section under "Corporate Governance."

Item 11.    Executive Compensation.

        The information required by Item 11 is incorporated by reference to the information included under the captions "Executive Compensation," "The Board, its Committees and its Compensation—Director Compensation," "Compensation Committee Interlocks and Insider Participation," "Compensation Discussion and Analysis" and "Compensation Committee Report" in our Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by Item 12 is incorporated by reference to the information included under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

        The information required by Item 13 with respect to certain relationships and related transactions is incorporated by reference to the information included under the captions "Certain Relationships and Related Transactions" and "The Board, its Committees and its Compensation—Director Independence" in our Proxy Statement for the 2014 Annual Meeting of Stockholders.

        The information required by Item 13 with respect to director independence is incorporated by reference to the information included under the captions "Certain Relationships and Related Transactions" and "The Board, its Committees and its Compensation—Director Independence" in our Proxy Statement for the 2014 Annual Meeting of Stockholders.

Item 14.    Principal Accountant Fees and Services.

        The information required by Item 14 with respect to the fees and services of BDO USA, LLP, our independent registered public accounting firm, and the audit committee's pre-approved policies and procedures, are incorporated by reference to the information included under the caption "Fees Paid to Auditors" in our Proxy Statement for the 2014 Annual Meeting of Stockholders.

Part IV

Item 15.    Exhibits and Financial Statement Schedules.

  Documents filed as part of this Report:

Financial Statements:    The following report of independent accountants and our consolidated financial statements are set forth in the index beginning on page F-1:

  •
  Reports of Independent Registered Public Accounting Firm

  •
  Consolidated Balance Sheets as of December 31, 2013 and 2012

  •
  Consolidated Statements of Operations during the years ended December 31, 2013, 2012 and 2011

  •
  Consolidated Statements of Changes in Stockholders' Equity during the years ended December 31, 2013, 2012 and 2011

  •
  Consolidated Statements of Cash Flows during the years ended December 31, 2013, 2012 and 2011

  •
  Notes to Consolidated Financial Statements

        The following financial statement schedule is contained on page F-39 in this Report.

  •
  Valuation and Qualifying Accounts and Reserves during the years ended December 31, 2013, 2012 and 2011

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

F-1
Consolidated financial statements as of December 31, 2013 and 2012, and during the years ended December 31, 2013, 2012 and 2011.

Exhibits:    The following exhibits are furnished as exhibits to this Form 10-K:

Exhibit	Description
2.1	Membership Interest Purchase and Sale Agreement, dated as of July 14, 2012, by and among Global Power, Koontz-Wagner Holdings, LLC and, solely with respect to Sections 7.12(b)(2) and 7.12(c) thereof, High Street Capital III SBIC, L.P. (filed as Exhibit 10.3 to our Form 10-Q filed with the commission on August 9, 2012 and incorporated herein by reference).
3.1	Second Amended and Restated Certificate of Incorporation of Global Power (filed as Exhibit 3.1 to our Form 10 filed with the Commission on April 30, 2010 and incorporated herein by reference).
3.2
Certificate of Amendment, dated June 30, 2010, to Second Amended and Restated Certificate of Incorporation of Global Power (filed as Exhibit 3.2 to our Amendment No. 2 to Form 10 filed with the Commission on July 20, 2010 and incorporated herein by reference).

Exhibit	Description
3.3	Second Amended and Restated By-Laws of Global Power (filed as Exhibit 3.2 to our Form 10 filed with the Commission on April 30, 2010 and incorporated herein by reference).
3.4	Third Amended and Restated By-Laws of Global Power (filed as Exhibit 3.1 to our Form 10-Q filed with the Commission on August 15, 2011 and incorporated herein by reference).
10.1
Credit Agreement, dated as of January 22, 2008 (the "Credit Agreement"), by and among Global Power, certain of its subsidiaries, Morgan Stanley Senior Funding, Inc., Morgan Stanley & Co. Incorporated, The CIT Group/Business Credit Inc., General Electric Capital Corporation, and the other lenders from time to time party thereto. (filed as Exhibit 10.1 to our Amendment No. 2 to Form 10 filed with the Commission on July 20, 2010 and incorporated herein by reference).+
10.2
Amendment No. 1 to the Credit Agreement, effective as of April 24, 2008 (filed as Exhibit 10.2 to our Amendment No. 2 to Form 10 filed with the Commission on July 20, 2010 and incorporated herein by reference).
10.3
Amendment No. 2 to the Credit Agreement, effective as of July 30, 2008 (filed as Exhibit 10.3 to our Amendment No. 2 to Form 10 filed with the Commission on July 20, 2010 and incorporated herein by reference).+
10.4	Amendment No. 3 to the Credit Agreement, effective as of December 31, 2009 (filed as Exhibit 10.4 to our Form 10 filed with the Commission on April 30, 2010 and incorporated herein by reference).
10.5	Form of Warrant, dated January 22, 2008 (filed as Exhibit 10.7 to our Form 10 filed with the Commission on April 30, 2010 and incorporated herein by reference).
10.6
Management Incentive Co-Investment Plan of Global Power, dated as of December 4, 2007 (filed as Exhibit 10.8 to our Form 10 filed with the Commission on April 30, 2010 and incorporated herein by reference).*
10.7	Global Power 2008 Management Incentive Plan (filed as Exhibit 10.9 to our Form 10 filed with the Commission on April 30, 2010 and incorporated herein by reference).*
10.8	Global Power Incentive Compensation Plan (filed as Exhibit 10.10 to our Form 10 filed with the Commission on April 30, 2010 and incorporated herein by reference).*
10.9	Global Power 2008 Director's Equity Incentive Plan (filed as Exhibit 10.14 to our Form 10 filed with the Commission on April 30, 2010 and incorporated herein by reference).*
10.10
Employment Agreement, dated as of September 11, 2009, by and between Global Power and David L. Keller (filed as Exhibit 10.15 to our Form 10 filed with the Commission on April 30, 2010 and incorporated herein by reference).*
10.11
Amended and Restated Employment Agreement, dated as of January 28, 2008, by and between Global Power and David L. Willis (filed as Exhibit 10.18 to our Form 10 filed with the Commission on April 30, 2010 and incorporated herein by reference).*
10.12
Amended and Restated Employment Agreement, dated as of September 1, 2008, by and between Global Power and Dean J. Glover (filed as Exhibit 10.19 to our Form 10 filed with the Commission on April 30, 2010 and incorporated herein by reference).*

Exhibit	Description
10.13	Amended and Restated Employment Agreement, dated as of October 1, 2007, by and among Global Power, Williams Industrial Services Group, L.L.C. and Kenneth W. Robuck (filed as Exhibit 10.20 to our Form 10 filed with the Commission on April 30, 2010 and incorporated herein by reference).*
10.14
Employment Agreement, dated as of November 21, 2006, by and among Global Power, Braden Manufacturing, L.L.C. and Gene F. Schockemoehl (filed as Exhibit 10.21 to our Form 10 filed with the Commission on April 30, 2010 and incorporated herein by reference).*
10.15
Employment Agreement, dated as of March 22, 2010, by and between Global Power and Tracy D. Pagliara (filed as Exhibit 10.22 to our Amendment No. 2 to Form 10 filed with the Commission on July 20, 2010 and incorporated herein by reference).*
10.16
Amendment No. 4 to the Credit Agreement, effective as of June 25, 2010 (filed as Exhibit 10.23 to our Amendment No. 2 to Form 10 filed with the Commission on July 20, 2010 and incorporated herein by reference).
10.17	Amended and Restated Global Power Incentive Compensation Plan (filed as Exhibit 10.1 to our Form 10-Q filed with the Commission on May 16, 2011 and incorporated herein by reference).*
10.18	Global Power 2011 Equity Incentive Plan (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on May 24, 2011 and incorporated herein by reference).*
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
10.21
Credit Agreement, dated as of February 21, 2012 (the "New Credit Agreement"), by and among Global Power, certain of its subsidiaries, Wells Fargo Bank, National Association, U.S. Bank National Association, and the other lenders from time to time party thereto (filed as Exhibit 10.26 to our Form 10-K filed with the Commission on March 14, 2012 and incorporated herein by reference).
10.22
Amendment No. 1 to the Credit Agreement, dated as of April 25, 2012, entered into by and among Global Power, certain of its subsidiaries, Wells Fargo Bank, National Association, U.S. Bank National Association, and the other lenders from time to time party thereto (filed as Exhibit 10.1 to our Form 10-Q filed with the Commission on May 1, 2012 and incorporated herein by reference).
10.23
Retirement Agreement by and between David L. Keller and Global Power, dated as of June 6, 2012 (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on June 12, 2012 and incorporated herein by reference).*
10.24
Employment Agreement by and between Luis Manuel Ramírez and Global Power, dated as of June 6, 2012 (filed as Exhibit 10.2 to our Form 8-K filed with the Commission on June 12, 2012 and incorporated herein by reference).*

Exhibit	Description
10.25	Amendment No. 2 to the Credit Agreement, dated as of July 19, 2012, entered into by and among Global Power, certain of its subsidiaries, Wells Fargo Bank, National Association, U.S. Bank National Association, and the other lenders from time to time party thereto (filed as Exhibit 10.4 to our Form 10-Q filed with the Commission on August 9, 2012 and incorporated herein by reference).
10.26
Amendment to Attachment A of the Form of Global Power Restricted Shares Unit Agreement (filed as Exhibit 10.5 to our Form 10-Q/A filed with the Commission on August 20, 2012 and incorporated herein by reference).*
10.27	Form of Global Power Restricted Shares Award Agreement (filed as Exhibit 10.1 to our Form 10-Q filed with the Commission on November 8, 2012 and incorporated herein by reference).*
10.28	Global Power Short-Term Incentive Plan (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on February 26, 2013 and incorporated herein by reference).*
10.29
Amendment No. 3 to the Credit Agreement, dated as of March 4, 2013 and effective as of December 7, 2012, entered into by and among Global Power, certain of its subsidiaries, Wells Fargo Bank, National Association, U.S. Bank National Association, and the other lenders from time to time party thereto (filed as Exhibit 10.29 to our Form 10-K filed with the Commission on March 7, 2013 and incorporated herein by reference).
10.30	Form of Global Power Restricted Shares Unit Agreement (filed as Exhibit 10.30 to our Form 10-K filed with the Commission on March 7, 2013 and incorporated herein by reference).*
10.31
Separation Agreement by and between Kenneth W. Robuck and Global Power, dated as of June 24, 2013 and effective July 1, 2013 (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on June 28, 2013 and incorporated herein by reference).*
10.32
Severance Arrangement, by and between Raymond K. Guba and Global Power, dated as of November 18, 2013 (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on November 18, 2013 and incorporated herein by reference).*
10.33
Lender Joinder Agreement, dated as of December 17, 2013, by and among Global Power Equipment Group, as the borrower, certain other subsidiaries of the borrower, Wells Fargo Bank, National Association, as administrative agent, and U.S. Bank, National Association, Branch Banking and Trust Company and JP Morgan Chase Bank, N.A., as lenders (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on December 17, 2013 and incorporated herein by reference).
10.34	Global Power Equipment Group Inc. Executive Severance Plan.*♦
10.35	Offer letter to Penny Sherrod-Campanizzi dated as of October 1, 2012.*♦
10.36	Offer letter to Melanie Barth dated as of November 3, 2012.*♦
10.37	Offer letter to Raymond K. Guba dated as of October 3, 2013.*♦
10.38	Consulting Services Agreement, by and between David L. Willis and Global Power, dated as of November 18, 2013.♦
18.1	BDO USA, LLP Preferability Letter dated August 26, 2013 (filed as Exhibit 18.1 to our Form 10-Q filed with the Commission on November 7, 2013 and incorporated herein by reference).

Exhibit	Description
21.1	Subsidiaries of Global Power.♦
23.1	Consent of Independent Registered Public Accounting Firm.♦
24.1	Powers of Attorney for our directors and certain executive officers.♦
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.♦
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.♦
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.♦
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.♦
101.INS	XBRL Instance Document♦
101.SCH	XBRL Taxonomy Extension Schema Document♦
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document♦
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document♦
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document♦
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document♦

*
Indicates a management contract or compensatory plan or arrangement.

+
We have requested and received confidential treatment of certain information contained in this exhibit under 17 C.F.R. § 200.80(b)(4) and § 240.24b-2.

♦
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Form to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 17, 2014

GLOBAL POWER
By:	/s/ LUIS MANUEL RAMÍREZ Luis Manuel Ramírez, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ LUIS MANUEL RAMÍREZ Luis Manuel Ramírez	Chief Executive Officer, President and Director (Principal Executive Officer)	March 17, 2014
/s/ RAYMOND K. GUBA Raymond K. Guba	Chief Financial Officer and Senior Vice President (Principal Financial Officer)	March 17, 2014
/s/ CARL BARTOLI Carl Bartoli	Director	March 17, 2014
/s/ TERENCE CRYAN Terence Cryan	Director	March 17, 2014
/s/ EUGENE I. DAVIS Eugene I. Davis	Director	March 17, 2014
/s/ CHARLES MACALUSO Charles Macaluso	Director and Chairman of the Board	March 17, 2014
/s/ MICHAEL E. SALVATI Michael E. Salvati	Director	March 17, 2014
/s/ FRANK E. WILLIAMS, JR. Frank E. Williams, Jr.	Director	March 17, 2014

Global Power Equipment Group Inc.
and Subsidiaries

Contents

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Global Power Equipment Group Inc.
Irving, Texas

        We have audited the accompanying consolidated balance sheets of Global Power Equipment Group Inc. (the "Company") as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules listed in the accompanying index. These consolidated financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Power Equipment Group Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

        Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Global Power Equipment Group Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 17, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Dallas, Texas
March 17, 2014

 Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Global Power Equipment Group Inc.
Irving, Texas

        We have audited Global Power Equipment Group Inc.'s (the "Company") internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Global Power Equipment Group Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As indicated in the accompanying Item 9A, Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Hetsco Holdings, Inc. ("Hetsco") and IBI, LLC ("IBI"), which were acquired on April 30, 2013 and July 9, 2013, respectively, and which are included in the consolidated balance sheet of Global Power Equipment Group Inc. as of December 31, 2013, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the year then ended. These acquired entities collectively constituted 18% and 17% of total assets and net assets, respectively, as of December 31, 2013, and 5% and 17% of net revenues and net loss from continuing operations before taxes, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Hetsco and IBI because of the timing of the acquisitions which were completed on April 30, 2013, and July 9, 2013, respectively. Our audit of internal control over financial reporting of

Global Power Equipment Group Inc. also did not include an evaluation of the internal control over financial reporting of Hetsco or IBI.

        In our opinion, Global Power Equipment Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Global Power Equipment Group Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 17, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Dallas, Texas
March 17, 2014

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$13,942	$31,951
Restricted cash	120	317
Accounts receivable, net of allowance of $557 and $990, respectively	93,484	90,573
Inventories	6,476	6,808
Costs and estimated earnings in excess of billings	41,804	50,059
Deferred tax assets	3,301	4,859
Other current assets	8,215	5,535

Total current assets	167,342	190,102
Property, plant and equipment, net	20,644	15,598
Goodwill	109,930	89,346
Intangible assets, net	60,594	36,985
Deferred tax assets	7,630	11,282
Other long-term assets	1,258	1,505

Total assets	$367,398	$344,818

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,664	$24,749
Accrued compensation and benefits	14,798	16,724
Billings in excess of costs and estimated earnings	12,757	16,205
Accrued warranties	3,261	4,073
Other current liabilities	8,483	8,389

Total current liabilities	58,963	70,140
Long-term debt	23,000	—
Other long-term liabilities	5,844	4,680

Total liabilities	87,807	74,820
Commitments and contingencies (Note 15)
Stockholders' equity:
Common stock, $0.01 par value, 170,000,000 shares authorized and 18,294,998 and 17,941,529 shares issued, respectively, and 17,059,943 and 16,804,826 shares outstanding, respectively	183	179
Paid-in capital	69,049	66,660
Accumulated other comprehensive income	3,473	1,812
Retained earnings	206,898	201,358
Treasury stock, at par (1,235,055 and 1,136,703 common shares, respectively)	(12)	(11)

Total stockholders' equity	279,591	269,998

Total liabilities and stockholders' equity	$367,398	$344,818

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except share and per share amounts)

	Years Ended December 31,
	2013	2012	2011
Revenue	$484,218	$462,828	$456,839
Cost of revenue	399,214	379,774	379,722

Gross profit	85,004	83,054	77,117
Selling and marketing expenses	9,319	6,583	7,034
General and administrative expenses	57,041	53,269	42,154
Depreciation and amortization expense	6,599	2,756	1,373

Total operating expenses	72,959	62,608	50,561
Reorganization expense	—	—	17

Operating income	12,045	20,446	26,539
Interest expense, net	893	1,563	1,119
Other expense (income), net	83	282	(98)

Income from continuing operations before income tax	11,069	18,601	25,518
Income tax expense (benefit)	(437)	1,031	(37,538)

Income from continuing operations	11,506	17,570	63,056
Discontinued operations:
Income from discontinued operations, net of tax	279	284	2,624
(Loss) gain on disposals, net of tax	—	(260)	11,178

Income from discontinued operations	279	24	13,802

Net income	$11,785	$17,594	$76,858

Basic earnings per weighted average common share:
Income from continuing operations	$0.68	$1.04	$3.95
Income from discontinued operations	0.02	—	0.86

Income per common share—basic	$0.70	$1.04	$4.81

Weighted average number of shares of common stock outstanding—basic	16,919,981	16,885,259	15,981,223

Diluted earnings per weighted average common share:
Income from continuing operations	$0.68	$1.02	$3.70
Income from discontinued operations	0.01	—	0.81

Income per common share—diluted	$0.69	$1.02	$4.51

Weighted average number of shares of common stock outstanding—diluted	17,045,095	17,247,723	17,024,382

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	Years Ended December 31,
	2013	2012	2011
Net income	$11,785	$17,594	$76,858
Foreign currency translation adjustment	1,661	1,304	(874)

Comprehensive income	$13,446	$18,898	$75,984

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

($ in thousands, except share and per share amounts)

	Common Shares $0.01 Per Share
				Accumulated Other Comprehensive Income		Treasury Shares
			Paid-in Capital		Retained Earnings
	Shares	Amount				Shares	Amount	Total
Balance, December 31, 2010	15,586,237	$156	$65,890	$1,382	$111,629	(116,950)	$(1)	$179,056
Reverse treasury shares for stock-based compensation	(42,408)	—	—	—	—	42,408	—	—
Stock-based compensation	274,670	3	3,607	—	—	(7,969)	—	3,610
Warrants exercised	952,889	9	(2)	—	—	(307,344)	(3)	4
Net income	—	—	—	—	76,858	—	—	76,858
Foreign currency translation	—	—	—	(874)	—	—	—	(874)

Balance, December 31, 2011	16,771,388	168	69,495	508	188,487	(389,855)	(4)	258,654

Stock-based compensation	439,859	4	3,998	—	—	(115,666)	(1)	4,001
Warrants exercised	730,282	7	(5)	—	—	(209,451)	(2)	—
Dividends declared	—	—	—	—	(4,723)	—	—	(4,723)
Stock repurchases	—	—	(6,828)	—	—	(421,731)	(4)	(6,832)
Net income	—	—	—	—	17,594	—	—	17,594
Foreign currency translation	—	—	—	1,304	—	—	—	1,304

Balance, December 31, 2012	17,941,529	179	66,660	1,812	201,358	(1,136,703)	(11)	269,998

Stock-based compensation	353,469	4	2,389	—	—	(98,352)	(1)	2,392
Dividends declared	—	—	—	—	(6,245)	—	—	(6,245)
Net income	—	—	—	—	11,785	—	—	11,785
Foreign currency translation	—	—	—	1,661	—	—	—	1,661

Balance, December 31, 2013	18,294,998	$183	$69,049	$3,473	$206,898	(1,235,055)	$(12)	$279,591

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Years Ended December 31,
	2013	2012	2011
Operating activities:
Net income	$11,785	$17,594	$76,858
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit provision	(2,051)	(851)	(34,806)
Depreciation and amortization on plant, property and equipment and intangible assets	8,034	3,697	2,355
Amortization on deferred financing costs	184	1,244	527
Loss on disposals of equipment	—	—	10
Pre-tax loss (gain) on disposals of discontinued operations	—	400	(17,331)
Stock-based compensation	4,145	7,035	6,402
Changes in operating assets and liabilities, net of businesses acquired and sold	(2,359)	(37,769)	(2,854)

Net cash provided by (used in) operating activities	19,738	(8,650)	31,161
Investing activities:
Acquisitions, net of cash acquired	(49,451)	(44,492)	—
Proceeds from sale of business, net of restricted cash and transaction costs	306	6,124	19,369
Net transfers of restricted cash	—	—	1,019
Proceeds from sale of equipment	71	15	6
Purchase of property, plant and equipment	(5,196)	(5,848)	(3,837)

Net cash (used in) provided by investing activities	(54,270)	(44,201)	16,557
Financing activities:
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(1,752)	(3,034)	(3,084)
Debt issuance costs	(171)	(924)	—
Stock repurchases	—	(6,832)	—
Dividends paid	(6,215)	(4,602)	—
Proceeds from long-term debt	65,000	15,000	—
Payments of long-term debt	(42,000)	(15,000)	—
Proceeds from warrants exercised	—	—	7

Net cash provided by (used in) financing activities	14,862	(15,392)	(3,077)
Effect of exchange rate changes on cash	1,661	703	(624)

Net change in cash and cash equivalents	(18,009)	(67,540)	44,017
Cash and cash equivalents, beginning of year	31,951	99,491	55,474

Cash and cash equivalents, end of year	$13,942	$31,951	$99,491

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS AND ORGANIZATION

        Global Power Equipment Group Inc. and its wholly owned subsidiaries (unless the context requires otherwise, "Global Power", the "Company", "we", "us" or "our") is a comprehensive provider of customer engineered equipment, as well as modification and maintenance services for customers in the power generation, oil & gas, power and energy infrastructure, process and industrial markets. In September 2013, we realigned our operations into three reportable segments; Production Solutions, Nuclear Services and Energy Services. Through our Product Solutions segment, we design, engineer and manufacture gas turbine auxiliary products and control houses for customers throughout the world. Through our Nuclear Services segment and our Energy Services segment, we provide on-site specialty modification and maintenance services, outage management, facility upgrade services, specialty maintenance and other industrial services to nuclear, fossil-fuel and hydroelectric power plants and other industrial operations in the United States ("U.S."). Our corporate headquarters are located in Irving, Texas, with various facilities around the U.S. and internationally in The Netherlands, Mexico and China.

        Effective as of January 1, 2013, our Board of Directors determined to change from a traditional month-end calendar close cycle to a 4-4-5 calendar close methodology during interim periods. Our fiscal year will continue to end on December 31. Under this methodology, each interim period is comprised of 13 weeks, which includes two 4-week months and one 5-week month, and begins on Monday and ends on Sunday. The 4-4-5 close methodology will change the accounting periods to month-end dates that would be different than the traditional last day of the standard month end. We will label our quarterly information using a calendar convention, that is, first quarter will be labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. This change in methodology aligns our financial calendar to our payroll cycle simplifying our close process. The effects of this practice are modest and only exist within a reporting year. The fiscal closing calendar from 2013 through 2014 is available on our website, ir.globalpower.com/financials.cfm. The reporting periods and applicable reports for the year 2013 were as follows:

Fiscal Period	Reporting Period	Report to be Filed
First quarter of fiscal 2013	January 1, 2013 to March 31, 2013	Quarterly Report on Form 10-Q
Second quarter of fiscal 2013	April 1, 2013 to June 30, 2013	Quarterly Report on Form 10-Q
Third quarter of fiscal 2013	July 1, 2013 to September 29, 2013	Quarterly Report on Form 10-Q
Fourth quarter of fiscal 2013	September 30, 2013 to December 31, 2013	Annual Report on Form 10-K

Acquisitions:    During 2013 and 2012, we completed the following acquisitions:

Business Acquired	Date of Closing	Net Assets Acquired (in millions)	Primary Form of Consideration
IBI, LLC	July 9, 2013	$18.6	Cash
Hetsco Holdings, Inc	April 30, 2013	$32.4	Cash
TOG Holdings Inc	September 5, 2012	$12.2	Cash
Koontz Wagner Custom Controls Holdings LLC	July 30, 2012	$32.3	Cash

        Each of the acquired businesses has been included in our results of operations since the date of closing. Due to the timing of these acquisitions and related operating results, our 2013 and 2012 operating results are not entirely comparable. See Note 3—Acquisitions.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—BUSINESS AND ORGANIZATION (Continued)

        Seasonality:    A portion of our business, primarily in our Energy Services segment and Nuclear Services segment, is seasonal, resulting in fluctuations in revenue and gross profit during our fiscal year. Generally, the second and fourth quarters are the peak periods for our Energy Services and Nuclear Services Segments as those are periods of low electricity demand during which our customers schedule planned outages. Our Product Solutions segment is less affected by seasons and is more impacted by the cyclicality of and fluctuations in the U.S. and international economies that we serve.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation:    The accompanying consolidated financial statements include the accounts of Global Power and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

        Discontinued Operations Presentation:    In August 2011, we completed the sale of substantially all of the operating assets of our Deltak L.L.C. ("Deltak") business unit. Discontinued operations are presented net of tax. The following notes relate to our continuing operations only unless otherwise noted.

        Dollar Amounts:    All dollar amounts (except share and per share amounts) presented in the tabulations within the notes to our consolidated financial statements are stated in thousands of dollars, unless otherwise noted.

        Revenue Recognition:    We are organized in three reportable segments: Product Solutions, Nuclear Services and Energy Services. Substantially all of our revenue within Product Solutions is derived from fixed-priced contracts. Within Nuclear Services and Energy Services, we enter into a variety of contract structures including cost plus reimbursements, time and material contracts and fixed-price contracts. The determination of the contract structure within Nuclear Services and Energy Services is based on the scope of work, complexity and project length and customer preference and contract terms. We expense pre-contract costs as incurred. Change orders are included in total estimated contract revenue when they can be reliably estimated and it is probable that the change order will be approved by the customer or realized. Costs related to change orders are recognized when they are incurred. In Product Solutions, revenue for gas turbine auxiliary and control house equipment is recognized on the completed contract method, typically when the unit is delivered and title and risk of loss have transferred to the customer. Revenue for the Selective Catalytic Emission Reduction ("SCR") product line in Product Solutions and the fixed-price contracts in Nuclear Services and Energy Services are recognized on the percentage-of-completion method.

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

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Product Solutions revenue for gas turbine auxiliary and control house equipment is recognized on the completed contract method, typically when the unit is shipped. Certain of these contracts specify separate delivery dates of individual equipment units or require customer acceptance of a product. In circumstances where separate delivery dates of individual equipment units exist, we recognize revenue when the customer assumes the risk of loss and title for the equipment, which is generally the date the unit is shipped, and corresponding costs previously deferred are charged to expense. In circumstances where the contract requires customer acceptance of a product in addition to transfer of title and risk of loss to the customer, revenue is either recognized (i) upon shipment when we are able to demonstrate that the customer specific objective criteria have been met or (ii) upon customer acceptance. Once title and risk of loss have transferred and, where applicable, customer acceptance is complete, we have no further performance obligations. Our SCR product line follows percentage-of-completion method based on cost-to-cost input measures. Regardless of contract provisions, we require that the customer assumes risk of loss and title, and the installation is operating according to specifications or is an uninstalled unit that has been accepted by the customer for revenue to be recognized. Changes in job performance, job conditions, estimated profitability, final contract settlements and resolution of claims may result in revisions to job costs and income amounts that are different than amounts originally estimated.

        Cost plus and time and material contracts represent the majority of the contracts in Nuclear Services and Energy Services. For these contract types, we recognize revenue when services are performed based upon an agreed-upon price for the completed services or based upon the hours incurred and agreed-upon hourly rates. Some of our contracts include provisions that adjust contract revenue for safety, schedule or other performance measures. On cost reimbursable contracts, revenue is recognized as costs are incurred and includes applicable mark-up earned through the date services are provided. Fixed price contracts are recognized under the percentage-of-completion method using cost-to-cost measures.

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

        Revenue and cost of revenue for the discontinued Deltak business unit, which was discontinued in August 2011 and is more fully described in Note 4—Discontinued Operations and Sale of Deltak Assets, were recognized on the percentage-of-completion method based on the percentage of actual hours incurred to date in relation to total estimated hours for each contract. This method was used because

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

management considered expended labor hours to be the best available measure of progress on these contracts.

        Cash and Cash Equivalents:    Cash and cash equivalents include cash on hand and on deposit with initial maturities of three months or less. As of December 31, 2013, we had $8.5 million of cash and cash equivalents outside the U.S. as well as $5.4 million of cash and cash equivalents within the U.S.

        Accounts Receivable:    Accounts receivables are reported net of allowance for doubtful accounts and discounts. The allowance is based on numerous factors including but not limited to (i) current market conditions, (ii) review of specific customer economics and (iii) other estimates based on the judgment of management. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. We do not generally charge interest on outstanding amounts.

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

        Long-Lived Assets:    Long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. We group long-lived assets by legal entity for purposes of recognition and measurement of an impairment loss as this is the lowest level for which cash flows are independent.

        Goodwill and Other Intangible Assets: Goodwill is not amortized to expense, but rather we test goodwill for impairment annually and more frequently if circumstances warrant. Impairment write-downs are charged to results of operations in the period in which the impairment is determined.

        We determine fair values for each of the reporting units using an income approach. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each reportable unit. We also use the market approach to estimate the remaining portion of our reporting unit valuation. This technique utilizes comparative market multiples in the valuation estimate. While the income approach has the advantage of utilizing more company specific information, the market approach has the advantage of capturing market based transaction

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

pricing. Estimated fair value of all of our reporting units from each approach often results in a premium over our market capitalization, commonly referred to as a control premium. Assessing the acceptable control premium percentage requires judgment and is impacted by external factors such as observed control premiums from comparable transactions derived from the prices paid on recent publicly disclosed acquisitions in our industry.

        Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including current and historical actual operating results, balance sheet carrying values, our most recent forecasts, and other relevant quantitative and qualitative information. If current or expected conditions deteriorate, it is reasonably possible that the judgments and estimates described above could change in future periods and result in impairment charges.

        During the three months ended September 30, 2013, we changed our annual impairment testing date from December 31 to the first day of the fourth quarter, which we label as October 1. The change in testing date for goodwill is a change in accounting principle, which we believe is preferable as the new date of the assessment. This change better aligns the timing of our budgeting process with this test, as the impairment test is dependent on the results of the budgeting and forecasting process, and provides additional time prior to our year-end to complete the goodwill impairment testing and report the results in our Annual Report on Form 10-K. The change in the assessment date does not delay, accelerate or avoid a potential impairment charge. We have determined that it is impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of each October 1 of prior reporting periods without the use of hindsight. As such, we have prospectively applied the change in annual goodwill impairment test date as of the first day of the fourth quarter of 2013.

        In 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2012-02, "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment," which provides entities with the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. The Company elected to bypass the qualitative assessment option and continue performing the first step of the goodwill impairment test.

        In connection with our reportable segments, we also assessed our reporting units that are operating segments or one level below the operating segment for impairment testing. We considered the management of operating activities, discrete financial information, similarities of economic characteristics, and the nature of the products, production processes, customers, distribution and regulatory environments. For impairment testing of goodwill and other indefinite-lived assets we tested TOG as a separate reporting unit from Product Solutions with the remainder tested as the Auxiliary Products and Electrical Solutions product lines. We tested Hetsco as a separate reporting unit from Energy Solutions with the remainder tested as the Industrial Solutions reporting unit, and we tested the Nuclear Solutions segment as a reporting unit.

        We did not identify any impairment of our recorded goodwill from our most recent testing, which was performed as of October 1, 2013. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. We have not identified any such events and, accordingly, have not tested goodwill for impairment during the three months ended December 31, 2013.

        We review identified intangible assets with defined useful lives and subject to amortization for impairment whenever events or changes in circumstances indicate that the related carrying amounts

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

may not be recoverable. Determining whether an impairment loss occurred requires comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. We test intangible assets with indefinite lives annually for impairment using a fair value method such as discounted cash flows.

        Cost of Revenue:    Cost of revenue for the Product Solutions, Nuclear Services and Energy Services segments primarily includes charges for materials, direct labor and related benefits, freight (inbound and outbound), direct supplies and tools, purchasing and receiving costs, inspection costs and internal transfer costs. Cost of revenue for Product Solutions segment also includes warehousing costs and utilities related to production facilities and, where appropriate, an allocation of overhead.

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

        Advertising Costs:    We account for advertising costs in accordance with ASC 720-35—Advertising Costs. Generally, advertising costs are immaterial and are expensed as incurred and included in selling and marketing expense.

        General and Administrative Expense:    General and administrative expense is primarily comprised of indirect labor and related benefits, legal and professional fees, indirect utilities, office rent, bad debt expense, indirect travel and related expenses and indirect depreciation on property, plant and equipment.

        Stock-Based Compensation Expense:    We measure and recognize stock-based compensation expense based on estimated fair values of the stock awards on the date of grant. Vesting of stock awards is based on certain performance, market and service conditions or service only conditions over a one to four year period. For all awards with graded vesting other than awards with performance-based vesting conditions, we record compensation expense for the entire award on a straight-line basis over the requisite service period, net of forfeitures. For graded-vesting awards with performance-based vesting conditions, total compensation expense is recognized over the requisite service period for each separately vesting tranche of the award as if the award is, in substance, multiple awards once performance criteria are set. We recognize stock-based compensation expense related to performance awards based upon our determination of the potential likelihood of achievement of the performance target at each reporting date, net of estimated forfeitures. Stock-based compensation expense is included in operating expenses in the accompanying consolidated statements of operations.

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

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Under ASC 740—Income Taxes ("ASC 740"), FASB requires companies to assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available positive and negative evidence, using a "more likely than not" standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company's current or previous operating history are given more weight than its future outlook, although we do consider future taxable income projections, ongoing tax planning strategies and the limitation on the use of carryforward losses in determining valuation allowance needs. We establish valuation allowances for our deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

        Derivative Financial Instruments:    ASC 815—Derivatives and Hedging ("ASC 815"), requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. For derivatives designated as hedges, changes in the fair value are either offset against the change in fair value, for the risk being hedged, of the assets and liabilities through earnings, or recognized in accumulated other comprehensive income until the hedged item is recognized in earnings.

Adoption of New Accounting Pronouncements:

        In July 2013, the FASB issued ASU 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, an

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

amendment to FASB ASC Topic 740, Income Taxes ("FASB ASC Topic 740"). This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. We are currently evaluating the impact on our consolidated financial statements and financial statement disclosures.

        In July 2013, the FASB issued ASU 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes, an amendment to FASB ASC Topic 815, Derivatives and Hedging ("FASB ASC Topic 815"). The update permits the use of the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes under FASB ASC Topic 815, in addition to the interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate ("LIBOR"). The update also removes the restriction on using different benchmark rates for similar hedges. This ASU is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this standard is not expected to have a material impact on our consolidated financial statements and our financial statement disclosures.

        In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters: Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity ("ASU 2013-05"). ASU 2013-05 provides updated guidance to clarify the applicable guidance for a parent company's accounting for the release of the cumulative translation adjustment into net income upon derecognition of certain subsidiaries or groups of assets within a foreign entity or of an investment in a foreign entity. This guidance is effective for fiscal periods beginning after December 15, 2013, and is to be applied prospectively to derecognition events occurring after the effective date. ASU 2013-05 is not expected to have a material impact on our consolidated financial statements or financial statement disclosures.

        In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income ("ASU 2013-02"). ASU 2013-02 requires disclosure of significant amounts reclassified out of accumulated other comprehensive income by component and their corresponding effect on the respective line items of net income. The adoption of this standard in February 2013 did not have an impact on our consolidated financial statements, and there was no material impact to our financial statement disclosures.

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

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Otherwise, no further impairment testing is required. This standard is effective for us beginning January 1, 2013, with early adoption permitted under certain conditions. The adoption of this standard in January 2013 did not have an impact on our consolidated financial statements, and there was no material impact to our financial statement disclosures.

NOTE 3—ACQUISITIONS

        Since January 1, 2012, we acquired 100% equity in four businesses, which included three products companies and one industrial gas services company, all based in the U.S. These acquisitions allow us to expand our products and service offerings internationally and in the U.S. A summary of the acquisitions is as follows:

Business Acquired	Date of Closing	Net Assets Acquired (in millions)	Segment	Primary Form of Consideration
IBI, LLC	July 9, 2013	$18.6	Product Solutions	Cash
Hetsco Holdings, Inc	April 30, 2013	$32.4	Energy Services	Cash
TOG Holdings Inc.	September 5, 2012	$12.2	Product Solutions	Cash
Koontz Wagner Custom Controls Holdings LLC	July 30, 2012	$32.3	Product Solutions	Cash

        Each of the acquired businesses has been included in our results of operations since the date of closing. Due to the timing of each acquisition and related operating results, our 2013 and 2012 operating results are not entirely comparable.

        On July 9, 2013, we acquired IBI, LLC ("IBI Power" or "IBI"), a leading manufacturer of custom power packaging and integration solutions, including control house systems, generator enclosures and industrial tanks. The aggregate consideration paid consisted of $18.6 million in cash, after final working capital adjustments and other adjustments of which $0.7 million was payable as of December 31, 2013 and paid in January, 2014. IBI Power's financial results are included in our Product Solutions segment as of the acquisition date.

        On April 30, 2013, we acquired Hetsco Holdings, Inc. and its wholly owned subsidiary Hetsco, Inc. (together "Hetsco"), a global provider of mission critical brazed aluminum heat exchanger repair, maintenance and safety services to the industrial gas, liquefied natural gas and petrochemical industries. The aggregate acquisition price consisted of $32.4 million in cash, after final working capital adjustments. The financial results of the Hetsco acquisition have been included in our Energy Services segment as of the acquisition date.

        We funded the purchase of the IBI Power and Hetsco acquisitions (together, the "2013 Acquisitions") through a combination of cash on hand and draws on our Revolving Credit Facility.

        The following table summarizes the consideration paid for the 2013 Acquisitions and presents the preliminary allocation of these amounts to the net tangible and identifiable intangible assets based on the estimated fair values as of the respective acquisition dates. These allocations require the significant

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—ACQUISITIONS (Continued)

use of estimates and are based on the information that was available to management at the time these consolidated financial statements were prepared.

	2013 Acquisition Activity
($ in thousands)	Hetsco	IBI Power	Total
Current assets, including cash and cash equivalents of $0.9 million	$7,733	$8,304	$16,037
Property, plant and equipment	867	2,822	3,689
Identifiable intangible assets	19,100	8,700	27,800
Goodwill	15,567	5,018	20,585

Total assets acquired	43,267	24,844	68,111
Current liabilities	(2,265)	(6,203)	(8,468)
Long-term deferred tax liability	(7,515)	—	(7,515)
Other long-term liabilities	(1,089)	—	(1,089)

Net assets acquired	$32,398	$18,641	$51,039

        Management determined the purchase price allocations for the 2013 Acquisitions based on estimates of the fair values of the tangible and intangible assets acquired and liabilities assumed. We utilized recognized valuation techniques, including the income approach and cost approach for the net assets acquired. The fair value of the assets acquired and liabilities assumed are preliminary and remain subject to potential adjustments including but not limited to assessment of income tax related assets and liabilities.

        Acquired intangible assets in 2013 of $27.8 million consisted of customer relationships, trade names and noncompete agreements. The amortization period for these intangible assets, except trade names which are indefinite, ranges from five to seven years. We recorded $1.7 million of amortization expense related to these intangible assets during the year ended December 31, 2013 covering the period of May 1, 2013 through December 31, 2013. The major classes of intangible assets are as follows:

($ in thousands)	Weighted Average Amortization Years	2013
Customer Relationships	7	$16,800
Trade Names	Indefinite	9,200
Noncompetes	5	1,800

		$27,800

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—ACQUISITIONS (Continued)

        The estimated future aggregate amortization expense of intangible assets from the 2013 Acquisitions as of December 31, 2013 is set forth below:

($ in thousands)
For the Fiscal Year Ending December 31—
2014	$2,760
2015	2,760
2016	2,760
2017	2,760
2018	2,545
Thereafter	3,345

Total	$16,930

        The $5.0 million of goodwill arising from the IBI Power acquisition into the Product Solutions segment consists largely of expectations that this acquisition broadens our customer base to switchgear original equipment manufacturers ("OEMs") and adds backup power and distributed power applications to our product portfolio. Also impacting the IBI goodwill is operational synergies among the IBI Power business and the Koontz Wagner Custom Controls business. The $15.6 million of goodwill arising from the Hetsco acquisition into The Energy Services segment consists largely of expectations that this acquisition expands our service offerings to the industrial gas market to customers including original equipment manufacturers and owners of petrochemical and industrial gas plants. The goodwill associated with the IBI Power acquisition is deductible for tax purposes whereas the goodwill associated with the Hetsco acquisition is not deductible for tax purposes.

        We incurred $4.9 million of transaction, due diligence and integration costs during the year ended December 31, 2013 that are reflected in Hetsco's and IBI Power's results as a period expenses. These costs included pre-acquisition due diligence costs, transaction and integration costs. These costs were included in general and administrative expenses in our consolidated statements of operations for the year ended December 31, 2013.

        Revenue of approximately $26.1 million and an operating loss before income taxes of approximately $2.1 million are included in our consolidated results of operations for the year ended December 31, 2013 related to the 2013 Acquisitions. Excluding the $4.9 million of acquisition related costs as well as intangible amortization costs of $1.7 million, the 2013 Acquisitions contributed $4.5 million of pre-tax operating income during the year ended December 31, 2013.

        On July 30, 2012, we acquired Koontz-Wagner Custom Controls Holdings LLC ("Koontz-Wagner"), a leading manufacturer and integrator of engineered packaged control house solutions for the energy, oil & gas, and electrical industries. The aggregate acquisition price consisted of $32.3 million in cash.

        On September 5, 2012, we acquired the equity of TOG Holdings, Inc., together with its subsidiary, TOG Manufacturing Corporation (together, "TOG"). TOG provides precision machined metal and alloy parts to original equipment manufacturers for the steam and natural gas turbine power generation market. The aggregate acquisition price consisted of $12.2 million in cash. Additionally, the TOG net assets acquired included $0.1 million of cash.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—ACQUISITIONS (Continued)

        We funded the purchase of the Koontz-Wagner acquisition and the TOG acquisition (together, the "2012 Acquisitions") with cash on hand. The financial results of the 2012 Acquisitions have been included in our Product Solutions segment as of their respective acquisition dates.

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

	2012 Acquisition Activity
($ in thousands)	KWCC	TOG	Total
Current assets, including cash and cash equivalents of $0.1 million	$8,745	$2,205	$10,950
Property, plant and equipment	433	1,119	1,552
Identifiable intangible assets	19,570	5,900	25,470
Goodwill	9,085	6,243	15,328

Total assets acquired	37,833	15,467	53,300
Current liabilities	(4,184)	(640)	(4,824)
Long-term deferred tax liability	—	(2,583)	(2,583)
Other long-term liabilities	(1,346)	—	(1,346)

Net assets acquired	$32,303	$12,244	$44,547

        The purchase price allocations of the fair value of the assets acquired and liabilities assumed for the 2012 Acquisitions were finalized in 2013 with the closing of associated escrow accounts. No adjustments to the purchase price allocations were required.

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

($ in thousands)	Weighted Average Amortization Years	2012
Customer Relationships	9	$19,300
Trade Names	Indefinite	5,100
Noncompetes	5	1,070

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

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—ACQUISITIONS (Continued)

        We recognized $1.9 million of transaction, due diligence and integration costs that were expensed during the year ended December 31, 2012, which are included in general and administrative expenses in our consolidated statements of operations for the year ended December 31, 2012.

        Revenue of approximately $51.7 million and an operating income before income taxes of approximately $2.6 million are included in our consolidated results of operations for the year ended December 31, 2013 related to the 2012 Acquisitions. Excluding the intangible amortization costs of $2.5 million for the year ended December 31, 2013, the 2012 Acquisitions contributed $5.1 million of pre-tax operating income during the year ended December 31, 2013.

        Revenue of approximately $13.9 million and an operating loss before income taxes of approximately $1.0 million are included in our consolidated results of operations for the year ended December 31, 2012 related to the 2012 Acquisitions following their respective dates of acquisitions. Excluding the acquisition related costs of $1.9 million as well as intangible amortization costs of $1.0 million, the 2012 Acquisitions contributed $1.9 million of pre-tax operating income during 2012.

        The following unaudited pro forma information has been provided for illustrative purposes only and is not necessarily indicative of results that would have occurred had the 2013 Acquisitions been in effect since January 1, 2012 and had the 2012 Acquisitions been in effect since January 1, 2011, nor are they necessarily indicative of future results.

	Years ended December 31, (unaudited)
($ in thousands, except per share data)	2013	2012	2011
Revenue	$517,503	$530,656	$499,136
Income from continuing operations	13,270	18,173	64,415
Earnings per share from continuing operations:
Basic	$0.78	$1.08	$4.03
Diluted	$0.78	$1.05	$3.78

        The unaudited pro forma consolidated results during the years ended December 31, 2013, 2012 and 2011 have been prepared by adjusting our historical results to include the 2013 Acquisitions as if they occurred on January 1, 2012 and the 2012 Acquisitions as if they occurred on January 1, 2011. These unaudited pro forma consolidated historical results were then adjusted for the following:

  •
  a net reduction in interest expense during the years ended December 31, 2013 and 2012 as we did not acquire existing debt from the 2012 and 2013 Acquisitions offset by interest expense on our $30.0 million net borrowings on the Revolving Credit Facility in association with the 2013 Acquisitions,

  •
  an increase in amortization expense due to the incremental intangible assets recorded related to the 2012 and 2013 Acquisitions,

  •
  a decrease in depreciation expense relating to the net impact of adjusting acquired property and equipment to the acquisition date fair values,

  •
  a net increase in stock compensation expense associated with restricted stock granted as part of the Hetsco acquisition offset by a reduction in stock compensation expense resulting from the cancellation of Hetsco's previous stock grants,

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—ACQUISITIONS (Continued)

  •
  adjustments to reflect the impact of $1.9 million of transaction costs related to the 2012 Acquisitions as of January 1, 2011,

  •
  adjustments to reflect the impact of $2.1 million of transaction costs related to the 2013 Acquisitions as of January 1, 2012, and

  •
  adjustments to tax effect the pro forma results of the 2012 and 2013 Acquisitions at Global Power's estimated domestic statutory tax rate of 39% for all periods.

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

NOTE 4—DISCONTINUED OPERATIONS AND SALE OF DELTAK ASSETS

        In August 2011, we completed the sale of substantially all of the operating net assets of Deltak business unit, which was part of the Product Solutions segment. All open contracts not assigned to the buyer were completed by the fourth quarter of 2012; however, warranty periods will remain open until 2014. We have reported the disposition of the Deltak business unit as discontinued operations in accordance with the guidance of ASC 205-20—Discontinued Operations.

        We earned income during 2013, 2012 and 2011 from discontinued operations due to (i) expiration of warranty periods partially offset by costs incurred on the wind-down of in-process contracts, settlement of claims and legal and professional fee expenses, (ii) the sale of the Deltak business unit in 2011 and (iii) the wind-down of the large-scale heat recovery steam generator ("HRSG") operations initiated during our bankruptcy.

        The following table presents selected information regarding the results of our discontinued operations:

	Years Ended December 31,
($ in thousands)	2013	2012	2011
Revenue	$2	$213	$27,794
Income before income taxes	484	329	3,145
Income tax expense	(205)	(45)	(521)
(Loss) gain on disposal of assets, net of tax	—	(260)	11,178

Income from discontinued operations	$279	$24	$13,802

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—DISCONTINUED OPERATIONS AND SALE OF DELTAK ASSETS (Continued)

        We recorded a pre-tax gain on disposal of $17.3 million during 2011 related to the sale of the Deltak business unit as follows:

($ in thousands)
Gross proceeds	$31,000
Adjusted for:
Working capital	(4,935)
Net book value of assets disposed	(5,894)
Transaction costs	(2,840)

Pre-tax gain	17,331
Income taxes	(6,153)

Gain on disposition, net of tax	$11,178

        We recorded a pre-tax loss on disposal of $0.4 million during 2012, primarily related to the settlement of claims. See Note 15—Commitments and Contingencies to these consolidated financial statements for more information regarding the claims.

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

        Our property, plant and equipment balances, by significant asset category, are as follows:

		December 31,
	Estimated Useful Lives
($ in thousands)		2013	2012
Land	—	$761	$765
Buildings and improvements	5 - 39 years	9,678	7,828
Machinery and equipment	3 - 12 years	18,291	13,572
Furniture and fixtures	2 - 10 years	10,929	10,195
Construction-in-progress	—	3,138	1,582

		42,797	33,942
Less accumulated depreciation		(22,153)	(18,344)

Property, plant and equipment, net		$20,644	$15,598

        Construction-in-progress primarily included building improvements and machinery and equipment as of December 31, 2013 and December 31, 2012. Depreciation expense related to continuing operations was approximately $6.6 million, $2.7 million and $1.6 million during the years ended December 31, 2013, 2012 and 2011, respectively. Depreciation expense from discontinued operations was approximately $0.3 million during the year ended December 31, 2011. There was no depreciation expense from discontinued operations during the years ended December 31, 2013 and December 31, 2012.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

        The changes in the carrying amount of goodwill by reportable segment during the years ended December 31, 2013 and 2012 are as follows:

($ in thousands)	Product Solutions Segment	Nuclear Services Segment	Energy Services Segment	Total
Balance as of January 1, 2012	$38,618	$30,869	$4,531	$74,018
Goodwill acquired during 2012	15,328	—	—	15,328

Balance as of December 31, 2012	53,945	30,869	4,531	89,345
Goodwill acquired during 2013	5,018	—	15,567	20,585

Balance as of December 31, 2013	$58,963	$30,869	$20,098	$109,930

        Goodwill acquired during 2013 and 2012 resulted from our 2013 and 2012 Acquisitions which are more fully described in Note 3—Acquisitions. During 2013 and 2012, we performed the annual impairment review of goodwill and concluded that the estimated fair value of each of our reporting units substantially exceeded the related carrying value and therefore no impairment was recorded.

        The balances for other intangible assets as of December 31, 2013 are as follows:

	December 31, 2013
($ in thousands)	Weighted Average Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net Asset
Intangible Assets
Customer Relationships	7	$36,100	$4,658	$31,442
Noncompetes	5	2,870	518	2,352
Trade Names	Indefinite	26,800	—	26,800

Total Intangible Assets		$65,770	$5,176	$60,594

        During the third quarter of 2013, we recorded $27.8 million in intangible assets related to the 2013 Acquisitions which are more fully described in Note 3—Acquisitions.

        The balances for other intangible assets as of December 31, 2012 are as follows:

	December 31, 2012
($ in thousands)	Weighted Average Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net Asset
Intangible Assets
Customer Relationships	9	$19,300	$896	$18,404
Noncompetes	5	1,070	89	981
Trade Names	Indefinite	17,600	—	17,600

Total Intangible Assets		$37,970	$985	$36,985

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        Amortization expense during 2013, 2012 and 2011 was approximately $4.2 million, $1.0 million and $0.5 million, respectively. The estimated future aggregate amortization expense of other intangible assets as of December 31, 2013 is as follows:

($ in thousands)	December 31
2014	$5,277
2015	5,277
2016	5,277
2017	5,188
2018	4,848
Thereafter	7,926

Total	$33,793

        Indefinite-lived intangibles consist of our Williams Industrial Services Group, Koontz-Wagner, TOG, Hetsco and IBI Power trade names, which we expect to utilize for the foreseeable future. During 2013, we performed a fair value assessment of the Hetsco and IBI Power trade names as part of purchase accounting and performed an annual impairment review of all associated trade names and concluded that the estimated fair values of these trade names substantially exceeded the related carrying value and, therefore, no impairment was recorded. During 2012, we performed a fair value assessment of the Koontz-Wagner and TOG trade names as part of purchase accounting and performed an annual impairment review of the Williams Industrial Services Group trade name and concluded that the estimated fair value of the Williams Industrial Services Group trade name substantially exceeded the related carrying value and, therefore, no impairment was recorded.

NOTE 7—FINANCIAL INSTRUMENTS

        Our financial instruments as of December 31, 2013 and 2012 consisted primarily of cash and cash equivalents, receivables, payables and debt instruments. The carrying values of these financial instruments approximate their respective fair values as they are either short-term in nature or carry interest rates which are periodically adjusted to market rates. ASC 820 establishes a three-tier fair value hierarchy, which categorizes the inputs used in measuring fair value. As of December 31, 2013 and 2012, we did not hold any financial instruments requiring fair value measurements to be performed.

        We selectively use financial instruments in the management of our foreign currency exchange exposures. These financial instruments are considered derivatives under ASC 815, but do not meet hedge accounting requirements. Therefore, we recognize changes in fair values of the forward agreements in other income. As of December 31, 2013 and 2012, there were no derivative contracts outstanding. There was no impact of derivatives designated as hedging instruments on our consolidated statements of operations during the years ended 2013, 2012, and 2011.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES

        The following table summarizes the income tax expense (benefit):

	Years Ended December 31,
($ in thousands)	2013	2012	2011
Current:
Federal	$192	$(924)	$1,021
State	(294)	66	1,010
Foreign	2,013	2,643	1,900

Total current	1,911	1,785	3,931

Deferred:
Federal	(2,421)	(951)	(30,822)
State	445	(66)	(3,353)
Foreign	(167)	168	(620)

Total deferred	(2,143)	(849)	(34,795)

Income tax expense (benefit)	$(232)	$936	$(30,864)

        Income tax expense (benefit) is allocated between continuing operations and discontinued operations as follows:

	Years Ended December 31,
($ in thousands)	2013	2012	2011
Continuing operations	$(437)	$1,031	$(37,538)
Discontinued operations	205	(95)	6,674

Income tax expense (benefit)	$(232)	$936	$(30,864)

        Income before income taxes was as follows:

	Years Ended December 31,
($ in thousands)	2013	2012	2011
Domestic	$3,771	$9,080	$17,624
Foreign	7,298	9,521	7,894

Income from continuing operations	11,069	18,601	25,518
(Loss) income from discontinued operations	484	(71)	20,476

Income before income tax	$11,553	$18,530	$45,994

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES (Continued)

        The components of deferred income taxes consist of the following:

	December 31,
($ in thousands)	2013	2012
Assets:
Cost in excess of identifiable net assets of business acquired	$2,963	$15,188
Reserves and other accruals	1,142	1,713
Tax credit carryforwards	10,690	10,064
Accrued compensation and benefits	3,552	5,969
State net operating loss carryforwards	2,770	2,170
Federal net operating loss carryforwards	16,828	9,544
Other	1,031	862

	38,976	45,510
Liabilities:
Indefinite life intangibles	(23,260)	(21,779)
Property and equipment	(1,937)	(1,102)
Net deferred tax assets	13,779	22,629
Valuation allowance for net deferred tax assets	(2,848)	(6,488)

Net deferred tax asset after valuation allowance	$10,931	$16,141

        We have net deferred tax assets of $10.9 million and $16.1 million as of December 31, 2013 and December 31, 2012, respectively. Valuation allowances of $2.8 million and $6.5 million were recorded against the gross deferred tax asset balances as of December 31, 2013 and December 31, 2012, respectively. For the year ended December 31, 2013, management recorded a net valuation allowance release of $4.6 million on its foreign tax credits on the basis of management's reassessment of its deferred tax assets that are more than likely than not to be realized.

        As of each reporting date, management considers all new evidence, both positive and negative, that could impact management's view with regard to future realization of deferred tax assets. As of December 31, 2013, in part because in the current year, we achieved a history of positive pre-tax income and anticipate significant additional future pre-tax income to be generated from our recently acquired businesses, we anticipate significant favorable, temporary book to tax differences to end in 2015 which will result in higher U.S. Federal taxable income, and we anticipate a growth in future foreign source income after allocations of corporate overhead. For these reasons, management determined that sufficient positive evidence exists as of December 31, 2013 to conclude that it is more likely than not that additional deferred taxes of $4.6 million are realizable, and therefore, reduced the valuation allowance accordingly.

        As of December 31, 2013, we have remaining valuation allowances of $0.6 million for certain state net operating loss ("NOL") carryforwards which we do not believe are realizable as we do not anticipate future operations in those states. We also have valuation allowances against foreign tax credit carryforwards of $2.2 million as of December 31, 2013 which will remain in effect until evidence is available that foreign tax credits can be utilized, the foreign tax credits expire or the related foreign entity is dissolved.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES (Continued)

        Management's assessment in 2013 included consideration of all available positive and negative evidence including, among other evidence, the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), recent utilization of NOL carryforwards, historical operating income, projected future taxable income, including foreign source income, customer concentration, tight credit markets and tax planning strategies. Based on results of the assessment, we determined that it was more likely than not that the U.S. NOL, foreign NOL and certain state NOL carryforwards and certain foreign tax credit carryforwards were realizable based on the guidance provided in ASC 740.

        As of December 31, 2012, we had remaining valuation allowances of $0.2 million for certain state net operating loss ("NOL") carryforwards which we do not believe are realizable as we do not anticipate future operations in those states. We also had valuation allowances against foreign tax credit carryforwards of $6.3 million as of December 31, 2012, of which $4.6 million was released in 2013. The balance will remain in effect until evidence is available that foreign tax credits can be utilized, the foreign tax credits expire or the related foreign entity is dissolved. Management's assessment in 2012 included consideration of all available positive and negative evidence including, among other evidence, the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), recent utilization of NOL carryforwards, historical operating income, projected future taxable income, including foreign source income, customer concentration, tight credit markets and tax planning strategies. Based on results of the assessment, we determined that it was more likely than not that the U.S. NOL, foreign NOL and certain state NOL carryforwards were realizable based on the guidance provided in ASC 740.

        As of December 31, 2013, we have $26.3 million of undistributed foreign earnings which management intends to reinvest in our foreign operations. Our current forecasts and budgets indicate that the earnings are not needed for U.S. purposes and can be retained in our non-U.S. operations. As a result, we have not recorded a deferred tax liability on the excess of financial reporting over tax basis in our non-U.S. subsidiaries.

        Net deferred tax assets are allocated between current and non-current as follows:

	December 31,
($ in thousands)	2013	2012
Current deferred tax asset	$3,301	$4,859
Non-current deferred tax asset	7,630	11,282

Net deferred tax assets after valuation allowance	$10,931	$16,141

        As of December 31, 2013, we would need to generate approximately $79.3 million of future financial taxable income to realize our deferred tax assets.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES (Continued)

        The amount of the income tax provision for continuing operations during the years ended December 31, 2013, 2012 and 2011 differs from the statutory federal income tax rate of 35% as follows:

	Years Ended December 31,
	2013		2012		2011
($ in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Tax expense computed at the maximum U.S. statutory rate	$3,874	35.0%	$6,510	35.0%	$8,930	35.0%
Difference resulting from state income taxes, net of federal income tax benefits	(137)	-1.2%	377	2.0%	1,997	7.8%
Foreign tax rate differences	(715)	-6.5%	(774)	-4.2%	(670)	-2.6%
Non-deductible business acquisition costs	277	2.5%	187	1.0%	—	0.0%
Non-deductible expenses, other	439	4.0%	195	1.1%	1,422	5.6%
Increase to net operating loss carryforward	—	0.0%	(3,665)	-19.7%	—	—
Multi-year true-ups (including correction in 2010)	—	0.0%	—	0.0%	276	1.1%
Change in valuation allowance	(4,241)	-38.3%	(357)	-1.9%	(48,430)	-189.8%
Change in accrual for uncertain tax positions	202	1.8%	(1,150)	-6.2%	905	3.5%
Other, net	(136)	-1.3%	(292)	-1.6%	(1,968)	-7.7%

Total	$(437)	-4.0%	$1,031	5.5%	$(37,538)	-147.1%

        We have approximately $65.0 million of federal NOL carryforwards expiring in 2026 through 2033 of which $10.4 million is from stock-based compensation awards. In accordance with applicable accounting standards, a financial statement benefit has not been recorded for the NOL related to the stock-based compensation awards. We have state income tax loss carryforwards of approximately $62.1 million expiring in 2014 through 2033. We have approximately $0.1 million of foreign NOL carryforwards that will expire in 2017. We have approximately $10.7 million in foreign tax credit carryforwards expiring in 2015 through 2023.

        We provide income taxes on the undistributed earnings of our foreign subsidiaries except to the extent that such earnings are indefinitely reinvested outside the U.S. As of December 31, 2013, all of the undistributed earnings of the foreign subsidiaries, approximately $26.3 million, were considered to be reinvested indefinitely. Consequently, we have not provided for the federal and foreign withholding taxes on the foreign subsidiaries' undistributed earnings. If we decided to repatriate all available foreign earnings and profits, it would result in the recognition of income tax expense. However, the tax liability would be offset by a NOL carryforward. All foreign taxes that flow up with distribution would generate foreign tax credits.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INCOME TAXES (Continued)

        We apply ASC 740—Income Taxes, as it relates to uncertain tax positions. Currently, we are not under examination for income tax purposes by any taxing jurisdiction. A presentation of open tax years by jurisdiction is as follows:

Tax Jurisdiction	Examination in Progress	Open Tax Years for Examination
United States	None	2005 to Present
Mexico	None	2008 to Present
China	None	2005 to Present
The Netherlands	None	2010 to Present

        As of December 31, 2013 we provided for a liability of $4.7 million for unrecognized tax benefits related to various federal, foreign and state income tax matters, which was included in long-term deferred tax assets and other long-term liabilities, as compared to a liability of $4.2 million for unrecognized tax benefits as of December 31, 2012. We have elected to classify interest and penalties related to uncertain income tax positions in income tax expense. As of December 31, 2013, we have accrued approximately $2.4 million for potential payment of interest and penalties as compared to an accrual of approximately $2.1 million as of December 31, 2012.

        Following is a reconciliation of the total amounts of unrecognized tax benefits during the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
($ in thousands)	2013	2012	2011
Unrecognized Tax Benefits at January 1	$4,149	$5,763	$3,899
Change in Unrecognized Tax Benefits Taken During a Prior Period	581	(1,672)	1,587
Change in Unrecognized Tax Benefits During the Current Period	23	151	277
Decreases in Unrecognized Tax Benefits From Settlements with Taxing Authorities	—	—	—
Reductions to Unrecognized Tax Benefits From Lapse of Statutes of Limitations	(36)	(93)	—

Unrecognized Tax Benefits at December 31	$4,717	$4,149	$5,763

        As of December 31, 2013, 2012 and 2011, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate are approximately $0.7 million, $0.7 million and $3.2 million, respectively. We anticipate we will release less than $0.1 million of accruals of uncertain tax positions as the statute of limitations related to these liabilities will lapse in 2014.

NOTE 9—UNCOMPLETED CONTRACTS

        The Product Solutions, Nuclear Services and Energy Services segments enter into contracts that allow for periodic billings over the contract term. At any point in time, each project under construction could have either costs and estimated earnings in excess of billings or billings in excess of costs and estimated earnings. The methodology used for the 2013 table below includes only uncompleted

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—UNCOMPLETED CONTRACTS (Continued)

contracts whereas the 2012 table presented includes all contracts as previously reported. Costs, earnings and billings related to uncompleted contracts consist of the following:

	December 31,
($ in thousands)	2013	2012
Costs incurred on uncompleted contracts	$57,213	$446,789
Earnings recognized on uncompleted contracts	1,545	78,468

Total	58,758	525,257
Less—billings to date	(29,711)	(491,403)

Net	$29,047	$33,854

Costs and estimated earnings in excess of billings	$41,804	$50,059
Billings in excess of costs and estimated earnings	(12,757)	(16,205)

Net	$29,047	$33,854

NOTE 10—DEBT

        Revolving Credit Facility:    On February 21, 2012, we entered into the Revolving Credit Facility, which replaced our previous $150.0 million credit facility (the"Previous Credit Facility"). Effective December 17, 2013, we exercised our rights under the accordion feature pursuant to and in accordance with the terms of the Revolving Credit Facility, and increased the revolving credit commitments available to us under the Revolving Credit Facility from $100.0 million to $150.0 million. As of December 31, 2013, we had $23.0 million outstanding under our Revolving Credit Facility and we were in compliance with all financial and other covenants under the Revolving Credit Facility. During 2013, we borrowed $67.0 million on our Revolving Credit Facility to fund the 2013 Acquisitions and we repaid $44.0 million of the $67.0 million in December 2013.

        The Revolving Credit Facility allows for borrowings up to $150.0 million, subject to outstanding standby letters of credit and other restrictions. The facility has a $75.0 million revolving letter of credit facility and provides access to multi-currency funds. The Revolving Credit Facility has a maturity date of February 21, 2017.

        The Revolving Credit Facility, while structured to support strategic growth initiatives and provide flexibility regarding return on capital alternatives, includes affirmative and negative covenants, including customary limitations on securing additional debt and liens and restrictions on transactions and payments as well as the following two financial covenants:

  •
  Our maximum consolidated leverage ratio cannot exceed specified limits. For these purposes, our consolidated leverage ratio on any date is the ratio of our consolidated funded indebtedness to our consolidated EBITDA for the four most recent quarters. We define EBITDA as net income (loss) plus interest expense, net of interest income, income taxes, stock-based compensation, and depreciation and amortization.

  •
  Our consolidated interest coverage ratio must be maintained at least at specified minimum levels. For these purposes, our consolidated interest coverage ratio is the ratio of (a) our consolidated EBITDA for the four most recent quarters to (b) our cash from consolidated interest expense (consisting of all Global Power interest) for that period.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—DEBT (Continued)

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

        As of December 31, 2013, we are in compliance with all debt covenants.

        We are subject to interest rate changes on our LIBOR-based variable interest rate under our Revolving Credit Facility. During 2013, we borrowed $67.0 million on our Revolving Credit Facility, and we repaid $44.0 million in December 2013. As of December 31, 2013, there were $23 million of outstanding borrowings on our Revolving Credit Facility, which was recorded as a long-term liability on our consolidated balance sheet as of December 31, 2013. The weighted-average interest rate on those borrowings was 1.9%.

        As of December 31, 2013, $118.1 million was available under our Revolving Credit Facility. Our ability to access the maximum amount of availability is dependent upon certain conditions as defined in the Revolving Credit Facility. We pay an unused line fee of 0.25% pursuant to the terms of our Revolving Credit Facility.

        Letters of Credit and Bonds.    In line with industry practice, we are often required to provide letters of credit, surety and performance bonds to customers. These letters of credit and bonds provide credit support and security for the customer if we fail to perform our obligations under the applicable contract with such customer.

        The interest rate on letters of credit issued under the Revolving Credit Facility letter of credit sublimit was 1.5% per annum as of December 31, 2013. Should we need to borrow additional amounts against the Revolving Credit Facility, we would incur an interest rate of LIBOR or a specified base rate, plus in each case, an additional margin based on our consolidated leverage ratio. The Revolving Credit Facility includes additional margin ranges on base rate loans between 0.25% and 1.25% and between 1.25% and 2.25% on LIBOR-based loans.

        As of December 31, 2013, our outstanding stand-by letters of credit totaled approximately $8.9 million for our U.S. entities and $12.4 million (U.S. dollars) for non-U.S. entities. Currently, there are no amounts drawn upon these letters of credit. In addition, as of December 31, 2013, we had outstanding surety bonds on projects of approximately $30.7 million.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—DEBT (Continued)

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

        Deferred Financing Costs:    Deferred financing costs are amortized over the terms of the related debt facilities using the effective yield method. On February 21, 2012, the amortization of debt financing costs pertaining to the Previous Credit Facility was accelerated, increasing the amount of interest expense recognized during the first quarter of 2012 by $1.1 million. Total interest expense associated with the amortization of deferred financing costs was approximately $0.2 million during 2013, $1.2 million during 2012 and $0.5 million during 2011.

        As of both December 31, 2013 and December 31, 2012, we had unamortized deferred financing fees on our Revolving Credit Facility $0.8 million.

NOTE 11—STOCKHOLDERS' EQUITY

        Warrants:    On January 22, 2008, we issued warrants to purchase 1,807,236 shares of common stock with an exercise price of $7.9254. The warrants vested immediately upon issuance. During the year ended December 31, 2012, warrants were exercised to purchase 730,282 shares of common stock. The stock was issued in a cashless transaction whereby we withheld 209,451 shares of common stock as payment of the exercised purchase warrants during the year ended December 31, 2012. During the year ended December 31, 2011, warrants were exercised to purchase 952,889 shares of common stock. The stock was sold in a cashless transaction whereby we withheld 307,344 shares of common stock, treasury shares, as payment of the exercised purchase warrants during the year ended December 31, 2011. As of December 31, 2012, all issued warrants had been exercised and no warrants remained outstanding.

        Reversal of Treasury Shares:    In March 2010, we issued 226,617 shares of common stock pursuant to the vesting schedules under the 2008 Management Incentive Plan. At that time, some participants elected to have a portion of their shares withheld to satisfy tax withholding obligations. As a result, in 2010, 42,408 shares were transferred to our treasury shares account. However, under the provisions of the 2008 Management Incentive Plan, shares surrendered by participants in payment of taxes shall be deemed to constitute shares not issued and thus available for subsequent awards. Therefore, these shares should not have been issued and transferred to our treasury shares account. In 2011, we corrected these transfers by reversing the shares out of our treasury shares account which did not have a material impact on our consolidated financial statements. We account for treasury stock using the par value method.

        Dividends:    In May 2012, our Board of Directors approved a quarterly cash dividend policy. The terms of our Revolving Credit Facility limit the amount of cash dividends we can pay and such terms are defined in the Revolving Credit Facility. The following table sets forth certain information relating

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—STOCKHOLDERS' EQUITY (Continued)

to the Company's cash dividends declared to common stockholders of the Company during the year ended December 31, 2013:

	Dividend Declaration Date	Dividend per Share	Date of Record for Dividend Payment	Dividend Cash Payment Date
Fiscal year 2013:
	November 7, 2013	$0.09	December 13, 2013	December 27, 2013
	August 7, 2013	$0.09	September 13, 2013	September 27, 2013
	May 8, 2013	$0.09	June 14, 2013	June 28, 2013
	March 5, 2013	$0.09	March 18, 2013	March 29, 2013

        Dividend equivalents equal to the dividends payable on the same number of shares of our common stock were accrued on unvested restricted stock awards. No dividend equivalents are paid on any unvested restricted stock awards that are forfeited prior to the vesting date. Dividend equivalents are paid out in cash at the vesting date on restricted stock awards. A non-cash accrual of $0.1 million for unpaid dividend equivalents for unvested restricted stock awards was included in the accompanying consolidated balance sheet as of December 31, 2013. In addition, accumulated dividend equivalents of $0.1 million were paid upon the vesting and release of restricted stock awards during the year ended December 31, 2013.

        Stock Repurchase Program:    In May 2012, our Board of Directors authorized a program to repurchase up to two million shares of our common stock until the earlier of June 30, 2014 or a determination by the Board of Directors to discontinue the repurchase program. We repurchased 421,731 shares of common stock during the year ended December 31, 2012 for $6.8 million under the repurchase program. During the year ended December 31, 2013, we did not repurchase any shares of common stock.

        Foreign Currency Translation:    Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate during the period. Translation adjustments are accumulated and reported as a component of accumulated other comprehensive income. We had foreign currency translation adjustments resulting in a $1.6 million unrealized loss, $1.3 million unrealized gain and $0.9 million unrealized loss during the years ended December 31, 2013, 2012 and 2011, respectively. Our foreign earnings are considered permanently reinvested and, therefore, we do not have any corresponding deferred taxes for our unremitted earnings.

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

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—EARNINGS PER SHARE (Continued)

        Basic and diluted earnings per common share are calculated as follows:

	Years Ended December 31,
($ in thousands, except per share data)	2013	2012	2011
Net Income (basic and diluted):
Income from continuing operations	$11,506	$17,570	$63,056
Income from discontinued operations	279	24	13,802

Net income available to common shareholders	$11,785	$17,594	$76,858

Basic Earnings Per Common Share:
Weighted Average Common Shares Outstanding	16,919,981	16,885,259	15,981,223

Basic earnings per common share from continuing operations	$0.68	$1.04	$3.95
Basic earnings per common share from discontinued operations	0.02	—	0.86

Basic earnings per common share	$0.70	$1.04	$4.81

Diluted Earnings Per Common Share:
Weighted Average Common Shares Outstanding	16,919,981	16,885,259	15,981,223
Effect of Dilutive Securities:
Unvested portion of restricted stock awards	125,114	245,243	268,498
Warrants to purchase common stock	—	117,221	774,661

Weighted Average Common Shares Outstanding Assuming Dilution	17,045,095	17,247,723	17,024,382

Diluted earnings per common share from continuing operations	$0.68	$1.02	$3.70
Diluted earnings per common share from discontinued operations	0.01	—	0.81

Diluted earnings per common share	$0.69	$1.02	$4.51

        During the year ended December 31, 2013, there were 74,210 outstanding stock equivalents that were anti-dilutive and excluded from the computations of diluted earnings per common share. During the year ended December 31, 2012, there were 1,125 outstanding stock equivalents that were anti-dilutive and excluded from the computations of diluted earnings per common share. During the year ended December 31, 2011, there were no outstanding stock equivalents that were anti-dilutive and excluded from the computations of diluted earnings per common share. Excluded from the calculation of both basic and diluted earnings per common share are the unvested performance-based restricted stock awards for which performance targets had not been set by the Board of Directors of 151,130 as of December 31, 2013; 147,942 as of December 31, 2012 and 235,755 as of December 31, 2011.

NOTE 13—STOCK-BASED COMPENSATION

        Shares available for future stock based awards to employees and directors under the 2011 Equity Incentive Plan (the "2011 Plan") totaled 601,342 as of December 31, 2013. The 2011 Plan allows for

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—STOCK-BASED COMPENSATION (Continued)

the issuance of up to 600,000 shares of stock awards to our employees and our directors. The 2011 Plan terminated the 2008 Management Incentive Plan and the 2008 Director's Equity Incentive Plan (collectively the "Prior Plans") and the remaining shares authorized but unissued under the Prior Plans were transferred to the 2011 Plan. Any forfeiture of restricted stock units will be available for future awards. Any forfeiture of restricted share awards will be transferred into our treasury shares account and will no longer be available for issue.

        Grants of restricted stock awards under our 2011 Plan are valued in terms of the quoted market price of our common stock at date of grant. Vesting of these awards is based on certain service, service and performance conditions or service and market conditions over a three to four year period.

        Total stock-based compensation expense during the years ended December 31, 2013, 2012 and 2011 was $4.1 million, $7.0 million, and $6.4 million, respectively, with no related excess tax benefit recognized. As of December 31, 2013, total unrecognized compensation expense related to all unvested restricted stock awards for which terms and conditions are known totaled $4.4 million, which is expected to be recognized over a weighted-average period of 2.12 years. The fair value of shares that vested during 2013, 2012 and 2011 based on the stock price at the applicable vesting date was $6.0 million, $7.2 million and $11.1 million, respectively.

        The following table summarizes our unvested restricted stock award activity from December 31, 2012 to December 31, 2013:

	Number of Shares	Weighted-Average Grant Date Fair Value per Share
Unvested restricted stock at December 31, 2012	465,012	$21.57
Granted	357,171	18.05
Vested	(345,962)	20.97
Forfeited	(164,666)	18.17

Unvested restricted stock at December 31, 2013	311,555	$20.02

        Included in the table above are 53,304 unvested performance-based restricted stock awards that were deemed not probable to vest at the end of their three year performance period as of December 31, 2013. Excluded from the table above are shares of performance based restricted stock awards for which performance criteria had not been established by our Board of Directors of 37,845 as of December 31, 2013; 147,942 as of December 31, 2012 and 235,755 as of December 31, 2011. Because we establish separate performance goals for each of the four years in the vesting period, we consider each annual installment of performance-based restricted stock awards to be the subject of a separate annual grant in the year the performance criteria is set. The weighted average fair value for 2012 and 2013 was $26.69 and $18.05, respectively.

        The performance-based restricted stock awards that will vest in 2014 at the end of a one year performance period were subject to continuing employment requirements and multiple target levels of operating income in order to be eligible to vest. If the minimum target set in the agreement was not met, none of the shares would vest and no compensation expense would be recognized and any previously recognized compensation expense would be reversed. The actual number of shares that will ultimately vest is dependent on achieving fixed thresholds between the minimum and target

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—STOCK-BASED COMPENSATION (Continued)

performance condition and ranges between 0.5x and 1.0x the number of units originally granted. During the third quarter of 2013, we recorded a $0.3 million cumulative effect compensation expense reversal as we estimated that it was not probable that we would achieve the performance objective of these performance-based shares. As of December 31, 2013, all such one-year performance-based restricted stock awards were forfeited as the performance objective was not met.

        In 2013, we also granted performance-based restricted stock awards that will cliff vest at the end of a three year performance period subject to continuing employment requirements and multiple target levels of operating margin. If the minimum target set in the agreement is not met, none of the shares would vest and no compensation expense would be recognized and any previously recognized compensation expense would be reversed. The actual number of shares that will ultimately vest is dependent on achieving fixed thresholds between the minimum and maximum performance condition and ranges between 0% and 200% the number of units originally granted. During the fourth quarter of 2013, we recorded a $0.2 million cumulative effect compensation expense reversal as we estimated that it was not probable that we would achieve the performance objective of these performance-based restricted stock awards. As of December 31, 2013, all such three-year performance-based restricted stock awards will remain unvested until the end of the three year period.

        We also granted market-based restricted stock awards during the year ended December 31, 2013 which, in addition to being subject to continuing employment requirements are subject to a market condition in the form of a total shareholder return ("TSR") modifier. The actual number of shares that cliff vest at the end of the three-year vesting period is determined based on our TSR relative to the Russell 2000 over the related three-year performance period. Depending on the level of achievement, the actual number of shares that vest may range from 0% to 200% of the awards originally granted.

        We estimate the fair value of our market-based restricted stock awards on the date of grant using a Monte Carlo simulation valuation model. This pricing model uses multiple simulations to evaluate our probability of achieving various stock price levels to determine our expected TSR performance ranking. Expense is only recorded for the number of market-based restricted stock awards granted, net of estimated forfeitures. The range of assumptions used to estimate the fair value of market-based restricted stock awards granted during the year ended December 31, 2013 were as follows:

Year Ended December 31, 2013
Expected term (years)	2.12 - 2.76
Expected volatility	34.0% - 36.8%
Expected dividend yield	0.0%
Risk-free interest rate	0.3%
Weighted-average grant date fair value	$18.99 - $21.63

        Management Co-Investment Plan:    On January 22, 2008, members of management were offered the opportunity to purchase shares of the new common stock (up to an aggregate amount of $1.5 million) at the share price of $7.65 per share. With each purchase of two shares of new common stock, an additional share of restricted stock was issued. All outstanding shares cliff vested in January 2011. We recognized less than $0.1 million of expense during the year ended December 31, 2011. There was no applicable expense as of December 31, 2013 and 2012.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—EMPLOYEE BENEFIT PLANS

        Defined Contribution Plan:    We maintain a 401(k) plan covering substantially all of our U.S. employees. Expense for our 401(k) plan during the years ended December 31, 2013, 2012 and 2011 was approximately $1.3 million, $1.0 million and $0.8 million, respectively.

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

        Our participation in these multiemployer pension plans during the year ended December 31, 2013 is outlined in the following table. All information in the tables is as of December 31, of the relevant year, or 2013, unless otherwise stated. The "EIN/Pension Plan Number" column provides the Employer Identification Number ("EIN") and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act zone status available during 2013 and 2012 is for the plans' fiscal year-ends as of 2012 and 2011, respectively. The zone status is based on information that we received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are greater than 65 percent funded and less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or has been implemented. The last column lists the expiration date of the collective-bargaining agreement to which the plans are subject.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—EMPLOYEE BENEFIT PLANS (Continued)

        Certain plans have been aggregated in the "All Others" line in the following table, as the contributions to each of these individual plans are not material.

												Expiration Date of Collective Bargaining Agreement
		Pension Protection Act Zone Status				Rehab Plan status Pending/ Implemented	($ in thousands) Contributions by Global Power
	EIN/Pension Plan Number										Surcharge Imposed
Pension Fund		2013	2012	2011	2010		2013	2012	2011	2010
IUPAT Industry Pension Plan	52-6073909/001	Yellow	Yellow	Yellow	Yellow	No	$1,855	$2,183	$1,899	$1,586	No	Varies through July 2020
Laborers National Pension Fund	75-1280827/001	Green	Green	Green	Green	No	1,404	1,241	823	742	No	Varies through July 2020
Tri-State Carpenters & Joiners Pension Trust Fund	62-0976048/001	Red	Red	Red	Red	Implemented	1,065	1,183	272	63	No	Varies through Nov 2013
Boilermaker-Blacksmith National Pension Trust	48-6168020/001	Yellow	Yellow	Yellow	Yellow	No	1,824	1,055	1,284	762	No	Varies through July 2020
Plumbers & Pipefitters National Pension Fund	52-6152779/001	Red 6/30/2011	Red 6/30/2011	Red 6/30/2011	Yellow 6/30/2010	No	834	892	1,167	522	No	Varies through July 2020
IBEW Local 1579 Pension Plan(1)	58-1254974/001	Green 9/30/2011	Green 9/30/2011	Green 9/30/2011	Green 9/30/2010	No	470	607	808	832	No	Varies through July 2020
National Asbestos Workers Pension Plan	52-6038497/001	Red 6/30/2011	Red 6/30/2011	Red 6/30/2011	Red 6/30/2010	Implemented	793	600	756	483	No	Varies through Nov 2013
Sheet Metal Workers' National Pension Fund	52-6112463/001	Red	Red	Red	Red	Implemented	511	269	473	402	No	Varies through July 2020
Plumbers & Steamfitters Local No. 150 Pension Fund	58-6116699/001	Red	Red	Red	Yellow	No	221	246	282	234	No	Varies through July 2020
Southern Ironworkers Pension Plan(1)	59-6227091/001	Green	Green	Green	Green	No	187	227	263	280	No	Varies through July 2020
Insulators Local No. 96 Pension Plan(1)	58-6110889/001	Yellow	Yellow	Yellow	Yellow	No	180	225	276	233	No	Varies through July 2020
Central States, Southeast, and Southwest Pension Fund	36-6044243/001	Red	Red	Red	Red	Implemented	226	216	63	32	No	Varies through Nov 2013
AFL-AGC Building Trades Pension Fund(1)	63-6055108/001	Green 6/30/2011	Green 6/30/2011	Green 6/30/2011	Green 6/30/2010	No	215	112	328	542	No	Varies through July 2020
Washington-Idaho-Montana Carpenters-Employers Retirement Fund	91-6123987/001	Red 6/30/2011	Red 6/30/2011	Red 6/30/2011	Red 6/30/2010	Implemented	557	99	86	83	No (b)	November 2013
Asbestos Workers Local No. 55 Pension Fund(1)	63-0474674/001	Red	Red	Red	Red	Implemented	242	75	118	183	No	July 2020
Iron Workers Local 40, 361 & 417 Pension Fund	51-6102576/001	Yellow	Yellow	Yellow	Yellow	No		56	26	112	No	June 2014
Central Laborers' Pension Fund	37-6052379/001	Yellow 9/30/2011	Yellow 9/30/2011	Yellow 9/30/2011	Yellow 9/30/2010	No	1	58	108	99	No	Varies through April 2014
IBEW Local Union No. 1392 Pension Plan(1)	35-6244875/001	Green 5/31/2011	Green 5/31/2011	Green 5/31/2011	Green 5/31/2010	No	105	38	(2)	(2)	No	May 2013
Washington-Idaho Laborers-Employers Pension Trust	91-6123988/001	Red 5/31/2011	Red 5/31/2011	Red 5/31/2011	Yellow 5/31/2011	No	184	31	72	62	No	November 2013
United Association of Journeyman & Apprentices of the Plumbing & Pipefitting Industry of the United States & Canada Local 198 AFL-CIO Pension Trust	72-0522454/001	Red 8/31/2011	Red 8/31/2011	Red 8/31/2011	Red 8/31/2010	Implemented	—	10	9	14	No	August 2013

 GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—EMPLOYEE BENEFIT PLANS (Continued)

												Expiration Date of Collective Bargaining Agreement
		Pension Protection Act Zone Status				Rehab Plan status Pending/ Implemented	($ in thousands) Contributions by Global Power
	EIN/Pension Plan Number										Surcharge Imposed
Pension Fund		2013	2012	2011	2010		2013	2012	2011	2010
Sheet Metal Workers Local 441 Supplemental Pension Plan(1)	63-6219747/001	Green	Green	Green	Green	No	29	14	28	41	No	July 2020
Northwest Ironworkers Retirement Plan	91-6123688/001	Yellow 6/30/2011	Yellow 6/30/2011	Yellow 6/30/2011	Yellow 6/30/2010	No	53	7	88	38	No	November 2013
Massachusetts Laborers' Pension Fund	04-6128298/001	Red 6/30/2011	Red 6/30/2011	Red 6/30/2011	Yellow 6/30/2010	No	—	—	730	651	No	August 2013
Pension Trust Fund of the Pension Hospitalization & Benefit Plan of the Electrical Industry	13-6123601/001	Green 9/30/2011	Green 9/30/2011	Green 9/30/2011	Green 9/30/2010	No	—	—	478	1,339	No	August 2013
Plumbers and Steamfitters Local No. 131 Pension Fund(1)	51-6029575/001	Red 10/31/2011	Red 10/31/2011	Red 10/31/2011	Red 10/31/2010	Implemented	5	—	363	83	No (a)	Expired
New England Teamsters & Trucking Industry Pension Fund	04-6372430/001	Red 9/30/2011	Red 9/30/2011	Red 9/30/2011	Red 9/30/2010	Implemented	—	—	81	57	No	August 2013
Iron Workers District Council of New England Pension Fund	04-2591016	Yellow	Yellow	Yellow	Yellow	No	—	—	80	170	No	August 2013
Michigan Laborers' Pension Fund	38-6233976/001	Red 8/31/2011	Red 8/31/2011	Red 8/31/2011	Yellow 8/31/2010	No	—	—	31	208	No	August 2013
IBEW Local Union No. 223 Pension Plan	04-2780301/005	Red	Red	Red	Red	Implemented	—	—	—	252	No	August 2013
Iron Workers Local 340 Retirement Income Plan	38-6233975/001	Red	Red	Red	Red	Implemented	—	—	35	236	No	August 2013
Plumbers & Steamfitters Local 298 Jurisdictional Pension Fund	39-0542913/001	Yellow	Yellow	Yellow	Red	Implemented	—	—	—	—	N/A	Expired
All Others							2,443	2,124	3,800	3,885

							$13,404	$11,568	$14,827	$14,226

(1)
We were listed in the multiemployer plan's Form 5500 as providing more than 5% of total contributions for the plan year ended in 2012.

(2)
We did not participate in the IBEW Local Union No. 1392 Pension Plan prior to the Koontz-Wagner Acquisition on July 30, 2012.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—EMPLOYEE BENEFIT PLANS (Continued)

        Employees covered by multiemployer pension plans are hired for project-based building and construction purposes. Our participation level in these plans varies as a result. In addition, with the Koontz-Wagner acquisition during 2012, we added one multiemployer pension plan under which there were 63 participants as of December 31, 2013.

        At the date that these consolidated financial statements were issued, Forms 5500 were generally not available for the plan year ending in 2013.

        We believe that our responsibility for potential withdrawal liabilities associated with participating in multiemployer plans is limited because the building and construction trades exemption should apply to the substantial majority of our plan contributions. However, pursuant to the Pension Protection Act of 2006 and other applicable laws, we are also exposed to other potential liabilities associated with plans that are underfunded. As of December 31, 2013, we had been notified that certain pension plans were in critical funding status. Currently, certain plans are developing, or have developed, a rehabilitation plan that may call for a reduction in participant benefits or an increase in future employer contributions. Therefore, in the future, we could be responsible for potential surcharges, excise taxes and/or additional contributions related to these plans. Additionally, market conditions and the number of participating employers remaining in each plan may result in a reorganization, insolvency or mass withdrawal that could materially affect the funded status of multiemployer plans and our potential withdrawal liability, if applicable. We continue to actively monitor, assess and take steps to limit our potential exposure to any surcharges, excise taxes, additional contributions and/or withdrawal liabilities. However, we cannot, at this time, estimate the full amount, or even the range, of this potential exposure.

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

        Deltak Claims:    By purchase agreement dated August 6, 2011, referred to as the 2011 Purchase Agreement, we sold the operating net assets of our Deltak business unit to Hamon & Compagnie International SA (the "Buyer"). Under the 2011 Purchase Agreement, we retained certain liabilities relating to the operating net assets sold to the Buyer. The 2011 Purchase Agreement established escrow accounts totaling $6.9 million set aside for contingencies, of which $3.1 million was previously recorded in short-term restricted cash and $3.8 million, that was subject to a five year escrow term, was previously recorded in other long-term assets. During 2013, we received no claims for indemnification from the Buyer in connection with the activities of our Deltak business unit. Under the terms of the settlement agreement, $0.1 million of the remaining escrow was classified as short-term restricted cash as of December 31, 2013. On February 4, 2014, the remaining amount of the purchase price held in escrow related to the sale of the assets of Deltak was released to Global Power.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—COMMITMENTS AND CONTINGENCIES (Continued)

        Asbestos Cases:    A former operating unit of Global Power has been named as a defendant in a limited number of asbestos personal injury lawsuits. Neither we nor our predecessors ever mined, manufactured, produced or distributed asbestos fiber, the material that allegedly caused the injury underlying these actions. The bankruptcy court's discharge order issued upon emergence from bankruptcy extinguished the claims made by all plaintiffs who had filed asbestos claims against us before that time. We also believe the bankruptcy court's discharge order should serve as a bar against any later claim filed against us, including any of our subsidiaries, based on alleged injury from asbestos at any time before emergence from bankruptcy. In any event in all of the asbestos cases finalized post-bankruptcy, we have been successful in having such cases dismissed without liability. Moreover, during 2012, we secured insurance coverage that will help to reimburse the defense costs and potential indemnity obligations of our former operating unit relating to these claims. We intend to vigorously defend all currently active actions, just as we defended the other actions that have since been dismissed, all without liability, and we do not anticipate that any of these actions will have a material adverse effect on our financial position, results of operations or liquidity. However, the outcomes of any legal action cannot be predicted and, therefore, there can be no assurance that this will be the case.

        Contingencies:    On June 28, 2013, we announced a change in senior leadership in our Nuclear and Energy Services segments. We subsequently filed a Form 8-K disclosing anticipated separation costs of approximately $0.5 million pursuant to a Separation Agreement relating to this change in leadership. On July 17, 2013, we rescinded the Separation Agreement and therefore have not accrued any of the previously disclosed separation costs in the consolidated balance sheet and statement of operations as of and for the year ended December 31, 2013.

        Deltak Fund for Unsecured Claims in Bankruptcy:    On September 28, 2006, we and all of our U.S. subsidiaries (in existence on September 28, 2006), including the Deltak large-scale HRSG operations, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the "Chapter 11 Filing"). Pursuant to an approved Plan of Reorganization, an administrator was appointed to administer a fund of approximately $34 million in cash that was intended to be distributed to the holders of allowed unsecured claims against the Deltak large-scale HRSG operations. During 2011, the Administrator had completed its duties to administer the fund in satisfaction of all allowed unsecured claims and in June 2011, we received a court order for final decree closing the Chapter 11 Filing.

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

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—COMMITMENTS AND CONTINGENCIES (Continued)

        A reconciliation of the changes to our warranty reserve is as follows:

	Years Ended December 31,
($ in thousands)	2013	2012
Balance at the beginning of the period	$4,073	$4,719
Adjustments(1)	(414)	1,395
Provision for the period	2,395	1,859
Settlements made (in cash or in kind) for the period	(2,793)	(3,900)

Balance at the end of the period	$3,261	$4,073

(1)
During 2013 and 2012 warranty adjustments included the normal expiration of warranty periods and changes in management's estimates, based on historical claims activity, to further reduce the warranty reserves required. In addition, 2013 includes warranty reserves acquired through the 2013 Acquisitions and 2012 also includes warranty reserves acquired through the 2012 Acquisitions.

        Leases:    We lease equipment and facilities, which are noncancellable and expire at various dates. Total rental expense for all operating leases during the years ended December 31, 2013, 2012 and 2011 was approximately $2.8 million, $1.6 million and $1.3 million, respectively.

        Future minimum annual lease payments under these noncancellable operating leases as of December 31, 2013 are as follows:

($ in thousands)	December 31
2014	$3,232
2015	2,761
2016	2,098
2017	1,336
2018	748
Thereafter	1,728

Total	$11,903

        None of the leases include contingent rental provisions.

        In 2010, we entered into an agreement to purchase real property that we currently lease in the Netherlands. As of December 31, 2013, the purchase obligation was approximately $0.9 million at the exchange rate as of December 31, 2013 and will be due for payment in 2014.

        Insurance:    Certain of our subsidiaries are self-insured for health, general liability and workers' compensation up to certain policy limits. Amounts charged to expense for continuing operations amounted to approximately $7.8 million, $6.6 million and $6.6 million during the years ended December 31, 2013, 2012 and 2011, respectively, and include insurance premiums related to the excess claim coverage and claims incurred for continuing operations. The reserves as of December 31, 2013 and 2012 consist of estimated amounts unpaid for reported and unreported claims incurred. We have provided $3.2 million in letters of credit as of December 31, 2013, as security for possible workers' compensation claims.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

        We have certain customers that represent more than 10 percent of consolidated accounts receivable. The balance for these customers as a percentage of the consolidated accounts receivable is as follows:

	December 31,
Customer	2013	2012
Siemens Energy, Inc.	21%	20%
General Electric Company	25%	19%
Florida Power & Light Company	*	10%

*
Less than 10%

        We have certain customers that represent more than 10 percent of consolidated revenue. The revenue for these customers as a percentage of the consolidated revenue is as follows:

	Years Ended December 31,
Customer	2013	2012	2011
Southern Nuclear Operating Company	16%	16%	24%
General Electric Company	18%	16%	12%
Siemens Energy, Inc.	13%	15%	14%
Tennessee Valley Authority	15%	14%	*
All others	38%	39%	50%

Total	100%	100%	100%

*
Less than 10% of revenue included in "All others" above

        Customers for the Product Solutions segment include original equipment manufacturers, engineering, procurement and construction contractors, owners and operators of oil and gas pipelines, operators of power generation facilities and firms engaged across several process-related industries. Product Solutions segment customers include Siemens Energy, Inc. and General Electric Company. Customers for the Nuclear Services segment and Energy Services segment are varied, but include some major utility companies within the U.S. Our major customers vary over time due to the relative size and duration of our projects and customer outages. The Nuclear Services segment and Energy Services segment customers include Southern Nuclear Operating Company, Tennessee Valley Authority, and Florida Power and Light Company.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—OTHER SUPPLEMENTAL INFORMATION

        Other current assets consist of the following:

	December 31,
($ in thousands)	2013	2012
Prepaid expenses	$2,735	$1,985
VAT receivable	3,216	2,072
Prepaid taxes	872	409
Other receivable	55	—
Other	1,337	1,069

Total	$8,215	$5,535

        Other long-term assets consist of the following:

	December 31,
($ in thousands)	2013	2012
Debt issuance costs, net	$751	$764
Restricted cash	—	109
Other	507	632

Total	$1,258	$1,505

        Other current liabilities consist of the following:

	December 31,
($ in thousands)	2013	2012
Accrued workers compensation	$1,659	$2,835
Accrued taxes	1,524	1,673
Accrued contract obligation	1,030	1,221
Accrued job reserves	1,387	807
Accrued legal and professional fees	1,036	1,101
Other	1,847	752

Total	$8,483	$8,389

        Other long-term liabilities consist of the following:

	December 31,
($ in thousands)	2013	2012
Uncertain tax liabilities	$5,054	$4,180
Other	790	500

Total	$5,844	$4,680

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—OTHER SUPPLEMENTAL INFORMATION (Continued)

        Supplemental cash flow disclosures are as follows:

	Years Ended December 31,
($ in thousands)	2013	2012	2011
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for the period for:
Interest	$566	$515	$792
Income taxes, net of refunds	$3,378	$2,338	$1,988
Net effect of changes in operating activities, net of businesses acquired and sold:
Decrease (increase) in accounts receivable	$9,338	$(34,643)	$3,279
Decrease (increase) in inventories	572	(736)	(768)
Decrease (increase) in costs and estimated earnings in excess of billings	10,410	(14,340)	2,347
(Increase) decrease in other current assets	(2,385)	725	(1,986)
(Increase) decrease in other assets	124	(416)	(164)
Increase (decrease) in accounts payable	(11,037)	11,251	(5,522)
Decrease in accrued and other liabilities	(4,783)	(1,722)	(7,207)
Decrease in accrued warranties	(811)	(1,234)	(1,330)
(Decrease) increase in billings in excess of costs and estimated earnings	(3,787)	3,346	8,497

Changes in operating assets and liabilities, net of businesses acquired and sold	$(2,359)	$(37,769)	$(2,854)

        Research and development costs of $0.1 million, $0.8 million and $0.2 million during the years ended December 31, 2013, 2012 and 2011, respectively, are included in general and administrative expenses in the accompanying consolidated statements of operations.

NOTE 18—SEGMENT INFORMATION

        We follow ASC 280—Segment Reporting, to present segment information. We considered the way our management team, most notably our chief operating decision maker, makes operating decisions and assesses performance and considered which components of our enterprise have discrete financial information available. As management makes decisions using a products and services group focus, our analysis resulted in three reportable segments: the Product Solutions segment, the Energy Services segment, and the Nuclear Services segment. Product Solutions segment consists of two product categories: Auxiliary Products and Electrical Solutions. The financial results of the 2013 and 2012 Acquisitions have been included in their respective segment as of their respective acquisition dates.

        To the extent practicable, all segment information for the years ended December 31, 2011, 2012 and 2013 has been restated to reflect the realigned segment structure which is comprised of three segments.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18—SEGMENT INFORMATION (Continued)

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

        The accounting policies for our segments are the same as those described in Note 2—Summary of Significant Accounting Policies.

        The following tables present information about segment income:

	Years ended December 31
($ in thousands)	2013	2012	2011
Revenues:
Product Solutions	$208,194	$193,676	$157,880
Nuclear Services	234,852	236,278	273,683
Energy Services	41,172	32,874	25,276

Consolidated	$484,218	$462,828	$456,839

	Years ended December 31
($ in thousands)	2013	2012	2011
Depreciation and Amortization:
Product Solutions	$5,619	$2,670	$1,168
Nuclear Services	855	1,000	898
Energy Services	1,560	27	21

Consolidated	$8,034	$3,697	$2,087

	Years ended December 31
($ in thousands)	2013		2012	2011
Operating Income (Loss):
Product Solutions	$8,963	(1)	$9,271	$10,865
Nuclear Services	7,902		8,670	16,504
Energy Services	(4,819)		2,505	(830)

Consolidated	$12,045		$20,446	$26,539

(1)
Operating income from the Product Solutions segment is positively affected by a $1.3 million non-recurring adjustment to recognize deferred gross profit associated with intercompany projects that were closed in prior periods.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18—SEGMENT INFORMATION (Continued)

        The following table presents information, which reconciles segment assets to consolidated total assets:

	As of December 31,
($ in thousands)	2013	2012
Assets:
Product Solutions	$238,152	$201,097
Nuclear Services	70,916	80,796
Energy Services	51,979	2,414
Corporate assets	6,351	60,510

Total consolidated assets	$367,398	$344,817

        Corporate assets consist primarily of cash and deferred tax assets.

        The following presents the Product Solutions segment revenue by geographical region based on our operating locations. Products are often shipped to other geographical areas but revenue is listed in the region in which the revenue is recognized:

	Years ended December 31,
	2013		2012		2011
($ in thousands)	Revenue Recognized In	Product Shipped To	Revenue Recognized In	Product Shipped To	Revenue Recognized In	Product Shipped To
United States	$98,336	$82,965	$116,904	$56,009	$96,498	$42,489
Canada	2,955	18,462	—	4,306	—	5,800
Europe	6,314	6,314	59,110	8,583	47,722	5,513
Mexico	7,283	7,283	16,164	4,091	11,330	4,568
Asia	23,624	23,624	1,498	14,920	2,330	19,028
Middle East	40,573	40,573	—	82,596	—	62,353
South America	21,913	21,781	—	17,182	—	10,289
Other	7,195	7,191	—	5,988	—	7,840

Total	$208,193	$208,193	$193,676	$193,676	$157,880	$157,880

        Our Nuclear Services segment revenue, virtually all of which is derived in the U.S., was $234.9 million, $236.3 million and $273.7 million during the years ended December 31, 2013, 2012 and 2011, respectively. Our Energy Services segment revenue, virtually all of which is derived in the U.S., was $41.2 million, $32.9 million and $25.3 million during the years ended December 31, 2013, 2012 and 2011, respectively.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        A summary of the quarterly operating results during 2013 and 2012 follows:

($ in thousands, except per share data) Year Ended December 31, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2013 Total
Total revenue	$116,710	$115,965	$109,998	$141,545	$484,218
Gross profit	15,966	18,803	20,726	29,509	85,004
(Loss) income from continuing operations	(1,201)	742	1,029	10,936	11,506
Earnings per common share from continuing operations:
Basic	(0.07)	0.04	0.06	0.63	0.68
Diluted	(0.07)	0.04	0.06	0.63	0.68

Year Ended December 31, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2012 Total
Total revenue	$104,462	$94,678	$111,496	$152,192	$462,828
Gross profit	16,492	16,992	18,129	31,441	83,054
Income from continuing operations	892	963	1,308	14,407	17,570
Earnings per common share from continuing operations:
Basic	0.05	0.06	0.08	0.85	1.04
Diluted	0.05	0.06	0.08	0.85	1.02

        A portion of our business, primarily in our Energy Services segment and Nuclear Services segment, is seasonal, resulting in fluctuations in revenue and gross profit during our fiscal year. Generally, the second and fourth quarters are the peak periods for our Energy Services and Nuclear Services Segments as those are periods of low electricity demand during which our customers schedule planned outages. Our Product Solutions segment is less affected by seasons and is more impacted by the cyclicality of and fluctuations in the U.S. and international economies that we serve.

NOTE 20—SUBSEQUENT EVENT

        On March 7, 2014, our Board of Directors declared a cash dividend of $0.09 per share of common stock to the holders of record of our common stock as of the close of business on March 18, 2014 to be paid on or about March 28, 2014.

Schedule II
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

		Additions
($ in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
2013
Allowance for doubtful accounts	$990	$83	$120	$(636)	$557
Accrued warranty reserves	4,073	2,546	(552)	(2,807)	3,260
Valuation allowance for deferred tax assets	6,488	381	601	(4,622)	2,848
2012
Allowance for doubtful accounts	1,135	29	26	(200)	990
Accrued warranty reserves	4,719	1,859	1,938	(4,443)	4,073
Valuation allowance for deferred tax assets	6,845	24	—	(381)	6,488
2011
Allowance for doubtful accounts	2,508	171	—	(1,544)	1,135
Accrued warranty reserves	6,049	2,122	—	(3,452)	4,719
Valuation allowance for deferred tax assets	55,236	203	213	(48,807)	6,845

        The "additions-charged to other accounts" column of allowance for doubtful accounts represents allowances acquired during the period through the 2013 and 2012 Acquisitions.

        The "additions-charged to other accounts" column for accrued warranties represents warranties acquired during the period through the 2013 and 2012 Acquisitions.

        The "deductions" column of allowance for doubtful accounts represents write-offs of fully reserved accounts receivable net of recoveries.

        The "deductions" column for accrued warranties represents settlements made during the period and the expiration of warranties on contracts sold in prior years that did not utilize the related reserve balance.

        The "deductions" column for valuation allowance for deferred tax assets represents reversals of previously reserved amounts that are now determined to be realizable.