Form 10-Q
period 2014-03-30
GLOBAL POWER EQUIPMENT GROUP INC.
filed 2014-05-02
CIK 1136294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2014

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of April 22, 2014 there were 17,112,645 shares of common stock of Global Power Equipment Group Inc. outstanding.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

Form 10-Q

For the quarter ended March 31, 2014

Part I—FINANCIAL INFORMATION

Item 1.                                  Financial Statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	March 31,	December 31,
	2014	2013
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$14,693	$13,942
Restricted cash	71	120
Accounts receivable, net of allowance of $697 and $557, respectively	69,875	93,484
Inventories	8,318	6,476
Costs and estimated earnings in excess of billings	58,509	41,804
Deferred tax assets	3,301	3,301
Other current assets	7,892	8,215

Total current assets	162,659	167,342
Property, plant and equipment, net	20,457	20,644
Goodwill	106,884	109,930
Intangible assets, net	63,243	60,594
Deferred tax assets	6,507	7,630
Other long-term assets	1,115	1,258

Total assets	$360,865	$367,398

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,498	$19,664
Accrued compensation and benefits	19,916	14,798
Billings in excess of costs and estimated earnings	9,054	12,757
Accrued warranties	2,290	3,261
Other current liabilities	7,179	8,483

Total current liabilities	51,937	58,963
Long-term debt	25,000	23,000
Other long-term liabilities	5,904	5,844

Total liabilities	82,841	87,807
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value, 170,000,000 shares authorized and 18,381,931 and 18,294,998 shares issued, respectively, and 17,121,812 and 17,059,943 shares outstanding, respectively	184	183
Paid-in capital	69,201	69,049
Accumulated other comprehensive income	3,385	3,473
Retained earnings	205,266	206,898
Treasury stock, at par (1,260,119 and 1,235,055 common shares, respectively)	(12)	(12)

Total stockholders’ equity	278,024	279,591

Total liabilities and stockholders’ equity	$360,865	$367,398

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2014	2013
Revenues	(Unaudited)
Product Solutions	$38,931	$38,894
Nuclear Services	57,062	65,012
Energy Services	8,889	12,804

Consolidated	104,882	116,710

Cost of Sales
Product Solutions	29,060	32,937
Nuclear Services	50,041	56,526
Energy Services	7,303	11,281
Consolidated	86,404	100,744

Gross profit	18,478	15,966
Selling and marketing expenses	1,823	2,223
General and administrative expenses	13,754	14,554
Depreciation and amortization expense	2,314	1,073

Operating income (loss)	587	(1,884)
Interest expense, net	413	86
Other expense (income), net	270	(150)

Loss from continuing operations before income tax	(96)	(1,820)

Income benefit expense	(24)	(619)

Loss from continuing operations	(72)	(1,201)

Discontinued operations:
Loss from discontinued operations, net of tax	(7)	(40)

Net loss	$(79)	$(1,241)

Basic loss per weighted average common share:
Loss from continuing operations	$—	$(0.07)
Loss from discontinued operations	—	—

Loss per common share - basic	$—	$(0.07)

Weighted average number of shares of common stock outstanding - basic	17,090,074	16,772,195

Diluted loss per weighted average common share:
Loss from continuing operations	$—	$(0.07)
Loss from discontinued operations	—	—

Loss per common share - diluted	$—	$(0.07)

Weighted average number of shares of common stock outstanding - diluted	17,090,074	16,772,195

Cash dividends per share	$0.09	$0.09

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	Three Months Ended March 31,
	2014	2013
	(Unaudited)
Net loss	$(79)	$(1,241)
Foreign currency translation adjustment	(88)	(806)

Comprehensive loss	$(167)	$(2,047)

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ in thousands, except share and per share amounts)

				Accumulated
	Common Shares			Other
	$0.01 Per Share		Paid-in	Comprehensive	Retained	Treasury Shares
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Total

Balance, December 31, 2013	18,294,998	$183	$69,050	$3,473	$206,897	(1,235,055)	$(12)	$279,590

Stock-based compensation	86,933	1	151	—	—	(25,064)	—	152
Dividends declared	—	—	—	—	(1,551)	—	—	(1,551)
Net loss	—	—	—	—	(79)	—	—	(79)
Foreign currency translation adjustment	—	—	—	(88)	—	—	—	(88)
Balance, March 31, 2014	18,381,931	$184	$69,201	$3,385	$205,266	(1,260,119)	$(12)	$278,024

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities:	(Unaudited)
Net loss	$(79)	$(1,241)
Adjustments to reconcile net loss to net cash provided by operating activities:
Deferred income tax benefit provision	(7)	(1,086)
Depreciation and amortization on plant, property and equipment and intangible assets	2,632	1,431
Amortization on deferred financing costs	56	45
Stock-based compensation	651	1,629
Changes in operating assets and liabilities, net of businesses acquired and sold	(1,647)	7,720

Net cash provided by operating activities	1,606	8,498

Investing activities:
Net transfers of restricted cash	49	—
Purchase of property, plant and equipment	(796)	(788)

Net cash used in investing activities	(747)	(788)

Financing activities:
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(498)	(585)
Debt issuance costs	8	—
Dividends paid	(1,530)	(1,518)
Proceeds from long-term debt	12,000	—
Payments of long-term debt	(10,000)	—

Net cash used in financing activities	(20)	(2,103)
Effect of exchange rate changes on cash	(88)	(1,103)
Net change in cash and cash equivalents	751	4,504

Cash and cash equivalents, beginning of period	13,942	31,951

Cash and cash equivalents, end of period	$14,693	$36,455

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BUSINESS AND ORGANIZATION

Global Power Equipment Group Inc. (“Global Power,” “we,” “us,” “our,” or “the Company”) is a comprehensive provider of customer-engineered equipment, and modification and maintenance services for customers in the power generation, oil & gas, natural gas, infrastructure and process and industrial markets.  Our customers are in and outside the United States (“U.S.”) in both developed and emerging economies.

We design, engineer and manufacture a comprehensive range of gas and steam turbine auxiliary products, control houses and generator enclosures primarily used to enhance the efficiency and facilitate the operation of gas turbine power plants, sub-base and stand-alone tanks meeting UL listings UL142, UL2085 and ULC-S 601 and for other industrial pipeline compression stations, electric power transmissions and distribution systems.  With a strong competitive position in our product lines due to our technology, skilled work force and experience, we benefit from a large installed base of equipment throughout the world which provides us strong brand recognition and value.

We provide on-site specialty modification and maintenance services, outage management, facility upgrade services, specialty repair, brazed aluminum heat exchanger repair and maintenance, and other industrial and safety services to nuclear, fossil-fuel, industrial gas, liquefied natural gas, petrochemical and other industrial operations in the U.S. We have the capability to combine our services and equipment resources to offer turn-key solutions for aftermarket repair applications for the North American gas turbine power generation, energy infrastructure, process and cogeneration markets.

Our operations are grouped into three reportable segments:  Product Solutions, Nuclear Services and Energy Services.  Our Product Solutions segment is comprised of two primary product categories:  Electrical Solutions and Auxiliary Products.

•                  Our Electrical Solutions product category is comprised of Koontz-Wagner Custom Controls Holdings, LLC (“Koontz-Wagner”), including, following its merger with and into Koontz-Wagner (the “Merger”), the former operations of IBI, LLC (“IBI Power” or “IBI”). This product category focuses on manufacturing and integrating engineered packaged control house solutions and manufacturing custom power packaging and integration solutions, including control house systems, generator enclosures, and industrial tanks, for the energy, oil & gas and electrical industries.

•                  Our Auxiliary Products category is comprised of Braden Manufacturing, L.L.C. (“Braden”) which engineer and manufacture filter houses, inlet and exhaust systems, diverter dampers, selective catalytic emission reduction systems (commonly referred to as “SCR”) used in the power generation market.  Consolidated Fabricators Inc. (“CFI”), which engineer and manufacture complex equipment to support gas turbines and other power generation equipment, and, TOG Manufacturing Company, Inc. (“TOG”), which manufacture highly-engineered precision components for critical applications across a variety of industries including:  Power Generation, U.S. Defense Department and Off-Shore Drilling.

•                  Our Nuclear Services segment is comprised of the operations of Williams Plant Services, LLC and Williams Specialty Services, LLC (together, the “Williams business”).  Our Nuclear Services segment is focused on the nuclear maintenance and specialty services business.

•                  Our Energy Services segment is comprised Hetsco, Inc. (“Hetsco”) and the operations of Construction & Maintenance Professionals, LLC and Williams Industrial Services, LLC.  Our Energy Services segment is focused on providing mission critical brazed aluminum heat exchanger repair, maintenance, and safety services to the industrial gas, liquefied natural gas and petrochemical industries and maintenance and specialty services to the industrial and fossil business.

Effective as of January 1, 2013, our Board of Directors determined to change from a traditional month-end calendar close cycle to a 4-4-5 calendar close methodology during interim periods. Our fiscal year will continue to end on December 31. Under this methodology, each interim period is comprised of 13 weeks, which includes two 4-week months and one 5-week month, and begins on Monday and ends on Sunday. The 4-4-5 close methodology will change the accounting periods to month-end dates that would be different than the traditional last day of the standard month end. We will label our quarterly information using a calendar convention, that is, first quarter will be labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. This change in methodology aligns our financial calendar to our payroll cycle simplifying our close process. The effects of this practice are modest and only exist within a reporting year. The reporting periods and applicable reports for 2014 are:

Fiscal Period	Reporting Period	Report to be Filed
First quarter of fiscal 2014	January 1, 2014 to March 30, 2014	Quarterly Report on Form 10-Q
Second quarter of fiscal 2014	March 31, 2014 to June 29, 2014	Quarterly Report on Form 10-Q
Third quarter of fiscal 2014	June 30, 2014 to September 28, 2014	Quarterly Report on Form 10-Q
Fourth quarter of fiscal 2014	September 29, 2014 to December 31, 2014	Annual Report on Form 10-K

Acquisitions: During 2013, we completed the following acquisitions:

Business Acquired	Date of Closing	Net Assets Acquired (in millions)	Primary Form of Consideration
IBI, LLC	July 9, 2013	$18.6	Cash
Hetsco Holdings, Inc.	April 30, 2013	$32.4	Cash

Each of the acquired businesses has been included in our results of operations since the date of closing. Due to the timing of these acquisitions and related operating results, our 2014 and 2013 operating results are not entirely comparable. See Note 3—Acquisitions.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: These unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the U.S.  The information in the condensed consolidated financial statements, in the opinion of management, includes normal recurring adjustments and reflects all adjustments that are necessary for a fair statement of such financial statements.  We believe that the disclosures presented are adequate to represent materially correct interim financial statements.  These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 17, 2014.

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

Discontinued Operations Presentation: In August 2011, we completed the sale of substantially all of the operating assets of our Deltak L.L.C. (“Deltak”) business unit. Discontinued operations are presented net of tax. The following notes relate to our continuing operations only unless otherwise noted.

Dollar Amounts: All dollar amounts (except share and per share amounts) presented in the tabulations within the notes to our consolidated financial statements are stated in thousands of dollars, unless otherwise noted.

Long-Lived Assets: Long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset to be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. We group long-lived assets by legal entity for purposes of recognition and measurement of an impairment loss as this is the lowest level for which cash flows are independent.

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

In connection with our reportable segments, we also assess our reporting units that are operating segments or one level below the operating segment for impairment testing. We consider the management of operating activities, discrete financial information, similarities of economic characteristics, and the nature of the products, production processes, customers, distribution and regulatory environments. For impairment testing of goodwill and other indefinite-lived assets we test TOG as a separate reporting unit from Product Solutions with the remainder tested as the Auxiliary Products and Electrical Solutions product lines.  We test Hetsco as a separate reporting unit from Energy Solutions with the remainder tested as the Industrial Solutions reporting unit, and we test the Nuclear Solutions segment as a reporting unit.

We did not identify any impairment of our recorded goodwill from our most recent annual testing, which was performed as of October 1, 2013. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. We have not identified any such events and, accordingly, have not tested goodwill for impairment during the three months ended March 31, 2014.

Adoption of New Accounting Pronouncements:

In March 2014, the FASB issued ASC Update  2014-06 “Technical Corrections and Improvements Related to Glossary Terms” (the “Update”). The amendments in the Update relate to glossary terms and cover a wide range of Topics in the Codification.  These amendments are presented in four sections — Deletion of Master Glossary Terms (Section A), Addition of Master Glossary Term Links (Section B), Duplicate Master Glossary Terms (Section C), and Other Technical Corrections Related to Glossary Terms (Section D).  The amendments in this Update represent changes to clarify the Master Glossary of the Codification, or make improvements to the Master Glossary that are not expected to result in substantive changes to the application of existing guidance or create a significant administrative cost to most entities.  Additionally, the amendments will make the Master Glossary easier to understand, as well as reduce the number of terms that appear in the Master Glossary.  The amendments resulting from this Update do not have transition guidance and will be effective upon issuance for both public and private companies.  The immediate adoption of this standard in March 2014 did not have an impact on our consolidated financial statements, and there was no material impact to our financial statement disclosures.

NOTE 3—ACQUISITIONS

During 2013, we acquired 100% equity in two businesses, which included one products company and one industrial gas services company, all based in the U.S. These acquisitions allow us to expand our products and service offerings internationally and in the U.S.  A summary of the acquisitions is as follows:

Business Acquired	Date of Closing	Net Assets Acquired (in millions)	Segment	Primary Form of Consideration
IBI, LLC	July 9, 2013	$18.6	Product Solutions	Cash
Hetsco Holdings, Inc.	April 30, 2013	$32.4	Energy Services	Cash

Each of the acquired businesses has been included in our results of operations since the date of closing. Due to the timing of each acquisition and related operating results, our 2014 and 2013 operating results are not entirely comparable.

On July 9, 2013, we acquired IBI Power, a leading manufacturer of custom power packaging and integration solutions, including control house systems, generator enclosures and industrial tanks. The aggregate consideration paid consisted of $18.6 million in cash, after final working capital adjustments and other adjustments of which $0.7 million was paid in January, 2014.  IBI merged with and into Koontz-Wagner and its financial results are included in our Product Solutions segment as of the acquisition date.

On April 30, 2013, we acquired Hetsco, a global provider of mission critical brazed aluminum heat exchanger repair, maintenance and safety services to the industrial gas, liquefied natural gas and petrochemical industries. The aggregate acquisition price consisted of $32.4 million in cash, after final working capital adjustments. The financial results of the Hetsco acquisition have been included in our Energy Services segment as of the acquisition date.

We funded the purchase of the IBI Power and Hetsco acquisitions (together, the “2013 Acquisitions”) through a combination of cash on hand and draws on our $150.0 million credit facility (as amended or supplemented from time to time, the “Revolving Credit Facility”).

The following table summarizes the consideration paid for the 2013 Acquisitions and presents an allocation of these amounts to the net tangible and identifiable intangible assets based on the estimated fair values as of the respective acquisition dates.

	2013 Acquisition Activity
	Hetsco Inc.	IBI Power	Total

Current assets	$7,733	$8,304	$16,037
Property, plant and equipment	867	2,822	3,689
Identifiable intangible assets	22,800	9,300	32,100
Goodwill	12,997	4,542	17,539

Total assets acquired	44,397	24,968	69,365
Current liabilities	(2,265)	(6,327)	(8,592)
Long-term deferred tax liability	(8,645)	—	(8,645)
Other long-term liabilities	(1,089)	—	(1,089)

Net assets acquired	$32,398	$18,641	$51,039

The purchase price was preliminarily allocated based on estimated fair values as of the acquisition date.  These allocations require the significant use of estimates and are based on the information that was available to management at the time these consolidated financial statements were prepared.  The estimated fair values and useful lives acquired have been supported by third party valuation.  The fair values remain subject to potential adjustments including, but not limited to, assessment of income tax related assets and liabilities.

Acquired intangible assets in 2013 of $32.1 million consisted of customer relationships, trade names and noncompete agreements. The amortization period for these intangible assets, except trade names which are indefinite, ranges from five to seven years. We recorded $1.2 million of amortization expense related to these intangible assets during the three months ended March 31, 2014.  The major classes of intangible assets are as follows:

	Weighted Average
($ in thousands)	Amortization Years	At Date of Acquisition
Customer Relationships	7	$19,200
Trade Names	Indefinite	11,000
Noncompetes	5	1,900
		$32,100

The estimated future aggregate amortization expense of intangible assets from the 2013 Acquisitions as of March 31, 2014 is set forth below:

($ in thousands)

For the Fiscal Year Ending December 31 –
2014 (remainder of year)	$2,342
2015	3,123
2016	3,123
2017	3,123
2018	2,894
Thereafter	3,814
Total	$18,419

The goodwill associated with the IBI Power acquisition is deductible for tax purposes whereas the goodwill associated with the Hetsco acquisition is not deductible for tax purposes.

The following unaudited pro forma information has been provided for illustrative purposes only and is not necessarily indicative of results that would have occurred had the 2013 Acquisitions of IBI Power and Hetsco as if they occurred on January 1, 2013, nor are they necessarily indicative of future results.

	Three months ended March 31,
	(unaudited)
($ in thousands, except per share data)	2014	2013
Consolidated revenues	$104,882	$132,030
Income from continuing operations before income tax	(96)	2,403
Earnings per share from continuing operations:
Basic	$(0.01)	$0.14
Diluted	$(0.01)	$0.14

The unaudited pro forma consolidated results during the three months ended March 31, 2014 and 2013 have been prepared by adjusting our historical results to include the 2013 Acquisitions of IBI Power and Hetsco occurred on January 1, 2013. These unaudited pro forma consolidated historical results were then adjusted for the following:

•                  a net reduction in interest expense during the three months ended March 31, 2013,

•                  there was no adjustment to interest expense for the three months ended March 31, 2014,

•                  an increase in amortization expense due to the incremental intangible assets recorded related to the 2013 acquisitions of IBI Power and Hetsco,

•                  a change in depreciation expense relating to the net impact of adjusting acquired property and equipment to the acquisition date fair values,

•                  adjustments to reflect the impact of $1.7 million of transaction costs related to the acquisition of IBI Power and Hetsco,

•                  adjustments to tax effect the pro forma results of the acquisition of IBI Power and Hetsco at Global Power’s estimated domestic statutory tax rate of 39% for all periods, and

•                  a net increase in stock compensation expense associated with restricted stock granted as a part of the Hetsco acquisition offset by a reduction in stock compensation expense resulting from the cancellation of Hetsco’s previous stock grants.

The unaudited pro forma results do not include any adjustments to eliminate the impact of cost savings or other synergies that may result from the 2013 Acquisitions. As noted above, the unaudited pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.

NOTE 4—EARNINGS PER SHARE

Basic earnings per common share is calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share is based on the weighted average common shares outstanding during the period, adjusted to include the incremental effect of common shares that would be issued upon the conversion of warrants and the vesting and release of restricted stock awards.

Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended March 31,
($ in thousands, except per share data)	2014	2013

Net loss:
Loss from continuing operations	$(72)	$(1,201)
Loss from discontinued operations	(7)	(40)
Loss available to common shareholders	$(79)	$(1,241)

Basic (Loss) Earnings Per Common Share:
Weighted Average Common Shares Outstanding	17,090,074	16,772,195

Basic (loss) earnings per common share from continuing operations	$—	$(0.07)
Basic loss per common share from discontinued operations	—	—
Basic (loss) earnings per common share	$—	$(0.07)

Diluted (Loss) Earnings Per Common Share:
Weighted Average Common Shares Outstanding	17,090,074	16,772,195
Effect of Dilutive Securities:
Unvested portion of restricted stock awards	—	—
Warrants to purchase common stock	—	—
Weighted Average Common Shares Outstanding Assuming Dilution	17,090,074	16,772,195

Diluted (loss) earnings per common share from continuing operations	$—	$(0.07)
Diluted loss per common share from discontinued operations	—	—
Diluted (loss) earnings per common share	$—	$(0.07)

During the three months ended March 31, 2014, there were 147,611 outstanding stock equivalents that were anti-dilutive and excluded from the computations of diluted earnings per common share. During the three months ended March 31, 2013, there were 501,041 outstanding stock equivalents that were anti-dilutive and excluded from the computations of diluted earnings per common share. Excluded from the calculation of both basic and diluted earnings per common share are the unvested performance-based, both Operating Margin and Relative TSR Performance Objective, restricted stock awards for which performance targets had not been set by the Board of Directors of 255,084 as of March 31, 2014. There were 60,370 performance-based stock awards outstanding as of March 31, 2013.

NOTE 5 –INCOME TAXES

The overall effective income tax rate for continuing operations during the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31,
	2014	2013
Effective income tax rate	25.1%	34.0%

The effective income tax rate differs from the statutory federal income tax rate of 35% primarily because of state and foreign income taxes and permanent differences.

As of March 31, 2014 and March 31, 2013, we would need to generate approximately $81.4 million and $104.2 million, respectively, of future financial taxable income to realize our deferred tax assets.

As of both March 31, 2014 and December 31, 2013, we provided for a liability of $4.7 million for unrecognized tax benefits related to various federal, foreign and state income tax matters, which was included in long-term deferred tax assets and other long-term liabilities.  If recognized, the entire amount of the liability would affect the effective tax rate.  As of March 31, 2014, we had accrued approximately $2.3 million in other long-term liabilities for potential payment of interest and penalties related to uncertain income tax positions.

NOTE 6—DEBT

Revolving Credit Facility.  As of March 31, 2014, we had $25.0 million outstanding under our Revolving Credit Facility and we were in compliance with all financial and other covenants under the Revolving Credit Facility.  During the three months ended March 31, 2014 we borrowed $12.0 million on our Revolving Credit and we repaid $10.0 million of the $12.0 million in March 2014.  The weighted average borrowings were 2.5%.

The Revolving Credit Facility allows for borrowings up to $150.0 million, subject to outstanding standby letters of credit and other restrictions.  The facility has a $75.0 million revolving letter of credit facility and provides access to multi-currency funds.  The Revolving Credit Facility has a maturity date of February 21, 2017.

We are subject to interest rate changes on our LIBOR-based variable interest rate under our Revolving Credit Facility.  As of March 31, 2014, a maximum of $115.9 million was available under our Revolving Credit Facility.  Our ability to borrow this maximum amount is governed by a number of provisions of our Revolving Credit Facility, some of which have the effect of limiting the amount that we can borrow based upon such factors as the Company’s compliance with certain leverage ratios and other financial covenants or the use of the proceeds of the relevant drawdown, in each case as of a particular date or time.  In practice, these provisions of our Revolving Credit Facility mean that we may not be permitted to borrow the full $150.0 million of our Revolving Credit Facility and the amount we are allowed to borrow under our Revolving Credit Facility will likely be materially less than the difference between our actual borrowings and $150.0 million for the foreseeable future.  As of March 31, 2014, we pay an unused line fee of .20% pursuant to the terms of our Revolving Credit Facility.

Letters of Credit and Bonds.  In line with industry practice, we are often required to provide letters of credit, surety and performance bonds to customers.  These letters of credit and bonds provide credit support and security for the customer if we fail to perform our obligations under the applicable contract with such customer.

The interest rate on letters of credit issued under the Revolving Credit Facility letter of credit was 1.25% per annum as of March 31, 2014.  Should we need to borrow additional amounts against the Revolving Credit Facility, we would incur an interest rate of LIBOR or a specified base rate, plus in each case, an additional margin based on our consolidated leverage ratio.  The Revolving Credit Facility includes additional margin ranges on base rate loans between 0.25% and 1.25% and between 1.25% and 2.25% on LIBOR-based loans.

As of March 31, 2014, our outstanding stand-by letters of credit totaled approximately $9.1 million for our U.S. entities and $5.9 million (U.S. dollars) for non-U.S. entities.  Currently there are no amounts drawn upon these letters of credit.  In addition, as of March 31, 2014, we had outstanding surety bonds on projects of approximately $29.6 million.

Deferred Financing Costs.  As of March 31, 2014, we had unamortized deferred financing fees on our Revolving Credit Facility of $0.7 million and interest expense associated with the amortization of less than $0.1 million for the three months ending March 31, 2014 and none for the three months ended March 31, 2013.

NOTE 7—COMMITMENTS AND CONTINGENCIES

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

Deltak Claims: By purchase agreement dated August 5, 2011, referred to as the 2011 Purchase Agreement, we sold substantially all of the assets of our Deltak business unit to Hamon Acquisitions, Inc. (n/k/a Hamon Deltak, Inc.) (an indirect wholly owned subsidiary of Hamon & Compagnie International SA) (the “Buyer”). Under the 2011 Purchase Agreement, we retained certain liabilities relating to the assets sold to the Buyer. The 2011 Purchase Agreement established escrow accounts totaling $7.0 million set aside for contingencies, of which $6.2 million was initially subject to a five year escrow term and $0.8 million was subject to scheduled releases.  We previously recorded $3.1 million in short-term restricted cash and $3.8 million, which was subject to a five year escrow term, was previously recorded in other long-term assets.   During 2013, we received two claims for indemnification from the Buyer in connection with the activities of our Deltak business unit.  Under the terms of the settlement agreement, $0.1 million of the remaining escrow was classified as short-term restricted cash as of December 31, 2013.  On February 4, 2014, less than $0.1 million of the purchase price held in escrow related to the sale of the assets of Deltak was released to Global Power.

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

Contingencies: On June 28, 2013, we announced a change in senior leadership in our Nuclear and Energy Services segments.  We subsequently filed a Form 8-K disclosing anticipated separation costs of approximately $0.5 million pursuant to a Separation Agreement relating to this change in leadership. On July 17, 2013, we rescinded the Separation Agreement and therefore have not accrued any of the previously disclosed separation costs in the consolidated balance sheet and statement of operations as of March 31, 2014 and December 31, 2013.

NOTE 8—STOCKHOLDERS’ EQUITY

Dividends:  In May 2012, our Board of Directors approved a quarterly cash dividend policy. The terms of our Revolving Credit Facility limit the amount of cash dividends we can pay and such terms are defined in the Revolving Credit Facility. The following table sets forth certain information relating to the Company’s cash dividends declared to common stockholders of the Company during the three months ended March 31, 2014:

	Dividend Declaration Date	Dividend per Share	Date of Record for Dividend Payment	Dividend Cash Payment Date
Fiscal year 2014:	March 7, 2014	$0.09	March 18, 2014	March 28, 2014

Dividend equivalents equal to the dividends payable on the same number of shares of our common stock were accrued on unvested restricted stock awards. No dividend equivalents are paid on any unvested restricted stock awards that are forfeited prior to the vesting date. Dividend equivalents are paid out in cash at the vesting date on restricted stock awards. A non-cash accrual of $0.2 million for unpaid dividend equivalents for unvested restricted stock awards was included in the accompanying consolidated balance sheet as of March 31, 2014. In addition, accumulated dividend equivalents of less than $0.1 million were paid upon the vesting and release of 86,934 restricted stock awards during the three months ended March 31, 2014.

Stock Repurchase Program:  In May 2012, our Board of Directors authorized a program to repurchase up to two million shares of our common stock until the earlier of June 30, 2014 or a determination by the Board of Directors to discontinue the repurchase program.  We repurchased 421,731 shares of common stock during the year ended December 31, 2012 for $6.8 million under the repurchase program.  During the three months ended March 31, 2014 and 2013, we did not repurchase any shares of common stock.

Foreign Currency Translation:  Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate during the period. Translation adjustments are accumulated and reported as a component of accumulated other comprehensive income. We had foreign currency translation adjustments resulting in a less than $0.1 million unrealized loss and $0.8 million unrealized loss for the three months ended March 31, 2014 and 2013, respectively. Our foreign earnings are considered permanently reinvested and, therefore, we do not have any corresponding deferred taxes for our unremitted earnings.

Stock-Based Compensation: During the three months ended March 31, 2014, we vested 66,167 shares of stock-based compensation to employees and recorded a $0.5 million non-cash accrual related to the payment of statutory taxes due on the awards that was unpaid as of March 31, 2014.

We granted 110,903 shares of restricted stock awards subject only to service conditions to employees and directors during the three months ended March 31, 2014 at a weighted-average fair value price per share of $19.66.  These service-based restricted stock awards will vest ratably over one, three or four years.

We also granted 90,623 restricted stock awards subject to performance conditions during the three months ended March 31, 2014 at a weighted-average fair value price per share of $19.89.  Of these, 10,000 performance-based restricted stock awards will vest at the end of a one year performance period subject to meeting or exceeding a $30.0 million EBITDA target.  The remaining 80,623 performance-based restricted stock awards will cliff vest at the end of a three year performance period subject to multiple target levels of operating margin. If the minimum target set in the agreement is not met, none of the shares would vest and no compensation expense would be recognized and any previously recognized compensation expense would be reversed. The actual number of shares that will ultimately vest is dependent on achieving fixed thresholds between the minimum and maximum performance condition and ranges between 0% and 200% the number of units originally granted. We recognize stock-based compensation expense related to performance awards based upon our determination of the potential likelihood of achievement of the performance target at each reporting date, net of estimated forfeitures.

We also granted 80,623 market-based restricted stock awards during the three months ended March 31, 2014 which, in addition to being subject to continuing employment requirements are subject to a market condition in the form of a total shareholder return (“TSR”) modifier. The actual number of shares that cliff vest at the end of the three-year vesting period is determined based on our TSR relative to the Russell 2000 over the related three-year performance period. Depending on the level of achievement, the actual number of shares that vest may range from 0% to 200% of the awards originally granted.

We estimate the fair value of our market-based restricted stock awards on the date of grant using a Monte Carlo simulation valuation model. This pricing model uses multiple simulations to evaluate our probability of achieving various stock price levels to determine our expected TSR performance ranking. Expense is only recorded for the number of market-based restricted stock awards granted, net of estimated forfeitures. The assumptions used to estimate the fair value of market-based restricted stock awards granted during the three months ended March 31, 2014 were as follows:

Three Months Ended
March 31,
2014
Expected term (years)	2.75
Expected volatility	34.7%
Expected dividend yield	0.0%
Risk-free interest rate	0.79%
Weighted-average grant date fair value	$ 25.71

NOTE 9—OTHER SUPPLEMENTAL INFORMATION

Other current assets consist of the following:

	March 31,	December 31,

($ in thousands)	2014	2013
Prepaid expenses	$2,350	$2,735
VAT receivable	3,546	3,216
Prepaid taxes	623	872
Other Receivables	174	55
Other	1,199	1,337
Total	$7,892	$8,215

Other long-term assets consist of the following:

	March 31,	December 31,

($ in thousands)	2014	2013
Debt issuance costs, net	$687	$751
Other	428	507
Total	$1,115	$1,258

Other current liabilities consist of the following:

	March 31,	December 31,

($ in thousands)	2014	2013
Accrued workers compensation	$1,499	$1,659
Accrued taxes	865	1,524
Accrued contract obligation	801	1,030
Accrued job reserves	516	1,387
Accrued legal and professional fees	387	1,036
Other	3,111	1,847
Total	$7,179	$8,483

Other long-term liabilities consist of the following:

	March 31,	December 31,

($ in thousands)	2014	2013
Uncertain tax liabilities	$5,065	$5,054
Other	839	790
Total	$5,904	$5,844

Supplemental cash flow disclosures are as follows:

	Three Months Ended March 31,
	2014	2013

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for the period for:
Interest	$154	$78

Income taxes	$1	$355

Net effect of changes in operating activities
Decrease in accounts receivable	$23,609	$12,069
Increase (decrease) in inventories	(1,843)	9
Increase (decrease) in costs and estimated earnings in excess of billings	(16,705)	4,228
(Increase) decrease in other current assets	322	(443)
(Increase) decrease in other assets	79	(222)
Decrease in accounts payable	(6,165)	(6,435)
Increase in accrued and other liabilities	3,730	3,645
(Increase) decrease in accrued warranties	(971)	7
Decrease in billings in excess of costs and estimated earnings	(3,703)	(5,138)

Changes in operating assets and liabilities	$(1,647)	$7,720

NOTE 10—MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

We have certain customers that represent more than 10 percent of consolidated accounts receivable. The balance for these customers as a percentage of the consolidated accounts receivable is as follows:

	As of	As of
	March 31,	December 31,
Customer	2014	2013
General Electric Company	21%	25%
Southern Nuclear Operating Company	16%	*
Siemens Energy, Inc	*	21%

*         Less than 10%

We have certain customers that represent more than 10 percent of consolidated revenue. The revenue for these customers as a percentage of the consolidated revenue is as follows:

	Three Months Ended March 31,
Customer	2014	2013
Southern Nuclear Operating Company	28%	29%
Siemens Energy, Inc	*	16%
Tennessee Valley Authority	18%	15%
General Electric Company	15%	11%
All others	39%	29%
Total	100%	100%

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

NOTE 11—SEGMENT INFORMATION

We follow ASC 280—Segment Reporting, to present segment information. We considered the way our management team, most notably our chief operating decision maker, makes operating decisions and assesses performance and considered which components of our enterprise have discrete financial information available. As management makes decisions using a products and services group focus, our analysis resulted in three reportable segments:  the Product Solutions segment, the Energy Services segment, and the Nuclear Services segment.  The Product Solutions segment consists of two product categories:  Auxiliary Products and Electrical Solutions.  The financial results of the 2013 Acquisitions have been included in their respective segment as of their respective acquisition dates.

For all periods presented, we have excluded the results of operations of our discontinued operations. As a result of our 2011 disposal of the Deltak business unit, certain corporate and other operating costs were reallocated for all periods presented to our continuing operations. In addition, management also reevaluated our primary measure of segment performance and determined that EBITDA should be used as the best measure of segment performance.

The accounting policies for our segments are the same as those described in Note 2—Summary of Significant Accounting Policies.

The following tables present information about segment income:

($ in thousands)	Three months ended March 31,
	2014	2013

Revenues:
Product Solutions	$38,931	$38,894
Nuclear Services	57,062	65,012
Energy Services	8,889	12,804
Consolidated	$104,882	$116,710

($ in thousands)	Three months ended March 31,
	2014	2013

Depreciation and Amortization: (1)
Product Solutions	$1,656	$1,224
Nuclear Services	214	197
Energy Services	871	10
Consolidated	$2,741	$1,431

($ in thousands)	Three months ended March 31,
	2014	2013

Operating Income (Loss):
Product Solutions	$983	$(3,394)
Nuclear Services	1,395	1,275
Energy Services	(1,791)	235
Consolidated	$587	$(1,884)

(1)  Depreciation and Amortization includes $0.5 million and $0.4 million included in the “Cost of Sales” line in the accompanying Condensed Consolidated Statements of Operations.

The following table presents information which reconciles segment assets to consolidated total assets:

	As of
	March 31,	December 31,
($ in thousands)	2014	2013

Assets:
Product Solutions	$216,125	$232,070
Nuclear Services	76,928	63,897
Energy Services	47,639	49,782
Non allocated corporate headquarters assets	20,174	21,649
Total consolidated assets	$360,865	$367,398

Corporate assets consist primarily of cash and deferred tax assets.

The following presents the Product Solutions segment revenue by geographical region based on our operating locations. Products are often shipped to other geographical areas but revenue is listed in the region in which the revenue is recognized:

	Three Months Ended March 31,
	2014		2013
	Revenue	Product	Revenue	Product
($ in thousands)	Recognized In	Shipped To	Recognized In	Shipped To

United States	$28,670	$24,226	$28,167	$20,489
Canada	—	623	—	151
Europe	5,998	2,644	7,819	958
Mexico	4,117	—	2,763	279
Asia	146	4,193	145	4,129
Middle East	—	366	—	9,065
South America	—	2,720	—	3,668
Other	—	4,159	—	155
Total	$38,931	$38,931	$38,894	$38,894

Our Nuclear Services segment revenue, virtually all of which is derived in the U.S., was $57.1 million and $65.0 million during the three months ended March 31, 2014 and 2013, respectively.  Our Energy Services segment revenue, virtually all of which is derived in the U.S., was $8.9 million and $12.8 million during the three months ended March 31, 2014 and 2013, respectively.

NOTE 12—SUBSEQUENT EVENT

On May 1, 2014, our Board of Directors declared a cash dividend of $0.09 per share of common stock to the holders of record of our common stock as of the close of business on June 13, 2014 to be paid on or about June 27, 2014.

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

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above, as well as those discussed in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 17, 2014, under the heading “Risk Factors.” Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise and we caution you not to rely upon them unduly.

The following discussion provides an analysis of the results of operations for each of our business segments, an overview of our liquidity and capital resources and other items related to our business. This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Form 10-Q and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, filed with the SEC on March 17, 2014.

Overview

Global Power Equipment Group Inc. (“Global Power,” “we,” “us,” “our,” or “the Company”) is a comprehensive provider of customer-engineered equipment, and modification and maintenance services for customers in the power generation, oil & gas, natural gas, infrastructure and process and industrial markets.  Our customers are in and outside the United States (“U.S.”) in both developed and emerging economies.

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

Our operations are grouped into three reportable segments:  Product Solutions, Nuclear Services and Energy Services.  Our Product Solutions segment is comprised of two primary product categories:  Electrical Solutions and Auxiliary Products.

•                  Our Electrical Solutions product category is comprised of Koontz-Wagner Custom Controls Holdings, LLC (“Koontz-Wagner”), including, following its merger with and into Koontz-Wagner (the “Merger”), the former operations of IBI, LLC (“IBI Power” or “IBI”). This product category focuses on manufacturing and integrating engineered packaged control house solutions and manufacturing custom power packaging and integration solutions, including control house systems, generator enclosures, and industrial tanks, for the energy, oil & gas and electrical industries.

•                  Our Auxiliary Products category is comprised of Braden Manufacturing, L.L.C. (“Braden”) which engineer and manufacture filter houses, inlet and exhaust systems, diverter dampers, selective catalytic emission reduction systems (commonly referred to as “SCR”) used in the power generation market.  Consolidated Fabricators Inc. (“CFI”) engineers and manufactures complex equipment to support gas turbines and other power generation equipment.  TOG Manufacturing (“TOG’) manufactures highly engineered precision components for critical applications across a variety of industries including:  power generation, U.S. Defense Department and off-shore drilling.

•                  Our Nuclear Services segment was formerly a part of our Services segment. It is comprised of the operations of Williams Plant Services, LLC and Williams Specialty Services, LLC (together, the “Williams business”).  Our Nuclear Services segment is focused on the nuclear maintenance and specialty services business.

•                  Our Energy Services segment is comprised Hetsco, Inc. (“Hetsco”) and the operations of Construction & Maintenance Professionals, LLC and Williams Industrial Services, LLC (part of Williams business).  Our Energy Services segment is focused on providing mission critical brazed aluminum heat exchanger repair, maintenance, and safety services to the industrial gas, liquefied natural gas and petrochemical industries and maintenance and specialty services to the industrial and fossil business.

For information about our segments, see Note 11—Segment Information to our unaudited condensed consolidated financial statements included in this Form 10-Q.

Our operations are based on discrete projects subject to contract awards of varying scopes and values. Business volume fluctuates due to many factors, including the mix of work and project schedules, which are dependent on the level and timing of customer releases of new projects. Significant fluctuations may occur from period to period in revenue, gross profit and operating results and such fluctuations are discussed below.

Acquisitions

On July 9, 2013, we acquired IBI Power, a leading manufacturer of custom power packaging and integration solutions, including control house systems, generator enclosures and industrial tanks.  The addition of IBI Power’s packaged control house solutions broadens our customer base to switchgear original equipment manufacturers and adds backup power and distributed power applications to our products portfolio. The aggregate consideration, following a working capital adjustment and other adjustments, consisted of $18.6 million, of which $17.9 million was paid in the third quarter of 2013, and $0.7 million payable as of the fourth quarter of 2013 and paid in January 2014. We funded the purchase of IBI Power through a combination of cash on hand and a draw on our $150.0 million credit facility (as amended or supplemented from time to time, the “Revolving Credit Facility”). Following our fiscal year end, on January 1, 2014, IBI Power merged with and into Koontz-Wagner, with Koontz-Wagner surviving the Merger.  IBI Power’s financial results have been included in the results of our Product Solutions segment as of the acquisition date.

On April 30, 2013, we acquired Hetsco, a global provider of mission critical brazed aluminum heat exchanger repair, maintenance, and safety services to the industrial gas, liquefied natural gas (“LNG”) and petrochemical industries. The addition of Hetsco increases our exposure to the macro natural gas growth trend with a focus on adjacent technologies in air and gas separation, heat exchangers and LNG. Hetsco’s repair and maintenance work further expands our scope of high-margin aftermarket services. The aggregate consideration paid, following a working capital adjustment, consisted of $32.4 million. We funded the purchase of the Hetsco acquisition through a combination of cash on hand and a draw on our Revolving Credit Facility. The financial results of Hetsco have been included in the results of our Energy Services segment as of the acquisition date.

The acquisition of IBI Power and Hetsco are collectively referred to as the “2013 Acquisitions.”

Business Strategy

Product Solutions Segment:

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

•                  Selective Catalytic Emission Reduction Systems. SCR systems are used in gas turbine facilities and are focused on removing oxides of nitrogen and carbon monoxide from exhaust gas.

•                  (PCH) Control Houses.  (PCH) control houses are comprised of fabricated metal buildings to house electrical power and control equipment, namely switchgear, motor control centers, variable frequency drives, utilities for the gas turbine Power Generation, Oil & Gas, Utility and Renewables market segments.

•                Generator Enclosures and Sub-Base Tanks. Generator enclosures are sound attenuated, acoustical buildings fabricated from metal and sound dampening materials to meet site sound requirements.  The enclosures are used to house both prime and standby diesel/natural gas generators that range from 30KW — 4000KW in a wide range of environments from desert to arctic.  Offered are sub-base and stand-alone tanks meeting UL listings UL142, UL2085 and ULC-S 601.

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

Nuclear Services and Energy Services Segments

Both our Nuclear Services and Energy Services segments provide a comprehensive range of modification, maintenance and construction support services.  The Nuclear Services segment supports nuclear power plants and the Energy Services segment supports a wide range of utilities and industrial customers, including fossil-fuel, industrial gas, liquefied natural gas, petrochemical and other industrial operations. We provide these services in a general contracting capacity where we manage multiple subcontractors in some cases and in other cases we are retained as a subcontractor on the project. Both our Nuclear and Energy Services segments primarily service U.S.-based plants and perform tasks designed to improve or sustain operating efficiencies; a portion of the Energy Services segment generates revenues from off-shore repairs of installed aluminum heat exchangers, primarily in the Middle East, Africa and Asia.

Services provided by the Nuclear and Energy Services segments are designed to improve or sustain operating efficiencies and extend the useful lives of process equipment in these facilities. These services are provided both on a constant presence basis and for discrete projects. Our offerings include the following specific services:

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

•                  Specialty Welding Services.  We provide the following specialty services to manufacturers and users of aluminum heat exchangers:

o                 Brazed Aluminum Heat Exchanger Repair, Maintenance, and Safety Services.  We routinely perform on-site or in-situ repairs and associated mechanical and safety support services to users of aluminum heat exchangers used in air separation and gas or liquid processing applications.

o                 Fabrication.  We have the demonstrated capability to fabricate and assemble complete process systems into integrated solutions for the air and gas processing industries.

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

As of March 31, 2014, service contracts of our  Nuclear Services segment consist of approximately 98% on a cost-plus basis,  which provides for reimbursement of costs incurred plus an amount of profit in the form of a mark-up, and approximately 2% on a fixed-price basis. As of March 31, 2014,  service contracts of the Energy Services segment consisted of approximately 74% on a cost-plus basis and approximately 26% on a fixed-price basis.

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

Our Energy Services segment and Nuclear Services segment customers include major private and government-owned utilities throughout the U.S., as well as leaders in the U.S. paper and industrial sectors.  We depend on a relatively small number of customers for a significant portion of our revenue.  For the three months ended March 31, 2014, Southern Nuclear Operating Company and Tennessee Valley Authority accounted for approximately 28% and 18%, respectively, of our consolidated revenue.  For a listing of our major customers, see Note 10—Major Customers and Concentration of Credit Risk included in our consolidated financial statements beginning on page 18.  We market our services using dedicated sales and marketing personnel as well as our experienced on-site operations personnel. We use our safety and service track record with long-term renewable contracts to expand our services and supplement the existing contracts with small to medium sized capital projects.  Both segments sales initiatives directly seek to apply operational strengths to specific facilities within the targeted industries and customers throughout the U.S.

Through our Energy Services segment programs, we provide extensive training, certifications and ongoing safety monitoring to all of our project-based employees.

For both the Energy Services segment and the Nuclear Services segment we have maintained a safety rating in the top quartile of the industry for over 12 years, benefitting both us and our customers. We also maintain a broad range of professional certifications and memberships in national organizations relevant to the performance of many of the specialized services we provide.

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

The following table shows our backlog, by segment, as of the end of the last five quarters:

	March 31,	December 31,	September 30,	June 30,	March 31,
($ in thousands)	2014	2013	2013	2013	2013
Products Solutions	$187,560	$176,621	$174,907	$145,307	$130,198
Nuclear Services	174,503	196,674	215,389	243,331	235,077
Energy Services	20,890	17,028	18,105	20,226	21,989

Total	$382,953	$390,323	$408,401	$408,864	$387,264

The increase in our Product Solutions segment backlog as of March 31, 2014 was primarily driven by increased selling efforts and long term projects in the power generation and oil and gas market segments. We expect an estimated $159.6 million or approximately 85% of our current backlog to convert to revenue in 2014. Proposal activity is robust for the oil and gas segment, as well as the power generation segment; we expect a heavier mix from the oil and gas and power generation segments to ship in 2014 or later. The book to bill ratio 1.3 for the three months ended March 31, 2014.

The decrease in Nuclear Services backlog from March 31, 2013 was primarily due to outage schedules of large utility customers as they had non-annual outages in the prior year.  We expect an estimated $62.3 million backlog as of March 31, 2014 to convert to revenue beyond 2014.  The book to bill ratio for the three months ended March 31, 2014 was 0.6 due to timing of large outages completed in the first quarter compared to bookings of outages and project work that have not yet been finalized.

The increase in our Energy Services segment backlog as of March 31, 2014 was primarily due to construction projects expected to be completed in the second quarter. We estimate that $16.7 million of the Energy Services segment backlog will convert to revenue in 2014 with the remainder in 2015.  The book-to-bill ratio of project awards added to backlog to services rendered was 1.4 during the three months ended March 31, 2014.

Results of Operations

Effective as of January 1, 2013, our Board of Directors determined to change from a traditional month-end calendar close cycle to a 4-4-5 calendar close methodology during interim periods. Our fiscal year will continue to end on December 31. Under this methodology, each interim period is comprised of 13 weeks, which includes two 4-week months and one 5-week month, and begins on Monday and ends on Sunday. The 4-4-5 close methodology will change the accounting periods to month-end dates that would be different than the traditional last day of the standard month end. We will label our quarterly information using a calendar convention, that is, first quarter will be labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. This change in methodology aligns our financial calendar to our payroll cycle simplifying our close process. The effects of this practice are modest and only exist within a reporting year. The reporting periods and applicable reports for 2014 are:

Fiscal Period	Reporting Period	Report to be Filed
First quarter of fiscal 2014	January 1, 2014 to March 30, 2014	Quarterly Report on Form 10-Q
Second quarter of fiscal 2014	March 31, 2014 to June 29, 2014	Quarterly Report on Form 10-Q
Third quarter of fiscal 2014	June 30, 2014 to September 28, 2014	Quarterly Report on Form 10-Q
Fourth quarter of fiscal 2014	September 29, 2014 to December 31, 2014	Annual Report on Form 10-K

Our summary financial results during the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended
	March 31,		Variance
($ in thousands)	2014	2013	$	%
Revenue
Product Solutions	$38,931	$38,894	37	0.1
Nuclear Services	57,062	65,012	(7,950)	(12.2)
Energy Services	8,889	12,804	(3,915)	(30.6)

Consolidated	104,882	116,710	(11,828)	(10.1)

Cost of Sales
Product Solutions	29,060	32,937	(3,877)	(11.8)
Nuclear Services	50,041	56,526	(6,486)	(11.5)
Energy Services	7,303	11,281	(3,978)	(35.3)

Consolidated	86,404	100,744	(14,340)	(14.2)
Gross profit	18,478	15,966	2,512	15.7
Gross profit percentage	17.6%	13.7%

Selling and marketing expenses	1,823	2,223	(400)	(18.0)
General and administrative expenses	13,754	14,554	(800)	(5.5)
Depreciation and amortization expense	2,314	1,073	1,241	115.6

Operating income (loss)	587	(1,884)	2,471	(131.1)

Interest expense, net	413	86	327	380.2
Other expense (income), net	270	(150)	420	(279.7)

Loss from continuing operations before income tax	(96)	(1,820)	1,724	(94.7)

Income tax (benefit) expense	(24)	(619)	595	(96.0)

Loss from continuing operations	(72)	(1,201)	1,129	(94.0)

Discontinued operations:
Loss from discontinued operations	(7)	(40)	33	(82.2)

Net loss	$(79)	$(1,241)	1,162	(93.7)

Three months ended March 31, 2014 compared to three months ended March 31, 2013:

Revenue

	Three Months Ended March 31,		Variance
($ in thousands)	2014	2013	$	%
Product Solutions	$38,931	$38,894	37	0.1
Nuclear Services	57,062	65,012	(7,950)	(12.2)
Energy Services	8,889	12,804	(3,915)	(30.6)

Total	$104,882	$116,710	(11,828)	(10.1)

Product Solutions Segment Revenue. The composition of our Product Solutions segment revenue varies from period to period based on our product mix, the strength of various geographic markets we serve and our ability to address those markets. The geographic dispersion of where products were shipped during the three months ended 2014 and 2013 was as follows:

Revenue by Destination Shipped

Product Solutions Segment:

	Three Months Ended March 31,		Variance
($ in thousands)	2014	2013	$	%
United States	$24,226	$20,489	3,737	18.2
Canada	623	151	472	312.6
Europe	2,644	958	1,686	176.0
Mexico	—	279	(279)	(100.0)
Asia	4,193	4,129	64	1.5
Middle East	366	9,065	(8,699)	(96.0)
South America	2,720	3,668	(948)	(25.8)
Other	4,159	155	4,004	2,583.1

Total	$38,931	$38,894	37	0.1

Revenue for Product Solutions for the three months ended March 31, 2014 remained relatively flat as compared to the same period last year.

Nuclear Services Segment Revenue. The decrease in Nuclear Services segment revenue was primarily due to an approximate $6.8 million reduction from a major customer on non-recurring projects for the three months ended March 31, 2014.  The remaining variance was due to reduced scope of outages in the period.  All revenue from this segment is U.S.-based.

Energy Services Segment Revenue.

The decrease in Energy Services segment revenue was primarily due to a large non-recurring project which was completed in the first quarter of 2013.  This accounted for $6.8 million of the decrease which was partially offset by revenues of $3.6 million generated from the Hetsco acquisition.

Gross Profit / Margin %

	Three Months Ended March 31,		Variance
($ in thousands)	2014	2013	$	%
Product Solutions	$9,871	$5,957	3,914	65.7
Gross Margin %	25.4%	15.3%

Nuclear Services	$7,021	$8,486	(1,465)	(17.3)
Gross Margin %	12.3%	13.1%

Energy Services	$1,586	$1,523	63	4.1
Gross Margin %	17.8%	11.9%

Total Gross Profit	$18,478	$15,966	2,512	15.7

Gross Margin %	17.6%	13.7%

Product Solutions Segment. The gross profit in the Product Solutions segment increased for the first quarter of 2014 over the same period last year due primarily to product mix.  Filter houses have consistently been produced at lower gross profit margins than exhaust systems.  Filter house revenue for the three months ended March 31, 2014 compared to the prior year decreased $4.0 million.  An increase in exhaust system revenue of $3.7 million resulted in an overall higher gross margin for the current quarter.

Nuclear Services Segment. The decrease in the Nuclear Services segment gross profit during the three months ended March 31, 2014, was partially due to non-recurring projects, which impacted gross profit dollars by approximately $1.0 million.  The remaining decrease is due to revenue mix as a higher portion of revenues were from outages which generate lower margins compared to construction support work which generated higher margins in the prior year.

Energy Services Segment. The increase in Energy Services segment gross profit during the three months ended March 31, 2014, was primarily due to revenue mix as Hetsco revenues produce a higher gross margin because of the specialized skill set necessary to do repairs and safety work versus lower margins on less specialized services provided.  The increase was partially offset by a decrease in gross profit from non-recurring capital project work completed early in 2013.

Operating Expenses

	Three Months Ended March 31,		Variance
($ in thousands)	2014	2013	$	%
Selling and Marketing Expenses	$1,823	$2,223	(400)	(18.0)
General and Administrative Expenses	13,754	14,554	(800)	(5.5)
Depreciation and Amortization Expenses	2,314	1,073	1,241	115.6
Total	$17,891	$17,850	41	0.2

Selling and Marketing Expenses.  Consolidated selling and marketing expenses include the costs associated with selling and marketing our products and services. Major components of these costs are personnel, sales commissions, sales promotion, advertising, literature, bidding, estimating and trade shows. Consolidated selling and marketing expenses decreased during the three months ended March 31, 2014, primarily due to vacant positions which are currently being recruited in the sales and marketing departments.

General and Administrative Expenses.  Consolidated general and administrative expenses include the costs associated with conducting our business, including general management, compensation and benefits of employees that are not direct costs of active projects, officers and directors, legal and professional fees and other general expenses.  Consolidated general and administrative expenses decreased by $0.8 million primarily due to a decrease in stock compensation and temporary services.

Depreciation and Amortization Expenses.  Depreciation and amortization expense consists primarily of depreciation of fixed assets and amortization of definite-lived intangible assets and excludes amounts included in cost of revenue.  Depreciation and amortization expenses increased by $1.2 million during the three months ended March 31, 2014 primarily due to additional amortization of certain intangible assets related to the 2013 Acquisitions.

Operating Profit (Loss)

	Three Months Ended March 31,		Variance
($ in thousands)	2014	2013	$	%
Product Solutions	$983	$(3,394)	4,377	(129.0)
Nuclear Services	1,395	1,275	120	9.4
Energy Services	(1,791)	235	(2,026)	(862.2)

Total	$587	$(1,884)	2,471	(131.2)

Product Solutions Segment. The increase in the Product Solutions segment operating income during the three months ended March 31, 2014 was primarily due to higher gross margins as a result of product mix.  This change in product mix accounted for $2.8 million of the increase in operating profit.  A decrease in operating expenses made up the majority of the remaining increase due to vacant positions which are currently being recruited in the sales and marketing department along with a decrease in stock compensation.

Nuclear Services Segment. Operating income for this segment increased from the comparable period in the prior year primarily due to the reduction in operating expenses which relate to lower salaries and wages partially offset by the lower revenues and gross margin achieved in the current quarter.

Energy Services Segment. The decrease in the Energy Services segment operating income during the three months ended March 31, 2014 was primarily due to the reduction in revenue and gross margins as a result of capital project work not repeated in 2014.

Interest Expense, net

	Three Months Ended March 31,		Variance
($ in thousands)	2014	2013	$	%
Interest expense, net	$413	$86	327	380.3

Interest expense, net consists of interest on outstanding letters of credit, interest on our unused commitment and amortization of debt issuance costs offset by interest income earned on cash balances.

The increase was primarily attributable to increased borrowings during the three months ended March 31, 2014 resulting in higher interest expense.

Other Expense (Income), net

	Three Months Ended March 31,		Variance
($ in thousands)	2014	2013	$	%
Other expense (income), net	$270	$(150)	420	(279.5)

The decline in other income, net during the three months ended March 31, 2014 was primarily due to foreign currency adjustments.

Income Tax Benefit

	Three Months Ended March 31,		Variance
($ in thousands)	2014	2013	$	%
Income tax benefit	$(24)	$(619)	595	(96.2)

Income tax benefit for the interim periods is based on estimates of the effective tax rate during the entire fiscal year.  The effective income tax rate is based upon the estimated income during the calendar year, the estimated composition of the income in different jurisdictions, and discrete adjustments, if any, in the applicable quarterly periods for settlements of tax audits or assessments and the resolution or identification of tax position uncertainties.

During the three months ended March 31, 2014, we recorded an income tax benefit of less than $0.1, or 25.1% of pretax loss, compared to $0.6 million, or 34% of pretax loss, in the same period for 2013.  The decrease in our effective tax rate was primarily due to a decrease in permanent nondeductible expenses and a decrease of unrecognized tax benefits during the three months ended March 31, 2014.  The effective tax rates in 2014 and 2013 differ from the statutory rate due to U.S. state income taxes, non-deductible expenses, and changes in uncertain tax benefit positions.

As of March 31, 2014, we would need to generate approximately $81.4 million of future financial taxable income to realize our deferred tax assets.

Loss from Discontinued Operations, Net of Tax

	Three Months Ended March 31,		Variance
($ in thousands)	2014	2013	$	%
Income from discontinued operations, net of tax	$(7)	$(40)	33	(82.1)

Loss from discontinued operations, net of tax during the three months ended March 31, 2014 and 2013 were fully comprised of the Deltak business unit, divested on August 31, 2011 and consists of costs incurred on the wind-down of in-process contracts and legal and professional fee expenses.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of March 31, 2014, our operating unrestricted cash and cash equivalents increased by 5.4%, or $0.8 million, to $14.7 million from $13.9 million as of December 31, 2013.  The operating cash balance of $14.7 million as of March 31, 2014 consisted of non-U.S. cash; in general, these funds are not available to fund U.S. operations.  Our principal use of cash is to pay for our strategic acquisitions, customer contract related material, labor and subcontract labor, operating expenses, capital assets, and payment of quarterly cash dividends. We fund our business objectives, operations, and expansion of our operations through net cash flows from operations and draws against our Revolving Credit Facility. At March 31, 2014, we had $14.7 million in cash and cash equivalents and $115.9 million available under our Revolving Credit Facility that can be used, along with normal cash flows from operations, to fund any unanticipated shortfalls in future cash flows.

Restricted Cash

The restricted cash balances as of March 31, 2014 and December 31, 2013 of $0.1 million and $0.1 million, respectively, relate to the sale of Deltak in accordance with the Deltak sale agreement.  The related escrow was a funding mechanism for settlement of warranty claims and other possible contractual claims. On February 4, 2014, a portion of the amount of the purchase price held in escrow related to the sale of the assets of Deltak was released to Global Power.  See Note 7—Commitments and Contingencies to these consolidated financial statements for more information regarding the claims.

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

As of March 31, 2014, we had $25.0 million outstanding under our Revolving Credit Facility which was recorded as a long-term liability on our consolidated balance sheet as of March 31, 2014.  We were in compliance with all financial and other covenants under the Revolving Credit Facility.  During the three months ended March 31, 2014, we borrowed $12.0 million on our Revolving Credit and we repaid $10.0 million of the $12.0 million in March 2014.  The weighted average borrowings were 2.5%.

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

As of March 31, 2014, a maximum of $115.9 million was available under our Revolving Credit Facility.  Our ability to borrow this maximum amount is governed by a number of provisions of our Revolving Credit Facility, some of which have the effect of limiting the amount that we can borrow based upon such factors as the Company’s compliance with certain leverage ratios and other financial covenants, or the use of the proceeds of the relevant drawdown, in each case, as of a particular date or time period.  These provisions in our Revolving Credit Facility mean that we may not be permitted to borrow the full $150.0 million of our Revolving Credit Facility and the amount we are permitted to borrow under our Revolving Credit Facility will likely result in our borrowing capacity under our Revolving Credit Facility being materially less than the difference between our actual borrowings and $150.0 million for the foreseeable future.  We pay an unused line fee of 0.20% pursuant to the terms of our Revolving Credit Facility.

Letters of Credit and Bonds.  In line with industry practice, we are often required to provide letters of credit, surety and performance bonds to customers.  These letters of credit and bonds provide credit support and security for the customer if we fail to perform our obligations under the applicable contract with such customer.  The interest rate on letters of credit issued under the Revolving Credit Facility letter of credit was 1.25% per annum as of March 31, 2014.  Should we need to borrow additional amounts against the Revolving Credit Facility, we would incur an interest rate of LIBOR or a specified base rate, plus in each case, an additional margin based on our consolidated leverage ratio.  The Revolving Credit Facility includes additional margin ranges on base rate loans between 0.25% and 1.25% and between 1.25% and 2.25% on LIBOR-based loans.

As of March 31, 2014, our outstanding stand-by letters of credit totaled approximately $9.1 million for our U.S. entities and $11.2 million (U.S. dollars) for non-U.S. entities.  Currently there are no amounts drawn upon these letters of credit.  In addition, as of March 31, 2014, we had outstanding surety bonds on projects of approximately $29.6 million.

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

Working Capital

Working capital represents total current assets less total current liabilities. At March 31, 2014, our working capital increased by $2.3 million, or 2.1%, to $110.8 million from $108.4 million at December 31, 2013. The increase in working capital primarily related to an increase of $2.0 million of borrowings on the line of credit.

Net Cash Flows

Discontinued Operations

Cash flows provided by operating activities included operating cash flows from discontinued operations of less than $0.1 million during each of the three months ended March 31, 2014 and 2013.

Our net consolidated cash flows consisted of the following, for the three months ended March 31:

	Three Months Ended March 31,
	2014	2013
Statement of cash flow data:
Cash flows provided by (used in):
Operating activities	$1,606	$8,498
Investing activities	(747)	(788)
Financing activities	(20)	(2,103)
Effect of exchange rate changes on cash	(88)	(1,103)

Change in cash and cash equivalents	$751	$4,504

Our operating, investing, financing activities and effect of exchange rate changes are described in more detail below.

Operating Activities

For the three months ended March 31, 2014 and 2013, net earnings adjusted for noncash activities provided cash of $1.6 million and $8.5 million, respectively, and our working capital accounts used cash of $1.7 million and provided $7.7 million, respectively. See Note 9—Other Supplemental Information for more information regarding the net effect of changes in operating activities.

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

Investing Activities

During the three months ended March 31, 2014 and 2013, we used $0.8 million and $0.8 million, respectively, to purchase capital assets.

Financing Activities

During the three months ended March 31, 2014, we used cash to pay dividends of $1.5 million and $0.5 million to repurchase stock-based awards for payment of statutory taxes due on stock-based compensation.   Additionally, we borrowed $12.0 million and repaid $10.0 million under our Revolving Credit Facility.

During the three months ended March 31, 2013, we used cash to pay dividends of $1.5 million and $0.6 million to repurchase stock-based awards for payment of statutory taxes due on stock-based compensation.

Effect of Exchange Rate Changes on Cash

For the three months ended March 31, 2014 and 2013, the effect of exchange rate changes decreased cash by $0.1 million and $1.1 million, respectively, primarily resulting from the strengthening of the Euro against the U.S. Dollar.

Dividend and Stock Repurchases

In May 2012, our Board of Directors approved a dividend policy related to our common stock.   On March 7, 2014 the Board declared dividends of $0.09 per share for shareholders of record as of the close of business March 18, 2014.  The Company paid $1.5 million for this dividend on March 28, 2014.

Additionally, in May 2012, our Board of Directors authorized a program to repurchase up to two million shares of our common stock until the earlier of June 30, 2014 or a determination by the Board of Directors to discontinue the repurchase program. The repurchase program does not obligate us to acquire any specific number of shares. There were no repurchases during quarter ending March 31, 2014.   As of March 31, 2014, there were 1,578,269 shares remaining for repurchase under the current authorization.

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

As of March 31, 2014, we had a contingent liability for issued and outstanding stand-by letters of credit, generally issued to secure performance on customer contracts. As of March 31, 2014, our outstanding stand-by letters of credit totaled approximately $9.1 million for our U.S. entities and $5.9 million (U.S. dollars) for non-U.S. entities.  Currently there are no amounts drawn upon these letters of credit.  In addition, as of March 31, 2014, we had outstanding surety bonds on projects of approximately $29.6 million.  Our subsidiaries provide financial guarantees for certain contractual obligations in the ordinary course of business. As of March 31, 2014, the balance of these financial guarantees was no greater than $22.3 million.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. We believe that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of our consolidated financial statements. The following descriptions of critical accounting policies, judgments and estimates should be read in conjunction with our consolidated financial statements included under Note 2 on page F-11 of our Annual Report on Form 10-K.

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

In connection with our realigned reportable segments, we also assess our reporting units that are operating segments or one level below the operating segment for impairment testing. We consider the management of operating activities, discrete financial information, similarities of economic characteristics, and the nature of the products, production processes, customers, distribution and regulatory environments. For impairment testing of goodwill and other indefinite-lived assets we test TOG as a separate reporting unit from Product Solutions with the remainder tested as the Auxiliary Products and Electrical Solutions reporting units.  We test Hetsco as a separate reporting unit from Energy Solutions with the remainder tested as the Energy Services reporting unit, and we test the Nuclear segment as a reporting unit.

We did not identify any impairment of our recorded goodwill from our most recent annual testing, which was performed as of October 1, 2013. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. We have not identified any such events and, accordingly, have not tested goodwill for impairment during the three months ended March 31, 2014.

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

During 2013, we reviewed economic conditions, performance of the business relative to the fair value assumptions and any changes to future expectations on a quarterly basis and did not identify any such events that would indicate goodwill and other intangible assets have been impaired.  During 2013, our annual impairment review of goodwill and other intangible assets concluded with no impairment recorded.

In connection with our 2013 Acquisitions, we increased the Product Solutions segment goodwill by $4.5 million and we increased the Energy Services segment goodwill by $13.0 million.

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk.

We may be exposed to market risk through changes in interest rates and foreign currency exchange fluctuations. We have established policies to monitor and control these market risks.

Foreign Exchange Rate Risk. We operate in a number of international areas and are involved in transactions denominated in currencies other than the U.S. dollar, which exposes us to foreign currency exchange rate risk. We have from time-to-time used derivative instruments to hedge our foreign currency transactions. We did not enter into any such instruments as of or during the three months ended March 31, 2014. We do not hold or issue foreign currency forward contracts, option contracts or other derivative financial instruments for speculative purposes.

Interest Rate Risk. Our primary market risk exposure is volatility of interest rates, primarily in the U.S. We are subject to interest rate changes on our LIBOR-based variable interest rate under our Revolving Credit Facility. As of March 31, 2014, we had $25.0 million outstanding on our Revolving Credit Facility. During the three months ended March 31, 2014, we borrowed $12.0 million and repaid $10.0 million on our Revolving Credit Facility.

Interest Rate Sensitivity. Based on the absence of any term loan borrowings as of March 31, 2014, a 50 basis point fluctuation in short-term interest rates would have a $0.1 million impact on our expected pre-tax income on an annual basis.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.                          Legal Proceedings.

The information included in Note 7—Commitments and Contingencies to the Condensed Consolidated Financial Statements in this Form 10-Q is incorporated by reference into this Item.

Item 1A.                 Risk Factors.

There were no material changes to our risk factors from those reported in our Annual Report on Form 10-K as filed with the SEC on March 17, 2014.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There have been no unregistered sales of equity securities during the period covered by this Form 10-Q.

Issuer Purchases of Equity Securities

The following table presents information regarding our repurchases of shares of our common stock on a monthly basis during the first quarter of 2014.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan (2)
January 1-31, 2014	—	$—	—	1,578,269
February 1-28, 2014	—	$—	—	1,578,269
March 1-30, 2014	25,064	$19.89	—	1,578,269
Total	25,064	$19.89	—	1,578,269

(1)                      Total number of shares purchased during the first quarter of 2014 were not purchased pursuant to a publicly announced plan, but were surrendered to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock awards issued to employees under our stockholder-approved long-term incentive plan.

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

10.1

Employment Agreement by and between Luis Manuel Ramírez and Global Power Equipment Group Inc., dated as of March 31, 2014 (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on April 4, 2014 and incorporated herein by reference).*

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. t

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. t

32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. t

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. t

101.INS	XBRL Instance Documentt

101.SCH	XBRL Taxonomy Extension Schema Documentt

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Documentt

101.DEF	XBRL Taxonomy Extension Definition Linkbase Documentt

101.LAB	XBRL Taxonomy Extension Labels Linkbase Documentt

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documentt

*                          Indicates a management contract or compensatory plan or arrangement.

t                          Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL POWER EQUIPMENT GROUP INC.

Date: May 1, 2014	By:	/s/ Raymond K. Guba
Raymond K. Guba,
Senior Vice President and Chief Financial Officer As a duly authorized officer of the Registrant and as principal accounting officer.