Form 10-Q
period 2014-06-29
GLOBAL POWER EQUIPMENT GROUP INC.
filed 2014-07-31
CIK 1136294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2014

or

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of July 23, 2014 there were 17,122,735 shares of common stock of Global Power Equipment Group Inc. outstanding.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

Form 10-Q

For the quarter ended June 30, 2014

Part I—FINANCIAL INFORMATION

Item 1.                                  Financial Statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	June 30,	December 31,
	2014	2013
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$15,559	$13,942
Restricted cash	71	120
Accounts receivable, net of allowance of $573 and $557, respectively	73,761	93,484
Inventories	8,456	6,476
Costs and estimated earnings in excess of billings	61,495	41,804
Deferred tax assets	3,301	3,301
Other current assets	8,475	8,215

Total current assets	171,118	167,342
Property, plant and equipment, net	19,896	20,644
Goodwill	106,884	109,930
Intangible assets, net	61,833	60,594
Deferred tax assets	7,471	7,630
Other long-term assets	980	1,258

Total assets	$368,182	$367,398

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,233	$19,664
Accrued compensation and benefits	16,198	14,798
Billings in excess of costs and estimated earnings	11,323	12,757
Accrued warranties	1,683	3,261
Other current liabilities	6,852	8,483

Total current liabilities	53,289	58,963
Long-term debt	31,000	23,000
Other long-term liabilities	5,950	5,844

Total liabilities	90,239	87,807
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value, 170,000,000 shares authorized and 18,386,443 and 18,294,998 shares issued, respectively, and 17,071,780 and 17,059,943 shares outstanding, respectively	184	183
Paid-in capital	70,228	69,049
Accumulated other comprehensive income	3,039	3,473
Retained earnings	204,504	206,898
Treasury stock, at par (1,263,708 and 1,235,055 common shares, respectively)	(12)	(12)

Total stockholders’ equity	277,943	279,591

Total liabilities and stockholders’ equity	$368,182	$367,398

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues	(Unaudited)		(Unaudited)
Product Solutions	$59,171	$35,930	$98,102	$74,824
Nuclear Services	41,430	66,435	98,492	131,448
Energy Services	14,138	13,600	23,027	26,403

Consolidated	114,739	115,965	219,621	232,675

Cost of Sales
Product Solutions	47,588	27,368	76,648	60,305
Nuclear Services	35,686	58,070	85,727	114,597
Energy Services	11,203	11,724	18,506	23,004
Consolidated	94,477	97,162	180,881	197,906

Gross profit	20,262	18,803	38,740	34,769
Selling and marketing expenses	2,474	2,462	4,297	4,685
General and administrative expenses	14,179	12,812	27,933	27,366
Depreciation and amortization expense	2,141	1,559	4,455	2,632

Operating income	1,468	1,970	2,055	86
Interest expense, net	340	190	753	276
Other expense (income), net	(94)	154	176	4

Income (loss) from continuing operations before income tax	1,222	1,626	1,126	(194)

Income tax expense	358	884	334	265

Income (loss) from continuing operations	864	742	792	(459)

Discontinued operations:
Loss from discontinued operations, net of tax	(90)	(1)	(97)	(41)

Net income (loss)	$774	$741	$695	$(500)

Basic income (loss) per weighted average common share:
Income (loss) from continuing operations	$0.06	$0.04	$0.05	$(0.03)
Loss from discontinued operations	(0.01)	—	(0.01)	—

Income (loss) per common share - basic	$0.05	$0.04	$0.04	$(0.03)

Weighted average number of shares of common stock outstanding - basic	17,070,615	16,956,925	17,033,816	16,865,070

Diluted income (loss) per weighted average common share:
Income (loss) from continuing operations	$0.06	$0.04	$0.05	$(0.03)
Loss from discontinued operations	(0.01)	—	(0.01)	—

Income (loss) per common share - diluted	$0.05	$0.04	$0.04	$(0.03)

Weighted average number of shares of common stock outstanding - diluted	17,075,189	16,967,356	17,040,130	16,865,070

Cash dividends per share	$0.09	$0.09	$0.18	$0.18

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Net income (loss)	$774	$741	$695	$(500)
Foreign currency translation adjustment	(346)	825	(434)	19

Comprehensive income (loss)	$428	$1,566	$261	$(481)

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ in thousands, except share and per share amounts)

				Accumulated
	Common Shares			Other
	$0.01 Per Share		Paid-in	Comprehensive	Retained	Treasury Shares
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Total

Balance, December 31, 2013	18,294,998	$184	$69,050	$3,473	$206,897	(1,235,055)	$(12)	$279,592

Stock-based compensation	91,445		1,178	—	—	(28,653)	—	1,178
Dividends declared	—	—	—	—	(3,088)	—	—	(3,088)
Net income	—	—	—	—	695	—	—	695
Foreign currency translation adjustment	—	—	—	(434)	—	—	—	(434)
Balance, June 30, 2014	18,386,443	$184	$70,228	$3,039	$204,504	(1,263,708)	$(12)	$277,943

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities:	(Unaudited)
Net income (loss)	$695	$(500)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income tax benefit provision	(970)	(974)
Depreciation and amortization on plant, property and equipment and intangible assets	5,044	3,281
Amortization on deferred financing costs	113	91
Stock-based compensation	1,744	2,504
Changes in operating assets and liabilities, net of businesses acquired and sold	(7,743)	23,870

Net cash (used in) provided by operating activities	(1,117)	28,272

Investing activities:
Acquisitions, net of cash acquired	—	(32,970)
Net transfers of restricted cash	49	—
Proceeds from sale of equipment	—	66
Purchase of property, plant and equipment	(1,236)	(2,489)

Net cash used in investing activities	(1,187)	(35,393)

Financing activities:
Repurchase of stock-based awards for payment of statutory taxes due on
stock-based compensation	(566)	(1,531)
Debt issuance costs	9	—
Dividends paid	(3,088)	(3,141)
Proceeds from long-term debt	30,000	30,000
Payments of long-term debt	(22,000)	(10,000)

Net cash provided by financing activities	4,355	15,328
Effect of exchange rate changes on cash	(434)	(31)
Net change in cash and cash equivalents	1,617	8,176

Cash and cash equivalents, beginning of period	13,942	31,951

Cash and cash equivalents, end of period	$15,559	$40,127

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1—BUSINESS AND ORGANIZATION

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

We provide on-site specialty modification and maintenance services, outage management, facility upgrade services, specialty repair, brazed aluminum heat exchanger repair and maintenance, and other industrial and safety services to nuclear, fossil-fuel, industrial gas, and liquefied natural gas, petrochemical and other industrial operations in the U.S. We have the capability to combine our services and equipment resources to offer turn-key solutions for aftermarket repair applications for the North American gas turbine power generation, energy infrastructure, and process and cogeneration markets.

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

•                  Our Auxiliary Products category is comprised of Braden Manufacturing, L.L.C. (“Braden”) which engineers and manufactures filter houses, inlet and exhaust systems, diverter dampers, selective catalytic emission reduction systems (commonly referred to as “SCR”) used in the power generation market.  Consolidated Fabricators Inc. (“CFI”), which engineers and manufactures complex equipment to support gas turbines and other power generation equipment, and, TOG Manufacturing Company, Inc. (“TOG”), which manufactures highly-engineered precision components for critical applications across a variety of industries including:  Power Generation, U.S. Defense Department and Off-Shore Drilling.

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

Effective as of January 1, 2013, our Board of Directors decided to change from a traditional month-end calendar close cycle to a 4-4-5 calendar close methodology during interim periods. Our fiscal year will continue to end on December 31. Under this methodology, each interim period is comprised of 13 weeks, which includes two 4-week months and one 5-week month, and begins on Monday and ends on Sunday. The 4-4-5 close methodology will change the accounting periods to month-end dates that may be different than the traditional last day of the standard month end. We will label our quarterly information using a calendar convention, that is, first quarter will be labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. This change in methodology aligns our financial calendar to our payroll cycle, simplifying our close process. The effects of this practice are modest and only exist within a reporting year. The reporting periods and applicable reports for 2014 are:

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: These unaudited condensed consolidated financial statements have been prepared by us in accordance with accounting principles generally accepted in the U.S.  The information in the condensed consolidated financial statements, in the opinion of management, includes normal recurring adjustments and reflects all adjustments that are necessary for a fair presentation of such financial statements.  We believe that the disclosures presented are adequate to represent materially correct interim financial statements.  These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and related notes for the year ended December 31, 2013 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 17, 2014.

Principles of Consolidation: The accompanying consolidated financial statements include the accounts of Global Power and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Actual results could vary materially from those estimates.

Reclassifications: Certain reclassifications have been made to prior years’ consolidated balances to conform with the current year presentation.

Discontinued Operations Presentation: In August 2011, we completed the sale of substantially all of the operating assets of our Deltak L.L.C. (“Deltak”) business unit. Discontinued operations are presented net of tax. The following notes relate to our continuing operations only, unless otherwise noted.

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

We did not identify any impairment of our recorded goodwill from our most recent annual testing, which was performed as of October 1, 2013. If certain events occur which might indicate goodwill has been impaired, the goodwill is tested for impairment when such events occur. We have not identified any such events and, accordingly, have not tested goodwill for impairment during the six months ended June 30, 2014.

Adoption of New Accounting Pronouncements:

In March 2014, the FASB issued ASU Update 2014-06 “Technical Corrections and Improvements Related to Glossary Terms” (the “Update”). The amendments in the Update relate to glossary terms and cover a wide range of Topics in the Codification.  These amendments are presented in four sections – Deletion of Master Glossary Terms (Section A), Addition of Master Glossary Term Links (Section B), Duplicate Master Glossary Terms (Section C), and Other Technical Corrections Related to Glossary Terms (Section D).  The amendments in this Update represent changes to clarify the Master Glossary of the Codification, or make improvements to the Master Glossary that are not expected to result in substantive changes to the application of existing guidance or create a significant administrative cost to most entities.  Additionally, the amendments will make the Master Glossary easier to understand, as well as reduce the number of terms that appear in the Master Glossary.  The amendments resulting from this Update do not have transition guidance and will be effective upon issuance for both public and private companies.  The immediate adoption of this standard in March 2014 did not have an impact on our consolidated financial statements, and there was no material impact to our financial statement disclosures.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (“ASU 2014-09”).  ASU 2014-09 takes effect in 2017 and establishes a comprehensive revenue recognition standard for virtually all industries in U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries.  The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services.  It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled.  To accomplish this objective, the standard requires five basic steps:  (i)  identify the contract with the customer, (ii)  identify the performance obligations in the contract, (iii)  determine the transaction price, (iv)  allocate the transaction price to the performance obligations in the contract, and (v)  recognize revenue when (or as) the entity satisfies a performance obligation.  There are three basic transition methods available:  full retrospective, retrospective with certain practical expedients, and a cumulative effect approach.  We are currently evaluating the impact on our consolidated financial statements and financial statement disclosures.

In June 2014, the FASB issued ASU 2014-12  “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period” (“ASU 2014-12”).  On June 29, 2014, the FASB issued ASU 2014-12 to clarify that a performance target in a share-based compensation award that could be achieved after an employee completes the requisite service period should be treated as a performance condition that affects the vesting of the award.  As such, the performance target should not be reflected in estimating the grant-date fair value of the award.  The Company has reviewed its accounting of these types of share-based payments and has determined that we are in compliance with the stated guidelines.

NOTE 3—ACQUISITIONS

During 2013, we acquired 100% equity in two businesses, which included one products company and one industrial gas services company, both based in the U.S. These acquisitions allow us to expand our products and service offerings internationally and in the U.S.  A summary of the acquisitions is as follows:

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

On July 9, 2013, we acquired IBI Power, a leading manufacturer of custom power packaging and integration solutions, including control house systems, generator enclosures and industrial tanks. The aggregate consideration paid consisted of $18.6 million in cash, after final working capital adjustments and other adjustments of which $0.7 million was paid in January, 2014.  IBI merged with and into Koontz-Wagner and its financial results are included in our Product Solutions segment since the acquisition date.

On April 30, 2013, we acquired Hetsco, a global provider of mission critical brazed aluminum heat exchanger repair, maintenance and safety services to the industrial gas, liquefied natural gas and petrochemical industries. The aggregate acquisition price consisted of $32.4 million in cash, after final working capital adjustments. The financial results of the Hetsco acquisition have been included in our Energy Services segment since the acquisition date.

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

The purchase price was preliminarily allocated based on estimated fair values as of each acquisition date.  These allocations require the significant use of estimates and are based on the information that was available to management at the time these consolidated financial statements were prepared.  The estimated fair values and useful lives acquired have been supported by third party valuation.  The IBI fair values remain subject to potential adjustments including, but not limited to, assessment of income tax related assets and liabilities.

Acquired intangible assets in 2013 of $32.1 million consisted of customer relationships, trade names and noncompete agreements. The amortization period for these intangible assets, except trade names which are indefinite, ranges from five to seven years. We recorded $1.8 million of amortization expense related to these intangible assets during the six months ended June 30, 2014.  The major classes of intangible assets are as follows:

	Weighted Average
($ in thousands)	Amortization Years	At Date of Acquisition
Customer Relationships	7	$19,200
Trade Names	Indefinite	11,000
Noncompetes	5	1,900
		$32,100

The estimated future aggregate amortization expense of intangible assets from the 2013 Acquisitions as of June 30, 2014 is set forth below:

($ in thousands)

For the Fiscal Year Ending December 31 --
2014 (remainder of year)	$1,033
2015	3,123
2016	3,123
2017	3,123
2018	2,894
Thereafter	3,814
Total	$17,110

The goodwill associated with the IBI Power acquisition is deductible for tax purposes whereas the goodwill associated with the Hetsco acquisition is not deductible for tax purposes.

The following unaudited pro forma information has been provided for illustrative purposes only and is not necessarily indicative of results if the 2013 Acquisitions of IBI Power and Hetsco occurred on January 1, 2012, nor are they necessarily indicative of future results.

	Three months ended June 30,		Six months ended June 30,
	(unaudited)		(unaudited)
($ in thousands, except per share data)	2014	2013	2014	2013
Consolidated revenues	$114,739	$133,417	$219,621	$265,447
Income (loss) from continuing operations before income tax	864	(1,900)	792	(592)
Earnings (loss) per share from continuing operations:
Basic	$0.06	$(0.11)	$0.05	$(0.04)
Diluted	$0.06	$(0.11)	$0.05	$(0.04)

The unaudited pro forma consolidated results during the three and six months ended June 30, 2014 and 2013 have been prepared by adjusting our historical results to include the 2013 Acquisitions as if they occurred on January 1, 2012. These unaudited pro forma consolidated historical results were then adjusted for the following:

•                  a net increase in interest expense during the three and six months ended June 30, 2013;

•                  an increase in amortization expense due to the incremental intangible assets recorded related to the 2013 Acquisitions;

•                  a change in depreciation expense relating to the net impact of adjusting acquired property and equipment to the acquisition date fair values;

•                  adjustments to reflect the impact of transaction costs related to the acquisition of IBI Power and Hetsco of $0.3 million in the three months ended June 30, 2013 and $1.0 million in the six months ended June 30, 2013;

•                  adjustments to tax effect the pro forma results of the acquisition of IBI Power and Hetsco at Global Power’s estimated domestic statutory tax rate of 39% for all periods and

•                  a net increase in stock compensation expense associated with restricted stock granted as a part of the Hetsco acquisition offset by a reduction in stock compensation expense resulting from the cancellation of Hetsco’s previous stock grants.

The unaudited pro forma results do not include any adjustments to eliminate the impact of cost savings or other synergies that may have resulted from the 2013 Acquisitions. As noted above, the unaudited pro forma results of operations do not purport to be indicative of the actual results that would have been achieved by the combined company for the periods presented or that may be achieved by the combined company in the future.

NOTE 4—EARNINGS PER SHARE

Basic earnings per common share are calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share is based on the weighted average common shares outstanding during the period, adjusted to include the incremental effect of common shares that would be issued upon the conversion of warrants and the vesting and release of restricted stock awards.

Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share data)	2014	2013	2014	2013
Net Income (Loss):
Income (loss) from continuing operations	$864	$742	$792	$(459)
Loss from discontinued operations	(90)	(1)	(97)	(41)
Income (loss) available to common shareholders	$774	$741	$695	$(500)

Basic Earnings (Loss) Per Common Share:
Weighted Average Common Shares Outstanding	17,070,615	16,956,925	17,033,816	16,865,070

Basic earnings (loss) per common share from continuing operations	$0.06	$0.04	$0.05	$(0.03)
Basic loss per common share from discontinued operations	(0.01)	—	(0.01)	—
Basic earnings (loss) per common share	$0.05	$0.04	$0.04	$(0.03)

Diluted Earnings (Loss) Per Common Share:
Weighted Average Common Shares Outstanding	17,070,615	16,956,925	17,033,816	16,865,070
Effect of Dilutive Securities:
Unvested portion of restricted stock awards	4,574	10,431	6,314	—
Warrants to purchase common stock	—	—	—	—
Weighted Average Common Shares Outstanding Assuming Dilution	17,075,189	16,967,356	17,040,130	16,865,070

Diluted earnings (loss) per common share from continuing operations	$0.06	$0.04	$0.05	$(0.03)
Diluted loss per common share from discontinued operations	(0.01)	—	(0.01)	—
Diluted earnings (loss) per common share	$0.05	$0.04	$0.04	$(0.03)

During the three and six months ended June 30, 2014, there were 145,525 and 116,655 outstanding stock equivalents, respectively that were anti-dilutive and excluded from the computations of diluted earnings per common share.  During the three and six months ended June 30, 2013, there were 179,609 and 262,404 outstanding stock equivalents, respectively that were anti-dilutive and excluded from the computations of diluted earnings per common share.  Excluded from the calculation of both basic and diluted earnings per common share are the unvested performance-based, both Operating Margin and Relative TSR Performance Objective, restricted stock awards of 317,303 for which achieving performance targets had not been determined by the Board of Directors as of June 30, 2014.  There were 273,959 performance-based stock awards outstanding as of June 30, 2013.

NOTE 5—INCOME TAXES

The overall effective income tax rate for continuing operations during the three and six months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Effective income tax rate	29.3%	54.4%	29.7%	-136.6%

The effective income tax rate differs from the statutory federal income tax rate of 35% primarily because of state and foreign income taxes and permanent differences.  The amount of the income tax provision for continuing operations during the three months ended June 30, 2014 and 2013 differs from the statutory federal income tax rate of 35% as follows:

	Three Months Ended June 30,
	2014	2014	2013	2013
	Amount	Percent	Amount	Percent
Tax expense computed at the maximum U.S. statutory rate	$428	35.0%	$569	35.0%
Difference resulting from state income taxes, net of federal income tax benefits	(73)	-5.9%	36	2.2%
Foreign tax rate differences	(56)	-4.6%	(30)	-1.7%
Non-deductible business acquisition costs	—	—	309	19.0%
Non-deductible meals and entertainment	24	1.9%	15	0.9%
Non-deductible expenses, other	8	0.7%	28	1.7%
Net change in accrual for uncertain tax positions	87	7.1%	(27)	-1.7%
Tax credit carryforwards	(60)	-4.9%	—	—
Other, net	—	—	(16)	-1.0%
Total	$358	29.3%	$884	54.4%

The amount of the income tax provision for continuing operations during the six months ended June 30, 2014 and 2013 differs from the statutory federal income tax rate of 35% as follows:

	Six Months Ended June 30,
	2014	2014	2013	2013
	Amount	Percent	Amount	Percent
Tax expense computed at the maximum U.S. statutory rate	$394	35.0%	$(68)	35.0%
Difference resulting from state income taxes, net of federal income tax benefits	(75)	-6.6%	(24)	12.2%
Foreign tax rate differences	(53)	-4.7%	8	-4.0%
Non-deductible business acquisition costs	—	—	309	-159.3%
Non-deductible meals and entertainment	22	2.0%	(3)	1.4%
Non-deductible expenses, other	8	0.7%	(6)	3.1%
Net change in accrual for uncertain tax positions	98	8.6%	42	-21.6%
Tax credit carryforwards	(60)	-5.3%	—	—
Other, net	—	—	7	-3.4%
Total	$334	29.7%	$265	-136.6%

As of June 30, 2014 and June 30, 2013, we would need to generate approximately $85.8 million and $104.1 million, respectively, of future financial taxable income to realize our deferred tax assets.

As of both June 30, 2014 and December 31, 2013, we provided for a liability of $4.7 million and $4.7 million, respectively, for unrecognized tax benefits related to various federal, foreign and state income tax matters, which was included in long-term deferred tax assets and other long-term liabilities.  If recognized, the entire amount of the liability would affect the effective tax rate.  As of June 30, 2014, we had accrued approximately $2.6 million in other long-term liabilities for potential payment of interest and penalties related to uncertain income tax positions.

NOTE 6—DEBT

Revolving Credit Facility.  As of June 30, 2014, we had $31.0 million outstanding under our Revolving Credit Facility and we were in compliance with all financial and other covenants under the Revolving Credit Facility.  During the six months ended June 30, 2014, we borrowed $30.0 million on our Revolving Credit and we repaid $22.0 million.  The weighted average interest rates on borrowings were 1.49%.

The Revolving Credit Facility allows for borrowings up to $150.0 million, subject to outstanding standby letters of credit and other restrictions.  The facility has a $75.0 million revolving letter of credit facility and provides access to multi-currency funds.  The Revolving Credit Facility has a maturity date of February 21, 2017.

We are subject to interest rate changes on our LIBOR-based variable interest rate under our Revolving Credit Facility.  As of June 30, 2014, a maximum of $107.2 million was available under our Revolving Credit Facility.  Our ability to borrow this maximum amount is governed by a number of provisions of our Revolving Credit Facility, some of which have the effect of limiting the amount that we can borrow based upon such factors as the Company’s compliance with certain leverage ratios and other financial covenants or the use of the proceeds of the relevant drawdown, in each case as of a particular date or time.  In practice, these provisions of our Revolving Credit Facility mean that we may not be permitted to borrow the full $150.0 million of our Revolving Credit Facility and the amount we are allowed to borrow under our Revolving Credit Facility will likely be materially less than the difference between our actual borrowings and $150.0 million for the foreseeable future.  As of June 30, 2014, we pay an unused line fee of 0.20% pursuant to the terms of our Revolving Credit Facility.

Letters of Credit and Bonds.  In line with industry practice, we are often required to provide letters of credit, surety and performance bonds to customers.  These letters of credit and bonds provide credit support and security for the customer if we fail to perform our obligations under the applicable contract with such customer.

The interest rate on letters of credit issued under the Revolving Credit Facility letter of credit was 1.25% per annum as of June 30, 2014.  Should we need to borrow additional amounts against the Revolving Credit Facility, we would incur an interest rate of LIBOR or a specified base rate, plus in each case, an additional margin based on our consolidated leverage ratio.  The Revolving Credit Facility includes additional margin ranges on base rate loans between 0.25% and 1.25% and between 1.25% and 2.25% on LIBOR-based loans.

As of June 30, 2014, our outstanding stand-by letters of credit totaled approximately $11.8 million for our U.S. entities and $11.1 million for non-U.S. entities.  Currently there are no amounts drawn upon these letters of credit.  In addition, as of June 30, 2014, we had outstanding surety bonds on projects of approximately $24.7 million.

Deferred Financing Costs.  As of June 30, 2014, we had unamortized deferred financing fees on our Revolving Credit Facility of $0.6 million and interest expense associated with the amortization of $0.1 million for the six months ending June 30, 2014 and $0.1 million for the six months ended June 30, 2013.

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

Contingencies: On June 28, 2013, we announced a change in senior leadership in our Nuclear and Energy Services segments.  We subsequently filed a Form 8-K disclosing anticipated separation costs of approximately $0.5 million pursuant to a Separation Agreement relating to this change in leadership. On July 17, 2013, we rescinded the Separation Agreement and therefore have not accrued any of the previously disclosed separation costs in the consolidated balance sheet and statement of operations as of June 30, 2014 and December 31, 2013.

NOTE 8—STOCKHOLDERS’ EQUITY

Dividends:  In May 2012, our Board of Directors approved a quarterly cash dividend policy. The terms of our Revolving Credit Facility limit the amount of cash dividends we can pay and such terms are defined in the Revolving Credit Facility. The following table sets forth certain information relating to the Company’s cash dividends declared to common stockholders of the Company during the six months ended June 30, 2014:

	Dividend Declaration Date	Dividend per Share	Date of Record for Dividend Payment	Dividend Cash Payment Date
Fiscal year 2014:	May 1, 2014	$0.09	June 13, 2014	June 27, 2014
	March 7, 2014	$0.09	March 18, 2014	March 28, 2014

Dividend equivalents equal to the dividends payable on the same number of shares of our common stock were accrued on unvested restricted stock awards. No dividend equivalents are paid on any unvested restricted stock awards that are forfeited prior to the vesting date. Dividend equivalents are paid out in cash at the vesting date on restricted stock awards. A non-cash accrual of $0.2 million for unpaid dividend equivalents for unvested restricted stock awards was included in the accompanying consolidated balance sheet as of June 30, 2014. In addition, accumulated dividend equivalents of less than $0.1 million were paid upon the vesting and release of 86,934 restricted stock awards during the six months ended June 30, 2014.

Stock Repurchase Program:  In May 2012, our Board of Directors authorized a program to repurchase up to two million shares of our common stock until the earlier of June 30, 2014 or a determination by the Board of Directors to discontinue the repurchase program.  We repurchased 421,731 shares of common stock during the year ended December 31, 2012 for $6.8 million under the repurchase program.  During the three and six months ended June 30, 2014 and 2013, we did not repurchase any shares of common stock.  As of the date of this report, the Board of Directors has not extended this program.

Foreign Currency Translation:  Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate during the period. Translation adjustments are accumulated and reported as a component of accumulated other comprehensive income. We had foreign currency translation adjustments resulting in less than $0.4 million and $0.1 million of unrealized loss for the six months ended June 30, 2014 and 2013, respectively. Our foreign earnings are considered permanently reinvested and, therefore, we do not have any corresponding deferred taxes for our unremitted earnings.

Stock-Based Compensation: During the six months ended June 30, 2014, we vested 66,167 shares of stock-based compensation to employees and recorded a $0.5 million non-cash accrual related to the payment of statutory taxes due on the awards that was paid as of June 30, 2014.

We granted 110,903 shares of restricted stock awards subject only to service conditions to employees and directors during the six months ended June 30, 2014 at a weighted-average fair value price per share of $19.66.  These service-based restricted stock awards will vest ratably over one, three or four years.

We also granted 90,623 restricted stock awards subject to performance conditions during the six months ended June 30, 2014 at a weighted-average fair value price per share of $19.89.  Of these, 10,000 performance-based restricted stock awards will vest at the end of a one-year performance period subject to meeting or exceeding a $30.0 million EBITDA target.  The remaining 80,623 performance-based restricted stock awards will cliff vest at the end of a three-year performance period subject to multiple target levels of operating margin. If the minimum target set in the agreement is not met, none of the shares would vest and no compensation expense would be recognized and any previously recognized compensation expense would be reversed. The actual number of shares that will ultimately vest is dependent on achieving fixed thresholds between the minimum and maximum performance condition and ranges between 0% and 200% the number of units originally granted. We recognize stock-based compensation expense related to performance awards based upon our determination of the potential likelihood of achievement of the performance target at each reporting date, net of estimated forfeitures.

We also granted 80,624 market-based restricted stock awards during the six months ended June 30, 2014 which, in addition to being subject to continuing employment requirements are subject to a market condition in the form of a total shareholder return (“TSR”) modifier. The actual number of shares that cliff vest at the end of the three-year vesting period is determined based on our TSR relative to the Russell 2000 over the related three-year performance period. Depending on the level of achievement, the actual number of shares that vest may range from 0% to 200% of the awards originally granted.

We estimate the fair value of our market-based restricted stock awards on the date of grant using a Monte Carlo simulation valuation model. This pricing model uses multiple simulations to evaluate our probability of achieving various stock price levels to determine our expected TSR performance ranking. Expense is only recorded for the number of market-based restricted stock awards granted, net of estimated forfeitures. The assumptions used to estimate the fair value of market-based restricted stock awards granted during the six months ended June 30, 2014 were as follows:

Six Months Ended
June 30,
2014
Expected term (years)	2.75
Expected volatility	34.7%
Expected dividend yield	0.0%
Risk-free interest rate	0.79%
Weighted-average grant date fair value	$25.71

NOTE 9—OTHER SUPPLEMENTAL INFORMATION

Other current assets consist of the following:

	June 30,	December 31,
($ in thousands)	2014	2013
Prepaid expenses	$3,618	$2,735
VAT receivable	3,487	3,216
Prepaid taxes	677	872
Other Receivables	—	55
Other	693	1,337
Total	$8,475	$8,215

Other long-term assets consist of the following:

	June 30,	December 31,
($ in thousands)	2014	2013
Debt issuance costs, net	$629	$751
Other	351	507
Total	$980	$1,258

Other current liabilities consist of the following:

	June 30,	December 31,
($ in thousands)	2014	2013
Accrued workers compensation	$1,451	$1,659
Accrued taxes	1,092	1,524
Accrued contract obligation	801	1,030
Accrued job reserves	622	1,387
Accrued legal and professional fees	537	1,036
Other	2,349	1,847
Total	$6,852	$8,483

Other long-term liabilities consist of the following:

	June 30,	December 31,
($ in thousands)	2014	2013
Uncertain tax liabilities	$5,151	$5,054
Other	799	790
Total	$5,950	$5,844

Supplemental cash flow disclosures are as follows:

	Six Months Ended June 30,
	2014	2013
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for the period for:
Interest	$313	$233
Income taxes	$217	$2,470

Net effect of changes in operating activities
Decrease in accounts receivable	$19,722	$37,711
Increase in inventories	(1,980)	(581)
(Increase) decrease in costs and estimated earnings in excess of billings	(19,691)	3,576
Increase in other current assets	(261)	(948)
Decrease (increase) in other assets	157	(190)
Decrease in accounts payable	(2,431)	(8,423)
Decrease in accrued and other liabilities	(247)	(819)
(Decrease) increase in accrued warranties	(1,578)	50
Decrease in billings in excess of costs and estimated earnings	(1,434)	(6,506)
Changes in operating assets and liabilities	$(7,743)	$23,870

NOTE 10—MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

We have certain customers that represent more than 10 percent of consolidated accounts receivable. The balance for these customers as a percentage of the consolidated accounts receivable is as follows:

	As of	As of

	June 30,	December 31,

Customer	2014	2013
Siemens Energy, Inc.	15%	21%
General Electric Company	14%	25%

We have certain customers that represent more than 10 percent of consolidated revenue. The revenue for these customers as a percentage of the consolidated revenue is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2014	2013	2014	2013
Southern Nuclear Operating Company	10%	13%	19%	21%
Siemens Energy, Inc.	13%	*	*	12%
Tennessee Valley Authority	17%	14%	17%	14%
General Electric Company	12%	18%	13%	14%
Energy Northwest	*	18%	*	10%
All others	48%	37%	51%	29%
Total	100%	100%	100%	100%

*         Less than 10% of revenue included in “All others”

Customers for the Product Solutions segment include original equipment manufacturers, engineering, procurement and construction contractors, owners and operators of oil and gas pipelines, operators of power generation facilities and firms engaged across several process-related industries. Product Solutions segment customers include Siemens Energy, Inc. and General Electric Company. Customers for the Nuclear Services segment and Energy Services segment are varied, but include some major utility companies within the U.S. Our major customers vary over time due to the relative size and duration of our projects and customer outages.  Nuclear Services segment and Energy Services segment customers include Southern Nuclear Operating Company, Energy Northwest and Tennessee Valley Authority.

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

The accounting policies for our segments are the same as those described in Note 2—Summary of Significant Accounting Policies.

The following tables present information about segment income:

($ in thousands)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Revenues:
Product Solutions	$59,171	$35,930	$98,102	$74,824
Nuclear Services	41,430	66,435	98,492	131,448
Energy Services	14,138	13,600	23,027	26,403
Consolidated	$114,739	$115,965	$219,621	$232,675

($ in thousands)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Depreciation and Amortization: (1)
Product Solutions	$1,684	$1,284	$3,340	$2,508
Nuclear Services	175	192	389	389
Energy Services	657	374	1,528	384
Consolidated	$2,516	$1,850	$5,257	$3,281

($ in thousands)	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Operating Income (Loss):
Product Solutions	$1,799	$1,125	$2,782	$(2,269)
Nuclear Services	343	2,786	1,738	4,061
Energy Services	(674)	(1,941)	(2,465)	(1,706)
Consolidated	$1,468	$1,970	$2,055	$86

(1)  Depreciation and Amortization includes $0.4 million and $0.3 million in cost of sales for the three months ended June 30, 2014 and 2013, respectively.  Depreciation and Amortization for the six months ended June 30, 2014 and 2013 included in cost of sales was $0.8 million and $0.6 million, respectively.

The following table presents information which reconciles segment assets to consolidated total assets:

	As of

	June 30,	December 31,

($ in thousands)	2014	2013

Assets:
Product Solutions	$223,062	$232,070
Nuclear Services	74,973	63,897
Energy Services	50,384	49,782
Non allocated corporate headquarters assets	19,763	21,649
Total consolidated assets	$368,182	$367,398

Corporate assets consist primarily of cash and deferred tax assets.

The following presents the Product Solutions segment revenue by geographical region based on our operating locations. Products are often shipped to other geographical areas but revenue is listed in the region in which the revenue is recognized:

	Three Months Ended June 30,

	2014		2013

	Revenue	Product	Revenue	Product

($ in thousands)	Recognized In	Shipped To	Recognized In	Shipped To

United States	$37,820	$29,624	$26,663	$14,560
Canada	—	284	—	79
Europe	19,676	1,280	6,735	2,280
Mexico	1,073	592	2,077	37
Asia	602	3,062	455	1,315
Middle East	—	14,021	—	14,615
South America	—	1,319	—	1,325
Other	—	8,989	—	1,719
Total	$59,171	$59,171	$35,930	$35,930

	Six Months Ended June 30,

	2014		2013

	Revenue	Product	Revenue	Product

($ in thousands)	Recognized In	Shipped To	Recognized In	Shipped To

United States	$66,490	$53,850	$54,830	$35,049
Canada	—	907	—	230
Europe	25,674	3,924	14,554	3,238
Mexico	5,190	592	4,840	316
Asia	748	7,255	600	5,444
Middle East	—	14,387	—	23,680
South America	—	4,039	—	4,993
Other	—	13,148	—	1,874
Total	$98,102	$98,102	$74,824	$74,824

Our Nuclear Services segment revenue, all of which is derived in the U.S., was $41.4 million and $66.4 million during the three months ended June 30, 2014 and 2013, respectively and was $98.5 million and $131.4 million during the six months ended June 30, 2014 and 2013, respectively.  Our Energy Services segment revenue, virtually all of which is derived in the U.S., was $14.1 million and $13.6 million during the three months ended June 30, 2014 and 2013, respectively and was $23.0 million and $26.4 million during the six months ended June 30, 2014 and 2013, respectively.

NOTE 12—SUBSEQUENT EVENT

On July 31, 2014, our Board of Directors declared a cash dividend of $0.09 per share of common stock to the holders of record of our common stock as of the close of business on September 12, 2014 to be paid on or about September 26, 2014.

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

•                  Our Auxiliary Products category is comprised of Braden Manufacturing, L.L.C. (“Braden”) which engineers and manufactures filter houses, inlet and exhaust systems, diverter dampers, selective catalytic emission reduction systems (commonly referred to as “SCR”) used in the power generation market.  Consolidated Fabricators Inc. (“CFI”) engineers and manufactures complex equipment to support gas turbines and other power generation equipment.  TOG Manufacturing (“TOG”) manufactures highly engineered precision components for critical applications across a variety of industries including:  power generation, U.S. Defense Department and off-shore drilling.

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

•                  Specialty Welding Services.  We provide the following specialty services to manufacturers and users of aluminum heat exchangers:

o                 Brazed Aluminum Heat Exchanger Repair, Maintenance, and Safety Services.  We routinely perform on-site repairs and associated mechanical and safety support services to users of aluminum heat exchangers used in air separation and gas or liquid processing applications.

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

As of June 30, 2014, service contracts of our Nuclear Services segment consisted of approximately 96% on a cost-plus basis,  which provides for reimbursement of costs incurred plus an amount of profit in the form of a mark-up, and approximately 4% on a fixed-price basis. As of June 30, 2014, service contracts of the Energy Services segment consisted of approximately 69% on a cost-plus basis and approximately 31% on a fixed-price basis.

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

Our Energy Services segment and Nuclear Services segment customers include major private and government-owned utilities throughout the U.S., as well as leaders in the U.S. paper and industrial sectors.  We depend on a relatively small number of customers for a significant portion of our revenue.  For the six months ended June 30, 2014, Southern Nuclear Operating Company and Tennessee Valley Authority accounted for approximately 19% and 17%, respectively, of our consolidated revenue.  For a listing of our major customers, see Note 10—Major Customers and Concentration of Credit Risk included in our unaudited condensed consolidated financial statements.  We market our services using dedicated sales and marketing personnel as well as our experienced on-site operations personnel. We use our safety and service track record with long-term renewable contracts to expand our services and supplement the existing contracts with small to medium sized capital projects.  Both segments’ sales initiatives directly seek to apply operational strengths to specific facilities within the targeted industries and customers throughout the U.S.

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

The following table shows our backlog, by segment, as of the end of the last five quarters:

	June 30,	March 31,	December 31,	September 30,	June 30,

($ in thousands)	2014	2014	2013	2013	2013
Products Solutions	$164,963	$187,560	$176,621	$174,907	$145,307
Nuclear Services	217,911	174,503	196,674	215,389	243,331
Energy Services	51,768	20,890	17,028	18,105	20,226

Total	$434,642	$382,953	$390,323	$408,401	$408,864

Our Product Solutions segment backlog as of June 30, 2014 decreased compared to March 31, 2014 primarily due to a $20.2 million increase in revenue compared to prior quarter and timing differences related to additional bookings.  We expect an estimated $123.0 million or approximately 75% of our current backlog to convert to revenue in 2014.  Proposal activity is robust for the oil and gas segment, as well as the power generation segment; we expect a heavier mix from the oil and gas and power generation segments to ship in 2014 or later.  For the three months ended June 30, 2014 the backlog was $20.0 million higher than the same quarter last year.  Product Solutions segment has in excess of 100% more in backlog booked for 2015 compared to the amount in backlog booked for the same period last year.  The book-to-bill ratio was 0.6 and 0.9 for the three and six months ended June 30, 2014, respectively.

Backlog in our Nuclear Services segment as of June 30, 2014 increased compared to March 31, 2014 primarily due to successfully closing on a large fixed-price contract and inclusion of spring outage work for 2015.  We expect an estimated $104.5 million backlog as of June 30, 2014 to convert to revenue in 2014.  Backlog as of June 30, 2014 compared to June 30, 2013 decreased primarily due to non-recurring projects that were completed in the latter half of 2013 and included in backlog as of June 30, 2013.  The book-to-bill ratio for the three months and six months ended June 30, 2014 was 2.1 and 1.2, respectively.

Energy Services segment backlog as of June 30, 2014 increased substantially compared to March 31, 2014 primarily due to new project work awarded as the segment continues to expand the markets served, specifically the oil and gas mid-stream market. We expect an estimated $29.4 million backlog as of June 30, 2014 to convert to revenue in 2014.  Backlog as of June 30, 2014 compared to June 30, 2013 had more than doubled as the segment had been successful in winning contracts due to its focus on transforming from traditional services to value added integrated solutions in the mid-stream oil and gas and natural gas power generation industries.  The book-to-bill ratio for the three and six months ended June 30, 2014 was 3.1 and 2.3, respectively.

Results of Operations

Effective as of January 1, 2013, our Board of Directors decided to change from a traditional month-end calendar close cycle to a 4-4-5 calendar close methodology during interim periods. Our fiscal year will continue to end on December 31. Under this methodology, each interim period is comprised of 13 weeks, which includes two 4-week months and one 5-week month, and begins on Monday and ends on Sunday. The 4-4-5 close methodology will change the accounting periods to month-end dates that may be different than the traditional last day of the standard month end. We will label our quarterly information using a calendar convention, that is, first quarter will be labeled as ending on March 31, second quarter as ending on June 30, and third quarter as ending on September 30. This change in methodology aligns our financial calendar to our payroll cycle simplifying our close process. The effects of this practice are modest and only exist within a reporting year. The reporting periods and applicable reports for 2014 are:

Fiscal Period	Reporting Period	Report to be Filed
First quarter of fiscal 2014	January 1, 2014 to March 30, 2014	Quarterly Report on Form 10-Q
Second quarter of fiscal 2014	March 31, 2014 to June 29, 2014	Quarterly Report on Form 10-Q
Third quarter of fiscal 2014	June 30, 2014 to September 28, 2014	Quarterly Report on Form 10-Q
Fourth quarter of fiscal 2014	September 29, 2014 to December 31, 2014	Annual Report on Form 10-K

Our summary financial results during the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended				Six Months Ended
	June 30,		Variance		June 30,		Variance
($ in thousands)	2014	2013	$	%	2014	2013	$	%
Revenue
Product Solutions	$59,171	$35,930	23,241	64.7	$98,102	$74,824	23,278	31.1
Nuclear Services	41,430	66,435	(25,005)	(37.6)	98,492	131,448	(32,956)	(25.1)
Energy Services	14,138	13,600	538	4.0	23,027	26,403	(3,376)	(12.8)

Consolidated	114,739	115,965	(1,226)	(1.1)	219,621	232,675	(13,054)	(5.6)

Cost of Sales
Product Solutions	47,588	27,368	20,220	73.9	76,648	60,305	16,343	27.1
Nuclear Services	35,686	58,070	(22,384)	(38.5)	85,727	114,597	(28,870)	(25.2)
Energy Services	11,203	11,724	(521)	(4.4)	18,506	23,004	(4,498)	(19.6)

Consolidated	94,477	97,162	(2,685)	(2.8)	180,881	197,906	(17,025)	(8.6)
Gross profit	20,262	18,803	1,459	7.8	38,740	34,769	3,971	11.4
Gross profit percentage	17.7%	16.2%			17.6%	14.9%

Selling and marketing expenses	2,474	2,462	12	0.5	4,297	4,685	(388)	(8.3)
General and administrative expenses	14,179	12,812	1,367	10.7	27,933	27,366	567	2.1
Depreciation and amortization expense	2,141	1,559	582	37.3	4,455	2,632	1,823	69.3

Operating income (loss)	1,468	1,970	(502)	(25.5)	2,055	86	1,969	2,289.5

Interest expense, net	340	190	150	78.9	753	276	477	172.8
Other expense (income), net	(94)	154	(248)	(161.0)	176	4	172	4,300.0

Income (loss) from continuing operations before income tax	1,222	1,626	(404)	(24.8)	1,126	(194)	1,320	(680.4)

Income tax (benefit) expense	358	884	(526)	(59.5)	334	265	69	26.0

Income (loss) from continuing operations	864	742	122	16.4	792	(459)	1,251	(272.5)

Discontinued operations:
Loss from discontinued operations	(90)	(1)	(89)	8,900.0	(97)	(41)	(56)	136.6

Net income (loss)	$774	$741	33	4.5	$695	$(500)	1,195	(239.0)

Three and six months ended June 30, 2014 compared to three and six months ended June 30, 2013:

Revenue

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in thousands)	2014	2013	$	%	2014	2013	$	%
Product Solutions	$59,171	$35,930	23,241	64.7	$98,102	$74,824	23,278	31.1
Nuclear Services	41,430	66,435	(25,005)	(37.6)	98,492	131,448	(32,956)	(25.1)
Energy Services	14,138	13,600	538	4.0	23,027	26,403	(3,376)	(12.8)

Total	$114,739	$115,965	(1,226)	(1.1)	$219,621	$232,675	(13,054)	(5.6)

Product Solutions Segment Revenue. The composition of our Product Solutions segment revenue varies from period to period based on our product mix, the strength of various geographic markets we serve and our ability to address those markets. The geographic dispersion of where products were shipped during the three and six months ended June 30, 2014 and 2013 was as follows:

Revenue by Destination Shipped

Product Solutions Segment:

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in thousands)	2014	2013	$	%	2014	2013	$	%
United States	$29,624	$14,560	15,064	103.5	$53,850	$35,049	18,801	53.6
Canada	284	79	205	259.5	907	230	677	294.3
Europe	1,280	2,280	(1,000)	(43.9)	3,924	3,238	686	21.2
Mexico	592	37	555	1,500.0	592	316	276	87.3
Asia	3,062	1,315	1,747	132.9	7,255	5,444	1,811	33.3
Middle East	14,021	14,615	(594)	(4.1)	14,387	23,680	(9,293)	(39.2)
South America	1,319	1,325	(6)	(0.5)	4,039	4,993	(954)	(19.1)
Other	8,989	1,719	7,270	422.9	13,148	1,874	11,274	601.6

Total	$59,171	$35,930	23,241	64.7	$98,102	$74,824	23,278	31.1

Revenue for the three months ended June 30, 2014 was $23.2 million higher than the same period last year.  Approximately $10.0 million of the increase in revenue was related to acquisition and the remaining increase was a result of heavy proposal activity resulting in expected higher annual revenue to be recognized in 2014.  Year-to-date revenue as of June 30, 2014 was approximately 31% higher than the same period in 2013 due to 91% of the increase or $19.0 million being attributable to incremental revenue from prior year acquisition along with expected higher revenue in 2014, these increases were partially offset by projects that were complete but postponed to subsequent quarters by the customer prior to delivery.

Nuclear Services Segment Revenue.  The decrease in Nuclear Services segment revenue for the three and six months ended June 30, 2014 was primarily due to an approximate $30.4 million and $36.4 million reduction in scope of outage work from major customers, respectively.  A large portion of this relates to non-annual outage performed in the prior year by a major customer.  The decrease was partially offset by new project work completed during the period.  All revenue from this segment is U.S. based.

Energy Services Segment Revenue.

The Energy Services segment revenue increased for the three months ended June 30, 2014 in comparison to the same period in the prior year primarily due to one month incremental revenues from the Hetsco acquisition in the prior year and new project wins partially offset by a large non-recurring project in the same period in the prior year.  The decrease in Energy Services segment revenue for the six months ended June 30, 2014 was primarily due to the large non-recurring project worth approximately $12 million generated in the same period in the prior year.  The decrease was partially offset by incremental revenues generated from the Hetsco acquisition and new project work.

Gross Profit / Margin %

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in thousands)	2014	2013	$	%	2014	2013	$	%
Product Solutions	$11,583	$8,562	3,021	35.3	$21,454	$14,519	6,935	47.8
Gross Margin %	19.6%	23.8%			21.9%	19.4%

Nuclear Services	$5,744	$8,365	(2,621)	(31.3)	$12,765	$16,851	(4,086)	(24.2)
Gross Margin %	13.9%	12.6%			13.0%	12.8%

Energy Services	$2,935	$1,876	1,059	56.4	$4,521	$3,399	1,122	33.0
Gross Margin %	20.8%	13.8%			19.6%	12.9%

Total Gross Profit	$20,262	$18,803	1,459	7.8	$38,740	$34,769	3,971	11.4

Gross Margin %	17.7%	16.2%			17.6%	14.9%

Product Solutions Segment.   The gross margin % in the Product Solutions segment for the three months ended June 30, 2014 decreased by a total of 420 basis points.  A decrease of 60 basis points was due to the Euro to Dollar exchange rate on the Alghanim Project in Europe, by 70 basis points due to a reduction in service revenue of $0.7 million at 44% gross margin in Europe, by 90 basis points due to $0.5 million in credits issued by vendors and recorded against cost of sales in the second quarter 2013 for Europe and 160 basis points due to a $0.9 million reclassification from Energy Services segment for an intercompany transaction in the first quarter period causing an increase in cost of sales.  The remaining difference is attributable to product mix.  The gross profit in the Product Solutions segment increased 250 basis points for the first six months of 2014 over the same period last year due primarily to product mix in the first quarter.  Sales of exhaust systems, which are consistently produced at higher gross margin percentages than filter houses were unusually high compared to sales of filter houses.

Nuclear Services Segment.   The change in the Nuclear Services segment gross profit was favorable for both the three and six months ended June 30, 2014 in comparison to same periods in the prior year primarily due to the higher margins on fixed price capital projects as the segment continues to lead successfully with its strong project management services.

Energy Services Segment.   The Energy Services segment gross profit includes a reclassification of a $0.9 million intercompany elimination in the first quarter that increased the gross profit for the three months ended June 30, 2014.  Normalized for this adjustment, gross margin was 14.2% for the three months ended June 30, 2014.  The quarter includes one month of incremental sales and gross profit from the Hetsco acquisition which was partially offset by an estimated loss of approximately $1.1 million booked on a fixed priced contract due to scheduling and scope issues.  This loss was isolated to one contract.  For the six months ended June 30, 2014, gross profit increased due to incremental sales from the Hetsco acquisition and gross margin rates improved from the same period in the prior year as Hetsco generates higher margin revenues due to its specialized repairs and safety work.  The increase was partially offset by the estimated contract loss described previously.  The Energy Services segment has significantly grown its backlog over the last few months through expanding the markets it serves.  It is anticipated that growth in revenues in future months will offset losses.

Operating Expenses

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in thousands)	2014	2013	$	%	2014	2013	$	%
Selling and Marketing Expenses	$2,474	$2,462	12	0.5	$4,297	$4,685	(388)	(8.3)
General and Administrative Expenses	14,179	12,812	1,367	10.7	27,933	27,366	567	2.1
Depreciation and Amortization Expenses	2,141	1,559	582	37.3	4,455	2,632	1,823	69.3
Total	$18,794	$16,833	1,961	11.6	$36,685	$34,683	2,002	5.8

Selling and Marketing Expenses.  Consolidated selling and marketing expenses include the costs associated with selling and marketing our products and services. Major components of these costs are personnel, sales commissions, sales promotion, advertising, literature, bidding, estimating and trade shows.

General and Administrative Expenses.  Consolidated general and administrative expenses include the costs associated with conducting our business, including general management, compensation and benefits of employees that are not direct costs of active projects, officers and directors, legal and professional fees and other general expenses.  Consolidated general and administrative expenses for both the three and six months ended June 30, 2014 have increased compared to the prior year due to the creation of a new Logistics department, timing of promotional expenses and the use of consultants and temporary staff in the Executive, Information Technology and Finance/Accounting departments in lieu of employees due to vacancies and special initiatives.

Depreciation and Amortization Expenses.  Depreciation and amortization expense consists primarily of depreciation of fixed assets and amortization of definite-lived intangible assets and excludes amounts included in cost of revenue.  Depreciation and amortization expense has increased primarily due to the April, 2013 purchase of Hetsco.

Operating Profit (Loss)

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in thousands)	2014	2013	$	%	2014	2013	$	%
Product Solutions	$1,799	$1,125	674	59.9	$2,782	$(2,269)	5,051	(222.6)
Operating Margin %	3.0%	3.1%			2.8%	-3.0%

Nuclear Services	$343	$2,786	(2,443)	(87.7)	$1,738	$4,061	(2,323)	(57.2)
Operating Margin %	0.8%	4.2%			1.8%	3.1%

Energy Services	$(674)	$(1,941)	1,267	(65.3)	$(2,465)	$(1,706)	(759)	44.5
Operating Margin %	-4.8%	-14.3%			-10.7%	-6.5%

Total Operating Income	$1,468	$1,970	(502)	(25.5)	$2,055	$86	1,969	2,289.5

Operating Margin %	1.3%	1.7%			0.9%	0.0%

Product Solutions Segment.   The operating profit for the three months ended June 30, 2014 and 2013 increased by $0.7 million.  Higher revenues and positive gross margin of $3.0 million was primarily offset by the 4.2% decrease in the Euro to Dollar exchange rate due to the unfavorable Euro to Dollar exchange rate on the Alghanim Project in Europe, a $0.9 million reclassification for an intercompany transaction from Energy Services caused a decrease in operating profit for the quarter and an increase in the selling, general and administrative expenses as a result of the IBI acquisition.  The operating income in the Product Solutions segment increased $5.1 million for the six months ended June 30, 2014 compared to the same period last year primarily due to higher revenues and associated gross margin and acquisition cost incurred relating to the 2013 Acquisition.

Nuclear Services Segment.  Operating income for this segment decreased in the three and six months ended June 30, 2014 primarily due to lower revenues partially offset by improved gross margin rates and lower operating expenses.

Energy Services Segment.  Operating loss in the three months ended June 30, 2014 decreased from same period in the prior year primarily due to the intercompany adjustment of $0.9 million to cost of sales with Product Solutions segment.  Normalized for this, operation loss improved from same period in the prior year by $0.3 million.  This change primarily due to integration costs incurred in the prior year for the Hetsco acquisition.  For the six months ended June 30, 2014, operating loss was higher in comparison to the prior year due to higher amortization expense of intangibles related to the Hetsco acquisition and higher salaries and wages as the segment restructured earlier in the period to prepare to execute the increased backlog.  The increased operating expenses were partially offset by a higher gross profit during the six months ended June 30, 2014 in comparison to the same period last year.

Interest Expense, net

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in thousands)	2014	2013	$	%	2014	2013	$	%
Interest expense, net	$340	$190	150	78.9	$753	$276	477	172.8

Interest expense, net consists of interest on outstanding letters of credit, interest on our unused commitment and amortization of debt issuance costs offset by interest income earned on cash balances.  Interest expense, net increased for the three and six months ended June 30, 2014 compared to the corresponding periods in 2013 primarily due to increased outstanding debt during those periods.

Other Expense (Income), net

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in thousands)	2014	2013	$	%	2014	2013	$	%
Other (income) expense, net	$(94)	$154	(248)	(161.0)	$176	$4	172	4,300.0

The increase and decrease in other income, net for the three and six months ended June 30, 2014, respectively compared to the corresponding periods in 2013 was primarily due to foreign currency fluctuations.

Income Tax Benefit

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in thousands)	2014	2013	$	%	2014	2013	$	%
Income tax benefit	$358	$884	(526)	(59.5)	$334	$265	69	26.0

Income tax benefit for the interim periods is based on estimates of the effective tax rate during the entire fiscal year.  The effective income tax rate is based upon the estimated income during the calendar year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods for settlements of tax audits or assessments and the resolution or identification of tax position uncertainties.

During the three months ended June 30, 2014, we recorded income tax expense of $0.4 million, or 29.3% of pretax income, compared to $0.9 million of income tax expenses, or 54.4% of pretax income, in the same period for 2013.  The decrease in our effective tax rate was primarily due to $0.3 million of permanent, discrete non-deductible acquisition expenses during the second quarter in 2013, and increases in tax credit carry forwards and state tax benefits generated during the same quarter in 2014.   The effective tax rate in 2013 differs from the statutory rate due to U.S. state income taxes and, non-deductible expenses, including non-deductible acquisition expenses and changes in uncertain tax benefit positions.

During the six months ended June 30, 2014, we recorded income tax expense of $0.3 million, or 29.7% of pretax income, compared to $0.3 million of income tax expenses, or -136.6% of pretax income, in the same period for 2013.  The increase in our effective tax rate was primarily due to the tax effect of the pre-tax income during the six months ended June 30, 2014 compared to the tax effect of the pre-tax loss during the six months ended June 30, 2013.  The effective tax rate in 2013 differs from the statutory rate due to U.S. state income taxes and, non-deductible expenses, including non-deductible acquisition expenses and changes in uncertain tax benefit positions.

As of June 30, 2014, we would need to generate approximately $85.8 million of future financial taxable income to realize our deferred tax assets.

Loss from Discontinued Operations, Net of Tax

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in thousands)	2014	2013	$	%	2014	2013	$	%
Loss from discontinued operations, net of tax	$(90)	$(1)	(89)	8,900.0	$(97)	$(41)	(56)	136.6

Loss from discontinued operations, net of tax during the three and six months ended June 30, 2014 and 2013 were fully comprised of the Deltak business unit, divested on August 31, 2011 and consists of costs incurred on the wind-down of in-process contracts and legal and professional fee expenses.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of June 30, 2014, our operating unrestricted cash and cash equivalents increased by 12.2%, or $1.7 million, to $15.6 million from $13.9 million as of December 31, 2013.  The operating cash balance of $15.6 million as of June 30, 2014 consisted of $5.5 million U.S. cash and $10.1 million of non-U.S. cash; in general, these funds are not available to fund U.S. operations.  Our principal use of cash is to pay for our strategic acquisitions, customer contract related material, labor and subcontract labor, operating expenses, capital assets, and payment of quarterly cash dividends. We fund our business objectives, operations, and expansion of our operations through net cash flows from operations and draws against our Revolving Credit Facility. At June 30, 2014, we had $15.6 million in cash and cash equivalents and $107.2 million available under our Revolving Credit Facility that can be used, along with normal cash flows from operations, to fund any unanticipated shortfalls in future cash flows.

Restricted Cash

The restricted cash balances as of June 30, 2014 and December 31, 2013 of $0.1 million and $0.1 million, respectively, relate to the sale of Deltak in accordance with the Deltak sale agreement.  The related escrow was a funding mechanism for settlement of warranty claims and other possible contractual claims. On February 4, 2014, a portion of the amount of the purchase price held in escrow related to the sale of the assets of Deltak was released to Global Power.  See Note 7—Commitments and Contingencies to these unaudited condensed consolidated financial statements for more information regarding the claims.

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

As of June 30, 2014, we had $31.0 million outstanding under our Revolving Credit Facility which was recorded as a long-term liability on our consolidated balance sheet as of June 30, 2014.  We were in compliance with all financial and other covenants under the Revolving Credit Facility.  During the six months ended June 30, 2014, we borrowed $30.0 million on our Revolving Credit and we repaid $22.0 million.  The weighted average interest rate on borrowings was 1.49%.

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

As of June 30, 2014, a maximum of $107.2 million was available under our Revolving Credit Facility.  Our ability to borrow this maximum amount is governed by a number of provisions of our Revolving Credit Facility, some of which have the effect of limiting the amount that we can borrow based upon such factors as the Company’s compliance with certain leverage ratios and other financial covenants, or the use of the proceeds of the relevant drawdown, in each case, as of a particular date or time period.  These provisions in our Revolving Credit Facility mean that we may not be permitted to borrow the full $150.0 million of our Revolving Credit Facility and the amount we are permitted to borrow under our Revolving Credit Facility will likely result in our borrowing capacity under our Revolving Credit Facility being materially less than the difference between our actual borrowings and $150.0 million for the foreseeable future.  We pay an unused line fee of 0.20% pursuant to the terms of our Revolving Credit Facility.

Letters of Credit and Bonds.  In line with industry practice, we are often required to provide letters of credit, surety and performance bonds to customers.  These letters of credit and bonds provide credit support and security for the customer if we fail to perform our obligations under the applicable contract with such customer.  The interest rate on letters of credit issued under the Revolving Credit Facility letter of credit was 1.25% per annum as of June 30, 2014.  Should we need to borrow additional amounts against the Revolving Credit Facility, we would incur an interest rate of LIBOR or a specified base rate, plus in each case, an additional margin based on our consolidated leverage ratio.  The Revolving Credit Facility includes additional margin ranges on base rate loans between 0.25% and 1.25% and between 1.25% and 2.25% on LIBOR-based loans.

As of June 30, 2014, our outstanding stand-by letters of credit totaled approximately $11.8 million for our U.S. entities and $11.1 million (U.S. dollars) for non-U.S. entities.  Currently there are no amounts called upon these letters of credit.  In addition, as of June 30, 2014, we had outstanding surety bonds on projects of approximately $24.7 million.

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

Working Capital

Working capital represents total current assets less total current liabilities. At June 30, 2014, our working capital increased by $9.4 million, or 8.70%, to $117.8 million from $108.4 million at December 31, 2013. Working capital has increased, primarily cost in excess of billings, to support backlog that is currently scheduled to ship in the second half of 2014.

Net Cash Flows

Discontinued Operations

Cash flows provided by operating activities included operating cash flows from discontinued operations of less than $0.1 million during each of the six months ended June 30, 2014 and 2013.

Our net consolidated cash flows consisted of the following, for the six months ended June 30:

	Six Months Ended June 30,
	2014	2013
Statement of cash flow data:
Cash flows provided by (used in):
Operating activities	$(1,117)	$28,272
Investing activities	(1,187)	(35,393)
Financing activities	4,355	15,328
Effect of exchange rate changes on cash	(434)	(31)

Change in cash and cash equivalents	$1,617	$8,176

Our operating, investing, financing activities and effect of exchange rate changes are described in more detail below.

Operating Activities

For the six months ended June 30, 2014 and 2013, net earnings adjusted for noncash activities used cash of $1.1 million and provided cash of $28.3 million, respectively.  See Note 9—Other Supplemental Information included in our unaudited condensed consolidated financial statements for more information regarding the net effect of changes in operating activities.

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

Investing Activities

During the six months ended June 30, 2014 and 2013, we used $1.2 million and $2.5 million, respectively, to purchase capital assets.  In addition, a use of cash of $33.0 million paid for the Hetsco Acquisition occurred during the six months ended June 30, 2013.

Financing Activities

During the six months ended June 30, 2014, we used cash to pay dividends of $3.1 million and $0.6 million to repurchase stock-based awards for payment of statutory taxes due on stock-based compensation.   Additionally, we borrowed $30.0 million and repaid $22.0 million under our Revolving Credit Facility.

During the six months ended June 30, 2013, cash flow provided primarily consisted of $20.0 million of net cash proceeds from borrowing on our Revolving Credit Facility offset by cash used to pay dividends of $3.1 million and $1.5 million to repurchase stock-based awards for payment of statutory taxes due on stock-based compensation.

Effect of Exchange Rate Changes on Cash

For the six months ended June 30, 2014 and 2013, the effect of exchange rate changes decreased cash by $0.4 million and less than $0.1 million, respectively, primarily resulting from the strengthening of the Euro against the U.S. Dollar.

Dividend and Stock Repurchases

In May 2012, our Board of Directors approved a dividend policy related to our common stock.   On May 1, 2014 the Board declared dividends of $0.09 per share for shareholders of record as of the close of business June 13, 2014.  The Company paid $1.5 million for this dividend on June 27, 2014.  On March 7, 2014 the Board declared dividends of $0.09 per share for shareholders of record as of the close of business March 18, 2014.  The Company paid $1.5 million of dividends on March 28, 2014.

Additionally, in May 2012, our Board of Directors authorized a program to repurchase up to two million shares of our common stock until the earlier of June 30, 2014 or a determination by the Board of Directors to discontinue the repurchase program. The repurchase program does not obligate us to acquire any specific number of shares. There were no repurchases during the three and six months ending June 30, 2014.   As of June 30, 2014, there were 1,578,269 shares remaining for repurchase under the current authorization.  As of the date of this report, the Board of Directors has not extended this program.

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

As of June 30, 2014, we had a contingent liability for issued and outstanding stand-by letters of credit, generally issued to secure performance on customer contracts. As of June 30, 2014, our outstanding stand-by letters of credit totaled approximately $11.8 million for our U.S. entities and $11.1 million (U.S. dollars) for non-U.S. entities.  Currently there are no amounts drawn upon these letters of credit.  In addition, as of June 30, 2014, we had outstanding surety bonds on projects of approximately $24.7 million.  Our subsidiaries provide financial guarantees for certain contractual obligations in the ordinary course of business. As of June 30, 2014, the balance of these financial guarantees was no greater than $27.9 million.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. Part II Item 7 of our Annual Report on Form 10-K, filed with the SEC on May 2, 2014, addressed the accounting policies and related estimates that we believed were the most critical to understanding our consolidated financial statements, financial condition and results of operations and those that require management judgment and assumptions, or involve uncertainties.  We did not have a significant change to the application of our critical accounting policies and estimates during the first six months 2014.

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk.

We may be exposed to market risk through changes in interest rates and foreign currency exchange fluctuations. We have established policies to monitor and control these market risks.

Foreign Exchange Rate Risk. We operate in a number of international areas and are involved in transactions denominated in currencies other than the U.S. dollar, which exposes us to foreign currency exchange rate risk. We have from time-to-time used derivative instruments to hedge our foreign currency transactions. We did not enter into any such instruments as of or during the three or six months ended June 30, 2014. We do not hold or issue foreign currency forward contracts, option contracts or other derivative financial instruments for speculative purposes.

Interest Rate Risk. Our primary market risk exposure is volatility of interest rates, primarily in the U.S. We are subject to interest rate changes on our LIBOR-based variable interest rate under our Revolving Credit Facility. As of June 30, 2014, we had $31.0 million outstanding on our Revolving Credit Facility. During the six months ended June 30, 2014, we borrowed $30.0 million and repaid $22.0 million on our Revolving Credit Facility.

Interest Rate Sensitivity. Based on the level of borrowings outstanding as of June 30, 2014, a 50 basis point fluctuation in short-term interest rates would have a $0.2 million impact on our expected pre-tax income on an annual basis.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.                          Legal Proceedings.

The information included in Note 7—Commitments and Contingencies to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q is incorporated by reference into this Item.

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

Issuer Purchases of Equity Securities

The following table presents information regarding our repurchases of shares of our common stock or (adjustment to estimated shares withheld to pay income tax) on a monthly basis during the second quarter of 2014.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan (2)	Maximum Number of Shares That May Yet Be Purchased Under the Plan (2)
March 31 - April 30, 2014	(209)	$19.89	—	1,578,269
May 1-31, 2014	3,798	$16.23	—	1,578,269
June 1-29, 2014	—	$—	—	1,578,269
Total	3,589	$16.02	—	1,578,269

(1)                      Total number of shares purchased during the second quarter of 2014 were not purchased pursuant to a publicly announced plan, but were surrendered to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock awards issued to employees under our stockholder-approved long-term incentive plan.

(2)                      Our share repurchase program was approved by the Board on May 30, 2012 and allows for repurchase of up to two million shares of our common stock until the earlier of June 30, 2014 or a determination by the Board of Directors to discontinue the repurchase program. The repurchase program does not obligate us to acquire any specific number of shares.  As of the date of this report, the Board of Directors has not extended this program.

Item 3.                          Defaults Upon Senior Securities.

None.

Item 4.                          Mine Safety Disclosures.

Not applicable.

Item 5.                          Other Information.

None.

Item 6.                                   Exhibits.

Exhibit	Description

14.1

Code of Business Conduct and Ethics of Global Power Equipment Group Inc., dated as of July 15, 2014 (filed as Exhibit 14.1 to our Form 8-K filed with the Commission on July 18, 2014 and incorporated herein by reference).

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. w

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. w

32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. w

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. w

101.INS	XBRL Instance Documentw

101.SCH	XBRL Taxonomy Extension Schema Documentw

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Documentw

101.DEF	XBRL Taxonomy Extension Definition Linkbase Documentw

101.LAB	XBRL Taxonomy Extension Labels Linkbase Documentw

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documentw

w                         Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL POWER EQUIPMENT GROUP INC.

Date: July 31, 2014	By:	/s/ Raymond K. Guba
Raymond K. Guba,
Senior Vice President and Chief Financial Officer As a duly authorized officer of the Registrant and as principal accounting officer.