Form 10-Q
period 2014-09-28
GLOBAL POWER EQUIPMENT GROUP INC.
filed 2014-10-30
CIK 1136294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2014

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of October 27, 2014, there were 17,123,608 shares of common stock of Global Power Equipment Group Inc. outstanding.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

Form 10-Q

For the quarter ended September 30, 2014

Part I—FINANCIAL INFORMATION

Item 1.Financial Statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	September 30,	December 31,
	2014	2013
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$10,733	$13,942
Restricted cash	1	120
Accounts receivable, net of allowance of $616 and $557, respectively	113,729	93,484
Inventories:
Raw Material	7,688	6,133
Finished Goods	1,316	985
Inventory Reserve	(430)	(642)
Costs and estimated earnings in excess of billings	62,948	41,804
Deferred tax assets	3,301	3,301
Other current assets	6,673	8,215
Total current assets	205,959	167,342
Property, plant and equipment, net	19,013	20,644
Goodwill	106,884	109,930
Intangible assets, net	60,433	60,594
Deferred tax assets	5,722	7,630
Other long-term assets	945	1,258
Total assets	$398,956	$367,398

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,417	$19,664
Accrued compensation and benefits	24,856	14,798
Billings in excess of costs and estimated earnings	15,441	12,757
Accrued warranties	1,413	3,261
Other current liabilities	6,466	8,483
Total current liabilities	68,593	58,963
Long-term debt	45,000	23,000
Other long-term liabilities	6,151	5,844
Total liabilities	119,744	87,807
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value, 170,000,000 shares authorized and 18,387,686 and 18,294,998 shares issued, respectively, and 17,123,608 and 17,059,943 shares outstanding, respectively	184	183
Paid-in capital	71,294	69,049
Accumulated other comprehensive income	352	3,473
Retained earnings	207,395	206,898
Treasury stock, at par (1,264,078 and 1,235,055 common shares, respectively)	(13)	(12)
Total stockholders’ equity	279,212	279,591

Total liabilities and stockholders’ equity	$398,956	$367,398

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Revenue	$145,128	$109,998	$364,749	$342,673
Cost of Sales	120,447	89,272	301,328	287,178
Gross profit	24,681	20,726	63,421	55,495

Selling and marketing expenses	3,008	2,272	7,305	6,957
General and administrative expenses	13,521	14,806	41,454	42,172
Depreciation and amortization expense (1)	1,993	1,936	6,448	4,568
Operating income	6,159	1,712	8,214	1,798

Interest expense, net	421	207	1,174	483
Other (income) expense, net	(1,200)	164	(1,024)	168
Income from continuing operations before income tax	6,938	1,341	8,064	1,147
Income tax expense	2,510	312	2,844	577
Income from continuing operations	4,428	1,029	5,220	570
Discontinued operations:
Income (loss) from discontinued operations, net of tax	96	273	(1)	232
Net Income	$4,524	$1,302	$5,219	$802
Earnings per common share:
Basic earnings per common share from continuing operations	$0.26	$0.06	$0.31	$0.03
Basic earnings per common share from discontinued operations	—	0.02	—	0.02
Basic earnings per common share	$0.26	$0.08	$0.31	$0.05

Diluted earnings per common share from continuing operations	$0.26	$0.06	$0.31	$0.03
Diluted earnings per common share from discontinued operations	—	0.02	—	0.02
Diluted earnings per common share	$0.26	$0.08	$0.31	$0.05

(1)

Excludes depreciation and amortization expense for the three months ended September 30, 2014 and 2013 of $484 and $399 included in cost of sales, respectively. Excludes depreciation and amortization expense for the nine months ended September 30, 2014 and 2013 of $1,285 and $1,048 included in cost of sales, respectively.

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Net Income	$4,524	$1,302	$5,219	$802
Foreign currency translation adjustment	(2,687)	830	(3,121)	849
Comprehensive Income	$1,837	$2,132	$2,098	$1,651

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

($ in thousands, except share and per share amounts)

(Unaudited)

				Accumulated
	Common Shares			Other
	$0.01 Per Share		Paid-in	Comprehensive	Retained	Treasury Shares
	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Total
Balance, December 31, 2013	18,294,998	$183	$69,049	$3,473	$206,898	(1,235,055)	$(12)	$279,591
Stock-based compensation	92,688	1	2,245	—	—	(29,023)	(1)	2,245
Dividends declared	—	—	—	—	(4,722)	—	—	(4,722)
Net Income	—	—	—	—	5,219	—	—	5,219
Foreign currency translation adjustment	—	—	—	(3,121)	—	—	—	(3,121)
Balance, September 30, 2014	18,387,686	$184	$71,294	$352	$207,395	(1,264,078)	$(13)	$279,212

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities:	(Unaudited)
Net income	$5,219	$802
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred income tax expense (benefit) provision	778	(900)
Depreciation and amortization on plant, property and equipment and intangible assets	7,733	5,616
Amortization of deferred financing costs	171	137
Loss on disposals of equipment	161	13
Stock-based compensation	2,816	3,429
Changes in operating assets and liabilities, net of businesses acquired and sold:
(Increase) decrease in accounts receivable	(21,364)	23,785
(Increase) decrease in inventories	(2,207)	(670)
(Increase) decrease in costs and estimated earnings in excess of billings	(21,984)	(532)
(Increase) decrease in other current assets	1,290	(756)
(Increase) decrease in other assets	137	36
Increase (decrease) in accounts payable	1,043	(8,140)
Increase (decrease) in accrued and other liabilities	8,346	2,758
Increase (decrease) in accrued warranties	(1,829)	(745)
Increase (decrease) in billings in excess of costs and estimated earnings	3,064	(5,037)
Net cash (used in) provided by operating activities	(16,626)	19,796

Investing activities:
Acquisitions, net of cash acquired	—	(50,328)
Proceeds from sale of business, net of restricted cash and transaction costs	—	267
Net transfers of restricted cash	120	—
Proceeds from sale of equipment	264	62
Purchase of property, plant and equipment	(2,162)	(3,927)
Net cash used in investing activities	(1,778)	(53,926)

Financing activities:
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(571)	(1,542)
Dividends paid	(4,722)	(4,668)
Proceeds from long-term debt	66,000	50,000
Payments of long-term debt	(44,000)	(10,000)
Net cash provided by financing activities	16,707	33,790
Effect of exchange rate changes on cash	(1,512)	731
Net change in cash and cash equivalents	(3,209)	391
Cash and cash equivalents, beginning of period	13,942	31,951
Cash and cash equivalents, end of period	$10,733	$32,342

Supplemental Disclosures:
Cash paid for interest	$326	$313
Cash paid for income taxes, net of refunds	$483	$1,108

See accompanying notes to condensed consolidated financial statements (unaudited).

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Global Power Equipment Group Inc. and its wholly owned subsidiaries (“Global Power,” “we,” “us,” “our,” or “the Company”), is a comprehensive provider of custom engineered equipment, and modification and maintenance services for customers in the power generation, oil & gas, natural gas, infrastructure and process and industrial markets.  Our customers are in and outside the United States (“U.S.”) in both developed and emerging economies.

We have three operating segments as defined in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2014:  Product Solutions, Nuclear Services and Energy Services.

Presentation

The accompanying unaudited condensed consolidated financial statements of Global Power and its subsidiaries have been prepared pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to those rules and regulations.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2014,  the results of operations for the three-month and nine-month periods ended September 30, 2014 and 2013, and cash flows for the nine month periods ended September 30, 2014 and 2013.  The balance sheet as of December 31, 2013 has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

These interim results are not necessarily indicative of the results to be expected for the full year and the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

All dollar amounts (except share and per share amounts) presented in the tables within the notes to our  unaudited condensed consolidated financial statements are stated in thousands of dollars, unless otherwise noted.

As of January 1, 2013, we changed from reporting on a calendar quarter basis to a fiscal quarter basis utilizing a “modified” 4-4-5 calendar (modified in that the fiscal year always begins on January 1 and ends on December 31).  However, we have continued to label our quarterly information using a calendar convention.  The effects of this practice are modest and only exist when comparing interim period results. The reporting periods and corresponding fiscal interim periods are as follows:

Reporting Interim Period	Fiscal Interim Period
	2014	2013
Three Months Ended March 31	January 1, 2014 to March 30, 2014	January 1, 2013 to March 31, 2013
Three Months Ended June 30	March 31, 2014 to June 29, 2014	April 1, 2013 to June 30, 2013
Three Months Ended September 30	June 30, 2014 to September 28, 2014	July 1, 2013 to September 29, 2013

Summary of Significant Accounting Policies

See Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013 for a summary of our significant accounting policies.  There have been no significant changes to our accounting policies during the nine-month period ended September 30, 2014.

NOTE 2—NEW FINANCIAL ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Pronouncements:

In March 2014, the Financial Accounting Standards Board (“FASB”) issued ASU Update  2014-06, “Technical Corrections and Improvements Related to Glossary Terms” (“ASU 2014-06”). The amendments in the Update relate to glossary terms and cover a wide range of Topics in the Codification.  These amendments are presented in four sections — Deletion of Master Glossary Terms (Section A), Addition of Master Glossary Term Links (Section B), Duplicate Master Glossary Terms (Section C), and Other Technical Corrections Related to Glossary Terms (Section D).  The amendments in ASU 2014-06 represent changes to clarify the Master Glossary of the Codification, or make improvements to the Master Glossary that are not expected to result in substantive changes to the application of existing guidance or create a significant administrative cost to most entities.  Additionally, the amendments will make the Master Glossary easier to understand, as well as reduce the number of terms that appear in the Master Glossary.  The amendments resulting from ASU 2014-06 do not have transition guidance and will be effective upon issuance for both public and private companies.  The immediate adoption of this standard in March 2014 did not have an impact on our consolidated financial statements, and there was no material impact to our financial statement disclosures.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”).  ASU 2014-09 takes effect in 2017 and establishes a comprehensive revenue recognition standard for virtually all industries in U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries.  The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services.  It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled.  To accomplish this objective, the standard requires five basic steps:  (i)  identify the contract with the customer, (ii)  identify the performance obligations in the contract, (iii)  determine the transaction price, (iv)  allocate the transaction price to the performance obligations in the contract, and (v)  recognize revenue when (or as) the entity satisfies a performance obligation.  There are three basic transition methods available:  full retrospective, retrospective with certain practical expedients, and a cumulative effect approach.  We are currently evaluating the impact the implementation of ASU 2014-09 will have on our consolidated financial statements and financial statement disclosures in addition to the implementation methodology we will utilize.

In June 2014, the FASB issued ASU 2014-12,  “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period” (“ASU 2014-12”).  On June 29, 2014, the FASB issued ASU 2014-12 to clarify that a performance target in a share-based compensation award that could be achieved after an employee completes the requisite service period should be treated as a performance condition that affects the vesting of the award.  As such, the performance target should not be reflected in estimating the grant-date fair value of the award.  The Company has reviewed its accounting for these types of share-based payments and has determined that we are in compliance with the stated guidelines.

In August 2014, the FASB issued ASU 2014-15,  “Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern” (“ASU 2014-15”).  ASU 2014-15 requires an entity's management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable).  When conditions or events raise substantial doubts about an entity’s ability to continue as a going concern, management shall disclose: (i) the principal conditions or events that raise substantial doubt about the entity's ability to continue as a going concern; (ii) management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations; and (iii) management's plans that are intended to mitigate the conditions or events and whether or not those plans alleviate the substantial doubt about the entity's ability to continue as a going concern.  ASU 2014-15 is effective for the Company for fiscal year 2016, and early application is permitted.  We do not currently anticipate that ASU 2014-15 will have any impact on the Company’s financial statement disclosures.

NOTE 3—ACQUISITIONS

During 2013, we acquired 100% equity in two businesses, which included one products company and one industrial gas services company, both based in the U.S. These acquisitions allowed us to expand our products and service offerings internationally and in the U.S.  A summary of the acquisitions is as follows:

		Net Assets
		Acquired		Primary Form of
Business Acquired	Date of Closing	(in millions)	Segment	Consideration
IBI, LLC	July 9, 2013	$18.6	Product Solutions	Cash
Hetsco Holdings, Inc.	April 30, 2013	$32.4	Energy Services	Cash

Each of the acquired businesses has been included in our results of operations since the date of closing. Due to the timing of each acquisition and related operating results, our 2014 and 2013 operating results are not entirely comparable.

On July 9, 2013, we acquired IBI, LLC (“IBI”), a leading manufacturer of custom power packaging and integration solutions, including control house systems, generator enclosures and industrial tanks. The aggregate consideration paid consisted of $18.6 million in cash, after final working capital adjustments and other adjustments of which $0.7 million was paid in January 2014.  IBI merged with and into our wholly-owned subsidiary, Koontz-Wagner Custom Controls, LLC, and its financial results have been included in our Product Solutions segment since the acquisition date.

On April 30, 2013, we acquired Hetsco Holdings, Inc. (“Hetsco”), a global provider of mission critical brazed aluminum heat exchanger repair, maintenance and safety services to the industrial gas, liquefied natural gas and petrochemical industries. The aggregate acquisition price consisted of $32.4 million in cash, after final working capital adjustments. The financial results of the Hetsco acquisition have been included in our Energy Services segment since the acquisition date.

We funded the purchase of the IBI and Hetsco acquisitions (together, the “2013 Acquisitions”) through a combination of cash on hand and draws on our $150.0 million revolving credit facility (as amended or supplemented from time to time, the “Revolving Credit Facility”).

The following table summarizes the consideration paid for the 2013 Acquisitions and presents an allocation of these amounts to the net tangible and identifiable intangible assets based on the estimated fair values as of the respective acquisition dates. The fair values and useful lives were supported by third party valuations.

	2013 Acquisition Activity
	Hetsco	IBI	Total

Current assets	$7,733	$8,304	$16,037
Property, plant and equipment	867	2,822	3,689
Identifiable intangible assets	22,800	9,300	32,100
Goodwill	12,997	4,542	17,539
Total assets acquired	44,397	24,968	69,365
Current liabilities	(2,265)	(6,327)	(8,592)
Long-term deferred tax liability	(8,645)	—	(8,645)
Other long-term liabilities	(1,089)	—	(1,089)
Net assets acquired	$32,398	$18,641	$51,039

Acquired intangible assets in 2013 of $32.1 million consisted of customer relationships, trade names and noncompete agreements. The amortization periods for these intangible assets, except trade names which are indefinite, range from five to seven years. We recorded $2.6 million and $1.0 million of amortization expense related to these intangible assets during the nine months ended September 30, 2014 and 2013, respectively. The major classes of intangible assets are as follows:

	Weighted Average	At Date of
	Amortization Years	Acquisition
Customer Relationships	7	$19,200
Trade Names	Indefinite	11,000
Noncompetes	5	1,900
		$32,100

The estimated future aggregate amortization expense of intangible assets from the 2013 Acquisitions as of September 30, 2014 is set forth below:

For the Fiscal Year Ending December 31 –
2014 (remainder of year)	$781
2015	3,123
2016	3,123
2017	3,123
2018	2,894
Thereafter	3,814
Total	$16,858

The goodwill associated with the IBI acquisition is deductible for tax purposes whereas the goodwill associated with the Hetsco acquisition is not deductible for tax purposes.

The following unaudited pro forma information has been provided for illustrative purposes only and is not necessarily indicative of results if the 2013 Acquisitions occurred on January 1, 2013, nor are they necessarily indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
($ in thousands, except per share data)	2014	2013	2014	2013
Consolidated revenues	$145,128	$110,512	$364,749	$375,958
Income from continuing operations	4,428	895	5,220	637
Earnings per share from continuing operations:
Basic	$0.26	$0.05	$0.31	$0.04
Diluted	$0.26	$0.05	$0.31	$0.04

The unaudited pro forma consolidated results during the three months and nine months ended September 30, 2014 and 2013 have been prepared by adjusting our historical results to include the 2013 Acquisitions as if they occurred on January 1, 2013. These adjustments for unaudited pro forma consolidated historical results included the following:

•	a net increase in interest expense during the three and nine months ended September 30, 2013;

•	an increase in amortization expense due to the incremental intangible assets recorded related to the 2013 Acquisitions;

•	a change in depreciation expense relating to the net impact of adjusting acquired property and equipment to the acquisition date fair values;

•	adjustments to remove the impact of transaction costs related to the acquisitions of IBI and Hetsco;

•	adjustments to tax effect the pro forma results of the acquisitions of IBI and Hetsco at Global Power’s estimated domestic statutory tax rate of 39% for all periods; and

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

NOTE 4—EARNINGS PER SHARE

As of September 30, 2014, our 17,123,608 shares outstanding include shares of unvested restricted stock. Unvested restricted stock included in reportable shares outstanding was 50,954 shares as of September 30, 2014 and 56,802 shares as of September 30, 2013. Shares of unvested restricted stock are excluded from our calculation of basic weighted average shares outstanding, but their dilutive impact is included in the calculation of diluted weighted average shares outstanding.

Basic earnings per common share are calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share is based on the weighted average common shares outstanding during the period, adjusted to include the incremental effect of common shares that would be issued upon the vesting and release of restricted stock awards. The dilutive effect of all outstanding restricted stock is reflected in diluted earnings per share by application of the treasury stock method.

Basic and diluted earnings per common share are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share data)	2014	2013	2014	2013
Net Income:
Income from continuing operations	$4,428	$1,029	$5,220	$570
Income (loss) from discontinued operations	96	273	(1)	232
Income available to common shareholders	$4,524	$1,302	$5,219	$802
Basic Earnings Per Common Share:
Weighted Average Common Shares Outstanding	17,072,317	16,958,138	16,982,990	16,896,434
Basic earnings per common share from continuing operations	$0.26	$0.06	$0.31	$0.03
Basic earnings per common share from discontinued operations	—	0.02	—	0.02
Basic earnings per common share	$0.26	$0.08	$0.31	$0.05
Diluted Earnings Per Common Share:
Weighted Average Common Shares Outstanding	17,072,317	16,958,138	16,982,990	16,896,434
Effect of Dilutive Securities:
Unvested portion of restricted stock awards	6,673	37,235	39,675	123,900
Weighted Average Common Shares Outstanding Assuming Dilution	17,078,990	16,995,373	17,022,665	17,020,334
Diluted earnings per common share from continuing operations	$0.26	$0.06	$0.31	$0.03
Diluted earnings per common share from discontinued operations	—	0.02	—	0.02
Diluted earnings per common share	$0.26	$0.08	$0.31	$0.05

For the three and nine months ended September 30, 2014, there were 194,822 and 169,185, respectively, weighted average unvested service-based restricted stock awards that were not included in the computation of diluted earnings per share because their effect was antidilutive.  For the three and nine months ended September 30, 2013, there were 224,863 and 192,220, respectively, weighted average unvested service-based restricted stock awards that were not included in the computation of diluted earnings per share because their effect was antidilutive.  For the three and nine months ended September 30, 2014, there were 305,500 and 227,960, respectively, weighted average unvested performance-based restricted stock awards for which related targets had not been met which were excluded from the calculation of both basic and diluted earnings per common share.  For the three and nine months ended September 30, 2013, there were 277,159 and 247,446, respectively, weighted average unvested performance-based restricted stock awards for which related targets had not been met which were excluded from the calculation of both basic and diluted earnings per common share.

NOTE 5—INCOME TAXES

The overall effective income tax rate for continuing operations during the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Effective income tax rate	36.2%	23.3%	35.3%	50.3%

The effective income tax rate differs from the statutory federal income tax rate of 35% primarily because of state and foreign income taxes and permanent differences.  The amount of the income tax provision for continuing operations during the three months ended September 30, 2014 and 2013 differs from the statutory federal income tax rate of 35% as follows:

	Three Months Ended September 30,
	2014	2014	2013	2013
	Amount	Percent	Amount	Percent
Tax expense computed at the maximum U.S. statutory rate	$2,428	35.0%	$469	35.0%
Difference resulting from state income taxes, net of federal income tax benefits	144	2.1%	9	0.7%
Foreign tax rate differences	(280)	-4.0%	(115)	-8.6%
Non-deductible business acquisition costs	—	—%	—	—%
Non-deductible meals and entertainment	140	2.0%	31	2.3%
Non-deductible expenses, other	58	0.8%	15	1.1%
Net change in accrual for uncertain tax positions	60	0.9%	47	3.5%
Tax credit carryforwards	—	0.0%	—	—%
Impact of change to state blended rate	—	—%	(144)	-10.7%
Other, net	(40)	-0.6%	—	—%
Total	$2,510	36.2%	$312	23.3%

The amount of the income tax provision for continuing operations during the nine months ended September 30, 2014 and 2013 differs from the statutory federal income tax rate of 35% as follows:

	Nine Months Ended September 30,
	2014	2014	2013	2013
	Amount	Percent	Amount	Percent
Tax expense computed at the maximum U.S. statutory rate	$2,822	35.0%	$402	35.0%
Difference resulting from state income taxes, net of federal income tax benefits	69	0.9%	(15)	-1.3%
Foreign tax rate differences	(333)	-4.2%	(107)	-9.3%
Non-deductible business acquisition costs	—	—%	309	26.9%
Non-deductible meals and entertainment	162	2.0%	29	2.5%
Non-deductible expenses, other	66	0.8%	8	0.8%
Net change in accrual for uncertain tax positions	158	2.0%	90	7.8%
Tax credit carryforwards	(60)	-0.7%	—	—%
Impact of change to state blended rate	—	—%	(144)	-12.6%
Other, net	(40)	-0.5%	5	0.5%
Total	$2,844	35.3%	$577	50.3%

Our foreign earnings are considered permanently reinvested and, therefore, we do not have any corresponding deferred taxes for our unremitted earnings.  As of September 30, 2014 and September 30, 2013, we would need to generate approximately $82.5 million and $107.1 million, respectively, of future financial taxable income to realize our deferred tax assets.

As of both September 30, 2014 and December 31, 2013, we provided for a liability of $4.7 million for unrecognized tax benefits related to various federal, foreign and state income tax matters, which was included in long-term deferred tax assets and other long-term liabilities.  If recognized, the entire amount of the liability would affect the effective tax rate.  As of September 30, 2014, we had accrued approximately $2.6 million in other long-term liabilities for potential payment of interest and penalties related to uncertain income tax positions.

NOTE 6—DEBT

Revolving Credit Facility.  As of September 30, 2014, we had $45.0 million outstanding under our Revolving Credit Facility and we were in compliance with all financial and other covenants under the Revolving Credit Facility.  During the nine months ended September 30, 2014, we borrowed $66.0 million on our Revolving Credit Facility and we repaid $44.0 million.  The weighted average interest rates on borrowings were 1.75%.

The Revolving Credit Facility allows for borrowings up to $150.0 million, subject to outstanding standby letters of credit and other restrictions.  The facility has a $75.0 million revolving letter of credit facility and provides access to multi-currency funds.  The Revolving Credit Facility has a maturity date of February 21, 2017.

We are subject to interest rate changes on our LIBOR-based variable interest rate under our Revolving Credit Facility.  As of September 30, 2014, a maximum of $93.7 million was available under our Revolving Credit Facility.  Our ability to borrow this maximum amount is governed by a number of provisions of our Revolving Credit Facility, some of which have the effect of limiting the amount that we can borrow based upon such factors as the Company’s compliance with certain leverage ratios and other financial covenants or the use of the proceeds of the relevant drawdown, in each case as of a particular date or time.  In practice, these provisions of our Revolving Credit Facility mean that we may not be permitted to borrow the full $150.0 million of our Revolving Credit Facility and the amount we are allowed to borrow under our Revolving Credit Facility will likely be materially less than the difference between our actual borrowings and $150.0 million for the foreseeable future.  As of September 30, 2014, we pay an unused line fee of 0.25% pursuant to the terms of our Revolving Credit Facility.

Letters of Credit and Bonds.  In line with industry practice, we are often required to provide letters of credit, surety and performance bonds to customers.  These letters of credit and bonds provide credit support and security for the customer if we fail to perform our obligations under the applicable contract with such customer.

The interest rate on letters of credit issued under the Revolving Credit Facility was 1.50% per annum as of September 30, 2014.  Should we need to borrow additional amounts against the Revolving Credit Facility, we would incur an interest rate of LIBOR or a specified base rate, plus in each case, an additional margin based on our consolidated leverage ratio.  The Revolving Credit Facility includes additional margin ranges on base rate loans between 0.25% and 1.25% and between 1.25% and 2.25% on LIBOR-based loans.  As of September 30, 2014, our outstanding stand-by letters of credit under the facility totaled approximately $11.3 million for our U.S. entities.  Currently, there are no amounts drawn upon these letters of credit.

As of September 30, 2014, we also had outstanding stand-by letters of credit totaling $10.2 million for our non-U.S. entities which were not issued under the Revolving Credit Facility.  Currently there are no amounts drawn upon these letters of credit.

In addition, as of September 30, 2014, we had outstanding surety bonds on projects of approximately $46.3 million.

Deferred Financing Costs.  As of September 30, 2014, we had unamortized deferred financing fees on our Revolving Credit Facility of $1.1 million.  We recognized interest expense associated with deferred fee amortization of $0.2 million for the nine months ended September 30, 2014 and $0.1 million for the nine months ended September 30, 2013.

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

Deltak Claims: By purchase agreement dated August 5, 2011  (the “2011 Purchase Agreement”), we sold substantially all of the assets of our Deltak business unit to Hamon Acquisitions, Inc. (n/k/a Hamon Deltak, Inc.) (an indirect wholly owned subsidiary of Hamon & Compagnie International SA) (the “Buyer”). Under the 2011 Purchase Agreement, we retained certain liabilities relating to the assets sold to the Buyer. The 2011 Purchase Agreement established escrow accounts totaling $7.0 million set aside for contingencies, of which $6.2 million was initially subject to a five year escrow term and $0.8 million was subject to scheduled releases.  We previously recorded $3.1 million in short-term restricted cash and $3.8 million, which was subject to a five year escrow term, was previously recorded in other long-term assets.   During 2013, we received two claims for indemnification from the Buyer in connection with the activities of our Deltak business unit.  Under the terms of the settlement agreement, $0.1 million of the remaining escrow was classified as short-term restricted cash as of December 31, 2013.  As of September 30, 2014, we no longer have any escrow amounts or warranty reserves on our balance sheet related to the sale of Deltak.

Asbestos Cases: A former operating unit of Global Power has been named as a defendant in a limited number of asbestos personal injury lawsuits. Neither we nor our predecessors ever mined, manufactured, produced or distributed asbestos fiber, the material that allegedly caused the injury underlying these actions. The bankruptcy court’s discharge order issued upon emergence from bankruptcy extinguished the claims made by all plaintiffs who had filed asbestos claims against us before that time. We also believe the bankruptcy court’s discharge order should serve as a bar against any later claim filed against us, including any of our subsidiaries, based on alleged injury from asbestos at any time before emergence from bankruptcy. In any event, in all of the asbestos cases finalized post-bankruptcy, we have been successful in having such cases dismissed without liability. Moreover, during 2012, we secured insurance coverage that will help to reimburse the defense costs and potential indemnity obligations of our former operating unit relating to these claims. We intend to vigorously defend all currently active actions, just as we defended the other actions that have since been dismissed, all without liability, and we do not anticipate that any of these actions will have a material adverse effect on our financial position, results of operations or liquidity. However, the outcomes of any legal action cannot be predicted and, therefore, there can be no assurance that this will be the case.

Contingencies: On June 28, 2013, we announced a change in senior leadership in our Nuclear and Energy Services segments.  We subsequently filed a Form 8-K disclosing anticipated separation costs of approximately $0.5 million pursuant to a Separation Agreement relating to this change in leadership. On July 17, 2013, we rescinded the Separation Agreement and therefore have not accrued any of the previously disclosed separation costs in any of the periods presented.

On October 10, 2014, the counterparty to the rescinded Separation Agreement filed a complaint in the U.S. District Court for the Northern District of Georgia against the Company challenging the rescission and seeking the separation payments that the counterparty asserts remain due under the Separation Agreement, plus legal fees and interest.  We believe the complaint is without merit and will take all appropriate steps to protect our interests.

NOTE 8—STOCKHOLDERS’ EQUITY

Dividends:  In May 2012, our Board of Directors approved a quarterly cash dividend policy. The terms of our Revolving Credit Facility limit the amount of cash dividends we can pay and such terms are defined in the Revolving Credit Facility. The following table sets forth certain information relating to the Company’s cash dividends declared to common stockholders of the Company during the nine months ended September 30, 2014:

	Dividend	Dividend	Date of Record for	Dividend Cash
	Declaration Date	per Share	Dividend Payment	Payment Date
Fiscal year 2014:	March 7, 2014	$0.09	March 18, 2014	March 28, 2014
	May 1, 2014	$0.09	June 13, 2014	June 27, 2014
	July 31, 2014	$0.09	September 12, 2014	September 26, 2014

Dividend equivalents equal to the dividends payable on the same number of shares of our common stock were accrued on unvested restricted stock awards. No dividend equivalents are paid on any unvested restricted stock awards that are forfeited prior to the vesting date. Dividend equivalents are paid out in cash at the vesting date on restricted stock awards. A non-cash accrual of $0.2 million for unpaid dividend equivalents for unvested restricted stock awards was included in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2014.

Stock Repurchase Program:  In May 2012, our Board of Directors authorized a program to repurchase up to two million shares of our common stock.  Under this program we repurchased 421,731 shares of common stock.  No shares were repurchased during 2013 or 2014 and the program expired on June 30, 2014.

Foreign Currency Translation:  Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate for the period. Translation adjustments are accumulated and reported as a component of accumulated other comprehensive income. We had foreign currency translation adjustments resulting in unrealized losses of $2.7 million and $3.1million, respectively, for the three months and nine months ended September 30, 2014. We had foreign currency translation adjustments resulting in $0.8 million of unrealized gains for both the three months and nine months ended September 30, 2013.

Stock-Based Compensation: During the three months ended September 30, 2014, we vested 1,243 shares of restricted stock units to employees of which 370 shares were withheld for employee tax liabilities. During the nine months ended September 30, 2014, we vested 92,688 shares of restricted stock units to employees, of which 29,023 shares were withheld for employee tax liabilities.

We granted 3,333 and 114,235 shares of restricted stock awards subject only to service conditions to employees and directors during the three months and nine months ended September 30, 2014, at weighted-average fair value prices per share of $16.48 and $19.57, respectively.  Of the shares granted, 5,000 will vest on December 31, 2014 and 25,278 will vest in equal installments in January 2015, 2016, 2017 and 2018. The remaining 83,957 will vest in equal installments in March 2015, 2016 and 2017.

We granted 3,334 and 93,957 restricted stock awards subject to performance conditions during the three months and nine months ended September 30, 2014, at weighted-average fair value prices per share of $16.48 and $19.77, respectively. Of these, 10,000 performance-based restricted stock awards will vest on December 31, 2014, subject to meeting or exceeding a specified EBITDA target for 2014. The remaining 83,957 performance-based restricted stock awards will cliff vest on March 31, 2017, subject to the achievement of specified levels of operating margin for the period January 1, 2014 through December 31, 2016.  If the minimum target set in the agreement is not met, none of the shares will vest and any compensation expense previously recognized will be reversed.  The actual number of shares that will ultimately vest is dependent on achieving fixed thresholds between the minimum and maximum performance conditions and ranges between 0% and 200% of the number of units originally granted. We recognize stock-based compensation expense related to performance awards based upon our determination of the potential likelihood of achievement of the performance target at each reporting date, net of estimated forfeitures.

We also granted 3,333 and 83,957 market-based restricted stock awards during the three and nine months ended September 30, 2014, respectively, at the weighted average values shown below.  These restricted stock awards will cliff vest on March 31, 2017, subject to the achievement of specified levels of the Company’s total shareholder return (“TSR”) as compared to the Russell 2000 for the period January 1, 2014 through December 31, 2016.  If the minimum target set in the agreement is not met, none of the shares will vest and any compensation expense previously recognized will be reversed.  The actual number of shares that will ultimately vest is dependent on achieving fixed thresholds between the minimum and maximum performance conditions and ranges between 0% and 200% of the number of units originally granted. We recognize stock-based compensation expense related to market based awards based upon our determination of the potential likelihood of achievement of the performance target at each reporting date, net of estimated forfeitures.

We estimate the fair value of our market-based restricted stock awards on the date of grant using a Monte Carlo simulation valuation model. This pricing model uses multiple simulations to evaluate our probability of achieving various stock price levels to determine our expected TSR performance ranking. Expense is only recorded for the number of market-based restricted stock awards granted, net of estimated forfeitures. The assumptions used to estimate the fair value of market-based restricted stock awards granted during 2014 were as follows:

	Three Months Ended	Three Months Ended	Three Months Ended
	September 30,	June 30,	March 31,
	2014	2014	2014
Expected term (years)	2.35	2.75	NA
Expected volatility	31.60%	34.74%	NA
Expected dividend yield	0.00%	0.00%	NA
Risk-free interest rate	0.69%	0.79%	NA
Weighted-average grant date fair value	$15.85	$25.71	NA
Number of Shares Granted	3,333	80,624	—

NOTE 9—SEGMENT INFORMATION

We follow ASC 280—Segment Reporting, to present segment information. We considered the way our management team, most notably our chief operating decision maker, makes operating decisions and assesses performance and considered which components of our enterprise have discrete financial information available. As management makes decisions using a products and services group focus, our analysis resulted in three reportable segments:  the Product Solutions segment, the Nuclear Services segment, and the Energy Services segment.  The Product Solutions segment consists of two product categories:

Auxiliary Products and Electrical Solutions.  Management determined that operating income should be used as the best measure of segment performance.

The accounting policies for our segments are the same as those described in Note 2 to our audited consolidated financial statements as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.  The financial results of the 2013 Acquisitions have been included in their respective segment since their respective acquisition dates.  For all periods presented, we have excluded the results of operations of our discontinued operations.

The following tables present information about segment income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Product Solutions - 3rd Party	$58,010	$54,577	$156,112	$129,401
Product Solutions - Intersegment	366	—	366	—
Product Solutions - Total	58,376	54,577	156,478	129,401
Nuclear Services - 3rd Party	69,188	49,854	167,680	181,302
Nuclear Services - Intersegment	—	483	—	483
Nuclear Services - Total	69,188	50,337	167,680	181,785
Energy Services - 3rd Party	17,930	5,567	40,957	31,970
Energy Services - Intersegment	(15)	(11)	1,328	—
Energy Services - Total	17,915	5,556	42,285	31,970
Intersegment Revenue Eliminations	(351)	(472)	(1,694)	(483)
Consolidated	$145,128	$109,998	$364,749	$342,673

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Depreciation and Amortization: (1)
Product Solutions	$1,580	$1,527	$4,919	$4,035
Nuclear Services	274	235	663	624
Energy Services	623	573	2,151	957
Consolidated	$2,477	$2,335	$7,733	$5,616

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating Income (Loss):
Product Solutions	$2,829	$2,214	$5,611	$(55)
Nuclear Services	4,095	1,404	5,833	5,465
Energy Services	(765)	(1,906)	(3,230)	(3,612)
Consolidated	$6,159	$1,712	$8,214	$1,798

(1)  Depreciation and Amortization for the three months ended September 30, 2014 and 2013 included in cost of sales was $0.5 million and $0.4 million, respectively.  Depreciation and Amortization for the nine months ended September 30, 2014 and 2013 included in cost of sales was $1.3 million and $1.0 million, respectively.

The following table presents information which reconciles segment assets to consolidated total assets:

	As of
	September 30,	December 31,
	2014	2013
Assets:
Product Solutions	$228,919	$232,070
Nuclear Services	95,214	63,897
Energy Services	59,696	49,782
Non allocated corporate headquarters assets	15,127	21,649
Total consolidated assets	$398,956	$367,398

Corporate assets consist primarily of cash and deferred tax assets.

NOTE 10—SUBSEQUENT EVENT

On October 30, 2014, our Board of Directors declared a cash dividend of $0.09 per share of common stock to the holders of record of our common stock as of the close of business on December 12, 2014 to be paid on or about December 26, 2014.

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

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You should consider the areas of risk and uncertainty described above, as well as those discussed in our Annual Report on Form 10-K, as filed with the SEC on March 17, 2014, under the heading “Risk Factors.” Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise and we caution you not to rely upon them unduly.

The following discussion provides an analysis of the results of operations for each of our business segments, an overview of our liquidity and capital resources and other items related to our business. This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Form 10-Q and our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as filed with the SEC on March 17, 2014.

Backlog

Our backlog consists of firm orders or blanket authorizations from our customers. Backlog may vary significantly from reporting period to reporting period due to the timing of customer commitments. The time between receipt of an order and actual completion, or delivery, of our products varies from a few weeks, in the case of inventoried precision parts, to a year or more, in the case of custom designed gas turbine auxiliary products, selective catalytic emission reduction systems (commonly referred to as “SCR”) and other major plant components. We add a booking to our backlog for Product Solutions segment orders when we receive a purchase order or other written contractual commitment from a customer. We reduce Product Solutions segment backlog as revenue is recognized, or upon cancellation.

The maintenance services we provide through our Nuclear Services and Energy Services segments are typically carried out under long-term contracts spanning several years. Capital project awards are typically defined in terms of scope and pricing at the time of contractual commitment from the customer. Upon receipt of a customer commitment, capital project bookings are added to our backlog at full contract value regardless of the time frame anticipated to complete the project. For maintenance contracts for which there is no stated value in the agreement, we estimate the revenue for the initial twelve months and add that amount to our backlog at the time of booking.  We then adjust backlog on a monthly basis to reflect our then current estimates of revenue on a rolling twelve month basis.  Additional work that is not identified under the original contract is added to our backlog when we reach an agreement with the customer as to the scope and pricing of that additional work. Maintenance services and capital project bookings are removed from our backlog as work is performed and revenue is recognized, or upon cancellation or changes to the scope of the work to be performed.

Backlog is not a measure defined by generally accepted accounting principles, and our methodology for determining backlog may vary from the methodology used by other companies in determining their backlog amounts. Backlog may not be indicative of future operating results and projects in our backlog may be cancelled, modified or otherwise altered by our customers.

The following table shows our backlog, by segment, as of the end of the last five quarters:

	September 30,	June 30,	March 31,	December 31,	September 30,
($ in thousands)	2014	2014	2014	2013	2013
Products Solutions	$157,972	$164,963	$187,560	$176,621	$174,907
Nuclear Services	212,097	217,911	174,503	196,674	215,389
Energy Services	46,942	51,768	20,890	17,028	18,105
Total	$417,011	$434,642	$382,953	$390,323	$408,401

Product Solutions Segment.    Equipment backlog was down $7.0 million from last quarter-end and $16.9 million from the same period last year as a result of the timing of closing new contracts.  We recorded an additional $20.5 million of bookings in the week following September 30, 2014.

Nuclear Services Segment. Backlog was down slightly from the second quarter as a result of a $27.8 million increase in revenue recognized in the third quarter as compared to the second quarter of 2014. Bookings in the third quarter of 2014 were $63.4 million.

Energy Services Segment. The decrease in backlog from the second quarter was the result of a large project that was awarded last quarter.  The significant increase in backlog from September 30, 2013 was a result of our strategic expansion in the mid-stream oil and gas market.

Results of Operations

As of January 1, 2013, we changed from reporting on a calendar quarter basis to a fiscal quarter basis utilizing a “modified” 4-4-5 calendar (modified in that the fiscal year always begins on January 1 and ends on December 31).  However, we have continued to label our quarterly information using a calendar convention.  The effects of this practice are modest and only exist when comparing interim period results. The reporting periods and corresponding fiscal interim periods are as follows:

Reporting Interim Period	Fiscal Interim Period
	2014	2013
Three Months Ended March 31	January 1, 2014 to March 30, 2014	January 1, 2013 to March 31, 2013
Three Months Ended June 30	March 31, 2014 to June 29, 2014	April 1, 2013 to June 30, 2013
Three Months Ended September 30	June 30, 2014 to September 28, 2014	July 1, 2013 to September 29, 2013

Our summary financial results for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended				Nine Months Ended
	September 30,		Variance		September 30,		Variance
($ in thousands)	2014	2013	$	%	2014	2013	$	%
Revenue
Product Solutions	$58,010	$54,577	3,433	6.3	$156,112	$129,401	26,711	20.6
Nuclear Services	69,188	49,854	19,334	38.8	167,680	181,302	(13,622)	(7.5)
Energy Services	17,930	5,567	12,363	222.1	40,957	31,970	8,987	28.1
Consolidated	145,128	109,998	35,130	31.9	364,749	342,673	22,076	6.4

Cost of Sales
Product Solutions	46,175	41,318	4,857	11.8	122,823	101,623	21,200	20.9
Nuclear Services	58,840	43,439	15,401	35.5	144,567	158,036	(13,469)	(8.5)
Energy Services	15,432	4,515	10,917	241.8	33,938	27,519	6,419	23.3
Consolidated	120,447	89,272	31,175	34.9	301,328	287,178	14,150	4.9
Gross profit	24,681	20,726	3,955	19.1	63,421	55,495	7,926	14.3
Gross profit percentage	17.0%	18.8%			17.4%	16.2%

Selling and marketing expenses	3,008	2,272	736	32.4	7,305	6,957	348	5.0
General and administrative expenses	13,521	14,806	(1,285)	(8.7)	41,454	42,172	(718)	(1.7)
Depreciation and amortization expense	1,993	1,936	57	2.9	6,448	4,568	1,880	41.2
Operating income	6,159	1,712	4,447	259.8	8,214	1,798	6,416	356.8
Interest expense, net	421	207	214	103.4	1,174	483	691	143.1
Other (income) expense, net	(1,200)	164	(1,364)	(831.7)	(1,024)	168	(1,192)	(709.5)
Income from continuing operations before income tax	6,938	1,341	5,597	417.4	8,064	1,147	6,917	603.1
Income tax expense	2,510	312	2,198	704.5	2,844	577	2,267	392.9
Income from continuing operations	4,428	1,029	3,399	330.3	5,220	570	4,650	815.8
Discontinued operations:
Income (loss) from discontinued operations, net of tax	96	273	(177)	(64.8)	(1)	232	(233)	(100.4)
Net Income	$4,524	$1,302	3,222	247.5	$5,219	$802	4,417	550.7

Three and nine months ended September 30, 2014 compared to three and nine months ended September 30, 2013:

Revenue

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in thousands)	2014	2013	$	%	2014	2013	$	%
Product Solutions	$58,010	$54,577	3,433	6.3	$156,112	$129,401	26,711	20.6
Nuclear Services	69,188	49,854	19,334	38.8	167,680	181,302	(13,622)	(7.5)
Energy Services	17,930	5,567	12,363	222.1	40,957	31,970	8,987	28.1
Total	$145,128	$109,998	35,130	31.9	$364,749	$342,673	22,076	6.4

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Product Solutions Segment.   We saw growth in our Auxiliary Products group from increased commercial efforts resulting in a $6.2 million increase in diverters and a $3.2 million increase in inlet systems, partially offset by a $1.6 million decrease in filter house systems due to customer requested timing of deliveries.  In our Electrical Solutions group, our revenues were down $5.4 million due to project timing.

Nuclear Services Segment.   The increase in revenue was primarily the result of our execution of a large fixed price project generating $16.9 million of revenue during the 2014 quarter.

Energy Services Segment.  The increase in revenue was primarily the result of our executing project work in 2014 in the mid-stream oil and gas market.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Product Solutions Segment.  The increase in revenue was driven primarily by the inclusion of a full nine months of IBI revenue in our Electrical Solutions group in 2014 versus three in 2013 (a 19.0 million increase), offset by a $6.2 million decrease in volume due to project timing.  We saw growth in our Auxiliary Products group from increased commercial efforts resulting in an $11.6 million increase in exhaust systems and a $6.6 million increase in diffusers.  These increases were partially offset by a $5.4 million decrease in filter house systems due to customer requested timing of deliveries.  We do not expect a decrease in filter house revenue for the full year 2014 as compared to 2013.

Nuclear Services Segment.   Although the fixed price project noted above generated $18.8 million in the 2014 nine month period, it was insufficient to fully offset the non-recurrence of outage related revenue of $32.5 million from two projects which we recorded in 2013.

Energy Services Segment.  The increase in revenue in 2014 was primarily driven by $13.1 million from the mid-stream oil and gas market project work noted above, an increase of $5.3 million as a result of including Hetsco’s revenue for the full nine months in 2014 versus five in 2013, and general growth in our alliance contracts.  These increases were partially offset by a decrease of $12.0 million in revenue related to a 2013 project which was non-recurring work.

Gross Profit / Margin %

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in thousands)	2014	2013	$	%	2014	2013	$	%
Product Solutions	$11,835	$13,259	(1,424)	(10.7)	$33,289	$27,778	5,511	19.8
Gross Margin %	20.4%	24.3%			21.3%	21.5%

Nuclear Services	$10,348	$6,415	3,933	61.3	$23,113	$23,266	(153)	(0.7)
Gross Margin %	15.0%	12.9%			13.8%	12.8%

Energy Services	$2,498	$1,052	1,446	137.5	$7,019	$4,451	2,568	57.7
Gross Margin %	13.9%	18.9%			17.1%	13.9%

Total Gross Profit	$24,681	$20,726	3,955	19.1	$63,421	$55,495	7,926	14.3

Gross Margin %	17.0%	18.8%			17.4%	16.2%

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Product Solutions Segment.  Excluding the impact of favorable job close-outs from our then newly acquired IBI business in 2013, the 2014 gross margin increased 144 basis points over 2013 as a result of an increase in inlet system margins, fewer sales discounts and higher margins in our aftermarket parts business.

Nuclear Services Segment.  The increase in the gross margin percentage was primarily the result of achieving operational efficiencies on a large, fixed price contract.

Energy Services Segment.  The decrease in the gross margin percentage was the result of revenue mix where a larger percentage of the revenue was derived from lower margin project work.  Additionally, we accrued an additional $0.4 million of losses related to a single, fixed price contract due to scheduling and scope issues which accounted for 223 of the total 500 basis point decline in the gross margin percentage.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Product Solutions Segment.  Gross profit increased $5.5 million as a result of the $26.7 million increase in revenue over the same period last year.  The gross margin percentage for 2014 was consistent with that of 2013.

Nuclear Services Segment.  The increase in the gross margin percentage was primarily the result of achieving operational efficiencies on a large, fixed price contract.

Energy Services Segment.  The increase in the 2014 gross margin percentage is primarily due to the inclusion of an additional $5.3 million of Hetsco revenue, which has higher associated gross margins due to specialty work.  While the gross margin percentage has increased significantly over last year, it was partially offset by a $1.5 million loss recorded in 2014 on a fixed price contract that negatively impacted the gross margin percentage by 366 basis points.  This is expected to be a non-recurring event.

Operating Expenses

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in thousands)	2014	2013	$	%	2014	2013	$	%
Selling and Marketing Expenses	$3,008	$2,272	736	32.4	$7,305	$6,957	348	5.0
General and Administrative Expenses	13,521	14,806	(1,285)	(8.7)	41,454	42,172	(718)	(1.7)
Depreciation and Amortization Expenses	1,993	1,936	57	2.9	6,448	4,568	1,880	41.2
Total	$18,522	$19,014	(492)	(2.6)	$55,207	$53,697	1,510	2.8

Three months and nine months ended September 30, 2014 compared to three months and nine months ended September 30, 2013

Selling and Marketing Expenses

Consolidated selling and marketing expenses include the costs associated with selling and marketing our products and services. Major components of these costs are personnel, sales commissions, sales promotion, advertising, literature, bidding, estimating and trade shows.  The percentage increases in these expenses for the three and nine months ended September 30, 2014 were driven by increased commercial activity that drove increased revenues.

General and Administrative Expenses

Consolidated general and administrative expenses include the costs associated with conducting our business, including general management, compensation and benefits of employees that are not direct costs of active projects, officers and directors, legal and professional fees and other general expenses.  The 2014 decreases are attributable to a number of factors including the positive impact of the non-recurrence of one-time acquisition integration costs incurred in 2013, partially offset by the inclusion of full year-to-date expenses for the 2013 Acquisitions and increases in incentive compensation expenses resulting from improved operational performance.

Depreciation and Amortization Expenses

Depreciation and amortization expense consists primarily of depreciation of fixed assets and amortization of definite-lived intangible assets and excludes amounts included in cost of revenue.  The increase in depreciation and amortization expense for the nine months ended September 30, 2014 was due to the inclusion of expense for our 2013 Acquisitions for the full nine months in 2014 – versus five months of Hetsco expense and three months of IBI expense reflected in the 2013 amount.

Operating Profit (Loss)

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in thousands)	2014	2013	$	%	2014	2013	$	%
Product Solutions	$2,829	$2,214	615	27.8	$5,611	$(55)	5,666	(10,301.8)
Operating Margin %	4.9%	4.1%			3.6%	0.0%

Nuclear Services	$4,095	$1,404	2,691	191.7	$5,833	$5,465	368	6.7
Operating Margin %	5.9%	2.8%			3.5%	3.0%

Energy Services	$(765)	$(1,906)	1,141	(59.9)	$(3,230)	$(3,612)	382	(10.6)
Operating Margin %	-4.3%	-34.2%			-7.9%	-11.3%

Total Operating Income	$6,159	$1,712	4,447	259.8	$8,214	$1,798	6,416	356.8

Operating Margin %	4.2%	1.6%			2.3%	0.5%

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Product Solutions Segment.  Increased revenue in 2014 contributed gross profit of $0.7 million while the gross margin percentage decrease explained above lowered operating profit by $2.1 million, resulting in a net decrease of $1.4 million of gross profit.  The decline in gross profit was offset by a $2.0 million reduction in operating expenses primarily as a result of the non-recurrence of $1.8 million of outside professional services expense related to the 2013 acquisition of IBI.

Nuclear Services Segment.  The 2014 operating profit was favorably impacted by the increase in the aforementioned gross margin percentage.  Operating expenses increased by $1.2 million in 2014 primarily as a result of a $0.9 million increase in salaries and incentive compensation along with a $0.3 million loss on disposal of assets.

Energy Services Segment. The increase in the 2014 operating profit was the result of the improved gross profits of $1.4 million, partially offset by a $0.3 million increase in salaries which resulted from the restructuring related to the separation of the two segments within the Services business during the fourth quarter of 2013.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Product Solutions Segment.  The $5.5 million increase in gross profit accounts almost entirely for the increase in operating profit.  Offsetting the $1.8 million decrease in outside professional services expense related to the 2013 acquisition of IBI were increases in research and development expenses, increased incentive compensation resulting from improved operational performance, and the inclusion of an additional six months of operating expenses related to the 2013 acquisition of IBI.

Nuclear Services Segment.  The 2014 operating margin percentage was favorably impacted by the aforementioned increase in the gross profit percentage in addition to a net $0.6 million decrease in operating expenses.

Energy Services Segment.  The operating profit percentage improved primarily as a result of the improved gross profits.  All but $0.1 million of the total $2.2 million increase in operating expenses is the result of including an additional four months of Hetsco’s general and administrative expenses and depreciation and amortization expense totaling $2.1 million.  The non-recurrence of $1.8 million of Hetsco integration costs was offset by increases in salaries and benefits related primarily to the new divisional structure.

Interest Expense, net

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in thousands)	2014	2013	$	%	2014	2013	$	%
Interest expense, net	$421	$207	214	103.4	$1,174	$483	691	143.1

Interest expense, net consists of interest on outstanding letters of credit, interest on our unused commitment and amortization of debt issuance costs offset by interest income earned on cash balances.  Interest expense, net increased for the three and nine months ended September 30, 2014 compared to the corresponding periods in 2013 primarily due to increased outstanding debt during those periods.

Other (Income) Expense, net

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in thousands)	2014	2013	$	%	2014	2013	$	%
Other (income) expense, net	$(1,200)	$164	(1,364)	(831.7)	$(1,024)	$168	(1,192)	(709.5)

The increases in other (income) expense, net for both the three and nine months ended September 30, 2014 compared to the corresponding periods in 2013 was primarily due to foreign currency exchange rate fluctuations.  The 2014 foreign exchange gains resulted primarily from our European operations holding U.S. dollar denominated cash balances.  The strengthening of the U.S. dollar against the Euro in 2014, but particularly in the quarter ended September 30, resulted in the foreign exchange gains.

Income Tax

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in thousands)	2014	2013	$	%	2014	2013	$	%
Income tax expense	$2,510	$312	2,198	704.5	$2,844	$577	2,267	392.9

Income tax expense for the interim periods is based on estimates of the effective tax rate during the entire fiscal year.  The effective income tax rate is based upon the estimated income during the calendar year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods for settlements of tax audits or assessments and the resolution or identification of tax position uncertainties.

During the three months ended September 30, 2014, we recorded income tax expense of $2.5 million, or 36.2% of pretax income, compared to $0.3 million of income tax expense, or 23.3% of pretax income, in the same period for 2013.  The increase in our effective tax rate was primarily due to the mix of increased revenues in the third quarter of 2014 and the benefit resulting from the change to the state blended rate in the third quarter of 2013, which reduced the effective tax rate by 10.7%.  The effective tax rates for the three months ended September 2014 and 2013 differ from the statutory rates due to U.S. state income taxes and non-deductible expenses, including changes in uncertain tax benefit positions.

During the nine months ended September 30, 2014, we recorded income tax expense of $2.8 million, or 35.3% of pretax income, compared to $0.6 million of income tax expense, or 50.3% of pretax income, in the same period for 2013.  The decrease in our effective tax rate was primarily due to the reduction in non-deductible expenses in the nine months ended September 30, 2014, including the non-deductible acquisition expenses incurred in the nine months ended September 30, 2013.  The effective tax rate in 2013 differs from the statutory rate due to U.S. state income taxes and non-deductible expenses, including non-deductible acquisition expenses and changes in uncertain tax benefit positions.

As of September 30, 2014, we would need to generate approximately $82.5 million of future financial taxable income to realize our deferred tax assets.

Income (Loss) from Discontinued Operations, Net of Tax

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in thousands)	2014	2013	$	%	2014	2013	$	%
Income (loss) from discontinued operations, net of tax	$96	$273	(177)	(64.8)	$(1)	$232	(233)	(100.4)

Income from discontinued operations, net of tax during the three and nine months ended September 30, 2014 and 2013 were fully comprised of the Deltak business unit, divested on August 31, 2011, and consists of costs (and true-ups thereto) incurred on the wind-down of in-process contracts and legal and professional fee expenses.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of September 30, 2014, our operating unrestricted cash and cash equivalents decreased by $3.2 million to $10.7 million from $13.9 million as of December 31, 2013.  The operating cash balance of $10.7 million as of September 30, 2014 consisted of $0.2 million of cash held in U.S. bank accounts and $10.5 million of cash held in non-U.S. bank accounts.  In general, the cash held in non-U.S. bank accounts is not available to fund U.S. operations.  Our principal use of cash is to pay for our customer contract related material, labor and subcontract labor, operating expenses, capital assets, and quarterly cash dividends. We fund our business objectives, operations, and expansion of our operations through net cash flows from operations and draws against our Revolving Credit Facility. At September 30, 2014, we had $10.7 million in cash and cash equivalents and a maximum of $93.7 million available under our Revolving Credit Facility that can be used, along with normal cash flows from operations, to fund any unanticipated shortfalls in future cash flows.

Restricted Cash

The restricted cash balance of $0.1 million as of December 31, 2013 was maintained in accordance with the Deltak sale agreement. The related escrow was a funding mechanism for the settlement of warranty claims and other possible contractual claims. During the three months ended September 30, 2014, the warranty claims related to Deltak were resolved and the escrow accounts released.

Revolving Credit Facility

Effective December 17, 2013, we exercised our rights under the accordion feature pursuant to and in accordance with the terms of the Revolving Credit Facility and increased the revolving credit commitments available to us under the Revolving Credit Facility from $100.0 million to $150.0 million, subject to certain customary conditions set forth in the Revolving Credit Facility.  All other terms of the Revolving Credit Facility remain unchanged.

As of September 30, 2014, we had $45.0 million outstanding under our Revolving Credit Facility which was recorded as a long-term liability on our unaudited condensed consolidated balance sheet as of September 30, 2014.  As of September 30, 2014, we were in compliance with all financial and other covenants under the Revolving Credit Facility.  During the nine months ended September 30, 2014, we borrowed $66.0 million on our Revolving Credit Facility and we repaid $44.0 million.  The weighted average interest rate on borrowings was 1.75%.

The Revolving Credit Facility, while structured to support strategic growth initiatives and provide flexibility regarding return on capital alternatives, includes affirmative and negative covenants, including customary limitations on securing additional debt and liens and restrictions on transactions and payments as well as the following two financial covenants:

•

Our maximum consolidated leverage ratio cannot exceed specified limits. For these purposes, our consolidated leverage ratio on any date is the ratio of our consolidated funded indebtedness to our consolidated EBITDA for the four most recent quarters. We define EBITDA as net income (loss) plus interest expense, net of interest income, income taxes, stock-based compensation, and depreciation and amortization expense.

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

For these purposes, a change of control will occur if any one person or group obtains control of more than 25% ownership, unless they were an investor on February 21, 2012, in which case the ownership percentage would need to be more than 40% for a change of control to occur, or if continuing directors cease to constitute at least a majority of the members of our Board of Directors.

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

As of September 30, 2014, a maximum of $93.7 million was available under our Revolving Credit Facility.  Our ability to borrow this maximum amount is governed by a number of provisions of our Revolving Credit Facility, some of which have the effect of limiting the amount that we can borrow based upon such factors as the Company’s compliance with certain leverage ratios and other financial covenants, or the use of the proceeds of the relevant drawdown, in each case, as of a particular date or time period.  These provisions in our Revolving Credit Facility mean that we may not be permitted to borrow the full $150.0 million of our Revolving Credit Facility and the amount we are permitted to borrow will likely result in our borrowing capacity under our Revolving Credit Facility being materially less than the difference between our actual borrowings and $150.0 million for the foreseeable future.  We pay an unused line fee of 0.25% pursuant to the terms of our Revolving Credit Facility.

Letters of Credit and Bonds

In line with industry practice, we are often required to provide letters of credit, surety and performance bonds to customers.  These letters of credit and bonds provide credit support and security for the customer if we fail to perform our obligations under the applicable contract with such customer.  The interest rate on letters of credit issued under the Revolving Credit Facility letter of credit was 1.50% per annum as of September 30, 2014.  Should we need to borrow additional amounts against the Revolving Credit Facility, we would incur an interest rate of LIBOR or a specified base rate, plus in each case, an additional margin based on our consolidated leverage ratio.  The Revolving Credit Facility includes additional margin ranges on base rate loans between 0.25% and 1.25% and between 1.25% and 2.25% on LIBOR-based loans.

As of September 30, 2014, our outstanding stand-by letters of credit totaled approximately $11.3 million for our U.S. entities and $10.2 million (U.S. dollars) for non-U.S. entities.  Currently, there are no amounts called upon these letters of credit.  In addition, as of September 30, 2014, we had outstanding surety bonds on projects of approximately $46.3 million.

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

Working Capital

Working capital represents total current assets less total current liabilities. At September 30, 2014, our working capital increased by $29.0 million, or 26.8%, to $137.4 million from $108.4 million at December 31, 2013. Working capital has increased primarily as a result of increases in accounts receivable from late quarter billings and costs in excess of billings resulting from our backlog that is currently scheduled to ship in the last quarter of 2014.

Net Cash Flows

Discontinued Operations

Cash flows provided by operating activities included operating cash flows from discontinued operations of less than $0.1 million during each of the nine months ended September 30, 2014 and 2013.

Our net consolidated cash flows consisted of the following, for the nine months ended September 30:

	Nine Months Ended September 30,
($ in thousands)	2014	2013
Statement of cash flow data:
Cash flows provided by (used in):
Operating activities	$(16,626)	$19,796
Investing activities	(1,778)	(53,926)
Financing activities	16,707	33,790
Effect of exchange rate changes on cash	(1,512)	731
Change in cash and cash equivalents	$(3,209)	$391

Our operating, investing, financing activities and effect of exchange rate changes are described in more detail below.

Operating Activities

For the nine months ended September 30, 2014 and 2013, net earnings adjusted for non-cash activities used cash of $16.6 million and provided cash of $19.8 million, respectively.  The significant usage of cash in 2014 was related to a $21.4 million increase in Accounts Receivable that resulted from revenue being billed in close proximity to the September 30, 2014 balance sheet date in addition to a $22.0 million usage of cash related to an increase in Costs in Excess of Billings.  The Costs in Excess of Billings amount increases as additional projects are placed into the production cycle as we are typically precluded from making progress billings in the Product Solutions segment.

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

Investing Activities

During the nine months ended September 30, 2014 and 2013, we used a net of $1.8 million and $53.9 million, respectively, to purchase capital assets.  A use of cash of $50.3 million paid for the 2013 Acquisitions occurred during the nine months ended September 30, 2013.

Financing Activities

During the nine months ended September 30, 2014, we used cash to pay dividends of $4.7 million and $0.6 million to repurchase stock-based awards for payment of employees’ statutory taxes due on stock-based compensation, while our net borrowings under our Revolving Credit Facility during the period provided $22.0 million in cash.

During the nine months ended September 30, 2013, cash flow provided primarily consisted of $40.0 million of net borrowings under our Revolving Credit Facility, partially offset by cash used to pay dividends of $4.7 million and $1.5 million to repurchase stock-based awards for payment of employees’ statutory taxes due on stock-based compensation.

Effect of Exchange Rate Changes on Cash

For the nine months ended September 30, 2014 and 2013, the effect of exchange rate changes decreased cash by $1.5 million and increased cash by $0.7 million, respectively, primarily resulting from fluctuations in the Euro against the U.S. Dollar.

Dividend and Stock Repurchases

In May 2012, our Board of Directors approved a dividend policy related to our common stock. On July 31, 2014, the Board declared a dividend of $0.09 per share for shareholders of record as of the close of business on September 12, 2014.  The Company paid $1.6 million for this dividend on September 26, 2014.  The Company has paid $4.7 million in dividends during the nine months ended September 30, 2014.

Additionally, in May 2012, our Board of Directors authorized a program to repurchase up to two million shares of our common stock.  Under this program we repurchased 421,731 shares of common stock.  No shares were repurchased during 2013 or 2014 and the program expired on June 30, 2014.

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

As of September 30, 2014, we had a contingent liability for issued and outstanding stand-by letters of credit, generally issued to secure performance on customer contracts. As of September 30, 2014, our outstanding stand-by letters of credit totaled approximately $11.3 million for our U.S. entities and $10.2 million (U.S. dollars) for non-U.S. entities.  Currently there are no amounts drawn upon these letters of credit.  In addition, as of September 30, 2014, we had outstanding surety bonds on projects of approximately $46.3 million.  Our subsidiaries provide financial guarantees for certain contractual obligations in the ordinary course of business. As of September 30, 2014, the balance of these financial guarantees was no greater than $34.0 million.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. Part II Item 7 of our Annual Report on Form 10-K, filed with the SEC on March 17, 2014, addressed the accounting policies and related estimates that we believed were the most critical to understanding our consolidated financial statements, financial condition and results of operations and those that require management judgment and assumptions, or involve uncertainties.  We did not have a significant change to the application of our critical accounting policies and estimates during the first nine months of 2014.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

We may be exposed to market risk through changes in interest rates and foreign currency exchange fluctuations. We have established policies to monitor and control these market risks.

Foreign Exchange Rate Risk

We operate in a number of international areas and are involved in transactions denominated in currencies other than the U.S. dollar, which exposes us to foreign currency exchange rate risk. We have from time-to-time used derivative instruments to hedge our foreign currency transactions.  As of September 30, 2014, we have entered into a foreign currency forward contract to hedge one U.S. Dollar denominated customer contract being performed by our European operations.  This contract will allow us to receive €3.2 million in exchange for $4.3 million (1.3266 $/€) on August 31, 2015. We do not hold or issue foreign currency forward contracts, option contracts or other derivative financial instruments for speculative purposes.

Interest Rate Risk

Our primary market risk exposure is volatility of interest rates, primarily in the U.S. We are subject to interest rate changes on our LIBOR-based variable interest rate under our Revolving Credit Facility. As of September 30, 2014, we had $45.0 million outstanding on our Revolving Credit Facility. During the nine months ended September 30, 2014, we borrowed $66.0 million and repaid $44.0 million on our Revolving Credit Facility.

Interest Rate Sensitivity

Based on the level of borrowings outstanding as of September 30, 2014, a 50 basis point fluctuation in short-term interest rates would have a $0.2 million impact on our expected pre-tax income on an annual basis.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.Legal Proceedings.

The information included in Note 7—Commitments and Contingencies to the unaudited Condensed Consolidated Financial Statements in this Form 10-Q is incorporated by reference into this Item.

Item 1A.Risk Factors.

There were no material changes to our risk factors from those reported in our Annual Report on Form 10-K as filed with the SEC on March 17, 2014.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There have been no unregistered sales of equity securities during the period covered by this Form 10-Q.

Issuer Purchases of Equity Securities

The following table presents information regarding our repurchases of shares of our common stock (or vested stock award shares withheld to pay the associated employee income taxes) on a monthly basis during the third quarter of 2014.

			Total Number of Shares	Maximum Number of
	Total Number of		Purchased as Part of a	Shares That May Yet
	Shares	Average Price	Publicly Announced	Be Purchased Under
Period	Purchased(1)	Paid Per Share	Plan(2)	the Plan(2)
June 30 - July 31, 2014	112	$16.04	—	—
August 1 - 31, 2014	258	$15.39	—	—
September 1 - 28, 2014	—	$—	—	—
Total	370	$15.59	—	—

(1)

Total number of shares purchased during the third quarter of 2014 were not purchased pursuant to a publicly announced plan, but rather were surrendered by employees to satisfy statutory minimum tax withholding obligations in connection with the vesting of restricted stock awards issued to them under our stockholder-approved long-term incentive plan.

(2)

In May 2012, our Board of Directors authorized a program to repurchase up to two million shares of our common stock.  Under this program we repurchased 421,731 shares of common stock.  No shares were repurchased during 2013 or 2014 and the program expired on June 30, 2014.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

Exhibit	Description

10.1	Form of Global Power Equipment Group Inc. Restricted Share Unit Agreement.*

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL POWER EQUIPMENT GROUP INC.

Date: October 30, 2014	By:	/s/ Raymond K. Guba
Raymond K. Guba,
Senior Vice President and Chief Financial Officer As a duly authorized officer of the Registrant and as principal accounting officer.