Form 10-K
period 2014-12-31
GLOBAL POWER EQUIPMENT GROUP INC.
filed 2015-03-09
CIK 1136294

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission File No. 001‑16501

Global Power Equipment Group Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	73‑1541378 (I.R.S. Employer Identification No.)

400 E. Las Colinas Blvd., Suite 400

Irving, TX 75039

(Address of registrant’s principal executive offices and zip code)

Registrant’s telephone number, including area code: (214) 574‑2700

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class to be so registered	Name of each exchange on which each class is to be registered
Common Stock, par value $0.01 per share	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act. Yes ☐  No ☒

As of June 27, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, 16,990,175 shares of our publicly traded common stock held by non‑affiliates were outstanding with an aggregate market value of approximately $274 million (based upon the closing price on June 27, 2014 of $16.15 per share).

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒  No ☐

As of March 4, 2015, there were 17,169,871 shares of common stock of Global Power Equipment Group Inc. outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the registrant’s 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of the Form 10‑K to the extent stated herein. The Proxy Statement or an amended report on Form 10‑K will be filed within 120 days of the registrant’s year ended December 31, 2014.

Statements we make in this Annual Report on Form 10‑K that express a belief, expectation or intention or otherwise are not limited to recounting historical facts are forward‑looking statements.  These forward‑looking statements are subject to various risks, uncertainties and assumptions, including those noted under the headings “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” in Items 1 and 1A of this Annual Report on Form 10‑K.

Cautionary Statement Regarding Forward‑Looking Statements

This Annual Report on Form 10‑K and its exhibits contain or incorporate by reference various forward‑looking statements that express a belief, expectation or intention or are otherwise not statements of historical fact.  Forward‑looking statements generally use forward‑looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast” and other words that convey the uncertainty of future events or outcomes.  Forward‑looking statements include information concerning possible or assumed future results of our operations, including the following:

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

These forward‑looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, including unpredictable or unanticipated factors that we have not discussed in this Annual Report on Form 10‑K.  Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by the forward‑looking statements.

In light of these risks, uncertainties and assumptions, the events described in the forward‑looking statements might not occur or might occur to a different extent or at a different time than we have described.  You should consider the areas of risk and uncertainty described above, as well as those discussed under “Item 1A—Risk Factors” in this Annual Report on Form 10‑K.  Except as may be required by applicable law, we undertake no obligation to update or revise any forward‑looking statements, whether as a result of new information, future events or otherwise and we caution you not to rely upon them unduly.

Part I

Item 1.  Business.

Overview

Global Power Equipment Group Inc. and its wholly owned subsidiaries (“Global Power,” “we,” “us,” “our,” or “the Company”) are comprehensive providers of custom engineered equipment, and modification and maintenance services for customers in the energy, infrastructure and process and industrial segments.  Our customers are in and outside the United States (“U.S.”) in both developed and emerging economies.

We design, engineer and manufacture a comprehensive range of gas and steam turbine auxiliary products, control houses and generator enclosures primarily used to enhance the efficiency and facilitate the operation of gas turbine power plants, sub‑base and stand‑alone tanks meeting UL listings UL142, UL2085 and ULC‑S 601 and for other industrial, energy and power‑related applications.  With a strong competitive position in our product lines due to our technology, skilled work force and experience, we benefit from a large installed base of equipment throughout the world.

We provide on‑site specialty modification and maintenance services, outage management, facility upgrade services, specialty repair, brazed aluminum heat exchanger repair and maintenance, and other industrial and safety services to nuclear, fossil‑fuel, industrial gas, and liquefied natural gas, petrochemical and other industrial operations in the U.S.  We have the capability to combine our services and equipment resources to offer turn‑key solutions for aftermarket repair applications for the North American gas turbine power generation, process and cogeneration markets.

Through predecessor entities, we have over 50 years of experience providing custom engineered products that are critical for the operation of gas turbine power plants and more than 32 years of experience providing complex outage shutdown services to operators of nuclear power plants, and other industrial maintenance services.

We use the Braden, Consolidated Fabricators, Williams, Koontz‑Wagner, IBI Power, TOG Manufacturing and Hetsco trade names and the logos for each of those businesses and for Global Power.  These trade names and logos are the property of Global Power.  Product names and company programs appearing throughout this Annual Report on Form 10‑K in italics are trademarks of Global Power.  This Annual Report on Form 10‑K also may refer to brand names, trademarks, service marks and trade names of other companies and organizations, and these brand names, trademarks, service marks and trade names are the property of their respective owners.

Global Power was incorporated in 2001 under the laws of the State of Delaware, at which time it became the successor to GEEG Holdings, LLC which was formed as a Delaware limited liability company in 1998.  We and all of our U.S. subsidiaries filed voluntary Chapter 11 petitions under the United States Bankruptcy Code on September 28, 2006 and successfully emerged from bankruptcy pursuant to an approved Plan of Reorganization on January 22, 2008.  Upon emergence, we issued 5,266,885 shares of our new common stock to pre‑petition equity holders in exchange for stock held before the bankruptcy.  On that same date, pursuant to a rights offering, a private placement and related backstop, and our Management Incentive Co‑Investment Plan, we issued an additional 9,589,138 shares of our new common stock in exchange for $72.5 million in new capital.  The applicable price of our common stock in the rights offering was $7.65 per share.  As part of the plan, we also entered into a $150.0 million Credit Facility (the “Previous Credit Facility”).  In June 2011, we received a court order for final decree closing the Chapter 11 Filing.

Segments

In determining our reportable segments in accordance with ASC 280, Segment Reporting (“ASC 280”), we concluded that we have three reportable segments: Product Solutions, Nuclear Services, and Energy Services.  Financial information about our segments (including backlog data and geographical sales information) is presented in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and Note 18 – Segment Information included in the notes to our consolidated financial statements included in this Annual Report on Form 10-K beginning on page F-39.

•	Our Product Solutions reportable segment is comprised of two operating segments: Electrical Solutions and Auxiliary Products.

o

The Electrical Solutions operating segment is comprised of Koontz‑Wagner Custom Controls Holdings, LLC (“Koontz‑Wagner”), including, following its merger with and into Koontz‑Wagner (the “Merger”), the former operations of IBI, LLC (“IBI Power” or “IBI”).  This operating segment focuses on custom engineering and manufacturing control house systems, generator enclosures, and industrial tanks for the energy, oil and gas and electrical industries.

o

Our Auxiliary Products operating segment is comprised of Braden Manufacturing, L.L.C. (“Braden”), Consolidated Fabricators (“CFI”), and TOG Manufacturing Company, Inc. (“TOG”).  This operating segment focuses on filter houses, inlet and exhaust systems, diverter dampers, selective catalytic emission reduction systems (commonly referred to as “SCR”), auxiliary control skids, specialty machined parts and other products associated with the historic Braden business.

•

Our Nuclear Services segment is comprised of the operations of Williams Plant Services, LLC and Williams Specialty Services, LLC (together, the “Williams business”).  Our Nuclear Services segment is focused on the nuclear maintenance and specialty services business of our historic Williams business.

•	Our Energy Services segment is comprised of Hetsco, Inc. (“Hetsco”) and Williams Industrial Services, LLC. 2

Our Energy Services segment is focused on providing mission critical brazed aluminum heat exchanger repair, maintenance, and safety services to the industrial gas, liquefied natural gas and petrochemical industries and maintenance and specialty services to the industrial and fossil fuel business of our historic Williams business.

Market Overview

Gas Turbine Power Generation, Process and Cogeneration Market.  All gas turbine power plants combine a gas turbine with a generator to produce electricity.  In a simple cycle gas turbine plant, the hot exhaust coming out of the gas turbine is vented to the atmosphere through an exhaust stack.  In a combined cycle plant, the hot exhaust coming out of the gas turbine is fed into a heat recovery steam generator (commonly referred to as an “HRSG”).  The HRSG captures much of the heat from the gas turbine exhaust to generate steam, which in turn is used to power a steam turbine and generate more electricity before the exhaust is vented into the atmosphere.  We manufacture products that are critical components of both simple cycle and combined cycle plants, including package control houses, cabinets and skids (commonly referred to as balance of plant hardware), filter houses, inlet and exhaust systems and turbine and generator components.  We also engineer and manufacture specialized diverter dampers that are used in some combined cycle plants between the gas turbines and the HRSG.

We believe manufacturers of equipment and components supporting gas turbine power plants are well positioned to benefit from the need for new or more efficient power generation infrastructure.  The advantages of power generation plants utilizing gas turbine technologies versus other technologies include:

•	lower construction costs;

•	shorter construction periods;

•	improved operating efficiency;

•	lower emissions of CO2;

•	minimal other environmental impact;

•	flexibility to expand plant capacity;

•	smaller geographical footprint;

•	rapid start‑up and shutdown time; and

•	improved maintenance cycles.

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

Although there has been a significant recent decline in the price of oil, the U.S. Energy Information Administration (“the EIA”) is forecasting a slight rebound in oil prices beginning in 2015 with a stronger increase in 2016.  Along with the rebound in prices, the EIA is forecasting U.S. domestic crude oil production in 2016 to be 9.5 million barrels per day – which is close to the highest annual average level of production in U.S. history (9.6 million barrels per day in 1970).  Additionally, the EIA has forecast that the lower expected prices of natural gas in 2015 will contribute to a 5.5% increase in the consumption of natural gas for power generation.

As such, we believe the high utilization rates of these facilities will also drive an increase in service and repair opportunities.

Industrial Services Industry and Market.  The U.S. industrial services industry is a multi‑billion dollar industry broadly defined as routine modification, maintenance and technical services provided to industrial facilities ranging from manufacturing facilities to power generation plants.  The industry continues to benefit from a shift towards outsourcing as plant operators seek to alleviate financial constraints, reduce labor costs, increase labor utilization and productivity and eliminate operational redundancies.

We expect that power industry demand for these services will be driven by the following factors in the future:

•

Aging Infrastructure Maintains Constant Demand for Plant Maintenance.  According to the U.S. Department of Energy’s (“DOE”) Energy Information Administration, more than half of the electrical generating capacity in the U.S. was placed in service before 1980.  Coupled with the relatively limited number of large scale power generation facilities being constructed in the U.S., the efforts to maintain older plants of all types and take advantage of newer and more efficient technologies at existing sites provide opportunities for companies providing these services.  A large number of simple cycle gas turbines was installed for peaking capacity.  With the low price of gas, it is more economical to run the plants more often thus driving the demand for conversions of these plants to combined cycle technology.  Further,  the 102 nuclear reactors that have been in operation in the U.S.for more than 30 years require extensive ongoing engineering and maintenance services to support operations and improve performance.  Nuclear power plants in the U.S. are subject to a rigorous program of U.S. Nuclear Regulatory Commission (the “NRC”) oversight, inspection, preventive and corrective maintenance, equipment replacement and equipment testing.  Nuclear power plants are required by the NRC to go offline to refuel at intervals of no more than 24 months and to perform condition monitoring and preventive maintenance during every refueling outage.  Initially, commercial nuclear power plants in the U.S. were licensed to operate for 40 years, reflecting the amortization period generally used by electric utility companies for large capital investments.  In 2000, the NRC issued the first license renewal for a nuclear power plant, extending its license for an additional 20 years.  As of June 2013, the NRC had extended the licenses of 73 reactors.  In all, about 90 reactors are expected to operate for 60 years, with owners undertaking an increase in modification, maintenance and construction capital projects to upgrade these facilities.

•

International Growth, in particular, China, Russia and the Middle East.  China continues to see new plant construction on the rise and led all other markets with respect to the number of gas turbines ordered through the first three quarters of 2014.  In addition, our Products business has seen an increase in demand for China fabricated products for installation in China, as well as other areas throughout Southeast Asia.  The 2015 forecast for growth in China remains strong.  In 2014, Saudi Arabia was third behind the U.S. in terms of number of gas turbines ordered in the same period, with Russia just behind Saudi Arabia.  The overall number of projects in the Middle East is continuing to rise, including plant upgrades and conversion from simple cycle to combined cycle technology.  Among the factors driving this increase in gas turbines is the operational flexibility, short construction time and the major original equipment manufacturers (“OEMs”) have developed CCGT technology to exceed 60 percent efficiency.

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

•

New Nuclear Reactor Construction.  Currently, there are five new nuclear reactors at two sites in the early stages of construction or being re‑commissioned in the U.S.  Our Nuclear Services segment is involved in each of these projects at varying levels.  We are one of three contractors with a qualified and audited Nuclear Quality Assurance‑1 (“NQA‑1”) Program which is required to perform contract services at the new build reactors.

In addition, we are one of a limited number of companies qualified to perform comprehensive services in U.S. nuclear power plants under rules issued by the NRC.  Under these rules, owners of nuclear facilities must qualify contractors by requiring the contractors to demonstrate that they will comply with NRC regulations on quality assurance, reporting of safety issues, security and control of personnel access and conduct.  With respect to capital project work, we may either be engaged as a general contractor or, alternatively, subcontract our services to full‑scope engineering, procurement and construction contractor (“EPC”) firms.  We maintain good relationships with those firms that may be engaged to manage the full scope of the new operations as well as with the end customers who often specifically request that we provide certain aspects of a particular project based on their experience with us.

Industrial Gas and Natural Gas Markets.  Industrial gases are used in a variety of end‑markets.  The global industrial gas market is projected to grow, which is being driven by emerging markets and energy demand.  In addition, natural gas demand is expected to grow, particularly from feedstock chemical manufacturers and LNG processors.  We believe that a larger, installed base and higher utilization of brazed aluminum heat exchangers and related equipment will lead to an increase in demand for our repair, maintenance and safety services and that a greater level of infrastructure will lead to an increase in demand for our fabrication, construction and safety services.

Business Strategy

Our growth strategy is to build a market leadership position in our targeted segments by utilizing our strong brands and application expertise while continuing to invest in new products and services.  Our strategic imperatives are:  leveraging our expertise in the natural gas market, investing in growth, localizing in emerging markets, delivering base business performance and, most importantly, building our team to execute.

We will continue expanding our gas turbine offerings with our utility customers, leverage our expertise to expand our product solutions in the industrial turbine segment and make local investments in emerging markets to support our customers.  We will continue to invest in adjacent technologies such as gas separation, cleaning/air quality and industrial heat transfer.  The Energy Services segment will continue to broaden its offerings by expanding aftermarket services and parts to improve customers’ reliability and efficiency.  We will continue to leverage the success of our Nuclear Services contract labor business by expanding into more traditional energy production and natural gas.

Our financial goals are to double our revenues and our operating margin during the next two to four years through organic growth initiatives and acquisitions.  In order to achieve these goals, we are transforming the way we do business through the following actions:

•	Moving from a product‑based to solutions‑oriented organization;

•	Expanding margins through alignment of our manufacturing footprint;

•	Being a customer‑centric organization;

•	Improving processes to deliver quality products and services consistently and on time for our customers; and

•	Implementing an operating structure that flattens the organization allowing us to be closer to our customer and adjust faster to changing market conditions.

Product Solutions Segment

Our Product Solutions segment designs, engineers and manufactures two primary product categories, Auxiliary Products and Electrical Solutions, for the worldwide power generation and cogeneration, oil and gas process and industrial markets.  Our principal customers are utility‑scale gas turbine, distributed power, switchgear and large drives OEMs, Owner/Operators (including Oil & Gas Midstream), Electric Utilities and EPC firms as well as providers and distributors of backup and distributed power.  We also provide precision parts, replacement parts, filter elements and aftermarket retrofit equipment to both OEMs and end users.  Our products are critical to the efficient operation of gas turbine power plants and steam turbine systems and are custom engineered to meet customer‑specific requirements.

Gas Turbine Auxiliary Products.  Our technical and engineering capabilities enable us to design and manufacture what we believe are among the broadest ranges of gas turbine power plant and other power‑related equipment to meet each customer’s specific performance requirements.  We provide the following comprehensive range of products critical to the operation of gas turbine power plants:

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

•	Selective Catalytic Emission Reduction Systems (“SCR”). SCR systems are used in simple cycle gas turbine facilities and are focused on removing oxides of nitrogen and carbon monoxide from exhaust gas.

•

(PCH) Control Houses.  (PCH) control houses are comprised of fabricated metal buildings to house electrical power and control equipment, namely switchgear, motor control centers, variable frequency drives, and utilities for the gas turbine Power Generation, Oil and Gas, Utility and Renewables market segments.

•

Generator Enclosures and Sub‑Base Tanks.  Generator enclosures are sound-attenuated, acoustical buildings fabricated from metal and sound dampening materials to meet site sound requirements.  The enclosures are used to house both prime and standby diesel/natural gas generators that range from 30KW ‑ 4000KW in a wide range of environments from desert to arctic.  Offered are sub‑base and stand‑alone tanks meeting UL listings UL142, UL2085 and ULC‑S 601.

The contracts under which we sell our products are generally fixed‑price contracts, most of which are “lump sum bid” contracts.  Under lump sum bid contracts, we bid against other contractors based on customer or project specifications.  A significant portion of our Product Solutions segment project destinations are outside of the U.S.

Supply Chain Structure.  We fabricate our equipment through a combination of in‑house manufacturing at our own facilities in the U.S. and Mexico and outsourced manufacturing in other countries around the world.  Our network of high‑quality international manufacturing partners, located in more than 20 countries, allows us to manufacture equipment worldwide and maintain a competitive cost structure.  Outsourcing the majority of our gas turbine auxiliary product manufacturing enables us to meet increasing demand without being restricted by internal manufacturing capacity limitations and also reduces our capital expenditure requirements.  Our employees work closely with our international manufacturing partners to supervise the fabrication of our products at their facilities to ensure high levels of quality and workmanship.  Our use of manufacturing facilities around the world, whether our own or those of our manufacturing partners, allows us to respond to the particular sourcing initiatives of our customers, whether those initiatives call for global sourcing or for localized supply content.  While we generally have proven, long‑term relationships with our subcontractors, we also routinely search for additional fabricators to enhance our ability to manufacture equipment at the lowest cost while maintaining high‑quality standards and on‑time delivery.

We maintain exclusivity agreements with respect to power generation auxiliary products with key third‑party fabricators for OEMs.  We conduct regular quality audits of our fabricators and maintain staff onsite.  Fabricators can take one to several years to qualify and meet international standards and it can take one to two years to bring a new fabricator online for OEM products.  We work with our international manufacturing partners to maintain their OEM certification and approved vendor status.

Nuclear Services and Energy Services Segments

Both our Nuclear Services and Energy Services segments provide a comprehensive range of modification, maintenance and construction support services for nuclear power plants, with respect to the Nuclear Services segment, and a wide range of utilities and industrial customers, including fossil‑fuel, industrial gas, liquefied natural gas, petrochemical and other industrial operations, with respect to the Energy Services segment.  We provide these services in a general contracting capacity where we manage multiple subcontractors in some cases and in other cases we are retained as a subcontractor on the project.  Both our Nuclear and Energy Services segments primarily service U.S. based plants and perform tasks designed to improve or sustain operating efficiencies.  A portion of the Energy Services segment generates revenues from off‑shore repairs of installed aluminum heat exchangers, primarily in the Middle East, Africa and Asia.

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

•	Decontamination, Decommissioning and Demolition. We are at the forefront of nuclear decontamination, 6 decommissioning and demolition projects in the U.S., with experience performing major projects for both the commercial nuclear industry and the U.S. Department of Energy.  Our Williams business utilizes proven methods to provide the safest, most cost‑effective means to preserve and recover components and physical resources while minimizing personnel exposures.

Specific Services by Energy Services Segment:

•

Fossil‑fuel, Industrial Gas, Liquefied Natural Gas, and Petrochemical Operations Modification and Construction.  We provide routine maintenance, repair and capital project services designed to extend plant life cycles.

•	Specialty Welding Services. We provide the following specialty services to manufacturers and users of aluminum heat exchangers:

•

Brazed Aluminum Heat Exchanger Repair, Maintenance, and Safety Services.  We routinely perform on‑site or in‑situ repairs and associated mechanical and safety support services to users of aluminum heat exchangers used in air separation and gas or liquid processing applications.

•	Fabrication. We have the demonstrated capability to fabricate and assemble complete process systems into integrated solutions for the air and gas processing industries.

Common Services by both our Nuclear Services and Energy Services Segments:

•	Industrial Painting and Coatings. We perform cleaning, surface preparation, coatings application, quality control and inspection testing on major coating projects.

•	Insulation. We provide a variety of industrial insulation services, primarily in process‑piping installations. These services are commonly packaged with industrial coating projects.

•

Asbestos and Lead Abatement.  We provide abatement services for the removal of asbestos and removal of heavy metal based coatings such as lead paint.  We do not take ownership of hazardous materials and do not assume responsibility for the liability associated with the materials other than for our actions meeting applicable statutory and regulatory requirements.

•	Roofing Systems. We routinely replace, repair and upgrade industrial facility roofing systems, including at pulp and paper manufacturing facilities and nuclear power plant locations.

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

Our Nuclear Services segment contracts for approximately 80% of the services it provides on a cost‑plus basis under contracts that provide for reimbursement of costs incurred plus an amount of profit in the form of a mark‑up.  It contracts for approximately 20% of the services it provides on a fixed‑price basis.  Our Energy Services segment contracts are split approximately 40/60 between cost-plus and fixed-price contracts, respectively.

We bid against other contractors based on customer specifications.  Fixed‑price contracts present certain inherent risks, including the possibility of ambiguities in the specifications received, problems with new technologies and economic and other changes that may occur over the contract period.  Alternatively, because of efficiencies that may be realized during the contract term, fixed‑price contracts may offer greater profit potential than cost‑ plus contracts.

Customers, Marketing and Seasonality

Product Solutions.  Our Product Solutions segment customers are utility‑scale gas turbine, distributed power,

switchgear and large drives OEMs, Owner/Operators (including Oil and Gas Midstream), Electric Utilities and EPC firms as well as providers and distributors of backup and distributed power.  The end users of most of our products sold to OEMs and EPC firms are owners and operators of gas turbine power plants, process plants, oil and gas pipelines, refineries, data centers and other industrial and commercial facilities such as wastewater treatment plants and hospitals.  We focus our sales and marketing efforts on OEMs and EPC firms engaged by end users of our products, including the developers and operators of gas turbine power plants, oil and gas pipelines, industrial and commercial facilities and data centers.  We also market our products globally through a sales network consisting of employees and independent representatives in various countries including China, the Netherlands, Egypt, Italy and the U.S.  Our sales initiatives focus on highly engineered solutions, excellent performance on existing projects and on‑time deliveries that we believe differentiate us from our competitors.

Energy Services and Nuclear Services.  Our Energy Services segment and Nuclear Services segment customers include major private and government‑owned utilities throughout the U.S., as well as leaders in the U.S. paper and industrial sectors.  We market our services using dedicated sales and marketing personnel as well as our experienced on‑site operations personnel.  We use our safety and service track record with long‑term renewable contracts to expand our services and supplement the existing contracts with small to medium sized capital projects.  Both segments’ sales initiatives directly seek to apply operational strengths to specific facilities within the targeted industries and customers throughout the U.S.

We depend on a relatively small number of customers for a significant portion of our revenue.  For a listing of our major customers, see Note 16—Major Customers and Concentration of Credit Risk included in our notes to consolidated financial statements beginning on page F-38.

A portion of our business, primarily in our Energy Services and Nuclear Services segments, is seasonal, resulting in fluctuations in revenue and gross profit during our fiscal year.  Generally, the second and fourth quarters are the peak periods for our Energy Services and Nuclear Services segments as those are periods of low electricity demand during which our customers schedule planned outages.  Our Product Solutions segment is less affected by seasons and is more impacted by the cyclicality of, and fluctuations in, the U.S. and international economies that we serve.

Engineering, Design and Maintenance Capabilities

Product Solutions.  We believe the design and engineering expertise of our Product Solutions segment along with our global manufacturing strategy makes us an industry leader in the products we manufacture.  We provide original design, retrofit and upgrade engineering, installation technical services and after‑sales maintenance and repair of our products.

Our products are custom‑designed and engineered to meet the specifications of our customers.  We employ a number of degreed engineers specializing in structural, electrical/controls, mechanical, and other technical areas.  Our engineers and designers use engineering and drafting programs such as AutoCAD®, Inventor® 3D modeling software, Solidworks® and other analytics applications.

Energy Services.  Through our programs, we provide extensive training, certifications and ongoing safety monitoring to all of our project‑based employees.  For over 13 years, we have maintained a safety record in the top quartile of the industry, benefitting both us and our customers.  We also maintain a broad range of professional certifications and memberships in national organizations relevant to the performance of many of the specialized services we provide.

Nuclear Services.  We are one of a limited number of companies qualified to work anywhere in a U.S. nuclear facility and have been one of the leading providers of coatings at U.S. nuclear facilities for almost 40 years.  In addition, we are one of three contractors with a qualified and audited NQA‑1 Program which is required to perform contract services at the new build reactors.  Through our NQA‑1 Program and other programs, we provide extensive training, certifications and ongoing safety monitoring to all of our project‑ based employees.  For over 13 years, we have maintained a safety record in the top quartile of the industry, benefitting both us and our customers.  We also maintain a broad range of professional certifications and memberships in national organizations relevant to the performance of many of the specialized services we provide.

Materials and Suppliers

The majority of materials purchased are for the Product Solutions segment.  The principal materials for our products are carbon steel plate, sheet steel, stainless steel products and other structural shapes, wire, cable and insulation.  We obtain these products from a number of U.S. and international suppliers.  The markets for most of the materials we use are served by a large number of suppliers, and we believe that we can obtain each of the materials we require from more than one supplier.

Competition

Product Solutions.  We compete with a large number of domestic and international companies, although most competitors are smaller and more regional.  We compete based on product fit, price, quality and reputation of our products and our ability to engineer and design products to meet each customer’s unique specifications and delivery cycles.  Some of our competitors are significantly larger than we are and have significantly greater financial resources which can vary with respect to each product category we offer.  We believe that no single competitor offers our breadth of products to the gas turbine power generation, process and cogeneration industries.

Energy Services and Nuclear Services.  Our competitors vary depending on plant geography and scope of services to be rendered.  Several national vendors, which are significantly larger and have significantly greater financial resources than we, will often compete for larger maintenance and capital project opportunities that become available.  Additionally, smaller vendors that operate on a regional basis often compete for smaller opportunities associated with open shop labor sources.  We believe that the key competitive factors in the services we offer are reputation, safety, price, service, quality, breadth of service capabilities and the ability to identify and retain qualified personnel.  We believe our project management capabilities, including service diversity, long‑term customer relationships, safety record and performance, differentiate us from our competitors.  We also believe that the fact that we maintain a constant presence at many of our customers’ sites is a key competitive advantage because it provides us with an intimate understanding of these facilities which allows us to better identify our customers’ service needs.  Specific to the Nuclear Services segment, the barriers to entry include requirement of NRC qualifications and safety standards.  We believe that our ability to deliver high quality services with immediate response capabilities differentiates us from our competitors.  Specific to the Energy Services segment, our key competitive advantage is our highly skilled labor pool of non‑union specialty welders.

Employees

As of December 31, 2014, we had 1,244 full and part‑time employees (excluding temporary staff and craft labor in our Energy Services and Nuclear Services segments).  Of these, 171 were employed at our facility in Mexico under a collective bargaining agreement, which is amended annually and expired January 25, 2015.  Negotiations for an amended agreement began the second week of February 2015 and are ongoing as of the issue date of this report.  At our Koontz‑Wagner business, there are 58 employees who are covered under a collective bargaining agreement which will expire on May 31, 2016.  The number of employees in our Energy Services segment and Nuclear Services segment can vary greatly, depending on the timing and requirements for craft labor.  Many of the craft labor employees for our Energy Services segment and Nuclear Services segment are contracted through various union agreements.  As of December 31, 2014, there were 1,839 craft labor employees for our Energy Services segment and Nuclear Services segment, of which 1,461 were under collective bargaining agreements.  We believe that our relationships with our employees, both permanent and temporary, are satisfactory.  We are not aware of any circumstances that are likely to result in a work stoppage at any of our facilities.

Insurance and Warranty

We maintain insurance coverage for various aspects of our operations.  However, exposure to potential losses is retained through the use of deductibles, coverage limits and self‑insured retentions.

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

We maintain performance and payment bonding lines sufficient to support the business and a credit facility that is adequate to provide any required letters of credit.  We require certain of our Product Solutions segment subcontractors to indemnify us and name us as an additional insured for activities arising out of such subcontractors’ work.  We require the subcontractors that we use for our Energy Services segment and Nuclear Services segment to indemnify us and our customer and name Williams or other subsidiaries as an additional insured for activities arising out of such subcontractors’ work.  We also require certain subcontractors to provide additional insurance policies, including surety bonds in favor of us, to secure such subcontractors’ work or as required by contract.  There can be no assurance that our insurance and the additional insurance coverage provided by our subcontractors will fully protect us against a valid claim or loss under the contracts with our customers.

Intellectual Property

We use a variety of trademarks, proprietary technologies and other intellectual property in the ordinary course of business in our segments.  We rely upon our pending and issued patents, registered and unregistered trademark rights, nondisclosure and confidentiality agreements with our employees, subcontractors, customers and others, and on various other security measures to protect our intellectual property.  Our patents relating to certain exhaust systems will expire in 2016, a patent relating to a filter element clip will expire in 2027 and a patent for the acoustic module enclosure door will expire in 2032.  We have patent applications pending for other products.  We do not believe that any single patent or proprietary technology is material to our business, and we do not believe our competitive position would be materially affected by competitors also using similar technologies and systems.

Compliance with Government Regulations

We are subject to certain federal, state and local environmental, occupational health, nuclear regulatory, export and product safety laws applicable in the countries in which we operate.  We also purchase materials and equipment from third‑parties, and engage subcontractors, who are also subject to these laws and regulations.

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

Available Information

We file reports with the Securities and Exchange Commission (the “SEC”), including our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K, and amendments to those reports filed or furnished to the SEC pursuant to the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The general public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room located at 100 F Street N.E., Washington, DC 20549.  The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1‑800‑SEC‑0330.  The SEC maintains an Internet site, www.sec.gov, which contains the Company’s reports, proxy and information statements, and other information we have filed electronically with the SEC.

Copies of our annual reports are available at our website at www.globalpower.com under the heading “Investor

Relations.” The information disclosed on our website is not incorporated by this reference and is not a part of this Annual Report on Form 10‑K.  We make available on our website, free of charge, our annual reports on Form 10‑K, quarterly reports on Form 10‑Q, current reports on Form 8‑K and any amendments to these reports, as soon as reasonably practicable after we electronically file with or furnish the reports to the SEC.  The following corporate governance related documents are also available free on our website:

•	Code of Business Conduct and Ethics

•	Corporate Governance Guidelines

•	Related Party Transactions Policy

•	Audit Committee Charter

•	Compensation Committee Charter

•	Nominating and Corporate Governance Committee Charter

•	Contact the Board—Whistleblower and Ethics Hotline Procedures

Executive Officers and Key Employees of the Registrant

The following sets forth information regarding our executive officers and key employees as of December 31, 2014.  Executive officers are appointed by, and hold office at the discretion of, our Board of Directors, subject to the terms of any employment agreements.

Name	Position
Luis Manuel Ramírez	President, Chief Executive Officer and Director
Raymond K. Guba	Senior Vice President and Chief Financial Officer
Tracy D. Pagliara	Chief Administrative Officer, General Counsel and Secretary
Keri Jolly	Chief Human Resources Officer
Penny Sherrod-Campanizzi	President, Electrical Solutions
John Durkee	President, Auxiliary Products
Tedd Sellers	President, Energy Services

Luis Manuel Ramírez, 48, has served as our President, Chief Executive Officer (“CEO”) and Director since July 1, 2012.  Mr. Ramírez previously served 12 years with General Electric (“GE”), most recently as Chief Executive Officer of GE Energy Industrial Solutions, a more than $3 billion global electrical products and services business operating in over 60 countries.  In 2012, he was named one of the Top 100 Movers and Shakers of the Smart Grid by Greentechmedia.com, and has also held a variety of leadership roles in industry associations.  Prior to his employment with GE, Mr. Ramírez worked for more than a decade in a number of technology, financial and business roles with Siemens.  Mr. Ramírez received his Bachelor’s degree in Computer Information Systems, with a minor in Business Administration, from DeVry Institute of Technology, Atlanta, GA, and participated in the Executive Advanced Management Certificate Program at Duke University, Durham, NC.

Raymond K. Guba, 55, joined Global Power as Senior Vice President and Chief Financial Officer in November 2013, bringing with him more than 25 years of financial and executive management experience, including expertise in corporate realignments and establishing shared services structures.  Prior to joining the Company, Mr. Guba was Executive Vice President and Chief Financial Officer of FTS International, a privately‑owned global Oil and Gas Services business with approximately $2 billion of annual revenue.  Previously, he was Executive Vice President and Chief Financial and Administrative Officer with Integrated Electrical Services.  Mr. Guba began his career as a public accountant, and then joined GE in 1986.  He spent 19 years at GE in progressively advancing roles, including CFO of Auto Financials Services in Tokyo and Manager of Finance (CFO) for GE Energy’s Installations and Field Services, a $3 billion global division.  Mr. Guba holds a BA in Economics and English from Rutgers, The State University of New Jersey.

Tracy D. Pagliara, 52, has served as our Chief Administrative Officer, General Counsel and Secretary since

January 2014.  He previously served as our General Counsel, Secretary, and Vice President of Business Development from April 2010 through December 2013.  Prior to joining the Company, Mr. Pagliara served as the Chief Legal Officer of Gardner Denver, Inc., a leading global manufacturer of highly engineered compressors, blowers, pumps and other fluid transfer equipment, from August 2000 through August 2008.  He also had responsibility for other roles during his tenure with Gardner Denver, including Vice President of Administration, Chief Compliance Officer, and Corporate Secretary.  Prior to joining Gardner Denver, Mr. Pagliara held positions of increasing responsibility in the legal departments of Verizon Communications/GTE Corporation from August 1996 to August 2000 and Kellwood Company from May 1993 to August 1996, ultimately serving in the role of Assistant General Counsel for each company.  Mr. Pagliara has a B.S. in Accounting and a J.D. from the University of Illinois.  He is a member of the Missouri and Illinois State Bars and is a Certified Public Accountant.

Keri Jolly, 47, joined Global Power as Chief Human Resources Officer in August 2014.  Ms. Jolly brings 25 years of dynamic, hands-on experience in developing HR strategies to meet business needs across diverse industries.  Prior to joining the Company, she served as Chief Human Resources Officer for Vertex Business Services, a provider of information technology professional services and business process outsourcing for the utilities industry, from 2011 to 2014.  She also formerly served as Senior Vice President, Human Resources for Invensys Operations Management, a global manufacturer and provider of automation and information technology systems, software solutions and consulting for manufacturing industries across 80 countries, from 2007 to 2011.  Earlier in her career, Ms. Jolly held executive-level positions at United Health Group, American Express and GE Capital.  She has a BBA from the University of St. Thomas in Minneapolis, MN and an MBA from the University of Minnesota.

Penny Sherrod‑Campanizzi, 57, served as President of our Electrical Solutions segment until January 5, 2015, a position she held since September 2013.  She joined Global Power in 2010 as Chief Operating Officer of our former Services segment, then served as Senior Vice President of Operations and Support and was named President of Energy, Parts and Control Solutions for the Product Solutions segment in November 2012.  Prior to joining Global Power, Ms. Sherrod‑Campanizzi worked for over 30 years at Babcock & Wilcox and held positions of increasing responsibility including Director, Business Development, Director, Enterprise Systems and General Manager, Replacement Parts, B&W Service Company.  Ms. Sherrod‑Campanizzi holds an MBA from the University of Phoenix.

John A. Durkee, 53, was appointed to President, Auxiliary Products on October 1, 2013.  Mr. Durkee also holds positions in a number of our subsidiaries, serving as the Chief Executive Officer of Braden Manufacturing, LLC, Chief Executive Officer of Braden Construction Services, Inc., Managing Director A of Braden‑Europe, B.V., Chairman and Legal Representative of Braden Power Equipment (Shanghai) Co., Ltd., and President of Steam Enterprises, LLC.  Mr. Durkee brings over 25 years of global experience in the energy sector, most recently providing engineering services to industrial and power generation markets with an emphasis on U.S. utilities.  Prior to joining Global Power, he managed the North American Power and Industrial Engineering and Construction Services business of SNC Lavalin.  Prior thereto, he was President at Brand Energy and Infrastructure Services where he oversaw and implemented strategic and tactical growth initiatives.  Previously, Mr. Durkee spent 15 years in progressively challenging roles within GE Energy.  Mr. Durkee received his Bachelor of Science in Mechanical Engineering from Manhattan College, is six sigma certified and participated in several advanced management programs at GE.

Tedd A. Sellers, 45, served as President of our Energy Services segment until January 23, 2015, a position he held since August 2013.  Mr. Sellers began his career in 1993 at GE Energy as a field engineer in the Power Generation Services division.  Following that role, Mr. Sellers held a number of domestic and international roles in sales, commercial operations and business unit leadership roles in services over a 19 year career at GE Energy.  Most recently he was Vice President of Sales for Circor Flow Technologies.  Mr. Sellers holds a Bachelor of Science degree in Mechanical Engineering Technology from Purdue University.

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

The U.S. government has been supportive of increased investment in nuclear power as it represents approximately 20% of the total power generating capacity in the U.S.  However, if the U.S. government changes its policy or if public acceptance of nuclear technology declines, demand for nuclear power could be negatively affected and potentially increase the regulation of the nuclear power industry.

Because our Nuclear Services segment deals directly with nuclear power, utilities opting to replace costly nuclear power plants with less costly power generation options could have a material effect on our operations.

If our costs exceed the estimates we use to set the fixed prices of our contracts, our earnings will be reduced.

The majority of our product sales contracts and a portion of our nuclear and industrial services contracts are entered into on a fixed‑price basis.  Under these fixed‑price contracts, we have a limited ability to recover any cost overruns.  Contract prices are established based in part on our projected costs, which are subject to a number of assumptions.  The costs that we incur in connection with each contract can vary, sometimes substantially, from our original projections.  Because of the large scale and complexity of our contracts, unanticipated changes may occur, such as customer budget decisions, design changes, delays in receiving permits and cost increases, as well as delays in delivery of our products.  We often are contractually subject to liquidated damages for late delivery.  Unanticipated cost increases or delays may occur as a result of several factors, including:

•	increases in the cost of commodities (primarily steel plate), labor or freight;

•	unanticipated technical problems;

•	suppliers’ or subcontractors’ failure to perform, requiring modified execution plans or re‑work; and

•	decreases in labor efficiency realized.

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

Our profitability and financial condition may be adversely affected by risks associated with the natural gas and oil pipeline industry, such as price fluctuations and supply and demand for oil and natural gas.

Our Product Solutions segment is exposed to risks associated with the use of natural gas and oil as energy sources.  These risks, which are not subject to our control, include the volatility of natural gas and oil prices, the lower demand for power generation from natural gas, a slowdown in the construction of oil and gas pipelines and a slowdown in the discovery or development of natural gas and/or oil reserves.  While higher natural gas and oil prices generally result in increased infrastructure spending by customers in our Product Solutions segment, sustained high energy prices could be an impediment to economic growth and could result in reduced infrastructure spending by such customers.  Higher prices could also decrease spending on power generation equipment, and related infrastructure, an important component to the success of our Product Solutions segment.  Further, if the discovery or development of natural gas and/or oil reserves slowed or stopped, customers would likely reduce capital spending on mainline pipe, gas gathering and compressor systems and other related infrastructure, resulting in less demand for the portfolio of products of our Product Solutions segment.  If the profitability of our Product Solutions segment were to decline, our overall profitability, results of operations and cash flows could also be adversely affected.  The significant increase in the North American supply of natural gas due to ongoing development of unconventional shale formations has also resulted in low natural gas prices for the past several years.  Lower natural gas and oil prices sometimes result in decreased spending by certain customers in our Product Solutions segment, which could likewise adversely affect our overall profitability, results of operations and cash flows.

Our future revenue and operating results may vary significantly from reporting period to reporting period.

Our quarterly and annual revenue and earnings have varied in the past and are likely to vary in the future.  Our product sales contracts contain customer‑specific delivery terms that, coupled with other factors beyond our control, may result in uneven recognition of revenue and earnings over time.  Customer‑imposed delays can significantly impact the timing of revenue recognition.  Due to our relatively large average contract size, our product sales volume during any given period may be concentrated in relatively few orders, intensifying the magnitude of these fluctuations.  Furthermore, some of our operating costs are fixed.  As a result, we may have limited ability to reduce our operating costs in response to unanticipated decreases in our revenue or the demand for our products in any given reporting period.  Therefore, our operating results in any reporting period may not be indicative of our future performance.  Because we must make significant estimates related to potential costs when we recognize revenue on a percentage‑of‑completion basis, these costs may change significantly from reporting period to reporting period based on new project information.  For example, if labor efficiency experienced on a project is lower than we estimated at the outset of the project, the costs incurred on the project will increase and the percentage of completion may be reduced from earlier estimates.  In addition, most of our product revenue is based on fixed‑price contracts, and the relative profitability can vary significantly between contracts.  As a result, our profitability can vary from reporting period to reporting period based on the specific contract mix.

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

We have manufacturing facilities and subcontractors in many countries outside of the U.S., including China, Poland, Romania, the Middle East and Mexico, and increasing our manufacturing footprint to localize in emerging markets is an important element of our strategy.  There are a number of risks associated with doing business internationally, including (a) exposure to local economic and political conditions, (b) social unrest such as risks of terrorism or other hostilities, (c) currency exchange rate fluctuations and currency controls, (d) export and import restrictions, and (e) the potential for shortages of trained labor.  In particular, there has been social unrest in the Middle East and Mexico, and any increased violence in or around our manufacturing facilities could impact our business by disrupting our supply chain, and the delivery of products to customers.  In addition, the increased violence in or around our manufacturing facilities could present several risks to our employees who may be directly affected by the violence and may result in a decision by them to relocate from the area, or make it difficult for us or our subcontractors to recruit or retain talented employees.  The likelihood of such occurrences and their potential effect are unpredictable and vary from country to country.  Any such occurrences could be harmful to our business and our financial results.

A material portion of our revenue is from sales of equipment for gas turbine power plants, as well as packaged control house solutions to the oil and gas pipeline industry.  During periods of declining construction of new gas turbine power plants or any general decline in the oil and gas pipeline industry, the market for our products is significantly diminished.

The demand for our products depends on the continued construction of gas turbine power generation plants, as well the success of the oil and gas pipeline industry.  The power generation equipment industry has experienced cyclical periods of slow growth or decline.  During periods of decreased demand for new gas turbine power plants or general decline in the oil and gas pipeline industry, our customers may be more likely to decrease expenditures on the types of products and systems that we supply and, as a result, our future revenue may decrease.  These projects typically require funding from a healthy credit market as well.  As long as credit markets are tight, funding could be difficult to obtain, therefore delaying or even cancelling these types of projects entirely.  Because our growth strategy includes focusing on the natural gas growth trend, a rise in the price or a shortage in the supply of natural gas could affect the profitability or operations of gas turbine power plants or the oil and gas pipeline industry, which could adversely affect our future revenue.  These and other factors may temper demand for our products.  If in a particular geographic area prices of natural gas are so high or the supply of natural gas is so limited as to make the construction of new gas turbine power plants or oil and gas pipelines uneconomical in that geographic area, we may not derive any future revenue from projects in that geographic region unless and until those factors are reversed.

Environmental laws and regulations have played a part in the increased use of gas turbine technology in various jurisdictions.  These laws and regulations may change or other jurisdictions may not adopt similar laws and regulations.  Changes in existing laws and regulations could result in a reduction in the building and refurbishment of gas turbine power plants or oil and gas pipelines.  In addition, stricter environmental regulation could result in our customers seeking new ways of generating electricity that do not require the use of our products.  Furthermore, although gas turbine power plants have lower carbon dioxide emissions per unit of electricity provided than coal‑fired power plants, emissions from gas turbine power plants remain a concern, and attempts to reduce or regulate emissions could increase the cost of gas turbine power plants and result in our customers switching to alternative sources of power.

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

We depend on a relatively small number of customers for a significant portion of our revenue.  In 2014, four customers accounted for approximately 57% of our consolidated revenue and approximately 52% of our backlog at the end of 2014.  In 2013, four customers accounted for approximately 62% of our consolidated revenue and approximately 68.7% of our backlog at the end of 2013.  In 2012, four customers accounted for approximately 61% of our consolidated revenue and approximately 67% of our backlog at the end of 2012.  For a listing of our major customers, see Note 16—Major Customers and Concentration of Credit Risk included in our notes to consolidated financial statements beginning on page F-38.    Other than their obligations under firm orders placed in our backlog, none of our customers have a long‑term contractual obligation to purchase any material amounts of products or services from us.  All of our firm orders contain cancellation provisions, which permit us to recover only our costs and a portion of our anticipated profit if a customer cancels its order.  If a customer elects to cancel, we would not realize the full amount of future revenue included in our backlog.  We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue.  Because our major customers represent a large part of our business, the loss of any of our major customers could negatively impact our business and results of operations.  Several of our customers have the ability to internally source some of the products we manufacture.  Any increase in this activity could reduce our sales.

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

When we receive a firm order for a project from a customer, it is added to our backlog.  However, customers may cancel or delay projects for reasons beyond our control and we may be unable to replace any canceled orders with new orders.  To the extent projects are delayed, the timing of our revenue could be affected.  If a customer cancels an order, we may be reimbursed for the costs we have incurred.  Typically, however, we have no contractual right to the full amount of the revenue reflected in our backlog contracts in the event of cancellation.  In addition, projects may remain in our backlog for extended periods of time.  Furthermore, a portion of our backlog for multi‑year service maintenance contracts are based on what we expect to perform in the next twelve months of work and thus not necessarily supported by a firm purchase order.  If that work does not materialize, then our backlog would be negatively impacted as that work would be considered a “cancellation”.  Revenue recognition occurs over extended periods of time and is subject to unanticipated delays.  Fluctuations in our reported backlog levels also result from the fact that we may receive a small number of relatively large orders in any given reporting period that may be included in our backlog.  Because of these large orders, our backlog in that reporting period may reach levels that may not be sustained in subsequent reporting periods.  Our backlog, therefore, is not necessarily indicative of our future revenue or of long‑term industry trends.

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

As discussed in Note 15—Commitments and Contingencies in the notes to our consolidated financial statements beginning on page F-36  our former operating unit has been named as a defendant in a limited number of asbestos personal injury lawsuits.  Neither we nor our predecessors ever mined, manufactured, produced or distributed asbestos fiber, the material that allegedly caused the injury underlying these actions.  The bankruptcy court’s discharge order issued upon emergence from bankruptcy extinguished the claims made by all plaintiffs who had filed asbestos claims against us before that time.  We believe the bankruptcy court’s discharge order should serve as a bar against any later claim filed against us, including any of our subsidiaries, based on alleged injury from asbestos at any time before emergence from bankruptcy.  In all of the asbestos cases finalized post‑bankruptcy, we have been successful in having such claims dismissed without liability.  Moreover, during 2012, we secured insurance coverage that will help to reimburse the defense costs and potential indemnity obligations of our former operating unit relating to these claims.  Nonetheless, findings of liability on our part in any of these cases that were filed against us after we emerged from bankruptcy that remain unresolved could have an adverse effect on our financial position, results of operations or liquidity.

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

If we fail to comply with environmental laws or regulations, we may be subject to significant liabilities for fines, penalties or damages, or lose or be denied significant operating permits.  For example, if employees of our Nuclear Services segment or Energy Services segment accidentally release hazardous substances while working at a customer’s facility, we may be subject to fines and costs of clean up as well as lawsuits by third parties.  In addition, some environmental laws impose liability for the costs of investigating and remediating releases of hazardous substances without regard to fault and on a joint and several basis, so that in some circumstances, we may be liable for costs attributable to hazardous substances released into the environment by others.

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

Expiration of the Price‑Anderson Act’s indemnification authority could have adverse consequences on our Nuclear Services segment.

We provide services to the nuclear industry through our Nuclear Services segment.  The Price‑Anderson Act promotes the nuclear industry by offering broad indemnification to commercial nuclear power plant operators and the DOE for liabilities arising out of nuclear incidents at power plants licensed by the NRC and at DOE nuclear facilities.  That indemnification protects not only the NRC licensee or DOE prime contractor, but also others like us who may be doing work under contract or subcontract for a licensed power plant or under a DOE prime contract.  The Energy Policy Act of 2005 extended the period of coverage to include all nuclear power reactors issued construction permits through December 31, 2025.  A problem related to our provision of services at a nuclear facility could lead to a damage claim against us for which we might not be entitled to indemnification.  In addition, any well‑publicized problem with those services, whether actual or perceived, could adversely affect our reputation and reduce demand for our services.

Our revenue would be adversely affected if our patents and other intellectual property rights are unable to protect our proprietary products.

Our success depends significantly on our ability to protect our intellectual property rights to the technologies and know‑how used in our proprietary products and software programs.  We rely on patent protection, as well as a combination of trade secret, unfair competition and similar laws and nondisclosure, confidentiality and other contractual restrictions to protect our proprietary rights.  However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep any competitive advantage.  We also rely on unpatented proprietary technology.  We cannot provide assurance that we can meaningfully protect all of our rights in our unpatented proprietary technology, or that others will not independently develop substantially equivalent proprietary products or processes or otherwise gain access to our unpatented proprietary technology.

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

We contribute to over 150 multiemployer pension plans throughout the U.S. We believe that our responsibility for potential withdrawal liabilities associated with participating in multiemployer pension plans is limited because the building and construction trades exemption should apply to the substantial majority of our plan contributions.  However, pursuant to the Pension Protection Act of 2006 and other applicable law, we are exposed to other potential liabilities associated with plans that are underfunded.  As of December 31, 2014, we had been notified that certain pension plans were in critical funding status.  Currently, certain plans are developing, or have developed, a rehabilitation plan that may call for a reduction in participant benefits or an increase in future employer contributions.  Therefore, in the future, we could be responsible for potential surcharges, excise taxes and/or additional contributions related to these plans which could impact our liquidity and results of operations.  Additionally, market conditions and the number of participating employers remaining in each plan may result in a reorganization, insolvency or mass withdrawal that could materially affect the funded status of multiemployer plans and our potential withdrawal liability, if applicable.  We continue to actively monitor, assess and take steps to limit our potential exposure to any surcharges, excise taxes, additional contributions and/or withdrawal liabilities.

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

We are subject to anti‑bribery laws in the countries in which we operate.  Failure to comply with these laws could result in our becoming subject to penalties and the disruption of our business activities.

Many of the countries in which we transact business have laws that restrict the offer or payment of anything of value to government officials or other persons with the intent of gaining business or favorable government action.  We are subject to these laws in addition to being governed by the U.S. Foreign Corrupt Practices Act restricting these types of activities.  In addition to prohibiting certain bribery‑related activity with foreign officials and other persons, these laws provide for recordkeeping and reporting obligations.

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

Certain of our temporary Nuclear Services segment and Energy Services segment craft employees, Koontz‑Wagner employees and Mexico employees are represented by labor unions with which we have collective bargaining agreements.  There can be no assurance that we will not experience labor disruptions associated with a lengthy strike or the expiration or renegotiation of collective bargaining agreements or other work stoppage at our Mexico facility or at our customer locations, which could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.

New regulations related to conflict minerals may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.

On August 22, 2012, under the Dodd‑Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties.  We do anticipate filing this disclosure and are currently conducting due diligence to ensure we disclose and report whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries by the required due date.  The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals used in the manufacture of certain components incorporated in our products.  In addition, to the extent the rules apply to us, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products.  Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the diligence procedures that we implement, which may harm our reputation.  In such event, we may also face difficulties in satisfying customers who require that all of the components of our products are certified as conflict mineral‑free.

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

If we became unable to obtain adequate surety bonding or letters of credit, it could reduce our ability to bid on new work, which could have a material adverse effect on our future revenue and business prospects.

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

If we were required to write down our goodwill or other indefinite lived long‑term assets, our results of operations and stockholders’ equity could be materially adversely affected.

We are required to review goodwill and indefinite lived intangible assets for potential impairment at least annually in accordance with generally accepted accounting principles in the U.S.  Although our reviews have not indicated any impairment, we have approximately $135.5 million of goodwill and trade names recorded on our consolidated balance sheet as of December 31, 2014.  If there is a long-term economic deterioration in the markets in which we operate or our current and projected results of operations decline, an impairment of these assets may be triggered.  Although impairment does not negatively impact our cash flow, if we were required to write down our goodwill or other intangible assets, our results of operations could be materially adversely affected.

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

Risk Factors Related to Our Common Stock

Our common stock, which is listed on the New York Stock Exchange (“NYSE”), may from time to time experience significant price and volume fluctuations and our stockholders may not be able to resell their shares of common stock at or above the purchase price paid.

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

Our common stock is relatively illiquid.  As of December 31, 2014, we had 17,129,119 shares of common stock outstanding.  The average daily trading volume in our common stock, as reported by the NYSE, for the 50 trading days ending on December 31, 2014 was less than 80,000 shares.  A more active public market for our common stock may not develop, which could adversely affect the trading price and liquidity of our common stock.  Moreover, a thin trading market for our stock could cause the market price for our common stock to fluctuate significantly more than the stock market as a whole.  Without a larger float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile.  In addition, in the absence of an active public trading market, stockholders may be unable to liquidate their shares of our common stock at a satisfactory price.

There can be no assurance that we will continue to declare cash dividends.

On May 30, 2012, our Board of Directors adopted a dividend policy pursuant to which we would pay quarterly dividends on our common stock.  Whether we continue that program and the amount and timing of such dividends is subject to capital availability and periodic determinations by our Board of Directors that cash dividends are in the best interest of our stockholders and are in compliance with all respective laws and agreements of the Company applicable to the declarations and payment of cash dividends.  Future dividends, their timing and amount may be affected by, among other factors: our views on potential future capital requirements for organic initiatives and strategic transactions, including acquisitions; debt service requirements; our credit rating; changes to applicable tax laws or corporate laws; and changes to our business model.  Our dividend payments may change from time to time, and we cannot provide assurance that we will continue to declare dividends of any particular amounts or at all.  A reduction in or elimination of our dividend payments could have a negative effect on our stock price.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our corporate office is currently located in Irving, Texas.  We have fourteen other U.S. facilities, as well as facilities in The Netherlands, Mexico and China.  The following table sets forth information about our principal facilities as of December 31, 2014:

	Owned/Leased	Approximate
Location	Expiration Date	Sq. Footage	Principal Uses	Segment
Irving, Texas	Leased (8/31/17)	11,000	Administrative office (corporate headquarters)
Monterrey, Mexico	Owned	135,000	Manufacturing and administrative office	Product Solutions
Auburn, Massachusetts	Owned	55,000	Manufacturing and administrative office	Product Solutions
South Bend, Indiana	Leased(1)	110,000	Manufacturing and administrative office	Product Solutions
Chattanooga, Tennessee	Leased(2)	105,000	Manufacturing and administrative office	Product Solutions
Caldwell, Idaho	Leased (6/30/23)	58,000	Manufacturing and administrative office	Product Solutions
Heerlen, The Netherlands	Owned	53,000	Administrative office	Product Solutions
Tulsa, Oklahoma	Leased (8/31/16)	41,000	Manufacturing and administrative office	Product Solutions
North Adams, Massachusetts	Leased (11/30/15)	26,368	Manufacturing and administrative office	Product Solutions
Shanghai, China	Leased (11/17/16)	1,195	Administrative office	Product Solutions
Shanghai, China	Leased (6/30/15)	1,615	Manufacturing facility	Product Solutions
Houston, Texas	Leased (4/30/16)	35,000	Manufacturing facility	Energy Services
Greenwood, Indiana	Leased (4/30/15)(3)	50,000	Manufacturing and administrative office	Energy Services
Franklin, Indiana	Owned	51,000	Manufacturing and administrative office	Energy Services
New Whiteland, Indiana	Leased (5/31/13)(4)	1,500	Manufacturing facility	Energy Services
Florence, South Carolina	Leased (3/31/17)	25,120	Manufacturing and administrative office	Energy Services
Atlanta, Georgia	Leased (10/31/17)	24,000	Administrative office	Nuclear/Energy Services
Elmhurst, New York	Leased (10/31/16)	8,176	Manufacturing and administrative office	Nuclear Services
Oxford, Massachusetts	Leased (3/31/15)	40,000	Manufacturing and administrative office	Product Solutions

(1)	We lease two facilities in South Bend, Indiana. These leases expire on July 26, 2019 and September 24, 2020.

(2)	We lease two facilities in Chattanooga, Tennessee. These leases expire on November 30, 2015 and December 31, 2016.

(3)	We have two separate leases for facilities in Greenwood, Indiana. These leases expire on April 30, 2015 and June 30, 2015.

(4)	We are currently operating on a month‑to‑month arrangement for the New Whiteland, Indiana facility.

We consider each of our facilities to be in good operating condition and sufficient for our current use.  Our U.S. real property is encumbered by liens under our Revolving Credit Facility.  We purchased the new facility in Franklin, Indiana in October 2014 and the anticipated move-in date is late May 2015.

Item 3.  Legal Proceedings.

For a description of our material pending legal and regulatory proceedings and settlements, see Note 15—Commitments and Contingencies included in the notes to our consolidated financial statements included in this Annual Report on Form 10-K beginning on page F-36.

Item 4.  Mine Safety Disclosures.

Not applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price of Our Common Stock

Our common stock is listed on the NYSE under the trading symbol “GLPW.”  The following table sets forth the high and low sale prices for our common stock based on intra‑day high and low prices during the periods indicated:

	Common Stock
	Market Prices		Dividends
	High	Low	Declared
2014
Fourth quarter	$15.59	$10.96	$0.09
Third quarter	$17.68	$14.54	$0.09
Second quarter	$19.99	$15.17	$0.09
First quarter	$20.04	$16.70	$0.09
2013
Fourth quarter	$20.98	$17.18	$0.09
Third quarter	$20.21	$15.71	$0.09
Second quarter	$17.78	$14.99	$0.09
First quarter	$19.04	$15.09	$0.09

While we have paid dividends to holders of our common stock on a quarterly basis since May 2012, the declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings, financial condition, business development needs, regulatory considerations and the terms of our Revolving Credit Facility, and is at the discretion of our Board of Directors.

As of March 4, 2015, the closing price of our common stock was $12.61 per share.  There were 17,169,871 shares of our common stock outstanding and approximately 100 holders of record of our common stock. We believe that the number of beneficial holders of our common stock is substantially greater than the number of holders of record.

Warrant Exercises

As of December 31, 2012, all of the originally issued warrants to purchase 1,807,236 shares had been exercised.  The 1,807,236 warrants were exercised from 2009 to 2012 for both cash and in cashless transactions, and as a result, we issued 1,218,461 shares of common stock in connection with such exercises.  In connection with exercises in cashless transactions, shares of common stock were withheld and such shares are held by us as treasury shares.  During the year ended December 31, 2014, no additional warrants to purchase shares were issued.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2014, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

The following table presents information regarding repurchased shares of our common stock (or vested stock award shares withheld to pay the associated employee income taxes) on a monthly basis during the fourth quarter of 2014.

		Average	Total Number of Shares	Maximum Number of
	Total Number of	Price Paid	Purchased as Part of a	Shares That May Yet Be
Period	Shares Purchased(1)	Per Share	Publicly Announced Plan(2)	Purchased Under the Plan(2)
October 1 - 31, 2014	—	$—	—	—
November 1 - 30, 2014	—	$—	—	—
December 1 - 31, 2014	2,275	$13.81	—	—
Total	2,275	$13.81	—	—

(1)Total number of shares purchased during the fourth quarter 2014 were not purchased pursuant to a publicly announced repurchase plan, but rather were surrendered by employees to satisfy statutory minimum tax withholdings obligations in connection with the vesting of restricted stock awards issued to them under our stockholders‑approved long‑term incentive plan.

(2)In May 2012, our Board of Directors authorized a program to repurchase up to two million shares of our common stock.  Under this program, we repurchased 421,731 shares of common stock.  No shares were repurchased during 2013 or 2014 and the program expired on June 30, 2014.

Five Year Stock Performance Table:

The following graph illustrates the five-year cumulative total return on investments in our Common Stock (GLPW), our peer group and the Russell 2000 Index.  These indices are prepared by Zacks Investment Research, Inc.  GLPW’s Common Stock is listed on The New York Stock Exchange.  The shareholder return shown below is not necessarily indicative of future performance.  Total return, as shown, assumes $100 invested on December 31, 2009, in shares of GLPW Common Stock, our peer group and the Russell 2000 Index, all with cash dividends reinvested.  The calculations exclude trading commissions and taxes.

	12/09	12/10	12/11	12/12	12/13	12/14
GLPW	100.00	173.00	177.10	129.86	151.25	109.14
Russell 2000	100.00	126.81	121.52	141.42	196.32	205.93
Peer Group(1)	100.00	127.34	120.14	136.79	195.38	154.54

(1)The companies in our peer group are:  Aegion Corp.,  Astec Industries,  AZZ, Inc.,  Babcock & Wilcox,  CECO Environment,  Chicago Bridge & Iron,  Donaldson Co.,  Dycom Industries,  Foster Wheeler AG,  Graham Corp.,  Matrix Service Corp.,  MYR Group,  PMFG, Inc.,  Powell Industries,  Team, Inc. and Willbros Group.

Item 6.  Selected Financial Data.

The following table provides selected condensed consolidated financial data for the periods shown.  The data for the last five years has been derived from our audited consolidated financial statements.  Our results are not necessarily indicative of future performance or results of operations.  All of the data in the table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7, and our consolidated financial statements and related notes included in this Annual Report on Form 10‑K.

	Years Ended December 31,
($ in thousands, except per share data)	2014	2013	2012	2011	2010
Statement of Operations
Total revenue	$538,545	$484,218	$462,828	$456,839	$482,470
Gross profit	90,830	85,004	83,054	77,117	87,281
Gross profit percentage	16.9%	17.6%	17.9%	16.9%	18.1%
Operating expenses	74,241	72,959	62,608	50,561	47,662
Reorganization expense (income)	—	—	—	17	(1,477)
Operating income	16,589	12,045	20,446	26,539	41,096
Interest expense, net	1,710	893	1,563	1,119	7,052
Other (income) expense, net	(288)	83	282	(98)	(1,026)
Income from continuing operations before income tax	15,167	11,069	18,601	25,518	35,070
Income tax expense (benefit)	4,017	(437)	1,031	(37,538)	5,964
Income from continuing operations	11,150	11,506	17,570	63,056	29,106
(Loss) Income from discontinued operations(1)	(1)	279	24	13,802	11,529
Net income	$11,149	$11,785	$17,594	$76,858	$40,635
Earnings Per Share from continuing operations:
Basic	$0.66	$0.68	$1.04	$3.95	$1.91
Diluted	$0.65	$0.68	$1.02	$3.70	$1.78
Common shares outstanding:
Weighted-average shares outstanding
Basic	17,005,589	16,919,981	16,885,259	15,981,223	15,253,579
Diluted	17,034,922	17,045,095	17,247,723	17,024,382	16,321,203
Balance Sheet
Current assets	$202,315	$167,342	$190,102	$200,542	$158,439
Total assets	394,547	367,398	344,818	316,150	265,725
Current liabilities	62,107	58,963	70,140	51,593	64,555
Long-term debt	45,000	23,000	—	—	—
Stockholders’ equity	281,203	279,591	269,998	258,654	179,056
Cash dividends declared per common share	$0.36	$0.36	$0.27	$—	$—

(1)

Discontinued operations includes the results of our discontinued operations related to the sale of the Deltak, L.L.C. business unit (the “Deltak business unit”) in 2011 and the winding down of the Deltak large‑scale HRSG operations.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides an analysis of the results for each of our segments, an overview of our liquidity and capital resources and other items related to our business.  It contains forward‑looking statements about our future revenue, operating results and expectations.  See “Cautionary Statement Regarding Forward‑Looking Statements” and Part I, Item 1A—“Risk Factors” for a discussion of the risks, assumptions and uncertainties affecting these statements.  This discussion and analysis should be read in conjunction with Part I of this Annual Report on Form 10‑K as well as our consolidated financial statements and notes thereto included in this Annual Report on Form 10‑K.

Industry Trends and Outlook

Product Solutions Segment.  Demand for our product lines has historically fluctuated with industrial demand for new power generating capacity and energy infrastructure.  Our products are sold globally, and there is generally about nine to twelve months from when the order is booked until it is shipped for our Braden business unit and the production cycle is generally four months or less for our Consolidated Fabricators, TOG and Koontz‑Wagner business units.  Demand for our products is based on worldwide economic growth and long‑term views regarding natural gas as an energy source.

With forecasted long‑term growth in global energy demand and an increased focus on shale gas development in North America and other markets, we believe that demand for gas‑fired power generation plants is likely to strengthen over time due to their relatively quick construction times, low capital costs and low carbon emissions as compared to other forms of fossil‑fueled power plants.  While renewable energy sources continue to grow and are expected to nearly double by 2020, gas fired capacity is also expected to increase by nearly 20% during the same period.  We also believe that renewable energy sources have a higher cost when compared to traditional forms of power generation.  Economic recovery has typically been accompanied by a rise in commodity prices.

We expect the demand for power generating capacity additions in certain emerging markets will out‑pace growth in developed markets over the near term.  In regions where natural gas is plentiful, we expect that gas‑fired power generation is likely to be the preferred fuel source for baseload power.  We also expect to see shale-gas developments in other global markets, such as China.  Various developed and emerging markets are making capital investments in natural gas pipelines and related infrastructure.  These investments could contribute to more stabilized natural gas pricing which is generally favorable to the gas‑fired power generation market as a whole.

U.S. and international markets have been slow to recover since the global financial crisis that began in 2008.  Growth of the world economy weakened during 2014, and is expected to remain subdued in 2015.  During the first half of 2013, we saw increases in certain markets, led by the U.S. and Asia.  Currently, orders from the oil and gas pipeline infrastructure market are robust and this market has been a source of revenue growth since 2013.  We anticipate this trend to continue into 2015.  Continued political and social unrest in the Middle East and North Africa could result in supply disruptions, order delays or both, which could adversely affect our financial results.  Within Europe, we expect demand for new power projects to remain low principally as a result of the European sovereign debt crisis which may also impact global infrastructure investment.  While we believe that our contract terms, procurement procedures and global customer base make it less likely that a change in foreign currency rates could have a significant impact on operating results, there remains significant uncertainty regarding the Euro in 2015.  Should the European economic or sovereign debt crisis result in heightened volatility, our results of operations could be affected.

Our overall long‑term outlook remains positive as demand has increased for global power generation capacity additions, but has been affected by short‑term headwinds resulting from continued macro‑economic uncertainties and a slowing global recovery.  Natural gas power generation remains a less expensive and lower emission alternative to coal‑fired power generation, and we are in a strong position to take advantage of this once a sustainable recovery takes hold for utility‑scale turbine projects.

In the third quarter of 2012, we expanded our OEM offerings with the acquisition of Koontz‑Wagner and our repair and replacement parts product line with the acquisition of TOG.  These acquisitions allow us to broaden our product and service offerings to the power generation market as well as to expand into the oil and gas pipeline infrastructure market.  In the third quarter of 2013, we further expanded our OEM offerings with the acquisition of IBI Power and added backup power and distributed power applications to our products portfolio.  Currently, orders from the oil and gas pipeline infrastructure market, distributed/back-up power projects (most notably data centers), and industrial power distribution are robust and we anticipate these markets to be a source of revenue growth in 2015 for our business  We expect the near‑term market to continue to be challenging due to a limited number of new gas turbine installations putting pressure on gross margins in 2015.

Nuclear Services Segment.  Demand for plant upgrades, modification and maintenance services in the U.S. has been stable due to the aging infrastructure of nuclear power generation facilities and the tendency of plant owners to outsource these services as a means of reducing fixed costs.  Our level of plant modification and maintenance work performed at nuclear power plants remained consistent in 2014 and is expected to remain at this level in 2015 with period‑to‑period fluctuations resulting from the timing of particular outages within our customer base.

Our customers have experienced lower demand for power as a result of current economic conditions as well as increased competition due to low natural gas prices.  As a result, some of our customers reduced the scope of elective maintenance projects.  Capital spending constraints and deferred maintenance requirements negatively impacted revenues.  However, offsetting this decrease is the increased spending on mandatory implementations.  The nuclear industry is facing regulatory mandates related to Fukushima and National Fire Protection which require significant spending to comply.  It is expected that these implementations will occur both in 2015 and 2016.

In addition to our traditional modification and maintenance services, we are seeking to align with complementary service providers to provide turn‑key EPC services for larger capital and maintenance projects.  We see this alignment as an area of continued future growth that would allow us to reach new customers and markets and would provide cyclical offsets to the timing of refueling outages in our traditional modification and maintenance business.  We expanded our service offerings with other complementary offerings including valve maintenance and repair services and unique coating applications that enhance the value of the coatings to allow customers to obtain a longer coating life.

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

We participated in all of the U.S. new and re‑start nuclear plant projects in 2014.  Our performance in 2014 has positioned us to increase our level of participation in 2015.  We also made investments through workforce additions in 2013 to position us for additional nuclear work as well as expand our end markets.  These investments increased our operating costs in 2014, but will provide resources that will develop opportunities for long‑term growth.

Energy Services Segment.  Demand for routine maintenance, plant upgrades, modification and new construction in the U.S. has been positively impacted by aging infrastructure and the need to improve efficiency and optimize output of fossil fuel fired power plants and industrial facilities.  This, combined with the growing demand for fabrication, installation and other services associated with air separation and oil and gas production represents positive growth opportunities for our Energy Services segment.  Our level of fabrication, repair, plant modification and maintenance work performed in gas and air processing, industrial facilities and fossil fuel fired power plants trended upward in 2014 and are expected to continue to expand in 2015 with period‑to‑period fluctuations resulting from the timing of particular projects or outages within our customer base.

With respect to our gas fired simple or combined cycle power plant customers, our customers are experiencing opportunities due to low natural gas prices.  As a result, we see increases in demand for modification services and maintenance activities as power producers move to ensure they are able to capture market opportunities.  Capital spending is expected to increase as owners of these plants look to make investments in efficiency and capacity.  As for our coal fired power plant customers, aging infrastructure and increasingly stringent environmental controls are creating demand for improvements to carbon and other pollutant capture or elimination products.  In the oil and gas and air processing markets, customers are making investments in both capital projects and maintenance and upgrades to address increased demands.

In addition to our historical service offerings, we are looking to combine our other portfolio offerings and partner with complementary service providers to provide turn‑key EPC services for larger capital and maintenance projects.  We see this alignment as an area of continued future growth that would allow us to reach new customers and markets.

We have successfully renewed all of our long term major maintenance agreements that came up for renewal in 2014.  We are also making investments in commercial resources in 2015 to capture additional market share in the U.S. and abroad.  Additionally, we are making infrastructure investments in our facility located in Greenwood, Indiana to create capacity to capture increased demand for air and gas processing solutions.

Our outlook for 2015 remains positive as we believe increased demands for natural gas and clean coal power generation, along with increased domestic and international production in oil and gas and air processing will create growth opportunities for our Energy Services segment.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements.  We believe that the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of our consolidated financial statements.  The following descriptions of critical accounting policies, judgments and estimates should be read in conjunction with our consolidated financial statements beginning at page F-1 of this Annual Report on Form 10‑K.

Revenue Recognition.    Substantially all of our Product Solutions segment revenue is derived from fixed‑priced contracts.  Revenue for gas turbine auxiliary and control house equipment is recognized on the completed contract method, typically when the unit is shipped.  Certain of these contracts specify separate delivery dates of individual equipment units or require customer acceptance of a product.  In circumstances where separate delivery dates of individual equipment units exist, we recognize revenue when the customer assumes the risk of loss and title for the equipment, which is generally the date the unit is shipped, and corresponding costs previously deferred are charged to expense.  In circumstances where the contract requires customer acceptance of a product in addition to transfer of title and risk of loss to the customer, revenue is either recognized (i) upon shipment when we are able to demonstrate that the customer specific objective criteria have been met or (ii) upon customer acceptance.  Once title and risk of loss have transferred and, where applicable, customer acceptance is complete, we have no further performance obligations.  We recognize revenue for our SCR product line under the percentage‑of‑completion method based on cost‑to‑cost input measures.

Within Nuclear Services and Energy Services, we enter into a variety of contract structures including cost plus reimbursements, time and material contracts and fixed‑price contracts.  The determination of the contract structure within Nuclear Services and Energy Services is based on the scope of work, complexity and project length, and customer preference of contract terms.  Cost plus and time and material contracts represent the majority of the contracts in Nuclear Services and Energy Services.  For these contract types, we recognize revenue when services are performed based upon an agreed‑upon price for the completed services or based upon the hours incurred and agreed‑upon hourly rates.  Some of our contracts include provisions that adjust contract revenue for safety, schedule or other performance measures.  On cost reimbursable contracts, revenue is recognized as costs are incurred and includes applicable mark‑up earned through the date services are provided.  Revenue on fixed price contracts is recognized under the percentage‑of‑completion method based on cost‑to‑cost input measures.

The percentage‑of‑completion method generally results in the recognition of reasonably consistent profit margins over the life of a contract since management has the ability to produce reasonably dependable estimates of contract billings and contract costs.  We use the level of profit margin that is most likely to occur on a contract.  If the most likely profit margin cannot be precisely determined, the lowest probable level of profit in the range of estimates is used until the results can be estimated more precisely.  Our estimate of the total contract costs to be incurred at any particular time has a significant impact on the revenue recognized for the respective period.  Changes in job performance, job conditions, estimated profitability, final contract settlements and resolution of claims may result in revisions to costs and income, and the effects of such revisions are recognized in the period that the revisions are determined.  Under percentage‑of‑completion accounting, management must also make key judgments in areas such as the percentage‑of‑completion, estimates of project revenue, costs and margin, estimates of total and remaining project hours and liquidated damages assessments.  Any deviations from estimates could have a significant positive or negative impact on our results of operations.

Estimated losses on uncompleted contracts, regardless of whether we account for the contract under the completed contract or percentage of completion method, are recognized in the period in which they first become apparent.

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

Pre‑contract costs are expensed as incurred.

Long‑Lived Assets.  Long‑lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If circumstances require a long‑lived asset be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by an asset to the carrying value of the asset.  If the carrying value of the long‑lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third‑party independent appraisals, as considered necessary.  We group long‑lived assets by legal entity for purposes of recognition and measurement of an impairment loss as this is the lowest level for which cash flows are independent.

Goodwill and Other Intangible Assets.  We annually test our goodwill and trade names for potential impairment as of October 1 in accordance with ASC 350, Intangibles – Goodwill and Other.  In doing so, we determined that we have six reporting units.  The Auxiliary Products and Energy Services operating segments each have a component with dissimilar economic characteristics when compared to the other components in the respective segments – resulting in two reporting units for each of those operating segments.  The Nuclear Services and Electrical Solutions operating segments are comprised of only one component each, and are therefore considered to be reporting units for goodwill impairment testing.

We determine fair values for each of the reporting units using a combination of income and market approaches.  For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk‑adjusted rate.  We use our internal forecasts to estimate future cash flows and include an estimate of long‑term future growth rates based on our most recent views of the long‑term outlook for each reportable unit.  We also use three market approaches to estimate the fair value of our reporting units  utilizing comparative market multiples in the valuation estimates.  While the income approach has the advantage of utilizing more company specific information, the market approaches have the advantage of capturing market based transaction pricing.  Estimated fair value of all of our reporting units from each approach often results in a premium over our market capitalization, commonly referred to as a control premium.  Assessing the acceptable control premium percentage requires judgment and is impacted by external factors such as observed control premiums from comparable transactions derived from the prices paid on recent publicly disclosed acquisitions in our industry.

Our indefinite‑lived intangibles consist of our Williams Industrial Services Group, Koontz‑Wagner Custom Control, TOG, Hetsco and IBI Power trade names, which we expect to utilize for the foreseeable future.  We determine the fair value of our trade names using the relief from royalty method.  Under that method, the fair value of each trade name is determined by calculating the present value of the after tax cost savings associated with owning the assets and therefore not having to pay royalties for its use for the remainder of its estimated useful life.

During 2014 and 2013, our annual impairment reviews of goodwill and other intangible assets concluded with no impairment recorded.

Estimating the fair value of reporting units requires the use of estimates and significant judgments that are based on a number of factors including current and historical actual operating results, balance sheet carrying values, our most recent forecasts, and other relevant quantitative and qualitative information including assessments from a market participant’s perspective.  If current or expected conditions deteriorate, it is reasonably possible that the judgments and estimates described above could change in future periods and result in impairment charges.  However, as discussed in Note 20—Subsequent Events, as a result of our January 2015 reorganization, we anticipate a decrease in the number of reporting units for goodwill and trade name potential impairment assessments as a result of the flatter organizational structure.

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

For the year ended December 31, 2013, management recorded a net valuation allowance release of $4.6 million on its foreign tax credits on the basis of management’s reassessment of its deferred tax assets that are more than likely than not to be realized.  As of December 31, 2013, we achieved a history of positive pre‑tax income and anticipated significant additional future pre‑tax income to be generated from our recently acquired businesses, and we anticipated significant favorable, temporary book to tax differences to end in 2015 which will result in higher U.S. federal taxable income, and we anticipate a growth in future foreign source income.  As a result, management determined that sufficient positive evidence existed as of December 31, 2013 to conclude that it was more likely than not that additional deferred taxes of $4.6 million are realizable, and therefore, reduced the valuation allowance accordingly.

We continue to record valuation allowances against a portion of foreign tax credit carryforwards and certain state Net Operating Loss (“NOL”) carryforwards based on our assessment that it is more likely than not that taxable income of the appropriate character will not be recognized in the appropriate jurisdictions before the carryforwards expire.  As of December 31, 2014, we have valuation allowances of $2.0 million and $0.6 million recorded against foreign tax credit carryforwards and state NOL carryforwards, respectively.

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

Insurance.  We self‑insure a portion of our risk for health benefits and workers’ compensation.  We maintain insurance coverage for other business risks including general liability insurance.  We retain exposure to potential losses based on deductibles, coverage limits, and self‑insured retentions.  We charged approximately $10.0 million, $7.8 million and $6.6 million to expense during the years ended December 31, 2014, 2013 and 2012, respectively, for health benefits, general liability and workers’ compensation claims incurred and related insurance premiums for excess claim coverage for continuing operations.  Our reserves as of December 31, 2014 and 2013 consisted of estimated amounts unpaid for reported and unreported claims incurred.  Our accrual for all self‑insured risk retention as of December 31, 2014 and 2013 was $0.8 million and $2.7 million, respectively.  As of December 31, 2014, we had $3.2 million in letters of credit outstanding as security for possible workers’ compensation claims.

Recent Accounting Guidance.  For a discussion of recent accounting guidance and the expected impact that the guidance could have on our consolidated financial statements, see Note 2—Summary of Significant Accounting Policies included in our consolidated financial statements included in this Annual Report on Form 10‑K.

Year 2014 Results

Consolidated financial operating information for the most recent three years is summarized below.  This information, as well as the selected financial data provided in Item 6 and our Consolidated Financial Statements and related notes included in this Annual Report on Form 10‑K, should be referred to when reading our discussion and analysis of results of operations below.

	Years Ended December 31,
($ in thousands)	2014	2013	2012
Revenue	$538,545	$484,218	$462,828
Cost of revenue	447,715	399,214	379,774
Gross profit	90,830	85,004	83,054

Selling and marketing expenses	9,814	9,319	6,583
General and administrative expenses	55,892	57,041	53,269
Depreciation and amortization expense(1)	8,535	6,599	2,756
Total operating expenses	74,241	72,959	62,608
Operating income	16,589	12,045	20,446

Interest expense, net	1,710	893	1,563
Other (income) expense, net	(288)	83	282
Income from continuing operations before income tax	15,167	11,069	18,601
Income tax expense (benefit)	4,017	(437)	1,031
Income from continuing operations	11,150	11,506	17,570
Discontinued operations:
(Loss) income from discontinued operations, net of tax	(1)	279	284
Loss on disposal, net of tax	—	—	(260)
(Loss) income from discontinued operations	(1)	279	24
Net income	$11,149	$11,785	$17,594

(1)	Excludes depreciation and amortization expense for the years ended December 31, 2014, 2013 and 2012 of $1,736, $1,435 and $941 included in cost of revenue, respectively.

Backlog:

Our backlog consists of firm orders or blanket authorizations from our customers.  Backlog may vary significantly from reporting period to reporting period due to the timing of customer commitments.  The time between receipt of an order and actual completion, or delivery, of our products varies from a few weeks, in the case of inventoried precision parts, to a year or more, in the case of custom designed gas turbine auxiliary products, SCR systems and other major plant components.  We add a booking to our backlog for Product Solutions segment orders when we receive a purchase order or other written contractual commitment from a customer.  We reduce Product Solutions segment backlog as revenue is recognized, or upon cancellation.  The maintenance services we provide through our Nuclear Services segment and Energy Services segment are typically carried out under long‑term contracts spanning several years.  Upon signing a multi‑year maintenance contract with a customer for services, we add to our backlog only the first twelve months of work that we expect to perform under the contract.  Additional work that is not identified under the original contract is added to our backlog when we reach an agreement with the customer as to the scope and pricing of that additional work.  Capital project awards are typically defined in terms of scope and pricing at the time of contractual commitment from the customer.  Upon receipt of a customer commitment, capital project bookings are added to our backlog at full contract value regardless of the time frame anticipated to complete the project.  Maintenance services and capital project bookings are removed from our backlog as work is performed and revenue is recognized, or upon cancellation.

Backlog is not a measure defined by generally accepted accounting principles, and our methodology for determining backlog may vary from the methodology used by other companies in determining their backlog amounts.  Backlog may not be indicative of future operating results and projects in our backlog may be cancelled, modified or otherwise altered by our customers.

The following table shows our backlog, by segment, as of December 31, 2014, 2013 and 2012:

	Backlog as of December 31,
($ in thousands)	2014	2013	2012
Product Solutions	$152,466	$176,621	$113,193
Nuclear Services	210,689	196,674	252,715
Energy Services	26,259	17,028	27,846
Total	$389,414	$390,323	$393,754

The Product Solutions backlog at December 31, 2014 was impacted by a decline in OEM gas turbine order volume.  In 2014, the number of gas turbine orders received by original equipment manufacturers (“OEMs”) was down significantly over the previous 5 year average.  Customer delays in the awarding of projects also impacted our 2014 bookings.  However, the pipeline for new projects and equipment is robust entering into 2015, and given that the Product Solutions business supplies equipment into many areas of a given power generation plant, we believe orders will pick-up in 2015.  Additionally, the Infrastructure and certain Industrial markets remain strong.  Many of these projects require back-up power and electrical control houses.  The number of orders for this equipment increased 28% in 2014 and the pipeline for 2015 is growing.  We expect an estimated $17.2 million of backlog for this segment to convert to revenue beyond 2015.  The book-to-bill ratio was 0.89 to 1.0 during the year ended December 31, 2014.

The Nuclear Services backlog increase at December 31, 2014 was primarily due to a large, multi-year project being booked during the fourth quarter of 2014.  We expect an estimated $33.9 million of backlog for this segment to convert to revenue beyond 2015.  The book‑to‑bill ratio was 1.06 to 1.0 during the year ended December 31, 2014.

The Energy Services segment backlog increased as a result of our focus on mid-stream oil and gas market project work in 2014.  We estimate the entire Energy Services segment backlog will convert to revenue in 2015.  The book-to-bill ratio was 1.21 to 1.0 during the year ended December 31, 2014.

Year ended December 31, 2014 compared to year ended December 31, 2013

Revenue

			Variance
($ in thousands)	2014	2013	$	%
Product Solutions	$222,250	$208,194	14,056	6.8
Nuclear Services	246,624	234,852	11,772	5.0
Energy Services	69,671	41,172	28,499	69.2
Total	$538,545	$484,218	54,327	11.2

Product Solutions Segment.  Revenue from our Electrical Solutions group increased by $9.9 million, while revenue from our Auxiliary Products group increased by $4.2 million.  The increase in our Electrical Solutions group was primarily the result of including a full year of IBI revenue in 2014 as opposed to six months in 2013 (a $15.5 million increase) partially offset by a $4.7 million decrease in tanks and generator enclosures with tanks.  We experienced growth in our Auxiliary Products group from increased commercial efforts resulting in an $8.4 million increase in exhaust systems and a $5.7 million increase in filter house systems.  These increases were partially offset by a $6.1 million decrease in SCR systems and a $2.8 million decrease in cabs.

Nuclear Services Segment Revenue.  A primary driver of the increase in Nuclear Services segment revenue was a large fixed price project under which we earned $23.4 million in 2014.  That increase was partially offset by the non-recurrence of certain outage related 2013 revenue.

Energy Services Segment Revenue.    The increase in Energy Services segment revenue was primarily driven by a $20.1 million increase in mid-stream oil and gas market project work, a $6.3 million increase in our alliance contracts, a $9.0 million increase in Hetsco construction and fabrication projects and a $5.3 million increase as a result of including a full year of revenue from Hetsco as opposed to eight months in 2013.  These increases were partially offset by a decrease of $12.1 million in revenue related to a 2013 project which was non-recurring work.

Revenue by Destination Shipped or Services Performed

The geographic dispersion of where products were shipped or services performed during the years ended 2014 and 2013 was as follows:

Product Solutions Segment:

			Variance
($ in thousands)	2014	2013	$	%
United States	$126,240	$82,966	43,274	52.2
Canada	4,631	18,462	(13,831)	(74.9)
Europe	10,334	6,314	4,020	63.7
Mexico	798	7,283	(6,485)	(89.0)
Asia	18,332	23,624	(5,292)	(22.4)
Middle East	39,485	40,573	(1,088)	(2.7)
South America	4,719	21,781	(17,062)	(78.3)
Other	17,711	7,191	10,520	146.3
Total	$222,250	$208,194	14,056	6.8

Nuclear Services Segment:

All revenue from the Nuclear Services segment is U.S. based.

Energy Services Segment:

			Variance
($ in thousands)	2014	2013	$	%
United States	$68,259	$40,337	27,922	69.2
Canada	257	69	188	272.5
Asia	627	315	312	99.0
Middle East	186	188	(2)	(1.1)
South America	342	—	342	100.0
Other	—	263	(263)	(100.0)
Total	$69,671	$41,172	28,499	69.2

.

Gross Profit / Margin %

			Variance
($ in thousands)	2014	2013	$	%
Product Solutions	$45,106	$47,211	(2,105)	(4.5)
Gross Margin %	20.3%	22.7%
Nuclear Services	34,439	31,512	2,927	9.3
Gross Margin %	14.0%	13.4%
Energy Services	11,285	6,281	5,004	79.7
Gross Margin %	16.2%	15.3%
Total	$90,830	$85,004	5,826	6.9
Gross Margin %	16.9%	17.6%

Product Solutions Segment.  Gross profit in our Auxiliary Products group increased $2.3 million on a $4.2 million increase in revenue resulting in a full year gross margin percentage increase of 90 basis points to 23.2% for the group.  However, the gains from Auxiliary Products only partially offset the $4.4 million decrease in gross profit from our Electrical Solutions group and the associated gross margin percentage decrease of 980 basis points to 13.9% for the group.  The primary driver of the decrease in gross profit for the Electrical Solutions group was significant labor inefficiency at one of the plants acquired in 2013.  Those inefficiencies were identified and addressed in the fourth quarter of 2014 and are expected to be a non-recurring event.

Nuclear Services Segment.  Both the increase in the Nuclear Services segment gross profit as well as the increase in the gross margin percentage are a result of achieving operational efficiencies on a $23.4 million fixed price contract during 2014.

Energy Services Segment.  The increase in Energy Services segment gross profit was primarily due to Hetsco revenues, with an associated 29.9% gross margin percentage, increasing from 25.6% of total segment revenue in 2013 to 38.5% of total segment revenue in 2014.  That increase was partially offset by a $1.5 million loss recorded in 2014 on a fixed price contract, which is expected to be a non-recurring event.

Operating Expenses

			Variance
($ in thousands)	2014	2013	$	%
Selling and Marketing Expenses	$9,814	$9,319	495	5.3
General and Administrative Expenses	55,892	57,041	(1,149)	(2.0)
Depreciation and Amortization Expense(1)	8,535	6,599	1,936	29.3
Total	$74,241	$72,959	1,282	1.8

(1)Excludes depreciation and amortization expense for the years ended December 31, 2014 and 2013 of $1,736 and $1,435 included in cost of revenue, respectively.

Selling and Marketing Expenses.  Consolidated selling and marketing expenses include the costs associated with selling and marketing our products and services.  Major components of these costs are personnel, sales commissions, sales promotion, advertising, literature, bidding, estimating and trade shows.  Consolidated selling and marketing expenses increased by $0.5 million year over year,  while we generated an additional $54.3 million (11.2% increase)  of revenue.

General and Administrative Expenses.  Consolidated general and administrative expenses include the costs associated with conducting our business, including general management, compensation and benefits of employees that are not direct costs of active projects, officers and directors, legal and professional fees and other general expenses.  Consolidated general and administrative expenses remained constant year over year as a result of the non-recurrence of the $4.9 million of transaction and integration costs for the purchases of Hetsco and IBI (the “2013 Acquisitions”) being offset by the inclusion in 2014 of a full year of operating expenses for Hetsco and IBI.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses consist primarily of depreciation of fixed assets and amortization of definite‑lived intangible assets and excludes amounts included in cost of revenue.  Amortization expense increased by $1.7 million in 2014 as a result of including a full year of expense related to the definite lived intangibles from the 2013 Acquisitions.

Operating Income / (Loss)

			Variance
($ in thousands)	2014	2013	$	%
Product Solutions	$9,078	$8,963	115	1.3
Nuclear Services	10,114	7,902	2,212	28.0
Energy Services	(2,603)	(4,820)	2,217	(46.0)
Total	$16,589	$12,045	4,544	37.7

Product Solutions Segment.  Although 2014 gross profit decreased by $2.1 million as the result of inefficiencies in our Electrical Solutions group, operating income for the year increased primarily as a result of a $2.2 million reduction in operating expenses.  The operating expenses decrease was driven by the non-recurrence of $2.5 million of 2013 transaction and integration costs related to the IBI acquisition and a year-over-year $1.1 million credit to operating expenses from transaction-based foreign exchange gains.  Those decreases to operating expenses were partially offset by the inclusion of the full year of IBI operating expenses in 2014 versus six months in 2013.  Operating margin percentage stayed relatively stable at 4.1% in 2014 as compared to 4.3% in 2013.

Nuclear Services Segment.  Operating income increased in 2014 as a result of the combination of increased revenue and increased gross margin percentage driving a $2.9 million increase in gross profit along with a $1.1 million decrease in selling and marketing expenses as resources were redirected to the Energy Services segment.  These increases to operating income were partially offset by a $1.7 million increase in incentive compensation resulting from improved operational performance.  Operating margin percentage increased to 4.1% in 2014 versus 3.4% in 2013.

Energy Services Segment.  Operating loss decreased as a result of the $5.0 million increase in gross profit driven by both increased revenues and increased gross margin percentage and the non-recurrence of $2.4 million of 2013 transaction and integration costs related to the Hetsco acquisition.  Those increases in operating income were partially offset by a $2.7 million increase in 2014 Hetsco operating expenses due to the inclusion of the full year versus eight months in 2013, a $2.1 million increase in salaries and benefits related primarily to the new divisional structure, and a $0.6 million increase in selling and marketing expenses as resources were focused on the mid-stream oil and gas markets.

Interest Expense, net

			Variance
($ in thousands)	2014	2013	$	%
Interest expense, net	$1,710	$893	817	91.5

Interest expense, net consists of interest on outstanding letters of credit, interest on our unused commitment and amortization of debt issuance costs offset by interest income earned on cash balances.  The 2014 increase is due to the higher utilization of our Revolving Credit Facility as compared to 2013.

Other (Income) Expense, net

			Variance
($ in thousands)	2014	2013	$	%
Other (income) expense, net	$(288)	$83	(371)	(447.0)

The other income we recognized in 2014 is related to foreign currency transaction gains.  We had gains from our European operations holding U.S. dollar denominated cash balances which were partially offset by losses on a foreign currency forward exchange contract we entered into the fourth quarter in an attempt to hedge the gains we had recognized through the third quarter.  Additionally, we incurred losses on U.S. dollar denominated payables on the books of our foreign operations.

Income Tax Expense (Benefit)

			Variance
($ in thousands)	2014	2013	$	%
Income tax expense (benefit)	$4,017	$(437)	4,454	(1,019.2)

The increase in income tax expense during 2014 was primarily related to the release of certain foreign tax credit valuation allowances of $4.6 million in 2013, which did not recur in 2014.

As of each reporting date, management considers all evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets.  As of December 31, 2014 and 2013, we achieved a history of positive pre‑tax income and anticipate significant additional future pre‑tax income to be generated from our recently acquired businesses, we anticipate significant favorable, temporary book to tax differences to end in 2015 which will result in higher U.S. Federal taxable income, and we anticipate a significant growth in future foreign source income after allocations of corporate overhead.  For these reasons, management determined that sufficient positive evidence existed as of December 31, 2013 to conclude that it is more likely than not that additional foreign tax credits of $4.6 million are realizable, and therefore, reduced the valuation allowance accordingly.

As of December 31, 2014, we have remaining valuation allowances of $0.6 million for certain state net operating loss (“NOL”) carryforwards which we do not believe are realizable as we do not anticipate future operations in those states.  We also have valuation allowances against foreign tax credit carryforwards of $2.0 million as of December 31, 2014 which will remain in effect until evidence is available that foreign tax credits can be utilized, the foreign tax credits expire, or the related foreign entity is dissolved.

Management’s assessment in 2014 included consideration of all available positive and negative evidence including, among other evidence, the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), recent utilization of NOL carryforwards, historical operating income, projected future taxable income, including foreign source income, customer concentration, tight credit markets and tax planning strategies.  Based on results of the assessment, we determined that it was more likely than not that the U.S. NOL, foreign NOL and certain state NOL carryforwards and certain foreign tax credit carryforwards were realizable based on the guidance provided in ASC 740.

As of December 31, 2014, we would need to generate approximately $65.7 million of future financial taxable income to realize our deferred tax assets.

(Loss) Income from Discontinued Operations, Net of Tax

			Variance
($ in thousands)	2014	2013	$	%
(Loss) income from discontinued operations, net of tax	$(1)	$279	(280)	(100.4)

(Loss) income from discontinued operations, net of tax during the years ended December 31, 2014 and 2013 were fully comprised of the Deltak business unit divested on August 31, 2011.  Income from discontinued operations, net of tax in 2013 consisted primarily of the expiration of warranty periods partially offset by costs incurred on the wind‑down of in‑process contracts and legal and professional fee expenses.

.

Year ended December 31, 2013 compared to year ended December 31, 2012

Revenue

			Variance
($ in thousands)	2013	2012	$	%
Product Solutions	$208,194	$193,676	14,518	7.5
Nuclear Services	234,852	236,278	(1,426)	(0.6)
Energy Services	41,172	32,874	8,298	25.2
Total	$484,218	$462,828	21,390	4.6

Product Solutions Segment.  The composition of our Product Solutions segment revenue varies from period to period based on our product mix, the strength of various geographic markets we serve, and our ability to address those markets.  The geographic dispersion of where products were shipped during the years ended 2013 and 2012 was as follows:

Revenue by Destination Shipped

Product Solutions Segment:

			Variance
($ in thousands)	2013	2012	$	%
United States	$82,966	$56,010	26,956	48.1
Canada	18,462	4,306	14,156	328.8
Europe	6,314	8,583	(2,269)	(26.4)
Mexico	7,283	4,091	3,192	78.0
Asia	23,624	14,920	8,704	58.3
Middle East	40,573	82,596	(42,023)	(50.9)
South America	21,781	17,182	4,599	26.8
Other	7,191	5,988	1,203	20.1
Total	$208,194	$193,676	14,518	7.5

The increase in Product Solutions segment revenue during the year ended December 31, 2013 was primarily due to increased shipments to the U.S., Asia and Mexico and incremental revenue of $15.5 million associated with the 2013 Acquisitions shipped to Canada.  Additionally, power generation activity has increased significantly in our non U.S. markets.

Nuclear Services Segment.    The decrease in Nuclear Services segment revenue was primarily due to an approximate $7.8 million reduction from non-recurring projects for year ended December 31, 2012.  The impact of these non-recurring projects was partially offset by increased outages, and construction support work.  All revenue from this segment is U.S. based.

Energy Services Segment.

			Variance
($ in thousands)	2013	2012	$	%
United States	$40,337	$32,874	7,463	22.7
Canada	69	—	69	100.0
Asia	315	—	315	100.0
Middle East	188	—	188	100.0
South America	—	—	—	100.0
Other	263	—	263	100.0
Total	$41,172	$32,874	8,298	25.2

The increase in Energy Services segment revenue was mainly due to the acquisition of Hetsco, which added $10.6 million.  The increase was partially offset by a decline in fossil fuel plant revenue due to a reduction in the amount of capital project work as well as the completion of a major project in 2012.  All revenue generated in 2013 outside the U.S. was a mix change towards less profitable power generation versus oil and gas products directly attributable to the acquisition of Hetsco.

Gross Profit / Margin %

			Variance
($ in thousands)	2013	2012	$	%
Product Solutions	$47,211	$43,034	4,177	9.7
Gross Margin %	22.7%	22.2%
Nuclear Services	31,512	33,977	(2,465)	(7.3)
Gross Margin %	13.4%	14.4%
Energy Services	6,281	6,043	238	3.9
Gross Margin %	15.3%	18.4%
Total	$85,004	$83,054	1,950	2.3
Gross Margin %	17.6%	17.9%

Product Solutions Segment.    The gross profit in the Product Solutions segment increased during the year ended December 31, 2013.  This increase to gross profit primarily relates to the fourth quarter of 2013 positive adjustment in the amount of $1.3 million to recognize deferred gross profit associated with inter-company projects that were closed in prior periods.  During 2013, the gross profit margin in the power generation business (without the adjustment noted above) decreased due to a continuing product shift from the exhaust systems product to the air intake product.  However, this was partially offset by increased gross profit margin as a result of the 2013 Acquisitions.

Nuclear Services Segment.    The decrease in the Nuclear Services segment gross profit during the year ended December 31, 2013 was primarily due to non-recurring projects, which impacted gross profit dollars by approximately $2.0 million.

Energy Services Segment.    The increase in Energy Services segment gross profit during the year ended December 31, 2013 was primarily due to the acquisition of Hetsco, partially offset by a decrease in gross margin of $2.9 million in the fossil fuel plant margins due to the non-recurring capital project work completed in 2012 and lower gross margins on a major project in 2013 as compared to 2012.

Operating Expenses

			Variance
($ in thousands)	2013	2012	$	%
Selling and Marketing Expenses	$9,319	$6,583	2,736	41.6
General and Administrative Expenses	57,041	53,269	3,772	7.1
Depreciation and Amortization Expense(1)	6,599	2,756	3,843	139.4
Total	$72,959	$62,608	10,351	16.5

(1)Excludes depreciation and amortization expense for the years ended December 31, 2013 and 2012 of $1,435 and $941 included in cost of revenue, respectively.

Selling and Marketing Expenses.    Consolidated selling and marketing expenses include the costs associated with selling and marketing our products and services.  Major components of these costs are personnel, sales commissions, sales promotion, advertising, literature, bidding, estimating and trade shows.  Consolidated selling and marketing expenses increased during the year ended December 31, 2013, resulting from incremental expenses of $1.2 million from the acquisition of Koontz-Wagner and TOG (the “2012 Acquisitions”) and the 2013 Acquisitions, and increased efforts for bid and proposal activity in our organic businesses.

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

Operating Income/ (Loss)

			Variance
($ in thousands)	2013	2012	$	%
Product Solutions	$8,963	$9,271	(308)	(3.3)
Nuclear Services	7,902	8,670	(768)	(8.9)
Energy Services	(4,820)	2,505	(7,325)	(292.4)
Total	$12,045	$20,446	(8,401)	(41.1)

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

Energy Services Segment.    Of the decrease in the Energy Services segment operating income during the year ended

December 31, 2013 as compared to the corresponding period in 2012, $3.7 million was attributable to integration fees, transaction costs and amortization for the acquisition of Hetsco.  The remaining $3.6 million was related primarily to the reduction in volume and gross margins of capital project work not repeated in 2013.

Interest Expense, net

			Variance
($ in thousands)	2013	2012	$	%
Interest expense, net	$893	$1,563	(670)	(42.9)

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

Other Expense, net

			Variance
($ in thousands)	2013	2012	$	%
Other expense, net	$83	$282	(199)	(70.6)

The decrease in other expense, net during the year ended December 31, 2013 was primarily due to remeasuring U.S. dollars held in Europe to the functional Euro currency.

Income Tax (Benefit) Expense

			Variance
($ in thousands)	2013	2012	$	%
Income tax (benefit) expense	$(437)	$1,031	(1,468)	(142.4)

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

As of December 31, 2013, we would need to generate approximately $79.3 million of future financial taxable income to realize our deferred tax assets.

Income from Discontinued Operations, Net of Tax

			Variance
	2013	2012	$	%
Income from discontinued operations, net of tax	$279	$284	(5)	(1.8)

Income from discontinued operations, net of tax during the year ended December 31, 2013 and 2012 was fully comprised of the Deltak business unit, divested on August 31, 2011.  Income from discontinued operations, net of tax in 2013 consisted primarily of the expiration of warranty periods partially offset by costs incurred on the wind-down of in-process contracts and legal and professional fee expenses.

Loss on Disposal of Discontinued Operations, Net of Tax

			Variance
($ in thousands)	2013	2012	$	%
Loss on disposal, net of tax	$—	$(260)	260	(100.0)

The loss on disposal of discontinued operations, net of tax of $0.3 million in 2012 was due to the final settlement with Hamon Deltak, Inc. in connection with the 2011 sale of substantially all of the operating assets of Deltak, L.L.C.

Liquidity and Capital Resources

Cash and Cash Equivalents

As of December 31, 2014, our operating unrestricted cash and cash equivalents decreased by 36.7%, or $5.1 million, to $8.8 million from $13.9 million as of December 31, 2013.  The operating cash balance of $8.8 million as of December 31, 2014 consists of non‑U.S. cash.  In general, the non-U.S. cash is not available to fund U.S. operations.  The operating cash balance of $13.9 million as of December 31, 2013 consisted of $5.4 million of U.S. cash and $8.5 million of non‑U.S. cash.  The $5.4 million decline in U.S. cash relates to additional funds used to the pay down the Revolving Credit Facility by the end of December 31, 2014.

Our principal use of cash is to pay for our strategic acquisitions, customer contract related material, labor and subcontract labor, operating expenses, capital assets, and quarterly cash dividends.  We fund our business objectives, operations, and expansion of our operations through net cash flows from operations and draws against our Revolving Credit Facility.  At December 31, 2014, we had $8.8 million in cash and cash equivalents and $93.7 million available under our Revolving Credit Facility that can be used, along with normal cash flows from operations, to fund any unanticipated shortfalls in future cash flows.

Revolving Credit Facility

On February 21, 2012, we terminated our previous $150.0 million Credit Facility and entered into a new $100.0 million Credit Facility (as amended or supplemented from time to time, the “Revolving Credit Facility”) with Wells Fargo Bank, National Association, as Administrative Agent, U.S. Bank National Association, as Syndication Agent and the various lending institutions party thereto.  The Revolving Credit Facility is a multi‑currency facility with a letter of credit sublimit of $75.0 million not to exceed $50.0 million.  Proceeds of borrowings under the Revolving Credit Facility may be used for working capital, acquisitions and general corporate purposes.  We have given a first priority lien on substantially all of our assets as security for the Revolving Credit Facility that has a maturity date of February 21, 2017.

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

In addition, the Revolving Credit Facility contains certain financial covenants including a maximum consolidated leverage ratio that cannot exceed the ratio of our consolidated funded indebtedness to our consolidated EBITDA for the four most recent quarters.  The agreement defines EBITDA as net income (loss) plus interest expense, net of interest income, income taxes, stock‑based compensation, and depreciation and amortization.  Furthermore, our consolidated interest coverage ratio must be maintained at least at specified minimum levels.  For these purposes, our consolidated interest coverage ratio is the ratio of (a) our consolidated EBITDA for the four most recent quarters to (b) our consolidated interest expense (consisting of all Global Power interest) for that period.

As of December 31, 2014 and 2013, we were in compliance with all debt covenants.  We are subject to interest rate changes on our LIBOR‑based variable interest rate under our Revolving Credit Facility.  During 2014, we borrowed $99.0 million on our Revolving Credit Facility, and we repaid $77.0 million.  As of December 31, 2014, there were $45.0 million of outstanding borrowings on our Revolving Credit Facility, which was recorded as a long‑ term liability on our consolidated balance sheets.  The weighted‑average interest rate on these borrowings was 2.5%.

As of December 31, 2014, $93.7 million was available under our Revolving Credit Facility.  Our ability to access the maximum amount of availability is dependent upon certain conditions as defined in the Revolving Credit Facility.  We pay an unused line fee of 0.25%.

Letters of Credit and Bonds

In line with industry practice, we are often required to provide letters of credit, surety and performance bonds to customers.  These letters of credit and bonds provide credit support and security for the customer if we fail to perform our obligations under the applicable contract with such customer.

The interest rate on letters of credit issued under the Revolving Credit Facility letter of credit sublimit was 1.5% per annum as of December 31, 2014.  Should we need to borrow additional amounts against the revolver facility, we would incur an interest rate of LIBOR or a specified base rate, plus in each case, an additional margin based on the consolidated total leverage ratio.  The Revolving Credit Facility includes additional margin ranges on base rate loans between 0.25% and 1.25% and between 1.25% and 2.25% on LIBOR‑based loans.

As of December 31, 2014, our outstanding stand‑by letters of credit totaled approximately $11.3 million for our U.S. entities and $9.9 million (U.S. dollars) for non‑U.S. entities.  Currently, there are no amounts drawn upon these letters of credit.  In addition, as of December 31, 2014, we had outstanding surety bonds on projects of approximately $45.3 million.

Working Capital

Working capital represents total current assets less total current liabilities.  At December 31, 2014, our working capital increased by $31.8 million, or 29.4%, to $140.2 million from $108.4 million at December 31, 2013.  A primary driver of the increase in working capital was a $21.9 million increase in accounts receivable resulting from a year-over-year $32.2 million increase in fourth quarter revenue.

Net Cash Flows

Discontinued Operations

Cash flows provided by operating activities included operating cash flows from discontinued operations of less than $0.1 million, $0.3 million and $0.3 million during the years ended December 31, 2014, 2013 and 2012, respectively.

Our net consolidated cash flows consisted of the following, for the years ended December 31:

	Years Ended December 31,
($ in thousands)	2014	2013	2012
Statement of cash flow data:
Cash flows provided by (used in):
Operating activities	$(9,818)	$19,738	$(8,650)
Investing activities	(8,064)	(54,270)	(44,201)
Financing activities	15,258	14,862	(15,392)
Effect of exchange rate changes on cash	(2,508)	1,661	703
Change in cash and cash equivalents	$(5,132)	$(18,009)	$(67,540)

Our operating, investing, financing activities and effect of exchange rate changes are described in more detail below.

Operating Activities

For the years ended December 31, 2014, 2013, and 2012, net earnings adjusted for noncash activities provided cash of $28.7 million, $22.1 million, and $29.1 million, respectively, and our working capital accounts used cash of $38.5  million, $2.4 million, and $37.8 million, respectively.

We expect that our net operating cash flows in 2015 and our Revolving Credit Facility will be sufficient to fund our current operations.  There can be no assurance, however, that we will continue to generate cash flows at or above current levels.  Certain events, such as the uncertainty of the worldwide economic environment, could impact our available cash or our ability to generate cash flows from operations.

Investing Activities

During 2014, we used $8.3 million to purchase capital assets and were provided cash from the sale of equipment of $0.2 million and the release of restricted cash relating to the Deltak business unit escrow funds of $0.1 million.

During 2013, we used $49.5 million to invest in the 2013 Acquisitions, purchased capital assets of $5.2 million, were provided cash from the release of restricted cash from escrow of $0.3 million relating to sale of the Deltak business unit and received proceeds from the sale of equipment of $0.1 million.

During 2012, we used $44.5 million to invest in the 2012 Acquisitions, purchased capital assets of $5.8 million and were provided cash from the release of restricted cash relating to the Deltak escrow funds of $6.1 million.

Financing Activities

During 2014, we used $6.1  million of cash to pay dividends and $0.6 million to repurchase stock‑based awards for the payment of employees’ statutory taxes due on stock‑based compensation.    Additionally, we borrowed $99.0 million and paid back $77.0 million under our Revolving Credit Facility.

During 2013, we used $6.2 million of cash to pay dividends and $1.7 million to repurchase stock-based awards for payment of employees’ statutory taxes due on stock-based compensation and recognized debt issuance costs of $0.2 million.  Additionally, we borrowed $67.0 million and paid back $44.0 million under our Revolving Credit Facility.

During 2012, we used $6.8 million of cash to repurchase shares under the stock repurchase program approved in May, 2012,  $4.6 million to pay dividends, $3.0 million to repurchase stock-based awards for the payment of employees’ statutory taxes due on stock-based compensation, and recognized debt issuance costs of $0.9 million.  Additionally, we borrowed $15.0 million and paid back $15.0 million under our Revolving Credit Facility.

Effect of Exchange Rate Changes on Cash

In 2014, the effect of exchange rate changes decreased cash by $2.5 million as compared to an increase in cash in 2013 and 2012 by $1.7 million and $0.7 million, respectively.  The decrease in cash in 2014 primarily resulted from the significant strengthening of the U.S. Dollar against the Euro.

Dividend and Stock Repurchases

In May 2012, our Board of Directors approved a dividend policy related to our common stock.  The dividend declared during each quarter of 2014 and 2013 was $0.09 per share and the dividends paid in each of those quarters totaled approximately $1.5 million.  We anticipate the cash used for future dividends will come from current U.S. cash and from on‑going U.S. operating activities and the cash generated from such activities.  The timing and amounts of any future dividends are subject to determination and approval by our Board of Directors.

Additionally, in May 2012, our Board of Directors authorized a program to repurchase up to two million shares of our common stock.  Under this program we repurchased 421,731 shares of common stock.  No shares were repurchased during 2013 or 2014 and the program expired on June 30, 2014.

Short Term Liquidity Outlook

We remain focused on organic growth and continue to leverage the integration of the 2013 and 2012 Acquisitions which will allow us to generate positive cash flow.  Although we used $9.8 million of cash in operating activities in 2014, that is the natural timing result of strong fourth quarter revenues which remained in accounts receivable at year-end.  We utilize our Revolving Credit Facility as these timing issues arise.  We funded the $6.8 million acquisition of substantially all of the assets of Siemens Energy Packaged Power Solutions (“PPS”) in the first quarter of 2015 with cash on hand.  However, if our existing capital resources (including our ability to draw against our Revolving Credit Facility) or cash flows become insufficient to meet current business plans, projections, and existing capital requirements, we may be required to raise additional funds, which may not be available on favorable terms.

Long Term Liquidity Outlook

We fund our business objectives, operations, and expansion of our operations through net cash flows from operations and draws against our Revolving Credit Facility.  At December 31, 2014, we had $93.7 million available under our Revolving Credit Facility that can be used, subject to certain conditions, along with normal cash flows from operations, to fund any unanticipated shortfalls in future cash flows.  The Revolving Credit Facility has a maturity date of February 21, 2017.

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

Financing

On February 21, 2012, we entered into the Revolving Credit Facility, which replaced our Previous Credit Facility.

Effective December 17, 2013, we exercised our rights under the accordion feature pursuant to and in accordance with the terms of the Revolving Credit Facility, and increased the revolving credit commitments available to us under the Revolving Credit Facility from $100.0 million to $150.0 million.  As of December 31, 2014, we had $45.0 million outstanding under our Revolving Credit Facility and we were in compliance with all financial and other covenants under the Revolving Credit Facility.  During 2014, we borrowed $99.0 million on our Revolving Credit Facility to finance working capital needs and we repaid $77.0 million of the $99.0 million during 2014.

The Revolving Credit Facility allows for borrowings up to $150.0 million, subject to outstanding standby letters of credit and other restrictions.  The facility has a $75.0 million revolving letter of credit facility and provides access to multi‑currency funds.  The Revolving Credit Facility has a maturity date of February 21, 2017.

The Revolving Credit Facility, while structured to support strategic growth initiatives and provide flexibility regarding return on capital alternatives, includes affirmative and negative covenants, including customary limitations on securing additional debt and liens and restrictions on transactions and payments as well as the following two financial covenants:

•

Our maximum consolidated leverage ratio cannot exceed specified limits.  For these purposes, our consolidated leverage ratio on any date is the ratio of our consolidated funded indebtedness to our consolidated EBITDA for the four most recent quarters.  We define EBITDA as net income (loss) plus interest expense, net of interest income, income taxes, stock‑based compensation, and depreciation and amortization.

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

As of December 31, 2014, we were in compliance with all debt covenants.

We are subject to interest rate changes on our LIBOR‑based variable interest rate under our Revolving Credit Facility.  During 2014, we borrowed $99.0 million on our Revolving Credit Facility, and we repaid $77.0 million.  As of December 31, 2014, there were $45.0 million of outstanding borrowings on our Revolving Credit Facility, which was recorded as a long‑term liability on our consolidated balance sheet as of December 31, 2014.  The weighted‑average interest rate on those borrowings was 2.5%.

As of December 31, 2014, $93.7 million was available under our Revolving Credit Facility.  Our ability to access the maximum amount of availability is dependent upon certain conditions as defined in the Revolving Credit Facility.  We pay an unused line fee of 0.25% pursuant to the terms of our Revolving Credit Facility.

Letters of Credit and Bonds.  In line with industry practice, we are often required to provide letters of credit, surety and performance bonds to customers.  These letters of credit and bonds provide credit support and security for the customer if we fail to perform our obligations under the applicable contract with such customer.

The interest rate on letters of credit issued under the Revolving Credit Facility letter of credit sublimit was 1.25% per annum as of December 31, 2014.  Should we need to borrow additional amounts against the Revolving Credit Facility, we would incur an interest rate of LIBOR or a specified base rate, plus in each case, an additional margin based on our consolidated leverage ratio.  The Revolving Credit Facility includes additional margin ranges on base rate loans between 0.25% and 1.25% and between 1.25% and 2.25% on LIBOR‑based loans.

As of December 31, 2014, our outstanding stand‑by letters of credit under the Revolving Credit Facility totaled approximately $11.3 million for our U.S. entities and $9.9 million (U.S. dollars) for non‑U.S. entities.  Currently, there are no amounts drawn upon these letters of credit.  In addition, as of December 31, 2014, we had outstanding surety bonds on projects of approximately $45.3 million.

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

Off‑Balance Sheet Transactions

Our liquidity is currently not dependent on the use of off‑balance sheet transactions but, in line with industry practice, we are often required to provide performance and surety bonds to customers and may be required to provide letters of credit.  If performance assurances are extended to customers, generally our maximum potential exposure is limited in the contract with our customers.  We frequently obtain similar performance assurances from third party vendors and subcontractors for work performed in the ordinary course of contract execution.  However, the total costs of a project could exceed our original cost estimates, and we could experience reduced gross profit or possibly a loss for a given project.  In some cases, if we fail to meet certain performance standards, we may be subject to contractual liquidated damages.

As of December 31, 2014, we had a contingent liability for issued and outstanding stand‑by letters of credit, generally issued to secure performance on customer contracts.  As of December 31, 2014, the balance of stand‑by letters of credit totaled approximately $11.3 million for U.S. entities and $9.9 million (U.S. dollars) for non‑U.S. entities.  Currently, there are no amounts drawn upon these letters of credit.  In addition, as of December 31, 2014, we had outstanding surety bonds on projects of approximately $45.3 million.  Our subsidiaries provide financial guarantees for certain contractual obligations in the ordinary course of business.  As of December 31, 2014, the balance of these financial guarantees was no greater than $32.8 million.

Contractual Obligations

Our cash requirements as of December 31, 2014 for contractual obligations were as follows:

		Less than			More than
($ in thousands)	Total	1 year	1 - 3 years	3 - 5 years	5 years
Operating Lease Obligations(1)	$12,008	$3,156	$4,287	$2,142	$2,423
Debt Obligations(2)	45,000	—	45,000	—	—
Total	$57,008	$3,156	$49,287	$2,142	$2,423

(1)

We enter into operating leases in the normal course of business.  Some lease agreements provide us with the option to renew the leases or purchase the leased property.  Our future operating lease payments would change if we exercised these renewal options and if we entered into additional operating lease agreements.

(2)	Debt obligations relate to amounts outstanding under our Revolving Credit Facility.

The table above does not include potential payments relating to our:

•

Commitment fees of $0.1 million for unused lines of credit as management believes that our interest expense on the unused line will not have a material impact on our cash flows and financial positions;

•	uncertain tax positions of $4.8 million as of December 31, 2014, as we cannot reasonably predict the timing of the net cash outflows associated with the settlement of these obligations; or

•

interest which may become due on the constantly changing outstanding balances under our Revolving Credit Agreement, as we cannot reasonably predict the timing of the cash outflows associated with those payments.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We may be exposed to market risk through changes in interest rates and foreign currency exchange fluctuations.  We have established policies to monitor and control these market risks.

Foreign Exchange Rate Risk.  We operate in a number of international areas and are involved in transactions denominated in currencies other than the U.S. dollar, which exposes us to foreign currency exchange rate risk.  While we have from time‑to‑time used derivative instruments to hedge our foreign currency transactions, we do not hold or issue foreign currency forward contracts, option contracts or other derivative financial instruments for speculative purposes.  During 2014, we entered into two foreign currency forward exchange contracts, both of which involved the Euro and were outstanding as of December 31, 2014.  See Note 7, Financial Instruments to our consolidated financial statements for a discussion of those two contracts.  We did not enter into any such instruments during the year ended December 31, 2013.

Foreign Exchange Rate Sensitivity.  Based on our currency forward contracts in place as of December 31, 2014, a 10% strengthening or weakening of the Euro against the U.S. dollar from year-end exchange rates would increase or decrease our 2014 pretax income by approximately $1.4 million.

Interest Rate Risk.  Our primary market risk exposure is volatility of interest rates, primarily in the U.S.  We are subject to interest rate changes on our LIBOR‑based variable interest rate under our Revolving Credit Facility.  As of December 31, 2014, we had $45.0 million outstanding on our Revolving Credit Facility.  During 2014, we borrowed $99.0 million and repaid $77.0 million on our Revolving Credit Facility.

Interest Rate Sensitivity.    Based on the absence of any term loan borrowings as of December 31, 2014, a 50 basis point fluctuation in short‑term interest rates would have a $0.2 million impact on our expected pre‑tax income on an annual basis.

.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rules 13a‑15(e) and 15d‑15(e)under the Exchange Act.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a‑15(f) and 15d‑15(f).  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Internal Control—Integrated Framework (2013) summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring.  Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

BDO USA, LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10‑K, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2014, as stated in their reports on pages F-2 and F-3 of this report.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2014, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Item 10 with respect to the executive officers and key employees is included in Part I of this Annual Report on Form 10‑K.

The information required by Item 10 with respect to the directors is incorporated by reference to the information included under the caption “Election of Directors” in our Proxy Statement for the 2015 Annual Meeting of Stockholders, which we plan to file within 120 days after December 31, 2014, the end of our fiscal year.

The information required by Item 10 with respect to compliance with Section 16 of the Exchange Act is incorporated by reference to the information included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2015 Annual Meeting of Stockholders.

The information required by Item 10 with respect to the audit committee and the audit committee financial expert is incorporated by reference to the information included under the caption “The Board, its Committees and its Compensation Board Leadership and Committee Composition—Audit Committee” in our Proxy Statement for the 2015 Annual Meeting of Stockholders.

The information required by Item 10 with respect to the Code of Business Conduct and Ethics is posted on our website at www.globalpower.com, in the Investor Relations section under “Corporate Governance—Code of Business Conduct and Ethics of Global Power”.

We will post information regarding any amendment to, or waiver from, our Code of Business Conduct and Ethics on our website at www.globalpower.com in the Investor Relations section under “Corporate Governance.”

Item 11.  Executive Compensation.

The information required by Item 11 is incorporated by reference to the information included under the captions “Executive Compensation,” “The Board, its Committees and its Compensation—Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis” and “Compensation Committee Report” in our Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to the information included under the captions “Equity Compensation Plan Table” and “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The information required by Item 13 with respect to certain relationships and related transactions is incorporated by reference to the information included under the captions “Certain Relationships and Related Transactions” and “The Board, its Committees and its Compensation—Director Independence” in our Proxy Statement for the 2015 Annual Meeting of Stockholders.

The information required by Item 13 with respect to director independence is incorporated by reference to the information included under the captions “Certain Relationships and Related Transactions” and “The Board, its Committees and its Compensation—Director Independence” in our Proxy Statement for the 2015 Annual Meeting of Stockholders.

Item 14.  Principal Accountant Fees and Services.

The information required by Item 14 with respect to the fees and services of BDO USA, LLP, our independent registered public accounting firm, and the audit committee’s pre‑approved policies and procedures, are incorporated by reference to the information included under the caption “Fees Paid to Auditors” in our Proxy Statement for the 2015 Annual Meeting of Stockholders.

Part IV

Item 15.  Exhibits and Financial Statement Schedules.

Documents filed as part of this Report:

Financial Statements:  The following reports of independent accountants and our consolidated financial statements are set forth in the index beginning on page F-1:

•	Reports of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2014 and 2013

•	Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013 and 50

2012

•	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

•	Notes to Consolidated Financial Statements

The following financial statement schedule is contained on page F-44 in this Report.

•	Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2014, 2013 and 2012

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

List of Exhibits

See Index to Exhibits on the pages below.  We agree to furnish to the SEC, upon request, copies of any long‑term debt instruments that authorize an amount of securities constituting 10% or less of the total assets of Global Power on a consolidated basis.

F-4Consolidated financial statements as of December 31, 2014 and 2013, and for the years ended December 31, 2014, 2013 and 2012.

Exhibits:  The following exhibits are furnished as exhibits to this Form 10‑K:

Exhibit	Description
2.1

Membership Interest Purchase and Sale Agreement, dated as of July 14, 2012, by and among Global Power, Koontz‑Wagner Holdings, LLC and, solely with respect to Sections 7.12(b)(2) and 7.12(c) thereof, High Street Capital III SBIC, L.P. (filed as Exhibit 10.3 to our Form 10‑Q filed with the commission on August 9, 2012 and incorporated herein by reference).

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

3.3	Second Amended and Restated By‑Laws of Global Power (filed as Exhibit 3.2 to our Form 10 filed with the Commission on April 30, 2010 and incorporated herein by reference).

3.4	Third Amended and Restated By‑Laws of Global Power (filed as Exhibit 3.1 to our Form 10‑Q filed with the Commission on August 15, 2011 and incorporated herein by reference).

10.1

Credit Agreement, dated as of January 22, 2008 (the “Credit Agreement”), by and among Global Power, certain of its subsidiaries, Morgan Stanley Senior Funding, Inc., Morgan Stanley & Co. Incorporated, The CIT Group/Business Credit Inc., General Electric Capital Corporation, and the other lenders from time to time party thereto (filed as Exhibit 10.1 to our Amendment No. 2 to Form 10 filed with the Commission on July 20, 2010 and incorporated herein by reference).+

10.2

Amendment No. 1 to the Credit Agreement, effective as of April 24, 2008 (filed as Exhibit 10.2 to our Amendment No. 2 to Form 10 filed with the Commission on July 20, 2010 and incorporated herein by reference).

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

10.6

Management Incentive Co‑Investment Plan of Global Power, dated as of December 4, 2007 (filed as Exhibit 10.8 to our Form 10 filed with the Commission on April 30, 2010 and incorporated herein by reference).*

10.7	Global Power 2008 Management Incentive Plan (filed as Exhibit 10.9 to our Form 10 filed with the Commission on April 30, 2010 and incorporated herein by reference).*

10.8	Global Power Incentive Compensation Plan (filed as Exhibit 10.10 to our Form 10 filed with the Commission on April 30, 2010 and incorporated herein by reference).*

10.9	Global Power 2008 Director’s Equity Incentive Plan (filed as Exhibit 10.14 to our Form 10 filed with the Commission on April 30, 2010 and incorporated herein by reference).*

10.10

Employment Agreement, dated as of March 22, 2010, by and between Global Power and Tracy D. Pagliara (filed as Exhibit 10.22 to our Amendment No. 2 to Form 10 filed with the Commission on July 20, 2010 and incorporated herein by reference).*

10.11

Amendment No. 4 to the Credit Agreement, effective as of June 25, 2010 (filed as Exhibit 10.23 to our Amendment No. 2 to Form 10 filed with the Commission on July 20, 2010 and incorporated herein by reference).

10.12	Amended and Restated Global Power Incentive Compensation Plan (filed as Exhibit 10.1 to our Form 10‑Q filed with the Commission on May 16, 2011 and incorporated herein by reference).*

10.13	Global Power 2011 Equity Incentive Plan (filed as Exhibit 10.1 to our Form 8‑K filed with the Commission on May 24, 2011 and incorporated herein by reference).*

10.14

Asset Purchase Agreement by and between Deltak, L.L.C. and Hamon Acquisitions, Inc. Dated as of August 5, 2011 (filed as Exhibit 10.1 to our Form 10‑Q filed with the Commission on August 15, 2011 and incorporated herein by reference).

10.15	Amendment No. 5 to the Credit Agreement, effective as of August 5, 2011 (filed as Exhibit 10.2 to our Form 10‑Q filed with the Commission on August 15, 2011 and incorporated herein by reference).

10.16

Credit Agreement, dated as of February 21, 2012 (the “New Credit Agreement”), by and among Global Power, certain of its subsidiaries, Wells Fargo Bank, National Association, U.S. Bank National Association, and the other lenders from time to time party thereto (filed as Exhibit 10.26 to our Form 10‑K filed with the Commission on March 14, 2012 and incorporated herein by reference).

10.17

Amendment No. 1 to the New Credit Agreement, dated as of April 25, 2012, entered into by and among Global Power, certain of its subsidiaries, Wells Fargo Bank, National Association, U.S. Bank National Association, and the other lenders from time to time party thereto (filed as Exhibit 10.1 to our Form 10‑Q filed with the Commission on May 1, 2012 and incorporated herein by reference).

10.18

Retirement Agreement by and between David L. Keller and Global Power, dated as of June 6, 2012 (filed as Exhibit 10.1 to our Form 8‑K filed with the Commission on June 12, 2012 and incorporated herein by reference).*

10.19

Employment Agreement by and between Luis Manuel Ramírez and Global Power, dated as of June 6, 2012 (filed as Exhibit 10.2 to our Form 8‑K filed with the Commission on June 12, 2012 and incorporated herein by reference).*

10.20

Amendment No. 2 to the New Credit Agreement, dated as of July 19, 2012, entered into by and among Global Power, certain of its subsidiaries, Wells Fargo Bank, National Association, U.S. Bank National Association, and the other lenders from time to time party thereto (filed as Exhibit 10.4 to our Form 10‑Q filed with the Commission on August 9, 2012 and incorporated herein by reference).

10.21

Amendment to Attachment A of the Form of Global Power Restricted Shares Unit Agreement (filed as Exhibit 10.5 to our Form 10‑Q/A filed with the Commission on August 20, 2012 and incorporated herein by reference).*

10.22	Form of Global Power Restricted Shares Award Agreement (filed as Exhibit 10.1 to our Form 10‑Q filed with the Commission on November 8, 2012 and incorporated herein by reference).*

10.23	Global Power Short‑Term Incentive Plan (filed as Exhibit 10.1 to our Form 8‑K filed with the Commission on February 26, 2014 and incorporated herein by reference).*

10.24

Amendment No. 3 to the New Credit Agreement, dated as of March 4, 2013 and effective as of December 7, 2012, entered into by and among Global Power, certain of its subsidiaries, Wells Fargo Bank, National Association, U.S. Bank National Association, and the other lenders from time to time party thereto (filed as Exhibit 10.29 to our Form 10‑K filed with the Commission on March 7, 2013 and incorporated herein by reference).

10.25	Form of Global Power Restricted Shares Unit Agreement (filed as Exhibit 10.30 to our Form 10‑K filed with the Commission on March 7, 2013 and incorporated herein by reference).*

10.26

Separation Agreement by and between Kenneth W. Robuck and Global Power, dated as of June 24, 2013 and effective July 1, 2013 (filed as Exhibit 10.1 to our Form 8‑K filed with the Commission on June 28, 2013 and incorporated herein by reference).*

10.27

Severance Arrangement, by and between Raymond K. Guba and Global Power, dated as of November 18, 2013 (filed as Exhibit 10.1 to our Form 8‑K filed with the Commission on November 18, 2013 and incorporated herein by reference).*

10.28

Lender Joinder Agreement, dated as of December 17, 2013, by and among Global Power Equipment Group, as the borrower, certain other subsidiaries of the borrower, Wells Fargo Bank, National Association, as administrative agent, and U.S. Bank, National Association, Branch Banking and Trust Company and JP Morgan Chase Bank, N.A., as lenders (filed as Exhibit 10.1 to our Form 8‑K filed with the Commission on December 17, 2013 and incorporated herein by reference).

10.29	Global Power Equipment Group Inc. Executive Severance Plan (filed as exhibit 10.34 to our Form 10-K filed with the Commission on March 17, 2014 and incorporated herein by reference).*

10.30	Offer letter to Penny Sherrod‑Campanizzi dated as of October 1, 2012 (filed as exhibit 10.35 to our Form 10-K filed with the Commission on March 17, 2014 and incorporated herein by reference).*

10.31	Offer letter to Melanie Barth dated as of November 3, 2012 (filed as exhibit 10.36 to our Form 10-K filed with the Commission on March 17, 2014 and incorporated herein by reference).*

10.32	Offer letter to Raymond K. Guba dated as of October 3, 2013 (filed as exhibit 10.37 to our Form 10-K filed with the Commission on March 17, 2014 and incorporated herein by reference).*

10.33

Consulting Services Agreement, by and between David L. Willis and Global Power, dated as of November 18, 2013 (filed as exhibit 10.38 to our Form 10-K filed with the Commission on March 17, 2014 and incorporated herein by reference).*

10.34

Fourth Amendment and Limited Waiver to the New Credit Agreement, effective as of December 22, 2014, by and among Global Power, Wells Fargo Bank, National Association, U.S. Bank National Association, and the other lenders from time to time party thereto. ♦

10.35	Employment Agreement by and between Luis Manuel Ramirez and Global Power, dated as of March 31, 2014 (filed as Exhibit 10.1 to our Form 8‑K filed with the Commission on April 14, 2014).*

10.36	Offer letter to Keri Jolly dated as of August 4, 2014.* ♦

10.37	Separation Agreement by and between Penny Sherrod-Campanizzi and Global Power, dated as of January 5, 2015. * ♦

14.1	Code of Business Conduct and Ethics of Global Power Equipment Group (filed as Exhibit 14.1 to our Form 8-K filed with the Commission on July 18, 2014).

18.1	BDO USA, LLP Preferability Letter dated August 26, 2013 (filed as Exhibit 18.1 to our Form 10‑Q filed with the Commission on November 7, 2013 and incorporated herein by reference).

21.1	Subsidiaries of Global Power.♦

23.1	Consent of Independent Registered Public Accounting Firm.♦

24.1	Powers of Attorney for our directors and certain executive officers.♦

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.♦

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.♦

32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.♦

32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.♦

101.INS	XBRL Instance Document♦

101.SCH	XBRL Taxonomy Extension Schema Document♦

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document♦

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document♦

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document♦

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document♦

*Indicates a management contract or compensatory plan or arrangement.

+We have requested and received confidential treatment of certain information contained in this exhibit under 17 C.F.R. § 200.80(b)(4) and § 240.24b‑2.

♦Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Form to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 9, 2015

President and Chief Executive Officer
GLOBAL POWER

By:	/s/ Luis Manuel Ramírez
Luis Manuel Ramírez, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Luis Manuel Ramírez	Chief Executive Officer, President and Director (Principal Executive Officer)	March 9, 2015
Luis Manuel Ramírez

/s/ Raymond K. Guba	Chief Financial Officer and Senior Vice President (Principal Financial Officer)	March 9, 2015
Raymond K. Guba

/s/ Carl Bartoli	Director	March 9, 2015
Carl Bartoli

/s/ Terence Cryan	Director	March 9, 2015
Terence Cryan

/s/ Charles Macaluso	Director and Chairman of the Board	March 9, 2015
Charles Macaluso

/s/ Michael Rescoe	Director	March 9, 2015
Michael Rescoe

/s/ Michael E. Salvati	Director	March 9, 2015
Michael E. Salvati

Global Power Equipment Group Inc.

and Subsidiaries

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Global Power Equipment Group Inc.

Irving, Texas

We have audited the accompanying consolidated balance sheets of Global Power Equipment Group Inc. (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedules listed in the accompanying index.  These consolidated financial statements and schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Power Equipment Group Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Global Power Equipment Group Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March  6, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Dallas, Texas

March  6, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Global Power Equipment Group Inc.

Irving, Texas

We have audited Global Power Equipment Group Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in  Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Global Power Equipment Group Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Global Power Equipment Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Global Power Equipment Group Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 6, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Dallas, Texas

March 6, 2015

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$8,810	$13,942
Restricted cash	1	120
Accounts receivable, net of allowance of $787 and $557, respectively	115,351	93,484
Inventories:
Raw material	7,528	6,069
Finished goods	1,177	985
Inventory reserve	(426)	(578)
Costs and estimated earnings in excess of billings	57,918	41,804
Deferred tax assets	5,011	3,301
Other current assets	6,945	8,215
Total current assets	202,315	167,342
Property, plant and equipment, net	22,847	20,644
Goodwill	106,884	109,930
Intangible assets, net	59,070	60,594
Deferred tax assets	2,590	7,630
Other long-term assets	841	1,258
Total assets	$394,547	$367,398
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,856	$19,664
Accrued compensation and benefits	21,213	14,798
Billings in excess of costs and estimated earnings	14,459	12,757
Accrued warranties	1,996	3,261
Other current liabilities	5,583	8,483
Total current liabilities	62,107	58,963
Long-term debt	45,000	23,000
Other long-term liabilities	6,237	5,844
Total liabilities	113,344	87,807
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.01 par value, 170,000,000 shares authorized and 18,395,472 and 18,294,998 shares issued, respectively, and 17,129,119 and 17,059,943 shares outstanding, respectively	184	183
Paid-in capital	71,528	69,049
Accumulated other comprehensive income	(2,252)	3,473
Retained earnings	211,756	206,898
Treasury stock, at par (1,266,353 and 1,235,055 common shares, respectively)	(13)	(12)
Total stockholders’ equity	281,203	279,591
Total liabilities and stockholders’ equity	$394,547	$367,398

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except per share amounts)

	Years Ended December 31,
	2014	2013	2012
Products revenue	$222,250	$208,194	$193,676
Services revenue	316,295	276,024	269,152
Total revenue	538,545	484,218	462,828
Products cost of revenue	177,144	160,983	150,642
Services cost of revenue	270,571	238,231	229,132
Total cost of revenue	447,715	399,214	379,774
Gross profit	90,830	85,004	83,054

Selling and marketing expenses	9,814	9,319	6,583
General and administrative expenses	55,892	57,041	53,269
Depreciation and amortization expense(1)	8,535	6,599	2,756
Total operating expenses	74,241	72,959	62,608
Operating income	16,589	12,045	20,446

Interest expense, net	1,710	893	1,563
Other (income) expense, net	(288)	83	282
Income from continuing operations before income tax	15,167	11,069	18,601
Income tax expense (benefit)	4,017	(437)	1,031
Income from continuing operations	11,150	11,506	17,570
Discontinued operations:
(Loss) income from discontinued operations, net of tax	(1)	279	284
Loss on disposals, net of tax	—	—	(260)
(Loss) income from discontinued operations	(1)	279	24
Net income	$11,149	$11,785	$17,594
Earnings per common share:
Basic earnings per common share from continuing operations	$0.66	$0.68	$1.04
Basic earnings per common share from discontinued operations	—	0.02	—
Basic earnings per common share	$0.66	$0.70	$1.04

Diluted earnings per common share from continuing operations	$0.65	$0.68	$1.02
Diluted earnings per common share from discontinued operations	—	0.01	—
Diluted earnings per common share	$0.65	$0.69	$1.02

(1)Excludes depreciation and amortization expense for the years ended December 31, 2014, 2013 and 2012 of $1,736, $1,435 and $941 included in cost of revenue, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

($ in thousands)

	Years Ended December 31,
	2014	2013	2012
Net income	$11,149	$11,785	$17,594
Foreign currency translation adjustment	(5,725)	1,661	1,304
Comprehensive income	$5,424	$13,446	$18,898

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ in thousands, except share and per share amounts)

				Accumulated
	Common Shares			Other
	$0.01 Per Share		Paid-in	Comprehensive	Retained	Treasury Shares
	Shares	Amount	Capital	Income (loss)	Earnings	Shares	Amount	Total
Balance, December 31, 2011	16,771,388	$168	$69,495	$508	$188,487	(389,855)	$(4)	$258,654
Stock-based compensation	439,859	4	3,998	—	—	(115,666)	(1)	4,001
Warrants exercised	730,282	7	(5)	—	—	(209,451)	(2)	—
Dividends declared	—	—	—	—	(4,723)	—	—	(4,723)
Stock repurchases	—	—	(6,828)	—	—	(421,731)	(4)	(6,832)
Net income	—	—	—	—	17,594	—	—	17,594
Foreign currency translation	—	—	—	1,304	—	—	—	1,304
Balance, December 31, 2012	17,941,529	179	66,660	1,812	201,358	(1,136,703)	(11)	269,998
Stock-based compensation	353,469	4	2,389	—	—	(98,352)	(1)	2,392
Dividends declared	—	—	—	—	(6,245)	—	—	(6,245)
Net income	—	—	—	—	11,785	—	—	11,785
Foreign currency translation	—	—	—	1,661	—	—	—	1,661
Balance, December 31, 2013	18,294,998	183	69,049	3,473	206,898	(1,235,055)	(12)	279,591
Stock-based compensation	100,474	1	2,479	—	—	(31,298)	(1)	2,479
Dividends declared	—	—	—	—	(6,291)	—	—	(6,291)
Net income	—	—	—	—	11,149	—	—	11,149
Foreign currency translation	—	—	—	(5,725)	—	—	—	(5,725)
Balance, December 31, 2014	18,395,472	$184	$71,528	$(2,252)	$211,756	(1,266,353)	$(13)	$281,203

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Years Ended December 31,
	2014	2013	2012
Operating activities:
Net income	$11,149	$11,785	$17,594
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax provision (benefit)	3,331	(2,051)	(851)
Depreciation and amortization on plant, property and equipment and intangible assets	10,271	8,034	3,697
Amortization on deferred financing costs	229	184	1,244
Loss on disposals of equipment	635	—	—
Pre-tax loss on disposals of discontinued operations	—	—	400
Stock-based compensation	3,081	4,145	7,035
Changes in operating assets and liabilities, net of businesses acquired and sold:
(Increase) decrease in accounts receivable	(23,215)	9,338	(34,643)
(Increase) decrease in inventories	(2,035)	572	(736)
(Increase) decrease in costs and estimated earnings in excess of billings	(17,797)	10,410	(14,340)
(Increase) decrease in other current assets	(1,091)	(2,385)	725
(Increase) decrease in other assets	(1,118)	124	(416)
(Decrease) increase in accounts payable	(131)	(11,037)	11,251
Increase (decrease) in accrued and other liabilities	5,990	(4,783)	(1,722)
Decrease in accrued warranties	(1,228)	(811)	(1,234)
Increase (decrease) in billings in excess of costs and estimated earnings	2,111	(3,787)	3,346
Net cash (used in) provided by operating activities	(9,818)	19,738	(8,650)
Investing activities:
Acquisitions, net of cash acquired	(725)	(49,451)	(44,492)
Proceeds from sale of business, net of restricted cash and transaction costs	—	306	6,124
Net transfers of restricted cash	119	—	—
Proceeds from sale of equipment	174	71	15
Purchase of property, plant and equipment	(7,632)	(5,196)	(5,848)
Net cash used in investing activities	(8,064)	(54,270)	(44,201)
Financing activities:
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(602)	(1,752)	(3,034)
Debt issuance costs	—	(171)	(924)
Stock repurchases	—	—	(6,832)
Dividends paid	(6,140)	(6,215)	(4,602)
Proceeds from long-term debt	99,000	65,000	15,000
Payments of long-term debt	(77,000)	(42,000)	(15,000)
Net cash provided by (used in) financing activities	15,258	14,862	(15,392)
Effect of exchange rate changes on cash	(2,508)	1,661	703
Net change in cash and cash equivalents	(5,132)	(18,009)	(67,540)
Cash and cash equivalents, beginning of year	13,942	31,951	99,491
Cash and cash equivalents, end of year	$8,810	$13,942	$31,951

Supplemental Disclosures:
Cash paid for interest	$1,478	$566	$515
Cash paid for income taxes, net of refunds	$1,983	$3,378	$2,338

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS AND ORGANIZATION

Global Power Equipment Group Inc. and its wholly owned subsidiaries (“Global Power”,  “we”,  “us”, “our”, or “the Company”)  are comprehensive providers of custom engineered equipment, and modification and maintenance services for customers in the power generation, oil and gas, natural gas, infrastructure and process and industrial markets.  We operate within three reportable segments: Product Solutions, Nuclear Services and Energy Services.  Through our Product Solutions segment, we design, engineer and manufacture gas turbine auxiliary products and control houses for customers throughout the world.  Through our Nuclear Services segment and our Energy Services segment, we provide on‑site specialty modification and maintenance services, outage management, facility upgrade services, specialty maintenance and other industrial services to nuclear, fossil‑fuel and hydroelectric power plants and other industrial operations in the United States (“U.S.”).  Our corporate headquarters are located in Irving, Texas, with various facilities around the U.S. and internationally in The Netherlands, Mexico and China.

We report on a fiscal quarter basis utilizing a “modified”  4‑4‑5 calendar (modified in that the fiscal year always begins on January 1 and ends on December 31).  However, we have continued to label our quarterly information using a calendar convention.  The effects of this practice are modest and only exist when comparing interim period results.  The reporting periods and corresponding fiscal interim periods are as follows:

Reporting Interim Period	Fiscal Interim Period
	2014	2013
Three Months Ended March 31	January 1, 2014 to March 30, 2014	January 1, 2013 to March 31, 2013
Three Months Ended June 30	March 31, 2014 to June 29, 2014	April 1, 2013 to June 30, 2013
Three Months Ended September 30	June 30, 2014 to September 28, 2014	July 1, 2013 to September 29, 2013

Acquisitions:  During 2013 and 2012, we completed the following acquisitions:

		Net Assets
		Acquired	Primary Form of
Business Acquired	Date of Closing	(in millions)	Consideration
IBI, LLC	July 9, 2013	$18.6	Cash
Hetsco Holdings, Inc	April 30, 2013	$32.4	Cash
TOG Holdings Inc	September 5, 2012	$12.2	Cash
Koontz Wagner Custom Controls Holdings LLC	July 30, 2012	$32.3	Cash

Each of the acquired businesses has been included in our results of operations since the date of closing.  Due to the timing of these acquisitions and related operating results, our operating results for the reported periods are not entirely comparable.  See Note 3—Acquisitions.

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

Use of Estimates:  The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes.  Actual results could vary materially from those estimates.

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

Revenue Recognition:  Substantially all of our Product Solutions segment revenue is derived from fixed‑priced contracts.  Revenue for gas turbine auxiliary and control house equipment is recognized on the completed contract method, typically when the unit is shipped.  Certain of these contracts specify separate delivery dates of individual equipment units or require customer acceptance of a product.  In circumstances where separate delivery dates of individual equipment units exist, we recognize revenue when the customer assumes the risk of loss and title for the equipment, which is generally the date the unit is shipped, and corresponding costs previously deferred are charged to expense.  In circumstances where the contract requires customer acceptance of a product in addition to transfer of title and risk of loss to the customer, revenue is either recognized (i) upon shipment when we are able to demonstrate that the customer specific objective criteria have been met or (ii) upon customer acceptance.  Once title and risk of loss have transferred and, where applicable, customer acceptance is complete, we have no further performance obligations.  We recognize revenue for our selective catalytic emission reduction systems (commonly referred to as “SCR”) under the percentage‑of‑completion method based on cost‑to‑cost input measures.

Within Nuclear Services and Energy Services, we enter into a variety of contract structures including cost plus reimbursements, time and material contracts and fixed‑price contracts.  The determination of the contract structure within Nuclear Services and Energy Services is based on the scope of work, complexity and project length, and customer preference of contract terms.  Cost plus and time and material contracts represent the majority of the contracts in Nuclear Services and Energy Services.  For these contract types, we recognize revenue when services are performed based upon an agreed‑upon price for the completed services or based upon the hours incurred and agreed‑upon hourly rates.  Some of our contracts include provisions that adjust contract revenue for safety, schedule or other performance measures.  On cost reimbursable contracts, revenue is recognized as costs are incurred and includes applicable mark‑up earned through the date services are provided.  Revenue on fixed price contracts is recognized under the percentage‑of‑completion method based on cost‑to‑cost input measures.

The percentage‑of‑completion method generally results in the recognition of reasonably consistent profit margins over the life of a contract since management has the ability to produce reasonably dependable estimates of contract billings and contract costs.  We use the level of profit margin that is most likely to occur on a contract.  If the most likely profit margin cannot be precisely determined, the lowest probable level of profit in the range of estimates is used until the results can be estimated more precisely.  Our estimate of the total contract costs to be incurred at any particular time has a significant impact on the revenue recognized for the respective period.  Changes in job performance, job conditions, estimated profitability, final contract settlements and resolution of claims may result in revisions to costs and income, and the effects of such revisions are recognized in the period that the revisions are determined.  Under percentage‑of‑completion accounting, management must also make key judgments in areas such as the percentage‑of‑completion, estimates of project revenue, costs and margin, estimates of total and remaining project hours and liquidated damages assessments.  Any deviations from estimates could have a significant positive or negative impact on our results of operations.

Estimated losses on uncompleted contracts, regardless of whether we account for the contract under the completed contract or percentage-of-completion method, are recognized in the period in which they first become apparent.

We may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts.  We determine the probability that such costs will be recovered based upon evidence such as past practices with the customer, specific discussions or preliminary negotiations with the customer or verbal approvals.  We treat items as a cost of contract performance in the period incurred and will recognize revenue if it is probable that the contract

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

price will be adjusted and can be reliably estimated.

Pre‑contract costs are expensed as incurred.

Cash and Cash Equivalents:  Cash and cash equivalents include cash on hand and on deposit with initial maturities of three months or less.  As of December 31, 2014, the $8.8 million of cash and cash equivalents on our consolidated balance sheets was held outside the U.S.

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

Inventories:  Inventories consist primarily of raw materials and are stated at the lower of first‑in, first‑out cost or market, net of applicable reserves.

Property, Plant and Equipment:  Property, plant and equipment are stated at historical cost, less accumulated depreciation.  For financial reporting purposes, depreciation is calculated using the straight‑line method over the estimated useful lives.  Costs of significant additions, renewals and betterments are capitalized.  When an asset is sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the gain or loss on disposition is reflected in the accompanying consolidated statements of operations.  Depreciation expense related to capital equipment used in production is included in cost of revenue.  Maintenance and repairs are charged to operations when incurred.

Long‑Lived Assets:  Long‑lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If circumstances require a long‑lived asset be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by an asset to the carrying value of the asset.  If the carrying value of the long‑lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value.  Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third‑party independent appraisals, as considered necessary.  We group long‑lived assets by legal entity for purposes of recognition and measurement of an impairment loss as this is the lowest level for which cash flows are independent.

Goodwill and Indefinite Lived Intangible Assets: Goodwill and indefinite lived intangible assets are not amortized to expense, but rather are annually tested for impairment as of October 1 and more frequently if circumstances warrant.  Our indefinite lived intangible assets consist of various trade names used in our businesses.

Our testing of goodwill for potential impairment involves the comparison of each reporting unit’s carrying value to its estimated fair value, which is determined using a combination of income and market approaches.  Similarly, the testing of our trade names for potential impairment involves the comparison of the carrying value for each trade name to its estimated fair value, which is determined using the relief from royalty method.

Impairment write‑downs are charged to results of operations in the period in which the impairment is determined.

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

Insurance.  We self‑insure a portion of our risk for health benefits and workers’ compensation.  We maintain insurance coverage for other business risks including general liability insurance.  We accrue for incurred but not reported claims by utilizing lag studies.

Shipping and Handling Costs:  We account for shipping and handling costs in accordance with ASC 605‑45—Principal Agent Considerations.  Amounts billed to customers in sale transactions related to shipping and handling costs are recorded as revenue.  Shipping and handling costs incurred are included in cost of revenue in the accompanying consolidated statements of operations.

Advertising Costs:  We account for advertising costs in accordance with ASC 720‑35—Advertising Costs.  Generally, advertising costs are immaterial and are expensed as incurred and included in selling and marketing expense.

General and Administrative Expense:  General and administrative expense is primarily comprised of indirect labor and related benefits, legal and professional fees, indirect utilities, office rent, bad debt expense, indirect travel and related expenses.

Stock‑Based Compensation Expense:  We measure and recognize stock‑based compensation expense based on estimated fair values of the stock awards on the date of grant.  Vesting of stock awards is based on certain service, performance and market conditions or service only conditions over a one to four year period.  For all awards with graded vesting other than awards with performance‑ based vesting conditions, we record compensation expense for the entire award on a straight‑line basis over the requisite service period, net of forfeitures.  For graded‑vesting awards with performance‑based vesting conditions, total compensation expense is recognized over the requisite service period for each separately vesting tranche of the award as if the award is, in substance, multiple awards once performance criteria are set.  We recognize stock‑based compensation expense related to performance awards based upon our determination of the potential likelihood of achievement of the performance target at each reporting date, net of estimated forfeitures.  Stock‑based compensation expense is included in operating expenses in the accompanying consolidated statements of operations.

We estimate expected forfeitures of stock‑based awards at the grant date and recognize compensation cost only for those awards expected to vest.  We estimate our forfeiture rate based on several factors including historical forfeiture activity, expected future employee turnover, and other qualitative factors.  We ultimately adjust this forfeiture assumption to actual forfeitures.

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

Under ASC 740, Income Taxes (“ASC 740”), FASB requires companies to assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available positive and negative evidence, using a “more likely than not” standard.  In making such assessments, significant weight is given to evidence that can be objectively verified.  A company’s current or previous operating history are given more weight than its future outlook,

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

although we do consider future taxable income projections, ongoing tax planning strategies and the limitation on the use of carryforward losses in determining valuation allowance needs.  We establish valuation allowances for our deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Derivative Financial Instruments:  ASC 815—Derivatives and Hedging (“ASC 815”), requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position.  For derivatives designated as hedges, gains or losses on fair value hedges are offset in current earnings against the change in fair value of the risk being hedged, while the effective portion of the gain or loss on a cash flow hedging instrument is reported in accumulated other comprehensive income until the hedged item is recognized in earnings.

Adoption of New Accounting Pronouncements:

In November 2014, the FASB issued ASU 2014-17, “Pushdown Accounting “ (“ASU 2014-17”).  In ASU 2014-17, the FASB amended its standard for business combinations and gave acquiring companies more flexibility in determining how newly acquired businesses will value their balance sheets.  Acquired companies now have the option to have the accounting basis used by their new parents “pushed down” onto their financial statements after the deal has closed.  The FASB amendments apply to the separate financial statements of a business or not-for-profit activity after it has been acquired, and were effective immediately upon the issuance of ASU 2014-17.  The Company adopted ASU 2014-17 upon its issuance, but there has been no impact as we have not issued separate financial statements for our acquired companies.

In November 2014, the FASB issued ASU 2014-16, “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity” (“ASU 2014-16”).  This Update requires that, for a hybrid financial instrument issued in the form of a share, an entity shall determine whether the host contract is more akin to an equity instrument or a debt instrument by considering all stated and implied substantive terms and features of the hybrid financial instrument as a whole - including the embedded derivative feature that is being evaluated for potential bifurcation - weighing each term and feature on the basis of the relevant facts and circumstances.  ASU 2014-16 is effective for the Company for fiscal year 2016, and early adoption is permitted.  The Company intends to adopt ASU 2014-16 on January 1, 2016, and does not anticipate any impact on our consolidated financial statements and financial statement disclosures as we do not currently issue or hold hybrid financial instruments in the form of a share.

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

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period” (“ASU 2014-12”).  The FASB issued ASU 2014-12 to clarify that a performance target in a share-based compensation award that could be achieved after an employee completes the requisite service period should be treated as a performance condition that affects the vesting of the award.  As such, the performance target should not be reflected in estimating the grant-date fair value of the award.  ASU 2014-12 is effective for the Company for fiscal year 2016, and early adoption is permitted.  The Company has reviewed its accounting for these types of share-based payments and has determined that we are in compliance with the stated guidelines.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”).  ASU 2014-09 takes effect in 2017 and establishes a comprehensive revenue recognition standard for virtually all industries in U.S.  GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries.  The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services.  It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled.  To accomplish this objective, the standard requires five basic steps:  (i)  identify the contract with the customer, (ii)  identify the performance obligations in the contract, (iii)  determine the transaction price, (iv)  allocate the transaction price to the performance obligations in the contract, and (v)  recognize revenue when (or as) the entity satisfies a performance obligation.  There are three basic transition methods available:  full retrospective, retrospective with certain practical expedients, and a cumulative effect approach.  While we are continuing to evaluate the impact that the implementation of ASU 2014-09 will have on our financial statements and which implementation methodology we will utilize, we believe the implementation of the new standard will generally result in the Company recognizing revenue earlier than we currently do as we will move away from the completed contract method of revenue recognition.

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

Each of the acquired businesses has been included in our results of operations since the date of closing.  Due to the timing of each acquisition and related operating results, our 2014, 2013 and 2012 operating results are not entirely comparable.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On July 9, 2013, we acquired IBI, LLC (“IBI Power” or “IBI”), a leading manufacturer of custom power packaging and integration solutions, including control house systems, generator enclosures and industrial tanks.  The aggregate consideration paid consisted of $18.6 million in cash, after final working capital adjustments and other adjustments of which $0.7 million was payable as of December 31, 2013 and paid in January 2014.  IBI’s financial results have been included in our Product Solutions segment since the acquisition date.

On April 30, 2013, we acquired Hetsco Holdings, Inc. and its wholly owned subsidiary Hetsco, Inc. (together “Hetsco”), a global provider of mission critical brazed aluminum heat exchanger repair, maintenance and safety services to the industrial gas, liquefied natural gas and petrochemical industries.  The aggregate acquisition price consisted of $32.4 million in cash, after final working capital adjustments.  Hetsco’s financial results have been included in our Energy Services segment since the acquisition date.

We funded the purchases of IBI and Hetsco (together, the “2013 Acquisitions”) through a combination of cash on hand and draws on our Revolving Credit Facility.

The following table summarizes the consideration paid for the 2013 Acquisitions and presents the preliminary (as reported in the 2013 Annual Report and Form 10-K) allocation of these amounts to the net tangible and identifiable intangible assets acquired based on the estimated fair values as of the respective acquisition dates.  These allocations require the significant use of estimates and are based on the information that was available to management at the time the 2013 consolidated financial statements were prepared.

2013 Acquisitions Table (as originally presented):

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

In 2014, purchase accounting adjustments were made to goodwill, identifiable intangible assets, current liabilities and deferred tax liability as part of the finalization of the purchase price allocations for the 2013 acquisitions.  The following table summarizes the consideration paid for the 2013 Acquisitions and presents the final allocation of these amounts to the net tangible and identifiable intangible assets based on the estimated fair values as of the respective acquisition dates.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2013 Acquisitions Table (Final):

	2013 Acquisition Activity
($ in thousands)	Hetsco	IBI Power	Total
Current assets, including cash and cash equivalents of $0.9 million	$7,672	$8,304	$15,976
Property, plant and equipment	867	2,822	3,689
Identifiable intangible assets	22,800	9,300	32,100
Goodwill	12,996	4,418	17,414
Total assets acquired	44,335	24,844	69,179
Current liabilities	(1,921)	(6,203)	(8,124)
Long-term deferred tax liability	(8,927)	—	(8,927)
Other long-term liabilities	(1,089)	—	(1,089)
Net assets acquired	$32,398	$18,641	$51,039

The acquired intangible assets from our 2013 Acquisitions consisted of customer relationships, trade names and noncompete agreements.  The following table summarizes the major classes of intangible assets prior to the 2014 purchase accounting adjustments to goodwill and identifiable intangible assets:

2013 Intangible Assets Table (as originally presented):

	Weighted Average
($ in thousands)	Amortization Years	2013
Customer Relationships	7	$16,800
Trade Names	Indefinite	9,200
Noncompetes	5	1,800
		$27,800

2013 Intangible Assets Table (Final):

The following table summarizes the major classes of intangible assets after the 2014 purchase accounting adjustments to goodwill and identifiable intangible assets:

	Weighted Average
($ in thousands)	Amortization Years	2013
Customer Relationships	7	$19,200
Trade Names	Indefinite	11,000
Noncompetes	5	1,900
		$32,100

The amortization period for these intangible assets, except trade names which are indefinite, ranges from five to seven years.  We recorded $3.4 million and $1.7 million of amortization expense related to these intangible assets during the years ended December 31, 2014 and 2013, respectively.  The estimated future aggregate amortization expense of intangible assets from the 2013 Acquisitions as of December 31, 2014 is set forth below:

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands)
For the Fiscal Year Ending December 31—
2015	$3,123
2016	3,123
2017	3,123
2018	2,894
2019	2,743
Thereafter	1,071
Total	$16,077

The $4.4 million of goodwill arising from the IBI Power acquisition into the Product Solutions segment consists largely of expectations that this acquisition broadens our customer base to switchgear original equipment manufacturers (“OEMs”) and adds backup power and distributed power applications to our product portfolio.  Also impacting the IBI goodwill is operational synergies among the IBI Power business and the Koontz Wagner Custom Controls business.  The $13.0 million of goodwill arising from the Hetsco acquisition into the Energy Services segment consists largely of expectations that this acquisition expands our service offerings to the industrial gas market to customers including original equipment manufacturers and owners of petrochemical and industrial gas plants.  The goodwill associated with the IBI Power acquisition is deductible for tax purposes whereas the goodwill associated with the Hetsco acquisition is not deductible for tax purposes.

We incurred $4.9 million of transaction, due diligence and integration costs that are reflected in Hetsco’s and IBI’s general and administrative expenses in our consolidated statements of operations for the year ended December 31, 2013.  Additionally, we incurred $1.9 million of transaction, due  diligence and integration costs related to the 2012 Acquisitions that are reflected in general and administrative expenses in our consolidated statements of operations for the year ended December 31, 2012.

Revenue of approximately $26.1 million and an operating loss before income taxes of approximately $2.1 million are included in our consolidated results of operations for the year ended December 31, 2013 related to the 2013 Acquisitions.  Excluding the $4.9 million of acquisition related costs as well as intangible amortization costs of $1.7 million, the 2013 Acquisitions contributed $4.5 million of pre‑tax operating income during the year ended December 31, 2013.

The following unaudited pro forma information has been provided for illustrative purposes only and is not necessarily indicative of results that would have occurred had the 2013 Acquisitions been in effect since January 1, 2012 and had the 2012 Acquisitions been in effect since January 1, 2011, nor are they necessarily indicative of future results.

	Years Ended December 31,
	(unaudited)
($ in thousands, except per share data)	2013	2012
Revenue	$517,503	$530,656
Income from continuing operations	13,270	18,173
Earnings per share from continuing operations:
Basic	$0.78	$1.08
Diluted	$0.78	$1.05

The unaudited pro forma consolidated results during the years ended December 31, 2013 and 2012 have been prepared by adjusting our historical results to include the 2013 Acquisitions as if they occurred on January 1, 2012 and the 2012 Acquisitions as if they occurred on January 1, 2011.  These unaudited pro forma consolidated historical results were then adjusted for the following:

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

•	an increase in amortization expense due to the incremental intangible assets recorded related to the 2013 and 2012 Acquisitions,

•	a decrease in depreciation expense relating to the net impact of adjusting acquired property and equipment to the acquisition date fair values,

•

a net increase in stock compensation expense associated with restricted stock granted as part of the Hetsco acquisition offset by a reduction in stock compensation expense resulting from the cancellation of Hetsco’s previous stock grants,

•	adjustments to reflect the impact of $1.9 million of transaction costs related to the 2012 Acquisitions as of January 1, 2012,

•	adjustments to reflect the impact of $4.9 million of transaction costs related to the 2013 Acquisitions as of January 1, 2013, and

•	adjustments to tax effect the pro forma results of the 2012 and 2013 Acquisitions at Global Power’s estimated domestic statutory tax rate of 39% for all periods.

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

NOTE 4—DISCONTINUED OPERATIONS AND SALE OF DELTAK ASSETS

In August 2011, we completed the sale of substantially all of the operating net assets of our Deltak business unit, which was part of the Product Solutions segment.  All open contracts not assigned to the buyer were completed by the fourth quarter of 2012; however, warranty periods remained open until the third quarter of 2014.  We have reported the disposition of the Deltak business unit as discontinued operations in accordance with the guidance of ASC 205‑20—Discontinued Operations.

We earned income during 2014, 2013 and 2012 from discontinued operations due to (i) the expiration of warranty periods partially offset by costs incurred on the wind‑down of in‑process contracts, settlement of claims and legal and professional fee expenses related to the sale of Deltak, and (ii) the wind‑down of the large‑scale heat recovery steam generator (“HRSG”) operations.    See Note 15—Commitments and Contingencies to these consolidated financial statements for more information regarding the settlement of claims.

The following table presents selected information regarding the results of our discontinued operations:

	Years Ended December 31,
($ in thousands)	2014	2013	2012
Revenue	$—	$2	$213
Income before income taxes	6	484	329
Income tax expense	(7)	(205)	(45)
Loss on disposal of assets, net of tax	—	—	(260)
(Loss) Income from discontinued operations	$(1)	$279	$24

.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

Our property, plant and equipment balances, by significant asset category, are as follows:

	Estimated	December 31,
($ in thousands)	Useful Lives	2014	2013
Land	—	$687	$761
Buildings and improvements	5 - 39 years	12,888	9,678
Machinery and equipment	3 - 12 years	19,251	18,291
Furniture and fixtures	2 - 10 years	11,578	10,929
Construction-in-progress	—	2,410	3,138
		46,814	42,797
Less accumulated depreciation		(23,967)	(22,153)
Property, plant and equipment, net		$22,847	$20,644

Construction‑in‑progress primarily included building improvements and machinery and equipment as of December 31, 2014 and December 31, 2013.  Depreciation expense related to continuing operations was approximately $4.4 million, $3.8 million and $2.7 million during the years ended December 31, 2014, 2013 and 2012, respectively.  There was no depreciation expense from discontinued operations during the years ended December 31, 2014, 2013  and 2012.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by reportable segment during the years ended December 31, 2014 and 2013 are as follows:

	Product	Nuclear	Energy
	Solutions	Services	Services
($ in thousands)	Segment	Segment	Segment	Total
Balance as of January 1, 2013	$53,945	$30,869	$4,531	$89,345
Goodwill acquired during 2013	5,018	—	15,567	20,585
Balance as of December 31, 2013	58,963	30,869	20,098	109,930
Goodwill acquired during 2014	—	—	—	—
Adjustments to Goodwill during 2014	(475)	—	(2,571)	(3,046)
Balance as of December 31, 2014	$58,488	$30,869	$17,527	$106,884

As more fully described in Note 3—Acquisitions, goodwill acquired during 2013 resulted from our 2013  Acquisitions, while the adjustments to goodwill and the gross carrying amount of our other intangibles during 2014 resulted from our finalization of the purchase accounting related to those acquisitions.

The balances for other intangible assets as of December 31, 2014 are as follows:

	December 31, 2014
	Weighted Average	Gross Carrying	Accumulated
($ in thousands)	Amortization Years	Amount	Amortization	Net Asset
Intangible Assets
Customer Relationships	7.7	$38,500	$(9,917)	$28,583
Noncompetes	5	3,016	(1,129)	1,887
Trade Names	Indefinite	28,600	—	28,600
Total Intangible Assets		$70,116	$(11,046)	$59,070

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the third quarter of 2013, we recorded $27.8 million in intangible assets related to the 2013 Acquisitions, which was revised to $32.1 million during the first quarter of 2014.  This is more fully described in Note 3—Acquisitions.

The balances for other intangible assets as of December 31, 2013 are as follows:

	December 31, 2013
	Weighted Average	Gross Carrying	Accumulated
($ in thousands)	Amortization Years	Amount	Amortization	Net Asset
Intangible Assets
Customer Relationships	7.9	$36,100	$(4,658)	$31,442
Noncompetes	5	2,870	(518)	2,352
Trade Names	Indefinite	26,800	—	26,800
Total Intangible Assets		$65,770	$(5,176)	$60,594

Amortization expense during 2014, 2013 and 2012 was $5.9 million, $4.2 million and $1.0 million, respectively.  The estimated future aggregate amortization expense of other intangible assets as of December 31, 2014 is as follows:

($ in thousands)	December 31,
2015	$5,672
2016	5,649
2017	5,552
2018	5,198
2019	4,808
Thereafter	3,591
Total	$30,470

We annually test our goodwill and trade names for potential impairment as of October 1 in accordance with ASC 350, Intangibles – Goodwill and Other.  In doing so, we determined that we have six reporting units.  The Auxiliary Products and Energy Services operating segments each have a component with dissimilar economic characteristics when compared to the other components in the respective segments – resulting in two reporting units for each of those operating segments.  The Nuclear Services and Electrical Solutions operating segments are comprised of only one component each, and are therefore considered to be reporting units for goodwill impairment testing.

We determine fair values for each of the reporting units using a combination of income and market approaches.  For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk‑adjusted rate.  We use our internal forecasts to estimate future cash flows and include an estimate of long‑term future growth rates based on our most recent views of the long‑term outlook for each reporting unit.  We also use three market approaches to estimate the fair value of our reporting units  utilizing comparative market multiples in the valuation estimates.  While the income approach has the advantage of utilizing more company specific information, the market approaches have the advantage of capturing market based transaction pricing.  Estimated fair value of all of our reporting units from each approach often results in a premium over our market capitalization, commonly referred to as a control premium.  Assessing the acceptable control premium percentage requires judgment and is impacted by external factors such as observed control premiums from comparable transactions derived from the prices paid on recent publicly disclosed acquisitions in our industry.

Our indefinite‑lived intangibles consist of our Williams Industrial Services Group, Koontz‑Wagner Custom Control, TOG, Hetsco and IBI Power trade names, which we expect to utilize for the foreseeable future.  We determine the fair value of our trade names using the relief from royalty method.  Under that method, the fair value of each trade name is determined by calculating the present value of the after tax cost savings associated with owning the assets and therefore not having to pay royalties for its use for the remainder of its estimated useful life.

Our testing of goodwill and trade names indicated no potential impairment for either 2014 or 2013.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimating the fair value of reporting units and trade names requires the use of estimates and significant judgments that are based on a number of factors including current and historical actual operating results, balance sheet carrying values, our most recent forecasts, and other relevant quantitative and qualitative information.  If current or expected conditions deteriorate, it is reasonably possible that the judgments and estimates described above could change in future periods and result in impairment charges.

As discussed in Note 20—Subsequent Events, as a result of our January 2015 reorganization, we anticipate a decrease in the number of reporting units for goodwill and trade name potential impairment assessments as a result of the flatter organizational structure.

NOTE 7—FINANCIAL INSTRUMENTS

Our financial instruments as of December 31, 2014 and 2013 consisted primarily of cash and cash equivalents, receivables, payables and debt instruments.  The carrying values of these financial instruments approximate their respective fair values as they are either short‑term in nature or carry interest rates which are periodically adjusted to market rates.  ASC 820,  Fair Value Measurement, establishes a three‑tier fair value hierarchy, which categorizes the inputs used in measuring fair value.  As discussed below, we held two foreign currency forward exchange contracts at December 31, 2014.  We measured fair value and recorded the associated losses in value using available market rates for forward contracts of the same duration to mark the contracts to market.

Derivative Financial Instruments

We selectively use financial instruments in the management of our foreign currency exchange exposures.  These financial instruments are considered derivatives under ASC 815, Derivatives and Hedging, and are analyzed at the individual contract level to determine whether or not a contract qualifies for hedge accounting.  During 2014, we entered into two foreign currency forward contracts, both of which remained open as of December 31, 2014.  One of the contracts qualified for hedge accounting while the other did not.

In August 2014, we entered into a one-year foreign currency forward exchange contract as a fair value hedge on a firm commitment (a U.S. dollar denominated contract being performed by our European operations).  Under this contract, in August 2015, we will receive €3.2 million in exchange for $4.3 million (1.3266 $/€).  We use the change in the forward contract rates to assess the hedge effectiveness and determine the periodic changes in value.  The hedge is deemed to be 100% effective and, therefore, we have offsetting $0.4 million amounts which we recorded in Other (income) expense, (net) on our 2014 consolidated statement of operations related to the gain in the value of the firm commitment offset against the unrealized loss on the forward contract.

In October 2014, we entered into a three-month foreign currency forward exchange contract to hedge the foreign currency transaction gains we had recorded on the books of our European operations through the third quarter.  Those gains resulted primarily from our European operations holding U.S. dollar denominated cash balances.  Although this derivative acted as a hedge, it did not qualify for hedge accounting.  Under the net settlement contract, which settled in January 2015, we sold $19.1 million and bought €15.0 million (1.2743 $/€).  We recorded in Other expense, income (net) on our 2014 consolidated statement of operations an unrealized foreign currency transaction loss related to this contract of $1.0 million—which was partially offset by the foreign currency transaction gains recognized by our European operations which continued to hold the U.S. dollar denominated bank balances.

As of December 31, 2013, there were no  derivative contracts outstanding, and there was no impact of derivatives designated as hedging instruments on our consolidated statement of operations for the year then ended.

The following table summarizes the forward contracts at December 31, 2014, all of which mature during 2015:

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands)
Functional Currency	Currency Hedged (bought or sold forward)	Number of Contracts	Hedged Foreign Currency Exposure (in equivalent U.S. Dollars)	Notional Amount of Forward Buy Contracts (in equivalent U.S. Dollars)	Notional Amount of Forward Sell Contracts (in equivalent U.S. Dollars)
U.S. Dollar	Euro	1	$19,071	$19,071	$—
Euro	U.S. Dollar	1	4,300	—	4,300
			$23,371	$19,071	$4,300

Amounts ultimately realized upon final settlement of these financial instruments, along with the gains and losses on the underlying exposures, will depend on the actual market exchange rates during the remaining life of the instruments.

The following table shows the impact of derivatives on the Company’s consolidated balance sheets:

	Fair Values of Derivative Instruments
	Asset Derivatives				Liability Derivatives
As of December 31,	2014		2013		2014		2013
($ in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under FASB ASC 815-20
Foreign exchange contracts	N/A	$—	N/A	$—	Other current liabilities	$369	N/A	$—
Total derivatives designated as hedging instruments under FASB ASC 815-20		—		—		369		—
Derivatives not designated as hedging instruments under FASB ASC 815-20
Foreign exchange contracts	N/A	—	N/A	—	Other current liabilities	962	N/A	—
Total derivatives not designated as hedging instruments under FASB ASC 815-20		—		—		962		—
Total derivatives		$—		$—		$1,331		$—

The following table shows the impact of derivatives on the Company’s consolidated statements of operations:

		Amount of Loss Recognized in Income on Derivative
($ in thousands)	Location of Loss Recognized in Income on Derivative	2014	2013	2012
Derivatives in Subtopic 815-20 Fair Value Hedging Relationships
Foreign exchange contracts	Other (income) expense, net	$375	$—	$—
Derivatives Not Designated as Hedging Instruments under Subtopic 815-20
Foreign exchange contracts	Other (income) expense, net	$962	$—	$—

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) defines fair value as the exit price, which is the price that would be received to sell an asset or paid to transfer  a liability in a transaction between market participants at the measurement date.  ASC 820 also establishes a three-tier fair value hierarchy, which categorizes the inputs used in measuring fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in the active markets for identical assets and liabilities and the lowest priority to unobservable inputs.

The following table shows our liabilities measured at fair value on our consolidated balance sheets as of December 31, 2014, and the related fair value input categories:

($ in thousands)		Fair Value Measurements at Reporting Date Using
Description	Total Fair Value Liabilities at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange contracts	$1,331	$—	$1,331	$—
Total	$1,331	$—	$1,331	$—

As of December 31, 2013, we did not hold any financial instruments requiring fair value measurements to be performed.x.

NOTE 8—INCOME TAXES

The following table summarizes the income tax expense (benefit):

	Years Ended December 31,
($ in thousands)	2014	2013	2012
Current:
Federal	$—	$—	$—
State	(391)	(294)	66
Foreign	2,498	2,205	1,719
Total current	2,107	1,911	1,785
Deferred:
Federal	2,059	(2,421)	(951)
State	79	445	(66)
Foreign	(221)	(167)	168
Total deferred	1,917	(2,143)	(849)
Income tax expense (benefit)	$4,024	$(232)	$936

Income tax expense (benefit) is allocated between continuing operations and discontinued operations as follows:

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
($ in thousands)	2014	2013	2012
Continuing operations	$4,017	$(437)	$1,031
Discontinued operations	7	205	(95)
Income tax expense (benefit)	$4,024	$(232)	$936

Income before income taxes was as follows:

	Years Ended December 31,
($ in thousands)	2014	2013	2012
Domestic	$6,548	$3,771	$9,080
Foreign	8,619	7,298	9,521
Income from continuing operations	15,167	11,069	18,601
Income (loss) from discontinued operations	6	484	(71)
Income before income tax	$15,173	$11,553	$18,530

The components of deferred income taxes consist of the following:

	December 31,
($ in thousands)	2014	2013
Assets:
Cost in excess of identifiable net assets of business acquired	$(6,332)	$2,963
Reserves and other accruals	933	1,142
Tax credit carryforwards	10,591	10,690
Accrued compensation and benefits	5,426	3,552
State net operating loss carryforwards	3,018	2,770
Federal net operating loss carryforwards	18,473	16,828
Other	1,434	1,031
	33,543	38,976
Liabilities:
Indefinite life intangibles	(21,927)	(23,260)
Property and equipment	(1,387)	(1,937)
Net deferred tax assets	10,229	13,779
Valuation allowance for net deferred tax assets	(2,628)	(2,848)
Net deferred tax asset after valuation allowance	$7,601	$10,931

We have net deferred tax assets of $7.6 million and $10.9 million as of December 31, 2014 and December 31, 2013, respectively.  Valuation allowances of $2.6 million and $2.8 million were recorded against the gross deferred tax asset balances as of December 31, 2014 and December 31, 2013, respectively.  For the year ended December 31, 2013, management recorded a net valuation allowance release of $4.6 million on its foreign tax credits on the basis of management’s reassessment of its deferred tax assets that are more than likely than not to be realized.

As of each reporting date, management considers all new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets.  As of December 31, 2013,  we achieved a history of positive pre‑tax income and anticipated significant additional future pre‑tax income to be generated from our recently acquired businesses, we anticipated significant favorable, temporary book to tax differences to end in 2015 which will result in higher U.S. Federal taxable income, and we anticipated a growth in future foreign source income after allocations of corporate overhead.  For these reasons, management determined that sufficient positive evidence existed as of December 31, 2013 to conclude that it was more likely than not that additional deferred taxes of $4.6 million are realizable, and therefore,

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reduced the valuation allowance accordingly.

As of December 31, 2014, we have remaining valuation allowances of $0.6 million for certain state net operating loss (“NOL”) carryforwards which we do not believe are realizable as we do not anticipate future operations in those states.  We also have valuation allowances against foreign tax credit carryforwards of $2.0 million as of December 31, 2014 which will remain in effect until evidence is available that foreign tax credits can be utilized, the foreign tax credits expire or the related foreign entity is dissolved.

Management’s assessment in 2014 included consideration of all available positive and negative evidence including, among other evidence, the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), recent utilization of NOL carryforwards, historical operating income, projected future taxable income, including foreign source income, customer concentration, tight credit markets and tax planning strategies.  Based on results of the assessment, we determined that it was more likely than not that the U.S. NOL, foreign NOL and certain state NOL carryforwards and certain foreign tax credit carryforwards were realizable based on the guidance provided in ASC 740.

As of December 31, 2013, we had remaining valuation allowances of $0.6 million for certain state net operating loss (“NOL”) carryforwards which we do not believe are realizable as we do not anticipate future operations in those states.  We also had valuation allowances against foreign tax credit carryforwards of $2.2 million as of December 31, 2013, of which $4.6 million was released in 2013.  The balance will remain in effect until evidence is available that foreign tax credits can be utilized, the foreign tax credits expire or the related foreign entity is dissolved.  Management’s assessment in 2013 included consideration of all available positive and negative evidence including, among other evidence, the scheduled reversal of deferred tax liabilities (including the impact of available carry back and carry forward periods), recent utilization of NOL carryforwards, historical operating income, projected future taxable income, including foreign source income, customer concentration, tight credit markets and tax planning strategies.  Based on results of the assessment, we determined that it was more likely than not that the U.S. NOL, foreign NOL and certain state NOL carryforwards were realizable based on the guidance provided in ASC 740.

As of December 31, 2014, we have $27.5 million of undistributed foreign earnings which management intends to reinvest in our foreign operations.  Our current forecasts and budgets indicate that the earnings are not needed for U.S. purposes and can be retained in our non‑U.S. operations.  As a result, we have not recorded a deferred tax liability on the excess of financial reporting over tax basis in our non‑U.S. subsidiaries.

Net deferred tax assets are allocated between current and non‑current as follows:

	December 31,
($ in thousands)	2014	2013
Current deferred tax asset	$5,011	$3,301
Non-current deferred tax asset	2,590	7,630
Net deferred tax assets after valuation allowance	$7,601	$10,931

As of December 31, 2014, we would need to generate approximately $65.7 million of future financial taxable income to realize our deferred tax assets.

The amount of the income tax provision for continuing operations during the years ended December 31, 2014, 2013 and 2012 differs from the statutory federal income tax rate of 35% as follows:

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
	2014		2013		2012
($ in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Tax expense computed at the maximum U.S. statutory rate	$5,310	35.0%	$3,874	35.0%	$6,510	35.0%
Difference resulting from state income taxes, net of federal income tax benefits	(164)	-1.1%	(137)	-1.2%	377	2.0%
Foreign tax rate differences	(1,127)	-7.4%	(715)	-6.5%	(774)	-4.2%
Non-deductible business acquisition costs	—	0.0%	277	2.5%	187	1.0%
Non-deductible expenses, other	118	0.8%	245	2.2%	14	0.1%
Non-deductible expenses, meals and entertainment	376	2.5%	194	1.8%	181	1.0%
Increase to net operating loss carryforward	(656)	-4.3%	—	0.0%	(3,665)	-19.7%
Change in valuation allowance	(220)	-1.5%	(4,241)	-38.3%	(357)	-1.9%
Change in accrual for uncertain tax positions	360	2.4%	202	1.8%	(1,150)	-6.2%
Other, net	20	0.1%	(136)	-1.3%	(292)	-1.6%
Total	$4,017	26.5%	$(437)	-4.0%	$1,031	5.5%

We have approximately $69.6 million of federal NOL carryforwards expiring in 2026 through 2034 of which $10.4 million is from stock‑based compensation awards.  In accordance with applicable accounting standards, a financial statement benefit has not been recorded for the NOL related to the stock‑based compensation awards.  We have state income tax loss carryforwards of approximately $95.5 million expiring in 2015 through 2034.  We have approximately $0.3 million of foreign NOL carryforwards that will begin expiring in 2017.  We have approximately $10.5 million in foreign tax credit carryforwards expiring in 2015 through 2023.

We provide income taxes on the undistributed earnings of our foreign subsidiaries except to the extent that such earnings are indefinitely reinvested outside the U.S.  As of December 31, 2014, all of the undistributed earnings of the foreign subsidiaries, approximately $27.5 million, were considered to be reinvested indefinitely.  Consequently, we have not provided for the federal and foreign withholding taxes on the foreign subsidiaries’ undistributed earnings.  If we decided to repatriate all available foreign earnings and profits, it would result in the recognition of income tax expense.  However, the tax liability would be offset by a NOL carryforward.  All foreign taxes that flow up with distribution would generate foreign tax credits.

We apply ASC 740—Income Taxes, as it relates to uncertain tax positions.  Currently, we are not under examination for income tax purposes by any taxing jurisdiction.  A presentation of open tax years by jurisdiction is as follows:

Tax Jurisdiction	Examination in Progress	Open Tax Years for Examination
United States	None	2005 to Present
Mexico	None	2009 to Present
China	None	2006 to Present
The Netherlands	None	2011 to Present

As of December 31, 2014 we provided for a liability of $4.8 million for unrecognized tax benefits related to various federal, foreign and state income tax matters, which was included in long‑term deferred tax assets and other long‑term liabilities, as compared to a liability of $4.7 million for unrecognized tax benefits as of December 31, 2013.  We have elected to classify interest and penalties related to uncertain income tax positions in income tax expense.  As of December 31, 2014, we have accrued approximately $2.7 million for potential payment of interest and penalties as compared to an accrual of approximately $2.4 million as of December 31, 2013.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following is a reconciliation of the total amounts of unrecognized tax benefits during the years ended December 31, 2014, 2013 and 2012:

	Years Ended December 31,
($ in thousands)	2014	2013	2012
Unrecognized Tax Benefits at January 1	$4,717	$4,149	$5,763
Change in Unrecognized Tax Benefits Taken During a Prior Period	—	581	(1,672)
Change in Unrecognized Tax Benefits During the Current Period	134	23	151
Decreases in Unrecognized Tax Benefits From Settlements with Taxing Authorities	—	—	—
Reductions to Unrecognized Tax Benefits From Lapse of Statutes of Limitations	(56)	(36)	(93)
Unrecognized Tax Benefits at December 31	$4,795	$4,717	$4,149

As of December 31, 2014, 2013 and 2012, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate are approximately $0.7 million, $0.7 million and $0.7 million, respectively.  In 2015, we anticipate we will release less than $0.2 million of accruals of uncertain tax positions as the statute of limitations related to these liabilities will lapse in 2015.

NOTE 9—UNCOMPLETED CONTRACTS

The Product Solutions, Nuclear Services and Energy Services segments enter into contracts that allow for periodic billings over the contract term.  At any point in time, each project under construction could have either costs and estimated earnings in excess of billings or billings in excess of costs and estimated earnings.

	December 31,
($ in thousands)	2014	2013
Costs incurred on uncompleted contracts	$346,486	$292,701
Earnings recognized on uncompleted contracts	41,301	36,622
Total	387,787	329,323
Less—billings to date	(344,328)	(300,276)
Net	$43,459	$29,047
Costs and estimated earnings in excess of billings	$57,918	$41,804
Billings in excess of costs and estimated earnings	(14,459)	(12,757)
Net	$43,459	$29,047

NOTE 10—DEBT

Revolving Credit Facility:  On February 21, 2012, we entered into the Revolving Credit Facility, which replaced our previous $150.0 million credit facility (the  ”Previous Credit Facility”).  Effective December 17, 2013, we exercised our rights under the accordion feature pursuant to and in accordance with the terms of the Revolving Credit Facility, and increased the revolving credit commitments available to us under the Revolving Credit Facility from $100.0 million to $150.0 million.  As of December 31, 2014, we had $45.0 million outstanding under our Revolving Credit Facility and we were in compliance with all financial and other covenants under the Revolving Credit Facility.

The Revolving Credit Facility allows for borrowings up to $150.0 million, subject to outstanding standby letters of

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

credit and other restrictions.  The facility has a $75.0 million revolving letter of credit facility and provides access to multi‑currency funds.  The Revolving Credit Facility has a maturity date of February 21, 2017.

The Revolving Credit Facility includes affirmative and negative covenants, including customary limitations on securing additional debt and liens and restrictions on transactions and payments as well as the following two financial covenants:

•

Our maximum consolidated leverage ratio cannot exceed specified limits.  For these purposes, our consolidated leverage ratio on any date is the ratio of our consolidated funded indebtedness to our consolidated EBITDA for the four most recent quarters.  The agreement defines EBITDA as net income (loss) plus interest expense, net of interest income, income taxes, stock‑based compensation, and depreciation and amortization.

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

As of December 31, 2014, we were in compliance with all debt covenants.

We are subject to interest rate changes on our LIBOR‑based variable interest rate under our Revolving Credit Facility.  During 2014, we borrowed $99.0 million on our Revolving Credit Facility, and we repaid $77.0 million.  As of December 31, 2014, there were $45.0 million of outstanding borrowings on our Revolving Credit Facility, which was recorded as a long‑term liability on our consolidated balance sheets.  The weighted‑average interest rate on those borrowings was 2.5%.

As of December 31, 2014, $93.7 million was available under our Revolving Credit Facility.  Our ability to access the maximum amount of availability is dependent upon certain conditions as defined in the Revolving Credit Facility.  We pay an unused line fee of 0.25% pursuant to the terms of our Revolving Credit Facility.

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

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The interest rate on letters of credit issued under the Revolving Credit Facility letter of credit sublimit was 1.5% per annum as of December 31, 2014.  Should we need to borrow additional amounts against the Revolving Credit Facility, we would incur an interest rate of LIBOR or a specified base rate, plus in each case, an additional margin based on our consolidated leverage ratio.  The Revolving Credit Facility includes additional margin ranges on base rate loans between 0.25% and 1.25% and between 1.25% and 2.25% on LIBOR‑based loans.

As of December 31, 2014, our outstanding stand‑by letters of credit totaled approximately $11.3 million for our U.S. entities and $9.9 million (U.S. dollars) for non‑U.S. entities.  Currently, there are no amounts drawn upon these letters of credit.  In addition, as of December 31, 2014, we had outstanding surety bonds on projects of approximately $45.3 million.

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

Deferred Financing Costs:  Deferred financing costs are amortized over the terms of the related debt facilities using the effective yield method.  On February 21, 2012, the amortization of debt financing costs pertaining to the Previous Credit Facility was accelerated, increasing the amount of interest expense recognized during the first quarter of 2012 by $1.1 million.  Total interest expense associated with the amortization of deferred financing costs was approximately $0.2 million during 2014,  $0.2 million during 2013 and $1.2 million during 2012.

As of December 31, 2014 and December 31, 2013, we had unamortized deferred financing fees on our Revolving Credit Facility of $0.5 and $0.8 million, respectively.

NOTE 11—STOCKHOLDERS’ EQUITY

Warrants:  On January 22, 2008, we issued warrants, which vested immediately upon issuance, to purchase 1,807,236 shares of common stock with an exercise price of $7.9254.  During the year ended December 31, 2012, warrants were exercised to purchase 730,282 shares of common stock.  The stock was issued in a cashless transaction whereby we withheld 209,451 shares of common stock as payment for the exercised warrants.  As of December 31, 2012, all issued warrants had been exercised and no warrants remained outstanding.

Dividends:  In May 2012, our Board of Directors approved a quarterly cash dividend policy.  The terms of our Revolving Credit Facility limit the amount of cash dividends we can pay and such terms are defined in the Revolving Credit Facility.  The following table sets forth certain information relating to the Company’s cash dividends declared to common stockholders of the Company during the year ended December 31, 2014:

	Dividend	Dividend	Date of Record for	Dividend Cash	Dividend Cash
($ in thousands)	Declaration Date	per Share	Dividend Payment	Payment Date	Declared
Fiscal year 2014:
	March 7, 2014	$0.09	March 18, 2014	March 28, 2014	$1,551
	May 1, 2014	$0.09	June 13, 2014	June 27, 2014	$1,599
	July 31, 2014	$0.09	September 12, 2014	September 26, 2014	$1,571
	October 30, 2014	$0.09	December 12, 2014	December 26, 2014	$1,570

Dividend equivalents equal to the dividends payable on the same number of shares of our common stock were accrued on unvested restricted stock awards.  No dividend equivalents are paid on any unvested restricted stock awards that are forfeited prior to the vesting date.  Dividend equivalents are paid out in cash at the vesting date on restricted stock awards.  An accrual of $0.2 million for unpaid dividend equivalents for unvested restricted stock awards was included in the accompanying consolidated balance sheets as of December 31, 2014.    In addition, accumulated dividend equivalents of $0.07 million were paid upon the vesting and release of restricted stock awards during 2014.

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

Foreign Currency Translation:  Foreign assets and liabilities are translated using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate during the period.  Translation adjustments are accumulated and reported as a component of accumulated other comprehensive income.  We had foreign currency translation adjustments resulting in a $5.7 million unrealized loss, $1.7 million unrealized gain and $1.3 million unrealized gain during the years ended December 31, 2014, 2013 and 2012, respectively.  The balance of accumulated other comprehensive income on our consolidated balance sheets as of December 31, 2014 and 2013 is wholly comprised of cumulative translation adjustments.

NOTE 12—EARNINGS PER SHARE

As of December 31, 2014, our 17,129,119 shares outstanding include shares of unvested restricted stock.  Unvested restricted stock included in reportable shares outstanding was 50,954 shares as of December 31, 2014 and 56,802 shares as of December 31, 2013.  Shares of unvested restricted stock are excluded from our calculation of basic weighted average shares outstanding, but their dilutive impact is included in the calculation of diluted weighted average shares outstanding.

Basic earnings per common share are calculated by dividing net income by the weighted average common shares outstanding during the period.  Diluted earnings per common share are based on the weighted average common shares outstanding during the period, adjusted to include the incremental effect of common shares that would be issued upon the vesting and release of restricted stock awards and units.

Basic and diluted earnings per common share are calculated as follows:

	Years Ended December 31,
($ in thousands, except per share data)	2014	2013	2012
Net Income (basic and diluted):
Income from continuing operations	$11,150	$11,506	$17,570
(Loss) income from discontinued operations	(1)	279	24
Net income available to common shareholders	$11,149	$11,785	$17,594
Basic Earnings Per Common Share:
Weighted Average Common Shares Outstanding	17,005,589	16,919,981	16,885,259
Basic earnings per common share from continuing operations	$0.66	$0.68	$1.04
Basic earnings per common share from discontinued operations	—	0.02	—
Basic earnings per common share	$0.66	$0.70	$1.04
Diluted Earnings Per Common Share:
Weighted Average Common Shares Outstanding	17,005,589	16,919,981	16,885,259
Effect of Dilutive Securities:
Unvested portion of restricted stock awards	29,333	125,114	245,243
Warrants to purchase common stock	—	—	117,221
Weighted Average Common Shares Outstanding Assuming Dilution	17,034,922	17,045,095	17,247,723
Diluted earnings per common share from continuing operations	$0.65	$0.68	$1.02
Diluted earnings per common share from discontinued operations	—	0.01	—
Diluted earnings per common share	$0.65	$0.69	$1.02

During the year ended December 31, 2014, there were 188,464 weighted average unvested service-based restricted stock awards that were not included in the computation of diluted earnings per share because their effect was antidilutive.  During the year ended December 31, 2013, there were 74,210 unvested service-based restricted stock awards that were anti‑dilutive and excluded from the computations of diluted earnings per common share.  During the year ended

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2012, there were 1,125 unvested service-based restricted stock awards that were anti‑dilutive and excluded from the computations of diluted earnings per common share.  During the year ended December 31, 2014, there were 268,082 weighted average unvested performance and market-based restricted stock awards for which related targets had not been met which were excluded from the calculation of both basic and diluted earnings per common shares.  There were 151,130 during the year ended December 31, 2013 and 147,942 during the year ended December 31, 2012 weighted average unvested performance-based restricted stock awards for which related targets had not been met which were excluded from the calculation of both basic and diluted earnings per common shares.

NOTE 13—STOCK‑BASED COMPENSATION

The 2011 Equity Incentive Plan (“the 2011 Plan”) allows for the issuance of up to 600,000 shares of stock awards to our employees and directors.  The 2011 Plan terminated the 2008 Management Incentive Plan and the 2008 Director’s Equity Incentive Plan (collectively the “Prior Plans”) and the remaining shares authorized but unissued under the Prior Plans were transferred to the 2011 Plan.  Any forfeiture of restricted stock units will be available for future awards.  Any forfeiture of restricted share awards will be transferred into our treasury shares account and will no longer be available for issue.  Shares available for future stock based awards to employees and directors under the 2011 Plan totaled 360,172 as of December 31, 2014.

Grants of restricted stock awards under our 2011 Plan are valued in terms of the quoted market price of our common stock as of the date of grant.  Vesting of these awards is based on certain service, service and performance conditions or service and market conditions over a three to four year period.

Total stock‑based compensation expense during the years ended December 31, 2014, 2013 and 2012 was $3.1 million, $4.1 million, and $7.0 million, respectively, with no related excess tax benefit recognized.  As of December 31, 2014, total unrecognized compensation expense related to all unvested restricted stock awards for which terms and conditions are known totaled $5.0 million, which is expected to be recognized over a weighted average period of 2.01 years.  The fair value of shares that vested during 2014, 2013 and 2012 based on the stock price at the applicable vesting date was $2.0 million, $6.0 million and $7.2 million, respectively.

The following table summarizes our unvested restricted stock award activity from December 31, 2013 to December 31, 2014:

					Weighted-Average
	Service	Performance	Market	Total	Grant Date
	Based	Based	Based	Number of Shares	Fair Value per Share
Unvested restricted stock at December 31, 2013	198,461	51,491	61,603	311,555	$20.02
Granted	114,235	121,053	83,957	319,245	20.94
Vested	(106,322)	—	—	(106,322)	18.98
Forfeited	(20,962)	(31,409)	(14,978)	(67,349)	20.39
Unvested restricted stock at December 31, 2014	185,412	141,135	130,582	457,129	$20.85

As of December 31, 2014, we included in the unvested restricted stock shares above 49,470 and 81,178 shares of unvested 2013 and 2014 performance-based restricted stock awards, respectively, which we deemed not probable to vest at the end of their three year performance periods.  Similarly, as of December 31, 2013, we included in the unvested restricted stock shares above 56,657 shares of unvested 2013 performance-based restricted stock awards which we deemed not probable to vest at the end of their three year performance period.

Because we establish separate performance goals for each of the four years in the vesting period for the 2011 and 2012 grants, we consider each annual installment of performance‑based restricted stock awards to be the subject of a separate annual grant in the year the performance criteria is set.  Excluded from the table above as of December 31, 2014 and 2013 are 10,749 and 37,845 shares, respectively, of performance-based restricted stock awards for which performance criteria had not been established by our Board of Directors.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The vesting of the 2014 tranche of the 2011 and 2012 performance‑based restricted stock awards, which will vest in March 2015 and are based on the Company’s 2014 operating income, are subject to continuing employment requirements and have multiple achievement levels.  Based on the Company’s 2014 operating income level,  50% of the unvested shares related to those grants will vest, assuming that the employee remains employed through the vesting date.  The remaining 10,050 unvested shares related to the 2014 tranche have been considered as forfeited as of December 31, 2014, and a cumulative effect stock compensation expense reversal in the amount of $0.1 million was recorded in the fourth quarter of 2014.  The 2013 tranche of the one‑year performance‑based restricted stock awards was forfeited as the performance objective was not met and for which we recorded a cumulative effect stock compensation expense reversal in the amount of $0.3 million in 2013.

In 2013, we granted performance‑based restricted stock awards that will cliff vest on March 31, 2016, subject to the achievement of specified levels of operating margin for the period January 1, 2013 through December 31, 2015.  If the minimum target set in the agreement is not met, none of the shares will vest and any compensation expense previously recognized will be reversed.  The actual number of shares that will ultimately vest is dependent on achieving fixed thresholds between the minimum and maximum performance conditions and ranges between 0% and 200% of the number of units originally granted.  We recognize stock-based compensation expense related to performance awards based upon our determination of the potential likelihood of achievement of the performance target at each reporting date, net of estimated forfeitures.  During the fourth quarters of both 2014 and 2013, we recorded a $0.2 million cumulative effect compensation expense reversal as we estimated that it was not probable that we would achieve the objective of these performance‑based restricted stock awards.  All such three‑year performance‑based restricted stock awards will be considered unvested until the end of the three year period.

In 2014, we also granted performance‑based restricted stock awards that will cliff vest on March 31, 2017, subject to the achievement of specified levels of operating margin for the period January 1, 2014 through December 31, 2016.  If the minimum target set in the agreement is not met, none of the shares will vest and any compensation expense previously recognized will be reversed.  The actual number of shares that will ultimately vest is dependent on achieving fixed thresholds between the minimum and maximum performance conditions and ranges between 0% and 200% of the number of units originally granted.  We recognize stock-based compensation expense related to performance awards based upon our determination of the potential likelihood of achievement of the performance target at each reporting date, net of estimated forfeitures.  During the fourth quarter of 2014, we recorded a $0.3 million cumulative effect compensation expense reversal as we estimated that it was not probable that we would achieve the objective of these performance‑based restricted stock awards.  All such three‑year performance‑based restricted stock awards will be considered unvested until the end of the three year period.

We also granted market‑based restricted stock awards during the year ended December 31, 2014 at the weighted average values shown below.  These restricted stock awards will cliff vest on March 31, 2017, subject to the achievement of specified levels of the Company’s total shareholder return (“TSR”) as compared to the Russell 2000 for the period January 1, 2014 through December 31, 2016.  We reverse previously recognized compensation cost for market-based restricted stock awards only if the requisite service is not rendered.  [The actual number of shares that will ultimately vest is dependent on achieving fixed thresholds between the minimum and maximum performance conditions and ranges between 0% and 200% of the number of units originally granted.  We recognize stock-based compensation expense related to market based awards based upon our determination of the potential likelihood of achievement of the performance target at each reporting date, net of estimated forfeitures.

We estimate the fair value of our market‑based restricted stock awards on the date of grant using a Monte Carlo simulation valuation model.  This pricing model uses multiple simulations to evaluate our probability of achieving various stock price levels to determine our expected TSR performance ranking.  Expense is only recorded for the number of market‑based restricted stock awards granted, net of estimated forfeitures.  The assumptions used to estimate the fair value of market‑based restricted stock awards granted during 2014 were as follows:

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended	Three Months Ended	Three Months Ended	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
Expected term (years)	NA	2.75	2.35	NA
Expected volatility	NA	34.74%	31.60%	NA
Expected dividend yield	NA	0.00%	0.00%	NA
Risk-free interest rate	NA	0.79%	0.69%	NA
Weighted-average grant date fair value	NA	$25.71	$15.85	NA
Number of Shares Granted	—	80,624	3,333	—

NOTE 14—EMPLOYEE BENEFIT PLANS

Defined Contribution Plan:  We maintain a 401(k) plan covering substantially all of our U.S. employees.  Expense for our 401(k) plan during the years ended December 31, 2014, 2013 and 2012 was approximately $1.6 million, $1.3 million and $1.0 million, respectively.

Multiemployer Pension Plans:  We contribute to over 150 union sponsored multiemployer pension plans throughout the U.S. under the terms of collective‑ bargaining agreements that cover our union‑represented employees.  The risks of participating in these multiemployer pension plans are different from single‑ employer pension plans primarily in the following aspects:

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

Our participation in these multiemployer pension plans during the year ended December 31, 2014 is outlined in the following table.  All information in the tables is as of December 31, of the relevant year, or 2014, unless otherwise stated.  The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three‑digit plan number, if applicable.  Unless otherwise noted, the most recent Pension Protection Act zone status available during 2014 and 2013 is for the plans’ fiscal year‑ends as of 2013 and 2012, respectively.  The zone status is based on information that we received from the plan and is certified by the plan’s actuary.  Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are greater than 65 percent funded and less than 80 percent funded, and plans in the green zone are at least 80 percent funded.  The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.  The last column lists the expiration date of the collective‑bargaining agreement to which the plans are subject.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Certain plans have been aggregated in the “All Others” line in the following table, as the contributions to each of these individual plans are not material.

												Expiration
						Rehab Plan						Date of
						status						Collective
	EIN/Pension	Pension Protection Act Zone Status				Pending/	($ in thousands) Contributions by Global Power				Surcharge	Bargaining
Pension Fund	Plan Number	2014	2013	2012	2011	Implemented	2014	2013	2012	2011	Imposed	Agreement
IUPAT Industry Pension Plan	52-6073909/001	Yellow	Yellow	Yellow	Yellow	No	1,438	1,855	2,183	1,899	No	Varies through July 2020
Laborers National Pension Fund	75-1280827/001	Green	Green	Green	Green	No	1,292	1,404	1,241	823	No	Varies through July 2020
Tri-State Carpenters & Joiners Pension Trust Fund	62-0976048/001	Red	Red	Red	Red	Implemented	1,146	1,065	1,183	272	No	Varies through Nov 2015
Boilermaker-Blacksmith National Pension Trust	48-6168020/001	Yellow	Yellow	Yellow	Yellow	No	3,227	1,824	1,055	1,284	No	Varies through July 2020
Plumbers & Pipefitters National Pension Fund	52-6152779/001	Red 6/30/2011	Red 6/30/2011	Red 6/30/2011	Red 6/30/2011	No	609	834	892	1,167	No	Varies through July 2020
IBEW Local 1579 Pension Plan(1)	58-1254974/001	Green 9/30/2011	Green 9/30/2011	Green 9/30/2011	Green 9/30/2011	No	710	470	607	808	No	Varies through July 2020
National Asbestos Workers Pension Plan	52-6038497/001	Red 6/30/2011	Red 6/30/2011	Red 6/30/2011	Red 6/30/2011	Implemented	1,438	793	600	756	No	Varies through Dec 2017
Sheet Metal Workers’ National Pension Fund	52-6112463/001	Red	Red	Red	Red	Implemented	423	511	269	473	No	Varies through July 2020
Plumbers & Steamfitters Local No. 150 Pension Fund	58-6116699/001	Red	Red	Red	Red	No	415	221	246	282	No	Varies through July 2020
Southern Ironworkers Pension Plan(1)	59-6227091/001	Green	Green	Green	Green	No	244	187	227	263	No	Varies through July 2020
Insulators Local No. 96 Pension Plan(1)	58-6110889/001	Yellow	Yellow	Yellow	Yellow	No	258	180	225	276	No	Varies through July 2020
Central States, Southeast, and Southwest Pension Fund	36-6044243/001	Red	Red	Red	Red	Implemented	248	226	216	63	No	Varies through Nov 2015
AFL-AGC Building Trades Pension Fund(1)	63-6055108/001	Green 6/30/2011	Green 6/30/2011	Green 6/30/2011	Green 6/30/2011	No	135	215	112	328	No	Varies through July 2020
Washington-Idaho-Montana Carpenters-Employers Retirement Fund	91-6123987/001	Red 6/30/2011	Red 6/30/2011	Red 6/30/2011	Red 6/30/2011	Implemented	99	557	99	86	No	November 2015
Asbestos Workers Local No. 55 Pension Fund(1)	63-0474674/001	Red	Red	Red	Red	Implemented	96	242	75	118	No	July 2020
Iron Workers Local 40, 361 & 417 Pension Fund	51-6102576/001	Yellow	Yellow	Yellow	Yellow	No	63	—	56	26	No	June 2020
Central Laborers’ Pension Fund	37-6052379/001	Yellow 9/30/2011	Yellow 9/30/2011	Yellow 9/30/2011	Yellow 9/30/2011	No	—	1	58	108	No	Expired
IBEW Local Union No. 1392 Pension Plan(1)	35-6244875/001	Green 5/31/2013	Green 5/31/2011	Green 5/31/2011	Green 5/31/2011	No	178	105	38	(2)	No	May 2013
Washington-Idaho Laborers-Employers Pension Trust	91-6123988/001	Red 5/31/2011	Red 5/31/2011	Red 5/31/2011	Red 5/31/2011	No	41	184	31	72	No	November 2015
United Association of Journeyman & Apprentices of the Plumbing & Pipefitting Industry of the United States & Canada Local 198 AFL-CIO Pension Trust	72-0522454/001	Red 8/31/2011	Red 8/31/2011	Red 8/31/2011	Red 8/31/2011	Implemented	—	—	10	9	No	Expired

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

												Expiration
						Rehab Plan						Date of
						status						Collective
	EIN/Pension	Pension Protection Act Zone Status				Pending/	($ in thousands) Contributions by Global Power				Surcharge	Bargaining
Pension Fund	Plan Number	2014	2013	2012	2011	Implemented	2014	2013	2012	2011	Imposed	Agreement
Sheet Metal Workers Local 441 Supplemental Pension Plan(1)	63-6219747/001	Green	Green	Green	Green	No	18	29	14	28	No	July 2020
Northwest Ironworkers Retirement Plan	91-6123688/001	Yellow 6/30/2011	Yellow 6/30/2011	Yellow 6/30/2011	Yellow 6/30/2011	No	25	53	7	88	No	November 2015
Massachusetts Laborers’ Pension Fund	04-6128298/001	Red 6/30/2011	Red 6/30/2011	Red 6/30/2011	Red 6/30/2011	No	—	—	—	730	No	Expired
Pension Trust Fund of the Pension Hospitalization & Benefit Plan of the Electrical Industry	13-6123601/001	Green 9/30/2011	Green 9/30/2011	Green 9/30/2011	Green 9/30/2011	No	—	—	—	478	No	Expired
Plumbers and Steamfitters Local No. 131 Pension Fund(1)	51-6029575/001	Red 10/31/2011	Red 10/31/2011	Red 10/31/2011	Red 10/31/2011	Implemented	—	5	—	363	No	Expired
New England Teamsters & Trucking Industry Pension Fund	04-6372430/001	Red 9/30/2011	Red 9/30/2011	Red 9/30/2011	Red 9/30/2011	Implemented	—	—	—	81	No	Expired
Iron Workers District Council of New England Pension Fund	04-2591016	Yellow	Yellow	Yellow	Yellow	No	—	—	—	80	No	Expired
Michigan Laborers’ Pension Fund	38-6233976/001	Red 8/31/2011	Red 8/31/2011	Red 8/31/2011	Red 8/31/2011	No	—	—	—	31	No	Expired
IBEW Local Union No. 223 Pension Plan	04-2780301/005	Red	Red	Red	Red	Implemented	—	—	—	—	No	Expired
Iron Workers Local 340 Retirement Income Plan	38-6233975/001	Red	Red	Red	Red	Implemented	—	—	—	35	No	Expired
Plumbers & Steamfitters Local 298 Jurisdictional Pension Fund	39-0542913/001	Yellow	Yellow	Yellow	Yellow	Implemented	—	—	—	—	N/A	Expired
All Others							2,552	2,443	2,124	3,800
							$14,655	$13,404	$11,568	$14,827

(1)	We were listed in the multiemployer plan’s Form 5500 as providing more than 5% of total contributions for the plan year ended in 2012.

(2)	We did not participate in the IBEW Local Union No. 1392 Pension Plan prior to the Koontz‑Wagner Acquisition on July 30, 2012.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employees covered by multiemployer pension plans are hired for project‑based building and construction purposes.  Our participation level in these plans varies as a result.  In addition, with the Koontz‑Wagner acquisition during 2012, we added one multiemployer pension plan under which there were 57 participants as of December 31, 2014.

At the date that these consolidated financial statements were issued, Forms 5500 were generally not available for the plan year ending in 2014.

We believe that our responsibility for potential withdrawal liabilities associated with participating in multiemployer plans is limited because the building and construction trades exemption should apply to the substantial majority of our plan contributions.  However, pursuant to the Pension Protection Act of 2006 and other applicable laws, we are also exposed to other potential liabilities associated with plans that are underfunded.  As of December 31, 2014, we had been notified that certain pension plans were in critical funding status.  Currently, certain plans are developing, or have developed, a rehabilitation plan that may call for a reduction in participant benefits or an increase in future employer contributions.  Therefore, in the future, we could be responsible for potential surcharges, excise taxes and/or additional contributions related to these plans.  Additionally, market conditions and the number of participating employers remaining in each plan may result in a reorganization, insolvency or mass withdrawal that could materially affect the funded status of multiemployer plans and our potential withdrawal liability, if applicable.  We continue to actively monitor, assess and take steps to limit our potential exposure to any surcharges, excise taxes, additional contributions and/or withdrawal liabilities.  However, we cannot, at this time, estimate the full amount, or even the range, of this potential exposure.

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

Deltak Claims:  By purchase agreement dated August 5, 2011 (the “2011 Purchase Agreement”), we sold substantially all of the assets of our Deltak business unit to Hamon Acquisitions, Inc. (n/k/a Hamon Deltak, Inc.) (an indirect wholly owned subsidiary of Hamon & Compagnie International SA) (the “Buyer”).  Under the 2011 Purchase Agreement, we retained certain liabilities relating to the assets sold to the Buyer.  The 2011 Purchase Agreement established escrow accounts totaling $7.0 million set aside for contingencies, of which $6.2 million was initially subject to a five year escrow term and $0.8 million was subject to scheduled releases.  We previously recorded $3.1 million in short‑term restricted cash and $3.8 million, which was subject to a five year escrow term, was previously recorded in other long‑term assets.  During 2013, we received two claims for indemnification from the Buyer in connection with the activities of our Deltak business unit.  Under the terms of the settlement agreement, $0.1 million of the remaining escrow was classified as short‑term restricted cash as of December 31, 2013.  As of December 31, 2014, we no longer have any escrow amounts or warranty reserves on our balance sheet related to the sale of Deltak.

Asbestos Cases:  A former operating unit of Global Power has been named as a defendant in a limited number of asbestos personal injury lawsuits.  Neither we nor our predecessors ever mined, manufactured, produced or distributed asbestos fiber, the material that allegedly caused the injury underlying these actions.  The bankruptcy court’s discharge order issued upon emergence from bankruptcy extinguished the claims made by all plaintiffs who had filed asbestos claims against us before that time.  We also believe the bankruptcy court’s discharge order should serve as a bar against any later claim filed against us, including any of our subsidiaries, based on alleged injury from asbestos at any time before emergence from bankruptcy.  In any event, in all of the asbestos cases finalized post‑bankruptcy, we have been successful in having such cases dismissed without liability.  Moreover, during 2012, we secured insurance coverage that will help to reimburse the defense costs and potential indemnity obligations of our former operating unit relating to these claims.  We intend to vigorously defend all currently active actions, just as we defended the other actions that have since been dismissed, all without liability, and we do not anticipate that any of these actions will have a material adverse effect on our financial

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

position, results of operations or liquidity.  However, the outcomes of any legal action cannot be predicted and, therefore, there can be no assurance that this will be the case.

Contingencies:  On June 28, 2013, we announced a change in senior leadership in our Nuclear and Energy Services segments.  We subsequently filed a Form 8‑K disclosing anticipated separation costs of approximately $0.5 million pursuant to a Separation Agreement relating to this change in leadership.  On July 17, 2013, we rescinded the Separation Agreement and therefore have not accrued any of the previously disclosed separation costs in any of the periods presented.

On October 10, 2014, the counterparty to the rescinded Separation Agreement filed a complaint in the U.S. District Court for the Northern District of Georgia against the Company challenging the rescission and seeking the separation payments that the counterparty asserts remain due under the Separation Agreement, plus legal fees and interest.  On February 17, 2015, we reached a final settlement of this matter with the counterparty.

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

A reconciliation of the changes to our warranty reserve is as follows:

	Years Ended
	December 31,
($ in thousands)	2014	2013
Balance at the beginning of the period	$3,261	$4,073
Adjustments(1)	188	(415)
Provision for the period	1,258	2,395
Settlements made (in cash or in kind) for the period	(2,711)	(2,792)
Balance at the end of the period	$1,996	$3,261

(1)

During 2014 and 2013, warranty adjustments included the normal expiration of warranty periods and changes in management’s estimates, based on historical claims activity.  In addition, 2013 includes warranty reserves acquired through the 2013 Acquisitions.

Leases:  We lease equipment and facilities, which are noncancellable and expire at various dates.  Total rental expense for all operating leases during the years ended December 31, 2014, 2013 and 2012 was approximately $3.4 million, $2.8 million and $1.6 million, respectively.

Future minimum annual lease payments under these noncancellable operating leases as of December 31, 2014 are as follows:

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

($ in thousands)	December 31,
2015	$3,156
2016	2,424
2017	1,863
2018	1,131
2019	1,011
Thereafter	2,423
Total	$12,008

None of the leases include contingent rental provisions.

Insurance:  Certain of our subsidiaries are self‑insured for health, general liability and workers’ compensation up to certain policy limits.  Amounts charged to expense for continuing operations amounted to approximately $10.0 million, $7.8 million and $6.6 million during the years ended December 31, 2014, 2013 and 2012, respectively, and include insurance premiums related to the excess claim coverage and claims incurred for continuing operations.  The reserves as of December 31, 2014 and 2013 consist of estimated amounts unpaid for reported and unreported claims incurred.  We have provided $3.2 million in letters of credit as of December 31, 2014, as security for possible workers’ compensation claims.

NOTE 16—MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

We have certain customers that represent more than 10 percent of consolidated accounts receivable.  The balance for these customers as a percentage of the consolidated accounts receivable is as follows:

	December 31,
Customer	2014	2013
General Electric Company	20%	25%
Siemens Energy, Inc.	18%	21%
Southern Nuclear Operating Company	17%	*

*Less than 10%

We have certain customers that represent more than 10 percent of consolidated revenue.  The revenue for these customers as a percentage of the consolidated revenue is as follows:

	Years Ended December 31,
Customer	2014	2013	2012
Southern Nuclear Operating Company	17%	16%	16%
Tennessee Valley Authority	16%	15%	14%
General Electric Company	13%	18%	16%
Siemens Energy, Inc.	11%	13%	15%
All others	43%	38%	39%
Total	100%	100%	100%

Customers for the Product Solutions segment include OEMs, engineering, procurement and construction contractors, owners and operators of oil and gas pipelines, operators of power generation facilities and firms engaged across several process‑related industries.  Product Solutions segment customers include Siemens Energy, Inc. and General Electric Company.  Customers for the Nuclear Services segment and Energy Services segment are varied, but include some major utility companies within the U.S.  Our major customers vary over time due to the relative size and duration of our projects

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and customer outages.  The Nuclear Services segment and Energy Services segment customers include Southern Nuclear Operating Company and Tennessee Valley Authority.

NOTE 17—OTHER SUPPLEMENTAL INFORMATION

Other current assets consist of the following:

	December 31,
($ in thousands)	2014	2013
Prepaid expenses	$2,166	$2,735
VAT receivable	2,809	3,216
Prepaid taxes	746	872
Other receivable	1,114	55
Other	110	1,337
Total	$6,945	$8,215

Other long‑term assets consist of the following:

	December 31,
($ in thousands)	2014	2013
Debt issuance costs, net	$514	$751
Other	327	507
Total	$841	$1,258

Other current liabilities consist of the following:

	December 31,
($ in thousands)	2014	2013
Accrued workers compensation	$1,232	$1,659
Accrued taxes	614	1,524
Accrued contract obligation	—	1,030
Accrued job reserves	622	1,387
Accrued legal and professional fees	317	1,036
Other	2,798	1,847
Total	$5,583	$8,483

Other long‑term liabilities consist of the following:

	December 31,
($ in thousands)	2014	2013
Uncertain tax liabilities	$5,391	$5,054
Other	846	790
Total	$6,237	$5,844

Research and development costs of $0.6 million, $0.5 million and $0.8 million during the years ended December 31, 2014, 2013 and 2012, respectively, are included in general and administrative expenses in the accompanying consolidated statements of operations.

NOTE 18—SEGMENT INFORMATION

We follow ASC 280—Segment Reporting  in determining our reportable segments.  We considered the way our

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

management team, most notably our chief operating decision maker, makes operating decisions and assesses performance and considered which components of our enterprise have discrete financial information available.  As management makes decisions using a products and services group focus, our analysis resulted in three reportable segments: the Product Solutions segment, the Energy Services segment, and the Nuclear Services segment.  The Product Solutions reportable segment is an aggregation of the Auxiliary Products and Electrical Solutions operating segments.

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

As discussed in Note 20—Subsequent Events, as a result of our January 2015 reorganization, we will retrospectively report segment data under our new structure in 2015.

The following tables present financial information about our reportable segments:

	Year ended December 31,
	2014	2013	2012
Revenues:
Product Solutions - 3rd Party	$222,250	$208,194	$193,676
Product Solutions - Intersegment	2,554	—	—
Product Solutions - Total	224,804	208,194	193,676
Nuclear Services - 3rd Party	246,624	234,852	236,278
Nuclear Services - Intersegment	—	491	—
Nuclear Services - Total	246,624	235,343	236,278
Energy Services - 3rd Party	69,671	41,172	32,874
Energy Services - Intersegment	1,545	162	427
Energy Services - Total	71,216	41,334	33,301
Intersegment Revenue Eliminations	(4,099)	(653)	(427)
Consolidated	$538,545	$484,218	$462,828

	Years Ended December 31,
($ in thousands)	2014	2013	2012
Depreciation and Amortization:
Product Solutions	$6,580	$5,619	$2,670
Nuclear Services	864	855	1,000
Energy Services	2,827	1,560	27
Consolidated	$10,271	$8,034	$3,697

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended December 31,
($ in thousands)	2014	2013	2012
Operating Income (Loss):
Product Solutions	$9,078	$8,963	$9,271
Nuclear Services	10,114	7,902	8,670
Energy Services	(2,603)	(4,820)	2,505
Consolidated Operating Income	16,589	12,045	20,446

Consolidated interest expense, net	1,710	893	1,563
Consolidated other (income) expense, net	(288)	83	282
Consolidated income from continuing operations before income tax	$15,167	$11,069	$18,601

The following table reconciles segment assets to consolidated total assets:

	As of December 31,
($ in thousands)	2014	2013
Assets:
Product Solutions	$227,564	$232,070
Nuclear Services	89,475	63,897
Energy Services	66,030	49,782
Non allocated corporate headquarters assets(1)	11,478	21,649
Total consolidated assets	$394,547	$367,398

(1)While corporate headquarters assets are not allocated to our reportable segments, the related depreciation expense is included in our allocation of selling, general and administrative expenses to our reportable segments.

The following presents the Product Solutions segment revenue by geographical region based on our operating locations.  Products are often shipped to other geographical areas but revenue is listed in the region in which the revenue is recognized:

	Years Ended December 31,
	2014		2013		2012
($ in thousands)	Revenue	Product	Revenue	Product	Revenue	Product
	Recognized In	Shipped To	Recognized In	Shipped To	Recognized In	Shipped To
United States	$159,043	$126,240	$155,213	$82,966	$116,904	$56,010
Canada	—	4,631	—	18,462	—	4,306
Europe	47,595	10,334	38,743	6,314	59,110	8,583
Mexico	11,675	798	12,158	7,283	16,164	4,091
Asia	3,937	18,332	2,080	23,624	1,498	14,920
Middle East	—	39,485	—	40,573	—	82,596
South America	—	4,719	—	21,781	—	17,182
Other	—	17,711	—	7,191	—	5,988
Total	$222,250	$222,250	$208,194	$208,194	$193,676	$193,676

The following presents the Energy Services segment revenue by geographical region based on our operating locations.  Services are sometimes performed in other geographical areas but revenue is listed in the region in which the

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

revenue is recognized:

	Years Ended December 31,
	2014		2013		2012
($ in thousands)	Revenue	Service	Revenue	Service	Revenue	Service
	Recognized In	Provided In	Recognized In	Provided In	Recognized In	Provided In
United States	$69,671	$68,259	$41,172	$40,337	$32,874	$32,874
Canada	—	257	—	69	—	—
Asia	—	627	—	315	—	—
Middle East	—	186	—	188	—	—
South America	—	342	—	—	—	—
Other	—	—	—	263	—	—
Total	$69,671	$69,671	$41,172	$41,172	$32,874	$32,874

All of our Nuclear Services segment revenue is derived in the U.S., and was $246.7 million, $234.9 million and $236.3 million during the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 19—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of the quarterly operating results during 2014 and 2013 follows:

($ in thousands, except per share data)	First	Second	Third	Fourth	2014
Years Ended December 31, 2014	Quarter	Quarter	Quarter	Quarter	Total
Total revenue	$104,882	$114,739	$145,128	$173,796	$538,545
Gross profit	18,478	20,262	24,681	27,409	90,830
(Loss) income from continuing operations	(72)	864	4,428	5,930	11,150
Earnings per common share from continuing operations:
Basic	—	0.06	0.26	0.35	0.66
Diluted	—	0.06	0.26	0.35	0.65

	First	Second	Third	Fourth	2013
Years Ended December 31, 2013	Quarter	Quarter	Quarter	Quarter	Total
Total revenue	$116,710	$115,965	$109,998	$141,545	$484,218
Gross profit	15,966	18,803	20,726	29,509	85,004
(Loss) income from continuing operations	(1,201)	742	1,029	10,936	11,506
Earnings per common share from continuing operations:
Basic	(0.07)	0.04	0.06	0.63	0.68
Diluted	(0.07)	0.04	0.06	0.63	0.68

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

NOTE 20—SUBSEQUENT EVENTS

On January 14, 2015, we announced the reorganization of the Company from the current four operating segments

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and three reportable segments into two businesses, Products and Services.  As a result of the reorganization, in 2015 we will retrospectively report our segment results under the new structure.  Additionally, we anticipate a decrease in the number of reporting units for goodwill and trade name potential impairment assessments as a result of the flatter organizational structure.

On February 27, 2015, we acquired substantially all of the assets of Siemens Energy Packaged Power Solutions (“PPS”), headquartered in Houston, Texas, for $6.8 million in cash, subject to certain customary working capital adjustments.  PPS is a leading manufacturer and integrator of engineered packaged control house solutions for a variety of industries, including energy, oil and gas, and electrical.  PPS will be integrated into our Products business.

On March 6, 2015, our Board of Directors declared a cash dividend of $0.09 per share of common stock to the holders of record of our common stock as of the close of business on March 17, 2015 to be paid on or about March 27, 2015.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
($ in thousands)	Period	Expenses	Accounts	Deductions	Period
2014
Allowance for doubtful accounts	$557	$254	$—	$(25)	$787
Accrued warranty reserves	3,261	1,258	—	(2,523)	1,996
Valuation allowance for deferred tax assets	2,848	—	—	(220)	2,628
Reserve for Inventory	578	90	—	(242)	426
2013
Allowance for doubtful accounts	$990	$83	$120	$(636)	$557
Accrued warranty reserves	4,073	2,546	(552)	(2,806)	3,261
Valuation allowance for deferred tax assets	6,488	381	601	(4,622)	2,848
Reserve for Inventory	763	310	387	(882)	578
2012
Allowance for doubtful accounts	$1,135	$29	$26	$(200)	$990
Accrued warranty reserves	4,719	1,859	1,938	(4,443)	4,073
Valuation allowance for deferred tax assets	6,845	24	—	(381)	6,488
Reserve for Inventory	480	27	583	(327)	763

The “additions‑charged to other accounts” column of allowance for doubtful accounts represents allowances acquired during the period through the 2013 and 2012 Acquisitions.

The “additions‑charged to other accounts” column for accrued warranties represents warranties acquired during the period through the 2013 and 2012 Acquisitions.

The “additions‑charged to other accounts” column for reserve for inventory represents increase of our estimate for obsolete inventories during 2013 and 2012.

The “deductions” column of allowance for doubtful accounts represents write‑offs of fully reserved accounts receivable net of recoveries.

The “deductions” column for accrued warranties represents settlements made during the period and the expiration of warranties on contracts sold in prior years that did not utilize the related reserve balance.

The “deductions” column for valuation allowance for deferred tax assets represents reversals of previously reserved amounts that are now determined to be realizable.

The “deductions” column for reserve for inventory represents markdown of previously reserved amounts for obsolete inventories.