Form 10-K
period 2015-12-31
GLOBAL POWER EQUIPMENT GROUP INC.
filed 2017-03-15
CIK 1136294

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
Commission File No. 001-16501

Global Power Equipment Group Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	73-1541378 (I.R.S. Employer Identification No.)

400 E. Las Colinas Blvd., Suite 400
Irving, TX 75039
(Address of registrant's principal executive offices and zip code)

Registrant's telephone number, including area code: (214) 574-2700

         Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class to be so registered	Name of each exchange on which each class is to be registered
Common Stock, par value $0.01 per share	None

         Securities registered pursuant to Section 12(g) of the Act:

NONE

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☒

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

         As of June 28, 2015, the last business day of our most recently completed second fiscal quarter, 16,990,175 shares of the registrant's publicly traded common stock held by non-affiliates were outstanding with an aggregate market value of approximately $133 million (based upon the closing price on June 26, 2015 of $7.85 per share).

         As of March 10, 2017, there were 17,487,472 shares of common stock of Global Power Equipment Group Inc. outstanding.

        Statements we make in this Annual Report on Form 10-K where we express a belief, expectation or intention or otherwise are not limited to recounting historical facts are forward-looking statements. These forward-looking statements are subject to various risks, uncertainties and assumptions, including those noted under the headings "Cautionary Note Regarding Forward-Looking Statements" and "Part I—Item 1A. Risk Factors" in this Annual Report on Form 10-K.

Explanatory Note

        This Annual Report on Form 10-K (this "Form 10-K") is a comprehensive filing for the fiscal year ended December 31, 2015, filed by Global Power Equipment Group Inc. ("Global Power," "the Company," "we," "us" or "our," unless the context indicates otherwise). It includes the restatement of certain of our previously filed consolidated financial statements and data as explained herein. It also amends certain previously filed disclosures, including those for management's discussion and analysis of financial condition and results of operations for certain periods presented in this Form 10-K. In order to provide stockholders a composite presentation of information for prior periods during which we were not making periodic filings with the U.S. Securities and Exchange Commission (the "SEC"), this filing includes more information than would routinely be included in an Annual Report on Form 10-K. In addition, as described in more detail under the heading "Subsequent Events" below, as a result of the changes within our business since the end of our fiscal year ended December 31, 2015, the information concerning our business and related matters includes certain information relating to periods after December 31, 2015.

Background of Restatement

        On May 5, 2015, the Audit Committee (the "Audit Committee") of our Board of Directors (the "Board" or the "Board of Directors"), in consultation with outside advisors and management, concluded that our financial statements for the annual period ended December 31, 2014 should not be relied upon because of accounting errors affecting the fourth quarter of 2014 that were discovered during the first quarter 2015 financial review process. Those errors resulted in an understatement of our cost of sales in the quarterly and annual periods ended December 31, 2014. We subsequently discovered additional accounting errors affecting our financial statements for the years ended December 31, 2014, 2013 and 2012. Accordingly, on January 26, 2016, we announced that our previously filed financial statements for those periods, including the corresponding financial statement information, management's reports on the effectiveness of our internal control over financial reporting as of December 31, 2014, 2013 and 2012, earnings and related press releases or other shareholder communications, as well as the auditor's reports on those financial statements and its reports on the effectiveness of our internal control over financial reporting as of December 31, 2014, 2013 and 2012, could no longer be relied upon. We also announced that we anticipated that the previously disclosed financial data for periods prior to 2012 would need to be restated to address the same types of errors identified in our 2012 financial statements.

Restatement Adjustments

        Based upon our internal reviews of various accounting transactions and matters and the associated re-audits of prior years' financial statements, the following contains a summary of the errors that have been corrected and identifies certain accounts and transactions that have been restated. All information included in this section is qualified in its entirety by reference to our consolidated financial statements and related footnotes included in this Form 10-K. For additional information, see "Note 2—Restatement" and "Note 20—Selected Quarterly Financial Data (Unaudited)" to our consolidated financial statements.

  •
  Conversion to Percentage-of-Completion Accounting:  U.S. generally accepted accounting principles ("GAAP") specify the criteria for determining whether to utilize the percentage-of-completion or completed contract method of accounting for revenue recognition. During the period from 2011 through 2014, we recognized revenue from virtually all of our contracts in our Mechanical Solutions segment under the completed contract method of accounting. We determined in late 2015 that the completed contract method of accounting was not in accordance with GAAP because we had sufficient information available to use the percentage-of-completion method for the period from 2011 through 2014. Concurrently, we did not reduce recognized revenue in a timely manner for contractual liquidated damages that we incurred on certain projects as a result of late delivery and/or performance issues. Therefore, we have recorded the necessary adjustments to retrospectively apply percentage-of-completion accounting to our Mechanical Solutions segment for the period between 2011 and 2014. For additional information about our accounting policies and estimates, see "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates."

  •
  Completed Contract Revenue Recognition:  In our Electrical Solutions segment, we historically have used the completed contract method of accounting because we lack the requisite information to utilize percentage-of-completion accounting. Although completed contract was the correct method, we discovered certain errors involving recognizing revenue before certain contracts were completed and/or before units were shipped or delivered and title transferred. Additionally, we did not reduce recognized revenue in a timely manner for contractual liquidated damages that we incurred on certain projects as a result of late delivery and/or performance issues. We have recorded the necessary adjustments to revenue in the proper period in connection with the foregoing.

  •
  Job Cost Capitalization, Estimation and Expensing:  We identified errors in our job cost accounting practices, including: (i) errors in the capitalization of manufacturing overhead; (ii) not always accruing for subcontractor liabilities while the work was in progress; (iii) not always estimating and recognizing loss contracts in a timely manner; and (iv) not always properly matching the cost of goods sold with the related revenue in the proper period. Additionally, as noted in the "Conversion to Percentage-of-Completion Accounting" discussion above, our Mechanical Solutions segment erred in electing not to utilize the percentage-of-completion method of accounting. These errors resulted in misstatements in our reported cost of goods sold, costs and estimated earnings in excess of billings, billings in excess of costs and estimated earnings and accrued liabilities.

  •
  Warranty Reserves:  We improperly interpreted the accounting requirements for recording and reporting warranty reserves and failed to properly incorporate into our warranty estimates information available to us during the various subsequent events periods in our original filings, which resulted in errors in our reported warranty reserve and warranty expense amounts.

  •
  Goodwill:  At the time of the sale of our former subsidiary, Deltak LLC ("Deltak"), in 2011, we erroneously concluded that Deltak was not a separate reporting unit for the evaluation of the carrying value compared to fair value of goodwill. As a consequence of that conclusion, we allocated $18.8 million of goodwill from Deltak's books to Mechanical Solutions, which resulted in an $18.8 million overstatement of the 2011 pre-tax gain on the sale of Deltak. Consequently, we have erroneously been carrying the related $18.8 million of goodwill on our balance sheets since that time. The after-tax effect of this change totaled $11.5 million as of December 31, 2011 and was reflected as a decrease to the December 31, 2012 opening balance of accumulated retained earnings in our consolidated financial statements in this Form 10-K.

  •
  Other:  In addition to the errors discussed above, our restated financial statements reflect the following additional error corrections and consequential changes in previously reported financial results:

  •
  We did not properly accrue for certain operating expenses in the period in which they were incurred, resulting in certain expenses being recognized in the wrong period.

  •
  We did not timely identify and reserve for obsolete inventory, resulting in certain expenses being recognized in the wrong period.

  •
  We did not properly adjust dividends payable on restricted share units ("RSUs") for dividend equivalents for RSUs deemed not likely to vest.

  •
  We identified errors in the preparation and application of GAAP to the statements of cash flow including the presentation of changes in other comprehensive income for entities with functional currency other than the U.S. dollar and scheduling of changes in property, plant and equipment.

    •
    Upon finalization of purchase accounting, we did not recast our financial statements for the year of acquisition and, instead, made the change in the year of finalization.

    •
    We did not properly eliminate intercompany transactions between reportable segments and certain product groups within our Mechanical Solutions segment. We also corrected certain consolidated elimination entries, primarily due to intercompany transactions not denominated in the entity's functional currency. Finally, as a result of these consolidation restatement entries and the other entries discussed above, we recorded changes to our other comprehensive income from the translation of non-U.S. entities from their functional currencies to the U.S. dollar reporting currency.

    •
    As a result of the effect of the restatement errors, we recorded adjustments to our provision for income taxes and the deferred tax positions for all periods restated. In addition based on the negative evidence from the restated pre-tax losses generated in the two fiscal periods ending December 31, 2014, a valuation allowance against all of our U.S. and certain foreign deferred tax assets was recorded resulting in additional valuation allowances of $44.9 million against the gross deferred tax assets as of December 31, 2014.

        In addition to the restatement errors, we made certain reclassifications to conform the presentation of previously reported balances to current year presentation. The significant reclassifications include presentation of revenue and cost of revenue by reportable segment in the statements of income, detailed breakout of components of inventory, presenting accrued payables, including accrued fabricator expenses, as part of other current liabilities rather than accounts payable and separately presenting the consolidated foreign currency (gain) loss as non-operating expense on our statements of operations.

        For additional information, please refer to "Part II—Item 6. Selected Financial Data (Restated)"; "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations"; and "Note 2—Restatement" and "Note 21—Subsequent Events" to our consolidated financial statements for a schedule detailing each change by category.

Internal Control Consideration

        In connection with the preparation of this Form 10-K, our management reassessed its evaluation of the effectiveness of our internal control over financial reporting and determined that there were deficiencies in our internal control over financial reporting that constitute material weaknesses as of December 31, 2015. For a discussion of management's consideration of our disclosure controls and procedures and the material weaknesses identified, see "Part II—Item 9A. Controls and Procedures" of this Form 10-K.

Financial Information Included in this Report

        This Form 10-K includes:

  •
  Audited balance sheets as of December 31, 2015 and December 31, 2014 and audited consolidated statements of operations, consolidated statements of stockholders' equity and consolidated statements of cash flows for each of our fiscal years ended December 31, 2015, 2014 and 2013.

  •
  Selected Financial Data for our 2015 (audited), 2014 (restated and audited), 2013 (restated and audited), 2012 (restated and unaudited) and 2011 (restated and unaudited) fiscal years.

  •
  An updated Management's Discussion and Analysis for our fiscal year ended December 31, 2014 (including a comparison to our fiscal year ended December 31, 2013).

  •
  A new Management's Discussion and Analysis for our fiscal year ended December 31, 2015, fiscal quarter ended on March 31, 2015, fiscal quarter ended on June 30, 2015 and fiscal quarter ended on September 30, 2015 (including comparisons to the corresponding quarterly and year-to-date periods in 2014).

  •
  Unaudited condensed financial information for our fiscal quarters ended March 31, 2014 and 2015, the fiscal quarters ended June 30, 2014 and 2015 and the fiscal quarters ended September 30, 2014 and 2015. The unaudited condensed financial information for the periods in fiscal year 2014 has been restated.

  •
  Footnote disclosure to the quarterly financial information with respect to our fiscal quarters ended March 31, 2014 and 2015, fiscal quarters ended June 30, 2014 and 2015 and fiscal quarters ended September 30, 2014 and 2015. The footnote disclosures for the fiscal quarters in 2014 have been restated.

        We have corrected the errors listed above and amended or restated certain financial information in this Form 10-K as of and for the periods indicated (collectively, the "Applicable Periods"), as noted above. In addition, the discussion of our financial results in "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K has been updated to reflect changes in our three reportable segments, which were, prior to January 2015, Product Solutions, Nuclear Services and Energy Services, and are now Mechanical Solutions, Electrical Solutions and Services.

        We believe that presenting all of the amended and restated information for the Applicable Periods in this Form 10-K allows investors and others to review all pertinent data in a single presentation. We have not filed and do not intend to file (i) amendments to any of our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatements of our financial statements or (ii) Quarterly Reports on Form 10-Q for the three quarterly periods ended March 31, 2015, June 30, 2015 and September 30, 2015. Accordingly, investors and others should rely only on the financial information and other disclosures regarding the Applicable Periods in this Form 10-K and in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods.

Subsequent Events

        Subsequent to December 31, 2015, we undertook several initiatives designed to restructure our operations, lower our operating costs, enhance our liquidity and reduce indebtedness.

        In October 2015, we determined that Braden Europe required a larger facility because of strong demand and the need for additional workspace. Accordingly, in October 2016 Braden Europe leased another facility in Heerlen, Netherlands, which is approximately twice the size of the prior facility, and began to market the sale of its prior facility.

        As part of our overall strategy to focus Mechanical Solutions on engineering and project execution while reducing overhead, in May 2016, we began the process of selling the Braden Mexico manufacturing facility. The Braden Mexico facility is an approximately 150,000 square foot manufacturing facility for fabrication of equipment for utility-scale natural gas turbines. In the fourth quarter of 2016, we ceased manufacturing operations at the Braden Mexico facility. However, we will continue to maintain an office in Mexico to support Braden's outsourcing activities and sales in Mexico. The manufacturing that had historically been performed at Braden Mexico will be consolidated into our global network of outsource manufacturing partners.

        In May 2016, CFI vacated under-utilized space in Oxford, Massachusetts at the end of the lease term. Personnel and some equipment were relocated to CFI's Auburn, Massachusetts facility.

        On July 29, 2016, we sold the stock of TOG Holdings, Inc., our wholly-owned subsidiary, for $6 million in cash, subject to customary post-closing working capital adjustments, an escrow withholding of $0.8 million and disposition expenses. We used the net proceeds of $4.8 million from the sale of TOG Holdings, Inc. to reduce indebtedness. In addition, as a result of the sale, we no longer have liability associated with TOG Holdings, Inc.'s leased property.

        In August 2016, we retained an investment banking firm to explore the refinancing of our existing Revolving Credit Facility. Following the finalization of the restated 2015 and prior period financial statements, the investment banking firm developed and circulated a confidential information memorandum to potential lenders in February 2017.

        In September 2016, Braden's Tulsa operations began updating and modernizing their filter manufacturing and consolidated under-utilized warehouse and office space within the existing property. Braden Tulsa's Mingo Road footprint was reduced in September 2016 by approximately 35,000 square feet, from approximately 84,000 square feet to approximately 49,900 square feet. During that time, we also ceased operations at our 105,000 square foot Koontz-Wagner Custom Controls Holdings, LLC ("Koontz-Wagner") factory located in Chattanooga, Tennessee. Koontz-Wagner will continue its ongoing operations at other locations.

        In December 2016, we completed a $14.8 million sale-leaseback transaction for our facilities in Franklin, Indiana, Auburn, Massachusetts and Houston, Texas, wherein we simultaneously sold and entered into 10-year leases at the three facilities. The net cash received of $12.2 million was used to reduce debt. The lease for our facility in Franklin, Indiana was assumed by the purchaser of Hetsco in January 2017.

        In January 2017, we sold the stock of Hetsco for approximately $23.2 million in cash, inclusive of working capital adjustments. After transaction costs and an escrow withholding of $1.5 million, the net proceeds of $20.6 million were used to reduce debt. Reported as part of our Services segment, Hetsco provided brazed aluminum heat exchanger repair and maintenance and safety services to the industrial gas, liquefied natural gas and petrochemical industries. Following the sale of Hetsco, we no longer engage in these services, and no longer maintain intellectual property relating to the Hetsco trade name or brand. Unless otherwise specified, information contained in this report is as of December 31, 2015 and does not reflect the sale of Hetsco.

        In February 2017, the Board approved a decrease to the cash compensation paid to directors from approximately $97,000 to approximately $67,000, which was accomplished by a decrease in the cash annual retainer, eliminating per-meeting fees for all directors, and decreasing additional compensation for service as the chair of one of the committees. The revised compensation arrangement assumes that the actual board calendar is substantially similar to the currently scheduled board calendar. Although no equity compensation was granted to directors in 2016 or in 2017 through the filing of this Form 10-K, equity compensation will be granted after the filing of this report to reflect time served on the Board in 2016 and through the filing of this Form 10-K. Future equity compensation for Board service will be in line with the Board's existing equity compensation structure.

Other Significant Events

        In August of 2015, we were informed that one of our largest customers, Southern Nuclear Operating Company ("Southern Nuclear") would not extend the term of its existing maintenance and modification contract with our Services segment. We recognized $89.0 million in revenues in 2015 from Southern Nuclear, of which $44.1 million was from this maintenance and modification contract. Additionally, we completed a construction support project for Tennessee Valley Authority ("TVA"), another of our largest customers, related to a nuclear reactor in 2015 that will not be recurring in 2016. Revenues recognized in 2015 related to this project were $92.8 million.

        In an effort to improve our operational efficiency as well as respond to reductions in maintenance and modification and project work, our work force, including full-time, part-time and craft labor employees, was reduced by more than 1,000 positions during the two year period ending December 31, 2016.

        For additional information, see "Note 17—Major Customers and Concentration of Credit Risk" and "Note 21—Subsequent Events" to our consolidated financial statements.

 SPECIAL NOTE

        This Form 10-K speaks only as of December 31, 2015. The descriptions of our business and the industry and markets in which we operate are as of December 31, 2015. Except as otherwise specifically stated, it has not been updated to reflect the events described above, nor any other events occurring subsequent to December 31, 2015.

        Although there are a limited number of instances in this report where we deemed it appropriate to specifically reference certain events that occurred after December 31, 2015, this report does not contain all material information relating to our 2016 or 2017 fiscal periods.

        Accordingly, the disclosure in this report does not contain complete and updated information regarding our company and operations as of the date of filing this report. Information contained in this report will be updated and supplemented in reports the Company intends to file with the SEC for periods subsequent to December 31, 2015.

 Cautionary Note Regarding Forward-Looking Statements

        This Form 10-K and its exhibits contain or incorporate by reference various forward-looking statements that express a belief, expectation or intention or are otherwise not statements of historical fact. Forward-looking statements generally use forward-looking words, such as "may," "will," "could," "project," "believe," "anticipate," "expect," "estimate," "continue," "potential," "plan," "forecast" and other words that convey the uncertainty of future events or outcomes. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. Investors should not place undue reliance on any of these forward-looking statements. Except as required by law, we undertake no obligation to further update any such statement, or the risk factors described in "Part I—Item 1A. Risk Factors," to reflect new information, the occurrence of future events or circumstances or otherwise.

        The forward-looking statements in this filing do not constitute guarantees or promises of future performance. The following important factors could cause actual outcomes and results to differ materially from those expressed in our forward-looking statements:

  •
  our ability to service our existing debt and secure new sources of debt financing on terms acceptable to us;

  •
  our ability to generate sufficient cash resources to continue funding operations;

  •
  audit, investigation, legal and expert services regarding the restatement and audit of our historical financial results and recent legal proceedings;

  •
  pending securities class action litigation and derivative action;

  •
  the SEC Division of Enforcement's pending formal investigation into possible securities law violations by the Company;

  •
  our material weaknesses in internal control over financial reporting and our ability to maintain effective controls over financial reporting in the future;

  •
  changes in our senior management, financial reporting and accounting teams;

  •
  our ability to timely prepare and file our periodic reports;

  •
  our ability to comply with certain financial covenants of our debt obligations;

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

        These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, including unpredictable or unanticipated factors that we have not discussed in this Form 10-K. Many of those factors are outside our control and could cause actual results to differ materially from the results expressed or implied by the forward-looking statements.

        In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. Investors should consider the areas of risk and uncertainty described above, as well as those discussed below under "Part I—Item 1A. Risk Factors." Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and we caution investors not to rely upon them unduly.

Part I

Item 1.    Business.

Special Note

        As described above under the heading "Explanatory Note—Subsequent Events," this Form 10-K speaks only as of December 31, 2015. Except as otherwise specifically stated, it has not been updated to reflect the events described under such heading, nor any other events occurring subsequent to December 31, 2015. Although there are a limited number of instances in this report where we deemed it appropriate to specifically reference certain events that occurred after December 31, 2015, this report does not contain all material information relating to our 2016 or 2017 fiscal periods. For information about the impact of certain business divestitures that occurred after the date of this report, see "Explanatory Note—Subsequent Events" and "Note 21—Subsequent Events" to our consolidated financial statements. For additional information about our segments, see "Note 1—Business and Organization" and "Note 19—Segment Information" to our consolidated financial statements.

Overview

        Global Power and its wholly owned subsidiaries are comprehensive providers of custom-engineered solutions and modification and maintenance services for customers in the energy and industrial markets. As of December 31, 2015, customers were located inside and outside the United States (the "U.S."), in both developed and emerging economies.

        We design, engineer and manufacture a comprehensive range of gas and steam turbine products, control houses and generator enclosures primarily used to enhance the efficiency and facilitate the operation of power plants and other industrial, energy and power-related applications. We believe our customer relationships built over many years, the reliability and performance of our solutions, our ability to deliver complex, engineered solutions, our advanced engineering and execution capabilities, our worldwide manufacturing base and our leading installed base of equipment throughout the world have supported key parts of our business.

        We provide on-site maintenance and modification services, outage management and craft labor, facility upgrade services, specialty coatings and roofing, asbestos and lead abatement, specialty aluminum welding, repair and maintenance of brazed aluminum heat exchangers and other industrial and safety services to nuclear, fossil-fuel, industrial gas and liquefied natural gas, petrochemical and other industrial operations in the U.S. Subsequent to the date of this report, we sold our Hetsco business, which engaged in certain of these services. For additional information, see "Explanatory Note—Subsequent Events." We have the capability to combine our resources to offer solutions for aftermarket repair applications for the North American gas turbine power generation, petrochemical and cogeneration markets.

        Including our predecessor entities, we have over 50 years of experience providing custom-engineered products that are critical for the operation of power plants and more than 32 years of experience providing complex outage shutdown services to operators of nuclear power plants and other industrial maintenance services.

        We use the Braden, Consolidated Fabricators, Williams, Koontz-Wagner, IBI Power, TOG Manufacturing and Hetsco trade names and the logos for each of those businesses and for Global Power. These trade names and logos are the property of Global Power. Product names and company programs appearing throughout this Form 10-K are trademarks of Global Power. This Form 10-K also may refer to brand names, trademarks, service marks and trade names of other companies and organizations, and these brand names, trademarks, service marks and trade names are the property of their respective owners. Subsequent to the date of this report, we sold two of our legal entities that maintained some of the intellectual property assets described. For additional information, see "Explanatory Note—Subsequent Events."

        Global Power was incorporated in 2001 under the laws of the State of Delaware and became the successor to GEEG Holdings, LLC, which was formed as a Delaware limited liability company in 1998. We and all of our U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code on September 28, 2006 and successfully emerged from bankruptcy pursuant to an approved Plan of Reorganization on January 22, 2008. Upon emergence, we issued 5,266,885 shares of our new common stock to pre-petition equity holders in exchange for stock held before the bankruptcy. On that same date, pursuant to a rights offering, a private placement and related backstop and our Management Incentive Co-Investment Plan, we issued an additional 9,589,138 shares of our new common stock in exchange for $72.5 million in net proceeds. The applicable price of our common stock in the rights offering was $7.65 per share. As part of the plan, we also entered into a $150.0 million credit facility (the "Previous Credit Facility"). In June 2011, we received a court order for final decree closing the Chapter 11 Filing.

Segments

        In determining our reportable segments in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 280—Segment Reporting ("ASC 280"), we concluded that, until January 2015, we operated in three reportable segments: Product Solutions, Nuclear Services and Energy Services.

        In January 2015, we announced the integration of our four operating segments (hereinafter referred to as "operating units") into two reportable segments, structured around products and services, as part of our ongoing streamlining efforts. However, in re-evaluating our reportable segments as of the end of 2015, we determined that, while we continue to believe the projected long-term economic similarities between our Mechanical Solutions and Electrical Solutions operating units support aggregation into a single reportable segment, there has been disparity in the historical operating results to date between those two operating units. As such, we believe it is currently more meaningful to the reader to report segment information on those operating units separately and, therefore, concluded we have three reportable segments: Mechanical Solutions, Electrical Solutions and Services. The segment information for prior periods has been adjusted retrospectively to conform to the current period presentation. Our three reportable segments have operated as described below.

Mechanical Solutions Segment

        This reportable segment is comprised of Braden Manufacturing, LLC ("Braden"), Braden Europe, B.V. ("Braden Europe"), Consolidated Fabricators ("CFI") and TOG Manufacturing Company, Inc. ("TOG"). Mechanical Solutions focuses on filter houses, inlet and exhaust systems, diverter dampers, selective catalytic reduction systems (commonly referred to as "SCR"), auxiliary control skids and enclosures, expansion joints, air filtration elements, retrofit and upgrade solutions and specialty machined parts. Our Mechanical Solutions segment designs, engineers, manufactures, installs, commissions and services for the worldwide power generation markets. Our principal customers are utility-scale gas turbine original equipment manufacturers ("OEMs"), Owner/Operators, Electric Utilities and engineering, procurement and contractor ("EPC") firms. We also provide precision parts, replacement parts, filter elements and aftermarket retrofit equipment to both OEMs and end users. Our solutions are custom-engineered to meet project and customer-specific requirements.

        Our technical and engineering capabilities enable us to design and manufacture a broad range of power plant and other industrial equipment to meet each customer's specific performance requirements. We provide the following comprehensive range of solutions critical to the operation of power plants:

  •
  Inlet Systems.  Inlet systems are comprised of filter houses and air intake ducts that condition the air entering the turbine or engine (pulse-type or barrier filtration, temperature and moisture control, flow distribution and pressure drop optimization) and provide acoustical treatment for noise generated by the gas turbine air flow.

  •
  Exhaust Systems.  Exhaust systems, including diffusers, plenums, ducts and stacks, expansion joints and diverter dampers, direct the hot exhaust from the turbine, with silencing provided as well, to the atmosphere in the case of simple cycle operation or into a heat recovery steam generator ("HRSG") when the power plant is operated as a combined cycle facility.

  •
  Selective Catalytic Reduction Systems.  SCR systems are used in simple cycle gas turbine facilities and are focused on removing oxides of nitrogen and carbon and other volatiles from exhaust gas.

  •
  Custom-Engineered Equipment Skids.  Custom-engineered, pre-packaged equipment skids, either enclosed or open to the elements, with or without HVAC, can be used for a wide variety of industrial equipment applications, allowing faster and lower cost equipment installation at a customer's industrial site.

        The contracts under which we sell our products are typically fixed-price contracts, most of which are "lump sum bid" contracts. Under lump sum bid contracts, we bid against other suppliers based on customer or project specifications. Many of our project destinations are outside the U.S.

        Historically, Mechanical Solutions fabricated equipment through a combination of in-house manufacturing at our own facilities in the U.S. and Mexico and outsourced manufacturing in other countries around the world. However, beginning in 2016, all of our Mechanical Solutions businesses, except CFI, began exclusively using outsourced manufacturing facilities. Our network of high-quality international manufacturing partners, located in more than 20 countries, allows us to manufacture equipment worldwide and maintain a competitive cost structure. Outsourcing our gas turbine auxiliary product manufacturing enables us to meet increasing demand without internal manufacturing capacity limitations, reduces our capital expenditure requirements and allows us to respond to the particular sourcing initiatives of our customers, whether those initiatives call for global sourcing or for localized supply content. Our employees work closely with our international manufacturing partners to supervise the fabrication of our products at their facilities to ensure high levels of quality and workmanship. While we generally have proven, long-term relationships with our subcontractors, we also routinely search for additional subcontractors to enhance our ability to manufacture equipment at the lowest cost while maintaining high-quality standards and on-time delivery.

        We maintain agreements with key third-party fabricators, many of which require OEM approval. We conduct regular quality audits of our fabricators and, in some cases, maintain staff on-site. Subcontractors can sometimes take several years to qualify to meet our requirements and international standards, including OEM audit and approval.

        For information about the impact of certain business divestitures that occurred after the date of this report, see "Explanatory Note—Subsequent Events."

Electrical Solutions Segment

        This reportable segment is comprised of Koontz-Wagner, including, following its merger with and into Koontz-Wagner, the former operations of IBI Power and the portion of the Energy Packaged Power Solutions business that we acquired in the first quarter of 2015 from Siemens Industry, Inc. ("Siemens" and the "Siemens' eHouse manufacturing operations"). Electrical Solutions focuses on custom engineering and manufacturing of integrated control house systems, engine generator packages and enclosures, industrial tanks and custom-engineered equipment skids for the energy, oil and gas, digital data storage and electrical industries. Our principal customers are turbine and reciprocating engine OEMs, switchgear and drive OEMs, backup and distributed power providers, Owner/Operators (including oil and gas midstream and downstream), electric utilities and EPC firms. Our solutions are custom-engineered to meet customer-specific requirements.

        Our technical and engineering capabilities enable us to design and manufacture the following products:

  •
  Custom-Engineered Equipment Skids.  Custom-engineered, pre-packaged electrical equipment skids, that can be used for a wide variety of industrial equipment applications, allowing faster and lower cost equipment installation at a customer's industrial site.

  •
  Packaged Control Houses ("PCH").  PCH are custom-engineered and designed, fully integrated fabricated metal buildings that house electrical power and control equipment, namely switchgear, motor control centers, variable frequency drives and utilities for the power generation, oil and gas processing and refining (midstream and downstream), industrial, utility and renewables market segments.

  •
  Generator Enclosure Packages and Sub-Base Tanks.  Custom-engineered and designed generator enclosure packages are fabricated metal buildings that are often sound attenuated and designed to meet site certification, visual, environmental, functional, size and sound requirements. The enclosure packages are used to house both prime and standby diesel/natural gas generators that range from 30 KW to 4,000 KW in a wide range of environments, from desert to arctic, in a fully integrated package, including all necessary systems for an operating generator package. Also offered are sub-base and stand-alone tanks meeting the safety standards of UL LLC, an American safety consulting and certification company, including UL LLC listings UL 142, UL 2085 and ULC-S601.

        The contracts under which we sell our products are fixed-price contracts, most of which are "lump sum bid" contracts. Under lump sum bid contracts, we bid against other suppliers based on customer or project specifications. Our project destinations are primarily in the U.S.

        Electrical Solutions continues to leverage its geographically broad North American manufacturing footprint to provide control houses, custom-engineered equipment skids and generator packages throughout the western hemisphere.

Services Segment

        This reportable segment is comprised of Hetsco and Williams Industrial Services, LLC ("WIS" and, collectively with Williams Plant Services, LLC and Williams Specialty Services, LLC, the "Williams business"). Our Services segment provides a comprehensive range of modification, maintenance and construction support services for nuclear power plants and a wide range of utilities and industrial customers, including fossil fuel, industrial gas, liquified natural gas, petrochemical and other industrial operations. We provide these services primarily on a direct hire basis, where we manage and perform the work ourselves, but we also act in a general contracting capacity where we manage multiple subcontractors and, in other cases, we are retained as a subcontractor on the project. We primarily service U.S.-based plants and perform tasks designed to improve or sustain the operating efficiencies. As of December 31, 2015, a portion of our Services segment generated revenue from offshore repairs of installed aluminum heat exchangers, primarily in the Middle East, Africa and Asia. The services provided by our Services segment are designed to improve or sustain operating efficiencies and extend the useful lives of process equipment. We provide these services both on a constant presence basis and for discrete projects.

        Our Services segment offerings include the following:

  •
  Nuclear Power Plant Modification, Maintenance and Construction.  We perform a full range of critical services for the nuclear facility market, including capital project, facility upgrades, routine modification and maintenance work.

  •
  Fossil Fuel, Industrial Gas, Liquefied Natural Gas and Petrochemical Operations Modification and Construction.  We provide routine maintenance, repair and capital project services designed to extend plant life cycles.

  •
  Specialty Welding Services.  We provide the following specialty services to manufacturers and users of aluminum heat exchangers:

  •
  Brazed Aluminum Heat Exchanger Repair, Maintenance and Safety Services. We routinely perform on-site repairs and associated mechanical and safety support services to users of aluminum heat exchangers used in air separation and gas or liquid processing applications.

  •
  Fabrication. We have the demonstrated capability to fabricate and assemble complete process systems into integrated solutions for the air and gas processing industries.

  •
  Industrial Painting and Coatings.  We perform cleaning, surface preparation, coatings application, quality control and inspection testing on major coating projects.

  •
  Insulation.  We provide a variety of industrial insulation services, primarily in power generation installations.

  •
  Asbestos and Lead Abatement.  We provide abatement services for the removal of asbestos and heavy metal based coatings such as lead paint. We do not take ownership of hazardous materials and do not assume responsibility for the liability associated with the materials other than for our actions meeting applicable statutory and regulatory requirements.

  •
  Roofing Systems.  We replace, repair and upgrade industrial facility roofing systems, primarily at pulp and paper manufacturing facilities and nuclear power plant locations.

        We provide these services throughout the U.S. with experienced craft laborers who are directed and managed by an experienced team of supervisors and project managers across our network. Our flexible staffing and equipment model enables us to meet seasonal and outage demand without being restricted by internal capacity limitations, thereby minimizing our fixed costs.

        As of December 31, 2015, our Services segment contracted for approximately 78% of the services it provides on a cost-plus basis under contracts that provide for reimbursement of costs incurred plus an amount of profit in the form of a mark-up. It contracted for approximately 22% of the services it provides on a fixed-price basis.

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

        For information about the impact of business divestitures that occurred after the date of this report, see "Explanatory Note—Subsequent Events."

        For additional information about our segments, please refer to "Note 1—Business and Organization" and "Note 19—Segment Information" to our consolidated financial statements.

Market Overview

        Gas Turbine Power Generation and Cogeneration Market.    All gas turbine power plants combine a gas turbine with a generator to produce electricity. In a simple cycle gas turbine plant, the hot exhaust coming out of the gas turbine is vented to the atmosphere through an exhaust stack. In a combined cycle plant, the hot exhaust coming out of the gas turbine is fed into a HRSG. The HRSG captures much of the heat from the gas turbine exhaust to generate steam, which in turn is used to power a steam turbine and generate more electricity before the exhaust is vented into the atmosphere. We manufacture products that are critical components of both simple cycle and combined cycle plants, including packaged control houses, cabinets and skids, or "balance of plant hardware," filter houses, inlet and exhaust systems, SCRs and turbine and generator components. We also engineer and manufacture specialized diverter dampers that are used in some combined cycle plants between the gas turbine and the HRSG.

        The advantages of power generation plants utilizing gas turbine technologies versus certain other technologies include:

  •
  lower construction costs;

  •
  shorter construction periods;

  •
  improved operating efficiency;

  •
  lower emissions (NOx, CO2 and other pollutants);

  •
  flexibility to expand plant capacity;

  •
  smaller geographical footprint; and

  •
  rapid start-up and shutdown time.

        Oil and Gas Market.    The American Petroleum Institute defines the oil and gas industry as having three segments: Exploration and Production (also known as "upstream"), Transportation (also known as "midstream"), and Refining/Constituent Chemical Processing (also known as "downstream"). We design, manufacture, integrate and package free standing metal interlocking panel buildings that house control systems, switch gear and generators. Our products are deployed globally into the upstream, midstream and downstream oil and gas markets. We produce specialty engineered products, such as flow control and customized skids, while our focus on lean manufacturing processes also allows us to perform serial production for large projects. We also provide installation, facility upgrade, repair and maintenance services for midstream and downstream operations such as pipeline terminals, compressor or pumping stations and storage operations, refineries and petrochemical processing facilities and liquefied natural gas ("LNG") operations.

        We believe demand for our products and services are driven by strength in the oil and gas production industry which is subject to volatility in energy prices and demand.

        The North American oil and gas market has benefited in recent years from advanced extraction methods such as hydraulic fracturing which has led to pipeline expansions as well as the development of petrochemical facilities and gas separation and liquefaction projects. However, the price of oil began to decline in mid-2014 and dropped to a 14-year low in January 2016. The U.S. Energy Information Administration ("EIA") reports that U.S. crude oil production averaged an estimated 8.9 million barrels per day in 2016 and is forecasted to average 9.0 million barrels per day in 2017 and increase to 9.5 million barrels per day in 2018. The EIA also reports that total U.S. natural gas consumption averaged 75.1 billion cubic feet per day in 2016 and forecasts consumption of 74.7 billion cubic feet per day in 2017 and 76.7 billion cubic feet per day in 2018.

        Industrial Services Industry and Market.    The U.S. industrial services industry is a multi-billion dollar industry, broadly defined as routine modification, maintenance and technical services provided to industrial facilities ranging from manufacturing facilities to power generation plants. The industry continues to benefit from a shift towards outsourcing as plant operators seek to alleviate financial constraints, reduce labor costs, increase labor utilization and productivity and eliminate operational redundancies.

        We expect that power industry demand for these services will be driven by the following factors in the future:

  •
  Aging Infrastructure Increases Demand for Plant Maintenance.  According to the EIA, more than half of the electrical generating capacity in the U.S. was placed in service before 1990. Coupled with the relatively limited number of large scale power generation facilities being constructed in the U.S., the efforts to maintain older plants of all types and take advantage of newer and more efficient technologies at existing sites provide opportunities for companies providing these services. The low price of natural gas is driving demand for new and replacement generation capacity toward combined cycle gas powered plants. With the low price of natural gas, it is more economical to run the plants more often, driving the demand for conversions of these plants to combined cycle technology. Further, approximately 90 nuclear reactors that have been in operation in the U.S. for more than 30 years require extensive ongoing engineering and maintenance services to support operations and improve performance. Nuclear power plants in the U.S. are subject to a rigorous program of U.S. Nuclear Regulatory Commission (the "NRC") oversight, inspection, preventive and corrective maintenance, equipment replacement and equipment testing. Nuclear power plants are required by the NRC to go offline to refuel at intervals of no more than 24 months and to perform condition monitoring and preventive maintenance during every refueling outage. Initially, commercial nuclear power plants in the U.S. were licensed to operate for 40 years, reflecting the amortization period generally used by electric utility companies for large capital investments. In 2000, the NRC issued the first license renewal for a nuclear power plant, extending its license for an additional 20 years. As of December 31, 2016, the NRC had extended the licenses of approximately 85 reactors. In all, about 90 reactors are expected to operate for 60 years, with owners undertaking an increase in modification, maintenance and construction capital projects to upgrade these facilities. Decommissioning work on retired nuclear reactors also provides future opportunities for growth.

  •
  International Growth.  Our Mechanical Solutions businesses have seen demand from the Middle East, Mexico, South Korea and Southeast Asia. Large units (sometimes referred to as jumbo units) represent approximately two-thirds of the new capacity demand. Small units have also been in demand with portable power needs and remote/island power needs. The overall number of projects in the Middle East is continuing to rise, including plant upgrades and conversion from simple cycle to combined cycle technology. Among the factors driving this increase in gas turbines is operational flexibility, short construction time and combined-cycle gas turbine technology, developed by the major OEMs, that exceeds 60% efficiency.

  •
  North America Infrastructure Growth.  A major factor in this expansion is the widespread development of shale gas. New production and transmission and distribution infrastructure has been developed to increase production, and reduce transportation bottlenecks, bringing more gas to key markets. Shale gas value is transitioning from upstream to downstream users, including petrochemical facilities and power generation assets.

  •
  New Nuclear Reactor Construction.  As of December 31, 2015, there were five new nuclear reactors at three U.S. sites in various stages of construction and commissioning. Our Services segment was involved in each of these projects at varying levels. We have had a significant role in the recent completion of Watts Bar Unit 2 and we have several contracts currently at Vogtle

    Units 3 and 4 and one at VC Summer. We are one of the few contractors with a qualified and audited Nuclear Quality Assurance-1 ("NQA-1") Program, which is required to perform contract services at the new build reactors.

        In addition, we are one of a limited number of companies qualified to perform comprehensive services in U.S. nuclear power plants under rules issued by the NRC. Under these rules, owners of nuclear facilities must qualify contractors by requiring the contractors to demonstrate that they will comply with NRC regulations on quality assurance, reporting of safety issues, security and control of personnel access and conduct. On the majority of our maintenance and project work, we directly hire the labor and provide the management and supervision to perform the work directly for the owner. In some cases, we act as a general contractor and subcontract portions of the work or, alternatively, subcontract our services to full-scope EPC firms or general contractor firms. We maintain good relationships with the utilities, the EPC firms, the general contractor firms and relevant engineering firms.

        Industrial Gas and Natural Gas Markets.    Industrial gases are used in a variety of end-markets. The global industrial gas market is projected to grow, driven by emerging markets and energy demand. In addition, natural gas demand is expected to grow, particularly from feedstock chemical manufacturers, liquefied natural gas processors and other companies in the refining and industrial gas industries that use natural gas as a feedstock. Subsequent to the date of this report, we sold our Hetsco business. Following that sale, we no longer engage in these activities. See "Explanatory Note—Subsequent Events."

        Standby and Distributed Power Generation.    Unlike central station generation, standby and distributed power generation equipment can sit on either side of the utility meter and may be owned by a utility, a customer or a third party. Energy demand response and transmission and distribution infrastructure limits are driving investment into this space, along with developing industries with high power demand and sensitivity to power supply instability. Example industries include datacenters, medical centers, universities and remotely located industrial loads. Datacenters represent a large and growing market for the Koontz-Wagner brand. The category previously consisted of small-scale utility-owned diesel or gas engine generators strategically located to support distributed system operation. The category is moving toward larger (greater than 1,000 Kilowatts ("KW")) diesel engine generator systems and expanding into alternative energy assets. Building our share in this market also allows Koontz-Wagner to extend our offerings into adjacent markets through the relationships we have with engine OEMs.

Business Strategy

        We plan to continue leveraging our brands (Braden, Koontz-Wagner and Williams). As part of our annual strategic planning process, each of our businesses develops growth, productivity improvement and cost reduction initiatives. Each unit has specific initiatives with associated targets for revenue and cash flow.

        We pursue revenue and margin enhancement opportunities, including streamlining and consolidating operations, utilizing state of the art estimating and engineering technologies, deploying rigorous project management techniques, initiating various process improvement projects and employing experienced industry-recognized sales professionals.

        We are also focused on increasing our margins through the application of lean manufacturing processes and continuous improvement in our operations. We are committed to delivering quality products and services on time for our customers. In addition to pursuing better execution on the shop floor and at our project sites, we have streamlined our selling and administrative functions to better serve our customers. We have implemented a lean manufacturing processes structure to be closer to our customers and adjust faster to changing market conditions.

        We continue to add employees to expand our range of expertise and depth of knowledge. Our objective is to foster a workplace that will attract top people in our industry and challenge them with meaningful projects, reward them for their performance and advance their careers.

Customers, Marketing and Seasonality

        Mechanical Solutions.    Our Mechanical Solutions segment customers are turbine and reciprocating engine OEMs, Owner/Operators, electric utilities and EPC firms. The end users of most of our products sold to OEMs and EPC firms are owners and operators of power plants. We market our products and services globally through a sales network consisting of employees and independent representatives in various geographic areas, including the Americas, Europe, Asia and the Middle East. Our Mechanical Solutions segment is not materially impacted by seasonality and is more impacted by the cyclicality of, and fluctuations in, the U.S. and international economies that we serve.

        Electrical Solutions.    Our Electrical Solutions segment customers are turbine and reciprocating engine OEMs, switchgear and drive OEMs, backup and distributed power providers, Owner/Operators (including oil and gas midstream and downstream), electric utilities and EPC firms. The end users of most of our products sold to OEMs and EPC firms are owners and operators of power plants, process plants, refineries, pipelines, data centers and other industrial and commercial facilities such as wastewater treatment plants and hospitals. We focus our sales and marketing efforts on OEMs and EPC firms engaged by end users of our products, including the developers and operators of power plants, industrial and commercial facilities and data centers. Our Electrical Solutions segment is not materially impacted by seasonality and is more impacted by the cyclicality of, and fluctuations in, the U.S. and international economies that we serve.

        Services.    Our Services segment customers include major private and government-owned utilities throughout the U.S., as well as leaders in the U.S. paper and industrial sectors. We market our services using dedicated sales and marketing personnel as well as our experienced on-site operations personnel. We use our safety and service track record with long-term renewable contracts to expand our services and supplement the existing contracts with small-to-medium sized capital projects. Our sales initiatives directly seek to apply operational strengths to specific facilities within the targeted industries and customers throughout the U.S. Our Services segment is materially impacted by seasonality, resulting in fluctuations in revenue and gross profit during our fiscal year. Generally, the second and fourth quarters are the peak periods for our Services segment, as those are periods of low electricity demand during which our customers schedule planned outages.

        We depend on a relatively small number of customers for a significant portion of our revenue, and the loss of any of those customers would have a material adverse effect on our business. For a listing of our major customers, see "Note 17—Major Customers and Concentration of Credit Risk" to our consolidated financial statements.

Engineering, Design and Maintenance Capabilities

        Mechanical Solutions and Electrical Solutions.    We provide original design, retrofit and upgrade engineering, installation, technical services and after-sales maintenance and repair of our products. Our products are custom-designed and engineered to meet the specifications of our customers, including local, state, federal and international code requirements and certifications. Our engineers and designers use engineering and drafting programs such as AutoCAD®, Inventor® 3D modeling software, Solidworks® and other analytics applications.

        Services.    Through our NQA-1 Program and other programs, we provide training, certifications and ongoing safety monitoring to all of our Services employees. We are one of a limited number of companies qualified to work anywhere in a U.S. nuclear facility and have been one of the leading providers of coatings at U.S. nuclear facilities for almost 40 years. In addition, we are one of a few contractors with the qualified and audited NQA-1 Program that is required to perform contract services at the new build reactors. For over 13 years, we have maintained a safety record in the top quartile of the industry, benefiting both us and our customers. We also maintain a broad range of professional certifications and memberships in national organizations relevant to the performance of many of the specialized services we provide.

Materials and Suppliers

        The majority of materials we purchase are for our Mechanical Solutions and Electrical Solutions segments. The principal materials for our products are carbon steel plate, sheet steel, stainless steel products and other structural shapes, wire, cable and insulation. We obtain these materials from a number of U.S. and international suppliers. The markets for most of the materials we use are served by a large number of suppliers, and we believe that we can obtain the materials we require from more than one supplier.

Competition

        Mechanical Solutions and Electrical Solutions.    We compete with a number of domestic and international companies. Some of our competitors are significantly larger than us and have significantly greater financial resources. Other competitors are small, typically privately held companies that are often less sensitive to project risk and onerous contract terms. The competitive landscape is defined not only by the specific product offering, but also geographic delivery footprint, total delivery cycle time (from order to title transfer), reputation, build quality, ability to design products to meet each customer's unique specifications (including design elements and manufacturing methods impacting the total cost of ownership, designed ease of site installation and landed equipment footprint), and total project price. A project's competiveness can be influenced by any one or a number of these conditions.

        Services.    Our competitors vary depending on plant geography and scope of services to be rendered. Several national vendors, which are significantly larger and have significantly greater financial resources than we do, will often compete for larger maintenance and capital project opportunities that become available. These include, among others, Day & Zimmerman and Chicago Bridge & Iron Company N.V. Additionally, smaller vendors that operate on a regional basis often compete for smaller opportunities associated with open shop labor sources. We believe that the key competitive factors in the services we offer are reputation, safety, price, service, quality, breadth of service capabilities and the ability to identify and retain qualified personnel. We believe our project management capabilities, including service diversity, long-term customer relationships, safety record and performance, differentiate us from our competitors. We also believe that the fact that we maintain a presence at several of our customers' sites is a competitive advantage because it provides us with an intimate understanding of these facilities, which allows us to better identify our customers' service needs. Specific to our customers that operate nuclear power plants, the barriers to entry include requirement of NRC qualifications and safety standards.

        For information about the impact of business divestitures that occurred after the date of this report, see "Explanatory Note—Subsequent Events."

Employees

        As of December 31, 2015, we had 1,449 full- and part-time employees (excluding temporary staff and craft labor in our Services segment). Of those, 172 were employed at our facility in Mexico under a collective bargaining agreement, which is amended annually and expires April 21, 2017. Although we will continue to maintain an office in Mexico to support Braden's outsourcing activities and sales in Mexico, we ceased manufacturing operations at our Mexico facility in the fourth quarter of 2016. At our Koontz-Wagner business, there are 54 employees who are covered under a collective bargaining agreement. The number of employees in our Services segment fluctuates greatly, depending on the timing and requirements for craft labor. Many of the craft labor employees for our Services segment are contracted through various union agreements. As of December 31, 2015, there were 1,389 craft labor employees for our Services segment, of which 1,106 were under collective bargaining agreements. We believe that our relationships with our employees, both full-time and temporary, are satisfactory. We are not aware of any circumstances that are likely to result in a work stoppage at any of our facilities. Subsequent to the date of this report, we sold certain of our businesses and ceased operations at certain facilities, which resulted in a decrease in the number of our employees. For additional information, see "Explanatory Note—Subsequent Events."

Insurance

        We maintain insurance coverage for various aspects of our operations; however, we remain exposed to potential losses because we are subject to deductibles, coverage limits and self-insured retentions.

        Typically, our contracts require us to indemnify our customers for third-party injury, damage or loss arising from the performance of our services and provide for warranties for materials and workmanship. We may also be required to name the customer as an additional insured up to the limits of insurance available, or we may be required to purchase special insurance policies for specific customers or provide letters of credit in lieu of bonds to satisfy performance and financial guarantees on some projects.

        We maintain performance and payment bonding lines in order to support our business and, as of December 31, 2015, a revolving credit facility ("Revolving Credit Facility") that provided letters of credit. We require certain of our Mechanical Solutions segment subcontractors to indemnify us and name us as an additional insured for activities arising out of such subcontractors' work. We require the subcontractors that we use for our Services segment to indemnify us and our customers, and we also require them to name the Williams business or other subsidiaries as an additional insured for activities arising out of such subcontractors' work. We also require certain subcontractors to provide additional insurance policies, including surety bonds in favor of us, to secure such subcontractors' work or as required by contract. It is possible that our insurance and the additional insurance coverage provided by our subcontractors will not fully protect us against a valid claim or loss under the contracts with our customers.

Intellectual Property

        We use a variety of trademarks, proprietary technologies and other intellectual property in the ordinary course of business in our segments. We rely upon our pending and issued patents, registered and unregistered trademark rights, nondisclosure and confidentiality agreements with our employees, subcontractors, customers and others, and on various other security measures to protect our intellectual property. Several patents relating to exhaust systems will expire in 2017, a patent relating to a filter element clip will expire in 2027, a patent for an acoustic module enclosure door will expire in 2032 and a patent for an exhaust plenum for gas turbines will expire in 2033. We have patent applications pending for other products. We do not believe that any single patent or proprietary technology is material to our business, and we do not believe that our competitive position would be materially affected by competitors also using similar technologies and systems.

Compliance with Government Regulations

        We are subject to certain federal, state and local environmental, occupational health, nuclear regulatory, export and product safety laws applicable in the countries in which we operate. We also purchase materials and equipment from third-parties and engage subcontractors who are also subject to these laws and regulations.

  •
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

  •
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

  •
  NRC.  Owners of nuclear power plants are licensed to build, operate and maintain those plants by the NRC. Their license requires that they qualify their suppliers and contractors to ensure that the suppliers and contractors comply with NRC regulations. Our nuclear services business must demonstrate to its customers that we will comply with NRC regulations related to quality assurance, reporting of safety issues, security and control of personnel access and conduct.

  •
  Other Regulatory Matters.  To the extent we export technical services, data and products outside of the U.S., we are subject to U.S. and international laws and regulations governing international trade and exports. These include, but are not limited to, the Foreign Corrupt Practices Act and the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control within the U.S.

  •
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

Financial Information about Geographic Areas

        For a discussion of our financial information related to geographic areas, see "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Note 19—Segment Information" to our consolidated financial statements.

Backlog

        For a discussion of our backlog, see "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Backlog" and "Item 1A. Risk Factors—Risk Factors Related to Our Operations."

Available Information

        We file reports with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished to the SEC pursuant to the requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The general public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room located at 100 F Street N.E., Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site, www.sec.gov, which contains the Company's reports, proxy and information statements, and other information we have filed electronically with the SEC.

        Copies of our annual reports are available at our website at www.globalpower.com under the heading "Investor Relations." The information disclosed on our website is not incorporated by this reference and is not a part of this Form 10-K. We make available on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports as soon as reasonably practicable after we electronically file with or furnish the reports to the SEC. The following corporate governance related documents are also available free on our website:

  •
  Code of Business Conduct and Ethics

  •
  Corporate Governance Guidelines

  •
  Related Party Transactions Policy

  •
  Charter of the Audit Committee

  •
  Charter of the Compensation Committee

  •
  Charter of the Nominating and Corporate Governance Committee

  •
  Procedures for Reporting Complaints Regarding Accounting or Auditing Matters of Global Power Equipment Group Inc.

Item 1A.    Risk Factors.

        Our business, financial condition and results of operations may be impacted by one or more of the following factors, any of which could cause actual results to vary materially from historical and current results or anticipated future results.

Risk Factors Related to Our Liquidity and Capital Resources

If we do not extend, refinance, or repay amounts due under our Revolving Credit Facility that matures on May 15, 2017, our business, financial condition, and ability to continue as a going concern would be materially and adversely impacted.

        Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We incurred losses in 2014 and 2015 and expect to incur further net losses in the operation of our businesses. Prior to May 2015, we were dependent on borrowings under our Revolving Credit Facility as a source of funding our operations. However, coincident with our announcement in May 2015 that we would have to restate our previously filed 2014 Form 10-K and would not be able to file our first quarter 2015 Form 10-Q in a timely manner, we were no longer in compliance with various covenants under our Revolving Credit Facility. As a result, we have been unable to make incremental borrowings against the Revolving Credit Facility since that time. Our Revolving Credit Facility currently has a maturity date of May 15, 2017, having been extended by our lender group from an original maturity date of February 21, 2017. As of December 31, 2015, we had $22.2 million in cash and cash equivalents and $70.0 million due on our Revolving Credit Facility, with no available borrowing capacity remaining under the facility. As of and since that time, we have been operating under a series of waivers of defaults under our Revolving Credit Facility. As of month-end February 2017, we owed the lenders under our Revolving Credit Facility $29.2 million. In addition, beginning on July 22, 2016, the administrative agent under our Revolving Credit Facility has exercised its rights that permit it to control rights over certain of our accounts by implementing a cash dominion process to use receipts of collateral to directly pay down debt, while allowing us to borrow subject to certain restrictions.

        We have been actively pursuing several paths to refinance our Revolving Credit Facility and generate cash to pay down existing debt, including by engaging an investment banking firm to facilitate a process to refinance the Revolving Credit Facility and provide additional debt capacity to fund our ongoing operations. This process is currently ongoing, however such refinancing opportunities may not be available to us on acceptable terms or at all. Our ability to restructure or refinance our debt will depend on the condition of the capital markets, our access to such markets and our financial condition at that time. Even if we succeed in refinancing our Revolving Credit Facility, any such refinancing arrangements could be at higher interest rates and will likely subject us to restrictive covenants that significantly limit our operating flexibility and encumber our assets. If future financings involve the issuance of equity securities, our existing stockholders would suffer dilution.

        If we default on our current obligations prior to May 15, 2017 or we do not raise additional capital in order to allow us to timely repay our outstanding obligations under the Revolving Credit Facility when they mature on May 15, 2017, we will need to seek (i) a further extension of the maturity date beyond May 15, 2017, (ii) a waiver of any defaults that arise or (iii) a forbearance agreement pursuant to which the lenders under the Revolving Credit Facility will forbear in the exercise of remedies against our assets when and if our borrowings under our Revolving Credit Facility become due and payable. Our lenders are under no obligation to grant such an accommodation. If they do not, the amount of the outstanding principal balance on the facility will become immediately due and payable. We do not currently have sufficient cash on hand to repay the balance, and a failure to do so would constitute a default.

        Upon a default under the Revolving Credit Facility, our senior secured lenders would have the right to accelerate the then-outstanding amounts under the Revolving Credit Facility and to exercise their rights and remedies to collect such amounts, which would include foreclosing on collateral constituting substantially all of the our assets and those of our subsidiaries. Accordingly, a default could have a material adverse effect on our business. If our lenders under the Revolving Credit Facility exercise their rights and remedies, to the extent permitted by our Revolving Credit Facility and applicable law, we would likely be forced to seek bankruptcy protection and our investors could lose the full value of their investment in our common stock.

        Our inability to generate sufficient cash flow to satisfy our debt obligations, to meet the covenants of our credit facility and/or to obtain alternative financing in such circumstances could materially and adversely affect our business, financial condition, results of operations and cash flows. For additional information, see "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and "Note 12—Debt" to our consolidated financial statements.

We may not generate sufficient cash resources to continue funding our operations.

        In order to have sufficient cash to fund our operations and continue as a going concern, we will likely need to successfully implement one or more of the following initiatives: raise additional equity or debt capital; seek relief from the lenders under our Revolving Credit Facility; or sell assets outside the ordinary course of business. If we are unsuccessful in these liquidity generating initiatives and do not have sufficient cash resources to operate our business, we may be forced to significantly curtail or cease our operations or seek bankruptcy protection. For additional information, see "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and "Note 12—Debt" to our consolidated financial statements.

Our independent registered public accounting firm may include an explanatory paragraph in its audit opinion that accompanies our financial statements for the year ended December 31, 2016 indicating that our debt maturity and related liquidity position raise substantial doubt about our ability to continue as a going concern.

        If we are unable to refinance, repay or sufficiently extend the maturity date of our Revolving Credit Facility beyond its current maturity date of May 15, 2017, or develop and implement plans sufficient to alleviate the adverse effects of the foregoing, before the completion of the audit of our consolidated financial statements for the year ended December 31, 2016, our independent registered public accounting firm may include an explanatory paragraph in its audit opinion that accompanies our 2016 financial statements, indicating that our debt maturity and related liquidity position raise substantial doubt about our ability to continue as a going concern. The presence of any such explanatory paragraph may, among other negative effects, make it difficult for us to continue to negotiate acceptable payment terms with our vendors and customers or may result in one or more of our suppliers making demand for adequate assurance, which could include a demand for payment-in-advance. If we are unable to negotiate acceptable payment terms with our customers, or if any of our material suppliers were to successfully demand payment-in-advance, and we were unable to internally generate or externally raise cash in sufficient amounts to cover our resulting reduced liquidity, it could have a material adverse effect on our liquidity and may force us to seek bankruptcy protection. Other effects of such an explanatory paragraph may include negative perceptions among potential lenders and investors participating in our refinancing process, our customers and employees.

The limitations and covenants contained in our Revolving Credit Facility constrain our ability to borrow additional money, sell assets and make acquisitions, which may impair our ability to fully implement elements of our business strategy.

        Our Revolving Credit Facility contains a number of limitations and covenants that limit our ability and that of our subsidiaries to:

  •
  borrow money or make capital expenditures;

  •
  incur liens;

  •
  pay dividends or make other restricted payments;

  •
  merge or sell assets;

  •
  enter into transactions with affiliates; and

  •
  make acquisitions.

        In addition, our Revolving Credit Facility contains other covenants, including covenants that require us to maintain specified financial ratios, including total leverage and interest coverage. It also includes mandatory prepayment provisions and limitations on our expenditures. We are seeking to refinance our existing Revolving Credit Facility, however any new financing arrangements may subject us to higher interest rates, additional restrictive covenants. These restrictions may have a material adverse effect on our ability to make capital expenditures and business acquisitions, restructure or refinance our indebtedness, accept certain business opportunities from customers or seek additional capital. If we do not comply with the restrictive covenants or obtain waivers as needed, our lenders could accelerate our debt and foreclose on our assets, and you may lose the full value of an investment in our common stock. For additional information, see "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and "Note 12—Debt" to our consolidated financial statements.

If we become unable to obtain adequate surety bonding or letters of credit, it could reduce our ability to bid on new work, which could have a material adverse effect on our future revenue and business prospects.

        In line with industry practice, we are often required to provide performance and surety bonds to customers and may be required to provide letters of credit. These bonds and letters of credit provide credit support for the client if we fail to perform our obligations under the contract. If security is required for a particular project and we are unable to obtain a bond or letter of credit on terms commercially acceptable to us, we may not be able to pursue that project. In addition, bonding may be more difficult to obtain in the future or may only be available at significant additional cost. Our ability to obtain surety bonds and letters of credit is currently constrained, and any continued inability to obtain surety bonds and letters of credit on commercially reasonable terms could have a material adverse effect on our revenue and business prospects.

We have recorded write-downs of our goodwill and other indefinite-lived assets. If we were required to write down additional amounts, our results of operations and stockholders' equity could be materially adversely affected.

        We are required to review goodwill and indefinite lived intangible assets for potential impairment at least annually in accordance with GAAP. During 2015, our common stock traded at a market price that was lower than its book value for a prolonged period. As a result, we recorded a non-cash charge of $47.2 million for the impairment of goodwill and trade names in the third quarter of 2015. We currently have $69.3 million of goodwill and trade names remaining on our consolidated balance sheet as of December 31, 2015. If we experience declines in revenue and gross profit or do not meet our current and forecasted operating budget, we may be subject to additional goodwill and/or other intangible asset impairments in the future. Because of the significance of our goodwill and intangible assets, and based on the magnitude of historical impairment charges, any future impairment of these assets could have a material adverse effect on our financial results. For additional information, see "Note 8—Goodwill and Other Intangible Assets" to our consolidated financial statements.

Changes to tax regulations, laws, accounting principles, future business operations or examinations by tax authorities can adversely impact our provision for income taxes and ability to use deferred tax assets.

        Our ability to use our deferred tax assets is subject to volatility and could be adversely affected by earnings differing materially from our projections, changes in the valuation of our deferred tax assets and liabilities, expiration of or lapses in tax credits, changes in ownership as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), and outcomes as a result of tax examinations or by changes in tax laws, regulations and accounting principles. As a result, our income tax provisions are also subject to volatility from these changes as well as changes in accounting for uncertain tax positions, or interpretations thereof.

        For instance, on December 31, 2014, we recorded $44.9 million of non-cash valuation allowances on our deferred tax assets recorded in 2014 and prior years. We also recorded $21.9 million of additional valuation allowances on substantially all U.S. and certain foreign deferred tax assets recorded during the year ended December 31, 2015. These deferred tax assets remain available for use in future periods and will reduce our current tax expense in the year in which taxable income is generated to the extent that the deferred tax assets are not eliminated or limited under Code Sections 382 and 383.

        Significant judgment is required in determining the recognition and measurement attributes prescribed in GAAP relating to accounting for income taxes. In addition, GAAP applies to all income tax positions, including the potential recovery of previously paid taxes, which, if settled unfavorably, could adversely impact our provision for income taxes or additional paid-in capital. We could also be subject to examinations of our income tax returns by the Internal Revenue Service and other tax authorities. We assess the likelihood of adverse outcomes resulting from these examinations in determining the adequacy of our provision for income taxes. There may be exposure that the outcomes from these examinations will have an adverse effect on our operating results and financial condition.

Our ability to use net operating loss carryforwards or other tax attributes may be subject to limitations under Sections 382 and 383 of the Internal Revenue Code.

        As of December 31, 2015, we have U.S. federal tax net operating loss carryforwards, foreign tax credits, and general business tax credits of approximately $130.9 million, $9.6 million, and $0.4 million respectively. Generally, net operating loss, foreign tax credit, and general business credit carryforwards may be used to offset future taxable income and thereby reduce or eliminate U.S. federal income tax liabilities. Section 382 of the Internal Revenue Code of 1986, as amended, limits a corporation's ability to utilize net operating loss carryforwards to reduce tax liabilities if the corporation undergoes an "ownership change." For these purposes, an ownership change is deemed to occur if there has been a change of more than 50% in the ownership of shareholders owning 5% or greater of the value of a corporation's stock over a three-year period. Code Section 383 applies the same limitations to foreign tax credit, general business credit, and capital loss carryforwards after an ownership change.

        Based upon our review of the issue, we have not experienced an ownership change as defined under Code Section 382 as of December 31, 2015. If additional equity is issued in the future, an ownership change pursuant to Code Section 382 may occur. In addition, an ownership change under Code Section 382 could be caused by circumstances beyond the Company's control, such as market purchases or sales by certain 5% or greater shareholders of our stock. There is also a risk that, due to regulatory changes, such as suspensions on the use of net operating losses ("NOLs") or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. Thus, there can be no assurance that the Company will not experience an ownership change which would significantly limit the utilization of the Company's net operating loss, foreign tax credit, or general business credit carryforwards in calculating future federal tax liabilities.

We may not be able to achieve or maintain our profitability.

        We have incurred net losses in 2015 and 2014, and we expect to incur further net income losses in the operation of our business. We incurred significant expenses during 2015 and 2016 related to, among other things, legal and accounting costs associated with the restatement of our financial statements. We have incurred, and are likely to continue to incur, additional costs for legal proceedings associated with the restatement. In addition, during 2014 we entered into an agreement to fulfill a project with a partner, whereby we were jointly and severally liable for the entire project. The project had certain liquidated damage clauses, including a clause that allows the customer the right to be made whole should the product not meet certain criteria. This can include a complete rebuild of the project. Although there is a wide range of potential liability, we have accrued $4.4 million for the year ended December 31, 2015. See "Note 16—Commitments and Contingencies" to our consolidated financial statements. If our profits do not increase to offset these increases in costs, our operating results will be adversely affected. Investors should not consider our historical operating results as indicative of future operating results, and we cannot provide assurance that we will be able to achieve or maintain profitability in the future.

Volatility and uncertainty of the credit markets may negatively impact us.

        We intend to finance our existing operations and initiatives with existing cash and cash equivalents, investments, cash flows from operations and potential future borrowings. However, as of March 2017, we are operating under waivers of existing defaults under our Revolving Credit Facility, and if we incur additional defaults or otherwise cannot obtain the relevant waivers, our borrowings will become immediately due and payable. Further, our Revolving Credit Facility expires in May 2017, and although we will require additional financing to pay off any amounts outstanding under our Revolving Credit Facility, adverse national and international economic conditions and other factors may make it difficult or impossible for us obtain such financing on acceptable terms or at all. In addition, deterioration in the credit markets could adversely affect the ability of many of our customers to pay us on time and the ability of many of our suppliers to meet our needs on a competitive basis. Any inability to access necessary additional funds on acceptable terms or at all may negatively impact our business or operations.

We are exposed to market risks from changes in interest rates and foreign currency exchange rates.

        We are subject to market risk exposure related to changes in interest rates and fluctuations in foreign currency exchange rates. Portions of our operations are located in foreign jurisdictions and a portion of our billings is paid in foreign currencies. Changes in foreign currency exchange rates or weak economic conditions in foreign markets could therefore cause fluctuations in revenue derived from foreign operations. For example, many foreign currencies have decreased in value against the U.S. dollar. Our receipt of such devalued foreign currencies for a project as to which a significant portion of our costs are incurred in U.S. dollars would adversely affect our revenue, as expressed in U.S. dollars, and our profit from that project. In addition, sales of products and services are affected by the value of the U.S. dollar relative to other currencies. Changes in foreign currency rates can also affect the costs of our products purchased or manufactured outside the U.S. Changes in interest rates or foreign currency exchange rates could have a material adverse effect on our results of operations and financial position.

Risk Factors Related to the Restatement of Prior Period Financial Statements and Our Internal Control over Financial Reporting

Audit, investigation, legal and expert services regarding the restatement and audit of our historical financial results, as well as recent legal proceedings, have required substantial attention from the Board of Directors, have diverted financial resources away from the Company and management's attention away from our usual business operations and may continue to adversely affect our business, results of operations and financial condition.

        Our Board, Audit Committee and members of management have devoted and expect to continue to devote substantial internal and external resources to legal matters resulting from the restatement, the restatement and remediation efforts, the preparation and filing of this Form 10-K and the preparation and filing of future periodic reports. As a result of these efforts, we have incurred and expect that we will continue to incur significant incremental fees and expenses for additional auditor services, financial and other consulting services and legal services, as well as the implementation and maintenance of systems and processes that will need to be updated, supplemented or replaced. These expenses, as well as the substantial time devoted by our Board and management toward identifying, addressing and remediating any internal weaknesses and legal costs related to our internal investigation and the ongoing SEC investigation, pending litigation and other actions related to the restatement, have had and could continue to have a material adverse effect on our business, results of operations and financial condition. In addition, any future inquiries from, legal proceedings, or actions by the SEC as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself and ongoing litigation matters.

A pending securities putative class action, as well as an ongoing SEC investigation, could divert management's focus, result in substantial expenses and have an adverse impact on our reputation, financial condition and results of operations.

        The matters that led to our internal investigation and the restatement of our financial results expose us to greater than typical risks associated with litigation, regulatory proceedings and government enforcement actions. For instance, a putative shareholder class action is pending in the U.S. District Court for the Northern District of Texas alleging violations of the federal securities laws in connection with matters related to the restatement of our financial results. The consolidated amended complaint filed by the lead plaintiff names the Company and two of our former officers as defendants. Please see "Item 3. Legal Proceedings" and "Note 16—Commitments and Contingencies" to our consolidated financial statements. We cannot predict the outcome of the lawsuits, the magnitude of any potential losses or the effect such litigation may have on us or our operations. Regardless of the outcome, lawsuits and investigations involving us, or our current or former officers and directors, could result in significant expenses and divert attention and resources of our management and other key employees. We could be required to pay damages or other penalties or have injunctions or other equitable remedies imposed against us or our current or former directors and officers. In addition, we are generally obligated to indemnify our current and former directors and officers in connection with lawsuits, governmental investigations and related litigation or settlement amounts. Such amounts could exceed the coverage provided under our insurance policies. Any of these factors could harm our reputation, business, financial condition, results of operations or cash flows.

        In addition, the Division of Enforcement of the SEC is conducting a formal investigation into possible securities law violations by us relating to our disclosures concerning certain financial information, including our cost of sales and revenue recognition, as well as related accounting issues. We are cooperating with the SEC in its investigation. Please see "Item 3. Legal Proceedings." At this time, we cannot predict the outcome or the duration of the SEC investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on us as a result of the

SEC investigation. Any action by the SEC could result in sanctions against us and certain of our current and former officers and directors. A protracted investigation could impose substantial additional costs and distractions, regardless of its outcome. Furthermore, publicity surrounding the foregoing or any enforcement actions resulting from the SEC's investigation, even if ultimately resolved favorably for us, could have a material adverse impact on our reputation, business, financial condition and results of operations.

Our failure to maintain effective internal control over financial reporting and disclosure controls and procedures could have a material adverse effect on our business.

        We are required to maintain internal control over financial reporting and disclosure controls and procedures in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with GAAP. In connection with our internal investigation and the restatement, we determined that we had material weaknesses in our internal control environment and internal control activities. We therefore concluded that, as of the end of the period covered by this report, our internal control over financial reporting and our disclosure controls and procedures were not effective. Until we fully remediate these deficiencies, it may be more difficult for us to report results accurately and on time. While we are working to address the internal control over financial reporting and other issues raised by our restatement process, we cannot be certain that our efforts will be successful or that we will be able to maintain adequate controls over our financial processes and reporting in the future. As of the date of this filing, the remediation process is ongoing. See "Part II—Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure" and "Part II—Item 9A. Controls and Procedures."

        Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur undetected, and it is possible that significant deficiencies or material weaknesses in our internal control over financial reporting may be identified in the future. Any failure of our internal controls could result in additional material misstatements in our consolidated financial statements, significant deficiencies, material weaknesses, costs, failure to timely meet our periodic reporting obligations and a loss of investor confidence. It would also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding disclosure controls and the effectiveness of our internal control over financial reporting and could have a material adverse effect on our business, financial condition, results of operations or cash flow. If our internal controls are deemed inadequate in the future, our current external auditors could resign, and the process of retaining new auditors could limit our access to capital for an extended period of time.

Our business operations depend upon our new senior management team and the ability of our other employees to successfully perform their roles.

        We have experienced significant turnover in our senior management within the past two years. In March 2015, we announced the departure of our former President and Chief Executive Officer and the appointment of Terence J. Cryan as our new President and Chief Executive Officer. In September 2015, we announced the departure of our former Chief Financial Officer and the appointment of Craig E. Holmes as Senior Vice President of Finance. Although our Board of Directors intends to name Mr. Holmes as our new Chief Financial Officer after the filing of this Form 10-K, we do not currently have a Chief Financial Officer. In the interim period, Timothy M. Howsman (who has previously served as a corporate officer) now serves as our principal financial officer, reporting directly to Mr. Cryan. Following the filing of this report with the SEC, Mr. Howsman intends to retire and Mr. Holmes will assume the role of Chief Financial Officer.

        As new employees gain experience in their roles, we could experience inefficiencies or a lack of business continuity due to loss of historical knowledge and a lack of familiarity of those employees with business processes, operating requirements, policies and procedures (some of which are new) and key information technologies and related infrastructure used in our day-to-day operations and financial reporting. It is important to our success that these key employees quickly adapt to, and excel, in their new roles. Their failure to do so could result in operational and administrative inefficiencies and added costs that could adversely impact our results of operations, our stock price and our customer relationships and may make recruiting for future management positions more difficult. In addition, if we were to lose the services of any one or more key employees, whether due to death, disability or termination of employment, our ability to successfully implement our business strategy, financial plans and other objectives could be significantly impaired. Any of the above factors could also impede our ability to remediate the material weaknesses in our internal controls. See "Part II—Item 9A. Controls and Procedures." If we do not effectively manage our business through these management transitions, our business and results of operations could be adversely affected.

As a result of our inability to prepare and timely file periodic reports, we face limitations in registering securities for a public offering, acquisitions or equity incentive plans, which could adversely affect our business.

        We are required to comply with Section 13 of the Exchange Act. We did not file any Quarterly Reports on Form 10-Q or any Annual Report on Form 10-K since the May 2015 announcement of our intention to restate our financial results. Even after the filing of this Form 10-K, we will remain delinquent in our SEC reporting obligations because we have not filed any of our periodic reports for our 2016 fiscal periods. We will not be eligible to use "short-form" registration statements that would allow us to incorporate by reference our SEC reports into our registration statements, or to use "shelf" registration statements, until we have filed all of our periodic reports in a timely manner for a period of 12 months. We may use Form S-1 to register a sale of our stock to raise capital, but doing so would likely increase transaction costs and be time consuming, which may adversely affect our ability to raise capital in a timely manner. Our failure to remain current in our SEC reporting obligations has resulted in our inability to permit use of our existing registration statement on Form S-8 or file a new registration statement on Form S-8, which would be used to register the issuance and sales of securities under our equity incentive plans. As a result, our ability to grant awards to adequately incentivize and retain skilled employees, including key employees needed to complete the remediation of the material weaknesses in our internal controls, could be adversely affected. See "Part II—Item 9A. Controls and Procedures." These restrictions could increase the costs of selling securities publicly, significantly delay such sales and adversely affect our business.

We have not held an annual meeting of our shareholders since May 2015; as such, our shareholders have not had the opportunity to elect directors since May 2015.

        Our bylaws and the Delaware General Corporation Law state that we must hold an annual meeting of our shareholders for the election of directors and other business as may be properly brought before the meeting. However, because of the restatement of our financial results and our delayed periodic report filings, we have not held an annual meeting of our shareholders since May 2015. As such, our shareholders have not had the opportunity to vote in an election of our directors since that time. We plan to hold an annual shareholders' meeting in the second quarter of 2017; however, if we do not, or if we otherwise fail to hold annual shareholders' meetings in the future, it may be more challenging for our shareholders to vote on the election of our directors.

Risk Factors Related to Our Operations

A substantial portion of the revenue from our Services segment is related to nuclear power operations. The cost of operating a nuclear power plant could cause utilities to consider less costly power generation options. The shutdown of nuclear power plants could have a material adverse effect on our operations.

        The demand for the nuclear services provided by our Services segment depends on the continued operation of nuclear power plants. If nuclear power plants do not remain cost competitive compared with other power generation options, utilities could choose to shut down operations at nuclear power plants. The cost competitiveness of operating a nuclear power plant could be affected by factors such as an adverse change in U.S. policy, increased maintenance costs and continued low natural gas prices. The U.S. government has been supportive of increased investment in nuclear power as it represents approximately 20% of the total power generating capacity in the U.S. However, if the U.S. government changes its policy or if public acceptance of nuclear technology declines, demand for nuclear power could be negatively affected and potentially increase the regulation of the nuclear power industry. Because a portion of our Services segment's business is directly tied to the number of nuclear power facilities that utilize our Services segment, utilities opting to replace costly nuclear power plant facilities with less costly power generation options could have a material adverse effect on our business, operations and cash flow.

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

        In addition, we have a limited ability to recover any cost overruns. Contract prices are established based in part on our projected costs, which are subject to a number of assumptions. The costs that we incur in connection with each contract can vary, sometimes substantially, from our original projections. Because of the large scale and complexity of our contracts, unanticipated changes may occur, such as customer budget decisions, design changes, delays in receiving permits and cost increases, as well as delays of drawings and equipment in delivery of our products. We often are contractually subject to liquidated damages for late delivery. Unanticipated cost increases or delays may occur as a result of several factors, including:

  •
  increases in the cost of commodities (primarily steel plate), labor or freight;

  •
  unanticipated technical problems (for example, difficulties in designing products that integrate well with new generations of gas turbines);

  •
  suppliers' or subcontractors' failure to perform (for example, substandard welding by a subcontractor), requiring modified execution plans or re-work; and

  •
  decreases in labor efficiency realized.

        Cost increases or overruns that we cannot pass on to our customers or our payment of liquidated damages under our contracts will lower our earnings. Increases in commodity prices may adversely affect our gross margins.

If we are unable to control the quality or timely production of products manufactured or services provided by our subcontractors, our reputation could be adversely affected and we could lose customers. In the event of subcontractor insolvency, if we are unable to recover any advance progress payments made to subcontractors, our profitability would be adversely affected.

        We rely on subcontractors to manufacture and assemble a substantial portion of our products, as well as provide some specialty services. Our subcontractors account for a significant percentage of our manufacturing costs. The quality and timing of production by our subcontractors is not totally under our control. Our subcontractors may not always meet the level of quality control and the delivery schedules. The failure of our subcontractors to produce quality products in a timely manner could adversely affect our reputation and result in the cancellation of orders for our products, significant warranty and repair costs, significant liquidated damages and the loss of customers. Alternatively, we could be required to move subcontract manufacturing to other locations, resulting in increased costs. In addition, we make advance progress payments to subcontractors in anticipation of their completion of our orders. We may be unable to recover those advances if a subcontractor fails to complete an order, which may adversely affect our profitability and cash flow.

We may not be able to compete successfully against current and future competitors.

        The industry in which we operate is highly competitive. Some of our competitors and potential competitors are less leveraged than we are, have greater financial or other resources than we have and may be better able to withstand adverse market conditions within the industry. Our competitors typically compete aggressively on the basis of pricing and may continue to impact our ability to attract and retain customers or maintain the rates we charge. To the extent that we choose to match our competitors' prices, it would result in lower margins and, as a result, could harm our results of operations. Should we choose not to match, or remain within a reasonable competitive distance from, our competitors' pricing, we may face a loss of sales volume and, as a result, such decision could harm our results of operation. In addition, our future growth will depend on our ability to gauge the direction of the commercial and technological progress in our markets that may be adopted by our competitors, as well as our ability to fund and successfully develop, manufacture and market new and improved products in a changing environment. However, any such developments would likely require additional financing, and we may not be able to obtain the necessary financing on acceptable terms, if at all. A failure to keep pace with our competitors or the technological innovations in the markets we serve would have a material adverse impact on our business.

Our profitability and financial condition may be adversely affected by risks associated with the energy and power generation industries, such as price and supply and demand fluctuations for oil and natural gas.

        Our Mechanical Solutions and Electrical Solutions segments are exposed to risks associated with the use of natural gas and oil as energy sources. These risks, which are not subject to our control, include the volatility of natural gas and oil prices, the lower demand for power generation from natural gas, a slowdown in the construction of oil and gas infrastructure, a general softening of the downstream industry and a slowdown in the discovery or development of natural gas and/or oil reserves. While higher natural gas and oil prices generally result in increased infrastructure spending by customers in our Mechanical Solutions and Electrical Solutions segments, sustained high energy prices could be an impediment to economic growth and could result in reduced infrastructure spending by such customers. Higher prices could also decrease spending on power generation equipment and related infrastructure, an important component to the success of our Mechanical Solutions and Electrical Solutions segments. Further, if the discovery or development of natural gas and/or oil reserves slows or stops, customers would likely reduce capital spending on mainline pipe, gas gathering and compressor systems and other related infrastructure, resulting in less demand for the portfolio of products of our Mechanical Solutions and Electrical Solutions segments. If the profitability of those segments were to decline, our overall profitability, results of operations and cash flows could also be adversely affected. The significant increase in the North American supply of natural gas due to ongoing development of unconventional shale formations has also resulted in low natural gas prices for the past several years. Lower natural gas and oil prices sometimes result in decreased spending by certain customers in our Mechanical Solutions and Electrical Solutions segments, which could likewise adversely affect our overall profitability, results of operations and cash flows. Our Services segment is also sensitive to the price of natural gas. Low natural gas prices means gas-fired power generation is more competitive with coal and nuclear power generation, resulting in reduced spending by those customers.

Our future revenue and operating results may vary significantly from reporting period to reporting period.

        Our quarterly and annual revenue and earnings have varied in the past and are likely to vary in the future. Our product sales contracts contain customer-specific delivery terms that, coupled with other factors beyond our control, may result in uneven recognition of revenue and earnings over time. Customer-imposed delays and changes to billing terms can significantly impact the timing of revenue recognition and lengthen our cash conversion cycle. Due to our relatively large average contract size, our product sales volume during any given period may be concentrated in relatively few orders, intensifying the magnitude of these fluctuations. Furthermore, some of our operating costs are fixed. As a result, we may have limited ability to reduce our operating costs in response to unanticipated decreases in our revenue or the demand for our products in any given reporting period. Therefore, our operating results in any reporting period may not be indicative of our future performance. Because we must make significant estimates related to potential costs when we recognize revenue on a percentage-of-completion basis, these costs may change significantly from reporting period to reporting period based on new project information. In addition, most of our product revenue is based on fixed-price contracts, and the relative profitability can vary significantly between contracts. As a result, our profitability can vary from reporting period to reporting period based on the specific contract mix. As a result of the accounting errors described more fully in "Note 2—Restatement" to our consolidated financial statements, we were required to restate certain historical financial information, reflecting lower profitability in all fiscal years from 2011 to 2014.

We may not be able to maintain or expand our business outside of the U.S. due to numerous factors outside our control.

        Our international operations are subject to a number of risks inherent in doing business outside the U.S. including:

  •
  labor unrest;

  •
  regional economic uncertainty;

  •
  political instability, including unrest in the Middle East;

  •
  relations between the U.S., China and Russia;

  •
  restrictions on the transfer of funds into or out of a country;

  •
  currency exchange rate fluctuations;

  •
  export duties and quotas;

  •
  expropriations;

  •
  U.S. and international customs, tariffs and other regulations;

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

We conduct our operations on a worldwide basis and are subject to risks associated with doing business outside the U.S.

        We have manufacturing subcontractors in many areas outside of the U.S., including China, South Korea, Indonesia, Poland, the Middle East and Mexico, and increasing our manufacturing footprint to localize in emerging markets is an important element of our strategy. There are a number of risks associated with doing business internationally, including, but not limited to, (a) exposure to local economic and political conditions, (b) the impact of social unrest, such as risks of terrorism or other hostilities, (c) currency exchange rate fluctuations and currency controls, (d) export and import restrictions and (e) the potential for shortages of trained labor. In particular, there has been social unrest in the Middle East and Mexico, and any increased violence in or around our manufacturing facilities could impact our business by disrupting our supply chain and the delivery of products to customers. In addition, the increased violence in or around our manufacturing facilities could present several risks to our employees who may be directly affected by the violence and such violence may result in a decision by them to relocate from the area or may make it difficult for us, or our subcontractors, to recruit or retain talented employees. The likelihood of such occurrences and their potential effects are unpredictable and vary from country to country. Any such occurrences could be harmful to our business and our financial results. For additional information, see "Explanatory Note—Subsequent Events."

A material portion of our revenue is from sales of equipment for gas turbine power plants. During periods of declining construction of new gas turbine power plants, the market for our products is significantly diminished.

        The demand for our products depends on the continued construction of gas turbine power generation plants. The power generation equipment industry has experienced cyclical periods of slow growth or decline. During periods of decreased demand for new gas turbine power plants, our customers may be more likely to decrease expenditures on the types of products and systems that we supply and, as a result, our future revenue may decrease. These projects typically require funding from a healthy credit market as well. If credit markets are tight, funding could be difficult to obtain, therefore delaying or even cancelling these types of projects entirely. Because our growth strategy includes focusing on the natural gas growth trend, a rise in the price or a shortage in the supply of natural gas could affect the profitability, or operations, of gas turbine power plants, which could adversely affect our future revenue. These and other factors may temper demand for our products. If prices of natural gas in a particular geographic area are so high, or the supply of natural gas is so limited, as to make the construction of new gas turbine power plants or oil and gas infrastructure uneconomical in that geographic area, we may not derive any future revenue from projects in that geographic region unless and until those factors are reversed.

        Environmental laws and regulations have played a part in the increased use of gas turbine technology in various jurisdictions. These laws and regulations may change, or other jurisdictions may adopt similar laws and regulations. Changes in existing laws and regulations could result in a reduction in the building and refurbishment of gas turbine power plants or oil and gas infrastructures. In addition, stricter environmental regulation could result in our customers seeking new ways of generating electricity that do not require the use of our products. Policymakers continue to focus on emissions from gas turbine power plants, and attempts to reduce or regulate emissions could increase the cost of gas turbine power plants and result in our customers switching to alternative sources of power.

        Other current power technologies, improvements to these technologies and new alternative power technologies that compete or may compete in the future with gas turbine power plants could affect our sales and profitability. Any change in the power generation industry that results in a decline in the construction of new power plants or a decline in the upgrading of existing power plants could materially adversely affect our sales.

A small number of major customers account for a significant portion of our revenue, and the loss of any of these customers could negatively impact our business.

        We depend on a relatively small number of customers for a significant portion of our revenue. In 2015, four customers accounted for approximately 61.6% of our consolidated revenue. In 2014, four customers accounted for approximately 58.4% of our consolidated revenue. In 2013, four customers accounted for approximately 60.4% of our consolidated revenue. For a listing of our major customers, see "Note 17—Major Customers and Concentration of Credit Risk" to our consolidated financial statements. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. Because our major customers represent a large part of our business, the loss of any of our major customers could negatively impact our business and results of operations. Several of our customers have the ability to internally source some of the products we manufacture. Any increase in this activity could reduce our sales. Our business volume with each of our largest customers are highly dependent on power generation capacity additions for our Mechanical Solutions and Electrical Solutions segments and on operations and maintenance budgets for U.S. utilities for our Services segment. Fluctuations in any of these factors could materially adversely impact our performance results.

We are subject to potential insolvency or financial distress of third parties, including our customers and suppliers.

        We are exposed to the risk that third parties to various arrangements who owe us money, goods or who purchase products and services from us, will be unable to perform their obligations or continue to place orders due to insolvency or financial distress. If such third parties fail to perform their obligations under arrangements with us, we may be forced to replace the underlying commitment at current or above market prices or on other terms that are less favorable to us, or we may have to write off receivables in the case of a customer failing to pay.

        If a customer becomes insolvent or files for bankruptcy, our ability to recover accounts receivable from that customer would be adversely affected and any payment we received during the preference period prior to a bankruptcy filing may be potentially recoverable by the bankruptcy estate. Any of the foregoing could adversely impact our results of operations, financial position and liquidity.

The dollar amount of our backlog, as stated at any time, is not necessarily indicative of our future revenue.

        Our backlog consists of firm orders or blanket authorizations from our customers. Backlog may vary significantly from reporting period to reporting period due to the timing of customer commitments. The time between receipt of an order and actual completion, or delivery, of our products varies from a few weeks, in the case of inventoried precision parts, to a year or more, in the case of custom-designed gas turbine products, SCR systems and other major plant components. However, backlog may not be indicative of future operating results, and projects in our backlog may be cancelled, modified or otherwise altered by our customers. To the extent projects are delayed, the timing of our revenue could be affected. If a customer cancels an order, we may be reimbursed for the costs we have incurred. Typically, however, we have no contractual right to the full amount of the revenue reflected in our backlog contracts in the event of cancellation. In addition, projects may remain in our backlog for extended periods of time. Furthermore, a portion of our backlog for multi-year service maintenance contracts is based on what we expect to perform in the next twelve months of work and is therefore not necessarily supported by a firm purchase order. If that work does not materialize, then our backlog would be negatively impacted, as that work would be considered a "cancellation." Revenue recognition occurs over extended periods of time and is subject to unanticipated delays. Fluctuations in our reported backlog levels also result from the fact that we may receive a small number of relatively large orders in any given reporting period that may be included in our backlog. Because of these large orders, our backlog in that reporting period may reach levels that may not be sustained in subsequent reporting periods. Our backlog, therefore, is not necessarily indicative of our future revenue or of long-term industry trends.

The success of our Services segment is partially dependent upon maintaining our safety record, and an injury to or death of one of our employees could result in material liabilities to our company.

        The activities we conduct at our and our customers' facilities present a risk of injury or death to our employees, customers or visitors to our operations, notwithstanding our efforts to comply with safety regulations. We may be unable to avoid material liabilities for an injury or death, and our workers' compensation and other insurance policies may not be adequate or may not continue to be available on terms acceptable to us, or at all, which could result in material liabilities to us. In addition, our ability to obtain new business and retain our current business, particularly in our Services segment, is partially dependent on our continuing ability to maintain a safety record that exceeds the industry average. If we fail to maintain superior safety performance, or if serious accidents occur in spite of our safety procedures, our revenue and results of operations could be materially and adversely affected.

Our dependence on suppliers and subcontractors could expose us to the risk of loss in our operations.

        We rely significantly on suppliers to obtain necessary materials and subcontractors to perform manufacturing and services. Although we are not dependent on any single supplier or subcontractor, any substantial limitation on the availability of required suppliers or subcontractors could negatively impact our operations. Changes in market or economic conditions could increase the risk of a lack of available suppliers or subcontractors. To the extent we cannot engage subcontractors or acquire equipment or materials, we could experience losses in the performance of our operations.

Our former operating unit has been named as a defendant in asbestos personal injury lawsuits.

        As discussed in "Note 16—Commitments and Contingencies" to our consolidated financial statements, our former operating unit has been named as a defendant in a limited number of asbestos personal injury lawsuits. Neither we, nor our predecessors, ever mined, manufactured, produced or distributed asbestos fiber, the material that allegedly caused the injury underlying these actions. The bankruptcy court's discharge order issued upon our emergence from bankruptcy extinguished the claims made by all plaintiffs who had filed asbestos claims against us before that time. We believe the bankruptcy court's discharge order should serve as a bar against any later claim filed against us, including any of our subsidiaries, based on alleged injury from asbestos at any time before our emergence from bankruptcy. In all of the asbestos cases finalized post-bankruptcy, we have been successful in having such claims dismissed without liability. Moreover, during 2012, we secured insurance coverage that will help to reimburse the defense costs and potential indemnity obligations of our former operating unit relating to these claims. Nonetheless, findings of liability on our part in any of these cases that were filed against us after we emerged from bankruptcy that remain unresolved could have an adverse effect on our financial position, results of operations or liquidity.

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

        In addition, we may be subject to product liability allegations involving claims of personal injury or property damage. The sale and servicing of complex, large scale equipment used in a variety of locations and climates and integrating a variety of manufactured and purchased components entails an inherent risk of disputes and liabilities relating to the operation and performance of the equipment and the health and safety of the workers who operate and come into contact with the machinery. Because our products are used primarily in power plants, claims could arise in different contexts, including fires, explosions and power surges, which can result in significant property damage or personal injury, and equipment failure, which can result in personal injury or damage to other equipment in the power plant.

        The insurance policies we maintain to cover claims of this nature are subject to deductibles and recovery limitations as well as limitations on contingencies covered, and we may, therefore, suffer losses from these claims for which no insurance recovery is available. Such losses could have a material adverse effect on our business.

The effects of providing warranties for our products could result in significant unanticipated costs, and could adversely affect our financial condition.

        We generally provide warranties for terms of three years or less on our products. These warranties require us to repair or replace faulty products. The need to repair or replace products with design or manufacturing defects could temporarily delay the sale of new products and adversely affect our reputation. Any substantial payments made or costs incurred under our warranty program could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Expiration of the Price-Anderson Act's indemnification authority could have adverse consequences for our Services segment.

        We provide services to the nuclear industry through our Services segment. The Price-Anderson Act promotes the nuclear industry by offering broad indemnification to commercial nuclear power plant operators and U.S. Department of Energy ("DOE") for liabilities arising out of nuclear incidents at power plants licensed by the NRC and at DOE nuclear facilities. That indemnification protects not only the NRC licensee or DOE prime contractor, but also others like us who may be doing work under contract or subcontract for a licensed power plant or under a DOE prime contract. The Energy Policy Act of 2005 extended the period of coverage to include all nuclear power reactors issued construction permits through December 31, 2025. If the Price-Anderson Act's indemnification authority expires, a problem related to our provision of services at a nuclear facility could lead to a damage claim against us for which we might not be entitled to indemnification. In addition, any well-publicized problem with those services, whether actual or perceived, could adversely affect our reputation and reduce demand for our services.

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

        If we were required to commence legal actions to enforce our intellectual property or proprietary rights or to defend ourselves against claims that we are infringing on the intellectual property or proprietary rights of others, we could incur substantial losses and/or costs and divert management's attention from operations. Any such losses or diverted attention could have a material adverse effect on our business, results of operations or cash flow.

Our failure to attract and retain qualified personnel, including engineers, skilled workers and key officers, could have an adverse effect on us.

        Our ability to attract and retain qualified professional and/or skilled personnel in accordance with our needs, either through direct hiring, subcontracting or acquisition of other firms employing such professionals, is an important factor in determining our future success. The market for these professionals is competitive, and there can be no assurance that we will be successful in our efforts to attract and retain needed personnel. Our ability to successfully execute our business strategy depends, in part, on our ability to attract and retain highly qualified, experienced mechanical, design, structural and software engineers, service technicians and marketing and sales personnel in our Mechanical Solutions, Electric Solutions and Services segments. Demand for these workers can, at times, be high and the supply extremely limited. Our success is also highly dependent upon the continued services of our key officers, and we do not maintain key employee insurance on any of our executive officers.

        The restatement of our historical financial results and the diminished value of our stock have made it more challenging to recruit qualified personnel. If we are unable to retain qualified personnel, the roles and responsibilities of those employees will need to be filled, which may require that we devote time and resources to identifying, hiring and integrating new employees. In addition, the failure to attract and retain key employees, including officers, could impair our ability to sustain or expand our operations, provide services to our customers and conduct our business effectively.

Demand for our products and services is cyclical and vulnerable to economic slowdowns and reductions in private industry and government spending. In times of general economic contraction, our revenue, profits and financial condition may be adversely affected and will not necessarily rise in tandem with general economic expansion.

        The industries we serve historically have been, and will likely continue to be, cyclical in nature and vulnerable to general slowdowns in the U.S. and international economies. Consequently, our results of operations have fluctuated and may continue to fluctuate depending on the level of demand for products and services from these industries.

        Orders for new electrical power generation capacity are placed by our customers and have long lead times. Consequently, our bookings and revenue may rise or fall sharply as total industry orders tend to follow pronounced cycles of general expansion and contraction. During a contraction phase, limited investment in new projects, deferrals of planned projects and project cancellations may significantly reduce our potential recognition of revenue and profits. At the end of an expansion phase, any existence of excess capacity will negatively affect power prices, which will result in a reduction in new orders. In addition to being cyclical in nature, our revenue does not correlate precisely with changes in actual or forecasted new capacity due to timing differences in revenue recognition.

        During periods of declining demand for power, many of our customers may face budget shortfalls or may delay capital expenditures, which could result in a decrease in the overall demand for our products and services. Our customers may find it more difficult to obtain project financing due to limitations on the availability of credit and other uncertainties in the global credit markets. In addition, our customers may demand better pricing terms and their ability to timely pay our invoices may still be affected in times of economic slowdown. Any such reduction in private industry or government spending could have a material adverse effect on our revenue, net income or overall financial condition.

Efforts to increase our size through acquisitions will involve risks that could result in a material adverse effect on our business.

        In the future, we may pursue additional acquisition opportunities, some of which may be material to our business and financial performance. We may not be able to grow our business in the future through acquisitions for a number of reasons, including:

  •
  acquisition financing not being available on acceptable terms or at all;

  •
  encountering difficulties identifying, executing and integrating acquisitions;

  •
  increased competition for targets, which may increase acquisition costs;

  •
  consolidation in our industry reducing the number of acquisition targets; and

  •
  competition laws and regulations preventing us from making certain acquisitions.

        In addition, there are potential risks associated with growing our business through acquisitions, including the failure to successfully integrate the new business and realize the expected benefits of an acquisition. For example, with any past or future acquisition, there is the possibility that:

  •
  the business culture of the acquired business may not match well with our culture;

  •
  technological and product synergies, economies of scale and cost reductions may not occur as expected;

  •
  management may be distracted from overseeing existing operations by the need to integrate acquired businesses;

  •
  we may acquire or assume unexpected or undisclosed liabilities or risks;

  •
  unforeseen difficulties may arise in integrating operations and systems;

  •
  we may fail to retain and assimilate employees of the acquired business;

  •
  we may experience problems in retaining customers; and

  •
  problems may arise in entering new markets in which we may have little or no experience.

        We experienced many of these difficulties in connection with our acquisition of certain businesses in 2012 and 2013, and such challenges continue. In the future, these risks could have a material adverse effect on our business, financial condition and results of operations.

Information technology vulnerabilities and cyberattacks on our networks could have a material adverse impact on our business.

        We rely upon information technology to manage and conduct business, both internally and with our customers, suppliers and other third parties. Internet transactions involve the transmission and storage of data, including, in certain instances, customer and supplier business information. Accordingly, maintaining the security of our computers and other electronic devices, computer networks and data storage resources is a critical issue for us and our customers and suppliers because security breaches could result in reduced or lost ability to carry on our business and loss of and/or unauthorized access to confidential information. We have limited personnel and other resources to address information technology reliability and security of our computer networks and respond to known security incidents to minimize potential adverse impact. Experienced hackers, cybercriminals and perpetrators of threats may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. These perpetrators of cyberattacks also may be able to develop and deploy viruses, worms, malware and other malicious software programs that attack our information and networks or otherwise exploit any security vulnerabilities of our information and networks. Techniques used to obtain unauthorized access to or sabotage systems change frequently and often are not recognized until long after being launched against a target, so we may be unable to anticipate these techniques or to implement adequate preventative measures. A breach of our information technology systems and security measures as a result of third-party action, malware, employee error, malfeasance or otherwise could materially adversely impact our business and results of operations and expose us to customer, supplier and other third party liabilities. Any damage, security breach, delay or loss of critical data associated with our systems may delay or prevent certain operations and may have a material adverse effect on our financial condition, results of operations and cash flows.

Our failure to comply with applicable governmental privacy laws and regulations in the U.S. and internationally could substantially impact our business, operations, financial position and cash flows.

        We are subject to extensive and evolving federal, state and foreign privacy laws and regulations. Changes in privacy and data security laws or regulations or new interpretations of existing laws or regulations could have a negative effect on our operating methods and costs. Failure to comply with such regulations could result in the termination or loss of contracts, the imposition of contractual damages, private and government civil litigation, civil sanctions, damage to our reputation or, in certain circumstances, criminal penalties, any of which could have a material adverse effect on our results of operations, financial position, cash flows, business and prospects. Determining compliance with such regulations is complicated by the fact that many of these laws and regulations have not been fully interpreted by governing regulatory authorities or the courts, and many of the provisions of such laws and regulations are open to a range of interpretations. There can be no assurance that we are, or have been, in compliance with all applicable existing laws and regulations or that we will be able to comply with new laws or regulations.

        With respect to trans-border data flows from the European Economic Area (the "EEA"), we have historically relied on the U.S.-European Union ("E.U.") and the U.S.-Swiss Safe Harbor Frameworks, as agreed to by the U.S. Department of Commerce and the E.U. and Switzerland, respectively, as a means to legally transfer European personal information from Europe to the U.S. and to process that information in the U.S. However, on October 6, 2015, the European Court of Justice ("ECJ") invalidated the legal basis for the U.S.-E.U. Safe Harbor framework, and the Swiss data protection authorities later invalidated the U.S.-Swiss Safe Harbor framework. As a result, we have begun to undertake efforts to conform transfers of personal information from the EEA based on current regulatory obligations, the guidance of data protection authorities and evolving best practices. Despite these efforts, we may be unsuccessful in establishing conforming means of transferring such data from the EEA. The legitimacy of these alternate means are subject to differing interpretations among various European jurisdictions and, as such, we may experience hesitancy, reluctance or refusal by European or multi-national clients to use our services due to the potential risk exposure they may face as a result of the ECJ ruling and the current data protection obligations imposed on them by certain data protection authorities. Furthermore, the ECJ's decision may result in different European data protection regulators applying differing standards for the transfer of personal data, which could result in increased regulation, cost of compliance and limitations on data transfers for us and our clients. These developments could harm our business, financial condition and results of operations. The current and future status of the data protection laws, policies and enforcement within the United Kingdom are now increasingly uncertain in light of the vote to leave the E.U., exacerbating the potential impact of regulatory uncertainty.

        In 2016, the European Union invalidated the Safe Harbor framework and on July 12, 2016, the European Commission and U.S. Department of Commerce announced that the E.U.-U.S. Privacy Shield Framework had been accepted. We adopted a Privacy Shield Policy that is compliant with that framework on September 23, 2016 and received confirmation from the Commerce Department that our self-certification had been finalized and became effective January 26, 2017. We will be training our human resources and information technology teams on the Privacy Shield Policy and our obligations in the coming weeks. While we believe our efforts will allow us to comply with the requirements of the E.U.-U.S. Privacy Shield Framework, noncompliance or alleged noncompliance with European privacy laws could result in fines and other penalties and could have a negative effect on our existing business and on our ability to attract and retain new customers.

The supply and cost of materials we use in manufacturing our products fluctuate and could increase our operating costs.

        Steel is a significant portion of the raw materials used in our products. Local shortages of steel plate sometimes arise and it is possible that an adequate supply of steel will not continue to be available in all locations on terms acceptable to us. The materials we use in our products are subject to price fluctuations that we cannot control. Changes in the cost of raw materials can have a significant effect on our gross margins. Rapid increases in material prices are difficult to pass through to customers. An inability to pass on these higher costs could negatively impact our results of operations or financial condition.

Our participation in multiemployer pension plans could adversely impact our liquidity and results of operations.

        We contribute to over 150 multiemployer pension plans throughout the U.S. We believe that our responsibility for potential withdrawal liabilities associated with participating in multiemployer pension plans is limited because the building and construction trades exemption pursuant to the Employee Retirement Income Security Act of 1974 should apply to the substantial majority of our plan contributions. However, pursuant to the Pension Protection Act of 2006 and other applicable laws, we are exposed to other potential liabilities associated with plans that are underfunded. As of December 31, 2015, we had been notified that certain pension plans were in critical funding status. Currently, certain plans are developing, or have developed, a rehabilitation plan that may call for a reduction in participant benefits or an increase in future employer contributions. Therefore, in the future, we could be responsible for potential surcharges, excise taxes and/or additional contributions related to these plans, which could impact our liquidity and results of operations. While we continue to actively monitor, assess and take steps to limit our potential exposure to any surcharges, excise taxes, additional contributions and/or withdrawal liabilities, any market conditions or the number of participating employers remaining in each plan may result in a reorganization, insolvency or mass withdrawal that could have a material adverse effect on the funded status of multiemployer plans and our potential withdrawal liability.

Foreign exchange risks may affect our ability to realize a profit from certain projects or to obtain projects.

        We generally attempt to denominate our contracts in U.S. dollars or in the currencies of our expenditures. However, we do enter into contracts that subject us to foreign exchange risks, particularly to the extent contract revenue is denominated in a currency different than the contract costs. We may seek to minimize our exposure from foreign exchange risks by limiting foreign currency contracts to those currencies where we have ongoing operating expenditures or entering into hedge contracts if there are limited ongoing expenditures in the same currencies. However, these actions may not always eliminate all foreign exchange risks, and such risks have the potential to have an adverse effect on our business, financial condition, cash flow or profit.

Extensive government legislation and regulatory initiatives could increase costs and impose burdensome operating restrictions that may cause operational delays.

        Members of the U.S. Congress and the U.S. Environmental Protection Agency ("EPA") may implement more stringent regulations for hydraulic fracturing, the process of injecting water, sand and chemicals at high pressure underground, which releases natural gas. Currently, Congress and the EPA are studying environmental contamination related to hydraulic fracturing and the impact of fracturing on public health. In March 2015, Congress introduced legislation to regulate hydraulic fracturing and require disclosure of the chemicals used in the hydraulic fracturing process. Additionally, some states have adopted, and others are considering, regulations that could restrict hydraulic fracturing. In March 2015, the Bureau of Land Management issued a final rule to regulate hydraulic fracturing on federal and Indian land. Although the EPA finalized the rule, enforcement is delayed pending a legal challenge in the U.S. District Court of Wyoming.

        Additionally, the EPA has focused its energy on more rulemaking to curb emissions of methane, smog-forming volatile organic compounds and toxic air pollutants from oil and gas sources. Through the New Source Performance Standards, EPA has finalized and plans to finalize in 2016 rules that clarify definitions and implement more stringent emission controls on associated equipment like tanks and compressors used to process and transport natural gas. In August 2015, the EPA finalized rules that clarified the definitions of "low-pressure wells" and "storage vessel," which may affect plant construction. Any new laws, rules, regulations or permitting requirements regarding the oil and natural gas industries could lead to delays in the construction of new gas turbine power plants and/or increased operating costs for existing gas turbine power plants, which could negatively impact demand for our products.

A change in our product mix could adversely affect our results of operations.

        Our results may be affected by a change in our product mix on which our gross margin depends. Changes in our product mix may result from marketing activities to existing customers and needs communicated to us from existing and prospective customers. Our outlook, budgeting and strategic planning assume a certain product mix of sales. If actual results vary from this projected mix or products and services, our financial results could be negatively impacted.

We are subject to anti-bribery laws in the countries in which we operate. Failure to comply with these laws could result in our becoming subject to penalties and the disruption of our business activities.

        Many of the countries in which we transact business have laws that restrict the offer or payment of anything of value to government officials or other persons with the intent of gaining business or favorable government action. We are subject to these laws, as well as, being governed by the U.S. Foreign Corrupt Practices Act restricting these types of activities. In addition to prohibiting certain bribery-related activity with foreign officials and other persons, these laws provide for recordkeeping and reporting obligations. Any failure by us, our subcontractors, agents or others who work for us on our behalf to comply with these legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties. The failure to comply with these legal and regulatory obligations could also result in the disruption of our business activities and have a material adverse effect on our business and results of operations.

A change in tax laws, treaties or regulations, or their interpretation, of any country in which we operate could increase our tax burden and otherwise adversely affect our financial condition, results of operations and cash flows.

        A change in tax laws, treaties or regulations, or their interpretation, of any country in which we operate could result in a higher tax rate on our earnings, which could result in a significant negative impact on our earnings and cash flows from operations. We continue to assess the impact of various legislative proposals, including U.S. federal and state proposals, and modifications to existing tax treaties that could result in a material increase in our taxes. We cannot predict whether any specific legislation will be enacted or the terms of any such legislation. However, if such proposals were to be enacted, or if modifications were to be made to certain existing treaties, the consequences could have a material adverse impact on us, including increasing our tax burden, increasing costs of our tax compliance or otherwise adversely affecting our financial condition, results of operations and cash flows.

Work disruptions resulting from the expiration of our collective bargaining agreements or otherwise could result in increased operating costs and adversely affect our operating performance.

        Certain of our temporary Services segment craft employees are represented by labor unions with which we have collective bargaining agreements. There can be no assurance that we will not experience labor disruptions associated with a lengthy strike or the expiration or renegotiation of collective bargaining agreements or other work stoppage at our facilities or at our customer locations, which could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.

Risk Factors Related to Our Common Stock

The market price for our common stock is volatile and our stockholders may not be able to resell their shares of common stock at or above the purchase price paid.

        The market price of our common stock fluctuates significantly and may be affected by numerous factors (some of which are beyond our control), including:

  •
  The risk factors described in this Item 1A;

  •
  Actual or anticipated fluctuations in our operating results and financial condition;

  •
  Changes in laws or regulations and court rulings and trends in our industry;

  •
  The significant concentration of ownership of our common stock in the hands of a small number of investors;

  •
  Changes in supply and demand of components and materials;

  •
  Changes in tax or accounting standards affecting our industry;

  •
  A shortfall in operating revenue or net income from that expected by securities analysts and investors;

  •
  Changes in securities analysts' estimates of our financial performance or the financial performance of our competitors or companies in our industry;

  •
  General conditions in our customers' industries; and

  •
  The degree of trading liquidity in our common stock and general market conditions.

        From December 31, 2012 to March 10, 2017, the closing price of our common stock ranged from $20.86 to $1.73 per share. Continued declines in the price of our common stock could impede our ability to obtain additional capital, attract and retain qualified employees and reduce the liquidity of our common stock. In addition, the reduced stock price also increases the cost to us, in terms of dilution, of using our equity for employee compensation.

        The stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stock of similarly situated companies. These broad market fluctuations may adversely affect the market price of our common stock.

        We are currently subject to securities class action law suits filed against us. If additional suits were to be filed against us, regardless of the outcome, it could result in substantial costs and a diversion of our management's attention and resources, which could also negatively impact the market price of our stock.

Delisting of our common stock from the New York Stock Exchange ("NYSE") and subsequent quotation on OTC Pink® Marketplace—Limited Information Tier ("OTC") operated by the OTC Markets Group Inc. may continue to decrease the value of our common stock and prevent certain investors from investing or achieving a meaningful degree of liquidity.

        On March 30, 2016, we announced that we expected the NYSE to initiate procedures to delist our common stock, including the issuance of a delisting notice, and that we planned to disclose the receipt of such notice in a subsequent Current Report on Form 8-K. We subsequently received that notice and the NYSE suspended trading in our common stock, effective March 30, 2016, and our common stock was subsequently delisted. As a result, our common stock is now quoted on the OTC. We cannot assure investors that our common stock will be listed on a national exchange such as the NASDAQ Stock Market, the NYSE or another securities exchange once we become current in our filing obligations with the SEC.

        Based upon the fact that our common stock is no longer registered for trading on a national exchange and that the value of our issued and outstanding common stock has decreased in value, there may be investment loss for stockholders or certain stockholders may no longer be permitted to invest in our common stock. Bid quotations on the OTC can be sporadic and may not provide any meaningful liquidity to investors. An investor may find it difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. As a result of these limitations, our common stock has fewer market makers, lower trading volumes and larger spreads between bid and asked prices than securities listed on a national stock exchange or automated quotation system would typically have.

        Because there may be a limited market and generally low volume of trading in our common stock, the share price of our common stock is more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the market's perception of our business, and announcements made by us, our competitors, or parties with whom we have business relationships. There may also be fewer institutional investors willing to hold or acquire our common stock. The lack of liquidity in our common stock may make it difficult for us to issue additional securities for financing or other purposes or to otherwise arrange for any financing that we may need in the future.

        We are also no longer subject to the NYSE's rules, such as corporate governance requirements or the minimum market capitalization and stockholders' equity criteria. Without required compliance with such standards, investor interest in our common stock may decrease. The delisting of our common stock from the NYSE may also result in other negative implications, including the potential loss of confidence by customers, strategic partners and employees and the loss of investor and media interest in us and our common stock.

We do not currently expect to pay any cash dividends on our common stock, so investors may not receive any return on investment unless investors sell their shares of common stock for a price greater than that which investors paid for them.

        On May 30, 2012, our Board adopted a dividend policy pursuant to which we would pay quarterly dividends on our common stock; however, we have not paid any dividends since March 2015. The costs associated with the restatement of our historical financial results, as well as related matters, has presented a significant financial burden on our company, and the continued operation and expansion of our business has required substantial funding. In addition, our Revolving Credit Facility, as amended, currently prohibits us from paying dividends. Therefore, we do not anticipate paying dividends on our common stock in the foreseeable future.

        Any future determination with respect to the payment of dividends will be at the discretion of the Board and will depend upon our financial condition, results of operations, capital requirements, general business conditions, terms of financing arrangements and other factors that our Board may deem relevant. Future dividends, their timing and amount will be subject to capital availability and periodic determinations by our Board that cash dividends are in the best interest of our stockholders and are in compliance with all of our respective laws and agreements applicable to the declaration and payment of cash dividends, and may be affected by, among other factors: our views on potential future capital requirements for organic initiatives and strategic transactions, including acquisitions; debt service requirements; our credit rating; changes to applicable tax laws or corporate laws; limitations in our Revolving Credit Facility; and changes to our business model. Our dividend payments may change from time to time, and we cannot provide assurance that we will declare dividends of any particular amounts or at all. If we do not pay dividends, then our common stock may be less valuable because a return on investment will occur only if our stock price increases, and such appreciation may not occur.

Actions of activist shareholders could be disruptive and potentially costly, and the possibility that activist shareholders may seek changes that conflict with our strategic direction could cause uncertainty about the strategic direction of our business.

        Activist investors may attempt to effect changes in our strategic direction and how our business is governed, or to acquire control over us to increase short-term stockholder value by advocating corporate actions such as financial restructuring, increased borrowing, special dividends, stock repurchases or even sales of assets or the entire company. In fact, in June 2016, we entered into a nomination agreement with certain of our significant stockholders that had filed a Schedule 13D with the SEC with respect to the Company. Pursuant to that agreement, we agreed to appoint two additional directors to our Board, one of whom would serve as a representative of those investors. Among other things, we also agreed to various standstill provisions and to include the investors' designees in our slate of nominees for election as directors at our next two annual meetings of shareholders. The agreement also provides that, because the Company has not held its 2016 Annual Meeting of stockholders, the significant stockholders have the right to terminate the agreement at any time after January 1, 2017.

        While we welcome varying opinions from all shareholders, activist campaigns that contest or conflict with our strategic direction could have an adverse effect on our results of operations and financial condition, as responding to proxy contests and other actions by activist shareholders can disrupt our operations, be costly and time-consuming and divert the attention of our Board and senior management from the pursuit of business strategies. In addition, perceived uncertainties as to our future direction as a result of changes to the composition of our Board may lead to the perception of a change in the direction of our business, instability or lack of continuity which may be exploited by our competitors, may cause concern to our current or potential customers, may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners. These types of actions could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

Future sales of our common stock and any of our other efforts to raise additional capital may depress our stock price.

        Sales of a substantial number of shares of our common stock in the public market or otherwise, either by us, a member of management or a major stockholder, or the perception that these sales could occur, could depress the market price of our common stock and have a material adverse effect on our ability to raise capital through the sale of additional equity securities. We may seek additional capital through a combination of private and public equity and debt offerings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, investor ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect investor rights as a stockholder. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. Any of the above could cause a decline in our stock price.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        Our corporate office is currently located in Irving, Texas. As of December 31, 2015, we had fifteen other U.S. facilities, as well as facilities in the Netherlands, Mexico and China.

        Subsequent to the date of this report, we either sold or engaged in a process to sell the facilities that are listed in the table below as "Owned." For additional information about our properties and transactions occurring subsequent to the date of this report, see "Explanatory Note—Subsequent Events" and "Note 21—Subsequent Events" to our consolidated financial statements.

Location	Owned/Leased Expiration Date	Approximate Sq. Footage	Principal Uses	Segment
Irving, Texas	Leased (9/30/17)	11,000	Administrative office (corporate headquarters)	Corporate
Monterrey, Mexico	Owned(4)	150,000	Manufacturing and administrative office	Mechanical Solutions
Auburn, Massachusetts	Owned(5)	55,000	Manufacturing and administrative office	Mechanical Solutions
South Bend, Indiana	Leased(1)	246,700	Manufacturing and administrative office	Electrical Solutions
Chattanooga, Tennessee	Leased(2)	105,000	Manufacturing and administrative office	Electrical Solutions
Caldwell, Idaho	Leased (6/30/23)	58,000	Manufacturing and administrative office	Electrical Solutions
Heerlen, The Netherlands	Leased (9/30/21)	26,700	Administrative office	Mechanical Solutions
Heerlen, The Netherlands	Owned(4)	14,800	Administrative office	Mechanical Solutions
Baghdad, Iraq	Leased (7/12/17)	200	Branch office	Mechanical Solutions
Tulsa, Oklahoma	Leased (3/31/24)	49,900	Manufacturing and administrative office	Mechanical Solutions
Tulsa, Oklahoma	Leased (1/31/18)	2,000	Administrative office	Mechanical Solutions
Shanghai, China	Leased (11/17/18)	1,200	Administrative office	Mechanical Solutions
Shanghai, China	Leased (6/30/17)	1,600	Warehouse facility	Mechanical Solutions
Houston, Texas	Leased (11/30/26)	24,300	Manufacturing facility	Services
Houston, Texas	Owned(5)	114,400	Manufacturing and administrative office	Electrical Solutions
Franklin, Indiana	Owned(5)(6)	51,000	Manufacturing and administrative office	Services
Florence, South Carolina	Leased (3/31/17)(3)	25,100	Manufacturing and administrative office	Services
Atlanta, Georgia	Leased (3/31/23)	24,000	Administrative office	Services
Elmhurst, New York	Leased (10/31/17)	8,200	Manufacturing and administrative office	Services

(1)
We lease four facilities in South Bend, Indiana. These leases expire on December 31, 2017, February 2, 2018, July 26, 2019 and September 24, 2020.

(2)
We lease two facilities in Chattanooga, Tennessee. These leases expire on November 30, 2019 and June 30, 2023.

(3)
We are currently sub-leasing this facility out through the end of the lease term.

(4)
We are currently engaged in a process to sell our owned property in The Netherlands and Monterrey, Mexico.

(5)
We sold these facilities in December 2016 and immediately leased them back. See "Explanatory Note—Subsequent Events."

(6)
This facility was part of the sale of Hetsco in January 2017. See "Explanatory Note—Subsequent Events."

Item 3.    Legal Proceedings.

Shareholder Litigation

        A putative shareholder class action, captioned Budde v. Global Power Equipment Group Inc., is pending in the U.S. District Court for the Northern District of Texas. This action and another action were filed in May and June of 2015, and in July of 2015 the court consolidated the two actions and appointed a lead plaintiff. On March 1, 2017, the lead plaintiff filed a consolidated amended complaint that names the Company and two of our former officers as defendants. It alleges violations of the federal securities laws arising out of matters related to our restatement of certain financial periods and claims that we and certain former officers made material misrepresentations and omissions of material fact in our public disclosures concerning those periods in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5, as promulgated thereunder. The plaintiffs seek class certification on behalf of persons who acquired our stock between May 1, 2012 and March 30, 2016, more than $150 million of monetary damages on behalf of the putative class and an award of costs and expenses, including attorneys' fees and experts' fees. We intend to defend against this action, but litigation is subject to many uncertainties and the outcome of this action is not predictable with assurance. At this time, we are unable to predict the possible loss or range of loss, if any, associated with the resolution of this litigation, or any potential effect such may have on us or our business or operations.

SEC Investigation

        The Division of Enforcement of the SEC is conducting a formal investigation into possible securities law violations by Global Power relating to disclosures we made concerning certain financial information, including our cost of sales and revenue recognition, as well as related accounting issues. We are cooperating with the SEC in its investigation, including through the production of documents to, and the sharing of information with, the SEC Enforcement Staff. At this time, we cannot predict the outcome or the duration of the SEC investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on us arising out of the SEC investigation.

        For a description of our material pending legal and regulatory proceedings and settlements, see "Note 16—Commitments and Contingencies" and "Note 21—Subsequent Events" to our consolidated financial statements.

Item 4.    Mine Safety Disclosures.

        Not applicable.

 Part II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price of Our Common Stock

        As of December 31, 2015, our common stock was listed on the NYSE under the trading symbol "GLPW." The following table sets forth the high and low sale prices for our common stock based on intra-day high and low prices during the periods indicated:

	2015			2014
	High	Low	Dividends Declared	High	Low	Dividends Declared
1st Quarter	$14.10	12.06	0.09	$20.04	16.70	0.09
2nd Quarter	$13.75	7.42	—	$19.99	15.17	0.09
3rd Quarter	$7.98	3.49	—	$17.68	14.54	0.09
4th Quarter	$5.80	3.39	—	$15.59	10.96	0.09

        Our common stock traded on the NYSE through March 30, 2016. Effective March 30, 2016, the NYSE suspended trading in our securities. Our securities were officially delisted from the NYSE on April 18, 2016. Our shares are currently quoted on the OTC under the symbol "GLPW." The high and low bid information for each quarter since January 1, 2016, as traded on the NYSE through March 30, 2016 and on the OTC beginning March 31, 2016, is as follows:

	High	Low	Dividends Declared
2016
1st Quarter	$3.54	$1.97	—
2nd Quarter	$2.54	$1.50	—
3rd Quarter	$5.16	$2.01	—
4th Quarter	$4.83	$2.90	—
2017
1st Quarter (through March 10, 2017)	$5.40	$4.71	—

        The OTC quotations above reflect inter-dealer prices, without retail mark-up, mark down or commissions and may not represent actual transactions. Such quotes are not necessarily representative of actual transactions or of the value of our securities.

        The trading volume for our common stock is relatively limited. An active trading market may not continue to provide adequate liquidity for our existing stockholders or for persons who may acquire our common stock in the future.

Holders

        As of March 10, 2017, there were 17,487,472 shares of our common stock outstanding and approximately 123 holders of record of our common stock. We believe that the number of beneficial holders of our common stock is substantially greater than the number of holders of record.

Dividends

        We have not paid dividends to holders of our common stock since March 2015, and the terms of our Revolving Credit Facility, as amended, currently prevent us from paying dividends. The declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings, financial condition, business development needs, regulatory considerations and the terms of our Revolving Credit Facility, and is at the discretion of our Board of Directors. We currently have no plan in place to pay cash dividends. See "Part I—Item 1A. Risk Factors—We do not currently expect to pay any cash dividends on our common stock, so investors may not receive any return on investment unless they sell their shares of common stock for a price greater than that which they paid for them."

Recent Sales of Unregistered Securities

        During the fiscal year ended December 31, 2015, we did not sell any of our equity securities in transactions that were not registered under the Securities Act of 1933, as amended.

Securities Authorized for Issuance under Equity Compensation Plans

        The disclosure required by this Item is included under "Part III—Item 11. Executive Compensation" of this Form 10-K.

Purchases of Equity Securities by the Company and Affiliated Purchasers

        Neither we, nor any "affiliated purchaser," as defined in SEC Rule 10b-18(a)(3), purchased any of our equity securities during the years ended December 31, 2015, 2014 or 2013.

Equity Compensation Plan Information

        For a discussion of our equity compensation plan information, see "Part III—Item 11. Executive Compensation."

Five-Year Stock Performance Table

        The stock price performance graph below shall not be deemed soliciting material or to be filed with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, nor shall it be incorporated by reference into any past or future filing under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically request that it be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

        The following graph illustrates the five-year cumulative total return on investments in our common stock (GLPW), our peer group and the Russell 2000 Index. These indices are prepared by Zacks Investment Research, Inc. Our common stock is quoted on the OTC market and was previously listed on the NYSE. The shareholder return shown below is not necessarily indicative of future performance. Total return, as shown, assumes $100 invested on December 31, 2010 in shares of our peer group and the Russell 2000 Index, all with cash dividends reinvested. The calculations exclude trading commissions and taxes.

	12/10	12/11	12/12	12/13	12/14	12/15
GLPW	100.00	102.37	75.06	87.43	63.08	16.01
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18
Peer Group(1)	100.00	104.55	118.70	171.46	134.82	136.63

(1)
The companies in our peer group are: Aegion Corp., Astec Industries, Inc., AZZ, Inc., BWX Technologies, Inc. (formerly Babcock & Wilcox), CECO Environmental Corp., Chicago Bridge & Iron Company N.V., Donaldson Company, Inc., Dycom Industries, Inc., Graham Corporation, Matrix Service Corp., MYR Group Inc., Powell Industries, Inc., Team, Inc. and Willbros Group, Inc. We selected these companies pursuant to Item 201(e) of Regulation S-K under the Exchange Act.

Item 6.    Selected Financial Data (Restated)

Five-Year Summary of Selected Financial Data

        The following selected financial data are derived from the audited consolidated financial statements for the years ended December 31, 2015, 2014 (restated) and 2013 (restated) and from the unaudited restated consolidated financial statements of the Company for the years ended December 31, 2012 (restated) and 2011 (restated, as described below) and should be read in conjunction with "Part I—Item 1A. Risk Factors," "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," "Part II—Item 8. Financial Statements and Supplementary Data" and our consolidated financial statements and the related notes included in this Form 10-K.

        We have not amended our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-K, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon. The information presented in the following tables has been updated to reflect the effects of the restatement of our financial results, which is more fully described in "Note 2—Restatement" to our consolidated financial statements. For further information that will help investors better understand the summary data, please read this financial data in conjunction with "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included in "Part II—Item 8. Financial Statements and Supplementary Data" and other financial information included elsewhere in this report. These historical results are not necessarily indicative of results to be expected for any future periods.

	Year Ended December 31,
($ in thousands, except share and per share data) Statement of Operations
	2015	2014	2013	2012	2011
		(as restated)	(as restated)	(as restated)	(as restated)(2)
				(unaudited)	(unaudited)
Total revenue	$589,003	$539,053	$465,914	$463,286	$487,386
Gross profit	52,597	73,334	80,810	72,448	84,790
Gross profit percentage	8.9%	13.6%	17.3%	15.6%	17.4%
Operating expenses	75,818	77,118	72,825	61,218	50,605
Restatement expenses	14,385	—	—	—	—
Impairment expenses	47,755	—	—	—	—
Bargain purchase gain	(3,168)	—	—	—	—

Operating (loss) income	(82,193)	(3,784)	7,985	11,230	34,185
Interest expense, net	4,484	1,820	893	1,563	1,119
Foreign currency (gain) loss	(1,014)	(65)	(199)	254	—
Other (income) expense, net	12	34	(28)	308	(98)

(Loss) income from continuing operations before income tax	(85,675)	(5,573)	7,319	9,105	33,164
Income tax expense (benefit)	(6,946)	41,661	(1,840)	(3,266)	(35,159)

(Loss) income from continuing operations	(78,729)	(47,234)	9,159	12,371	68,323
(Loss) Income from discontinued operations(1)	—	(1)	279	24	2,305

Net (loss) income	$(78,729)	$(47,235)	$9,438	$12,395	$70,628

(Loss) earnings per share from continuing operations:
Basic	$(4.59)	$(2.78)	$0.54	$0.73	$4.28
Diluted	$(4.59)	$(2.78)	$0.54	$0.72	$4.01
Common shares outstanding:
Weighted-average shares outstanding
Basic	17,151,810	17,005,589	16,919,981	16,885,259	15,981,223
Diluted	17,151,810	17,005,589	17,045,095	17,247,723	17,024,382

	As of December 31,
($ in thousands, except share and per share data) Balance Sheet	2015	2014	2013	2012	2011
		(as restated)	(as restated)	(as restated)	(as restated)(2)
				(unaudited)	(unaudited)
Current assets	$172,035	$190,672	$169,824	$183,124	$209,537
Total assets	301,030	361,643	362,324	331,244	309,483
Current liabilities	79,201	76,090	63,768	63,947	47,192
Long-term debt	70,000	45,000	23,000	—	—
Stockholders' equity	130,767	212,818	269,712	262,617	256,388
Cash dividends declared per common share	$0.09	$0.36	$0.36	$0.27	$—

(1)
Discontinued operations includes the results of our discontinued operations related to the sale of the Deltak, LLC business unit (the "Deltak business unit") in 2011.

(2)
We have restated our 2011 financial information to correct historical errors to the extent practicable. However, we did not have the requisite data to apply percentage-of-completion accounting for the full year of 2011. As a result, 2011 includes certain revenue, cost of goods sold and cost and estimated earnings in excess of billings that we were able to calculate using percentage-of-completion accounting as of the end of our 2011 fiscal year, but we were unable to make the corresponding calculations as of the beginning of our 2011 fiscal year. This resulted in an undetermined amount of revenue and cost of goods sold that are still included in our revised 2011 results, but which, had we been able to calculate the appropriate adjustments, would have been recorded in our 2010 fiscal year.

Quarterly Financial Data—Unaudited

	For the Quarter Ended
($ in thousands, except share and per share data) Statement of Operations	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total revenue	$144,424	$124,162	$174,276	$146,141
Gross profit	8,945	14,932	17,948	10,772
Gross profit percentage	6.2%	12.0%	10.3%	7.4%
Operating expenses	18,162	18,486	18,720	20,450
Restatement expenses	5,974	6,796	1,615	—
Impairment expenses	4	47,751	—	—
Bargain purchase gain	—	—	—	(3,168)

Operating loss	(15,195)	(58,101)	(2,387)	(6,510)
Interest expense, net	2,076	953	830	625
Foreign currency (gain) loss	151	(55)	144	(1,254)
Other (income) expense, net	21	(2)	(39)	32

Loss from continuing operations before income tax	(17,443)	(58,997)	(3,322)	(5,913)
Income tax expense (benefit)	549	(7,192)	576	(879)

Net loss	$(17,992)	$(51,805)	$(3,898)	$(5,034)
Loss Per Share from continuing operations:
Basic	$(1.05)	$(3.02)	$(0.23)	$(0.29)
Diluted	$(1.05)	$(3.02)	$(0.23)	$(0.29)
Common shares outstanding:
Weighted-average shares outstanding
Basic	17,186,159	17,161,183	17,159,115	17,099,728
Diluted	17,186,159	17,161,183	17,159,115	17,099,728
Balance Sheet
Current assets	$172,035	$195,340	$218,659	$192,535
Total assets	301,030	324,909	398,393	373,120
Current liabilities	79,201	85,676	100,031	89,544
Long-term debt	70,000	70,000	70,000	53,000
Stockholders' equity	130,767	148,301	200,170	202,431
Cash dividends declared per common share	$—	$—	$—	$0.09

	For the Quarter Ended
($ in thousands, except share and per share data) Statement of Operations	December 31, 2014 (as restated)	September 30, 2014 (as restated)	June 30, 2014 (as restated)	March 31, 2014 (as restated)
Total revenue	$149,979	$139,791	$123,287	$125,996
Gross profit	17,365	18,604	16,029	21,336
Gross profit percentage	11.6%	13.3%	13.0%	16.9%
Operating expenses	21,337	18,990	18,658	18,133

Operating (loss) income	(3,972)	(386)	(2,629)	3,203
Interest expense, net	536	469	354	461
Foreign currency (gain) loss	779	(700)	(33)	(111)
Other (income) expense, net	(34)	(128)	138	58

(Loss) Income from continuing operations before income tax	(5,253)	(27)	(3,088)	2,795
Income tax expense (benefit)	41,759	63	(1,178)	1,017

(Loss) Income from continuing operations	(47,012)	(90)	(1,910)	1,778
(Loss) Income from discontinued operations(1)	—	96	(90)	(7)

Net (loss) income	$(47,012)	$6	$(2,000)	$1,771
(Loss) Earnings Per Share from continuing operations:
Basic	$(2.75)	$(0.01)	$(0.11)	$0.10
Diluted	$(2.75)	$(0.01)	$(0.11)	$0.10
Common shares outstanding:
Weighted-average shares outstanding
Basic	17,072,655	17,072,317	17,070,615	17,090,074
Diluted	17,072,655	17,072,317	17,070,615	17,102,814
Balance Sheet
Current assets	$190,672	$200,406	$174,616	$165,669
Total assets	361,643	389,021	365,008	355,664
Current liabilities	76,090	74,116	60,902	55,018
Long-term debt	45,000	45,000	31,000	25,000
Stockholders' equity	212,818	263,517	266,916	269,738
Cash dividends declared per common share	$0.09	$0.09	$0.09	$0.09

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion provides an analysis of the results for each of our segments, an overview of our liquidity and capital resources and other items related to our business. It contains forward-looking statements about our future revenue, operating results and expectations. See "Cautionary Note Regarding Forward-Looking Statements" and "Part I—Item 1A. Risk Factors" for a discussion of the risks, assumptions and uncertainties affecting these statements. This discussion and analysis should be read in conjunction with Part I of this Form 10-K as well as our consolidated financial statements and notes thereto included in this Form 10-K.

Special Note

        As described under the heading "Explanatory Note—Subsequent Events," this Form 10-K speaks only as of December 31, 2015. Except as otherwise specifically stated, it has not been updated to reflect the events described above, nor any other events occurring subsequent to December 31, 2015. Although there are a limited number of instances in this report where we deemed it appropriate to specifically reference certain events that occurred after December 31, 2015, this report does not contain all material information relating to our 2016 or 2017 fiscal periods. For additional information about the impact of certain business divestitures that occurred after the date of this report, see "Explanatory Note—Subsequent Events" and "Note 21—Subsequent Events" to our consolidated financial statements. For additional information about our segments, see "Note 1—Business and Organization" and "Note 19—Segment Information" to our consolidated financial statements.

Restatement of Previously Issued Consolidated Financial Statements

        This "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" has been amended and restated to give effect to the restatement of our consolidated financial statements as more fully described in "Note 2—Restatement" to our consolidated financial statements, which accompany the financial statements in "Part II—Item 8. Financial Statements and Supplementary Data" of this Form 10-K. For further detail regarding the restatement adjustments, see "Explanatory Note" and "Part II—Item 9A. Controls and Procedures" of this Form 10-K.

Overview

        In determining our reportable segments in accordance with ASC 280, we concluded that, until January 2015, we operated in three reportable segments: Product Solutions, Nuclear Services and Energy Services.

        In January 2015, we announced the integration of our four operating segments into two reportable segments, structured around products and services, as part of our ongoing streamlining efforts. However, in re-evaluating our reportable segments as of the end of 2015, we determined that, while we continue to believe the projected long-term economic similarities between our Mechanical Solutions and Electrical Solutions operating units supports aggregation into a single reportable segment, there has been disparity in the historical operating results to date between those two operating units. As such, we believe it is currently more meaningful to the reader to report segment information on those operating units separately and, therefore, concluded we have three reportable segments: Mechanical Solutions, Electrical Solutions and Services. The segment information for prior periods has been adjusted retrospectively to conform to the current period presentation. Our three reportable segments have operated as described below.

Industry Trends and Outlook

        Mechanical Solutions and Electrical Solutions Segments.    Demand for our products and services has historically fluctuated with industrial demand for new power generating capacity, energy and industrial infrastructure. Our Mechanical Solutions products are sold globally, and there are typically approximately nine to twelve months from the time an order is booked until it is shipped. This production cycle can be six months or less for our CFI, TOG, and Koontz-Wagner businesses. Demand for our Mechanical Solutions products is based on worldwide economic growth and long-term views regarding natural gas as an energy source. Demand for our Electrical Solutions products is affected by activity in a number of industries within the broader energy and industrial spaces described below, and the oil and gas market trends previously discussed.

        With forecasted long term growth in global energy demand and a continued focus on shale gas development in North America and other markets, we believe that demand for gas-fired power generation plants is likely to strengthen over time due to their relatively quick construction times, low capital costs and low carbon emissions as compared with other forms of fossil fuel powered plants.

        Expanded development of renewable energy has led to increased cycling (starts and stops) and higher capacity factors for natural gas-fired generation assets. We expect higher cycling and higher capacity factors to lead to increased aftermarket service work as the number of starts and hours accumulate above original design expectations. In addition, we are seeing an increased demand for our aftermarket services in the Middle East as operators there continue plant conversions from simple to combined cycle.

        We expect the demand for power generating capacity additions in certain emerging markets will outpace growth in developed markets over the near term. In regions where natural gas is plentiful, we expect that gas-fired power generation will be the preferred fuel source for baseload power. This growth will be constrained by the capacity of fuel transport for offtake via pipelines or other delivery methods.

        In addition, we expect that the liquid natural gas ("LNG") market will also be impacted by offtake constraints, however, there are planned global regasification projects that will positively affect new capital projects as they come online. Growth in LNG and natural gas feedstock demand will increase capital projects for transmission globally.

        For Electrical Solutions, transmission and distribution is being influenced by the increase in renewables and distributed generation technologies. While rooftop solar generation may get the most attention, distributed energy resources include more technologies. Unlike central station generation, Distributed Energy Resources ("DERs") can sit on either side of the utility meter and may be owned by a utility, a customer, or a third party. The category previously consisted of small-scale utility-owned diesel or gas engine generators strategically located to support distribution system operation. Today, DERs also include small-scale energy storage, including batteries and flywheels, as well as small-scale solar, wind, and hydro generation. Also included in the DER category are distribution system management tools such as demand response. The adoption and benefits of DER technologies are starting to be recognized in the global power markets where transmission and distribution projects are constrained.

        The market for power generation for datacenters, which we once considered a niche market, is now becoming an emerging and mature market. The demand for cloud-based computing and data storage continues to increase. More businesses are converting to this model and we expect this to drive increased demand for standby generation projects in this industry. We liken this market's development to that of a third utility. While the U.S. and E.U. are leading this trend, we expect this to be a global phenomenon as developing countries continue to adopt the Internet as both a social and business medium.

        Our overall long term market outlook remains positive as demand has increased for global power generation capacity additions, although it has been recently affected by short term headwinds resulting from continued macroeconomic uncertainties and a slow global recovery. Natural gas power generation remains a less expensive and lower emission alternative to coal-fired power generation. We believe these trends should stimulate new natural gas power generation facilities and upgrades to existing infrastructure. Additionally, regional building codes are demanding more energy efficient products and we are positioned well with engineering and manufacturing methods to take advantage of these demands.

        Services Segment.    Demand for plant upgrades, modification and maintenance services at U.S. nuclear power generation facilities was stable in 2015, but slowed in 2016. Competition from gas-fired power generation providers resulting from continued low natural gas prices has forced participants in the U.S. nuclear industry to make significant cost reductions. The nuclear industry has faced regulatory mandates following the 2011 nuclear accident at Fukushima Daiichi in Japan, and from additional National Fire Protection Association requirements. Compliance with these and other regulations required significant spending for modifications to existing equipment. We had significant involvement providing those modifications to our customers in 2015. Our level of plant modification and maintenance work performed at nuclear power plants increased in 2015, but declined in 2016 due to the loss of a significant maintenance and modification contract and the completion of Watts Bar Unit 2, where we had a large role in the construction process. The new nuclear units under construction in the U.S. are significant opportunities for us and we have multiple contracts at Watts Bar 2 and Vogtle 3&4, and a smaller contract at VC Summer 2&3. Watts Bar 2 was completed in 2016, but Vogtle and VC Summer will still be under construction for several years. It is unlikely that any additional nuclear units will begin construction in the U.S. in the next few years due to cost and schedule uncertainties and competition from lower cost gas-fired units. Several nuclear units have announced retirement in the coming years, and we are exploring how we could support that decommissioning market.

        Demand for routine maintenance, plant upgrades, modification and new construction at U.S. coal-fired power generation facilities is similarly negatively impacted by low cost gas-fired generation, and also by the cost of complying with clean air regulations.

        The U.S. Energy Information Administration noted that in April 2015 natural-gas fired generation surpassed coal-fired generation on a monthly basis and forecasted that 2016 would be the first year in which natural gas-fired generation would surpass coal. As a result, we have seen the demand for routine maintenance, plant upgrades, modification and new construction in the gas-fired generation market increase. We maintained a presence in that market, primarily in capital projects for efficiency improvements. However, since most of those plants are newer than their nuclear and coal counterparts, they require fewer upgrades, which means they also require much less maintenance than either coal or nuclear plants.

        The demand for fabrication and construction in the air separation and gas processing industry is negatively impacted by low gas prices, but the market for repairs increases during the same market conditions. We saw a decline in demand in 2015, but conditions improved somewhat in 2016.

        In addition to our traditional maintenance and modification services, we are seeking to align with complementary service providers to provide turnkey EPC services for larger capital and maintenance projects. We see this alignment as an area of continued future growth that would allow us to reach new customers and markets. While we provide most of our specialty services as an addendum to our traditional maintenance and modification services at power plants, we also service customers in other segments of the market, including pulp and paper industrial facilities. The demand for maintenance and modifications in the pulp and paper market was steady in 2015 and 2016.

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

        An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. We believe that the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of our consolidated financial statements. The following descriptions of critical accounting policies, judgments and estimates should be read in conjunction with our consolidated financial statements included in this Form 10-K.

        Revenue Recognition.    Substantially all of our Mechanical Solutions and Electrical Solutions segment revenue is derived from fixed priced contracts. Revenue for gas turbine auxiliary equipment contracts exceeding a value of 175,000 in local currency units from our Braden business unit is recognized under the percentage-of-completion method based on efforts expended input measures. Revenue for gas turbine auxiliary equipment and control house equipment from certain of our business units that lack the ability to estimate, and contracts for a de minimis amount are recognized on the completed contract method, typically when the unit is shipped. Certain of these contracts specify separate delivery dates of individual equipment units or require customer acceptance of a product. In circumstances where separate delivery dates of individual equipment units exists, we recognize revenue when the customer assumes the risk of loss and title for the equipment, which is generally the date the unit is shipped, and corresponding costs previously deferred are charged to expense. In circumstances where the contract requires customer acceptance of a product in addition to transfer of title and risk of loss to the customer, revenue is either recognized (i) upon shipment when we are able to demonstrate that the customer specific objective criteria have been met or (ii) upon customer acceptance. Once title and risk of loss have transferred and, where applicable, customer acceptance is complete, we have no further performance obligations.

        Within our Services segment, we enter into a variety of contract structures, including cost-plus reimbursements, time and material contracts and fixed price contracts. The determination of the contract structure is based on the scope of work, complexity and project length, and customer preference of contract terms. Cost-plus and time and material contracts represent the majority of the contracts in our Services segment. For these contract types, we recognize revenue when services are performed based on an agreed upon price for the completed services or based upon the hours incurred and agreed upon hourly rates. Some of our contracts include provisions that adjust contract revenue for safety, schedule or other performance measures. On cost reimbursable contracts, revenue is recognized as costs are incurred and includes applicable mark-up earned through the date services are provided. Revenue on fixed price contracts is recognized under the percentage-of-completion method based on cost-to-cost input measures.

        The percentage-of-completion method generally results in the recognition of reasonably consistent profit margins over the life of a contract because management has the ability to produce reasonably dependable estimates of contract billings and contract costs. We use the level of profit margin that is most likely to occur on a contract. If the most likely profit margin cannot be precisely determined, the lowest probable level of profit in the range of estimates is used until the results can be estimated more precisely. Our estimate of the total contract costs to be incurred at any particular time has a significant impact on the revenue recognized for the respective period. Changes in job performance, job conditions, estimated profitability, final contract settlements and resolution of claims may result in revisions to contract revenues and costs and the effects of such revisions are recognized in the period that the revisions are determined. Under percentage-of-completion accounting, management must also make key judgments in areas such as the percentage of completion, estimates of project revenue, costs and margin, estimates of total and remaining project hours and liquidated damages assessments. Any deviations from estimates could have a significant positive or negative impact on our results of operations.

        Estimated losses on uncompleted contracts, regardless of whether we account for the contract under the completed contract or percentage-of-completion method, are recognized in the period in which they first become known.

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

        Pre-contract costs are expensed as incurred.

        Long-Lived Assets.    Long-lived assets, such as property, plant and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. We group long-lived assets by legal entity for purposes of recognition and measurement of an impairment loss as this is the lowest level for which cash flows are independent.

        Goodwill and Other Intangible Assets.    We test goodwill and trade names for impairment on an annual basis, as of October 1, and when events or changes in circumstances indicate the fair value of a reporting unit with goodwill has been reduced below the carrying value of the net assets of the reporting unit in accordance with ASC 350—Intangibles—Goodwill and Other, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset.

        We determine fair values for each of the reporting units using a combination of income and market approaches. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each reporting unit. We also use three market approaches to estimate the fair value of our reporting units utilizing comparative market multiples in the valuation estimates. While the income approach has the advantage of utilizing more company specific information, the market approaches have the advantage of capturing market-based transaction pricing. Estimated fair value of all of our reporting units from each approach often results in a premium over our market capitalization, commonly referred to as a control premium. Assessing the acceptable control premium percentage requires judgment and is impacted by external factors such as observed control premiums from comparable transactions derived from the prices paid on recent publicly disclosed acquisitions in our industry.

        Our indefinite-lived intangible assets consist of our WIS Group, Koontz-Wagner, TOG, Hetsco and IBI Power trade names, although we divested of certain of these businesses after the date of this report. See "Explanatory Note—Subsequent Events." We determine the fair value of our trade names using the relief from royalty method. Under that method, the fair value of each trade name is determined by calculating the present value of the after tax cost savings associated with owning the assets and therefore not having to pay royalties for its use for the remainder of its estimated useful life.

        The results of our step one test indicated that the carrying value of four of our five reporting units exceeded their fair values as of September 30, 2015. Accordingly, we performed the second step test and concluded that the associated goodwill and trade names were impaired. Impairment of $47.2 million was recorded, consisting of $37.6 million of goodwill impairment and $9.6 million of impairment of trade names. Of the $47.2 million impairment, $23.9 million was recorded in our Mechanical Solutions segment, $19.1 million was recorded in our Electrical Solutions segment and $4.2 million was recorded in our Services segment.

        Estimating the fair value of reporting units and trade names requires the use of estimates and significant judgments that are based on a number of factors including current and historical actual operating results, balance sheet carrying values, our most recent forecasts and other relevant quantitative and qualitative information. If current or expected conditions deteriorate, it is reasonably possible that the judgments and estimates described above could change in future periods and result in impairment charges.

        Income Taxes.    We account for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. We measure deferred tax assets and liabilities using enacted tax rates expected to be applied to taxable income in the years in which those differences are expected to be recovered or settled. We recognize income as a result of changes in tax rates on deferred tax assets and liabilities in the period that includes the enactment date.

        Under ASC 740—Income Taxes ("ASC 740"), the FASB requires companies to assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available positive and negative evidence and utilizing a "more likely than not" standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company's current or previous operating history is given more weight than its future outlook, although we do consider future taxable income projections, ongoing tax planning strategies and the limitation on the use of carryforward losses in determining valuation allowance needs. We establish valuation allowances for our deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

        During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We recognize the tax benefit from uncertain tax positions only if it is more likely than not to be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. We believe that our benefits and accruals recognized are appropriate for all open audit years based on our assessment of many factors, including past experience and interpretation of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. To the extent that the final tax outcome of these matters is determined to be different than the amounts recorded, those differences will impact income tax expense in the period in which the determination is made.

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

        Insurance.    We self-insure a portion of our risk for health benefits and workers' compensation up to certain policy limits. We maintain insurance coverage for other business risks, including general liability insurance. We retain exposure to potential losses based on deductibles, coverage limits, and self-insured retentions. We charged approximately $8.6 million, $10.0 million and $7.8 million as an expense during the years ended December 31, 2015, 2014 and 2013, respectively, for health benefits, general liability and workers' compensation claims incurred and related insurance premiums for excess claim coverage for continuing operations. Our reserves as of December 31, 2015 and 2014 consisted of estimated amounts unpaid for reported and unreported claims incurred. Our accrual for all self-insured risk retention as of December 31, 2015 and 2014 was $0.6 million and $0.5 million, respectively. As of December 31, 2015 and 2014, we had $2.6 million and $2.9 million, respectively, in letters of credit outstanding as security for possible workers' compensation claims.

        Recent Accounting Guidance.    In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," which provides new guidance for revenues recognized from contracts with customers, and will replace the existing revenue recognition guidance. ASU No. 2014-09 requires that revenue is recognized at an amount the company is entitled to upon transferring control of goods or services to customers, as opposed to when risks and rewards transfer to a customer. In July 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which deferred the effective date of ASU No. 2014-09 by one year, making it effective for the interim reporting periods within the annual reporting period beginning after December 15, 2017, or January 1, 2018. This standard may be applied retrospectively to all prior periods presented, or retrospectively with a cumulative adjustment to retained earnings in the year of adoption. We are currently evaluating the adoption method and the impact that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

        The FASB has issued several additional ASUs to provide implementation guidance on ASU No. 2015-14, including ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)" issued in March 2016 and ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing" issued in April 2016. We will consider this guidance in evaluating the impact of ASU 2014-09.

        In June 2014, the FASB issued ASU 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period" ("ASU 2014-12"). The FASB issued ASU 2014-12 to clarify that a performance target in a share-based compensation award that could be achieved after an employee completes the requisite service period should be treated as a performance condition that affects the vesting of the award. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for the Company for fiscal year 2016, and early adoption is permitted. We do not believe the adoption of this update will have a material impact on our financial statements.

        In August 2014, the FASB issued ASU 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" ("ASU 2014-15"). ASU 2014-15 requires an entity's management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). When conditions or events raise substantial doubts about an entity's ability to continue as a going concern, management shall disclose: (i) the principal conditions or events that raise substantial doubt about the entity's ability to continue as a going concern; (ii) management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations; and (iii) management's plans that are intended to mitigate the conditions or events and whether or not those plans alleviate the substantial doubt about the entity's ability to continue as a going concern. ASU 2014-15 is effective for the Company for fiscal year 2016. We did not elect to early adopt. We are currently evaluating the impact of this update will have on our financial statement disclosures.

        In April 2015, the FASB issued ASU 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to the adoption of ASU 2015-03, debt issuance costs were recognized as assets on the balance sheet. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015 and early adoption is permitted. In August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements ("ASU 2015-15"). ASU 2015-15 clarifies that the SEC would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset on the balance sheet. The adoption of ASU 2015-03 and ASU 2015-15 will not impact our financial statements, as our current debt is a line-of-credit.

        In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." The new guidance requires inventory accounted for using the average cost or first-in first-out method ("FIFO") to be measured at the lower of cost or net realizable value, replacing the current requirement to value inventory at the lower of cost or market. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective beginning with the Company's fiscal year 2018 and should be applied prospectively, with earlier application permitted. The Company does not expect that ASU No. 2015-11 will have a material impact on its financial statements.

        In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). The main difference between the current requirement under GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. ASU 2016-02 must be adopted using a modified retrospective transition, and provides for certain practical expedients. We are currently assessing the potential impact of ASU 2016-02 on our consolidated financial condition and results of operations upon adoption.

        In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). This update simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. If early adopted, an entity must adopt all of the amendments during the same period. We are evaluating the potential impact of ASU 2016-09 on our consolidated financial statements.

  Financial Results

        Consolidated financial operating information for the most recent three years is summarized below. This information, as well as the selected financial data provided in "Part II—Item 6. Selected Financial Data (Restated)" and our consolidated financial statements and related notes included in this Form 10-K, should be referred to when reading our discussion and analysis of results of operations below.

	Years Ended December 31,
($ in thousands)	2015	2014 (as restated)	2013 (as restated)
Revenue	$589,003	$539,053	$465,914
Cost of revenue	536,406	465,719	385,104

Gross profit	52,597	73,334	80,810
Selling and marketing expenses	12,130	10,045	9,226
General and administrative expenses	55,086	58,747	56,770
Restatement expenses	14,385	—	—
Impairment expense	47,755	—	—
Bargain purchase gain	(3,168)	—	—
Depreciation and amortization expense(1)	8,602	8,326	6,829

Total operating expenses	134,790	77,118	72,825
Operating (loss) income	(82,193)	(3,784)	7,985
Interest expense, net	4,484	1,820	893
Foreign currency gain	(1,014)	(65)	(199)
Other (income) expense, net	12	34	(28)

(Loss) Income from continuing operations before income tax	(85,675)	(5,573)	7,319
Income tax expense (benefit)	(6,946)	41,661	(1,840)

(Loss) Income from continuing operations	(78,729)	(47,234)	9,159
Discontinued operations:
(Loss) Income from discontinued operations, net of tax	—	(1)	279
Loss on disposal, net of tax	—	—	—

(Loss) Income from discontinued operations	—	(1)	279
Net (loss) income	$(78,729)	$(47,235)	$9,438

(1)
Excludes depreciation and amortization expense for the years ended December 31, 2015, 2014 and 2013 of $2.5 million, $1.6 million and $1.4 million included in cost of revenue, respectively.

Backlog

        Our backlog consists of firm orders or blanket authorizations from our customers. Backlog may vary significantly from reporting period to reporting period due to the timing of customer commitments. The time between receipt of an order and actual completion, or delivery, of our products varies from a few weeks, in the case of inventoried precision parts, to a year or more, in the case of custom-designed gas turbine products, SCR systems and other major plant components.

        We add a booking to our backlog for Mechanical Solutions segment and Electrical Solutions segment orders when we receive a purchase order or other written contractual commitment from a customer. We reduce backlog for those segments as revenue is recognized, or upon cancellation.

        The services we provide through our Services segment are typically carried out under construction contracts, long-term maintenance contracts and master service agreements. Upon signing a multi-year maintenance contract with a customer for services, we add only the first twelve months of work that we expect to perform under the contract to our backlog. Revenue estimates included in our backlog can be subject to change as a result of project accelerations, cancellations or delays due to various factors, including, but not limited to, the customer's budgetary constraints and adverse weather. These factors can also cause revenue amounts to be realized in different periods and at levels other than those originally projected. Additional work that is not identified under the original contract is added to our backlog when we reach an agreement with the customer as to the scope and pricing of that additional work. Capital project awards are typically defined in terms of scope and pricing at the time of a contractual commitment from the customer. Upon receipt of a customer commitment, we add capital project bookings to our backlog at full contract value, regardless of the time frame anticipated to complete the project. Maintenance services and capital project bookings are removed from our backlog as work is performed and revenue is recognized, or upon cancellation.

        Backlog is not a measure defined by GAAP, and our methodology for determining backlog may vary from the methodology used by other companies in determining their backlog amounts. Backlog may not be indicative of future operating results and projects in our backlog may be cancelled, modified or otherwise altered by our customers.

        The following table shows our backlog, by segment, as of December 31, 2015, 2014 and 2013:

	Backlog as of December 31,
($ in thousands)	2015	2014	2013
Mechanical Solutions	$62,187	$89,932	$118,122
Electrical Solutions	64,103	63,772	60,265
Services	132,671	231,534	214,662

Total	$258,961	$385,238	$393,049

        Mechanical Solutions Segment.    Our Mechanical Solutions backlog as of December 31, 2015 decreased $27.7 million from December 31, 2014. After the carryforward effect on backlog of the general industry decline in orders in 2014, our company specific issues compounded the negative impact in 2015. Due to product quality and on-time delivery issues in prior periods, we only booked $5.3 million of new inlet system orders from two of our major OEM customers in the United States in 2015. A decision in late 2014 to move to a matrix organizational structure within our products businesses created further disruption, and the reorganization was abandoned in the second quarter of 2015. Nevertheless, 2015 operating performance was substantially impacted by the disruption, as were year-end 2015 backlog and orders.

        Our Mechanical Solutions backlog as of December 31, 2014 decreased $28.2 million as a result of an industry wide decline in OEM gas turbine order volume and product quality and on-time delivery issues in prior periods with two of our major OEM customers in the United States. In 2014, the number of gas turbine orders received by original equipment manufacturers was down over the previous five-year average.

        Electrical Solutions Segment.    Our Electrical Solutions backlog as of December 31, 2015 increased $0.3 million from December 31, 2014 primarily because of $4.9 million of backlog acquired in our acquisition of the Siemens' eHouse manufacturing operations in February 2015 remaining in backlog as of the end of the year, mostly offset by normal differences in the timing of the inflows and outflows of backlog.

        Our Electrical Solutions segment backlog as of December 31, 2014 increased by $3.5 million from December 31, 2013 primarily because of the operating inefficiencies we experienced at our

Chattanooga plant beginning in the third quarter of 2014 which adversely impacted our ability to complete and ship units. Under completed contract accounting, we were unable to recognize revenue in 2014 and thus, certain units, including a multi-unit generator enclosure order for which we had anticipated recognizing $4.4 million of revenue in 2014, remained in our backlog until 2015.

        Services Segment.    Our Services segment backlog decrease as of December 31, 2015 was primarily due to the loss of a significant maintenance and modification contract that adversely impacted our fourth quarter 2015 results. Additionally, the completion of a large fixed price project and the timing of a scheduled nuclear outage contributed to the decline in backlog.

        Our Services segment backlog increase at December 31, 2014 compared with the same period in 2013 was primarily due to the timing of a maintenance and modification contract outage. This customer schedules outages on an 18-month cycle, which contributed approximately $20.0 million of backlog.

Year ended December 31, 2015 compared with year ended December 31, 2014

Revenue

			Variance
($ in thousands)	2015	2014	$	%
		(as restated)
Mechanical Solutions	$122,593	$145,910	(23,317)	(16.0)
Electrical Solutions	93,057	77,280	15,777	20.4
Services	373,353	315,863	57,490	18.2

Total	$589,003	$539,053	49,950	9.3

        Mechanical Solutions Segment.    Revenue from Mechanical Solutions decreased by $23.3 million to $122.6 million, largely as a result of fewer orders from two of our major OEM customers in the U.S. We believe that the reduction in orders by the two OEM customers was the result of certain product quality and on-time delivery issues. We expect the negative impact of this will continue to affect Mechanical Solutions until we re-establish a record of consistently producing quality products that we deliver on time. In addition to the lower volume, the strengthening of the U.S. dollar versus the Euro throughout 2015 resulted in a $5.4 million decrease in U.S. dollar revenue from our European operations. We also recorded contractual liquidated damages due to late deliveries, which we recognize as a reduction in revenue, of $3.9 million in 2015, up $2.7 million over 2014.

        Electrical Solutions Segment.    Revenue from Electrical Solutions increased by $15.8 million, or 20.4%, to $93.1 million. This increase resulted primarily from our resolution of operational inefficiencies at our Chattanooga plant that had been adversely affecting our ability to complete and ship units and our acquisition of the Siemens' eHouse manufacturing operations in February 2015 which provided incremental revenue of $13.4 million. The resolution of those issues in the second quarter of 2015 allowed us to ship additional units and recognize the corresponding revenue in 2015. The projects completed at our Chattanooga plant in 2015 included two multi-unit generator enclosure orders, which totaled $9.9 million of revenue.

        Services Segment.    Revenue from our Services segment increased by $57.5 million, or 18.2%, to $373.4 million in fiscal year 2015 compared with $315.9 million in fiscal year 2014. The primary drivers of the increase were $74.4 million in incremental revenue associated with construction and support services at a new build nuclear site, the timing of a maintenance and modification customer's outage schedule and additional projects with a specific customer. Partially offsetting the increase was a $19.0 million decline in revenue from the non-renewal by a customer of a maintenance and modification contract.

Revenue by Destination Shipped or Services Performed

  Mechanical Solutions Segment:

			Variance
($ in thousands)	2015	2014	$	%
		(as restated)
United States	$47,482	$59,425	(11,943)	(20.1)
Canada	3,362	3,239	123	3.8
Europe	3,716	12,683	(8,967)	(70.7)
Mexico	3,151	675	2,476	366.8
Asia	25,422	17,109	8,313	48.6
Middle East	32,510	35,333	(2,823)	(8.0)
South America	498	3,404	(2,906)	(85.4)
Other	6,452	14,042	(7,590)	(54.0)

Total	$122,593	$145,910	(23,317)	(16.0)

        Sales by region varies from year to year due to the size and timing of customer projects, mix among product categories, and competition.

  Electrical Solutions Segment:

			Variance
($ in thousands)	2015	2014	$	%
		(as restated)
United States	$79,164	$70,847	8,317	11.7
Canada	3,834	1,089	2,745	252.1
Europe	—	—	—	—
Mexico	3,550	1,000	2,550	255.0
Asia	1,776	156	1,620	NM
Middle East	2,997	3,136	(139)	(4.4)
South America	1,483	256	1,227	479.3
Other	253	796	(543)	(68.2)

Total	$93,057	$77,280	15,777	20.4

        The vast majority of Electrical Solutions' revenue is generated in the U.S. The remainder varies from year to year due to the size and timing of customer projects.

  Services Segment:

			Variance
($ in thousands)	2015	2014	$	%
		(as restated)
United States	$371,365	$313,967	57,398	18.3
Canada	400	339	61	18.0
Europe	—	—	—	—
Mexico	252	—	252	100.0
Asia	575	247	328	132.8
Middle East	39	186	(147)	(79.0)
South America	687	170	517	304.1
Other	35	954	(919)	(96.3)

Total	$373,353	$315,863	57,490	18.2

        The majority of Services revenue is generated in the U.S. and is related to services work performed for operators of nuclear and fossil-fuel-powered generation facilities and other process and industrial operations. Non-U.S. based revenue was relatively flat on a year-over-year basis and was all derived from our Hetsco business. Subsequent to the date of this report, we sold our Hetsco business, and therefore no longer complete work in the Services segment outside of the U.S. For additional information, see "Explanatory Note—Subsequent Events."

Gross Profit / Margin %

			Variance
($ in thousands)	2015	2014	$	%
		(as restated)
Mechanical Solutions	$8,740	$23,141	(14,401)	(62.2)
Gross Margin %	7.1%	15.9%
Electrical Solutions	(985)	4,983	(5,968)	(119.8)
Gross Margin %	(1.1)%	6.4%
Services	44,842	45,210	(368)	(0.8)
Gross Margin %	12.0%	14.3%

Total	$52,597	$73,334	(20,737)	(28.3)

Gross Margin %	8.9%	13.6%

        Mechanical Solutions Segment.    Gross profit from Mechanical Solutions decreased by $14.4 million on a $23.3 million decrease in revenue. Compounding the impact of lower revenue, we lowered our bid margins to address competitive pressure and also encountered operational inefficiencies, particularly in our Braden U.S. operations. The cumulative effect was a full year gross margin percentage decrease from 15.9% to 7.1% for the operating unit. Also as a result of those factors, we accrued negative margins of $3.8 million related to contracts that were not complete as of December 31, 2015, but which we estimated would result in losses. Warranty expense also increased by $0.5 million as a result of certain quality issues.

        Electrical Solutions Segment.    Gross profit from Electrical Solutions decreased by $6.0 million, while revenue increased by $15.8 million, as a result of the effects of operating inefficiencies at our Chattanooga plant and start-up inefficiencies at our Houston plant. Although we recognized $9.9 million of revenue related to two significant multi-unit generator enclosure orders, those orders resulted in a combined loss of $1.7 million in 2015 due to the challenges of a new product design combined with the overall effects from operational inefficiencies at our Chattanooga plant. We also recorded negative margins of $1.4 million on contracts with no related revenue either due to estimated loss contracts or contract cancellations but which we estimated would result in losses. In addition, warranty expense increased by $2.8 million.

        Services Segment.    Gross profit in our Services segment decreased by $0.4 million, or 0.8%, to $44.8 million in our fiscal year 2015 compared with $45.2 million in our fiscal year 2014. An increase of $7.3 million in gross profit resulted from services at a new build nuclear site, non-recurring projects and an incremental nuclear outage project. This was offset by a $7.9 million decrease in gross profit from a short-term non-recurring fixed price nuclear project and the non-renewal by a customer of a maintenance and modification contract.

Operating Expenses

			Variance
($ in thousands)	2015	2014	$	%
		(as restated)
Selling and Marketing Expenses	$12,130	$10,045	2,085	20.8
General and Administrative Expenses	55,086	58,747	(3,661)	(6.2)
Restatement Expenses	14,385	—	14,385	100.0
Impairment Expenses	47,755	—	47,755	100.0
Bargain Purchase Gain	(3,168)	—	(3,168)	(100.0)
Depreciation and Amortization Expenses(1)	8,602	8,326	276	3.3

Total	$134,790	$77,118	57,672	74.8

(1)
Excludes depreciation and amortization expense for the years ended December 31, 2015 and 2014 of $2.5 million and $1.6 million included in cost of revenue, respectively.

        Selling and Marketing Expenses.    Consolidated selling and marketing expenses include the costs associated with selling and marketing our products and services. Major components of these costs are personnel, sales commissions, sales promotion, advertising, literature, bidding, estimating and trade shows. Consolidated selling and marketing expenses increased by $2.1 million year-over-year to $12.1 million, or 2.1% of revenue. This compares with selling and marketing expenses of 1.9% of revenue in 2014. Higher selling and marketing expenses in 2015 were attributable to approximately $1.0 million in increased compensation expense caused by temporary increases in Mechanical Solutions sales efforts in an attempt to stem revenue declines. In addition, bad debt expense increased approximately $1.0 million. Sales staffing was subsequently reduced.

        General and Administrative Expenses.    Consolidated general and administrative expenses include the costs associated with conducting our business, including general management, compensation and benefits of employees, officers and directors that are not direct costs of active projects, legal and professional fees and other general expenses, but not expenses incurred in connection with the restatement of our historical financial results and related matters. Lower consolidated general and administrative expenses of $3.7 million year-over-year were primarily the result of $4.4 million lower incentive compensation expense and $0.7 million of losses from the disposal of fixed assets in 2014 that did not occur in 2015. The decreases were partially offset by approximately $1.4 million increase in salary expenses.

        Restatement Expenses.    In 2015, we incurred approximately $14.4 million of expenses relating to the restatement of our historical financial results. We did not incur such expenses in 2014. We expect to incur additional expenses relating to the restatement in 2016 and 2017. The restatement expenses primarily consisted of fees for legal and accounting services.

        Impairment Expenses.    Impairment expenses consist of a charge for the excess of fair value of goodwill, other indefinite-lived intangibles and fixed assets over the carrying values. During 2015, our common stock traded at a market price that was lower than its book value for a prolonged period. As a result, we recorded a non-cash charge of approximately $47.2 million for the impairment of goodwill and trade names in the third quarter of 2015, consisting of goodwill impairment of approximately $37.6 million and $9.6 million of indefinite-lived intangibles impairment. We also recorded impairment of approximately $0.6 million on one of our manufacturing facilities in 2015. We did not record any impairment charges in 2014. For additional information, see "Part I—Item 1A. Risk Factors" and "Note 8—Goodwill and Other Intangible Assets" to our consolidated financial statements.

        Bargain Purchase Gain.    We recognized a bargain purchase gain of approximately $3.2 million on the acquisition of the Siemens eHouse manufacturing operations. The bargain purchase was primarily the result of divesture by Seimens outside their core business and is included in our Electrical Solutions segment since acquisition.

        Depreciation and Amortization Expenses.    Depreciation and amortization expenses consist primarily of depreciation of fixed assets and amortization of definite-lived intangible assets; they exclude amounts included in cost of revenue. Depreciation and amortization expense increased by approximately $0.3 million in 2015 as a result of additional expense related to fixed assets depreciation and intangibles amortization for the Siemens' eHouse manufacturing operations, which we acquired in February 2015.

Operating Income (Loss)

			Variance
($ in thousands)	2015	2014	$	%
		(as restated)
Mechanical Solutions	$(32,997)	$5,116	(38,113)	(745.0)
Electrical Solutions	(27,542)	(3,623)	(23,919)	(660.2)
Services	12,217	16,080	(3,863)	(24.0)
Corporate	(33,871)	(21,357)	(12,514)	(58.6)

Total	$(82,193)	$(3,784)	(78,409)	NM

        Mechanical Solutions Segment.    Operating income for our Mechanical Solutions segment decreased due to the $14.4 million reduction in gross profit, and $23.9 million of impairment expense related to goodwill and other intangible assets.

        Electrical Solutions Segment.    Operating loss for our Electrical Solutions segment increased due to the $6.0 million reduction in gross profit, $19.1 million of impairment expense related to goodwill and other intangible assets and $0.4 million of acquisition expenses related to the Siemens' eHouse manufacturing operations acquisition. The decline in operating income was partially offset by the $3.2 million bargain purchase gain that we recorded in connection with our acquisition of the Siemens' eHouse manufacturing operations. Excluding those significant non-recurring items, operating expenses increased by $1.6 million, including a $0.6 million increase in bad debt expense.

        Services Segment.    Operating income for our Services segment was lower in 2015 primarily because of $4.2 million of impairment charges relating to goodwill and trade names.

        Corporate.    Expenses associated with the Corporate operations are recognized in Corporate income (loss). The Corporate segment recognized an operating loss of $33.9 million in 2015 compared with a loss of $21.4 million in 2014. The higher expense was primarily due to the approximately $14.4 million of expenses related to the restatement of our historical financial statements.

Other Expense (Income)

			Variance
($ in thousands)	2015	2014	$	%
		(as restated)
Interest expense, net	$4,484	$1,820	2,664	146.4
Foreign currency (gain) loss	(1,014)	(65)	(949)	NM
Other (income) expense	12	34	(22)	(64.7)

Total other expense (income)	3,482	1,789	1,693	94.6

        Total other expense increased by approximately $1.7 million, or 94.6%, to $3.5 million in fiscal year 2015 compared with $1.8 million in fiscal year 2014. The increase was attributable to a $2.7 million increase in interest expense in 2015, which was the result of a higher average outstanding debt balance in 2015 of approximately $57.5 million compared with an average outstanding debt balance in 2014 of approximately $34.0 million and higher average interest rates. For both fiscal years, the gain on currency translation was largely driven by changes in the exchange rates of the Euro and the Peso relative to the U.S. dollar.

Income Tax Expense (Benefit)

			Variance
($ in thousands)	2015	2014	$	%
		(as restated)
Income tax expense (benefit)	$(6,946)	$41,661	(48,607)	(116.7)

        We recorded an income tax benefit in 2015 of $6.9 million compared to an income tax expense of $41.7 million in 2014. Our effective tax rates were 8.1% and (747.6)% for the years ended December 31, 2015 and December 31, 2014, respectively.

        As of December 31, 2014, we determined that, with the restated pre-tax losses generated by the U.S. and certain foreign business operations, specifically the restated pre-tax losses generated in the current and preceding two years, the weight of the objective and verifiable negative evidence clearly indicated in the fourth fiscal quarter that a valuation allowance against all of our U.S. and certain foreign deferred tax assets was necessary. As a result, additional valuation allowances of $44.9 million were recorded against the gross deferred tax asset balances as of December 31, 2014, which allowances were also the primary reason that the effective tax rate for 2014 differed from the statutory rate. As of December 31, 2015, we had a full valuation allowance against the U.S. and certain foreign deferred tax assets.

        The decrease in income tax expense during 2015 related primarily to a reduction in valuation allowances resulting from deferred tax liabilities created through the impairment of indefinite-lived intangibles and bargain purchase gain during the year ended December 31, 2015 that were used to offset deferred tax assets.

        Our ability to use our deferred tax assets is subject to volatility and could be adversely affected by earnings differing materially from our projections, changes in the valuation of our deferred tax assets and liabilities, expiration of or lapses in tax credits, changes in ownership as defined by Section 382 of Code and outcomes as a result of tax examinations or by changes in tax laws, regulations and accounting principles. As a result, our income tax provisions are also subject to volatility from these changes, as well as from changes in accounting for uncertain tax positions, or interpretations thereof.

As a result of our federal and state net operating loss carryforwards, we are not anticipating any significant current tax expense resulting from our operations in the U.S. or China over the next few years. We are expecting to continue to generate current tax expense from our foreign operations, predominately our European operations, which are subject to a tax rate of approximately 25%.

Year ended December 31, 2014 compared with year ended December 31, 2013

Revenue

			Variance
($ in thousands)	2014	2013	$	%
	(as restated)	(as restated)
Mechanical Solutions	$145,910	$141,060	4,850	3.4
Electrical Solutions	77,280	48,830	28,450	58.3
Services	315,863	276,024	39,839	14.4

Total	$539,053	$465,914	73,139	15.7

        Mechanical Solutions Segment.    Revenue from Mechanical Solutions increased by $4.9 million to $145.9 million. There were three multi-unit projects for which we recognized $25.9 million of revenue in 2014; however, that increase was substantially offset by the normal fluctuations in the timing and magnitude of our contracts.

        Electrical Solutions Segment.    Revenue from Electrical Solutions increased by $28.4 million to $77.3 million, primarily as a result of including a full year of IBI revenue in 2014, which contributed $20.0 million to the increase. We acquired IBI in July 2013.

        Services Segment.    Higher revenue was the result of $23.3 million in revenue from a non-recurring nuclear project. In addition, we recognized a full year of revenue in 2014 from the acquisition of Hetsco, which added $15.4 million for the year. Hetsco was acquired on April 30, 2013, and, subsequent to the date of this Form 10-K, we sold our Hetsco business. For additional information, see "Explanatory Note—Subsequent Events."

Revenue by Destination Shipped or Services Performed

  Mechanical Solutions Segment:

			Variance
($ in thousands)	2014	2013	$	%
	(as restated)	(as restated)
United States	$59,425	$49,784	9,641	19.4
Canada	3,239	1,832	1,407	76.8
Europe	12,683	10,011	2,672	26.7
Mexico	675	2,491	(1,816)	(72.9)
Asia	17,109	24,839	(7,730)	(31.1)
Middle East	35,333	28,588	6,745	23.6
South America	3,404	14,256	(10,852)	(76.1)
Other	14,042	9,259	4,783	51.7

Total	$145,910	$141,060	4,850	3.4

        Sales by region varies from year to year due to the size and timing of customer projects, mix among product categories, and competition.

  Electrical Solutions Segment:

			Variance
($ in thousands)	2014	2013	$	%
	(as restated)	(as restated)
United States	$70,847	$35,219	35,628	101.2
Canada	1,089	1,654	(565)	(34.2)
Europe	—	391	(391)	(100.0)
Mexico	1,000	1,089	(89)	(8.2)
Asia	156	691	(535)	(77.4)
Middle East	3,136	5,842	(2,706)	(46.3)
South America	256	3,931	(3,675)	(93.5)
Other	796	13	783	NM

Total	$77,280	$48,830	28,450	58.3

        The vast majority of Electrical Solutions' revenue is generated in the U.S. The remainder varies from year to year due to the size and timing of customer projects.

  Services Segment:

			Variance
($ in thousands)	2014	2013	$	%
	(as restated)	(as restated)
United States	$313,967	$275,317	38,650	14.0
Canada	339	77	262	340.3
Asia	247	176	71	40.3
Middle East	186	188	(2)	(1.1)
South America	170	—	170	100.0
Other	954	266	688	258.6

Total	$315,863	$276,024	39,839	14.4

        The majority of Services revenue is generated in the U.S. and is related to services work performed for operators of nuclear and fossil-fuel-powered generation facilities. Higher revenue in the U.S. was primarily due to incremental services performed for nuclear power facilities. Increases in non-U.S. based revenue was all derived from owning our Hetsco business for the full year of 2014. Subsequent to the date of this report, we sold our Hetsco business, and therefore no longer perform services outside the United States. For additional information, see "Explanatory Note—Subsequent Events."

Gross Profit / Margin %

			Variance
($ in thousands)	2014	2013	$	%
	(as restated)	(as restated)
Mechanical Solutions	$23,141	$34,325	(11,184)	(32.6)
Gross Margin %	15.9%	24.3%
Electrical Solutions	4,983	8,792	(3,809)	(43.3)
Gross Margin %	6.4%	18.0%
Services	45,210	37,693	7,517	19.9
Gross Margin %	14.3%	13.7%

Total	$73,334	$80,810	(7,476)	(9.3)

Gross Margin %	13.6%	17.3%

        Mechanical Solutions Segment.    Gross profit from Mechanical Solutions decreased $11.2 million on higher revenue, resulting in a full year gross margin percentage decrease from 24.3% to 15.9%. The decline was primarily related to sustained operational inefficiencies on several large projects and a $1.5 million increase in warranty expense.

        Electrical Solutions Segment.    Gross profit from Electrical Solutions decreased $3.8 million on higher revenue, resulting in a full year gross margin percentage decreased from 18.0% to 6.4%. In addition to overall lower margins, we recorded negative margins of $1.0 million on contracts with no related revenue either due to estimated loss contracts or contract cancellations. The lower margins and estimated losses on contracts were largely a result of major operational issues, including labor inefficiencies, at our Chattanooga plant beginning in the third quarter of 2014, which resulted in significant cost overruns.

        Services Segment.    The increase in our Services segment gross profit during the year ended December 31, 2014 was primarily due to a non-recurring fixed price nuclear project combined with $4.8 million of incremental gross profit from the full year of activity resulting from the Hetsco acquisition compared with a partial year in 2013. Subsequent to the date of this Form 10-K, we sold our Hetsco business. For additional information, see "Explanatory Note—Subsequent Events."

Operating Expenses

			Variance
($ in thousands)	2014	2013	$	%
	(as restated)	(as restated)
Selling and Marketing Expenses	$10,045	$9,226	819	8.9
General and Administrative Expenses	58,747	56,770	1,977	3.5
Depreciation and Amortization Expenses(1)	8,326	6,829	1,497	21.9

Total	$77,118	$72,825	4,293	5.9

(1)
Excludes depreciation and amortization expense for the years ended December 31, 2014 and 2013 of $1.6 million and $1.4 million included in cost of revenue, respectively.

        Selling and Marketing Expenses.    Consolidated selling and marketing expenses increased approximately $0.8 million during fiscal year 2014, primarily due to higher selling commissions of $0.7 million. The remaining increase resulted from expenses related to bid and proposal activity.

        General and Administrative Expenses.    Consolidated general and administrative expenses increased by $2.0 million during fiscal year 2014, primarily due to an increase in salaries and benefits of approximately $6.7 million. This increase was primarily attributable to increased costs of a reorganization associated with the Services segment being divided into two reportable segments, each with its own president and increased bonuses due to meeting targets in 2014 as compared to 2013. Travel and entertainment also increased approximately $0.6 million. Offsetting the increases was a $4.9 million decrease in expenses related to acquisition activities and a decrease of $1.0 million in stock-based compensation.

        Depreciation and Amortization Expenses.    Depreciation and amortization expenses increased $1.2 million as a result of a full year of amortization in 2014 from the intangible assets acquired in connection with our 2013 acquisitions of IBI and Hetsco, while the remaining increase was due to the depreciation of the fixed assets acquired. Subsequent to the date of this Form 10-K, we sold our Hetsco business. For additional information, see "Explanatory Note—Subsequent Events."

Operating Income (Loss)

			Variance
($ in thousands)	2014	2013	$	%
	(as restated)	(as restated)
Mechanical Solutions	$5,116	$17,056	(11,940)	(70.0)
Electrical Solutions	(3,623)	(2,711)	(912)	(33.6)
Services	16,080	13,625	2,455	18.0
Corporate	(21,357)	(19,985)	(1,372)	(6.9)

Total	$(3,784)	$7,985	(11,769)	(147.4)

        Mechanical Solutions Segment.    The decline in operating income for Mechanical Solutions was the result of an $11.2 million decrease in gross profit along with a $0.7 million increase in operating expenses.

        Electrical Solutions Segment.    The increase in the operating loss for Mechanical Solutions was the result of a $3.8 million decrease in gross profit, which was partially offset by a $2.9 million reduction in operating expenses. Lower operating expenses reflect the non-recurrence of $2.5 million of expenses related to the 2013 IBI acquisition.

        Services Segment.    Higher operating income for Services was primarily the result of higher gross profit from a non-recurring project, somewhat offset by higher operating expenses.

        Corporate.    Operating loss increased $1.4 million, or 6.9%, to $21.4 million for the year ended December 31, 2014 compared with the year ended December 31, 2013, primarily due to an increase in bonuses.

Other Expense (Income)

			Variance
($ in thousands)	2014	2013	$	%
	(as restated)	(as restated)
Interest expense, net	$1,820	$893	927	103.8
Foreign currency (gain) loss	(65)	(199)	134	67.3
Other (income) expense	34	(28)	62	221.4

Total other expense (income)	$1,789	$666	1,123	168.6

        Other expense increased by $1.1 million, or 168.6%, to $1.8 million in fiscal year 2014 compared with $0.7 million in fiscal year 2013, primarily due to an increase in net interest expense of approximately $0.9 million. The increase in interest expense was due to a higher average outstanding debt balance in 2014 of approximately $34.0 million compared with average outstanding debt balance of approximately $11.5 million in 2013. The changes in currency translation were primarily driven by changes in the exchange rates of the Euro and the Peso relative to the U.S. dollar.

Income Tax Expense (Benefit)

			Variance
($ in thousands)	2014	2013	$	%
	(as restated)	(as restated)
Income tax expense (benefit)	$41,661	$(1,840)	43,501	NM

        We recorded an income tax expense from continuing operations in the year ended December 31, 2014 of $41.7 million, and an income tax benefit in the year ended December 31, 2013 of $1.8 million. Our effective tax rates were (747.6)% and (25.1)% for the years ended December 31, 2014 and December 31, 2013, respectively.

        The increase in income tax expense in the year ended December 31, 2014 predominantly resulted from recording a full valuation allowance against our deferred tax assets in the fourth quarter of 2014 because of the restated pre-tax losses generated in the current and preceding two years, which reversed the $4.6 million of valuation allowance release from our foreign tax credits in December 31, 2013 that was calculated on estimates of future projections of U.S. and foreign source income available at that time.

        Our expected effective income tax rate is volatile and may fluctuate with changes in, among other items, operating income, the change in the jurisdictional composition of earnings, and changes in the tax laws and regulations of the United States and foreign jurisdictions in which we operate.

Income (Loss) from Discontinued Operations, Net of Tax

			Variance
($ in thousands)	2014	2013	$	%
	(as restated)	(as restated)
(Loss) Income from discontinued operations, net of tax	$(1)	$279	(280)	100.4

        Income from discontinued operations, net of tax, during fiscal years 2014 and 2013 was the result of our August 31, 2011 divestiture of the Deltak business unit. Income from discontinued operations, net of tax, in 2013 consisted primarily of the expiration of warranty periods, partially offset by costs incurred on the wind-down of in-process contracts and legal and professional expenses. The warranty periods expired in 2014.

Three months ended March 31, 2015 compared with three months ended March 31, 2014

Revenue

	Three Months Ended March 31,		Variance
($ in thousands)	2015	2014	$	%
		(as restated)
Mechanical Solutions	$30,860	$37,754	(6,894)	(18.3)
Electrical Solutions	14,925	22,291	(7,366)	(33.0)
Services	100,356	65,951	34,405	52.2

Total	$146,141	$125,996	20,145	16.0

        Mechanical Solutions Segment.    The $6.9 million decrease in our Mechanical Solutions revenue resulted from two large non-recurring European projects which contributed $5.9 million of revenue in 2014. Additionally, the strengthening of the U.S. dollar versus the Euro in the first quarter of 2015 resulted in a $1.6 million decrease in U.S. dollar revenue from our European operations.

        Electrical Solutions Segment.    The $7.4 million decrease in our Electrical Solutions revenue was due in large part to continued operational inefficiencies at our Chattanooga plant during the first quarter of 2015, which adversely affected our ability to complete and ship units, and which, under completed contract accounting, is directly tied to our ability to recognize revenue.

        Services Segment.    Higher revenue for Services in the three months ended March 31, 2015 was driven by $34.2 million in revenue from the re-start and coating activities at a new build nuclear site, increases in preparation of outage work at multiple nuclear sites and higher volume for short-term non-recurring projects at the nuclear sites where we were performing maintenance and modification work.

Gross (Loss) Profit / Margin %

	Three Months Ended March 31,		Variance
($ in thousands)	2015	2014	$	%
		(as restated)
Mechanical Solutions	$(342)	$8,885	(9,227)	(103.8)
Gross Margin %	(1.1)%	23.5%
Electrical Solutions	1,325	2,913	(1,588)	54.5
Gross Margin %	8.9%	13.1%
Services	$9,789	$9,538	251	2.6
Gross Margin %	9.8%	14.5%

Total Gross Profit	$10,772	$21,336	(10,564)	(49.5)

Gross Margin %	7.4%	16.9%

        Mechanical Solutions Segment.    Gross profit from our Mechanical Solutions segment declined by $9.2 million and gross margin percentage decreased from 23.5% to (1.1)%. The sharp decline was primarily driven by our Braden U.S. business, which had lower gross profit on relatively unchanged revenue. Market pressures drove the requirement for lower margins in our original project bids compounded by cost overruns. Braden U.S. also had a $1.2 million increase in warranty expenses.

        Electrical Solutions Segment.    Electrical Solutions' gross profit decreased by $1.6 million on a $7.4 million decrease in revenue resulting in a gross margin percentage decrease from 13.1% to 8.9% due to operational inefficiencies at our Chattanooga plant that continued from the prior year.

        Services Segment.    Gross profit from our Services segment increased by $0.3 million, or 2.6%, to $9.8 million compared to $9.5 million in the same period in 2014. This was driven by a $1.3 million increase relating to re-start and coating activities at a nuclear site where a new build was in progress. Services also experienced an increase in preparation of outage work at multiple nuclear sites, generating an additional $0.8 million in gross profit specific to our maintenance and modification contracts. Concurrently, we generated an additional $1.8 million for short-term non-recurring projects at the same nuclear sites the maintenance and modification work was performed. These gains were offset by a loss of $3.1 million on a one time industrial construction fixed price project.

Operating Expenses

	Three Months Ended March 31,		Variance
($ in thousands)	2015	2014	$	%
		(as restated)
Selling and Marketing Expenses	$2,888	$1,940	948	48.9
General and Administrative Expenses	15,504	14,109	1,395	9.9
Bargain Purchase Gain	(3,168)	—	(3,168)	(100.0)
Depreciation and Amortization Expenses(1)	2,058	2,084	(26)	(1.2)

Total	$17,282	$18,133	(851)	(4.7)

(1)
Excludes depreciation and amortization expense for the three months ended March 31, 2015 and 2014 of $0.5 million and $0.4 million included in cost of revenue, respectively.

        Selling and Marketing Expenses.    Higher consolidated selling and marketing expenses were primarily related to approximately $0.8 million for increases in staffing. The remaining increase was due to travel and other costs associated with the additional headcount. As a percent of revenue, selling and marketing expenses were 2% and 1.5% for the three months ended 2015 and 2014, respectively.

        General and Administrative Expenses.    Consolidated general and administrative expenses increased by $1.4 million, to $15.5 million, for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. The increase was primarily due to an increase of $1.5 million in legal and professional fees, of which $0.4 million was due to the acquisition costs relating to the purchase of the Siemens eHouse manufacturing operations and $0.5 million was due to consulting fees paid to a former employee.

        Bargain Purchase Gain.    We recognized a bargain purchase gain of approximately $3.2 million on the acquisition of the Siemens eHouse manufacturing operations. The bargain purchase was primarily the result of divesture by Seimens outside their core business and is included in our Electrical Solutions segment since acquisition.

        Depreciation and Amortization Expenses.    Depreciation and amortization expense were unchanged for the three months ended March 31, 2015 compared with the same period in 2014.

Operating Income (Loss)

	Three Months Ended March 31,		Variance
($ in thousands)	2015	2014	$	%
		(as restated)
Mechanical Solutions	$(5,113)	$4,848	(9,961)	(205.5)
Electrical Solutions	1,754	299	1,455	486.6
Services	2,363	2,915	(552)	(18.9)
Corporate	(5,514)	(4,859)	(655)	(13.5)

Total	$(6,510)	$3,203	(9,713)	(303.3)

        Mechanical Solutions Segment.    The decline in operating income in the Mechanical Solutions segment was the result of a $9.2 million decrease in gross profit and $0.7 million higher operating expenses from increased staffing.

        Electrical Solutions Segment.    The increase in operating income in the Electrical Solutions segment was the result of the $3.2 million bargain purchase gain arising from our acquisition of the Siemens' eHouse manufacturing operations, which was partially offset by a $1.6 million decrease in gross profit and $0.4 million of acquisition related expenses.

        Services Segment.    The decline in operating income in the Services segment was the result of a $0.8 million increase in operating expenses, which was driven by investments to provide resources to this segment.

        Corporate.    Corporate operating income decreased, primarily due to a $0.6 million increase in severance expense related to a former employee.

Other Expense (Income)

	Three Months Ended March 31,		Variance
($ in thousands)	2015	2014	$	%
		(as restated)
Interest expense, net	$625	$461	164	35.6
Foreign currency (gain) loss	(1,254)	(111)	(1,143)	1,029.7
Other (income) expense	32	58	(26)	(44.8)

Total other expense (income)	$(597)	$408	(1,005)	(246.3)

        The decline in total other expense was primarily attributable to a $1.1 million gain on foreign currency translation, somewhat offset by an increase in net interest expense of approximately $0.2 million.

        The changes in currency translation were primarily driven by changes in the exchange rates of the Euro and the Peso relative to the U.S. dollar during the respective periods. Higher interest expense was the result of a higher average outstanding debt balance in the first quarter of 2015 of approximately $49.0 million compared with an average outstanding debt balance in the first quarter of 2014 of approximately $24.0 million.

Income Tax Expense (Benefit)

	Three Months Ended March 31,		Variance
($ in thousands)	2015	2014	$	%
		(as restated)
Income tax expense (benefit)	$(879)	$1,017	(1,896)	(186.4)

        The effective tax rates for the three months ended March 31, 2015 and March 31, 2014 were 14.5% and 36.4%, respectively.

        The difference between the Company's effective tax rate and the federal statutory tax rate for the three months ended March 31, 2015, and March 31, 2014, was related to state income taxes, permanent differences, changes in management's assessment of the outcome of certain tax matters, and the composition of pre-tax income between U.S. and foreign operations. The decrease in income tax provision of $1.9 million from March 31, 2014 to March 31, 2015 relates to the full valuation allowance recorded against our deferred tax assets as of December 31, 2014, which results in no income tax benefit being recognized for the U.S. and certain foreign pre-tax operating losses that were generated during the period ended March 31, 2015 along with the valuation allowances recorded against deferred tax liabilities created through the bargain purchase gain recognized for financial reporting purposes during the three month period ended March 31, 2015 compared with the three month period ended March 31, 2014.

        In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on forecasted annual income and permanent items, statutory tax rates and tax planning opportunities. The impact of discrete items is separately recognized in the quarter in which they occur.

Three and six months ended June 30, 2015 compared with three and six months ended June 30, 2014

Revenue

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in thousands)	2015	2014	$	%	2015	2014	$	%
		(as restated)				(as restated)
Mechanical Solutions	$25,804	$44,770	(18,966)	(42.4)	$56,664	$82,524	(25,860)	(31.3)
Electrical Solutions	23,134	22,949	185	0.8	38,059	45,240	(7,181)	(15.9
Services	125,338	55,568	69,770	125.6	225,694	121,519	104,175	85.7

Total	$174,276	$123,287	50,989	41.4	$320,417	$249,283	71,134	28.5

        Mechanical Solutions Segment.    The decline in revenue for the three months ended June 30, 2015 compared with the same period in 2014 was due to the previous year's period benefiting from $17.7 million in revenue related to five non-recurring projects. Additionally, the strengthening of the U.S. dollar versus the Euro in the second quarter of 2015 resulted in a $1.5 million decrease in U.S. dollar revenue from our European operations. For the same reasons, revenue from Mechanical Solutions for the six month period was down $25.9 million, or 31.3%, to $56.7 million, with Euro exchange rate changes contributing $3.0 million to the decline.

        Electrical Solutions Segment.    Electrical Solutions' revenue in the three months ended June 30, 2015 was relatively unchanged when compared with the prior-year period. For the six month period, Electrical Solutions' revenue decreased by $7.2 million, or 15.9%, to $38.1 million. Operational inefficiencies at our Chattanooga plant that continued from the fourth quarter of 2014 through the first quarter of 2015 adversely affected our ability to complete and ship units in that period.

        Services Segment.    Higher revenue was primarily due to the timing of scheduled outages relating to our maintenance and modification contracts for the three and six month periods ended June 30, 2015 compared with the same periods in 2014. We also had higher project scope for a nuclear customer's requirement to expedite a new build construction project in both 2015 periods. The three and six-month periods also benefited from incremental new project work at existing nuclear sites where the maintenance and modification work was performed, increased demand at an existing customer's fossil fuel plants, and additional non-recurring fixed price contracts serving the oil and gas market. Our Hetsco business was also awarded a non-recurring construction project resulting in additional revenue of $4.2 million and $1.7 million in the first and second quarters, respectively. Subsequent to the date of this Form 10-K, we sold our Hetsco business. For additional information, see "Explanatory Note—Subsequent Events."

Gross (Loss) Profit / Margin %

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in thousands)	2015	2014	$	%	2015	2014	$	%
		(as restated)				(as restated)
Mechanical Solutions	$5,728	$5,912	(184)	(3.1)	$5,386	$14,797	(9,411)	(63.6)
Gross Margin %	22.2%	13.2%			9.5%	17.9%
Electrical Solutions	(6,181)	2,370	(8,551)	(360.8)	(4,856)	5,283	(10,139)	(191.9)
Gross Margin %	(26.7)%	10.3%			(12.8)%	11.7%
Services	$18,401	$7,747	10,654	137.5	$28,190	$17,285	10,905	63.1
Gross Margin %	14.7%	13.9%			12.5%	14.2%

Total Gross Profit	$17,948	$16,029	1,919	12.0	$28,720	$37,365	(8,645)	(23.1)

Gross Margin %	10.3%	13.0%			9.0%	15.0%

        Mechanical Solutions Segment.    Gross profit for the three months ended June 30, 2015 compared with the same period in 2014 was essentially flat on a $19.0 million decline in revenue. This was due to improved margins in our Braden U.S. operations, which were not sustained into future quarters. Gross profit for the six months ended June 30, 2015 compared with the same period in 2014 declined $9.4 million on a $25.9 million lower revenue as a result of market pressures which drove the requirement for lower margins in our original project bids compounded by cost overruns. The segment also had a $0.6 million increase in warranty expenses.

        Electrical Solutions Segment.    The $8.6 million decrease in gross profit for the three months ended June 30, 2015 compared with the same period in 2014 was due to operational inefficiencies and resulting cost overruns in the fourth quarter of 2014 and first quarter of 2015 which resulted in either no gross profit (if the loss was previously estimated and accrued for) or negative gross profit in the quarter. Additionally, we recorded negative margins of $2.5 million on Electrical Solutions contracts with no related revenue either due to estimated loss contracts or contract cancellations and had $0.8 million of increased warranty expenses. The $10.1 million decrease in gross profit for the six months ended June 30, 2015 compared with the same period in 2014 was due to those same reasons.

        Services Segment.    Higher gross profit for both periods was primarily due to the timing of scheduled outages relating to our maintenance and modification contracts, increased project scope to address a nuclear customer's requirement to expedite a new build construction project, increased demand at an existing customer's fossil fuel plants, and non-recurring new project work at existing nuclear sites where the maintenance and modification work was performed.

Operating Expenses

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in thousands)	2015	2014	$	%	2015	2014	$	%
		(as restated)				(as restated)
Selling and Marketing Expenses	$3,438	$2,479	959	38.7	$6,326	$4,419	1,907	43.2
General and Administrative Expenses	13,162	14,037	(875)	(6.2)	28,666	28,146	520	1.8
Restatement Expenses	1,615	—	1,615	100.0	1,615	—	1,615	100.0
Bargain Purchase Gain	—	—	—	—	(3,168)	—	(3,168)	(100.0)
Depreciation and Amortization Expenses(1)	2,120	2,142	(22)	(1.0)	4,178	4,226	(48)	(1.1)

Total	$20,335	$18,658	1,677	9.0	$37,617	$36,791	826	2.2

(1)
Excludes depreciation and amortization expense for the three and six months ended June 30, 2015 and June 30, 2014 of $0.6 million, $1.1 million, $0.4 million and $0.8 million included in cost of revenue, respectively.

        Selling and Marketing Expenses.    Selling and marketing expenses increased approximately $1.0 million, or 38.7%, for the three month period due to bad debt expense of approximately $0.5 million and an increase in salaries and bonuses of approximately $0.5 million, due to additional headcount.

        Selling and marketing expenses for the six month period were higher for similar reasons. Additional headcount drove an increase in salaries and bonuses of approximately $1.4 million, and bad debt expense was approximately $0.5 million.

        General and Administrative Expenses.    Consolidated general and administrative expenses decreased for the three month period mostly as a result of an approximately $0.8 million decline in incentive compensation.

        The slight increase in general and administrative expenses for the six month period of approximately $0.5 million was primarily attributable to $0.6 million of severance expense paid to a former employee, acquisition costs relating to the purchase of the Siemens eHouse manufacturing operations of $0.4 million and $0.5 million in consulting fees paid to a former employee. These increases were partially offset by a $1.0 million decrease in compensation expense and bonuses.

        Restatement Expenses.    We incurred approximately $1.6 million of expenses relating to the restatement of our historical financial results during the three and six months ended June 30, 2015. We did not incur such expenses in 2014. We expect to incur additional expenses relating to the restatement in 2016 and 2017. The restatement expenses primarily consisted of fees for legal and accounting services.

        Bargain Purchase Gain.    We recognized a bargain purchase gain of approximately $3.2 million on the acquisition of the Siemens eHouse manufacturing operations. The bargain purchase was primarily the result of divesture by Seimens outside their core business and is included in our Electrical Solutions segment since acquisition.

        Depreciation and Amortization Expenses.    Depreciation and amortization expenses remained relatively unchanged for the three and six months ended June 30, 2015, when compared with the same periods in 2014.

Operating Income (Loss)

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in thousands)	2015	2014	$	%	2015	2014	$	%
		(as restated)				(as restated)
Mechanical Solutions	$1,622	$1,580	42	2.7	$(3,491)	$6,428	(9,919)	(154.3)
Electrical Solutions	(8,813)	633	(9,446)	NM	(7,059)	932	(7,991)	(857.4)
Services	11,413	964	10,449	1,083.9	13,776	3,879	9,897	255.1
Corporate	(6,609)	(5,806)	(803)	(13.8)	(12,123)	(10,665)	(1,458)	(13.7)

Total	$(2,387)	$(2,629)	242	9.2	$(8,897)	$574	(9,471)	NM

        Mechanical Solutions Segment.    Operating income in our Mechanical Solutions segment was flat at $1.6 million for the three months ended June 30, 2015 compared with the same period in 2014. Operating income declined $9.9 million for the six months ended June 30, 2015 compared with the same period in 2014 due to the $9.4 million decrease in gross profit and $0.5 million higher operating expenses from increased staffing.

        Electrical Solutions Segment.    Operating income in our Electrical Solutions segment declined $9.4 million in the three months ended June 30, 2015 compared with the same period in 2014 due to $8.6 million lower gross profit and a $0.9 million increase in operating expenses. The increase in operating expenses was primarily because of a $0.4 million increase in general and administrative wages and benefits, and a $0.4 million increase in bad debt expense. Operating income declined $8.0 million in the six months ended June 30, 2015 compared with the same period in 2014 because of the $10.1 million lower gross profit that was partially offset by a decrease of $2.2 million in operating expenses. The decline in operating expenses was driven by a $3.2 million bargain purchase gain arising from our Siemens' eHouse manufacturing operations, partially offset by $0.4 million of acquisition related expenses and a $0.4 million increase in bad debt expense.

        Services Segment.    Operating income increased for both the three and six months ended June 30, 2015, primarily due to additional volume relating to the timing of scheduled outages, construction and support services at a nuclear site and non-recurring projects, which generated greater gross margin relative to the mix of other projects.

        Corporate.    Corporate operating loss increased $0.8 million for the three months ended June 30, 2015 compared with the same period in 2014 because of expenses related to the restatement of our historical financial statements.

        Corporate operating loss increased $1.5 million for the six months ended June 30, 2015 compared with the same period in 2014. The increased loss was due primarily to expenses related to the restatement of our historical financial statements.

Other Expense (Income)

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in thousands)	2015	2014	$	%	2015	2014	$	%
		(as restated)				(as restated)
Interest expense, net	$830	$354	476	134.5	$1,455	$815	640	78.5
Foreign currency (gain) loss	144	(33)	177	(536.4)	(1,110)	(144)	(966)	(670.8)
Other (income) expense	(39)	138	(177)	(128.3)	(7)	196	(203)	(103.6)

Total other expense (income)	$935	$459	476	103.7	$338	$867	(529)	(61.0)

        Total other expense increased by approximately $0.5 million, or 103.7%, to $0.9 million for the three months ended June 30, 2015 compared with $0.4 million in the same period in 2014. The increase was primarily due to a $0.5 million increase in interest expense. Interest expense increased because we had a higher average outstanding debt balance in the second quarter of 2015, which was approximately $61.5 million, compared with an average outstanding debt balance in the second quarter of 2014, which was approximately $28.0 million.

        Total other expense decreased by approximately $0.5 million, or 61.0%, to $0.3 million for the six months ended June 30, 2015 compared with $0.9 million in the same period in 2014. The decrease was partially the result of changes in currency translation, most significantly, changes in the exchange rates of the Euro and the Peso relative to the U.S. dollar during the respective periods. That decrease was offset by an increase in interest expense of approximately $0.6 million, which was the result of higher average outstanding debt balance for the six months ended June 30, 2015. The average outstanding debt balance for the 2015 period was approximately $57.5 million, while the average outstanding debt balance for the corresponding period in 2014 was approximately $27.0 million.

Income Tax Expense (Benefit)

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in thousands)	2015	2014	$	%	2015	2014	$	%
		(as restated)				(as restated)
Income tax expense (benefit)	$576	$(1,178)	1,754	148.9	$(303)	$(161)	(142)	(88.2)

        The effective tax rates for the three months ended June 30, 2015 and June 30, 2014 were (17.4)% and 38.1%, respectively. The effective tax rates for the six months ended June 30, 2015 and June 30, 2014 were 3.2% and 54.7%, respectively. The change between the effective tax rates during the three and six months ended June 30, 2015 and June 30, 2014 primarily relates to the full valuation allowance recorded against our deferred tax assets as of December 31, 2014, which results in no income tax benefit being recognized for the U.S. and certain foreign pre-tax operating losses that were generated during the three and six months ended June 30, 2015.

        The difference between the Company's effective tax rate and the federal statutory tax rate for the three and six months ended June 30, 2015 and June 30, 2014 relates to state income taxes, permanent differences, changes in Management's assessment of the outcome of certain tax matters, and the composition of pre-tax income between U.S. and foreign operations in addition to the full valuation allowances on U.S. and certain foreign deferred tax assets during the six months ended June 30, 2015.

Three and nine months ended September 30, 2015 compared with three and nine months ended September 30, 2014

Revenue

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in thousands)	2015	2014	$	%	2015	2014	$	%
		(as restated)				(as restated)
Mechanical Solutions	$28,984	$36,452	(7,468)	(20.5)	$85,648	$118,976	(33,328)	(28.0)
Electrical Solutions	26,312	16,221	10,091	62.2	64,371	61,461	2,910	4.7
Services	68,866	87,118	(18,252)	(21.0)	294,560	208,637	85,923	41.2

Total	$124,162	$139,791	(15,629)	(11.2)	$444,579	$389,074	55,505	14.3

        Mechanical Solutions Segment.    Mechanical Solutions' revenue decreased by $7.5 million for the three months ended September 30, 2015 compared to the same period of 2014. The prior-year period benefited from two projects that generated $7.1 million in revenue in 2014, but did not recur in the same period in 2015. Additionally, the strengthening of the U.S. dollar versus the Euro in the third quarter of 2015 resulted in a $1.1 million decrease in U.S. dollar revenue from our European operations. Revenue from Mechanical Solutions decreased by $33.3 million in the nine months ended September 30, 2015 compared with the same period in 2014. The 2014 period benefited from $42.3 million in revenue associated with eight large, non-recurring projects. Additionally, the strengthening of the U.S. dollar versus the Euro for the first nine months of 2015 resulted in a $4.1 million decrease in U.S. dollar revenue from our European operations. Those decreases were partially offset by the normal fluctuations in the timing and magnitude of our contracts.

        Electrical Solutions Segment.    Electrical Solutions' revenue was up $10.1 million for the three months ended September 30, 2015 compared to the same period of 2014. The increase was largely the result of the completion of a significant multi-unit generator enclosure order at our Chattanooga plant, for which we recognized total revenue of $4.7 million. Additionally, we recognized incremental revenue of $6.5 million from the Siemens' eHouse manufacturing operations. Revenue from Electrical Solutions increased by $2.9 million for the nine months ended September 30, 2015 compared to the same period of 2014 primarily because of the completion of two significant multi-unit generator enclosure orders for which we recognized total revenue of $9.9 million and incremental revenue of $6.7 million from the acquisition of the Siemens' eHouse manufacturing operations in the first quarter of 2015. Those increases were substantially offset by a reduction in revenue during the first quarter of 2015 as a result of operational inefficiencies at our Chattanooga plant.

        Services Segment.    Revenue from our Services segment declined 21.0%, or $18.3 million, for the three months ended September 30, 2015, mostly because the 2014 period benefited from a non-recurring fixed price nuclear project.

        Revenue from our Services segment increased for the nine month period, primarily due to $87.8 million of revenue related to the timing of scheduled outages relating to our maintenance and modification contracts, increased project scope to expedite a new build construction project, and net increases in non-recurring new project work.

Gross Profit / Margin %

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in thousands)	2015	2014	$	%	2015	2014	$	%
		(as restated)				(as restated)
Mechanical Solutions	$1,180	$5,473	(4,293)	(78.4)	$6,566	$20,270	(13,704)	(67.6)
Gross Margin %	4.1%	15.0%			7.7%	17.0%
Electrical Solutions	4,447	285	4,162	NM	(409)	5,568	(5,977)	(107.3)
Gross Margin %	16.9%	1.8%			(0.6)%	9.1%
Services	9,305	12,846	(3,541)	(27.6)	37,495	30,131	7,364	24.4
Gross Margin %	13.5%	14.7%			12.7%	14.4%

Total	$14,932	$18,604	(3,672)	(19.7)	$43,652	$55,969	(12,317)	(22.0)

Gross Margin %	12.0%	13.3%			9.8%	14.4%

        Mechanical Solutions Segment.    Gross profit for Mechanical Solutions decreased $4.3 million on lower revenue for the three months ended September 30, 2015 compared with the same period of 2014. The decline reflected weak performance in our domestic business. For the nine months ended September 30, 2015 compared with the same period in 2014, gross profit for Mechanical Solutions decreased by $13.7 million on lower revenue. Gross margin declined from 17.0% to 7.7%, as a result of downward competitive pressure on originally bid project margins and operational inefficiencies that led to cost overruns.

        Electrical Solutions Segment.    Gross profit for Electrical Solutions increased $4.2 million on higher revenue for the three months ended September 30, 2015 compared with the same period of the prior year, driving gross margin expansion from 1.8% to 16.9%, which reflects the resolution of the Chattanooga plant inefficiencies and a return to more normal operations. For the nine months ended September 30, 2015 compared with the same period in 2014, gross profit for Electrical Solutions decreased by $6.0 million on slightly higher revenue, while gross margin contracted from 9.1% to (0.6)% as a result of cost overruns due largely to the operational inefficiencies at the Chattanooga plant and start-up inefficiencies at our Houston plant.

        Services Segment.    Gross profit decreased approximately $3.5 million, or 27.6%, for the three months ended September 30, 2015 compared with the same period in 2014. The decrease was primarily due to loss on a power plant installation construction project and the non-renewal of a non-nuclear construction project. The remaining decline was directly related to lower volume throughout the segment.

        Gross profit increased approximately $7.4 million, or 24.4%, for the nine months ended September 30, 2015 compared with the same period in 2014. This increase was primarily due to additional volume at various nuclear sites.

Operating Expenses

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in thousands)	2015	2014	$	%	2015	2014	$	%
		(as restated)				(as restated)
Selling and Marketing Expenses	$3,028	$3,008	20	0.7	$9,354	$7,427	1,927	25.9
General and Administrative Expenses	13,241	13,990	(749)	(5.4)	41,907	42,136	(229)	(0.5)
Restatement Expenses	6,796	—	6,796	100.0	8,411	—	8,411	100.00
Impairment Expenses	47,751	—	47,751	100.0	47,751	—	47,751	100.0
Bargain Purchase Gain	—	—	—	—	(3,168)	—	(3,168)	(100.0)
Depreciation and Amortization Expenses(1)	2,217	1,992	225	11.3	6,395	6,218	177	2.8

Total	$73,033	$18,990	54,043	284.6	$110,650	$55,781	54,869	98.4

(1)
Excludes depreciation and amortization expense for the three and nine months ended September 30, 2015 and September 30, 2014 of $0.6 million, $1.7 million, $0.5 million and $1.3 million included in cost of revenue, respectively.

        Selling and Marketing Expenses.    Selling and marketing expenses remained flat for the three months ended September 30, 2015 compared with the same period in 2014.

        Selling and marketing expenses increased $1.9 million, or 25.9%, for the nine months ended September 30, 2015 compared with the same period in 2014, due to an increase in bad debt expense of approximately $1.0 million and an increase in commissions and staffing.

        General and Administrative Expenses.    General and administrative expenses decreased $0.7 million, or 5.4%, for the three months ended September 30, 2015 compared with the same period in 2014. The decrease was primarily due to $0.4 million lower bad debt expense and $0.3 million decrease in severance.

        General and administrative expenses decreased $0.2 million, or 0.5%, for the nine months ended September 30, 2015 compared with the same period in 2014. The decrease was primarily due to a reduction in incentive compensation expense of approximately $2.5 million. The decrease was partially offset by approximately $1.1 million of increased salary expenses, acquisition costs related to the acquisition of the Siemens' eHouse manufacturing operations of $0.4 million, additional severance of $0.3 million and computer hardware and software of $0.5 million.

        Restatement Expenses.    In the three and nine month periods ended September 30, 2015, we incurred approximately $6.8 million and $8.4 million, respectively of expenses relating to the restatement of our historical financial results. We did not incur such expenses in 2014. We expect to incur additional expenses relating to the restatement in 2016 and 2017. The restatement expenses primarily consisted of fees for legal and accounting services.

        Impairment Expenses.    Impairment expense consists of a charge for the excess of fair value of goodwill, other indefinite-lived intangibles and fixed assets over the carrying values. In the third quarter of 2015, we recorded impairment of $47.8 million. Of the $47.8 million total impairment, $37.6 million was due to goodwill impairment and $9.6 million was due to indefinite-lived intangibles impairment as a result of our common stock trading at a market price that was lower than its book value for a prolonged period. We also recorded impairment charges of approximately $0.6 million on one of our manufacturing facilities in the third quarter of 2015. There were no impairment charges in 2014.

        Bargain Purchase Gain.    We recognized a bargain purchase gain of approximately $3.2 million on the acquisition of the Siemens eHouse manufacturing operations. The bargain purchase was primarily the result of divesture by Seimens outside their core business and is included in our Electrical Solutions segment since acquisition.

        Depreciation and Amortization Expenses.    Depreciation and amortization expense increased slightly in both the three and nine months ended September 30, 2015 compared with the same periods in 2014. The increase was due to the assets acquired in February 2015 in connection with the acquisition of the Siemens' eHouse manufacturing operations.

Operating Income (Loss)

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in thousands)	2015	2014	$	%	2015	2014	$	%
		(as restated)				(as restated)
Mechanical Solutions	$(27,650)	$954	(28,604)	NM	$(31,141)	$7,382	(38,523)	(521.9)
Electrical Solutions	(16,958)	(2,019)	(14,939)	(739.9)	(24,017)	(1,087)	(22,930)	NM
Services	(1,871)	5,524	(7,395)	(133.9)	11,905	9,403	2,502	26.6
Corporate	(11,622)	(4,845)	(6,777)	139.9	(23,745)	(15,510)	(8,235)	(53.1)

Total	$(58,101)	$(386)	(57,715)	NM	$(66,998)	$188	(67,186)	NM

        Mechanical Solutions Segment.    The operating income decline for the three months ended September 30, 2015 as compared to the same period of 2014 was driven by $23.9 million of impairment expense related to our goodwill and indefinite-lived intangible assets and a $4.3 million decrease in gross profit. Similarly, the $38.5 million decrease in operating income for the nine months ended September 30, 2015 as compared to the same period of 2014 resulted from the $23.9 million of impairment expense related to our goodwill and indefinite-lived intangible assets and a $13.7 million decrease in gross profit.

        Electrical Solutions Segment.    The operating loss for the three months ended September 30, 2015 as compared to the same period of 2014 was driven by $19.1 million of impairment expense related to our goodwill and indefinite-lived intangible assets, partially offset by a $4.2 million increase in gross profit. Operating loss for the nine months ended September 30, 2015 as compared to the same period of 2014 increased by $22.9 million primarily as a result of $19.1 million of impairment expense related to our goodwill and indefinite-lived intangible assets and a $6.0 million decrease in gross profit. Those loss increases were partially offset by a net $2.2 million decrease in other operating expenses resulting from the $3.2 million bargain purchase gain arising from our acquisition of the Siemens' eHouse manufacturing operations, $0.4 million of acquisition related expenses, and a $0.4 million increase in bad debt expense.

        Services Segment.    Operating income decreased for the three months ended September 30, 2015 primarily due to an impairment charge of $4.2 million relating to goodwill and trade names specific to our Hetsco business. Additionally, in 2014 we executed a nuclear project which contributed $3.4 million, which was not replaced in 2015.

        Operating income for the nine month period improved primarily due to volume at various nuclear sites, which was partially offset by a loss on a non-recurring industrial fixed-price project.

        Corporate.    Operating loss increased $6.8 million during the three months ended September 30, 2015 compared with the same period in 2014. The addition of expenses related to the restatement of our historical financial statements of approximately $6.8 million drove the increase.

        Operating loss increased $8.2 million during the nine months ended September 30, 2015 compared with the same period in 2014 due to expenses related to the restatement of our historical financial statements of approximately $8.4 million.

Other Expense (Income)

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in thousands)	2015	2014	$	%	2015	2014	$	%
		(as restated)				(as restated)
Interest expense, net	$953	$469	484	103.2	$2,408	$1,284	1,124	87.5
Foreign currency (gain) loss	(55)	(700)	645	(92.1)	(1,165)	(844)	(321)	(38.0)
Other (income) expense	(2)	(128)	126	(98.4)	(9)	68	(77)	(113.2)

Total other expense (income)	$896	$(359)	1,255	(349.6)	$1,234	$508	726	142.9

        Total other expense increased approximately $1.3 million for the three months ended September 30, 2015 compared with the same period in 2014. The increase was primarily due to a decrease in a gain of $0.6 million on foreign currency translation and an increase in interest expense of $0.5 million. For both periods, the income from currency exchanges was largely driven by changes in the exchange rates of the Euro relative to the U.S. dollar. The increase in interest expense was the result of higher average outstanding debt in the third quarter of 2015, which was approximately $70.0 million compared with an average outstanding debt balance in the third quarter of 2014, which was approximately $38.0 million.

        Total other expense increased approximately $0.7 million for the nine months ended September 30, 2015 compared with the same period in 2014. The increase was primarily due to an increase in interest expense of $1.1 million. The increase in interest expense was the result of higher average outstanding debt of approximately $57.5 million for the nine months ended September 30, 2015 compared with an average outstanding debt balance of approximately $34.0 million for the nine months ended September 30, 2014.

Income Tax Expense (Benefit)

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in thousands)	2015	2014	$	%	2015	2014	$	%
		(as restated)				(as restated)
Income tax expense (benefit)	$(7,192)	$63	(7,255)	NM	$(7,495)	$(98)	(7,397)	NM

        The effective tax rates for the three months ended September 30, 2015 and September 30, 2014 were 12.2% and (252.2)%, respectively. The effective tax rates for the nine months ended September 30, 2015 and September 30, 2014 were 11.0% and 29.7%, respectively. The change between the effective tax rates during the three and nine months ended September 30, 2015 and September 30, 2014 primarily relates to the full valuation allowance recorded against our deferred tax assets as of December 31, 2014, which results in no income tax benefit being recognized for the U.S. and certain foreign pre-tax operating losses that were generated during the three and nine months ended September 30, 2015.

        The difference between the Company's effective tax rate and the federal statutory tax rate for the three and nine months ended September 30, 2015 and September 30, 2014 relates to state income taxes, permanent differences, changes in management's assessment of the outcome of certain tax matters, and the composition of pre-tax income between U.S. and foreign operations. The change between the effective tax rates during the three and nine months ended September 30, 2015 and September 30, 2014 predominately relates to the full valuation allowance recorded against our deferred tax assets as of December 31, 2014, which results in no income tax benefit being recognized for the U.S. and certain foreign pre-tax operating losses that were generated during the three and nine months ended September 30, 2015. The decrease in income tax expense during the three and nine months ended September 30, 2015 compared with the three and nine months ended September 30, 2014 relates mostly to valuation allowances recorded against deferred tax liabilities created through the impairment of indefinite-lived intangibles including goodwill and trade names during the quarter ended September 30, 2015.

Liquidity and Capital Resources

        Our principal sources of liquidity are cash flow from operations and borrowings under our Revolving Credit Facility. However, as of December 31, 2015, we were not in compliance with the covenants contained in our Revolving Credit Facility and therefore did not have any available borrowing capacity. Throughout 2015 and 2016, our liquidity was constrained and this has continued into 2017. In the first half of 2015, we relied on cash flows from operations and draws on our Revolving Credit Facility. In the second half of 2015, we were not in compliance with the covenants contained in our Revolving Credit Facility and were unable to increase our borrowings thereunder. As a result, in the second half of 2015, we continued to generate liquidity through working capital management. In 2016, we relied on working capital management as our principal source of liquidity. Additionally, cash generated from asset sales and working capital management was used to pay down approximately $24.7 million under our Revolving Credit Facility. In 2015, our principal uses of cash were to pay for customer contract related material, labor and subcontract labor, operating expenses, dividends (the last of which was paid in the first quarter of 2015), acquisitions, restatement-related expenses and capital assets.

Cash and Cash Equivalents

        As of December 31, 2015, our operating unrestricted cash and cash equivalents increased by 149.4%, or $13.3 million, to $22.2 million from $8.9 million as of December 31, 2014. The operating cash balance of $22.2 million as of December 31, 2015 consisted of $12.6 million of U.S. cash and

$9.6 million of non-U.S. cash. As of the third quarter of 2015, cash from our Netherlands-based subsidiaries was available to fund U.S. operations since we withdrew the permanent reinvestment assertion on the undistributed earnings of our Netherlands-based subsidiaries. Non-U.S. cash from our other foreign subsidiaries was generally not available to fund U.S. operations in 2015. The operating cash balance of $8.9 million as of December 31, 2014 consisted entirely of non-U.S. cash.

        At December 31, 2015, we had $22.2 million in cash and cash equivalents that could be used, along with normal cash flows from operations, to fund certain unanticipated shortfalls in future cash flows.

Our U.S. Revolving Credit Facility

        On February 21, 2012, we terminated the Previous Credit Facility and entered into a new $100.0 million Credit Facility (as amended or supplemented from time to time, the "Revolving Credit Facility") with Wells Fargo Bank, National Association, as Administrative Agent, U.S. Bank National Association, as Syndication Agent and the various lending institutions party thereto. Effective December 17, 2013, we exercised our rights under the accordion feature pursuant to and in accordance with the terms of our Revolving Credit Facility, and increased the revolving credit commitments available to us under our Revolving Credit Facility from $100.0 million to $150.0 million. We have given a first priority lien on substantially all of our assets as security for our Revolving Credit Facility, which had a maturity date of February 21, 2017 until that maturity date was extended to May 15, 2017.

        As of December 31, 2015, we had $70.0 million outstanding under our Revolving Credit Facility, we were not in compliance with the financial and certain other covenants contained in our Revolving Credit Facility, and we did not have any available borrowing capacity under our Revolving Credit Facility.

        As a result of our non-compliance with the covenants under our Revolving Credit Facility, on a number of occasions in 2015, we entered into amendments and limited waivers with the lenders under our Revolving Credit Facility. These amendments and limited waivers were in effect as of December 31, 2015. Pursuant to the terms of such amendments and limited waivers, our Revolving Credit Facility provides a total available commitment of $85 million and borrowings were capped at $70.0 million, exclusive of outstanding standby letters of credit and other restrictions. As of December 31, 2015, the facility has a reduced revolving letter of credit facility of up to $15.0 million which no longer provides access to multi-currency funds. Subsequent to December 31, 2015, the banks' commitment level has been reduced as assets have been sold and proceeds have been used to repay debt. As of January 31, 2017, borrowings and letters of credit were capped at $31.6 and $13.5 million, respectively.

        Our Revolving Credit Facility includes affirmative and negative covenants, including customary limitations on securing additional debt and liens and restrictions on transactions and payments, as well as the following two financial covenants:

  •
  Our maximum consolidated leverage ratio cannot exceed specified limits. For these purposes, our consolidated leverage ratio on any date is the ratio of our consolidated funded indebtedness to our consolidated EBITDA for the four most recent quarters. The agreement defines EBITDA as net income (loss) plus interest expense, net of interest income, income taxes, stock-based compensation and depreciation and amortization.

  •
  Our consolidated interest coverage ratio must be maintained at least at specified minimum levels. For these purposes, our consolidated interest coverage ratio is the ratio of (a) our consolidated EBITDA for the four most recent quarters to (b) our consolidated interest expense (consisting of all Global Power interest) for that period.

        The following are considered defaults under our Revolving Credit Facility:

  •
  Failure to comply with any of the financial covenants;

  •
  Failure to comply with certain other customary affirmative or negative covenants;

  •
  Failure to make payments when due;

  •
  Becoming subject to insolvency proceedings; or

  •
  Experiencing a change of control.

        For these purposes, a change of control will occur if any one person or group obtains control of more than 25% ownership, unless they were an investor on February 21, 2012, in which case the ownership percentage would need to be more than 40% for a change of control to occur, or if continuing directors cease to constitute at least a majority of the members of our Board of Directors.

        Currently, based on the Fifteenth Amendment to the Credit Agreement and Ninth Amendment to Limited Waiver Agreement, we are subject to the following additional covenants:

  •
  Cash collateralizing extended letters of credit;

  •
  Filing the 2015 Form 10-K by March 20, 2017;

  •
  Providing weekly cash flow forecasts with certain restrictions on budgeted versus actual weekly cash disbursements; and

  •
  Meeting specified milestones relating to the refinancing of our Revolving Credit Facility.

        In the event of any such defaults, the participating banks have the right to further restrict our borrowings under our Revolving Credit Facility, require that we immediately repay all outstanding loans with interest and require the cash collateralization of outstanding letter of credit obligations.

        We are subject to interest rate changes on our LIBOR-based variable interest rate under our Revolving Credit Facility. During 2015, we borrowed $58.0 million on our Revolving Credit Facility, and we repaid $33.0 million. As of December 31, 2015, the outstanding principal balance of revolving credit loans on our Revolving Credit Facility was $70.0 million, which was recorded as a long-term liability on our consolidated balance sheets. The weighted average interest rate on those borrowings was 5.0% during 2015. We pay an unused line fee of 0.75% pursuant to the terms of our Revolving Credit Facility. At December 31, 2015, our Revolving Credit Facility includes an additional margin on base rate loans of 7.5% and on LIBOR-based loans of 8.5%.

Our European Credit Facility

        On June 13, 2008, Braden-Europe B.V., Global Power Professional Services Netherlands B.V. and Global Power Netherlands B.V. (collectively, the "Global Power Netherlands") entered into a new EUR 14,000,000 Credit Facility (as continued, amended or supplemented from time to time, the "ABN AMRO Credit Facility") with ABN AMRO Bank N.V. ("Original ABN AMRO"). In 2010, Original ABN AMRO transferred its claims, rights and obligations under the ABN AMRO Credit Facility to a new entity also known as ABN AMRO Bank N.V. ("New ABN AMRO"), as confirmed by the Amendment to Existing Credit Agreement (the "ABN AMRO Amendment"), dated July 25, 2011, between Global Power Netherlands and New ABN AMRO. The ABN AMRO Amendment incorporated the standard ABN AMRO General Credit Provisions. The ABN AMRO Credit Facility is automatically renewed each year on the same terms and conditions, so long as certain financial conditions are satisfied.

        The ABN AMRO Credit Facility is a Euro-denominated facility with an overdraft facility of EUR 1,000,000 and a contingent liability facility of EUR 13,000,000. Global Power Netherlands' interest rate was 5.95% per annum at December 31, 2015. Global Power Netherlands pays a facility fee of 0.25% per quarter. Proceeds of borrowings under the ABN AMRO Credit Facility may be used for the Borrower's business activities. Global Power Netherlands has, by a right of pledge, given a first priority lien on substantially all of its assets as security for the ABN AMRO Credit Facility. The three entities that comprise Global Power Netherlands are jointly and severally liable under the ABN AMRO Credit Facility.

        The ABN AMRO Credit Facility imposes a number of covenant requirements on Global Power Netherlands. Global Power Netherlands' tangible net worth must at all times represent at least 35% of Global Power Netherlands' adjusted balance sheet total. The adjusted balance sheet total is defined as total assets minus the sum of intangible assets, deferred tax assets, participating interests, receivables from shareholders and/or directors and shares held in the own company, as shown in the annual accounts, as well as any off-balance sheet guarantee exposure. Global Power Netherlands may not make profit distributions without the prior written consent of New ABN AMRO or if Global Power Netherlands' tangible net worth is less than 35% of Global Power Netherlands' adjusted balance sheet total. Global Power Netherlands will not have a current account with its mother or sister companies. Global Power Netherlands will inform New ABN AMRO in advance of any future guarantees. Global Power Netherlands' annual accounts shall be prepared in accordance with the International Accounting Standards Board's standards. New ABN AMRO retains the right to revise the Credit Facility and related security package if Global Power Professional Services Netherlands B.V. and Global Power Netherlands B.V. begin to conduct business outside the Netherlands. Global Power Netherlands shall not grant any second-ranking right of pledge to other parties.

        As of December 31, 2015, no overdraft amounts were outstanding under this facility and Global Power Netherlands was in compliance with all covenants under the ABN AMRO Credit Facility.

Letters of Credit and Bonds

        In line with industry practice, we are often required to provide letters of credit, surety and performance bonds to customers. These letters of credit and bonds provide credit support and security for the customer if we fail to perform our obligations under the applicable contract with such customer. The interest rate on letters of credit issued under our Revolving Credit Facility letter of credit sublimit was 8.5% per annum as of December 31, 2015. The interest rate on letters of credit issued under our Revolving Credit Facility letter of credit sublimit was 1.25% per annum as of December 31, 2014. To the extent that a Letter of Credit has an expiry date beyond the Revolving Credit Maturity Date of May 15, 2017, cash collateral in an amount equal to 105% of the face amount of such Letter of Credit is to be provided as security for all reimbursement and other Letter of Credit obligations.

        As of December 31, 2015, our outstanding standby letters of credit totaled approximately $9.8 million for our U.S. entities and $10.8 million (U.S. dollars) for non-U.S. entities. Currently, there are no amounts drawn upon these letters of credit. As of December 31, 2015, we provided cash collateral for $0.3 million for Letters of Credit with expiry dates beyond the Revolving Credit Maturity Date. In addition, as of December 31, 2015, we had outstanding surety bonds on projects of approximately $23.8 million. As of December 31, 2014, our outstanding standby letters of credit under our Revolving Credit Facility totaled approximately $11.3 million for our U.S. entities and $9.9 million (U.S. dollars) for non-U.S. entities. Currently, there are no amounts drawn upon these letters of credit. In addition, as of December 31, 2014, we had outstanding surety bonds on projects of approximately $39.5 million. For additional information, see "Note 12—Debt" to our consolidated financial statements.

Deferred Financing Costs

        Deferred financing costs are amortized over the terms of the related debt facilities using the effective yield method. On February 21, 2012, the amortization of debt financing costs pertaining to the Previous Credit Facility was accelerated, increasing the amount of interest expense recognized during the first quarter of 2012 by $1.1 million. Total interest expense associated with the amortization of deferred financing costs was approximately $0.3 million during 2015, $0.2 million during 2014 and

$0.2 million during 2013. As of December 31, 2015 and December 31, 2014, we had unamortized deferred financing costs on our Revolving Credit Facility of $0.3 million and $0.5 million, respectively.

Working Capital

        Working capital represents total current assets less total current liabilities. At December 31, 2015, our working capital decreased by $21.8 million, or 19.0%, to $92.8 million from $114.6 million at December 31, 2014. The primary driver of the decrease in working capital was a decrease in our accounts receivable, which decreased year-over-year by $21.9 million, due to timing of payments.

Net Cash Flows

        Our net consolidated cash flows consisted of the following, for the years ended December 31:

	Years Ended December 31,
($ in thousands)	2015	2014	2013
		(as restated)	(as restated)
Statement of cash flow data:
Cash flows provided by (used in):
Operating activities	$6,781	$(10,568)	$20,518
Investing activities	(15,259)	(8,521)	(54,077)
Financing activities	22,982	15,266	14,830
Effect of exchange rate changes on cash	(1,181)	(1,200)	700

Change in cash and cash equivalents	$13,323	$(5,023)	$(18,029)

        Our operating, investing, and financing activities and the effect of exchange rate changes on our finances are described in more detail below.

  Operating Activities

        For the years ended December 31, 2015, 2014, and 2013, net earnings (loss) adjusted for noncash activities provided cash of $51.9 million, $54.0 million and $9.2 million, respectively, and our working capital accounts provided (used) cash of $33.6 million, $(17.4) million and $1.9 million, respectively. Our operating cash outflows in 2015 included payments for restatement related expenses.

  Investing Activities

        During 2015, we used $7.6 million to acquire certain assets of the Siemens' eHouse manufacturing operations and $7.3 million to purchase capital assets.

        During 2014, we used $8.1 million to purchase capital assets. During 2014, we also received $0.2 million from the sale of certain equipment.

        During 2013, we used $49.5 million to invest in the 2013 acquisitions of Hetsco and IBI, purchased capital assets of $4.9 million and received cash from the Deltak business unit escrow of $0.3 million.

  Financing Activities

        During 2015, cash provided by financing activities was $23.0 million. Borrowings on our Revolving Credit Facility accounted for $58.0 million, which was offset by repayments of $33.0 million. Additionally, we used $1.6 million of cash to pay dividends and $0.4 million to repurchase stock-based awards for the payment of employees' statutory taxes due on stock-based compensation.

        During 2014, cash provided by financing activities was $15.3 million. Of this, $22.0 million came from our net borrowings on our Revolving Credit Facility, which consisted of $99.0 million in borrowings and $77.0 million in repayments during the year. Additionally, we used $6.1 million of cash to pay dividends and $0.6 million to repurchase stock-based awards for payment of employees' statutory taxes due on stock-based compensation.

        During 2013, cash provided by financing activities was $14.8 million. Of this, $23.0 million came from our net borrowings on our Revolving Credit Facility, which consisted of $67.0 million in borrowings and $44.0 million in repayments during the year. Additionally, we used $6.2 million to pay dividends, $1.8 million to repurchase stock-based awards for the payment of employees' statutory taxes due on stock-based compensation, and recognized debt issuance costs of $0.2 million.

  Effect of Exchange Rate Changes on Cash

        The effect of exchange rate changes decreased cash by $1.2 million in both 2015 and 2014 compared with an increase in cash of $0.7 million in 2013. These changes are primarily driven by changes in the exchange rates of the Euro and the Peso relative to the U.S. dollar during the respective periods.

Dividends

        In May 2012, our Board of Directors approved a dividend policy related to our common stock. The dividend declared during the first quarter of 2015 and each quarter of 2014 and 2013 was $0.09 per share and the dividends paid in each of those quarters totaled approximately $1.5 million. We have not declared dividends since the first quarter of 2015 and do not anticipate declaring dividends in the near term. The timing and amounts of any future dividends are subject to determination and approval by our Board of Directors.

Liquidity Outlook

        Historically, we have funded our operations through net cash flows from operating activities along with draws against our Revolving Credit Facility, as necessary. During the first four months of 2015, we made incremental borrowings of $25 million on the Revolving Credit Facility. However, our announcement in May 2015 that we would have to restate our previously filed 2014 Form 10-K and would not be able to file our first quarter 2015 Form 10-Q in a timely manner, caused us not to be in compliance with various covenants under our Revolving Credit Facility. As a result, we were unable to make incremental borrowings against the Revolving Credit Facility since that time. In addition, since July 22, 2016, the administrative agent under our Revolving Credit Facility has been exercising its rights that permit it to control certain of our accounts by implementing a cash dominion process to use receipts of collateral to directly pay down debt, while allowing us to borrow subject to certain restrictions.

        Since May 2015, we have successfully funded our operations from our net cash flows from operating activities, although that is not sustainable, particularly due to the upcoming maturity of our Revolving Credit Facility on May 15, 2017. Beginning in mid-2015, management, in conjunction with the Board of Directors, developed and has largely implemented a multi-step plan to address our severely constrained liquidity.

        The plan consists of the following items:

  •
  Focus on shortening the collection cycle time on our accounts receivables and lengthening the payment cycle time on our accounts payables;

  •
  Reducing ongoing operating expenses wherever possible;

  •
  Assessing the potential for asset sales in order to pay down a portion of our outstanding debt;

  •
  Repatriating cash held by our foreign subsidiaries; and

  •
  Refinancing our Revolving Credit Facility.

        Our implementation of the components of the plan has yielded the following results:

  •
  We believe we have been successful in managing our accounts receivables and accounts payables to fund our operations—particularly in light of the significant additional expense load we have incurred related to the restatement of our historical financial results ($14.4 million in 2015 alone).

  •
  Since 2015, we have reduced our ongoing operating expenses through facility consolidations or closures and employee reductions. As noted in "Explanatory Note—Subsequent Events", we consolidated our facilities at CFI and Braden Tulsa, and closed our plants in Monterrey, Mexico and Chattanooga, TN.

  •
  We have successfully negotiated and closed the following asset sales:

  •
  In July 2016, we sold the stock of TOG Holdings, Inc., our wholly-owned subsidiary, for $6 million in cash, subject to customary post-closing working capital adjustments, escrow withholdings and disposition expenses. The net proceeds of this sale were used to reduce the outstanding balance of the Revolving Credit Facility. In addition, as a result of the sale, we no longer have liability associated with TOG Holdings, Inc.'s leased property.

  •
  In December 2016, we completed a $14.8 million sale-leaseback transaction of our facilities in Franklin, Indiana, Auburn, Massachusetts and Houston, Texas, in which we simultaneously sold and entered into 10-year leases of the three facilities. The net proceeds of this sale were used to reduce the outstanding balance of the Revolving Credit Facility.

  •
  In January 2017, we sold the stock of Hetsco, Inc. for approximately $22.0 million in cash. The net proceeds of this sale were used to reduce the outstanding balance of the Revolving Credit Facility.

  •
  We repatriated $8 million in cash from our Netherlands subsidiary during February 2017.

        During 2016 and into early 2017, we reduced our indebtedness on our borrowings under the Revolving Credit Facility by approximately $40.8 million, to our balance as of month-end February 2017 of $29.2 million.

        As of February 28, 2017, we anticipate that our short term liquidity position will be very challenging. The critical outstanding component of our liquidity plan is the refinancing of our Revolving Credit Facility prior to its maturity on May 15, 2017. We have engaged an investment banking firm to facilitate a process to refinance the Revolving Credit Facility and provide additional debt capacity to fund our ongoing operations. However, the finalization of the restated consolidated financial statements until just recently has delayed the overall process. While the Company currently believes it will ultimately be successful in refinancing the Revolving Credit Facility, there is a very tight timeframe involved along with milestones which must be reached pursuant to the Fifteenth Amendment to Credit Agreement and Ninth Amendment to Limited Waiver Agreement which, among other things, extended the maturity date to May 15, 2017. As such, there is no assurance that we will be successful in our efforts.

        If we default on our current obligations prior to May 15, 2017 or do not raise additional capital in order to allow us to timely repay our outstanding obligations under the Revolving Credit Facility when they mature on May 15, 2017, we will need to seek (i) a further extension of the maturity date beyond May 15, 2017, (ii) a waiver of any defaults that arise or (iii) a forbearance agreement pursuant to which the lenders under the Revolving Credit Facility will forbear in the exercise of remedies against our assets when and if our borrowings under our Revolving Credit Facility become due and payable. Our lenders are under no obligation to grant such an accommodation. If they do not, the amount of the outstanding principal balance on the facility will become immediately due and payable. We do not currently have sufficient cash on hand to repay the balance, and a failure to do so would constitute a default.

        Upon a default under the Revolving Credit Facility, our senior secured lenders would have the right to accelerate the then-outstanding amounts under the Revolving Credit Facility and to exercise their rights and remedies to collect such amounts, which would include foreclosing on collateral constituting substantially all of our assets and those of our subsidiaries. Accordingly, a default could have a material adverse effect on our business. If our lenders under the Revolving Credit Facility exercise their rights and remedies, to the extent permitted by our Revolving Credit Facility and applicable law, we would likely be forced to seek bankruptcy protection and our investors could lose the full value of their investment in our common stock.

        It is possible that our liquidity position as of December 31, 2016 and continuing in early 2017 may result in our independent registered public accounting firm including an explanatory paragraph in the audit opinion that will accompany the audit of our financial statements for the year ended December 31, 2016, indicating that there is substantial doubt about our ability to continue as a going concern. The presence of any such explanatory paragraph may, among other negative effects, make it difficult for us to continue to negotiate acceptable payment terms with our vendors and customers or may result in one or more of our suppliers making demand for adequate assurance, which could include a demand for payment-in-advance. If we are unable to negotiate acceptable payment terms with our customers, or if any of our material suppliers were to successfully demand payment-in-advance, and we were unable to internally generate or externally raise cash in sufficient amounts to cover our resulting reduced liquidity, it could have a material adverse effect on our liquidity and may force us to seek bankruptcy protection. Other effects of such an explanatory paragraph may include negative perceptions among potential lenders and investors participating in our refinancing process, our customers and employees.

Off-Balance Sheet Transactions

        Our liquidity is currently not dependent on the use of off-balance sheet transactions, but in line with industry practice, we are often required to provide performance and surety bonds to customers and may be required to provide letters of credit. If performance assurances are extended to customers, generally our maximum potential exposure is limited in the contract with our customers. We frequently obtain similar performance assurances from third party vendors and subcontractors for work performed in the ordinary course of contract execution. However, the total costs of a project could exceed our original cost estimates, and we could experience reduced gross profit or possibly a loss for a given project. In some cases, if we fail to meet certain performance standards, we may be subject to contractual liquidated damages.

        As of December 31, 2015, we had a contingent liability for issued and outstanding standby letters of credit, generally issued to secure performance on customer contracts. As of December 31, 2015, the balance of standby letters of credit totaled approximately $9.8 million for U.S. entities and $10.8 million (U.S. dollars) for non-U.S. entities. Currently, there are no amounts drawn upon these letters of credit. In addition, as of December 31, 2015, we had outstanding surety bonds on projects of approximately $23.8 million. Our subsidiaries provide financial guarantees for certain contractual obligations in the ordinary course of business.

Contractual Obligations

        Our cash requirements as of December 31, 2015 for contractual obligations were as follows:

($ in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating Lease Obligations(1)	$11,152	$3,438	$3,957	$2,135	$1,622
Debt Obligations(2)	70,000	—	70,000	—	—

Total	$81,152	$3,438	$73,957	$2,135	$1,622

(1)
We enter into operating leases in the normal course of business. Some lease agreements provide us with the option to renew the leases or purchase the leased property. Our future operating lease payments would change if we exercised these renewal options and if we entered into additional operating lease agreements.

(2)
Debt obligations relate to amounts outstanding under our Revolving Credit Facility and exclude floating rate interest. Based on the amount of such debt at December 31, 2015, and the interest rate of 9.3% on the debt at December 31, 2015, such interest was being incurred at an annual rate of approximately $6.5 million.

        The table above does not include potential payments relating to our:

  •
  Uncertain tax positions of $4.5 million as of December 31, 2015, as we cannot reasonably predict the timing of the net cash outflows associated with the settlement of these obligations; or

  •
  Interest which may become due on the constantly changing outstanding balances under our Revolving Credit Facility, as we cannot reasonably predict the timing of the cash outflows associated with those payments.

        The table above, also, does not include certain subsequent events, including the sale and leaseback of certain properties in late 2016, which impacts future cash requirements. See "Explanatory Note—Subsequent Events" for further information.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

        We may be exposed to market risk through changes in interest rates and foreign currency exchange fluctuations. We have established policies to monitor and control these market risks.

        Foreign Exchange Rate Risk.    We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, particularly the Euro, Mexican Peso and Chinese Yuan. We do not believe movements in the foreign currencies in which we transact will significantly affect future net earnings. We may seek to minimize the impact of certain foreign currency fluctuations by hedging certain balance sheet exposures with foreign currency forward contracts. Any gain or loss from settling these contracts would be offset by the loss or gain derived from the underlying balance sheet exposures. Additionally, by policy, we do not enter into any hedging contracts for trading or speculative purposes.

        Interest Rate Risk.    Our primary market risk exposure is volatility of interest rates, primarily in the U.S. We are subject to interest rate changes on our LIBOR-based variable interest rate under our Revolving Credit Facility. As of December 31, 2015, we had $70.0 million outstanding on our Revolving Credit Facility. During 2015, we borrowed $58.0 million and repaid $33.0 million on our Revolving Credit Facility.

        Interest Rate Sensitivity.    Based on the absence of any term loan borrowings as of December 31, 2015, a 50 basis point fluctuation in short-term interest rates would have a $0.4 million impact on our expected pre-tax income on an annual basis.

Item 8.    Financial Statements and Supplementary Data.

        The financial statements and other information required by this Item are contained in the consolidated financial statements and related notes thereto contained elsewhere in this report.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        On December 16, 2015, we disclosed in a Current Report on Form 8-K (as amended on December 21, 2016), that BDO USA, LLP ("BDO") would serve as our independent registered public accounting firm with respect to the audit of the financial statements for our 2012 through 2014 fiscal years, but that BDO resigned as our auditor for our 2015 fiscal year. We promptly engaged in a process to select an independent registered public accounting firm for our 2015 fiscal year. As a result of that process, our management concluded that, among other considerations, appointing a single accounting firm to audit all outstanding fiscal years would be more efficient than using two firms and would present a greater likelihood of completing the restatement and bringing us current in our SEC reporting obligations more promptly.

        Based on the foregoing, our management recommended to the Board and the Audit Committee that, effective March 24, 2016, we dismiss BDO as our independent registered public accounting firm with respect to the audit and review of our financial statements for our 2012 through 2014 fiscal years, and appoint Hein & Associates LLP ("Hein") as our new independent registered public accounting firm for the periods covered by this Form 10-K. The Board and the Audit Committee each approved that change unanimously. Effective March 24, 2016, we retained Hein as our independent registered public accounting firm for all periods covered by this Form 10-K and to serve as our independent registered public accounting firm for subsequent periods.

        During our two most recent fiscal years ended December 31, 2014, and the subsequent interim period through the date of BDO's dismissal, there were no disagreements between us and BDO on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to BDO's satisfaction, would have caused BDO to make reference to the subject matter of the disagreement in their reports on our consolidated financial statements. BDO's audit reports on our consolidated financial statements for the years ended December 31, 2013 and 2014, when previously filed, did not contain any adverse opinion or disclaimer of opinion, nor was either report qualified or modified as to uncertainty, audit scope, or accounting principles. However, as stated in our Current Reports on Form 8-K, filed on May 6, 2015, October 26, 2015 and January 26, 2016 (the "Prior 8-Ks"), our previously filed 2012, 2013 and 2014 financial statements, including the previously filed auditor's reports on our 2012, 2013 and 2014 financial statements, and the auditor's reports on the effectiveness of our internal control over financial reporting as of December 31, 2012, 2013 and 2014, should no longer be relied upon in light of the subsequent restatement.

        As discussed in our Current Report on Form 8-K (as amended), filed on December 16, 2015 (together with the Prior 8-Ks, the "Original Reports"), prior to our dismissal of BDO, we discussed with BDO certain material weaknesses in our internal control over financial reporting relating to revenue recognition, inventory costing and warranty reserves. We have taken, and continue to take, meaningful steps to enhance our internal controls over financial reporting in connection with these material weaknesses and to strengthen our financial reporting and accounting functions. We believe the remediation measures that we are undertaking, which in some cases have already been implemented, have improved and will continue to improve the effectiveness of our internal control over financial reporting. However, we have not completed all of the corrective processes and procedures as described in more detail below under the caption "Part II—Item 9A. Controls and Procedures."

        Other issues that we discussed with BDO included those relating to the supporting documentation for manual journal entries (including potential internal control implications), a proposed change in accounting methodology for certain construction contracts from the "completed contract" method to the "percentage-of-completion" method, the recognition of revenue on projects that were completed at or after related warranty matters were identified, amounts of warranty accruals and the potential accounting impact of warranties that meet the definition of "extended warranties," recording of expected losses on ongoing construction contracts, and the timing of accrued severance benefits to certain employees. In addition, BDO and we concluded a need existed to perform a goodwill impairment review as a result of the anticipated restatement adjustments to the financial statements and a need to strengthen our internal audit function. With respect to the internal audit function, we and BDO discussed evaluating the competency and objectivity of the internal audit function and its ability to effectively perform its duties (such examination of the internal audit function, collectively with the matters described in the prior paragraph, and the first and second sentences of this paragraph, are referred to herein as the "Matters"). Members of our management and the Audit Committee discussed the Matters with BDO. However, at the time of BDO's dismissal, BDO had not completed its evaluation of the Matters, including the magnitude of any internal control deficiencies associated with manual journal entries or the internal audit function. Except for the Matters, there were no "reportable events," as defined in Item 304(a)(1)(v) of Regulation S-K of the rules and regulations of the SEC, during our years ended December 31, 2013 or 2014 or in any subsequent interim period. We have authorized BDO to respond fully to the inquiries of the successor accounting firm concerning the subject matter of the reportable event stated above.

        The Company provided BDO with a copy of the information required by Item 304(a) of Regulation S-K, which was also filed with the SEC in Current Reports on Form 8-K, filed on December 16, 2015 (as amended on December 21, 2015) and March 30, 2016 (as amended on April 4, 2016), respectively. The Company requested that BDO review such disclosures and provide a letter addressed to the SEC. Each such report was subsequently amended to attach as an exhibit the letter from BDO to the SEC.

        Pursuant to conversations with BDO, prior to their dismissal, and Hein, the Company is not aware of any financial interest, direct or indirect, held, in any capacity, by BDO, prior to its dismissal, or Hein in the Company or its subsidiaries.

Item 9A.    Controls and Procedures.

Restatement of Previously Issued Financial Statements

        As described in more detail above under the caption "Explanatory Note," the Audit Committee and our management concluded that our previously filed 2012, 2013 and 2014 consolidated financial statements should not be relied upon and required restatement. The audited restated financial statements for our 2013 and 2014 fiscal years, the unaudited restated selected data for 2011, the unaudited restated selected data for 2012 and the audited restated selected data for 2013 and 2014 is included in this report.

        In May 2015, an independent special committee of the Board (the "Special Committee") was formed to review the facts and circumstances relating to our determination to restate certain of our historical financial results. The Special Committee engaged independent counsel, and counsel engaged outside forensic accountants to assist in the review. The Special Committee's investigation is complete, and based on the evidence considered, the Special Committee did not find any intentional misconduct or fraud in connection with the preparation of the financial information to be restated.

Evaluation of Disclosure Controls and Procedures

        Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

        Under the supervision and with the participation of management, including our current Chief Executive Officer (who is our principal executive officer and who served as a member of our Board of Directors, but was not employed by us, at the time of the original filing of the Annual Report on Form 10-K for our 2014 fiscal year) and the current Chief Financial Officer of our Products segments (who is our principal financial officer as of the date of this report), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015.

        Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015, due to material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

        Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in the Internal Control—Integrated Framework (2013). The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2015, due to the material weaknesses described below.

        We had material weaknesses in our control environment and monitoring:

  •
  We did not establish and implement effective supervision over our finance and accounting processes and controls (including organizational structure and reporting hierarchy), and as a result, we did not make appropriate accounting determinations.

  •
  We did not effectively design and implement appropriate oversight controls over our period-end financial closing and reporting processes, and our review controls were not sufficient to ensure that errors would be detected in both routine and non-routine financial information.

  •
  We did not maintain a sufficient complement of qualified personnel with the requisite level of technical expertise to effectively analyze, review and conclude upon technical accounting matters, and thus, we were unable to successfully navigate such accounting matters and accurately report them in a timely manner.

        We had material weaknesses related to internal control monitoring and activities to support the financial reporting process:

  •
  We did not maintain effective controls over journal entries to ensure that journal entries were properly prepared with sufficient supporting documentation or were reviewed and approved in a manner that provided reasonable assurance over the accuracy and completeness of the journal entries.

  •
  We did not maintain effective controls over the monitoring and review of general ledger accounts, and as a result, account reconciliations and analysis were not performed at an appropriate level of detail and reconciling items were not resolved and adjusted on a timely basis.

  •
  We did not design and maintain effective controls to provide reasonable assurance over the accuracy and completeness relating to:

  •
  Recognizing revenue in accordance with the proper method, including percentage of completion and completed contract;

  •
  Tracking and completeness of work-in-process;

  •
  Matching cost of goods sold with related revenue;

  •
  Reviewing contract performance to estimate expected contract losses in a timely manner;

  •
  Properly reviewing, recognizing and recording the full scope of contracts and contract modifications with our customers;

  •
  Calculating and estimating warranty expense and warranty liabilities;

    •
    Estimating accrued liabilities;

    •
    Properly reviewing valuation models supporting the goodwill impairment;

    •
    Identification and proper elimination of intercompany transactions;

    •
    Determination and recording of foreign currency translation adjustments; and

    •
    Safeguarding of physical assets.

        We had material weaknesses related to information technology general controls:

  •
  We did not maintain effective controls over user access to key spreadsheets to prevent unauthorized modifications to formulas within key spreadsheet applications and to detect unauthorized changes or errors in key spreadsheet applications.

  •
  We did not maintain effective controls over user roles within accounting systems to allow for proper segregation of duties.

  •
  We did not maintain effective controls over system generated entries associated with foreign currency translation adjustments.

  •
  We determined that review processes and activities that relied on electronic data generated from our systems were ineffectively designed and incorrectly operating because of our material weakness in information technology general controls.

        We did not effectively monitor (review, evaluate and assess) the risks associated with the key internal control activities that provide the accounting information contained in our financial statements.

        These material weaknesses impacted our accounting for revenue recognition, work-in-process costing, cost of goods sold recognition, accrued liabilities and numerous other accounts. If not remediated, the internal control deficiencies described above could result in errors in our financial statements. Accordingly, we have taken, and continue to take, meaningful steps to enhance our disclosure controls and procedures and our internal controls over financial reporting in connection with the material weaknesses described above, and to strengthen our financial reporting and accounting functions.

        In order to remediate the material weaknesses in our control environment, we have enhanced our reporting structure to more clearly define roles, responsibilities, reporting obligations, and decisional authority and to centralize certain functions to ensure knowledgeable and experienced staffing within our accounting and financial reporting departments. We are also enhancing the technical quality of our accounting staff to support the application of GAAP accounting and financial reporting requirements. As we continue to enhance our staffing, we also have introduced training programs for accounting and operations personnel to ensure that our staff has the appropriate knowledge and expertise necessary to perform their assigned duties. In connection with the remediation of the material weaknesses in our control activities, we have enhanced our policies relating to the documentation, review and approval of journal entries and account reconciliations. To enhance our information technology controls, we are implementing systems and processes in order to create an effective segregation of duties, restrict user access to spreadsheets and applications and improve output controls over system generated entries. Finally, we are implementing procedures to enhance the level of communication and the understanding of our accounting and internal control policies and procedures in an effort to remediate the material weakness in our monitoring efforts.

        We believe the remediation measures that we have taken, and continue to take, will improve the effectiveness of our internal control over financial reporting. However, we have not completed all of the corrective processes and procedures identified above. As we continue to monitor the effectiveness of our internal control over financial reporting, we will perform additional procedures prescribed by management and will employ any additional tools and resources deemed necessary to provide assurance that our financial statements are fairly stated in all material respects. As our management continues to evaluate and work to improve our disclosure controls and procedures and internal control over financial reporting, we may determine to take additional measures to address these deficiencies or determine to modify certain of the remediation measures described above.

        Hein & Associates LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, also audited the effectiveness of our internal control over financial reporting as of December 31, 2015, as stated in their reports on pages F-2 and F-3 of this report.

Changes in Internal Control over Financial Reporting

        The material weaknesses in our internal control over financial reporting discussed above were identified after the filing of the Original Reports, and we have begun remediating those control deficiencies as discussed above. Other than the continued implementation of the remediation efforts described above, there were no changes in our internal control over financial reporting during the three months ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        None.

Part III

Item 10.    Directors, Executive Officers and Corporate Governance.

Our Board of Directors

        Each of the following individuals was a member of the Board as of December 31, 2015:

Name	Age	Position(s) and Office(s) Held with the Company
Terence J. Cryan	54	President, Chief Executive Officer and Director
Charles Macaluso	73	Chairman of the Board and Director
Carl Bartoli	78	Director
David Keller	62	Director
Robert B. Mills	67	Director
Michael E. Rescoe	64	Director
Michael E. Salvati	64	Director
Gary J. Taylor	63	Director

        In addition, each of the following individuals, who joined the Board subsequent to December 31, 2015, is a member of the Board as of the date this report:

Name	Age	Position Held with the Company
David A.B. Brown	73	Director
Linda Goodspeed	55	Director
Nelson Obus	70	Director

        The term for each of our directors expires at our next annual meeting of stockholders. Mr. Cryan, Mr. Macaluso, Mr. Mills, Mr. Taylor, Mr. Brown, Ms. Goodspeed and Mr. Obus have been nominated for re-election at our next annual meeting of stockholders. Directors that are re-elected at our next annual meeting of stockholders will be elected to serve until the next annual meeting or until their successors have been duly elected and qualified. There are no family relationships among any of the directors listed above or our executive officers.

        Set forth below is the specific experience, qualifications and background of each of the individuals listed above.

        Terence J. Cryan has served as a member of the Board of Directors since January 2008 and as our President and Chief Executive Officer ("CEO") since March 20, 2015. Mr. Cryan has over 30 years of international business experience based in both the United States and Europe. He serves as a director of Ocean Power Technologies Corporation and also served as a director of Superior Drilling Products Incorporated (June 2014 to December 2016). Until March 2015, he served as Managing Director of Concert Energy Partners, a New York City-based investment and private equity firm focused on the energy industry that he co-founded in 2001. From September 2011 through April 2012, he served as interim President and Chief Executive Officer of Uranium Resources Inc. He also served as President and Chief Executive Officer of Medical Acoustics LLC from 2007 through 2010. Prior to 2001, Mr. Cryan was a Senior Managing Director in the Investment Banking Division at Bear Stearns.

        Earlier in his career, Mr. Cryan served as a Managing Director, Energy & Natural Resources Industry Group and member of the Investment Banking Operating Committee at Paine Webber. Mr. Cryan joined Paine Webber following its acquisition of Kidder, Peabody in 1994.

        During the past five years, Mr. Cryan served as a director of Uranium Resources, Inc. (October 2006 to March 2016), The Providence Service Corporation (May 2009 to May 2011) and Gryphon Gold Corporation (August 2009 to December 2012). In January 2015, Mr. Cryan became a National

Association of Corporate Directors Board Leadership Fellow, one of the highest levels of credentialing for corporate directors and corporate governance professionals.

        Director Qualifications.    Mr. Cryan possesses extensive expertise in financings, mergers and acquisitions. He also has a broad energy industry background and executive-level experience. Mr. Cryan has over 20 years of experience in international business as an investment banker in the United States and Europe. As a co-founder of Concert Energy Partners and as former Managing Director, Energy & Natural Resources Industry Group at Paine Webber, Mr. Cryan has in-depth knowledge of the energy industry. In addition, Mr. Cryan brings extensive board-level experience, having served on the boards of a number of international companies.

        Charles Macaluso has served as Chairman of our Board of Directors since January 2008. Since 1998, Mr. Macaluso has been a principal of Dorchester Capital Advisors, LLC ("Dorchester Capital"), a management consulting and corporate advisory service firm focusing on operational assessment, strategic planning and workouts. Mr. Macaluso currently serves as a director of Darling Ingredients Inc., where he serves as lead director and chairman of its nominating and corporate governance committee, and Pilgrim's Pride Corporation, where he serves on the audit committee. He will serve as a director on the board of JBS Foods International B.V. following the company's effective listing on the New York Stock Exchange. Previously, Mr. Macaluso also served as a director of The Elder-Beerman Stores Corp. and Global Crossing Limited. Mr. Macaluso is also a member of the National Association of Corporate Directors.

        Director Qualifications.    Mr. Macaluso has had a career focused on operational assessment, strategic planning, crisis management and turnaround advisory services, most recently with Dorchester Capital. Dorchester Capital also has a significant commitment to representing the interests of investor groups as a member of the boards of directors at a diverse array of companies, and Mr. Macaluso brings with him a strong commitment to stockholders' interests. He also has extensive executive and financial expertise. In addition, Mr. Macaluso brings significant board expertise, including service as chairman on a number of public and private company boards and committees.

        Carl Bartoli has served as our Director since January 2008. Mr. Bartoli previously served as President and Chief Executive Officer of Foster Wheeler USA Corporation, an engineering, procurement, and construction services company, and Executive Vice President of Foster Wheeler International Corporation, a construction and engineering services company, for 13 years. As President and Chief Executive Officer of Foster Wheeler USA Corporation, he was responsible for the Process Plant Division, the Fire Heater Division, Foster Wheeler Constructors Corporation and Foster Wheeler Environmental Corporation. This followed a career in project and construction management at ABB Lummus Global (now CB&I/Lummus) and M.W. Kellogg Company (now KBR, Inc.) covering virtually all facets of the engineering, procurement, and construction of power generation, process, pharmaceutical and infrastructure facilities.

        Since his retirement from Foster Wheeler, Mr. Bartoli has established and serves as President of C. Bartoli Consultants, LLC serving the utility and process industry in the development and execution of capital projects. He has also participated in the preparation of strategic plans, organizational restructuring and acquisition due diligence of engineering and construction firms. Mr. Bartoli has been affiliated with the Construction Industry Institute, a research organization serving the engineering and construction industry, as a member of the board of advisors and executive committee. Mr. Bartoli is also a member of the National Association of Corporate Directors.

        Director Qualifications.    Mr. Bartoli is an engineering and construction business executive with over 40 years of domestic and international experience in the process and utility industry. His experience covers all facets of the engineering and construction industry, including project management, project development, senior line management and executive profit and loss management positions.

Mr. Bartoli has also served on the boards of directors of a number of Foster Wheeler Corporation affiliated companies. Since his retirement from Foster Wheeler (now AMEC-Foster Wheeler) and the establishment of C. Bartoli Consultants, LLC, he has participated in many consulting assignments for the power generation, process and energy industries. He is also a consultant leader with the Gerson Lehrman Group in the energy and industrials sector and is an advisor to Anellotech, Inc., a company developing a cellulosic biomass conversion technology for the production of petrochemicals, and Sundrop Fuels, Inc., a gasification-based advanced biofuels company.

        David Keller has served as a member of the Board of Directors since May 2015. From June 2014 to January 2015, Mr. Keller served as the Interim Chief Executive Officer of Ocean Power Technologies, Inc., a wave energy technology company. From September 2009 until his retirement in June 2012, he served as our President, Chief Executive Officer and Director. Mr. Keller previously served as the President and Chief Operating Officer of The Babcock & Wilcox Company ("B&W"), a wholly owned subsidiary of McDermott International, Inc. and provider of energy and environmental technologies and services for power and industrial markets, from March 2001 until his retirement in June 2007. During his tenure with B&W, Mr. Keller served as a Board Chairman or Director of subsidiaries and joint ventures in the People's Republic of China, Denmark, the United Kingdom, Australia and South Africa.

        During the past five years, Mr. Keller served as director of ThermoEnergy Corporation (April 2013 to May 2014) and Ocean Power Technologies Corporation (October 2013 to October 2015).

        Director Qualifications.    Mr. Keller possesses a comprehensive knowledge of the power generation industry. In addition to his experience and understanding in the industry, Mr. Keller also has significant executive management experience, having directly overseen sales, manufacturing, accounting, legal, supply chain and personnel functions of a business whose revenue reached approximately $2 billion under his management.

        Robert B. Mills has served as a member of the Board of Directors since October 2015. Since 2016, he has served as a member of the board of directors of Syncora Holdings Ltd., a publicly traded financial guarantee insurance company, and as a member of Syncora's audit committee since 2017. From 2010 to April 2015, Mr. Mills served as the Chief Operating Officer of Assured Guaranty, Ltd., another publicly traded financial guaranty insurance company. Prior to his role as Chief Operating Officer, Mr. Mills served as Chief Financial Officer of Assured Guaranty, Ltd. from 2004 to 2010. In connection with his role as Chief Operating Officer of Assured Guaranty, Ltd., Mr. Mills chaired the Management Committee, which established corporate policy and the strategic and tactical direction for the business, and served as a member of the board of directors of each of Assured Guaranty, Ltd.'s five separately regulated insurance companies. Prior to his time at Assured Guaranty, Mr. Mills served as Chief Operating Officer and Chief Financial Officer of the Americas Region of UBS AG from 1994 to 2004. From 1971 to 1994, Mr. Mills worked for KPMG and was elected to the partnership in 1981. He is a Certified Public Accountant and a Certified Global Management Accountant.

        Director Qualifications.    Mr. Mills is a Certified Public Accountant and has served as Chief Financial Officer and Chief Operating Officer, most recently for Assured Guaranty, Ltd., a public company. Mr. Mills has extensive financial expertise and a thorough understanding of financial statements, corporate finance and accounting and will be able to provide financial and accounting expertise to the Board of Directors.

        Michael E. Rescoe has served as our Director since July 2014. Mr. Rescoe served as executive vice-president and chief financial officer of Travelport Ltd., a privately held travel services company, from November 2006 until October 2009. He served as executive vice president and chief financial officer of the Tennessee Valley Authority, a federal corporation that is the nation's largest public power provider, from July 2003 until November 2006. Mr. Rescoe was a senior officer and the chief financial officer of 3Com Corporation, a global technology manufacturing company specializing in Internet connection technology for both voice and data applications, from April 2000 until November 2002. Prior thereto, Mr. Rescoe was associated with Forstman Little, a leveraged buyout firm and prior to that, Mr. Rescoe was chief financial officer of PG&E Corporation, a power and natural gas energy holding company. Mr. Rescoe has also served as a senior investment banker with Kidder, Peabody and a senior managing director of Bear Stearns specializing in the energy and utility section offering strategy and capital markets expertise. From December 2003 until October 2011, Mr. Rescoe served as a director of Global Crossing Ltd., where he served as chairman of the audit committee. Mr. Rescoe also served as a director of Darling Ingredients Inc. from May 2011 until February 2014, where he served as the audit committee chair and on the compensation committee.

        Director Qualifications.    Mr. Rescoe has extensive experience in the energy industry and so has a strong understanding of the business in which we engage. In addition to his industry experience, Mr. Rescoe has a strong financial background, including a deep understanding of financial statements, corporate finance, accounting and capital markets, and so is able to provide financial expertise to the Board of Directors.

        Michael E. Salvati has served as our Director since August 2011. Since December 2000, Mr. Salvati has been President at Oakridge Consulting, Inc., which provides interim management, management consulting and corporate advisory services to companies ranging in size from start-ups to multinational corporations. From February 2004 to May 2004, Mr. Salvati served as Chief Financial Officer of AMI Semiconductor, Inc. From September 1998 to February 2000, Mr. Salvati was Executive Vice President and Chief Operating Officer of National Financial Partners, Corp. From June 1996 to June 1998, Mr. Salvati was Chief Financial Officer of Culligan Water Technologies, Inc., where he oversaw the completion of nearly 50 acquisitions over a period of 18 months. Mr. Salvati was a partner at KPMG Peat Marwick LLP from 1990 to 1996.

        Mr. Salvati is a Certified Public Accountant and member of the American Institute of Certified Public Accountants, Illinois CPA Society. He currently serves as a member of the board of directors and Chair of the audit committee and member of the compensation committee of Apollo Commercial Real Estate Finance Inc., positions he has held since September 2009 and as a member of the board of directors and the audit committee of MidCap FinCo Ltd. and MidCap FinCo Holdings Ltd. Mr. Salvati's previous board memberships include Things Remembered, Inc., Lazydays, Inc., NCH Nu World Marketing, Ltd., Coho Energy, Inc., Prime Succession, Inc. and Castle Holdco 4, Ltd. Mr. Salvati is also a member of the National Association of Corporate Directors.

        Director Qualifications.    Mr. Salvati has significant experience in the area of corporate advisory services, with an emphasis on strategic planning, capital structure and mergers and acquisitions. In his prior executive positions he was directly responsible for managing acquisition-led growth within the relevant companies which are skills that we believe bring value to the Company. Mr. Salvati's service on multiple public and private company boards over the last twelve years provides us with valuable insights into many of the issues that we face and useful perspectives in relation to compensation and corporate governance matters. Mr. Salvati, as a former auditor, has significant experience and expertise in finance, controls, accounting and audit matters.

        Gary J. Taylor has served as a member of the Board of Directors since October 2015. From 2007 to 2012, Mr. Taylor was the Group President, Utility Operations of Entergy Corporation. As Group President, he was responsible for the financial and operational results for six electric utility companies and two natural gas companies, with a collective total of 2.9 million customers and $9.0 billion in annual revenues. From 2003 through 2007, Mr. Taylor served as the Chief Executive Officer and Chief Nuclear Officer for Entergy Nuclear, a subsidiary of Entergy Corporation. From 2000 through 2003, he served as the Chief Operating Officer for the Entergy Corporation subsidiary Entergy Nuclear South, and from 1995 through 2000, he served as Vice President and Chief Nuclear Officer of the VC Summer Nuclear station at SCANA Corporation. Mr. Taylor has served as a member of the board of the U.S. Chamber of Commerce and chaired the Energy, Clean Air and Natural Resources Committee. He also served on the board of the United Way of Greater New Orleans, along with the executive committee of the Nuclear Energy Institute, the board of directors of the Institute of Nuclear Power Operations and the board of the American Nuclear Society. He is currently a Trustee of the Virginia Military Institute foundation.

        Since July 2016, Mr. Taylor has served as President and Chief Executive Officer of SERC Reliability Corporation, a non-profit corporation responsible for promoting and improving the reliability and critical infrastructure of the bulk power system in the southeast United States. From February 2015 until July 2016, Mr. Taylor served as Vice President and Chief Operating Officer of SERC Reliability Corporation. He has also been the principal consultant at EnextConsulting, LLC since June 2012.

        Director Qualifications.    Mr. Taylor has extensive experience in the energy services industry and a deep understanding of our business. He has prior experience on a boards of directors and in management rolls. Since his retirement from Entergy Corporation, Mr. Taylor has continued to serve as an executive for a non-profit corporation focused on the energy industry and a management consulting firm.

        David A.B. Brown has served as a member of the Board of Directors since May 2016. Mr. Brown currently serves as chairman of the board of directors of Layne Christensen Company and as a member of the board of directors of EMCOR Group, Inc. From June 25, 2014 to January 1, 2015, Mr. Brown also served as President and Chief Executive Officer of Layne Christensen Company, a global water management, construction, and drilling company. He served as a member of the board of directors of Hercules Offshore, Inc. from November 2015 to December 2016. Mr. Brown was the chairman of the board of directors of Pride International, Inc., a leading provider of offshore contract drilling and related services to oil and natural gas companies worldwide, from May 2005 to May 2011. Mr. Brown served as a director of Ensco plc from May 2011 to May 2014. For more than five years prior to May 2005, Mr. Brown was president of The Windsor Group, a management consulting firm of which he was a co-founder. From 2001 to 2006, Mr. Brown was a member of the board of directors of Mission Resources, Inc.; from 2001 to 2007, a director of NS Group, Inc.; and from 2006 to 2007, a director of Petrohawk Energy Corp. Mr. Brown is a member of the National Association of Corporate Directors.

        Director Qualifications.    Mr. Brown has extensive financial and management experience. He is a Chartered Public Accountant and a Chartered Accountant and has served in multiple roles for public companies. Mr. Brown has financial expertise, a thorough understanding of financial statements, corporate finance and accounting and extensive experience with public companies, all of which makes him a valued member of the Board of Directors.

        Linda Goodspeed has served as a member of the Board of Directors since May 2016. She is currently the Chief Operating Officer and a Managing Partner at WealthStrategies Financial Advisors (a registered investment advisory firm), positions she has held since 2007, and currently serves as a member of the board of directors of each of Columbus McKinnon Corp., American Electric Power Co., Inc. and AutoZone, Inc. She had served as Senior Vice President and Chief Information Officer of The ServiceMaster Company, a provider of home services, from 2011 to 2014. From 2008 to September 2011, Ms. Goodspeed served as Vice President, Information Systems and Chief Information Officer for Nissan North America, Inc., a subsidiary of Nissan Motor Company, a global manufacturer of vehicles. From 2001 to 2008, Ms. Goodspeed served as Executive Vice President at Lennox International, Inc., a global manufacturer of air conditioning, heating and commercial refrigeration equipment. Ms. Goodspeed is a registered investment advisor.

        Director Qualifications.    Ms. Goodspeed's extensive experience in management roles and as a member of the board of director of public companies makes her well qualified to serve as a director of the Company. She has held multiple key strategic and operational roles with several large global companies and in information technology and currently serves on three other boards of public companies. Ms. Goodspeed is also a registered investment advisor.

        Nelson Obus has served as a member of the Board of Directors since May 2016. Mr. Obus has served as president of Wynnefield Capital, Inc. since November 1992 and as the managing member of Wynnefield Capital Management, LLC since January 1997. Wynnefield Capital Management manages two partnerships and Wynnefield Capital, Inc. manages one partnership, all three of which invest in small-cap value U.S. public equities. Mr. Obus has served on the board of Layne Christensen Company since 2004. From 2001 to 2006, Mr. Obus served as a member of the board of directors of Sylvan Inc., a NASDAQ-listed company specializing in producing and distributing mushroom spawn. Mr. Obus served as a member of the board of directors of Gilman Ciocia, Inc., a company that provides income tax preparation, accounting and financial planning services from September 2007 to January 2012. From January 2012 to December 31, 2015, Mr. Obus also served as a member of the board of directors of Breeze-Eastern Corporation, a company that designs, develops, manufactures, sells and services sophisticated mission equipment for helicopters.

        Director Qualifications.    Mr. Obus' pertinent experience, qualifications, attributes and skills include: financial literacy and expertise, capital markets expertise and managerial experience gained through his leadership roles and ownership interest in related investment management companies, Wynnefield Capital Management, LLC and Wynnefield Capital, Inc., and the knowledge and experience he has from attained from service on other public company boards.

        Each of Messrs. Macaluso, Cryan, Taylor and Mills was recommended for nomination by the Nominating and Corporate Governance Committee of the Board (the "Nominating and Corporate Governance Committee"), and was nominated for election by the full Board of Directors. Mr. Brown, Mr. Obus and Ms. Goodspeed were each nominated for election by the full Board of Directors, including the members of the Nominating and Corporate Governance Committee. Messrs. Macaluso and Cryan were appointed as our directors by the Bankruptcy Court upon our emergence from bankruptcy in January 2008. Mr. Obus and Mr. Brown were appointed to the Board pursuant to an election and nomination agreement. All of our directors were re-elected for new one-year terms at our Annual Meeting of Stockholders held on May 8, 2015, excluding Mr. Taylor, Mr. Mills, Ms. Goodspeed, Mr. Brown and Mr. Obus, who were not appointed as directors until after the 2015 Annual Meeting of Stockholders.

Executive Officers and Key Employees of the Registrant

        The following sets forth information regarding our executive officers and key employees as of December 31, 2015. Executive officers are appointed by, and hold office at the discretion of, our Board of Directors, subject to the terms of any employment agreements.

Name	Position
Terence J. Cryan	President and CEO
Craig E. Holmes	Senior Vice President of Finance
Timothy M. Howsman	Chief Financial Officer, Products and Principal Financial Officer
Tracy D. Pagliara	Senior Vice President, Chief Administrative Officer, General Counsel and Secretary
Keri Jolly	Chief Human Resources Officer (August 2014 until April 2016)

        Terence J. Cryan, age 54, has served as a member of the Board of Directors since January 2008 and as our President and Chief Executive Officer ("CEO") since March 20, 2015. Mr. Cryan has over 30 years of international business experience based in both the United States and Europe. He serves as a director of Ocean Power Technologies Corporation and also served as a director of Superior Drilling Products Incorporated (June 2014 to December 2016). Until March 2015, he served as Managing Director of Concert Energy Partners, a New York City-based investment and private equity firm focused on the energy industry that he co-founded in 2001. From September 2011 through April 2012, he served as interim President and Chief Executive Officer of Uranium Resources Inc. He also served as President and Chief Executive Officer of Medical Acoustics LLC from 2007 through 2010. Prior to 2001, Mr. Cryan was a Senior Managing Director in the Investment Banking Division at Bear Stearns.

        Earlier in his career, Mr. Cryan served as a Managing Director, Energy & Natural Resources Industry Group and member of the Investment Banking Operating Committee at Paine Webber. Mr. Cryan joined Paine Webber following its acquisition of Kidder, Peabody in 1994.

        During the past five years, Mr. Cryan served as a director of Uranium Resources, Inc. (October 2006 to March 2016), The Providence Service Corporation (May 2009 to May 2011) and Gryphon Gold Corporation (August 2009 to December 2012). In January 2015, Mr. Cryan became a National Association of Corporate Directors Board Leadership Fellow, one of the highest levels of credentialing for corporate directors and corporate governance professionals.

        Craig E. Holmes, 59, has served as the Company's Senior Vice President of Finance since September 2015. Previously, he served as the Chief Financial Officer of Goodman Networks Incorporated, from October 2014 to March 2015. Prior to this he served as Chief Financial Officer of Sizmek, Inc. (formerly Digital Generation, Inc.), a publicly traded open ad management platform company, from October 2012 through its spinoff, merger and company relocation in May 2014. Mr. Holmes served as Chief Financial Officer of Quickoffice, Inc., a global leader in mobile productivity solutions, from May 2011 through its sale to Google, Inc. in July 2012. From November 2009 to April 2011, Mr. Holmes provided advisory and consulting services to the board and management of Enfora Inc., a privately held global manufacturing and software development company. Mr. Holmes also previously served as Chief Financial Officer at two publicly traded corporations, EXCEL Communications (April 1995 to May 1999) and Intervoice, Inc. (August 2003 to November 2009). Mr. Holmes began his career at Arthur Andersen, where he rose to Partner level before leaving to join EXCEL Communications. He currently serves on the board of directors of Hobi International, Inc., where he has served since August 2009, and Independent Bank Group, where he has served since April 2013 and currently serves as chairman of the audit committee.

        Timothy M. Howsman, 56, has served as our Chief Financial Officer, Products since April 2015 and has concurrently served as our Principal Financial Officer since November 2015. He previously served as our Corporate Controller from August 2014 through March 2015. Prior to joining the Company, Mr. Howsman served as the Vice President, Controller of Blue Lynx Media, LLC, the accounting shared service center for Tribune Publishing, from May 2011 through July 2014. Prior to joining Blue Lynx Media, Mr. Howsman held positions of increasing responsibility in the accounting department of Dresser, Inc., an international manufacturing company providing highly engineered products primarily to the energy sector, from April 2006 to January 2011. During his tenure at Dresser, his roles included serving as the Assistant Corporate Controller and Director, Accounting Center. Mr. Howsman began his career working for one of the former Big Eight public accounting firms, after which he worked in various industries and held positions of increasing responsibility in both accounting and finance as well as operations. He is a Certified Public Accountant, Certified Management Accountant and Certified Internal Auditor.

        Tracy D. Pagliara, 54, has served as our Chief Administrative Officer, General Counsel and Secretary since January 2014, and as Senior Vice President since November 2015. He previously served as our General Counsel, Secretary and Vice President of Business Development from April 2010 through December 2013. Prior to joining the Company, Mr. Pagliara served as the Chief Legal Officer of Gardner Denver, Inc., a leading global manufacturer of highly engineered compressors, blowers, pumps and other fluid transfer equipment, from August 2000 through August 2008. He also had responsibility for other roles during his tenure with Gardner Denver, including Vice President of

Administration, Chief Compliance Officer and Corporate Secretary. Prior to joining Gardner Denver, Mr. Pagliara held positions of increasing responsibility in the legal departments of Verizon Communications/GTE Corporation from August 1996 to August 2000 and Kellwood Company from May 1993 to August 1996, ultimately serving in the role of Assistant General Counsel for each company. He is a member of the Missouri and Illinois State Bars and is a Certified Public Accountant.

        Keri Jolly, 49, served as our Chief Human Resources Officer from August 2014 until April 2016. Prior to joining the Company, she served as Chief Human Resources Officer for Vertex Business Services, a provider of information technology professional services and business process outsourcing for the utilities industry, from 2011 to 2014. She also formerly served as Senior Vice President, Human Resources for Invensys Operations Management, a global manufacturer and provider of automation and information technology systems, software solutions and consulting for manufacturing industries across 80 countries, from 2007 to 2011. Earlier in her career, Ms. Jolly held executive-level positions at United Health Group, American Express and GE Capital.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires that our executive officers, directors and persons who own beneficially more than 10% percent of our outstanding Common Stock file reports of ownership and changes in ownership and furnish us with copies of all Section 16(a) reports so filed. To our knowledge, based solely on a review of these reports filed with the SEC and certain written representations furnished to us, we believe that our executive officers and directors complied with all applicable Section 16(a) filing requirements during 2015, except that one Form 4 reporting a grant of options to Mr. Cryan was not timely filed.

Code of Business Conduct and Ethics and Corporate Governance Guidelines

        The Board has adopted a Code of Business Conduct and Ethics, which outlines the principles of legal and ethical business conduct under which we do business. The Code of Business Conduct and Ethics is applicable to all of our directors, officers and employees. The Code of Business Conduct and Ethics is available under the heading "Corporate Governance" of the Investor Relations section of our website at http://www.globalpower.com/. Upon request to our Secretary, we will provide a copy of the Code of Business Conduct and Ethics free of charge. Any substantive amendment of the Code of Business Conduct and Ethics, and any waiver of the Code of Business Conduct and Ethics for executive officers or directors, will be made only after approval by the Board or a committee of the Board, and will be disclosed on our website. In addition, any such waiver will be disclosed within four days on a Form 8-K filed with the SEC if then required by applicable rules and regulations.

        In addition, the Board has adopted Corporate Governance Guidelines. The Corporate Governance Guidelines address issues such as the criteria and requirements for the selection and retention of members of the Board, the procedures and practices governing the operation and compensation of the Board and the principles under which management shall direct and operate the business of the Company and its subsidiaries. The Corporate Governance Guidelines are available under the heading "Corporate Governance" of the Investor Relations section of our website at http://www.globalpower.com/. Upon request to our Secretary, we will provide a copy of the Corporate Governance Guidelines free of charge. Any substantive amendment of the Corporate Governance Guidelines will be made only after approval by the Board or a committee of the Board, and will be disclosed on our website.

Board's Role in Risk Oversight

        The Board as a whole has ultimate responsibility for risk oversight and the standing committees of the Board assist in fulfilling this responsibility. In particular, the Audit Committee oversees risk management in the areas of internal control over financial reporting, disclosure controls and procedures and legal and regulatory compliance. The Audit Committee also reviews with management our policies and practices with respect to risk assessment and management, and our exposure to material financial risk and management's efforts to monitor and control such exposure. The Compensation Committee of the Board (the "Compensation Committee") oversees our compensation programs and reviews the conduct incented by those programs, including the impact on risk-taking by our executive officers and employees, as further described under "Part III—Item 11. Executive Compensation—Compensation Discussion and Analysis" below. The Nominating and Corporate Governance Committee oversees the organization, membership and structure of the Board and our corporate governance practices. The committee members regularly report to the full Board on material developments in their areas of oversight.

Director Independence

        Our Board of Directors has reviewed the criteria for determining the independence of our directors under the SEC rules. It has affirmatively determined that currently each of Messrs. Macaluso, Bartoli, Rescoe, Salvati, Taylor, Mills, Brown, Obus and Ms. Goodspeed is independent under such criteria. Accordingly, during 2015 and continuing through the filing date of this 10-K, our Board of Directors has been comprised of a substantial majority of directors who qualify as independent directors under the rules adopted by the SEC.

        In considering the independence of our directors, the Board of Directors specifically addressed those matters disclosed in "Part III—Item 13. Certain Relationships and Related Transactions, and Director Independence." There were no specific transactions, relationships or arrangements that were considered by the Board of Directors in determining the independence of any of our directors. Of the independent directors listed in the immediately preceeding paragraph, Messers. Bartoli, Salvati and Rescoe will not stand for re-election at the next Annual Meeting of the Company's stockholders, and therefore, effective as of the date of the Annual Meeting, they will no longer be members of the Board of Directors or any committee thereof.

Audit Committee Financial Expert

        We currently have a standing Audit Committee, which, as of the date of this report, was composed of Mr. Mills, as chairman, and Messrs. Bartoli, Salvati, Rescoe, Brown and Ms. Goodspeed. Our Board of Directors has determined that:

  •
  Each of Ms. Goodspeed, Mr. Brown, Mr. Rescoe, Mr. Salvati and Mr. Mills qualifies as an "audit committee financial expert," as defined by Item 407(d)(5) of Regulation S-K; and

  •
  Each member of the Audit Committee:

  •
  meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act,

  •
  has not participated in the preparation of the financial statements of the Company or any current subsidiary of the Company at any time during the past three years and

  •
  is able to read and understand fundamental financial statements, including a company's balance sheet, income statement and cash flow statement.

Item 11.    Executive Compensation.

Compensation Discussion and Analysis

        This Compensation Discussion and Analysis provides a summary of the compensation arrangements and decisions with respect to our named executive officers. Our named executive officers for 2015 are:

Name	Position
Terence J. Cryan	President and CEO
Timothy M. Howsman	Chief Financial Officer, Products and Principal Financial Officer
Tracy D. Pagliara	Senior Vice President, Chief Administrative Officer, General Counsel and Secretary
Luis Manuel Ramírez	Former President and Chief Executive Officer(1)
Raymond K. Guba	Former Senior Vice President and Chief Financial Officer(1)
Keri Jolly	Former Chief Human Resources Officer(1)
Ross Marcoot	Former President of Global Power Services(1)

(1)
Mr. Ramírez, Mr. Guba, Ms. Jolly and Mr. Marcoot ceased employment with the Company on March 20, 2015, and September 24, 2015, May 2, 2016 and July 11, 2016, respectively.

Section 1: Executive Summary

Compensation Objectives for 2015

        The overriding objective of our compensation program in 2015 was to attract and retain a quality management team capable of re-establishing a solid foundation for our business through process discipline, operating rigor and accountability, while continuing to provide our customers with high quality products and services.

        During 2015, our Compensation Committee and the Board were focused on a number of key changes in executive management, including the search and recruitment of a CEO, along with retaining our core executive team and attracting new executive talent. The management changes occurred during a period of disappointing financial results and a financial restatement process. During this challenging transition period, it was critically important to focus our named executive officers on operating the business and executing strategic initiatives that were designed to improve our financial results on both a short-term and long-term basis. Therefore, in order to maintain stability and retain executive talent during this transition period, and to align the interests of our management team with our stockholders' interests, the Compensation Committee approved a number of fundamental changes to our compensation program in 2015, as described in more detail below.

CEO Compensation

        In 2015 we began a management transition, including the appointment of Mr. Cryan as interim President and CEO following the resignation of Luis Manuel Ramírez, our former CEO, on March 20,

2015. In connection with his initial appointment as CEO, Mr. Cryan entered into a letter agreement with the Company, dated as of March 20, 2015 (the "Letter Agreement").

Compensation	Business Reasons for Letter Agreement

Base salary: $48,083 per month

Stock option: 122,000 shares with a 5-year term and an exercise price of $13.85 per share (32,000 option shares of were fully vested on the grant date and the remaining 90,000 shares vested in monthly installments from June 2015 through February 2016)

Reimbursements: Temporary housing, meals and travel costs

•

Mr. Cryan's industry background and prior service on the Board uniquely positioned him to immediately assume the role of CEO upon Mr. Ramírez's resignation and lead the Company during its search for a successor.

•

The terms of the Letter Agreement were negotiated between Mr. Cryan and the Compensation Committee and were necessary to induce Mr. Cryan to assume his temporary role.

        In April 2015, early in his initial engagement as CEO, Mr. Cryan led an extensive evaluation of our strategies, operations and leadership team. In connection with this evaluation process, in May 2015, we became aware of accounting practices and errors requiring financial restatements. On June 26, 2015, we entered into an employment agreement with Mr. Cryan to secure his services through the restatement process and beyond. The new employment agreement superseded the Letter Agreement and provides:

Compensation	Business Reasons for Employment Agreement

Term: Through June 1, 2017, and potential successive one-year renewals

Base salary: $675,000 per year, retroactive to June 1, 2015

Signing bonus: $212,300

Annual incentive: 80% of annual base salary (pro-rated for 2015), based on achievement of pre-established goals

Reimbursements: Round trip airline tickets (and related ground transportation and parking) for up to two monthly trips home

RSUs: 100,000 RSUs, vesting on a quarterly basis through June 1, 2017. The employment agreement provided that this award would not be approved by the Compensation Committee until the Company completed the restatement of its financial results. As the restatement process took longer than initially anticipated, the Compensation Committee approved the award in April 2016. This award is not reflected in the Summary Compensation Table because the grant date did not occur until 2016.

•

In light of the uncertainty created by the need for the financial restatement and Mr. Cryan's strong performance and leadership as CEO over the prior three months, the Board believed that it was imperative to secure Mr. Cryan's long-term engagement and commitment as CEO.

•

The terms of the employment agreement were negotiated between Mr. Cryan and the Compensation Committee and were necessary to induce Mr. Cryan to continue his role as CEO and navigate the Company through the financial restatement process and operational turnaround.

•

The restatement process affected our ability to establish and measure long-term metrics without an effective baseline of historical financial performance. Therefore, the Compensation Committee was not in a position to link any portion of the RSUs to objective performance metrics. The Compensation Committee believed that the grant of time-based RSUs was an important retention incentive for Mr. Cryan that would help further align his interests with those of our stockholders.

Retention Actions

        In 2015, there were increased retention concerns due to the uncertainty inherent in the business and leadership transitions discussed above and the significant undertaking that was involved in the financial restatement process and operational turnaround. The Compensation Committee also recognized that prior grants of performance-based RSUs in 2012, 2013, 2014 and 2015 were unlikely to vest, negatively impacting share ownership levels for our named executive officers. Without sufficient share ownership levels, there would be a weakened link between the interests of our named executive officers and the interests of our stockholders. For these reasons, the Compensation Committee implemented the following program in 2015 to enhance retention incentives:

  •
  For the 2015 annual grant cycle, we established the fraction of performance-based long-term incentive ("LTI") opportunities at 1/2 of the total amount of LTI opportunities awarded.

  •
  Effective March 31, 2015, we granted retention awards in the form of time-based RSUs to Messrs. Pagliara and Marcoot and Ms. Jolly valued at $120,000; to Mr. Guba valued at $230,000; and to Mr. Howsman valued at $33,007. The retention awards vested in full on June 30, 2016.

  •
  In connection with Mr. Pagliara's appointment as Senior Vice President and in recognition of his past and anticipated contributions to us, we granted 50,000 time-based RSUs to Mr. Pagliara, which vest in two equal installments on each of September 30, 2016 and September 30, 2017, and increased his base salary by 15% effective November 2, 2015.

  •
  In connection with Mr. Howsman's appointment as interim principal financial officer and in light of his increased duties, we granted 30,000 time-based RSUs to Mr. Howsman, which vest in two equal installments on each of December 31, 2016 and December 31, 2017, increased his base salary by 11% effective November 2, 2015 and increased his target short-term incentive ("STI") opportunity from 40% to 50% of his annual base salary.

  •
  In light of the restatement, the Compensation Committee determined that the goals for the 2015 performance-based RSUs were not valid because the baseline for the goals was predicated on financials that would be materially impacted by the restatement. Therefore, we converted the outstanding 2015 performance-based RSUs to time-based RSUs to motivate and retain the executives, which awards will vest, subject to continued employment, in equal installments over a three year period.

The Compensation Committee approved the following additional retention incentives in 2016:

  •
  In order to encourage Mr. Howsman's full attention and dedication to the Company in his role as interim principal financial officer, he received the following additional retention incentives in March 2016: (i) a retention bonus opportunity equal to $125,000, provided that he remains continuously employed with the Company and its affiliates until the date the Company completes and makes an initial filing of its restated financials for required periods prior to 2015 and the original filing of its 2015 financials, or, if earlier, March 31, 2017, which shall be in lieu of any incentive opportunity under the 2016 STI program; (ii) a discretionary bonus of $150,000 that was paid in March 2016, subject to repayment if he voluntarily resigns from the Company and its affiliates, or if the Company terminates his employment for "cause," in either case prior to the vesting date of the retention bonus; (iii) reimbursement of up to $3,700 for relocation costs and of up to $3,000 per month for temporary living expenses through March 31, 2017 (or if earlier, through the date of termination of employment); and (iv) the opportunity to accrue vacation time in excess of the maximum limits imposed under the Company's vacation policy.

  •
  We did not expect any of the 2014 performance-based RSUs to become payable because achievement of the threshold operating margin and Relative TSR (as defined below) goals for the 2014-2016 performance period was not reasonably probable. As a result, in June 2016, the

    Compensation Committee converted the outstanding 2014 performance-based RSUs to time-based RSUs to motivate and retain the executives. The converted awards will vest, subject to continued employment, through an extended vesting date of December 15, 2017.

  •
  On August 5, 2016, the Compensation Committee approved a new 2016 LTI program design, which was intended to enhance retention incentives and drive sustained stock price appreciation. Each named executive officer's award opportunity under the 2016 LTI program consisted of two components of roughly equal value:

  •
  Performance-based RSUs, which generally vest in two equal installments on March 30, 2017 and March 30, 2018, provided that the applicable performance goal has been satisfied by each such date (and, if not, through the date the applicable performance goal is subsequently achieved, which must occur within five years after the date of grant). The applicable performance goal will be satisfied if the Company achieves a per share price greater than or equal to $5.50 for any period of 30 consecutive trading days during the five-year period ending on the fifth anniversary of the date of grant. If earned, the performance-based RSUs will be paid in shares.

  •
  Time-based RSUs, which generally vest on March 30, 2018. The time-based RSUs initially are denominated as a cash award, and will be converted to and settled in shares only if our stockholders approve the authorization for issuance under our equity plan of the number of shares necessary to settle the awards. If our stockholders do not approve the reservation of sufficient shares under our 2015 Equity Incentive Plan, all or a portion of the time-based RSUs (to the extent they become vested) will be settled by payment of cash or other property, rather than by delivery of shares.

Pay-for-Performance

        The Compensation Committee traditionally has designed the compensation program for our named executive officers to be closely aligned with Company performance and, as demonstrated below, our program continued to be strongly aligned to performance in 2015:

Compensation Item	Pay-for-Performance Alignment
2015 STI Program

•

We did not achieve the threshold level for the 2015 consolidated EBITDA goal or the corporate adjusted EBITDA goal. As a result, none of the named executive officers, other than Mr. Marcoot, received a STI payout for 2015. Mr. Marcoot received a payout equal to 77% of his target opportunity because our Services segment achieved approximately 115% of its adjusted EBITDA goal (which comprised 50% of his total STI opportunity).

2012 Performance-Based RSUs	• None of the performance-based RSU awards granted in 2012 and allocated to the 2015 performance period was earned because our threshold operating income goal for 2015 was not achieved.
2013 Performance-Based RSUs	• None of the performance-based RSU awards granted in 2013 was earned because our threshold operating margin and Relative TSR goals for the 2013 - 2015 performance period were not achieved.
CEO Stock Options

•

Mr. Cryan received a stock option covering 122,000 shares on March 23, 2015 with an exercise price of $13.85 per share. As of March 10, 2017, this stock option was "underwater," meaning that the exercise price per share significantly exceeded the closing price of our shares on that date.

Our Compensation Policies and Practices

  •
  Stock Ownership Guidelines.  Our stock ownership guidelines require the officers of the Company to hold a minimum level of the Company's shares of Common Stock; for the CEO, the lesser of three times his base salary or 75,000 shares, and for the other named executive officers, the lesser of two times his or her base salary or 40,000 shares. These guidelines ensure that each executive has personal wealth tied to the long-term success of the Company and is therefore aligned with stockholder interests.

  •
  No Hedging or Pledging of Company Stock.  Our insider trading policy prohibits our employees, officers and directors from engaging in hedging transactions involving Company stock or holding Company stock in a margin account. Additionally, our employees, officers and directors may only pledge securities with the consent of the Company. No named executive officer or director has pledged securities.

  •
  Claw-Back Policy.  We maintain a "claw-back" policy, under which our Board has the ability to require our executive officers to forfeit or repay STI awards and other performance-based compensation if:

  •
  The payment, grant or vesting of the compensation was based upon financial results that were subsequently restated;

  •
  The Board determines, in its sole discretion, that the officer engaged in fraud or misconduct that caused or contributed to the need for the restatement;

  •
  The officer received more compensation than he or she would have received if the financial results had been properly reported; and

  •
  The Board determines, in its sole discretion, that forfeiture or repayment of all or a portion of the officer's performance-based compensation is in the best interest of the Company and its stockholders.

As described in more detail in a Form 8-K filed on January 21, 2016, the Company did not find any intentional misconduct or fraud in connection with the preparation of the financial information that the Company restated. Therefore, the independent members of the Board determined that the claw-back policy would not apply.

  •
  No Excise Tax Gross-Ups.  We do not provide excise tax gross-ups for severance benefits received in connection with a change in control of the Company.

  •
  Double Trigger Vesting.  Our 2015 Equity Incentive Plan provides for "double trigger" vesting of equity awards assumed in a change in control transaction, so that the awards will not automatically vest on a change in control. Instead, the awards assumed in a transaction will continue to vest on their regularly-scheduled vesting date or, if earlier, upon a termination without cause or resignation for good reason within two years after a change in control.

  •
  No Supplemental Executive Retirement Plan.  We do not maintain a supplemental executive retirement plan or any other type of defined benefit retirement plan.

  •
  Consideration of Prior Year's "Say on Pay" Vote.  As in previous years, stockholders continued to show strong support for our executive compensation program by approving the compensation of our named executive officers by a vote of approximately 93% of the shares represented by person or by proxy at the 2015 Annual Meeting. The Compensation Committee views the continued support of our stockholders as an endorsement of our compensation program and objectives.

Section 2: Elements of Total Direct Compensation

        A brief summary of our total direct compensation—consisting of base salary, STI opportunities and LTI opportunities—for our named executive officers is set forth below.

Annual Base Salaries

        The Compensation Committee intends to provide our named executive officers with competitive base salaries that are commensurate with their job responsibilities, experience and performance.

        As part of its annual management performance evaluation in March 2015, the Compensation Committee reviewed the base salary levels of the named executive officers (at that time) to determine whether any adjustments were appropriate for 2015. Based on this review, the Compensation Committee did not increase the base salaries for any of the named executive officers at that time because base salaries were already competitively positioned. The Compensation Committee subsequently approved base salary adjustments for Mr. Pagliara (15% increase) and Mr. Howsman (11% increase) in connection with the leadership transitions described above in "—Section 1: Executive Summary."

        In connection with Mr. Cryan's appointment as President and CEO, he received an annual base salary of $675,000, effective June 1, 2015, and in connection with Mr. Marcoot's appointment as President, Nuclear Services, he received an initial annual base salary of $315,000, effective January 5, 2015. The salary levels for Mr. Cryan and Mr. Marcoot were negotiated with the Compensation Committee and were necessary to induce these executives to accept their offers for employment.

        For more information about the 2015 base salaries for each of our named executive officers, please refer to the "Salary" column of and the related footnotes in "—2015 Summary Compensation Table" below.

Short-Term Incentive Compensation

        The STI plan is designed to motivate our named executive officers to achieve each year's business plan objectives and individual performance goals.

        As part of its annual management performance evaluation in February 2015, the Compensation Committee reviewed the threshold, target and maximum award opportunities under the STI plan for each of the named executive officers (at that time), which were expressed as a percentage of base salary. During the annual review process, the Compensation Committee did not adjust the target STI opportunity for those named executive officers because the levels were competitively positioned at that time. The Compensation Committee subsequently approved an increase in Mr. Howsman's target STI opportunity from 40% to 50% of his annual base salary in connection with the leadership transitions described above in the "Executive Summary." The target STI opportunity for each of Mr. Cryan and Mr. Marcoot were negotiated at the time of hire. The threshold, target and maximum STI opportunity levels for the named executive officers are set forth in the table below.

Named Executive Officer	Threshold	Target	Maximum
Mr. Cryan(1)	40%	80%	200%
Mr. Howsman	25%	50%	100%
Mr. Pagliara	32.5%	65%	130%
Mr. Ramírez	40%	80%	160%
Mr. Guba	32.5%	65%	130%
Ms. Jolly	27.5%	55%	110%
Mr. Marcoot	32.5%	65%	130%

(1)
Mr. Cryan's STI opportunity for the 2015 fiscal year was subject to achievement of performance objectives for the second half of the year, pro-rated from his date of hire through the end of the year, and with a reduction in the payout opportunity (threshold, target and maximum) of 50%.

Performance Objectives

        The performance objectives for the STI opportunity for each participating named executive officer were allocated between financial objectives and individual performance as follows:

	Percentage of Target Payout Opportunity Apportioned to:
Executive Level	Consolidated Adjusted EBITDA	Business Unit Adjusted EBITDA	Individual Performance
Senior Corporate Executive(1)	80%	—	20%
Senior Business Unit Executive(2)	30%	50%	20%

(1)
Senior Corporate Executives include Messrs. Cryan, Pagliara, Ramírez, Guba and Ms. Jolly. Mr. Howsman participated in the STI program for mid-management and professionals, and his STI opportunity was based on corporate (not consolidated) adjusted EBITDA performance.

(2)
The Senior Business Unit Executive was Mr. Marcoot (Services).

Financial Objectives

        The financial objectives for the 2015 STI plan were based on adjusted EBITDA, which is defined as operating income, plus other income, less other expense, plus depreciation and amortization and plus stock-based compensation expense, as each item is reported in this Form 10-K, less accruals for the 2015 STI program. The Compensation Committee believes that adjusted EBITDA is the appropriate financial metric because it: (i) excludes non-cash expense impact of purchase price accounting arising from acquisitions and thus is more consistent with our long-term strategic plan; (ii) maintains focus on profitability of the entire Company; and (iii) is an investor-preferred metric.

        The 2015 adjusted EBITDA targets and actual performance results for purposes of the STI plan were as follows.

Adjusted EBITDA (Thousands)	Threshold (50% Payout)	Target (100% Payout)	Maximum (200% Payout)	Actual Results	Actual Payout Level
Consolidated	$32,400.0	$36,000.0	$47,905.4	$(6,999)	0%
Services	$18,010.8	$20,012.0	$25,852.2	$23,112	153.07%
Corporate	$(16,579.4)	$(18,421.5)	$(20,386.3)	$(15,350)	0%

Individual Performance

        The Compensation Committee bases a meaningful portion (i.e., 20%) of the STI opportunity on its assessment of individual performance, in order to provide the flexibility to recognize, differentiate and reward individual executives. No payout is available for individual performance, however, if we fail to achieve 85% of the consolidated adjusted EBITDA target. We did not achieve this threshold adjusted EBITDA performance level and therefore there was no payout based on individual performance.

        Mr. Howsman participated in the STI program for mid-management and professionals, which provides that EBITDA performance generates a bonus pool which is then allocated to key employees based on individual performance. Mr. Howsman did not receive a bonus payment for 2015 because we did not achieve its threshold adjusted EBITDA goal.

Long-Term Incentive Compensation

        As part of its annual management performance evaluation, the Compensation Committee reviewed the LTI award levels for our named executive officers. When considering appropriate award levels, the Compensation Committee considered its assessment of each executive's general performance during the year, as well as his or her relative roles and responsibilities and potential within the Company, our burn rate, the potential dilution that will occur to our stockholders and the median levels of market surveys. Based on this information, the Compensation Committee granted the LTI target opportunities set forth below.

Named Executive Officer	LTI Target Opportunity
Mr. Guba	$292,500
Mr. Pagliara	$216,450
Mr. Marcoot	$204,750
Ms. Jolly	$201,500
Mr. Howsman	$39,613

        The LTI target opportunity was allocated 1/2 to performance-based RSUs and 1/2 to time-based RSUs:

  •
  The time-based RSUs vest ratably over a three year period and are designed to enhance retention incentives for our named executive officers.

  •
  Performance-based RSUs were initially subject to our achievement of certain levels of cash return on cash invested ("CROCI") for each fiscal year over a 3 year performance period commencing in 2015. The Compensation Committee selected CROCI in order to emphasize increasing earnings, reducing working capital, selling underperforming businesses and acquiring accretive businesses. As discussed in more detail above in "—Section 1: Executive Summary—Compensation Objectives 2015—Retention Actions," the Compensation Committee subsequently determined that the CROCI goals for the performance-based RSUs would not be achievable due to the restatement and thus the Compensation Committee converted the 2015-2017 performance-based RSUs to time-based RSUs. The time-based RSUs vest ratably over a three year period and are designed to enhance retention incentives for our named executive officers.

        In connection with Mr. Marcoot's commencement of employment effective January 5, 2015, Mr. Marcoot received a one-time grant of 4,866 time-based RSUs that vested on January 1, 2016 in lieu of a forfeited bonus with his prior employer. As discussed in more detail above in "—Section 1: Executive Summary—Compensation Objectives 2015—Retention Actions," we made several other retention grants to certain named executive officers in 2015.

Payout of 2012 Performance-Based RSUs

        In 2012, each of Messrs. Ramírez and Pagliara received grants of performance-based RSUs, the final installment of which could be earned based on 2015 performance results. The performance target for purposes of this final installment was operating income, less stock compensation expenses, of $25 million. The potential payout levels were as follows:

Percentage of Operating Income Target Attained	Payout
90% but less than 95%	50%
95% but less than 100%	75%
100% or more	100%

        Our 2015 operating income was below the threshold performance level, which resulted in 0% payout for the final installment of the 2012 performance-based units.

Payout of 2013-2015 Performance-Based RSUs

        In 2013, each of Messrs. Ramírez, Guba and Pagliara received grants of performance-based RSUs. The performance goals for these performance-based RSUs was split between two equally weighted goals as measured over a three-year performance commencing in 2013: (i) operating margin and (ii) total stockholder return relative to the Russell 2000 Index ("Relative TSR").

        "Operating margin" was the average, for the three years in the performance period, of our operating income divided by our total revenue for each such year (with our operating income and total revenue determined in accordance with GAAP). "Relative TSR" was our percentile rank for total shareholder return for the performance period compared with the total shareholder return of the other companies included in the Russell 2000 index for the entire performance period. The targets and related payout levels for the 2013-2015 performance-based RSUs were as follows:

Operating Margin Objective (50% of Performance-Based RSUs)			Relative TSR Objective (50% of Performance-Based RSUs)
	Operating Margin	Payout (% of Target)	Relative TSR	Payout (% of Target)
Below Threshold	<5.9%	0%	< 40th Percentile	0%
Threshold	5.9%	50%	40th Percentile	50%
Target	6.6%	100%	50th Percentile	100%
Maximum	7.3% or more	200%	70th Percentile	150%
			>90th Percentile	200%

        Our operating margin and Relative TSR for the 2013-2015 performance period were each below the applicable threshold performance level, which resulted in a 0% payout for the award.

Section 3: Compensation Consultant and Peer Group

Compensation Consultant

        In 2015, the Compensation Committee retained Meridian Compensation Partners, LLC ("Meridian") to serve as its independent consultant to assist in developing and reviewing our executive compensation program. Meridian reports directly to the Compensation Committee and serves at the sole discretion of the Compensation Committee. It does not perform any other services for us. The Compensation Committee has assessed the independence of Meridian pursuant to SEC rules and concluded that no conflict of interest exists that would prevent the consulting firm from independently advising the Compensation Committee.

        We believe that each element of our compensation program should remain competitive in order to retain, and, if necessary, attract experienced, high-caliber executives. To achieve this objective, Meridian was asked to review competitive compensation data, compare current compensation levels to the market and assist in establishing compensation levels. The market data was derived from several sources, including the companies in a compensation peer group established by the Compensation Committee, with the advice of Meridian, and selected compensation surveys.

Compensation Peer Group

        Our compensation peer group consists of companies that primarily operate in the capital goods and energy industry and represent the market in which we compete for executive talent and leadership. Based on these factors, and upon the advice and recommendation of Meridian, in March 2015 the Compensation Committee modified the compensation peer group to: (i) remove Aegion Corporation, Astec Industries, Inc. and Team, Inc.; and (ii) add Furmanite Corp. and Ameresco Inc. These changes were made to reflect the evolving market in which we compete for executive talent.

        The compensation peer group that we used to determine 2015 compensation was the following:

Compensation Peer Group
Ameresco, Inc.	Furmanite Corporation
AZZ Inc.	Graham Corporation
BWX Technologies, Inc.	Matrix Service Company
CECO Environmental Corp.	MYR Group Inc.
Chicago Bridge & Iron Company N.V.	PMFG Inc.
Donaldson Company, Inc.	Powell Industries, Inc.
Dycom Industries, Inc.	Willbros Group, Inc.
Amec Foster Wheeler plc

Section 4: Employment, Severance and Change in Control Arrangements

Employment Agreements and Offer Letters

        We have entered into employment agreements with Messrs. Cryan and Pagliara that entitle them to severance benefits in the event of an involuntary termination of employment other than for disability or "cause" (in the case of Mr. Cryan and as defined in his employment agreement) or without "cause" (in the case of Mr. Pagliara and as defined in his employment agreement), a termination by the executive for "good reason" (each as defined in his respective employment agreement) or if we elect not to renew the term of his agreement. In exchange for the severance benefits, the named executive officers must sign a release of claims against us, agree not to disclose Company confidential information and agree not to compete against us or solicit our employees or customers. These provisions protect our interests and help to ensure our long-term success.

        We have entered into a letter agreement with Mr. Marcoot that provides that upon a termination without "cause" (as defined in his letter agreement) by the Company, Mr. Marcoot would be entitled to receive base salary continuation for one year.

Executive Severance Plan

        In 2015, Mr. Howsman and Ms. Jolly both participated in the Executive Severance Plan ("ESP"), which entitled them to severance benefits in the event of an involuntary termination of employment other than for "cause" (as defined in the ESP for Mr. Howsman and as defined in our 2011 Equity Incentive Plan for Ms. Jolly) or a termination by the executive for "good reason" (as defined in the ESP for Mr. Howsman and as defined in Ms. Jolly's RSU award agreement for 2014). The severance benefits equaled: (i) salary continuation of one year for Ms. Jolly and six months for Mr. Howsman, (ii) payment of the annual incentive earned for the fiscal year preceding the date of termination to the extent not previously paid and (iii) if the date of termination occurs at least three full calendar months after the beginning of the Company's fiscal year, a pro-rated annual incentive for the year of termination based on actual performance results for the entire year. In exchange for the severance benefits, the named executive officers must sign a release of claims against us. The ESP is designed to standardize the severance protections provided to our executive officers and eliminate the need for individual employment agreements for executives other than the CEO going forward.

Separation Agreements

        Effective March 20, 2015, we entered into a separation agreement with Mr. Ramírez. Under the terms of his separation agreement, Mr. Ramírez was entitled to receive (i) base salary continuation for one year; (ii) his 2014 annual bonus; (iii) a pro-rata 2015 bonus dependent on actual Company performance and with individual goals deemed achieved at "target"; (iv) vesting of 26,010 time-based and performance-based RSUs in full on his separation date; (v) vesting of 25,962 performance-based

RSUs based on actual performance results for the entire applicable performance period, pro-rated for the period of time worked during the applicable performance period; and (vi) reimbursement for up to $10,000 in attorneys' fees incurred by him in connection with the separation agreement. Mr. Ramírez will continue to be covered by the Company's officers' and directors' indemnification policy and related insurance with respect to his service with the Company. The separation agreement also includes a standard non-disparagement covenant, as well as a release of claims against the Company and any affiliates, and requires Mr. Ramírez to reaffirm the restrictive covenants in his employment agreement.

        Effective September 24, 2015, we entered into a separation agreement with Mr. Guba. Under the terms of his separation agreement, Mr. Guba was entitled to receive (i) vesting of his unvested time-based RSUs; (ii) vesting of his performance-based RSUs based on actual performance results for the entire applicable performance period, pro-rated for the period of time worked during the applicable performance period; and (iii) reimbursement for up to $10,000 in attorneys' fees incurred by him in connection with the separation agreement. The separation agreement also includes a standard non-disparagement covenant, as well as a release of claims against the Company and any affiliates, and requires Mr. Guba to reaffirm the restrictive covenants in his employment agreement.

        Effective May 2, 2016, we entered into a separation agreement with Ms. Jolly. Under the terms of her separation agreement, Ms. Jolly was entitled to receive the benefits due under the ESP, plus reimbursement of up to $2,500 in attorneys' fees incurred by her in connection with the separation agreement. The separation agreement also included a standard non-disparagement covenant, as well as a release of claims against the Company and any affiliates, and requires Ms. Jolly to reaffirm the restrictive covenants in her equity award agreements.

        Effective July 11, 2016, we entered into a separation agreement with Mr. Marcoot. Under the terms of his separation agreement, Mr. Marcoot was entitled to receive the benefits due under his letter agreement. The separation agreement also included a standard non-disparagement covenant, as well as a release of claims against the Company and any affiliates, and requires Mr. Marcoot to reaffirm the restrictive covenants in his equity award agreements.

        On the day immediately following the filing date of this report, Mr. Howsman will retire from the Company. In connection with his retirement, the Company and Mr. Howsman entered into a retirement and consulting agreement (the "Retirement Agreement") on March 15, 2017, pursuant to which the parties agree that Mr. Howsman's employment with the Company terminates effective March 16, 2017. Pursuant to the terms of the Retirement Agreement, Mr. Howsman agrees to serve as a consultant to the Company for a term ending on the earlier of the second anniversary of the Retirement Agreement and the resolution of (x) the litigation against the Company related to issues arising out of the Company's restatement of certain financial information and (y) the SEC's investigation into the Company. The Company agrees to pay Mr. Howsman $140,937.50 for his first six months of consulting services. Thereafter, the Company will pay Mr. Howsman the lesser of $250 per hour or a day rate of $2,000 for each day he works as a consultant. The Company will pay Mr. Howsman the previously agreed-upon retention bonus of $125,000 and has agreed to reimburse Mr. Howsman for his reasonable out-of-pocket expenses in connection with his service as a consultant. The Retirement Agreement also includes a standard non-disparagement covenant as well as a release of claims. Except as otherwise expressly provided in the Retirement Agreement, the Retirement Agreement will supersede all prior agreements, Company policies or arrangements with respect to the subject matter contained in the Retirement Agreement.

Enhancements on a Change in Control

        The named executive officers, except Mr. Cryan, are not entitled to enhanced cash severance benefits as the result of a change in control, and we do not provide excise tax gross-up protection with respect to any benefits received in connection with a change in control.

        Mr. Cryan's employment agreement provides that in the event of an involuntary termination of employment other than for disability or "cause" or a termination by Mr. Cryan for "good reason," in either case within 90 days prior to or two years following a "change in control" (as defined in our 2015 Equity Incentive Plan), Mr. Cryan would be entitled to be paid a lump sum payment equal to the product of his annual base salary multiplied by two and his target STI opportunity, without pro-ration.

        The RSUs granted to our named executive officers prior to 2015 provide for fully accelerated vesting of all RSUs (including both time-based and performance-based RSUs) if we undergo a change in control. Under our 2015 Equity Incentive Plan, all equity awards granted thereunder will provide for "double trigger" vesting of equity awards assumed in a change in control transaction, so that the awards will not automatically vest on a change in control. Instead, the awards assumed in a transaction will continue to vest on their regularly-scheduled vesting date or, if earlier, upon a termination without cause or resignation for good reason within two years after a change in control.

Section 5: Additional Compensation Matters

Retirement and Welfare Benefits

        We make available to each of our named executive officers certain benefits that are generally available to all salaried employees, including medical, dental, vision, life, accidental death and dismemberment, travel accident and short and long-term disability insurance. All of our named executive officers are entitled to participate in our 401(k) plan and its flexible spending benefit plan and are entitled to four weeks of paid vacation each year. These benefits are made available so that we can provide competitive compensation to our salaried employees and our named executive officers.

Stock Ownership Guidelines

        In 2011, the Compensation Committee approved stock ownership guidelines for our executive officers in order to further align the interests of our executive officers with the interests of our other stockholders. Under the guidelines, each named executive officer is expected to accumulate the lesser of the fixed and variable number of shares as follows:

Position	Fixed Number of Shares	Variable Number of Shares
Chief Executive Officer	75,000	3x Base Salary
Other Named Executive Officers	40,000	2x Base Salary

        The target date for any new named executive officers to meet these stock ownership guidelines is five years from the date of his or her appointment or hire date. For purposes of these guidelines, the named executive officer will be deemed to "own" shares of our Common Stock that are beneficially owned by such person, including shares underlying equity awards that will pay out within 60 days of the applicable measuring date. The Compensation Committee will periodically review and adjust, if appropriate, the fixed number of shares based on stock price, adjustments to compensation, evolving market practices and such other factors as it deems appropriate.

Risk Assessment

        We believe that our compensation policies and practices for all employees, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on us. Although a significant portion of our executive compensation program traditionally has been performance-based, we have focused on aligning our compensation policies with the long-term interests of our stockholders and avoiding rewards that could create excessive or inappropriate risks to the Company.

Section 162(m) of the Tax Code

        Section 162(m) of the Internal Revenue Code ("Section 162(m)") provides that we generally may not deduct, for federal income tax purposes, annual compensation in excess of $1 million paid to certain named executive officers. Certain "performance-based compensation" paid pursuant to stockholder approved plans is not subject to the deduction limit. The Compensation Committee, however, retains the flexibility to award cash or equity compensation to an executive that is not deductible under Section 162(m) if we believe that it is in our stockholders' best interests. The conversion of the performance-based RSUs for the 2015-2017 performance period into time-based RSUs, as described in more detail above in "—Section 1: Executive Summary—Compensation Objectives 2015—Retention Actions," caused those awards to lose their status as "performance-based compensation" under Section 162(m).

2015 Summary Compensation Table

        The following table presents information regarding the compensation earned by our named executive officers in each of 2013, 2014 and 2015, as applicable.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(7)	Stock Awards ($)(8)(9)(10)	Option Awards ($)(11)	Non-Equity Incentive Plan Compensation ($)(12)	All Other Compensation ($)(13)	Total ($)
Terence J. Cryan(1)	2015	502,654	212,300	—	314,760	—	129,864	1,159,578
President and Chief Executive Officer
Timothy M. Howsman(2)	2015	251,102	—	220,153	—	—	7,666	478,921
Chief Financial Officer, Products and Principal Financial Officer
Tracy D. Pagliara	2015	340,264	—	628,313	—	—	11,684	980,261
Senior Vice President,	2014	328,609	—	276,719	—	226,132	9,330	840,790
Chief Administrative	2013	316,725	—	277,180	—	36,894	7,045	637,844
Officer, General Counsel and Secretary
Luis Manuel Ramírez(3)	2015	199,904	—	53,565	—	—	611,390	864,859
Former President	2014	570,794	—	1,134,516	—	483,293	49,950	2,238,553
and Chief Executive	2013	550,000	—	705,973	—	88,000	8,750	1,352,723
Officer
Raymond K. Guba(4)	2015	312,613	—	531,366	—	—	13,000	856,979
Former Senior Vice	2014	390,000	—	240,127	—	268,299	1,950	900,376
President and Chief	2013	45,000	64,000	267,913	—	—	—	376,913
Financial Officer
Keri Jolly(5)	2015	310,003	—	362,574	—	—	6,854	679,431
Chief Human Resources Officer
Ross Marcoot(6)	2015	302,885	65,000	430,402	—	192,185	277	990,749
President of Global Power Services

(1)
Mr. Cryan was appointed as President and CEO effective March 20, 2015.

(2)
Mr. Howsman currently serves as the Chief Financial Officer, Products and, effective September 24, 2015, he also serves as the Company's principal financial officer.

(3)
Mr. Ramírez resigned from his positions as President and Chief Executive Officer effective March 20, 2015.

(4)
Mr. Guba resigned from his position as Chief Financial Officer effective September 24, 2015.

(5)
Ms. Jolly resigned from her position as Chief Human Resources Officer effective May 2, 2016.

(6)
Mr. Marcoot was hired as President, Nuclear Services effective January 5, 2015 and was later appointed President of Global Power Services. He resigned from all positions with the Company effective July 11, 2016.

(7)
This column reflects signing bonuses paid to our named executive officers for the applicable year.

(8)
This column does not reflect the value of stock awards that was earned by the named executive officers during each of the years listed above. Rather, as required by applicable SEC rules, this column reflects the aggregate grant date fair value of time-based RSUs and performance-based RSUs granted to our named executive officers in the applicable year, computed in accordance with FASB ASC Topic 718—Compensation—Stock Compensation ("FASB ASC Topic 718"). The grant date fair value of the performance-based RSUs was based on the probable outcome of the applicable performance conditions as of the date of grant. The grant date fair value of the performance-based RSUs for the 2015-2017 performance cycle, assuming that the highest level of performance would be achieved, was as follows: for Mr. Howsman, $19,800; for Mr. Pagliara, $110,048; for Mr. Guba, $148,724; Ms. Jolly, $102,445; and Mr. Marcoot, $104,108. For more detail on the separate grants of time-based RSUs and performance-based RSUs, please refer to the Grants of Plans-Based Awards table below in "—2015 Grants of Plan-Based Awards." For a discussion of the assumptions we made in valuing the time-based RSUs and performance-based RSUs, please see "Note 4—Summary of Significant Accounting Policies—Stock-Based Compensation Expense" to our consolidated financial statements.

The following table, which is not required under the SEC's rules and is not a substitute for any of the tables required under the SEC's rules, provides an alternative presentation of the stock awards granted to each named executive officer in 2015 by computing the aggregate grant date fair value using our closing stock price as of March 10, 2017 ($4.90) rather than the stock price on their respective dates of grant as required under the SEC's rules. This table is intended to illustrate the impact that our declining stock price has had on the value of the stock awards granted to our named executive officers in 2015.

Named Executive Officer	Aggregate Grant Date Fair Value of Stock Awards Granted in 2015 Computed as of March 10, 2017
Mr. Cryan	N/A
Mr. Howsman	$181,511
Mr. Pagliara	$418,377
Mr. Ramírez	$20,521
Mr. Guba	$252,458
Ms. Jolly	$159,397
Mr. Marcoot	$185,739
(9)
This column also reflects, for 2015, the incremental fair value, determined in accordance with FASB ASC Topic 718, attributable to the conversion of the performance-based RSUs for the 2015-2017 performance period into time-based RSUs for certain named executive officers, as described more fully above in "—Section 1: Executive Summary—Compensation Objectives for 2015." The conversion was approved by the Board on December 3, 2015. Because the grant of the performance-based RSUs for the 2015-2017 performance period and their subsequent conversion into time-based awards occurred in the same year, the awards effectively are reported twice in the Stock Awards column for certain named executive officers in 2015. The additional incremental fair value associated with the conversion was as follows: for Mr. Howsman, $6,885; for Mr. Pagliara, $38,267; for Ms. Jolly, $35,623; and for Mr. Marcoot, $36,202.

(10)
Mr. Cryan's employment agreement dated June 26, 2015 provided that the Compensation Committee would approve an award of 100,000 time-based RSUs to him, vesting on a quarterly basis through June 1, 2017, once the Company completed the restatement of its financial results. As the restatement process took longer than initially anticipated, the Compensation Committee approved the award in April 1, 2016, prior to the completion of the restatement. This award is not reflected in the Summary Compensation Table for 2015 because the grant date for financial accounting purposes did not occur until 2016. The grant date fair value of the time-based RSUs in 2016 was $162,000.

(11)
This column does not reflect the value of shares acquired upon the exercise of the stock option granted to Mr. Cryan in 2015. Rather, as required by applicable SEC rules, this column reflects the aggregate grant date fair value of the stock option, computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions we made in valuing the stock option, see "Note 4—Summary of Significant Accounting Policies—Stock-Based Compensation Expense" to our consolidated financial statements. The stock option has an exercise price of $13.85 per share and a five year term. As of March 10, 2017, this stock option was "underwater," meaning that the exercise price per share significantly exceeded the closing price of our shares on that date.

(12)
This column reflects amounts earned by our named executive officers under our STI plan for the applicable year. The terms of the plan are described more fully in above in "—Section 2: Elements of Total Direct Compensation—Short-Term Incentive Compensation."

(13)
The amounts in the All Other Compensation column consist of the following compensation items for 2015: for Mr. Cryan, director fees earned or paid in cash of $11,940, grant date fair value of director equity awards of $80,005, reimbursement of temporary housing, meals and travel costs while serving as interim Chief Executive Officer of $34,577 and reimbursement for airline tickets, ground transportation and parking for trips to New York City of $3,342; for Mr. Howsman, 401(k) matching contributions of $7,666 and cell phone reimbursement of $720; for Mr. Pagliara, 401(k) matching contributions of $8,709 and tax preparation fees of $2,975; for Mr. Ramírez, 401(k) matching contributions of $5,331, severance pay of $587,500 and executive health benefits of $12,500, grossed-up to $18,559; for Mr. Guba, 401(k) matching contributions of $3,000 and $10,000 for reimbursed attorney fees in connection with his termination; for Ms. Jolly, 401(k) matching contributions of $6,854; and for Mr. Marcoot, 401(k) matching contributions of $277.

2015 Grants of Plan-Based Awards

        The following table presents information relating to STI and equity awards granted to our named executive officers in 2015.

										All Other Stock Awards: Number of Shares of Stock or Units(3) (#)
				Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)				Option Awards: Number of Shares Underlying Option(4) (#)		Grant Date Fair Value of Stock and Option Awards(6) ($)
												Exercise or Base Price of Option Awards(5) ($/Sh)
Name	Grant Date	Approval Date	Type of Award	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Terence J. Cryan
Short-Term Incentive Plan	N/A	N/A	STI	105,781	211,562	528,904							N/A
Sign-On Award	3/23/15	3/20/15	Option								122,000	13.85	314,760
Timothy M. Howsman
Short-Term Incentive Plan	N/A	N/A	STI	50,220	100,441	200,881							N/A
Long-Term Incentive	3/31/15	3/27/15	TRSU							1,501			19,813
Long-Term Incentive	3/31/15	3/27/15	PRSU				750	1,500	3,000				19,800
Long-Term Incentive (conversion)(7)	3/31/15	12/3/15	TRSU										6,885
Retention Award	3/31/15	3/27/15	TRSU							2,542			33,555
Promotion Award	11/6/15	11/6/15	TRSU							30,000			140,100
Tracy D. Pagliara
Short-Term Incentive Plan	N/A	N/A	STI	110,586	221,171	442,343							N/A
Long-Term Incentive	3/31/15	3/27/15	TRSU							8,339			110,075
Long-Term Incentive	3/31/15	3/27/15	PRSU				4,169	8,337	16,674				110,048
Long-Term Incentive (conversion)(7)	3/31/15	12/3/15	TRSU										38,267
Long-Term Incentive	3/5/15	3/22/12	LRSU				563	1,125					14,389
Retention Award	3/31/15	3/27/15	TRSU							9,245			122,034
Promotion Award	11/6/15	11/6/15	TRSU							50,000			233,500
Luis Manuel Ramírez
Short-Term Incentive Plan	N/A	N/A	STI	79,962	159,923	319,846							N/A
Long-Term Incentive	3/5/15	3/22/12	LRSU				2,094	4,188					53,565
Raymond K. Guba
Short-Term Incentive Plan	N/A	N/A	STI	101,599	203,199	406,397							N/A
Long-Term Incentive	3/31/15	3/27/15	TRSU							11,268			148,738
Long-Term Incentive	3/31/15	3/27/15	PRSU				5,634	11,267	22,534				148,724
Retention Award	3/31/15	3/27/15	TRSU							17,720			233,904
Keri Jolly
Short-Term Incentive Plan	N/A	N/A	STI	85,251	170,502	341,004							N/A
Long-Term Incentive	3/31/15	3/27/15	TRSU							7,763			102,472
Long-Term Incentive	3/31/15	3/27/15	PRSU				3,881	7,761	15,522				102,445
Long-Term Incentive (conversion)(7)	3/31/15	12/3/15	TRSU										35,623
Retention Award	3/31/15	3/27/15	TRSU							9,245			122,034
Ross Marcoot
Short-Term Incentive Plan	N/A	N/A	STI	98,437	196,875	393,750							N/A
Long-Term Incentive	3/31/15	3/27/15	TRSU							7,887			104,108
Long-Term Incentive	3/31/15	3/27/15	PRSU				3,944	7,887	15,774				104,108
Long-Term Incentive (conversion)(7)	3/31/15	12/3/15	TRSU										36,202
Sign-On Award	3/5/15	3/5/15	TRSU							5,000			63,950
Retention Award	3/31/15	3/31/15	TRSU							9,245			122,034

(1)
These columns show the dollar value of the potential payout to each named executive officer for 2015 under our STI plan at threshold, target and maximum levels. Amounts actually earned during 2016 for 2015 performance under the STI plan are included in the "Non-Equity Incentive Plan Compensation" column of the Summary Compensation Table above in "—2015 Summary Compensation Table."

(2)
These columns show the number of units that could be paid to each named executive officer under our performance-based RSUs granted in 2015. The performance-based RSUs granted under our LTI plan were subject to a three year performance period commencing January 1, 2015 and ending December 31, 2017 and provided for separate payout levels ranging from 0% to 200%. The Compensation Committee subsequently converted these PRSUs to time-based RSUs for award holders employed by the Company at that time, which now vest in equal annual installments over a three year period subject to continued employment, as more fully described in above in "—Section 1: Executive Summary—Compensation Objectives for 2015." These columns also reflect the legacy performance-based RSUs ("LRSUs") that Messrs. Ramírez and Pagliara were awarded in 2012. These were segregated into four separate annual vesting installments, each of which was dependent upon the satisfaction of separate annual performance goals for each installment. Because the performance goals are set each year, we consider each installment as a separate annual grant for purposes of reporting the value of stock awards. The LRSUs allocated to the 2015 performance period provided for separate payout levels for performance at 90% of target (50% payout) and 100% of target (100% payout), with no additional payout above the "target" performance level.

(3)
This column shows the number of time-based RSUs granted to each named executive officer in 2015. The time-based RSUs granted under the LTI plan vest in three equal annual installments. This column also shows (i) the sign-on or promotion grants of TRSUs for certain named executive officers, which generally vest in two equal annual installments for each of Messrs. Howsman and Pagliara and in a single installment on January 1, 2016 for Mr. Marcoot and (ii) retention grants for certain named executive officers, which generally vest in full on June 30, 2016.

(4)
This column shows the number of common shares that may be issued to Mr. Cryan on exercise of a stock option that was granted in March 2015. This option was fully vested as to 32,000 option shares on the date of grant with the remaining 90,000 option shares vesting in monthly installments from June 2015 to February 2016.

(5)
This column shows the exercise price per share for Mr. Cryan's stock option, which equaled the closing market price of the underlying shares on the date of grant.

(6)
These amounts reflect the aggregate grant date fair value of the equity awards computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions we made in valuing the stock awards, see "Note 4—Summary of Significant Accounting Policies—Stock-Based Compensation Expense" to our consolidated financial statements.

(7)
This row reflects the incremental fair value, determined in accordance with FASB ASC Topic 718, attributable to the conversion of the performance-based RSUs for the 2015-2017 performance period into time-based RSUs, as described more fully in "—Section 1: Executive Summary—Compensation Objectives for 2015" above.

2015 Outstanding Equity Awards at Fiscal Year-End

        The following table sets forth information regarding unvested equity awards held by each of our named executive officers as of December 31, 2015.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units That Have Not Vested(2)(3) (#)	Market Value of Shares or Units That Have Not Vested(4) ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Units That Have Not Vested(5) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Units That Have Not Vested(4) ($)
Terence J. Cryan	102,000	20,000	13.85	3/23/2020	—	—	—	—
Timothy M. Howsman	—	—	—	—	35,543	123,690	—	—
Tracy D. Pagliara	—	—	—	—	80,490	280,105	3,667	12,761
Luis Manuel Ramírez	—	—	—	—	—	—	4,731	16,464
Raymond K. Guba	—	—	—	—	—	—	2,104	7,322
Keri Jolly	—	—	—	—	26,991	93,929	3,334	11,602
Ross Marcoot	—	—	—	—	30,019	104,466	—	—

(1)
These columns reflect the option to purchase 122,000 shares granted to Mr. Cryan on March 23, 2015 as part of his Letter Agreement (32,000 option shares of were fully vested on the date of grant and the remaining 90,000 option shares vested in monthly installments from June 2015 through February 2016).

(2)
This column reflects the sum of unvested time-based RSUs held by each named executive officer as of December 31, 2015.

(3)
The following table shows the vesting schedules for the unvested time-based RSUs outstanding as of December 31, 2015.

Name	Jan. 5, 2016	Mar. 31, 2016	Jun. 30, 2016	Sept. 30, 2016	Dec. 31, 2016	Mar. 31, 2017	Sept. 30, 2017	Dec. 31, 2017	Mar. 31, 2018
Timothy M. Howsman	—	1,001	2,542	—	15,000	1,000	—	15,000	1,000
Tracy D. Pagliara	—	8,906	9,245	25,000	—	6,781	25,000	—	5,558
Keri Jolly	—	6,286	9,245	—	—	6,286	—	—	5,174
Ross Marcoot	5,000	5,258	9,245	—	—	5,258	—	—	5,258
(4)
The market value is based on the closing market price of our Common Stock on the last trading day of 2015 ($3.48).

(5)
This column reflects the unvested 2014 performance-based RSUs held by each named executive officer as of December 31, 2015. These awards are reported at the threshold level and were scheduled to vest as of March, 2017 if we achieved certain performance goals for the performance period commencing January 1, 2014 and ending December 31, 2016. In June 2016, the Compensation Committee converted the outstanding 2014 performance-based RSUs held by then-current employees to time-based RSUs. The converted awards will vest, subject to continued employment, through an extended vesting date of December 15, 2017. This column also includes, for Messrs. Ramírez, Guba and Ms. Jolly, the unvested 2015 performance-based RSUs held as of December 31, 2015. These 2015 performance-based RSUs are reported at the threshold level and will become vested on a pro-rated basis as of December 31, 2017 if we achieve certain performance goals for the performance period commencing January 1, 2015 and ending December 31, 2017.

2015 Stock Vested

        The following table sets forth certain information concerning the vesting of equity awards held by our named executive officers during 2015.

	Stock Awards
Name	Number of Shares Acquired on Vesting(1) (#)	Value Realized on Vesting(2) ($)
Terence J. Cryan	—	—
Timothy M. Howsman	—	—
Tracy D. Pagliara	5,411	71,425
Luis Manuel Ramírez	26,010	353,220
Raymond K. Guba	32,987	117,434
Keri Jolly	1,111	14,665
Ross Marcoot	—	—

(1)
Includes the time-based RSUs that vested on March 31, 2015 and, for Mr. Ramírez and Mr. Guba, equity awards that vested upon their termination of employment.

(2)
Based on the closing price of the Common Stock on the vesting date. The following table, which is not required under the SEC's rules and is not a substitute for any of the tables required under the SEC's rules, provides an alternative presentation of the value realized on vesting for each named executive officer in 2015 by using our closing stock price as of March 10, 2017 ($4.90/share) rather than the closing price on the respective vesting dates as required under the SEC's rules. This table is intended to illustrate the impact that our declining stock price has had on the value of the equity awards earned by our named executive officers in 2015.

Named Executive Officer	Value Realized on Vesting Computed as of March 10, 2017
Mr. Cryan	—
Mr. Howsman	—
Mr. Pagliara	$26,514
Mr. Ramírez	$127,449
Mr. Guba	$161,636
Ms. Jolly	$5,444
Mr. Marcoot	—

Pension Benefits

        We do not sponsor or maintain any pension plans for our named executive officers.

Non-Qualified Deferred Compensation

        We have not adopted any non-qualified deferred contribution plans or other deferred compensation plans.

Estimated Payments Upon Termination or Related to a Change in Control

        The table below reflects the amount of incremental compensation to which each named executive officer would have been entitled as a consequence of certain terminations or in connection with a change in control. The amounts shown in the table below assume that such termination or change in control was effective as of December 31, 2015 and that the price of our Common Stock upon which certain of the calculations are made was the closing price of $3.48 per share on the last trading day of 2015. The actual amounts to be paid out upon termination of employment or a change in control can only be determined at the time of the event. None of the payments set forth below would be grossed-up for taxes. The estimated payments upon termination and change in control are as follows:

Event(1)	Terence J. Cryan	Timothy M. Howsman	Tracy D. Pagliara	Keri Jolly	Ross Marcoot
Disability(2)
Annual Bonus	$—	$—	$—	$—	$192,185
Disability Benefit	$250,500	$—	$124,514	$—	$—
Accelerated Vesting of Restricted Share Units	$—	$116,730	$174,960	$54,048	$67,870

Total:	$250,500	$116,730	$299,474	$54,048	$260,055

Death(3)
Annual Bonus	$—	$—	$—	$—	$192,185
Accelerated Vesting of Restricted Share Units	$—	$116,730	$174,960	$54,048	$67,870

Total:	$—	$116,730	$174,960	$54,048	$260,055

Termination Without Cause(4)
Salary Continuation	$1,012,500	$137,500	$382,571	$310,000	$315,000
Annual Bonus	$—	$—	$—	$—	$192,185
Benefit Continuation	$—	$—	$—	$—	$—
Accelerated Vesting of Restricted Share Units	$—	$116,730	$174,960	$54,048	$67,870

Total:	$1,012,500	$254,230	$557,531	$364,048	$575,055

Termination for Good Reason(4)
Salary Continuation	$1,012,500	$137,500	$382,571	$310,000	$315,000
Annual Bonus	$—	$—	$—	$—	$192,185
Benefit Continuation	$—	$—	$—	$—	$—
Accelerated Vesting of Restricted Share Units	$—	$116,730	$174,960	$54,048	$67,870

Total:	$1,012,500	$254,230	$557,531	$364,048	$575,055

Change in Control (No Termination)(5)
Accelerated Vesting of Restricted Share Units	$—	$104,400	$156,419	$117,130	$104,466

Total:	$—	$104,400	$156,419	$117,130	$104,466

Termination Following a Change in Control(6)
Salary Continuation	$1,350,000	$137,500	$382,571	$310,000	$315,000
Annual Bonus	$540,000	$—	$—	$—	$192,185
Benefit Continuation	$—	$—	$—	$—	$—
Accelerated Vesting of Restricted Share Units	$—	$19,290	$174,000	$—	$—

Total:	$1,890,000	$156,790	$556,571	$310,000	$507,185

(1)
No named executive officer would have been entitled to any severance payments if we terminated him/her for cause or he/she terminated his/her employment with us without good reason on December 31, 2015.

(2)
If terminated due to disability on December 31, 2015:

•
Each applicable named executive officer would have been entitled to receive a pro-rated annual incentive based on actual performance for the year of termination. The amount of the pro-rated annual incentive shown in the table assumes a December 31, 2015 termination and, therefore, is equal to 100% of the 2015 annual incentive that would have been payable had the executive remained employed through the annual incentive payment date in 2016.

•
Each of Mr. Cryan and Mr. Pagliara would have been entitled to receive 100% of his base salary for six months, which is comprised of the 60% salary continuation benefit provided under the Company-sponsored short-term disability insurance program and the 40% supplemental disability benefit provided under his employment agreement.

•
Each of Mr. Howsman and Ms. Jolly would have been entitled to receive an amount equal to 50% of his or her base salary for six months.

•
See below for the treatment of RSUs.

(3)
Upon termination of employment by reason of death on December 31, 2015, a named executive officer's personal representative would have been entitled to the same pro-rated annual incentive to which the named executive officer would have been entitled upon termination by reason of disability (if any), other than the salary continuation. See below for the treatment of RSUs.

(4)
Upon termination of the executive by us without cause or termination by the executive for good reason (if applicable), in either case on December 31, 2015:

•
Mr. Cryan would have been entitled to receive (i) salary continuation for 18 months, (ii) any unpaid annual incentive for the prior fiscal year and (iii) a pro-rated annual incentive based on actual performance for the year of termination.

•
Mr. Howsman would have been entitled to receive (i) salary continuation for six months and (ii) a pro-rated annual incentive based on actual performance for the year of termination.

•
Mr. Pagliara and Ms. Jolly would have been entitled to receive (i) salary continuation for one year and (ii) a pro-rated annual incentive based on actual performance for the year of termination.

•
Mr. Marcoot would have been entitled to receive salary continuation for one year.

•
See below for the treatment of RSUs.

•
The amounts shown in the table assume a December 31, 2015 termination and, therefore, include 100% of the annual incentive that would have been payable had the executive remained employed through the annual incentive payment date in 2016. The named executive officers generally are subject to restrictive covenants, such as confidentiality, non-solicitation, and non compete provisions.

(5)
See below for the treatment of RSUs upon a change in control on December 31, 2015.

(6)
For Mr. Cryan only, upon a termination by us without cause or a resignation for good reason, in either case within 90 days prior to or within two years following a change in control, he would have been entitled to receive an enhanced severance benefit equal to two times his annual base salary along with a target STI opportunity, without pro-ration (in lieu of the 18 months of salary continuation and pro-rated annual incentive otherwise payable upon such a termination).

Treatment of RSUs

        We have granted RSU awards to our executive officers pursuant to our 2011 Equity Incentive Plan and our 2015 Equity Incentive Plan. The termination provisions of the award agreements are described below.

  •
  The RSU agreements granted pursuant to the 2011 and 2015 Equity Incentive Plans provide that:

  •
  Upon a termination by the Company without "cause" (as defined in the award agreement), by the executive officer for "good reason" (as defined in the award agreement) or due to the executive officer's death or "disability" (as defined in the award agreement), each executive officer shall be entitle to pro-rated vesting of RSUs, with the performance-based awards paid based on actual performance results. For purposes of the table above, we have assumed "threshold" performance levels for the 2014 performance-based RSUs.

  •
  For awards granted under the 2011 Equity Incentive Plan, upon the consummation of a "change of control" (as defined in that equity plan), all unvested time-based RSUs would become fully vested and the "target" number (as defined in the award agreement) of performance-based RSUs would become fully vested.

  •
  For awards granted under the 2015 Equity Incentive Plan, upon the consummation of a "change of control" (as defined in that equity plan):

  •
  To the extent outstanding awards are assumed, converted or replaced by the resulting entity: (i) any performance-based outstanding awards shall be converted by the resulting entity as if "target" performance had been achieved as of the date of the change in control, and shall continue to vest during the remaining performance period or other period of required service; and (ii) all other awards shall continue to vest during the applicable vesting period, if any. If a participant incurs a termination other than for cause, death or disability or for good reason during the two-year period commencing on the date of the change in control, then upon such termination (A) all outstanding awards that may be exercised shall become fully exercisable and shall remain exercisable for the full duration of their term, (B) all restrictions with respect to outstanding awards shall lapse, with any performance objectives deemed to be satisfied at the "target" level, and (C) all outstanding awards shall become fully vested.

  •
  To the extent outstanding awards are not assumed, converted or replaced by the resulting entity: (i) all outstanding awards that may be exercised shall become fully exercisable and shall remain exercisable for the full duration of their term; (ii) all restrictions with respect to outstanding awards shall lapse, with any performance objectives with respect to outstanding awards deemed to be satisfied at the "target" level; and (iii) all outstanding awards shall become fully vested.

  •
  Certain retention awards of RSUs provide for full vesting of the award upon a termination by the Company without "cause" (as defined in the award agreement), by the executive officer for "good reason" (as defined in the award agreement), due to the executive officer's death or "disability (as defined in the award agreement) or upon a "change in control" (as defined in our 2015 Equity Incentive Plan).

Definitions Under Mr. Cryan's Employment Agreement

        "Cause" means: (i) continued failure to perform duties or disregard of the directives of the Board; (ii) willful material misrepresentation; (iii) commission of any act of fraud, misappropriation or embezzlement; (iv) conviction, guilty plea or plea of nolo contendere for any crime involving dishonesty or for any felony; (v) a material breach of fiduciary duties of loyalty or care or a material violation of the Company's Code of Business Conduct and Ethics or any other Company policy; (vi) engaging in illegal conduct, gross misconduct, gross insubordination or gross negligence that is materially and demonstrably injurious to the Company's business or financial condition; or (vii) a material breach of his representations under the employment agreement or his restrictive covenants.

        "Good Reason" means: (i) a material reduction in title, duties, responsibilities or reporting relationship; (ii) a material reduction in base salary (other than certain across the board reductions) or target annual incentive opportunity; (iii) failure to nominate Mr. Cryan for re-election as a member of the Board; or (iv) any other material breach under the employment agreement.

Definitions Under Mr. Pagliara's Employment Agreement

        "Cause" generally means: (i) consistent failure to perform duties and responsibilities as specified; (ii) a material breach of confidentiality, noncompetition or nonsolicitation covenants; (iii) commission of a felony or any crime involving theft, dishonesty or moral turpitude; (iv) commission of one or more acts or omissions that are willful and deliberate acts intended to harm or injure our business, operations, financial condition or reputation; (v) disregard of the directives of our Board of Directors or CEO; (vi) drunkenness or use of drugs that interferes with the performance of duties under the employment agreement; or (vii) any attempt to secure any personal profit in connection with our business without prior written approval by the Company.

        "Good Reason" means: (i) a material diminution of duties, responsibilities or authority; or (ii) a material breach of our obligations under the employment agreement, in each case subject to notice requirements and cure provisions.

Definitions Under Ms. Jolly's Letter Agreement

        "Cause" generally means: (i) a material breach of any restrictive covenant agreement; (ii) commission of a felony or any crime involving theft, dishonesty or moral turpitude; (iii) commission of acts or omissions that are willful and deliberate acts intended to harm or injure the business, operations, financial condition or reputation of the Company or any affiliate of the Company; (iv) disregard of the directives of the Board or her supervisor; (v) the participant's drunkenness or use of drugs which interferes with the performance of the participant's duties, which drunkenness or use of drugs continues after receipt of notice; or (vi) any attempt by the participant to secure any personal profit in connection with the business of the Company unless given prior written approval by the Company.

        "Good Reason" generally means: (i) a material diminution in base salary; (ii) a material diminution in authority, duties or responsibilities (or the authority, duties or responsibilities of her supervisor); (iii) a change in reporting relationship; (iv) a material diminution in budget authority; (v) a material change in work location; or (vi) a material breach of the offer letter.

Definition Under Mr. Marcoot's Letter Agreement

        "Cause" generally means: (i) a material breach of any restrictive covenant agreement; (ii) commission of a felony or any crime involving theft, dishonesty or moral turpitude; (iii) commission of acts or omissions that are willful and deliberate acts intended to harm or injure the business, operations, financial condition or reputation of the Company or any affiliate of the Company; (iv) disregard of the directives of the Board or his supervisor; (v) the participant's drunkenness or use of drugs which interferes with the performance of the participant's duties, which drunkenness or use of drugs continues after receipt of notice; or (vi) any attempt by the participant to secure any personal profit in connection with the business of the Company unless given prior written approval by the Company.

Definitions Under the Executive Severance Plan

        "Cause" means: (i) continued failure to perform duties or disregard of the directives of the Board or his or her supervisor; (ii) willful material misrepresentation; (iii) commission of any act of fraud, misappropriation or embezzlement; (iv) conviction, guilty plea or plea of nolo contendere for any crime involving dishonesty or for any felony; (v) a material breach of fiduciary duties of loyalty or care or a material violation of the Company's Code of Business Conduct and Ethics or any other Company policy; (vi) the engaging in illegal conduct, gross misconduct, gross insubordination or gross negligence that is materially and demonstrably injurious to the Company's business or financial condition; or (vii) a material breach of his or her representations under his or her employment agreement or his or her restrictive covenants.

        "Good Reason" generally means a reduction by the Company of participant's base salary by more than 10 percent (10%) (other than an across the board reduction which applies in a comparable manner to other senior executives of the Company).

Change in Control

        Under the 2011 Equity Incentive Plan, a "change in control" generally means any of the following: (i) the acquisition of 50% or more of the voting stock of the Company, other than an acquisition by certain related parties or an acquisition pursuant to a transaction the primary purpose of which is to effect an equity financing of the Company; (ii) turnover of a majority of the incumbent members of our Board of Directors (other than the election of certain new directors whose election or nomination was approved by a majority of the incumbent Board of Directors); (iii) a reorganization, merger or consolidation, unless our stockholders immediately prior to the transaction own more than 50% of the common stock of the resulting corporation as a result of their prior ownership of the Common Stock of the Company; (iv) a complete liquidation or dissolution of the Company; or (v) the sale or other disposition of all or substantially all of the Company's assets (other than a sale or disposition to a subsidiary).

        Under the 2015 Equity Incentive Plan, a "change in control" generally means any of the following: (i) the acquisition of 50% or more of the Common Stock of the Company or the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors, other than an acquisition directly from the Company, any acquisition by the Company, any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or its affiliated companies or any acquisition by any corporation pursuant to a transaction which complies with the aforementioned; (ii) turnover of a majority of the incumbent members of our Board of Directors (other than the election of certain new directors whose election or nomination was approved by a majority of the incumbent Board of Directors); (iii) consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company, unless following such combination (x) our stockholders immediately prior to the transaction own more than 50% of the Common Stock or outstanding voting shares, (y) no person beneficially owns, directly or indirectly, 50% or more of the outstanding shares of common stock resulting from such combination or the combined voting power of the then outstanding securities except to the extent such ownership existed prior to the combination, and (z) at least a majority of the members of the board of directors of the resulting corporation were members of the incumbent board; or (iv) approval by the stockholders of a complete liquidation or dissolution of the Company.

Separation Agreements

Mr. Ramírez's Separation Agreement

        On March 20, 2015, we entered into a separation agreement with Mr. Ramírez. Under his separation agreement, Mr. Ramírez was entitled to receive: (i) salary continuation for one year; (ii) his 2014 annual bonus earned for that year; (iii) a pro-rated 2015 annual bonus, dependent upon actual performance by the Company during all of 2015, determined by treating individual goals as having been achieved at "target" level; and (iv) reimbursement of reasonable legal fees of up to $10,000. Mr. Ramírez will also vest in his RSUs in accordance with the terms of the separation agreement outlined in "—Section 5: Additional Compensation Matters" above.

Mr. Guba's Severance Arrangement

        Effective September 24, 2015, we entered into a separation agreement with Mr. Guba. Under the terms of his separation agreement, Mr. Guba was entitled to receive (i) vesting of his unvested time-based RSUs; (ii) vesting of his performance-based RSUs based on actual performance results for the entire applicable performance period, pro-rated for the period of time worked during the applicable performance period; and (iii) reimbursement for up to $10,000 in attorneys' fees incurred by him in connection with the separation agreement.

        Following is a summary of the severance benefits received or payable to Mr. Ramírez and Mr. Guba.

Description of Payment/Benefit	Luis Manuel Ramírez	Raymond K. Guba
Salary Continuation	$577,500	—
2015 STI	—	—
Time-based RSU Vesting	$36,010	$32,987
Performance-based RSU Vesting(1)	$16,464	$7,322
Attorney Fees	$10,000	$10,000

Total	$639,974	$50,309

(1)
The pro-rated performance-based RSUs for 2014 and 2015 are included assuming threshold performance through the end of the applicable performance period. The actual amount earned will not be known until after the end of the applicable performance period.

2015 Director Compensation

        Except as noted below, the following table provides information on the compensation awarded to, earned by, or paid to each person who served as a non-employee director during 2015. From January 1, 2015 through March 19, 2015, Mr. Cryan served as a non-employee director and participated in the Company's director compensation program. Effective as of March 20, 2015, Mr. Cryan was appointed President and CEO of the Company and ceased to receive non-employee director retainers or other compensation. Mr. Cryan's compensation for services as a non-employee director from January 1, 2015 through March 19, 2015 is included in the "All Other Compensation" column of the Summary Compensation Table above in "—2015 Summary Compensation Table."

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(4)	Total ($)
Carl Bartoli	$126,939	$80,005	$206,944
David L. Keller(1)	$57,148	—	$57,148
Charles Macaluso	$176,418	$80,005	$256,423
Robert B. Mills(2)	$28,250	—	$28,250
Michael E. Rescoe	$150,213	$80,005	$230,218
Michael E. Salvati	$153,753	$80,005	$233,758
Gary J. Taylor(3)	$26,750	—	$26,750
Frank E. Williams, Jr.	$16,814	$80,005	$96,819

(1)
Mr. Keller was elected to the Board on May 8, 2015.

(2)
Mr. Mills was elected to the Board on October 8, 2015.

(3)
Mr. Taylor was elected to the Board on October 8, 2015.

(4)
The amounts in this column represent the aggregate grant date fair value of restricted shares granted to non-employee directors in 2015 computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions we made in valuing the restricted shares, please see "Note 4—Summary of Significant Accounting Policies—Stock-Based Compensation Expense" to our consolidated financial statements. The total number of unvested restricted shares held by each non-employee director as of December 31, 2015 was as follows:

Name	Unvested Restricted Shares (#)
Carl Bartoli	12,488
David L. Keller	—
Charles Macaluso	12,488
Robert B. Mills	—
Michael E. Rescoe	6,061
Michael E. Salvati	12,488
Gary J. Taylor	—
Frank E. Williams, Jr.	—

        The Board compensation is determined by the Nominating and Corporate Governance Committee subject to approval by the entire Board of Directors. The objectives for our non-employee director compensation program are to attract highly-qualified individuals to serve on the Board of Directors and align directors' interests with the interests of our stockholders. The Nominating and Corporate Governance Committee reviews the program periodically to ensure that it continues to meet these objectives. To determine whether the director compensation program is competitive, the Nominating and Corporate Governance Committee considers general market information on program design and the advice of the Compensation Committee's independent compensation consultant. In recommending director compensation levels, the Nominating and Corporate Governance Committee also considers the significant amount of time that directors expend in fulfilling their duties to the Company as well as the skill level required by the Company of members of the Board of Directors. The Nominating and Corporate Governance Committee recommends any change it considers appropriate to the full Board of Directors for its review and approval and includes the relevant information and data for the Board of Directors to use in its considerations.

        Directors who are employed by our Company or any of our subsidiaries do not receive compensation for serving as directors. Directors who are not employees of our Company or any of our subsidiaries are entitled to receive an annual retainer as follows:

  •
  $47,500 for each non-employee director;

  •
  $10,000 for membership in each committee;

  •
  $50,000 for the Board of Directors Chairperson;

  •
  $20,000 for the Audit Committee Chairperson;

  •
  $13,750 for the Compensation Committee Chairperson; and

  •
  $13,750 for the Nominating and Corporate Governance Committee Chairperson.

        In addition, directors are entitled to receive:

  •
  a meeting fee of $1,500 for each Board of Directors meeting attended in person;

  •
  a meeting fee of $1,000 for each Board of Directors meeting attended telephonically;

  •
  a meeting fee of $1,000 for each committee meeting attended in person or telephonically;

  •
  a meeting fee of $1,000 for each Audit Committee meeting attended in person or telephonically, regardless of whether such director is a member of the Audit Committee; and

  •
  a meeting fee of $1,500 for each Board of Directors or committee meeting attended in person outside of normal Board and committee meetings.

        We offer each director an annual allowance for continuing education, the amount of which is set by the Board of Directors from time to time. For 2015, the amount was $10,000, however all of the directors elected to take advantage of free educational resources instead of using the allowance. We also reimburse non-employee directors for out-of-pocket expenses incurred in connection with attending Board and committee meetings.

        On January 22, 2015, each of the non-employee directors serving at that time received 6,061 restricted shares. Of the 6,061 restricted shares, 1,515 shares vested on January 22, 2016 and the remaining shares vest in equal installments on each of January 22, 2017, 2018 and 2019, subject to continued service as a director through the vesting dates.

        The Board recognizes that ownership by the non-employee directors of the Company's Common Stock will align their interests with the interests of our stockholders. As a result, each non-employee director is required to own the lesser of (i) shares with a value of three times his or her annual cash retainer or (ii) 8,000 shares. The target date for the existing directors to meet these stock ownership guidelines is January 1, 2017, except any new directors or directors appointed after January 1, 2011, for whom the target date is five years from the date of his or her appointment. For purposes of these guidelines, the director will be deemed to "own" the Company's shares that are beneficially owned by such person, including equity awards that will payout within 60 days of the applicable measuring date. As of March 10, 2017, each non-employee director who served in 2015 meets or exceeds the minimum ownership requirement.

Compensation Committee Interlocks and Insider Participation

        The members of the Compensation Committee during 2015 were Messrs. Bartoli, Macaluso and Cryan, who served until March 20, 2015, and, beginning on March 20, 2015, Mr. Rescoe. During their time as members of the Compensation Committee in 2015, none of Messrs. Bartoli, Macaluso, Cryan or Rescoe was an officer or employee of the Company. None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Compensation Committee Report

        The Compensation Committee, comprised of independent directors, reviewed and discussed the above Compensation Discussion and Analysis with the Company's management. Based on that review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Compensation Committee:
Linda Goodspeed (Chair)*
David A.B. Brown**
Gary J. Taylor***

*
Ms. Goodspeed became the Chair of the Compensation Committee on June 27, 2016, following her appointment to the Board in May 2016.

**
Mr. Brown became a member of the Compensation Committee on June 27, 2016, following his appointment to the Board in May 2016.

***
Mr. Taylor became a member of the Compensation Committee on June 27, 2016, following his appointment to the Board in October 2015.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

        Except as indicated otherwise, the following table sets forth certain information, as of March 10, 2017, regarding the beneficial ownership of our Common Stock by holders of greater than five percent of our Common Stock that have filed ownership reports with the SEC, each of our current directors, each of our named executive officers named in the Summary Compensation Table, and all of our current directors and named executive officers as a group. Except as otherwise indicated, addresses are c/o Global Power Equipment Group Inc., 400 East Las Colinas Boulevard, Suite 400 Irving, Texas 75039.

	Common Stock Beneficially Owned
Name of Beneficial Owner	Number of Shares (#)	Percentage of Class (%)(1)
Greater than 5% Holders:
Nelson Obus(2)	3,167,718	18.11%
Emancipation Management LLC(3)	1,535,734	8.78%
Tontine Asset Associates, LLC(4)	1,381,464	7.90%
Directors:(5)
Carl Bartoli	35,391	*
David A. B. Brown	—	*
Linda A. Goodspeed	—	*
David L. Keller	69,601	*
Charles Macaluso	36,391	*
Robert B. Mills	—	*
Michael E. Rescoe	3,031	*
Michael E. Salvati	21,838	*
Gary J. Taylor	—	*
Nelson Obus(2)	3,167,718	18.11%
Named Executive Officers:
Terence J. Cryan(6)	204,211	1.16%
Timothy M. Howsman(7)	20,678	*
Tracy D. Pagliara(8)	129,320	*
Ross Marcoot(9)	14,746	*
Keri Jolly(9)	13,359	*
Luis Manuel Ramírez(9)	51,657	*
Raymond K. Guba(9)	27,130	*
Directors and Named Executive Officers as a Group (14 persons)(10)	3,776,543	21.31%

*
Less than 1%.

(1)
As reported by such persons as of March 10, 2017 and including, in the case of our named executive officers, RSUs, which are treated for purposes of this table on an as-converted basis. Percentages are based on 17,487,472 shares of our Common Stock outstanding, except as indicated otherwise and except where the person has the right to acquire shares within 60 days of the record date, which increases the number of shares beneficially owned by such person and the number of shares outstanding for determining that person's percentage of ownership. We have determined beneficial ownership in accordance with the rules of the SEC. Unless otherwise indicated in the footnotes to this table, each stockholder named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by that stockholder. We have omitted percentages of less than 1% from the table.

(2)
The shares listed were reported on a Schedule 13D/A, filed with the SEC on June 30, 2016, with respect to holdings as of June 27, 2016. They include: (i) 963,454 shares of common stock (the "Partner Shares") held by Wynnefield Partners Small Cap Value, L.P., of which Wynnefield Capital Management, LLC ("WCM") is the sole general partner and has the sole power to direct the voting and disposition of these shares and, as a result, may be deemed to beneficially hold the Partner Shares; (ii) 1,573,953 shares of common stock (the "Partner I Shares") held by Wynnefield Partners Small Cap Value, L.P. I, of which WCM is the sole general partner and has the sole power to direct the voting and disposition of these shares and, as a result, may be deemed to beneficially hold the Partner I Shares; (iii) 530,306 shares of common stock (the "Offshore Shares") held by Wynnefield Small Cap Value Offshore Fund, Ltd., of which Wynnefield Capital, Inc. ("WCI") is the sole investment manager and has the sole power to direct the voting and disposition of these shares and, as a result, may be deemed to beneficially hold the Offshore Shares; and (iv) 100,005 shares of common stock (the "Plan Shares") held by Wynnefield Capital, Inc. Profit Sharing & Money Purchase Plan (the "Plan"), an employee profit sharing plan. Mr. Nelson Obus and Mr. Joshua Landes are the co-managing members of WCM and in such role share the power to direct the voting and disposition of the shares of common stock WCM may be deemed to beneficially hold and, as a result, may be deemed to beneficially hold the Partner Shares and the Partner I Shares. Mr. Obus and Mr. Landes are executive officers of WCI and in such role shares the power to direct the voting and disposition of the Offshore Shares and, as a result, may be deemed to beneficially hold the Offshore Shares. Mr. Obus and Mr. Landes are co-trustees of the Plan and in such role share the power to direct the voting and disposition of the Plan Shares and, as a result, may be deemed to beneficially hold the Plan Shares. The principal business address of the reporting persons is 450 Seventh Avenue, Suite 509, New York, NY 10123.

(3)
The shares listed were reported on a Schedule 13G/A, filed with the SEC on February 10, 2017, with respect to holdings as of December 31, 2016. Emancipation Management LLC holds shared dispositive power of the shares with Circle N Advisors, LLC, which Emancipation Management LLC owns, and Mr. Charles Frumberg, the managing member of Emancipation Management LLC. The principal business address of Emancipation Management LLC and Mr. Frumberg is 825 Third Avenue, New York, NY 10022. The principal business address of Circle N Advisors, LLC is 200 Westgate Business Center Dr., Fishkill, NY 12524.

(4)
The shares listed were reported on a Schedule 13G/A filed with the SEC on February 10, 2017, with respect to holdings as of December 31, 2016. Tontine Asset Associates, LLC holds shared voting and dispositive power of the shares with Mr. Jeffrey L. Gendell, each of which may be deemed to beneficially hold the shares. The principal business address of each of the reporting persons is 1 Sound Shore Drive, Suite 304, Greenwich, CT 06830.

(5)
No director, other than Mr. Cryan as disclosed herein, has a right to obtain beneficial ownership of additional shares within 60 days of March 10, 2017.

(6)
The 204,211 shares held by Mr. Cryan include 106,500 shares underlying RSUs which may be acquired upon vesting within 60 days of March 10, 2017.

(7)
The 20,678 shares held by Mr. Howsman include 8,000 shares underlying RSUs which may be acquired upon vesting within 60 days of March 10, 2017.

(8)
The 129,320 shares held by Mr. Pagliara include 50,614 shares underlying RSUs which may be acquired upon vesting within 60 days of March 10, 2017.

(9)
The shares reported are based on the Company's records as of the termination date of such individual's employment and do not take into account any transactions that may have occurred after such date.

(10)
Represents beneficial ownership of our Common Stock held by our current directors and executive officers as a group as of March 10, 2017, including any options exercisable within 60 days of March 10, 2017. Does not include former executive officers that are no longer employed by the Company.

Securities Authorized For Issuance Under Equity Compensation Plans

        The disclosure required by this Item is included under "Part III—Item 11. Executive Compensation" of this Form 10-K.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Approval of Related Party Transactions

        The Board has adopted a formal written policy governing the review and approval of related person transactions, which is posted under the heading "Corporate Governance" of the Investor Relations section of our website at http://www.globalpower.com/. For purposes of this policy, the terms "related person" and "transaction" are as defined in Item 404(a) of Regulation S-K. The policy provides that each director, director nominee and executive officer shall promptly notify the Corporate Secretary of any transaction involving the Company and a related person. Such transaction will be presented to and reviewed by the Audit Committee for approval, ratification or such other action as may be appropriate. On an annual basis, the Audit Committee reviews any previously approved related party transaction that is continuing, as well as any related party transaction disclosed in response to our annual directors' and officers' questionnaire. The policy itself is annually reviewed and was last reviewed in December 2016.

Director Independence

        For a discussion of our director independence, see "Part III—Item 10. Directors, Executive Officers and Corporate Governance—Director Independence."

Item 14.    Principal Accountant Fees and Services.

Audit and Non-Audit Fees

        The following table sets forth the estimated or actual fees paid or accrued by us for professional services rendered by BDO related to the audit of our consolidated financial statements for the year ended December 31, 2014 and all fees paid or accrued by us for professional services rendered by Hein related to the audit of our consolidated financial statements for the year ended December 31, 2015 and the audit of our restated consolidated financial statements for the year ended December 31, 2014:

	December 31,
	2015(8)	2014
	Hein(1)	Hein(1)	BDO
Audit Fees	$1,594,838	$1,943,553	$702,854	(2)
Audit-Related Fees(5)	—	—	—
Tax Fees(6)	—	—	31,260
All Other Fees(7)	—	—	13,888

TOTAL	$1,594,838	$1,943,553	$748,002

(1)
Audit and Non-Audit Fees paid to Hein were compensation for its audit of the Company's restated consolidated financial statements for the years ended December 31, 2013 and December 31, 2014, and related quarterly periods (the "restatement audit"), and its audit of the Company's consolidated financial statements for the year ended December 31, 2015, including internal controls (together with the restatement audit, the "Audit").

(2)
Audit fees paid to BDO consisted of the aggregate fees, including expenses, billed in connection with the audits of our annual financial statements for the year ended December 31, 2014 and internal controls, as well as quarterly reviews of the financial information included in our quarterly reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm.

(5)
Audit-related fees consisted of the aggregate fees, including expenses, billed for assurance and related services that are not reported under "Audit Fees."

(6)
Tax fees for 2015 and 2014 include fees for value-added tax and tax consultation services performed in our non-U.S. locations.

(7)
Other Fees for 2014 are related to consultation services.

(8)
Does not include fees incurred by BDO, prior to their dismissal, of $596,698 related to the restatement or $66,573 related to the quarterly review of March 31, 2015 and time incurred for planning the 2015 audit.

Audit Committee Pre-Approval of Audit and Non-Audit Services

        The Audit Committee's policy is to pre-approve all audit and non-audit services provided to the Company by its independent registered public accounting firm (except for items exempt from pre-approval requirements under applicable laws and rules). All audit and non-audit services included in the table above were pre-approved by the Audit Committee.

        When considered necessary, management prepares an estimate of fees for the service and submits the estimate to the Audit Committee for its review and pre-approval. Any modifications to the estimates will be submitted to the Audit Committee for pre-approval at the next regularly scheduled Audit Committee meeting. All fees paid to our independent registered public accounting firm during the periods covered by this report and through the date hereof were in accordance with this pre-approval policy.

Part IV

Item 15.    Exhibits and Financial Statement Schedules.

Documents filed as part of this Report:

        Financial Statements: The following reports of independent accountants and our consolidated financial statements are set forth in the index beginning on page F-1:

  •
  Reports of Independent Registered Public Accounting Firm

  •
  Consolidated Balance Sheets as of December 31, 2015 and 2014

  •
  Consolidated Statements of Operations for the years ended December 31, 2015, 2014 (restated), and 2013 (restated)

  •
  Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2015, 2014 (restated), and 2013 (restated)

  •
  Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 (restated), and 2013 (restated)

  •
  Notes to Consolidated Financial Statements

        The following financial statement schedule is contained on page F-76 in this Report.

  •
  Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2015, 2014 (restated), and 2013 (restated)

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

F-6	Restated consolidated financial statements as of December 31, 2015 and 2014, and for the years ended December 31, 2015, 2014, and 2013.

        Exhibits:    The following exhibits are furnished as exhibits to this Form 10-K:

Exhibit	Description
2.1	Membership Interest Purchase and Sale Agreement, dated as of July 14, 2012, by and among Global Power, Koontz-Wagner Holdings, LLC and, solely with respect to Sections 7.12(b)(2) and 7.12(c) thereof, High Street Capital III SBIC, L.P. (filed as Exhibit 10.3 to our Form 10-Q filed with the commission on August 9, 2012 and incorporated herein by reference).
3.1
Second Amended and Restated Certificate of Incorporation of Global Power (filed as Exhibit 3.1 to our Form 10 (Commission File No. 001-16501) filed with the Commission on April 30, 2010 and incorporated herein by reference).
3.2
Certificate of Amendment, dated June 30, 2010, to Second Amended and Restated Certificate of Incorporation of Global Power (filed as Exhibit 3.2 to our Amendment No. 2 to Form 10 filed with the Commission on July 20, 2010 and incorporated herein by reference).
3.3	Third Amended and Restated By-Laws of Global Power (filed as Exhibit 3.1 to our Form 10-Q filed with the Commission on August 15, 2011 and incorporated herein by reference)/(File No. 001-16501).
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
10.6
Amendment No. 5 to the Credit Agreement, effective as of August 5, 2011 (filed as Exhibit 10.2 to our Form 10-Q filed with the Commission on August 15, 2011 and incorporated herein by reference)/(File No. 001-16501).
10.7	Form of Warrant, dated January 22, 2008 (filed as Exhibit 10.7 to our Form 10 filed with the Commission on April 30, 2010 and incorporated herein by reference).
10.8
Management Incentive Co-Investment Plan of Global Power, dated as of December 4, 2007 (filed as Exhibit 10.8 to our Form 10 filed with the Commission on April 30, 2010 and incorporated herein by reference).*

Exhibit	Description
10.9	Global Power 2008 Management Incentive Plan (filed as Exhibit 10.9 to our Form 10 filed with the Commission on April 30, 2010 and incorporated herein by reference).*
10.10	Global Power Incentive Compensation Plan (filed as Exhibit 10.10 to our Form 10 filed with the Commission on April 30, 2010 and incorporated herein by reference).*
10.11	Global Power 2008 Director's Equity Incentive Plan (filed as Exhibit 10.14 to our Form 10 filed with the Commission on April 30, 2010 and incorporated herein by reference).*
10.12
Employment Agreement, dated as of March 22, 2010, by and between Global Power and Tracy D. Pagliara (filed as Exhibit 10.22 to our Amendment No. 2 to Form 10 filed with the Commission on July 20, 2010 and incorporated herein by reference).*
10.13
Amended and Restated Global Power Incentive Compensation Plan (filed as Exhibit 10.1 to our Form 10-Q filed with the Commission on May 16, 2011 and incorporated herein by reference)/(File No. 001-16501).*
10.14	Global Power 2011 Equity Incentive Plan (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on May 24, 2011 and incorporated herein by reference)/(File No. 001-16501).*
10.15
Asset Purchase Agreement by and between Deltak, LLC and Hamon Acquisitions, Inc., dated as of August 5, 2011 (filed as Exhibit 10.1 to our Form 10-Q filed with the Commission on August 15, 2011 and incorporated herein by reference)/(File No. 001-16501).
10.16
Credit Agreement, dated as of February 21, 2012 (the "New Credit Agreement"), by and among Global Power, certain of its subsidiaries, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and the various lending institutions party thereto (filed as Exhibit 10.26 to our Form 10-K filed with the Commission on March 14, 2012 and incorporated herein by reference).
10.17
First Amendment to the New Credit Agreement and First Amendment to the Security Agreement, dated as of April 25, 2012, by and among Global Power, certain of its subsidiaries, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and the various lending institutions party thereto (filed as Exhibit 10.1 to our Form 10-Q filed with the Commission on May 1, 2012 and incorporated herein by reference).
10.18
Second Amendment to the New Credit Agreement, dated as of July 19, 2012, by and among Global Power, certain of its subsidiaries, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and the various lending institutions party thereto (filed as Exhibit 10.4 to our Form 10-Q filed with the Commission on August 9, 2012 and incorporated herein by reference).
10.19
Third Amendment and Limited Waiver to the New Credit Agreement and Second Amendment to the Security Agreement, dated as of March 4, 2013 and effective as of December 7, 2012, entered into by and among Global Power, certain of its subsidiaries, Wells Fargo Bank, National Association, U.S. Bank National Association, and the other lenders from time to time party thereto (filed as Exhibit 10.29 to our Form 10-K filed with the Commission on March 7, 2013 and incorporated herein by reference).

Exhibit	Description
10.20	Fourth Amendment and Limited Waiver to the New Credit Agreement, dated as of December 22, 2014, by and among Global Power, certain of its subsidiaries, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and the various lending institutions party thereto (filed as Exhibit 10.34 to our Form 10-K filed with the Commission on March 9, 2015 and incorporated herein by reference).
10.21
Fifth Amendment and Limited Waiver to the New Credit Agreement, dated as of May 28, 2015, by and among Global Power, certain of its subsidiaries, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and the various lending institutions party thereto (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on June 2, 2015 and incorporated herein by reference).
10.22
Limited Waiver and Sixth Amendment to the New Credit Agreement, dated as of June 30, 2015, by and among Global Power, certain of its subsidiaries, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and the various lending institutions party thereto (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on July 2, 2015 and incorporated herein by reference).
10.23
Limited Waiver and Seventh Amendment to the New Credit Agreement and Amendment to Other Loan Documents, dated as of August 31, 2015, by and among Global Power, certain of its subsidiaries, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and the various lending institutions party thereto (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on September 1, 2015 and incorporated herein by reference).
10.24
First Amendment to Limited Waiver and Seventh Amendment to the New Credit Agreement and Amendment to Other Loan Documents, dated as of December 11, 2015, by and among the Company, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and the various lending institutions party thereto (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on December 16, 2015 and incorporated herein by reference).
10.25
Second Amendment to Limited Waiver and Seventh Amendment to the New Credit Agreement and Amendment to Other Loan Documents, dated as of March 25, 2016, by and among Global Power, certain of its subsidiaries, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and the various lending institutions party thereto.♦
10.26
Third Amendment to Limited Waiver and Seventh Amendment to the New Credit Agreement and Amendment to Other Loan Documents, dated as of July 22, 2016, by and among Global Power, certain of its subsidiaries, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and the various lending institutions party thereto (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on July 26, 2016 and incorporated herein by reference).
10.27
Ninth Amendment to the New Credit Agreement and Fourth Amendment to Limited Waiver Agreement, dated as of October 4, 2016, by and among Global Power, certain of its subsidiaries, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and the various lending institutions party thereto (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on October 11, 2016 and incorporated herein by reference).

Exhibit	Description
10.28	Tenth Amendment to the New Credit Agreement and Fifth Amendment to Limited Waiver Agreement, dated as of October 27, 2016, by and among Global Power, certain of its subsidiaries, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and the various lending institutions party thereto (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on October 31, 2016 and incorporated herein by reference).
10.29
Eleventh Amendment to the New Credit Agreement and Sixth Amendment to Limited Waiver Agreement, dated as of November 30, 2016, by and among Global Power, certain of its subsidiaries, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and the various lending institutions party thereto (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on December 6, 2016 and incorporated herein by reference).
10.30
Twelfth Amendment to the New Credit Agreement, dated as of December 23, 2016, by and among Global Power, certain of its subsidiaries, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and the various lending institutions party thereto (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on February 27, 2017, and incorporated herein by reference).
10.31
Thirteenth Amendment to the New Credit Agreement and Seventh Amendment to Limited Waiver Agreement, dated as of January 30, 2017, by and among Global Power, certain of its subsidiaries, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and the various lending institutions party thereto (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on February 27, 2017, and incorporated herein by reference).
10.32
Fourteenth Amendment to Credit Agreement and Eighth Amendment to Limited Waiver Agreement, dated as of February 21, 2017, by and among the Company, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and the various financial institutions party thereto (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on February 27, 2017, and incorporated herein by reference).
10.33
Fifteenth Amendment to Credit Agreement and Ninth Amendment to Limited Waiver Agreement, dated as of March 3, 2017, by and among the Company, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and the various financial institutions party thereto as lenders (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on March 9, 2017, and incorporated herein by reference).
10.34
Election and Nomination Agreement by and among (i) Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P. I, Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Capital, Inc. Profit Sharing & Money Purchase Plan, Wynnefield Capital Management, LLC, and Wynnefield Capital, Inc. and (ii) Global Power, dated as of June 1, 2016 and effective May 25, 2016 (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on June 1, 2016 and incorporated herein by reference).
10.35
Retirement Agreement by and between David L. Keller and Global Power, dated as of June 6, 2012 (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on June 12, 2012 and incorporated herein by reference).*
10.36
Employment Agreement by and between Luis Manuel Ramírez and Global Power, dated as of June 6, 2012 (filed as Exhibit 10.2 to our Form 8-K filed with the Commission on June 12, 2012 and incorporated herein by reference).*

Exhibit	Description
10.37	Form of Global Power Restricted Shares Award Agreement (filed as Exhibit 10.1 to our Form 10-Q filed with the Commission on November 9, 2012 and incorporated herein by reference).*
10.38
Amendment to Attachment A of the Form of Global Power Restricted Shares Unit Agreement (filed as Exhibit 10.5 to our Form 10-Q/A filed with the Commission on August 20, 2012 and incorporated herein by reference).*
10.39	Global Power Short-Term Incentive Plan (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on February 26, 2013 and incorporated herein by reference).*
10.40	Form of Global Power Restricted Shares Unit Agreement (filed as Exhibit 10.30 to our Form 10-K filed with the Commission on March 7, 2013 and incorporated herein by reference).*
10.41
Separation Agreement by and between Kenneth W. Robuck and Global Power, dated as of June 24, 2013 and effective July 1, 2013 (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on June 28, 2013 and incorporated herein by reference).*
10.42
Severance Arrangement by and between Raymond K. Guba and Global Power, dated as of November 18, 2013 (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on November 18, 2013 and incorporated herein by reference).*
10.43
Lender Joinder Agreement, dated as of December 17, 2013, by and among Global Power, as the borrower, certain other subsidiaries of the borrower, Wells Fargo Bank, National Association, as Administrative Agent, and U.S. Bank, National Association, Branch Banking and Trust Company and JPMorgan Chase Bank, N.A., as lenders (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on December 17, 2013 and incorporated herein by reference).
10.44	Global Power Executive Severance Plan (filed as Exhibit 10.34 to our Form 10-K filed with the Commission on March 17, 2014 and incorporated herein by reference).*
10.45	Offer letter to Penny Sherrod-Campanizzi, dated as of October 1, 2012 (filed as Exhibit 10.35 to our Form 10-K filed with the Commission on March 17, 2014 and incorporated herein by reference).*
10.46	Offer letter to Melanie Barth, dated as of October 18, 2012 (filed as Exhibit 10.36 to our Form 10-K filed with the Commission on March 17, 2014 and incorporated herein by reference).*
10.47	Offer letter to Raymond K. Guba, dated as of October 3, 2013 (filed as Exhibit 10.37 to our Form 10-K filed with the Commission on March 17, 2014 and incorporated herein by reference).*
10.48
Consulting Services Agreement by and between David L. Willis and Global Power, dated as of November 18, 2013 (filed as Exhibit 10.38 to our Form 10-K filed with the Commission on March 17, 2014 and incorporated herein by reference).*
10.49
Employment Agreement by and between Luis Manuel Ramírez and Global Power, dated as of March 31, 2014 (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on April 4, 2014 and incorporated herein by reference).*
10.50	Offer letter to Keri Jolly, dated as of August 4, 2014 (filed as Exhibit 10.36 to our Form 10-K filed with the Commission on March 9, 2015 and incorporated herein by reference).*

Exhibit	Description
10.51	Separation Agreement by and between Penny Sherrod-Campanizzi and Global Power, dated as of January 5, 2015 (filed as Exhibit 10.37 to our Form 10-K filed with the Commission on March 9, 2015 and incorporated herein by reference).*
10.52
Separation Agreement, dated as of March 20, 2015, by and between Luis Manuel Ramírez and Global Power (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on March 23, 2015 and incorporated herein by reference).*
10.53
Letter Agreement, dated as of March 20, 2015, by and between Terence Cryan and Global Power (filed as Exhibit 10.2 to our Form 8-K filed with the Commission on March 23, 2015 and incorporated herein by reference).*
10.54
Form of Nonqualified Stock Option Agreement, dated as of March 23, 2015, by and between Terence Cryan and Global Power (filed as Exhibit 10.3 to our Form 8-K filed with the Commission on March 23, 2015 and incorporated herein by reference).*
10.55	Form of Restricted Share Unit Agreement (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on April 6, 2015 and incorporated herein by reference).*
10.56	2015 Equity Incentive Plan (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on May 14, 2015 and incorporated herein by reference).*
10.57
Employment Agreement, dated as of June 26, 2015, by and between Terence J. Cryan and Global Power (filed as Exhibit 10.2 to our Form 8-K filed with the Commission on July 2, 2015 and incorporated herein by reference).*
10.58
Separation Agreement, dated as of September 24, 2015, by and between Global Power and Raymond K. Guba (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on September 25, 2015 and incorporated herein by reference).*
10.59
Global Power Executive Severance Plan, as Amended and Restated on August 19, 2015 (filed as Exhibit 10.2 to our Form 8-K filed with the Commission on September 25, 2015 and incorporated herein by reference).*
10.60
Offer Letter Agreement, dated as of September 17, 2015, by and between Craig Holmes and Global Power (filed as Exhibit 10.3 to our Form 8-K filed with the Commission on September 25, 2015 and incorporated herein by reference).*
10.61
Inducement Restricted Share Unit Agreement, dated September 24, 2015, by and between Craig Holmes and Global Power Equipment Group Inc. (filed as Exhibit 10.4 to our Form 8-K filed with the Commission on September 25, 2015 and incorporated herein by reference).*
10.62
Inducement Restricted Share Unit Agreement, dated September 24, 2015, by and between Peter Dawes and Global Power Equipment Group Inc. (filed as Exhibit 10.5 to our Form 8-K filed with the Commission on September 25, 2015 and incorporated herein by reference).*
10.63
Stock Purchase Agreement, dated January 13, 2017, by and between the Company, as Seller, and Chart Lifecycle, Inc., as Buyer, relating to the sale of Hetsco Holdings, Inc., which is the sole stockholder of Hetsco, Inc.♦
10.64	Retirement and Consulting Agreement, dated March 15, 2017, by and between Global Power and Timothy Howsman.*♦
10.65	Form of Global Power Time-Based Restricted Share Unit Agreement.*♦

Exhibit	Description
10.66	Form of Global Power Performance-Based Restricted Share Unit Agreement.*♦
10.67	Retention Incentives Agreement, dated as of March 19, 2016, by and between Timothy Howsman and Global Power.*♦
14.1	Code of Business Conduct and Ethics of Global Power (filed as Exhibit 14.1 to our Form 8-K filed with the Commission on July 18, 2014 and incorporated herein by reference).
16.1
Letter from BDO USA, LLP to the U.S. Securities and Exchange Commission, dated December 17, 2015 (filed as Exhibit 16.1 to our Form 8-K/A filed with the Commission on December 21, 2015 and incorporated herein by reference).
16.2
Letter from BDO USA, LLP to the U.S. Securities and Exchange Commission, dated March 31, 2016 (filed as Exhibit 16.1 to our Form 8-K/A filed with the Commission on April 4, 2016 and incorporated herein by reference).
21.1	Subsidiaries of Global Power.♦
23.1	Consent of Independent Registered Public Accounting Firm.♦
24.1	Powers of Attorney for our directors and certain executive officers (included on signature page).♦
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.♦
31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.♦
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.♦
32.2	Certification by the Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.♦
101.INS	XBRL Instance Document♦
101.SCH	XBRL Taxonomy Extension Schema Document♦
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document♦
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document♦
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document♦
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document♦

*
Indicates a management contract or compensatory plan or arrangement.

♦
Filed herewith.

+
We have requested confidential treatment of certain information contained in this exhibit under 17 C.F.R. § 200.80(b)(4) and § 240.24b2.

SIGNATURES

        Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Form to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2017

GLOBAL POWER EQUIPMENT GROUP INC.
By:	/s/ TERENCE J. CRYAN Terence J. Cryan, President and Chief Executive Officer

        Each individual whose signature appears below constitutes and appoints Tracy D. Pagliara, Senior Vice President, Chief Administrative Officer, General Counsel and Secretary, and Craig Holmes, Senior Vice President of Finance and each of them singly, his true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all the said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ TERENCE J. CRYAN Terence J. Cryan	Chief Executive Officer, President and Director (Principal Executive Officer)	March 15, 2017
/s/ TIMOTHY M. HOWSMAN Timothy M. Howsman	Chief Financial Officer, Products (Principal Financial Officer)	March 15, 2017
/s/ CARL BARTOLI Carl Bartoli	Director	March 15, 2017
David L. Keller	Director	March 15, 2017
/s/ CHARLES MACALUSO Charles Macaluso	Director and Chairman of the Board	March 15, 2017
/s/ ROBERT B. MILLS Robert B. Mills	Director	March 15, 2017

NAME	TITLE	DATE

/s/ MICHAEL E. RESCOE Michael E. Rescoe	Director	March 15, 2017
/s/ MICHAEL E. SALVATI Michael E. Salvati	Director	March 15, 2017
/s/ GARY J. TAYLOR Gary J. Taylor	Director	March 15, 2017
/s/ DAVID A. B. BROWN David A. B. Brown	Director	March 15, 2017
/s/ LINDA A. GOODSPEED Linda A. Goodspeed	Director	March 15, 2017
/s/ NELSON OBUS Nelson Obus	Director	March 15, 2017

Item 8.    Financial Statements and Supplementary Data

Global Power Equipment Group Inc.
and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Global Power Equipment Group Inc.

        We have audited the accompanying consolidated balance sheets of Global Power Equipment Group Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Power Equipment Group Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 2 to the consolidated financial statements, the 2014 and 2013 financial statements have been restated to correct misstatements.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated March 15, 2017 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

/s/ Hein & Associates LLP
Dallas, Texas
March 15, 2017

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Global Power Equipment Group Inc.

        We have audited Global Power Equipment Group Inc.'s (the "Company") internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Global Power Equipment Group Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

Ineffective control environment and monitoring to support the financial reporting process

        The Company's control environment did not sufficiently promote effective internal control over financial reporting. Specifically, the Company identified the following factors relating to the control environment:

  •
  The Company did not establish and implement effective supervision over the finance and accounting processes and controls (including organizational structure and reporting hierarchy), and as a result, they did not make appropriate accounting determinations.

  •
  The Company did not effectively design and implement appropriate oversight controls over the period-end financial closing and reporting processes, and the review controls were not sufficient to ensure that errors would be detected in both routine and non-routine financial information.

  •
  The Company did not maintain a sufficient complement of qualified personnel with the requisite level of technical expertise to effectively analyze, review and conclude upon technical accounting matters, and thus, they were unable to successfully navigate such accounting matters and accurately report them in a timely manner.

  •
  The Company did not maintain effective controls over journal entries to ensure that journal entries were properly prepared with sufficient supporting documentation or were reviewed and approved in a manner that provided reasonable assurance over the accuracy and completeness of the journal entries.

  •
  The Company did not maintain effective controls over the monitoring and review of general ledger accounts, and as a result, account reconciliations and analysis were not performed at an appropriate level of detail and reconciling items were not resolved and adjusted on a timely basis.

  •
  The Company did not design and maintain effective controls to provide reasonable assurance over the accuracy and completeness relating to:

  •
  Recognizing revenue in accordance with the proper method, including percentage of completion and completed contract;

  •
  Tracking and completeness of work-in-process;

  •
  Matching cost of goods sold with related revenue;

  •
  Reviewing contract performance to estimate expected contract losses in a timely manner;

  •
  Properly reviewing, recognizing and recording the full scope of contracts and contract modifications with our customers;

  •
  Calculating and estimating warranty expense and warranty liabilities;

  •
  Estimating accrued liabilities;

  •
  Properly reviewing valuation models supporting the goodwill impairment;

  •
  Identification and proper elimination of intercompany transactions;

  •
  Determination and recording of foreign currency translation adjustments; and

  •
  Safeguarding of physical assets.

Ineffective information technology (IT) general controls. Ineffective process to manage change or appropriately restrict access to the information technology environment and critical financial applications

        The Company did not maintain effective IT general controls which are required to support automated controls and IT functionality; therefore, automated controls and IT functionality were deemed ineffective for the same period under audit. Specifically, the Company identified the following factors relating to the information technology general controls:

  •
  The Company did not maintain effective controls over user access to key spreadsheets to prevent unauthorized modifications to formulas within key spreadsheet applications and to detect unauthorized changes or errors in key spreadsheet applications.

  •
  The Company did not maintain effective controls over user roles within accounting systems to allow for proper segregation of duties.

  •
  The Company did not maintain effective controls over system generated entries associated with foreign currency translation adjustments.

  •
  The Company determined that review processes and activities that relied on electronic data generated from their systems were ineffectively designed and incorrectly operating because of the material weakness in information technology general controls.

Ineffective internal control monitoring activities to support the financial reporting process and failure to maintain adequate evidence of control operations.

        The Company did not effectively monitor (review, evaluate and assess) the risks associated with the key internal control activities that provide the accounting information contained in our financial statements.

        These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 financial statements, and this report does not affect our report dated March 15, 2017 on those financial statements.

        In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements of Global Power Equipment Group Inc. and our report dated March 15, 2017 expressed an unqualified opinion.

/s/ Hein & Associates LLP
Dallas, Texas
March 15, 2017

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands, except share and per share amounts)

	December 31,
	2015	2014
		(restated)
Assets
Current assets:
Cash and cash equivalents	$22,239	$8,916
Restricted cash	321	1
Accounts receivable, net of allowance of $1,971 and $1,027, respectively	93,077	115,022
Inventories:
Raw material	6,893	6,930
Finished goods	1,204	1,194
Inventory reserve	(1,798)	(1,186)
Costs and estimated earnings in excess of billings	45,491	53,092
Other current assets	4,608	6,703

Total current assets	172,035	190,672
Property, plant and equipment, net	33,822	22,897
Goodwill	50,319	87,913
Intangible assets, net	44,003	59,070
Other long-term assets	851	1,091

Total assets	$301,030	$361,643

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$16,861	$14,177
Accrued compensation and benefits	15,587	22,386
Billings in excess of costs and estimated earnings	10,098	11,710
Accrued warranties	8,050	6,487
Other current liabilities	28,605	21,330

Total current liabilities	79,201	76,090
Long-term debt	70,000	45,000
Deferred tax liabilties	14,982	21,697
Other long-term liabilities	6,080	6,038

Total liabilities	170,263	148,825
Commitments and contingencies (Notes 3, 15 and 16)
Stockholders' equity:
Common stock, $0.01 par value, 170,000,000 shares authorized and 18,571,411 and 18,395,472 shares issued, respectively, and 17,261,276 and 17,129,119 shares outstanding, respectively	186	184
Paid-in capital	74,841	71,528
Accumulated other comprehensive loss	(7,618)	(2,543)
Retained earnings	63,371	143,662
Treasury stock, at par (1,310,135 and 1,266,353 common shares, respectively)	(13)	(13)

Total stockholders' equity	130,767	212,818

Total liabilities and stockholders' equity	$301,030	$361,643

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except per share amounts)

	Years Ended December 31,
	2015	2014	2013
		(restated)	(restated)
Revenues
Mechanical Solutions	$122,593	$145,910	$141,060
Electrical Solutions	93,057	77,280	48,830
Services	373,353	315,863	276,024

Total revenue	589,003	539,053	465,914
Cost of revenues
Mechanical Solutions	113,853	122,769	106,735
Electrical Solutions	94,042	72,297	40,038
Services	328,511	270,653	238,331

Total cost of revenue	536,406	465,719	385,104
Gross profit	52,597	73,334	80,810
Operating expenses
Selling and marketing expenses	12,130	10,045	9,226
General and administrative expenses	69,471	58,747	56,770
Impairment expense	47,755	—	—
Bargain purchase gain	(3,168)	—	—
Depreciation and amortization expense(1)	8,602	8,326	6,829

Total operating expenses	134,790	77,118	72,825
Operating (loss) income	(82,193)	(3,784)	7,985
Other expense (income)
Interest expense, net	4,484	1,820	893
Foreign currency gain	(1,014)	(65)	(199)
Other (income) expense, net	12	34	(28)

Total other expense	3,482	1,789	666
(Loss) income from continuing operations before income tax	(85,675)	(5,573)	7,319
Income tax expense (benefit)	(6,946)	41,661	(1,840)

(Loss) income from continuing operations	(78,729)	(47,234)	9,159
Discontinued operations:
(Loss) income from discontinued operations, net of tax	—	(1)	279

(Loss) income from discontinued operations	—	(1)	279

Net (loss) income	$(78,729)	$(47,235)	$9,438

(Loss) earnings per common share:
Basic (loss) earnings per common share from continuing operations	$(4.59)	$(2.78)	$0.54
Basic (loss) earnings per common share from discontinued operations	—	—	0.02

Basic (loss) earnings per common share	$(4.59)	$(2.78)	$0.56

Diluted (loss) earnings per common share from continuing operations	$(4.59)	$(2.78)	$0.54
Diluted (loss) earnings per common share from discontinued operations	—	—	0.01

Diluted (loss) earnings per common share	$(4.59)	$(2.78)	$0.55

(1)
Excludes depreciation and amortization expense for the years ended December 31, 2015, 2014 and 2013 of $2,470, $1,609 and $1,435 included in cost of revenue, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

($ in thousands)

	Years Ended December 31,
	2015	2014	2013
		(restated)	(restated)
Net (loss) income	$(78,729)	$(47,235)	$9,438
Foreign currency translation adjustment	(5,075)	(6,015)	1,511

Comprehensive (loss) income	$(83,804)	$(53,250)	$10,949

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

($ in thousands, except share and per share amounts)

	Common Shares $0.01 Per Share
				Accumulated Other Comprehensive Income (loss)		Treasury Shares
			Paid-in Capital		Retained Earnings
	Shares	Amount				Shares	Amount	Total
Balance, December 31, 2012 as previously reported	17,941,529	$179	$66,660	$1,812	$201,358	(1,136,703)	$(11)	$269,998

Prior period adjustments	—	—	—	149	(7,530)	—	—	(7,381)
Balance, December 31, 2012, restated	17,941,529	179	66,660	1,961	193,828	(1,136,703)	(11)	262,617

Issuance of restricted stock units	353,469	4	(4)	—	—	—	—	—
Tax withholding on restricted stock units	—	—	(1,752)	—	—	(98,352)	(1)	(1,753)
Share-based compensation	—	—	4,145	—	—	—	—	4,145
Dividends	—	—	—	—	(6,246)	—	—	(6,246)
Net income	—	—	—	—	9,438	—	—	9,438
Foreign currency translation	—	—	—	1,511	—	—	—	1,511

Balance, December 31, 2013	18,294,998	183	69,049	3,472	197,020	(1,235,055)	(12)	269,712

Issuance of restricted stock units	100,474	1	(1)	—	—	—	—	—
Tax withholding on restricted stock units	—	—	(601)	—	—	(31,298)	(1)	(602)
Share-based compensation	—	—	3,081	—	—	—	—	3,081
Dividends	—	—	—	—	(6,123)	—	—	(6,123)
Net Loss	—	—	—	—	(47,235)	—	—	(47,235)
Foreign currency translation	—	—	—	(6,015)	—	—	—	(6,015)

Balance, December 31, 2014	18,395,472	184	71,528	(2,543)	143,662	(1,266,353)	(13)	212,818

Issuance of restricted stock units	175,939	2	(2)	—	—	—	—	—
Tax withholding on restricted stock units	—	—	(429)	—	—	(43,782)	—	(429)
Share-based compensation	—	—	3,744	—	—	—	—	3,744
Dividends	—	—	—	—	(1,562)	—	—	(1,562)
Net Loss	—	—	—	—	(78,729)	—	—	(78,729)
Foreign currency translation	—	—	—	(5,075)	—	—	—	(5,075)

Balance, December 31, 2015	18,571,411	$186	$74,841	$(7,618)	$63,371	(1,310,135)	$(13)	$130,767

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Years Ended December 31,
	2015	2014	2013
		(restated)	(restated)
Operating activities:
Net (loss) income	$(78,729)	$(47,235)	$9,438
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Deferred income tax provision (benefit)	(8,670)	39,682	(3,513)
Depreciation and amortization on plant, property and equipment and intangible assets	11,072	9,935	8,264
Amortization of deferred financing costs	253	229	184
Impairment expense	47,755	—	—
Loss on disposals of equipment	19	752	15
Bad debt expense	865	364	103
Gain on bargain purchase	(3,168)	—	—
Stock-based compensation	3,744	3,081	4,145
Changes in operating assets and liabilities, net of businesses acquired and sold:
(Increase) decrease in accounts receivable	20,132	(23,764)	9,871
(Increase) decrease in inventories	467	(1,428)	1,358
(Increase) decrease in costs and estimated earnings in excess of billings	8,050	(6,331)	2,460
(Increase) decrease in other current assets	2,600	699	(2,258)
(Increase) decrease in other assets	(950)	(608)	(165)
(Decrease) increase in accounts payable	2,029	(6,864)	(14,415)
Increase (decrease) in accrued and other liabilities	1,225	21,362	(4,451)
Decrease in accrued warranties	1,573	2,739	(968)
Increase (decrease) in billings in excess of costs and estimated earnings	(1,486)	(3,181)	10,450

Net cash (used in) provided by operating activities	6,781	(10,568)	20,518
Investing activities:
Acquisitions, net of cash acquired	(7,629)	(725)	(49,451)
Proceeds from sale of business, net of restricted cash and transaction costs	—	—	306
Net transfers of restricted cash	(321)	120	—
Proceeds from sale of equipment	7	171	2
Purchase of property, plant and equipment	(7,316)	(8,087)	(4,934)

Net cash used in investing activities	(15,259)	(8,521)	(54,077)
Financing activities:
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(429)	(601)	(1,752)
Debt issuance costs	—	8	(172)
Dividends paid	(1,589)	(6,141)	(6,246)
Proceeds from long-term debt	58,000	99,000	67,000
Payments of long-term debt	(33,000)	(77,000)	(44,000)

Net cash provided by financing activities	22,982	15,266	14,830
Effect of exchange rate changes on cash	(1,181)	(1,200)	700

Net change in cash and cash equivalents	13,323	(5,023)	(18,029)
Cash and cash equivalents, beginning of year	8,916	13,939	31,968

Cash and cash equivalents, end of year	$22,239	$8,916	$13,939

Supplemental Disclosures:
Cash paid for interest	$3,486	$1,170	$566
Cash paid (refunds) for income taxes, net of refunds	$643	$(195)	$3,378

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS AND ORGANIZATION

        Global Power Equipment Group Inc. and its wholly owned subsidiaries ("Global Power", "we", "us", "our", or "the Company") are comprehensive providers of custom-engineered solutions and modification and maintenance services for customers in the power generation and process and industrial markets. We operate within three reportable segments: Mechanical Solutions, Electrical Solutions and Services. Through our Mechanical Solutions segment, we design, engineer and manufacture gas turbine auxiliary products for customers throughout the world. Through our Electical Solutions segment, we focus on custom engineering and manufacturing of integrated control house systems, engine generator packages and enclosures, industrial tanks and custom-engineered equipment skids for the energy, oil and gas, digital data storage and electrical industries. Through our Services segment, we provide on-site specialty modification and maintenance services, outage management, facility upgrade services, specialty maintenance and other industrial services to nuclear, fossil-fuel and hydroelectric power plants and other industrial operations in the United States ("U.S."). Our corporate headquarters are located in Irving, Texas, with various facilities around the U.S. and internationally in The Netherlands, Mexico and the People's Republic of China.

        We report on a fiscal quarter basis utilizing a "modified" 4-4-5 calendar (modified in that the fiscal year always begins on January 1 and ends on December 31). However, we have continued to label our quarterly information using a calendar convention. The effects of this practice are modest and only exist when comparing interim period results. The reporting periods and corresponding fiscal interim periods are as follows:

Fiscal Interim Period
Reporting Interim Period	2015	2014
Three Months Ended March 31	January 1, 2015 to March 29, 2015	January 1, 2014 to March 30, 2014
Three Months Ended June 30	March 30, 2015 to June 28, 2015	March 31, 2014 to June 29, 2014
Three Months Ended September 30	June 29, 2015 to September 27, 2015	June 30, 2014 to September 28, 2014

        Acquisitions:    During 2015 and 2013, we completed the following acquisitions:

Business Acquired	Date of Closing	Cash paid (in millions)	Primary Form of Consideration
Siemens eHouse manufacturing operations	February 27, 2015	$7.6	Cash
IBI, LLC	July 9, 2013	$18.6	Cash
Hetsco Holdings, Inc	April 30, 2013	$32.4	Cash

        Each of the acquired businesses has been included in our results of operations since the date of closing. Due to the timing of these acquisitions and related operating results, our operating results for the reported periods are not entirely comparable. See Note 5—Acquisition.

        Seasonality:    Our Services segment is materially impacted by seasonality, resulting in fluctuations in revenue and gross profit during our fiscal year. Generally, the second and fourth quarters are the peak periods for our Services segment as those are periods of low electricity demand during which our customers schedule planned outages. Our Mechancial Solutions and Electrical Solutions segments are not materially impacted by seasonality but are more impacted by the cyclicality of, and fluctuations in, the U.S. and international economies that we serve.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—RESTATEMENT

        In May 2015, prior to the filing of our Quarterly Report on Form 10-Q for the three months ended March 31, 2015, we determined that certain material errors were included in our previously reported financial statements. Those errors resulted in an understatement of our cost of sales in the quarterly and annual periods ended December 31, 2014. We subsequently discovered additional accounting errors affecting the quarterly and annual periods ended December 31, 2014, as well as our financial statements for the years ended December 31, 2013, 2012 and 2011. The following summarizes the errors that have been corrected:

  (A)
  Conversion to Percentage-of-Completion Accounting:    GAAP specifies the criteria for companies to use in determining whether to utilize the percentage-of-completion or completed contract methods of accounting for revenue recognition. During the period from 2011 through 2014, we historically recognized revenue from virtually all of our contracts in the Mechanical Solutions segment under the completed contract method of accounting. We determined in late 2015 that although we had the requisite information available, for certain of our business units, to have historically utilized the percentage-of-completion method of accounting, we erroneously utilized the completed contract method. Concurrently, we did not reduce recognized revenue in a timely manner for contractual liquidated damages that we incurred on certain projects as a result of late delivery and/or performance issues. We have recorded the necessary adjustments to retrospectively apply percentage-of-completion accounting to our Mechanical Solutions segment for the period 2011-2014.

  (B)
  Completed Contract Revenue Recognition:    In our Electrical Solutions segment, for which we utilized completed contract accounting because we lacked the requisite information to utilize percentage-of-completion accounting, we discovered various errors involving recognizing revenues before the contract was completed and/or before units were shipped/delivered and title transferred. Additionally, we failed to reduce recognized revenue in a timely manner for contractual liquidated damages that we incurred on certain projects as a result of late delivery and/or performance issues. We have recorded the necessary adjustments to record revenue in the proper period.

  (C)
  Job Cost Capitalization, Estimation and Expensing:    We identified various errors in our job cost accounting practices, including errors in the capitalization of manufacturing overhead, failing to accrue for subcontractor liabilities while the work was in progress, failing to estimate and recognize loss contracts in a timely manner and failing to properly match the cost of goods sold with the related revenue in the proper period. Additionally, as noted in the revenue recognition discussion above, our Mechanical Solutions segment were erroneously not utilizing the percentage-of-completion method of accounting. These errors resulted in misstatements in our reported cost of goods sold, costs and estimated earnings in excess of billings, billings in excess of costs and estimated earnings, and accrued liabilities.

  (D)
  Warranty Reserves:    We improperly interpreted the accounting requirements for recording and reporting warranty reserves and failed to properly incorporate into our warranty estimates information available to us during the various subsequent events periods in our original filings, which resulted in errors in our reported warranty reserve and warranty expense amounts.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—RESTATEMENT (Continued)

  (E)
  Other:

  a.
  At the time of the sale of Deltak L.L.C ("Deltak"), our former subsidiary, in 2011, we erroneously concluded that Deltak was not a separate reporting unit for evaluation of the carrying value compared to fair value of goodwill. As a consequence of that conclusion, we allocated $18.8 million of goodwill from Deltak's books to Mechanical Solutions, which resulted in an $18.8 million overstatement of the 2011 pre-tax gain on the sale of Deltak and our erroneously carrying the related $18.8 million of goodwill on our balance sheet since that time. The after tax effect of this change totaled $11.5 million at December 31, 2011 and was reflected as a decrease to the December 31, 2012 opening balance of retained earnings.

  b.
  We did not properly accrue for various operating expenses in the period in which they were incurred, resulting in expenses being recognized in the wrong period.

  c.
  We did not identify and reserve for obsolete inventory in a timely manner, resulting in expenses being recognized in the wrong period.

  d.
  We did not properly adjust dividends payable on restricted stock units ("RSUs") for dividend equivalents for RSUs deemed not likely to vest.

  e.
  We identified errors in the preparation and application of GAAP to the statements of cash flows including presentation of changes in other comprehensive income for entities with functional currency other than the U.S. dollar and scheduling of changes in property, plant and equipment.

  f.
  Upon finalization of purchase accounting, we did not recast our financial statements for the year of acquisition and, instead, made the change in the year of finalization.

  g.
  We did not properly eliminate intercompany transactions between reportable segments and certain product groups within our Mechanical Solutions segment. We also had errors in certain consolidated elimination entries, primarily due to intercompany transactions not denominated in the entity's functional currency. Finally as a result of these consolidation restatement entries and the other entries discussed above, we recorded changes to our other comprehensive income from the translation of non-U.S. entities from their functional currencies to the U.S. dollar reporting currency.

  h.
  As a result of the effect of the restatement errors, we recorded adjustments to our provision for income taxes and the deferred tax positions for all periods restated. In addition based on the negative evidence from the restated pre-tax losses generated in the two fiscal periods ending December 31, 2014, a valuation allowance against all of our U.S. and certain foreign deferred tax assets was recorded resulting in additional valuation allowances of $44.9 million against the gross deferred tax assets as of December 31, 2014. See Note 10 for further discussion on income taxes as restated.

        In addition to the restatement errors, we made certain reclassifications to conform the presentation of previously reported balances to current year presentation. The significant reclassifications include presentation of revenue and cost of revenue by reportable segment on the statements of operations, detailed breakout of components of inventory, presenting accrued payables, including accrued fabricator

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—RESTATEMENT (Continued)

expenses, as part of other current liabilities rather than accounts payable and separately presenting the consolidated foreign currency (gain) loss as non-operating expense on statements of operations.

        The accompanying financial statements for 2014 and 2013 have been restated to reflect the corrections. The accumulated retained earnings as of December 31, 2012 decreased by $7.5 million as a result of adjustments to the categories described above in years prior to 2013. The following table details the amounts of the adjustments related to the respective categories:

	Common Shares $0.01 Per Share
						Treasury Shares
			Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Retained Earnings
(in thousands, except share data)	Shares	Amount				Shares	Amount	Total
Balance, December 31, 2012 as previously reported	17,941,529	$179	$66,660	$1,812	$201,358	(1,136,703)	$(11)	$269,998
Revenue Recognition Percent Complete	—	—	—	49	3,862	—	—	3,911
Revenue Recognition Completed Contract	—	—	—	—	(387)	—	—	(387)
Job Costing	—	—	—	17	(978)	—	—	(961)
Warranty	—	—	—	(64)	386	—	—	322
Other	—	—	—	147	(10,413)	—	—	(10,266)

Balance, December 31, 2012, restated	17,941,529	$179	$66,660	$1,961	$193,828	(1,136,703)	$(11)	$262,617

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—RESTATEMENT (Continued)

        The following tables present the impact of the restatement on our previously issued consolidated balance sheet as of December 31, 2014, and our consolidated statements of operations and cash flows for the years ended December 31, 2014 and 2013:

	December 31, 2014
			Restatement Adjustments
			Revenue Recognition
($ in thousands)	As reported	Reclassifications	Percent Complete	Completed Contract	Job Costing	Warranty	Other	As restated
ASSETS
Current assets:
Cash and cash equivalents	$8,810	$—	$—	$—	$—	$—	$106	$8,916
Restricted cash	1	—	—	—	—	—	—	1
Accounts receivable, net	115,351	—	—	(81)	(15)	—	(233)	115,022
Inventories:
Raw material	7,528	(17)	(506)	—	(75)	—	—	6,930
Finished goods	1,177	17	—	—	—	—	—	1,194
Inventory reserve	(426)	—	—	—	—	—	(760)	(1,186)
Costs and estimated earnings in excess of billings	57,918	—	3,087	—	54	(7,968)	1	53,092
Deferred tax assets	5,011	—	—	—	—	—	(5,011)	—
Other current assets	6,945	278	—	(316)	(60)	—	(144)	6,703

Total current assets	202,315	278	2,581	(397)	(96)	(7,968)	(6,041)	190,672
Property, plant and equipment, net	22,847	14	—	—	148	—	(112)	22,897
Goodwill	106,884	—	—	—	—	—	(18,971)	87,913
Intangible assets, net	59,070	—	—	—	—	—	—	59,070
Deferred tax assets	2,590	—	—	—	—	—	(2,590)	—
Other long-term assets	841	—	—	—	—	—	250	1,091

Total assets	$394,547	$292	$2,581	$(397)	$52	$(7,968)	$(27,464)	$361,643

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,856	$(13,789)	$—	$(115)	$8,842	$—	$383	$14,177
Accrued compensation and benefits	21,213	2	—	—	—	—	1,171	22,386
Billings in excess of costs and estimated earnings	14,459	—	—	4,316	(5,304)	(1,761)	—	11,710
Accrued warranties	1,996	—	—	—	—	4,491	—	6,487
Other current liabilities	5,583	13,711	—	439	1,348	—	249	21,330

Total current liabilities	62,107	(76)	—	4,640	4,886	2,730	1,803	76,090
Long-term debt	45,000	—	—	—	—	—	—	45,000
Deferred tax liabilities	—	—	—	—	—	—	21,697	21,697
Other long-term liabilities	6,237	368	—	—	—	—	(567)	6,038

Total liabilities	113,344	292	—	4,640	4,886	2,730	22,933	148,825
Commitments and contingencies (Note 15)
Stockholders' equity:
Common stock, $0.01 par value, 170,000,000 shares authorized and 18,395,472 shares issued, and 17,129,119 and shares outstanding	184	—	—	—	—	—	—	184
Paid-in capital	71,528	—	—	—	—	—	—	71,528
Accumulated other comprehensive income	(2,252)	—	(552)	—	(295)	449	107	(2,543)
Retained earnings	211,756	—	3,133	(5,037)	(4,539)	(11,147)	(50,504)	143,662
Treasury stock, at par (1,266,353 common shares)	(13)	—	—	—	—	—	—	(13)

Total stockholders' equity	281,203	—	2,581	(5,037)	(4,834)	(10,698)	(50,397)	212,818

Total liabilities and stockholders' equity	$394,547	$292	$2,581	$(397)	$52	$(7,968)	$(27,464)	$361,643

(1)
Other adjustments to correct the as previously reported consolidated balance sheet as of December 31, 2014 primarily consist of the allocation of Deltak goodwill as detailed earlier in this note in "(E) Other a.," the tax consequences of the restatement entries and the determination to record valuation allowance against all of our U.S. and certain foreign deferred tax assets, $1.2 million of additional accruals to correct unrecorded severance and bonuses and other adjustments including foreign currency translation and inventory reserves.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—RESTATEMENT (Continued)

	Year Ended December 31, 2014
			Restatement Adjustments
			Revenue Recognition
($ in thousands)	As reported	Reclassifications	Percent Complete	Completed Contract	Job Costing	Warranty	Other	As restated
Revenues
Mechanical Solutions	$222,250	$(70,184)	$(4,925)	$—	$—	$—	$(1,231)	$145,910
Electrical Solutions	—	70,184	—	7,083	13	—	—	77,280
Services	316,295	—	—	—	(432)	—	—	315,863

Total revenue	538,545	—	(4,925)	7,083	(419)	—	(1,231)	539,053
Cost of revenue
Mechanical Solutions	177,144	(60,448)	1,007	—	(740)	6,697	(891)	122,769
Electrical Solutions	—	60,438	—	366	10,414	1,081	(2)	72,297
Services	270,571	—	—	—	261	(288)	109	270,653

Total cost of revenue	447,715	(10)	1,007	366	9,935	7,490	(784)	465,719

Gross profit	90,830	10	(5,932)	6,717	(10,354)	(7,490)	(447)	73,334
Selling and marketing expenses	9,814	(1)	—	—	—	—	232	10,045
General and administrative expenses	55,892	692	—	—	—	—	2,163	58,747
Depreciation and amortization expense(1)	8,535	—	—	—	—	—	(209)	8,326

Total operating expenses	74,241	691	—	—	—	—	2,186	77,118
Operating income (loss)	16,589	(681)	(5,932)	6,717	(10,354)	(7,490)	(2,633)	(3,784)
Interest expense, net	1,710	—	—	—	—	—	110	1,820
Foreign currency (gain) loss	—	(1,073)	—	—	—	—	1,008	(65)
Other (income) expense, net	(288)	392	—	—	—	—	(70)	34

Total other expense	1,422	(681)	—	—	—	—	1,048	1,789
Income (loss) from continuing operations before income tax	15,167	—	(5,932)	6,717	(10,354)	(7,490)	(3,681)	(5,573)
Income tax expense	4,017	—	—	—	—	—	37,644	41,661

Income (loss) from continuing operations	11,150	—	(5,932)	6,717	(10,354)	(7,490)	(41,325)	(47,234)
Discontinued operations:
Loss from discontinued operations, net of tax	(1)	—	—	—	—	—	—	(1)

Loss from discontinued operations	(1)	—	—	—	—	—	—	(1)

Net income (loss)	$11,149	$—	$(5,932)	$6,717	$(10,354)	$(7,490)	$(41,325)	$(47,235)

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—RESTATEMENT (Continued)

        Details of other restatement adjustments included in the consolidated statement of operations for the year ended December 31, 2014 are as follows:

	Year Ended December 31, 2014
($ in thousands)	Accrual	Income Tax	Consolidation	Other	Total Other
Revenues
Mechanical Solutions	$—	$—	$(1,231)	$—	$(1,231)
Electrical Solutions	—	—	—	—	—
Services	—	—	—	—	—

Total revenue	—	—	(1,231)	—	(1,231)
Cost of revenue
Mechanical Solutions	209	—	(1,231)	131	(891)
Electrical Solutions	—	—	—	(2)	(2)
Services	109	—	—	—	109

Total cost of revenue	318	—	(1,231)	129	(784)

Gross profit	(318)	—	—	(129)	(447)
Selling and marketing expenses	195	—	—	37	232
General and administrative expenses	1,951	19	—	193	2,163
Depreciation and amortization expense(1)	—	—	—	(209)	(209)

Total operating expenses	2,146	19	—	21	2,186
Operating loss	(2,464)	(19)	—	(150)	(2,633)
Interest expense, net	125	(17)	—	2	110
Foreign currency loss	—	—	1,008	—	1,008
Other (income) expense, net	—	—	(70)	—	(70)

Total other expense	125	(17)	938	2	1,048
Loss from continuing operations before income tax	(2,589)	(2)	(938)	(152)	(3,681)
Income tax expense	—	37,644	—	—	37,644

Loss from continuing operations	(2,589)	(37,646)	(938)	(152)	(41,325)
Discontinued operations:
Income from discontinued operations, net of tax	—	—	—	—	—

Income from discontinued operations	—	—	—	—	—

Net loss	$(2,589)	$(37,646)	$(938)	$(152)	$(41,325)

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—RESTATEMENT (Continued)

	Year Ended December 31, 2014
			Restatement Adjustments
			Revenue Recognition
($ in thousands)	As reported	Reclassifications	Percent Complete	Completed Contract	Job Costing	Warranty	Other	As restated
Operating activities:
Net income	$11,149	$—	$(5,932)	$6,717	$(10,354)	$(7,490)	$(41,325)	$(47,235)
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax provision (benefit)	3,331	—	—	—	—	—	36,351	39,682
Depreciation and amortization on plant, property and equipment and intangible assets	10,271	—	—	—	—	—	(336)	9,935
Amortization on deferred financing costs	229	—	—	—	—	—	—	229
Loss on disposals of equipment	635	—	—	—	—	—	117	752
Bad debt expense	—	364	—	—	—	—	—	364
Stock-based compensation	3,081	—	—	—	—	—	—	3,081
Changes in operating assets and liabilities, net of businesses acquired and sold:
(Increase) decrease in accounts receivable	(23,215)	(364)	—	216	14	—	(415)	(23,764)
(Increase) decrease in inventories	(2,035)	—	505	—	75	—	27	(1,428)
(Increase) decrease in costs and estimated earnings in excess of billings	(17,797)	—	5,427	—	4,539	1,492	8	(6,331)
(Increase) decrease in other current assets	(1,091)	(337)	—	349	61	—	1,717	699
(Increase) decrease in other assets	(1,118)	76	—	—	—	—	434	(608)
(Decrease) increase in accounts payable	(131)	(14,840)	—	(55)	6,169	404	1,589	(6,864)
Increase (decrease) in accrued and other liabilities	5,990	15,101	—	439	(623)	—	455	21,362
Decrease in accrued warranties	(1,228)	—	—	—	—	3,556	411	2,739
Increase (decrease) in billings in excess of costs and estimated earnings	2,111	—	—	(7,666)	119	2,038	217	(3,181)

Net cash used in by operating activities	(9,818)	—	—	—	—	—	(750)	(10,568)
Investing activities:
Acquisitions, net of cash acquired	(725)	—	—	—	—	—	—	(725)
Net transfers of restricted cash	119	—	—	—	—	—	1	120
Proceeds from sale of equipment	174	—	—	—	—	—	(3)	171
Purchase of property, plant and equipment	(7,632)	—	—	—	—	—	(455)	(8,087)

Net cash used in investing activities	(8,064)	—	—	—	—	—	(457)	(8,521)
Financing activities:
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(602)	—	—	—	—	—	1	(601)
Debt issuance costs	—	—	—	—	—	—	8	8
Dividends paid	(6,140)	—	—	—	—	—	(1)	(6,141)
Proceeds from long-term debt	99,000	—	—	—	—	—	—	99,000
Payments of long-term debt	(77,000)	—	—	—	—	—	—	(77,000)

Net cash provided by financing activities	15,258	—	—	—	—	—	8	15,266
Effect of exchange rate changes on cash	(2,508)	—	—	—	—	—	1,308	(1,200)

Net change in cash and cash equivalents	(5,132)	—	—	—	—	—	109	(5,023)
Cash and cash equivalents, beginning of year	13,942	—	—	—	—	—	(3)	13,939

Cash and cash equivalents, end of year	$8,810	$—	$—	$—	$—	$—	$106	$8,916

(1)
Other adjustments required to correct the as previously reported statement of cash flows for the year ended December 31, 2014, include the tax effects related to the correction of the restatement errors, the valuation allowance on all U.S. and certain foreign tax assets of $44.9 million, correction of errors of the previously reported cash flow statement including a $1.8 million reclassification from changes in accrued and other liabilities to other current assets, translation of foreign currency effects of entities in functional currency other than the U.S. dollar including a $1.3 million change in the effect of exchange rates on cash and failure to properly account for cash activity in the changes in property, plant and equipment.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—RESTATEMENT (Continued)

	Year Ended December 31, 2013
			Restatement Adjustments
			Revenue Recognition
($ in thousands)	As reported	Reclassifications	Percent Complete	Completed Contract	Job Costing	Warranty	Other	As restated
Revenues
Mechanical Solutions	$208,194	$(60,258)	$(4,976)	$—	$—	$—	$(1,900)	$141,060
Electrical Solutions	—	60,258	—	(11,428)	—	—	—	48,830
Services	276,024	—	—	—	—	—	—	276,024

Total revenue	484,218	—	(4,976)	(11,428)	—	—	(1,900)	465,914
Cost of revenue
Mechanical Solutions	160,983	(45,922)	(10,179)	—	(929)	4,043	(1,261)	106,735
Electrical Solutions	—	45,963	—	(62)	(5,863)	—	—	40,038
Services	238,231	—	—	—	—	—	100	238,331

Total cost of revenue	399,214	41	(10,179)	(62)	(6,792)	4,043	(1,161)	385,104

Gross profit	85,004	(41)	5,203	(11,366)	6,792	(4,043)	(739)	80,810
Selling and marketing expenses	9,319	—	—	—	—	—	(93)	9,226
General and administrative expenses	57,041	(419)	—	—	—	—	148	56,770
Depreciation and amortization expense(1)	6,599	—	—	—	—	—	230	6,829

Total operating expenses	72,959	(419)	—	—	—	—	285	72,825
Operating income (loss)	12,045	378	5,203	(11,366)	6,792	(4,043)	(1,024)	7,985
Interest expense, net	893	—	—	—	—	—	—	893
Foreign currency (gain) loss	—	535	—	—	—	—	(734)	(199)
Other expense (income), net	83	(157)	—	—	—	—	46	(28)

Total other expense	976	378	—	—	—	—	(688)	666
Income (loss) from continuing operations before income tax	11,069	—	5,203	(11,366)	6,792	(4,043)	(336)	7,319
Income tax benefit	(437)	—	—	—	—	—	(1,403)	(1,840)

Income (loss) from continuing operations	11,506	—	5,203	(11,366)	6,792	(4,043)	1,067	9,159
Discontinued operations:
Income from discontinued operations, net of tax	279	—	—	—	—	—	—	279

Income from discontinued operations	279	—	—	—	—	—	—	279

Net income (loss)	$11,785	$—	$5,203	$(11,366)	$6,792	$(4,043)	$1,067	$9,438

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—RESTATEMENT (Continued)

        Details of other restatement adjustments included in the consolidated statement of operations for the year ended December 31, 2013 are as follows:

	Year Ended December 31, 2013
($ in thousands)	Accrual	Income Tax	Consolidation	Other	Total Other
Revenues
Mechanical Solutions	$—	$—	$(1,900)	$—	$(1,900)
Electrical Solutions	—	—	—	—	—
Services	—	—	—	—	—

Total revenue	—	—	(1,900)	—	(1,900)
Cost of revenue
Mechanical Solutions	(40)	—	(2,000)	779	(1,261)
Electrical Solutions	—	—	—	—	—
Services	—	—	100	—	100

Total cost of revenue	(40)	—	(1,900)	779	(1,161)

Gross profit	40	—	—	(779)	(739)
Selling and marketing expenses	(93)	—	—	—	(93)
General and administrative expenses	124	—	—	24	148
Depreciation and amortization expense(1)	—	—	—	230	230

Total operating expenses	31	—	—	254	285
Operating income (loss)	9	—	—	(1,033)	(1,024)
Interest expense, net	—	—	—	—	—
Foreign currency gain	—	—	(734)	—	(734)
Other expense (income), net	—	—	46	—	46

Total other expense	—	—	(688)	—	(688)
Income (loss) from continuing operations before income tax	9	—	688	(1,033)	(336)
Income tax benefit	—	(1,403)	—	—	(1,403)

Income (loss) from continuing operations	9	1,403	688	(1,033)	1,067
Discontinued operations:
Income from discontinued operations, net of tax	—	—	—	—	—

Income from discontinued operations	—	—	—	—	—

Net income (loss)	$9	$1,403	$688	$(1,033)	$1,067

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—RESTATEMENT (Continued)

	Year Ended December 31, 2013
			Restatement Adjustments
			Revenue Recognition
($ in thousands)	As reported	Reclassifications	Percent Complete	Completed Contract	Job Costing	Warranty	Other	As restated
Operating activities:
Net income (loss)	$11,785	$—	$5,203	$(11,366)	$6,792	$(4,043)	$1,067	$9,438
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax provision (benefit)	(2,051)	—	—	—	—	—	(1,462)	(3,513)
Depreciation and amortization on plant, property and equipment and intangible assets	8,034	—	—	—	—	—	230	8,264
Amortization on deferred financing costs	184	—	—	—	—	—	—	184
Loss on disposals of equipment	—	—	—	—	—	—	15	15
Bad debt expense	—	83	—	20	—	—	—	103
Stock-based compensation	4,145	—	—	—	—	—	—	4,145
Changes in operating assets and liabilities, net of businesses acquired and sold:
(Increase) decrease in accounts receivable	9,338	(83)	—	(155)	—	—	771	9,871
(Increase) decrease in inventories	572	—	—	—	—	—	786	1,358
(Increase) decrease in costs and estimated earnings in excess of billings	10,410	—	(5,203)	—	(4,883)	1,768	368	2,460
(Increase) decrease in other current assets	(2,385)	(15)	—	(34)	—	—	176	(2,258)
(Increase) decrease in other assets	124	(2)	—	—	—	—	(287)	(165)
(Decrease) increase in accounts payable	(11,037)	1,172	—	(60)	(2,680)	(404)	(1,406)	(14,415)
Increase (decrease) in accrued and other liabilities	(4,783)	(1,155)	—	—	276	—	1,211	(4,451)
Decrease in accrued warranties	(811)	—	—	—	—	274	(431)	(968)
Increase (decrease) in billings in excess of costs and estimated earnings	(3,787)	—	—	11,595	495	2,405	(258)	10,450

Net cash provided by operating activities	19,738	—	—	—	—	—	780	20,518
Investing activities:
Acquisitions, net of cash acquired	(49,451)	—	—	—	—	—	—	(49,451)
Proceeds from sale of business, net of restricted cash and transaction costs	306	—	—	—	—	—	—	306
Proceeds from sale of equipment	71	—	—	—	—	—	(69)	2
Purchase of property, plant and equipment	(5,196)	—	—	—	—	—	262	(4,934)

Net cash used in (provided by) investing activities	(54,270)	—	—	—	—	—	193	(54,077)
Financing activities:
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(1,752)	—	—	—	—	—	—	(1,752)
Debt issuance costs	(171)	—	—	—	—	—	(1)	(172)
Dividends paid	(6,215)	—	—	—	—	—	(31)	(6,246)
Proceeds from long-term debt	65,000	—	—	—	—	—	2,000	67,000
Payments of long-term debt	(42,000)	—	—	—	—	—	(2,000)	(44,000)

Net cash provided by (used in) financing activities	14,862	—	—	—	—	—	(32)	14,830
Effect of exchange rate changes on cash	1,661	—	—	—	—	—	(961)	700

Net change in cash and cash equivalents	(18,009)	—	—	—	—	—	(20)	(18,029)
Cash and cash equivalents, beginning of year	31,951	—	—	—	—	—	17	31,968

Cash and cash equivalents, end of year	$13,942	$—	$—	$—	$—	$—	$(3)	$13,939

(1)
Other adjustments required to correct the as previously reported statement of cash flows for the year ended December 31, 2013, include the tax effects related to the correction of the restatement errors, correction of errors of the previously reported cash flow statement including an error in gross presentation of financing activities of our revolving credit facility of $2.0 million, correction of purchase price allocations to reflect a $(1.2) million use of cash to exclude the effect of acquired accounts payable, translation of foreign currency effects of entities in functional currency other than the U.S. dollar including a $1.0 million change in the effect of exchange rates on cash and failure to properly account for cash activity in the changes in property, plant and equipment.

        Financial information in the accompanying footnotes to the consolidated financial statements reflects the effects of the preceding discussions and tables.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—LIQUIDITY

        Our consolidated financial statements have been prepared on a going concern basis, which assumes that we will be able to meet our obligations and continue our operations during the next year. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should we be unable to continue as a going concern.

        As the Company did not early adopt ASU 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern", our evaluation period in regards to going concern considerations was one year from the December 31, 2015 balance sheet date. Due to the prolonged period of time it has taken to restate the various financial statements and related information prior to 2015, we know that we were able to meet our obligations and continue our operations during fiscal 2016.

        Historically, we have funded our operations through net cash flows from operating activities along with draws against our Revolving Credit Facility, as necessary. During the first four months of 2015, we made incremental borrowings of $25 million on the Revolving Credit Facility. However, our announcement in May 2015 that we would have to restate our previously filed 2014 Form 10-K and would not be able to file our first quarter 2015 Form 10-Q in a timely manner, caused us not to be in compliance with various covenants under our Revolving Credit Facility. As a result, we were unable to make incremental borrowings against the Revolving Credit Facility since that time. In addition, since July 22, 2016, the administrative agent under our Revolving Credit Facility has been exercising its rights that permit it to control certain of our accounts by implementing a cash dominion process to use receipts of collateral to directly pay down debt, while allowing us to borrow subject to certain restrictions.

        Since May 2015, we have funded our operations from our net cash flows from operating activities, although that is not sustainable, particularly due to the upcoming maturity of our Revolving Credit Facility on May 15, 2017. Beginning in mid-2015, management, in conjunction with the Board of Directors, developed a multi-step plan to address our severely constrained liquidity.

        The plan consists of the following items:

  •
  Focus on shortening the collection cycle time on our accounts receivables and lengthening the payment cycle time on our accounts payables;

  •
  Reducing ongoing operating expenses wherever possible;

  •
  Assessing the potential for asset sales in order to pay down a portion of our outstanding debt;

  •
  Repatriating cash held by our foreign subsidiaries as needed; and

  •
  Refinancing our Revolving Credit Facility.

        Our implementation of the components of the plan has included the following results:

  •
  Since 2015, we have reduced our ongoing operating expenses through facility consolidations or closures and employee reductions. We consolidated our facilities at CFI and Braden Tulsa, and closed our plants in Monterrey, Mexico and Chattanooga, TN.

  •
  We successfully negotiated and closed the following asset sales:

  •
  In July 2016, we sold the stock of TOG Holdings, Inc., our wholly-owned subsidiary, for $6 million in cash, subject to customary post-closing working capital adjustments, an escrow

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—LIQUIDITY (Continued)

      withholding of $0.8 million and disposition expenses. The net proceeds of $4.8 million from this sale were used to reduce the outstanding balance of the Revolving Credit Facility. In addition, as a result of the sale, we no longer have liability associated with TOG Holdings, Inc.'s leased property.

    •
    In December 2016, we completed a $14.8 million sale-leaseback transaction of our facilities in Franklin, Indiana, Auburn, Massachusetts and Houston, Texas, in which we simultaneously sold and entered into 10-year leases of the three facilities. The net proceeds of $12.2 million from this sale were used to reduce the outstanding balance of the Revolving Credit Facility. We expect a net increase in our operating expenses in 2017. As a result of the leaseback of the facilities, we expect operating expenses to increase approximately $0.9 million per year, excluding the Franklin, Indiana facility, which as discussed below, was later sold and the lease assumed by the purchaser.

    •
    In January 2017, we sold the stock of Hetsco, Inc. for approximately $23.2 million in cash inclusive of working capital adjustments. After transaction costs and an escrow withholding of $1.5 million, the net proceeds of $20.6 million were used to reduce the outstanding balance of the Revolving Credit Facility.

  •
  We repatriated $8 million in cash from our Netherlands subsidiary in February 2017.

        During 2016 and into early 2017, we reduced our indebtedness on our borrowings under the Revolving Credit Facility by approximately $40.8 million, to our balance as of month-end February 2017 of $29.2 million.

        The critical outstanding component of our liquidity plan is the refinancing of our Revolving Credit Facility prior to its maturity on May 15, 2017. We have engaged an investment banking firm to facilitate a process to refinance the Revolving Credit Facility and provide additional debt capacity to fund our ongoing operations.

        Under the Fifteenth Amendment to Credit Agreement and Ninth Amendment to Limited Waiver Agreement which, among other things, extended the maturity date to May 15, 2017, there are numerous covenants and three interim milestone dates, the earliest of which is March 20, 2017. If we default on any of those covenants or fail to achieve the milestones, we will need to seek (i) a further extension of the maturity date beyond May 15, 2017, (ii) a waiver of any defaults that arise or (iii) a forbearance agreement pursuant to which the lenders under the Revolving Credit Facility will forbear in the exercise of remedies against our assets when and if our borrowings under our Revolving Credit Facility become due and payable. Our lenders are under no obligation to grant such an accommodation. If they do not, the amount of the outstanding principal balance on the facility will become immediately due and payable. We do not currently have sufficient cash on hand to repay the balance, and a failure to do so would constitute a default.

        Upon a default under the Revolving Credit Facility, our senior secured lenders would have the right to accelerate the then-outstanding amounts under the Revolving Credit Facility and to exercise their rights and remedies to collect such amounts, which would include foreclosing on collateral constituting substantially all of our assets and those of our subsidiaries. Accordingly, a default could have a material adverse effect on our business. If our lenders under the Revolving Credit Facility exercise their rights and remedies, to the extent permitted by our Revolving Credit Facility and

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—LIQUIDITY (Continued)

applicable law, we would likely be forced to seek bankruptcy protection and our investors could lose the full value of their investment in our common stock.

NOTE 4—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation:    The accompanying consolidated financial statements include the accounts of Global Power and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

        Use of Estimates:    The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying footnotes. Actual results could vary materially from those estimates.

        Discontinued Operations Presentation:    In August 2011, we completed the sale of substantially all of the operating assets of our Deltak business unit. Discontinued operations are presented net of tax. The following notes relate to our continuing operations only unless otherwise noted.

        Dollar Amounts:    All dollar amounts (except share and per share amounts) presented in the tabulations within the notes to our consolidated financial statements are stated in thousands of dollars, unless otherwise noted.

        Revenue Recognition:    Substantially all of our Mechanical Solutions and Electrical Solutions segment revenue is derived from fixed-priced contracts. Revenue for gas turbine auxiliary equipment contracts exceeding 175,000 in local currency units from our Braden business unit is recognized under the percentage-of-completion method based on efforts expended input measures. Revenue for gas turbine auxiliary equipment and control house equipment from certain of our business units that lack the ability to estimate and contracts for a de minimis amount are recognized on the completed contract method, typically when the unit is shipped. Certain of these contracts specify separate delivery dates of individual equipment units or require customer acceptance of a product. In circumstances where separate delivery dates of individual equipment units exists, we recognize revenue when the customer assumes the risk of loss and title for the equipment, which is generally the date the unit is shipped, and corresponding costs previously deferred are charged to expense. In circumstances where the contract requires customer acceptance of a product in addition to transfer of title and risk of loss to the customer, revenue is either recognized (i) upon shipment when we are able to demonstrate that the customer specific objective criteria have been met or (ii) upon customer acceptance. Once title and risk of loss have transferred and, where applicable, customer acceptance is complete, we have no further performance obligations.

        Within our Services segment, we enter into a variety of contract structures including cost plus reimbursements, time and material contracts and fixed-price contracts. The determination of the contract structure is based on the scope of work, complexity and project length, and customer preference of contract terms. Cost plus and time and material contracts represent the majority of the contracts in our Services segment. For these contract types, we recognize revenue when services are performed based on an agreed-upon price for the completed services or based upon the hours incurred and agreed-upon hourly rates. Some of our contracts include provisions that adjust contract revenue for safety, schedule or other performance measures. On cost reimbursable contracts, revenue is recognized as costs are incurred and includes applicable mark-up earned through the date services are provided.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue on fixed price contracts is recognized under the percentage-of-completion method based on cost-to-cost input measures.

        The percentage-of-completion method generally results in the recognition of reasonably consistent profit margins over the life of a contract because management has the ability to produce reasonably dependable estimates of contract billings and contract costs. We use the level of profit margin that is most likely to occur on a contract. If the most likely profit margin cannot be precisely determined, the lowest probable level of profit in the range of estimates is used until the results can be estimated more precisely. Our estimate of the total contract costs to be incurred at any particular time has a significant impact on the revenue recognized for the respective period. Changes in job performance, job conditions, estimated profitability, final contract settlements and resolution of claims may result in revisions to contract revenues and costs, and the effects of such revisions are recognized in the period that the revisions are determined. Under percentage-of-completion accounting, management must also make key judgments in areas such as the percentage-of-completion, estimates of project revenue, costs and margin, estimates of total and remaining project hours and liquidated damages assessments. Any deviations from estimates could have a significant positive or negative impact on our results of operations.

        Estimated losses on uncompleted contracts, regardless of whether we account for the contract under the completed contract or percentage-of-completion method, are recognized in the period in which they first become known.

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

        Pre-contract costs are expensed as incurred.

        Cash and Cash Equivalents:    Cash and cash equivalents include cash on hand and on deposit with initial maturities of three months or less. As of December 31, 2015, $9.6 million of cash and cash equivalents was held outside the U.S.

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

NOTE 4—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Goodwill and Indefinite-Lived Intangible Assets:    Goodwill and indefinite-lived intangible assets are not amortized to expense, but rather are annually tested for impairment as of October 1 and more frequently if circumstances warrant. Our indefinite lived intangible assets consist of various trade names used in our businesses.

        Our testing of goodwill for potential impairment involves the comparison of each reporting unit's carrying value to its estimated fair value, which is determined using a combination of income and market approaches. Similarly, the testing of our trade names for potential impairment involves the comparison of the carrying value for each trade name to its estimated fair value, which is determined using the relief from royalty method.

        Impairment write-downs are charged to results of operations in the period in which the impairment is determined.

        Cost of Revenue:    Cost of revenue primarily includes charges for materials, direct labor and related benefits, freight (inbound and outbound), direct supplies and tools, purchasing and receiving costs, inspection costs and internal transfer costs. Cost of revenue for the Mechancial Solutions and Electrial Solutions segments also includes warehousing costs and utilities related to production facilities and, where appropriate, an allocation of overhead.

        Warranty Costs:    We estimate costs based upon past warranty claims, sales history, the applicable contract terms and the remaining warranty periods. Warranty terms vary by contract but generally provide for a term of three years or less. We manage our exposure to warranty claims by having our field service and quality assurance personnel regularly monitor projects and maintain ongoing and regular communications with our customers.

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

NOTE 4—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Stock-Based Compensation Expense:    We measure and recognize stock-based compensation expense based on estimated fair values of the stock awards on the date of grant. Vesting of stock awards is based on certain service, performance and market conditions or service only conditions over a one to four year period. For all awards with graded vesting other than awards with performance- based vesting conditions, we record compensation expense for the entire award on a straight-line basis over the requisite service period, net of forfeitures. For graded-vesting awards with performance-based vesting conditions, total compensation expense is recognized over the requisite service period for each separately vesting tranche of the award as if the award is, in substance, multiple awards once performance criteria are set. We recognize stock-based compensation expense related to performance awards based upon our determination of the potential likelihood of achievement of the performance target at each reporting date, net of estimated forfeitures. Stock-based compensation expense is included in operating expenses in the accompanying consolidated statements of operations.

        We estimate expected forfeitures of stock-based awards at the grant date and recognize compensation cost only for those awards expected to vest. We estimate our forfeiture rate based on several factors including historical forfeiture activity, expected future employee turnover, and other qualitative factors. We ultimately adjust this forfeiture assumption to actual forfeitures.

        Foreign Currency:    The functional currency of each of our foreign subsidiaries is the applicable local currency. Assets and liabilities of the foreign subsidiary are translated to U.S. dollars using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate during the period. Translation adjustments are accumulated and reported as a component of accumulated other comprehensive income.

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

        Under ASC 740, Income Taxes ("ASC 740"), FASB requires companies to assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available positive and negative evidence, using a "more likely than not" standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company's current or previous operating history are given more weight than its future outlook, although we do consider future taxable income projections, ongoing tax planning strategies and the limitation on the use of carryforward losses in determining valuation allowance needs. We establish valuation allowances for our

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

        Derivative Financial Instruments:    See Note 9 for discussion of the Company's policies related to derivative financial instruments.

Adoption of New Accounting Pronouncements:

        In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). Prior to ASU 2015-17, GAAP required an entity to separate deferred income tax assets and liabilities into current and noncurrent amounts on the balance sheet. ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. ASU 2015-17 may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. We adopted ASU 2015-17 in 2015 and applied the guidance retrospectively which resulted in the reclassification of $10.0 million of net current deferred income tax assets to noncurrent as of December 31, 2014. The requirement that deferred tax liabilities and assets be offset and presented as a single amount was not affected by this amendment. See "Note 10 Income taxes" for further discussion and application of ASU 2015-17 to prior period information.

Recently Issued Accounting Pronouncements:

        In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," which provides new guidance for revenues recognized from contracts with customers, and will replace the existing revenue recognition guidance. ASU No. 2014-09 requires that revenue is recognized at an amount the company is entitled to upon transferring control of goods or services to customers, as opposed to when risks and rewards transfer to a customer. In July 2015, the FASB issued ASU No. 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date," which deferred the effective date of ASU No. 2014-09 by one year, making it effective for the interim reporting periods within the annual reporting period beginning after December 15, 2017, or January 1, 2018. This standard may be applied retrospectively to all prior periods presented, or retrospectively with a cumulative adjustment to retained earnings in the year of adoption. We are currently evaluating the adoption method and the impact that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The FASB has issued several additional ASUs to provide implementation guidance on ASU No. 2015-14, including ASU No. 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)" issued in March 2016 and ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing" issued in April 2016. We will consider this guidance in evaluating the impact of ASU 2014-09.

        In June 2014, the FASB issued ASU 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period" ("ASU 2014-12"). The FASB issued ASU 2014-12 to clarify that a performance target in a share-based compensation award that could be achieved after an employee completes the requisite service period should be treated as a performance condition that affects the vesting of the award. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. ASU 2014-12 is effective for the Company for fiscal year 2016, and early adoption is permitted. We do not believe the adoption of this update will have a material impact on our financial statements.

        In August 2014, the FASB issued ASU 2014-15, "Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" ("ASU 2014-15"). ASU 2014-15 requires an entity's management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). When conditions or events raise substantial doubts about an entity's ability to continue as a going concern, management shall disclose: (i) the principal conditions or events that raise substantial doubt about the entity's ability to continue as a going concern; (ii) management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations; and (iii) management's plans that are intended to mitigate the conditions or events and whether or not those plans alleviate the substantial doubt about the entity's ability to continue as a going concern. ASU 2014-15 is effective for the Company for fiscal year 2016. We did not elect to early adopt. We are currently evaluating the impact of this update will have on our financial statement disclosures.

        In April 2015, the FASB issued ASU 2015-03, "Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to the adoption of ASU 2015-03, debt issuance costs were recognized as assets on the balance sheet. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015 and early adoption is permitted. In August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements ("ASU 2015-15"). ASU 2015-15 clarifies that the SEC would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset on the balance sheet. The adoption of ASU 2015-03 and ASU 2015-15 will not impact our financial statements, as our current debt is a line-of-credit.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In July 2015, the FASB issued ASU No. 2015-11, "Inventory (Topic 330): Simplifying the Measurement of Inventory." The new guidance requires inventory accounted for using the average cost or first-in first-out method ("FIFO") to be measured at the lower of cost or net realizable value, replacing the current requirement to value inventory at the lower of cost or market. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective beginning with the Company's fiscal year 2018 and should be applied prospectively, with earlier application permitted. We have no plans for early adoption. The Company does not expect that ASU No. 2015-11 will have a material impact on its financial statements.

        In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) ("ASU 2016-02"). The main difference between the current requirement under GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. ASU 2016-02 must be adopted using a modified retrospective transition, and provides for certain practical expedients. We are currently assessing the potential impact of ASU 2016-02 on our consolidated financial condition and results of operations upon adoption.

        In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"). This update simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. If early adopted, an entity must adopt all of the amendments during the same period. We are evaluating the potential impact of ASU 2016-09 on our consolidated financial statements.

NOTE 5—ACQUISITION

        In February 2015, we acquired all the assets of Siemens eHouse manufacturing operations, a manufacturer and integrator of engineered packaged control house solutions for a variety of industries, including energy, oil and gas, and electrical. This acquisition allow us to expand our products and service offerings internationally and in the U.S. A summary of the acquisitions is as follows:

Business Acquired	Date of Closing	Net Cash Paid (in millions)	Segment	Primary Form of Consideration
Siemans eHouse manufacturing operations	February 27, 2015	$7.6	Electrical Solutions	Cash

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—ACQUISITION (Continued)

        This acquired business has been included in our results of operations since the date of closing. Due to the timing of this acquisition and related operating results, our 2015 and 2014 operating results are not entirely comparable. The fair values of these acquired assets are determined based on valuation techniques using cost and sales comparison approaches.

        The fair value of the net assets acquired exceeded the purchase consideration by $3.2 million, resulting in a bargain purchase gain at acquisition, which is included in bargain purchase gain in our statement of operations. We reassessed the recognition and measurement of identifiable assets and labilities acquired and concluded that all acquired assets and liabilities were recognized and that the valuation procedures and resulting estimates of fair values were appropriate. The bargain purchase was primarily the result of divesture by Siemens eHouse manufacturing operations outside their core business.

        A summary of the purchase consideration and allocation of the purchase consideration is as follows:

($ in thousands)
Current assets	$3,085
Property, plant and equipment	9,347
Identifiable intangible assets	320

Total assets acquired	12,752
Long-term deferred tax liability	(1,955)

Fair value of net assets acquired	10,797
Bargain purchase gain	(3,168)

Cash paid	$7,629

        Acquired intangible assets of $0.3 million consisted of customer projects currently in backlog. We are amortizing this acquired intangible asset over two years. Amortization expense related to this intangible assets was $0.1 million during 2015.

        We have not disclosed the pro-forma impact of the Siemens eHouse manufacturing operations acquisition, as such impact was not material to our consolidated financial position or results of operations.

        We incurred $0.4 million of transaction, due diligence and integration costs related to the acquisition of the Siemens eHouse manufacturing operations that are reflected in general and administrative expenses in our consolidated statements of operations for the year ended December 31, 2015.

NOTE 6—DISCONTINUED OPERATIONS AND SALE OF DELTAK ASSETS

        In August 2011, we completed the sale of substantially all of the operating net assets of our Deltak business unit, which was part of the Mechanical Solutions segment. All open contracts not assigned to the buyer were completed by the fourth quarter of 2012; however, warranty periods remained open until the third quarter of 2014. We have reported the disposition of the Deltak business unit as discontinued operations in accordance with the guidance of ASC 205-20—Discontinued Operations through 2014.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DISCONTINUED OPERATIONS AND SALE OF DELTAK ASSETS (Continued)

        We earned income and incurred expenses during 2014 and 2013 from discontinued operations due to (i) the expiration of warranty periods partially offset by costs incurred on the wind-down of in-process contracts, settlement of claims and legal and professional fee expenses related to the sale of Deltak.

        The following table presents selected information regarding the results of our discontinued operations:

	Years Ended December 31,
($ in thousands)	2014	2013
Revenue	$—	$2

(Loss) income before income taxes	6	484
Income tax expense	7	205
Loss on disposal of assets, net of tax	—	—

(Loss) income from discontinued operations	$(1)	$279

NOTE 7—PROPERTY, PLANT AND EQUIPMENT

        Our property, plant and equipment balances, by significant asset category, are as follows:

		December 31,
	Estimated Useful Lives
($ in thousands)		2015	2014
Land(1)	—	$3,122	$687
Buildings and improvements(1)	5 - 39 years	20,135	12,053
Machinery and equipment	3 - 12 years	21,371	17,162
Furniture and fixtures	2 - 10 years	14,136	11,550
Construction-in-progress	—	3,521	5,286

		62,285	46,738
Less accumulated depreciation		(28,463)	(23,841)

Property, plant and equipment, net		$33,822	$22,897

(1)
See Note 21, Subsequent Events for discussion of the three properties that we sold and immediately leased back in December of 2016.

        Construction-in-progress primarily included building improvements and machinery and equipment as of December 31, 2015 and December 31, 2014. Depreciation expense related to continuing operations was approximately $5.3 million, $4.3 million and $3.8 million during the years ended December 31, 2015, 2014 and 2013, respectively. During 2015, we recognized impairment charges of $0.6 million related to an impairment of a building in our Mechanical Solutions segment.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

        The changes in the carrying amount of goodwill by reportable segment during the years ended December 31, 2015 and 2014 are as follows:

($ in thousands)	Mechanical Solutions Segment	Electrical Solutions Segment	Services Segment	Total
Balance as of January 1, 2014	$26,016	$13,501	$48,396	$87,913
Adjustments to Goodwill during 2014	—	—	—	—

Balance as of December 31, 2015	26,016	13,501	48,396	87,913
Impairment	(23,284)	(13,501)	(809)	(37,594)

Balance as of December 31, 2015	$2,732	$—	$47,587	$50,319

        The balances for other intangible assets as of December 31, 2015 are as follows:

	December 31, 2015
($ in thousands)	Weighted Average Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net Asset
Intangible Assets
Customer Relationships	7.7	$39,570	$(14,963)	$24,607
Non-compete agreements	5	1,946	(1,755)	191
Backlog	1.1	320	(145)	175
Trade Names	Indefinite	19,030	—	19,030

Total Intangible Assets		$60,866	$(16,863)	$44,003

        The balances for other intangible assets as of December 31, 2014 are as follows:

	December 31, 2014
($ in thousands)	Weighted Average Amortization Years	Gross Carrying Amount	Accumulated Amortization	Net Asset
Intangible Assets
Customer Relationships	7.7	$39,570	$(9,917)	$29,653
Non-compete agreement	5	1,946	(1,129)	817
Trade Names	Indefinite	28,600	—	28,600

Total Intangible Assets		$70,116	$(11,046)	$59,070

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

        Amortization expense during 2015, 2014 and 2013 was $5.8 million, $5.6 million and $4.4 million, respectively. The estimated future aggregate amortization expense of other intangible assets as of December 31, 2015 is as follows:

($ in thousands)	December 31,
2016	$5,824
2017	5,552
2018	5,198
2019	4,808
2020	2,660
Thereafter	931

Total	$24,973

        We test goodwill and trade names for impairment on an annual basis, as of October 1, and when events or changes in circumstances indicate the fair value of a reporting unit with goodwill has been reduced below the carrying value of the net assets of the reporting unit in accordance with ASC 350, Intangibles—Goodwill and Other.

        During the second quarter of 2015, our stock price declined, which we believe was due to the announcement of the inability to rely upon our previously reported financial statements. At the time, we believed this to be a temporary decline in our market capitalization that would rebound upon the issuance of the restated financial statements. During the third quarter of 2015, we lost a significant customer in our Services segment and the forecast for our Mechanical Solutions segment began to deteriorate. Our restatement efforts continued during the third quarter of 2015, and our stock price further declined. As a result, we performed goodwill impairment testing using the required two-step process as of September 30, 2015. Given that our annual impairment testing date is October 1, we did not perform the quantitative impairment test at October 1, as we did not believe that there would be a material change from the September 30 test.

        We determine the fair value of each reporting unit using a combination of income and market approaches. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each reporting unit, which falls within Level 3 of the fair value hierarchy. We also use three market approaches to estimate the fair value of our reporting units utilizing comparative market multiples in the valuation estimates. While the income approach has the advantage of utilizing more company specific information, the market approaches have the advantage of capturing market based transaction pricing. Estimated fair value of all of our reporting units from each approach resulted in a premium over our market capitalization, commonly referred to as a control premium. Assessing the acceptable control premium percentage requires judgment and is impacted by external factors such as observed control premiums from comparable transactions derived from the prices paid on recent publicly disclosed acquisitions in our industry.

        Our indefinite-lived intangible assets consist of our Williams Industrial Services Group, Koontz-Wagner Custom Control, TOG, Hetsco and IBI Power trade names. We determine the fair value of our trade names using the relief from royalty method. Under that method, the fair value of each trade

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

name is determined by calculating the present value of the after tax cost savings associated with owning the assets and therefore not having to pay royalties for its use for the remainder of its estimated useful life.

        The results of our step one test indicated that the carrying value of all reporting units except William Industrial Services, LLC. exceeded their fair values. Accordingly, we performed the second step test and concluded that the associated goodwill and trade names were impaired. Impairment of $47.2 million was recorded, consisting of $37.6 million of goodwill impairment and $9.6 million of impairment of trade names. We had no impairment losses on our goodwill or intangible assets prior to 2015.

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

NOTE 9—FINANCIAL INSTRUMENTS

        Our financial instruments as of December 31, 2015 and 2014 consisted primarily of cash and cash equivalents, receivables, payables and debt instruments. The carrying values of these financial instruments approximate their respective fair values, as they are either short-term in nature or carry interest rates that are periodically adjusted to market rates. ASC 820, Fair Value Measurement, establishes a three-tier fair value hierarchy, which categorizes the inputs used in measuring fair value. As discussed below, we held two foreign currency forward exchange contracts at December 31, 2014. We measured fair value and recorded the associated losses in value using available market rates for forward contracts of the same duration to mark the contracts to market.

        As of December 31, 2015, there were no derivative contracts outstanding, and there was no impact of derivatives designated as hedging instruments on our consolidated statement of operations for the year then ended.

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

        In August 2014, we entered into a one-year foreign currency forward exchange contract as a fair value hedge on a firm commitment (a U.S. dollar denominated contract being performed by our European operations). Under this contract, in August 2015, we received €3.2 million in exchange for $4.3 million (1.3266 $/€). We use the change in the forward contract rates to assess the hedge effectiveness and determine the periodic changes in value. The hedge is deemed to be 100% effective and, therefore, we have offsetting $0.4 million amounts which we recorded in foreign currency gain on

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—FINANCIAL INSTRUMENTS (Continued)

our 2014 consolidated statement of operations related to the gain in the value of the firm commitment offset against the unrealized loss on the forward contract.

        In October 2014, we entered into a three-month foreign currency forward exchange contract to hedge the foreign currency transaction gains we had recorded on the books of our European operations through the third quarter. Those gains resulted primarily from our European operations holding U.S. dollar denominated cash balances. Although this derivative acted as a hedge, it did not qualify for hedge accounting. Under the net settlement contract, which settled in January 2015, we sold $19.1 million and bought €15.0 million (1.2743 $/€). We recorded in foreign currency gain on our 2014 consolidated statement of operations an unrealized foreign currency transaction loss related to this contract of $1.0 million—which was partially offset by the foreign currency transaction gains recognized by our European operations which continued to hold the U.S. dollar denominated bank balances.

        The following table summarizes the forward contracts at December 31, 2014, all of which matured during 2015:

($ in thousands) Functional Currency	Currency Hedged (bought or sold forward)	Number of Contracts	Hedged Foreign Currency Exposure (in equivalent U.S. Dollars)	Notional Amount of Forward Buy Contracts (in equivalent U.S. Dollars)	Notional Amount of Forward Sell Contracts (in equivalent U.S. Dollars)
U.S. Dollar	Euro	1	$19,071	$19,071	$—
Euro	U.S. Dollar	1	4,300	—	4,300

			$23,371	$19,071	$4,300

        The following table shows the impact of derivatives designated as hedging instruments on the Company's consolidated balance sheets:

	Fair Values of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	2015		2014		2015		2014
As of December 31, ($ in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Designated:
Foreign exchange contracts	N/A	$—	N/A	$—	N/A	$—	Other current liabilities	$369

        The following table shows the impact of derivatives not designated as hedging instruments on the Company's consolidated balance sheets:

	Fair Values of Derivative Instruments
	Asset Derivatives				Liability Derivatives
	2015		2014		2015		2014
As of December 31, ($ in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Not Designated:
Foreign exchange contracts	N/A	$—	N/A	$—	N/A	$—	Other current liabilities	$962

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—FINANCIAL INSTRUMENTS (Continued)

        The following table shows the impact of derivatives on the Company's consolidated statements of operations:

		Amount of (Income) Loss Recognized in Income on Derivative
	Location of Loss Recognized in Income on Derivative
($ in thousands)		2015	2014	2013
Foreign exchange contracts designated as hedging instruments	Other (income) expense, net	$(117)	$375	$—
Foreign exchange contracts not designated as hedging instruments	Other (income) expense, net	$511	$962	$—

  Fair Value of Financial Instruments

        ASC 820, Fair Value Measurements and Disclosures defines fair value as the exit price, which is the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date. ASC 820 also establishes a three-tier fair value hierarchy, which categorizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in the active markets for identical assets and liabilities and the lowest priority to unobservable inputs.

        The following table shows our liabilities measured at fair value on our consolidated balance sheet as of December 31, 2014, and the related fair value input categories:

		Fair Value Measurements at Reporting Date Using
($ in thousands) Description	Total Fair Value Liabilities at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange contracts	$1,331	$—	$1,331	$—

Total	$1,331	$—	$1,331	$—

NOTE 10—INCOME TAXES

        Income (loss) before income taxes was as follows:

	Years Ended December 31,
($ in thousands)	2015	2014	2013
Domestic	$(85,905)	$(11,690)	$2,701
Foreign	230	6,117	4,618

Income (loss) from continuing operations	(85,675)	(5,573)	7,319
Income (loss) from discontinued operations	—	6	484

Income (loss) before income tax	$(85,675)	$(5,567)	$7,803

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—INCOME TAXES (Continued)

        The following table summarizes the income tax expense (benefit) by jurisdiction:

	Years Ended December 31,
($ in thousands)	2015	2014	2013
Current:
Federal	$—	$—	$0
State	54	(391)	(294)
Foreign	1,670	2,377	2,172

Total current	1,724	1,986	1,878
Deferred:
Federal	(6,808)	37,567	(3,251)
State	(636)	2,681	589
Foreign	(1,226)	(566)	(851)

Total deferred	(8,670)	39,682	(3,513)

Income tax expense (benefit)	$(6,946)	$41,668	$(1,635)

        Income tax expense (benefit) is allocated between continuing operations and discontinued operations as follows:

	Years Ended December 31,
($ in thousands)	2015	2014	2013
Continuing operations	$(6,946)	$41,661	$(1,840)
Discontinued operations	—	7	205

Income tax expense (benefit)	$(6,946)	$41,668	$(1,635)

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—INCOME TAXES (Continued)

Effective Tax Rate Reconciliation

        The amount of the income tax provision for continuing operations during the years ended December 31, 2015, 2014 and 2013 differs from the statutory federal income tax rate of 35% as follows:

	Years Ended December 31,
	2015		2014		2013
($ in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Tax (benefit) expense computed at the maximum U.S. statutory rate	$(29,986)	35.0%	$(1,951)	35.0%	$2,562	35.0%
Difference resulting from state income taxes, net of federal income tax benefits	(2,987)	3.5%	(759)	13.6%	7	0.1%
Foreign tax rate differences	162	(0.2)%	(599)	10.7%	(459)	(6.3)%
Non-deductible business acquisition costs	—	0.0%	—	0.0%	277	3.8%
Non-deductible expenses, other	(605)	0.7%	567	(10.2)%	378	5.2%
Goodwill Impairment	1,882	(2.2)%	—	0.0%	—	0.0%
Deemed foreign dividends	1,725	(2.0)%	—	0.0%	101	1.4%
Change in net operating loss carryforward	75	(0.1)%	(655)	11.8%	—	0.0%
Change in valuation allowance	21,898	(25.6)%	44,900	(805.7)%	(4,241)	(57.9)%
Change in accrual for uncertain tax positions	(106)	0.1%	361	(6.5)%	202	2.8%
Change in foreign tax credits	(754)	0.9%	257	(4.6)%	8	0.1%
Change in unremitted foreign earnings	2,299	(2.7)%	—	0.0%	—	0.0%
Other, net	(549)	0.7%	(460)	8.3%	(675)	(9.3)%

Total	$(6,946)	8.1%	$41,661	(747.6)%	$(1,840)	(25.1)%

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—INCOME TAXES (Continued)

Deferred Taxes

        The significant components of deferred income tax assets and liabilities consist of the following:

	December 31,
($ in thousands)	2015	2014
Assets:
Cost in excess of identifiable net assets of business acquired	5,416	1,182
Reserves and other accruals	6,945	6,084
Tax credit carryforwards	12,079	10,674
Accrued compensation and benefits	4,297	5,626
State net operating loss carryforwards	5,087	3,262
Federal net operating loss carryforwards	40,705	21,775
Other	985	623

	75,514	49,226

Liabilities:
Undistributed foreign earnings	(2,299)	—
Indefinite-lived intangibles	(15,940)	(21,803)
Property and equipment	(2,611)	(1,372)

Net deferred tax assets	54,664	26,051
Valuation allowance for net deferred tax assets	(69,646)	(47,748)

Net deferred tax liability after valuation allowance	$(14,982)	$(21,697)

        We have a net deferred tax liability of $15.0 million and $21.7 million as of December 31, 2015 and December 31, 2014, respectively. The net deferred tax liabilities for the years ended December 31, 2015 and 2014 predominantly related to indefinite-lived intangibles deferred tax liabilities that cannot be used to offset deferred tax assets subject to valuation allowances. Additional valuation allowances of $21.9 million and $44.9 million were recorded against the gross deferred tax asset balances as of December 31, 2015 and December 31, 2014, respectively.

        As of December 31, 2015, we would need to generate approximately $165.9 million of future U.S. pre-tax income to realize our deferred tax assets.

        The income tax benefit of the Company's excess tax benefit relating to restricted stock awards amounts to $3.4 million as of December 31, 2015. The income tax benefit relating to excess tax benefits will be credited to paid-in-capital upon the adoption of ASU 2016-09.

Net Operating Losses and Tax Credit Carryforwards

        As of December 31, 2015, we have approximately $130.9 million of federal net operating loss carryforwards expiring between 2026 and 2035. We have state net operating loss carryforwards of approximately $161.0 million expiring between 2016 and 2035. We have approximately $1.2 million of foreign net operating loss carryforwards that will begin expiring in 2017. We have approximately $9.6 million in foreign tax credit carryforwards expiring between 2016 and 2025.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—INCOME TAXES (Continued)

        Under the Internal Revenue Code, the amount of and the benefits from net operating loss and tax credit carryforwards may be limited or permanently impaired in certain circumstances.

Valuation Allowances

        We review, at least annually, the components of our deferred tax assets. This review is to ascertain that, based upon all of the information available at the time of the preparation of the financial statements, it is more likely than not, that we expect to utilize these deferred tax assets in the future. In the event that we determine that is more likely than not that these deferred tax assets will not be utilized, a valuation allowance is recorded, reducing the deferred tax asset to the amount expected to be realized. Many factors are considered in the determination that the deferred tax assets are more likely than not will be realized, including recent cumulative earnings, expectations regarding future taxable income, length of carryforward periods, and other relevant quantitative and qualitative factors. The recoverability of the deferred tax assets is determined by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings, and tax planning strategies.

        As of December 31, 2013, we had remaining valuation allowances of $0.6 million for certain state net operating loss ("NOL") carryforwards which we do not believe are realizable as we do not anticipate future operations in those states. We also had valuation allowances against foreign tax credit carryforwards of $2.2 million as of December 31, 2013. For the year ending December 31, 2013, we recorded a reduction of our valuation allowance of $4.6 million on our foreign tax credit carryforwards on the basis of management's evaluation of its deferred tax assets meeting the more likely than not standard at that time.

        As of December 31, 2014, we placed a signification amount of weight on the negative evidence regarding the Company's recent history of restated cumulative pre-tax losses from its U.S. and certain foreign business operations, i.e., the operations which must generate the future taxable income in order to realize the benefits from the deferred tax assets. The rationale for us placing a significant amount of weight on the Company's recent history of cumulative restated pre-tax losses is that this represents both clearly objective and verifiable negative evidence of the Company's ability to use its deferred tax assets. Additionally, the accounting standards indicate that a recent history of cumulative losses is a difficult burden to overcome. Because of the Company's history of U.S. Federal, state, and certain foreign net operating losses, no significant cash tax refund carryback opportunities are available to the Company.

        Therefore, as of December 31, 2014, with the restated pre-tax losses generated by the U.S. and certain foreign business operations, specifically, the pre-tax losses generated in the current and preceding two years, we determined the weight of the objective and verifiable negative evidence clearly indicated in the fourth fiscal quarter that a valuation allowance against all of its U.S. and certain foreign deferred tax assets was necessary. As a result, additional valuation allowances of $44.9 million were recorded against the gross deferred tax asset balances as of December 31, 2014. No additional valuation allowances prior to the fourth quarter of 2014 were required to be placed on the Company's deferred tax assets because restated pre-tax income (loss) generated in the current quarter and prior eleven quarters of each measurement period resulted in cumulative net income.

        Our valuation allowances for deferred tax assets are $69.6 million and $47.7 million as of December 31, 2015 and December 31, 2014, respectively.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—INCOME TAXES (Continued)

Unremitted Earnings

        Our foreign subsidiaries generate earnings that are not subject to U.S. income taxes so long as they are permanently reinvested in our operations outside of the U.S. Pursuant to ASC Topic No. 740-30, undistributed earnings of foreign subsidiaries that are no longer permanently reinvested would become subject to deferred income taxes. Prior to fiscal year 2015, we asserted that the undistributed earnings of our foreign subsidiaries were permanently reinvested.

        In the third quarter of 2015 our European operations loaned $5.0 million to our U.S. operations in order to provide additional working capital. Primarily due to this intercompany loan and the increase in our U.S. revolver and working capital needs, we concluded that the ability to access certain amounts of foreign earnings from our Netherlands-based operations would provide greater flexibility to meet domestic cash flow needs without constraining foreign objectives. Accordingly, in the third quarter of fiscal year 2015, we withdrew the permanent reinvestment assertion on $14.3 million of earnings generated by our Netherlands-based foreign subsidiaries through fiscal year 2015. We provided for U.S. income taxes on the $14.3 million of undistributed foreign earnings, resulting in the recognition of a deferred tax liability of approximately $2.3 million.

        The Company is continuing to assert that it is permanently reinvesting the undistributed earnings of its other foreign subsidiaries. As of December 31, 2015, we have $2.4 million of undistributed foreign earnings. Consequently, we have not provided for the federal and foreign withholding taxes on the foreign undistributed earnings which management asserts is permanently reinvested.

Uncertain Tax Positions

        A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows (in thousands):

	Years Ended December 31,
($ in thousands)	2015	2014	2013
Unrecognized tax benefits at January 1	$4,631	$4,673	$4,149
Change in unrecognized tax benefits taken during a prior period	—	0	580
Change in unrecognized tax benefits during the current period	38	134	(20)
Decreases in unrecognized tax benefits from settlements with taxing authorities	—	—	—
Reductions to unrecognized tax benefits from lapse of statutes of limitations	(154)	(176)	(36)

Unrecognized tax benefits at December 31	$4,515	$4,631	$4,673

        As of December 31, 2015 we provided for a liability of $4.5 million for unrecognized tax benefits related to various federal, foreign and state income tax matters, which was included in long-term deferred tax liabilities and other long-term liabilities, as compared to a liability of $4.6 million for unrecognized tax benefits as of December 31, 2014. We have elected to classify interest and penalties related to uncertain income tax positions in income tax expense. As of December 31, 2015, we have

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—INCOME TAXES (Continued)

accrued approximately $2.5 million for potential payment of interest and penalties, as compared to an accrual of approximately $2.5 million as of December 31, 2014.

        As of December 31, 2015, 2014 and 2013, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate are approximately $0.5 million, $0.7 million and $0.6 million, respectively. In 2016, we anticipate we will release less than $0.3 million of accruals of uncertain tax positions as the statute of limitations related to these liabilities will lapse in 2016.

        The Company files a consolidated U.S. federal income tax return. Currently, we are not under examination for income tax purposes by any taxing jurisdiction. A presentation of open tax years by jurisdiction is as follows:

Tax Jurisdiction	Examination in Progress	Open Tax Years for Examination
United States	None	2006 to Present
Mexico	None	2010 to Present
China	None	2007 to Present
The Netherlands	None	2012 to Present

NOTE 11—UNCOMPLETED CONTRACTS

        We enter into contracts that allow for periodic billings over the contract term. At any point in time, each project under construction could have either costs and estimated earnings in excess of billings or billings in excess of costs and estimated earnings.

	December 31,
($ in thousands)	2015	2014
Costs incurred on uncompleted contracts	$462,886	$428,084
Earnings recognized on uncompleted contracts	55,985	69,482

Total	518,871	497,566
Less—billings to date	(483,478)	(456,184)

Net	$35,393	$41,382

Costs and estimated earnings in excess of billings	$45,491	$53,092
Billings in excess of costs and estimated earnings	(10,098)	(11,710)

Net	$35,393	$41,382

NOTE 12—DEBT

        Revolving Credit Facilities:    On February 21, 2012, we terminated the Previous Credit Facility and entered into a new $100.0 million Credit Facility (as amended or supplemented from time to time, the "Revolving Credit Facility") with Wells Fargo Bank, National Association, as Administrative Agent, U.S. Bank National Association, as Syndication Agent and the various lending institutions party thereto. Effective December 17, 2013, we exercised our rights under the accordion feature pursuant to and in accordance with the terms of the Revolving Credit Facility, and increased the revolving credit commitments available to us under the Revolving Credit Facility from $100.0 million to $150.0 million.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—DEBT (Continued)

We have given a first priority lien on substantially all of our assets as security for our Revolving Credit Facility, which has a maturity date of May 15, 2017.

        As of December 31, 2015, we had $70.0 million of revolving credit loans outstanding under our Revolving Credit Facility and we were not in compliance with the financial and certain other covenants under the Revolving Credit Facility, and we did not have any available borrowing capacity under our Revolving Credit Facility.

        As a result of our non-compliance under the Revolving Credit Facility, on a number of occasions in 2015, we entered into amendments and limited waivers with respect to the Revolving Credit Facility. These amendments and limited waivers were in effect as of December 31, 2015. Pursuant to the terms of such amendments and limited waivers, the Revolving Credit Facility provides total commitments available to us of $85.0 million and, only allows for borrowings up to a maximum of $70.0 million, exclusive of outstanding standby letters of credit and includes other restrictions. The facility has a reduced revolving letter of credit facility of up to $15.0 million and it no longer provides access to multi-currency funds.

        The Revolving Credit Facility includes affirmative and negative covenants, including customary limitations on securing additional debt and liens and restrictions on transactions and payments, as well as the following two financial covenants:

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

        The following are considered defaults under the Revolving Credit Facility:

  •
  failure to comply with any of these financial covenants;

  •
  failure to comply with certain other customary affirmative or negative covenants;

  •
  failure to make payments when due;

  •
  becoming subject to insolvency proceedings; or

  •
  experiencing a change of control.

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

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—DEBT (Continued)

        Currently, based on the Fifteenth Amendment to the Credit Agreement and Ninth Amendment to Limited Waiver Agreement, we are subject to the following additional covenants:

  •
  Cash collateralizing extended letters of credit;

  •
  Filing the 2015 Form 10-K by March 20, 2017;

  •
  Providing weekly cash flow forecasts with certain restrictions on budgeted versus actual weekly cash disbursements; and

  •
  Meeting specified milestones relating to the refinancing of our Revolving Credit Facility.

        In the event of any such additional defaults, the participating banks have the right to restrict our ability to borrow additional funds under the Revolving Credit Facility, require that we immediately repay all outstanding loans with interest and require the cash collateralization of outstanding letter of credit obligations. We have given a first priority lien on substantially all of our assets as security for the Revolving Credit Facility.

        As of December 31, 2015, we required a waiver from our lenders for a breach of certain financial and non-financial covenants. The current waiver is effective through May 15, 2017, subject to certain milestones.

        We are subject to interest rate changes on our LIBOR-based variable interest rate under our Revolving Credit Facility. During 2015, we borrowed $58.0 million on our Revolving Credit Facility, and we repaid $33.0 million. As of December 31, 2015, the outstanding principal balance of revolving credit loans on our Revolving Credit Facility was $70.0 million, which was recorded as a long-term liability on our consolidated balance sheets. The weighted-average interest rate on those borrowings was 5.0% during 2015.

        As of December 31, 2015, there was $5.2 million available under our Revolving Credit Facility. Our ability to access the maximum amount of availability is dependent upon certain conditions as defined in the Revolving Credit Facility. We pay an unused line fee of 0.75% pursuant to the terms of our Revolving Credit Facility.

        On June 13, 2008, Braden-Europe B.V., Global Power Professional Services Netherlands B.V. and Global Power Netherlands B.V. (collectively, the "Borrower") entered into a new EUR 14,000,000 Credit Facility (as continued, amended or supplemented from time to time, the "ABN AMRO Credit Facility") with ABN AMRO Bank N.V. ("Original ABN AMRO"). In 2010, Original ABN AMRO transferred its claims, rights and obligations under the ABN AMRO Credit Facility to a new entity also known as ABN AMRO Bank N.V. ("New ABN AMRO"), as confirmed by the Amendment to Existing Credit Agreement (the "Credit Agreement Amendment"), dated July 25, 2011, among the Borrower and New ABN AMRO. The Credit Agreement Amendment incorporated the standard ABN AMRO General Credit Provisions.

        The ABN AMRO Credit Facility is a Euro-denominated facility with an overdraft facility of EUR 1,000,000 and a contingent liability facility of EUR 13,000,000. The Borrower's current interest rate is 5.95% per annum. The Borrower pays a facility fee of 0.25% per quarter. Proceeds of borrowings under the ABN AMRO Credit Facility may be used for the Borrower's business activities. The Borrower has, by a right of pledge, given a first priority lien on substantially all of its assets as

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—DEBT (Continued)

security for the ABN AMRO Credit Facility. The three entities that comprise the Borrower are jointly and severally liable under the ABN AMRO Credit Facility.

        The ABN AMRO Credit Facility imposes a number of covenant requirements on the Borrower. The Borrower's tangible net worth must at all times represent at least 35% of Borrower's adjusted balance sheet total. The adjusted balance sheet total is defined as total assets minus the sum of intangible assets, deferred tax assets, participating interests, receivables from shareholders and/or directors and shares held in the own company, as shown in the annual accounts, as well as any off-balance sheet guarantee exposure. The Borrower may not make profit distributions without the prior written consent of New ABN AMRO or if the Borrower's tangible net worth is less than 35% of the Borrower's adjusted balance sheet total. The Borrower will have no current account with its mother or sister companies. The Borrower will inform New ABN AMRO in advance of any future guarantees. The Borrower's annual accounts shall be prepared in accordance with IASB standards. New ABN AMRO retains the right to revise the Credit Facility and related security package if Global Power Professional Services Netherlands B.V. and Global Power Netherlands B.V. begin to conduct business outside the Netherlands. The Borrower shall not grant any second-ranking right of pledge to other parties.

        As of December 31, 2015, no amounts were outstanding under this facility and we were in compliance with all covenants under the ABN AMRO Credit Facility.

        Letters of Credit and Bonds.    In line with industry practice, we are often required to provide letters of credit, surety and performance bonds to customers. These letters of credit and bonds provide credit support and security for the customer if we fail to perform our obligations under the applicable contract with such customer.

        The interest rate on letters of credit issued under the Revolving Credit Facility letter of credit sublimit was 8.5% per annum as of December 31, 2015. Should we need to borrow additional amounts against the Revolving Credit Facility, we would incur an interest rate of LIBOR or a specified base rate, plus in each case, an additional margin based on our consolidated leverage ratio.

        As of December 31, 2015, our outstanding stand-by letters of credit totaled approximately $9.8 million for our U.S. entities and $10.8 million (U.S. dollars) for non-U.S. entities. Currently, there are no amounts drawn upon these letters of credit. In addition, as of December 31, 2015, we had outstanding surety bonds on projects of approximately $23.8 million.

        Deferred Financing Costs:    Deferred financing costs are amortized over the terms of the related debt facilities using the effective yield method. Total interest expense associated with the amortization of deferred financing costs was approximately $0.3 million during 2015, $0.2 million during 2014 and $0.2 million during 2013.

        As of December 31, 2015 and December 31, 2014, we had unamortized deferred financing fees on our Revolving Credit Facility of $0.3 and $0.5 million, respectively.

NOTE 13—EARNINGS PER SHARE

        As of December 31, 2015, our 17,261,276 shares outstanding include certain shares totaling 68,501 of contingently issued but unvested restricted stock. As of December 31, 2014, our 17,129,119 shares outstanding include certain shares totaling 50,954 of contingently issued but unvested restricted stock. Restricted stock is excluded from our calculations of basic weighted average shares outstanding, but their dilutive impact is included in the calculations of diluted weighted average shares outstanding.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—EARNINGS PER SHARE (Continued)

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

        Basic and diluted (loss) earnings per common share are calculated as follows:

	Years Ended December 31,
($ in thousands, except per share data)	2015	2014	2013
	(as restated)	(as restated)	(as restated)
Net Loss (basic and diluted):
(Loss) income from continuing operations	$(78,729)	$(47,234)	$9,159
(Loss) income from discontinued operations	—	(1)	279

Net income available to common shareholders	$(78,729)	$(47,235)	$9,438

Basic (Loss) Earnings Per Common Share:
Weighted Average Common Shares Outstanding	17,151,810	17,005,589	16,919,981

Basic (loss) earnings per common share from continuing operations	$(4.59)	$(2.78)	$0.54
Basic (loss) earnings per common share from discontinued operations	—	—	0.02

Basic (loss) earnings per common share	$(4.59)	$(2.78)	$0.56

Diluted (Loss) Earnings Per Common Share:
Weighted Average Common Shares Outstanding	17,151,810	17,005,589	16,919,981
Effect of Dilutive Securities:
Unvested portion of restricted stock awards	—	—	125,114
Warrants to purchase common stock	—	—	—

Weighted Average Common Shares Outstanding Assuming Dilution	17,151,810	17,005,589	17,045,095

Diluted (loss) earnings per common share from continuing operations	$(4.59)	$(2.78)	$0.54
Diluted (loss) earnings per common share from discontinued operations	—	—	0.01

Diluted (loss) earnings per common share	$(4.59)	$(2.78)	$0.55

        The weighted-average number of shares outstanding used in the computation of basic and diluted earnings/loss per share does not include the effect of the following potential outstanding common stock.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—EARNINGS PER SHARE (Continued)

The effects of these potentially outstanding shares were not included in the calculation of diluted earnings/loss per share because the effect would have been anti-dilutive:

	Fiscal Year Ended December 31,
	2015	2014	2013
Unvested service-based restricted stock awards	497,371	185,412	74,210
Unvested performance and market based restricted stock awards	189,429	271,717	151,130
Stock options	122,000	—	—

NOTE 14—STOCK-BASED COMPENSATION

  Description of the plans

        We have two equity incentive plans: The 2011 Equity Incentive Plan (the "2011 Plan") and the 2015 Equity Incentive Plan (the "2015 Plan"). In May 2015, the 2011 Plan terminated upon receiving shareholder approval for the 2015 Plan. The remaining authorized, but unissued shares from the 2011 Plan will be available to service the outstanding awards from the 2011 Plan. The 2015 Plan allows for the issuance of up to 1,000,000 shares of stock awards to our employees and directors in the form of a variety of instruments including, stock options, restricted stock, restricted share units, stock appreciation rights and other share-based awards. The 2015 Plan also allows for cash-based awards. Generally, all participants who voluntarily terminate their employment with the Company forfeit 100% of all unvested equity awards. Persons whom are terminated without cause, or in some cases leave for good reason, are entitled to proportionate vesting. Time-based proportionate vested shares are accelerated and distributed upon their termination date. Proportionate performance-based and market-based restricted shares remain categorized as unvested pending final conclusion on the achievement of the related awards. As of December 31, 2015, we had 857,500 shares available for grant under the 2015 Plan.

        Additionally, we granted 140,000 restricted stock units to certain executives during 2015 outside of the 2015 Plan. The terms and conditions of these grants are similar in terms and conditions of those under the equity incentive plans described above. All amounts and units described below include these awards.

        Total stock-based compensation expense during the years ended December 31, 2015, 2014 and 2013 was $3.7 million, $3.1 million, and $4.1 million, respectively, with no related excess tax benefit recognized. As of December 31, 2015, total unrecognized compensation expense related to all unvested restricted stock and unit awards for which terms and conditions are known totaled $3.3 million, which is expected to be recognized over a weighted average period of 1.91 years. The fair value of shares that vested during 2015, 2014 and 2013 based on the stock price at the applicable vesting date was $2.6 million, $2.0 million and $6.0 million, respectively. The weighted average grant date fair value of our restricted stock units was $9.06, $20.94 and $18.05 for the years ended December 31, 2015, 2014 and 2013, respectively.

        Service-Based Restricted Stock and Unit Awards:    Our service-based restricted stock and unit awards are valued at the quoted market price of our common stock as of the date of grant and vest over a range of two to four years. In December 2015, the Board of Directors approved a modification to all performance-based awards granted in 2015 to convert them to service-based awards, that vest in equal

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—STOCK-BASED COMPENSATION (Continued)

installments over a three year period. These awards had previously been determined to not be likely to vest in Management's assessment at June 2015. The impact of this modification was not material, given the short period of time between the grant and the modification date.

        A summary of the service-based restricted stock and unit activity for the year ended December 31, 2015 is as follows:

	Shares	Weighted-Average Grant Date Fair Value per Share
Unvested restricted stock units at December 31, 2014	185,412	$19.89
Granted	430,071	9.34
Converted to service-based	190,312	8.07
Vested	(132,025)	17.27
Forfeited	(63,014)	20.07

Unvested restricted stock units at December 31, 2015	610,756	$9.33

        Performance-Based Restricted Stock and Unit Awards:    We grant restricted stock and unit awards that vest upon certain performance targets, which have historically been Company operating income and other financial metrics. Such awards generally cliff vest at the end of a three-year period from the date of grant. As such, all awards will be considered unvested until the end of the three-year period. If the minimum target set in the agreement is not met, none of the shares will vest and any compensation expense previously recognized will be reversed. The actual number of shares that will ultimately vest is dependent on achieving fixed thresholds between the minimum and maximum performance conditions and ranges between 0% and 200% of the number of units originally granted. We recognize stock-based compensation expense related to performance awards based upon our determination of the potential likelihood of achievement of the performance target at each reporting date, net of estimated forfeitures.

        A summary of the performance-based restricted stock and unit activity for the year ended December 31, 2015 is as follows:

	Shares	Weighted-Average Grant Date Fair Value per Share
Unvested restricted stock units at December 31, 2014	141,135	$18.06
Granted	205,545	8.45
Vested	(10,615)	17.92
Converted to service-based	(190,312)	8.07
Forfeited	(47,148)	17.62

Unvested restricted stock units at December 31, 2015	98,605	$17.75

        As of December 31, 2015, we included 98,605 shares of unvested performance-based restricted stock unit awards that we deemed not probable to vest at the end of their performance periods in the unvested restricted stock units above.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—STOCK-BASED COMPENSATION (Continued)

        Market-Based Restricted Stock Unit Awards:    We granted 83,957 market-based restricted stock unit awards during the year ended December 31, 2014. These restricted stock unit awards were granted to cliff vest on March 31, 2017, subject to the achievement of specified levels of the Company's total shareholder return ("TSR") as compared to the Russell 2000 for the period January 1, 2014 through December 31, 2016. We reverse previously recognized compensation cost for market-based restricted stock unit awards only if the requisite service is not rendered. The actual number of shares that will ultimately vest is dependent on achieving fixed thresholds between the minimum and maximum performance conditions and ranges between 0% and 200% of the number of units originally granted. No such awards were granted in 2015.

        The following table summarizes the activity for the year ended December 31, 2015:

	Shares	Weighted-Average Grant Date Fair Value per Share
Unvested restricted stock at December 31, 2014	130,582	$20.61
Granted	—	—
Vested	(5,000)	25.71
Forfeited	(34,758)	20.33

Unvested restricted stock at December 31, 2015	90,824	$20.43

        We estimate the fair value of our market-based restricted stock unit awards on the date of grant using a Monte Carlo simulation valuation model. This pricing model uses multiple simulations to evaluate our probability of achieving various stock price levels to determine our expected TSR performance ranking. Expense is only recorded for the number of market-based restricted stock unit awards granted, net of estimated forfeitures. The assumptions used to estimate the fair value of market-based restricted stock unit awards granted during 2014 were as follows:

Expected term (years)	2.35 - 2.75
Expected volatility	31.60% - 34.74%
Expected dividend yield	0.00%
Risk-free interest rate	0.69% - 0.79%
Weighted-average grant date fair value	$25.32

        Stock Options:    During 2015, we granted a stock option to purchase 122,000 shares of our common stock to our Chief Executive Officer at an exercise price of $13.85 per share. The option provides for immediate vesting of 32,000 shares, with the remaining 90,000 vesting ratable over a ten month period beginning in June 2015 and has a five year term. This is the only stock option grant we have made to date.

        The following table summarizes stock option activity for the years ended December 31, 2015:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contract Term
Outstanding at December 31, 2014	—
Granted	122,000	$13.85
Excercised	—
Forfeited	—

Outstanding at December 31, 2015	122,000	$13.85	4.625 years

Exercisable at December 31, 2015	102,000	$13.85	4.625 years

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—STOCK-BASED COMPENSATION (Continued)

        The weighted average fair value of the stock option on the date of the grant was $2.58. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. The exercise price of the options is based on the fair market value of the common shares on the date of grant. No options were granted during 2014 or 2013. The following assumptions were used for the options included in the table above:

December 31, 2015
Expected Life	2.7 years
Volatility	33.60%
Dividend yield	2.60%
Risk-free interest rate	0.83%

        Expected life was determined based on an analysis of historical exercise activity. Risk-free rate of return is a rate of a similar term U.S. Treasury zero coupon bond. Volatility was determined based on the weighted average of historical volatility of our common shares and the daily closing prices from comparable public companies. Dividend yield was determined based on our expected annual dividend and the market price of our common stock on the date of grant.

        Cash flows resulting from excess tax benefits are classified as part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for vested restricted stock and unit awards, and exercised options in excess of the deferred tax asset attributable to stock compensation costs for such equity awards. The Company realized no excess tax benefits for the years ended December 31 2015, 2014, and 2013 due to the use of net operating loss carryforwards.

NOTE 15—EMPLOYEE BENEFIT PLANS

        Defined Contribution Plan:    We maintain a 401(k) plan covering substantially all of our U.S. employees. Expense for our 401(k) plan during the years ended December 31, 2015, 2014 and 2013 was approximately $2.0 million, $1.4 million and $1.3 million, respectively.

        Multiemployer Pension Plans:    We contribute to over 150 union sponsored multiemployer pension plans throughout the U.S. under the terms of collective- bargaining agreements that cover our union-represented employees. The risks of participating in these multiemployer pension plans are different from single- employer pension plans primarily in the following aspects:

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

        Our participation in these multiemployer pension plans during the year ended December 31, 2015 is outlined in the following table. All information in the tables is as of December 31, of the relevant

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—EMPLOYEE BENEFIT PLANS (Continued)

year, or 2015, unless otherwise stated. The "EIN/Pension Plan Number" column provides the Employer Identification Number ("EIN") and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act zone status available during 2015 and 2014 is for the plans' fiscal year-ends as of 2015 and 2014, respectively. The zone status is based on information that we received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are greater than 65 percent funded and less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or has been implemented. The last column lists the expiration date of the collective-bargaining agreement to which the plans are subject.

        Certain plans have been aggregated in the "All Others" line in the following table, as the contributions to each of these individual plans are not material.

		Pension Protection Act Zone Status			($ in thousands) Contributions by Global Power				Expiration Date of Collective Bargaining Agreement
				Rehab Plan status Pending/ Implemented
	EIN/Pension Plan Number							Surcharge Imposed
Pension Fund		2015	2014		2015	2014	2013			Notes
AFL-AGC Building Trades Pension Fund	63-6055108	Green	Green	No	224	135	215	No	Varies through 07/31/20	2
Asbestos Workers Local No. 55 Pension Fund (1)	63-0474674	Green	Yellow	No	125	96	242	No	Varies through 07/31/20	2
Boilermaker-Blacksmith National Pension Trust	48-6168020	Yellow	Yellow	Implemented	2,729	3,227	1,824	No	Multiple Agreements	1,5
Bricklayers and Allied Craftworkers Local #2 Albany, NY Pension Fund	14-6075802	Green	Green	No	0	2	0	No	08/17/16—Automatic Renewal	1
Carpenters Pension Trust Fund—Detroit & Vicinity	38-6242188	Red	Red	Implemented	0	13	17	No		11
Central New York Laborers Pension Fund	15-6016579	Red	Red	Implemented	0	224	6	No	08/17/16—Automatic Renewal	1
Central New York Painters & Allied Trades Pension Fund	51-6079700	Red	Red	Implemented	4	14	14	No	08/17/16—Automatic Renewal	1
Central Pension Fund of the IUOE and Participating Employers	36-6052390	Green	Green	No	253	378	326	No	Multiple Agreements	5
Central States, Southeast, and Southwest Pension Fund	36-6044243	Critical & Declining	Red	Implemented	252	248	226	No	Multiple Agreements	5
Chicago Painters & Decorators Pension Fund	51-6030238	Green	Green	No	0	9	46	No	10/02/16—Automatic Renewal	7
Empire State Carpenters Pension Plan	11-1991772	Green	Green	No	8	158	0	No	08/17/16—Automatic Renewal	1
Excavators Union Local 731 Pension Fund	13-1809825	Green	Green	No	217	210	226	No	06/30/16	10
IBEW Local 1579 Pension Plan (1)	58-1254974	Green	Green	No	700	710	470	No	Varies through 07/31/20	2
IBEW Local 43 & Electrical Contractors Pension	16-6153389	Yellow	Yellow	Implemented	0	61	0	No	08/17/16—Automatic Renewal	1
IBEW Local Union No. 1392 Pension Fund	35-6244875	Green	Green	No	0	0	0	No		6
Insulators Local No. 96 Pension Plan (1)	58-6110889	Yellow	Yellow	Implemented	170	258	180	No	Varies through 07/31/20	2
Iron Workers District Council of Tennessee Valley & Vicinity Pension Plan	62-6098036	Green	Green	No	261	93	101	No	11/30/16—Automatic Renewal	3
Iron Workers Local No. 16 Pension Fund	52-6148924	Critical & Declining	Red	Implemented	0	0	21	No	10/02/16—Automatic Renewal	3

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—EMPLOYEE BENEFIT PLANS (Continued)

		Pension Protection Act Zone Status			($ in thousands) Contributions by Global Power				Expiration Date of Collective Bargaining Agreement
				Rehab Plan status Pending/ Implemented
	EIN/Pension Plan Number							Surcharge Imposed
Pension Fund		2015	2014		2015	2014	2013			Notes
IUPAT Industry Pension Plan	52-6073909	Yellow	Yellow	Implemented	1,550	1,438	1,855	No	Multiple Agreements	5
Laborers National Pension Fund	75-1280827	Green	Green	No	1,025	1,292	1,404	No	Multiple Agreements	5
Local 73 Retirement Fund	15-6016577	Red	Red	Implemented	5	276	0	No	08/17/16—Automatic Renewal	1
National Asbestos Workers Pension Plan	52-6038497	Red	Red	Implemented	2,065	1,438	793	No	Multiple Agreements	5
National Electrical Benefits Fund	53-0181657	Green	Green	No	945	477	461	No	Multiple Agreements	5
New York State Teamsters Conference Pension & Retirement Fund	16-6063585	Red	Red	Implemented	0	18	0	No	08/17/16—Automatic Renewal	1
Northwest Sheet Metal Workers Pension Trust	91-6061344	Green	Green	No	104	30	93	No	11/01/16—Automatic Renewal	4
Plumbers & Pipefitters National Pension Fund	52-6152779	Yellow	Yellow	Implemented	866	609	834	No	Multiple Agreements	5
Plumbers & Steamfitters Local No. 150 Pension Fund	58-6116699	Green	Yellow	No	168	415	221	No	Varies through 07/31/20	2
Plumbers & Steamfitters Local Union No. 43 Pension Fund	62-6101288	Green	Green	No	861	251	177	No	11/30/16—Automatic Renewal	3
Sheet Metal Workers Local No. 177 Pension Fund	62-6093256	Green	Green	No	91	69	37	No	11/30/16—Automatic Renewal	5
Sheet Metal Workers' National Pension Fund	52-6112463	Yellow	Yellow	Implemented	540	423	511	No	Multiple Agreements	5
Southern Ironworkers Pension Plan	59-6227091	Green	Green	No	211	244	187	No	Varies through 07/31/20	2
Tri-State Carpenters & Joiners Pension Trust Fund	62-0976048	Yellow	Red	Implemented	1,236	1,146	1,065	No	11/30/16—Automatic Renewal	3
Pipe Trades Services of MN Pension Plan	41-6131800	Green	Green	No	153	0	0	No	08/01/16—Automatic Renewal	8
Upstate New York Engineers Benefit Funds	15-0614642	Red	Red	Implemented	0	26	0	No	08/17/16—Automatic Renewal	1
Washington State Plumbing & Pipefitting Industry Pension Plan	91-6029141	Green	Green	No	251	33	107	No	11/01/16—Automatic Renewal	4
Washington-Idaho Laborers-Employers Pension Trust	91-6123988	Green	Green	No	204	41	184	No	11/01/16—Automatic Renewal	4
Washington-Idaho-Montana Carpenters-Employers Retirement Fund	91-6123987	Yellow	Yellow	Implemented	524	99	557	No	11/01/16—Automatic Renewal	4
Western States Insulators and Allied Workers Pension	51-0155190	Green	Green	No	143	26	112	No	11/01/16—Automatic Renewal	4
All Others					534	291	786	N/A

					$16,419	$14,478	$13,298

(1)
We were listed in the multiemployer plan's Form 5500 as providing more than 5% of total contributions for the plan year ended in 2015.

(2)
Defined Benefit Plans for Unions employed through the Southern Company Power House Maintenance Agreement. The Southern Company PHMA expires 07/31/2020. The individual Union CBA range from 1 to 3 years in duration.

(3)
Defined Benefit Plans for Unions employed through the TVA PMMA and Other Agreements. The TVA Labor Agreements are annual agreements that automatically renew each year.

(4)
Defined Benefit Plans for Unions employed through the GPPMA agreement for Columbia Generating Station. The GPPMA Agreements are annual agreements that automatically renew each year.

(5)
Regional and National Defined Benefit Funds for multiple unions employed under different labor agreements.

(6)
IBEW Local 1392 Pension is listed because Koontz-Wagner is responsible for more that 5.00% of the Funds payments. WPS / WSS do not employ members of Local 1392.

(7)
The reduction in Pension contributions for the Chicago Painters & Decorators Pension is a result of the loss of the Exelon Nuclear contract that included the Braidwood and Dresden Nuclear Plants.

(8)
Defined Benefit Plan for Union employed at Monticello Nuclear Plant through the Excel Contract.

(9)
Defined Benefit Plan for Union employed under GPPMA agreement at Peach Bottom Nuclear Plant.

(10)
Defined Benefit Plan for Union employed at Con Ed sites.

(11)
Defined Benefit Plan for Individual working outside of plan jurisdiction.

(12)
We did not pay a surcharge for any fund last year that was in Critical Status and had not negotiated a preferred schedule. We do pay a surcharge/assessment on some funds under the CBA preferred schedule.

        These funds include the National Asbestos Workers Pension, the Southern Ironworkers Pension and the Asbestos Workers Local 55 Pension listed above.

        Employees covered by multiemployer pension plans are hired for project-based building and construction purposes. Our participation level in these plans varies as a result.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—EMPLOYEE BENEFIT PLANS (Continued)

        We believe that our responsibility for potential withdrawal liabilities associated with participating in multiemployer plans is limited because the building and construction trades exemption should apply to the substantial majority of our plan contributions. However, pursuant to the Pension Protection Act of 2006 and other applicable laws, we are also exposed to other potential liabilities associated with plans that are underfunded. As of December 31, 2015, we had been notified that certain pension plans were in critical funding status. Currently, certain plans are developing, or have developed, a rehabilitation plan that may call for a reduction in participant benefits or an increase in future employer contributions. Therefore, in the future, we could be responsible for potential surcharges, excise taxes and/or additional contributions related to these plans. Additionally, market conditions and the number of participating employers remaining in each plan may result in a reorganization, insolvency or mass withdrawal that could materially affect the funded status of multiemployer plans and our potential withdrawal liability, if applicable. We continue to actively monitor, assess and take steps to limit our potential exposure to any surcharges, excise taxes, additional contributions and/or withdrawal liabilities. However, we cannot, at this time, estimate the full amount, or even the range, of this potential exposure.

NOTE 16—COMMITMENTS AND CONTINGENCIES

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

        A putative shareholder class action, captioned Budde v. Global Power Equipment Group Inc., is pending in the U.S. District Court for the Northern District of Texas naming Global Power Equipment Group Inc. and certain former officers as defendants. This action and another action were filed in May and June of 2015, and in July of 2015 the court consolidated the two actions. On March 1, 2017, the lead plantiff filed a consolidated amended complaint that names the Company and two of our former officers as defendants. It alleges violations of the federal securities laws arising out of matters related to the Company's restatement of certain financial periods and claim that the Company and certain former officers made material misrepresentations and omissions of material fact in the Company's public disclosures concerning those periods in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5, as promulgated thereunder. The plaintiffs seek class certification on behalf of persons who acquired our stock between May 1, 2012 and March 30, 2016, more than $150 million of monetary damages on behalf of the putative class and an award of costs and expenses, including attorneys' fees and experts' fees. We intend to defend against this action, but litigation is subject to many uncertainties and the outcome of this action is not predictable with assurance. At this time, we are unable to predict the possible loss or range of loss, if any, associated with the resolution of this litigation, or any potential effect such may have on the Company or its business or operations.

        A former operating unit of Global Power has been named as a defendant in a limited number of asbestos personal injury lawsuits. Neither we nor our predecessors ever mined, manufactured, produced

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—COMMITMENTS AND CONTINGENCIES (Continued)

or distributed asbestos fiber, the material that allegedly caused the injury underlying these actions. The bankruptcy court's discharge order issued upon emergence from bankruptcy extinguished the claims made by all plaintiffs who had filed asbestos claims against us before that time. We also believe the bankruptcy court's discharge order should serve as a bar against any later claim filed against us, including any of our subsidiaries, based on alleged injury from asbestos at any time before emergence from bankruptcy. In any event, in all of the asbestos cases finalized post-bankruptcy, we have been successful in having such cases dismissed without liability. Moreover, during 2012, we secured insurance coverage that will help to reimburse the defense costs and potential indemnity obligations of our former operating unit relating to these claims. We intend to vigorously defend all currently active actions, all without liability, and we do not anticipate that any of these actions will have a material adverse effect on our financial position, results of operations or liquidity. However, the outcomes of any legal action cannot be predicted and, therefore, there can be no assurance that this will be the case.

        The Division of Enforcement of the SEC is conducting a formal investigation into possible securities law violations by Global Power relating to disclosures we made concerning certain financial information, including our cost of sales and revenue recognition, as well as related accounting issues. We are cooperating with the SEC in its investigation, including through the production of documents to, and the sharing of information with, the SEC Enforcement Staff. At this time, we cannot predict the outcome or the duration of the SEC investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on us arising out of the SEC investigation.

        Contingency:    During 2014, we entered into an agreement with a partner in connection with a power plant equipment installation project. The agreement contains certain performance liquidated damage clauses in favor of the customer. While we believe our performance in the project met our direct contractual obligations, we nonetheless have joint and several liability for other aspects of the overall project performance. Therefore, it is possible, though unlikely, that we will not incur any liability for performance related issues under the contract. We currently estimate that the most likely range of potential liability arising from the contractual provisions described above will be between $4.9 million to $31.3 million. The maximum liability under the terms of the agreement is $33.0 million less the $1.7 million in liquidated damages that we have already incurred. The minimum liability per the agreement is 20 percent of the total contract value less the $1.7 million in liquidated damages that we have already incurred. Because we do not believe any amount in that $4.9 million to $31.3 million range is a better estimate that any other amount, we have accrued the minimum amount in the range for the year ended December 31, 2015.

        Warranty:    A reconciliation of the changes to our warranty reserve is as follows:

	Years Ended December 31,
($ in thousands)	2015	2014
Balance at the beginning of the period	$6,487	$3,794
Provision for the period	8,972	4,427
Settlements made (in cash or in kind) for the period	(7,409)	(1,734)

Balance at the end of the period	$8,050	$6,487

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—COMMITMENTS AND CONTINGENCIES (Continued)

        Leases:    We lease equipment and facilities, which are noncancellable and expire at various dates. Total rental expense for all operating leases during the years ended December 31, 2015, 2014 and 2013 was approximately $9.5 million, $7.7 million and $7.5 million, respectively.

        Future minimum annual lease payments under these noncancellable operating leases as of December 31, 2015 are as follows:

($ in thousands)	December 31,
2016	$3,438
2017	2,512
2018	1,445
2019	1,241
2020	894
Thereafter	1,622

Total	$11,152

        None of the leases include contingent rental provisions.

        Our annual lease expense differs from our future minimum rental payments as a result of month to month equipment leases to support our operations.

        Insurance:    Certain of our subsidiaries are self-insured for health, general liability and workers' compensation up to certain policy limits. Amounts charged to expense for continuing operations amounted to approximately $8.6 million, $10.0 million and $7.8 million during the years ended December 31, 2015, 2014 and 2013, respectively, and include insurance premiums related to the excess claim coverage and claims incurred for continuing operations. The reserves as of December 31, 2015 and 2014 consist of estimated amounts unpaid for reported and unreported claims incurred. We have provided $2.6 million and $2.9 million in letters of credit as of December 31, 2015 and 2014, respectively, as security for possible workers' compensation claims.

        Executive Severance:    At December 31, 2015, we had outstanding severance arrangements with officers and senior management. Our maximum commitment under all such arrangements, which would apply if the employees covered by these arrangements were each terminated without cause, was approximately $3.0 million at December 31, 2015.

NOTE 17—MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

        We have certain customers that represent more than 10 percent of consolidated accounts receivable. The balance for these customers as a percentage of the consolidated accounts receivable is as follows:

	December 31,
Customer	2015	2014
Siemens Energy, Inc.	20%	19%
General Electric Company	14%	19%
Southern Nuclear Operating Company	11%	18%

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17—MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK (Continued)

        We have certain customers that represent more than 10 percent of consolidated revenue. The revenue for these customers as a percentage of the consolidated revenue is as follows:

	Years Ended December 31,
Customer	2015	2014	2013
Southern Nuclear Operating Company	15%	17%	16%
Tennessee Valley Authority	22%	16%	15%
General Electric Company	13%	13%	18%
Siemens Energy, Inc.	12%	12%	11%
All others	38%	42%	40%

Total	100%	100%	100%

        Customers for the Mechanical Solutions segment include original equipment manufacturers ("OEMs"), engineering, procurement and construction contractors, , operators of power generation facilities and firms engaged across several process-related industries. Customers for the Electrical Solutions segment include OEMs, engineering, procurement and construction contractors, owners and operators of oil and gas pipelines and digitial data storage and electrical industries. General Electric Company and Siemens Energy, Inc. are major customers for both our Mechanical Solutions and Electrical Solutions segments. Customers for the Services segment are varied, but include some major utility companies within the U.S. Our major customers vary over time due to the relative size and duration of our projects and customer outages. The Services segment customers include Southern Nuclear Operating Company ("Southern Nuclear") and Tennessee Valley Authority ("TVA"). In August of 2015, we were informed that Southern Nuclear would not extend the term of its existing maintenance and modification contract with our Services segment. We recognized $89.0 million in revenues in 2015 from Southern Nuclear, of which $44.1 million was from this maintenance and modification contract. Additionally, we completed a construction support project for TVA related to a nuclear reactor in 2015 that will not be recurring in 2016. Revenues recognized in 2015 related to this project were $92.8 million.

NOTE 18—OTHER SUPPLEMENTAL INFORMATION

        Other current liabilities consist of the following:

	December 31,
($ in thousands)	2015	2014
Accrued workers compensation	$1,911	$1,232
Accrued taxes	1,486	487
Accrued fabricator expense	6,896	6,043
Accrued liquidated damages	6,574	1,381
Contract loss provision	834	506
Accrued legal and professional fees	992	321
Accrued interest expense	576	153
Other accrued expenses	9,336	11,207

Total	$28,605	$21,330

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18—OTHER SUPPLEMENTAL INFORMATION (Continued)

        Other long-term liabilities consist of the following:

	December 31,
($ in thousands)	2015	2014
Uncertain tax liabilities	$4,948	$5,098
Other	1,132	940

Total	$6,080	$6,038

        Research and development costs of $0.3 million, $0.4 million and $0.4 million during the years ended December 31, 2015, 2014 and 2013, respectively, are included in general and administrative expenses in the accompanying consolidated statements of operations.

NOTE 19—SEGMENT INFORMATION

        We follow ASC 280—Segment Reporting in determining our reportable segments. We concluded that, until January 2015, we operated in three reportable segments: Product Solutions, Nuclear Services and Energy Services.

        In January 2015, we integrated our four operating segments into two reportable segments, structured around products and services, as part of our ongoing streamlining efforts. However, in re-evaluating our reportable segments as of the end of 2015, we determined that, while we continue to believe the projected long-term economic similarities between our Mechanical Solutions and Electrical Solutions operating units support aggregation into a single reportable segment, there has been disparity in the historical operating results to date between those two operating units. As such, we believe it is currently more meaningful to the reader to report segment information on those operating units separately and, therefore, concluded we have three reportable segments: Mechanical Solutions, Electrical Solutions and Services. The segment information for prior periods has been adjusted retrospectively to conform to the current period presentation..

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

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19—SEGMENT INFORMATION (Continued)

        The following table presents a reconciliation of revenue from segments to consolidated:

	Year ended December 31,
($ in thousands)	2015	2014	2013
Revenues:
Mechanical Solutions—3rd Party	$122,593	$145,910	$141,060
Mechanical Solutions—Intersegment	1,117	3,561	—

Mechanical Solutions—Total	123,710	149,471	141,060
Electrical Solutions—3rd Party	93,057	77,280	48,830
Electrical Solutions—Intersegment	—	—	—

Electrical Solutions—Total	93,057	77,280	48,830
Services—3rd Party	373,353	315,863	276,024
Services—Intersegment	—	1,545	653

Services—Total	373,353	317,408	276,677
Intersegment Revenue Eliminations	(1,117)	(5,106)	(653)

Consolidated	$589,003	$539,053	$465,914

        The following table presents reconciliation of depreciation and amortization from segments to consolidated:

	Years Ended December 31,
($ in thousands)	2015	2014	2013
Depreciation and Amortization:
Mechanical Solutions	$3,002	$2,829	$2,871
Electrical Solutions	4,051	3,228	2,506
Services	3,158	3,148	2,301
Corporate	861	730	586

Consolidated	$11,072	$9,935	$8,264

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19—SEGMENT INFORMATION (Continued)

        The following table presents a reconciliation of operating profit (loss) from segments to consolidated:

	Years Ended December 31,
($ in thousands)	2015	2014	2013
Operating Income (Loss):
Mechanical Solutions	$(32,997)	$5,116	$17,056
Electrical Solutions	(27,542)	(3,623)	(2,711)
Services	12,217	16,080	13,625
Corporate	(33,871)	(21,357)	(19,985)

Consolidated Operating (Loss) Income	(82,193)	(3,784)	7,985
Interest expense, net	4,484	1,820	893
Foreign currency (gain) loss	(1,014)	(65)	(199)
Other (income) expense, net	12	34	(28)

Consolidated (loss) income from continuing operations before income tax	$(85,675)	$(5,573)	$7,319

        The following table presents a reconciliation of assets from segments to consolidated:

	As of December 31,
($ in thousands)	2015	2014
Assets:
Mechanical Solutions	$89,545	$132,645
Electrical Solutions	68,747	70,368
Services	122,640	152,514
Non allocated corporate headquarters assets(1)	20,098	6,116

Total consolidated assets	$301,030	$361,643

(1)
While corporate headquarters assets are not allocated to our reportable segments, the related depreciation expense is included in our allocation of selling, general and administrative expenses to our reportable segments.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19—SEGMENT INFORMATION (Continued)

        The following presents the Mechanical Solutions segment revenue by geographical region based on our operating locations. Products are often shipped to other geographical areas but revenue is listed in the region in which the revenue is recognized:

	Years Ended December 31,
	2015		2014		2013
($ in thousands)	Revenue Recognized In	Product Shipped To	Revenue Recognized In	Product Shipped To	Revenue Recognized In	Product Shipped To
United States	$93,895	$47,482	$102,956	$59,425	$100,108	$49,784
Canada	—	3,362	—	3,239	—	1,832
Europe	27,789	3,716	39,624	12,683	37,470	10,011
Mexico	895	3,151	—	675	2,039	2,491
Asia	14	25,422	3,330	17,109	1,443	24,839
Middle East	—	32,510	—	35,333	—	28,588
South America	—	498	—	3,404	—	14,256
Other	—	6,452	—	14,042	—	9,259

Total	$122,593	$122,593	$145,910	$145,910	$141,060	$141,060

        The following presents the Electrical Solutions segment revenue by geographical region based on our operating locations. Products are often shipped to other geographical areas but revenue is listed in the region in which the revenue is recognized:

	Years Ended December 31,
	2015		2014		2013
($ in thousands)	Revenue Recognized In	Product Shipped To	Revenue Recognized In	Product Shipped To	Revenue Recognized In	Product Shipped To
United States	$93,057	$79,164	$77,280	$70,847	$48,830	$35,219
Canada	—	3,834	—	1,089	—	1,654
Europe	—	—	—	—	—	391
Mexico	—	3,550	—	1,000	—	1,089
Asia	—	1,776	—	156	—	691
Middle East	—	2,997	—	3,136	—	5,842
South America	—	1,483	—	256	—	3,931
Other	—	253	—	796	—	13

Total	$93,057	$93,057	$77,280	$77,280	$48,830	$48,830

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19—SEGMENT INFORMATION (Continued)

        The following presents the Services segment revenue by geographical region based on our operating locations. Services are sometimes performed in other geographical areas but revenue is listed in the region in which the revenue is recognized:

	Years Ended December 31,
	2015		2014		2013
($ in thousands)	Revenue Recognized In	Service Provided In	Revenue Recognized In	Service Provided In	Revenue Recognized In	Service Provided In
United States	$373,353	$371,365	$315,863	$313,967	$276,024	$275,317
Canada	—	400	—	339	—	77
Mexico	—	252	—	—	—	—
Asia	—	575	—	247	—	176
Middle East	—	39	—	186	—	188
South America	—	687	—	170	—	—
Other	—	35	—	954	—	266

Total	$373,353	$373,353	$315,863	$315,863	$276,024	$276,024

NOTE 20—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

        A summary of the quarterly operating results during 2015 and 2014 follows:

($ in thousands, except per share data) Years Ended December 31, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2015 Total
Total revenue	$146,141	$174,276	$124,162	$144,424	$589,003
Gross profit	10,772	17,948	14,932	8,945	52,597
(Loss) income from continuing operations	(5,034)	(3,898)	(51,805)	(17,992)	(78,729)
Loss per common share from continuing operations:
Basic	(0.29)	(0.23)	(3.02)	(1.05)	(4.59)
Diluted	(0.29)	(0.23)	(3.02)	(1.05)	(4.59)

($ in thousands, except per share data) Years Ended December 31, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	2014 Total
Total revenue	$125,996	$123,287	$139,791	$149,979	$539,053
Gross profit	21,336	16,029	18,604	17,365	73,334
(Loss) income from continuing operations	1,778	(1,910)	(90)	(47,012)	(47,234)
Earnings (loss) per common share from continuing operations:
Basic	0.10	(0.11)	(0.01)	(2.75)	(2.78)
Diluted	0.10	(0.11)	(0.01)	(2.75)	(2.78)

        A portion of our business, primarily in our Services segment, is seasonal, resulting in fluctuations in revenue and gross profit during our fiscal year. Generally, the second and fourth quarters are the peak periods for our Services segment as those are periods of low electricity demand during which our customers schedule planned outages. Our Mechanical Solutions and Electrial Solutions segments are less affected by seasons but rather are more impacted by the cyclicality of and fluctuations in the U.S. and international economies that we serve.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

        Amounts presented on a quarterly basis in the 2014 tables differ from amounts included in the Company's Form 10-Q filings related to the applicable periods due to amounts that have been restated for reasons described in Note 2.

        The following tables present the effects of the restatements on the Company's quarterly consolidated balance sheets as of March 31, 2014, June 30, 2014, and September 30, 2014, respectively:

	March 31, 2014
			Restatement Adjustments
			Revenue Recognition
($ in thousands)	As reported	Reclassifications	Percent Complete	Completed Contract	Job Costing	Warranty	Other	As restated
ASSETS
Current assets:
Cash and cash equivalents	$14,693	$—	$—	$—	$—	$—	$(1)	$14,692
Restricted cash	71	—	—	—	—	—	—	71
Accounts receivable, net	69,875	—	—	284	—	—	(250)	69,909
Inventories:
Raw material	8,318	(452)	—	—	—	—	—	7,866
Finished goods	—	1,206	—	—	—	—	—	1,206
Inventory reserve	—	(754)	—	—	—	—	(435)	(1,189)
Costs and estimated earnings in excess of billings	58,509	—	4,166	—	10,914	(7,987)	—	65,602
Deferred tax assets	3,301	—	—	—	—	—	(3,301)	—
Other current assets	7,892	(58)	—	(134)	—	—	(188)	7,512

Total current assets	162,659	(58)	4,166	150	10,914	(7,987)	(4,175)	165,669
Property, plant and equipment, net	20,457	—	—	—	—	—	(289)	20,168
Goodwill	106,884	—	—	—	—	—	(18,971)	87,913
Intangible assets, net	63,243	—	—	—	—	—	—	63,243
Deferred tax assets	6,507	—	—	—	—	—	10,725	17,232
Other long-term assets	1,115	75	—	—	—	—	249	1,439

Total assets	$360,865	$17	$4,166	$150	$10,914	$(7,987)	$(12,461)	$355,664

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,498	$(5,911)	$—	$(61)	$1,949	$—	$(111)	$9,364
Accrued compensation and benefits	19,916	(91)	—	—	—	—	(993)	18,832
Billings in excess of costs and estimated earnings	9,054	—	—	5,043	(2,077)	(4,357)	—	7,663
Accrued warranties	2,290	—	—	—	—	1,185	—	3,475
Other current liabilities	7,179	5,879	—	—	2,923	—	(297)	15,684

Total current liabilities	51,937	(123)	—	4,982	2,795	(3,172)	(1,401)	55,018
Long-term debt	25,000	—	—	—	—	—	—	25,000
Deferred tax liabilities	—	—	—	—	—	—	—	—
Other long-term liabilities	5,904	140	—	—	—	—	(136)	5,908

Total liabilities	82,841	17	—	4,982	2,795	(3,172)	(1,537)	85,926
Commitments and contingencies (Note 15)
Stockholders' equity:
Common stock, $0.01 par value, 170,000,000 shares authorized and 18,381,931 shares issued, and 17,121,812 shares outstanding	184	—	—	—	—	—	—	184
Paid-in capital	69,201	—	—	—	—	—	—	69,201
Accumulated other comprehensive income	3,385	—	391	—	93	(180)	(563)	3,126
Retained earnings	205,266	—	3,775	(4,832)	8,026	(4,635)	(10,361)	197,239
Treasury stock, at par (1,260,119 common shares)	(12)	—	—	—	—	—	—	(12)

Total stockholders' equity	278,024	—	4,166	(4,832)	8,119	(4,815)	(10,924)	269,738

Total liabilities and stockholders' equity	$360,865	$17	$4,166	$150	$10,914	$(7,987)	$(12,461)	$355,664

(1)
Other adjustments to the as reported consolidated balance sheet as of March 31, 2014 primarily consist of the allocation of Deltak goodwill as detailed in Note 2, the tax consequences of the restatement entries, $1.0 million to correct unrecorded severance and bonuses and other adjustments including foreign currency translation and inventory reserves.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

	June 30, 2014
			Restatement Adjustments
			Revenue Recognition
($ in thousands)	As reported	Reclassifications	Percent Complete	Completed Contract	Job Costing	Warranty	Other	As restated
ASSETS
Current assets:
Cash and cash equivalents	$15,559	$—	$—	$—	$—	$—	$(1)	$15,558
Restricted cash	71	—	—	—	—	—	—	71
Accounts receivable, net	73,761	—	—	175	—	—	(250)	73,686
Inventories:
Raw material	8,456	(512)	—	—	—	—	—	7,944
Finished goods	—	1,168	—	—	—	—	—	1,168
Inventory reserve	—	(656)	—	—	—	—	(685)	(1,341)
Costs and estimated earnings in excess of billings	61,495	—	7,746	—	8,955	(9,090)	—	69,106
Deferred tax assets	3,301	—	—	—	—	—	(3,301)	—
Other current assets	8,475	181	—	(180)	—	—	(52)	8,424

Total current assets	171,118	181	7,746	(5)	8,955	(9,090)	(4,289)	174,616
Property, plant and equipment, net	19,896	—	—	—	—	—	(289)	19,607
Goodwill	106,884	—	—	—	—	—	(18,971)	87,913
Intangible assets, net	61,833	—	—	—	—	—	—	61,833
Deferred tax assets	7,471	—	—	—	—	—	12,263	19,734
Other long-term assets	980	75	—	—	—	—	250	1,305

Total assets	$368,182	$256	$7,746	$(5)	$8,955	$(9,090)	$(11,036)	$365,008

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,233	$(11,978)	$—	$(60)	$9,542	$—	$(9)	$14,728
Accrued compensation and benefits	16,198	(109)	—	—	—	—	(988)	15,101
Billings in excess of costs and estimated earnings	11,323	—	—	2,082	(3,605)	(4,017)	—	5,783
Accrued warranties	1,683	—	—	—	—	3,020	—	4,703
Other current liabilities	6,852	11,959	—	—	2,049	—	(273)	20,587

Total current liabilities	53,289	(128)	—	2,022	7,986	(997)	(1,270)	60,902
Long-term debt	31,000	—	—	—	—	—	—	31,000
Deferred tax liabilities	—	—	—	—	—	—	—	—
Other long-term liabilities	5,950	384	—	—	—	—	(144)	6,190

Total liabilities	90,239	256	—	2,022	7,986	(997)	(1,414)	98,092
Commitments and contingencies (Note 15)
Stockholders' equity:
Common stock, $0.01 par value, 170,000,000 shares authorized and 18,386,443 shares issued, and 17,071,780 shares outstanding	184	—	—	—	—	—	—	184
Paid-in capital	70,228	—	—	—	—	—	—	70,228
Accumulated other comprehensive income	3,039	—	319	—	72	(152)	(465)	2,813
Retained earnings	204,504	—	7,427	(2,027)	897	(7,941)	(9,157)	193,703
Treasury stock, at par (1,263,708 common shares)	(12)	—	—	—	—	—	—	(12)

Total stockholders' equity	277,943	—	7,746	(2,027)	969	(8,093)	(9,622)	266,916

Total liabilities and stockholders' equity	$368,182	$256	$7,746	$(5)	$8,955	$(9,090)	$(11,036)	$365,008

        Other adjustments as reported consolidated balance sheet as of June 30, 2014 primarily consist of the allocation of Deltak goodwill as detailed in Note 2, the tax consequences of the restatement entries, $1.0 million to correct unrecorded severance and bonuses and other adjustments including foreign currency translation and inventory reserves.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

	September 30, 2014
			Restatement Adjustments
			Revenue Recognition
($ in thousands)	As reported	Reclassifications	Percent Complete	Completed Contract	Job Costing	Warranty	Other	As restated
ASSETS
Current assets:
Cash and cash equivalents	$10,733	$—	$—	$—	$—	$—	$(2)	$10,731
Restricted cash	1	—	—	—	—	—	—	1
Accounts receivable, net	113,729	—	—	417	(14)	—	(250)	113,882
Inventories:
Raw material	7,688	—	—	—	—	—	—	7,688
Finished goods	1,316	—	—	—	—	—	—	1,316
Inventory reserve	(430)	—	—	—	—	—	(849)	(1,279)
Costs and estimated earnings in excess of billings	62,948	—	8,255	—	(1,430)	(8,458)	—	61,315
Deferred tax assets	3,301	—	—	—	—	—	(3,301)	—
Other current assets	6,673	254	—	(123)	—	—	(52)	6,752

Total current assets	205,959	254	8,255	294	(1,444)	(8,458)	(4,454)	200,406
Property, plant and equipment, net	19,013	—	—	—	—	—	(429)	18,584
Goodwill	106,884	—	—	—	—	—	(18,971)	87,913
Intangible assets, net	60,433	—	—	—	—	—	—	60,433
Deferred tax assets	5,722	—	—	—	—	—	14,768	20,490
Other long-term assets	945	—	—	—	—	—	250	1,195

Total assets	$398,956	$254	$8,255	$294	$(1,444)	$(8,458)	$(8,836)	$389,021

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,417	$(11,033)	$—	$(111)	$6,260	$—	$92	$15,625
Accrued compensation and benefits	24,856	(91)	—	—	—	—	(958)	23,807
Billings in excess of costs and estimated earnings	15,441	—	—	2,909	(4,797)	(3,171)	—	10,382
Accrued warranties	1,413	—	—	—	—	3,784	—	5,197
Other current liabilities	6,466	11,002	—	50	1,426	—	161	19,105

Total current liabilities	68,593	(122)	—	2,848	2,889	613	(705)	74,116
Long-term debt	45,000	—	—	—	—	—	—	45,000
Deferred tax liabilities	—	—	—	—	—	—	—	—
Other long-term liabilities	6,151	376	—	—	—	—	(139)	6,388

Total liabilities	119,744	254	—	2,848	2,889	613	(844)	125,504
Commitments and contingencies (Note 15)
Stockholders' equity:
Common stock, $0.01 par value, 170,000,000 shares authorized and 18,387,686 shares issued, and 17,123,608 shares outstanding	184	—	—	—	—	—	—	184
Paid-in capital	71,294	—	—	—	—	—	—	71,294
Accumulated other comprehensive income	352	—	(231)	—	(138)	190	(198)	(25)
Retained earnings	207,395	—	8,486	(2,554)	(4,195)	(9,261)	(7,794)	192,077
Treasury stock, at par (1,264,078 common shares)	(13)	—	—	—	—	—	—	(13)

Total stockholders' equity	279,212	—	8,255	(2,554)	(4,333)	(9,071)	(7,992)	263,517

Total liabilities and stockholders' equity	$398,956	$254	$8,255	$294	$(1,444)	$(8,458)	$(8,836)	$389,021

(1)
Other adjustments to the as reported consolidated balance sheet as of September 30, 2014 primarily consist of the allocation of Deltak goodwill as detailed in Note 2, the tax consequences of the restatement entries, $1.0 million to correct unrecorded severance and bonuses and other adjustments including foreign currency translation and inventory reserves.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

        The following tables present the effects of the restatements on the Company's quarterly statements of operations for the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014, respectively:

	Three Months Ended March 31, 2014
			Restatement Adjustments
			Revenue Recognition
($ in thousands)	As reported	Reclassifications	Percent Complete	Completed Contract	Job Costing	Warranty	Other	As restated
Revenues
Mechanical Solutions	$38,931	$(15,370)	$14,326	$—	$—	$—	$(133)	$37,754
Electrical Solutions	—	15,370	—	6,921	—	—	—	22,291
Services	65,951	—	—	—	—	—	—	65,951

Total revenue	104,882	—	14,326	6,921	—	—	(133)	125,996
Cost of revenue
Mechanical Solutions	29,060	(12,367)	19,616	—	(8,493)	250	803	28,869
Electrical Solutions	—	12,369	—	—	6,281	728	—	19,378
Services	57,344	—	—	—	—	—	(931)	56,413

Total cost of revenue	86,404	2	19,616	—	(2,212)	978	(128)	104,660

Gross profit	18,478	(2)	(5,290)	6,921	2,212	(978)	(5)	21,336
Selling and marketing expenses	1,823	—	—	—	—	—	117	1,940
General and administrative expenses	13,754	226	—	—	—	—	129	14,109
Depreciation and amortization expense(1)	2,314	—	—	—	—	—	(230)	2,084

Total operating expenses	17,891	226	—	—	—	—	16	18,133
Operating income (loss)	587	(228)	(5,290)	6,921	2,212	(978)	(21)	3,203
Interest expense, net	413	—	—	—	—	—	48	461
Foreign currency gain	—	(70)	—	—	—	—	(41)	(111)
Other (income) expense, net	270	(158)	—	—	—	—	(54)	58

Total other expense	683	(228)	—	—	—	—	(47)	408
(Loss) income from continuing operations before income tax	(96)	—	(5,290)	6,921	2,212	(978)	26	2,795
Income tax expense (benefit)	(24)	—	—	—	—	—	1,041	1,017

(Loss) income from continuing operations	(72)	—	(5,290)	6,921	2,212	(978)	(1,015)	1,778
Discontinued operations:
Loss from discontinued operations, net of tax	(7)	—	—	—	—	—	—	(7)

Loss from discontinued operations	(7)	—	—	—	—	—	—	(7)

Net (loss) income	$(79)	$—	$(5,290)	$6,921	$2,212	$(978)	$(1,015)	$1,771

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

	Three Months Ended June 30, 2014
			Restatement Adjustments
			Revenue Recognition
($ in thousands)	As reported	Reclassifications	Percent Complete	Completed Contract	Job Costing	Warranty	Other	As restated
Revenues
Mechanical Solutions	$59,171	$(20,144)	$5,962	$—	$—	$—	$(219)	$44,770
Electrical Solutions	—	20,144	—	2,805	—	—	—	22,949
Services	55,568	—	—	—	—	—	—	55,568

Total revenue	114,739	—	5,962	2,805	—	—	(219)	123,287
Cost of revenue
Mechanical Solutions	47,588	(16,393)	2,310	—	2,936	3,306	(889)	38,858
Electrical Solutions	—	16,386	—	—	4,193	—	—	20,579
Services	46,889	—	—	—	—	—	932	47,821

Total cost of revenue	94,477	(7)	2,310	—	7,129	3,306	43	107,258

Gross profit	20,262	7	3,652	2,805	(7,129)	(3,306)	(262)	16,029
Selling and marketing expenses	2,474	—	—	—	—	—	5	2,479
General and administrative expenses	14,179	7	—	—	—	—	(149)	14,037
Depreciation and amortization expense(1)	2,141	—	—	—	—	—	1	2,142

Total operating expenses	18,794	7	—	—	—	—	(143)	18,658
Operating income (loss)	1,468	—	3,652	2,805	(7,129)	(3,306)	(119)	(2,629)
Interest expense, net	340	—	—	—	—	—	14	354
Foreign currency (gain) loss	—	(85)	—	—	—	—	52	(33)
Other (income) expense, net	(94)	85	—	—	—	—	147	138

Total other expense	246	—	—	—	—	—	213	459
Income (loss) from continuing operations before income tax	1,222	—	3,652	2,805	(7,129)	(3,306)	(332)	(3,088)
Income tax expense	358	—	—	—	—	—	(1,536)	(1,178)

Income (loss) from continuing operations	864	—	3,652	2,805	(7,129)	(3,306)	1,204	(1,910)
Discontinued operations:
Loss from discontinued operations, net of tax	(90)	—	—	—	—	—	—	(90)

Loss from discontinued operations	(90)	—	—	—	—	—	—	(90)

Net income (loss)	$774	$—	$3,652	$2,805	$(7,129)	$(3,306)	$1,204	$(2,000)

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

	Three Months Ended September 30, 2014
			Restatement Adjustments
			Revenue Recognition
($ in thousands)	As reported	Reclassifications	Percent Complete	Completed Contract	Job Costing	Warranty	Other	As restated
Revenues
Mechanical Solutions	$58,010	$(16,735)	$(4,563)	$—	$—	$—	$(260)	$36,452
Electrical Solutions	—	16,735	—	(527)	13	—	—	16,221
Services	87,118	—	—	—	—	—	—	87,118

Total revenue	145,128	—	(4,563)	(527)	13	—	(260)	139,791
Cost of revenue
Mechanical Solutions	46,175	(13,730)	(5,622)	—	2,829	1,385	(58)	30,979
Electrical Solutions	—	13,725	—	—	2,276	(65)	—	15,936
Services	74,272	—	—	—	—	—	—	74,272

Total cost of revenue	120,447	(5)	(5,622)	—	5,105	1,320	(58)	121,187

Gross profit	24,681	5	1,059	(527)	(5,092)	(1,320)	(202)	18,604
Selling and marketing expenses	3,008	—	—	—	—	—	—	3,008
General and administrative expenses	13,521	5	—	—	—	—	464	13,990
Depreciation and amortization expense(1)	1,993	—	—	—	—	—	(1)	1,992

Total operating expenses	18,522	5	—	—	—	—	463	18,990
Operating income (loss)	6,159	—	1,059	(527)	(5,092)	(1,320)	(665)	(386)
Interest expense, net	421	—	—	—	—	—	48	469
Foreign currency (gain) loss	—	(1,200)	—	—	—	—	500	(700)
Other (income) expense, net	(1,200)	1,200	—	—	—	—	(128)	(128)

Total other expense	(779)	—	—	—	—	—	420	(359)
Income (loss) from continuing operations before income tax	6,938	—	1,059	(527)	(5,092)	(1,320)	(1,085)	(27)
Income tax expense (benefit)	2,510	—	—	—	—	—	(2,447)	63

Income (loss) from continuing operations	4,428	—	1,059	(527)	(5,092)	(1,320)	1,362	(90)
Discontinued operations:
Income from discontinued operations, net of tax	96	—	—	—	—	—	—	96

Income from discontinued operations	96	—	—	—	—	—	—	96

Net income (loss)	$4,524	$—	$1,059	$(527)	$(5,092)	$(1,320)	$1,362	$6

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

        Details of other restatement adjustments included in the consolidated statement of operations for the three month periods ended March 31, 2014, June 30, 2014 and September 30, 2014 are as follows:

	Three Months Ended March 31, 2014
($ in thousands)	Accrual	Income Tax	Consolidation	Other	Total Other
Revenues
Mechanical Solutions	$—	$—	$(133)	$—	$(133)
Electrical Solutions	—	—	—	—	—
Services	—	—	—	—	—

Total revenue	—	—	(133)	—	(133)
Cost of revenue
Mechanical Solutions	110	—	798	(105)	803
Electrical Solutions	—	—	—	—	—
Services	—	—	(931)	—	(931)

Total cost of revenue	110	—	(133)	(105)	(128)

Gross profit	(110)	—	—	105	(5)
Selling and marketing expenses	92	—	—	25	117
General and administrative expenses	18	—	—	111	129
Depreciation and amortization expense(1)	—	—	—	(230)	(230)

Total operating expenses	110	—	—	(94)	16
Operating (loss) income	(220)	—	—	199	(21)
Interest expense, net	48	—	—	—	48
Foreign currency gain	—	—	(41)	—	(41)
Other (income) expense, net	—	—	(43)	(11)	(54)

Total other expense	48	—	(84)	(11)	(47)
(Loss) income from continuing operations before income tax	(268)	—	84	210	26
Income tax expense	—	1,041	—	—	1,041

(Loss) income from continuing operations	(268)	(1,041)	84	210	(1,015)
Discontinued operations:
Income from discontinued operations, net of tax	—	—	—	—	—

Income from discontinued operations	—	—	—	—	—

Net (loss) income	$(268)	$(1,041)	$84	$210	$(1,015)

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

	Three Months Ended June 30, 2014
($ in thousands)	Accrual	Income Tax	Consolidation	Other	Total Other
Revenues
Mechanical Solutions	$—	$—	$(219)	$—	$(219)
Electrical Solutions	—	—	—	—	—
Services	—	—	—	—	—

Total revenue	—	—	(219)	—	(219)
Cost of revenue
Mechanical Solutions	11	—	(1,151)	251	(889)
Electrical Solutions	—	—	—	—	—
Services	—	—	932	—	932

Total cost of revenue	11	—	(219)	251	43

Gross profit	(11)	—	—	(251)	(262)
Selling and marketing expenses	—	—	—	5	5
General and administrative expenses	(130)	—	—	(19)	(149)
Depreciation and amortization expense(1)	—	—	—	1	1

Total operating expenses	(130)	—	—	(13)	(143)
Operating income (loss)	119	—	—	(238)	(119)
Interest expense, net	14	—	—	—	14
Foreign currency loss	—	—	52	—	52
Other (income) expense, net	—	—	137	10	147

Total other expense	14	—	189	10	213
Income (loss) from continuing operations before income tax	105	—	(189)	(248)	(332)
Income tax (benefit) expense	—	(1,537)	—	1	(1,536)

Income (loss) from continuing operations	105	1,537	(189)	(249)	1,204
Discontinued operations:
Income from discontinued operations, net of tax	—	—	—	—	—

Income from discontinued operations	—	—	—	—	—

Net income (loss)	$105	$1,537	$(189)	$(249)	$1,204

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

	Three Months Ended September 30, 2014
($ in thousands)	Accrual	Income Tax	Consolidation	Other	Total Other
Revenues
Mechanical Solutions	$—	$—	$(260)	$—	$(260)
Electrical Solutions	—	—	—	—	—
Services	—	—	—	—	—

Total revenue	—	—	(260)	—	(260)
Cost of revenue
Mechanical Solutions	12	—	(260)	190	(58)
Electrical Solutions	—	—	—	—	—
Services	—	—	—	—	—

Total cost of revenue	12	—	(260)	190	(58)

Gross profit	(12)	—	—	(190)	(202)
Selling and marketing expenses	—	—	—	—	—
General and administrative expenses	348	—	—	116	464
Depreciation and amortization expense(1)	—	—	—	(1)	(1)

Total operating expenses	348	—	—	115	463
Operating (loss) income	(360)	—	—	(305)	(665)
Interest expense, net	48	—	—	—	48
Foreign currency loss	—	—	500	—	500
Other income	—	—	(128)	—	(128)

Total other expense	48	—	372	—	420
Loss from continuing operations before income tax	(408)	—	(372)	(305)	(1,085)
Income tax expense	—	(2,447)	—	—	(2,447)

(Loss) income from continuing operations	(408)	2,447	(372)	(305)	1,362
Discontinued operations:
Income from discontinued operations, net of tax	—	—	—	—	—

Income from discontinued operations	—	—	—	—	—

Net (loss) income	$(408)	$2,447	$(372)	$(305)	$1,362

        The following tables present the effects of the restatements on the Company's consolidated statements of cash flows for the periods ended March 31, 2014, June 30, 2014 and September 30, 2014, respectively:

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

	Quarter Ended March 31, 2014
			Restatement Adjustments
			Revenue Recognition
($ in thousands)	As reported	Reclassifications	Percent Complete	Completed Contract	Job Costing	Warranty	Other	As restated
Operating activities:
Net (loss) income	$(79)	$—	$(5,290)	$6,921	$2,212	$(978)	$(1,015)	$1,771
Adjustments to reconcile net (loss) income to net cash provided by operating activities:		—	—	—	—	—
Deferred income tax provision (benefit)	(7)	—	—	—	—	—	760	753
Depreciation and amortization on plant, property and equipment and intangible assets	2,632	—	—	—	—	—	(209)	2,423
Amortization on deferred financing costs	56	—	—	—	—	—	—	56
Loss on disposals of equipment	—	—	—	—	—	—	(52)	(52)
Bad debt expense	—	106	—	—	—	—	—	106
Stock-based compensation	651	—	—	—	—	—	—	651
Changes in operating assets and liabilities, net of businesses acquired and sold:
(Increase) decrease in accounts receivable	23,609	(106)	—	(149)	—	—	(74)	23,280
(Increase) decrease in inventories	(1,843)	—	—	—	—	—	(310)	(2,153)
(Increase) decrease in costs and estimated earnings in excess of billings	(16,705)	—	5,290	—	(5,902)	420	(57)	(16,954)
(Increase) decrease in other current assets	322	(1)	—	167	—	—	(73)	415
(Increase) decrease in other assets	79	1	—	—	—	—	(148)	(68)
(Decrease) increase in accounts payable	(6,165)	(6,948)	—	—	(720)	404	1,632	(11,797)
Increase (decrease) in accrued and other liabilities	3,730	6,948	—	—	959	—	(181)	11,456
Decrease in accrued warranties	(971)	—	—	—	—	249	407	(315)
Increase (decrease) in billings in excess of costs and estimated earnings	(3,703)	—	—	(6,939)	3,451	(95)	16	(7,270)

Net cash provided by operating activities	1,606	—	—	—	—	—	696	2,302
Investing activities:
Acquisitions, net of cash acquired	—	—	—	—	—	—	(725)	(725)
Net transfers of restricted cash	49	—	—	—	—	—	—	49
Proceeds from sale of equipment	—	—	—	—	—	—	—	—
Purchase of property, plant and equipment	(796)	—	—	—	—	—	43	(753)

Net cash used in investing activities	(747)	—	—	—	—	—	(682)	(1,429)
Financing activities:
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(498)	—	—	—	—	—	8	(490)
Debt issuance costs	8	—	—	—	—	—	—	8
Dividends paid	(1,530)	—	—	—	—	—	(21)	(1,551)
Proceeds from long-term debt	12,000	—	—	—	—	—	—	12,000
Payments of long-term debt	(10,000)	—	—	—	—	—	—	(10,000)

Net cash used in financing activities	(20)	—	—	—	—	—	(13)	(33)
Effect of exchange rate changes on cash	(88)	—	—	—	—	—	1	(87)

Net change in cash and cash equivalents	751	—	—	—	—	—	2	753
Cash and cash equivalents, beginning of year	13,942	—	—	—	—	—	(3)	13,939

Cash and cash equivalents, end of period	$14,693	$—	$—	$—	$—	$—	$(1)	$14,692

(1)
Other adjustments required to correct the as previously reported statement of cash flows for the three months ended March 31, 2014, include the tax effects related to the correction of the restatement errors, correction of errors of the previously reported cash flow statement including reclassification of an $1.1 million error from deferred tax expense to change in accounts payable and $0.7 million error related to purchase accounting increasing cash used in investing activities and increasing cash flow from operations from changes in accounts payable,

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

  translation of foreign currency effects of entities in functional currency other than the U.S. and failure to properly account for cash activity in the changes in property, plant and equipment.

	For the Six Months Ended June 30, 2014
			Restatement Adjustments
			Revenue Recognition
($ in thousands)	As reported	Reclassifications	Percent Complete	Completed Contract	Job Costing	Warranty	Other	As restated
Operating activities:
Net income (loss)	$695	$—	$(1,638)	$9,726	$(4,917)	$(4,284)	$189	$(229)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:		—	—	—	—	—
Deferred income tax provision (benefit)	(970)	—	—	—	—	—	(778)	(1,748)
Depreciation and amortization on plant, property and equipment and intangible assets	5,044	—	—	—	—	—	(219)	4,825
Amortization on deferred financing costs	113	—	—	—	—	—	—	113
Loss on disposals of equipment	—	—	—	—	—	—	(77)	(77)
Bad debt expense	—	8	—	—	—	—	—	8
Stock-based compensation	1,744	—	—	—	—	—	—	1,744
Changes in operating assets and liabilities, net of businesses acquired and sold:
(Increase) decrease in accounts receivable	19,722	(8)	—	(40)	—	—	(200)	19,474
(Increase) decrease in inventories	(1,980)	—	—	—	—	—	(68)	(2,048)
(Increase) decrease in costs and estimated earnings in excess of billings	(19,691)	—	1,638	—	(3,971)	1,586	(108)	(20,546)
(Increase) decrease in other current assets	(261)	(240)	—	214	—	—	(228)	(515)
(Increase) decrease in other assets	157	1	—	—	—	—	(205)	(47)
(Decrease) increase in accounts payable	(2,431)	(13,015)	—	—	6,872	404	1,761	(6,409)
Increase (decrease) in accrued and other liabilities	(247)	13,254	—	—	103	—	(198)	12,912
Decrease in accrued warranties	(1,578)	—	—	—	—	2,084	408	914
Increase (decrease) in billings in excess of costs and estimated earnings	(1,434)	—	—	(9,900)	1,913	210	56	(9,155)

Net cash (used in) provided by operating activities	(1,117)	—	—	—	—	—	333	(784)
Investing activities:
Acquisitions, net of cash acquired	—	—	—	—	—	—	(725)	(725)
Net transfers of restricted cash	49	—	—	—	—	—	—	49
Proceeds from sale of equipment	—	—	—	—	—	—	—	—
Purchase of property, plant and equipment	(1,236)	—	—	—	—	—	97	(1,139)

Net cash used in investing activities	(1,187)	—	—	—	—	—	(628)	(1,815)
Financing activities:
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(566)	—	—	—	—	—	4	(562)
Debt issuance costs	9	—	—	—	—	—	(1)	8
Dividends paid	(3,088)	—	—	—	—	—	(1)	(3,089)
Proceeds from long-term debt	30,000	—	—	—	—	—	—	30,000
Payments of long-term debt	(22,000)	—	—	—	—	—	—	(22,000)

Net cash provided by financing activities	4,355	—	—	—	—	—	2	4,357
Effect of exchange rate changes on cash	(434)	—	—	—	—	—	295	(139)

Net change in cash and cash equivalents	1,617	—	—	—	—	—	2	1,619
Cash and cash equivalents, beginning of year	13,942	—	—	—	—	—	(3)	13,939

Cash and cash equivalents, end of period	$15,559	$—	$—	$—	$—	$—	$(1)	$15,558

(1)
Other adjustments required to correct the as previously reported statement of cash flows for the six months ended June 30, 2014, include the tax effects related to the correction of the restatement errors, correction of errors of the previously reported cash flow statement including reclassification of an $1.1 million error from deferred tax expense to change in accounts payable and a $0.7 million error related to purchase accounting increasing cash used in investing activities and increasing cash flow from operations from changes in accounts payable, translation of foreign currency effects of entities in functional currency other than the U.S. dollar including a $0.3 million change in the effect of exchange rates on cash and failure to properly account for cash activity in the changes in property, plant and equipment.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

	For the Nine Months Ended September 30, 2014
			Restatement Adjustments
			Revenue Recognition
($ in thousands)	As reported	Reclassifications	Percent Complete	Completed Contract	Job Costing	Warranty	Other	As restated
Operating activities:
Net income (loss)	$5,219	$—	$(579)	$9,199	$(10,009)	$(5,604)	$1,551	$(223)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax provision (benefit)	778	—	—	—	—	—	(3,282)	(2,504)
Depreciation and amortization on plant, property and equipment and intangible assets	7,733	—	—	—	—	—	(230)	7,503
Amortization on deferred financing costs	171	—	—	—	—	—	—	171
Loss on disposals of equipment	161	—	—	—	—	—	140	301
Bad debt expense	—	72	—	—	—	—	—	72
Stock-based compensation	2,816	—	—	—	—	—	(62)	2,754
Changes in operating assets and liabilities, net of businesses acquired and sold:
(Increase) decrease in accounts receivable	(21,364)	(72)	—	(281)	14	—	(137)	(21,840)
(Increase) decrease in inventories	(2,207)	—	—	—	—	—	109	(2,098)
(Increase) decrease in costs and estimated earnings in excess of billings	(21,984)	—	579	—	6,162	1,566	49	(13,628)
(Increase) decrease in other current assets	1,290	(314)	—	156	—	—	(205)	927
(Increase) decrease in other assets	137	76	—	—	—	—	(447)	(234)
(Decrease) increase in accounts payable	1,043	(12,070)	—	(50)	3,591	404	1,784	(5,298)
Increase (decrease) in accrued and other liabilities	8,346	12,308	—	50	(422)	—	251	20,533
Decrease in accrued warranties	(1,829)	—	—	—	—	2,849	410	1,430
Increase (decrease) in billings in excess of costs and estimated earnings	3,064	—	—	(9,074)	664	785	40	(4,521)

Net cash used in by operating activities	(16,626)	—	—	—	—	—	(29)	(16,655)
Investing activities:
Acquisitions, net of cash acquired	—	—	—	—	—	—	(725)	(725)
Net transfers of restricted cash	120	—	—	—	—	—	—	120
Proceeds from sale of equipment	264	—	—	—	—	—	(264)	—
Purchase of property, plant and equipment	(2,162)	—	—	—	—	—	230	(1,932)

Net cash used in investing activities	(1,778)	—	—	—	—	—	(759)	(2,537)
Financing activities:
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(571)	—	—	—	—	—	(22)	(593)
Debt issuance costs	—	—	—	—	—	—	8	8
Dividends paid	(4,722)	—	—	—	—	—	1	(4,721)
Proceeds from long-term debt	66,000	—	—	—	—	—	—	66,000
Payments of long-term debt	(44,000)	—	—	—	—	—	—	(44,000)

Net cash provided by (used in) financing activities	16,707	—	—	—	—	—	(13)	16,694
Effect of exchange rate changes on cash	(1,512)	—	—	—	—	—	802	(710)

Net change in cash and cash equivalents	(3,209)	—	—	—	—	—	1	(3,208)
Cash and cash equivalents, beginning of year	13,942	—	—	—	—	—	(3)	13,939

Cash and cash equivalents, end of period	$10,733	$—	$—	$—	$—	$—	$(2)	$10,731

(1)
Other adjustments required to correct the as previously reported statement of cash flows for the nine months ended September 30, 2014, include the tax effects related to the correction of the restatement errors, correction of errors of the previously reported cash flow statement including reclassification of an $1.1 million error from deferred tax expense to change in accounts payable and a $0.7 million error related to purchase accounting increasing cash used in investing activities and increasing cash flow from operations from changes in accounts payable, translation of foreign currency effects of entities in functional currency other than the U.S. dollar including a $0.8 million change in the effect of exchange rates on cash and failure to properly account for cash activity in the changes in property, plant and equipment.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21—SUBSEQUENT EVENTS

        On July 29, 2016, we sold the stock of TOG Holdings, Inc., our wholly-owned subsidiary, for $6 million in cash, subject to customary post-closing working capital adjustments, an escrow withholding of $0.8 million and disposition expenses. We used the net proceeds of $4.8 million from the sale of TOG Holdings, Inc. to reduce indebtedness. In addition, as a result of the sale, we no longer have liability associated with TOG Holdings, Inc.'s leased property.

        In 2016 we began the process of selling the Braden Mexico manufacturing facility. The Braden Mexico facility is a manufacturing facility for fabrication of equipment for utility-scale natural gas turbines. In the fourth quarter of 2016, we ceased manufacturing operations at the Braden Mexico facility. The manufacturing that had historically been performed at Braden Mexico will be consolidated into our global network of outsource manufacturing partners.

        In August 2016, we granted 789,000 market-based restricted stock units. Subsequent to this grant, there were only 68,500 shares available under the 2015 Plan. We also granted service based restricted stock units with a notional value of approximately $1.4 million under the 2015 Plan. These grants will be converted to shares on the thirtieth day after filing our 2015 Annual Report on Form 10-K, based on an average closing price for the last five trading days during the period of 30 calendar days. The service based awards have the potential to settle in cash or other assets, if our shareholders do not approve additional shares under our equity plan. Therefore, these units are being accounted for using liability accounting. We also issued 81,000 market-based restricted stock units and service based restricted stock units with a notional value of approximately $0.2 million outside the 2015 Plan with the same terms as the ones granted under the 2015 Plan, except for the settlement in cash or other assets. In December 2016, we issued 44,200 market-based restricted stock units and service-based restricted stock units with a notional value of approximately $0.1 million outside the 2015 Plan with the same terms as the ones granted under the 2015 Plan, except for the settlement in cash or other assets. Additionally, in December 2016, we issued 2,500 RSU's that vest, in full, on March 30, 2018.

        On December 22, 2016, we sold three of our manufacturing facilities in Franklin, Indiana, Auburn, Massachusetts and Houston, Texas for approximately $14.8 million and immediately leased them back (the "sale-leaseback") for a term of ten years. The net proceeds of approximately $12.2 million were used to pay down our debt. We expect a net increase in our operating expenses in 2017. As a result of the leaseback of the facilities, we expect operating expenses to increase approximately $0.9 million per year, excluding the Franklin, Indiana facility, which, as discussed below, was later sold and the lease assumed by the purchaser.

        As discussed in Note 17—Major Customers and Concentration of Credit Risk, we lost a significant customer in 2015. As such, we expect a material decrease in revenues for the year ended December 31 2016.

        On January 13, 2017, we sold the stock of Hetsco, Inc., a wholly-owned subsidiary, for approximately $23.2 million in cash, inclusive of working capital adjustments. After transaction costs and an escrow withholding of $1.5 million, the net proceeds of $20.6 million were used to reduce debt.

        On March 3, 2017, we amended our revolving credit facility, which among other things, extended the maturity date to May 15, 2017. See Note 3—Liquidity and Note 12—Debt for further discussion.

Schedule II
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

		Additions
($ in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
2015
Allowance for doubtful accounts	$1,027	$4,285	$—	$(3,341)	$1,971
Accrued warranty reserves	6,487	8,972	—	(7,409)	8,050
Valuation allowance for deferred tax assets	47,748	21,898	—	—	69,646
Reserve for Inventory	1,186	266	—	346	1,798
2014
Allowance for doubtful accounts	$576	$603	$—	$(152)	$1,027
Accrued warranty reserves	3,794	4,427	—	(1,734)	6,487
Valuation allowance for deferred tax assets	2,848	44,900	—	—	47,748
Reserve for Inventory	1,118	214	—	(146)	1,186
2013
Allowance for doubtful accounts	$990	$123	$—	$(537)	$576
Accrued warranty reserves	4,734	2,867	—	(3,807)	3,794
Valuation allowance for deferred tax assets	6,488	381	601	(4,622)	2,848
Reserve for Inventory	763	856	—	(501)	1,118
        The "additions-charged to other accounts" column for valuation allowance for deferred tax assets represents increase in valuation allowance through the 2013 acquisition of Hetsco.

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

        The "deductions" column for reserve for inventory represents markdown of previously reserved amounts for obsolete inventories.