Form 10-K
period 2016-12-31
GLOBAL POWER EQUIPMENT GROUP INC.
filed 2017-09-12
CIK 1136294

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

As of July 1, 2016, the last business day of our most recently completed second fiscal quarter, 10,999,968 shares of the registrant’s publicly traded common stock held by non-affiliates were outstanding with an aggregate market value of approximately $23,759,931 (based upon the closing price on July 1, 2016 of $2.16  per share).

As of September 5, 2017, there were 17,778,885 shares of common stock of Global Power Equipment Group Inc. outstanding.

Statements we make in this Annual Report on Form 10-K where we express a belief, expectation or intention or otherwise are not limited to recounting historical facts are forward‑looking statements. These forward‑looking statements are subject to various risks, uncertainties and assumptions, including those noted under the headings “Cautionary Note Regarding Forward-Looking Statements” and “Part I—Item 1A—Risk Factors” in this Annual Report on Form 10-K.

Explanatory Note

This Annual Report on Form 10-K (this “Form 10-K”) is a comprehensive filing for the fiscal year ended December 31, 2016, filed by Global Power Equipment Group Inc. (“Global Power,” the “Company,” “we,” “us” or “our,” unless the context indicates otherwise).

We experienced a significant delay in completing our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Report”), which included the restatement of certain prior period financial results. For additional information regarding this restatement and related matters, investors should refer to the 2015 Report. Because of the delay in filing our 2015 Report, we did not timely file our Quarterly Reports on Form 10-Q for the first three quarters of our 2016 fiscal year or this Form 10-K for the fiscal year ended December 31, 2016.

In order to provide stockholders a composite presentation of information, this filing includes more information than would routinely be included in an Annual Report on Form 10-K. This Form 10-K includes:

•

Audited balance sheets as of December 31, 2016 and 2015 and audited consolidated statements of operations, consolidated statements of comprehensive (loss) income, consolidated statements of stockholders’ equity and consolidated statements of cash flows for each of our fiscal years ended December 31, 2016, 2015 and 2014.

•	Selected Financial Data for our 2016, 2015, 2014, 2013 and 2012 fiscal years.
•	Management’s Discussion and Analysis for our fiscal years ended December 31, 2016 and 2015, including comparisons with the corresponding year-to-date periods in 2015 and 2014.
•	Management’s Discussion and Analysis for our fiscal quarters ended March 31, 2016, June 30, 2016 and September 30, 2016, including comparisons with the corresponding quarterly periods in 2015.
•	Unaudited condensed financial information for our fiscal quarters ended March 31, 2016, June 30, 2016 and September 30, 2016.

We believe that presenting all of the information for the periods indicated above in this Form 10-K allows investors and others to review all pertinent data in a single presentation. We have not filed and do not intend to file Quarterly Reports on Form 10-Q for any of our 2016 fiscal quarters.

On December 22, 2016, we sold three of our manufacturing facilities in Franklin, Indiana, Auburn, Massachusetts and Houston, Texas for $14.8 million and immediately leased the facilities back (the “sale-leaseback”) for a term of ten years. The net proceeds of $12.2 million were used to pay down our debt. We expect a net increase in our rental expense in 2017 as a result of this transaction.

In July 2016, we sold the stock of our wholly owned subsidiaries TOG Holdings, Inc. and TOG Manufacturing Company, Inc. (collectively, “TOG”), for $6.0 million in cash to Doncasters Group, subject to traditional post-closing working capital adjustments, escrow withholdings and disposition expenses. Proceeds from the sale of TOG were used to reduce debt.

Subsequent Events

Subsequent to December 31, 2016, we undertook several initiatives designed to restructure our operations, lower our operating costs, enhance our liquidity and reduce indebtedness.

In June 2017, funds affiliated with Centre Lane Partners, LLC (“Centre Lane”) purchased the outstanding debt from our then-existing lenders under our revolving credit agreement. Centre Lane assumed the credit agreement prior to the completion of a new, multi-year credit agreement entered into by the Company and Centre Lane, which replaced our revolving credit facility. In August 2017, the Company and Centre Lane entered into the first amendment to the credit agreement, which provided the Company with further funds in the form of a first-out term loan, which matures in September 2018.

In January 2017, we sold the stock of our wholly owned subsidiaries, Hetsco Holdings, Inc. and Hetsco, Inc. (collectively, “Hetsco”) for $23.2 million in cash, inclusive of working capital adjustments. After transaction costs and an escrow withholding of $1.5 million, the net proceeds of $20.2 million were used to reduce debt. Reported as part of our Services segment, Hetsco provided brazed aluminum heat exchanger repair and maintenance and safety services to the industrial gas, liquefied natural gas and petrochemical industries. Following the sale of Hetsco, we no longer engage in these services and no longer maintain intellectual property related to the Hetsco trade name or brand. Unless otherwise specified, information contained in this report is as of December 31, 2016 and does not reflect the sale of Hetsco. For the year ended December 31, 2016, Hetsco contributed $22.4 million in revenue, $7.2 million in gross profit and an operating loss of $7.6 million, which included a loss on assets and liabilities held for sale of $8.3 million.

Cautionary Note Regarding Forward‑Looking Statements

This Form 10-K and its exhibits contain or incorporate by reference various forward-looking statements that express a belief, expectation or intention or are otherwise not statements of historical fact. Forward-looking statements generally use forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast” and other words that convey the uncertainty of future events or outcomes. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. Investors should not place undue reliance on any of these forward-looking statements. Except as required by law, we undertake no obligation to further update any such statements, or the risk factors described in “Part I—Item 1A. Risk Factors,” to reflect new information, the occurrence of future events or circumstances or otherwise.

The forward-looking statements in this filing do not constitute guarantees or promises of future performance. The following important factors could cause actual outcomes and results to differ materially from those expressed in our forward-looking statements:

•	our high level of indebtedness;
•	our ability to make interest and principal payments on our debt and satisfy the other covenants contained in the Centre Lane Facility (as defined below);
•	our ability to generate sufficient cash resources to continue funding operations;
•	our pending putative securities class action;
•	the United States (“U.S.”) Securities and Exchange Commission (the “SEC”) Division of Enforcement’s pending formal investigation into possible securities law violations by the Company;
•	our material weaknesses in internal control over financial reporting and our ability to maintain effective controls over financial reporting in the future;
•	changes in our senior management, financial reporting and accounting teams;
•	our ability to timely prepare and file our periodic reports;
•	our ability to comply with certain financial covenants of our debt obligations;
•	a failure to implement our business strategies;
•	a failure to realize operating and growth initiatives and opportunities;
•	our competitive position;
•	market outlook and trends in our industry;
•

the results of the bankruptcy filing of Westinghouse Electric Company LLC (“Westinghouse”) and the effects of such filing on the construction of Plant Vogtle Units 3 and 4 and V.C. Summer Units 2 and 3, including construction delays, abandonment, cost overruns and the advisability and feasibility of completing such units;

•	our contract backlog and related amounts to be recognized as revenue;
•	our expected financial condition;
•	our future cash flows;
•	our expected results of operations;

•	future capital and other expenditures;
•	availability of raw materials and inventories;
•	the impact of Hurricane Harvey or other natural disasters;
•	plans and objectives of management;
•	future exposure to currency devaluations or exchange rate fluctuations;
•	future income tax payments and utilization of net operating loss (“NOL”) and foreign tax credit carryforwards;
•	future compliance with orders of and agreements with regulatory agencies;
•	expected outcomes of legal or regulatory proceedings and their expected effects on our results of operations; and
•	any other statements regarding future growth, future cash needs, future operations, business plans and future financial results.

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

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. Investors should consider the areas of risk and uncertainty described above, as well as those discussed below under “Part I—Item 1A. Risk Factors.” Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and we caution investors not to rely upon them unduly.

Part I

Item 1.  Business.

Overview

Global Power and its wholly owned subsidiaries are comprehensive providers of custom-engineered solutions and maintenance and modification services for customers in the energy and industrial markets. As of December 31, 2016, customers were located inside and outside the U.S., in both developed and emerging economies.

We design, engineer and manufacture a comprehensive range of gas and steam turbine products, control houses and generator enclosures primarily used to enhance the efficiency and facilitate the operation of power plants and other industrial, energy and power related applications. We believe our customer relationships built over many years, the reliability and performance of our solutions, our ability to deliver complex, engineered solutions, our advanced engineering and execution capabilities, our worldwide manufacturing base and our leading installed base of equipment throughout the world have supported key parts of our business.

We provide on-site maintenance and modification services, outage management and craft labor, facility upgrade services, specialty coatings and roofing, asbestos and lead abatement, specialty aluminum welding, repair and maintenance of brazed aluminum heat exchangers and other industrial and safety services to nuclear, fossil fuel, industrial gas and liquefied natural gas (“LNG”), petrochemical and other industrial operations in the U.S. Subsequent to December 31, 2016, we sold our Hetsco business, which engaged in certain of these services. See “Explanatory Note” for additional information. We have the capability to combine our resources to offer solutions for aftermarket repair applications for the North American gas turbine power generation, petrochemical and cogeneration markets.

Including our predecessor entities, we have over 50 years of experience providing custom-engineered products that are critical for the operation of power plants and more than 32 years of experience providing complex outage shutdown services to operators of nuclear power plants and other industrial maintenance services.

As of December 31, 2016, we used the Braden, Consolidated Fabricators, Hetsco, IBI Power, Koontz-Wagner and Williams trade names and the logos for each of those businesses and for Global Power. These trade names and logos are the property of Global Power. Product names and company programs appearing throughout this Form 10-K are trademarks of Global Power. This Form 10-K also may refer to brand names, trademarks, service marks and trade names of other companies and organizations, and those brand names, trademarks, service marks and trade names are the property of their respective owners. Subsequent to December 31, 2016, we sold Hetsco which maintained some of the intellectual property assets described. See “Explanatory Note” for additional information.

Segments

In determining our reportable segments in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 280—Segment Reporting (“ASC 280”), we concluded that we have three reportable segments: Mechanical Solutions, Electrical Solutions and Services.

Mechanical Solutions

As of December 31, 2016, this reportable segment was comprised of Braden Manufacturing, LLC (“Braden”), Braden Europe, B.V. (“Braden Europe”) and Consolidated Fabricators (“CFI”). TOG was included in this segment until we sold all of the stock of TOG in July 2016. See “Explanatory Note” and “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity Outlook” for additional information. Our Mechanical Solutions segment designs, engineers, manufactures, installs, commissions and provides services for the worldwide power generation markets. Mechanical Solutions’ products and services include filter houses, inlet and exhaust systems, diverter dampers, selective catalytic reduction systems (commonly referred to as “SCR”), auxiliary control skids and enclosures, expansion joints, air filtration elements, retrofit and upgrade solutions for natural gas turbine power plants and other industrial, energy and power-related applications. We also provide replacement parts, filter elements and aftermarket retrofit equipment to both original equipment manufacturers (“OEMs”) and end users. Our solutions are custom-engineered to meet project and customer-specific requirements. Our principal customers are utility-scale gas turbine OEMs, engineering, procurement and contractor (“EPC”) firms and the owner/operators that buy OEM equipment, such as electric utilities and independent power producers.

Our technical and engineering capabilities enable us to design and manufacture a broad range of power plant and other industrial equipment to meet each customer’s specific performance requirements. We provide the following comprehensive range of solutions critical to the operation of power plants.

•

Inlet Systems.  Inlet systems are comprised of filter houses and air intake ducts that condition the air entering a turbine or engine (pulse-type or barrier filtration, temperature and moisture control, flow distribution and pressure drop optimization) and provide acoustical treatment for noise generated by the gas turbine air flow.

•

Exhaust Systems.  Exhaust systems, including diffusers, plenums, ducts and stacks, expansion joints and diverter dampers, direct the hot exhaust from the turbine to the atmosphere in the case of simple cycle operation or into a heat recovery steam generator (“HRSG”) when the power plant is operated as a combined cycle facility.

•	Selective Catalytic Reduction Systems. SCR systems are used in simple cycle gas turbine facilities and are focused on removing oxides of nitrogen and carbon and other volatiles from exhaust gas.
•

Custom-Engineered Equipment Skids.  Custom-engineered, pre-packaged equipment skids, either enclosed or open to the elements, with or without HVAC, can be used for a wide variety of industrial equipment applications, allowing faster and lower cost equipment installation at a customer’s industrial site.

The contracts under which we sell our products are typically fixed-price contracts, most of which are “lump sum bid” contracts. Under lump sum bid contracts, we bid against other suppliers based on customer or project specifications. Many of our project destinations are outside the U.S.

Historically, Mechanical Solutions fabricated equipment through a combination of in-house manufacturing at our own facilities in the U.S. and Mexico and outsourced manufacturing in other countries around the world. However, beginning in 2016, all of our Mechanical Solutions businesses, except CFI, began exclusively using outsourced manufacturing facilities. Our network of high quality manufacturing partners, located in more than 20 countries, allows us to manufacture equipment worldwide and maintain a competitive cost structure. Outsourcing our gas turbine auxiliary product manufacturing enables us to meet increasing demand without internal manufacturing capacity limitations, to reduce our capital expenditure requirements and to respond to the particular sourcing initiatives of our customers, whether those initiatives call for global sourcing or for localized supply content. Our employees work closely with our international manufacturing partners to supervise the fabrication of our products at their facilities to ensure high levels of quality and workmanship. While we generally have proven, long-term relationships with our subcontractors, we also routinely search for additional subcontractors to enhance our ability to manufacture equipment at the lowest cost while maintaining high quality standards and on time delivery.

We maintain agreements with key third party fabricators, many of which require OEM approval. We conduct regular quality audits of our fabricators and, in some cases, maintain staff on-site. Subcontractors can sometimes take several years to qualify to meet our requirements and international standards, including OEM audit and approval.

Electrical Solutions

As of December 31, 2016, this reportable segment was comprised of Koontz-Wagner, the former operations of IBI Power following its merger with and into Koontz-Wagner and the portion of the Energy Packaged Power Solutions business that we acquired in the first quarter of 2015 from Siemens Industry, Inc. (“Siemens” and the “Siemens’ eHouse manufacturing operations”). Electrical Solutions focuses on custom engineering and manufacturing of integrated control house systems, engine generator packages and enclosures, industrial tanks and custom-engineered equipment skids for the energy, oil and gas, digital data storage and electrical industries. Our principal customers are turbine and reciprocating engine OEMs, switchgear and drive OEMs, backup and distributed power providers, EPC firms, electric utilities and owner/operators of independent electric power facilities, oil and gas midstream and downstream operations, information technology companies and other industrial companies. Our solutions are custom-engineered to meet customer-specific requirements.

Our technical and engineering capabilities enable us to design and manufacture the following products:

•

Custom-Engineered Equipment Skids.  Custom-engineered, pre-packaged electrical equipment skids can be used for a wide variety of industrial equipment applications, allowing faster and lower cost equipment installation at a customer’s industrial site.

•

Packaged Control Houses (“PCH”).   PCH are custom-engineered and designed, fully integrated fabricated metal buildings that house electrical power and control equipment, namely switchgear, motor control centers, variable frequency drives and utilities for the power generation, oil and gas processing and refining (midstream and downstream), industrial, utility and renewables market segments.

•

Generator Enclosure Packages and Sub-Base Tanks.  Custom-engineered and designed generator enclosure packages are fabricated metal buildings that are often sound attenuated and designed to meet site certification, visual, environmental, functional, size and sound requirements. The enclosure packages are used to house both prime and standby diesel/natural gas generators that range from 30 Kilowatts to 4,000 Kilowatts in a wide range of environments, from desert to arctic, in a fully integrated package, including all necessary systems for an operating generator package. We also offer sub-base and stand-alone tanks meeting the safety standards of UL LLC, an American safety consulting and certification company, including UL LLC listings UL 142, UL 2085 and ULC-S601.

The contracts under which we sell our products are fixed-price contracts, most of which are “lump sum bid” contracts. Our project destinations are primarily in the U.S.

Electrical Solutions continues to leverage its geographically broad North American manufacturing footprint to provide control houses, custom-engineered equipment skids and generator packages throughout the western hemisphere.

Services

As of December 31, 2016, this reportable segment was comprised of Williams Industrial Services Group, LLC (collectively with Williams Plant Services, LLC, Williams Specialty Services, LLC and Williams Industrial Services, LLC, the “Williams business”) and Hetsco. The Hetsco business was sold in January 2017. See “Explanatory Note” for additional information. Our Services segment provides a comprehensive range of maintenance, modification and construction support services for nuclear power plants and a wide range of utility and industrial customers in the fossil fuel, industrial gas, natural gas and petrochemical industries, as well as other industrial operations. We provide these services primarily on a direct hire basis, where we manage and perform the work ourselves. We can also act in a general contracting capacity where we manage multiple subcontractors and, in other cases, we are retained as a subcontractor on a project. We primarily operate in the U.S. The Hetsco business generated a portion of its revenue in 2016 from offshore repairs of installed aluminum heat exchangers, primarily in the Middle East, Africa and Asia. The services provided by our Services segment are designed to improve or sustain operating efficiencies and extend the useful lives of process equipment. We provide these services both on a constant presence basis and for discrete projects.

Our Services segment offerings include the following:

•

Nuclear Power Plant Maintenance, Modification and Construction.  We perform a full range of critical services for the nuclear facility market, including capital projects and facility upgrades, as well as routine maintenance and modification work.

•

Fossil Fuel, Industrial Gas, Natural Gas and Petrochemical Operations Modification and Construction.  We provide routine maintenance, repair and capital project services designed to extend plant life cycles.

•

Industrial Painting and Coatings.  We perform cleaning, surface preparation, coatings application, quality control and inspection testing on major coating projects for nuclear and fossil fuel power plants, industrial facilities and petrochemical plants.

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

•	Roofing Systems. We replace, repair and upgrade industrial facility roofing systems, primarily at pulp and paper manufacturing facilities and nuclear power plant locations.
•	Specialty Welding Services. Prior to the sale of the Hetsco business, we provided the following specialty services to manufacturers and users of aluminum heat exchangers:
o

Brazed Aluminum Heat Exchanger Repair, Maintenance and Safety Services. We routinely performed on-site repairs and associated mechanical and safety support services to users of aluminum heat exchangers used in air separation and gas or liquid processing applications.

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

In 2016, our Services segment contracted for 72% of the services it provided on a cost-plus basis under contracts that provide for reimbursement of costs incurred plus an amount of profit. It contracted for 28% of the services it provided on a fixed-price basis.

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

For additional information about our segments, please refer to “Note 1—Business and Organization” and “Note 18—Segment Information” to our consolidated financial statements.

Market Overview

Gas Turbine Power Generation and Cogeneration Market.  All gas turbine power plants combine a gas turbine with a generator to produce electricity. In a simple cycle gas turbine plant, the hot exhaust coming out of the gas turbine is vented to the atmosphere through an exhaust stack. In a combined cycle plant, the hot exhaust coming out of the gas turbine is fed into a HRSG. The HRSG captures much of the heat from the gas turbine exhaust to generate steam, which in turn is used to power a steam turbine and generate more electricity before the exhaust is vented into the atmosphere. We manufacture products that are critical components of both simple cycle and combined cycle plants, including packaged control houses, cabinets and skids, or “balance of plant hardware,” filter houses, inlet and exhaust systems, SCRs and turbine and generator components. We also engineer and manufacture specialized diverter dampers that are used in some combined cycle plants between the gas turbine and the HRSG.

Utility-scale natural gas turbine power plants are built to meet growth in demand for electricity, replace aged power producing facilities or supplant less environmentally-friendly coal-fired power plants. According to Enerdata, a global energy intelligence organization, world electricity consumption stabilized in 2014 and 2015 after declining from the global recession. Demand began to rebound in 2016, but was still below historic growth trends.

We believe the driver for natural gas turbine facilities and related demand for our products and services are the advantages of natural gas turbine power generation plants versus other technologies, which include:

•	lower construction costs;
•	shorter construction periods;

•	improved operating efficiency;
•	lower emissions (NOx, CO2 and other pollutants);
•	flexibility to expand plant capacity;
•	smaller geographical footprint; and
•	rapid start-up and shutdown time.

Oil and Gas Market.  The American Petroleum Institute defines the oil and gas industry as having three segments: Exploration and Production (“upstream”), Transportation (“midstream”) and Refining/Constituent Chemical Processing (“downstream”). We design, manufacture, integrate and package free standing metal interlocking panel buildings that house control systems, switch gear and generators. Our products are deployed globally into the upstream, midstream and downstream oil and gas markets. We produce specialty engineered products, such as flow control and customized skids. Our focus on lean manufacturing processes enables us to perform rapid, serial production of systems and solutions for large projects. We also provide installation, facility upgrade, repair and maintenance services for midstream and downstream operations such as pipeline terminals, compressor or pumping stations and storage operations, refineries and petrochemical processing facilities and LNG operations.

While the drivers for the three segments of the oil and gas industry can vary, we believe demand for certain of our products and services is driven by strength in the oil and gas production industry, which is subject to volatility in energy prices and demand.

The North American oil and gas market has benefited in recent years from advanced extraction methods such as hydraulic fracturing, which has led to pipeline expansions as well as the development of petrochemical facilities and gas separation and liquefaction projects. However, the price of oil began to decline in mid-2014 and dropped to a 14-year low in January 2016. Oil prices began to rise from that point, and the West Texas Intermediate price has been fluctuating around $40 to $50 per barrel since April 2016. The U.S. Energy Information Administration (“EIA”) reported as of July 25, 2017, that U.S. crude oil production is forecasted to average 9.3 million barrels per day for the year, up approximately 15% from 2016, and is expected to increase another 6.5% in 2018. Additionally, key members of the Organization of Petroleum Exporting Countries announced that they will continue the production cuts from the first half of 2017 into 2018. We believe these factors will continue to positively impact the U.S. oil production industry.

Power Generation Market and the Industrial Services Industry.   The U.S. industrial services industry is a multi-billion dollar industry, broadly defined as routine modification, maintenance and technical services provided to industrial facilities ranging from manufacturing facilities to power generation plants. The industry continues to benefit from a shift towards outsourcing as plant operators seek to alleviate financial constraints, reduce labor costs, increase labor utilization and productivity and eliminate operational redundancies.

We expect that power industry demand for these services will be driven by the following factors in the future:

•

Aging Power Generation Infrastructure Increases Demand for Plant Maintenance and Decommissioning Services.  According to the EIA, more than half of the electrical generating capacity in the U.S. was placed in service before 1990. Coupled with the relatively limited number of large-scale power generation facilities being constructed in the U.S., the efforts to maintain older plants of all types and to take advantage of newer and more efficient technologies at existing sites provide opportunities for companies providing services to plant operators. The low price of natural gas is driving demand for new and replacement generation capacity toward combined cycle gas powered plants, which are more economical to run. With natural gas pricing expected to remain low, this is also driving the conversions of simple cycle plants to combined cycle technology.

Further, approximately 90 nuclear reactors that have been in operation in the U.S. for more than 30 years require extensive ongoing engineering and maintenance services to support operations and improve performance. Nuclear power plants in the U.S. are subject to a rigorous program of U.S. Nuclear Regulatory Commission (“NRC”) oversight, inspection, preventive and corrective maintenance, equipment replacement and equipment testing. Nuclear power plants are required by the NRC to go offline to refuel at intervals of no more than 24 months and to perform condition monitoring and preventive maintenance during every refueling outage. Initially, commercial nuclear power plants in the U.S. were licensed to operate for 40 years, reflecting the amortization period generally used by electric utility companies for large capital investments. As of December 31, 2016, the NRC had extended the licenses of approximately 85 reactors. In all, about 90 reactors are expected to operate for up to 60 years, with owners undertaking an increase in modification, maintenance and construction capital projects to upgrade these facilities. Decommissioning work on retired nuclear reactors also provides future opportunities for growth.

•

International Natural Gas Turbine Power Generation Growth.  Our Mechanical Solutions segment has had demand for its products from the Middle East, Mexico, South Korea and Southeast Asia. Large, or jumbo, natural gas turbine power generation units represent approximately two-thirds of the new capacity demand. Small natural gas turbine units have also been in demand for portable power and remote/island power needs. The overall number of projects in the Middle East is continuing to rise, including plant upgrades and conversion from simple cycle to combined cycle technology. Among the factors driving this increase for natural gas turbines is operational flexibility, short construction time and the improvement in combined cycle gas turbine technology that has been developed by the major OEMs, which exceeds 60% efficiency.

•

North America Infrastructure Growth.  Record levels of natural gas production has driven transmission and distribution infrastructure development to reduce transportation bottlenecks and bring more natural gas to key markets. The value of low cost shale gas is transitioning from upstream to downstream users, including petrochemical facilities and power generation assets. Infrastructure growth provides opportunities for our Services segment to assist in the construction and maintenance of these facilities, while our Electrical Solutions segment can provide its products to the engineering and procurement contractors designing and building the plants as well as to the owner/operators.

•

Nuclear Power Plant Services and New Nuclear Reactor Construction.  We are one of a limited number of companies qualified to perform comprehensive services in U.S. nuclear power plants under rules issued by the NRC. We are one of the few contractors with a qualified and audited Nuclear Quality Assurance (“NQA-1”) Program, which is required to perform contract services at the new build reactors. Under these rules, owners of nuclear facilities must qualify contractors by requiring the contractors to demonstrate that they will comply with NRC regulations on quality assurance, reporting of safety issues, security and control of personnel access and conduct. On the majority of our maintenance and project work, we directly hire the labor and provide the management and supervision to perform the work directly for the owner. In some cases, we act as a general contractor and subcontract portions of the work or, alternatively, subcontract our services to full scope EPC firms or general contractor firms. We maintain good relationships with the utilities, the EPC firms, the general contractor firms and relevant engineering firms. Revenue associated with construction-related projects and other comprehensive service provided at nuclear power plants totaled $125.6 million in 2016 and $255.6 million in 2015.

As of December 31, 2016, there were four new nuclear reactors at two U.S. sites in various stages of construction and commissioning: two at Plant Vogtle in Georgia and two at V.C. Summer in South Carolina. In 2015 and 2016, and continuing through August 2017, our Services segment has participated in several construction-related projects at Plant Vogtle Units 3 and 4 and V.C. Summer Units 2 and 3.

Revenue associated with construction projects at Plant Vogtle Units 3 and 4 totaled $20.0 million and $15.0 million in 2016 and 2015, respectively. On August 30, 2017, the owners of Plant Vogtle Units 3 and 4, along with the other co-owners, filed their recommendation with Georgia’s Public Service Commission to continue construction of Plant Vogtle’s nuclear expansion. Our Services segment has served as a subcontractor for nuclear expansion work at the Plant Vogtle Units 3 and 4 since 2011, and based on this announcement, we believe we can continue to expand the scope of that work. We expect the final decision to be made by the Georgia Public Service Commission after it reviews the recommendations made by the co-owners. In the event construction is discontinued, our Services segment will be adversely affected.

Revenue associated with construction-related projects at V.C. Summer Units 2 and 3 totaled $3.1 million and $1.7 million in 2016 and 2015, respectively. The owners of V.C. Summer Units 2 and 3 filed a petition with the Public Service Commission of South Carolina seeking approval of an abandonment plan of such units, which they later voluntarily withdrew. The ultimate status of V.C. Summer Units 2 and 3 is currently unclear. In the event the V.C. Summer units are abandoned, our Services segment will be adversely affected, although the volume of our services provided at this site was not material to our business as a whole.

We also had a significant role in the recent completion of construction activities at Watts Bar Unit 2 in 2016. Revenue associated with construction-related projects at Watts Bar Unit 2 totaled $26.6 million in 2016 and $92.8 million in 2015.

•

Industrial Gas and Natural Gas Markets.  Industrial gases are used in a variety of end markets and frequently require aluminum-brazed heat exchangers to address cryogenic production capabilities. The global industrial gas market is projected to grow, driven by emerging markets and energy demand. In addition, natural gas demand is expected to grow, particularly from petrochemical manufacturers, LNG processors and other companies in the refining and industrial gas industries that use natural gas as a feedstock. Subsequent to December 31, 2016, we sold our Hetsco business. Following that sale, our penetration into the industrial gas industry for the repair and maintenance of cryogenic gas production was eliminated.

•

Standby and Distributed Power Generation.  Unlike central station generation, standby and distributed power generation equipment can sit on either side of the utility meter and may be owned by a utility, a customer or a third party. Peak energy demand requirements and higher costs, as well as transmission and distribution infrastructure limits, are driving investment into this space. The growth in industries with high power demand and sensitivity to power supply instability, such as datacenters, medical centers, universities and remotely located industrial loads, are straining the traditional power infrastructure. The electric power needs for these markets have been served by small-scale utility-owned diesel or gas engine generators strategically located to support distributed system operations. The power supply is trending toward larger (greater than 1,000 Kilowatts) diesel engine generator systems and expanding into alternative energy assets. Our Electrical Services segment serves the large and growing datacenter industry with customized generator enclosures and fuel tanks. Our experience in this industry enables us to extend our offerings into adjacent markets through the relationships developed with engine OEMs.

Business Strategy

Beginning in 2015 and continuing in 2017, we initiated a strategy to sell assets, aggressively manage working capital and reduce costs in order to improve liquidity and reduce debt. Currently, we are evaluating strategic alternatives for our Mechanical Solutions segment as we believe this segment’s customers, employees and suppliers could benefit from increased capital and increased investments to allow the segment to compete more effectively and pursue greater growth. Our strategy is also to leverage the strength of our brands (Braden, Consolidated Fabricators, Koontz-Wagner and Williams), capitalize on our industry knowledge and customer relationships and safely provide reliable service and high quality products on time for our customers. As part of our annual planning process, each of our businesses develops growth, productivity improvement and cost reduction initiatives. Each unit has specific initiatives with associated targets for revenue and cash flow. To achieve these goals, our domestic Mechanical Solutions and Electrical Solutions businesses must improve their operational performance, drive operational excellence, improve customer and supplier relationships and expand their customer base. Our Services business must increase the number of customers it serves, increase the number of services it offers and leverage its capabilities across more industries.

We pursue revenue and margin enhancement opportunities, including streamlining and consolidating operations, utilizing estimating and engineering technologies, deploying rigorous project management techniques, initiating various process improvement projects and employing experienced industry-recognized sales professionals.

We are also focused on increasing our margins through the application of lean manufacturing processes and continuous improvement in our operations. We are committed to delivering quality products and services on time for our customers. In addition to pursuing better execution on the shop floor and at our project sites, we have streamlined our selling and administrative functions to better serve our customers. We have implemented lean manufacturing processes to be closer to our customers and adjust faster to changing market conditions.

While headcount continues to decline, positions that have been replaced have been upgraded to expand our range of expertise and depth of knowledge. Our objective is to foster a workplace that will attract top people, challenge them with meaningful projects, reward them for their performance and advance their careers.

Customers, Marketing and Seasonality

Mechanical Solutions.  Our Mechanical Solutions segment customers are utility-scale gas turbine OEMs, owner/operators, electric utilities and EPC firms. The end users of most of our products sold to OEMs and EPC firms are owners and operators of power plants, including electric utilities. We market our products and services globally through a sales network consisting of employees and independent representatives in various geographic areas, including the Americas, Europe, Asia and the Middle East. Our Mechanical Solutions segment is not materially impacted by seasonality, but rather is more impacted by the growth rates and cyclicality of the U.S. and international economies that we serve.

Electrical Solutions.  Our Electrical Solutions segment customers are turbine and reciprocating engine OEMs, switchgear and drive OEMs, backup and distributed power providers, owner/operators (including industrial customers in the oil and gas midstream and downstream markets), electric utilities and EPC firms. The end users of most of our products sold to OEMs and EPC firms are owners and operators of power plants, process plants, refineries, pipelines, data centers and other industrial and commercial facilities such as wastewater treatment plants and hospitals. We focus our sales and marketing efforts on OEMs and EPC firms engaged by end users of our products, including the developers and operators of power plants, industrial and commercial facilities and data centers. Our Electrical Solutions segment is not materially impacted by seasonality, but rather is more impacted by the growth rates and cyclicality of the U.S. and international economies that we serve.

Services.  Our Services segment customers include major private and government-owned utilities throughout the U.S., as well as leaders in the U.S. pulp and paper and industrial sectors. We market our services using dedicated sales and marketing personnel as well as our experienced on-site operations personnel. We use our safety and service track record with long-term renewable contracts to expand our services and supplement existing contracts with small-to medium-sized capital projects. Our sales initiatives directly seek to apply operational strengths to specific facilities within our targeted industries and customers throughout the U.S. Our Services segment is materially impacted by seasonality, resulting in fluctuations in revenue and gross profit during our fiscal year. Generally, the second and fourth quarters are the peak periods for our Services segment, as those are periods of low electricity demand during which our customers schedule planned outages.

We depend on a relatively small number of customers for a significant portion of our revenue, and the loss of any of those customers would have a material adverse effect on our business. For a listing of our major customers, see “Note 16—Major Customers and Concentration of Credit Risk” to our consolidated financial statements.

Engineering, Design and Maintenance Capabilities

Mechanical Solutions and Electrical Solutions.  We provide original design, retrofit and upgrade engineering, installation, technical services and after sales maintenance and repair of our products. Our products are custom-designed and engineered to meet the specifications of our customers, including local, state, federal and international code requirements and certifications. Our engineers and designers use engineering and drafting programs such as AutoCAD®, Inventor® 3D modeling software, Solidworks® and other analytics applications.

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

Materials and Suppliers

The majority of materials we purchase are for our Mechanical Solutions and Electrical Solutions segments. The principal materials for our products are carbon steel plate, sheet steel, stainless steel products and other structural shapes, wire, cable and insulation. We obtain these materials from a number of U.S. and international suppliers. The markets for most of the materials we use are served by a large number of suppliers, and we believe that we can obtain required materials from more than one supplier. During 2016 and continuing into 2017, our relationships with certain suppliers to our domestic Mechanical Solutions and Electrical Solutions segments have been negatively impacted as we have delayed payments beyond contractual due dates due to liquidity constraints.

Competition

Mechanical Solutions and Electrical Solutions.  We compete with a number of domestic and international companies. Some of our competitors are significantly larger than us and have significantly greater financial resources. Other competitors are small, typically privately held companies that are often less sensitive to project risk and onerous contract terms. The competitive landscape is defined not only by the specific product offering, but also by the geographic delivery footprint, total delivery cycle time (from order to title transfer), reputation, build quality, ability to design products to meet each customer’s unique specifications (including design elements and manufacturing methods impacting the total cost of ownership, designed ease of site installation and landed equipment footprint), and total project price. A project’s competitiveness can be influenced by any one or a number of these conditions.

Services.  Our competitors vary depending on plant geography and the scope of services to be rendered. Several national service providers, which are significantly larger and have significantly greater financial resources than we do, will often compete for larger maintenance and capital project opportunities that become available. These service providers include, among others, Day & Zimmermann and Chicago Bridge & Iron Company N.V. Additionally, smaller contractors that operate on a regional basis often compete for smaller opportunities associated with open shop labor sources. We believe that the key competitive factors in the services we offer are reputation, safety, price, service, quality, breadth of service capabilities and the ability to identify and retain qualified personnel. We believe our project management capabilities, including service diversity, long-term customer relationships, safety record and performance, differentiate us from our competitors. We also believe that the fact that we maintain a presence at several of our customers’ sites is a competitive advantage because it provides us with an intimate understanding of these facilities, which allows us to better identify our customers’ service needs. Specific to our customers that operate nuclear power plants, the barriers to entry include the requirement of NRC qualifications and safety standards.

Employees

As of December 31, 2016, we had 877 full- and part-time employees (excluding temporary staff and craft labor in our Services segment). The number of employees in our Services segment fluctuates greatly, depending on the timing and requirements for craft labor. Many of the craft labor employees for our Services segment are contracted through various union agreements. As of December 31, 2016, there were 732 craft labor employees for our Services segment, of which 443 were under collective bargaining agreements. At our Koontz-Wagner business, there are 44 employees who are covered under a collective bargaining agreement. We believe that our relationships with our employees, both full-time and temporary, are satisfactory. We are not aware of any circumstances related to our employees that are likely to result in a work stoppage at any of our facilities. In January 2017, we sold our Hetsco business, which resulted in a decrease in the number of our employees.

Insurance

We maintain insurance coverage for various aspects of our operations; however, we remain exposed to potential losses because we are subject to deductibles, coverage limits and self-insured retentions.

Typically, our contracts require us to indemnify our customers for third party injury, damage or loss arising from the performance of our services and provide for warranties for materials and workmanship. We may also be required to name the customer as an additional insured up to the limits of insurance available, or we may be required to purchase special insurance policies for specific customers or provide letters of credit in lieu of bonds to satisfy performance and financial guarantees on some projects.

We maintain performance and payment bonding lines to support our business. As of December 31, 2016, we maintained a revolving credit facility (as amended from time to time, the “Revolving Credit Facility”) that provided letters of credit. In June 2017, Centre Lane acquired the debt outstanding under the Revolving Credit Facility. We subsequently entered into the Centre Lane Facility and repaid the full balance outstanding under the Revolving Credit Facility. We require certain of our subcontractors to indemnify us and our customers and name us as an additional insured for activities arising out of such subcontractors’ work. We also require certain subcontractors to provide additional insurance policies, including surety bonds in favor of us, to secure such subcontractors’ work or as required by contract. It is possible that our insurance and the additional insurance coverage provided by our subcontractors will not fully protect us against a valid claim or loss under the contracts with our customers.

Intellectual Property

We use a variety of trademarks, proprietary technologies and other intellectual property in the ordinary course of business in our segments. We rely upon our pending and issued patents, registered and unregistered trademark rights, nondisclosure and confidentiality agreements with our employees, subcontractors, customers and others and various other security measures to protect our intellectual property. Several patents related to exhaust systems will expire in 2017, a patent related to a filter element clip will expire in 2027, patents for an acoustic module enclosure door and an exhaust plenum for gas turbine will expire in 2032, a patent for an exhaust plenum for gas turbines will expire in 2033, and a patent for a method and apparatus for corrugating filter media will expire in 2034. We have patent applications pending for other products. We do not believe that any single patent or proprietary technology is material to our business, and we do not believe that our competitive position would be materially affected by competitors also using similar technologies and systems.

Compliance with Government Regulations

We are subject to certain federal, state and local environmental, occupational health, nuclear regulatory, export and product safety laws applicable in the countries in which we operate. We also purchase materials and equipment from third parties and engage subcontractors who are also subject to these laws and regulations. Below is a summary of certain laws and regulations applicable to our business.

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

•

Health and Safety Regulations.   We are subject to the requirements of the U.S. Occupational Safety and Health Act and comparable state and international laws. Regulations promulgated by these agencies require employers and independent contractors who perform construction services, including electrical and repair and maintenance, to implement work practices, medical surveillance systems and personnel protection programs to protect employees from workplace hazards and exposure to hazardous chemicals and materials. In recognition of the potential for accidents within various scopes of work, these agencies have enacted very strict and comprehensive safety regulations.

•

NRC.  Owners of nuclear power plants are licensed to build, operate and maintain those plants by the NRC. Their license requires that they qualify their suppliers and contractors to ensure that the suppliers and contractors comply with NRC regulations. Our Services segment must demonstrate to its customers that we will comply with NRC regulations related to quality assurance, reporting of safety issues, security and control of personnel access and conduct.

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

Financial Information about Geographic Areas

For a discussion of our financial information related to geographic areas, see “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 18—Segment Information” to our consolidated financial statements.

Backlog

For a discussion of our backlog, see “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Backlog” and “Item 1A. Risk Factors—Risk Factors Related to Our Operations.”

History

Global Power was incorporated in 2001 under the laws of the State of Delaware and became the successor to GEEG Holdings, LLC, which was formed as a Delaware limited liability company in 1998. We and all of our U.S. subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the U.S. Bankruptcy Code on September 28, 2006 and successfully emerged from bankruptcy pursuant to an approved Plan of Reorganization on January 22, 2008. Upon emergence, we issued 5,266,885 shares of our new common stock to pre-petition equity holders in exchange for stock held before the bankruptcy. On that same date, pursuant to a rights offering, a private placement and related backstop and our Management Incentive Co-Investment Plan, we issued an additional 9,589,138 shares of our new common stock in exchange for $72.5 million in net proceeds. The applicable price of our common stock in the rights offering was $7.65 per share. As part of the plan, we also entered into a $150.0 million credit facility, which was terminated in 2012 in connection with our entry into the Revolving Credit Facility. In June 2011, we received a court order for final decree closing the Chapter 11 Filing.

Available Information

We file reports with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished to the SEC pursuant to the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, we are not currently timely in our SEC reporting obligations. The general public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room located at 100 F Street N.E., Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site, www.sec.gov, which contains the Company’s reports, proxy and information statements and other information we have filed electronically with the SEC.

Copies of our annual reports are available at our website at www.globalpower.com under the heading “Investor Relations.” The information disclosed on our website is not incorporated by this reference and is not a part of this Form 10-K. We make available on our website, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports as soon as reasonably practicable after we electronically file with or furnish the reports to the SEC. The following corporate governance related documents are also available free on our website:

•	Code of Business Conduct and Ethics;
•	Corporate Governance Guidelines;
•	Related Party Transactions Policy;
•	Charter of the Audit Committee;
•	Charter of the Compensation Committee;
•	Charter of the Nominating and Corporate Governance Committee; and
•	Procedures for Reporting Complaints Regarding Accounting or Auditing Matters of Global Power Equipment Group Inc.

.

Item 1A. Risk Factors

Our business, financial condition and results of operations may be impacted by one or more of the following factors, any of which could cause actual results to vary materially from historical and current results or anticipated future results.

Risk Factors Related to Our Liquidity and Capital Resources

If we do not timely pay amounts due and comply with the covenants under our credit facilities, our business, financial condition and ability to continue as a going concern would be materially and adversely impacted.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We incurred net losses in 2016, 2015 and 2014 and expect to incur further net losses in the operation of our businesses. Prior to May 2015, we were dependent on borrowings under our Revolving Credit Facility as a source of funding our operations. However, coincident with our announcement in May 2015 that we would have to restate our previously filed Form 10-K for the year ended December 31, 2014 and would not be able to file our first quarter 2015 Form 10-Q in a timely manner, we were no longer in compliance with various covenants under our Revolving Credit Facility. As a result, we were unable to make incremental borrowings against the Revolving Credit Facility after that time and operated under a series of waivers of default under our Revolving Credit Facility. In addition, beginning on July 22, 2016, the administrative agent under our Revolving Credit Facility exercised rights that enabled it to control rights over certain of our accounts by implementing a cash dominion process to use receipts of collateral to directly pay down debt, while allowing us to borrow subject to certain restrictions. As of December 31, 2016, we had $2.8 million in cash and cash equivalents and $45.3 million due on our Revolving Credit Facility, with $6.5 million available borrowing capacity.

In June 2017, Centre Lane acquired the debt outstanding under the Revolving Credit Facility. We subsequently completed a refinancing process and entered into a 4.5-year senior secured term loan (the “Initial Centre Lane Facility”) with an affiliate of Centre Lane. We entered into a first amendment to the senior secured term loan (the “Centre Lane Amendment” and, together with the Initial Centre Lane Facility, the “Centre Lane Facility”) in August 2017, which provided for a first-out term loan, which matures in September 2018. We used the proceeds from the Initial Centre Lane Facility to repay the full balance outstanding under the Revolving Credit Facility. The terms of the Centre Lane Facility are less favorable to us than the terms of the Revolving Credit Facility, and, among other things, require higher interest payments and subject us to restrictive covenants that significantly limit our operating flexibility and encumber our assets. Any default on the Centre Lane Facility could result in the outstanding principal balance under such facility becoming immediately due and payable. We do not currently have sufficient cash on hand to repay the balance, and a failure to do so would constitute a default.

Upon a default under the Centre Lane Facility, our senior secured lenders would have the right to accelerate the then-outstanding amounts under such facility and to exercise their rights and remedies to collect such amounts, which would include foreclosing on collateral constituting substantially all of our assets and those of our subsidiaries. Accordingly, a default could have a material adverse effect on our business. If our lenders under the Centre Lane Facility exercise their rights and remedies to the extent permitted by such facility and applicable law, we would likely be forced to seek bankruptcy protection and our investors could lose the full value of their investment in our common stock.

Our inability to generate sufficient cash flow to satisfy our debt obligations, to meet the covenants of the Centre Lane Facility and/or to obtain alternative financing in such circumstances could materially and adversely affect our business, financial condition, results of operations and cash flows. For additional information, see “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Note 11—Debt” to our consolidated financial statements.

We may not generate sufficient cash resources to continue funding our operations.

In order to have sufficient cash to fund our operations and continue as a going concern, we will likely need to successfully implement one or more of the following initiatives: raise additional equity or debt capital; or sell assets outside the ordinary course of business. If we are unsuccessful in these liquidity generating initiatives and do not have sufficient cash resources to operate our business, we may be forced to significantly curtail or cease our operations or seek bankruptcy protection. For additional information, see “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Note 11—Debt” to our consolidated financial statements.

Our independent registered public accounting firm may include an explanatory paragraph in its audit opinion that accompanies our financial statements for the year ended December 31, 2017 indicating that our debt maturity and liquidity position raises substantial doubt about our ability to continue as a going concern.

In June 2017, Centre Lane acquired the debt outstanding under the Revolving Credit Facility, and we repaid the full outstanding balance under the Revolving Credit Facility and entered into the Initial Centre Lane Facility, as amended in August 2017. If we are unable to pay amounts due under the Centre Lane Facility, fail to satisfy the restrictive covenants under the Centre Lane Facility or otherwise breach or fail to develop and implement plans sufficient to alleviate the adverse effects of the foregoing before the completion of the audit of our consolidated financial statements for the year ended December 31, 2017, our independent registered public accounting firm may include an explanatory paragraph in its audit opinion that accompanies our 2017 financial statements, indicating that the terms of our indebtedness and related liquidity position raise substantial doubt about our ability to continue as a going concern.

The presence of any such explanatory paragraph may, among other negative effects, make it difficult for us to continue to negotiate acceptable payment terms with our vendors and customers or may result in one or more of our suppliers making demand for adequate assurance, which could include a demand for payment in advance. If we are unable to negotiate acceptable payment terms with our customers, or if any of our material suppliers were to successfully demand payment in advance, and we were unable to internally generate or externally raise cash in sufficient amounts to cover our resulting reduced liquidity, it could have a material adverse effect on our liquidity and may force us to seek bankruptcy protection. Other effects of such an explanatory paragraph may include difficulty obtaining future financing and negative perceptions among our customers and employees.

If our independent registered public accounting firm fails to stand for reappointment, any resulting need to engage a new auditor could significantly delay the filing of our future annual and quarterly reports with the SEC and adversely impact our business.

Our independent registered public accounting firm goes through client reacceptance procedures annually to determine if they are willing to stand for reappointment. These procedures include, among other items, a risk assessment. Due to our risk profile, there is a chance we will not meet their minimum criteria for reacceptance. If we are unable to satisfy the requirements of those client reacceptance criteria, we may be required to change auditors, which could significantly delay the filing with the SEC of our 2017 annual and quarterly reports on Form 10-K or 10-Q, as applicable, and subsequent reports. Any such delay could result in a breach of the covenants in the Centre Lane Credit Agreement, reduce our trade credit based on our inability to deliver recent financial statements to our key vendors and delay our ability to become current in our SEC filings.

The limitations and covenants contained in the Centre Lane Facility constrain our ability to borrow additional money, sell assets and make acquisitions, which may impair our ability to fully implement elements of our business strategy and otherwise adversely affect our liquidity and financial condition.

The Centre Lane Facility contains a number of limitations and covenants that limit our ability and that of our subsidiaries to:

•	borrow money or make capital expenditures;
•	incur liens;
•	pay dividends or make other restricted payments;
•	merge or sell assets;
•	enter into transactions with affiliates; and
•	make acquisitions or investments.

The Centre Lane Facility provides for variable rates of interest. We will be liable for the greatest amount of interest permitted under such rates. Any increase in the London Interbank Offered Rate (“LIBOR”) may result in an increase in our interest rates on our outstanding debt and therefore negatively affect our cash flow and financial condition. Our obligations under the Centre Lane Facility are guaranteed by all of our wholly owned domestic subsidiaries, subject to customary exceptions. Our obligations are secured by first priority security interests on substantially all of our assets and those of our wholly-owned domestic subsidiaries. This includes 100% of the voting equity interests of our domestic subsidiaries and certain specified foreign subsidiaries and 65% of the voting equity interests of other directly owned foreign subsidiaries, subject to customary exceptions.

The Centre Lane Facility also includes additional restrictive covenants, including covenants that require us to maintain specified financial ratios beginning September 30, 2018. These restrictions could adversely affect our business because they include, among other things, limitations on our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that may be beneficial for our business. These restrictions also could have a material adverse effect on our ability to make capital expenditures and business acquisitions, restructure or refinance our indebtedness, accept certain business opportunities from customers or seek additional capital.

If we do not comply with the restrictive covenants, including failing to satisfy the required financial ratios, or obtain waivers as needed, our lenders could accelerate our debt and foreclose on our assets, and our shareholders may lose the full value of an investment in our common stock. Our ability to comply with the restrictive covenants in the Centre Lane Facility depends upon our ability to generate adequate earnings and operating cash flows or sell assets, which will be subject to our ability to successfully implement our business strategy, as well as other general economic and competition conditions and financial, business and other factors, many of which are beyond our control. We cannot assure investors that our business will generate sufficient cash flow from operations to fund our cash requirements and debt service obligations, and we may, in the future, face significant liquidity constraints. For additional information, see “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Note 11—Debt” to our consolidated financial statements.

If we become unable to obtain adequate surety bonding, it could reduce our ability to bid on new work, which could, in turn, have a material adverse effect on our future revenue and business prospects.

In line with industry practice, we are often required to provide performance and surety bonds to customers. These bonds provide credit support for the client if we fail to perform our obligations under the contract. If security is required for a particular project and we are unable to obtain a bond or letter of credit on terms commercially acceptable to us, we may not be able to pursue that project. In addition, bonding may be more difficult to obtain in the future or may only be available at significant additional cost. Our ability to obtain surety bonds is currently constrained, and any continued inability to obtain surety bonds on commercially reasonable terms could have a material adverse effect on our revenue and business prospects.

We are currently unable to obtain letters of credit, which could reduce our ability to bid on new work, which could have a material adverse effect on our future revenue and business prospects.

In line with industry practice, we are often required to provide letters of credit. These letters of credit provide credit support for the client if we fail to perform our obligations under the contract. The Centre Lane Facility does not provide letters of credit. If security is required for a particular project and we are unable to obtain a bond or letter of credit on terms commercially acceptable to us, we may not be able to pursue that project. Any continued inability to obtain surety bonds and letters of credit on commercially reasonable terms could have a material adverse effect on our revenue and business prospects.

We have recorded write-downs of our goodwill and other indefinite-lived assets. If we were required to write-down additional amounts, our results of operations and stockholders’ equity could be materially adversely affected.

We are required to review goodwill and indefinite-lived intangible assets for potential impairment at least annually in accordance with GAAP. As a result of our annual goodwill impairment analysis as of October 1, 2016, we determined that the fair value of our reporting units each exceeded their respective book values, and, accordingly, no impairment charge was necessary for the year ended December 31, 2016. During 2015, our common stock traded at a market price that was lower than its book value for a prolonged period. As a result of this impairment indicator, we recorded a non-cash charge of $47.2 million for the impairment of goodwill and trade names in the third quarter of 2015. We had $51.0 million of goodwill and trade names remaining on our consolidated balance sheet as of December 31, 2016. If we experience declines in revenue and gross profit or do not meet our current and forecasted operating budget, we may be subject to additional goodwill and/or other intangible asset impairments in the future. Because of the significance of our goodwill and intangible assets, and based on the magnitude of historical impairment charges, any future impairment of these assets could have a material adverse effect on our financial results. For additional information, see “Note 7—Goodwill and Other Intangible Assets” to our consolidated financial statements.

Changes to tax regulations, laws, accounting principles, future business operations or examinations by tax authorities can adversely impact our provision for income taxes and ability to use deferred tax assets.

Our ability to use our deferred tax assets is subject to volatility and could be adversely affected by earnings differing materially from our projections, changes in the valuation of our deferred tax assets and liabilities, expiration of or lapses in tax credits, changes in ownership as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and outcomes as a result of tax examinations or changes in tax laws, regulations and accounting principles. As a result, our income tax provisions are also subject to volatility from these changes, as well as changes in accounting for uncertain tax positions, or interpretations thereof.

For instance, on December 31, 2014, we recorded $44.9 million of non-cash valuation allowances on our deferred tax assets recorded in 2014 and prior years. We also recorded $16.9 million and $21.9 million of additional valuation allowances on substantially all U.S. and certain foreign deferred tax assets recorded during the years ended December 31, 2016 and 2015, respectively. These deferred tax assets remain available for use in future periods and will reduce our current tax expense in the year in which taxable income is generated to the extent that the deferred tax assets are not eliminated or limited under Code Sections 382 and 383.

Significant judgment is required in determining the recognition and measurement attributes prescribed in GAAP related to accounting for income taxes. In addition, GAAP applies to all income tax positions, including the potential recovery of previously paid taxes, which, if settled unfavorably, could adversely impact our provision for income taxes or additional paid in capital. We could also be subject to examinations of our income tax returns by the Internal Revenue Service and other tax authorities. We assess the likelihood of adverse outcomes resulting from these examinations in determining the adequacy of our provision for income taxes. There may be exposure that the outcomes from these examinations will have an adverse effect on our operating results and financial condition.

Our ability to use NOL carryforwards or other tax attributes may be subject to limitations under Sections 382 and 383 of the Code.

As of December 31, 2016, we have U.S. federal tax NOL carryforwards, foreign tax credits and general business tax credits of $157.9 million, $9.6 million and $0.4 million respectively. Generally, NOL, foreign tax credit and general business credit carryforwards may be used to offset future taxable income and thereby reduce or eliminate U.S. federal income tax liabilities. Section 382 of the Code limits a corporation’s ability to utilize NOL carryforwards to reduce tax liabilities if the corporation undergoes an “ownership change.” For these purposes, an ownership change is deemed to occur if there has been a change of more than 50% in the ownership of shareholders owning 5% or greater of the value of a corporation’s stock over a three year period. Code Section 383 applies the same limitations to foreign tax credit, general business credit and capital loss carryforwards after an ownership change.

Based upon our review of the issue, we have not experienced an ownership change as defined under Code Section 382 as of December 31, 2016. If additional equity is issued in the future, an ownership change pursuant to Code Section 382 may occur. In addition, an ownership change under Code Section 382 could be caused by circumstances beyond the Company’s control, such as market purchases or sales by certain 5% or greater shareholders of our stock. There is also a risk that, due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. Thus, there can be no assurance that the Company will not experience an ownership change which would significantly limit the utilization of the Company’s NOL, foreign tax credit or general business credit carryforwards in calculating future federal tax liabilities.

We have incurred losses from operations in recent fiscal years, expect to incur further losses in the next several years and may not be able to achieve or maintain our profitability.

We incurred net losses in 2016, 2015 and 2014, and we expect to incur further net losses in the operation of our business. We incurred significant expenses during 2016 and 2015 related to, among other things, legal and accounting costs associated with the restatement of certain prior financial results. We have incurred, and are likely to continue to incur, additional costs for legal proceedings associated with the restatement. In addition, during 2014, we entered into an agreement to fulfill a project with a partner, whereby we were jointly and severally liable for the entire project. The project had certain liquidated damage clauses, including a clause that allows the customer the right to be made whole should the product not meet certain criteria. This can include a complete rebuild of the project. Although there is a wide range of potential liability, we accrued $4.4 million for the year ended December 31, 2016. See “Note 15—Commitments and Contingencies” to our consolidated financial statements. Investors should not consider our historical operating results as indicative of future operating results.

In addition, our Electrical Solutions segment may incur losses resulting from Hurricane Harvey in August 2017. The hurricane significantly impacted production at our Koontz-Wagner facility in Houston, Texas, which was almost completely shut down for nearly one week. Although work has resumed at that facility, we could incur substantial losses due to production delays, which are described in more detail below.

In addition, to become and remain profitable, we must successfully generate revenue, which requires us to, among other things, increase our cash flows from operations. A lack of capital resulting from any inability to generate sufficient cash flows from operations to fund our business and service our indebtedness would negatively impact our ability to achieve or maintain profitability.

If our profits do not increase to offset these increases in costs, our operating results will be adversely affected. We cannot provide assurance that we will be able to achieve or maintain profitability in the future.

Any inability to finance our business or repay the Centre Lane Facility, including due to deterioration of the credit markets, could adversely affect our business.

We intend to finance our existing operations and initiatives with existing cash and cash equivalents, investments, cash flows from operations and the Centre Lane Facility. In June 2017, we repaid the balance due under the Revolving Credit Facility; however, the Centre Lane Facility contains high interest rate payments, a number of restrictive covenants and other terms that limit our operating flexibility, including our ability to enter other investments or new lines of business. In addition, deterioration in the credit markets could adversely affect the ability of many of our customers to pay us on time and the ability of many of our suppliers to meet our needs on a competitive basis. Any inability to pay amounts due under the Centre Lane Facility or access necessary additional funds on acceptable terms or at all may negatively impact our business or operations.

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

Risk Factors Related to the Restatement of Prior Period Financial Statements and Our Internal Control over Financial Reporting

Audit, investigation, legal and expert services regarding the restatement and audit of our historical financial results, as well as recent legal proceedings, have required substantial attention from the Board of Directors (the “Board of Directors” or “Board”), have diverted financial resources away from the Company and management’s attention away from our usual business operations and may continue to adversely affect customer relationships and overall business, results of operations and financial condition.

Our Board, Audit Committee and members of management have devoted and expect to continue to devote substantial internal and external resources to legal matters resulting from the restatement and remediation efforts, the preparation and filing of this Form 10-K and the preparation and filing of future periodic reports. As a result of these efforts, we have incurred and expect that we will continue to incur significant incremental fees and expenses for additional audit services, financial and other consulting services and legal services, as well as the implementation and maintenance of systems and processes that will need to be updated, supplemented or replaced. These expenses, as well as the substantial time devoted by our Board and management toward identifying, addressing and remediating any internal weaknesses and legal costs related to our internal investigation and the ongoing SEC investigation, pending litigation and other actions related to the restatement, have had and could continue to have a material adverse effect on our business, results of operations and financial condition. Any future inquiries from legal proceedings or other actions by the SEC as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself and ongoing litigation matters. In addition, the restatement of our historical financial statements, delisting of our common stock from the New York Stock Exchange (“NYSE”) and constrained liquidity have hindered our ability to attract new customers and strained relationships with certain existing customers, making it challenging to increase the volume and scope of our work.

A pending putative securities class action, as well as an ongoing SEC investigation, could divert management’s focus, result in substantial expenses and have an adverse impact on our reputation, financial condition and results of operations.

The matters that led to our internal investigation and the restatement of our historical financial results expose us to greater than typical risks associated with litigation, regulatory proceedings and government enforcement actions. For instance, a putative shareholder class action is pending in the U.S. District Court for the Northern District of Texas alleging violations of the federal securities laws in connection with matters related to the restatement of our financial results. The second consolidated amended complaint filed by the lead plaintiff names the Company and three of our former officers as defendants. Please see “Item 3. Legal Proceedings” and “Note 15—Commitments and Contingencies” to our consolidated financial statements. We cannot predict the outcome of the lawsuit, the magnitude of any potential losses or the effect such litigation may have on us or our operations. Regardless of the outcome, lawsuits and investigations involving us, or our current or former officers and directors, could result in significant expenses and divert attention and resources of our management and other key employees. We could be required to pay damages or other penalties or have injunctions or other equitable remedies imposed against us or our current or former directors and officers. In addition, we are generally obligated to indemnify our current and former directors and officers in connection with lawsuits, governmental investigations and related litigation or settlement amounts. Such amounts could exceed the coverage provided under our insurance policies. Any of these factors could harm our reputation, business, financial condition, results of operations or cash flows.

In addition, the Division of Enforcement of the SEC is conducting a formal investigation into possible securities law violations by us relating to our disclosures concerning certain financial information, including our cost of sales and revenue recognition, as well as related accounting issues. We are cooperating with the SEC in its investigation. Please see “Item 3. Legal Proceedings.” At this time, we cannot predict the outcome or the duration of the SEC investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on us as a result of the SEC investigation. Any action by the SEC could result in sanctions against us and certain of our current and former officers and directors. A protracted investigation could impose substantial additional costs and distractions, regardless of its outcome. Furthermore, publicity surrounding the foregoing or any enforcement actions resulting from the SEC’s investigation, even if ultimately resolved favorably for us, could have a material adverse impact on our reputation, business, financial condition and results of operations.

Our failure to maintain effective internal control over financial reporting and disclosure controls and procedures could have a material adverse effect on our business.

We are required to maintain internal control over financial reporting and disclosure controls and procedures in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). In connection with our internal investigation and the restatement, we determined that we had material weaknesses in our internal control environment and internal control activities. As of December 31, 2016, these material weaknesses continued to exist. We therefore concluded that, as of the end of the period covered by this report, our internal control over financial reporting and our disclosure controls and procedures were not effective. Until we fully remediate these deficiencies, it may be more difficult for us to report results accurately and on time. While we are working to address the internal control over financial reporting and other issues raised by our restatement process, we cannot be certain that our efforts will be successful or that we will be able to maintain adequate controls over our financial processes and reporting in the future. As of the date of this filing, the remediation process is ongoing. See “Part II—Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure” and “Part II—Item 9A. Controls and Procedures.”

Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur undetected, and it is possible that additional significant deficiencies or material weaknesses in our internal control over financial reporting may be identified in the future. Any failure of our internal controls could result in additional material misstatements in our consolidated financial statements, significant deficiencies, material weaknesses, costs, failure to timely meet our periodic reporting obligations and a loss of investor confidence. It would also adversely affect the results of periodic management evaluations and could have a material adverse effect on our business, financial condition, results of operations or cash flow. If our internal controls are deemed inadequate in the future, our current external auditors could resign, and the process of retaining new auditors could limit our access to capital for an extended period of time.

Our failure to implement new accounting standards during the required time periods could result in our inability to file future periodic reports in a timely manner and lead to additional material weaknesses in internal control over financial reporting, beyond those disclosed in this report.

The FASB has issued new accounting guidance on revenue recognition that will change both the way revenue is accounted for and disclosed and will result in changes in internal controls. These changes in internal controls will reach beyond finance and accounting and will have an impact on other areas of our business, such as information technology and operations. Due to the delay in filing our 2015 Report and this Form 10-K, we have recently begun assessing the standard and its impact on our financial statement reporting and operations. Although we have begun initial discussions with external resources to assist us in our implementation, at this time, we are unable to determine how long the assessment and implementation will take to complete.

Our business operations depend upon our new senior management team and the ability of our other employees to successfully perform their roles.

We have experienced significant turnover in our senior management in recent years. In March 2015, we announced the departure of our former President and Chief Executive Officer (“CEO”) and the appointment of Terence J. Cryan as our new President and CEO. In September 2015, we announced the departure of our former Chief Financial Officer and the appointment of Craig E. Holmes as Senior Vice President of Finance. In March 2017, we announced the retirement of Timothy M. Howsman, who served as our Principal Financial Officer, the subsequent appointment of Mr. Holmes as the Company’s Chief Financial Officer and Principal Financial Officer and the appointment of Mark F. Jolly, who had been serving as Vice President Finance, as the Company’s Chief Accounting Officer and Principal Accounting Officer. In July 2017, we announced the resignation of Mr. Cryan as our President and CEO and the appointment of Mr. Holmes and Tracy D. Pagliara, formerly our Senior Vice President, Chief Administrative Officer, General Counsel and Secretary, as Co-Presidents and Co-CEOs. Charles E. Wheelock was simultaneously appointed Vice President, Administration, General Counsel and Secretary. In August 2017, we announced the cessation of Mr. Jolly’s employment as our Chief Accounting Officer and Principal Accounting Officer and the appointment of Erin Gonzalez as our Chief Financial Officer and Principal Financial and Accounting Officer. In addition, we have had significant turnover of management and other personnel in our domestic Mechanical Solutions and Electrical Solutions segments.

We have made significant changes to our business in a short interval of time, which can be disruptive to our employees and business, and may add to the risk of control failures, including a failure in the effective operation of our internal controls over financial reporting or our disclosure controls and procedures. Changes to company strategy can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful.

As new employees gain experience in their roles, we could experience inefficiencies or a lack of business continuity due to loss of historical knowledge and a lack of familiarity of those employees with business processes, operating requirements, policies and procedures (some of which are new) and key information technologies and related infrastructure used in our day-to-day operations and financial reporting. It is important to our success that these key employees quickly adapt to, and excel in, their new roles. Their failure to do so could result in operational and administrative inefficiencies and added costs that could adversely impact our results of operations, our stock price and our customer relationships and may make recruiting for future management positions more difficult. In addition, if we were to lose the services of any one or more key employees, whether due to death, disability or termination of employment, our ability to successfully implement our business strategy, financial plans and other objectives could be significantly impaired. Any of the above factors could also impede our ability to remediate the material weaknesses in our internal controls. See “Part II—Item 9A. Controls and Procedures.” If we do not effectively manage our business through these management transitions, our business and results of operations could be adversely affected.

As a result of our inability to prepare and timely file periodic reports, we face limitations in our ability to issue securities and engage in certain transactions, which could adversely affect our business.

We are required to comply with Section 13 of the Exchange Act. We did not file any Quarterly Reports on Form 10-Q or any Annual Report on Form 10-K from the May 2015 announcement of our intention to restate our financial results until March 15, 2017, when we filed the 2015 Report, which restated our prior period financial statements and provided our 2015 financial information. Even after the filing of this Form 10-K, we will remain delinquent in our SEC reporting obligations because we have not filed any of our periodic reports for our 2017 quarterly periods. We will not be eligible to use “short form” registration statements that would allow us to incorporate by reference our SEC reports into our registration statements, or to use “shelf” registration statements, until we have filed all of our periodic reports in a timely manner for a period of 12 months. After we become current in our SEC filing obligations, we may use Form S-1 to register a sale of our stock to raise capital. However, such registration statement cannot be used until we are current in our disclosure obligations, and even then, would likely increase transaction costs and be time consuming, which may adversely affect our ability to raise capital in a timely manner. Our failure to remain current in our SEC reporting obligations has resulted in our inability to permit use of our existing registration statement on Form S-8 or file a new registration statement on Form S-8, which would be used to register the issuance and sales of securities under our equity incentive plans. As a result, our ability to grant awards to adequately incentivize and retain skilled employees, including key employees needed to complete the remediation of the material weaknesses in our internal controls, could be adversely affected. See “Part II—Item 9A. Controls and Procedures.” In addition, delays in filing our periodic reports may impact our ability to solicit shareholder consent for certain potential capital-raising transactions. These restrictions could increase the costs of selling securities publicly, significantly delay such sales or transactions and adversely affect our business.

We have not held an annual meeting of our shareholders since May 2015. As a result, our shareholders have not had the opportunity to elect directors since May 2015, and we cannot assure investors when such an opportunity will arise.

Our bylaws and the Delaware General Corporation Law state that we must hold an annual meeting of our shareholders for the election of directors and other business as may be properly brought before the meeting. However, because of our delayed periodic report filings, we have not held an annual meeting of our shareholders since May 2015. Therefore, our shareholders have not had the opportunity to vote in an election of our directors since that time. We plan to hold an annual shareholders’ meeting after we become current in our SEC reporting obligations; however, if we do not become current in our SEC reporting obligations, or if we otherwise fail to hold annual shareholders’ meetings in the future, it may be more challenging for our shareholders to vote on the election of our directors.

Risk Factors Related to Our Operations

A substantial portion of the revenue from our Services segment is related to services performed at nuclear power plants, and reduced investment in or increased regulation related to nuclear power plants would have a material adverse effect on our business and prospects.

The demand for the services provided at nuclear power plants by our Services segment is directly tied to the number of nuclear power facilities that utilize our Services segment. Additionally, U.S. nuclear capacity and electricity generation are expected to decline due to continuing low natural gas prices and the rapid expansion of low cost renewable energy and new technologies in the U.S., displacing more traditional sources of power, including nuclear power. Public support for nuclear power has also softened because of pricing, environmental and safety concerns. Declining demand for U.S. nuclear power generation and related construction and maintenance budgets would have a material adverse effect on our business, operations and cash flow.

Very few new nuclear reactors are under construction in the U.S., and several nuclear reactors are undergoing decommissioning. Pricing pressure has resulted in a decrease in the maintenance budgets for existing nuclear plants. Other new construction projects are being discontinued or reevaluated. For example, in July 2017, the owners of V.C. Summer Units 2 and 3 filed a petition with the Public Service Commission of South Carolina seeking approval of an abandonment plan of such units. Although they later voluntarily withdrew the petition, they expressed uncertainty as to whether they could recover their costs for the new units, and the ultimate fate of the project is unclear.

In addition, decreases in state and federal government subsidies and increased regulation would also negatively impact the demand for nuclear power and the services we provide. For instance, the NRC has broad authority under federal law to impose safety-related and other licensing requirements for the operation of nuclear generation facilities, and events at nuclear facilities or other events impacting the industry generally could lead to additional requirements and regulations on all nuclear generation facilities and could negatively impact the demand for nuclear power and the services we provide.

If our costs exceed the estimates we use to set the fixed-prices of our contracts, our earnings will be reduced.

The contracts under which we sell our products are generally fixed-price contracts, most of which are “lump sum bid” contracts. Fixed-price contracts present certain inherent risks, including the possibility of ambiguities in the specifications received, erroneous or incomplete cost estimates, problems with new technologies and economic and other changes that may occur over the contract period.

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

We often are contractually subject to liquidated damages or late delivery fees in the event that we fail to perform our obligations in a timely manner. Such damages or fees can be significant and may have a negative impact on our profit margins and financial results.

Cost increases or overruns that we cannot pass on to our customers or our payment of liquidated damages or other penalties under our contracts will lower our earnings. In addition, increases in commodity prices may adversely affect our gross margins.

If we are unable to control the quality or timely production of products manufactured or services provided because of internal operational issues or poor subcontractor performances, our reputation could be adversely affected, and we could lose customers. In the event of subcontractor insolvency, if we are unable to recover any advance progress payments made to subcontractors, our profitability could be adversely affected.

We rely on subcontractors to manufacture and assemble a substantial portion of our products and services. Our subcontractors account for a significant percentage of our manufacturing and service costs. The quality and performance of our subcontractors is not entirely under our control. Our subcontractors may not always meet the requisite level of quality control or our delivery schedules. The failure of our subcontractors to produce quality products or perform quality services in a timely manner could adversely affect our reputation and result in the cancellation of orders for our products, significant warranty and repair costs and the loss of customers. In addition, our contracts with customers may contain liquidated damages or late delivery fees, and triggering such provisions could result in significant financial penalties, or, even if not triggered, could affect our ability to recognize revenue in a given period. Due to on going operational adjustments, we currently have several projects in the Electrical Solutions segment that may result in significant claims under such provisions.

Other potential consequences of the failure of our subcontractors to meet our standards include a potential need to move subcontract manufacturing to other vendors in different locations, resulting in increased costs. We also make advance progress payments to subcontractors in anticipation of their completion of our orders and may be unable to recover those advances if a subcontractor fails to complete an order. The occurrence of any of the above may adversely affect our profitability and cash flow.

We operate our business in regions subject to natural disasters, including hurricanes, and other severe catastrophic events, such as acts of war and terrorism, and any disruption to our business resulting from natural disasters will adversely affect our revenue and results of operations.

We operate our business in regions subject to natural disasters and other severe catastrophic events. Any disaster could adversely affect our ability to conduct business and provide products and services to our customers, and the insurance we maintain may not be adequate to cover our losses resulting from any business interruption resulting from a natural disaster or other catastrophic events.

Most recently, our Koontz-Wagner operations in Houston, Texas were impacted by Hurricane Harvey in August 2017. The severe weather conditions directly affected production at that facility, which was largely shut down for nearly one week. Although work has resumed at that facility, the hurricane resulted in significant production delays, and we are currently assessing the impact this will have on our contractual obligations to certain customers. Should the impact result in delivery delays, this could result in liquidated damages to be assessed or the potential loss of customers. In addition, many of our employees have been displaced by the hurricane or have departed to assist with the hurricane recovery efforts. At this time, we do not know when we will have a full staff.

We may declare the existence of a force majeure event under our contracts with certain customers, but we could incur liabilities for failure to meet the requirements of those agreements, especially if the counterparties dispute our invocation of the force majeure provisions of those agreements.

It will be several weeks or months before we are able to fully assess the extent of the damage and the implications to our business. Currently, there is uncertainty as to the magnitude of the losses associated with this event and whether such losses would have a material effect on our consolidated financial statements.

These and any future disruptions to our operations, including acts of war, terrorism or other force majeure, could have a material adverse impact on our liquidity, financial condition and results of operations.

We may not be able to compete successfully against current and future competitors.

The industry in which we operate is highly competitive. Some of our competitors and potential competitors are less leveraged than we are, have greater financial or other resources than we have and may be better able to withstand adverse market conditions within the industry. Our competitors typically compete aggressively on the basis of pricing, and such competition may continue to impact our ability to attract and retain customers or maintain the rates we charge. To the extent that we choose to match our competitors’ prices, it would result in lower margins and, as a result, could harm our results of operations. Should we choose not to match, or remain within a reasonable competitive distance from, our competitors’ pricing, we may face a loss of sales volume and, as a result, such decision could harm our results of operations. In addition, our future growth will depend on our ability to gauge the direction of the commercial and technological progress in our markets that may be adopted by our competitors, as well as our ability to fund and successfully develop, manufacture and market new and improved products in a changing environment. However, any such developments would likely require additional financing, and we may not be able to obtain the necessary financing on acceptable terms, if at all. A failure to keep pace with our competitors or the technological innovations in the markets we serve could have a material adverse impact on our business.

Our profitability and financial condition may be adversely affected by risks associated with the energy and power generation industries, such as price and supply and demand fluctuations for oil and natural gas.

Our Mechanical Solutions and Electrical Solutions segments are exposed to risks associated with the use of natural gas and oil as energy sources. These risks, which are not subject to our control, include the volatility of natural gas and oil prices, the lower demand for power generation from natural gas, a slowdown in the construction of oil and gas infrastructure, a general softening of the downstream industry and a slowdown in the discovery or development of natural gas and/or oil reserves. While higher natural gas and oil prices generally result in increased infrastructure spending by customers in our Mechanical Solutions and Electrical Solutions segments, sustained high energy prices could be an impediment to economic growth and could result in reduced infrastructure spending by such customers. Higher prices could also decrease spending on power generation equipment and related infrastructure, an important component to the success of our Mechanical Solutions and Electrical Solutions segments. Further, if the discovery or development of natural gas and/or oil reserves slows or stops, customers would likely reduce capital spending on mainline pipe, gas gathering and compressor systems and other related infrastructure, resulting in less demand for the portfolio of products of our Mechanical Solutions and Electrical Solutions

segments. If the profitability of those segments were to decline, our overall profitability, results of operations and cash flows could also be adversely affected. The significant increase in the North American supply of natural gas due to ongoing development of unconventional shale formations has also resulted in low natural gas prices for the past several years. Lower natural gas and oil prices sometimes result in decreased spending by certain customers in our Mechanical Solutions and Electrical Solutions segments, which could likewise adversely affect our overall profitability, results of operations and cash flows. Our Services segment is also sensitive to the price of natural gas. Low natural gas prices mean gas-fired power generation is more competitive with coal and nuclear power generation, resulting in reduced spending by those customers.

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

Our international operations are subject to a number of risks inherent in doing business outside the U.S., including:

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

We have manufacturing subcontractors in many areas outside of the U.S., including China, South Korea, Indonesia, Poland, the Middle East and Mexico, and increasing our manufacturing footprint to localize in emerging markets is an important element of our strategy. There are a number of risks associated with doing business internationally, including, but not limited to, the following:

•	exposure to local economic and political conditions;
•	the impact of social unrest, such as risks of terrorism or other hostilities;
•	currency exchange rate fluctuations and currency controls;
•	export and import restrictions; and
•	the potential for shortages of trained labor.

In particular, there has been social unrest in the Middle East and Mexico, and any increased violence in or around our subcontractors’ manufacturing facilities could impact our business by disrupting our supply chain and the delivery of products to customers.

In addition, the increased violence in or around our subcontractors’ manufacturing facilities could present several risks to employees who may be directly affected by the violence, and such violence may result in a decision by them to relocate from the area or may make it difficult for us or our subcontractors, to recruit or retain talented employees. The likelihood of such occurrences and their potential effects are unpredictable and vary from country to country. Any such occurrences could be harmful to our business and our financial results.

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

We depend on a relatively small number of customers for a significant portion of our revenue. In 2016, three customers accounted for 43.0% of our consolidated revenue. In 2015, four customers accounted for 61.6% of our consolidated revenue. In 2014, four customers accounted for 58.4% of our consolidated revenue. For a listing of our major customers, see “Note 16—Major Customers and Concentration of Credit Risk” to our consolidated financial statements. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. Because our major customers represent a large part of our business, the loss of any of our major customers could negatively impact our business and results of operations. Several of our customers have the ability to internally source some of the products we manufacture. Any increase in this activity could reduce our sales. Our business volume with each of our largest customers is highly dependent on power generation capacity additions for our Mechanical Solutions and Electrical Solutions segments and on operations and maintenance budgets for U.S. utilities for our Services segment. Fluctuations in any of these factors could materially adversely impact our performance results.

We are subject to potential insolvency or financial distress of third parties, including our customers and suppliers.

We are exposed to the risk that third parties to various arrangements who owe us money or goods, or who purchase products and services from us, will be unable to perform their obligations or continue to place orders due to insolvency or financial distress. If such third parties fail to perform their obligations under arrangements with us, we may be forced to replace the underlying commitment at current or above market prices or on other terms that are less favorable to us, or we may have to write off receivables in the case of a customer failing to pay.

If a customer becomes insolvent or files for bankruptcy, our ability to recover accounts receivable from that customer would be adversely affected and any payment we received during the preference period prior to a bankruptcy filing may be potentially recoverable by the bankruptcy estate. Any of the foregoing could adversely impact our results of operations, financial position and liquidity.

In March 2017, Westinghouse, a subsidiary of Toshiba Corporation, filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code. As of December 31, 2016, our accounts receivable from Westinghouse was $4.7 million. As of the bankruptcy filing date, we had $8.7 million of accounts receivable from Westinghouse, none of which has been collected. Westinghouse has stated that it intends to continue normal business operations. However, a number of uncertainties surround the Westinghouse Chapter 11 proceedings. We could be adversely affected if the owner of Plant Vogtle Units 3 and 4 decides to discontinue construction of this plant resulting from construction delays or cost overruns resulting from the Westinghouse bankruptcy filing. The owners of V.C. Summer Units 2 and 3 initially filed an abandonment plan to cease construction of such units; however, the owners later voluntarily withdrew this petition.

The dollar amount of our backlog, as stated at any time, is not necessarily indicative of our future revenue.

Our backlog consists of firm orders or blanket authorizations from our customers. Backlog may vary significantly from reporting period to reporting period due to the timing of customer commitments. The time between receipt of an order and actual completion, or delivery, of our products varies from a few weeks, in the case of inventoried precision parts, to a year or more, in the case of custom-designed gas turbine products, SCR systems and other major plant components. However, backlog may not be indicative of future operating results, and projects in our backlog may be cancelled, modified or otherwise altered by our customers. To the extent projects are delayed, the timing of our revenue could be affected. If a customer cancels an order, we may be reimbursed for the costs we have incurred. Typically, however, we have no contractual right to the full amount of the revenue reflected in our backlog contracts in the event of cancellation. In addition, projects may remain in our backlog for extended periods of time. Furthermore, a portion of our backlog for multi-year service maintenance contracts is based on what we expect to perform in the next twelve months of work and is therefore not necessarily supported by a firm purchase order. If that work does not materialize, then our backlog would be negatively impacted, as that work would be considered a “cancellation.” Revenue recognition occurs over extended periods of time and is subject to unanticipated delays. Fluctuations in our reported backlog levels also result from the fact that we may receive a small number of relatively large orders in any given reporting period that may be included in our backlog. Because of these large orders, our backlog in that reporting period may reach levels that may not be sustained in subsequent reporting periods. Our backlog, therefore, is not necessarily indicative of our future revenue or of long-term industry trends.

The success of our Services segment is partially dependent upon maintaining our safety record, and an injury to or death of one of our employees could result in material liabilities to our company.

The activities we conduct at our and our customers’ facilities present a risk of injury or death to our employees, customers or visitors to our operations, notwithstanding our efforts to comply with safety regulations. We may be unable to avoid material liabilities for an injury or death, and our workers’ compensation and other insurance policies may not be adequate or may not continue to be available on terms acceptable to us, or at all, which could result in material liabilities to us. In addition, our ability to obtain new business and retain our current business, particularly in our Services segment, is partially dependent on our continuing ability to maintain a safety record that exceeds the industry average. If we fail to maintain superior safety performance, or if serious accidents occur in spite of our safety procedures, our revenue and results of operations could be materially and adversely affected.

Changes in our credit profile and market conditions can affect our relationships with suppliers, vendors and subcontractors, which could have a material adverse effect on our liquidity and our business, reputation and results of operations.

We rely significantly on third-party suppliers and vendors to obtain necessary materials, and on subcontractors to perform certain manufacturing and services. Although we are not dependent on any single supplier, vendor or subcontractor, any substantial limitation on the availability of or deterioration in our relationship with required suppliers or subcontractors would negatively impact our operations.

Changes in our credit profile can affect the way such third parties view our ability to make payments and may induce them to shorten the payment terms of their invoices or require credit enhancement. For instance, as a result of delays in our payments, certain suppliers and subcontractors have imposed less favorable payment terms on us, including requirements to provide them with additional security in the form of prepayments, surety bonds or letters of credit. The imposition of burdensome payment terms or collateral requirements could have a material adverse impact on our liquidity and our ability to make payments to other parties. This in turn could cause us to be unable to operate our business at the desired productivity levels, which might adversely affect our profitability and cash flow. In other cases, our relationships with certain third parties have been terminated, requiring us to rely on new firms for certain products and services, which may cost more and be of inferior quality.

In addition, changes in market and economic conditions could increase the risk of a lack of available suppliers or subcontractors. If any supplier or subcontractor upon which we rely is unable or unwilling to meet its obligations under present or future agreements with us, we may be forced to pay higher prices to obtain necessary products or services and may suffer an interruption in our ability to provide our services and products to customers.

To the extent we cannot engage quality subcontractors or acquire equipment or materials on acceptable terms, we would not be able to meet the full demands of our customers, which would have a material adverse effect on our business, reputation and results of operations.

Our former operating unit has been named as a defendant in asbestos personal injury lawsuits.

As discussed in “Note 15—Commitments and Contingencies” to our consolidated financial statements, our former operating unit has been named as a defendant in a limited number of asbestos personal injury lawsuits. Neither we, nor our predecessors, ever mined, manufactured, produced or distributed asbestos fiber, the material that allegedly caused the injury underlying these actions. The bankruptcy court’s discharge order issued upon our emergence from bankruptcy extinguished the claims made by all plaintiffs who had filed asbestos claims against us before that time. We believe the bankruptcy court’s discharge order should serve as a bar against any later claim filed against us, including any of our subsidiaries, based on alleged injury from asbestos at any time before our emergence from bankruptcy. In all of the asbestos cases finalized post-bankruptcy, we have been successful in having such claims dismissed without liability. Moreover, during 2012, we secured insurance coverage that will help to reimburse the defense costs and potential indemnity obligations of our former operating unit relating to these claims. Nonetheless, findings of liability on our part in any of these cases that were filed against us after we emerged from bankruptcy that remain unresolved could have an adverse effect on our financial position, results of operations or liquidity.

Compliance with environmental, health, safety and other related laws and regulations is costly, and our ongoing operations may expose us to related liabilities.

Our operations are subject to laws and regulations governing the discharge of materials into the environment or otherwise related to the protection of the environment or human health and safety. We are subject to various U.S. federal statutes and the regulations implementing them, as well as similar laws and regulations at the state and local levels and in other countries in which we operate. If we fail to comply with environmental laws or regulations, we may be subject to significant liabilities for fines, penalties or damages, or lose or be denied significant operating permits.

In addition, we may be subject to product liability allegations involving claims of personal injury or property damage. The sale and servicing of complex, large-scale equipment used in a variety of locations and climates and integrating a variety of manufactured and purchased components entails an inherent risk of disputes and liabilities related to the operation and performance of the equipment and the health and safety of the workers who operate and come into contact with the machinery. Because our products are used primarily in power plants, claims could arise in different contexts, including fires, explosions and power surges, which can result in significant property damage or personal injury, and equipment failure, which can result in personal injury or damage to other equipment in the power plant.

The insurance policies we maintain to cover claims of this nature are subject to deductibles and recovery limitations as well as limitations on contingencies covered, and we may, therefore, suffer losses from these claims for which no insurance recovery is available. Such losses could have a material adverse effect on our business.

The effects of providing warranties for our products could result in significant unanticipated costs and could adversely affect our financial condition.

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

Expiration of the Price-Anderson Act’s indemnification authority could have adverse consequences for our Services segment.

We provide services to the nuclear industry through our Services segment. The Price-Anderson Act promotes the nuclear industry by offering broad indemnification to commercial nuclear power plant operators and the U.S. Department of Energy (“DOE”) for liabilities arising out of nuclear incidents at power plants licensed by the NRC and at DOE nuclear facilities. That indemnification protects not only the NRC licensee or DOE prime contractor, but also others like us who may be doing work under contract or subcontract for a licensed power plant or under a DOE prime contract. The Energy Policy Act of 2005 extended the period of coverage to include all nuclear power reactors issued construction permits through December 31, 2025. If the Price-Anderson Act’s indemnification authority expires, a problem related to our provision of services at a nuclear facility could lead to a damage claim against us for which we might not be entitled to indemnification. In addition, any well-publicized problem with those services, whether actual or perceived, could adversely affect our reputation and reduce demand for our services.

Our revenue could be adversely affected if our patents and other intellectual property rights are unable to protect our proprietary products.

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

Our ability to attract and retain qualified professional and/or skilled personnel in accordance with our needs, either through direct hiring, subcontracting or acquisition of other firms employing such professionals, is an important factor in determining our future success. The market for these professionals is competitive, and there can be no assurance that we will be successful in our efforts to attract and retain needed personnel. Our ability to successfully execute our business strategy depends, in part, on our ability to attract and retain highly qualified, experienced mechanical, design, structural and software engineers, service technicians and marketing and sales personnel in our Mechanical Solutions, Electrical Solutions and Services segments. Demand for these workers can, at times, be high and the supply extremely limited. Our success is also highly dependent upon the continued services of our key officers, and we do not maintain key employee insurance on any of our executive officers.

The restatement of our historical financial results and the poor financial performance of our domestic Mechanical Solutions and Electrical Solutions segments have caused significant employee turnover and made it more challenging to recruit and retain qualified personnel. If we are unable to retain qualified personnel, the roles and responsibilities of those employees will need to be filled, which may require that we devote time and resources to identifying, hiring and integrating new employees. In addition, the failure to attract and retain key employees, including officers, could impair our ability to sustain or expand our operations, provide services to our customers and conduct our business effectively.

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

During periods of declining demand for power, many of our customers may face budget shortfalls or may delay capital expenditures, which could result in a decrease in the overall demand for our products and services. Our customers may find it more difficult to obtain project financing due to limitations on the availability of credit and other uncertainties in the global credit markets. In addition, our customers may demand better pricing terms and their ability to timely pay our invoices may be affected in times of economic slowdown. Any such reduction in private industry or government spending could have a material adverse effect on our revenue, net income or overall financial condition.

Information technology vulnerabilities and cyberattacks on our networks could have a material adverse impact on our business.

We rely upon information technology to manage and conduct business, both internally and with our customers, suppliers and other third parties. Internet transactions involve the transmission and storage of data, including, in certain instances, customer and supplier business information. Accordingly, maintaining the security of our computers and other electronic devices, computer networks and data storage resources is a critical issue for us and our customers and suppliers because security breaches could result in reduced or lost ability to carry on our business and loss of and/or unauthorized access to confidential information. We have limited personnel and other resources to address information technology reliability and security of our computer networks and respond to known security incidents to minimize potential adverse impact. Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. Experienced hackers, cybercriminals and perpetrators of threats may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. These perpetrators of cyberattacks also may be able to develop and deploy viruses, worms, malware and other malicious software programs that attack our information and networks or otherwise exploit any security vulnerabilities of our information and networks. Techniques used to obtain unauthorized access to or sabotage systems change frequently and often are not recognized until long after being launched against a target, so we may be unable to anticipate these techniques or to implement adequate preventative measures. A breach of our information technology systems and security measures as a result of third party action, malware, employee error, malfeasance or otherwise could materially adversely impact our business and results of operations and expose us to customer, supplier and other third party liabilities. Any damage, security breach, delay or loss of critical data associated with our systems may delay or prevent certain operations and may have a material adverse effect on our financial condition, results of operations and cash flows. As cyber threats continue to evolve, we may be required to expend additional significant resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.

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

With respect to trans-border data flows from the European Economic Area (the “EEA”), we have historically relied on the U.S. European Union (“E.U.”) and the U.S.-Swiss Safe Harbor Frameworks, as agreed to by the U.S. Department of Commerce and the E.U. and Switzerland, respectively, as a means to legally transfer European personal information from Europe to the U.S. and to process that information in the U.S. However, on October 6, 2015, the European Court of Justice (“ECJ”) invalidated the legal basis for the U.S.-E.U. Safe Harbor framework, and the Swiss data protection authorities later invalidated the U.S.-Swiss Safe Harbor framework. As a result, we have begun to undertake efforts to conform transfers of personal information from the EEA based on current regulatory obligations, the guidance of data protection authorities and evolving best practices. Despite these efforts, we may be unsuccessful in establishing conforming means of transferring such data from the EEA. The legitimacy of these alternate means is subject to differing interpretations among various European jurisdictions and, as a result, we may experience hesitancy, reluctance or refusal by European or multi-national clients to use our services due to the potential risk exposure they may face as a result of the ECJ ruling and the current data protection obligations imposed on them by certain data protection authorities. Furthermore, the ECJ’s decision may result in different European data protection regulators applying differing standards for the transfer of personal data, which could result in increased regulation, cost of compliance and limitations on data transfers for us and our clients. These developments could harm our business, financial condition and results of operations. The current and future status of the data protection laws, policies and enforcement within the United Kingdom are now increasingly uncertain in light of the vote to leave the E.U., exacerbating the potential impact of regulatory uncertainty.

On July 12, 2016, the European Commission and U.S. Department of Commerce announced that the E.U.-U.S. Privacy Shield Framework had been accepted. We adopted a Privacy Shield Policy that is compliant with that framework on September 23, 2016 and received confirmation from the Commerce Department that our self-certification had been finalized and became effective January 26, 2017. We have begun training our human resources and information technology teams on the Privacy Shield Policy and our obligations. While we believe our efforts will allow us to comply with the requirements of the E.U.-U.S. Privacy Shield Framework, noncompliance or alleged noncompliance with European privacy laws could result in fines and other penalties and could have a negative effect on our existing business and on our ability to attract and retain new customers.

The supply and cost of materials we use in manufacturing our products fluctuate and could increase our operating costs.

Steel is a significant portion of the raw materials used in our products. Local shortages of steel plate sometimes arise, and it is possible that an adequate supply of steel will not continue to be available in all locations on terms acceptable to us. The materials we use in our products are subject to price fluctuations that we cannot control. Changes in the cost of raw materials can have a significant effect on our gross margins. Rapid increases in material prices are difficult to pass through to customers. An inability to pass on these higher costs could negatively impact our results of operations or financial condition.

Our participation in multiemployer pension plans could adversely impact our liquidity and results of operations.

During 2016, we contributed to approximately 60 multiemployer pension plans throughout the U.S. and historically, we have contributed to over 150 multiemployer pension plans in which we still have withdrawal liabilities. We believe that our responsibility for potential withdrawal liabilities associated with participating in multiemployer pension plans is limited because the building and construction trades exemption pursuant to the Employee Retirement Income Security Act of 1974 should apply to the substantial majority of our plan contributions. However, pursuant to the Pension Protection Act of 2006 and other applicable laws, we are exposed to other potential liabilities associated with plans that are underfunded. As of December 31, 2016, we had been notified that certain pension plans were in critical funding status. Currently, certain plans are developing, or have developed, a rehabilitation plan that may call for a reduction in participant benefits or an increase in future employer contributions. Therefore, in the future, we could be responsible for potential surcharges, excise taxes and/or additional contributions related to these plans, which could impact our liquidity and results of operations. While we continue to actively monitor, assess and take steps to limit our potential exposure to any surcharges, excise taxes, additional contributions and/or withdrawal liabilities, any market conditions or the number of participating employers remaining in each plan may result in a reorganization, insolvency or mass withdrawal that could have a material adverse effect on the funded status of the multiemployer plans and our potential withdrawal liability.

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

Members of the U.S. Congress and the U.S. Environmental Protection Agency (“EPA”) may implement more stringent regulations for hydraulic fracturing, the process of injecting water, sand and chemicals at high pressure underground, which releases natural gas. Currently, Congress and the EPA are studying environmental contamination related to hydraulic fracturing and the impact of fracturing on public health. In March 2015, Congress introduced legislation to regulate hydraulic fracturing and require disclosure of the chemicals used in the hydraulic fracturing process. Additionally, some states have adopted, and others are considering, regulations that could restrict hydraulic fracturing. In March 2015, the Bureau of Land Management issued a final rule to regulate hydraulic fracturing on federal and Indian land. In June 2016, a federal judge held that the Bureau of Land Management had no authority to issue such regulations, and the decision was appealed to the Tenth Circuit Court of Appeals. However, the current administration has indicated it does not intend to contest the decision and has proposed a repeal of the standards altogether. The ultimate status of such regulation is currently unknown.

Additionally, the EPA has focused its energy on more rulemaking to curb emissions of methane, smog forming volatile organic compounds and toxic air pollutants from oil and gas sources. Through the New Source Performance Standards, EPA has finalized and plans to finalize in 2016 rules that clarify definitions and implement more stringent emission controls on associated equipment like tanks and compressors used to process and transport natural gas. In August 2015, the EPA finalized rules that clarified the definitions of “low pressure wells” and “storage vessel,” which may affect plant construction. Any new laws, rules, regulations or permitting requirements regarding the oil and natural gas industries could lead to delays in the construction of new gas turbine power plants and/or increased operating costs for existing gas turbine power plants, which could negatively impact demand for our products.

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

Many of the countries in which we transact business have laws that restrict the offer or payment of anything of value to government officials or other persons with the intent of gaining business or favorable government action. We are subject to these laws, as well as being governed by the U.S. Foreign Corrupt Practices Act restricting these types of activities. In addition to prohibiting certain bribery-related activity with foreign officials and other persons, these laws provide for recordkeeping and reporting obligations. Any failure by us, our subcontractors, agents or others who work for us on our behalf to comply with these legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties. The failure to comply with these legal and regulatory obligations could also result in the disruption of our business activities and have a material adverse effect on our business and results of operations.

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

Certain of our temporary Services segment craft employees are represented by labor unions with which we have collective bargaining agreements. There can be no assurance that we will not experience labor disruptions associated with a lengthy strike or the expiration or renegotiation of collective bargaining agreements or other work stoppage at our facilities or customer locations, which could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.

Risk Factors Related to Our Common Stock

The market price for our common stock is volatile, and our stockholders may not be able to resell their shares of common stock at or above the purchase price paid.

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

From December 31, 2012 to September 5, 2017 the closing price of our common stock ranged from $20.86 to $1.62 per share. Continued declines in the price of our common stock could impede our ability to obtain additional capital, attract and retain qualified employees and reduce the liquidity of our common stock. In addition, the reduced stock price also increases the cost to us, in terms of dilution, of using our equity for employee compensation.

The stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stock of similarly situated companies. These broad market fluctuations may adversely affect the market price of our common stock.

We are currently subject to securities class action lawsuits filed against us. If additional suits were to be filed against us, regardless of the outcome, it could result in substantial costs and a diversion of our management’s attention and resources, which could also negatively impact the market price of our stock.

Delisting of our common stock from the NYSE and subsequent quotation on the OTC Pink® Marketplace—Limited Information Tier (“OTC”) operated by the OTC Markets Group Inc. may continue to decrease the value of our common stock and prevent certain investors from investing or achieving a meaningful degree of liquidity.

On March 30, 2016, we announced that we expected the NYSE to initiate procedures to delist our common stock, including the issuance of a delisting notice, and that we planned to disclose the receipt of such notice in a subsequent Current Report on Form 8-K. We subsequently received that notice, and the NYSE suspended trading in our common stock, effective March 30, 2016, and our common stock was subsequently delisted. As a result, our common stock is now quoted on the OTC. We cannot assure investors that our common stock will be listed on a national exchange such as the NASDAQ Stock Market, the NYSE or another securities exchange once we become current in our filing obligations with the SEC.

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

Because there may be a limited market and generally low volume of trading in our common stock, the share price of our common stock is more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the market’s perception of our business and announcements made by us, our competitors or parties with whom we have business relationships. There may also be fewer institutional investors willing to hold or acquire our common stock. The lack of liquidity in our common stock may make it difficult for us to issue additional securities for financing or other purposes or to otherwise arrange for any financing that we may need in the future.

We are also no longer subject to the NYSE’s rules, such as corporate governance requirements or the minimum market capitalization and stockholders’ equity criteria. Without required compliance with such standards, investor interest in our common stock may decrease. The delisting of our common stock from the NYSE may also result in other negative implications, including the potential loss of confidence by customers, strategic partners and employees and the loss of investor and media interest in us and our common stock.

We do not currently expect to pay any cash dividends on our common stock, so investors may not receive any return on investment unless investors sell their shares of common stock for a price greater than that which investors paid for them.

On May 30, 2012, our Board adopted a dividend policy pursuant to which we would pay quarterly dividends on our common stock; however, we have not paid any dividends since March 2015. The costs associated with the restatement of our historical financial results, as well as related matters, has presented a significant financial burden on our company, and the continued operation and expansion of our business has required substantial funding. In addition, as of December 31, 2016, our Revolving Credit Facility prevented us from paying dividends. As of September 5, 2017, our Centre Lane Facility continues to prohibit us from paying dividends. Therefore, we do not anticipate paying dividends on our common stock in the foreseeable future.

Any future determination with respect to the payment of dividends will be at the discretion of the Board and will depend upon our financial condition, results of operations, capital requirements, general business conditions, terms of financing arrangements and other factors that our Board may deem relevant. Future dividends, their timing and amount will be subject to capital availability and periodic determinations by our Board that cash dividends are in the best interest of our stockholders and are in compliance with all of our respective laws and agreements applicable to the declaration and payment of cash dividends and may be affected by, among other factors: our views on potential future capital requirements for organic initiatives and strategic transactions, including acquisitions; debt service requirements; our credit rating; changes to applicable tax laws or corporate laws; limitations in our Centre Lane Facility; and changes to our business model. Our dividend payments may change from time to time, and we cannot provide assurance that we will declare dividends of any particular amounts or at all. If we do not pay dividends, then our common stock may be less valuable because a return on investment will occur only if our stock price increases, and such appreciation may not occur.

Actions of activist shareholders could be disruptive and potentially costly, and the possibility that activist shareholders may seek changes that conflict with our strategic direction could cause uncertainty about the strategic direction of our business.

Activist investors may attempt to effect changes in our strategic direction and how our business is governed, or to acquire control over us to increase short term stockholder value by advocating corporate actions such as financial restructuring, increased borrowing, special dividends, stock repurchases or even sales of assets or the entire company. In fact, in June 2016, we entered into an election and nomination agreement with certain of our significant stockholders that had filed a Schedule 13D with the SEC with respect to the Company. Pursuant to that agreement, we agreed to appoint two additional directors to our Board, one of whom would serve as a representative of those investors. Among other things, we also agreed to various standstill provisions and to include the investors’ designees in our slate of nominees for election as directors at our next two annual meetings of stockholders. The agreement also provides that, because the Company has not held its 2016 Annual Meeting of Stockholders, the significant stockholders have the right to terminate the agreement at any time after January 1, 2017.

While we welcome varying opinions from all shareholders, activist campaigns that contest or conflict with our strategic direction could have an adverse effect on our results of operations and financial condition, as responding to proxy contests and other actions by activist shareholders can disrupt our operations, be costly and time consuming and divert the attention of our Board and senior management from the pursuit of business strategies. In addition, perceived uncertainties as to our future direction as a result of changes to the composition of our Board may lead to the perception of a change in the direction of our business, instability or lack of continuity which may be exploited by our competitors, may cause concern to our current or potential customers, may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners. These types of actions could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

Future sales of our common stock and any of our other efforts to raise additional capital may depress our stock price.

Sales of a substantial number of shares of our common stock in the public market or otherwise, either by us, a member of management or a major stockholder, or the perception that such sales could occur, could depress the market price of our common stock and have a material adverse effect on our ability to raise capital through the sale of additional equity securities. We may seek additional capital through a combination of private and public equity and debt offerings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, investor ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect investor rights as a stockholder. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. Any of the above could cause a decline in our stock price.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our corporate office is currently located in Irving, Texas. Below is a summary of our owned and leased properties as of December 31, 2016.

	Owned/Leased	Approximate
Location	Expiration Date	Sq. Footage	Principal Uses	Segment
Irving, Texas	Leased (10/21/19)	11,000	Administrative office (corporate headquarters)	Corporate
Monterrey, Mexico	Owned(4)	135,000	Manufacturing and administrative office	Mechanical Solutions
Auburn, Massachusetts	Leased (12/21/26)	55,000	Manufacturing and administrative office	Mechanical Solutions
South Bend, Indiana	Leased(1)	110,000	Manufacturing and administrative office	Electrical Solutions
Chattanooga, Tennessee	Leased(2)	105,000	Manufacturing and administrative office	Electrical Solutions
Caldwell, Idaho	Leased (6/30/23)	58,000	Manufacturing and administrative office	Electrical Solutions
Heerlen, The Netherlands	Leased (9/30/21)	26,700	Administrative office	Mechanical Solutions
Heerlen, The Netherlands	Owned(4)	14,800	Administrative office	Mechanical Solutions
Baghdad, Iraq	Leased (1/8/18)	200	Branch office	Mechanical Solutions
Tulsa, Oklahoma	Leased (3/31/24)	49,900	Manufacturing and administrative office	Mechanical Solutions
Tulsa, Oklahoma	Leased (1/31/18)(3)	2,000	Administrative office	Mechanical Solutions
Shanghai, China	Leased (11/17/18)	1,200	Administrative office	Mechanical Solutions
Shanghai, China	Leased (6/30/18)	1,600	Warehouse facility	Mechanical Solutions
Houston, Texas	Leased (12/21/26)	114,400	Manufacturing and administrative office	Electrical Solutions
Florence, South Carolina	Leased (3/31/17)(3)	25,120	Warehouse facility and administrative office	Services
Atlanta, Georgia	Leased (3/31/23)	24,000	Administrative office	Services
Elmhurst, New York	Leased (10/31/17)	8,200	Warehouse facility and administrative office	Services

(1)We lease four facilities in South Bend, Indiana. These leases expire on December 31, 2017, February 2, 2018, July 26, 2019 and September 24, 2020.

(2)We lease two facilities in Chattanooga, Tennessee. These leases expire on November 30, 2019 and June 30, 2023.

(3)We terminated the Tulsa, Oklahoma office lease and Florence, South Carolina lease in March and May 2017, respectively.

(4)We are currently engaged in a process to sell our owned property in The Netherlands and Monterrey, Mexico.

Item 3.  Legal Proceedings.

Shareholder Litigation

A putative shareholder class action, captioned Budde v. Global Power Equipment Group Inc., is pending in the U.S. District Court for the Northern District of Texas. This action and another action were filed on May 13, 2015 and June 23, 2015, and on July 29, 2015, the court consolidated the two actions and appointed a lead plaintiff. On May 1, 2017, the lead plaintiff filed a second consolidated amended complaint that names the Company and three of our former officers as defendants. It alleges violations of the federal securities laws arising out of matters related to our restatement of certain financial periods and claims that the defendants made material misrepresentations and omissions of material fact in certain public disclosures during the putative class period in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5, as promulgated thereunder. The plaintiffs seek class certification on behalf of persons who acquired our stock between September 7, 2011 and May 6, 2015, monetary damages of “more than $200 million” on behalf of the putative class and an award of costs and expenses, including attorneys’ fees and experts’ fees. We intend to defend against this action. On June 26, 2017, the Company and the individual defendants filed a motion to dismiss the complaint. On August 23, 2017, the lead plaintiff filed its opposition to that motion. Defendants have until September 22, 2017 to file a reply in further support of their motion. Litigation is subject to many uncertainties and the outcome of this action is not predictable with assurance. At this time, we are unable to predict the possible loss or range of loss, if any, associated with the resolution of this litigation, or any potential effect such may have on us or our business or operations.

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

For a description of our material pending legal and regulatory proceedings and settlements, see “Note 15—Commitments and Contingencies” and “Note 20—Subsequent Events” to our consolidated financial statements.

Item 4.  Mine Safety Disclosures.

Not applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price of Our Common Stock

Our common stock traded on the NYSE through March 30, 2016. Effective March 30, 2016, the NYSE suspended trading in our securities. Our securities were officially delisted from the NYSE on April 18, 2016. Our shares are currently quoted on the OTC under the symbol “GLPW.” The high and low bid information for each quarter since January 1, 2015, as traded on the NYSE through March 30, 2016 and on the OTC beginning March 31, 2016, is as follows:

	2016			2015
	High	Low	Dividends Declared	High	Low	Dividends Declared
1st Quarter	$3.54	$2.50	—	$14.10	$12.06	$0.09
2nd Quarter	$2.54	$1.50	—	$13.75	$7.42	—
3rd Quarter	$5.16	$2.01	—	$7.98	$3.49	—
4th Quarter	$4.83	$2.90	—	$5.80	$3.39	—

The high and low bid information for each quarter since January 1, 2017, as traded on the OTC is as follows:

	2017
	High	Low	Dividends Declared
1st Quarter	$5.40	$4.01	—
2nd Quarter	$4.50	$3.21	—
3rd Quarter (through September 5, 2017)	$3.50	$2.46	—

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

Holders

As of September 5, 2017, there were 17,778,885 shares of our common stock outstanding and 133 holders of record of our common stock. We believe that the number of beneficial holders of our common stock is substantially greater than the number of holders of record.

Dividends

We have not paid dividends to holders of our common stock since March 2015, and the terms of our Revolving Credit Facility, as amended, prevented us from paying dividends as of December 31, 2016. Although in June 2017, we repaid the amounts outstanding under the Revolving Credit Facility, the terms of our Centre Lane Facility currently prevent us from paying dividends. In addition, declaration and payment of future dividends would depend on many factors, including, but not limited to, our earnings, financial condition, business development needs, regulatory considerations and the terms of our Centre Lane Facility, and is at the discretion of our Board of Directors. We currently have no plan in place to pay cash dividends. See “Part I—Item 1A. Risk Factors—We do not currently expect to pay any cash dividends on our common stock, so investors may not receive any return on investment unless investors sell their shares of common stock for a price greater than that which investors paid for them.”

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2016, we did not sell any of our equity securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Securities Authorized for Issuance under Equity Compensation Plans

The disclosure required by this Item is included under “Part III—Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K.

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither we, nor any “affiliated purchaser,” as defined in SEC Rule 10b-18(a)(3), purchased any of our equity securities during the years ended December 31, 2016, 2015 or 2014.

Equity Compensation Plan Information

For a discussion of our equity compensation plan information, see “Part III—Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Five Year Stock Performance Table

The stock price performance graph below shall not be deemed soliciting material or to be filed with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, nor shall it be incorporated by reference into any past or future filing under the Securities Act or the Exchange Act, except to the extent we specifically request that it be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

The following graph illustrates the five-year cumulative total return on investments in our common stock (GLPW), our peer group and the Russell 2000 Index. These indices are prepared by Zacks Investment Research, Inc. Our common stock is quoted on the OTC market and was previously listed on the NYSE. The shareholder return shown below is not necessarily indicative of future performance. Total return, as shown, assumes $100 invested on December 31, 2011 in shares of our common stock, shares of our peer group and the Russell 2000 Index, all with cash dividends reinvested. The calculations exclude trading commissions and taxes.

	12/11	12/12	12/13	12/14	12/15	12/16
GLPW	100.00	73.32	85.40	61.62	15.64	21.21
Russell 2000	100.00	116.35	161.52	169.42	161.95	196.45
Peer Group(1)	100.00	113.54	164.00	128.96	130.69	161.07

(1)

The companies in our peer group are: Aegion Corporation, Astec Industries, AZZ, Inc., BWX Technologies, Inc. (formerly Babcock & Wilcox), CECO Environmental Corp., Chicago Bridge & Iron Company N.V., Donaldson Company, Inc., Dycom Industries, Inc., Graham Corporation, Matrix Service Company, MYR Group Inc., Powell Industries, Inc., Team, Inc. and Willbros Group, Inc. We selected these companies pursuant to Item 201(e) of Regulation S-K under the Exchange Act.

.

Item 6.  Selected Financial Data.

Five-Year Summary of Selected Financial Data

The following selected financial data are derived from the (i) audited consolidated financial statements for the years ended December 31, 2016, 2015 and 2014, (ii) audited consolidated statement of operations for the year ended December 31, 2013, (iii) unaudited consolidated balance sheets as of December 31, 2013 and 2012 and (iv) unaudited consolidated statement of operations for the year ended December 31, 2012, and should be read in conjunction with “Part I—Item 1A. Risk Factors,” “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part II—Item 8. Financial Statements and Supplementary Data” and our consolidated financial statements and the related notes included in this Form 10-K.

These historical results are not necessarily indicative of results to be expected for any future periods.

(in thousands, except share and per share data)	Year Ended December 31,
Statement of Operations	2016	2015	2014	2013	2012
					(unaudited)
Total revenue	$418,588	$589,003	$539,053	$465,914	$463,286
Gross profit	48,989	52,597	73,334	80,810	72,448
Gross profit percentage	11.7%	8.9%	13.6%	17.3%	15.6%
Operating expenses	65,297	75,818	77,118	72,825	61,218
Restatement expenses	6,738	14,385	—	—	—
Loss on sale of business and net assets held for sale	8,812	—	—	—	—
Loss on sale-leasebacks, net	1,857	—	—	—	—
Impairment expense	—	47,755	—	—	—
Bargain purchase gain	—	(3,168)	—	—	—
Operating (loss) income	(33,715)	(82,193)	(3,784)	7,985	11,230
Interest expense, net	8,398	4,484	1,820	893	1,563
Foreign exchange (gain) loss	(217)	(1,014)	(65)	(199)	254
Other expense (income), net	15	12	34	(28)	308
(Loss) income from continuing operations before income tax	(41,911)	(85,675)	(5,573)	7,319	9,105
Income tax expense (benefit)	1,702	(6,946)	41,661	(1,840)	(3,266)
(Loss) income from continuing operations	(43,613)	(78,729)	(47,234)	9,159	12,371
(Loss) income from discontinued operations(1)	—	—	(1)	279	24
Net (loss) income	$(43,613)	$(78,729)	$(47,235)	$9,438	$12,395
(Loss) earnings per share from continuing operations:
Basic	$(2.51)	$(4.59)	$(2.78)	$0.54	$0.73
Diluted	$(2.51)	$(4.59)	$(2.78)	$0.54	$0.72
Common shares outstanding:
Weighted-average shares outstanding
Basic	17,348,286	17,151,810	17,005,589	16,919,981	16,885,259
Diluted	17,348,286	17,151,810	17,005,589	17,045,095	17,247,723

	December 31,
Balance Sheet	2016	2015	2014	2013	2012
					(unaudited)
Current assets	$158,242	$172,035	$190,672	$169,824	$183,124
Total assets	232,842	301,030	361,643	362,324	331,244
Current liabilities	77,342	79,201	76,090	63,768	63,947
Long-term debt	45,341	70,000	45,000	23,000	—
Stockholders’ equity	87,134	130,767	212,818	269,712	262,617
Cash dividends declared per common share	—	$0.09	$0.36	$0.36	$0.27

(1)	Discontinued operations includes the results of our Deltak, LLC business unit (the “Deltak business unit”), which was sold in 2011.

Quarterly Financial Data – Unaudited

(in thousands, except share and per share data)	For the Quarter Ended
Statement of Operations	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total revenue	$103,635	$85,444	$106,787	$122,722
Gross profit	11,955	12,937	9,286	14,811
Gross profit percentage	11.5%	15.1%	8.7%	12.1%
Operating expenses	14,066	15,894	17,484	17,853
Restatement expenses	1,151	1,132	1,542	2,913
Loss on sale of business and net assets held for sale	124	495	8,193	—
Loss on sale-leasebacks, net	1,857	—	—	—
Operating loss	(5,243)	(4,584)	(17,933)	(5,955)
Interest expense, net	1,977	1,764	1,997	2,660
Foreign exchange (gain) loss	(479)	83	(129)	308
Other expense (income), net	65	(109)	64	(5)
Loss from continuing operations before income tax	(6,806)	(6,322)	(19,865)	(8,918)
Income tax expense	180	408	247	867
Net loss	$(6,986)	$(6,730)	$(20,112)	$(9,785)
Loss per share:
Basic	$(0.40)	$(0.39)	$(1.16)	$(0.57)
Diluted	$(0.40)	$(0.39)	$(1.16)	$(0.57)
Common shares outstanding:
Weighted-average shares outstanding
Basic	17,433,754	17,396,079	17,338,255	17,223,901
Diluted	17,433,754	17,396,079	17,338,255	17,223,901

	As of the Quarter Ended
Balance Sheet	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Current assets	$158,242	$157,821	$172,368	$167,240
Total assets	232,842	248,348	270,073	293,454
Current liabilities	77,342	77,482	78,062	79,763
Long-term debt	45,341	54,103	69,000	69,500
Stockholders’ equity	87,134	95,650	102,103	122,770
Cash dividends declared per common share	—	—	—	—

.

(in thousands, except share and per share data)	For the Quarter Ended
Statement of Operations	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total revenue	$144,424	$124,162	$174,276	$146,141
Gross profit	8,945	14,932	17,948	10,772
Gross profit percentage	6.2%	12.0%	10.3%	7.4%
Operating expenses	18,162	18,486	18,720	20,450
Restatement expenses	5,974	6,796	1,615	—
Impairment expense	4	47,751	—	—
Bargain purchase gain	—	—	—	(3,168)
Operating loss	(15,195)	(58,101)	(2,387)	(6,510)
Interest expense, net	2,076	953	830	625
Foreign exchange (gain) loss	151	(55)	144	(1,254)
Other expense (income), net	21	(2)	(39)	32
Loss from continuing operations before income tax	(17,443)	(58,997)	(3,322)	(5,913)
Income tax expense (benefit)	549	(7,192)	576	(879)
Net loss	$(17,992)	$(51,805)	$(3,898)	$(5,034)
Loss per share:
Basic	$(1.05)	$(3.02)	$(0.23)	$(0.29)
Diluted	$(1.05)	$(3.02)	$(0.23)	$(0.29)
Common shares outstanding:
Weighted-average shares outstanding
Basic	17,186,159	17,161,183	17,159,115	17,099,728
Diluted	17,186,159	17,161,183	17,159,115	17,099,728

	As of the Quarter Ended
Balance Sheet	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Current assets	$172,035	$195,340	$218,659	$192,535
Total assets	301,030	324,909	398,393	373,120
Current liabilities	79,201	85,676	100,031	89,544
Long-term debt	70,000	70,000	70,000	53,000
Stockholders’ equity	130,767	148,301	200,170	202,431
Cash dividends declared per common share	—	—	—	$0.09

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides an analysis of the results for each of our segments, an overview of our liquidity and capital resources and other items related to our business. It contains forward-looking statements about our future revenue, operating results and expectations. See “Cautionary Note Regarding Forward-Looking Statements” and “Part I—Item 1A. Risk Factors” for a discussion of the risks, assumptions and uncertainties affecting these statements. This discussion and analysis should be read in conjunction with Part I of this Form 10-K as well as our consolidated financial statements and notes thereto included in this Form 10-K.

Industry Trends and Outlook

Mechanical Solutions.  Demand for our Mechanical Solutions products is based on worldwide economic growth and long-term views regarding natural gas as an energy source. Demand for our products and services has historically fluctuated with industrial demand for new power generating capacity, and the development of energy and industrial infrastructure globally. Our Mechanical Solutions products are sold worldwide. The time from order to shipment for the majority of this segment’s products is typically nine to twelve months. The CFI and TOG operations order to shipment cycle is less than six months. The TOG business was sold in July 2016.

With forecasted long-term growth in global energy demand, a continued focus on shale gas development in North America and other markets and the interest in cleaner and more economical generation of electricity, we believe that demand for gas-fired power generation plants is likely to remain solid over time due to relatively quick construction times, low capital costs and low carbon emissions as compared with other forms of fossil fuel powered plants.

With the expanded development of renewable energy, natural gas-fired power generation facilities are facing increased cycling (starts and stops) and higher capacity factors. We expect higher cycling and capacity factors to lead to increased aftermarket service work as the number of starts and hours accumulated are greater than original design expectations. In addition, we are seeing an increased demand for aftermarket support in the Middle East as operators there continue plant conversions from simple to combined cycle.

We expect the demand for natural gas turbine power generating capacity additions in certain emerging markets will outpace growth in developed markets over the near term. In regions where natural gas is plentiful, we expect that gas-fired power generation will be the preferred fuel source for baseload power. This growth will be constrained by the capacity of fuel transport for offtake via pipelines or other delivery methods.

Our overall long-term market outlook remains positive as demand has increased for global power generation capacity additions, although it has been recently affected by short-term headwinds resulting from continued macroeconomic uncertainties and a slow global recovery. Natural gas power generation remains a less expensive and lower emission alternative to coal-fired power generation. We believe these trends should stimulate new natural gas power generation facilities and upgrades to existing infrastructure. Additionally, regional building codes are demanding more energy efficient products and we are positioned well with engineering and manufacturing methods to take advantage of these demands.

Electrical Solutions.  Multiple industry factors are increasing the need for this segment’s products. The growth in electric transmission and distribution systems is being influenced by the increased use of renewable energy sources and distributed generation technologies. While rooftop solar generation may get the most attention, distributed energy resources (“DERs”) include more technologies. Unlike central station generation, DERs can sit on either side of the utility meter and may be owned by a utility, a customer or a third party. The category previously consisted of small-scale utility-owned diesel or gas engine generators strategically located to support distribution system operation. Today, DERs also include small-scale energy storage, including batteries and flywheels, as well as small-scale solar, wind and hydro generation. Also included in the DER category are distribution system management tools such as demand response. The adoption and benefits of DER technologies are starting to be recognized in the global power markets.

Our products also support the growing market for power generation for datacenters as the demand for cloud-based computing and data storage continues to increase. As more businesses convert to this model, the need for standby generation projects increases, which drives demand for our products. While the U.S. and E.U. are leading this trend, we expect this to be a global phenomenon as developing countries continue to adopt the Internet as both a social and business medium.

Also driving the expansion of market opportunities for our products is the expansion of the pipeline system in North America to transport increasing oil and natural gas production to end markets, LNG transport facilities and downstream production facilities.

Services.    Nuclear power generation - Demand for plant upgrades, modification and maintenance services that we provide to U.S. nuclear power generation facilities slowed in 2016. Competition from gas-fired power generation providers that resulted from continued low natural gas prices forced participants in the U.S. nuclear industry to significantly reduce costs. Compliance requirements helped to offset this impact. The nuclear industry faces significant regulatory mandates following the 2011 nuclear accident at Fukushima Daiichi in Japan and from additional National Fire Protection Association requirements. Compliance with these and other regulations required significant spending for modifications to existing equipment. We had significant involvement providing those modifications to our customers in 2015 that continued through 2016.

Nuclear power plant modification and maintenance work that we performed declined in 2016 due to the loss of a significant maintenance and modification contract and the Tennessee Valley Authority’s completion of Watts Bar Unit 2, where we had a large role in the construction process. The new nuclear units under construction in the U.S. present significant opportunities for us, and we have multiple contracts at Plant Vogtle Units 3 and 4, which may remain under construction for several years. It is unlikely that any additional nuclear units will begin construction in the U.S. in the next several years due to cost and schedule uncertainties and competition from lower cost gas-fired units.

We believe there may be an opportunity for us to expand our capabilities and serve the decommissioning of nuclear power facilities. Several nuclear units have announced retirement in the coming years, and we are pursuing projects in the decommissioning market.

Other fossil fuel power generation - Demand for routine maintenance, plant upgrades, modification and new construction at U.S. coal-fired power generation facilities is similarly negatively impacted by low cost gas-fired generation, and also by the cost of complying with clean air regulations.

The U.S. EIA reported that natural gas-fired generation surpassed coal-fired generation as the most common electricity fuel in 2016. As a result, we have seen the demand for routine maintenance, plant upgrades, modification and new construction in the gas-fired generation market increase. We have maintained a presence in that market, primarily in capital projects for efficiency improvements. However, because most of those plants are newer than their nuclear and coal counterparts, they require fewer upgrades, which means they also require less maintenance than either coal or nuclear plants.

In addition to our traditional maintenance and modification services, we are seeking to align with complementary service providers to provide turnkey EPC services for larger capital and maintenance projects. We see this alignment as an area of continued future growth that would allow us to reach new customers and markets. While we provide most of our specialty services as an addendum to our traditional maintenance and modification services at power plants, we also service customers in other segments of the market, including pulp and paper industrial facilities. The demand for maintenance and modifications in the pulp and paper market was steady in 2016.

Financial Results

Consolidated financial operating information for the most recent three years is summarized below. This information, as well as the selected financial data provided in “Part II—Item 6. Selected Financial Data” and our consolidated financial statements and related notes included in this Form 10-K, should be referred to when reading our discussion and analysis of results of operations below.

	Year Ended December 31,
(in thousands)	2016	2015	2014
Revenue	$418,588	$589,003	$539,053
Cost of revenue	369,599	536,406	465,719
Gross profit	48,989	52,597	73,334

Selling and marketing expenses	9,544	12,130	10,045
General and administrative expenses	48,599	55,086	58,747
Restatement expenses	6,738	14,385	—
Loss on sale of business and net assets held for sale	8,812	—	—
Loss on sale-leasebacks, net	1,857	—	—
Impairment expense	—	47,755	—
Bargain purchase gain	—	(3,168)	—
Depreciation and amortization expense(1)	7,154	8,602	8,326
Total operating expenses	82,704	134,790	77,118
Operating loss	(33,715)	(82,193)	(3,784)

Interest expense, net	8,398	4,484	1,820
Foreign currency gain	(217)	(1,014)	(65)
Other expense, net	15	12	34
Loss from continuing operations before income tax	(41,911)	(85,675)	(5,573)
Income tax expense (benefit)	1,702	(6,946)	41,661
Loss from continuing operations	(43,613)	(78,729)	(47,234)
Discontinued operations:
Loss from discontinued operations, net of tax	—	—	(1)
Loss from discontinued operations	—	—	(1)
Net loss	$(43,613)	$(78,729)	$(47,235)

(1)Excludes depreciation and amortization expense for the years ended December 31, 2016, 2015 and 2014 of $2.2 million, $2.5 million and $1.6 million, respectively, included in cost of revenue.

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

We add a booking to our backlog for Mechanical Solutions segment and Electrical Solutions segment orders when we receive a purchase order or other written contractual commitment from a customer. We reduce backlog for those segments as revenue is recognized or upon cancellation.

The services we provide through our Services segment are typically carried out under construction contracts, long-term maintenance contracts and master service agreements. Backlog related to fixed-price contracts represents the total amount of revenue we expect to record in the future as a result of performing work under contracts that have been awarded to us. With respect to multi-year maintenance contracts, we include in backlog the amount of revenue we expect to receive for only one succeeding year, regardless of the remaining life of the contract. Revenue estimates included in our backlog can be subject to change as a result of project accelerations, cancellations or delays due to various factors, including, but not limited to, the customer’s budgetary constraints and adverse weather. These factors can also cause revenue amounts to be realized in different periods and at levels other than those originally projected. Additional work that is not identified under the original contract is added to our backlog when we reach an agreement with the customer as to the scope and pricing of that additional work. Capital project awards are typically defined in terms of scope and pricing at the time of a contractual commitment from the customer. Upon receipt of a customer commitment, we add capital project bookings to our backlog at full contract value, regardless of the time frame anticipated to complete the project. Maintenance services and capital project bookings are removed from our backlog as work is performed and revenue is recognized, or upon cancellation.

Backlog is not a measure defined by GAAP, and our methodology for determining backlog may vary from the methodology used by other companies in determining their backlog amounts. Backlog may not be indicative of future operating results and projects in our backlog may be cancelled, modified or otherwise altered by our customers.

The following table summarizes our backlog, by segment:

	December 31,
(in thousands)	2016	2015	2014
Mechanical Solutions	$37,792	$62,187	$89,932
Electrical Solutions	55,891	64,103	63,772
Services	138,567	132,671	231,534
Total	$232,250	$258,961	$385,238

Mechanical Solutions.  Backlog as of December 31, 2016 decreased $24.4 million from December 31, 2015. The decline in backlog was attributed to quality issues in prior years with two of our major OEM customers in the United States. While we believe we have remediated the quality issues that affected 2015 and prior periods, we did not receive sufficient new orders to replace 2016 billings. In addition, we converted $20.2 million of 2015 backlog without replacing the completed projects with similar new orders. Aftermarket products backlog declined $5.0 million in 2016 due to the loss of a key customer and from the sale of TOG in 2016.

Our Mechanical Solutions backlog as of December 31, 2015 decreased $27.7 million from December 31, 2014. After the carryforward effect on backlog of the general industry decline in orders in 2014, our company specific issues compounded the negative impact in 2015. Due to product quality and on time delivery issues in prior periods, we only booked $5.3 million of new inlet system orders from two of our major OEM customers in the United States in 2015. A decision in late 2014 to move to a matrix organizational structure within our products businesses created further disruption, and that structure was abandoned in the second quarter of 2015. Nevertheless, 2015 operating performance was substantially impacted by the disruption, as were year-end 2015 backlog and orders.

Electrical Solutions.  Backlog as of December 31, 2016 decreased $8.2 million from December 31, 2015. The decrease in backlog was driven primarily by the closure of our Chattanooga plant. Plant selection was largely driven by distance to our customers’ project sites and, in early 2016, we experienced a reduction in orders in the southeast region which was primarily serviced by our Chattanooga plant.

Our Electrical Solutions backlog as of December 31, 2015 increased $0.3 million from December 31, 2014 primarily because of $4.9 million of backlog acquired in our acquisition of the Siemens’ eHouse manufacturing operations in February 2015 remaining in backlog as of the end of 2015, mostly offset by normal differences in the timing of the inflows and outflows of backlog.

Services.  Backlog as of December 31, 2016 increased $5.9 million from December 31, 2015. A $32.7 million fixed-price multi-year award and the timing of a nuclear customer’s outage schedule, which contributed $16.8 million to 2016 backlog, more than offset the $28.1 million decline in backlog related to the completion of the construction and support services project for restart activities at Watts Bar Unit 2 and the cancellation of a nuclear project that had $11.1 million remaining in backlog as of December 31, 2015. Backlog as of December 31, 2016 included $48.0 million related to the construction of Plant Vogtle Units 3 and 4, which represented 34.7% of Services backlog.

Our Services segment backlog decrease of $98.9 million as of December 31, 2015 was primarily due to the loss of a significant maintenance and modification contract, which adversely impacted our fourth quarter 2015 results. Additionally, the completion of a large fixed-price project and the timing of a scheduled nuclear outage contributed to the decline in backlog.

Year ended December 31, 2016 compared with year ended December 31, 2015

Revenue

	Year Ended December 31,		Variance
($ in thousands)	2016	2015	$	%
Mechanical Solutions	$112,022	$122,593	(10,571)	(8.6)
Electrical Solutions	75,559	93,057	(17,498)	(18.8)
Services	231,007	373,353	(142,346)	(38.1)
Total	$418,588	$589,003	(170,415)	(28.9)

Mechanical Solutions.  Revenue in 2016 decreased $10.6 million compared with 2015. The decline in revenue in 2016 was largely driven by a $6.7 million decrease for inlet system projects, lower aftermarket part sales and lower backlog entering the year compared with 2015. The sale of TOG in early third quarter of 2016 resulted in $6.2 million lower revenue compared with 2015. Additionally, revenue in 2015 was adversely impacted by $3.9 million in liquidated damages.

Electrical Solutions.  Although Electrical Solutions entered 2016 with modestly higher backlog, revenue in 2016 decreased $17.5 million compared with 2015 due to $7.9 million lower sales of control houses. Additionally, revenue in 2015 benefited from the delivery of $9.9 million of multi-unit generator enclosures to a customer.

Services.  Revenue in 2016 decreased $142.3 million compared with 2015. An increase of $17.8 million in multi-year fixed-price nuclear projects in 2016 was not sufficient to offset a $65.1 million decline from the loss of a nuclear maintenance and modification contract and the associated short-term projects related to the maintenance scope in 2015. In addition, the winding down of construction and support services related to restart activities at a nuclear plant reduced 2016 revenue by $66.4 million compared with 2015. Furthermore, revenue in 2015 benefited $27.3 million from the 18 month outage schedule associated with another nuclear maintenance and modification contract customer.

Revenue by Destination Shipped or Services Performed

Mechanical Solutions:

	Year Ended December 31,		Variance
($ in thousands)	2016	2015	$	%
United States	$37,749	$47,482	(9,733)	(20.5)
Canada	93	3,362	(3,269)	(97.2)
Europe	3,026	3,716	(690)	(18.6)
Mexico	5,091	3,151	1,940	61.6
Asia	19,105	25,422	(6,317)	(24.8)
Middle East	39,619	32,510	7,109	21.9
South America	5,431	498	4,933	990.6
Other	1,908	6,452	(4,544)	(70.4)
Total	$112,022	$122,593	(10,571)	(8.6)

Sales by region varies from year to year due to the size and timing of customer projects, mix among product categories and competition.

Electrical Solutions:

	Year Ended December 31,		Variance
($ in thousands)	2016	2015	$	%
United States	$74,763	$79,164	(4,401)	(5.6)
Canada	281	3,834	(3,553)	(92.7)
Europe	—	—	—	—
Mexico	492	3,550	(3,058)	(86.1)
Asia	10	1,776	(1,766)	(99.4)
Middle East	—	2,997	(2,997)	(100.0)
South America	13	1,483	(1,470)	(99.1)
Other	—	253	(253)	(100.0)
Total	$75,559	$93,057	(17,498)	(18.8)

The vast majority of Electrical Solutions’ revenue is generated in the U.S. The remainder varies from year to year due to the size and timing of customer projects.

Services:

	Year Ended December 31,		Variance
($ in thousands)	2016	2015	$	%
United States	$222,890	$371,365	(148,475)	(40.0)
Canada	—	400	(400)	(100.0)
Europe	—	—	—	—
Mexico	—	252	(252)	(100.0)
Asia	3,983	575	3,408	592.7
Middle East	—	39	(39)	(100.0)
South America	4,134	687	3,447	501.7
Other	—	35	(35)	(100.0)
Total	$231,007	$373,353	(142,346)	(38.1)

The majority of Services revenue is generated in the U.S. and is related to service work performed for operators of nuclear and fossil fuel powered generation facilities and other process and industrial operations. Non-U.S.-based revenue increased $6.1 million due to two dozen non-recurring projects within the Hetsco business. We sold our Hetsco business in early 2017, and therefore, as of September 5, 2017, no longer complete work in the Services segment outside of the U.S.

Gross Profit / Margin %

	Year Ended December 31,		Variance
($ in thousands)	2016	2015	$	%
Mechanical Solutions	$15,507	$8,740	6,767	77.4
Gross Margin %	13.8%	7.1%
Electrical Solutions	$2,250	$(985)	3,235	328.4
Gross Margin %	3.0%	(1.1)%
Services	$31,232	$44,842	(13,610)	(30.4)
Gross Margin %	13.5%	12.0%
Total	$48,989	$52,597	(3,608)	(6.9)
Gross Margin %	11.7%	8.9%

Mechanical Solutions.  Gross profit in 2016 increased $6.8 million compared with 2015 despite $10.6 million lower revenue. The increase in gross profit for 2016 was the result of better project management execution, a $4.3 million reduction in warranty expense and a $3.9 million reduction in liquidated damages compared with 2015. These gross profit increases in 2016 were partially offset by a $1.3 million decrease in gross profit for TOG compared with 2015, which primarily resulted from the sale of TOG in July 2016.

Electrical Solutions.  Gross profit in 2016 increased $3.2 million compared with 2015 despite $17.5 million lower revenue. The increase in gross profit for 2016 was the result of a reduction in operational inefficiencies in the Chattanooga plant, the completion of the start-up phase of production in the Houston facility and $2.5 million lower warranty expense compared with 2015.

Services.  Gross profit in 2016 decreased $13.6 million compared with 2015. Gross profit for 2016 decreased $17.9 million compared with 2015 due to the loss of a nuclear maintenance and modification contract and the associated short-term projects, the completion of construction and support services for restart activities at a nuclear plant and an 18 month outage schedule associated with another nuclear maintenance and modification contract customer. These gross profit declines in 2016 were partially offset by multi-year fixed-price nuclear projects of $1.1 million and fossil fuel projects of $1.9 million.

Operating Expenses

	Year Ended December 31,		Variance
($ in thousands)	2016	2015	$	%
Selling and marketing expenses	$9,544	$12,130	(2,586)	(21.3)
General and administrative expenses	48,599	55,086	(6,487)	(11.8)
Restatement expenses	6,738	14,385	(7,647)	(53.2)
Loss on sale of business and net assets held for sale	8,812	—	8,812	100.0
Loss on sale-leasebacks, net	1,857	—	1,857	100.0
Impairment expense	—	47,755	(47,755)	(100.0)
Bargain purchase gain	—	(3,168)	3,168	100.0
Depreciation and amortization expense(1)	7,154	8,602	(1,448)	(16.8)
Total	$82,704	$134,790	(52,086)	(38.6)

(1)Excludes depreciation and amortization expense for the years ended December 31, 2016 and 2015 of $2.2 million and $2.5 million included in cost of revenue, respectively.

Selling and Marketing Expenses.  Consolidated selling and marketing expenses include personnel, sales commissions, sales promotion, advertising, literature, bidding, estimating and trade shows. Selling and marketing expenses in 2016 decreased $2.6 million and accounted for 2.3% of revenue. This compares with selling and marketing expenses of 2.1% of revenue in 2015. Lower selling and marketing expenses in 2016 were due primarily to a $0.9 million decrease in bad debt expense, a $0.6 million decrease in sales commissions due to lower revenue, a $0.3 million decrease in travel and entertainment expenses and a $0.2 million decrease in recruiting expense compared with 2015.

General and Administrative Expenses.  Consolidated general and administrative expenses include general management, compensation and benefits of employees, officers and directors that are not direct costs of active projects, legal and professional fees and other general expenses, but not expenses incurred in connection with the restatement of our historical financial results and related matters. General and administrative expenses in 2016 decreased $6.5 million primarily as the result of our overall cost-cutting efforts compared with 2015. Our larger decreases in general and administrative expenses in 2016 were due to reduced headcount, which resulted in lower compensation and benefits of $5.0 million, and a $1.3 million decrease in travel and entertainment expenses compared with 2015.

Restatement Expenses.  Restatement expenses in 2016 decreased $7.6 million compared with 2015. The decrease in restatement expenses in 2016 was primarily attributable to the initial investigation and fact-finding costs that took place in 2015. The restatement expenses primarily consisted of fees for legal and accounting services in connection with the restatement of our historical financial results. We expect to incur additional expenses related to the restatement in 2017. Such expenses will include audit and legal, as the restatement was not completed until March 2017 Additionally, there have been document requests from regulators since the filing in March 2017 that have continued to require legal and auditor involvement.

Loss on Sale of Business and Net Assets Held for Sale.  During 2016, we incurred a $0.5 million loss on the sale of our wholly owned subsidiary, TOG. Furthermore, in 2016 we engaged a financial advisor to assist with the sale of our wholly owned subsidiary, Hetsco, in order to pay down debt. In connection with our decision to sell Hetsco, we adjusted the net assets to estimated fair value less estimated selling expenses which resulted in a write-down of $8.3 million. Hetsco was previously included in our Services segment. No such write-downs or losses occurred during the corresponding period in 2015.

Loss on Sale-Leasebacks, Net.  On December 22, 2016, we sold three of our manufacturing facilities in Franklin, Indiana, Auburn, Massachusetts and Houston, Texas for $14.8 million and immediately leased the facilities back for a term of ten years, resulting in a net loss of $1.9 million. No such sale-leaseback transactions occurred in 2015.

Impairment Expense.  Impairment expense consists of charges for the excess of the carrying values of goodwill, other indefinite-lived intangibles and fixed assets over their respective fair values. As a result of our annual goodwill impairment analysis as of October 1, 2016, we determined that the fair value of our reporting units each exceeded their respective book values, and, accordingly, no impairment charge was necessary for the year ended December 31, 2016. During 2015, our common stock traded at a market price that was lower than the book value of the Company for a prolonged period. As a result, in 2015 we recorded a non-cash charge of $47.2 million for the impairment of goodwill and trade names, consisting of goodwill impairment of $37.6 million and $9.6 million of trade names. We also recorded an impairment of $0.6 million on one of our manufacturing facilities in 2015.

Bargain Purchase Gain.  In 2015, we recognized a bargain purchase gain of $3.2 million on the acquisition of the Siemens’ eHouse manufacturing operations. The bargain purchase was primarily the result of the divesture by Siemens outside its core business and has been included in our Electrical Solutions segment since the acquisition. We did not recognize any bargain purchase gain in 2016.

Depreciation and Amortization Expense.  Depreciation and amortization expense consists primarily of depreciation of fixed assets and amortization of definite-lived intangible assets; it excludes amounts included in cost of revenue. Depreciation and amortization expense in 2016 decreased $1.4 million compared with 2015 due to the decline in depreciable assets resulting from the sale of TOG in July 2016 and ceasing to depreciate and amortize our Hetsco assets when they were classified as assets held for sale in June 2016.

Operating Income (Loss)

	Year Ended December 31,		Variance
($ in thousands)	2016	2015	$	%
Mechanical Solutions	$2,230	$(32,997)	35,227	106.8
Electrical Solutions	(8,739)	(27,542)	18,803	68.3
Services	3	12,217	(12,214)	(100.0)
Corporate	(27,209)	(33,871)	6,662	19.7
Total	$(33,715)	$(82,193)	48,478	59.0

Mechanical Solutions.  Operating income in 2016 increased $35.2 million compared with 2015 due to higher gross profit, a $4.6 million decline in operating expenses and the elimination of $23.9 million of impairment expense related to our goodwill and intangible assets that was recognized in the prior year. Lower operating expenses in 2016 were attributed to a $1.7 million reduction in salaries and benefits and a $0.7 million reduction in TOG operating expenses compared with 2015.

Electrical Solutions.  Operating loss in 2016 decreased $18.8 million compared with 2015 as a result of higher gross profit and the elimination of $19.1 million of impairment expense related to goodwill and other intangible assets that was recognized in the prior year. These improvements in 2016 offset the $3.2 million bargain purchase gain recorded in 2015 in connection with our acquisition of the Siemens’ eHouse manufacturing operations.

Services.  Operating income in 2016 decreased $12.2 million compared with 2015 due to lower gross profit of $13.6 million and a loss on net assets held for sale on Hetsco of $8.3 million. The decline in operating income in 2016 was somewhat mitigated by a $5.5 million decrease in selling, general and administrative expenses, excluding the Hetsco loss, compared with 2015 and the elimination of $4.2 million of impairment expense related to our goodwill and intangible assets that were recognized in the prior year. The decrease in selling, general and administrative expenses in 2016 resulted from reorganization efforts aimed at reducing employee-related costs compared with 2015.

Corporate.  Expenses related to our corporate operations are recognized in corporate operating income (loss). The decrease operating loss in 2016 of $6.7 million was primarily due to a reduction in restatement expenses of $7.6 million compared with 2015.

Other Expense (Income)

	Year Ended December 31,		Variance
($ in thousands)	2016	2015	$	%
Interest expense, net	$8,398	$4,484	3,914	87.3
Foreign currency (gain) loss	(217)	(1,014)	797	78.6
Other expense, net	15	12	3	25.0
Total	$8,196	$3,482	4,714	135.4

Total other expense in 2016 increased $4.7 million compared with 2015. The increase in other expense in 2016 was due to a $3.9 million increase in interest expense, net, which reflected higher average interest rates compared with 2015. Our weighted average interest rate in 2016 was 10.2%, compared with 5.0% in 2015. In 2016, the exchange rates in foreign countries where we conduct business, as a whole, remained relatively constant in comparison to the U.S. dollar. In 2015, the foreign currency gain was largely driven by changes in the exchange rates of the Euro and the Peso relative to the U.S. dollar.

Income Tax Expense (Benefit)

	Year Ended December 31,		Variance
($ in thousands)	2016	2015	$	%
Income tax expense (benefit)	$1,702	$(6,946)	8,648	124.5

We recorded income tax expense in 2016 of $1.7 million compared with an income tax benefit of $6.9 million in 2015. Our effective tax rates were (4.1)% and 8.1% for the years ended December 31, 2016 and 2015, respectively.

As of December 31, 2014, we determined that, with the pre‑tax losses generated by the U.S. and certain foreign business operations, specifically the pre‑tax losses generated in 2014 and the preceding two years, the weight of the objective and verifiable negative evidence clearly indicated in the fourth fiscal quarter that a valuation allowance against all of our U.S. and certain foreign deferred tax assets was necessary. As a result, additional valuation allowances of $44.9 million were recorded against the gross deferred tax asset balances as of December 31, 2014, which allowances were also the primary reason that the effective tax rate for 2014 differed from the statutory rate. As of December 31, 2016 and 2015, we had a full valuation allowance against the U.S. and certain foreign deferred tax assets.

The 2016 income tax expense was primarily related to foreign taxes on the net income of our foreign subsidiaries. The 2015 income tax benefit related primarily to a reduction in valuation allowances resulting from deferred tax liabilities created through the impairment of indefinite‑lived intangibles and the bargain purchase gain during the year ended December 31, 2015 that were used to offset deferred tax assets, which were discrete events in 2015.

Our ability to use our deferred tax assets is subject to volatility and could be adversely affected by earnings differing materially from our projections, changes in the valuation of our deferred tax assets and liabilities, expiration of or lapses in tax credits, changes in ownership as defined by Section 382 of Code and outcomes as a result of tax examinations or by changes in tax laws, regulations and accounting principles. As a result, our income tax provisions are also subject to volatility from these changes, as well as from changes in accounting for uncertain tax positions, or interpretations thereof. As a result of our federal and state NOL carryforwards, we are not anticipating any significant current tax expense resulting from our operations in the U.S. or China over the next few years. We are expecting to continue to generate current tax expense from our foreign operations, predominately our European operations, which are subject to a tax rate of 25%.

Year ended December 31, 2015 compared with year ended December 31, 2014

Revenue

	Year Ended December 31,		Variance
($ in thousands)	2015	2014	$	%
Mechanical Solutions	$122,593	$145,910	(23,317)	(16.0)
Electrical Solutions	93,057	77,280	15,777	20.4
Services	373,353	315,863	57,490	18.2
Total	$589,003	$539,053	49,950	9.3

Mechanical Solutions.  Revenue decreased $23.3 million, or 16.0%, largely as a result of fewer orders from two of our major OEM customers in the U.S. We believe that the reduction in orders by the two OEM customers was the result of certain product quality and on time delivery issues. We expect the negative impact of this will continue to affect Mechanical Solutions until we re-establish a record of consistently producing quality products that we deliver on time. In addition to the lower volume, the strengthening of the U.S. dollar versus the Euro throughout 2015 resulted in a $5.4 million decrease in U.S. dollar revenue from our European operations. We also recorded contractual liquidated damages due to late deliveries, which we recognized as a $3.9 million reduction in revenue in 2015, up $2.7 million over 2014.

Electrical Solutions.  Revenue increased $15.8 million, or 20.4%, to $93.1 million. This increase resulted primarily from our resolution of operational inefficiencies at our Chattanooga plant that had been adversely affecting our ability to complete and ship units and our acquisition of the Siemens’ eHouse manufacturing operations in February 2015, which provided $13.4 million of incremental revenue. The resolution of those issues in the second quarter of 2015 allowed us to ship additional units and recognize the corresponding revenue in 2015. The projects completed at our Chattanooga plant in 2015 included two multi-unit generator enclosure orders, which totaled $9.9 million of revenue.

Services.    Revenue increased $57.5 million, or 18.2%, to $373.4 million. The primary drivers of the increase were $74.4 million in incremental revenue associated with construction and support services at a new build nuclear site, the timing of a maintenance and modification customer’s outage schedule and additional projects with a specific customer. Partially offsetting the increase was a $19.0 million decline in revenue from the non-renewal by a customer of a maintenance and modification contract.

Revenue by Destination Shipped or Services Performed

Mechanical Solutions:

	Year Ended December 31,		Variance
($ in thousands)	2015	2014	$	%
United States	$47,482	$59,425	(11,943)	(20.1)
Canada	3,362	3,239	123	3.8
Europe	3,716	12,683	(8,967)	(70.7)
Mexico	3,151	675	2,476	366.8
Asia	25,422	17,109	8,313	48.6
Middle East	32,510	35,333	(2,823)	(8.0)
South America	498	3,404	(2,906)	(85.4)
Other	6,452	14,042	(7,590)	(54.1)
Total	$122,593	$145,910	(23,317)	(16.0)

Sales by region varies from year to year due to the size and timing of customer projects, mix among product categories, and competition.

Electrical Solutions:

	Year Ended December 31,		Variance
($ in thousands)	2015	2014	$	%
United States	$79,164	$70,847	8,317	11.7
Canada	3,834	1,089	2,745	252.1
Europe	—	—	—	—
Mexico	3,550	1,000	2,550	255.0
Asia	1,776	156	1,620	NM*
Middle East	2,997	3,136	(139)	(4.4)
South America	1,483	256	1,227	479.3
Other	253	796	(543)	(68.2)
Total	$93,057	$77,280	15,777	20.4

* Not meaningful

The vast majority of Electrical Solutions’ revenue is generated in the U.S. The remainder varies from year to year due to the size and timing of customer projects.

Services:

	Year Ended December 31,		Variance
($ in thousands)	2015	2014	$	%
United States	$371,365	$313,967	57,398	18.3
Canada	400	339	61	18.0
Europe	—	—	—	—
Mexico	252	—	252	100.0
Asia	575	247	328	132.8
Middle East	39	186	(147)	(79.0)
South America	687	170	517	304.1
Other	35	954	(919)	(96.3)
Total	$373,353	$315,863	57,490	18.2

The majority of Services’ revenue is generated in the U.S. and is related to services work performed for operators of nuclear and fossil fuel powered generation facilities and other process and industrial operations. Non-U.S.-based revenue was relatively flat on a year over year basis and was all derived from our Hetsco business. Subsequent to December 31, 2016, we sold our Hetsco business, and therefore no longer complete work in the Services segment outside of the U.S.

Gross Profit / Margin %

	Year Ended December 31,		Variance
($ in thousands)	2015	2014	$	%
Mechanical Solutions	$8,740	$23,141	(14,401)	(62.2)
Gross Margin %	7.1%	15.9%
Electrical Solutions	$(985)	$4,983	(5,968)	(119.8)
Gross Margin %	(1.1)%	6.4%
Services	$44,842	$45,210	(368)	(0.8)
Gross Margin %	12.0%	14.3%
Total	$52,597	$73,334	(20,737)	(28.3)
Gross Margin %	8.9%	13.6%

Mechanical Solutions.  Gross profit decreased $14.4 million on a $23.3 million decrease in revenue. Compounding the impact of lower revenue, we lowered our bid margins to address competitive pressure and also encountered operational inefficiencies, particularly in our Braden U.S. operations. The cumulative effect was a full year gross margin percentage decrease from 15.9% to 7.1% for the segment. As a result of those factors, we also accrued negative margins of $3.8 million related to contracts that were not complete as of December 31, 2015, but which we estimated would result in losses. Warranty expense also increased $0.5 million as a result of certain quality issues.

Electrical Solutions.  Gross profit decreased $6.0 million, while revenue increased $15.8 million, as a result of the effects of operating inefficiencies at our Chattanooga plant and start-up inefficiencies at our Houston plant. Although we recognized $9.9 million of revenue related to two significant multi-unit generator enclosure orders, those orders resulted in a combined loss of $1.7 million in 2015 due to the challenges of a new product design combined with the overall effects from operational inefficiencies at our Chattanooga plant. We also recorded negative margins of $1.4 million on contracts with no related revenue either due to estimated loss contracts or contract cancellations but which we estimated would result in losses. In addition, warranty expense increased $2.8 million.

Services.  Gross profit decreased $0.4 million, or 0.8%, to $44.8 million in our fiscal year 2015 compared with $45.2 million in our fiscal year 2014. An increase of $7.3 million in gross profit resulted from services at a new build nuclear site, non-recurring projects and an incremental nuclear outage project. This was offset by a $7.9 million decrease in gross profit from a short term non-recurring fixed-price nuclear project and the non-renewal by a customer of a maintenance and modification contract.

Operating Expenses

	Year Ended December 31,		Variance
($ in thousands)	2015	2014	$	%
Selling and marketing expenses	$12,130	$10,045	2,085	20.8
General and administrative expenses	55,086	58,747	(3,661)	(6.2)
Restatement expenses	14,385	—	14,385	100.0
Impairment expense	47,755	—	47,755	100.0
Bargain purchase gain	(3,168)	—	(3,168)	(100.0)
Depreciation and amortization expense(1)	8,602	8,326	276	3.3
Total	$134,790	$77,118	57,672	74.8

(1)Excludes depreciation and amortization expense for the years ended December 31, 2015 and 2014 of $2.5 million and $1.6 million included in cost of revenue, respectively.

Selling and Marketing Expenses.  Consolidated selling and marketing expenses increased $2.1 million year over year to $12.1 million, or 2.1% of revenue. This compares with selling and marketing expenses of 1.9% of revenue in 2014. Higher selling and marketing expenses in 2015 were attributable to $1.0 million in increased compensation expense caused by temporary increases in Mechanical Solutions sales efforts in an attempt to stem revenue declines. In addition, bad debt expense increased $1.0 million. Sales staffing was subsequently reduced.

General and Administrative Expenses.  Lower consolidated general and administrative expenses of $3.7 million year over year were primarily the result of $4.4 million lower incentive compensation expense and $0.7 million of losses from the disposal of fixed assets in 2014 that did not occur in 2015. The decreases were partially offset by $1.4 million increase in salary expenses.

Restatement Expenses.  In 2015, we incurred $14.4 million of expenses relating to the restatement of our historical financial results. We did not incur such expenses in 2014. The restatement expenses primarily consisted of fees for legal and accounting services.

Impairment Expense.  During 2015, our common stock traded at a market price that was lower than its book value for a prolonged period. As a result, we recorded a non-cash charge of $47.2 million for the impairment of goodwill and trade names in the third quarter of 2015, consisting of goodwill impairment of $37.6 million and $9.6 million of indefinite-lived intangibles impairment. We also recorded impairment of $0.6 million on one of our manufacturing facilities in 2015. We did not record any impairment charges in 2014. For additional information, see “Part I—Item 1A. Risk Factors” and “Note 7—Goodwill and Other Intangible Assets” to our consolidated financial statements.

Bargain Purchase Gain.  We recognized a bargain purchase gain of $3.2 million on the acquisition of the Siemens’ eHouse manufacturing operations. The bargain purchase was primarily the result of divesture by Siemens outside their core business and is included in our Electrical Solutions segment since acquisition.

Depreciation and Amortization Expenses.  Depreciation and amortization expense increased $0.3 million in 2015 as a result of additional expense related to fixed assets depreciation and intangibles amortization for the Siemens’ eHouse manufacturing operations, which we acquired in February 2015.

Operating Income (Loss)

	Year Ended December 31,		Variance
($ in thousands)	2015	2014	$	%
Mechanical Solutions	$(32,997)	$5,116	(38,113)	(745.0)
Electrical Solutions	(27,542)	(3,623)	(23,919)	(660.2)
Services	12,217	16,080	(3,863)	(24.0)
Corporate	(33,871)	(21,357)	(12,514)	(58.6)
Total	$(82,193)	$(3,784)	(78,409)	NM*

*Not meaningful

Mechanical Solutions.  Operating income for our Mechanical Solutions segment decreased due to the $14.4 million reduction in gross profit, and $23.9 million of impairment expense related to goodwill and other intangible assets.

Electrical Solutions.  Operating loss for our Electrical Solutions segment increased due to the $6.0 million reduction in gross profit, $19.1 million of impairment expense related to goodwill and other intangible assets and $0.4 million of acquisition expenses related to the Siemens’ eHouse manufacturing operations acquisition. The decline in operating income was partially offset by the $3.2 million bargain purchase gain that we recorded in connection with our acquisition of the Siemens’ eHouse manufacturing operations. Excluding those significant non-recurring items, operating expenses increased $1.6 million, including a $0.6 million increase in bad debt expense.

Services.  Operating income for our Services segment was lower in 2015 primarily because of $4.2 million of impairment charges relating to goodwill and trade names.

Corporate.  We recognized an operating loss related to our corporate operations of $33.9 million in 2015 compared with a loss of $21.4 million in 2014. The higher expense was primarily due to the $14.4 million of expenses related to the restatement of our historical financial statements.

Other Expense (Income)

	Year Ended December 31,		Variance
($ in thousands)	2015	2014	$	%
Interest expense, net	$4,484	$1,820	2,664	146.4
Foreign currency gain	(1,014)	(65)	(949)	NM*
Other expense (income), net	12	34	(22)	(64.7)
Total	$3,482	$1,789	1,693	94.6

*Not meaningful

Total other expense increased $1.7 million, or 94.6%, to $3.5 million in fiscal year 2015 compared with $1.8 million in fiscal year 2014. The increase was attributable to a $2.7 million increase in interest expense, net in 2015, which was the result of a higher average outstanding debt balance in 2015 of $57.5 million, compared with an average outstanding debt balance in 2014 of $34.0 million and higher average interest rates. For both fiscal years, the gain on currency translation was largely driven by changes in the exchange rates of the Euro and the Peso relative to the U.S. dollar.

Income Tax Expense (Benefit)

	Year Ended December 31,		Variance
($ in thousands)	2015	2014	$	%
Income tax expense (benefit)	$(6,946)	$41,661	(48,607)	(116.7)

We recorded an income tax benefit in 2015 of $6.9 million compared with an income tax expense of $41.7 million in 2014. Our effective tax rates were 8.1% and (747.6)% for the years ended December 31, 2015 and December 31, 2014, respectively.

As of December 31, 2014, we determined that, with the restated pre-tax losses generated by the U.S. and certain foreign business operations, specifically the restated pre-tax losses generated in 2014 and the preceding two years, the weight of the objective and verifiable negative evidence clearly indicated in the fourth fiscal quarter that a valuation allowance against all of our U.S. and certain foreign deferred tax assets was necessary. As a result, additional valuation allowances of $44.9 million were recorded against the gross deferred tax asset balances as of December 31, 2014, which allowances were also the primary reason that the effective tax rate for 2014 differed from the statutory rate. As of December 31, 2015, we had a full valuation allowance against the U.S. and certain foreign deferred tax assets.

The decrease in income tax expense during 2015 related primarily to a reduction in valuation allowances resulting from deferred tax liabilities created through the impairment of indefinite-lived intangibles and bargain purchase gain during the year ended December 31, 2015 that were used to offset deferred tax assets.

Our ability to use our deferred tax assets is subject to volatility and could be adversely affected by earnings differing materially from our projections, changes in the valuation of our deferred tax assets and liabilities, expiration of or lapses in tax credits, changes in ownership as defined by Section 382 of Code and outcomes as a result of tax examinations or by changes in tax laws, regulations and accounting principles. As a result, our income tax provisions are also subject to volatility from these changes, as well as from changes in accounting for uncertain tax positions, or interpretations thereof. As a result of our federal and state NOL carryforwards, we are not anticipating any significant current tax expense resulting from our operations in the U.S. or China over the next few years. We are expecting to continue to generate current tax expense from our foreign operations, predominately our European operations, which are subject to a tax rate of 25%.

Three months ended March 31, 2016 compared with three months ended March 31, 2015

Revenue

	Three Months Ended March 31,		Variance
($ in thousands)	2016	2015	$	%
Mechanical Solutions	$36,356	$30,860	5,496	17.8
Electrical Solutions	17,637	14,925	2,712	18.2
Services	68,729	100,356	(31,627)	(31.5)
Total	$122,722	$146,141	(23,419)	(16.0)

Mechanical Solutions.  Revenue for the three months ended March 31, 2016 increased $5.5 million compared with the corresponding period in 2015 due to incremental air intake system projects from the Middle East region. Revenue for the three months ended March 31, 2015 included an $0.8 million charge for contractual liquidated damages that did not recur in 2016.

Electrical Solutions.  Revenue for the three months ended March 31, 2016 increased $2.7 million compared with the corresponding period in 2015 due primarily to the shipment of a $1.8 million multi-unit generator enclosure and the timing of delivery dates driven by customers’ project construction schedules.

Services.  Revenue for the three months ended March 31, 2016 decreased $31.6 million compared with the corresponding period in 2015 due to a $21.6 million decline in revenue associated with the loss of a maintenance and modification contract and related short-term projects derived from that contract. Revenue for the three months ended March 31, 2015 benefited from the completion of a $9.0 million non-recurring fixed-price oil and gas project.

Gross (Loss) Profit / Margin %

	Three Months Ended March 31,		Variance
($ in thousands)	2016	2015	$	%
Mechanical Solutions	$5,224	$(342)	5,566	NM*
Gross Margin %	14.4%	(1.1)%
Electrical Solutions	$(17)	$1,325	(1,342)	(101.3)
Gross Margin %	(0.1)%	8.9%
Services	$9,604	$9,789	(185)	(1.9)
Gross Margin %	14.0%	9.8%
Total Gross Profit	$14,811	$10,772	4,039	37.5
Gross Margin %	12.1%	7.4%

*Not meaningful

Mechanical Solutions.  Gross profit for the three months ended March 31, 2016 increased $5.6 million and gross margin percentage improved to 14.4% compared with the corresponding period in 2015. The increase in gross margin percentage for the three months ended March 31, 2016 was primarily driven by a shift in improved order mix weighted toward more productive operations and a $2.0 million decline in contractual liquidated damages and warranty expense compared with the corresponding period in 2015.

Electrical Solutions.  Gross profit for the three months ended March 31, 2016 decreased $1.3 million compared with the corresponding period in 2015 despite higher revenue. The decrease in gross profit for the three months ended March 31, 2016 was the result of $1.6 million of estimated losses on contracts and contract cancellations. Due to the delayed filing of this Form 10-K, our subsequent event period remained open longer than normal. During 2017, we had updated job cost estimates that resulted in recording certain of these losses in the earliest open period impacted.

Services.  Gross profit for the three months ended March 31, 2016 decreased $0.2 million compared with the corresponding period in 2015 due to the loss of a maintenance and modification contract and related short-term projects derived from that contract, reduced volume associated with construction and support activities related to restart activities at a nuclear plant and the timing of a nuclear plant outage. These declines for the three months ended March 31, 2016 were largely offset by a non-recurring fixed-price project that was completed in 2015 where a loss was incurred.

Operating Expenses

	Three Months Ended March 31,		Variance
($ in thousands)	2016	2015	$	%
Selling and marketing expenses	$2,578	$2,888	(310)	(10.7)
General and administrative expenses	13,059	15,504	(2,445)	(15.8)
Restatement expenses	2,913	—	2,913	100.0
Bargain purchase gain	—	(3,168)	3,168	100.0
Depreciation and amortization expense (1)	2,216	2,058	158	7.7
Total	$20,766	$17,282	3,484	20.2

(1)Excludes depreciation and amortization expense for the three months ended March 31, 2016 and 2015 of $0.6 million and $0.5 million, respectively, included in cost of revenue.

Selling and Marketing Expenses.  Consolidated selling and marketing expenses for the three months ended March 31, 2016 decreased $0.3 million compared with the corresponding period in 2015. Selling and marketing expenses were 2.1% and 2.0% of revenue for the three months ended March 31, 2016 and 2015, respectively.

General and Administrative Expenses.  Consolidated general and administrative expenses for the three months ended March 31, 2016 decreased $2.4 million compared with the corresponding period in 2015 due primarily to declines of $0.7 million in severance, $0.5 million in travel and entertainment expenses and $0.4 million in acquisition costs compared with the corresponding period in 2015. The remaining decrease in general and administrative expenses for the three months ended March 31, 2016 was due to our overall cost-cutting efforts compared with the corresponding period in 2015.

Restatement Expenses.  During the three months ended March 31, 2016 we incurred $2.9 million of expenses related to the restatement of our historical financial results compared with no restatement expenses in the corresponding period in 2015. The restatement efforts did not begin until May of 2015, whereas they were ongoing for the entire three month period in 2016. The restatement expenses primarily consisted of fees for legal and accounting services.

Bargain Purchase Gain.  During the three months ended March 31, 2015, we recognized a bargain purchase gain of $3.2 million related to the acquisition of the Siemens’ eHouse manufacturing operations. We did not recognize any bargain purchase gain during the three months ended March 31, 2016.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the three months ended March 31, 2016 was relatively unchanged compared with the corresponding period in 2015.

Operating Income (Loss)

	Three Months Ended March 31,		Variance
($ in thousands)	2016	2015	$	%
Mechanical Solutions	$1,474	$(5,113)	6,587	128.8
Electrical Solutions	(2,716)	1,754	(4,470)	(254.8)
Services	3,551	2,363	1,188	50.3
Corporate	(8,264)	(5,514)	(2,750)	(49.9)
Total	$(5,955)	$(6,510)	555	8.5

Mechanical Solutions.  Operating income for the three months ended March 31, 2016 increased $6.6 million compared with the corresponding period in 2015 due primarily to a $5.6 million increase in gross profit and a $1.0 million reduction in operating expenses from lower wages and benefits and outside professional services.

Electrical Solutions.  Operating income for the three months ended March 31, 2016 decreased $4.5 million compared with the corresponding period in 2015 due to a decline in gross profit and the 2015 bargain purchase gain of $3.2 million related to the acquisition of the Siemens’ eHouse manufacturing operations.

Services.  Operating income for the three months ended March 31, 2016 increased $1.2 million compared with the corresponding period in 2015. Higher operating income for the three months ended March 31, 2016 reflects a $1.4 million decline in operating expenses driven by a reduction in headcount and travel expenses that more than offset lower gross profit compared with the corresponding period in 2015.

Corporate.  Operating loss for the three months ended March 31, 2016 increased $2.8 million compared with the corresponding period in 2015 primarily due to an increase in restatement expenses of $2.9 million. There were no restatement expenses in the corresponding period in 2015, as the restatement was not announced until May 2015.

Other Expense (Income)

	Three Months Ended March 31,		Variance
($ in thousands)	2016	2015	$	%
Interest expense, net	$2,660	$625	2,035	325.6
Foreign currency (gain) loss	308	(1,254)	1,562	124.6
Other expense (income), net	(5)	32	(37)	(115.6)
Total	$2,963	$(597)	3,560	596.3

Total other expense for the three months ended March 31, 2016 increased $3.6 million compared with the corresponding period in 2015. The increase in other expense for the three months ended March 31, 2016 was attributable to an increase in interest expense, net of $2.0 million and a $1.5 million decrease in foreign currency gain compared with the corresponding period in 2015. Higher interest charges for the three months ended March 31, 2016 were due to a higher average interest rate charged on our borrowings and an increase in the average borrowings outstanding compared with the corresponding period in 2015. The average amount of debt outstanding during the three months ended March 31, 2016 was $69.7 million compared with $49.0 million during the corresponding period in 2015. The decrease in foreign currency gain for the three months ended March 31, 2016 was primarily driven by changes in the exchange rates of the Euro and the Peso relative to the U.S. dollar compared with the corresponding period in 2015.

Income Tax Expense (Benefit)

	Three Months Ended March 31,		Variance
($ in thousands)	2016	2015	$	%
Income tax expense (benefit)	$867	$(879)	1,746	198.6

The effective tax rates for the three months ended March 31, 2016 and 2015 were (9.7)% and 14.5%, respectively.

The difference between our effective tax rate and the federal statutory tax rate for the three months ended March 31, 2016 and 2015, was related to the full valuation allowances recorded on our U.S. and certain foreign deferred tax assets and the income tax rate differential between our foreign jurisdictions in which we have taxable presences and the U.S. The increase in income tax provision of $1.7 million from March 31, 2015 to March 31, 2016 relates to an increase of foreign income tax expense and an increase in net deferred tax liabilities predominately related to indefinite-lived intangibles deferred tax liabilities that cannot be used to offset deferred tax assets subject to valuation allowances. Additionally, valuation allowances were recorded against deferred tax liabilities created through the bargain purchase gain recognized for financial reporting purposes during the three month period ended March 31, 2015, which was a discrete event.

Three and six months ended June 30, 2016 compared with three and six months ended June 30, 2015

Revenue

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in thousands)	2016	2015	$	%	2016	2015	$	%
Mechanical Solutions	$28,776	$25,804	2,972	11.5	$65,132	$56,664	8,468	14.9
Electrical Solutions	22,202	23,134	(932)	(4.0)	39,839	38,059	1,780	4.7
Services	55,809	125,338	(69,529)	(55.5)	124,538	225,694	(101,156)	(44.8)
Total	$106,787	$174,276	(67,489)	(38.7)	$229,509	$320,417	(90,908)	(28.4)

Mechanical Solutions.  Revenue for the three months ended June 30, 2016 increased $3.0 million compared with the corresponding period in 2015 due primarily to incremental air intake system projects from the Middle East region, which more than offset a decline in U.S. business due to quality issues with two critical OEMs.

Revenue for the six months ended June 30, 2016 increased $8.5 million compared with the corresponding period in 2015, primarily as a result of incremental project work in the Middle East region. Additionally, there were $1.0 million in liquidated damage charges to revenue in 2015 that did not recur in 2016.

Electrical Solutions.  Revenue for the three months ended June 30, 2016 decreased $0.9 million compared with the corresponding period in 2015 due primarily to  the timing of delivery dates driven by customers’ project construction schedules.

Revenue for the six months ended June 30, 2016 increased $1.8 million compared with the corresponding period in 2015 as a result of the shipment of a multi-unit generator enclosure.

Services.  Revenue for the three and six months ended June 30, 2016 decreased $69.5 million and $101.2 million, respectively, compared with the corresponding periods in 2015 due to the timing of a scheduled outage related to a maintenance and modification contract. The timing of the scheduled outage resulted in a decline in revenue of $25.8 million and $28.7 million for the three and six months ended June 30, 2016, respectively, compared with the corresponding periods in 2015. Additionally, the loss of a maintenance and modification contract and associated project work reduced revenue $21.0 million and $42.6 million for the three and six months ended June 30, 2016, respectively, compared with the corresponding periods in 2015. We also experienced a decline in revenue of $17.4 million and $18.6 million for the three and six months ended June 30, 2016, respectively, related to the substantial completion of construction and support services for the restart of a new build nuclear reactor compared with the corresponding periods in 2015. Included in revenue for the three and six months ended June 30, 2015 was an oil and gas terminal project that generated $4.7 million and $13.7 million, respectively, in revenue.

Gross (Loss) Profit / Margin %

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in thousands)	2016	2015	$	%	2016	2015	$	%
Mechanical Solutions	$1,843	$5,728	(3,885)	(67.8)	$7,067	$5,386	1,681	31.2
Gross Margin %	6.4%	22.2%			10.9%	9.5%
Electrical Solutions	1,979	(6,181)	8,160	132.0	1,962	(4,856)	6,818	140.4
Gross Margin %	8.9%	(26.7)%			4.9%	(12.8)%
Services	$5,464	$18,401	(12,937)	(70.3)	$15,068	$28,190	(13,122)	(46.5)
Gross Margin %	9.8%	14.7%			12.1%	12.5%
Total Gross Profit	$9,286	$17,948	(8,662)	(48.3)	$24,097	$28,720	(4,623)	(16.1)
Gross Margin %	8.7%	10.3%			10.5%	9.0%

Mechanical Solutions.  Gross profit for the three months ended June 30, 2016 decreased $3.9 million on higher revenue of $3.0 million compared with the corresponding period in 2015. The decrease in gross profit for the three months ended June 30, 2016 was due primarily to a $2.0 million loss contract accrual compared with the corresponding period in 2015. Additionally, for the three months ended June 30, 2016, gross margin percentage declined for our U.S. business as overhead and cost inefficiencies had a greater effect on margin compared with the corresponding period in 2015. Gross profit for the six months ended June 30, 2016 increased $1.7 million on higher revenue of $8.5 million compared with the corresponding period in 2015.

Electrical Solutions.  Gross profit for the three and six months ended June 30, 2016 increased $8.2 million and $6.8 million, respectively, compared with the corresponding periods in 2015 due primarily to correcting operational inefficiencies experienced in our Chattanooga plant.

Services.  Gross profit for the three and six months ended June 30, 2016 decreased $12.9 million and $13.1 million, respectively, compared with the corresponding periods in 2015 due primarily to lower revenue as previously noted. Gross profit for the three months ended June 30, 2016 was adversely impacted by fewer fixed-price contracts associated with a maintenance and modification contract that was not renewed compared with the corresponding period in 2015. Gross profit for the six months ended June 30, 2016 was adversely impacted by a loss on a non-recurring fixed-price project compared with the corresponding period in 2015.

Operating Expenses

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in thousands)	2016	2015	$	%	2016	2015	$	%
Selling and marketing expenses	$2,639	$3,438	(799)	(23.2)	$5,217	$6,326	(1,109)	(17.5)
General and administrative expenses	12,652	13,162	(510)	(3.9)	25,711	28,666	(2,955)	(10.3)
Restatement expenses	1,542	1,615	(73)	(4.5)	4,455	1,615	2,840	175.9
Loss on sale of business and net assets held for sale	8,193	—	8,193	100.0	8,193	—	8,193	100.0
Bargain purchase gain	—	—	—	—	—	(3,168)	3,168	100.0
Depreciation and amortization expense (1)	2,193	2,120	73	3.4	4,409	4,178	231	5.5
Total	$27,219	$20,335	6,884	33.9	$47,985	$37,617	10,368	27.6

(1)Excludes depreciation and amortization expense for the three and six months ended June 30, 2016 and June 30, 2015 of $0.6 million, $1.2 million, $0.6 million and $1.1 million, respectively, included in cost of revenue.

Selling and Marketing Expenses.  Selling and marketing expenses for the three months ended June 30, 2016 decreased $0.8 million compared with the corresponding period in 2015 due to a $0.6 million decline in bad debt expense.

The remaining decrease for the three months ended June 30, 2016 was due to our overall cost -cutting efforts compared with the corresponding period in 2015.

Selling and marketing expenses for the six months ended June 30, 2016 decreased $1.1 million compared with the corresponding period in 2015 due to a $0.5 million reduction in sales bonuses and a $0.5 million reduction in bad debt expense.

General and Administrative Expenses.  General and administrative expenses for the three months ended June 30, 2016 decreased $0.5 million compared with the corresponding period in 2015 due primarily to our cost-cutting efforts compared with the corresponding period in 2015.

General and administrative expenses for the six months ended June 30, 2016 decreased $3.0 million compared with the corresponding period in 2015 due primarily to decreases in travel and entertainment expenses of $0.8 million, share-based compensation of $0.6 million and acquisition costs of $0.4 million. The remaining decrease in general and administrative expenses for the six months ended June 30, 2016 was a result of our cost-cutting efforts compared with the corresponding period in 2015.

Restatement Expenses.  During the three months ended June 30, 2016, we incurred $1.5 million of expenses related to the restatement of our historical financial results compared with $1.6 million during the corresponding period in 2015.

Restatement expenses for the six months ended June 30, 2016 increased $2.8 million compared with the corresponding period in 2015. The increase in restatement expenses for the six months ended June 30, 2016 was due to the fact that the restatement efforts did not begin until May of 2015, whereas it was ongoing for the entire six month period in 2016. The restatement expenses primarily consisted of fees for legal and accounting services.

Loss on Sale of Business and Net Assets Held for Sale.  During the three and six months ended June 30, 2016, we engaged a financial advisor to assist with the sale of our wholly owned subsidiary, Hetsco, in order to pay down debt. In connection with our decision to sell Hetsco, we adjusted the net assets to estimated fair value less estimated selling expenses which resulted in a write-down of $8.2 million. Hetsco was included in our Services segment. No such write-downs occurred during the corresponding periods in 2015.

Bargain Purchase Gain.  During the six months ended June 30, 2015, we recognized a bargain purchase gain of $3.2 million on the acquisition of the Siemens’ eHouse manufacturing operations. The bargain purchase was primarily the result of the divesture by Siemens outside its core business and has been included in our Electrical Solutions segment since the acquisition. No such purchases were made during the three months ended June 30, 2016 and 2015 or during the six months ended June 30, 2016.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the three months ended June 30, 2016 remained relatively unchanged compared with the corresponding period in 2015.

Depreciation and amortization expense for the six months ended June 30, 2016 increased $0.2 million compared with the corresponding period in 2015 due to the acquisition of the Siemen’s eHouse assets in February 2015.

Operating Income (Loss)

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in thousands)	2016	2015	$	%	2016	2015	$	%
Mechanical Solutions	$(1,813)	$1,622	(3,435)	(211.8)	$(339)	$(3,491)	3,152	90.3
Electrical Solutions	(473)	(8,813)	8,340	94.6	(3,189)	(7,059)	3,870	54.8
Services	(8,732)	11,413	(20,145)	(176.5)	(5,181)	13,776	(18,957)	(137.6)
Corporate	(6,915)	(6,609)	(306)	(4.6)	(15,179)	(12,123)	(3,056)	(25.2)
Total	$(17,933)	$(2,387)	(15,546)	(651.3)	$(23,888)	$(8,897)	(14,991)	(168.5)

Mechanical Solutions.  Operating income for the three months ended June 30, 2015 decreased $3.4 million compared with the corresponding period in 2015 due to lower gross profit. Operating income for the six months ended June

30, 2016 increased $3.2 million compared with the corresponding period in 2015 on higher gross profit and a $1.5 million decline in operating expenses from lower wages and benefits, as well as a decline in outside professional services.

Electrical Solutions.  Operating loss for the three months ended June 30, 2016 decreased $8.3 million compared with the corresponding period in 2015 due primarily an $8.2 million increase in gross profit. Operating loss for the six months ended June 30, 2016 decreased $3.9 million compared with the corresponding period in 2015 due, in part, to a $6.8 million increase in gross profit. Additionally, operating loss for the six months ended June 30, 2015 benefited as a result of the $3.2 million bargain purchase gain recorded on the acquisition of the Siemens’ eHouse manufacturing operations.

Services.  Operating income for the three and six months ended June 30, 2016 decreased $20.1 million and $19.0 million, respectively, compared with the corresponding periods in 2015 as a result of declining gross margins of $12.9 million and $13.1 million, respectively, compared with the corresponding periods in 2015. Additionally, for the three and six months ended June 30, 2016, this segment recorded a loss of $8.2 million related to net assets held for sale on our Hetsco business compared with the corresponding periods in 2015.

Corporate.  Corporate operating loss for the three months ended June 30, 2016 increased $0.3 million compared with the corresponding period in 2015 due primarily to an increase in bonus expense of $0.5 million. The increase in operating loss for the three months ended June 30, 2016 was partially offset by our cost-cutting efforts compared with the corresponding period in 2015.

Corporate operating loss for the six months ended June 30, 2016 increased $3.1 million compared with the corresponding period in 2015. The increase in operating loss for the six months ended June 30, 2016 was primarily due to increased expenses related to the restatement of our historical financial results compared with the corresponding period in 2015.

Other Expense (Income)

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in thousands)	2016	2015	$	%	2016	2015	$	%
Interest expense, net	$1,997	$830	1,167	140.6	$4,657	$1,455	3,202	220.1
Foreign currency (gain) loss	(129)	144	(273)	(189.6)	179	(1,110)	1,289	116.1
Other expense (income), net	64	(39)	103	264.1	59	(7)	66	942.9
Total	$1,932	$935	997	106.6	$4,895	$338	4,557	1,348.2

Total other expense for the three months ended June 30, 2016 increased $1.0 million compared with $0.9 million for the corresponding period in 2015. The increase for the three months ended June 30, 2016 was due primarily to a $1.2 million increase in interest expense, net compared with the corresponding period in 2015. Interest expense, net increased for the three months ended June 30, 2016 due to higher average interest rates and a higher average outstanding debt balance of $69.2 million, compared with an average outstanding debt balance of $61.5 million for the corresponding period in 2015.

Total other expense for the six months ended June 30, 2016 increased $4.6 million compared with the corresponding period in 2015. The increase for the six months ended June 30, 2016 was due primarily to an increase in interest expense of $3.2 million, which was the result of higher average interest rates, a higher outstanding debt balance and an increase in foreign currency losses compared with the corresponding period in 2015.

Income Tax Expense (Benefit)

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
($ in thousands)	2016	2015	$	%	2016	2015	$	%
Income tax expense	$247	$576	(329)	(57.1)	$1,114	$(303)	1,417	467.7

The effective tax rates for the three months ended June 30, 2016 and 2015 were (1.2)% and (17.4)%, respectively. The effective tax rates for the six months ended June 30, 2016 and 2015 were (3.9)% and 3.2%, respectively. The change between the effective tax rates during the three and six months ended June 30, 2016 and 2015 primarily related to the full valuation allowances recorded on our U.S. and certain foreign deferred tax assets, the income tax rate differential between our foreign jurisdictions in which we have taxable presences and the U.S. and the reductions to unrecognized tax benefits resulting from the lapse of statutes of limitations in the respective tax jurisdictions.

The increase in income tax provision of $1.4 million from the six months ended June 30, 2015 to the six months ended June 30, 2016 relates to an increase of foreign income tax expense and an increase in net deferred tax liabilities predominately related to indefinite-lived intangibles deferred tax liabilities that cannot be used to offset deferred tax assets subject to valuation allowances. Additionally, valuation allowances were recorded against deferred tax liabilities created through the bargain purchase gain recognized for financial reporting purposes during the six month period ended June 30, 2015, which was a discrete event.

Three and nine months ended September 30, 2016 compared with three and nine months ended September 30, 2015

Revenue

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in thousands)	2016	2015	$	%	2016	2015	$	%
Mechanical Solutions	$19,398	$28,984	(9,586)	(33.1)	$84,530	$85,648	(1,118)	(1.3)
Electrical Solutions	18,682	26,312	(7,630)	(29.0)	58,521	64,371	(5,850)	(9.1)
Services	47,364	68,866	(21,502)	(31.2)	171,902	294,560	(122,658)	(41.6)
Total	$85,444	$124,162	(38,718)	(31.2)	$314,953	$444,579	(129,626)	(29.2)

Mechanical Solutions.  Revenue for the three months ended September 30, 2016 decreased $9.6 million compared with the corresponding period in 2015. The decrease in revenue for the three months ended September 30, 2016 compared with the corresponding period in 2015 was due to a $5.1 million decline in aftermarket and parts revenue as a result of the sale of TOG and a major customer moving certain products to a competitor. The remaining decline in revenue for the three months ended September 30, 2016 was attributed to declines in two product lines affected by quality issues with two OEMs, which were partially offset by an increase in projects in the Middle East and an increase in diverter and diffuser product orders compared with the corresponding period in 2015.

Revenue for the nine months ended September 30, 2016 decreased $1.1 million compared with the corresponding period in 2015 due to a decline in project work for two product lines affected by quality issues with two OEMs.

Electrical Solutions.  Revenue for the three and nine months ended September 30, 2016 decreased $7.6 million and $5.9 million respectively, compared with the corresponding periods in 2015 largely as a result of a reduction in orders during the first half of 2016.

Services.  Revenue for the three and nine months ended September 30, 2016 decreased $21.5 million and $122.7 million, respectively, compared with the corresponding periods in 2015. The decline in revenue for the three and nine months ended September 30, 2016 was driven by the completion of a construction and support services project related to restart activities for a new build nuclear facility, which accounted for a $21.3 million and $39.9 million decline in revenue, respectively, compared with the corresponding periods in 2015. Additionally, for the nine months ended September 30, 2016, revenue declined $28.0 million as a result of the timing of a scheduled outage compared with the corresponding period in 2015. Revenue also declined $52.3 million for the nine month period ended September 30, 2016 due to the loss of a maintenance and modification contract with a different customer and associated project work compared with the corresponding period in 2015.

Gross Profit / Margin %

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in thousands)	2016	2015	$	%	2016	2015	$	%
Mechanical Solutions	$3,649	$1,180	2,469	209.2	$10,716	$6,566	4,150	63.2
Gross Margin %	18.8%	4.1%			12.7%	7.7%
Electrical Solutions	2,612	4,447	(1,835)	(41.3)	4,574	(409)	4,983	NM*
Gross Margin %	14.0%	16.9%			7.8%	(0.6)%
Services	$6,676	$9,305	(2,629)	(28.3)	$21,744	$37,495	(15,751)	(42.0)
Gross Margin %	14.1%	13.5%			12.6%	12.7%
Total Gross Profit	$12,937	$14,932	(1,995)	(13.4)	$37,034	$43,652	(6,618)	(15.2)
Gross Margin %	15.1%	12.0%			11.8%	9.8%

*Not meaningful

Mechanical Solutions.  Gross profit for the three months ended September 30, 2016 increased $2.5 million on lower revenue compared with the corresponding period in 2015. The increase in gross profit for the three months ended September 30, 2016 was due to a change in order mix to higher margin projects compared with the corresponding period in 2015.

Gross profit for the nine months ended September 30, 2016 increased $4.2 million on lower revenue compared with the corresponding period in 2015 and expanded gross margin percentage from 7.7% to 12.7% as a result of a $2.1 million decline in warranty expense and the normal fluctuation in the timing and magnitude of our contract mix.

Electrical Solutions.  Gross profit for the three months ended September 30, 2016 decreased $1.8 million on lower revenue compared with the corresponding period in 2015 and contracted gross margin percentage from 16.9% to 14.0%, due primarily to lower volume, under-utilization of production operations and higher production costs.

Gross profit for the nine months ended September 30 increased $5.0 million on lower revenue compared with the corresponding period in 2015 as the positive effect of correcting operational inefficiencies in our Chattanooga plant improved our overall performance.

Services.  Gross profit for the three and nine months ended September 30, 2016 decreased $2.6 million and $15.8 million, respectively, compared with the corresponding periods in 2015 due primarily to lower revenue for the reasons stated previously.

Operating Expenses

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in thousands)	2016	2015	$	%	2016	2015	$	%
Selling and marketing expenses	$2,126	$3,028	(902)	(29.8)	$7,343	$9,354	(2,011)	(21.5)
General and administrative expenses	12,356	13,241	(885)	(6.7)	38,067	41,907	(3,840)	(9.2)
Restatement expenses	1,132	6,796	(5,664)	(83.3)	5,587	8,411	(2,824)	(33.6)
Loss on sale of business and net assets held for sale	495	—	495	100.0	8,688	—	8,688	100.0
Impairment expense	—	47,751	(47,751)	(100.0)	—	47,751	(47,751)	(100.0)
Bargain purchase gain	—	—	—	—	—	(3,168)	3,168	100.0
Depreciation and amortization expense (1)	1,412	2,217	(805)	(36.3)	5,821	6,395	(574)	(9.0)
Total	$17,521	$73,033	(55,512)	(76.0)	$65,506	$110,650	(45,144)	(40.8)

(1)Excludes depreciation and amortization expense for the three and nine months ended September 30, 2016 and September 30, 2015 of $0.6 million, $1.8 million, $0.6 million and $1.7 million, respectively, included in cost of revenue.

Selling and Marketing Expenses.  Selling and marketing expenses for the three months ended September 30, 2016 decreased $0.9 million compared with the corresponding period in 2015 due to $0.4 million lower bad debt expense and our cost-cutting initiatives, which included a decrease in recruiting expense of $0.2 million and a decrease in travel and entertainment expenses of $0.1 million compared with the corresponding period in 2015.

Selling and marketing expenses for the nine months ended September 30, 2016 decreased $2.0 million compared with the corresponding period in 2015. The decline in selling and marketing expenses for the nine months ended September 30, 2016 was due primarily to lower bad debt expense of $0.9 million, a decrease in sales commissions of $0.6 million and a decrease in travel and entertainment expenses of $0.2 million compared with the corresponding period in 2015. The remaining decrease in selling and marketing expenses for the nine months ended September 30, 2016 was due to our overall cost-cutting efforts compared with the corresponding period in 2015.

General and Administrative Expenses.  General and administrative expenses for the three months ended September 30, 2016 decreased $0.9 million compared with the corresponding period in 2015. The decrease in general and administrative expenses for the three months ended September 30, 2016 was due primarily to a reduction in travel and entertainment expenses of $0.4 million and a reduction in recruiting expense of $0.3 million compared with the corresponding period in 2015.

General and administrative expenses for the nine months ended September 30, 2016 decreased $3.8 million compared with the corresponding period in 2015 due primarily to decreases of $1.2 million in travel and entertainment expenses, $1.1 million in share-based compensation expenses, $0.4 million in recruiting expenses and $0.4 million in acquisition costs.

Restatement Expenses.  Restatement expenses for the three and nine months ended September 30, 2016 decreased $5.7 million and $2.8 million, respectively, compared with the corresponding periods in 2015. The decrease in restatement expenses for the three and nine months ended September 30, 2016 compared with the corresponding period in 2015 was due to the initial costs incurred in our internal investigation of the facts and circumstances related to our determination to restate certain of our historical financial results. We expect to incur additional expenses related to the restatement in 2017. Such expenses will include audit and legal, as the restatement was not completed until March 2017. Additionally, there have been document requests from regulators since the filing in March 2017 that have continued to require legal and auditor involvement. The restatement expenses primarily consisted of fees for legal and accounting services.

Loss on Sale of Business and Net Assets Held for Sale.  Loss on sale of business and net assets held for sale for the three months ended September 30, 2016 increased $0.5 million compared with the corresponding period in 2015 due to a loss on the sale of our wholly owned subsidiary, TOG.

Loss on the sale of business and net assets held for sale for the nine months ended September 30, 2016 increased $8.7 million compared with the corresponding period in 2015 due primarily to a write-down of $8.2 million on our net assets held for sale related to the sale of Hetsco. The remaining increase in loss on sale of business and net assets held for sale for the nine months ended September 30, 2016 was due to a $0.5 million loss on the sale of our wholly owned subsidiary, TOG, compared with the corresponding period in 2015.

Impairment Expense.  For the three and nine months ended September 30, 2015, we recorded impairment charges of $47.8 million. Of the $47.8 million total impairment charges recorded for the three and nine months ended September 30, 2015, $37.6 million was due to goodwill impairments and $9.6 million was due to indefinite-lived intangibles impairments, which resulted from the market value of our common stock trading at a price that was lower than the book value of our Company for an extended period. Additionally, we recorded an impairment charge of $0.6 million for the three and nine months ended September 30, 2015 on one of our manufacturing facilities. No such impairment charges were recorded for the three and nine months ended September 30, 2016.

Bargain Purchase Gain.  For the nine months ended September 30, 2015, we recognized a bargain purchase gain of $3.2 million on the acquisition of the Siemens’ eHouse manufacturing operations. The bargain purchase was primarily the result of the divesture by Siemens outside its core business and has been included in our Electrical Solutions segment since the acquisition. No such purchases were made during the three months ended September 30, 2016 and 2015 or during the nine months ended September 30, 2016.

Depreciation and Amortization Expense.  Depreciation and amortization expense for the three and nine months ended September 30, 2016 decreased $0.8 million and $0.6 million, respectively, compared with the corresponding periods in

2015 due to the sale of TOG in July 2016, which reduced our depreciable assets compared with the corresponding periods in 2015. Additionally, our decision to classify our Hetsco business as “assets held for sale” in June 2016, stopped further depreciation and amortization charges.

Operating Income (Loss)

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in thousands)	2016	2015	$	%	2016	2015	$	%
Mechanical Solutions	$517	$(27,650)	28,167	101.9	$178	$(31,141)	31,319	100.6
Electrical Solutions	242	(16,958)	17,200	101.4	(2,947)	(24,017)	21,070	87.7
Services	1,556	(1,871)	3,427	183.2	(3,625)	11,905	(15,530)	(130.4)
Corporate	(6,899)	(11,622)	4,723	40.6	(22,078)	(23,745)	1,667	7.0
Total	$(4,584)	$(58,101)	53,517	92.1	$(28,472)	$(66,998)	38,526	57.5

Mechanical Solutions.  Operating loss for the three months ended September 30, 2016 decreased $28.2 million compared with the corresponding period in 2015 due primarily to $23.9 million of impairment expense related to our goodwill and other intangible assets recognized in 2015. Operating loss for the nine months ended September 30, 2016 decreased $31.3 million compared with the corresponding period in 2015 due primarily to $23.9 million of impairment expense related to our goodwill and other intangible assets recognized in 2015 and a $3.3 million reduction in operating expenses from lower wages and benefits and outside professional services.

Electrical Solutions.  Operating loss for the three and nine months ended September 30, 2016 decreased $17.2 million and $21.1 million, respectively, compared with the corresponding periods in 2015, due primarily to $19.1 million of impairment charges related to our goodwill and indefinite-lived intangible assets recognized during the respective 2015 periods. No such impairment charges were recognized during the three and nine months ended September 30, 2016.

Services.  Operating income for the three months ended September 30, 2016 increased $3.4 million compared with the corresponding period in 2015, due primarily to $4.2 million of impairment expense related to goodwill and trade names specific to our Hetsco business that was recognized in 2015.

Operating income for the nine months ended September 30, 2016 decreased $15.5 million to a loss of $3.6 million from income of $11.9 million in the corresponding period in 2015 due primarily to the gross margins associated with the loss of the large maintenance and modification contract and short term projects at these sites, substantial completion of construction and support services related to restart activities at a nuclear plant and the timing of scheduled outages for a separate nuclear customer. These events accounted for approximately $14.2 million of the decline in operating income for the nine months ended September 30, 2016.

Corporate.  Operating loss for the three months ended September 30, 2016 decreased $4.7 million compared with the corresponding period in 2015 due to a reduction in restatement expenses of $5.7 million compared with corresponding period in 2015. The decrease in operating loss for the three months ended September 30, 2016 was offset by an increase in bank fees related to our covenant waivers of $0.5 million, a $0.5 million increase related to a loss on sale of fixed assets and an increase of $0.3 million in audit fees, not related to the restatement of our historical financial statements compared with the corresponding period in 2015.

Operating loss for the nine months ended September 30, 2016 decreased $1.7 compared with the corresponding period in 2015 due to a decrease in restatement expenses of $2.8 million. The decrease in restatement expenses for the nine months ended September 30, 2016 was partially offset by a $1.2 million increase in bonus expense compared with the corresponding period in 2015.

Other Expense (Income)

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in thousands)	2016	2015	$	%	2016	2015	$	%
Interest expense, net	$1,764	$953	811	85.1	$6,421	$2,408	4,013	166.7
Foreign currency (gain) loss	83	(55)	138	250.9	262	(1,165)	1,427	122.5
Other income, net	(109)	(2)	(107)	NM*	(50)	(9)	(41)	(455.6)
Total	$1,738	$896	842	94.0	$6,633	$1,234	5,399	437.5

*Not meaningful

Total other expense for the three months ended September 30, 2016 increased $0.8 million compared with the corresponding period in 2015 due primarily to an increase in interest expense, net of $0.8 million and a loss of $0.1 million on foreign currency translation compared with the corresponding period in 2015. The increase in interest expense, net for the three months ended September 30, 2016 was due to higher average interest rates compared with the corresponding period in 2015. For the three and nine months ended September 30, 2016, the loss on foreign currency was largely driven by changes in the exchange rates of the Euro relative to the U.S. dollar compared with the corresponding periods in 2015.

Total other expense for the nine months ended September 30, 2016 increased $5.4 million compared with the corresponding period in 2015 due primarily to an increase in interest expense, net of $4.0 million compared with the corresponding period in 2015. The increase in interest expense, net for the nine months ended September 30, 2016 was due to higher average interest rates and a higher average outstanding debt balance of $62.0 compared with an average outstanding debt balance of $57.5 million for the corresponding period in 2015.

Income Tax Expense (Benefit)

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
($ in thousands)	2016	2015	$	%	2016	2015	$	%
Income tax expense (benefit)	$408	$(7,192)	7,600	105.7	$1,522	$(7,495)	9,017	120.3

The effective tax rates for the three months ended September 30, 2016 and 2015 were (6.5)% and 12.2%, respectively. The effective tax rates for the nine months ended September 30, 2016 and 2015 were (4.3)% and 11.0%, respectively. The change between the effective tax rates during the three and nine months ended September 30, 2016 and 2015 related primarily to the full valuation allowances recorded on our U.S. and certain foreign deferred tax assets, the income tax rate differential between our foreign jurisdictions in which we have taxable presences and the U.S. and the reductions to unrecognized tax benefits resulting from the lapse of statues of limitations in the respective tax jurisdictions.

The increase in income tax provision of $9.0 million from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 related to an increase of foreign income tax expense and an increase in net deferred tax liabilities predominately related to indefinite-lived intangibles deferred tax liabilities that cannot be used to offset deferred tax assets subject to valuation allowances. Additionally, valuation allowances were recorded against deferred tax liabilities created through the bargain purchase gain recognized for financial reporting purposes during the nine month period ended September 30, 2015, which was a discrete event.

Liquidity and Capital Resources

As of December 31, 2016, our principal sources of liquidity were cash on hand and borrowings under our Revolving Credit Facility. However, as of both December 31, 2016 and December 31, 2015, we were not in compliance with the covenants contained in our Revolving Credit Facility. Beginning on July 22, 2016, the administrative agent under our Revolving Credit Facility exercised rights that enabled it to control certain of our accounts by implementing a cash dominion process to use receipts of collateral to directly pay down debt, while allowing us to borrow subject to certain restrictions. As a result, our liquidity was constrained throughout 2016, and during that time we generated additional liquidity through working capital management. Cash generated from asset sales was used to pay down $24.7 million under our Revolving Credit Facility in 2016. Our principal uses of cash were to pay for customer contract-related material, labor and subcontract labor, operating expenses, interest expense on our Revolving Credit Facility, restatement-related expenses and capital assets.

In June 2017, we repaid the remainder of amounts due under our Revolving Credit Facility when we entered into the Centre Lane Facility. See discussion below under “Our Credit Facilities.” Nonetheless, our liquidity constraints have continued into 2017, and we continue to rely on working capital management and funds from the Centre Lane Amendment as our principal source of liquidity.

Cash and Cash Equivalents

As of December 31, 2016, our operating unrestricted cash and cash equivalents decreased 87.4%, or $19.4 million, to $2.8 million from $22.2 million as of December 31, 2015. The operating cash balance of $2.8 million as of December 31, 2016 consisted of $(0.4) million of U.S. cash and $3.2 million of non-U.S. cash. The U.S. cash decrease was partially attributable to the implementation of the cash dominion process as we used cash receipts to directly pay down debt, as well as the cash collateralization of $8.4 million in letters of credit. As of the third quarter of 2015, cash from our Netherlands-based subsidiaries was available to fund U.S. operations because we withdrew the permanent reinvestment assertion on the undistributed earnings of our Netherlands-based subsidiaries. Non-U.S. cash from our other foreign subsidiaries was generally not available to fund U.S. operations in 2016. The operating cash balance of $22.2 million as of December 31, 2015 consisted of $12.6 million of U.S. cash and $9.6 million of non-U.S. cash.

At December 31, 2016, we had $2.8 million in cash and cash equivalents that could be used, along with normal cash flows from operations, to fund certain unanticipated shortfalls in future cash flows.

At September 5, 2017, we had $15.2 million in cash and cash equivalents that could be used, along with normal cash flows from operations, to fund certain unanticipated shortfalls in future cash flows.

Our Credit Facilities

Revolving Credit Facility

On February 21, 2012, we entered into a $100.0 million Revolving Credit Facility with Wells Fargo Bank, National Association, as Administrative Agent, U.S. Bank National Association, as Syndication Agent and the various lending institutions party thereto. Effective December 17, 2013, we exercised our rights under the accordion feature pursuant to and in accordance with the terms of our Revolving Credit Facility and increased the revolving credit commitments available to us under our Revolving Credit Facility from $100.0 million to $150.0 million. We gave a first priority lien on substantially all of our assets as security for our Revolving Credit Facility, which had a maturity date of February 21, 2017 until that maturity date was extended to June 12, 2017. In June 2017, we entered into the Centre Lane Facility and repaid the full outstanding balance due under the Revolving Credit Facility.

As of December 31, 2016, we had $45.3 million outstanding under our Revolving Credit Facility, we were not in compliance with the financial and certain other covenants contained in our Revolving Credit Facility, and we did not have any available borrowing capacity under our Revolving Credit Facility.

As a result of our non-compliance with the covenants under our Revolving Credit Facility, on a number of occasions in 2015, 2016 and 2017, we entered into amendments and limited waivers with the lenders under our Revolving Credit Facility. These amendments and limited waivers were in effect as of December 31, 2016. Pursuant to the terms of such amendments and limited waivers, our Revolving Credit Facility provided a total available commitment of $67.0 million and borrowings were capped at $51.8 million, exclusive of outstanding standby letters of credit and other restrictions. As of December 31, 2016, the facility had a reduced revolving letter of credit facility of up to $13.5 million, which no longer provided access to multi-currency funds. Subsequent to December 31, 2016, the commitment level was reduced as assets were sold and proceeds were used to repay debt. As of January 31, 2017, borrowings and letters of credit were capped at $31.6 million and $13.5 million, respectively.

While it was in effect, our Revolving Credit Facility included affirmative and negative covenants, including customary limitations on securing additional debt and liens and restrictions on transactions and payments, as well as the following two financial covenants:

•

Our maximum consolidated leverage ratio could not exceed specified limits. For these purposes, our consolidated leverage ratio on any date was the ratio of our consolidated funded indebtedness to our consolidated EBITDA for the four most recent quarters. The agreement defined EBITDA as net income (loss) plus interest expense, net of interest income, income taxes, stock based compensation and depreciation and amortization.

•

Our consolidated interest coverage ratio was required to be maintained at least at specified minimum levels. For these purposes, our consolidated interest coverage ratio was defined as the ratio of (a) our consolidated EBITDA for the four most recent quarters to (b) our consolidated interest expense (consisting of all Global Power interest) for that period.

The following were considered defaults under our Revolving Credit Facility:

•	Failure to comply with any of the financial covenants;
•	Failure to comply with certain other customary affirmative or negative covenants;
•	Failure to make payments when due;
•	Becoming subject to insolvency proceedings; or
•	Experiencing a change of control.

For these purposes, a change of control would have occurred if any one person or group obtained control of more than 25% ownership, unless they were an investor on February 21, 2012, in which case the ownership percentage would have needed to be more than 40% for a change of control to occur, or if continuing directors were to cease to constitute at least a majority of the members of our Board of Directors.

As of December 31, 2016, we were subject to interest rate changes on our LIBOR-based variable interest rate under our Revolving Credit Facility. During 2016, we borrowed $116.4 million on our Revolving Credit Facility, and we repaid $141.1 million. As of December 31, 2016, the outstanding principal balance of revolving credit loans on our Revolving Credit Facility was $45.3 million, which was recorded as a long term liability on our consolidated balance sheets. The weighted average interest rate on those borrowings was 10.2% during 2016. We paid an unused line fee of 0.75% pursuant to the terms of our Revolving Credit Facility. At December 31, 2016, our Revolving Credit Facility included an additional margin on base rate loans of 7.5% and on LIBOR based loans of 8.5%.

Centre Lane Term Facility

In June 2017, we and our subsidiaries entered into a 4.5-year senior secured term loan facility with an affiliate of Centre Lane as Administrative Agent and Collateral Agent, and the other lenders from time to time party thereto (collectively, the “Lenders”). The Centre Lane Facility is governed by the terms of the Senior Secured Credit Agreement, dated June 16, 2017 (the “Closing Date”), as amended by the Centre Lane Amendment on August 17, 2017. While not a party to the Centre Lane Facility, entities associated with Wynnefield Capital, Inc., our largest equity investor, funded $6.0 million of the Centre Lane Facility. We used a portion of the proceeds under the Initial Centre Lane Facility to repay in full the outstanding balance under the Revolving Credit Facility. After payment of the Revolving Credit Facility and fees associated with both the Centre Lane Facility and the Centre Lane Amendment, net cash proceeds were $15.3 million.

The Initial Centre Lane Facility provides for an initial loan in an aggregate principal amount of up to $45.0 million, and the Centre Lane Amendment provides for a first-out loan of up to an additional aggregate principal amount of $10.0 million (the “First-Out Loan”). The Initial Centre Lane Facility has a maturity date of December 16, 2021. The First-Out Loan matures on September 30, 2018.

Borrowings under the Centre Lane Facility initially bear interest at LIBOR plus the sum of 9.0% per year, payable in cash, plus 10% payable in-kind (“PIK”) interest. Cash interest is payable monthly, and the PIK interest accrues to and increases the principal balance on a monthly basis. Starting on January 1, 2018, the PIK interest rate will increase to 15.0% per year, unless we elect to make a prepayment on the principal of $25.0 million. It is possible that our evaluation of strategic alternatives for our Mechanical Solutions segment could result in a sale of assets enabling such a prepayment.

Our obligations under the Centre Lane Facility are guaranteed by all of our wholly owned domestic subsidiaries, subject to customary exceptions. Our obligations are secured by first priority security interests on substantially all of our assets and those of our wholly owned domestic subsidiaries. This includes 100% of the voting equity interests of our domestic subsidiaries and certain specified foreign subsidiaries and 65% of the voting equity interests of other directly owned foreign subsidiaries, subject to customary exceptions.

We may voluntarily prepay the term loans at any time or from time to time, in whole or in part, in a minimum amount of $1 million of the outstanding principal amount, plus any accrued but unpaid interest on the aggregate amount of the term loans being prepaid, plus a prepayment premium, to be calculated as follows (the “Prepayment Premium”):

Prepayment Premium as a
Percentage of Aggregate
Period	Outstanding Principal Prepaid
On or prior to first anniversary of Closing Date	3%
After first anniversary of Closing Date and on or prior to second anniversary of Closing Date	2%
After second anniversary of Closing Date and on or prior to third anniversary of Closing Date	1%
After third anniversary of Closing Date	0%

Subject to certain exceptions, we must prepay an aggregate principal amount equal to 100% of our Excess Cash Flow (as defined in the Centre Lane Facility), minus the sum of all voluntary prepayments, within five business days after the date that is 90 days following the end of each fiscal year. The Centre Lane Facility also requires mandatory prepayment of certain amounts in the event we or our subsidiaries receive proceeds from certain events and activities, including, among others, asset sales, casualty events, the issuance of indebtedness and equity interests not otherwise permitted under the Centre Lane Facility, and the receipt of tax refunds or extraordinary receipts in excess of $500,000, plus, in certain instances, the applicable Prepayment Premium, calculated as set forth above.

The Initial Centre Lane Facility requires payment of an annual administration fee of $25,000 and an upfront fee equal to 7% of the aggregate commitments provided under the Centre Lane Facility, which bears interest at a rate of LIBOR plus 19% annual PIK interest. The upfront fee is payable upon the earlier of maturity or the occurrence of certain events, including significant debt prepayments or asset sales that may occur prior to maturity. In addition to those fees, the Centre Lane Amendment also requires us to pay an upfront fee equal to 7% of the First-Out Loan commitments, which bears interest at the same rate as the initial upfront fee, and an exit fee equal to 7% of the aggregate outstanding principal amount of the First-Out Loan commitments, which is payable upon the maturity date of the First-Out Loan.

The Centre Lane Facility contains customary representations and warranties, as well as customary affirmative and negative covenants. The Centre Lane Facility contains covenants that may, among other things, limit the Company’s ability to incur additional debt, incur liens, make investments, declare or pay dividends, engage in mergers, acquisitions and dispositions, engage in new lines of business or certain transactions with affiliates and change accounting policies or fiscal year.

The Centre Lane Facility also requires us to regularly provide financial information to the Lenders, as well as maintain certain total leverage ratios, fixed charge coverage ratios and minimum levels of liquidity beginning September 30, 2018. Our capital expenditures are limited.

Events of default under the Centre Lane Facility include, but are not limited to, a breach of any of financial covenants or any representations or warranties, failure to timely pay any amounts due and owing, the commencement of any bankruptcy or other insolvency proceeding, judgments in excess of certain acceptable amounts, the occurrence of a change in control, certain events related to ERISA matters and impairment of security interests in collateral or invalidity of guarantees or security documents.

If an event of default occurs, the Lenders may, among other things, declare all borrowings to be immediately due and payable, together with accrued interest and fees, and exercise remedies under the collateral documents related to the Centre Lane Facility.

European Credit Facility

On June 13, 2008, Braden Europe B.V., Global Power Professional Services Netherlands B.V. and Global Power Netherlands B.V. (collectively, “Global Power Netherlands”) entered into a new EUR 14,000,000 Credit Facility (as continued, amended or supplemented from time to time, the “ABN AMRO Credit Facility”) with ABN AMRO Bank N.V. (“Original ABN AMRO”). In 2010, Original ABN AMRO transferred its claims, rights and obligations under the ABN AMRO Credit Facility to a new entity also known as ABN AMRO Bank N.V. (“New ABN AMRO”), as confirmed by the

Amendment to Existing Credit Agreement (the “ABN AMRO Amendment”), dated July 25, 2011, between Global Power Netherlands and New ABN AMRO. The ABN AMRO Amendment incorporated the standard ABN AMRO General Credit Provisions. The ABN AMRO Credit Facility is automatically renewed each year on the same terms and conditions, so long as certain financial conditions are satisfied.

The ABN AMRO Credit Facility is a Euro-denominated facility with an overdraft facility of EUR 1,000,000 and a contingent liability facility of EUR 13,000,000. Global Power Netherlands’ interest rate was 5.95% per annum at December 31, 2015. Global Power Netherlands pays a facility fee of 0.25% per quarter. Proceeds of borrowings under the ABN AMRO Credit Facility may be used for the Borrower’s business activities. Global Power Netherlands has, by a right of pledge, given a first priority lien on substantially all of its assets as security for the ABN AMRO Credit Facility. The three entities that comprise Global Power Netherlands are jointly and severally liable under the ABN AMRO Credit Facility.

The ABN AMRO Credit Facility imposes a number of covenant requirements on Global Power Netherlands. Global Power Netherlands’ tangible net worth must at all times represent at least 35% of Global Power Netherlands’ adjusted balance sheet total. The adjusted balance sheet total is defined as total assets minus the sum of intangible assets, deferred tax assets, participating interests, receivables from shareholders and/or directors and shares held in the company, as shown in the annual accounts, as well as any off-balance sheet guarantee exposure. Global Power Netherlands may not make profit distributions without the prior written consent of New ABN AMRO or if Global Power Netherlands’ tangible net worth is less than 35% of Global Power Netherlands’ adjusted balance sheet total. Global Power Netherlands will not have a current account with its mother or sister companies. Global Power Netherlands will inform New ABN AMRO in advance of any future guarantees. Global Power Netherlands’ annual accounts shall be prepared in accordance with the International Accounting Standards Board’s standards. New ABN AMRO retains the right to revise the Credit Facility and related security package if Global Power Professional Services Netherlands B.V. and Global Power Netherlands B.V. begin to conduct business outside the Netherlands. Global Power Netherlands shall not grant any second ranking right of pledge to other parties.

As of December 31, 2016, no overdraft amounts were outstanding under this facility, and Global Power Netherlands was in compliance with all covenants under the ABN AMRO Credit Facility.

Letters of Credit and Bonds

In line with industry practice, we are often required to provide letters of credit and surety and performance bonds to customers. These letters of credit and bonds provide credit support and security for the customer if we fail to perform our obligations under the applicable contract with such customer. The interest rate on letters of credit issued under our Revolving Credit Facility letter of credit sublimit was 8.5% per annum as of December 31, 2016 and 2015. To the extent that a letter of credit had an expiry date beyond the original Revolving Credit Facility maturity date of February 21, 2017, cash collateral of an amount equal to 105% of the face amount of such letter of credit was to be provided as security for all reimbursement and other letter of credit obligations. In connection with the refinancing of our Revolving Credit Facility, we are currently unable to obtain letters of credit.

As of December 31, 2016, our outstanding standby letters of credit issued under our Revolving Credit Facility and our ABN AMRO facility were $11.8 million and $10.0 million, respectively. Currently, there are no amounts drawn upon these letters of credit. As of December 31, 2016, we provided cash collateral for $7.9 million for letters of credit with expiry dates beyond the Revolving Credit Facility’s original maturity date. In addition, as of December 31, 2016, we had outstanding surety bonds on projects of $32.7 million. As of December 31, 2015, our outstanding standby letters of credit issued under our Revolving Credit Facility and our ABN AMRO facility totaled $9.8 million and $10.8 million, respectively. Currently, there are no amounts drawn upon these letters of credit. In addition, as of December 31, 2015, we had outstanding surety bonds on projects of $23.8 million. For additional information, see “Note 11—Debt” to our consolidated financial statements.

Deferred Financing Costs

Deferred financing costs are amortized over the terms of the related debt facilities using the effective yield method. Total interest expense associated with the amortization of deferred financing costs was $0.2 million during 2016, $0.3 million during 2015 and $0.2 million during 2014. As of December 31, 2016 and December 31, 2015, we had unamortized deferred financing costs on our Revolving Credit Facility of less than $0.1 million and $0.3 million, respectively.

Working Capital

Working capital represents total current assets less total current liabilities. At December 31, 2016, our working capital decreased $10.1 million, or 10.9%, to $82.7 million from $92.8 million at December 31, 2015. The primary driver of the decrease in working capital was the decrease in cash and cash equivalents and restricted cash.

Net Cash Flows

Our net consolidated cash flows consisted of the following:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Cash flows provided by (used in):
Operating activities	$(3,623)	$6,781	$(10,568)
Investing activities	9,509	(15,259)	(8,521)
Financing activities	(25,102)	22,982	15,266
Effect of exchange rate changes on cash	(218)	(1,181)	(1,200)
Change in cash and cash equivalents	$(19,434)	$13,323	$(5,023)

Our operating, investing and financing activities and the effect of exchange rate changes on our finances are described in more detail below.

Operating Activities

For the years ended December 31, 2016, 2015 and 2014, net earnings (loss) adjusted for noncash activities was $(19.2) million, $(26.9) million and $6.8 million, respectively, and our working capital accounts provided (used) cash of $15.6 million, $33.6 million and $(17.4) million, respectively. Our operating cash outflows in 2016 and 2015 included payments for restatement-related expenses.

Investing Activities

During 2016, the sale of TOG and certain property, plant and equipment, including our sale-leasebacks, provided $18.8 million.

During 2015, we used $7.6 million to acquire certain assets of the Siemens’ eHouse manufacturing operations and $7.3 million to purchase capital assets.

During 2014, we used $8.1 million to purchase capital assets. During 2014, we also received $0.2 million from the sale of certain equipment.

Financing Activities

During 2016, cash used in financing activities was $25.1 million. Repayments on our Revolving Credit Facility accounted for $141.1 million, which was offset by borrowings of $116.4 million.

During 2015, cash provided by financing activities was $23.0 million. Borrowings on our Revolving Credit Facility accounted for $58.0 million, which was offset by repayments of $33.0 million. Additionally, we used $1.6 million of cash to pay dividends and $0.4 million to repurchase stock-based awards for the payment of employees’ statutory taxes due on stock based compensation.

During 2014, cash provided by financing activities was $15.3 million. Of this, $22.0 million came from our net borrowings on our Revolving Credit Facility, which consisted of $99.0 million in borrowings and $77.0 million in repayments during the year. Additionally, we used $6.1 million of cash to pay dividends and $0.6 million to repurchase stock based awards for payment of employees’ statutory taxes due on stock based compensation.

Effect of Exchange Rate Changes on Cash

The effect of exchange rate changes decreased cash by $0.2 million in 2016 and $1.2 million in both 2015 and 2014. These changes are primarily driven by changes in the exchange rates of the Euro and the Peso relative to the U.S. dollar during the respective periods.

Dividends

We have not declared dividends since the first quarter of 2015 and do not anticipate declaring dividends in the near term. As of December 31, 2016, the terms of our Revolving Credit Facility restricted our ability to pay dividends, and the terms of our Centre Lane Facility currently restrict our ability to pay dividends. In addition, the timing and amounts of any dividends would be subject to determination and approval by our Board of Directors.

Liquidity Outlook

Historically, we have funded our operations through cash on hand, asset sales and draws against our Revolving Credit Facility, as necessary. In June 2017, we completed a refinancing process and entered into the Centre Lane Facility. Using the proceeds from the Centre Lane Facility, we repaid the full balance outstanding under the Revolving Credit Facility in June 2017. However, the terms of the Centre Lane Facility are less favorable to us than the terms of the Revolving Credit Facility, and, among other things, require higher interest payments and subject us to restrictive covenants that significantly limit our operating flexibility and encumber our assets.

Since May 2015, we have successfully funded our operations from working capital management, our cash on hand and asset sales. As of December 31, 2016, we had a net loss of $43.6 million and negative cash flows from operations of $3.6 million. Although we had positive working capital as of December 31, 2016, we refinanced our Revolving Credit Facility in 2017, which allowed us to classify our outstanding debt as long-term. Starting in 2015 and continuing into 2017, management, in conjunction with the Board of Directors, began developing and implementing a multi-step plan to address our severely constrained liquidity.

The plan consists of the following items:

•	Focusing on shortening the collection cycle time on our accounts receivables and lengthening the payment cycle time on our accounts payables;
•	Reducing ongoing operating expenses;
•	Assessing strategic alternatives with regard to Mechanical Solutions, including the potential complete divestiture of this segment in order to reduce debt;
•	Assessing the potential for additional asset sales to reduce our outstanding debt;
•	Repatriating cash held by our foreign subsidiaries; and
•	Seeking an asset-based lending facility that will enable us to issue letters of credit, as well as supplement our working capital needs.

We have implemented the following components of the plan:

•

We believe we have managed our accounts receivables and accounts payables to fund our operations—particularly in light of the significant additional expense load we have incurred related to the restatement of our historical financial results ($6.7 million and $14.4 million in 2016 and 2015, respectively).

•

Since 2015, we have reduced our ongoing operating expenses through facility consolidations or closures and employee reductions. For example, we consolidated our facilities at CFI and Braden Tulsa, closed our plant in Chattanooga, Tennessee and ceased manufacturing at our plant in Monterrey, Mexico.

•	In 2017, we reduced headcount at Braden Tulsa through a series of reorganizations and restructuring of management and departments.
•	We negotiated and closed the following sales:
•

In July 2016, we sold the stock of TOG, our wholly owned subsidiary, for $6.0 million in cash, subject to customary post-closing working capital adjustments, an escrow withholding of $0.8 million and disposition expenses. The net proceeds of $4.8 million from this sale were used to reduce the outstanding balance of the Revolving Credit Facility. In addition, as a result of the sale, we no longer have liability associated with TOG’s leased property.

•

In December 2016, we completed a $14.8 million sale-leaseback transaction of our facilities in Franklin, Indiana, Auburn, Massachusetts and Houston, Texas, in which we simultaneously sold and entered into 10-year leases of the three facilities. The net proceeds of $12.2 million from this sale were used to reduce the outstanding balance of the Revolving Credit Facility. As a result of the leaseback of the facilities, we expect rental expense to increase $1.3 million per year, excluding Hetsco’s Franklin, Indiana facility, which, as discussed below, was later sold and the lease assumed by the purchaser.

•

In January 2017, we sold the stock of Hetsco for $23.2 million in cash inclusive of working capital adjustments. After transaction costs and an escrow withholding of $1.5 million, the net proceeds of $20.2 million were used to reduce the outstanding balance of the Revolving Credit Facility.

•	We repatriated $10.0 million in cash from our Netherlands subsidiary from January 1, 2017 through September 5, 2017.
•	We have negotiated and closed on a new debt facility, the Centre Lane Facility.

While the initial refinancing of the Revolving Credit Facility by entering into the Initial Centre Lane Facility extended our maturity, it did not provide sufficient funding for working capital needs. The Centre Lane Facility Amendment in August 2017 and associated First-Out Loan provided us with up to $10.0 million in additional working capital, as of September 5, 2017; however, we anticipate that our short-term liquidity position will remain constrained. The terms of the Centre Lane Facility are less favorable to us than the terms of the Revolving Credit Facility. Upon a default under the Centre Lane Facility, our senior secured lenders would have the right to accelerate the then-outstanding amounts under such facility and to exercise their rights and remedies to collect such amounts, which would include foreclosing on collateral constituting substantially all of our assets and those of our subsidiaries.

The First-Out Loan matures on September 30, 2018. In order to have sufficient cash to repay the First-Out Loan, fund our operations and continue as a going concern, we will need to be successful in completing one or more of the following initiatives:

•	Sell assets outside the normal course of business;
•	Repatriate additional cash from our foreign subsidiaries; and
•	Reduce our restricted cash by decreasing our cash collateralized outstanding letters of credit.

If we are unsuccessful in these liquidity generating initiatives by September 30, 2018, and we do not have sufficient cash resources available to repay the First-Out Loan, we could be forced to seek bankruptcy protection, attempt to renegotiate our existing credit facility or raise additional capital through new debt or equity issuances. There can be no assurance that additional capital will be available on acceptable terms and our investors could lose the full value of their investment in our common stock if bankruptcy protection is ultimately sought.

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

As of December 31, 2016, we had a contingent liability for issued and outstanding standby letters of credit, generally issued to secure performance on customer contracts. As of December 31, 2016, our outstanding stand‑by letters of credit issued under our Revolving Credit Facility and our ABN AMRO facility were $11.8 million and $10.0 million, respectively. Currently, there are no amounts drawn upon these letters of credit. In addition, as of December 31, 2016, we had outstanding surety bonds on projects of $32.7 million. Our subsidiaries provide financial guarantees for certain contractual obligations in the ordinary course of business.

Contractual Obligations

Our cash requirements as of December 31, 2016 for contractual obligations were as follows:

		Less than			More than
(in thousands)	Total	1 year	1 - 3 years	3 - 5 years	5 years
Operating lease obligations(1)	$26,793	$4,297	$7,490	$5,890	$9,116
Debt obligations(2)	45,341	—	—	45,341	—
Total	$72,134	$4,297	$7,490	$51,231	$9,116

(1)We enter into operating leases in the normal course of business. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease payments would change if we exercised these renewal options and if we entered into additional operating lease agreements.

(2)Debt obligations relate to amounts outstanding under our Revolving Credit Facility and exclude floating rate interest. Based on the amount of such debt at December 31, 2016, and the interest rate of 9.4% on the debt at December 31, 2016, such interest was being incurred at an annual rate of $4.3 million.

The table above omits potential payments related to:

•	Uncertain tax positions of $4.0 million as of December 31, 2016, as we cannot reasonably predict the timing of the net cash outflows associated with the settlement of these obligations; or
•

Interest which may have become due on the constantly changing outstanding balances under our Revolving Credit Facility, as we could not reasonably predict the timing of the cash outflows associated with those payments.

In June 2017, we refinanced our Revolving Credit Facility; as such, the outstanding balance of $45.3 million has been classified to long-term as of December 31, 2016.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements and related notes requires us to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. We have based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions.

An accounting policy is considered critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. We believe that the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of our consolidated financial statements. The following descriptions of critical accounting policies, judgments and estimates should be read in conjunction with our consolidated financial statements included in this Form 10-K.

Revenue Recognition.  Substantially all of our Mechanical Solutions and Electrical Solutions segment revenue is derived from fixed-priced contracts. Certain of these contracts specify separate delivery dates of individual equipment units or require customer acceptance of a product. In circumstances where separate delivery dates of individual equipment units exist, we recognize revenue when the customer assumes the risk of loss and title for the equipment, which is generally the date the unit is shipped, and corresponding costs previously deferred are charged to expense. In circumstances where the contract requires customer acceptance of a product in addition to transfer of title and risk of loss to the customer, revenue is either recognized (i) upon shipment when we are able to demonstrate that the customer-specific objective criteria have been met or (ii) upon customer acceptance. Once title and risk of loss have transferred and, where applicable, customer acceptance is complete, we have no further performance obligations.

For the Mechanical Solutions segment, revenue for gas turbine auxiliary equipment contracts exceeding a value of 175,000 in local currency units from our Braden business unit is recognized under the percentage-of-completion method based on efforts expended input measures. Revenue for de minimis auxiliary equipment and part sales are recognized on the completed contract method as equipment is delivered and title is transferred.

For the Electrical Solutions segment, revenue is recognized on the completed contract method, typically when the unit is shipped, due to the lack of ability to estimate contact completion.

Within our Services segment, we enter into a variety of contract structures, including cost plus reimbursement contracts, time and material contracts and fixed-price contracts. The determination of the contract structure is based on the scope of work, complexity and project length and customer preference of contract terms. Cost-plus and time and material contracts represent the majority of the contracts in our Services segment. For these contract types, we recognize revenue when services are performed based on an agreed-upon price for the completed services or based upon the hours incurred and agreed-upon hourly rates. Some of our contracts include provisions that adjust contract revenue for safety, schedule or other performance measures. On cost reimbursable contracts, revenue is recognized as costs are incurred and includes applicable mark-up earned through the date services are provided. Revenue on fixed-price contracts is recognized under the percentage-of-completion method based on cost to cost input measures.

The percentage-of-completion method generally results in the recognition of reasonably consistent profit margins over the life of a contract because management has the ability to produce reasonably dependable estimates of contract billings and contract costs. We use the level of profit margin that is most likely to occur on a contract. If the most likely profit margin cannot be precisely determined, the lowest probable level of profit in the range of estimates is used until the results can be estimated more precisely. Our estimate of the total contract costs to be incurred at any particular time has a significant impact on the revenue recognized for the respective period. Changes in job performance, job conditions, estimated profitability, final contract settlements and resolution of claims may result in revisions to contract revenue and cost and the effects of such revisions are recognized in the period that the revisions are determined. Under percentage-of-completion accounting, management must also make key judgments in areas such as the percentage-of-completion, estimates of project revenue, costs and margin, estimates of total and remaining project hours and liquidated damages assessments. Any deviations from estimates could have a significant positive or negative impact on our results of operations.

Estimated losses on uncompleted contracts, regardless of whether we account for the contract under the completed contract or percentage-of-completion method, are recognized in the earliest open period in which they first become known.

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

Long-Lived Assets.  Long-lived assets, such as property, plant and equipment, and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, we first compare undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third party independent appraisals, as considered necessary. We group long-lived assets by legal entity for purposes of recognition and measurement of an impairment loss, as this is the lowest level for which cash flows are independent.

Goodwill and Other Intangible Assets.  Goodwill and indefinite-lived intangible assets are not amortized to expense, but rather are annually tested for impairment as of October 1 and more frequently if circumstances warrant. Our indefinite-lived intangible assets consist of various trade names used in our businesses.

Our testing of goodwill for potential impairment involves the comparison of each reporting unit’s carrying value to its estimated fair value, which is determined using a combination of income and market approaches. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each reporting unit. Under the market approach, the fair value is determined by utilizing comparative market multiples in the valuation estimates. The fair value of our Braden reporting unit exceeded book value by a range of 1.7% to 59.9%, depending on the valuation approach. The fair value of our Williams reporting unit exceeded book value by 24% at December 31, 2016.

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

Under ASC 740—Income Taxes (“ASC 740”), the FASB requires companies to assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available positive and negative evidence and utilizing a “more likely than not” standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company’s current or previous operating history is given more weight than its future outlook, although we do consider future taxable income projections, ongoing tax planning strategies and the limitation on the use of carryforward losses in determining valuation allowance needs. We establish valuation allowances for our deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Warranty Costs.  We estimate warranty costs based on past warranty claims, specific identification method, sales history and applicable contract terms. Our warranty terms vary by contract but generally extend for no more than four years after delivery or completion of services. We manage our exposure to warranty claims by having our field service and quality assurance personnel regularly monitor projects and maintain ongoing and regular communications with our customers.

Insurance.  We self-insure a portion of our risk for health benefits and workers’ compensation up to certain policy limits. We maintain insurance coverage for other business risks, including general liability insurance. We retain exposure to potential losses based on deductibles, coverage limits and self-insured retentions. We charged $8.8 million, $8.6 million and

$10.0 million as an expense during the years ended December 31, 2016, 2015 and 2014, respectively, for health benefits, general liability and workers’ compensation claims incurred and related insurance premiums for excess claim coverage for continuing operations. Our reserves as of December 31, 2016 and 2015 consisted of estimated amounts unpaid for reported and unreported claims incurred. Our accrual for all self-insured risk retention as of December 31, 2016 and 2015 was $0.9 million and $0.6 million, respectively. We have provided $2.6 million in letters of credit for each of the years ended December 31, 2016 and 2015, respectively, as security for possible workers’ compensation claims.

Recently Issued Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting.” This ASU is intended to clarify when an entity is required to apply modification accounting when there have been changes to the terms or conditions of a share-based payment award. ASU 2017-09 is effective for annual and interim periods beginning after December 15, 2017 and should be applied prospectively to an award modified on or after the adoption date. We do not expect the adoption of ASU 2017-09 to have a material impact on our financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.” ASU 2017-04 removes the second step of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019 and will be applied prospectively. We do not expect the adoption of ASU 2017-04 to have a material impact on our financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business,” which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. ASU 2017-01 requires an entity to evaluate if substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. ASU 2017-01 is effective for interim and annual reporting periods beginning after December 15, 2017 and should be applied on a prospective basis. We do not expect the adoption of ASU 2017-01 to have a material impact on our financial position, results of operations or cash flows.

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” ASU 2016-18 requires an entity to include in its cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. ASU 2016-18 is effective for interim and annual reporting periods beginning after December 15, 2017. We do not expect the adoption of ASU 2016-18 to have a material impact on our financial position, results of operations or cash flows.

In October 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other than Inventory.” ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual reporting periods beginning after December 15, 2017 and should be applied on a modified retrospective basis. We do not expect the adoption of ASU 2016-16 to have a material impact on our financial position or results of operations. We are currently evaluating the impact the adoption will have on our statement of cash flows.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 amends the guidance in ASC 230, which often requires judgment to determine the appropriate classification of cash flows as operating, investing or financing activities, and has resulted in diversity in practice in how certain cash receipts and cash payments are classified. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017 and should be applied on a retrospective basis. We do not expect the adoption of ASU 2016-15 to have a material impact on our cash flows.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU is intended to simplify various aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. If early adopted, an entity must adopt all of the amendments during the same period. We are currently evaluating the potential impact of the adoption of ASU 2016-09 on our financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases.” The main difference between the current requirement under GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases), while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. ASU 2016-02 must be adopted using a modified retrospective transition and provides for certain practical expedients. We are currently assessing the potential impact of the adoption of ASU 2016-02 on our financial position, results of operations and cash flows.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” The new guidance requires an entity to measure inventory, other than that measured using last-in- first out or the retail inventory method, at the lower of cost or net realizable value, which is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective beginning with the Company’s fiscal year 2017 and should be applied prospectively, with earlier application permitted. We have no plans for early adoption. We do not expect the adoption of ASU 2015-11 to have a material impact on our financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which provides new guidance for revenue recognized from contracts with customers, and will replace the existing revenue recognition guidance. ASU 2014-09 requires that revenue is recognized at an amount the company is entitled to upon transferring control of goods or services to customers, as opposed to when risks and rewards transfer to a customer. In July 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 by one year, making it effective for the interim reporting periods within the annual reporting period beginning after December 15, 2017, or January 1, 2018. This standard may be applied retrospectively to all prior periods presented, or retrospectively with a cumulative adjustment to retained earnings in the year of adoption. We currently anticipate adopting the standard using the modified retrospective method. We have begun initial discussions on significant differences and scoping; however, we have not determined the impact the adoption will have on our consolidated financial statements and related disclosures.

The FASB has issued several additional ASUs to provide implementation guidance on ASU 2014-09, including ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” issued in March 2016 and ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” issued in April 2016. We will consider this guidance in evaluating the impact of ASU 2014-09.

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

Interest Rate Risk.  Our primary market risk exposure is volatility of interest rates, primarily in the U.S. As of December 31, 2016, we were subject to interest rate changes on our LIBOR-based variable interest rate under our Revolving Credit Facility. The Centre Lane Facility also subjects us to LIBOR-based interest, leading to interest rate changes. As of December 31, 2016, we had $45.3 million outstanding on our Revolving Credit Facility. During 2016, we borrowed $116.4 million and repaid $141.1 million on our Revolving Credit Facility.

Interest Rate Sensitivity.  Based on the absence of any term loan borrowings as of December 31, 2016, a 50 basis point fluctuation in short term interest rates would have a $0.2 million impact on our expected pre-tax income on an annual basis.

Item 8.  Financial Statements and Supplementary Data.

The financial statements and other information required by this Item are contained in the consolidated financial statements and related notes thereto contained elsewhere in this report.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On December 16, 2015, we disclosed in a Current Report on Form 8-K (as amended on December 21, 2016), that BDO USA, LLP (“BDO”) would serve as our independent registered public accounting firm with respect to the audit of the financial statements for our 2012 through 2014 fiscal years, but that BDO resigned as our auditor for our 2015 fiscal year. We promptly engaged in a process to select an independent registered public accounting firm for our 2015 fiscal year. As a result of that process, our management concluded that, among other considerations, appointing a single accounting firm to audit all outstanding fiscal years would be more efficient than using two firms and would present a greater likelihood of completing the restatement and bringing us current in our SEC reporting obligations more promptly.

Based on the foregoing, our management recommended to the Board and the Audit Committee that, effective March 24, 2016, we dismiss BDO as our independent registered public accounting firm with respect to the audit and review of our financial statements for our 2012 through 2014 fiscal years, and appoint Hein & Associates LLP (“Hein”) as our new independent registered public accounting firm for the periods covered by this Form 10-K. The Board and the Audit Committee each approved that change unanimously. Effective March 24, 2016, we retained Hein as our independent registered public accounting firm for all periods covered by this Form 10-K.

During our two most recent fiscal years ended December 31, 2015, and the subsequent interim period through the date of BDO’s dismissal, there were no disagreements between us and BDO on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to BDO’s satisfaction, would have caused BDO to make reference to the subject matter of the disagreement in their reports on our consolidated financial statements. BDO’s audit reports on our consolidated financial statements for the years ended December 31, 2013 and 2014, when previously filed, did not contain any adverse opinion or disclaimer of opinion, nor was either report qualified or modified as to uncertainty, audit scope, or accounting principles. However, as stated in our Current Reports on Form 8-K, filed on May 6, 2015, October 26, 2015 and January 26, 2016 (the “Prior 8-Ks”), our previously filed 2012, 2013 and 2014 financial statements, including the previously filed auditor’s reports on our 2012, 2013 and 2014 financial statements, and the auditor’s reports on the effectiveness of our internal control over financial reporting as of December 31, 2012, 2013 and 2014, should no longer be relied upon in light of the subsequent restatement.

As discussed in our Current Report on Form 8-K (as amended), filed on December 16, 2015 (together with the Prior 8-Ks, the “Original Reports”), prior to our dismissal of BDO, we discussed with BDO certain material weaknesses in our internal control over financial reporting relating to revenue recognition, inventory costing and warranty reserves. We have taken, and continue to take, meaningful steps to enhance our internal controls over financial reporting in connection with these material weaknesses and to strengthen our financial reporting and accounting functions. We believe the remediation measures that we are undertaking have improved and will continue to improve the effectiveness of our internal control over financial reporting. However, we have not completed all of the corrective processes and procedures as described in more detail below under the caption “Part II—Item 9A. Controls and Procedures.”

Other issues that we discussed with BDO included those relating to the supporting documentation for manual journal entries (including potential internal control implications), a proposed change in accounting methodology for certain construction contracts from the “completed contract” method to the “percentage-of-completion” method, the recognition of revenue on projects that were completed at or after related warranty matters were identified, amounts of warranty accruals and the potential accounting impact of warranties that meet the definition of “extended warranties,” recording of expected losses on ongoing construction contracts, and the timing of accrued severance benefits to certain employees. In addition, BDO and we concluded a need existed to perform a goodwill impairment review as a result of the anticipated restatement adjustments to the financial statements and a need to strengthen our internal audit function. With respect to the internal audit function, we and BDO discussed evaluating the competency and objectivity of the internal audit function and its ability to effectively perform its duties (such examination of the internal audit function, collectively with the matters described in the prior paragraph, and the first and second sentences of this paragraph, are referred to herein as the “Matters”). Members of our management and the Audit Committee discussed the Matters with BDO. However, at the time of BDO’s dismissal, BDO had not completed its evaluation of the Matters, including the magnitude of any internal control deficiencies associated with manual journal entries or the internal audit function. Except for the Matters, there were no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K of the rules and regulations of the SEC, during our years ended December 31, 2013 or 2014 or in any subsequent interim period. We have authorized BDO to respond fully to the inquiries of the successor accounting firm concerning the subject matter of the reportable event stated above.

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

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information, required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Under the supervision and with the participation of our management, including our current Co-CEOs and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016.

Based on this evaluation, our Co-CEOs and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2016, due to material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Notwithstanding the ineffective disclosure controls and procedures, the material weaknesses in our internal control over financial reporting described below, and our failure to timely file this Form 10-K and certain subsequent reports, our management concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with U.S. GAAP.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

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

Under the supervision and with the participation of our management, including our Co-CEOs and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of

December 31, 2016, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the Internal Control–Integrated Framework (2013). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring. Based on this evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2016, because material weaknesses reported in Item 9A of our 2015 Form 10-K continued to exist at December 31, 2016, as described below.

Note: The bullet points under each material weakness, when aggregated, resulted in the identified material weakness; however, each individually would also have been sufficient to result in a material weakness.

We had material weaknesses in our control environment and monitoring:

•

We did not implement effective oversight of our finance and accounting processes (including organizational structure and reporting hierarchy), which impacted our ability to make appropriate accounting determinations.

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

•	We did not design and maintain effective controls to provide reasonable assurance over the accuracy and completeness relating to:
o	Recognizing revenue in accordance with the proper method, including percentage of completion and completed contract;
o	Tracking and completeness of work-in-process;
o	Matching cost of goods sold with related revenue;
o	Reviewing contract performance to estimate expected contract losses in a timely manner;
o	Properly reviewing, recognizing and recording the full scope of contracts and contract modifications with our customers;
o	Calculating and estimating warranty expense and warranty liabilities;
o	Estimating accrued liabilities;
o	Properly reviewing valuation models supporting the goodwill impairment;
o	Identification and proper elimination of intercompany transactions;

o	Determination and recording of foreign currency translation adjustments; and
o	Safeguarding of physical assets.

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
•

We determined that review processes and activities that relied on electronic data generated from our systems were ineffectively designed and incorrectly operating because of material weakness in information technology general controls.

We did not effectively monitor (review, evaluate and assess) the risks associated with key internal control activities that provide the accounting information contained in our financial statements.

These material weaknesses impacted our accounting for revenue recognition, work-in-process costing, cost of goods sold recognition and accrued liabilities. If not remediated, the internal control deficiencies described above could result in errors in our financial statements.

Changes in Internal Control over Financial Reporting

We designed a remediation plan to strengthen our financial reporting and accounting functions and have taken, and will continue to take, remediation steps to address these material weaknesses. We also continue to take meaningful steps to enhance our disclosure controls and procedures and our internal controls over financial reporting by strengthening our financial reporting and accounting functions.

In order to remediate the material weaknesses in our control environment, we have enhanced our reporting structure to more clearly define roles, responsibilities, reporting obligations and decisional authority and to centralize certain functions to ensure knowledgeable and experienced staffing within our accounting and financial reporting departments. As we continue to enhance our staffing, we continue to design training programs for accounting and operations personnel to ensure that our staff has the appropriate knowledge and expertise necessary to perform their assigned duties. In connection with the remediation of the material weaknesses in our control activities we have enhanced our policies relating to the documentation review and approval of journal entries and account reconciliations. To enhance our information technology controls, we are implementing systems and processes in order to create an effective segregation of duties, restrict user access to spreadsheets and applications and improve output controls over system generated entries. Finally, we are implementing procedures to enhance the level of communication and the understanding of our accounting and internal control policies and procedures in an effort to remediate the material weakness in our monitoring efforts. These actions are subject to ongoing senior management review and Audit Committee oversight.

While we continue to take steps to remediate our material weaknesses, we cannot currently represent that significant changes to our internal control over financial reporting have been fully implemented. Since filing our 2015 Report on March 15, 2017, the control enhancements that we have introduced have not been fully implemented or have not been placed in service for a sufficient period of time to conclude on their effectiveness as of December 31, 2016. Because of this, management has concluded that none of our material weaknesses have been remediated.

We believe the remediation measures that we have taken, and continue to take, will improve the effectiveness of our internal control over financial reporting. Other than the continued implementation of these remediation efforts, there were no other changes in our internal control over financial reporting for the year ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B.  Other Information.

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our Board of Directors

Each of the following individuals was a member of the Board as of December 31, 2016:

Name	Age	Position(s) and Office(s) Held with the Company
Terence J. Cryan	55	President, CEO and Director(1)
Charles Macaluso	73	Chairman of the Board and Director
Carl Bartoli	78	Director
David A.B. Brown	73	Director
Linda Goodspeed	55	Director
David Keller	63	Director
Robert B. Mills	67	Director
Nelson Obus	70	Director
Michael E. Rescoe	64	Director
Michael E. Salvati	65	Director
Gary J. Taylor	64	Director

(1)Mr. Cryan resigned as President and CEO and as a director on July 26, 2017. Upon his resignation, Mr. Holmes and Mr. Pagliara were appointed Co-Presidents, Co-CEOs and directors, and Mr. Wheelock was appointed Vice President, Administration, General Counsel and Secretary.

In addition, each of the following individuals, who joined the Board subsequent to December 31, 2016, is a member of the Board as of the date of this Form 10-K:

Name	Age	Position(s) and Office(s) Held with the Company
Craig E. Holmes	60	Co-President, Co-CEO and Director
Tracy D. Pagliara	54	Co-President, Co-CEO and Director

The term for each of our directors expires at our next annual meeting of stockholders. Mr. Macaluso, Mr. Mills, Mr. Taylor, Mr. Brown, Ms. Goodspeed and Mr. Obus will be nominated for re‑election at our next annual meeting of stockholders. Directors that are re‑elected at our next annual meeting of stockholders will be elected to serve until the next annual meeting or until their successors have been duly elected and qualified. There are no family relationships among any of the directors listed above or our executive officers.

Set forth below is the specific experience, qualifications and background of each of the individuals listed above.

Terence J. Cryan served as a member of the Board of Directors from January 2008 to July 2017 and as our President and CEO from March 20, 2015 until July 26, 2017. Mr. Cryan has over 30 years of international business experience based in both the United States and Europe. Until March 2015, he served as Managing Director of Concert Energy Partners, a New York City‑based investment and private equity firm focused on the energy industry that he co‑founded in 2001. From September 2011 through April 2012, he served as interim President and Chief Executive Officer of Uranium Resources Inc. He also served as President and Chief Executive Officer of Medical Acoustics LLC from 2007 through 2010. Prior to 2001, Mr. Cryan was a Senior Managing Director in the Investment Banking Division at Bear Stearns.

Earlier in his career, Mr. Cryan served as a Managing Director, head of the Energy & Natural Resources Industry Group and member of the Investment Banking Operating Committee at Paine Webber. Mr. Cryan joined Paine Webber following its acquisition of Kidder, Peabody in 1994.

Since 2012, Mr. Cryan has served as a director of Ocean Power Technologies Corporation. During the past five years, Mr. Cryan served as a director of Superior Drilling Products Incorporated (June 2014 to December 2016), Uranium

Resources, Inc. (October 2006 to March 2016), The Providence Service Corporation (May 2009 to May 2011) and Gryphon Gold Corporation (August 2009 to December 2012). In January 2015, Mr. Cryan became a National Association of Corporate Directors Board Leadership Fellow, one of the highest levels of credentialing for corporate directors and corporate governance professionals.

Director Qualifications.  Mr. Cryan possesses extensive expertise in financings, mergers and acquisitions. He also has a broad energy industry background and executive‑level experience. Mr. Cryan has over 20 years of experience in international business as an investment banker in the United States and Europe. As a co‑founder of Concert Energy Partners and as former Managing Director, Energy & Natural Resources Industry Group at Paine Webber, Mr. Cryan has in‑depth knowledge of the energy industry. In addition, Mr. Cryan brought board‑level leadership experience, having served on the boards of a number of international companies.

Charles Macaluso has served as Chairman of our Board of Directors since January 2008. Since 1998, Mr. Macaluso has been a principal of Dorchester Capital Advisors, LLC (“Dorchester Capital”), a management consulting and corporate advisory service firm focusing on operational assessment, strategic planning and workouts. Mr. Macaluso currently serves as a director of Darling Ingredients Inc., where he serves as lead director and chairman of its nominating and corporate governance committee, and Pilgrim’s Pride Corporation, where he serves on the audit committee. Previously, Mr. Macaluso also served as a director of The Elder‑Beerman Stores Corp. and Global Crossing Limited. Mr. Macaluso is also a member of the National Association of Corporate Directors.

Director Qualifications.  Mr. Macaluso has had a career focused on operational assessment, strategic planning, crisis management and turnaround advisory services, most recently with Dorchester Capital. Dorchester Capital also has a significant commitment to representing the interests of investor groups as a member of the boards of directors at a diverse array of companies, and Mr. Macaluso brings with him a strong commitment to stockholders’ interests. He also has extensive executive and financial expertise. In addition, Mr. Macaluso brings significant board expertise, including service as chairman on a number of public and private company boards and committees.

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

Director Qualifications.  Mr. Bartoli is an engineering and construction business executive with over 40 years of domestic and international experience in the process and utility industry. His experience covers all facets of the engineering and construction industry, including project management, project development, senior line management and executive profit and loss management positions. Mr. Bartoli has also served on the boards of directors of a number of Foster Wheeler Corporation affiliated companies. Since his retirement from Foster Wheeler (now AMEC‑Foster Wheeler) and the establishment of C. Bartoli Consultants, LLC, he has participated in many consulting assignments for the power generation, process and energy industries. He is also a consultant leader with the Gerson Lehrman Group in the energy and industrials sector and is an advisor to Anellotech, Inc., a company developing a cellulosic biomass conversion technology for the production of petrochemicals, and Sundrop Fuels, Inc., a gasification‑based advanced biofuels company.

David A.B. Brown has served as a member of the Board of Directors since May 2016. Mr. Brown currently serves as chairman of the board of directors of Layne Christensen Company and as a member of the board of directors of EMCOR Group, Inc. From June 25, 2014 to January 1, 2015, Mr. Brown also served as President and Chief Executive Officer of Layne Christensen Company, a global water management, construction, and drilling company. Mr. Brown has served as the non-executive chairman of the board of directors of Industrea Acquisition Corp. since July 2017. He served as a member of the board of directors of Hercules Offshore, Inc. from November 2015 to December 2016. Mr. Brown was the chairman of the board of directors of Pride International, Inc., a leading provider of offshore contract drilling and related services to oil and natural gas companies worldwide, from May 2005 to May 2011. Mr. Brown served as a director of Ensco plc from May 2011 to May 2014. For more than five years prior to May 2005, Mr. Brown was president of The Windsor Group, a management consulting firm of which he was a co-founder. From 2001 to 2006, Mr. Brown was a member of the board of directors of Mission Resources, Inc.; from 2001 to 2007, a director of NS Group, Inc.; and from 2006 to 2007, a director of Petrohawk Energy Corp. Mr. Brown is a member of the National Association of Corporate Directors.

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

Linda Goodspeed has served as a member of the Board of Directors since May 2016. She is the retired Chief Operating Officer and Managing Partner at WealthStrategies Financial Advisors (a registered investment advisory firm), positions she has held since 2007, and currently serves as a member of the board of directors of each of American Electric Power Co., Inc., AutoZone, Inc. and Darling Ingredients, Inc. She had served as Senior Vice President and Chief Information Officer of The ServiceMaster Company, a provider of home services, from 2011 to 2014. From 2008 to September 2011, Ms. Goodspeed served as Vice President, Information Systems and Chief Information Officer for Nissan North America, Inc., a subsidiary of Nissan Motor Company, a global manufacturer of vehicles. From 2001 to 2008, Ms. Goodspeed served as Executive Vice President at Lennox International, Inc., a global manufacturer of air conditioning, heating and commercial refrigeration equipment. Ms. Goodspeed is a registered investment advisor.

Director Qualifications.  Ms. Goodspeed’s extensive experience in management roles and as a member of the board of director of public companies makes her well qualified to serve as a director of the Company. She has held multiple key strategic and operational roles with several large global companies and in information technology and currently serves on three other boards of public companies. Ms. Goodspeed is also a registered investment advisor.

David Keller has served as a member of the Board of Directors since May 2015. From June 2014 to January 2015, Mr. Keller served as the Interim Chief Executive Officer of Ocean Power Technologies, Inc., a wave energy technology company. From September 2009 until his retirement in June 2012, he served as our President, CEO and director. Mr. Keller previously served as the President and Chief Operating Officer of The Babcock & Wilcox Company (“B&W”), a wholly owned subsidiary of McDermott International, Inc. and provider of energy and environmental technologies and services for power and industrial markets, from March 2001 until his retirement in June 2007. During his tenure with B&W, Mr. Keller served as a Board Chairman or Director of subsidiaries and joint ventures in the People’s Republic of China, Denmark, the United Kingdom, Australia and South Africa.

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

Robert B. Mills has served as a member of the Board of Directors since October 2015. Since 2016, he has served as a member of the board of directors of Syncora Holdings Ltd., a publicly traded financial guarantee insurance company, and as a member of Syncora’s audit committee since 2017. From 2010 to April 2015, Mr. Mills served as the Chief Operating Officer of Assured Guaranty, Ltd., another publicly traded financial guaranty insurance company. Prior to his role as Chief Operating Officer, Mr. Mills served as Chief Financial Officer of Assured Guaranty, Ltd. from 2004 to 2010. In connection with his role as Chief Operating Officer of Assured Guaranty, Ltd., Mr. Mills chaired the Management Committee, which established corporate policy and the strategic and tactical direction for the business, and served as a member of the board of directors of each of Assured Guaranty, Ltd.’s five separately regulated insurance companies. Prior to his time at Assured Guaranty, Mr. Mills served as Chief Operating Officer and Chief Financial Officer of the Americas Region of UBS AG from 1994 to 2004. From 1971 to 1994, Mr. Mills worked for KPMG and was elected to the partnership in 1981. He is a Certified Public Accountant and a Certified Global Management Accountant.

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

Nelson Obus has served as a member of the Board of Directors since June 2016. Mr. Obus has served as president of Wynnefield Capital, Inc. since November 1992 and as the managing member of Wynnefield Capital Management, LLC since January 1997. Wynnefield Capital Management manages two partnerships and Wynnefield Capital, Inc. manages one partnership, all three of which invest in small‑cap value U.S. public equities. Mr. Obus has served on the board of Layne Christensen Company since 2004. From 2001 to 2006, Mr. Obus served as a member of the board of directors of Sylvan Inc., a NASDAQ‑listed company specializing in producing and distributing mushroom spawn. Mr. Obus served as a member of the board of directors of Gilman Ciocia, Inc., a company that provides income tax preparation, accounting and financial planning services from September 2007 to January 2012. From January 2012 to December 31, 2015, Mr. Obus also served as a member of the board of directors of Breeze‑Eastern Corporation, a company that designs, develops, manufactures, sells and services sophisticated mission equipment for helicopters.

Director Qualifications.  Mr. Obus’ pertinent experience, qualifications, attributes and skills include: financial literacy and expertise, capital markets expertise and managerial experience gained through his leadership roles and ownership interest in related investment management companies, Wynnefield Capital Management, LLC and Wynnefield Capital, Inc., and the knowledge and experience he has from attained from service on other public company boards.

Michael E. Rescoe has served as our Director since July 2014. Mr. Rescoe served as executive vice‑president and chief financial officer of Travelport Ltd., a privately held travel services company, from November 2006 until October 2009. He served as executive vice president and chief financial officer of the Tennessee Valley Authority, a federal corporation that is the nation’s largest public power provider, from July 2003 until November 2006. Mr. Rescoe was a senior officer and the chief financial officer of 3Com Corporation, a global technology manufacturing company specializing in Internet connection technology for both voice and data applications, from April 2000 until November 2002. Prior thereto, Mr. Rescoe was associated with Forstman Little, a leveraged buyout firm and prior to that, Mr. Rescoe was chief financial officer of PG&E Corporation, a power and natural gas energy holding company. Mr. Rescoe has also served as a senior investment banker with Kidder, Peabody and a senior managing director of Bear Stearns specializing in the energy and utility section offering strategy and capital markets expertise. Since May 2017, Mr. Rescoe has served as a member of the board of directors and audit committee of Darling Ingredients, Inc., where he previously served as a director, audit committee chair and compensation committee member from May 2011 until February 2014. From December 2003 until October 2011, Mr. Rescoe served as a director of Global Crossing Ltd., where he served as chairman of the audit committee.

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

Michael E. Salvati has served as our Director since August 2011. Since December 2000, Mr. Salvati has been President at Oakridge Consulting, Inc., which provides interim management, management consulting and corporate advisory services to companies ranging in size from start‑ups to multinational corporations. From February 2004 to May 2004, Mr. Salvati served as Chief Financial Officer of AMI Semiconductor, Inc. From September 1998 to February 2000, Mr. Salvati was Executive Vice President and Chief Operating Officer of National Financial Partners, Corp. From June 1996 to June 1998, Mr. Salvati was Chief Financial Officer of Culligan Water Technologies, Inc., where he oversaw the completion of nearly 50 acquisitions over a period of 18 months. Mr. Salvati was a partner at KPMG Peat Marwick LLP from 1990 to 1996.

Mr. Salvati is a Certified Public Accountant and member of the American Institute of Certified Public Accountants, Illinois CPA Society. He currently serves as a member of the board of directors, chair of the audit committee and member of the nominating and governance and compensation committees of Apollo Commercial Real Estate Finance Inc., positions he has held since September 2009 (audit and compensation committees) and May 2017 (nominating and governance committee). He has served as a member of the board of directors and the audit committee of MidCap FinCo Ltd. and MidCap FinCo Holdings Ltd. since February 2015. Mr. Salvati’s previous board memberships include Things Remembered, Inc., Lazydays, Inc., NCH Nu World Marketing, Ltd., Coho Energy, Inc., Prime Succession, Inc. and Castle Holdco 4, Ltd.

Director Qualifications.  Mr. Salvati has significant experience in the area of corporate advisory services, with an emphasis on strategic planning, capital structure and mergers and acquisitions. In his prior executive positions, he was directly responsible for managing acquisition‑led growth within the relevant companies which are skills that we believe bring value to the Company. Mr. Salvati’s service on multiple public and private company boards over the last twelve years provides us with valuable insights into many of the issues that we face and useful perspectives in relation to compensation and corporate governance matters. Mr. Salvati, as a former auditor, has significant experience and expertise in finance, controls, accounting and audit matters.

Gary J. Taylor has served as a member of the Board of Directors since October 2015. From 2007 to 2012, Mr. Taylor was the Group President, Utility Operations of Entergy Corporation. As Group President, he was responsible for the financial and operational results for six electric utility companies and two natural gas companies, with a collective total of 2.9 million customers and $9.0 billion in annual revenue. From 2003 through 2007, Mr. Taylor served as the Chief Executive Officer and Chief Nuclear Officer for Entergy Nuclear, a subsidiary of Entergy Corporation. From 2000 through 2003, he served as the Chief Operating Officer for the Entergy Corporation subsidiary Entergy Nuclear South, and from 1995 through 2000, he served as Vice President and Chief Nuclear Officer of the V.C. Summer Nuclear station at SCANA Corporation. Mr. Taylor has served as a member of the board of the U.S. Chamber of Commerce and chaired the Energy, Clean Air and Natural Resources Committee. He also served on the board of the United Way of Greater New Orleans, along with the executive committee of the Nuclear Energy Institute, the board of directors of the Institute of Nuclear Power Operations and the board of the American Nuclear Society. He is currently a Trustee of the Virginia Military Institute foundation.

Since July 2016, Mr. Taylor has served as President and Chief Executive Officer of SERC Reliability Corporation, a non‑profit corporation responsible for promoting and improving the reliability and critical infrastructure of the bulk power system in the southeast United States. From February 2015 until July 2016, Mr. Taylor served as Vice President and Chief Operating Officer of SERC Reliability Corporation. He has also been the principal consultant at EnextConsulting, LLC since June 2012.

Director Qualifications.  Mr. Taylor has extensive experience in the energy services industry and a deep understanding of our business. He has prior experience on a boards of directors and in management rolls. Since his retirement from Entergy Corporation, Mr. Taylor has continued to serve as an executive for a non‑profit corporation focused on the energy industry and a management consulting firm.

Craig E. Holmes has served as a member of the Board of Directors since July 2017. Mr. Holmes has also served as Co-President and Co-CEO, along with Mr. Pagliara, since July 2017. Prior to that, in March 2017, he was appointed as the Company’s Chief Financial Officer and Principal Financial Officer. He previously served as the Company’s Senior Vice President of Finance from September 2015 until March 2017. Before joining the Company, from October 2014 to March 2015, he served as the Chief Financial Officer of Goodman Networks Incorporated. Prior to this, he served as Chief Financial Officer of Sizmek, Inc. (formerly Digital Generation, Inc.), a publicly traded open ad management platform company, from October 2012 through its spinoff, merger and company relocation in May 2014. Mr. Holmes served as Chief Financial Officer of Quickoffice, Inc., a global leader in mobile productivity solutions, from May 2011 through its sale to Google, Inc. in July 2012. From November 2009 to April 2011, Mr. Holmes provided advisory and consulting services to the board and management of Enfora Inc., a privately held global manufacturing and software development company. Mr. Holmes also previously served as Chief Financial Officer at two publicly traded corporations, EXCEL Communications (April 1995 to May 1999) and Intervoice, Inc. (August 2003 to November 2009). Mr. Holmes began his career at Arthur Andersen, where he rose to Partner level before leaving to join EXCEL Communications. He currently serves on the board of directors of Hobi International, Inc., where he has served since August 2009, and Independent Bank Group, where he has served since April 2013 and currently serves as chairman of the audit committee.

Director Qualifications. Mr. Holmes has a long history of service in financial and executive management roles in both private and public companies. He has extensive experience serving on and advising boards of directors and brings a wealth of knowledge and relationships to our Company.

Tracy D. Pagliara has served as a member of our Board of Directors since July 2017. Mr. Pagliara has also served as Co-President and Co-CEO, along with Mr. Holmes, since July 2017. Prior to that, he served as our Chief Administrative Officer, General Counsel and Secretary since January 2014, and also as Senior Vice President since November 2015. He previously served as our General Counsel, Secretary and Vice President of Business Development from April 2010 through December 2013. Prior to joining the Company, Mr. Pagliara served as the Chief Legal Officer of Gardner Denver, Inc., a leading global manufacturer of highly engineered compressors, blowers, pumps and other fluid transfer equipment, from August 2000 through August 2008. He also had responsibility for other roles during his tenure with Gardner Denver, including Vice President of Administration, Chief Compliance Officer and Corporate Secretary. Prior to joining Gardner Denver, Mr. Pagliara held positions of increasing responsibility in the legal departments of Verizon Communications/GTE Corporation from August 1996 to August 2000 and Kellwood Company from May 1993 to August 1996, ultimately serving in the role of Assistant General Counsel for each company. Mr. Pagliara has been elected to serve on the board of directors and audit, compensation and nominating and corporate governance committees of Uranium Resources, Inc. He is a member of the Missouri and Illinois State Bars and a Certified Public Accountant.

Director Qualifications. Mr. Pagliara has a deep understanding of the Company and its business, having been with the Company since 2010. He has worked in the industry for nearly 20 years and has extensive experience advising public companies. His legal and accounting background further add to his value as a member of the Board of Directors.

Each of Messrs. Macaluso, Cryan, Taylor and Mills was recommended for nomination by the Nominating and Corporate Governance Committee of the Board (the “Nominating and Corporate Governance Committee”), and was nominated for election by the full Board of Directors. Mr. Brown, Mr. Obus, Ms. Goodspeed, Mr. Holmes and Mr. Pagliara were each nominated for election by the full Board of Directors, including the members of the Nominating and Corporate Governance Committee. Messrs. Macaluso and Cryan were appointed as our directors by the Bankruptcy Court upon our emergence from bankruptcy in January 2008. Mr. Obus and Mr. Brown were appointed to the Board pursuant to an election and nomination agreement. All of our directors were re‑elected for new one‑year terms at our Annual Meeting of Stockholders held on May 8, 2015, excluding Mr. Taylor, Mr. Keller, Mr. Mills, Ms. Goodspeed, Mr. Brown, Mr. Obus, Mr. Holmes and Mr. Pagliara who were not appointed as directors until after the 2015 Annual Meeting of Stockholders.

Executive Officers and Key Employees of the Registrant

The following sets forth information regarding our executive officers and key employees as of December 31, 2016. Executive officers are appointed by, and hold office at the discretion of, our Board of Directors, subject to the terms of any employment agreements.

Name	Position
Terence J. Cryan	President and CEO
Craig E. Holmes	Senior Vice President of Finance
Timothy M. Howsman	Chief Financial Officer, Products and Principal Financial Officer
Tracy D. Pagliara	Senior Vice President, Chief Administrative Officer, General Counsel and Secretary

Subsequent to December 31, 2016, Mr. Howsman retired from all positions with the Company in March 2017. Immediately thereafter, Mr. Holmes was appointed the Chief Financial Officer and Principal Financial Officer of the Company. Concurrently Mark F. Jolly, who had been serving as Vice President Finance, became Chief Accounting Officer and Principal Accounting Officer. On July 26, 2017, Mr. Cryan resigned from his positions as President, CEO and Director. Immediately thereafter, Mr. Holmes and Mr. Pagliara were appointed Co-Presidents, Co-CEOs and directors, and Mr. Wheelock was appointed Vice President, Administration, General Counsel and Secretary. In August 2017, Mr. Jolly ceased his employment as Chief Accounting Officer and Principal Accounting Officer and Ms. Gonzalez was appointed Chief Financial Officer.

Terence J. Cryan, 55, served as a member of the Board of Directors from January 2008 to July 2017 and as our President and CEO from March 20, 2015 until July, 26, 2017. Mr. Cryan has over 30 years of international business experience based in both the United States and Europe. Until March 2015, he served as Managing Director of Concert Energy Partners, a New York City‑based investment and private equity firm focused on the energy industry that he co‑founded in 2001. From September 2011 through April 2012, he served as interim President and Chief Executive Officer of Uranium Resources Inc. He also served as President and Chief Executive Officer of Medical Acoustics LLC from 2007 through 2010. Prior to 2001, Mr. Cryan was a Senior Managing Director in the Investment Banking Division at Bear Stearns.

Earlier in his career, Mr. Cryan served as a Managing Director, head of the Energy & Natural Resources Industry Group and member of the Investment Banking Operating Committee at Paine Webber. Mr. Cryan joined Paine Webber following its acquisition of Kidder, Peabody in 1994.

Since 2012, Mr. Cryan served as a director of Ocean Power Technologies Corporation. During the past five years, Mr. Cryan served as a director of Superior Drilling Products Incorporated (June 2014 to December 2016), Uranium Resources, Inc. (October 2006 to March 2016), The Providence Service Corporation (May 2009 to May 2011) and Gryphon

Gold Corporation (August 2009 to December 2012). In January 2015, Mr. Cryan became a National Association of Corporate Directors Board Leadership Fellow, one of the highest levels of credentialing for corporate directors and corporate governance professionals.

Craig E. Holmes, 60, has served as Co-President and Co-CEO, along with Mr. Pagliara, since July 2017. Prior to that, in March 2017, he was appointed as the Company’s Chief Financial Officer and Principal Financial Officer. He previously served as the Company’s Senior Vice President of Finance from September 2015 until March 2017. Previously, from October 2014 to March 2015, he served as the Chief Financial Officer of Goodman Networks Incorporated. Prior to this, he served as Chief Financial Officer of Sizmek, Inc. (formerly Digital Generation, Inc.), a publicly traded open ad management platform company, from October 2012 through its spinoff, merger and company relocation in May 2014. Mr. Holmes served as Chief Financial Officer of Quickoffice, Inc., a global leader in mobile productivity solutions, from May 2011 through its sale to Google, Inc. in July 2012. From November 2009 to April 2011, Mr. Holmes provided advisory and consulting services to the board and management of Enfora Inc., a privately held global manufacturing and software development company. Mr. Holmes also previously served as Chief Financial Officer at two publicly traded corporations, EXCEL Communications (April 1995 to May 1999) and Intervoice, Inc. (August 2003 to November 2009). Mr. Holmes began his career at Arthur Andersen, where he rose to Partner level before leaving to join EXCEL Communications. He currently serves on the board of directors of Hobi International, Inc., where he has served since August 2009, and Independent Bank Group, where he has served since April 2013 and currently serves as chairman of the audit committee.

Timothy M. Howsman, 56, served as our Chief Financial Officer, Products from April 2015 through March 2017 and concurrently served as our Principal Financial Officer from November 2015 through March 2017. He previously served as our Corporate Controller from August 2014 through March 2015. Prior to joining the Company, Mr. Howsman served as the Vice President, Controller of Blue Lynx Media, LLC, the accounting shared service center for Tribune Publishing, from May 2011 through July 2014. Prior to joining Blue Lynx Media, Mr. Howsman held positions of increasing responsibility in the accounting department of Dresser, Inc., an international manufacturing company providing highly engineered products primarily to the energy sector, from April 2006 to January 2011. During his tenure at Dresser, his roles included serving as the Assistant Corporate Controller and Director, Accounting Center. Mr. Howsman began his career working for one of the former Big Eight public accounting firms, after which he worked in various industries and held positions of increasing responsibility in both accounting and finance as well as operations. He is a Certified Public Accountant, Certified Management Accountant and Certified Internal Auditor.

Tracy D. Pagliara, 54, has served as Co-President and Co-CEO, along with Mr. Holmes, since July 2017. He served as our Chief Administrative Officer, General Counsel and Secretary since January 2014, and also as Senior Vice President from November 2015 until July 2017. He previously served as our General Counsel, Secretary and Vice President of Business Development from April 2010 through December 2013. Prior to joining the Company, Mr. Pagliara served as the Chief Legal Officer of Gardner Denver, Inc., a leading global manufacturer of highly engineered compressors, blowers, pumps and other fluid transfer equipment, from August 2000 through August 2008. He also had responsibility for other roles during his tenure with Gardner Denver, including Vice President of Administration, Chief Compliance Officer and Corporate Secretary. Prior to joining Gardner Denver, Mr. Pagliara held positions of increasing responsibility in the legal departments of Verizon Communications/GTE Corporation from August 1996 to August 2000 and Kellwood Company from May 1993 to August 1996, ultimately serving in the role of Assistant General Counsel for each company. Mr. Pagliara has been elected to serve on the board of directors and audit, compensation and nominating and corporate governance committees of Uranium Resources, Inc. He is a member of the Missouri and Illinois State Bars and a Certified Public Accountant.

Erin Gonzalez, 44, joined the Company as the Tax Director in August 2012, and then served as Company’s Vice President, Tax and Treasury, and the Corporate Treasurer from July 2014 until her promotion to Chief Financial Officer. Previously, Ms. Gonzalez worked at Wal-Mart Stores, Inc., where she served in a variety of roles, including as Director, Global eCommerce Taxation and Tax Planning. She also taught Masters-level courses in Advanced Corporate Taxation and Individual Tax Planning as an adjunct professor at University of Arkansas. Before joining Wal-Mart Stores, Inc., Ms. Gonzalez worked at Arthur Andersen from 1995 to 2002, where she rose to Experienced Manager, followed by a year at KPMG US LLP. She is a Certified Public Accountant.

Charles E. Wheelock, 48, has served as our Vice President, Administration, General Counsel and Secretary since July 2017. He joined the Company in September 2011 as Associate General Counsel and thereafter assumed roles of increasing responsibility, including Vice President, Deputy General Counsel and Chief Compliance Officer. He led the human resources, recruiting and labor relations in the Services segment prior to his current appointment. Prior to joining the Company, Mr. Wheelock spent 10 years at General Electric Company, serving in a variety of roles in its Energy Services and Power Generation businesses. Mr. Wheelock is a member of the State Bar of Georgia.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers, directors and persons who own beneficially more than 10% percent of our outstanding common stock file reports of ownership and changes in ownership and furnish us with copies of all Section 16(a) reports so filed. To our knowledge, based solely on a review of these reports filed with the SEC and certain written representations furnished to us, we believe that our executive officers and directors complied with all applicable Section 16(a) filing requirements during 2016.

Code of Business Conduct and Ethics and Corporate Governance Guidelines

The Board has adopted a Code of Business Conduct and Ethics, which outlines the principles of legal and ethical business conduct under which we do business. The Code of Business Conduct and Ethics is applicable to all of our directors, officers and employees. The Code of Business Conduct and Ethics is available under the heading “Corporate Governance” of the Investor Relations section of our website at http://www.globalpower.com/. Upon request to our Secretary, we will provide a copy of the Code of Business Conduct and Ethics free of charge. Any substantive amendment of the Code of Business Conduct and Ethics, and any waiver of the Code of Business Conduct and Ethics for executive officers or directors, will be made only after approval by the Board or a committee of the Board, and will be disclosed on our website. In addition, any such waiver will be disclosed within four days on a Form 8‑K filed with the SEC if then required by applicable rules and regulations.

In addition, the Board has adopted Corporate Governance Guidelines. The Corporate Governance Guidelines address issues such as the criteria and requirements for the selection and retention of members of the Board, the procedures and practices governing the operation and compensation of the Board and the principles under which management shall direct and operate the business of the Company and its subsidiaries. The Corporate Governance Guidelines are available under the heading “Corporate Governance” of the Investor Relations section of our website at http://www.globalpower.com/. Upon request to our Secretary, we will provide a copy of the Corporate Governance Guidelines free of charge. Any substantive amendment of the Corporate Governance Guidelines will be made only after approval by the Board or a committee of the Board, and will be disclosed on our website.

Board’s Role in Risk Oversight

The Board as a whole has ultimate responsibility for risk oversight and the standing committees of the Board assist in fulfilling this responsibility. In particular, the Audit Committee oversees risk management in the areas of internal control over financial reporting, disclosure controls and procedures and legal and regulatory compliance. The Audit Committee also reviews with management our policies and practices with respect to risk assessment and management, and our exposure to material financial risk and management’s efforts to monitor and control such exposure. The Compensation Committee of the Board (the “Compensation Committee”) oversees our compensation programs and reviews the conduct incented by those programs, including the impact on risk‑taking by our executive officers and employees, as further described under “Part III—Item 11. Executive Compensation—Compensation Discussion and Analysis” below. The Nominating and Corporate Governance Committee oversees the organization, membership and structure of the Board and our corporate governance practices. The committee members regularly report to the full Board on material developments in their areas of oversight.

Director Independence

Our Board of Directors has reviewed the criteria for determining the independence of our directors under the SEC rules. It has affirmatively determined that currently each of Messrs. Macaluso, Bartoli, Rescoe, Salvati, Taylor, Mills, Brown and Obus and Ms. Goodspeed is independent under such criteria. Accordingly, during 2016 and continuing through the filing date of this 10‑K, our Board of Directors has been comprised of a substantial majority of directors who qualify as independent directors under the rules adopted by the SEC and U.S national stock exchanges.

In considering the independence of our directors, the Board of Directors specifically addressed those matters disclosed in “Part III—Item 13. Certain Relationships and Related Transactions, and Director Independence.” There were no specific transactions, relationships or arrangements that were considered by the Board of Directors in determining the independence of any of our directors. Of the independent directors listed in the immediately preceding paragraph, Messrs. Bartoli, Salvati and Rescoe will not stand for re‑election at the next Annual Meeting of the Company’s stockholders, and therefore, effective as of the date of the Annual Meeting, they will no longer be members of the Board of Directors or any committee thereof.

Audit Committee Financial Expert

We currently have a standing Audit Committee, which, as of December 31, 2016, was composed of Mr. Mills, as chairman, Messrs. Bartoli, Salvati, Rescoe and Brown and Ms. Goodspeed. Our Board of Directors has determined that:

•	Each of Ms. Goodspeed, Mr. Brown, Mr. Rescoe, Mr. Salvati and Mr. Mills qualifies as an “audit committee financial expert,” as defined by Item 407(d)(5) of Regulation S‑K; and
•	Each member of the Audit Committee:
•	meets the criteria for independence set forth in Rule 10A‑3(b)(1) under the Exchange Act;
•	has not participated in the preparation of the financial statements of the Company or any current subsidiary of the Company at any time during the past three years; and
•	is able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

.

Item 11.  Executive Compensation.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis provides a summary of the compensation arrangements and decisions with respect to our named executive officers in 2016, including the individuals listed in the table below (who are referred to as our “current named executive officers”):

Name	Position
Terence J. Cryan	President and CEO
Timothy M. Howsman	Chief Financial Officer, Products and Principal Financial Officer
Tracy D. Pagliara	Senior Vice President, Chief Administrative Officer, General Counsel and Secretary
Craig E. Holmes	Former Senior Vice President of Finance

Effective March 16, 2017, Mr. Howsman retired from his position as Chief Financial Officer, Products, and Mr. Holmes was appointed Chief Financial Officer and Principal Financial Officer. On July 26, 2017, Mr. Cryan resigned from his positions as President, CEO and director. Immediately thereafter, Mr. Holmes and Mr. Pagliara were appointed Co-Presidents, Co-CEOs and directors, and Mr. Wheelock was appointed Vice President, Administration, General Counsel and Secretary. Effective August 2, 2017, Ms. Gonzalez was appointed Chief Financial Officer and Principal Financial Officer.

Our named executive officers for 2016 also included two executives whose employment terminated during the year (who are referred to as our “former named executive officers”): Ross Marcoot, former President of Global Power Services, and Keri Jolly, former Chief Human Resources Officer.

Section 1: Executive Summary

Compensation Objectives for 2016

The overriding objective of our compensation program in 2016 was to attract and retain a quality management team capable of re-establishing a solid foundation for our business through process discipline, operating rigor and accountability, while continuing to provide our customers with high quality products and services.

Our Compensation Policies and Practices

•

Stock Ownership Guidelines.  Our stock ownership guidelines require the officers of the Company to hold a minimum level of the Company’s shares of common stock; for the CEO, the lesser of three times his base salary or 75,000 shares, and for the other named executive officers, the lesser of two times his or her base salary or 40,000 shares. These guidelines ensure that each executive has personal wealth tied to the long-term success of the Company and is therefore aligned with stockholder interests.

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

•

Claw Back Policy.  We maintain a “claw back” policy, under which our Board has the ability to require our executive officers to forfeit or repay short-term incentive (“STI”) awards and other performance-based compensation if:

o	The payment, grant or vesting of the compensation was based upon financial results that were subsequently restated;
o	The Board determines, in its sole discretion, that the officer engaged in fraud or misconduct that caused or contributed to the need for the restatement;
o	The officer received more compensation than he or she would have received if the financial results had been properly reported; and

o

The Board determines, in its sole discretion, that forfeiture or repayment of all or a portion of the officer’s performance-based compensation is in the best interest of the Company and its stockholders

•	No Excise Tax Gross Ups. We do not provide excise tax gross ups for severance benefits received in connection with a change in control of the Company.

•

Double Trigger Vesting.  Our 2015 Equity Incentive Plan provides for “double trigger” vesting of equity awards assumed in a change in control transaction, so that the awards will not automatically vest on a change in control. Instead, the awards assumed in a transaction will continue to vest on their regularly-scheduled vesting date or, if earlier, upon a termination without cause or resignation for good reason within two years after a change in control.

•	No Supplemental Executive Retirement Plan. We do not maintain a supplemental executive retirement plan or any other type of defined benefit retirement plan.

•

Consideration of Prior Year’s “Say on Pay” Vote.  As in previous years, stockholders continued to show support for our executive compensation program by approving the compensation of our named executive officers by a vote of approximately 93% of the shares represented by person or by proxy at the 2015 Annual Meeting. The Compensation Committee views the continued support of our stockholders as an endorsement of our compensation program and objectives. We did not hold a stockholders meeting in 2016.

Section 2: Elements of Total Direct Compensation

A brief summary of our total direct compensation—consisting of base salary, STI opportunities and LTI opportunities—for our named executive officers is set forth below.

Annual Base Salaries

The Compensation Committee intends to provide our named executive officers with competitive base salaries that are commensurate with their job responsibilities, experience and performance. In 2016, the Compensation Committee approved merit increases of 2.2% for Mr. Cryan and 2.5% for Messrs. Howsman, Pagliara, Holmes and Marcoot, which were consistent with the merit pool increases for the general employee population.

For more information about the 2016 base salaries for each of our named executive officers, please refer to the “Salary” column of and the related footnotes in “—2016 Summary Compensation Table” below.

Short Term Incentive Compensation

The STI plan is designed to motivate our named executive officers to achieve each year’s business plan objectives and individual performance goals.

As part of its management performance evaluation in August 2016, the Compensation Committee reviewed the threshold, target and maximum award opportunities under the STI plan for each of the current named executive officers, which were expressed as a percentage of base salary. During the annual review process, the Compensation Committee did not adjust the target STI opportunity for the current named executive officers because the levels were competitively positioned at that time. The target STI opportunity levels for the current named executive officers, expressed as a percentage of annual base salary, are set forth in the table below.

Named Executive Officer	Target
Mr. Cryan	80%
Mr. Howsman	50%
Mr. Pagliara	65%
Mr. Holmes	65%

Performance Objectives

The performance objectives for the 2016 STI opportunity for each current named executive officer were allocated 70% to adjusted EBITDA objectives at the corporate and business unit levels and 30% to key performance initiatives as follows:

EBITDA Performance Goal Weighting						KPI Weighting	Total
Mechanical *	Braden Europe	Electrical	Williams	Hetsco	Consolidated
3%	10%	5%	12%	5%	35%	30%	100%

*Excludes Braden Europe

Adjusted EBITDA Objectives

Adjusted EBITDA was defined by reference to the Company’s Revolving Credit Facility, which generally defines adjusted EBITDA as net income (i) plus: income and franchise taxes; interest expense; amortization, depreciation and other non-cash items, including any non-cash write-downs or non-cash write-offs, including fixed asset impairments or write-downs, intangible asset impairments and deferred tax asset write-offs; extraordinary losses (excluding extraordinary losses from asset dispositions, severance and discontinued operations, unless approved by the administrative agent under the Revolving Credit Facility); non-cash stock compensation expense; expenses paid in cash attributable to the restatement; and expenses attributable to the Revolving Credit Facility, and (ii) less: interest income, federal, state, local and foreign income tax benefits, write-ups, re-evaluations and non-cash gains resulting from the marking or re-evaluation of any asset and any extraordinary gains. However, at the time the performance goals were established, the Compensation Committee authorized the add back of severance, restructuring and divestiture charges that were not included in the Board-approved budget for fiscal 2016 (and not otherwise added back under the Revolving Credit Facility definition) in calculating adjusted EBITDA for purposes of the STI plan. The Compensation Committee believes that adjusted EBITDA is the appropriate financial metric because it: (i) excludes non-cash expense impact of purchase price accounting arising from acquisitions and thus is more consistent with our long-term strategic plan; (ii) maintains focus on profitability of the entire Company; and (iii) is an investor preferred metric.

The 2016 adjusted EBITDA targets and actual performance results for purposes of the STI plan were as follows.

Achievement Level	EBITDA Goals (in thousands)						Weighted Average Payout %
	Mechanical *	Braden Europe	Electrical	Williams	Hetsco	Consolidated
Threshold (35% weighted average payout opportunity)	$2,029	$6,417	$3,049	$7,843	$3,425	$5,575
Target (70% weighted average payout opportunity)	$2,255	$7,130	$3,387	$8,715	$3,806	$6,194
Maximum (170% weighted average payout opportunity)	$7,070	$9,066	$6,516	$15,593	$5,276	$21,6816
Actual Results	$(1,856)	$7,227	$(1,611)	$9,169	$3,271	$702
Weighted Average Payout %	—	10.6475%	—	12.3216%	—	—	22.9691%

*Excludes Braden Europe

Key Performance Initiatives

The Compensation Committee based a meaningful portion (i.e., 30%) of the STI opportunity for the current named executive officers on its assessment of key performance initiatives, to provide the flexibility to recognize, differentiate and reward the achievement of strategic business goals. The 2016 key performance initiatives for the current named executive officers were as follows:

Goal Category	Description	Weight
Corporate	File restated financials by December 31, 2016	20%
	Liquidity initiatives/refinancing	20%
	Enhance corporate compliance program	20%
Customer Focus/Operational Excellence	On time delivery of products and services	10%
	Maintain production and service quality at contractual levels	10%
Employee Engagement/ Safety	Promote employee engagement through programs and regular communications	10%
	Safety record – better of: (a) OSHA Total Reportable Cases Incident Rate of 4.8; or (b) 20% reduction in 2016 recordable rate vs. 2015	10%

The Compensation Committee determined that the current named executive officers achieved each of the key performance initiatives listed above, other than filing restated financials by the end of 2016, which resulted in an 80% achievement level for the key performance initiatives, or a weighted average payout of 24% of the participant’s target STI opportunity.

Payouts of STI Awards

Each current named executive officer was entitled to a payout under the 2016 STI program equal to 46.9691% of his target annual incentive opportunity, which reflected a weighted average achievement level of 22.9691% for the adjusted EBITDA measures and 24% for the key performance initiatives. Pursuant to the terms of her severance agreement, Ms. Jolly was entitled to a pro-rated payout under the STI program, based on actual performance during the entire fiscal year relative to performance goals applicable to similarly-situated corporate officers.

Retention Bonus

In order to encourage Mr. Howsman’s full attention and dedication to the Company in his role as interim principal financial officer, he received the following additional retention incentives in March 2016: (i) a retention bonus opportunity equal to $125,000, provided that he remained continuously employed with the Company and its affiliates until the date the Company completed and made an initial filing of its restated financials for required periods prior to 2015 and the original filing of its 2015 financials, or, if earlier, March 31, 2017, which shall be in lieu of any incentive opportunity under the 2016 STI program; (ii) a discretionary bonus of $150,000 that was paid in March 2016, subject to repayment if he voluntarily resigned from the Company and its affiliates, or if the Company terminated his employment for “cause,” in either case prior to the vesting date of the retention bonus; (iii) reimbursement of up to $3,700 for relocation costs and of up to $3,000 per month for temporary living expenses through March 31, 2017 (or, if earlier, through the date of termination of employment); and (iv) the opportunity to accrue vacation time in excess of the maximum limits imposed under the Company’s vacation policy.

Long-Term Incentive Compensation

As part of its annual management performance evaluation, the Compensation Committee reviewed the long-term incentive (“LTI”) award levels for our current named executive officers. When considering appropriate award levels, the Compensation Committee considered its assessment of each executive’s general performance during the year, as well as his or her relative roles and responsibilities and potential within the Company, our burn rate, the potential dilution that will occur to our stockholders and the median levels of market surveys. Based on this information, the Compensation Committee granted the LTI target opportunities set forth below.

Named Executive Officer	LTI Target Opportunity (as a % of base salary)
Mr. Cryan	125%
Mr. Howsman	20%
Mr. Pagliara	75%
Mr. Holmes	85%

On August 5, 2016, the Compensation Committee approved a new 2016 LTI plan design, which was intended to enhance retention incentives and drive sustained stock price appreciation. Each current named executive officer’s award opportunity under the 2016 LTI plan consisted of two components of roughly equal value:

•

Performance-based restricted share units (“RSUs”), which generally vest in two equal installments on March 30, 2017 and March 30, 2018, provided that the applicable performance goal has been satisfied by each such date (and, if not, through the date the applicable performance goal is subsequently achieved, which must occur within five years after the date of grant). The applicable performance goal will be satisfied if the Company achieves a per share price greater than or equal to $5.50 for any period of 30 consecutive trading days during the five-year period ending on the fifth anniversary of the date of grant. If earned, the performance-based RSUs will be paid in shares.

•	Time-based RSUs, which generally vest on March 30, 2018.

Adjustment to 2014 Long-Term Incentives

In 2016, there were increased retention concerns due to the uncertainty inherent in the business and leadership transitions discussed above and the significant undertaking that was involved in the financial restatement process and operational turnaround. We did not expect any of the 2014 performance-based RSUs to become payable because achievement of the threshold operating margin and relative total shareholder return goals for the 2014-2016 performance period was not reasonably probable. As a result, in June 2016, the Compensation Committee converted the outstanding 2014 performance-based RSUs to time-based RSUs to motivate and retain the executives. The converted awards will vest, subject to continued employment, through an extended vesting date of December 15, 2017.

Section 3: Compensation Consultant and Peer Group

Compensation Consultant

In 2016, the Compensation Committee retained Meridian Compensation Partners, LLC (“Meridian”) to serve as its independent consultant to assist in developing and reviewing our executive compensation program. Meridian reports directly to the Compensation Committee and serves at the sole discretion of the Compensation Committee. It does not perform any other services for us. The Compensation Committee has assessed the independence of Meridian pursuant to SEC rules and concluded that no conflict of interest exists that would prevent the consulting firm from independently advising the Compensation Committee.

We believe that each element of our compensation program should remain competitive in order to retain, and, if necessary, attract, experienced, high caliber executives. To achieve this objective, Meridian was asked to review competitive compensation data, compare current compensation levels to the market and assist in establishing compensation levels. The market data was derived from several sources, including the companies in a compensation peer group established by the Compensation Committee, with the advice of Meridian, and selected compensation surveys.

Compensation Peer Group

Our compensation peer group consists of companies that primarily operate in the capital goods and energy industry and represent the market in which we compete for executive talent and leadership. Based on these factors, and upon the advice and recommendation of Meridian, the Compensation Committee used the following peer group for purposes of reviewing the compensation program for our named executive officers in 2016:

Compensation Peer Group
Astec Industries, Inc.	MYR Group Inc.
Chicago Bridge & Iron Company N.V.	Aegion Corporation
Donaldson Company, Inc.	Graham Corporation
CECO Environmental Corp.	Willbros Group, Inc.
Dycom Industries, Inc.	AZZ, Inc.
BWX Technologies, Inc.	Powell Industries, Inc.
Matrix Service Company	Team, Inc.

Section 4: Employment, Severance and Change in Control Arrangements

Employment Agreements and Offer Letters

We entered into employment agreements with Messrs. Cryan and Pagliara that entitle them to severance benefits in the event of an involuntary termination of employment other than for disability or “cause” (in the case of Mr. Cryan and as defined in his employment agreement) or without “cause” (in the case of Mr. Pagliara and as defined in his employment agreement), a termination by the executive for “good reason” (each as defined in his respective employment agreement), or if we elect not to renew the term of his agreement. In exchange for the severance benefits, the named executive officers must sign a release of claims against us, agree not to disclose Company confidential information and agree not to compete against us or solicit our employees or customers. These provisions protect our interests and help to ensure our long-term success.

In connection with his appointment as Senior Vice President of Finance, Mr. Holmes entered into an offer letter agreement with the Company. Under the terms of the offer letter, Mr. Holmes was appointed Senior Vice President of Finance with the expectation that he would be appointed Chief Financial Officer of the Company following the Company’s filing of its amended Form 10-K for the fiscal year ended December 31, 2015. In exchange, Mr. Holmes is to receive an annual base salary of $395,000 and a target STI opportunity of 65% of his annual base salary. The offer letter also provides that Mr. Holmes is eligible for participation in the Executive Severance Plan, with an initial “salary continuation period” of six months, which increased to 12 months after he completed at least six months of service and received a satisfactory performance review.

We entered into a letter agreement with Mr. Marcoot that provides that upon a termination without “cause” (as defined in his letter agreement) by the Company, Mr. Marcoot would be entitled to receive base salary continuation for one year.

Executive Severance Plan

In 2016, Mr. Howsman, Mr. Holmes and Ms. Jolly each participated in the Executive Severance Plan (“ESP”), which entitled them to severance benefits in the event of an involuntary termination of employment other than for “cause” or a termination by the executive for “good reason.” The severance benefits equal: (i) salary continuation of one year for Mr. Holmes and Ms. Jolly and six months for Mr. Howsman, (ii) payment of the annual incentive earned for the fiscal year preceding the date of termination to the extent not previously paid and (iii) if the date of termination occurs at least three full calendar months after the beginning of the Company’s fiscal year, a pro-rated annual incentive for the year of termination based on actual performance results for the entire year. In exchange for the severance benefits, the named executive officers must sign a release of claims against us. The ESP is designed to standardize the severance protections provided to our executive officers and eliminate the need for individual employment agreements for executives other than the CEO going forward.

Enhancements on a Change in Control

The current named executive officers, except Mr. Cryan, are not entitled to enhanced cash severance benefits as the result of a change in control, and we do not provide excise tax gross-up protection with respect to any benefits received in connection with a change in control.

Mr. Cryan’s employment agreement provides that in the event of an involuntary termination of employment other than for disability or “cause” or a termination by Mr. Cryan for “good reason,” in either case within 90 days prior to or two years following a “change in control” (as defined in our 2015 Equity Incentive Plan), Mr. Cryan would be entitled to be paid a lump sum payment equal to the product of his annual base salary multiplied by two and his target STI opportunity, without pro-ration.

The RSUs granted to our named executive officers prior to 2015 provide for fully accelerated vesting of all RSUs (including both time-based and performance-based RSUs) if we undergo a change in control. Under our 2015 Equity Incentive Plan, all equity awards granted thereunder will provide for “double trigger” vesting of equity awards assumed in a change in control transaction, so that the awards will not automatically vest on a change in control. Instead, the awards assumed in a transaction will continue to vest on their regularly-scheduled vesting date or, if earlier, upon a termination without cause or resignation for good reason within two years after a change in control.

Section 5: Additional Compensation Matters

Retirement and Welfare Benefits

We make available to each of our named executive officers certain benefits that are generally available to all salaried employees, including medical, dental, vision, life, accidental death and dismemberment, travel accident and short- and long-term disability insurance. All of our named executive officers are entitled to participate in our 401(k) plan and its flexible spending benefit plan and are entitled to four weeks of paid vacation each year. These benefits are made available so that we can provide competitive compensation to our salaried employees and our named executive officers.

Stock Ownership Guidelines

In 2011, the Compensation Committee approved stock ownership guidelines for our executive officers in order to further align the interests of our executive officers with the interests of our other stockholders. Under the guidelines, each named executive officer is expected to accumulate the lesser of the fixed and variable number of shares as follows:

Position	Fixed Number of Shares	Variable Number of Shares
CEO	75,000	3x Base Salary
Other Named Executive Officers	40,000	2x Base Salary

The target date for any new named executive officers to meet these stock ownership guidelines is five years from the date of his or her appointment or hire date. For purposes of these guidelines, the named executive officer will be deemed to “own” shares of our common stock that are beneficially owned by such person, including shares underlying equity awards that will pay out within 60 days of the applicable measuring date. The Compensation Committee will periodically review and adjust, if appropriate, the fixed number of shares based on stock price, adjustments to compensation, evolving market practices and such other factors as it deems appropriate.

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

Section 162(m) of the Tax Code

Section 162(m) of the Code (“Section 162(m)”) provides that we generally may not deduct, for federal income tax purposes, annual compensation in excess of $1 million paid to certain named executive officers. Certain “performance-based compensation” paid pursuant to stockholder approved plans is not subject to the deduction limit. The Compensation Committee, however, retains the flexibility to award cash or equity compensation to an executive that is not deductible under Section 162(m) if we believe that it is in our stockholders’ best interests.

For example, the conversion of the performance-based RSUs for the 2014-2016 performance period into time-based RSUs, as described in more detail above in “—Section 2: Elements of Total Direct Compensation—Long-Term Incentive Compensation—Adjustment to 2014 Long-Term Incentives,” caused those awards to lose their status as “performance-based compensation” under Section 162(m). In addition, only 125,000 of the 213,000 performance-based RSUs granted to Mr. Cryan in 2016 were intended to qualify for the performance-based compensation exception; the remaining 88,000 performance-based RSUs were not intended to so qualify and therefore were not subject to the per-participant award limits imposed on those awards under the 2015 Equity Incentive Plan.

2016 Summary Compensation Table

The following table presents information regarding the compensation earned by our named executive officers in each of 2014, 2015 and 2016, as applicable.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)(3)	Option Awards ($)(4)	Non‑Equity Incentive Plan Compensation ($)(5)	All Other Compensation ($)(6)	Total ($)
Terence J. Cryan(7)	2016	689,876	—	1,377,032	—	259,223	17,605	2,343,736
President and CEO	2015	502,654	212,300	—	314,760	—	129,864	1,159,578

Timothy M. Howsman(7)	2016	281,875	150,000	79,582	—	—	39,132	550,589
Chief Financial Officer, Products and Principal Financial Officer	2015	251,102	—	220,153	—	—	7,666	478,921

Tracy D. Pagliara(7)	2016	392,135	—	445,093	—	119,719	13,098	970,045
Senior Vice President,	2015	340,264	—	628,313	—	—	11,684	980,261
Chief Administrative Officer, General Counsel and Secretary	2014	328,609	—	276,719	—	226,132	9,330	840,790

Craig E. Holmes(7) Senior Vice President of Finance	2016	404,875	—	484,858	—	123,608	9,822	1,023,163

Ross Marcoot(8)	2016	168,656	—	—	—	—	221,502	390,158
President of Global Power Services	2015	302,885	65,000	430,402	—	192,185	277	990,749

Keri Jolly(9)	2016	103,618	—	—	—	26,768	209,537	339,923
Chief Human Resources Officer	2015	310,003	—	362,574	—	—	6,854	679,431

(1)This column reflects signing or retention bonuses paid to our named executive officers for the applicable year.

(2)This column does not reflect the value of stock awards that was earned by the named executive officers during each of the years listed above. Rather, as required by applicable SEC rules, this column reflects the aggregate grant date fair value of time-based RSUs and performance-based RSUs granted to our named executive officers in the applicable year, computed in accordance with FASB ASC Topic 718—Compensation—Stock Compensation (“FASB ASC Topic 718”). The grant date fair value of the performance-based RSUs was based on the probable outcome of the applicable performance conditions as of the date of grant. The grant date fair value of the performance-based RSUs for 2016, assuming that the highest level of performance would be achieved, was as follows: for Mr. Cryan, $832,830; for Mr. Howsman, $54,740; for Mr. Pagliara, $285,430; and for Mr. Holmes, $332,350. For more detail on the separate grants of time-based RSUs and performance-based RSUs, please refer to the Grants of Plans-Based Awards table below in “—2016 Grants of Plan Based Awards.” For a discussion of the assumptions we made in valuing the time-based RSUs and performance-based RSUs, please see “Note 3—Summary of Significant Accounting Policies—Stock-Based Compensation Expense” to our Consolidated Financial Statements.

(3)This column also reflects, for 2016, the incremental fair value, determined in accordance with FASB ASC Topic 718, attributable to the conversion of the performance-based RSUs for the 2014-2016 performance period into time-based RSUs for certain named executive officers, as described more fully above in “—Section 2: Elements of Total Direct Compensation—Long-Term Incentive Compensation—Adjustment to 2014 Long-Term Incentives.” The additional incremental fair value associated with the conversion was $34,905 for Mr. Pagliara.

(4)This column does not reflect the value of shares acquired upon the exercise of the stock option granted to Mr. Cryan in 2015. Rather, as required by applicable SEC rules, this column reflects the aggregate grant date fair value of the stock option, computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions we made in valuing the stock option, see “Note 3—Summary of Significant Accounting Policies—Stock-Based Compensation Expense” to our Consolidated Financial Statements. The stock option has an exercise price of $13.85 per share and a five year term. As of August 2017, this stock option was “underwater,” meaning that the exercise price per share significantly exceeded the closing price of our shares on that date.

(5)This column reflects amounts earned by our named executive officers under our STI plan for the applicable year. The terms of the plan are described more fully in above in “—Section 2: Elements of Total Direct Compensation—Short-Term Incentive Compensation.”

(6)The amounts in the All Other Compensation column consist of the following compensation items for 2016: for Mr. Cryan, 401(k) matching contribution of $11,307 and reimbursement for airline tickets, ground transportation and parking for trips to New York City of $6,298; for Mr. Howsman, 401(k) matching contributions of $9,703, cell phone reimbursement of $720, relocation costs of $3,700, forfeited vacation deposit of $500 and temporary living expenses of $24,509; for Mr. Pagliara, 401(k) matching contributions of $9,773 and tax preparation fees of $3,325; for Mr. Holmes, 401(k) matching contributions of $9,102 and cell phone reimbursement of $720; for Mr. Marcoot, 401(k) matching contributions of $7,817, severance pay of $136,601, relocation fees of $63,707 and vacation payout of $13,378; and for Ms. Jolly, 401(k) matching contributions of $4,342, severance pay of $202,695 and $2,500 for reimbursed attorney fees in connection with her termination.

(7)Effective March 16, 2017, Mr. Howsman retired from his position as Chief Financial Officer, Products, and Mr. Holmes was appointed Chief Financial Officer and Principal Financial Officer. Effective July 26, 2017, Mr. Cryan resigned from his positions as President, CEO and director. Upon his resignation, Mr. Holmes and Mr. Pagliara were appointed Co-Presidents, Co-CEOs and directors, and Mr. Wheelock was appointed Vice President, Administration, General Counsel and Secretary. Effective August 2, 2017, Ms. Gonzalez was appointed Chief Financial Officer and Principal Financial Officer.

(8)Mr. Marcoot was hired as President, Nuclear Services effective January 5, 2015 and was later appointed President of Global Power Services. He resigned from all positions with the Company effective July 11, 2016.

(9)Ms. Jolly resigned from her position as Chief Human Resources Officer effective May 2, 2016.

2016 Grants of Plan Based Awards

The following table presents information related to STI and equity awards granted to our named executive officers in 2016.

									Fair Value of Stock and Option Awards(4)
		Estimated Future Payouts Under Non‑Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units(3) (#)	Grant Date Fair Value of Stock and Option Awards(4) ($)
Mr. Cryan
Short‑Term Incentive Plan	N/A	165,570	551,901	1,103,802
Long-Term Incentive	4/1/2016							100,000	162,000
Long-Term Incentive	8/5/2016					86,864			382,202
Long-Term Incentive	8/5/2016				—	213,000	213,000		832,830
Mr. Howsman
Short‑Term Incentive Plan	N/A	42,281	140,938	281,875
Long-Term Incentive	8/5/2016					5,646			24,842
Long-Term Incentive	8/5/2016				—	14,000	14,000		54,740
Mr. Pagliara
Short‑Term Incentive Plan	N/A	76,466	254,888	509,776
Long-Term Incentive	8/5/2016					29,454			129,598
Long-Term Incentive	8/5/2016				—	73,000	73,000		285,430
Modification(5)	8/10/2016							7,333	30,065
Mr. Holmes
Short‑Term Incentive Plan	N/A	78,951	263,169	526,338
Long-Term Incentive	8/5/2016					34,661			152,508
Long-Term Incentive	8/5/2016				—	85,000	85,000		332,350
Mr. Marcoot
Ms. Jolly
N/A	$17,097	$56,990	$113,979	N/A

(1)These columns show the dollar value of the potential payout to each current named executive officer for 2016 under our STI plan at threshold, target and maximum levels. Amounts actually earned during 2017 for 2016 performance under the STI plan are included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above in “—2016 Summary Compensation Table.” Mr. Marcoot did not participate in the STI plan for 2016.

(2)These columns show the number of units that could be paid to each named executive officer under our performance-based RSUs granted in 2016. The performance-based RSUs granted under our LTI plan generally vest in two equal installments on March 30, 2017 and March 30, 2018, provided that the applicable performance goal has been satisfied by each such date (and, if not, through the date the applicable performance goal is subsequently achieved, which must occur within five years after the date of grant). The applicable performance goal will be satisfied if the Company achieves a per share price greater than or equal to $5.50 for any period of 30 consecutive trading days during the five-year period ending on the fifth anniversary of the date of grant. If earned, the performance-based RSUs will be paid in shares.

(3)This column shows the number of time-based RSUs granted to each named executive officer in 2016. The time-based RSUs granted under the LTI plan generally vest on March 30, 2018.

(4)These amounts reflect the aggregate grant date fair value of the equity awards computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions we made in valuing the stock awards, see “Note 3—Summary of Significant Accounting Policies—Stock-Based Compensation Expense” to our Consolidated Financial Statements.

(5)This row reflects the incremental fair value, determined in accordance with FASB ASC Topic 718, attributable to the conversion of the performance-based RSUs for the 2014-2016 performance period into time-based RSUs, as described more fully in “—Section 2: Elements of Total Direct Compensation—Long-Term Incentive Compensation—Adjustment to 2014 Long-Term Incentives” above.

2016 Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding unvested equity awards held by each of our named executive officers as of December 31, 2016.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units That Have Not Vested(2)(3) (#)	Market Value of Shares or Units That Have Not Vested(4) ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Units That Have Not Vested(5) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Units That Have Not Vested(4) ($)
Terence J. Cryan	122,000	—	13.85	3/23/2020	111,864	527,998	213,000	1,005,360
Timothy M. Howsman	—	—	—	—	22,646	106,889	14,000	66,080
Tracy D. Pagliara	—	—	—	—	74,126	349,875	73,000	344,560
Craig E. Holmes	—	—	—	—	87,994	415,332	85,000	401,200
Ross Marcoot	—	—	—	—	—	—	—	—
Keri Jolly	—	—	—	—	—	—	—	—

(1)This column reflects the option to purchase 122,000 shares granted to Mr. Cryan on March 23, 2015 as part of his Letter Agreement (32,000 option shares of were fully vested on the date of grant and the remaining 90,000 option shares vested in monthly installments from June 2015 through February 2016).

(2)This column reflects the sum of unvested time-based RSUs held by each named executive officer as of December 31, 2016.

(3)The following table shows the vesting schedules for the unvested time-based RSUs outstanding as of December 31, 2016.

Name	Mar. 1,	Mar. 31,	Jun. 1,	Sept. 30,	Dec 15,,	Dec. 31,	Mar. 31,
	2017	2017	2017	2017	2017	2017	2018
Terence J. Cryan	12,500	—	12,500	—	—	—	86,864
Timothy M. Howsman	—	1,000	—	—	—	15,000	6,646
Tracy D. Pagliara	—	6,781	—	25,000	7,333		35,012
Craig E. Holmes	—	26,667	—	—	—	—	61,327

(4)The market value is based on the closing market price of our common stock on the last trading day of 2016 ($4.72).

(5)  This column reflects the unvested 2016 performance-based RSUs held by each named executive officer as of December 31, 2016, which generally vest in two equal installments on March 30, 2017 and March 30, 2018, provided that the applicable performance goal has been satisfied by each such date (and, if not, through the date the applicable performance goal is subsequently achieved, which must occur within five years after the date of grant).

2016 Stock Vested

The following table sets forth certain information concerning the vesting of equity awards held by our named executive officers during 2016.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(1) ($)
Terence J. Cryan	75,000	231,250
Timothy M. Howsman	18,543	79,217
Tracy D. Pagliara	43,151	150,410
Craig E. Holmes	26,667	80,001
Ross Marcoot	22,269	64,410
Keri Jolly	17,580	42,095

(1) Based on the closing price of the common stock on the applicable vesting date.

Pension Benefits

We do not sponsor or maintain any pension plans for our named executive officers.

Non-Qualified Deferred Compensation

We have not adopted any non-qualified deferred contribution plans or other deferred compensation plans.

Estimated Payments Upon Termination or Related to a Change in Control

The table below reflects the amount of incremental compensation to which each current named executive officer would have been entitled as a consequence of certain terminations or in connection with a change in control. The amounts shown in the table below assume that such termination or change in control was effective as of December 31, 2016 and that the price of our common stock upon which certain of the calculations are made was the closing price of $4.72 per share on the last trading day of 2016. The actual amounts to be paid out upon termination of employment or a change in control can only be determined at the time of the event. None of the payments set forth below would be grossed up for taxes. The estimated payments upon termination and change in control are as follows:

Event(1)	Terence J. Cryan	Timothy M. Howsman	Tracy D. Pagliara	Craig E. Holmes
Disability(2)
Annual Bonus	$259,223	$125,000	$119,719	$123,608
Disability Benefit	$185,975	$140,938	$126,427	$202,438
Accelerated Vesting of Restricted Share Units	$159,465	$54,535	$166,550	$198,500
Total:	$604,663	$320,473	$412,696	$524,546
Death(3)
Annual Bonus	$259,223	$125,000	$119,719	$123,608
Accelerated Vesting of Restricted Share Units	$159,465	$54,535	$166,550	$198,500
Total:	$418,688	$179,535	$286,269	$322,108
Termination Without Cause(4)
Salary Continuation	$1,034,815	$140,938	$392,135	$404,875
Annual Bonus	$259,223	$125,000	$119,719	$123,608
Accelerated Vesting of Restricted Share Units	$159,465	$54,535	$166,550	$198,500
Total:	$1,453,503	$320,473	$678,404	$726,983
Termination for Good Reason(4)
Salary Continuation	$1,034,815	$140,938	$392,135	$404,875
Annual Bonus	$259,223	$—	$119,719	$123,608
Accelerated Vesting of Restricted Share Units	$159,465	$54,535	$166,550	$198,500
Total:	$1,453,503	$195,473	$678,404	$726,983
Change in Control (No Termination)(5)
Accelerated Vesting of Restricted Share Units	—	—	$40,380	—
Total:	—	—	$40,380	—
Termination Following a Change in Control(6)
Salary Continuation	$1,379,753	$140,938	$392,135	$404,875
Annual Bonus	$551,901	$125,000	—	—
Accelerated Vesting of Restricted Share Units	$1,533,358	$172,969	$654,055	$816,532
Total:	$3,465,012	$438,907	$1,046,190	$1,221,407

(1)No named executive officer would have been entitled to any severance payments if we terminated him/her for cause or he/she terminated his/her employment with us without good reason on December 31, 2016.

(2)If terminated due to disability on December 31, 2016:

•

Each applicable named executive officer would have been entitled to receive a pro-rated annual incentive based on actual performance for the year of termination. The amount of the pro-rated annual incentive shown in the table assumes a December 31, 2016 termination and, therefore, is equal to 100% of the 2016 annual incentive that would have been payable had the executive remained employed through the annual incentive payment date in 2017.

•

Each of Mr. Cryan and Mr. Pagliara would have been entitled to receive 100% of his base salary for six months, which is comprised of the 60% salary continuation benefit provided under the Company-sponsored short-term disability insurance program and the 40% supplemental disability benefit provided under his employment agreement.

•	Each of Mr. Howsman and Mr. Holmes would have been entitled to receive an amount equal to 50% of his base salary for six months.
•	See below for the treatment of RSUs.

(3)Upon termination of employment by reason of death on December 31, 2016, a current named executive officer’s personal representative would have been entitled to the same pro-rated annual incentive to which the named executive officer would have been entitled upon termination by reason of disability (if any), other than the salary continuation. See below for the treatment of RSUs.

(4)Upon termination of the current named executive officer by us without cause or termination by the executive for good reason (if applicable), in either case on December 31, 2016:

•

Mr. Cryan would have been entitled to receive (i) salary continuation for 18 months, (ii) any unpaid annual incentive for the prior fiscal year and (iii) a pro-rated annual incentive based on actual performance for the year of termination.

•	Mr. Howsman would have been entitled to receive (i) salary continuation for six months and (ii) a pro-rated annual incentive based on actual performance for the year of termination.
•	Mr. Pagliara and Mr. Holmes would have been entitled to receive (i) salary continuation for one year and (ii) a pro-rated annual incentive based on actual performance for the year of termination.
•	See below for the treatment of RSUs.
•

The amounts shown in the table assume a December 31, 2016 termination and, therefore, include 100% of the annual incentive that would have been payable had the executive remained employed through the annual incentive payment date in 2017. The current named executive officers generally are subject to restrictive covenants, such as confidentiality, non-solicitation and non-compete provisions.

(5)See below for the treatment of RSUs upon a change in control on December 31, 2016.

(6)For Mr. Cryan only, upon a termination by us without cause or a resignation for good reason, in either case within 90 days prior to or within two years following a change in control, he would have been entitled to receive a lump sum equal to two times his annual base salary along with a target STI opportunity, without pro-ration (in lieu of the 18 months of salary continuation otherwise payable upon such a termination).

Treatment of RSUs

We have granted RSU awards to our executive officers pursuant to our 2011 Equity Incentive Plan and our 2015 Equity Incentive Plan. The termination provisions of the award agreements are described below.

•	The RSU agreements granted pursuant to the 2011 and 2015 Equity Incentive Plans provide that:
o

Upon a termination by the Company without “cause” (as defined in the award agreement), by the executive officer for “good reason” (as defined in the award agreement) or due to the executive officer’s death or “disability” (as defined in the award agreement), each executive officer shall be entitled to pro-rated vesting of RSUs.

o

For awards granted under the 2011 Equity Incentive Plan, upon the consummation of a “change of control” (as defined in that equity plan), all unvested time-based RSUs would become fully vested and the “target” number (as defined in the award agreement) of performance-based RSUs would become fully vested.

o	For awards granted under the 2015 Equity Incentive Plan, upon the consummation of a “change of control” (as defined in that equity plan):
•

To the extent outstanding awards are assumed, converted or replaced by the resulting entity: (i) any performance-based outstanding awards shall be converted by the resulting entity as if “target” performance had been achieved as of the date of the change in control and shall continue to vest during the remaining performance period or other period of required service; and (ii) all other awards shall continue to vest during the applicable vesting period, if any. If a participant incurs a termination other than for cause, death or disability or for good reason during the two-year period commencing on the date of the change in control, then upon such termination (A) all outstanding awards that may be exercised shall become fully exercisable and shall remain exercisable for the full duration of their term, (B) all restrictions with respect to outstanding awards shall lapse, with any performance objectives deemed to be satisfied at the “target” level, and (C) all outstanding awards shall become fully vested.

•

To the extent outstanding awards are not assumed, converted or replaced by the resulting entity: (i) all outstanding awards that may be exercised shall become fully exercisable and shall remain exercisable for the full duration of their term; (ii) all restrictions with respect to outstanding awards shall lapse, with any performance objectives with respect to outstanding awards deemed to be satisfied at the “target” level; and (iii) all outstanding awards shall become fully vested.

•

Certain retention awards of RSUs provide for full vesting of the award upon a termination by the Company without “cause” (as defined in the award agreement), by the executive officer for “good reason” (as defined in the award agreement), due to the executive officer’s death or “disability” (as defined in the award agreement) or upon a “change in control” (as defined in our 2015 Equity Incentive Plan).

Definitions Under Mr. Cryan’s Employment Agreement

“Cause” means: (i) continued failure to perform duties or disregard of the directives of the Board; (ii) willful material misrepresentation; (iii) commission of any act of fraud, misappropriation or embezzlement; (iv) conviction, guilty plea or plea of nolo contendere for any crime involving dishonesty or for any felony; (v) a material breach of fiduciary duties of loyalty or care or a material violation of the Company’s Code of Business Conduct and Ethics or any other Company policy; (vi) engaging in illegal conduct, gross misconduct, gross insubordination or gross negligence that is materially and demonstrably injurious to the Company’s business or financial condition; or (vii) a material breach of his representations under the employment agreement or his restrictive covenants.

“Good Reason” means: (i) a material reduction in title, duties, responsibilities or reporting relationship; (ii) a material reduction in base salary (other than certain across the board reductions) or target annual incentive opportunity; (iii) failure to nominate Mr. Cryan for re-election as a member of the Board; or (iv) any other material breach under the employment agreement.

Definitions Under Mr. Pagliara’s Employment Agreement

“Cause” generally means: (i) consistent failure to perform duties and responsibilities as specified; (ii) a material breach of confidentiality, noncompetition or nonsolicitation covenants; (iii) commission of a felony or any crime involving theft, dishonesty or moral turpitude; (iv) commission of one or more acts or omissions that are willful and deliberate acts intended to harm or injure our business, operations, financial condition or reputation; (v) disregard of the directives of our Board of Directors or CEO; (vi) drunkenness or use of drugs that interferes with the performance of duties under the employment agreement; or (vii) any attempt to secure any personal profit in connection with our business without prior written approval by the Company.

“Good Reason” means: (i) a material diminution of duties, responsibilities or authority; or (ii) a material breach of our obligations under the employment agreement, in each case subject to notice requirements and cure provisions.

Definitions under Mr. Holmes’ Offer Letter

“Good Reason” means: (i) a material reduction in title, duties, responsibilities or reporting relationship; (ii) a material reduction in annual base salary (other than in connection with an across the board salary reduction which applies in a comparable manner to other senior executives) or “target” STI opportunity; or (iii) any other material breach of the offer letter by the Company.

Definitions Under the Executive Severance Plan

“Cause” means: (i) continued failure to perform duties or disregard of the directives of the Board or his or her supervisor; (ii) willful material misrepresentation; (iii) commission of any act of fraud, misappropriation or embezzlement; (iv) conviction, guilty plea or plea of nolo contendere for any crime involving dishonesty or for any felony; (v) a material breach of fiduciary duties of loyalty or care or a material violation of the Company’s Code of Business Conduct and Ethics or any other Company policy; (vi) the engaging in illegal conduct, gross misconduct, gross insubordination or gross negligence that is materially and demonstrably injurious to the Company’s business or financial condition; or (vii) a material breach of his or her representations under his or her employment agreement or his or her restrictive covenants.

“Good Reason” generally means a reduction by the Company of participant’s base salary by more than 10 percent (10%) (other than an across the board reduction which applies in a comparable manner to other senior executives of the Company).

Change in Control

Under the 2011 Equity Incentive Plan, a “change in control” generally means any of the following: (i) the acquisition of 50% or more of the voting stock of the Company, other than an acquisition by certain related parties or an acquisition pursuant to a transaction the primary purpose of which is to effect an equity financing of the Company; (ii) turnover of a majority of the incumbent members of our Board of Directors (other than the election of certain new directors whose election or nomination was approved by a majority of the incumbent Board of Directors); (iii) a reorganization, merger or consolidation, unless our stockholders immediately prior to the transaction own more than 50% of the common stock of the resulting corporation as a result of their prior ownership of the common stock of the Company; (iv) a complete liquidation or dissolution of the Company; or (v) the sale or other disposition of all or substantially all of the Company’s assets (other than a sale or disposition to a subsidiary).

Under the 2015 Equity Incentive Plan, a “change in control” generally means any of the following: (i) the acquisition of 50% or more of the common stock of the Company or the combined voting power of the then-outstanding voting securities of the Company entitled to vote generally in the election of directors, other than an acquisition directly from the Company, any acquisition by the Company, any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or its affiliated companies or any acquisition by any corporation pursuant to a transaction which complies with the aforementioned; (ii) turnover of a majority of the incumbent members of our Board of Directors (other than the election of certain new directors whose election or nomination was approved by a majority of the incumbent Board of Directors); (iii) consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company, unless following such combination (x) our stockholders immediately prior to the transaction own more than 50% of the common stock or outstanding voting shares, (y) no person beneficially owns, directly or indirectly, 50% or more of the outstanding shares of common stock resulting from such combination or the combined voting power of the then-outstanding securities, except to the extent such ownership existed prior to the combination, and (z) at least a majority of the members of the board of directors of the resulting corporation were members of the incumbent board; or (iv) approval by the stockholders of a complete liquidation or dissolution of the Company.

Separation Agreements

Effective May 2, 2016, we entered into a separation agreement with Ms. Jolly. Under the terms of her separation agreement, Ms. Jolly was entitled to receive the benefits due under the ESP: (i) salary continuation of one year and (ii) a pro-rated annual incentive for the year of termination based on actual performance results for the entire year. She was also entitled to reimbursement of up to $2,500 in attorneys’ fees incurred by her in connection with the separation agreement. The separation agreement also included a standard non-disparagement covenant, as well as a release of claims against the Company and any affiliates, and required Ms. Jolly to reaffirm the restrictive covenants in her equity award agreements. Finally, under the terms of her equity award agreements, Ms. Jolly was entitled to pro-rata vesting of her outstanding equity awards (with performance-based awards payable based on actual performance results for the entire performance period).

Effective July 11, 2016, we entered into a separation agreement with Mr. Marcoot. Under the terms of his separation agreement, Mr. Marcoot was entitled to receive the benefits due under his letter agreement, which equaled base salary continuation for one year. The separation agreement also included a standard non-disparagement covenant, as well as a release of claims against the Company and any affiliates, and required Mr. Marcoot to reaffirm the restrictive covenants in his equity award agreements. Finally, under the terms of his equity award agreements, Mr. Marcoot was entitled to pro-rata vesting of his outstanding equity awards (with performance-based awards payable based on actual performance results for the entire performance period).

Following is a summary of the severance benefits received or payable to Ms. Jolly and Mr. Marcoot.

Description of Payment/Benefit	Ms. Jolly	Mr. Marcoot
Salary Continuation	$202,695	$136,601
2016 STI	$26,768	—
Time-based RSU Vesting	$19,539	$11,313
Performance-based RSU Vesting	—	—
Attorney Fees	$2,500	—
Total	$251,502	$147,914

2016 Director Compensation

Except as noted below, the following table provides information on the compensation awarded to, earned by or paid to each person who served as a non-employee director during 2016.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Carl Bartoli	68,625	—	68,625
David A. Brown	41,578	—	41,578
David L. Keller	54,125	—	54,125
Linda Goodspeed	43,016	—	43,016
Charles Macaluso	116,063	—	116,063
Robert B. Mills	74,625	—	74,625
Nelson Obus	29,772	—	29,772
Michael E. Rescoe	71,000	—	71,000
Michael E. Salvati	71,500	—	71,500
Gary J. Taylor	57,125	—	57,125

(1)The non-employee directors did not receive a grant of restricted shares in 2016; however, in July 2017, the Company informed non-employee directors that, at the next annual shareholder meeting, it planned to grant awards to the such directors as compensation for their service as a director in 2016 and 2017. The Board expects to grant restricted shares with a value of $80,000 for service in 2016 (pro-rated for a partial year of service, if any) and $80,000 for service in 2017 to continuing non-employee directors. Non-employee directors whose term expires at the next annual shareholder meeting are expected to receive $20,000 for service in 2016 and $20,000 for service in 2017 (pro-rated for service during the year), in addition to accelerated vesting of any outstanding restricted shares and a cash payment equal to any excess of the award value of such shares over the value of the accelerated vesting.

The total number of unvested restricted shares held by each non-employee director as of December 31, 2016 was as follows:

Name	Unvested Restricted Shares (#)
Carl Bartoli	7,882
David A. Brown	—
David L. Keller	—
Linda Goodspeed	—
Charles Macaluso	7,882
Robert B. Mills	—
Nelson Obus	—
Michael E. Rescoe	4,545
Michael E. Salvati	7,882
Gary J. Taylor	—

The Board compensation is determined by the Nominating and Corporate Governance Committee subject to approval by the entire Board of Directors. The objectives for our non-employee director compensation program are to attract highly qualified individuals to serve on the Board of Directors and align directors’ interests with the interests of our stockholders. The Nominating and Corporate Governance Committee reviews the program periodically to ensure that it continues to meet these objectives. To determine whether the director compensation program is competitive, the Nominating and Corporate Governance Committee considers general market information on program design and the advice of the Compensation Committee’s independent compensation consultant. In recommending director compensation levels, the Nominating and Corporate Governance Committee also considers the significant amount of time that directors expend in fulfilling their duties to the Company, as well as the skill level required by the Company of members of the Board of Directors. The Nominating and Corporate Governance Committee recommends any change it considers appropriate to the full Board of Directors for its review and approval and includes the relevant information and data for the Board of Directors to use in its considerations.

Directors who are employed by our Company or any of our subsidiaries do not receive compensation for serving as directors. As of December 31, 2016, directors who are not employees of our Company or any of our subsidiaries were entitled to receive an annual retainer as follows:

•	$47,500 for each non-employee director;
•	$10,000 for membership in each committee;
•	$50,000 for the Board of Directors Chairperson;
•	$20,000 for the Audit Committee Chairperson;
•	$13,750 for the Compensation Committee Chairperson; and
•	$13,750 for the Nominating and Corporate Governance Committee Chairperson.

In addition, directors were entitled to receive:

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

Beginning January 1, 2017, the Board modified the cash portion of the director compensation program to increase the annual retainer from $47,500 to $60,000, eliminate the per-meeting and committee membership fees for all directors and decrease the compensation for service as chair of the Nominating and Corporate Governance Committee from $13,750 to $10,000.

We offer each director an annual allowance for continuing education, the amount of which is set by the Board of Directors from time to time. For 2016, the amount was $10,000; however, all of the directors elected to take advantage of free educational resources rather than using the allowance. We also reimburse non-employee directors for out of pocket expenses incurred in connection with attending Board and committee meetings.

The Board recognizes that ownership by the non-employee directors of the Company’s common stock will align their interests with the interests of our stockholders. As a result, each non-employee director is required to own the lesser of (i) shares with a value of three times his or her annual cash retainer or (ii) 8,000 shares. The target date for the existing directors to meet these stock ownership guidelines is January 1, 2017, except any new directors or directors appointed after January 1, 2011, for whom the target date is five years from the date of his or her appointment. For purposes of these guidelines, the director will be deemed to “own” the Company’s shares that are beneficially owned by such person, including equity awards that will payout within 60 days of the applicable measuring date. As of September 5, 2017, each non-employee director who served in 2016 who was required to meet the ownership requirements met or exceeded the minimum ownership requirement.

Compensation Committee Interlocks and Insider Participation

Messrs. Bartoli, Macaluso and Rescoe served as members of the Compensation Committee until June 27, 2016, upon which date Ms. Goodspeed, Mr. Taylor and Mr. Brown were instead appointed to the Compensation Committee. During their time as members of the Compensation Committee in 2016, none of aforementioned directors was an officer or employee of the Company. None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Compensation Committee Report

The Compensation Committee, comprised of independent directors, reviewed and discussed the above Compensation Discussion and Analysis with the Company’s management. Based on that review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Compensation Committee:

Linda Goodspeed (Chair)

David A.B. Brown

Gary J. Taylor

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

Except as indicated otherwise, the following table sets forth certain information, as of September 5, 2017, regarding the beneficial ownership of our common stock by holders of greater than five percent of our common stock that have filed ownership reports with the SEC, each of our current directors, each of our named executive officers named in the Summary Compensation Table, and all of our current directors and named executive officers as a group. Except as otherwise indicated, addresses are c/o Global Power Equipment Group Inc., 400 East Las Colinas Boulevard, Suite 400, Irving, Texas 75039.

	Common Stock Beneficially Owned
Name of Beneficial Owner	Number of Shares (#)	Percentage of Class (%)(1)
Greater than 5% Holders:
Nelson Obus(2)	3,167,718	17.82%
Emancipation Management LLC (3)	1,729,858	9.73%
Tontine Asset Associates, LLC(4)	1,381,464	7.77%

Directors and Named Executive Officers(5):
Carl Bartoli	39,474	*
David A. B. Brown	—	*
Linda A. Goodspeed	—	*
David L. Keller	69,601	*
Charles Macaluso	40,474	*
Robert B. Mills	—	*
Michael E. Rescoe	6,061	*
Michael E. Salvati	25,921	*
Gary J. Taylor	—	*
Nelson Obus(2)	3,167,718	17.82%
Craig E. Holmes (6)	38,305	*
Tracy D. Pagliara(7)	108,274	*
Terence J. Cryan(8)	245,240	1.38%
Timothy M. Howsman(8)	21,051	*
Ross Marcoot(8)	14,746	*
Keri Jolly(8)	13,359	*
Directors and Named Executive Officers as a Group (14 persons)(9)	3,762,119	21.16%

*Less than 1%.

(1)As reported by such persons as of September 5, 2017 and including, in the case of our named executive officers, RSUs that vest within 60 days of September 5, 2017, which are treated for purposes of this table on an as‑converted basis. Percentages are based on 17,778,885 shares of our common stock outstanding, except as indicated otherwise and except where the person has the right to acquire shares within 60 days of the record date, which increases the number of shares beneficially owned by such person and the number of shares outstanding for determining that person’s percentage of ownership. We have determined beneficial ownership in accordance with the rules of the SEC. Unless otherwise indicated in the footnotes to this table, each stockholder named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by that stockholder. We have omitted percentages of less than 1% from the table.

(2)The shares listed were reported on a Schedule 13D/A, filed with the SEC on August 23, 2017, with respect to holdings as of August 17, 2017. They include: (i) 963,454 shares of common stock (the “Partner Shares”) held by Wynnefield Partners Small Cap Value, L.P., of which Wynnefield Capital Management, LLC (“WCM”) is the sole general partner and has the sole power to direct the voting and disposition of these shares and, as a result, may be deemed to beneficially hold the Partner Shares; (ii) 1,573,953 shares of common stock (the “Partner I Shares”) held by Wynnefield Partners Small Cap Value, L.P. I, of which WCM is the sole general partner and has the sole power to direct the voting and disposition of these shares and, as a result, may be deemed to beneficially hold the Partner I Shares; (iii) 530,306 shares of common stock (the “Offshore Shares”) held by Wynnefield Small Cap Value Offshore Fund, Ltd., of which Wynnefield Capital, Inc. (“WCI”) is the sole investment manager and has the sole power to direct the voting and disposition of these shares and, as a result, may be deemed to beneficially hold the Offshore Shares; and (iv) 100,005 shares of common stock (the “Plan Shares”) held by Wynnefield Capital, Inc. Profit Sharing & Money Purchase Plan (the “Plan”), an employee profit sharing plan. Mr. Nelson Obus and Mr. Joshua Landes are the co‑managing members of WCM and in such role, share the power to direct the voting and disposition of the shares of common stock WCM may be deemed to beneficially hold and, as a result, may be deemed to beneficially hold the Partner Shares and the Partner I Shares. Mr. Obus and Mr. Landes are executive officers of WCI and in such role, share the power to direct the voting and disposition of the Offshore Shares and, as a result, may be deemed to beneficially hold the Offshore Shares. Mr. Obus and Mr. Landes are co‑trustees of the Plan and in such role, share the power to direct the voting and disposition of the Plan Shares and, as a result, may be deemed to beneficially hold the Plan Shares. The principal business address of the reporting persons is 450 Seventh Avenue, Suite 509, New York, NY 10123.

(3)The shares listed were reported on a Schedule 13G/A, filed with the SEC on August 9, 2017, with respect to holdings of shares of common stock held by accounts managed by Circle N Advisors, LLC as of July, 31, 2017. Emancipation Management LLC holds shared dispositive power of the shares with Circle N Advisors, LLC, which Emancipation Management LLC owns, and Mr. Charles Frumberg, the managing member of Emancipation Management LLC. The principal business address of Emancipation Management LLC and Mr. Frumberg is 825 Third Avenue, New York, NY 10022. The principal business address of Circle N Advisors, LLC is 200 Westgate Business Center Dr., Fishkill, NY 12524.

(4)The shares listed were reported on a Schedule 13G/A filed with the SEC on February 10, 2017, with respect to holdings as of December 31, 2016. Tontine Asset Associates, LLC holds shared voting and dispositive power of the shares with Mr. Jeffrey L. Gendell, each of which may be deemed to beneficially hold the shares. The principal business address of each of the reporting persons is 1 Sound Shore Drive, Suite 304, Greenwich, CT 06830.

(5)No non-employee director has a right to obtain beneficial ownership of additional shares within 60 days of September 5, 2017. Shares held by non-employee directors include restricted shares awarded.

(6)Mr. Holmes has no shares underlying RSUs which may be acquired upon vesting within 60 days of September 5, 2017.

(7)Mr. Pagliara has 25,000 shares underlying RSUs which may be acquired upon vesting within 60 days of September 5, 2017.

(8)The shares reported are based on the Company’s records as of the termination date of such individual’s employment and do not take into account any transactions that may have occurred after such date.

(9)Represents beneficial ownership of our common stock held by our current directors and executive officers as a group as of September 5, 2017, including any RSUs exercisable within 60 days of September 5, 2017. Omits former executive officers that are no longer employed by the Company.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2016 about the Company’s equity compensation plans under which shares of the Company’s common stock are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
Equity compensation plans approved by security holders	1,109,869	$13.85	28,362
Equity compensation plans not approved by security holders	347,553	—	—
Total	1,457,422	$13.85	28,362

(1)

Consists of outstanding stock options, time-based RSUs and performance-based RSUs granted at target under the 2011 Equity Incentive Plan and 2015 Equity Incentive Plan at December 31, 2016, including 122,000 unexercised options for Mr. Cryan.

(2)	Represents the strike price for Mr. Cryan’s 122,000 unexercised stock options.
(3)	The amount of available shares under the 2015 Equity Incentive Plan as of December 31, 2016. No additional shares may be granted under the 2011 Equity Incentive Plan.
(4)

Represents the number of inducement grants made prior to December 31, 2016 in the form of time-based RSUs and performance-based RSUs. Inducement grants are made outside of an equity incentive plan and are vested against the Company’s treasury reserve.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Approval of Related Party Transactions

The Board has adopted a formal written policy governing the review and approval of related person transactions, which is posted under the heading “Corporate Governance” of the Investor Relations section of our website at http://www.globalpower.com/. For purposes of this policy, the terms “related person” and “transaction” are as defined in Item 404(a) of Regulation S‑K. The policy provides that each director, director nominee and executive officer shall promptly notify the Corporate Secretary of any transaction involving the Company and a related person. Such transaction will be presented to and reviewed by the Audit Committee for approval, ratification or such other action as may be appropriate. On an annual basis, the Audit Committee reviews any previously approved related party transaction that is continuing, as well as any related party transaction disclosed in response to our annual directors’ and officers’ questionnaire. The policy itself is annually reviewed and was last reviewed in December 2016.

Director Independence

For a discussion of our director independence, see “Part III—Item 10. Directors, Executive Officers and Corporate Governance—Director Independence.”

Item 14.  Principal Accountant Fees and Services.

Audit and Non‑Audit Fees

The following table sets forth the estimated or actual fees paid or accrued by us for professional services rendered by Hein related to the audit of our consolidated financial statements for the years ended December 31, 2016 and 2015:

	December 31,
($ in thousands)	2016(1)	2015(1)
Audit Fees	$1,188,155	$1,594,838
Audit-Related Fees(2)	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$1,188,155	$1,594,838

(1)Audit and Non‑Audit Fees paid to Hein were compensation for its audit of the Company’s consolidated financial statements for the years ended December 31, 2016 and December 31, 2015, and quarterly periods, including internal controls, including compensation for its audit of the Company’s restated balance sheets as of December 31, 2015 and 2014 and consolidated statements of operations, consolidated statements of stockholders’ equity and consolidated statements of cash flow for each of our fiscal years ended December 31, 2015, 2014 and 2013.

(2)Audit‑related fees consisted of the aggregate fees, including expenses, billed for assurance and related services that are not reported under “Audit Fees.”

Audit Committee Pre‑Approval of Audit and Non‑Audit Services

The Audit Committee’s policy is to pre‑approve all audit and non‑audit services provided to the Company by its independent registered public accounting firm (except for items exempt from pre‑approval requirements under applicable laws and rules). All audit and non‑audit services included in the table above were pre‑approved by the Audit Committee.

When considered necessary, management prepares an estimate of fees for the service and submits the estimate to the Audit Committee for its review and pre‑approval. Any modifications to the estimates will be submitted to the Audit Committee for pre‑approval at the next regularly scheduled Audit Committee meeting. All fees paid to our independent registered public accounting firm during the periods covered by this report and through the date hereof were in accordance with this pre‑approval policy.

Part IV

Item 15.  Exhibits and Financial Statement Schedules.

Documents filed as part of this Report:

Financial Statements: The following reports of independent accountants and our consolidated financial statements are set forth in the index beginning on page F-1:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2016 and 2015
•	Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014
•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014
•	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
•	Notes to Consolidated Financial Statements

The following financial statement schedule is contained on page F-46 in this Report.

•	Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2016, 2015 and 2014

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

Item 16. Form 10-K Summary.

None.

Exhibits:  The following are furnished as exhibits to this Form 10 K:

Exhibit	Description
2.1

Membership Interest Purchase and Sale Agreement, dated as of July 14, 2012, by and among Global Power, Koontz‑Wagner Holdings, LLC and, solely with respect to Sections 7.12(b)(2) and 7.12(c) thereof, High Street Capital III SBIC, L.P. (filed as Exhibit 10.3 to our Form 10‑Q filed with the Commission on August 9, 2012 and incorporated herein by reference).

3.1

Second Amended and Restated Certificate of Incorporation of Global Power (filed as Exhibit 3.1 to our Form 10 (Commission File No. 001‑16501) filed with the Commission on April 30, 2010 and incorporated herein by reference).

3.2

Certificate of Amendment, dated June 30, 2010, to Second Amended and Restated Certificate of Incorporation of Global Power (filed as Exhibit 3.2 to our Amendment No. 2 to Form 10 filed with the Commission on July 20, 2010 and incorporated herein by reference).

3.3	Third Amended and Restated By‑Laws of Global Power (filed as Exhibit 3.1 to our Form 10‑Q filed with the Commission on August 15, 2011 and incorporated herein by reference)/(File No. 001‑16501).
10.1

Employment Agreement, dated as of March 22, 2010, by and between Global Power and Tracy D. Pagliara (filed as Exhibit 10.22 to our Amendment No. 2 to Form 10 filed with the Commission on July 20, 2010 and incorporated herein by reference).*

10.2

Amended and Restated Global Power Incentive Compensation Plan (filed as Exhibit 10.1 to our Form 10‑Q filed with the Commission on May 16, 2011 and incorporated herein by reference)/(File No. 001‑16501).*

10.3	Global Power 2011 Equity Incentive Plan (filed as Exhibit 10.1 to our Form 8‑K filed with the Commission on May 24, 2011 and incorporated herein by reference)/(File No. 001‑16501).*
10.4

Credit Agreement, dated as of February 21, 2012 (the “New Credit Agreement”), by and among Global Power, certain of its subsidiaries, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and the various lending institutions party thereto (filed as Exhibit 10.26 to our Form 10‑K filed with the Commission on March 14, 2012 and incorporated herein by reference).

10.5

First Amendment to the New Credit Agreement and First Amendment to the Security Agreement, dated as of April 25, 2012, by and among Global Power, certain of its subsidiaries, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and the various lending institutions party thereto (filed as Exhibit 10.1 to our Form 10‑Q filed with the Commission on May 1, 2012 and incorporated herein by reference).

10.6

Second Amendment to the New Credit Agreement, dated as of July 19, 2012, by and among Global Power, certain of its subsidiaries, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and the various lending institutions party thereto (filed as Exhibit 10.4 to our Form 10‑Q filed with the Commission on August 9, 2012 and incorporated herein by reference).

10.7

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

10.8

Fourth Amendment and Limited Waiver to the New Credit Agreement, dated as of December 22, 2014, by and among Global Power, certain of its subsidiaries, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and the various lending institutions party thereto (filed as Exhibit 10.34 to our Form 10‑K filed with the Commission on March 9, 2015 and incorporated herein by reference).

10.9

Fifth Amendment and Limited Waiver to the New Credit Agreement, dated as of May 28, 2015, by and among Global Power, certain of its subsidiaries, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and the various lending institutions party thereto (filed as Exhibit 10.1 to our Form 8‑K filed with the Commission on June 2, 2015 and incorporated herein by reference).

10.10

Limited Waiver and Sixth Amendment to the New Credit Agreement, dated as of June 30, 2015, by and among Global Power, certain of its subsidiaries, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and the various lending institutions party thereto (filed as Exhibit 10.1 to our Form 8‑K filed with the Commission on July 2, 2015 and incorporated herein by reference).

10.11

Limited Waiver and Seventh Amendment to the New Credit Agreement and Amendment to Other Loan Documents, dated as of August 31, 2015, by and among Global Power, certain of its subsidiaries, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and the various lending institutions party thereto (filed as Exhibit 10.1 to our Form 8‑K filed with the Commission on September 1, 2015 and incorporated herein by reference).

10.12

First Amendment to Limited Waiver and Seventh Amendment to the New Credit Agreement and Amendment to Other Loan Documents, dated as of December 11, 2015, by and among the Company, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and the various lending institutions party thereto (filed as Exhibit 10.1 to our Form 8‑K filed with the Commission on December 16, 2015 and incorporated herein by reference).

10.13

Second Amendment to Limited Waiver and Seventh Amendment to the New Credit Agreement and Amendment to Other Loan Documents, dated as of March 25, 2016, by and among Global Power, certain of its subsidiaries, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and the various lending institutions party thereto.♦

10.14

Third Amendment to Limited Waiver and Seventh Amendment to the New Credit Agreement and Amendment to Other Loan Documents, dated as of July 22, 2016, by and among Global Power, certain of its subsidiaries, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and the various lending institutions party thereto (filed as Exhibit 10.1 to our Form 8‑K filed with the Commission on July 26, 2016 and incorporated herein by reference).

10.15

Ninth Amendment to the New Credit Agreement and Fourth Amendment to Limited Waiver Agreement, dated as of October 4, 2016, by and among Global Power, certain of its subsidiaries, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and the various lending institutions party thereto (filed as Exhibit 10.1 to our Form 8‑K filed with the Commission on October 11, 2016 and incorporated herein by reference).

10.16

Tenth Amendment to the New Credit Agreement and Fifth Amendment to Limited Waiver Agreement, dated as of October 27, 2016, by and among Global Power, certain of its subsidiaries, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and the various lending institutions party thereto (filed as Exhibit 10.1 to our Form 8‑K filed with the Commission on October 31, 2016 and incorporated herein by reference).

10.17

Eleventh Amendment to the New Credit Agreement and Sixth Amendment to Limited Waiver Agreement, dated as of November 30, 2016, by and among Global Power, certain of its subsidiaries, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and the various lending institutions party thereto (filed as Exhibit 10.1 to our Form 8‑K filed with the Commission on December 6, 2016 and incorporated herein by reference).

10.18

Twelfth Amendment to the New Credit Agreement, dated as of December 23, 2016, by and among Global Power, certain of its subsidiaries, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and the various lending institutions party thereto (filed as Exhibit 10.1 to our Form 8‑K filed with the Commission on February 27, 2017 and incorporated herein by reference).

10.19

Thirteenth Amendment to the New Credit Agreement and Seventh Amendment to Limited Waiver Agreement, dated as of January 30, 2017, by and among Global Power, certain of its subsidiaries, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and the various lending institutions party thereto (filed as Exhibit 10.2 to our Form 8‑K filed with the Commission on February 27, 2017 and incorporated herein by reference).

10.20

Fourteenth Amendment to Credit Agreement and Eighth Amendment to Limited Waiver Agreement, dated as of February 21, 2017, by and among the Company, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and the various financial institutions party thereto (filed as Exhibit 10.3 to our Form 8‑K filed with the Commission on February 27, 2017 and incorporated herein by reference).

10.21

Fifteenth Amendment to Credit Agreement and Ninth Amendment to Limited Waiver Agreement, dated as of March 3, 2017, by and among the Company, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and the various financial institutions party thereto as lenders (filed as Exhibit 10.1 to our Form 8‑K filed with the Commission on March 9, 2017 and incorporated herein by reference).

10.22

Sixteenth Amendment to Credit Agreement and Eleventh Amendment to Limited Waiver Agreement, dated as of May 11, 2017, by and among the Company, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and the various financial institutions party thereto as lenders (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on May 15, 2017 and incorporated herein by reference).

10.23

Seventeenth Amendment to Credit Agreement and Twelfth Amendment to Limited Waiver Agreement, dated as of May 31, 2017, by and among the Company, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and the various financial institutions party thereto as lenders (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on June 1, 2017 and incorporated herein by reference).

10.24

Eighteenth Amendment to Credit Agreement, dated as of June 1, 2017, by and among the Company, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and the various financial institutions party thereto as lenders.♦

10.25

Nineteenth Amendment to Credit Agreement, dated as of June 9, 2017, by and among the Company, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and the various financial institutions party thereto as lenders.♦

10.26

Election and Nomination Agreement by and among (i) Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P. I, Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Capital, Inc. Profit Sharing & Money Purchase Plan, Wynnefield Capital Management, LLC, and Wynnefield Capital, Inc. and (ii) Global Power, dated as of June 1, 2016 and effective May 25, 2016 (filed as Exhibit 10.1 to our Form 8‑K filed with the Commission on June 1, 2016 and incorporated herein by reference).

10.27	Form of Global Power Restricted Shares Award Agreement (filed as Exhibit 10.1 to our Form 10‑Q filed with the Commission on November 9, 2012 and incorporated herein by reference).*
10.28	Form of Global Power Restricted Share Unit Agreement (filed as Exhibit 10.27 to our Form 10-K filed with the Commission on March 14, 2012 and incorporated herein by reference).
10.29

Amendment to Attachment A of the Form of Global Power Restricted Shares Unit Agreement (filed as Exhibit 10.5 to our Form 10‑Q/A filed with the Commission on August 20, 2012 and incorporated herein by reference).*

10.30	Global Power Short‑Term Incentive Plan (filed as Exhibit 10.1 to our Form 8‑K filed with the Commission on February 26, 2013 and incorporated herein by reference).*
10.31	Form of Global Power Restricted Shares Unit Agreement (filed as Exhibit 10.30 to our Form 10‑K filed with the Commission on March 7, 2013 and incorporated herein by reference).*
10.32

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

10.33	Global Power Executive Severance Plan (filed as Exhibit 10.34 to our Form 10‑K filed with the Commission on March 17, 2014 and incorporated herein by reference).*
10.34

Letter Agreement, dated as of March 20, 2015, by and between Terence Cryan and Global Power (filed as Exhibit 10.2 to our Form 8‑K filed with the Commission on March 23, 2015 and incorporated herein by reference).*

10.35

Form of Nonqualified Stock Option Agreement, dated as of March 23, 2015, by and between Terence Cryan and Global Power (filed as Exhibit 10.3 to our Form 8‑K filed with the Commission on March 23, 2015 and incorporated herein by reference).*

10.36	Form of Restricted Share Unit Agreement (filed as Exhibit 10.1 to our Form 8‑K filed with the Commission on April 6, 2015 and incorporated herein by reference).*
10.37	2015 Equity Incentive Plan (filed as Exhibit 10.1 to our Form 8‑K filed with the Commission on May 14, 2015 and incorporated herein by reference).*
10.38

Employment Agreement, dated as of June 26, 2015, by and between Terence J. Cryan and Global Power (filed as Exhibit 10.2 to our Form 8‑K filed with the Commission on July 2, 2015 and incorporated herein by reference).*

10.39

Separation Agreement, dated as of September 24, 2015, by and between Global Power and Raymond K. Guba (filed as Exhibit 10.1 to our Form 8‑K filed with the Commission on September 25, 2015 and incorporated herein by reference).*

10.40

Global Power Executive Severance Plan, as Amended and Restated on August 19, 2015 (filed as Exhibit 10.2 to our Form 8‑K filed with the Commission on September 25, 2015 and incorporated herein by reference).*

10.41

Offer Letter Agreement, dated as of September 17, 2015, by and between Craig Holmes and Global Power (filed as Exhibit 10.3 to our Form 8‑K filed with the Commission on September 25, 2015 and incorporated herein by reference).*

10.42

Inducement Restricted Share Unit Agreement, dated September 24, 2015, by and between Craig Holmes and Global Power Equipment Group Inc. (filed as Exhibit 10.4 to our Form 8‑K filed with the Commission on September 25, 2015 and incorporated herein by reference).*

10.43

Inducement Restricted Share Unit Agreement, dated September 24, 2015, by and between Peter Dawes and Global Power Equipment Group Inc. (filed as Exhibit 10.5 to our Form 8‑K filed with the Commission on September 25, 2015 and incorporated herein by reference).*

10.44

Stock Purchase Agreement, dated January 13, 2017, by and between the Company, as Seller, and Chart Lifecycle, Inc., as Buyer, relating to the sale of Hetsco Holdings, Inc., which is the sole stockholder of Hetsco, Inc. (filed as Exhibit 10.63 to our Form 10-K filed with the Commission on March 15, 2017 and incorporated herein by reference).

10.45

Retirement and Consulting Agreement, dated March 15, 2017, by and between Global Power and Timothy Howsman (filed as Exhibit 10.64 to our Form 10-K filed with the Commission on March 15, 2017 and incorporated herein by reference).*

10.46	Form of Global Power Time‑Based Restricted Share Unit Agreement. (filed as Exhibit 10.65 to our Form 10-K filed with the Commission on March 15, 2017 and incorporated herein by reference).*
10.47	Form of Global Power Performance‑Based Restricted Share Unit Agreement. (filed as Exhibit 10.66 to our Form 10-K filed with the Commission on March 15, 2017 and incorporated herein by reference).*
10.49

Retention Incentives Agreement, dated as of March 19, 2016, by and between Timothy Howsman and Global Power Equipment Group Inc. (filed as Exhibit 10.67 to our Form 10-K filed with the Commission on March 15, 2017 and incorporated herein by reference).*

10.50	Mark Jolly Offer Letter, dated November 8, 2016 (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on March 16, 2017).*
10.51

Senior Secured Credit Agreement, dated as of June 16, 2017, by and among Global Power Equipment Group Inc., as Borrower, the Lenders party thereto, and Centre Lane Partners Master Credit Fund II, L.P., as Administrative Agent and Collateral Agent.♦

10.52

First Amendment to Senior Secured Credit Agreement, dated as of August 17, 2017, by and among Global Power Equipment Group Inc., as Borrower, the Lenders party thereto, and Centre Lane Partners Master Credit Fund II, L.P., as Administrative Agent and Collateral Agent. ♦

10.53

Separation Agreement, dated as of July 26, 2017, by and between Terence Cryan and Global Power Equipment Group Inc. (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on July 27, 2017 and incorporated herein by reference).*

10.54	Separation Agreement, dated as of August 1, 2017, by and between Mark Jolly and Global Power Equipment Group Inc.♦
10.55	Employment Agreement, dated September 11, 2017, by and between Tracy Pagliara and Global Power Equipment Group Inc.♦
10.56	Employment Agreement, dated September 11, 2017, by and between Craig Holmes and Global Power Equipment Group Inc.♦
10.57	Employment Agreement, dated September 11, 2017, by and between Erin Gonzalez and Global Power Equipment Group Inc.♦
14.1	Code of Business Conduct and Ethics of Global Power (filed as Exhibit 14.1 to our Form 8‑K filed with the Commission on July 18, 2014 and incorporated herein by reference).
16.1

Letter from BDO USA, LLP to the U.S. Securities and Exchange Commission, dated December 17, 2015 (filed as Exhibit 16.1 to our Form 8‑K/A filed with the Commission on December 21, 2015 and incorporated herein by reference).

16.2

Letter from BDO USA, LLP to the U.S. Securities and Exchange Commission, dated March 31, 2016 (filed as Exhibit 16.1 to our Form 8‑K/A filed with the Commission on April 4, 2016 and incorporated herein by reference).

21.1	Subsidiaries of Global Power.♦
23.1	Consent of Independent Registered Public Accounting Firm.♦
24.1	Powers of Attorney for our directors and certain executive officers (included on signature page).♦
31.1	Certification by the Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.♦
31.2	Certification by the Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.♦
31.3	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.♦
32.1	Certification by the Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.♦
32.2	Certification by the Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.♦
32.3	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.♦
101.INS	XBRL Instance Document♦
101.SCH	XBRL Taxonomy Extension Schema Document♦
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document♦
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document♦
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document♦

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document♦

*Indicates a management contract or compensatory plan or arrangement.

♦Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Form to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 12, 2017

GLOBAL POWER EQUIPMENT GROUP INC.

By:	/s/ Craig E. Holmes
Craig E. Holmes, Co-President and Co-Chief Executive Officer

By:	/s/ Tracy D. Pagliara
Tracy D. Pagliara, Co-President and Co-Chief Executive Officer

Each individual whose signature appears below constitutes and appoints Craig E. Holmes and Tracy D. Pagliara, each Co-President and Co-Chief Executive Officer, and Charles E. Wheelock, Vice President, Administration, General Counsel and Secretary, and each of them singly, his or her true and lawful attorneys‑in‑fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K filed with the Securities and Exchange Commission, granting unto said attorneys‑in‑fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all the said attorneys‑in‑fact and agents or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

r
NAME	TITLE	DATE
/s/ Craig E. Holmes	Co‑Chief Executive Officer, Co‑President and Director (Principal Executive Officer)	September 12, 2017
Craig E. Holmes

/s/ Tracy D. Pagliara	Co‑Chief Executive Officer, Co‑President and Director (Principal Executive Officer)	September 12, 2017
Tracy D. Pagliara

/s/ Erin Gonzalez	Chief Financial Officer (Principal Financial and Accounting Officer)	September 12, 2017
Erin Gonzalez

/s/ Carl Bartoli	Director	September 12, 2017
Carl Bartoli

/s/ David L. Keller	Director	September 12, 2017
David L. Keller

/s/ Charles Macaluso	Director and Chairman of the Board	September 12, 2017
Charles Macaluso

/s/ Robert B. Mills	Director	September 12, 2017
Robert B. Mills

/s/ Michael E. Rescoe	Director	September 12, 2017
Michael E. Rescoe

/s/ Michael E. Salvati	Director	September 12, 2017
Michael E. Salvati

	Director	September 12, 2017
Gary J. Taylor

/s/ David A. B. Brown	Director	September 12, 2017
David A. B. Brown

/s/ Linda A. Goodspeed	Director	September 12, 2017
Linda A. Goodspeed

/s/ Nelson Obus	Director	September 12, 2017
Nelson Obus

Item 8.  Financial Statements and Supplementary Data

Global Power Equipment Group Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Global Power Equipment Group Inc.

We have audited the accompanying consolidated balance sheets of Global Power Equipment Group Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Power Equipment Group Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Dallas, Texas

September 12, 2017

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$2,805	$22,239
Restricted cash	8,765	321
Accounts receivable, net of allowance of $1,634 and $1,971, respectively	59,280	93,077
Inventories:
Raw material	4,210	6,893
Finished goods	699	1,204
Inventory reserve	(981)	(1,798)
Costs and estimated earnings in excess of billings	52,696	45,491
Assets held for sale	22,832	—
Other current assets	7,936	4,608
Total current assets	158,242	172,035
Property, plant and equipment, net	12,596	33,822
Goodwill	36,456	50,319
Intangible assets, net	24,801	44,003
Other long-term assets	747	851
Total assets	$232,842	$301,030
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,076	$16,861
Accrued compensation and benefits	10,640	15,587
Billings in excess of costs and estimated earnings	6,754	10,098
Accrued warranties	5,806	8,050
Liabilities related to assets held for sale	1,151	—
Other current liabilities	33,915	28,605
Total current liabilities	77,342	79,201
Long-term debt	45,341	70,000
Deferred tax liabilities	15,499	14,982
Other long-term liabilities	7,526	6,080
Total liabilities	145,708	170,263
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.01 par value, 170,000,000 shares authorized and 18,855,409 and 18,571,411 shares issued, respectively, and 17,485,941 and 17,261,276 shares outstanding, respectively	188	186
Paid-in capital	76,708	74,841
Accumulated other comprehensive loss	(9,513)	(7,618)
Retained earnings	19,764	63,371
Treasury stock, at par (1,369,468 and 1,310,135 common shares, respectively)	(13)	(13)
Total stockholders’ equity	87,134	130,767
Total liabilities and stockholders’ equity	$232,842	$301,030

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except share data)	2016	2015	2014
Revenue
Mechanical Solutions	$112,022	$122,593	$145,910
Electrical Solutions	75,559	93,057	77,280
Services	231,007	373,353	315,863
Total revenue	418,588	589,003	539,053
Cost of revenue
Mechanical Solutions	96,515	113,853	122,769
Electrical Solutions	73,309	94,042	72,297
Services	199,775	328,511	270,653
Total cost of revenue	369,599	536,406	465,719
Gross profit	48,989	52,597	73,334

Selling and marketing expenses	9,544	12,130	10,045
General and administrative expenses	57,194	69,471	58,747
Loss on sale of business and net assets held for sale	8,812	—	—
Impairment expense	—	47,755	—
Bargain purchase gain	—	(3,168)	—
Depreciation and amortization expense(1)	7,154	8,602	8,326
Total operating expenses	82,704	134,790	77,118
Operating loss	(33,715)	(82,193)	(3,784)

Interest expense, net	8,398	4,484	1,820
Foreign currency gain	(217)	(1,014)	(65)
Other expense, net	15	12	34
Total other expenses, net	8,196	3,482	1,789
Loss from continuing operations before income tax	(41,911)	(85,675)	(5,573)
Income tax expense (benefit)	1,702	(6,946)	41,661
Loss from continuing operations	(43,613)	(78,729)	(47,234)
Discontinued operations:
Loss from discontinued operations, net of tax	—	—	(1)
Loss from discontinued operations	—	—	(1)
Net loss	$(43,613)	$(78,729)	$(47,235)
Loss per common share:
Basic loss per common share from continuing operations	$(2.51)	$(4.59)	$(2.78)
Basic loss per common share from discontinued operations	—	—	—
Basic loss per common share	$(2.51)	$(4.59)	$(2.78)

Diluted loss per common share from continuing operations	$(2.51)	$(4.59)	$(2.78)
Diluted loss per common share from discontinued operations	—	—	—
Diluted loss per common share	$(2.51)	$(4.59)	$(2.78)

(1)	Excludes depreciation and amortization expense for the years ended December 31, 2016, 2015 and 2014 of $2.2 million, $2.5 million and $1.6 million, respectively, included in cost of revenue.

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
(in thousands)	2016	2015	2014
Net loss	$(43,613)	$(78,729)	$(47,235)
Foreign currency translation adjustment	(1,895)	(5,075)	(6,015)
Comprehensive loss	$(45,508)	$(83,804)	$(53,250)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
	Common Shares			Other
	$0.01 Per Share		Paid-in	Comprehensive	Retained	Treasury Shares
(in thousands, except share data)	Shares	Amount	Capital	Income (loss)	Earnings	Shares	Amount	Total
Balance, December 31, 2013	18,294,998	$183	$69,049	$3,472	$197,020	(1,235,055)	$(12)	$269,712
Issuance of restricted stock units	100,474	1	(1)	—	—	—	—	—
Tax withholding on restricted stock units	—	—	(601)	—	—	(31,298)	(1)	(602)
Share-based compensation	—	—	3,081	—	—	—	—	3,081
Dividends	—	—	—	—	(6,123)	—	—	(6,123)
Net loss	—	—	—	—	(47,235)	—	—	(47,235)
Foreign currency translation	—	—	—	(6,015)	—	—	—	(6,015)
Balance, December 31, 2014	18,395,472	$184	$71,528	$(2,543)	$143,662	(1,266,353)	$(13)	$212,818
Issuance of restricted stock units	175,939	2	(2)	—	—	—	—	—
Tax withholding on restricted stock units	—	—	(429)	—	—	(43,782)	—	(429)
Share-based compensation	—	—	3,744	—	—	—	—	3,744
Dividends	—	—	—	—	(1,562)	—	—	(1,562)
Net loss	—	—	—	—	(78,729)	—	—	(78,729)
Foreign currency translation	—	—	—	(5,075)	—	—	—	(5,075)
Balance, December 31, 2015	18,571,411	$186	$74,841	$(7,618)	$63,371	(1,310,135)	$(13)	$130,767
Issuance of restricted stock units	283,998	2	(2)	—	—	—	—	—
Tax withholding on restricted stock units	—	—	(267)	—	—	(59,333)	—	(267)
Share-based compensation	—	—	2,136	—	—	—	—	2,136
Dividends	—	—	—	—	6	—	—	6
Net loss	—	—	—	—	(43,613)	—	—	(43,613)
Foreign currency translation	—	—	—	(1,895)	—	—	—	(1,895)
Balance, December 31, 2016	18,855,409	$188	$76,708	$(9,513)	$19,764	(1,369,468)	$(13)	$87,134

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2016	2015	2014
Operating activities:
Net loss	$(43,613)	$(78,729)	$(47,235)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Deferred income tax provision (benefit)	516	(8,670)	39,682
Depreciation and amortization on plant, property and equipment and intangible assets	9,417	11,072	9,935
Amortization of deferred financing costs	231	253	229
Impairment expense	—	47,755	—
Loss on disposals of property, plant and equipment	2,446	19	752
Loss on sale of business and net assets held for sale	8,812	—	—
Bad debt expense	530	865	364
Gain on bargain purchase	—	(3,168)	—
Stock-based compensation	2,434	3,744	3,081
Changes in operating assets and liabilities, net of businesses acquired and sold:
(Increase) decrease in accounts receivable	27,510	20,132	(23,764)
(Increase) decrease in inventories	1,878	467	(1,428)
(Increase) decrease in costs and estimated earnings in excess of billings	(9,110)	8,050	(6,331)
(Increase) decrease in other current assets	(3,636)	2,600	699
(Increase) decrease in other assets	537	(950)	(608)
(Decrease) increase in accounts payable	2,849	2,029	(6,864)
Increase (decrease) in accrued and other liabilities	1,014	1,225	21,362
Decrease in accrued warranties	(2,226)	1,573	2,739
Increase (decrease) in billings in excess of costs and estimated earnings	(3,212)	(1,486)	(3,181)
Net cash (used in) provided by operating activities	(3,623)	6,781	(10,568)
Investing activities:
Acquisitions, net of cash acquired	—	(7,629)	(725)
Proceeds from sale of business, net of restricted cash and transaction costs	4,847	—	—
Net transfers of restricted cash	(8,444)	(321)	120
Proceeds from sale of property, plant and equipment	13,978	7	171
Purchase of property, plant and equipment	(872)	(7,316)	(8,087)
Net cash provided by (used in) investing activities	9,509	(15,259)	(8,521)
Financing activities:
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(267)	(429)	(601)
Debt issuance costs	(177)	—	8
Dividends paid	—	(1,589)	(6,141)
Proceeds from long-term debt	116,418	58,000	99,000
Payments of long-term debt	(141,076)	(33,000)	(77,000)
Net cash (used in) provided by financing activities	(25,102)	22,982	15,266
Effect of exchange rate changes on cash	(218)	(1,181)	(1,200)
Net change in cash and cash equivalents	(19,434)	13,323	(5,023)
Cash and cash equivalents, beginning of year	22,239	8,916	13,939
Cash and cash equivalents, end of year	$2,805	$22,239	$8,916

Supplemental Disclosures:
Cash paid for interest	$6,242	$3,486	$1,170
Cash paid for income taxes, net of refunds	$1,612	$643	$(195)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS AND ORGANIZATION

Global Power Equipment Group Inc. and its wholly owned subsidiaries (“Global Power,” “we,” “us,” “our,” or “the Company”) are comprehensive providers of custom-engineered solutions and modification and maintenance services for customers in the power generation and process and industrial markets. We operate within three reportable segments: Mechanical Solutions, Electrical Solutions and Services. Through our Mechanical Solutions segment, we design, engineer and manufacture gas turbine auxiliary products for customers throughout the world. Through our Electrical Solutions segment, we focus on custom engineering and manufacturing of integrated control house systems, engine generator packages and enclosures, industrial tanks and custom-engineered equipment skids for the energy, oil and gas, digital data storage and electrical industries. Through our Services segment, we provide on-site specialty modification and maintenance services, outage management, facility upgrade services, specialty maintenance and other industrial services to nuclear, fossil fuel and hydroelectric power plants and other industrial operations in the United States (“U.S.”). Our corporate headquarters are located in Irving, Texas, with various facilities around the U.S. and internationally in The Netherlands, Mexico and the People’s Republic of China.

We report on a fiscal quarter basis utilizing a “modified” 4-4-5 calendar (modified in that the fiscal year always begins on January 1 and ends on December 31). However, we have continued to label our quarterly information using a calendar convention. The effects of this practice are modest and only exist when comparing interim period results. The reporting periods and corresponding fiscal interim periods are as follows:

Reporting Interim Period	Fiscal Interim Period
	2016	2015
Three Months Ended March 31	January 1, 2016 to April 3, 2016	January 1, 2015 to March 29, 2015
Three Months Ended June 30	April 4, 2016 to July 3, 2016	March 30, 2015 to June 28, 2015
Three Months Ended September 30	July 4, 2016 to October 2, 2016	June 29, 2015 to September 27, 2015

Seasonality:  Our Services segment is materially impacted by seasonality, resulting in fluctuations in revenue and gross profit during our fiscal year. Generally, this is driven by our customers’ schedule of planned outages. Our Mechanical Solutions and Electrical Solutions segments are not materially impacted by seasonality, but instead are more impacted by the cyclicality of, and fluctuations in, the U.S. and international economies that we serve.

NOTE 2—LIQUIDITY

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

Historically, we have funded our operations through cash on hand, asset sales and draws against our Revolving Credit Facility, as necessary. In June 2017, we completed a refinancing process and entered into the Centre Lane Facility, a 4.5-year senior secured first lien term loan. In August 2017, we entered into an amendment to the Centre Lane Facility to provide for a first-out term loan, which matures in September 2018. Using the proceeds from the Centre Lane Facility, we repaid the full balance outstanding under the Revolving Credit Facility in June 2017. However, the terms of the Centre Lane Facility are less favorable to us than the terms of the Revolving Credit Facility, and, among other things, require higher interest payments and subject us to restrictive covenants that significantly limit our operating flexibility and encumber our assets. After payment of the Revolving Credit Facility and fees associated with both the Centre Lane Facility and the Centre Lane Amendment, net cash proceeds were $15.3 million.

As of December 31, 2016, we had a net loss of $43.6 million and negative cash flows from operations of $3.6 million. Although we had positive working capital as of December 31, 2016, we refinanced our Revolving Credit Facility in 2017, which allowed us to classify our outstanding debt as long-term. Starting in 2015 and continuing into 2017, management, in conjunction with the Board of Directors, began developing and implementing a multi-step plan to address our severely constrained liquidity.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The plan consists of the following items:

•	Focusing on shortening the collection cycle time on our accounts receivables and lengthening the payment cycle time on our accounts payables;
•	Reducing ongoing operating expenses wherever possible including workforce reductions and curtailments at underutilized facilities;
•	Assessing the potential for additional asset sales in order to reduce our outstanding debt;
•	Assessing strategic alternatives with regard to Mechanical Solutions, including the potential complete divestiture of this segment in order to reduce our outstanding debt;
•	Repatriating cash held by our foreign subsidiaries; and
•	Seeking an asset-based lending facility that will enable us to issue letters of credit, as well as supplement our working capital needs.

While the initial refinancing of the Revolving Credit Facility by entering into the Initial Centre Lane Facility extended our maturity, it did not provide sufficient funding for working capital needs. The Centre Lane Amendment in August 2017 and associated First-Out Loan provided us with up to $10.0 million in additional working capital, as of September 5, 2017; however, we anticipate that our short-term liquidity position will remain constrained. The terms of the Centre Lane Facility are less favorable to us than the terms of the Revolving Credit Facility. Upon a default under the Centre Lane Facility, our senior secured lenders would have the right to accelerate the then outstanding amounts under such facility and to exercise their rights and remedies to collect such amounts, which would include foreclosing on collateral constituting substantially all of our assets and those of our subsidiaries.

The First-Out Loan matures on September 30, 2018. In order to have sufficient cash to repay the First-Out Loan, fund our operations and continue as a going concern, we will need to be successful in completing one or more of the following initiatives:

•	Sell assets outside the normal course of business;
•	Repatriate additional cash from our foreign subsidiaries; and
•	Reduce our restricted cash by decreasing our cash collateralized outstanding letters of credit.

If we are unsuccessful in these liquidity generating initiatives by September 30, 2018, and we do not have sufficient cash resources available to repay the First-Out Loan, we could be forced to seek bankruptcy protection, attempt to renegotiate our existing credit facility or raise additional capital through new debt or equity issuances. There can be no assurance that additional capital will be available on acceptable terms and our investors could lose the full value of their investment in our common stock if bankruptcy protection is ultimately sought.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation:  The accompanying consolidated financial statements include the accounts of Global Power Equipment Group, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain amounts in 2015 have been reclassified to conform to the 2016 presentation.

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

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Discontinued Operations:  In August 2011, we completed the sale of substantially all of the operating assets of our Deltak business unit. Discontinued operations are presented net of tax. The following notes relate to our continuing operations only unless otherwise noted.

Revenue Recognition:  Substantially all of our Mechanical Solutions and Electrical Solutions segment revenue is derived from fixed‑priced contracts. Certain of these contracts specify separate delivery dates of individual equipment units or require customer acceptance of a product. In circumstances where separate delivery dates of individual equipment units exists, we recognize revenue when the customer assumes the risk of loss and title for the equipment, which is generally the date the unit is shipped, and corresponding costs previously deferred are charged to expense. In circumstances where the contract requires customer acceptance of a product in addition to transfer of title and risk of loss to the customer, revenue is either recognized (i) upon shipment when we are able to demonstrate that the customer-specific objective criteria have been met or (ii) upon customer acceptance. Once title and risk of loss have transferred and, where applicable, customer acceptance is complete, we have no further performance obligations.

For the Mechanical Solutions segment, revenue for gas turbine auxiliary equipment contracts exceeding 175,000 in local currency units from our Braden business unit is recognized under the percentage‑of‑completion method based on efforts expended input measures. Revenue from de minimis auxiliary equipment and part sales are recognized on the completed contract method as equipment is delivered and title is transferred.

For the Electrical Solutions segment, revenue is recognized on the completed contract method, typically when the unit is shipped, due to the lack of ability to estimate contract completion.

Within our Services segment, we enter into a variety of contract structures including cost plus reimbursements, time and material contracts and fixed‑price contracts. The determination of the contract structure is based on the scope of work, complexity and project length, and customer preference of contract terms. Cost-plus and time and material contracts represent the majority of the contracts in our Services segment. For these contract types, we recognize revenue when services are performed based on an agreed‑upon price for the completed services or based upon the hours incurred and agreed‑upon hourly rates. Some of our contracts include provisions that adjust contract revenue for safety, schedule or other performance measures. On cost reimbursable contracts, revenue is recognized as costs are incurred and includes applicable mark‑up earned through the date services are provided. Revenue on fixed-price contracts is recognized under the percentage‑of‑completion method based on cost‑to‑cost input measures.

The percentage‑of‑completion method generally results in the recognition of reasonably consistent profit margins over the life of a contract because management has the ability to produce reasonably dependable estimates of contract billings and contract costs. We use the level of profit margin that is most likely to occur on a contract. If the most likely profit margin cannot be precisely determined, the lowest probable level of profit in the range of estimates is used until the results can be estimated more precisely. Our estimate of the total contract costs to be incurred at any particular time has a significant impact on the revenue recognized for the respective period. Changes in job performance, job conditions, estimated profitability, final contract settlements and resolution of claims may result in revisions to contract revenue and cost, and the effects of such revisions are recognized in the period that the revisions are determined. Under percentage‑of‑completion accounting, management must also make key judgments in areas such as the percentage‑of‑completion, estimates of project revenue, costs and margin, estimates of total and remaining project hours and any liquidated damages assessments. Any deviations from estimates could have a significant positive or negative impact on our results of operations.

Estimated losses on uncompleted contracts, regardless of whether we account for the contract under the completed contract or percentage-of-completion method, are recognized in the earliest open period in which they first become known.

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

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash and Cash Equivalents:  Cash and cash equivalents include cash on hand and on deposit with initial maturities of three months or less. As of December 31, 2016, $3.2 million of cash and cash equivalents was held outside the U.S.

Restricted Cash:  Restricted cash as of December 31, 2016 consisted of $8.1 million that served as collateral for letters of credit and company credit card obligations and $0.7 million held in escrow for certain indemnities as claims. As of December 31, 2015, $0.3 million of restricted cash was held as collateral for letters of credit.

Accounts Receivable:  Accounts receivables are reported net of allowance for doubtful accounts and discounts. The allowance is based on numerous factors including but not limited to (i) current market conditions, (ii) review of specific customer economics and (iii) other estimates based on the judgment of management. Account balances are charged off against the allowance after all reasonable means of collection have been pursued and the potential for recovery is considered remote. We do not generally charge interest on outstanding amounts.

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

Long‑Lived Assets:  Long‑lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long‑lived asset be tested for possible impairment, we first compare the undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long‑lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third‑party independent appraisals, as considered necessary. We group long‑lived assets by legal entity for purposes of recognition and measurement of an impairment loss as this is the lowest level for which cash flows are independent.

Goodwill and Indefinite-Lived Intangible Assets: Goodwill and indefinite-lived intangible assets are not amortized to expense, but rather are annually tested for impairment as of October 1 and more frequently if circumstances warrant. Our indefinite-lived intangible assets consist of various trade names used in our businesses.

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

Cost of Revenue:  Cost of revenue primarily includes charges for materials, direct labor and related benefits, freight (inbound and outbound), direct supplies and tools, purchasing and receiving costs, inspection costs and internal transfer costs. Cost of revenue for the Mechanical Solutions and Electrical Solutions segments also includes warehousing costs and utilities related to production facilities and, where appropriate, an allocation of overhead.

Warranty Costs:  We estimate costs based upon past warranty claims, sales history, the applicable contract terms and the remaining warranty periods. Warranty terms vary by contract but generally provide for a term of four years or less. We manage our exposure to warranty claims by having our field service and quality assurance personnel regularly monitor projects and maintain ongoing and regular communications with our customers.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Insurance.  We self‑insure a portion of our risk for health benefits and workers’ compensation. We maintain insurance coverage for other business risks including general liability insurance. We accrue for incurred but not reported claims by utilizing lag studies.

Shipping and Handling Costs:  We account for shipping and handling costs in accordance with Accounting Standards Codification (“ASC”) 605‑45—Principal Agent Considerations. Amounts billed to customers in sale transactions related to shipping and handling costs are recorded as revenue. Shipping and handling costs incurred are included in cost of revenue in the accompanying consolidated statements of operations.

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

Research and Development Expense: Research and development costs are charged to expense in the periods in which they are incurred. Research and development costs of $0.5 million, $0.3 million and $0.4 million for the years ended December 31, 2016, 2015 and 2014, respectively, are included in general and administrative expenses in the accompanying consolidated statements of operations.

Stock‑Based Compensation Expense:  We measure and recognize stock‑based compensation expense based on estimated fair values of the stock awards on the date of grant. Vesting of stock awards is based on certain service, performance and market conditions or service only conditions over a one to four year period. For all awards with graded vesting other than awards with performance‑based vesting conditions, we record compensation expense for the entire award on a straight‑line basis over the requisite service period, net of estimated forfeitures. For graded‑vesting awards with performance‑based vesting conditions, total compensation expense is recognized over the requisite service period for each separately vesting tranche of the award as if the award is, in substance, multiple awards once performance criteria are set. For market-based awards that cliff vest, total compensation expense is recorded on a straight-line basis over the requisite performance period. We recognize stock‑based compensation expense related to performance-based and market-based awards based upon our determination of the potential likelihood of achievement of the specified performance conditions at each reporting date, net of estimated forfeitures. Stock‑based compensation expense is included in operating expenses in the accompanying consolidated statements of operations.

We estimate expected forfeitures of stock‑based awards at the grant date and recognize compensation cost only for those awards expected to vest. We estimate our forfeiture rate based on several factors including historical forfeiture activity, expected future employee turnover, and other qualitative factors. We ultimately adjust this forfeiture assumption to actual forfeitures.

Foreign Currency:  The functional currency of each of our foreign subsidiaries is the applicable local currency. Assets and liabilities of the foreign subsidiary are translated to U.S. dollars using the exchange rate in effect at the balance sheet date, and results of operations are translated using an average rate during the period. Translation adjustments are accumulated and reported as a component of accumulated other comprehensive loss.

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

Under ASC 740 Income Taxes (“ASC 740”), the FASB requires companies to assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available positive and negative evidence, using a “more likely than not” standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company’s current or previous operating history are given more weight than its future outlook,

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

although we do consider future taxable income projections, ongoing tax planning strategies and the limitation on the use of carryforward losses in determining valuation allowance needs. We establish valuation allowances for our deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Derivative Financial Instruments:  See Note 8 for discussion of the Company’s policies related to derivative financial instruments.

Adoption of New Accounting Pronouncements:

In December 2016, we adopted Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires an entity's management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). When conditions or events raise substantial doubts about an entity's ability to continue as a going concern, management shall disclose: (i) the principal conditions or events that raise substantial doubt about the entity's ability to continue as a going concern; (ii) management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations; and (iii) management's plans that are intended to mitigate the conditions or events and whether or not those plans alleviate the substantial doubt about the entity's ability to continue as a going concern. ASU 2014-15 was adopted on a prospective basis and did not have an impact on our financial position, results of operations or cash flows.

In the first quarter of 2016, we adopted ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments.” This ASU requires an acquirer in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Additionally, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, must be calculated as if the accounting had been completed at the acquisition date. The adoption of ASU 2015-16 was adopted on a prospective basis and did not have an impact on our financial position, results of operations or cash flows.

In the first quarter of 2016, we adopted ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements.” This ASU clarifies the presentation and measurement of debt issuance costs incurred in connection with line of credit arrangements. This guidance allows an entity to defer and present debt issuance costs related to a line of credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement. The adoption of ASU 2015 15 was adopted on a prospective basis and did not have an impact on our financial position, results of operations or cash flows.

In the first quarter of 2016, we adopted ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This ASU changes the presentation of debt issuance costs on the balance sheet by requiring an entity to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 was adopted on a prospective basis and did not have an impact on our financial position, results of operations or cash flows.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the first quarter of 2016, we adopted ASU 2015-01 “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” Under this ASU, an entity will no longer be allowed to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is unusual in nature and occurs infrequently. ASU 2015-01 was adopted on a prospective basis did not have an impact on our financial position, results of operations or cash flows.

In the first quarter of 2016, we adopted ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period.” This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. The adoption of ASU 2014-12 did not have an impact on the company’s financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements:

In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting.” This ASU is intended to clarify when an entity is required to apply modification accounting when there have been changes to the terms or conditions of a share-based payment award. ASU 2017-09 is effective for annual and interim periods beginning after December 15, 2017 and should be applied prospectively to an award modified on or after the adoption date. We do not expect the adoption of ASU 2017-09 to have a material impact on our financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.” ASU 2017-04 removes the second step of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for interim and annual reporting periods beginning after December 15, 2019 and will be applied prospectively. We do not expect the adoption of ASU 2017-04 to have a material impact on our financial position, results of operations or cash flows.

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business,” which changes the definition of a business to assist entities with evaluating when a set of transferred assets and activities is a business. ASU 2017-01 requires an entity to evaluate if substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. ASU 2017-01 is effective for interim and annual reporting periods beginning after December 15, 2017 and should be applied on a prospective basis. We do not expect the adoption of ASU 2017-01 to have a material impact on our financial position, results of operations or cash flows.

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” ASU 2016-18 requires an entity to include in its cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. ASU 2016-18 is effective for interim and annual reporting periods beginning after December 15, 2017. We do not expect the adoption of ASU 2016-18 to have a material impact on our financial position or results of operations. We are currently evaluating the impact adoption will have on our statement of cash flows.

In October 2016, the FASB issued ASU 2016-16 “Intra-Entity Transfers of Assets Other than Inventory.” ASU 2016-16 requires an entity to recognize the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for interim and annual reporting periods beginning after December 15, 2017 and should be applied on a modified retrospective basis. We do not expect the adoption of ASU 2016-16 to have a material impact on our financial position, results of operations or cash flows.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 amends the guidance in ASC 230, which often requires judgment to determine the appropriate classification of cash flows as operating, investing or financing activities, and has resulted in diversity in practice in how certain cash receipts and cash payments are classified. ASU 2016-15 is effective for interim and annual reporting periods beginning after December 15, 2017 and should be applied on a retrospective basis. We do not expect the adoption of ASU 2016-15 to have a material impact on our cash flows.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU is intended to simplify various aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016 and early adoption is permitted. If early adopted, an entity must adopt all of the amendments during the same period. We are currently evaluating the potential impact of the adoption of ASU 2016-09 on our financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases.” The main difference between the current requirement under GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases) while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018 and early adoption is permitted. ASU 2016-02 must be adopted using a modified retrospective transition, and provides for certain practical expedients. We are currently assessing the potential impact of the adoption of ASU 2016-02 on our financial position, results of operations and cash flows.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” The new guidance requires an entity to measure inventory, other than that measured using last-in- first out or the retail inventory method, at the lower of cost or net realizable value, which is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 is effective beginning with the Company’s fiscal year 2017 and should be applied prospectively, with earlier application permitted. We have no plans for early adoption. We do not expect the adoption of ASU No. 2015-11 to have a material impact on our financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which provides new guidance for revenue recognized from contracts with customers, and will replace the existing revenue recognition guidance. ASU No. 2014-09 requires that revenue is recognized at an amount the company is entitled to upon transferring control of goods or services to customers, as opposed to when risks and rewards transfer to a customer. In July 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which deferred the effective date of ASU No. 2014-09 by one year, making it effective for the interim reporting periods within the annual reporting period beginning after December 15, 2017, or January 1, 2018. This standard may be applied retrospectively to all prior periods presented, or retrospectively with a cumulative adjustment to retained earnings in the year of adoption. We anticipate adopting the standard using the modified retrospective method. We have begun initial discussions on significant differences and scoping; however, we have not determined the impact the adoption will have on our consolidated financial statements and related disclosures.

The FASB has issued several additional ASUs to provide implementation guidance on ASU No. 2015-14, including ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” issued in March 2016 and ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” issued in April 2016. We will consider this guidance in evaluating the impact of ASU 2014-09.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—ACQUISITION

In February 2015, we acquired all the assets of Siemens’ eHouse manufacturing operations, a manufacturer and integrator of engineered packaged control house solutions for a variety of industries, including energy, oil and gas, and electrical. This acquisition allowed us to expand our products and service offerings internationally and in the U.S. A summary of the acquisition is as follows:

		Net Assets		Primary Form of
Business Acquired (in thousands)	Date of Closing	Acquired	Segment	Consideration
Siemens Energy Packaged Power Solutions	February 27, 2015	$7,629	Electrical Solutions	Cash

This acquired business has been included in our results of operations since the date of closing. Due to the timing of this acquisition and related operating results, our 2016 and 2015 operating results are not entirely comparable. The fair values of the acquired assets were determined based on valuation techniques using cost and sales comparison approaches.

The fair value of the net assets acquired exceeded the purchase consideration by $3.2 million, resulting in a bargain purchase gain at acquisition, which is included in bargain purchase gain in our consolidated statement of operations for the year ended December 31, 2015. We reassessed the recognition and measurement of identifiable assets and liabilities acquired and concluded that all acquired assets and liabilities were recognized and that the valuation procedures and resulting estimates of fair values were appropriate. The bargain purchase was primarily the result of divesture by Siemens of eHouse manufacturing operations outside their core business.

A summary of the purchase consideration and allocation of the purchase consideration is as follows:

(in thousands)	Total
Current assets	$3,085
Property, plant and equipment	9,347
Identifiable intangible assets	320
Total assets acquired	12,752
Long-term deferred tax liability	(1,955)
Net assets acquired	10,797
Bargain purchase gain	(3,168)
Fair value of net assets acquired	$7,629

Acquired identifiable intangible assets of $0.3 million consisted of customer projects currently in backlog. We are amortizing this acquired intangible asset over two years. Amortization expense related to the intangible assets was $0.2 million and $0.1 million for the year ended December 31, 2016 and 2015, respectively.

We have not disclosed the pro-forma impact of the Siemens eHouse manufacturing operations acquisition, as such impact was not material to our consolidated financial position or results of operations.

We incurred $0.4 million of transaction, due diligence and integration costs related to the acquisition of the Siemens’ eHouse manufacturing operations that are reflected in general and administrative expenses in our consolidated statements of operations for the year ended December 31, 2015.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—ASSETS HELD FOR SALE AND DISPOSITION

Assets Held for Sale

In June 2016, we engaged a financial advisor to assist with the sale of our wholly owned subsidiary, Hetsco, Inc. (“Hetsco”) in order to pay down debt. Hetsco was part of our Services segment. In connection with our decision to sell Hetsco, we adjusted the net assets to estimated fair value less estimated selling expenses which resulted in a write-down of $8.3 million. The assets and liabilities of Hetsco have been reclassified to “assets held for sale” and “liabilities related to assets held for sale,” respectively, in the accompanying consolidated balance sheet. The significant assets and liabilities of Hetsco as of December 31, 2016 were as follows:

(In thousands)	December 31, 2016
Accounts receivable	$4,739
Other assets	642
Property and equipment	1,230
Goodwill and other intangible assets	16,221
Assets held for sale	$22,832

Accounts payable	$355
Accrued liabilities	796
Liabilities related to assets held for sale	$1,151

A summary of Hetsco’s income (loss) before income taxes for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Income (loss) before income taxes	$(7,713)	$(5,374)	$814

On January 13, 2017 we sold the stock of Hetsco for $23.2 million in cash, inclusive of working capital adjustments. See “Note 20–Subsequent Events.”

Disposition of TOG

On July 29, 2016, we sold the stock of our wholly owned subsidiary TOG Holdings, Inc. (“TOG”) for $6.0 million in cash which, after deductions of (i) an escrow withholding of $0.8 million and (ii) selling expenses of $0.4 million, resulted in net proceeds of $4.8 million. We sold TOG as part of our liquidity efforts. We used the net proceeds to reduce indebtedness. The funds held in escrow will be used to satisfy any properly supported indemnification claims, and any funds remaining in escrow 18 months after the closing will be released to us subject to any pending indemnification claims. In addition, as a result of the sale, we no longer have liability associated with TOG’s leased property. In connection with our sale of TOG, we recorded a loss of $0.5 million which is included in general and administrative expense in the accompanying consolidated statements of operations. TOG was part of our Mechanical Solutions segment. A summary of TOG’s income (loss) before income taxes for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Income (loss) before income taxes	$(176)	$(4,732)	$370

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—PROPERTY, PLANT AND EQUIPMENT

Our property, plant and equipment balances, by significant asset category, are as follows:

	Estimated	December 31,
($ in thousands)	Useful Lives	2016	2015
Land	—	$418	$3,122
Buildings and improvements	5 - 39 years	6,805	20,135
Machinery and equipment	3 - 12 years	15,986	21,371
Furniture and fixtures	2 - 10 years	14,469	14,136
Construction-in-progress	—	756	3,521
		38,434	62,285
Less accumulated depreciation		(25,838)	(28,463)
Property, plant and equipment, net		$12,596	$33,822

Construction‑in‑progress primarily included building improvements and machinery and equipment as of December 31, 2016 and December 31, 2015. Depreciation expense was $5.0 million, $5.3 million and $4.3 million during the years ended December 31, 2016, 2015 and 2014, respectively. During 2015, we recognized impairment charges of $0.6 million related to an impairment of a building in our Mechanical Solutions segment. No impairment charges were recognized for the year ended December 31, 2016.

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

The following table details the changes in the carrying amount of goodwill by reportable segment:

	Mechanical	Electrical
	Solutions	Solutions	Services
(in thousands)	Segment	Segment	Segment	Total
Balance as of January 1, 2015	$26,016	$13,501	$48,396	$87,913
Impairment	(23,284)	(13,501)	(809)	(37,594)
Balance as of December 31, 2015	2,732	—	47,587	50,319
Sale of business	(1,676)	—	—	(1,676)
Goodwill reclassified to assets held for sale	—	—	(12,187)	(12,187)
Balance as of December 31, 2016	$1,056	$—	$35,400	$36,456

The following other intangible assets are included in other noncurrent assets on the Company’s balance sheets:

		December 31, 2016			December 31, 2015
	Weighed	Gross			Gross
	Average	Carrying	Accumulated		Carrying	Accumulated
($ in thousands)	life	Amount	Amortization	Net	Amount	Amortization	Net
Customer relationships	8.5 years	$19,600	$(9,610)	$9,990	$38,500	$(14,963)	$23,537
Non-compete agreements	5 years	1,716	(1,405)	311	3,016	(1,755)	1,261
Backlog	1.1 years	320	(320)	—	320	(145)	175
Trade names	Indefinite	14,500	—	14,500	19,030	—	19,030
Total		$36,136	$(11,335)	$24,801	$60,866	$(16,863)	$44,003

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization expense during 2016, 2015 and 2014 was $4.4 million, $5.8 million and $5.6 million, respectively. The estimated future aggregate amortization expense of other intangible assets as of December 31, 2016 is as follows:

December 31,	(in thousands)
2017	$2,593
2018	2,411
2019	2,346
2020	1,998
2021	953
Thereafter	—
Total	$10,301

We test goodwill and trade names for impairment on an annual basis, as of October 1, and when events or changes in circumstances indicate the fair value of a reporting unit with goodwill has been reduced below the carrying value of the net assets of the reporting unit in accordance with ASC 350–Intangibles–Goodwill and Other.

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

As of December 31, 2016 our indefinite-lived intangible assets consisted of our Williams Industrial Services Group, Koontz-Wagner Custom Control and IBI Power trade names. We determine the fair value of our trade names using the relief from royalty method. Under that method, the fair value of each trade name is determined by calculating the present value of the after tax cost savings associated with owning the assets and therefore not having to pay royalties for its use for the remainder of its estimated useful life. As a result of our annual indefinite-lived intangible asset impairment analysis as of October 1, 2016, we determined the fair value of our trade names exceeded their book values; therefore, no impairment charge was recorded for the year ended December 31, 2016.

As a result of our annual goodwill impairment analysis as of October 1, 2016, we determined that the fair value of our Mechanical Solutions and Services reporting units each exceeded their respective book values, and accordingly, no impairment charge was necessary for the year ended December 31, 2016.

During the second quarter of 2015, our stock price declined, which we believe was due to the announcement of the inability to rely upon our previously reported financial statements. At the time, we believed this to be a temporary decline in our market capitalization that would rebound upon the issuance of restated financial statements. During the third quarter of 2015, we lost a significant customer in our Services segment and the forecast for our Mechanical Solutions segment began to deteriorate. Our restatement efforts continued during the third quarter of 2015, and our stock price further declined. As a result, we performed a goodwill impairment analysis using the required two-step process as of September 30, 2015. Given that our annual impairment testing date is October 1, we did not perform the quantitative impairment analysis at October 1, as we did not believe that there would be a material change from the September 30 analysis.

The results of our step one analysis indicated that the carrying value of all reporting units except William Industrial Services, LLC. exceeded their fair values. Accordingly, we performed the second step of the analysis and concluded that the associated goodwill and trade names were impaired. Impairment of $47.2 million was recorded for the year ended December 31, 2015 and consisted of $37.6 million of goodwill impairment and $9.6 million of impairment of trade names. We had no impairment losses on our goodwill or intangible assets prior to 2015.

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

NOTE 8—FINANCIAL INSTRUMENTS

ASC 820–Fair Value Measurement, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a three tier fair value hierarchy, which categorizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs.

Our financial instruments as of December 31, 2016 and 2015 consisted primarily of cash and cash equivalents, restricted cash, receivables, payables and debt instruments. The carrying values of these financial instruments approximate their respective fair values, as they are either short term in nature or carry interest rates that are periodically adjusted to market rates. As discussed below, we held seven foreign currency forward exchange contracts at December 31, 2016. We measured fair value and recorded the associated change in value using available market rates for forward contracts of the same duration to mark the contracts to market. These foreign currency forward exchange contracts matured in 2017.

Derivative Financial Instruments

We selectively use financial instruments in the management of our foreign currency exchange exposures. These financial instruments are considered derivatives under ASC 815–Derivatives and Hedging, and are analyzed at the individual contract level to determine whether or not a contract qualifies for hedge accounting.

As of December 31, 2016, the Company had total gross notional amount of $10.0 million of foreign currency contract commitments related to the Euro denominated engineering and Construction obligations. The foreign currency contracts are of varying duration, none of which extend beyond April 2017. As of December 31, 2015, the Company had no foreign currency contract commitments.

The Company designates only those contracts which closely match the underlying transactions as hedge for accounting purposes. These hedges resulted in substantially no ineffectiveness in the Company’s consolidated statements of operations and there were no components excluded from the assessment of hedge effectiveness for the year ended December 31, 2016. All of the instruments were highly liquid and were not entered into for trading purposes.

Derivative instruments are presented on a gross basis on the Company’s consolidated balance sheet. The assets and liabilities in the table below reflect the gross amount of derivative instruments at December 31, 2016.

The fair value of the Company’s derivatives designated as hedging instruments on the consolidated balance sheet was as follows:

As of December 31,	2016
($ in thousands)	Balance Sheet Location	Fair Value
Foreign exchange contracts	Other current assets	$748

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company had no assets or liabilities designated as hedge instruments as of December 31, 2015. As of December 31, 2016 and 2015, the Company had no derivative assets or liabilities not designated as hedging instruments.

		Year Ended December 31,
(in thousands)	Location	2016	2015	2014
Foreign exchange contracts designated as hedging instruments	Other (income) expense, net	$(11)	$(117)	$375
Foreign exchange contracts not designated as hedging instruments	Other (income) expense, net	$—	$511	$962

The gains and losses recognized in earnings on hedging instruments for the fair value hedges offset the amount of gains and losses recognized in earnings on the hedged item in the same location in the consolidated statements of operations.

Fair Value of Financial Instruments

ASC 820–Fair Value Measurement defines fair value as the exit price, which is the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date. ASC 820 also establishes a three-tier fair value hierarchy, which categorizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in the active markets for identical assets and liabilities and the lowest priority to unobservable inputs.

The following table shows our liabilities measured at fair value on our consolidated balance sheet as of December 31, 2014, and the related fair value input categories:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Total Fair Value Liabilities at December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange contracts	$748	$—	$748	$—
Total	$748	$—	$748	$—

NOTE 9—INCOME TAXES

Income (loss) before income taxes was as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Domestic	$(46,902)	$(85,905)	$(11,690)
Foreign	4,991	230	6,117
(Loss) income from continuing operations	(41,911)	(85,675)	(5,573)
Income from discontinued operations	—	—	6
(Loss) income before income tax	$(41,911)	$(85,675)	$(5,567)

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the income tax expense (benefit) by jurisdiction:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Current:
Federal	$—	$—	$—
State	33	54	(391)
Foreign	1,153	1,670	2,377
Total current	1,186	1,724	1,986
Deferred:
Federal	904	(6,808)	37,567
State	110	(636)	2,681
Foreign	(498)	(1,226)	(566)
Total deferred	516	(8,670)	39,682
Income tax expense (benefit)	$1,702	$(6,946)	$41,668

Income tax expense (benefit) is allocated between continuing operations and discontinued operations as follows:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Continuing operations	$1,702	$(6,946)	$41,661
Discontinued operations	—	—	7
Income tax expense (benefit)	1,702	(6,946)	41,668

Effective Tax Rate Reconciliation

The amount of the income tax provision for continuing operations during the years ended December 31, 2016, 2015 and 2014 differs from the statutory federal income tax rate of 35% as follows:

	Year Ended December 31,
	2016		2015		2014
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Tax expense (benefit) computed at the maximum U.S. statutory rate	$(14,669)	35.0%	$(29,986)	35.0%	$(1,951)	35.0%
Difference resulting from state income taxes, net of federal income tax benefits	(1,623)	3.9%	(2,987)	3.5%	(759)	13.6%
Foreign tax rate differences	(463)	1.1%	162	(0.2)%	(599)	10.7%
Non-deductible business disposition costs	515	(1.2)%	—	—	—	—
Non-deductible expenses, other	282	(0.7)%	(605)	0.7%	567	(10.2)%
Goodwill impairment	—	—	1,882	(2.2)%	—	—
Deemed foreign dividends	1,097	(2.6)%	1,725	(2.0)%	—	—
Change in net operating loss carryforward	2	—	75	(0.1)%	(655)	11.8%
Change in valuation allowance	17,415	(41.6)%	21,898	(25.6)%	44,900	(805.7)%
Change in accrual for uncertain tax positions	(651)	1.6%	(106)	0.1%	361	(6.5)%
Change in foreign tax credits	(568)	1.4%	(754)	0.9%	257	(4.6)%
Change in unremitted foreign earnings	326	(0.8)%	2,299	(2.7)%	—	0.0%
Other, net	39	(0.2)%	(549)	0.7%	(460)	8.3%
Total tax expense (benefit)	$1,702	(4.1)%	$(6,946)	8.1%	$41,661	(747.6)%

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Taxes

The significant components of deferred income tax assets and liabilities consist of the following:

	December 31,
(in thousands)	2016	2015
Assets:
Cost in excess of identifiable net assets of business acquired	$6,313	$5,416
Reserves and other accruals	7,953	6,945
Tax credit carryforwards	11,926	12,079
Accrued compensation and benefits	3,796	4,297
State net operating loss carryforwards	6,147	5,087
Federal net operating loss carryforwards	51,448	40,705
Gain/loss on assets held for sale	3,150	—
Other	269	985
	91,002	75,514
Liabilities:
Undistributed foreign earnings	(2,624)	(2,299)
Indefinite life intangibles	(17,321)	(15,940)
Property and equipment	(43)	(2,611)
Net deferred tax assets	71,014	54,664
Valuation allowance for net deferred tax assets	(86,513)	(69,646)
Net deferred tax liability after valuation allowance	$(15,499)	$(14,982)

We have a net deferred tax liability of $15.5 million and $15.0 million as of December 31, 2016 and December 31, 2015, respectively. The net deferred tax liabilities for the years ended December 31, 2016 and 2015 predominantly related to indefinite-lived intangibles deferred tax liabilities that cannot be used to offset deferred tax assets subject to valuation allowances. Additional valuation allowances of $16.9 million and $21.9 million were recorded against the gross deferred tax asset balances as of December 31, 2016 and December 31, 2015, respectively.

As of December 31, 2016, we would need to generate $209.7 million of future U.S. pre-tax income to realize our deferred tax assets.

The income tax benefit of the Company’s excess tax benefit related to restricted stock awards amounts to $2.6 million as of December 31, 2016. The income tax benefit related to excess tax benefits will be credited to paid-in-capital upon the adoption of ASU 2016-09.

Net Operating Losses and Tax Credit Carryforwards

As of December 31, 2016, we have $157.9 million of federal net operating loss (“NOL”) carryforwards expiring between 2026 and 2036. We have state NOL carryforwards of $194.5 million expiring between 2017 and 2036. We have $2.7 million of foreign NOL carryforwards that will begin expiring in 2017. We have $9.6 million in foreign tax credit carryforwards expiring between 2017 and 2026.

Under the Internal Revenue Code, the amount of and the benefits from NOL and tax credit carryforwards may be limited or permanently impaired in certain circumstances.

Valuation Allowances

We review, at least annually, the components of our deferred tax assets. This review is to ascertain that, based upon all of the information available at the time of the preparation of the financial statements, it is more likely than not, that we expect to utilize these deferred tax assets in the future. If we determine that is more likely than not that these deferred tax assets will not be utilized, a valuation allowance is recorded, reducing the deferred tax asset to the amount expected to be

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

realized. Many factors are considered in the determination that the deferred tax assets are more likely than not will be realized, including recent cumulative earnings, expectations regarding future taxable income, length of carryforward periods, and other relevant quantitative and qualitative factors. The recoverability of the deferred tax assets is determined by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings, and tax planning strategies.

As of December 31, 2014, we placed a significant amount of weight on the negative evidence regarding the Company’s recent history of restated cumulative pre-tax losses from its U.S. and certain foreign business operations, i.e., the operations which must generate the future taxable income in order to realize the benefits from the deferred tax assets. The rationale for us placing a significant amount of weight on the Company’s recent history of cumulative restated pre-tax losses is that this represents both clearly objective and verifiable negative evidence of the Company’s ability to use its deferred tax assets. Additionally, the accounting standards indicate that a recent history of cumulative losses is a difficult burden to overcome. Because of the Company’s history of U.S. Federal, state, and certain foreign NOL, no significant cash tax refund carryback opportunities are available to the Company.

Therefore, as of December 31, 2014, with the restated pre-tax losses generated by the U.S. and certain foreign business operations, specifically, the pre-tax losses generated in 2014 and the preceding two years, we determined the weight of the objective and verifiable negative evidence clearly indicated in the fourth fiscal quarter that a valuation allowance against all of its U.S. and certain foreign deferred tax assets was necessary. As a result, additional valuation allowances of $44.9 million were recorded against the gross deferred tax asset balances as of December 31, 2014. No additional valuation allowances prior to the fourth quarter of 2014 were required to be placed on the Company’s deferred tax assets because restated pre-tax income (loss) generated in the current quarter and prior eleven quarters of each measurement period resulted in cumulative net income.

Our valuation allowances for deferred tax assets are $86.5 million and $69.6 million as of December 31, 2016 and December 31, 2015, respectively.

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

In the third quarter of 2015 our European operations loaned $5.0 million to our U.S. operations in order to provide additional working capital. Primarily due to this intercompany loan and the increase in our U.S. revolver and working capital needs, we concluded that the ability to access certain amounts of foreign earnings from our Netherlands-based operations would provide greater flexibility to meet domestic cash flow needs without constraining foreign objectives. Accordingly, in the third quarter of fiscal year 2015, we withdrew the permanent reinvestment assertion on $14.3 million of earnings generated by our Netherlands-based foreign subsidiaries through fiscal year 2015. We provided for U.S. income taxes on the $14.3 million of undistributed foreign earnings, resulting in the recognition of a deferred tax liability of $2.3 million.

As a result of the withdrawal of the permanent reinvestment assertion of our foreign earnings from our Netherlands-based operations in the third quarter of fiscal 2015, we provided for U.S. income taxes on an additional $2.0 million of earnings generated by our Netherlands-based operations in fiscal 2016, resulting in the recognition of an incremental deferred tax liability of $0.3 million in fiscal 2016.

As of December 31, 2016, the Company does not have any undistributed earnings in any of its other foreign subsidiaries because all of the earnings of its other foreign subsidiaries were taxed as deemed dividends.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
(in thousands)	2016	2015	2014
Unrecognized tax benefits at January 1	$4,515	$4,631	$4,673
Change in unrecognized tax benefits taken during a prior period	—	—	—
Change in unrecognized tax benefits during the current period	245	38	134
Decreases in unrecognized tax benefits from settlements with taxing authorities	—	—	—
Reductions to unrecognized tax benefits from lapse of statutes of limitations	(610)	(154)	(176)
Unrecognized tax benefits at December 31	$4,150	$4,515	$4,631

As of December 31, 2016 we provided for a liability of $4.2 million for unrecognized tax benefits related to various federal, foreign and state income tax matters, which was included in long-term deferred tax liabilities and other long-term liabilities, compared with a liability of $4.5 million for unrecognized tax benefits as of December 31, 2015. We have elected to classify interest and penalties related to uncertain income tax positions in income tax expense. As of December 31, 2016, we have accrued $2.0 million for potential payment of interest and penalties, compared with an accrual of $2.5 million as of December 31, 2015.

As of December 31, 2016, 2015 and 2014, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate are $0.5 million, $0.5 million and $0.7 million, respectively. In 2017, we anticipate we will release less than $0.4 million of accruals of uncertain tax positions as the statute of limitations related to these liabilities will lapse in 2017.

The Company files a consolidated U.S. federal income tax return. Currently, we are not under examination for income tax purposes by any taxing jurisdiction. A presentation of open tax years by jurisdiction is as follows:

Tax Jurisdiction	Examination in Progress	Open Tax Years for Examination
United States	None	2006 to Present
Mexico	None	2011 to Present
China	None	2008 to Present
The Netherlands	None	2013 to Present

NOTE 10—UNCOMPLETED CONTRACTS

We enter into contracts that allow for periodic billings over the contract term. At any point in time, each project under construction could have either costs and estimated earnings in excess of billings or billings in excess of costs and estimated earnings.

	December 31,
(in thousands)	2016	2015
Costs incurred on uncompleted contracts	$239,888	$462,886
Earnings recognized on uncompleted contracts	26,354	55,985
Total	266,242	518,871
Less—billings to date	(220,300)	(483,478)
Net	$45,942	$35,393
Costs and estimated earnings in excess of billings	$52,696	$45,491
Billings in excess of costs and estimated earnings	(6,754)	(10,098)
Net	$45,942	$35,393

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—DEBT

Revolving Credit Facility:  In February 2012, we entered into a $100.0 million Credit Facility (as amended or supplemented from time to time, the “Revolving Credit Facility”) with Wells Fargo Bank, National Association, as Administrative Agent, U.S. Bank National Association, as Syndication Agent and the various lending institutions party thereto. In December, 2013, the Revolving Credit Facility was increased from $100.0 million to $150.0 million. We have given a first priority lien on substantially all of our assets as security for our Revolving Credit Facility, which had a maturity date of May 15, 2017.

As of December 31, 2016 and 2015, we had $45.3 million and $70.0 million, respectively, of revolving credit loans outstanding under our Revolving Credit Facility and we were not in compliance with the financial and certain other covenants.

As a result of our non-compliance under the Revolving Credit Facility, on a number of occasions in 2016 and 2015, we entered into amendments and limited waivers with respect to the Revolving Credit Facility. These amendments and limited waivers were in effect as of December 31, 2016. Pursuant to the terms of such amendments and limited waivers, the Revolving Credit Facility provided total commitments available to us of $67.0 million and, only allowed for borrowings up to a maximum of $51.8 million, exclusive of outstanding standby letters of credit and included other restrictions. The facility had a reduced revolving letter of credit facility of up to $13.5 million and it no longer provided access to multi-currency funds.

The Revolving Credit Facility included affirmative and negative covenants, including customary limitations on securing additional debt and liens and restrictions on transactions and payments, as well as the following two financial covenants:

•

Our maximum consolidated leverage ratio could not exceed specified limits. For these purposes, our consolidated leverage ratio on any date was the ratio of our consolidated funded indebtedness to our consolidated EBITDA for the four most recent quarters. The agreement defined EBITDA as net income (loss) plus interest expense, net of interest income, income taxes, stock-based compensation, and depreciation and amortization.

•

Our consolidated interest coverage ratio must be maintained at or above specified minimum levels. For these purposes, our consolidated interest coverage ratio was the ratio of (a) our consolidated EBITDA for the four most recent quarters to (b) our consolidated cash interest expense (consisting of all Global Power interest) for that period.

The following were considered defaults under the Revolving Credit Facility:

•	failure to comply with any of these financial covenants;
•	failure to comply with certain other customary affirmative or negative covenants;
•	failure to make payments when due;
•	becoming subject to insolvency proceedings; or
•	experiencing a change of control.

For these purposes, a change of control would occur if any one person or group obtained control of more than 25% ownership of the Company, unless they were an investor on February 21, 2012, in which case the ownership percentage would have needed to be more than 40% for a change of control to occur, or if continuing directors cease to constitute at least a majority of the members of our Board of Directors.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based on the various waivers subsequent to December 31, 2016, we were subject to additional covenants, including the following:

•	Cash collateralizing extended letters of credit;
•	Providing weekly cash flow forecasts with certain restrictions on budgeted versus actual weekly cash disbursements; and
•	Meeting specified milestones related to the refinancing of our Revolving Credit Facility.

In the event of any such additional defaults, the participating banks had the right to restrict our ability to borrow additional funds under the Revolving Credit Facility, required that we immediately repay all outstanding loans with interest and required the cash collateralization of outstanding letter of credit obligations

As of December 31, 2016 and 2015, we required a waiver from our lenders for a breach of certain financial and non-financial covenants. Waivers were in effect until we refinanced our debt with Centre Lane in June 2017.

We were subject to interest rate changes on our LIBOR‑based borrowings under our Revolving Credit Facility.  During 2016, we borrowed $116.4 million on our Revolving Credit Facility, and we repaid $141.1 million. As of December 31, 2016, the outstanding principal balance of revolving credit loans on our Revolving Credit Facility was $45.3 million. As a result of the refinancing, the outstanding debt balance was classified as long-term debt on our consolidated balance sheet as of December 31, 2016. During 2015, we borrowed $58.0 million on our Revolving Credit Facility, and we repaid $33.0 million. As of December 31, 2015, the outstanding principal balance of revolving credit loans on our Revolving Credit Facility was $70.0 million, which was recorded as a long‑term liability on our consolidated balance sheets. The weighted‑average interest rate on those borrowings was 10.2% and 5.0% at December 31, 2016 and 2015, respectively.

As of December 31, 2016, there was a total of $9.9 million available, including $6.5 million of borrowing availability, under our Revolving Credit Facility. Our ability to access the maximum amount of availability was dependent upon certain conditions as defined in the Revolving Credit Facility. We pay an unused line fee of 0.75% pursuant to the terms of our Revolving Credit Facility.

Centre Lane Term Facility:  In June 2017, we entered into a 4.5-year senior secured term loan facility with an affiliate of Centre Lane Partners, LLC (“Centre Lane”) as Administrative Agent and Collateral Agent, and the other lenders from time to time party thereto (collectively, the “Lenders”). The Centre Lane Facility is governed by the terms of the Senior Security Credit Agreement, dated June 16, 2017 (the “Closing Date”), as amended by the Centre Lane First Amendment on August 17, 2017. While not a party to the Centre Lane Facility, entities associated with Wynnefield Capital, Inc., our largest equity investor, funded $6.0 million of the Centre Lane Facility. We used a portion of the proceeds under the Initial Centre Lane Facility to repay in full the outstanding balance under the Revolving Credit Facility. After payment of the Revolving Credit Facility and fees associated with both the Centre Lane Facility and the Centre Lane Amendment, net cash proceeds were $15.3 million.

The Initial Centre Lane Facility provides for an initial loan in an aggregate principal amount of up to $45.0 million, and the Centre Lane Amendment provides for a first-out loan of up to an additional aggregate principal amount of $10.0 million (the “First-Out Loan”). The Initial Centre Lane Facility has a maturity date of December 16, 2021. The First-Out Loan matures on September 30, 2018.

Borrowings under the Centre Lane Facility initially bear interest at LIBOR plus the sum of 9% per year, payable in cash, plus 10% payable in-kind (“PIK”) interest. Cash interest is payable monthly, and the PIK interest accrues to and increases the principal balance on a monthly basis. Starting on January 1, 2018, the PIK interest rate will increase to 15% per year unless we elect to make a prepayment on the principal of $25.0 million.

Our obligations under the Centre Lane Facility are guaranteed by all of our wholly owned domestic subsidiaries, subject to customary exceptions. Our obligations are secured by first priority security interests on substantially all of its assets

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and those of our wholly owned domestic subsidiaries. This includes 100% of the voting equity interests of our domestic subsidiaries and certain specified foreign subsidiaries and 65% of the voting equity interests of other directly owned foreign subsidiaries, subject to customary exceptions.

We may voluntarily prepay the term loans at any time or from time to time, in whole or in part, in a minimum amount of $1 million of the outstanding principal amount, plus any accrued but unpaid interest on the aggregate amount of the term loans being prepaid, plus a prepayment premium.

Subject to certain exceptions, we must prepay an aggregate principal amount equal to 100% of our Excess Cash Flow (as defined in the Centre Lane Facility), minus the sum of all voluntary prepayments, within five business days after the date that is 90 days following the end of each fiscal year. The Centre Lane Facility also requires mandatory prepayment of certain amounts in the event we or our subsidiaries receive proceeds from certain events and activities, including, among others, asset sales, casualty events, the issuance of indebtedness and equity interests not otherwise permitted under the Centre Lane Facility, and the receipt of tax refunds or extraordinary receipts in excess of $500,000, plus, in certain instances, the applicable prepayment premium.

The Initial Centre Lane Facility requires payment of an annual administration fee of $25,000 and an upfront fee equal to 7% of the aggregate commitments provided under the Centre Lane Facility, which bears interest at a rate of LIBOR plus 19% annual PIK interest. The upfront fee is payable upon the earlier of maturity or the occurrence of certain events, including significant debt prepayments or asset sales that may occur prior to maturity. In addition to those fees, the Centre Lane Amendment also requires us to pay an upfront fee equal to 7% of the First-Out Loan commitments, which bears interest at the same rate as the initial upfront fee, and an exit fee equal to 7% of the aggregate outstanding principal amount of the First-Out Loan commitments, which is payable upon the maturity date of the First-Out Loan.

The Centre Lane Facility contains customary representations and warranties, as well as customary affirmative and negative covenants. The Centre Lane Facility contains covenants that may, among other things, limit our ability to incur additional debt, incur liens, make investments or capital expenditures, declare or pay dividends, engage in mergers, acquisitions and dispositions, engage in new lines of business or certain transactions with affiliates and change accounting policies or fiscal year.

The Centre Lane Facility also requires us to regularly provide financial information to the Lenders, as well as maintain certain total leverage ratios, fixed charge coverage ratios and minimum levels of liquidity. Financial covenant requirements begin on September 30, 2018.

Events of default under the Centre Lane Facility include, but are not limited to, a breach of any of financial covenants or any representations or warranties, failure to timely pay any amounts due and owing, the commencement of any bankruptcy or other insolvency proceeding, judgments in excess of certain acceptable amounts, the occurrence of a change in control, certain events related to ERISA matters and impairment of security interests in collateral or invalidity of guarantees or security documents.

If an event of default occurs, the Lenders may, among other things, declare all borrowings to be immediately due and payable, together with accrued interest and fees, and exercise remedies under the collateral documents related to the Centre Lane Facility.

European Credit Facility:  On June 13, 2008, Braden-Europe B.V., Global Power Professional Services Netherlands B.V. and Global Power Netherlands B.V. (collectively, the “Borrower”) entered into a new EUR 14,000,000 Credit Facility (as continued, amended or supplemented from time to time, the “ABN AMRO Credit Facility”) with ABN AMRO Bank N.V. (“Original ABN AMRO”). In 2010, Original ABN AMRO transferred its claims, rights and obligations under the ABN AMRO Credit Facility to a new entity also known as ABN AMRO Bank N.V. (“New ABN AMRO”), as confirmed by the Amendment to Existing Credit Agreement (the “Credit Agreement Amendment”), dated July 25, 2011, among the Borrower and New ABN AMRO. The Credit Agreement Amendment incorporated the standard ABN AMRO General Credit Provisions.

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

The ABN AMRO Credit Facility imposes a number of covenant requirements on the Borrower. The Borrower’s tangible net worth must at all times represent at least 35% of Borrower’s adjusted balance sheet total. The adjusted balance sheet total is defined as total assets minus the sum of intangible assets, deferred tax assets, participating interests, receivables from shareholders and/or directors and shares held in the own company, as shown in the annual accounts, as well as any off-balance sheet guarantee exposure. The Borrower may not make profit distributions without the prior written consent of New ABN AMRO or if the Borrower's tangible net worth is less than 35% of the Borrower’s adjusted balance sheet total. The Borrower will have no current account with its mother or sister companies. The Borrower will inform New ABN AMRO in advance of any future guarantees. The Borrower's annual accounts shall be prepared in accordance with IASB standards. New ABN AMRO retains the right to revise the ABN AMRO Credit Facility and related security package if Global Power Professional Services Netherlands B.V. and Global Power Netherlands B.V. begin to conduct business outside the Netherlands. The Borrower is restricted from granting any second-ranking right of pledge to other parties.

As of December 31, 2016, no overdraft amounts were outstanding under this facility and we were in compliance with all covenants under the ABN AMRO Credit Facility.

Letters of Credit and Bonds:  In line with industry practice, we are often required to provide letters of credit, surety and performance bonds to customers. These letters of credit and bonds provide credit support and security for the customer if we fail to perform our obligations under the applicable contract with such customer.

The interest rate on letters of credit issued under the Revolving Credit Facility letter of credit sublimit was 8.5% per annum as of December 31, 2016. Should we need to borrow additional amounts against the Revolving Credit Facility, we would incur an interest rate of LIBOR or a specified base rate, plus in each case, an additional margin based on our consolidated leverage ratio. In connection with the refinancing of the Revolving Credit Facility, we are currently unable to obtain letters of credit.

As of December 31, 2016, our outstanding stand‑by letters of credit issued under the Revolving Credit Facility and the ABN AMRO facility were $11.8 million and $10.0 million, respectively. Currently, there are no amounts drawn upon these letters of credit. In addition, as of December 31, 2016, we had outstanding surety bonds on projects of $32.7 million.

Deferred Financing Costs:  Deferred financing costs are amortized over the terms of the related debt facilities using the effective yield method. Total interest expense associated with the amortization of deferred financing costs was $0.2 million, $0.3 million and $0.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016 and December 31, 2015, we had unamortized deferred financing fees on our Revolving Credit Facility of less than $0.1 million and $0.3 million, respectively.

NOTE 12—EARNINGS PER SHARE

As of December 31, 2016, our 17,485,941 shares outstanding included certain shares totaling 36,073 of contingently issued but unvested restricted stock. As of December 31, 2015, our 17,261,276 shares outstanding included 68,501 of contingently issued but unvested restricted stock. Restricted stock is excluded from our calculations of basic weighted average shares outstanding, but their dilutive impact is included in the calculations of diluted weighted average shares outstanding.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Basic earnings per common share are calculated by dividing net income by the weighted average common shares outstanding during the period. Diluted earnings per common share are based on the weighted average common shares outstanding during the period, adjusted for the potential dilutive effect of common shares that would be issued upon the vesting and release of restricted stock awards and units.

Basic and diluted (loss) per common share are calculated as follows:

	Year Ended December 31,
(in thousands, except per share data)	2016	2015	2014
Net loss (basic and diluted):
Loss from continuing operations	$(43,613)	$(78,729)	$(47,234)
Loss from discontinued operations	—	—	(1)
Net loss available to common shareholders	$(43,613)	$(78,729)	$(47,235)
Basic loss per common share:
Weighted Average Common Shares Outstanding	17,348,286	17,151,810	17,005,589
Basic loss per common share from continuing operations	$(2.51)	$(4.59)	$(2.78)
Basic loss per common share from discontinued operations	—	—	—
Basic loss per common share	$(2.51)	$(4.59)	$(2.78)
Diluted loss per common share:
Weighted Average Common Shares Outstanding	17,348,286	17,151,810	17,005,589
Effect of Dilutive Securities:
Unvested portion of restricted stock awards	—	—	—
Warrants to purchase common stock	—	—	—
Weighted Average Common Shares Outstanding Assuming Dilution	17,348,286	17,151,810	17,005,589
Diluted loss per common share from continuing operations	$(2.51)	$(4.59)	$(2.78)
Diluted loss per common share from discontinued operations	—	—	—
Diluted loss per common share	$(2.51)	$(4.59)	$(2.78)

The weighted-average number of shares outstanding used in the computation of basic and diluted earnings/loss per share does not include the effect of the following potential outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings/loss per share because the effect would have been anti-dilutive:

	Year Ended December 31,
	2016	2015	2014
Unvested service-based restricted stock awards	108,784	497,371	185,412
Unvested performance and market based restricted stock awards	931,253	189,429	271,717
Stock options	122,000	122,000	—

NOTE 13—STOCK‑BASED COMPENSATION

Description of the Plans

We have two equity incentive plans: the 2011 Equity Incentive Plan (the “2011 Plan”) and the 2015 Equity Incentive Plan (the “2015 Plan”). In May 2015, the 2011 Plan terminated upon receiving shareholder approval for the 2015 Plan. The remaining authorized but unissued shares from the 2011 Plan will be available to service the outstanding awards from the 2011 Plan. The 2015 Plan allows for the issuance of up to 1,000,000 shares of stock awards to our employees and directors in the form of a variety of instruments including, stock options, restricted stock, restricted share units, stock appreciation rights and other share-based awards. The 2015 Plan also allows for cash-based awards. Generally, all participants who voluntarily terminate their employment with the Company forfeit 100% of all unvested equity awards. Persons whom are terminated without cause, or in some cases leave for good reason, are entitled to proportionate vesting. Time-based proportionate vested shares are accelerated and distributed upon their termination date. Proportionate

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

performance-based and market-based restricted shares remain categorized as unvested pending final conclusion on the achievement of the related awards. As of December 31, 2016, we had 28,362 shares available for grant under the 2015 Plan.

Additionally, during 2016 and 2015, we granted 139,700 and 140,000 restricted stock units to certain executives outside of the 2015 Plan. The terms and conditions of these grants are similar in terms and conditions of those under the equity incentive plans described above. All amounts and units described below include these awards.

Total stock‑based compensation expense during the years ended December 31, 2016, 2015 and 2014 was $2.4 million, $3.7 million and $3.1 million, respectively, with no related excess tax benefit recognized. As of December 31, 2016, total unrecognized compensation expense related to all unvested restricted stock and unit awards for which terms and conditions are known totaled $3.2 million, which is expected to be recognized over a weighted average period of 1.27 years. The fair value of shares that vested during 2016, 2015 and 2014 based on the stock price at the applicable vesting date was $0.9 million, $2.6 million and $2.0 million, respectively. The weighted average grant date fair value of our restricted stock units was $2.78, $9.06 and $20.94 for the years ended December 31, 2016, 2015 and 2014, respectively.

Service-Based Restricted Stock and Unit Awards:  Our service-based restricted stock and unit awards are valued at the quoted market price of our common stock as of the date of grant and vest over a range of two to four years. In August 2016, the Board of Directors approved a modification to all performance-based and all market-based awards granted in 2014, to convert them to service-based awards and to extend their vesting date by nine months. Additionally, in December 2015, the Board of Directors approved a modification to all performance-based awards granted in 2015 to convert them to service-based awards, that vest in equal installments over a three year period. The performance-based awards granted in 2015 and 2014 and the market-based awards granted in 2014 had previously been determined to not be likely to vest. The modification of the 2014 awards resulted in a $0.3 million reduction in stock compensation expense for the year ended December 31, 2016. Given the short period of time between the grant date and the modification date, the modification of the 2015 awards had an immaterial impact on stock compensation expense for the year ended December 31, 2015.

A summary of the service-based restricted stock and unit activity for the year ended December 31, 2016 is as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value per Share
Unvested restricted stock at December 31, 2015	610,756	$9.33
Granted	105,000	1.68
Converted to service-based	56,999	4.18
Vested	(358,079)	7.79
Forfeited	(95,954)	8.59
Unvested restricted stock at December 31, 2016	318,722	$6.48

Performance-Based Restricted Stock and Unit Awards:  We grant restricted stock and unit awards that vest upon reaching certain performance targets, which have historically been Company operating income and other financial metrics. Such awards generally cliff vest at the end of a three-year period from the date of grant. Therefore, these cliff vesting awards will be considered unvested until the end of the three-year vesting period. If the minimum target set forth in the award agreement is not met, none of the shares will vest and any compensation expense previously recognized will be reversed. The actual number of shares that will ultimately vest is dependent upon achieving the performance condition or other conditions set forth in the award agreement. We recognize stock-based compensation expense related to performance awards based upon our determination of the likelihood of achieving the performance target or targets at each reporting date, net of estimated forfeitures. No performance-based restricted stock units were granted in 2016.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes performance-based restricted stock and unit award activity for the year ended December 31, 2016:

		Weighted-Average
		Grant Date
	Shares	Fair Value per Share
Unvested restricted stock at December 31, 2015	98,605	$17.75
Granted	—	—
Converted to service-based	(28,513)	4.18
Vested	—	—
Forfeited	(49,598)	18.86
Unvested restricted stock at December 31, 2016	20,494	$19.82

As of December 31, 2016, we did not expect any of the above 20,494 shares of unvested performance-based restricted stock unit awards to ultimately vest.

Market-Based Restricted Stock Unit Awards:  We granted 926,200 market‑based restricted stock units during the year ended December 31, 2016. Subject to the awardee’s continued employment with the Company, 50% of these restricted stock unit awards shall vest on the later to occur of (i) March 30, 2017 or (ii) the achievement of the Company’s long-term share price performance goal (“LT Share Price Goal”), and the second 50% shall vest on the later to occur of (i) March 30, 2018 or (ii) the achievement of the Company’s LT Share Price Goal. The LT Share Price Goal shall be deemed met if the Company’s per share stock price equals or exceeds $5.50 for any consecutive 30 trading days during the 5-year period ended August 5, 2021. We reverse previously recognized compensation cost for market-based restricted stock unit awards only if the requisite service is not rendered. No such awards were granted in 2015.

The following table summarizes market-based restricted stock unit award activity for the year ended December 31, 2016:

		Weighted-Average
		Grant Date
	Shares	Fair Value per Share
Unvested restricted stock at December 31, 2015	90,824	$20.43
Granted	926,200	2.91
Vested	—	—
Converted to service-based	(28,486)	4.18
Forfeited	(65,779)	15.92
Unvested restricted stock at December 31, 2016	922,759	$3.34

We estimate the fair value of our market‑based restricted stock unit awards on the date of grant using a Monte Carlo simulation valuation model. This pricing model uses multiple simulations to evaluate the likelihood of achieving the market conditions set forth in the award agreements. Expense is only recorded for the number of market‑based restricted stock unit awards granted, net of estimated forfeitures. The assumptions used to estimate the fair value of market‑based restricted stock unit awards granted during 2016 were as follows:

Expected term (years)	1.5
Expected volatility	39.50%
Expected dividend yield	0.00%
Risk-free interest rate	1.13%
Weighted-average grant date fair value	$2.91

Liability-Classified Awards:  During 2016, we granted service-based restricted stock unit awards with an initial value of $1.7 million. These service-based awards have the potential to be settled in cash or other assets, if our shareholders do not approve additional shares under our 2015 Plan. Therefore, these restricted stock unit awards are being accounted for

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

using liability accounting. These restricted stock unit awards shall vest on March 30, 2018, subject to the awardee’s continued employment with the Company. At December 31, 2016, we recorded a liability of $0.3 million related to these awards and is included in the "Other long-term liabilities" line item on our December 31, 2016 Consolidated Balance Sheet. Compensation costs associated with these awards are predominantly recorded in the "General and administrative expenses" line item in our 2016 Consolidated Statement of Operations.

Stock Options:  During 2015, we granted a stock option to purchase 122,000 shares of our common stock to our CEO at an exercise price of $13.85 per share. The option provides for immediate vesting of 32,000 shares, with the remaining 90,000 vesting ratable over a ten month period beginning in June 2015 and has a five year term. This is the only stock option grant we have made to date.

The following table summarizes stock option activity for the year ended December 31, 2016:

		Weighted-Average	Weighted-Average
	Options	Exercise Price	Remaining Contract Term
Outstanding at December 31, 2015	122,000	$13.85
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2016	122,000	$13.85	3.625 years
Exercisable at December 31, 2016	122,000	$13.85	3.625 years

The weighted average fair value of the stock option on the date of the grant was $2.58. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. The exercise price of the options is based on the fair market value of the common shares on the date of grant. No options were granted during 2016 or 2014. The following assumptions were used for the options included in the table above:

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

Cash flows resulting from excess tax benefits are classified as part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for vested restricted stock and unit awards, and exercised options in excess of the deferred tax asset attributable to stock compensation costs for such equity awards. The Company realized no excess tax benefits for the years ended December 31 2016, 2015, and 2014 due to the use of NOL carryforwards.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—EMPLOYEE BENEFIT PLANS

Defined Contribution Plan:  We maintain a 401(k) plan covering substantially all of our U.S. employees. Expense for our 401(k) plan during the years ended December 31, 2016, 2015 and 2014 was $1.7 million, $2.0 million and $1.4 million, respectively.

Multiemployer Pension Plans:    During 2016, we contributed to approximately 60 multiemployer pension plans throughout the U.S. and historically, we have contributed to over 150 union sponsored multiemployer pension plans throughout the U.S. under the terms of collective‑bargaining agreements that cover our union‑represented employees. The risks of participating in these multiemployer pension plans are different from single‑ employer pension plans primarily in the following aspects:

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

Our participation in these multiemployer pension plans during the year ended December 31, 2016 is outlined in the following table. All information in the tables is as of December 31, of the relevant year, or 2016, unless otherwise stated. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three‑digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act zone status available during 2016 and 2015 is for the plans’ fiscal year‑end as of 2016 and 2015, respectively. The zone status is based on information that we received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are greater than 65 percent funded and less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The “Rehab Plan Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The last column lists the expiration date of the collective‑bargaining agreement to which the plans are subject.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Certain plans have been aggregated in the “All Others” line in the following table, as the contributions to each of these individual plans are not material.

										Expiration
		Pension								Date of
		Protection Act			Rehab Plan status	($ in thousands)				Collective
	EIN/Pension	Zone Status			Pending/	Contributions by Global Power			Surcharge	Bargaining
Pension Fund	Plan Number	2016	2015	2014	Implemented	2016	2015	2014	Imposed	Agreement	Notes
AFL-AGC Building Trades Pension Fund	63-6055108 001	Green	Green	Green		15	224	135		Varies through 07/31/20	2
Asbestos Workers Local No. 55 Pension Fund	63-0474674 001	0	Green	Endangered		1	125	96		Varies through 07/31/20	2
Boilermaker-Blacksmith National Pension Trust	48-6168020 001	Endangered	Endangered	Endangered	FIP 09/16/2010	1,113	2,729	3,227		Multiple Agreements	1, 5
Bricklayers and Allied Craftworkers Local #2 Albany, NY Pension Fund	14-6075802 001	Green	Green	Green		0	0	2		08/17/16 - Automatic Renewal	1
Carpenters Pension Trust Fund - Detroit & Vicinity	38-6242188 001	Critical	Critical	Critical	Rehab Plan 09/27/08	0	0	13			11
Central New York Laborers Pension Fund	15-6016579 001	Critical	Critical	Critical	Rehab Plan 11/05/10	0	0	224		08/17/16 - Automatic Renewal	1
Central New York Painters & Allied Trades Pension Fund	51-6079700 001	Critical	Critical	Critical	Rehab Plan 10/03/08	1	4	14		08/17/16 - Automatic Renewal	1
Central Pension Fund of the IUOE and Participating Employers	36-6052390 001	Green	Green	Green		143	253	378		Multiple Agreements	5
Central States, Southeast, and Southwest Pension Fund	36-6044243 001	Critical & Declining	Critical & Declining	Critical	Rehab Plan 03/25/08	107	252	248		Multiple Agreements	5
Chicago Painters & Decorators Pension Fund	51-6030238 001	Green	Green	Green		0	0	9		10/02/16 - Automatic Renewal	7
Empire State Carpenters Pension Plan	11-1991772 001	Green	Green	Green		0	8	158		08/17/16 - Automatic Renewal	1
Excavators Union Local 731 Pension Fund	13-1809825 001	Green	Green	Green		273	217	210		06/30/16	10
IBEW Local 1579 Pension Plan	58-1254974 001	Green	Green	Green		459	700	710		Varies through 07/31/20	2
IBEW Local 43 & Electrical Contractors Pension	16-6153389 001	Green	Endangered	Endangered	FIP 05/24/12	0	0	61		08/17/16 - Automatic Renewal	1
IBEW Local Union No. 1392 Pension Fund	35-6244875 001	Green	Green	Green		0	0	0			6
Insulators Local No. 96 Pension Plan	58-6110889 002	Endangered	Endangered	Endangered	FIP 01/01/11	24	170	258		Varies through 07/31/20	2
Iron Workers District Council of Tennessee Valley & Vicinity Pension Plan	62-6098036 001	0	Green	Green		234	261	93		11/30/16 - Automatic Renewal	3
Iron Workers Local No. 16 Pension Fund	52-6148924 001	Critical & Declining	Critical & Declining	Critical	Rehab Plan 03/2012	0	0	0		10/02/16 - Automatic Renewal	9

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

										Expiration
		Pension								Date of
		Protection Act			Rehab Plan status	($ in thousands)				Collective
	EIN/Pension	Zone Status			Pending/	Contributions by Global Power			Surcharge	Bargaining
Pension Fund	Plan Number	2016	2015	2014	Implemented	2016	2015	2014	Imposed	Agreement	Notes
IUPAT Industry Pension Plan	52-6073909 001	Endangered	Endangered	Endangered	FIP 04/02/09	1,374	1,550	1,438		Multiple Agreements	5
Laborers National Pension Fund	75-1280827 001	Green	Green	Green		466	1,025	1,292		Multiple Agreements	5
Local 73 Retirement Fund	15-6016577 001	Critical	Critical	Critical	Rehab Plan 10/12/10	0	5	276		08/17/16 - Automatic Renewal	1
National Asbestos Workers Pension Plan	52-6038497 001	Critical	Critical	Critical	Rehab Plan 09/30/10	1,548	2,065	1,438		Multiple Agreements	5
National Electrical Benefits Fund	53-0181657 001	Green	Green	Green		365	945	477		Multiple Agreements	5
New York State Teamsters Conference Pension & Retirement Fund	16-6063585 074	Critical & Declining	Critical	Critical	Rehab Plan 05/06/10	0	0	18		08/17/16 - Automatic Renewal	1
Northwest Sheet Metal Workers Pension Trust	91-6061344 001	Green	Green	Green		31	104	30		11/01/16 - Automatic Renewal	4
Plumbers & Pipefitters National Pension Fund	52-6152779 001	Endangered	Endangered	Endangered	FIP 04/2010	496	866	609		Multiple Agreements	5
Plumbers & Steamfitters Local No. 150 Pension Fund	58-6116699 001	Green	Green	Endangered		98	168	415		Varies through 07/31/20	2
Plumbers & Steamfitters Local Union No. 43 Pension Fund	62-6101288 001	Green	Green	Green		295	861	251		11/30/16 - Automatic Renewal	3
Sheet Metal Workers Local No. 177 Pension Fund	62-6093256 001	Green	Green	Green		51	91	69		11/30/16 - Automatic Renewal	3
Sheet Metal Workers' National Pension Fund	52-6112463 001	Endangered	Endangered	Endangered	FIP 03/01/14	232	540	423		Multiple Agreements	5
Southern Ironworkers Pension Plan	59-6227091 001	Green	Green	Green		71	211	244		Varies through 07/31/20	2
Tri-State Carpenters & Joiners Pension Trust Fund	62-0976048 001	Endangered	Endangered	Critical	Rehab Plan 2011	522	1,236	1,146		11/30/16 - Automatic Renewal	3
Pipe Trades Services of MN Pension Plan	41-6131800 001	Green	Green	Green		0	153	0		08/01/16 - Automatic Renewal	8
Upstate New York Engineers Benefit Funds	15-0614642 001	Critical	Critical	Critical	Rehab Plan 06/07/10	0	0	26		08/17/16 - Automatic Renewal	1
Washington State Plumbing & Pipefitting Industry Pension Plan	91-6029141 001	Green	Green	Green		47	251	33		11/01/16 - Automatic Renewal	4
Washington-Idaho Laborers-Employers Pension Trust	91-6123988 001	Green	Green	Green		47	204	41		11/01/16 - Automatic Renewal	4
Washington-Idaho-Montana Carpenters-Employers Retirement Fund	91-6123987 001	Endangered	Endangered	Endangered	FIP 03/05/12	85	524	99		11/01/16 - Automatic Renewal	4
Western States Insulators and Allied Workers Pension	51-0155190 001	Green	Green	Green		22	143	26		11/01/16 - Automatic Renewal	4

All Others						605	534	291
						8,725	16,419	14,478

(1)	We were listed in the multiemployer plan’s Form 5500 as providing more than 5% of total contributions for the plan year ended in 2015.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)

Defined Benefit Plans for Unions employed through the Southern Company Power House Maintenance Agreement. The Southern Company PHMA expires July 31, 2020. The individual Union CBA range from 1 to 3 years in duration.

(3)	Defined Benefit Plans for Unions employed through the TVA PMMA and Other Agreements. The TVA Labor Agreements are annual agreements that automatically renew each year.
(4)	Defined Benefit Plans for Unions employed through the GPPMA agreement for Columbia Generating Station. The GPPMA Agreements are annual agreements that automatically renew each year.
(5)	Regional and National Defined Benefit Funds for multiple unions employed under different labor agreements.
(6)	IBEW Local 1392 Pension is listed because Koontz-Wagner is responsible for more than 5.00% of the Funds payments. WPS / WSS do not employ members of Local 1392.
(7)	The reduction in Pension contributions for the Chicago Painters & Decorators Pension is a result of the loss of the Exelon Nuclear contract that included the Braidwood and Dresden Nuclear Plants.
(8)	Defined Benefit Plan for Union employed at Monticello Nuclear Plant through the Excel Contract.
(9)	Defined Benefit Plan for Union employed under GPPMA agreement at Peach Bottom Nuclear Plant.
(10)	Defined Benefit Plan for Union employed at Con Ed sites.
(11)	Defined Benefit Plan for Individual working outside of plan jurisdiction.
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

We believe that our responsibility for potential withdrawal liabilities associated with participating in multiemployer plans is limited because the building and construction trades exemption should apply to the substantial majority of our plan contributions. However, pursuant to the Pension Protection Act of 2006 and other applicable laws, we are also exposed to other potential liabilities associated with plans that are underfunded. As of December 31, 2016, we had been notified that certain pension plans were in critical funding status. Currently, certain plans are developing, or have developed, a rehabilitation plan that may call for a reduction in participant benefits or an increase in future employer contributions. Therefore, in the future, we could be responsible for potential surcharges, excise taxes and/or additional contributions related to these plans. Additionally, market conditions and the number of participating employers remaining in each plan may result in a reorganization, insolvency or mass withdrawal that could materially affect the funded status of multiemployer plans and our potential withdrawal liability, if applicable. We continue to actively monitor, assess and take steps to limit our potential exposure to any surcharges, excise taxes, additional contributions and/or withdrawal liabilities. However, we cannot, at this time, estimate the full amount, or even the range, of this potential exposure.

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

A putative shareholder class action, captioned Budde v. Global Power Equipment Group Inc., is pending in the U.S. District Court for the Northern District of Texas naming Global Power Equipment Group Inc. and certain former officers as defendants. This action and another action were filed in May and June of 2015, and in July of 2015 the court consolidated the two actions. On May 1, 2017, the lead plaintiff filed a second consolidated amended complaint that names the Company and three of our former officers as defendants. It alleges violations of the federal securities laws arising out of matters related to the Company’s restatement of certain financial periods and claims that the defendants made material misrepresentations and omissions of material fact in certain public disclosures during the putative class period in violation of Sections 10(b) and 20(a) of the Securities Exchange, and Rule 10b-5, as promulgated thereunder. The plaintiffs seek class certification on behalf of persons who acquired our stock between September 7, 2011 and May 6, 2015, monetary damages of “more than $200 million” on behalf of the putative class and an award of costs and expenses, including attorneys’ fees and experts’ fees. We intend to defend against this action. On June 26, 2017, the Company and the individual defendants filed a motion to dismiss the complaint. On August 23, 2017, the lead plaintiff filed its opposition to that motion. Defendants have until September 22, 2017 to file a reply in further support of their motion. Litigation is subject to many uncertainties and the outcome of this action is not predictable with assurance. At this time, we are unable to predict the possible loss or range of loss, if any, associated with the resolution of this litigation, or any potential effect such may have on the Company or its business or operations.

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

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A former operating unit of Global Power has been named as a defendant in a limited number of asbestos personal injury lawsuits. Neither we nor our predecessors ever mined, manufactured, produced or distributed asbestos fiber, the material that allegedly caused the injury underlying these actions. The bankruptcy court’s discharge order issued upon our emergence from bankruptcy in January 2008 extinguished the claims made by all plaintiffs who had filed asbestos claims against us before that time. We also believe the bankruptcy court’s discharge order should serve as a bar against any later claim filed against us, including any of our subsidiaries, based on alleged injury from asbestos at any time before emergence from bankruptcy. In any event, in all of the asbestos cases finalized post‑bankruptcy, we have been successful in having such cases dismissed without liability. Moreover, during 2012, we secured insurance coverage that will help to reimburse the defense costs and potential indemnity obligations of our former operating unit relating to these claims. We intend to vigorously defend all currently active actions, all without liability, and we do not anticipate that any of these actions will have a material adverse effect on our financial position, results of operations or liquidity. However, the outcomes of any legal action cannot be predicted and, therefore, there can be no assurance that this will be the case.

Contingency:  During 2014, we entered into an agreement with a partner in connection with a power plant equipment installation project. The agreement contains certain performance liquidated damage clauses in favor of the customer. While we believe our performance in the project met our direct contractual obligations, we nonetheless have joint and several liability for other aspects of the overall project performance. Therefore, it is possible, though unlikely, that we will not incur any liability for performance related issues under the contract. We currently estimate that the most likely range of potential liability arising from the contractual provisions described above will be between $4.9 million to $31.3 million. The maximum liability under the terms of the agreement is $33.0 million less the $1.7 million in liquidated damages that we have already incurred. The minimum liability per the agreement is 20 percent of the total contract value less the $1.7 million in liquidated damages that we have already incurred. Because we do not believe any amount in that $4.9 million to $31.3 million range is a better estimate than any other amount, we have accrued the minimum amount in the range as of December 31, 2016.

Warranty:  A reconciliation of the changes to our warranty reserve is as follows:

	Year Ended December 31,
(in thousands)	2016	2015
Balance at the beginning of the period	$8,050	$6,487
Provision for the period	2,445	8,972
Settlements made (in cash or in kind) for the period	(4,689)	(7,409)
Balance at the end of the period	$5,806	$8,050

Leases:  We lease equipment and facilities, which are non-cancellable and expire at various dates. Total rental expense for all operating leases during the years ended December 31, 2016, 2015 and 2014 was $7.7 million, $9.5 million and $7.7 million, respectively.

Future minimum annual lease payments under these non-cancellable operating leases as of December 31, 2016 are as follows:

(in thousands)	December 31,
2017	$4,297
2018	3,864
2019	3,626
2020	3,092
2021	2,798
Thereafter	9,116
Total	$26,793

None of the leases include contingent rental provisions.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our annual lease expense differs from our future minimum rental payments as a result of month to month equipment leases to support our operations.

Sale-Leasebacks:  On December 22, 2016, we sold three of our manufacturing facilities in Franklin, Indiana, Auburn, Massachusetts and Houston, Texas for $14.8 million and immediately leased the facilities back (the “sale-leaseback”) for a term of ten years. We recognized a loss of $2.0 million on the sale-leaseback of two of the manufacturing facilities, which was included in general and administrative expenses on our consolidated statement of operations for the year ended December 31, 2016. The sale-leaseback on the third manufacturing facility resulted in a gain of $2.2 million, of which, $2.0 million was deferred and is being recognized over the lease term. Of the $2.0 million deferred gain, $0.2 million was included in other current liabilities and $1.8 million was included in other long-term liabilities on our December 31, 2016 consolidated balance sheet. The net proceeds of $12.2 million were used to pay down our debt. As a result of the sale-leasebacks, we expect rental expense to increase $1.3 million per year. We subsequently sold the Franklin, Indiana facility in the Hetsco sale. See Note 20 – Subsequent Events for further details.

Insurance:  Certain of our subsidiaries are self‑insured for health, general liability and workers’ compensation up to certain policy limits. Insurance expense was $8.8 million, $8.6 million and $10.0 million for the years ended December 31, 2016, 2015 and 2014, respectively, and includes insurance premiums related to the excess claim coverage and claims incurred for continuing operations. The reserves as of December 31, 2016 and 2015 consist of estimated amounts unpaid for reported and unreported claims incurred. The accrual for our self-insured health risk retention as of December 31, 2016 and 2015 was $0.9 million and $0.6 million, respectively. We have provided $2.6 million in letters of credit for each of the years ended December 31, 2016 and 2015, respectively, as security for possible workers’ compensation claims.

Executive Severance: At December 31, 2016, we had outstanding severance arrangements with officers and senior management. Our maximum commitment under all such arrangements, which would apply if the employees covered by these arrangements were each terminated without cause, was $3.3 million at December 31, 2016.

NOTE 16—MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

We have certain customers that represent more than 10 percent of our consolidated accounts receivable. The balance for these customers as a percentage of the consolidated accounts receivable is as follows:

	December 31,
Customer	2016	2015
Siemens Energy, Inc.	17%	20%
General Electric Company	28%	14%
Southern Nuclear Operating Company	*	11%

*Less than 10%

We have certain customers that represent more than 10 percent of consolidated revenue. The revenue for these customers as a percentage of the consolidated revenue is as follows:

	Year Ended December 31,
Customer	2016	2015	2014
Southern Nuclear Operating Company	*	15%	17%
Tennessee Valley Authority	16%	22%	16%
General Electric Company	16%	13%	13%
Siemens Energy, Inc.	11%	12%	12%
All others	57%	38%	42%
Total	100%	100%	100%

*Less than 10%

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Customers for the Mechanical Solutions segment include original equipment manufacturers (“OEMs”), engineering, procurement and construction contractors, operators of power generation facilities and firms engaged across several process-related industries. Customers for the Electrical Solutions segment include OEMs, engineering, procurement and construction contractors, owners and operators of oil and gas pipelines and digital data storage and electrical industries. General Electric Company and Siemens Energy, Inc. are major customers for both our Mechanical Solutions and Electrical Solutions segments. Customers for the Services segment are varied, but include some major utility companies within the U.S. Our major customers vary over time due to the relative size and duration of our projects and customer outages. The Services segment customers include Southern Nuclear Operating Company (“Southern Nuclear”) and Tennessee Valley Authority. In August 2015, Southern Nuclear informed us that they would not extend the term of our existing maintenance and modification contract with our Services segment. In 2016, we recognized $23.9 million in revenue from Southern Nuclear, down from $89.0 million in 2015.

NOTE 17—OTHER SUPPLEMENTAL INFORMATION

Other current liabilities consist of the following:

	December 31,
(in thousands)	2016	2015
Accrued workers compensation	$1,505	$1,911
Accrued taxes	2,013	1,486
Accrued fabricator and other job cost	16,114	11,230
Accrued liquidated damages	4,400	6,574
Contract loss provision	5,336	834
Accrued legal and professional fees	1,456	992
Accrued interest expense	1,045	576
Derivative liabilities	748	—
Other accrued expenses	1,298	5,002
Total	$33,915	$28,605

Other long‑term liabilities consist of the following:

	December 31,
(in thousands)	2016	2015
Uncertain tax liabilities	$4,047	$4,948
Deferred gain on sale-leaseback	1,795	—
Other	1,684	1,132
Total	$7,526	$6,080

Exit Costs:  In 2016, we made the decision to cease operations at our leased manufacturing facility in Chattanooga, Tennessee and vacate the facility. The work performed at this facility was transferred to other facilities. The Chattanooga facility was part of our Electrical Solutions segment. Presently, we are seeking to sublease the facility; however, we may choose to pay a termination fee and terminate the lease. We expect to complete our exit activities related to this facility by June 2023, when the lease expires. In 2016, we recorded exit costs to cost of revenue related to subleasing the facility and terminating certain personnel.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following shows exit costs included in other long-term liabilities on our consolidated balance sheet:

(in thousands)	Subleasing Facility	Employee & Other Costs
December 31, 2015	$—	$—
New charges	872	244
Cash payments	(202)	(244)
December 31, 2016	$670	$—

NOTE 18—SEGMENT INFORMATION

We follow ASC 280—Segment Reporting in determining our reportable segments. We concluded that, until January 2015, we operated in three reportable segments: Product Solutions, Nuclear Services and Energy Services.

In January 2015, we integrated our four operating segments into two reportable segments, structured around products and services, as part of our ongoing streamlining efforts. However, in re-evaluating our reportable segments as of the end of 2015, we determined that, while we continue to believe the projected long-term economic similarities between our Mechanical Solutions and Electrical Solutions operating units support aggregation into a single reportable segment, there has been disparity in the historical operating results to date between those two operating units. Therefore, we believe it is currently more meaningful to the reader to report segment information on those operating units separately and, therefore, concluded we have three reportable segments: Mechanical Solutions, Electrical Solutions and Services.

For all periods presented, we have excluded the results of operations of our discontinued operations. Management determined that operating income should be used as the best measure of segment performance.

The following table presents a reconciliation of revenue from segments to consolidated:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Mechanical Solutions - 3rd Party	$112,022	$122,593	$145,910
Mechanical Solutions- Intersegment	—	1,117	3,561
Mechanical Solutions - Total	112,022	123,710	149,471
Electrical Solutions - 3rd Party	75,559	93,057	77,280
Electrical Solutions- Intersegment	—	—	—
Electrical Solutions - Total	75,559	93,057	77,280
Services - 3rd Party	231,007	373,353	315,863
Services - Intersegment	—	—	1,545
Services - Total	231,007	373,353	317,408
Intersegment Revenue Eliminations	—	(1,117)	(5,106)
Consolidated	$418,588	$589,003	$539,053

The following table presents reconciliation of depreciation and amortization from segments to consolidated:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Mechanical Solutions	$2,313	$3,002	$2,829
Electrical Solutions	4,234	4,051	3,228
Services	1,925	3,158	3,148
Corporate	945	861	730
Consolidated	$9,417	$11,072	$9,935

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents a reconciliation of operating profit (loss) from segments to consolidated:

	Year Ended December 31,
(in thousands)	2016	2015	2014
Mechanical Solutions	$2,230	$(32,997)	$5,116
Electrical Solutions	(8,739)	(27,542)	(3,623)
Services	3	12,217	16,080
Corporate	(27,209)	(33,871)	(21,357)
Consolidated operating loss	(33,715)	(82,193)	(3,784)

Consolidated interest expense, net	8,398	4,484	1,820
Consolidated foreign currency gain	(217)	(1,014)	(65)
Consolidated other expense, net	15	12	34
Consolidated loss from continuing operations before income tax	$(41,911)	$(85,675)	$(5,573)

The following table presents a reconciliation of assets from segments to consolidated:

	December 31,
(in thousands)	2016	2015
Mechanical Solutions	$67,360	$89,545
Electrical Solutions	38,435	68,747
Services	111,792	122,640
Corporate	15,255	20,098
Total consolidated assets	$232,842	$301,030

(1)

While corporate headquarters assets are not allocated to our reportable segments, the related depreciation expense is included in our allocation of selling, general and administrative expenses to our reportable segments.

Total assets in the Services segment as of December 31, 2016 included accounts receivable related to subcontracts with Westinghouse at Plant Vogtle Units 3 and 4 and V.C. Summer Units 2 and 3. On March 29, 2017, Westinghouse filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, Southern District of New York.

We have filed mechanic’s liens in Georgia and South Carolina against the property of the owners of the projects for amounts due for pre-petition services rendered to Westinghouse.

On July 31, 2017, the V.C. Summer project was cancelled by the owner of the project and we are demobilizing from the site. We continue to provide services to the Plant Vogtle Units 3 and 4 project site at the request of the owner of the project. Based on agreements with the owners of both projects, we have been compensated by the owners for certain pre-petition services rendered to Westinghouse, and continue to be compensated for post-petition services. In addition to amounts due for post-petition services, total accounts receivable as of December 31, 2016 was $4.7 million. Based on our evaluation of available information, we expect the amounts outstanding for pre-petition services to be recoverable.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following presents the Mechanical Solutions segment revenue by geographical region based on our operating locations. Products are often shipped to other geographical areas but revenue is listed in the region in which the revenue is recognized:

	Year Ended December 31,
	2016		2015		2014
	Revenue	Product	Revenue	Product	Revenue	Product
(in thousands)	Recognized In	Shipped To	Recognized In	Shipped To	Recognized In	Shipped To
United States	$44,247	$37,749	$93,895	$47,482	$102,956	$59,425
Canada	—	93	—	3,362	—	3,239
Europe	65,454	3,026	27,789	3,716	39,624	12,683
Mexico	2,321	5,091	895	3,151	—	675
Asia	—	19,105	14	25,422	3,330	17,109
Middle East	—	39,619	—	32,510	—	35,333
South America	—	5,431	—	498	—	3,404
Other	—	1,908	—	6,452	—	14,042
Total	$112,022	$112,022	$122,593	$122,593	$145,910	$145,910

The following presents the Electrical Solutions segment revenue by geographical region based on our operating locations. Products are often shipped to other geographical areas but revenue is listed in the region in which the revenue is recognized:

	Year Ended December 31,
	2016		2015		2014
	Revenue	Product	Revenue	Product	Revenue	Product
(in thousands)	Recognized In	Shipped To	Recognized In	Shipped To	Recognized In	Shipped To
United States	$75,559	74,763	93,057	79,164	77,280	70,847
Canada	—	281	—	3,834	—	1,089
Europe	—	—	—	—	—	—
Mexico	—	492	—	3,550	—	1,000
Asia	—	10	—	1,776	—	156
Middle East	—	—	—	2,997	—	3,136
South America	—	13	—	1,483	—	256
Other	—	—	—	253	—	796
Total	$75,559	$75,559	$93,057	$93,057	$77,280	$77,280

The following presents the Services segment revenue by geographical region based on our operating locations. Services are sometimes performed in other geographical areas but revenue is listed in the region in which the revenue is recognized:

	Year Ended December 31,
	2016		2015		2014
	Revenue	Service	Revenue	Service	Revenue	Service
(in thousands)	Recognized In	Provided In	Recognized In	Provided In	Recognized In	Provided In
United States	$231,007	$222,890	$373,353	$371,365	$315,863	$313,967
Canada	—	—	—	400	—	339
Mexico	—	—	—	252	—	—
Asia	—	3,983	—	575	—	247
Middle East	—	—	—	39	—	186
South America	—	4,134	—	687	—	170
Other	—	—	—	35	—	954
Total	$231,007	$231,007	$373,353	$373,353	315,863	$315,863

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of the quarterly operating results during 2016 and 2015 follows:

(in thousands, except per share data)	First	Second	Third	Fourth	2016
Year Ended December 31, 2016	Quarter	Quarter	Quarter	Quarter	Total
Total revenue	$122,722	$106,787	$85,444	$103,635	$418,588
Gross profit	14,811	9,286	12,937	11,955	48,989
Loss from continuing operations	(9,785)	(20,112)	(6,730)	(6,986)	(43,613)
Loss per common share from continuing operations:
Basic	$(0.57)	$(1.16)	$(0.39)	$(0.40)	$(2.51)
Diluted	$(0.57)	$(1.16)	$(0.39)	$(0.40)	$(2.51)

(in thousands, except per share data)	First	Second	Third	Fourth	2015
Year Ended December 31, 2015	Quarter	Quarter	Quarter	Quarter	Total
Total revenue	$146,141	$174,276	$124,162	$144,424	$589,003
Gross profit	10,772	17,948	14,932	8,945	52,597
Loss from continuing operations	(5,034)	(3,898)	(51,805)	(17,992)	(78,729)
Loss per common share from continuing operations:
Basic	$(0.29)	$(0.23)	$(3.02)	$(1.05)	$(4.59)
Diluted	$(0.29)	$(0.23)	$(3.02)	$(1.05)	$(4.59)

A portion of our business, primarily in our Services segment, is seasonal, resulting in fluctuations in revenue and gross profit during our fiscal year. Generally, the second and fourth quarters are the peak periods for our Services segment as those are periods of low electricity demand during which our customers schedule planned outages. Our Mechanical Solutions and Electrical Solutions segments are less affected by seasons but rather are more impacted by the cyclicality of and fluctuations in the U.S. and international economies that we serve.

NOTE 20—SUBSEQUENT EVENTS

In June 2017, funds affiliated with Centre Lane purchased the outstanding debt from our then-existing lenders under our revolving credit agreement. In August 2017, the Company and Centre Lane entered into the first amendment to the credit agreement, which provided the Company with further funds in the form of a first-out term loan, which matures in September 2018. Centre Lane assumed the revolving credit agreement prior to the completion of a new, multi-year credit agreement entered into by the Company and Centre Lane, which replaced our revolving credit facility. See Note 11—Debt for further discussion.

On January 13, 2017, we sold the stock of Hetsco, Inc., a wholly owned subsidiary, for $23.2 million in cash, inclusive of working capital adjustments. After transaction costs and an escrow withholding of $1.5 million, the net proceeds of $20.2 million were used to reduce debt.

During 2017, we had five employees covered under our executive severance plan or employment agreements who ceased their employment with us. As such, we recognized approximately $1.9 million in severance, which is to be paid out over the terms of the agreements, ranging from six months to 18 months.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
(in thousands)	Period	Expenses	Accounts	Deductions	Period
2016
Allowance for doubtful accounts	$1,971	$530	$—	$(867)	$1,634
Accrued warranty reserves	8,050	2,445	—	(4,689)	5,806
Valuation allowance for deferred tax assets	69,646	17,415	—	(548)	86,513
Reserve for Inventory	1,798	1,177	—	(1,994)	981
2015
Allowance for doubtful accounts	$1,027	$4,285	$—	$(3,341)	$1,971
Accrued warranty reserves	6,487	8,972	—	(7,409)	8,050
Valuation allowance for deferred tax assets	47,748	21,898	—	—	69,646
Reserve for Inventory	1,186	266	—	346	1,798
2014
Allowance for doubtful accounts	$576	$603	$—	$(152)	$1,027
Accrued warranty reserves	3,794	4,427	—	(1,734)	6,487
Valuation allowance for deferred tax assets	2,848	44,900	—	—	47,748
Reserve for Inventory	1,118	214	—	(146)	1,186

The “deductions” column of allowance for doubtful accounts represents write‑offs of fully reserved accounts receivable net of recoveries.

The “deductions” column for accrued warranties represents settlements made during the period and the expiration of warranties on contracts sold in prior years that did not utilize the related reserve balance.

The “deductions” column for valuation allowance for deferred tax assets represents reversals of previously reserved amounts for 2006 foreign tax credits that are now deductible due to expiration of the statute of limitation.

The “deductions” column for reserve for inventory represents markdown of previously reserved amounts for obsolete inventories.