Form 10-Q
period 2017-03-31
GLOBAL POWER EQUIPMENT GROUP INC.
filed 2017-12-19
CIK 1136294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 14, 2017, there were 17,926,019 shares of common stock of Global Power Equipment Group Inc. outstanding.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

4

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(in thousands, except share data)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$6,544	$2,805
Restricted cash	11,588	8,765
Accounts receivable, net of allowance of $1,545 and $1,634, respectively	52,315	59,280
Inventories:
Raw material	4,313	4,210
Finished goods	629	699
Inventory reserve	(1,024)	(981)
Costs and estimated earnings in excess of billings	47,963	52,696
Assets held for sale	—	22,832
Other current assets	7,544	7,936
Total current assets	129,872	158,242

Property, plant and equipment, net	12,300	12,596
Goodwill	36,456	36,456
Intangible assets, net	24,129	24,801
Other long-term assets	754	747
Total assets	$203,511	$232,842

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$22,182	$19,076
Accrued compensation and benefits	16,320	10,640
Billings in excess of costs and estimated earnings	9,432	6,754
Accrued warranties	5,411	5,806
Liabilities related to assets held for sale	—	1,151
Other current liabilities	34,932	33,915
Total current liabilities	88,277	77,342
Long-term debt	25,873	45,341
Deferred tax liabilities	14,465	15,499
Other long-term liabilities	8,091	7,526
Total liabilities	136,706	145,708
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value, 170,000,000 shares authorized and 18,916,983 and 18,855,409 shares issued, respectively, and 17,565,465 and 17,485,941 shares outstanding, respectively	189	188
Paid-in capital	77,463	76,708
Accumulated other comprehensive loss	(8,924)	(9,513)
Retained earnings	(1,910)	19,764
Treasury stock, at par (1,351,518 and 1,369,468 common shares, respectively)	(13)	(13)
Total stockholders’ equity	66,805	87,134

Total liabilities and stockholders’ equity	$203,511	$232,842

See accompanying notes to condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2017	2016
Revenue
Services	$41,232	$68,729
Electrical Solutions	13,547	17,637
Mechanical Solutions	16,678	36,356
Total revenue	71,457	122,722
Cost of revenue
Services	47,187	59,125
Electrical Solutions	15,170	17,654
Mechanical Solutions	13,530	31,132
Total cost of revenue	75,887	107,911

Gross profit	(4,430)	14,811

Selling and marketing expenses	1,836	2,578
General and administrative expenses	12,943	15,972
(Gain) loss on sale of business and net assets held for sale	(239)	—
Depreciation and amortization expense(1)	1,274	2,216
Total operating expenses	15,814	20,766

Operating income (loss)	(20,244)	(5,955)

Interest expense, net	1,708	2,660
Foreign currency (gain) loss	156	308
Other (income) expense, net	(1)	(5)
Total other (income) expenses, net	1,863	2,963

Loss before income tax	(22,107)	(8,918)
Income tax expense (benefit)	(636)	867

Net loss	$(21,471)	$(9,785)

Basic loss per common share	$(1.23)	$(0.57)

Diluted loss per common share	$(1.23)	$(0.57)

(1)	Excludes depreciation and amortization expense for the three months ended March 31, 2017 and 2016 of $0.3 million and $0.6 million, respectively, included in cost of revenue.

See accompanying notes to condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2017	2016
Net loss	$(21,471)	$(9,785)
Foreign currency translation adjustment	589	1,104
Comprehensive loss	$(20,882)	$(8,681)

See accompanying notes to condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
	Common Shares			Other
	$0.01 Per Share		Paid-in	Comprehensive	Retained	Treasury Shares
(in thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Total
Balance, December 31, 2016	18,855,409	$188	$76,708	$(9,513)	$19,764	(1,369,468)	$(13)	$87,134
Issuance of restricted stock units	61,574	1	(1)	—	—	—	—	—
Tax withholding on restricted stock units	—	—	(185)	—	—	17,950	—	(185)
Share-based compensation	—	—	747	—	—	—	—	747
Dividends	—	—	—	—	(9)	—	—	(9)
Net loss	—	—	—	—	(21,471)	—	—	(21,471)
Adoption of ASU 2016-09 (Note 3)	—	—	194	—	(194)			—
Foreign currency translation	—	—	—	589	—	—	—	589
Balance, March 31, 2017	18,916,983	$189	$77,463	$(8,924)	$(1,910)	(1,351,518)	$(13)	$66,805

See accompanying notes to condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2017	2016
Operating activities:
Net loss	$(21,471)	$(9,785)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income tax expense (benefit)	(1,034)	247
Depreciation and amortization on plant, property and equipment and intangible assets	1,607	2,834
Amortization of deferred financing costs	35	59
Loss on disposals of property, plant and equipment	30	39
(Gain) loss on sale of business and net assets held for sale	(239)	—
Bad debt expense	(51)	23
Stock-based compensation	1,006	790
Payable-in-kind interest	78	—
Changes in operating assets and liabilities, net of business sold:
Accounts receivable	6,548	30,895
Increase in inventories	42	(1,139)
Costs and estimated earnings in excess of billings	5,634	(21,941)
Other current assets	4,432	(2,005)
Other assets	480	219
Accounts payable	3,008	(6,083)
Accrued and other liabilities	4,065	6,174
Accrued warranties	(404)	(160)
Billings in excess of costs and estimated earnings	2,596	305
Net cash provided by (used in) operating activities	6,362	472
Investing activities:
Proceeds from sale of business, net of restricted cash and transaction costs	20,206	—
Net transfers of restricted cash	(2,815)	(175)
Proceeds from sale of property, plant and equipment	14	44
Purchase of property, plant and equipment	(301)	(425)
Net cash provided by (used in) investing activities	17,104	(556)
Financing activities:
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(185)	(110)
Debt issuance costs	(57)	—
Dividends paid	(9)	—
Proceeds from long-term debt	83,100	—
Payments of long-term debt	(102,647)	(500)
Net cash provided by (used in) financing activities	(19,798)	(610)
Effect of exchange rate changes on cash	71	275
Net change in cash and cash equivalents	3,739	(419)
Cash and cash equivalents, beginning of year	2,805	22,239
Cash and cash equivalents, end of quarter	$6,544	$21,820

Supplemental Disclosures:
Cash paid for interest	$1,863	$1,697
Cash paid for income taxes, net of refunds	$86	$229

See accompanying notes to condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) on a basis consistent with that used in the Annual Report on Form 10-K for the year ended December 31, 2016 filed by Global Power Equipment Group Inc. and its wholly owned subsidiaries (“Global Power,” “we,” “us,” “our” or the “Company”) with the United States (the “U.S.”) Securities and Exchange Commission (“SEC”) on September 12, 2017 (the “2016 Form 10-K”) and include all normal recurring adjustments necessary to present fairly the unaudited condensed consolidated balance sheets and statements of operations, comprehensive loss, cash flows and stockholders’ equity for the periods indicated. All significant intercompany transactions have been eliminated. These notes should be read in conjunction with the audited consolidated financial statements included in the 2016 Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three month period are not necessarily indicative of the results to be expected for the full year.

The Company reports on a fiscal quarter basis utilizing a “modified” 4-4-5 calendar (modified in that the fiscal year always begins on January 1 and ends on December 31). However, the Company has continued to label its quarterly information using a calendar convention. The effects of this practice are modest and only exist when comparing interim period results. The reporting periods and corresponding fiscal interim periods are as follows:

Reporting Interim Period	Fiscal Interim Period
	2017	2016
Three Months Ended March 31	January 1, 2017 to April 2, 2017	January 1, 2016 to April 3, 2016
Three Months Ended June 30	April 3, 2017 to July 2, 2017	April 4, 2016 to July 3, 2016
Three Months Ended September 30	July 3, 2017 to October 1, 2017	July 4, 2016 to October 2, 2016

NOTE 2—LIQUIDITY

The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which assumes that it will be able to meet its obligations and continue its operations during the next year. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

For the three months ended March 31, 2017, the Company had a net loss of $21.5 million and positive cash flows from operations of $6.4 million. Historically, the Company has funded its operations through cash on hand, asset sales and draws against its $150.0 million revolving credit facility (as amended or supplemented from time to time, the “Revolving Credit Facility”), as necessary. As a result of the Company’s continued non-compliance with the financial and certain other covenants under the Revolving Credit Facility, in July 2016, the administrative agent exercised its rights and assumed control over certain of the Company’s accounts by implementing a cash dominion process that used receipts of collateral to directly pay down debt, while allowing the Company to continue to borrow, subject to certain restrictions. As a result of this action, the Company’s liquidity under the Revolving Credit Facility was severely constrained from that time until its termination in June 2017. Since June 2017, the Company’s liquidity has remained very constrained as a result of continued losses, inconsistent cash flows from operations and its inability to borrow additional amounts for short-term working capital needs or issue additional standby letters of credit.

During 2017, the following series of significant events occurred:

•	During the first four months of 2017, the Company repatriated $10.0 million in cash from its Netherlands subsidiary.
•

In June 2017, the Company refinanced the Revolving Credit Facility and entered into a $45.0 million, 4.5-year senior secured term loan facility (the “Initial Centre Lane Facility”) with an affiliate of Centre Lane Partners, LLC (“Centre Lane”).

•

In August 2017, the Company entered into an amendment to the Initial Centre Lane Facility (the “Centre Lane Amendment” and, together with the Initial Centre Lane Facility, the “Centre Lane Facility”) to provide for a $10.0 million first-out term loan (the “First-Out Loan”), which matures on September 30, 2018. The remaining balance on the Centre Lane Facility does not mature until 2021.

•	After repayment of the Revolving Credit Facility and fees associated with both the Initial Centre Lane Facility and the Centre Lane Amendment, the Company’s net cash proceeds were $15.3 million.
•

On October 11, 2017, the Company sold substantially all of the operating assets and liabilities of its Mechanical Solutions segment for $43.3 million in cash, resulting in net proceeds of $40.9 million. The net proceeds were used to pay down $34.0 million of the Company’s outstanding debt, including full repayment of the First-Out Loan. In addition, this payment removed the minimum liquidity requirements under the Centre Lane Facility and satisfied the criteria necessary to avoid a payable-in-kind (“PIK”) rate increase on January 1, 2018.

•

On October 31, 2017, the Company completed the sale of its manufacturing facility in Mexico and auctioned the remaining production equipment and other assets for net proceeds of $3.6 million. Net proceeds of $1.9 million from the sale of the facility and equipment were used to reduce outstanding debt under the Centre Lane Facility. The manufacturing facility was included in the Company’s Mechanical Solutions reporting segment.

•	The remaining proceeds of $8.6 million from the sale of Mechanical Solutions and the sale of the Mexican manufacturing facility and equipment were used to fund working capital requirements.

Management, in conjunction with the Board of Directors of the Company, continues to assess and implement steps in its liquidity plan, which currently consists of the following:

•	Focusing on shortening the collection cycle time on the Company’s accounts receivables and lengthening the payment cycle time on its accounts payables;
•	Reducing ongoing operating expenses wherever possible, including workforce reductions and curtailments at underutilized facilities;
•	Seeking an asset-based lending facility that will enable the Company to issue letters of credit, as well as supplement its working capital needs and potentially reduce outstanding term debt; and
•	Assessing strategic alternatives, including the potential complete divestiture of the Electrical Solutions segment in an effort to reduce our outstanding term debt.

NOTE 3—RECENT ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements implemented by the Company during the first quarter of 2017 or requiring implementation in future periods are discussed below.

In the first quarter of 2017, the Company adopted Accounting Standards Update (“ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU is intended to simplify various aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. As a result of the adoption of ASU 2016-09, excess tax benefits and tax deficiencies associated with option exercises and vested share awards are now recognized as income tax benefit or expense in the consolidated statement of operations instead of in additional paid-in capital. The previously unrecognized excess tax benefits as of December 31, 2016 were recorded as a decrease to deferred tax assets. However, given the valuation allowance placed on the Company’s deferred tax assets, the recognition of excess tax benefits and tax deficiencies upon adoption did not have an impact on the Company’s retained earnings. As a result of adopting the new standard utilizing the modified retrospective approach, the Company’s deferred tax assets increased $2.6 million, with a corresponding increase in its valuation allowance. Additionally, the excess tax benefits are now presented as an operating activity on the consolidated statement of cash flows, rather than as a financing activity. The adoption of the guidance affecting the cash flow presentation did not have an impact on the Company’s consolidated statements of cash flows. The Company also elected to account for forfeitures as they occur, rather than estimate expected forfeitures. The adoption of this new guidance resulted in a cumulative-effect adjustment of $0.2 million decrease to retained earnings as of January 1, 2017, related to the accounting for forfeitures using the modified retrospective method.

In the first quarter of 2017, the Company adopted ASU 2015-11, “Simplifying the Measurement of Inventory.” This ASU requires an entity to measure inventory, other than that measured using last-in-first-out or the retail inventory method, at the lower of cost or net realizable value, which is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. The adoption of ASU 2015-11 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities,” which is intended to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. ASU 2017-12 is effective for annual and interim periods beginning after December 15, 2018 and should be applied on a retrospective basis for cash flow and net investment hedges existing on the date of adoption. The amendments to the presentation and disclosure guidance should be applied on a prospective basis. The Company does not expect the adoption of ASU 2017-12 to have a material impact on its financial position, results of operations or cash flows.

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

In February 2016, the FASB issued ASU 2016-02, “Leases.” The primary difference between the current requirement under generally accepted accounting principles in the U.S. and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases), while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. ASU 2016-02 must be adopted using a modified retrospective transition, and provides for certain practical expedients. The Company has not determined the potential impact of the adoption of ASU 2016-02 on its financial position, results of operations and cash flows.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which provides new guidance for revenue recognized from contracts with customers and will replace the existing revenue recognition guidance. ASU 2014-09 requires that revenue is recognized at an amount the Company is entitled to upon transferring control of goods or services to customers, as opposed to when risks and rewards transfer to a customer. In July 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 by one year, making it effective for the interim reporting periods within the annual reporting period beginning after December 15, 2017. This standard may be applied on a retrospective basis to all prior periods presented or on a modified retrospective basis with a cumulative adjustment to retained earnings in the year of adoption. The Company anticipates adopting the standard using the modified retrospective method. The Company has begun initial discussions on significant differences and scoping; however, it has not determined the impact the adoption will have on its consolidated financial statements, related disclosures and internal controls.

The FASB has issued several additional ASUs to provide implementation guidance on ASU 2014-09, including ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” issued in March 2016 and ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” issued in April 2016. The Company will consider this guidance in evaluating the impact of ASU 2014-09.

NOTE 4—ASSETS HELD FOR SALE AND DISPOSITION

Assets Held for Sale

In June 2016, the Company engaged a financial advisor to assist with the sale of its wholly owned subsidiary, Hetsco, Inc. (“Hetsco”), in order to pay down debt. Hetsco was previously included in the Services segment. In connection with the Company’s decision to sell Hetsco, the net assets were adjusted to estimated fair value less estimated selling expenses which resulted in a write-down of $8.3 million in 2016. The assets and liabilities of Hetsco were reclassified to “assets held for sale” and “liabilities related to assets held for sale,” respectively, in the consolidated balance sheet for December 31, 2016. The significant assets and liabilities of Hetsco as of December 31, 2016 were as follows:

(in thousands)	December 31, 2016
Accounts receivable	$4,739
Other assets	642
Property and equipment	1,230
Goodwill and other intangible assets	16,221
Assets held for sale	$22,832

Accounts payable	$355
Accrued liabilities	796
Liabilities related to assets held for sale	$1,151

Disposition of Hetsco

On January 13, 2017, the Company sold the stock of Hetsco for $23.2 million in cash, inclusive of working capital adjustments. After transaction costs and an escrow withholding of $1.5 million, the net proceeds of $20.2 million were used to reduce debt. In the first quarter of 2017, the Company recorded a $0.2 million adjustment, which reduced the $8.3 million loss recorded in 2016. A summary of Hetsco’s income (loss) before income taxes for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
(in thousands)	2017	2016
Income (loss) before income taxes	$489	$(111)

NOTE 5—EARNINGS PER SHARE

As of March 31, 2017, the Company’s 17,565,465 shares outstanding included 19,362 shares of contingently issued but unvested restricted stock. As of March 31, 2016, the Company’s 17,381,070 shares outstanding included 48,561 shares of contingently issued but unvested restricted stock. Restricted stock is excluded from the calculation of basic weighted average shares outstanding, but its impact, if dilutive, is included in the calculation of diluted weighted average shares outstanding.

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

Basic and diluted loss per common share are calculated as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2017	2016
Net loss	$(21,471)	$(9,785)

Basic loss per common share:
Weighted average common shares outstanding	17,470,817	17,223,901

Basic loss per common share	$(1.23)	$(0.57)

Diluted loss per common share:
Weighted average common shares outstanding	17,470,817	17,223,901

Diluted effect:
Unvested portion of restricted stock units and awards	—	—
Weighted average diluted common shares outstanding	17,470,817	17,223,901

Diluted loss per common share	$(1.23)	$(0.57)

The weighted average number of shares outstanding used in the computation of basic and diluted earnings (loss) per share does not include the effect of the following potential outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

	Three Months Ended March 31,
	2017	2016
Unvested service-based restricted stock units and awards	32,913	304,856
Unvested performance- and market-based restricted stock units	889,128	39,764
Stock options	122,000	122,000

NOTE 6—INCOME TAXES

The overall effective income tax rate for continuing operations during the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended March 31,
	2017	2016
Effective income tax rate	2.9%	(9.7)%

The effective income tax rate differs from the statutory federal income tax rate of 35% primarily because of the full valuation allowances recorded on the Company’s U.S. and certain foreign deferred tax assets and the income tax rate differential between the Company’s foreign jurisdictions in which the Company has taxable presences and the U.S.

For the three months ended March 31, 2017, the Company recorded an income tax benefit of $0.6 million, or 2.9% of pretax income, compared to $0.9 million of income tax expense, or (9.7)% of pretax income, in the same period for 2016. The decrease in income tax provision from March 31, 2016 to March 31, 2017 was related to a reduction in net deferred tax liabilities mostly from a $2.2 million decrease in indefinite-lived intangibles deferred tax liabilities that cannot be used to offset deferred tax assets subject to valuation allowance as a result of the disposition of Hetsco in the first three months of 2017. The decrease was partially offset by a $0.8 million increase in foreign tax provision from March 31, 2016 to March 31, 2017.

As of March 31, 2017 and 2016, the Company would have needed to generate approximately $227.6 million and $176.4 million, respectively, of future financial taxable income to realize its deferred tax assets.

The Company withdrew the permanent reinvestment assertion of its foreign earnings from its Netherlands-based operations in the third quarter of fiscal 2015; therefore, the Company provided for U.S. income taxes on the earnings generated by its Netherlands-based operations, as well as recognition of a corresponding deferred tax liability. As of March 31, 2017, the Company does not have any undistributed earnings in any of its other foreign subsidiaries because all of their earnings were taxed as deemed dividends.

As of each of March 31, 2017 and December 31, 2016, the Company provided for a liability of $4.2 million for unrecognized tax benefits related to various federal, foreign and state income tax matters, which was included in long-term deferred tax assets and other long-term liabilities. If recognized, the entire amount of the liability would affect the effective tax rate. As of March 31, 2017, the Company accrued approximately $2.1 million in other long-term liabilities for potential payment of interest and penalties related to uncertain income tax positions.

NOTE 7—DEBT

Revolving Credit Facility: In February 2012, the Company entered into a $100.0 million Revolving Credit Facility with Wells Fargo Bank, National Association, as Administrative Agent, U.S. Bank National Association, as Syndication Agent, and the various lending institutions party thereto. In December 2013, the Revolving Credit Facility was increased from $100.0 million to $150.0 million. The Company gave a first priority lien on substantially all of its assets as security for the Revolving Credit Facility, which was in place until the Company refinanced its debt with Centre Lane in June 2017.

As of March 31, 2017 and December 31, 2016, the Company had $25.9 million and $45.3 million, respectively, of revolving credit loans outstanding under the Revolving Credit Facility, and it was not in compliance with the financial and certain other covenants. As a result of the Company’s non-compliance under the Revolving Credit Facility, on a number of occasions in 2016 and 2017, prior to refinancing the Revolving Credit Facility, the Company entered into amendments and limited waivers with its lenders, which were in effect until the Company refinanced the outstanding debt balance on the Revolving Credit Facility in June 2017.

Pursuant to the terms of such amendments and limited waivers, as of March 31, 2017, the Revolving Credit Facility provided total commitments available to the Company of $45.1 million and only allowed for borrowings up to a maximum of $31.6 million, exclusive of outstanding standby letters of credit, as well as other restrictions. As of March 31, 2017, the Revolving Credit Facility had a reduced revolving letter of credit facility of up to $13.5 million and no longer provided access to multi-currency funds. The Company paid an unused line fee of 0.75% pursuant to the terms of the Revolving Credit Facility.

The Company was subject to interest rate changes on its London Interbank Offered Rate (“LIBOR”) based borrowings under the Revolving Credit Facility. Should the Company need to borrow additional amounts against the Revolving Credit Facility, as of March 31, 2017, it would incur an interest rate of LIBOR or a specified base rate, plus in each case, an additional margin based on the Company’s consolidated leverage ratio. During the first quarter of 2017, the Company borrowed $83.1 million on the Revolving Credit Facility, and it repaid $102.6 million. The weighted average interest rate on those borrowings was 14.9% at March 31, 2017. As a result of the subsequent refinancing, the outstanding debt balance was classified as long-term debt on the Company’s condensed consolidated balance sheets as of both March 31, 2017 and December 31, 2016. During the first quarter of 2016, the Company had no incremental borrowings on the Revolving Credit Facility, and it repaid $0.5 million.

As of March 31, 2017, there was a total of $7.9 million available, including $5.8 million of borrowing availability, under the Company’s Revolving Credit Facility. The Company’s ability to access the maximum amount of availability was dependent upon certain conditions as defined in the Revolving Credit Facility.

Centre Lane Term Facility:  In June 2017, funds affiliated with Centre Lane purchased and assumed the outstanding debt from the Company’s then-existing lenders under the Revolving Credit Facility. The Company replaced the Revolving Credit Facility with a 4.5-year senior secured term loan facility with an affiliate of Centre Lane as Administrative Agent and Collateral Agent, and the other lenders from time to time party thereto (collectively, the “Lenders”). The Centre Lane Facility is governed by the terms of the Senior Security Credit Agreement, dated June 16, 2017, as amended by the Centre Lane Amendment on August 17, 2017. While not a party to the Centre Lane Facility, entities associated with Wynnefield Capital, Inc., the Company’s largest equity investor, funded $6.0 million of the Centre Lane Facility. After payment of the Revolving Credit Facility and fees associated with both the Initial Centre Lane Facility and the Centre Lane Amendment, net cash proceeds were $15.3 million.

The Initial Centre Lane Facility provides for an initial loan in an aggregate principal amount of $45.0 million, and the Centre Lane Amendment provides for the First-Out Loan, for an additional aggregate principal amount of $10.0 million. The Initial Centre Lane Facility has a maturity date of December 16, 2021. The First-Out Loan has a maturity date of September 30, 2018.

The Initial Centre Lane Facility requires payment of an annual administration fee of $25,000 and an upfront fee equal to 7% of the aggregate commitments provided under the Centre Lane Facility. The upfront fee bears interest at a rate of LIBOR plus 19% annual PIK interest. The upfront fee is payable upon the earlier of maturity or the occurrence of certain events, including significant debt prepayments or asset sales that may occur prior to maturity. In addition to those fees, the Centre Lane Amendment also requires the Company to pay an upfront fee equal to 7% of the First-Out Loan commitments, which bears interest at the same rate as the initial upfront fee, and an exit fee equal to 7% of the aggregate outstanding principal amount of the First-Out Loan commitments, which is payable upon the maturity date of the First-Out Loan.

Borrowings under the Centre Lane Facility initially bear interest at LIBOR plus the sum of 9% per year, payable in cash, plus 10% PIK interest. Cash interest is payable monthly, and the PIK interest accrues to and increases the principal balance on a monthly basis. Starting on January 1, 2018, the PIK interest rate will increase to 15% per year, unless the Company elects to make a prepayment on the principal of $25.0 million. The cash interest rate will remain unchanged.

On October 11, 2017, the Company sold substantially all of the operating assets and liabilities of its Mechanical Solutions segment and used a portion of the proceeds to pay down $34.0 million of the Company’s outstanding debt and related fees, including full repayment of the First-Out Loan. This payment satisfied the criteria necessary to avoid the PIK rate increase on January 1, 2018. Additionally, on October 31, 2017, the Company completed the sale of its manufacturing facility in Mexico and auctioned the remaining production equipment and other assets for net proceeds of $3.6 million, of which $1.9 million was used to reduce the principal amount of the Initial Centre Lane Facility. The remainder was used to fund working capital requirements.

The Company’s obligations under the Centre Lane Facility are guaranteed by all of its wholly owned domestic subsidiaries, subject to customary exceptions. The Company’s obligations are secured by first priority security interests on substantially all of its assets and those of its wholly owned domestic subsidiaries. This includes 100% of the voting equity interests of the Company’s domestic subsidiaries and certain specified foreign subsidiaries and 65% of the voting equity interests of other directly owned foreign subsidiaries, subject to customary exceptions.

The Company may voluntarily prepay the Centre Lane Facility at any time or from time to time, in whole or in part, in a minimum amount of $1.0 million of the outstanding principal amount, plus any accrued but unpaid interest on the aggregate amount of the term loans being prepaid, plus a prepayment premium, to be calculated as follows (the “Prepayment Premium”):

Prepayment Premium as a
Percentage of Aggregate
Period	Outstanding Principal Prepaid
June 16, 2017 to June 16, 2018	3%
June 17, 2018 to June 16, 2019	2%
June 17, 2019 to June 16, 2020	1%
After June 16, 2020	0%

Subject to certain exceptions, the Company must prepay an aggregate principal amount equal to 100% of its Excess Cash Flow (as defined in the Centre Lane Facility), minus the sum of all voluntary prepayments, within five business days after the date that is 90 days following the end of each fiscal year. The Centre Lane Facility also requires mandatory prepayment of certain amounts in the event the Company or its subsidiaries receive proceeds from certain events and activities, including, among others, asset sales, casualty events, the issuance of indebtedness and equity interests not otherwise permitted under the Centre Lane Facility and the receipt of tax refunds or extraordinary receipts in excess of $500,000, plus, in certain instances, the applicable Prepayment Premium, calculated as set forth above.

The Centre Lane Facility contains customary representations and warranties, as well as customary affirmative and negative covenants. The Centre Lane Facility contains covenants that may, among other things, limit the Company’s ability to incur additional debt, incur liens, make investments or capital expenditures, declare or pay dividends, engage in mergers, acquisitions and dispositions, engage in new lines of business or certain transactions with affiliates and change accounting policies or fiscal year.

The Centre Lane Facility also requires the Company to regularly provide financial information to the Lenders, as well as maintain certain total leverage ratios, fixed charge coverage ratios and minimum levels of liquidity, beginning, on September 30, 2018. The Company’s capital expenditures are limited.

Events of default under the Centre Lane Facility include, but are not limited to, a breach of any of the financial covenants or any representations or warranties, failure to timely pay any amounts due and owing, the commencement of any bankruptcy or other insolvency proceeding, judgments in excess of certain acceptable amounts, the occurrence of a change in control, certain events related to ERISA matters and impairment of security interests in collateral or invalidity of guarantees or security documents.

If an event of default occurs, the Lenders may, among other things, declare all borrowings to be immediately due and payable, together with accrued interest and fees, and exercise remedies under the collateral documents related to the Centre Lane Facility. Currently, the Company is in compliance with the covenants under the Centre Lane Facility.

European Credit Facility:  On June 13, 2008, Braden-Europe B.V., Global Power Professional Services Netherlands B.V. and Global Power Netherlands B.V. (collectively, “Global Power Netherlands”) entered into a EUR 14,000,000 Credit Facility (as continued, amended or supplemented from time to time, the “ABN AMRO Credit Facility”) with ABN AMRO Bank N.V. (“Original ABN AMRO”). In 2010, Original ABN AMRO transferred its claims, rights and obligations under the ABN AMRO Credit Facility to a new entity also known as ABN AMRO Bank N.V. (“New ABN AMRO”), as confirmed by the Amendment to Existing Credit Agreement (the “ABN AMRO Amendment”), dated July 25, 2011, among Global Power Netherlands and New ABN AMRO. The ABN AMRO Amendment incorporated the standard ABN AMRO General Credit Provisions. The ABN AMRO Credit Facility automatically renews each year on the same terms and conditions, so long as certain financial conditions are satisfied.

The ABN AMRO Credit Facility is a Euro-denominated facility with an overdraft facility of EUR 1,000,000 and a contingent liability facility of EUR 13,000,000, under which letters of credit may be issued. Global Power Netherlands’ interest rate was 2.0% per annum at March 31, 2017, and it pays a facility fee of 0.25% per quarter. Proceeds of borrowings under the ABN AMRO Credit Facility may be used for Global Power Netherlands’ business activities. Global Power Netherlands has, by a right of pledge, given a first priority lien on substantially all of its assets as security for the ABN AMRO Credit Facility. The three entities that comprise Global Power Netherlands are jointly and severally liable under the ABN AMRO Credit Facility.

The ABN AMRO Credit Facility imposes a number of covenant requirements on Global Power Netherlands. Global Power Netherlands’ tangible net worth must at all times represent at least 35% of Global Power Netherlands’ adjusted balance sheet total. The adjusted balance sheet total is defined as total assets minus the sum of intangible assets, deferred tax assets, participating interests, receivables from shareholders and/or directors and shares held in the company, as shown in the annual accounts, as well as any off-balance sheet guarantee exposure. Global Power Netherlands may not make profit distributions without the prior written consent of New ABN AMRO or if Global Power Netherlands’ tangible net worth is less than 35% of Global Power Netherlands’ adjusted balance sheet total. Global Power Netherlands will not have a current account with its mother or sister companies. Global Power Netherlands will inform New ABN AMRO in advance of any future guarantees. Global Power Netherlands’ annual accounts shall be prepared in accordance with International Accounting Standards Board standards. New ABN AMRO retains the right to revise the ABN AMRO Credit Facility and related security package if Global Power Professional Services Netherlands B.V. and Global Power Netherlands B.V. begin to conduct business outside the Netherlands. Global Power Netherlands is restricted from granting any second-ranking right of pledge to other parties.

As of March 31, 2017 and December 31, 2016, no overdraft amounts were outstanding under this facility, and Global Power Netherlands was in compliance with all covenants under the ABN AMRO Credit Facility.

In connection with the sale of substantially all of the operating assets and liabilities of the Company’s Mechanical Solutions segment on October 11, 2017, the ABN AMRO Credit Facility was assumed by the purchaser.

Letters of Credit and Bonds:  In line with industry practice, the Company is often required to provide letters of credit and surety and performance bonds to customers. These letters of credit and bonds provide credit support and security for the customer if the Company fails to perform its obligations under the applicable contract with such customer.

The interest rate on letters of credit issued under the Revolving Credit Facility letter of credit sublimit was 8.5% per annum as of March 31, 2017.

The Centre Lane Facility does not provide for letters of credit; therefore, the Company is currently unable to obtain new letters of credit.

As of March 31, 2017, the Company’s outstanding stand-by letters of credit issued under the Revolving Credit Facility and the ABN AMRO facility were $11.4 million and $10.9 million, respectively. As of March 31, 2017, there are no amounts drawn upon these letters of credit. In addition, as of March 31, 2017, the Company had outstanding surety bonds on projects of $35.0 million.

Deferred Financing Costs:  Deferred financing costs are amortized over the terms of the related debt facilities using the effective yield method. Total interest expense associated with the amortization of deferred financing costs was less than $0.1 million for each of the three months ended March 31, 2017 and 2016, respectively.

As of March 31, 2017, the Company had no unamortized deferred financing costs. As of December 31, 2016, the Company had unamortized deferred financing costs on the Revolving Credit Facility of less than $0.1 million, which were fully amortized in the first three months of 2017.

NOTE 8—FINANCIAL INSTRUMENTS

Derivative Financial Instruments: The Company selectively uses financial instruments in the management of its foreign currency exchange exposures. These financial instruments are considered derivatives under Accounting Standards Codification (“ASC”) 815–Derivatives and Hedging and are analyzed at the individual contract level to determine whether a contract qualifies for hedge accounting. As discussed below, the Company held three foreign currency forward exchange contracts at March 31, 2017 and seven at December 31, 2016. The Company measured fair value and recorded the associated change in value using available market rates for forward contracts of the same duration to mark the contracts to market.

As of March 31, 2017, the Company had total gross notional amounts of $5.0 million of foreign currency contract commitments related to Euro-denominated engineering and construction obligations. The foreign currency contracts are of varying duration, none of which extended beyond May 2017. As of December 31, 2016, the Company had a total gross notional amount of $10.0 million of foreign currency contract commitments, none of which extended beyond April 2017.

The Company designates only those contracts that closely match the underlying transactions as hedges for accounting purposes. These hedges resulted in substantially no ineffectiveness in the Company’s condensed consolidated statements of operations, and there were no components excluded from the assessment of hedge effectiveness for the three months ended March 31, 2017. All of the instruments were highly liquid and were not entered into for trading purposes.

Derivative instruments are presented on a gross basis on the Company’s condensed consolidated balance sheet. The assets and liabilities in the table below reflect the gross amount of derivative instruments at March 31, 2017 and December 31, 2016.

The fair value of the Company’s derivatives designated as hedging instruments on the condensed consolidated balance sheet was as follows:

	Asset Derivatives
(in thousands)	Balance Sheet Location	March 31, 2107	December 31, 2016
Foreign exchange contracts	Other current assets	$238		$748

As of March 31, 2017 and December 31, 2016, the Company did not have any derivative assets or liabilities not designated as hedging instruments.

The following table shows the impact of derivatives on the Company’s condensed consolidated statements of operations:

		Three Months Ended March 31,
(in thousands)	Location	2017	2016
Foreign exchange contracts designated as hedging instruments	Other (income) expense, net	$(53)	$(143)

The gains and losses recognized in earnings on hedging instruments for the fair value hedges offset the amount of gains and losses recognized in earnings on the hedged item in the same location in the condensed consolidated statements of operations.

Fair Value of Financial Instruments:  ASC 820–Fair Value Measurement defines fair value as the exit price, which is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a three-tier fair value hierarchy, which categorizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in the active markets for identical assets and liabilities and the lowest priority to unobservable inputs.

The Company’s financial instruments as of March 31, 2017 and December 31, 2016 consisted primarily of cash and cash equivalents, restricted cash, receivables, payables and debt instruments. The carrying values of these financial instruments approximate their respective fair values, as they are either short-term in nature or carry interest rates that are periodically adjusted to market rates.

The following table shows the Company’s financial instruments measured at fair value on its condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016, and the related fair value input categories:

		Fair Value Measurements at Reporting Date Using
(in thousands)	Total Fair Value Assets March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange contracts	$238	$—	$238	$—

		Fair Value Measurements at Reporting Date Using
(in thousands)	Total Fair Value Assets December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange contracts	$748	$—	$748	$—

.

NOTE 9—COMMITMENTS AND CONTINGENCIES

Litigation and Claims:  The Company is from time to time party to various lawsuits, claims and other proceedings that arise in the ordinary course of its business. With respect to all such lawsuits, claims and proceedings, the Company records a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company does not believe that the resolution of any currently pending lawsuits, claims and proceedings, either individually or in the aggregate, will have a material adverse effect on its financial position, results of operations or liquidity. However, the outcomes of any currently pending lawsuits, claims and proceedings cannot be predicted, and therefore, there can be no assurance that this will be the case.

A putative shareholder class action, captioned Budde v. Global Power Equipment Group Inc., is pending in the U.S. District Court for the Northern District of Texas naming the Company and certain former officers as defendants. This action and another action were filed in May and June of 2015, and in July of 2015 the court consolidated the two actions. On May 1, 2017, the lead plaintiff filed a second consolidated amended complaint that names the Company and three of its former officers as defendants. It alleges violations of the federal securities laws arising out of matters related to the Company’s restatement of certain financial periods and claims that the defendants made material misrepresentations and omissions of material fact in certain public disclosures during the putative class period in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5, as promulgated thereunder. The plaintiffs seek class certification on behalf of persons who acquired the Company’s stock between September 7, 2011 and May 6, 2015, monetary damages of “more than $200 million” on behalf of the putative class and an award of costs and expenses, including attorneys’ fees and experts’ fees. The Company intends to defend against this action. On June 26, 2017, the Company and the individual defendants filed a motion to dismiss the complaint. On August 23, 2017, the lead plaintiff filed its opposition to that motion. On September 22, 2017, defendants filed their reply brief in further support of their motion to dismiss. Oral argument has been requested; however, the court has not yet granted that request or set a date. Litigation is subject to many uncertainties, and the outcome of this action is not predictable with assurance. At this time, the Company is unable to predict the possible loss or range of loss, if any, associated with the resolution of this litigation, or any potential effect such may have on the Company or its business or operations.

The Division of Enforcement of the SEC is conducting a formal investigation into possible securities law violations by the Company relating to disclosures it made concerning certain financial information, including its cost of sales and revenue recognition, as well as related accounting issues. The Company is cooperating with the SEC in its investigation, including through the production of documents to, and the sharing of information with, the SEC Enforcement Staff. At this time, the Company cannot predict the outcome or the duration of the SEC investigation or any other legal proceedings or any enforcement actions or other remedies that may be imposed on it arising out of the SEC investigation.

A former operating unit of Global Power has been named as a defendant in a limited number of asbestos personal injury lawsuits. Neither the Company nor its predecessors ever mined, manufactured, produced or distributed asbestos fiber, the material that allegedly caused the injury underlying these actions. The bankruptcy court’s discharge order issued upon the Company’s emergence from bankruptcy in January 2008 extinguished the claims made by all plaintiffs who had filed asbestos claims against it before that time. The Company believes the bankruptcy court’s discharge order should serve as a bar against any later claim filed against it, including any of its subsidiaries, based on alleged injury from asbestos at any time before emergence from bankruptcy. In any event, in all of the asbestos cases finalized post-bankruptcy, the Company has been successful in having such cases dismissed without liability. Moreover, during 2012, the Company secured insurance coverage that will help to reimburse the defense costs and potential indemnity obligations of its former operating unit relating to these claims. The Company intends to vigorously defend all currently active actions, all without liability, and it does not anticipate that any of these actions will have a material adverse effect on its financial position, results of operations or liquidity. However, the outcomes of any legal action cannot be predicted and, therefore, there can be no assurance that this will be the case.

Contingencies:  During 2014, the Company entered into an agreement with a partner in connection with a power plant equipment installation project. The agreement contains certain performance liquidated damage clauses in favor of the customer. While the Company believes its performance in the project met its direct contractual obligations, it nonetheless has joint and several liability for other aspects of the overall project performance. Therefore, it is possible, though unlikely, that the Company will not incur any liability for performance related issues under the contract. The Company currently estimates that the most likely range of potential liability arising from the contractual provisions described above will be between $4.9 million to $31.3 million. The maximum liability under the terms of the agreement is $33.0 million less the $1.7 million in liquidated damages that the Company has already incurred. The minimum liability per the agreement is 20 percent of the total contract value less the $1.7 million in liquidated damages that the Company has already incurred. Because the Company does not believe any amount in that $4.9 million to $31.3 million range is a better estimate than any other amount, it had accrued the minimum amount in the range as of both March 31, 2017 and December 31, 2016.

In an effort to provide uninterrupted customer service, the Company has from time to time performed additional work under contracts without first obtaining the requisite customer approvals for change orders per the contract terms. In the event the customer subsequently disputes the change orders, they become claims under U.S. GAAP with strict criteria which must be met prior to recognizing revenue. Therefore, the Company defers recognizing revenue related to unsigned disputed change orders until the dispute is resolved. Since U.S. GAAP requires the Company to recognize the cost of performing the work covered by the change orders at the time of incurrence, to the extent the Company is able to resolve the disputes and recognize revenue in a future period, that revenue will have a 100% gross margin associated with it in that future period. As of March 31, 2017, the Company has deferred recognizing revenue on $22.9 million of unsigned, disputed change orders. The amount which the Company will ultimately be able to recognize in revenue is not reasonably estimable at this point in time and the amount recognized, if any, could be substantially less than the amount of the unsigned, disputed change orders.

Warranty:  Estimated costs related to product warranty are accrued using the specific identification method. Estimated costs related to service warranty are accrued as revenue is recognized and included in the cost of revenue. Estimated costs are based upon past warranty claims, sales history, the applicable contract terms and the remaining warranty periods. Warranty terms vary by contract but generally provide for a term of four years or less. The Company manages its exposure to warranty claims by having its field service and quality assurance personnel regularly monitor projects and maintain ongoing and regular communications with the customer. A reconciliation of the changes to the Company’s warranty reserve during the three month period ended March 31, 2017 is as follows:

March 31,
(in thousands)	2017
Balance at the beginning of the period	$5,806
Provision for the period	572
Settlements made (in cash or in kind) for the period	(608)
Other adjustments	(359)
Balance at the end of the period	$5,411

NOTE 10—STOCK-BASED COMPENSATION PLANS

During the first quarters of 2017 and 2016, no awards were granted under the Company’s stock-based compensation plans. The stock-based compensation expense for the three months ended March 31, 2017 and 2016 was $1.0 million and $0.8 million, respectively, and was included in general and administrative expenses on the Company’s condensed consolidated statement of operations.

NOTE 11—SEGMENT INFORMATION

The Company’s operating segments engage in business activities from which they may earn revenues and incur expenses and for which discrete information is available. Operating results for the operating segments are regularly reviewed by the Company’s chief operating decision maker to make decisions about resources to be allocated to the segments and to assess performance. Operating segments are aggregated for reporting purposes when the operating segments are identified as similar in accordance with the basic principles and aggregation criteria in the accounting standards. The Company’s reporting segments are based primarily on product lines. The reporting segments have different lines of management responsibility as each business requires different marketing strategies and management expertise.

As of March 31, 2017, the Company structured its business into the following three reporting segments: Services, Electrical Solutions and Mechanical Solutions. See “Item 1. Business” in the Company’s 2016 Form 10-K for more information about the reporting segments, including types of products and services from which each reporting segment derives its revenue. Corporate includes expenses related to the Company’s corporate headquarters and interest expense related to its long-term debt.

The Company uses operating income (loss) to compare and evaluate the financial performance of its reporting segments. The accounting policies for the Company’s reporting segments are the same as those described in “Note 3—Summary of Significant Accounting Policies” of the audited consolidated financial statements included in the Company’s 2016 Form 10-K.

The following tables present certain financial information by reportable segment:

	Three Months Ended March 31,
External Revenue (in thousands)	2017	2016
Services	$41,232	$68,729
Electrical Solutions	13,547	17,637
Mechanical Solutions	16,678	36,356
Total external revenue	$71,457	$122,722

For each of the three months ended March 31, 2017 and 2016, the Company had no inter-segment revenue.

	Three Months Ended March 31,
Depreciation and Amortization(1) (in thousands)	2017	2016
Services	$119	$805
Electrical Solutions	927	1,056
Mechanical Solutions	345	711
Corporate	216	262
Total depreciation and amortization	$1,607	$2,834

(1)	Depreciation and amortization for the three months ended March 31, 2017 and 2016 included in cost of revenue was $0.3 million and $0.6 million, respectively.

A reconciliation of total segment operating income (loss) to loss before income tax is as follows:

	Three Months Ended March 31,
Operating Income (Loss) (in thousands)	2017	2016
Services	$(9,206)	$3,551
Electrical Solutions	(4,024)	(2,716)
Mechanical Solutions	(235)	1,474
Corporate	(6,779)	(8,264)
Operating (loss) income	(20,244)	(5,955)

Interest expense, net	1,708	2,660
Foreign currency (gain) loss	156	308
Other (income) expense, net	(1)	(5)
Loss before income tax	$(22,107)	$(8,918)

A reconciliation of segment assets to total assets is as follows:

	March 31,	December 31,
Assets (in thousands)	2017	2016
Services	$88,506	$111,792
Electrical Solutions	36,072	38,435
Mechanical Solutions	62,196	67,360
Corporate	16,737	15,255
Total assets	$203,511	$232,842

Total assets in the Services segment as of March 31, 2017 and December 31, 2016 included amounts related to subcontracts with Westinghouse Electric Company, LLC (“Westinghouse”) for two nuclear power plant projects. On March 29, 2017, Westinghouse filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, Southern District of New York.

As of March 31, 2017, the Company was due $8.7 million for pre-petition services rendered to Westinghouse on the two projects. In November 2017, pursuant to agreements with the owners of both projects, the Company received a partial payment of $6.4 million for pre-petition services. Based on the Company’s evaluation of available information, it expects the remaining amount outstanding for pre-petition services of $2.3 million to be recoverable. The Company has filed mechanic’s liens in Georgia against the property of the owners of the project for the remainder of the amount due for pre-petition services rendered to Westinghouse.

On July 31, 2017, one of the projects was cancelled by the owner of the project, and the Company demobilized from the site. The Company continues to provide services to the remaining project site at the request of the owner of the project. The amounts for post-petition services have been billed to the owners of the projects and, to the extent not already collected, are expected to be recoverable.

NOTE 12—SUBSEQUENT EVENTS

In November 2017, the Company received a payment of $6.4 million for amounts due from Westinghouse. See “Note 11—Segment Information” for additional information.

In October 2017, the Company sold substantially all of the operating assets and liabilities of its Mechanical Solutions segment for approximately $43.3 million in cash, subject to certain customary working capital adjustments. Approximately $0.2 million was withheld and placed in escrow to satisfy certain indemnification obligations. The full amount is eligible for release after one year. The Company used $34.0 million of the net proceeds to repay debt under the Centre Lane Facility. The remaining proceeds were used for general working capital requirements. In addition, on October 31, 2017, the Company completed the sale of its manufacturing facility in Mexico and auctioned the remaining production equipment and other assets for net proceeds of $3.6 million. Net proceeds of $1.9 million from the sale of the facility and equipment were used to reduce debt, and the remainder was used to fund working capital requirements. The facility was included in the Company’s Mechanical

Solutions reporting segment. As a result of these disposals, the Mechanical Solutions segment will be accounted for as a discontinued operation as of September 30, 2017.

In June 2017, funds affiliated with Centre Lane purchased and assumed the outstanding debt from the Company’s then-existing lenders under the Revolving Credit Facility. The Company then replaced the Revolving Credit Facility with the Initial Centre Lane Facility. In August 2017, the Company and Centre Lane entered into the Centre Lane Amendment, which provided the Company with further funds in the form of the First-Out Loan, which matures in September 2018. The Centre Lane Facility replaced the Revolving Credit Facility. See “Note 7—Debt” for further discussion.

Subsequent to March 31, 2017, the Company had four employees covered under its executive severance plan or employment agreements who ceased their employment with the Company. Therefore, the Company recognized approximately $1.8 million in severance, which is to be paid out over the terms of the agreements, ranging from 12 to 18 months.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) and its exhibits contain or incorporate by reference various forward-looking statements that express a belief, expectation or intention or are otherwise not statements of historical fact. Forward-looking statements generally use forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast” and other words that convey the uncertainty of future events or outcomes. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. Investors should not place undue reliance on any of these forward-looking statements. Except as required by law, we undertake no obligation to further update any such statements, or the risk factors described in our 2016 Form 10-K under the heading “Item 1A. Risk Factors,” to reflect new information, the occurrence of future events or circumstances or otherwise. Forward-looking statements may include information concerning the following, among other items:

•	our high level of indebtedness;
•	our ability to make interest and principal payments on our debt and satisfy the other covenants contained in the Centre Lane Facility;
•	our ability to enter into new lending facilities and to access letters of credit;
•	our ability to generate sufficient cash resources to continue funding operations;
•	our pending putative securities class action;
•	the SEC Division of Enforcement’s pending formal investigation into possible securities law violations by the Company;
•	our material weaknesses in internal control over financial reporting and our ability to maintain effective controls over financial reporting in the future;
•	changes in our senior management, financial reporting and accounting teams;
•	our ability to timely prepare and file our periodic reports;
•	our ability to comply with certain financial covenants of our debt obligations;
•	a failure to implement our business strategies;
•	a failure to realize operating and growth initiatives and opportunities;
•	our competitive position;
•	market outlook and trends in our industry;
•

the results of the bankruptcy filing of Westinghouse and the effects of such filing on the construction projects, including construction delays, abandonment, cost overruns and the advisability and feasibility of completing such units;

•	our contract backlog and related amounts to be recognized as revenue;
•	our expected financial condition;
•	our future cash flows;
•	our expected results of operations;
•	future capital and other expenditures;
•	availability of raw materials and inventories;
•	the impact of Hurricane Harvey or other natural disasters;
•	plans and objectives of management;
•	future exposure to currency devaluations or exchange rate fluctuations;
•	future income tax payments and utilization of net operating loss and foreign tax credit carryforwards;
•	future compliance with orders of and agreements with regulatory agencies;
•	expected outcomes of legal or regulatory proceedings and their expected effects on our results of operations; and
•	any other statements regarding future growth, future cash needs, future operations, business plans and future financial results.

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

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. Investors should consider the areas of risk and uncertainty described above, as well as those discussed in our 2016 Form 10-K under the heading “Risk Factors.” Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and we caution investors not to rely upon them unduly.

The following discussion provides an analysis of the results of operations for each of our business segments, an overview of our liquidity and capital resources and other items related to our business. In October 2017, we sold substantially all of the operating assets and liabilities of our Mechanical Solutions segment, including our manufacturing facility in Mexico. Unless otherwise specified, the financial information and discussion in this Form 10-Q is as of March 31, 2017 and does not reflect the sale of our Mechanical Solutions segment, which will be reported as a discontinued operation as of September 30, 2017. See “Note 12—Subsequent Events” for additional information on the sale of our Mechanical Solutions segment. This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Form 10-Q and our audited consolidated financial statements and notes thereto included in our 2016 Form 10-K.

Backlog

Our backlog consists of firm orders or blanket authorizations from our customers. Backlog may vary significantly from reporting period to reporting period due to the timing of customer commitments. The time between receipt of an order and actual completion, or delivery, of our products and services varies from a few weeks to a year or more.

We add a booking to our backlog for Mechanical Solutions segment and Electrical Solutions segment orders when we receive a purchase order or other written contractual commitment from a customer. We reduce backlog for those segments as revenue is recognized or upon cancellation.

The services we provide through our Services segment are typically carried out under construction contracts, long-term maintenance contracts and master service agreements. Backlog related to fixed-price contracts represents the total amount of revenue we expect to record in the future as a result of performing work under contracts that have been awarded to us. With respect to multi-year maintenance contracts, we include in backlog the amount of revenue we expect to receive for the succeeding 12-month period, regardless of the remaining life of the contract. Revenue estimates included in our backlog can be subject to change as a result of project accelerations, cancellations or delays due to various factors, including, but not limited to, the customer’s budgetary constraints and adverse weather. These factors can also cause revenue amounts to be realized in different periods and at levels other than those originally projected. Additional work that is not identified under the original contract is added to our backlog when we reach an agreement with the customer as to the scope and pricing of that additional work. Capital project awards are typically defined in terms of scope and pricing at the time of a contractual commitment from the customer. Upon receipt of a customer commitment, we add capital project bookings to our backlog at full contract value, regardless of the time frame anticipated to complete the project. Maintenance services and capital project bookings are removed from our backlog as work is performed and revenue is recognized, or upon cancellation.

Backlog is not a measure defined by accounting principles generally accepted in the U.S., and our methodology for determining backlog may vary from the methodology used by other companies in determining their backlog amounts. Backlog may not be indicative of future operating results, and projects in our backlog may be cancelled, modified or otherwise altered by our customers.

The following table summarizes our backlog, by segment:

	March 31,	December 31,
(in thousands)	2017	2016
Services	$149,474	$138,567
Electrical Solutions	52,469	55,891
Mechanical Solutions	36,894	37,792
Total	$238,837	$232,250

Services.  Backlog as of March 31, 2017 increased $10.9 million from December 31, 2016. This increase was primarily driven by additional volume related to our nuclear coatings contract for construction activities at Plant Vogtle Units 3 and 4, which accounted for $5.5 million of the increase. The owners of Plant Vogtle Units 3 and 4 have announced that they have decided to continue construction to complete the projects. The decision is contingent upon the approval of the Georgia Public Service Commission, which is scheduled to occur by the end of 2017.

Electrical Solutions.  Backlog as of March 31, 2017 decreased $3.4 million from December 31, 2016 as a result of the cancellation of a multi-unit control house project and by normal differences in the timing of the inflows and outflows of backlog.

Mechanical Solutions.    Backlog as of March 31, 2017 decreased $0.9 million from December 31, 2016 due primarily to lower bookings outside of North America.

Results of Operations

Our summary financial results for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended
	March 31,
(in thousands)	2017	2016
Revenue:
Services	$41,232	$68,729
Electrical Solutions	13,547	17,637
Mechanical Solutions	16,678	36,356
Total revenue	71,457	122,722
Cost of revenue:
Services	47,187	59,125
Electrical Solutions	15,170	17,654
Mechanical Solutions	13,530	31,132
Total cost of revenue	75,887	107,911
Gross profit	(4,430)	14,811
Gross profit percentage	-6.2%	12.1%
Selling and marketing expenses	1,836	2,578
General and administrative expenses	11,223	13,059
Restatement expenses	1,720	2,913
(Gain) loss on sale of business and net assets held for sale	(239)	—
Depreciation and amortization expense(1)	1,274	2,216
Total operating expenses	15,814	20,766
Operating (loss) income	(20,244)	(5,955)

Interest expense, net	1,708	2,660
Foreign currency (gain) loss	156	308
Other (income) expense, net	(1)	(5)
Loss before income tax	(22,107)	(8,918)
Income tax expense (benefit)	(636)	867
Net loss	$(21,471)	$(9,785)

.

(1)	.Excludes depreciation and amortization expense for the three months ended March 31, 2017 and 2016 of $0.3 million and $0.6 million, respectively, included in cost of revenue.

Segment Operating Data

Services

	Three Months Ended March 31,
(in thousands)	2017	2016
Revenue	$41,232	$68,729
Gross profit	(5,955)	9,604
Operating income	(9,206)	3,551

Revenue for the three months ended March 31, 2017 decreased $27.5 million compared with the corresponding period in 2016 due primarily to the completion of construction and support services in 2016 for the restart of a new build nuclear reactor. The completion of these services in 2016 resulted in a $19.8 million decline in revenue for the three months ended March 31, 2017. Additionally, the divestiture of Hetsco on January 13, 2017 resulted in a $3.1 million decline in revenue for the three months ended March 31, 2017 compared with the corresponding period in 2016.

Gross profit for the three months ended March 31, 2017 decreased $15.6 million compared with the corresponding period in 2016 due primarily to the recording of $13.1 million of cost of goods sold to reflect new or revised estimated losses on several large non-recurring fixed-price projects. These losses arose from our performance of work under unsigned (and subsequently disputed) change orders. While we may be able to recognize revenue related to those change orders in future periods, we do not currently meet the criteria to do so. See “Note 9—Commitments and Contingencies” for further discussion of unsigned change orders. Additionally, $1.1 million of the decrease in gross profit was attributable to the divestiture of Hetsco. The $19.8 million in revenue from the 2016 restart of a new build nuclear reactor had associated low margins and accounted for a decrease of $1.1 million in gross profit, which was offset by certain higher margin projects in 2017.

Operating income for the three months ended March 31, 2017 decreased $12.8 million compared with the corresponding period in 2016 as a result of the decrease in gross profit. The decrease in gross profit was partially offset by a decrease in operating expense of $1.7 million for the three months ended March 31, 2017 and a $0.2 million adjustment associated with the divestiture of Hetsco in January 2017. Additionally, we reorganized the Williams business unit (which is comprised of Williams Industrial Services Group, LLC, Williams Plant Services, LLC, Williams Specialty Services, LLC and Williams Industrial Services, LLC), which resulted in a $0.9 million decrease in operating expense for the three months ended March 31, 2017 compared with the corresponding period in 2016.

Electrical Solutions

	Three Months Ended March 31,
(in thousands)	2017	2016
Revenue	$13,547	$17,637
Gross profit	(1,623)	(17)
Operating loss	(4,024)	(2,716)

Revenue for the three months ended March 31, 2017 decreased $4.1 million compared with the corresponding period in 2016 due primarily to the loss of a major customer following the closure of our Chattanooga, Tennessee plant in the second half of 2016.

Gross profit for the three months ended March 31, 2017 decreased $1.6 million compared with the corresponding period in 2016. The decrease in revenue for the three months ended March 31, 2017 resulted in a $0.5 million decrease in gross profit. In addition, increases in estimated losses on certain contacts were recorded in the earliest open period impacted and resulted in a $1.8 million decrease in gross profit for the three months ended March 31, 2017 compared with the corresponding period in 2016 ($3.4 million of losses in 2017 versus $1.6 million in 2016). The decreases in gross profit for the three months ended March 31, 2017 were partially offset by a $0.7 million increase in gross profit as a result of targeted pricing changes, product mix and improvements in productivity compared with the corresponding period in 2016.

Operating loss for the three months ended March 31, 2017 increased $1.3 million compared with the corresponding period in 2016. The increase in operating loss for the three months ended March 31, 2017 was due primarily to the decrease in gross profit compared with the corresponding period in 2016.

Mechanical Solutions.

	Three Months Ended March 31,
(in thousands)	2017	2016
Revenue	$16,678	$36,356
Gross profit	3,148	5,224
Operating income (loss)	(235)	1,474

Revenue for the three months ended March 31, 2017 decreased $19.7 million compared with the corresponding period in 2016 due to large air intake system projects from the Middle East region in 2016 that did not recur in 2017. In addition, 2016 includes $1.9 million of revenue from TOG Manufacturing Company, Inc. which, along with TOG Holdings, Inc., was sold in July 2016.

Gross profit for the three months ended March 31, 2017 decreased $2.1 million due primarily to the decrease in revenue. The gross margin percentage improvement to 18.9% compared with 14.4% for the corresponding period in 2016 partially offset the decrease in gross profit as a result of the decrease in revenue. The increase in gross margin percentage for the three months ended March 31, 2017 was primarily driven by a shift in project order mix with higher margins than for the same period in 2016.

Operating income for the three months ended March 31, 2017 decreased $1.7 million compared with the corresponding period in 2016 due primarily to the decrease in gross profit. This decrease was partially offset by a $0.4 million decrease in operating expenses as a result of lower wages and salaries when compared with the corresponding period in 2016.

Corporate

	Three Months Ended March 31,
(in thousands)	2017	2016
Operating loss	$(6,779)	$(8,264)

Operating loss for the three months ended March 31, 2017 decreased $1.5 million compared with the corresponding period in 2016 due primarily to a $1.2 million decrease in restatement expenses as a result of the wind-down of restatement activities in conjunction with the filing of our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Report”) filed on March 15, 2017, which included the restatement of certain prior period financial results.

Other

Operating Expenses

	Three Months Ended March 31,
(in thousands)	2017	2016
Selling and marketing expenses	$1,836	$2,578
General and administrative expenses	11,223	13,059
Restatement expenses	1,720	2,913
(Gain) loss on sale of business and net assets held for sale	(239)	—
Depreciation and amortization expenses	1,274	2,216
Total	$15,814	$20,766

Selling and Marketing Expenses.  Consolidated selling and marketing expenses include the costs associated with selling and marketing our products and services. Major components of these costs are personnel, sales commissions, sales promotion, advertising, literature, bidding, estimating and trade shows. Consolidated selling and marketing expenses for the three months ended March 31, 2017 decreased $0.7 million compared with the corresponding period in 2016, due primarily to a $0.7 million decrease in labor expenses and a $0.1 million decrease in bad debt expense compared with the corresponding period in 2016. These decreases were partially offset by a $0.2 million increase in incentive compensation compared to the corresponding period in 2016.

General and Administrative Expenses.  Consolidated general and administrative expenses include general management, compensation and benefits of employees, officers and directors that are not direct costs of active projects, legal and professional fees and other general expenses, but not expenses incurred in connection with the restatement of our historical financial results and related matters. Consolidated general and administrative expenses for the three months ended March 31, 2017 decreased $1.8 million compared with the corresponding period in 2016, due primarily to a $1.1 million decrease in legal and other expenses that were not related to restatement activities, a $0.9 million decrease in labor expenses, a $0.2 million decrease in incentive compensation and a $0.2 million decrease in travel and entertainment expenses compared with the corresponding period in 2016. These decreases for the three months ended March 31, 2017 were partially offset by a $0.3 million increase in stock-based compensation expense and a $0.2 million increase in bank fees that resulted from the amendments and limited waivers issued under the Revolving Credit Facility compared with the corresponding period in 2016.

Restatement Expenses.  Restatement expenses for the three months ended March 31, 2017 decreased $1.2 million due to the wind-down of restatement activities in conjunction with the filing of the 2015 Report on March 15, 2017, which included the restatement of certain prior period financial results. Restatement expenses primarily consisted of fees for legal and accounting services. We expect to continue to incur legal expenses in future periods, although at a lower level, in conjunction with the SEC investigation related to the restatement.

(Gain) Loss on Sale of Business and Net Assets Held for Sale.  For the three months ended March 31, 2017, we recorded an adjustment that reduced the loss related to Hetsco by $0.2 million. No such adjustment occurred during the corresponding period in 2016.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses consist primarily of depreciation of fixed assets and amortization of definite-lived intangible assets and exclude amounts included in cost of revenue. Depreciation and amortization expenses for the three months ended March 31, 2017 decreased $0.9 million compared with the corresponding period in 2016 due to the decline in depreciable assets resulting from the sale of Hetsco in January 2017.

Other (Income) Expense, Net

	Three Months Ended March 31,
(in thousands)	2017	2016
Interest expense, net	$1,708	$2,660
Foreign currency (gain) loss	156	308
Other (income) expense, net	(1)	(5)
Total	1,863	2,963

Total other expense, net, for the three months ended March 31, 2017 decreased $1.1 million compared with the corresponding period in 2016, primarily due to decreased interest expense during the period, which resulted from a $43.6 million decline in our debt balance from March 31, 2016.

Income Tax Expense (Benefit)

	Three Months Ended March 31,
(in thousands)	2017	2016
Income tax expense (benefit)	$(636)	$867

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

For the three months ended March 31, 2017, we recorded an income tax benefit of $0.6 million, or 2.9% of pretax income, compared to $0.9 million of income tax expense, or (9.7)% of pretax income, in the same period for 2016. The difference between our effective tax rate and the federal statutory tax rate for the three months ended March 31, 2017 and 2016 was related to the full valuation allowances recorded on our U.S. and certain foreign deferred tax assets and the income tax rate differential between our foreign jurisdictions in which we have taxable presences and the U.S. The decrease in income tax provision from March 31, 2016 to March 31, 2017 was related to a reduction in net deferred tax liabilities mostly from a $2.2 million decrease in indefinite-lived intangibles deferred tax liabilities that cannot be used to offset deferred tax assets subject to valuation allowance as a result of the disposition of Hetsco in the first three months of 2017. The decrease was partially offset by a $0.8 million increase in foreign tax provision from March 31, 2016 to March 31, 2017.

Liquidity and Capital Resources

As of March 31, 2017, our principal sources of liquidity were cash on hand and borrowings under the Revolving Credit Facility. However, as of both March 31, 2017 and December 31, 2016, we were not in compliance with the covenants contained in the Revolving Credit Facility. During the first quarter of 2017 and throughout 2016, our liquidity was constrained because effective July 22, 2016, the administrative agent under the Revolving Credit Facility exercised rights that enabled it to control certain of our accounts by implementing a cash dominion process to use receipts of collateral to directly pay down debt, while allowing us to borrow subject to certain restrictions. During this time, we generated additional liquidity through working capital management. During the three months ended March 31, 2017 and and the year ended December 31, 2016, cash generated from asset sales and operations was used to pay down $19.4 million and $24.7 million, respectively, under the Revolving Credit Facility. Our principal uses of cash were to pay for customer contract-related material, labor and subcontract labor, operating expenses, interest expense on the Revolving Credit Facility, restatement-related expenses and capital assets.

In June 2017, we refinanced the outstanding balance due under the Revolving Credit Facility when we entered into the Centre Lane Facility. See discussion in “Note 7—Debt” to the unaudited condensed consolidated financial statements included in this Form 10-Q and below under “Our Credit Facilities.” Nonetheless, our liquidity constraints have continued in 2017, and we continue to rely on working capital management, funds from the Centre Lane Facility and proceeds from the sale of substantially all of the assets and liabilities of our Mechanical Solutions segment as our principal sources of liquidity. See discussion in “Note 2—Liquidity” to the unaudited condensed consolidated financial statements included in this Form 10-Q.

Cash and Cash Equivalents

As of March 31, 2017, our operating unrestricted cash and cash equivalents increased $3.7 million to $6.5 million from $2.8 million as of December 31, 2016. The operating cash balance of $6.5 million as of March 31, 2017 consisted of $0.3 million of cash held in U.S. bank accounts and $6.2 million of cash held in non-U.S. bank accounts. We have funded our business objectives and operations through asset sales, net cash flows from operations and, as of March 31, 2017, draws against the Revolving Credit Facility. At March 31, 2017, we had a maximum of $31.6 million available under the Revolving Credit Facility that could be used, along with normal cash flows from operations, to fund any unanticipated shortfalls in future cash flows.

Our Credit Facilities

Revolving Credit Facility

On February 21, 2012, we entered into a $100.0 million Revolving Credit Facility with Wells Fargo Bank, National Association, as Administrative Agent, U.S. Bank National Association, as Syndication Agent and the various lending institutions party thereto. Effective December 17, 2013, we exercised our rights under the accordion feature pursuant to and in accordance with the terms of the Revolving Credit Facility and increased the revolving credit commitments available to us under the Revolving Credit Facility from $100.0 million to $150.0 million. We gave a first priority lien on substantially all of our assets as security for the Revolving Credit Facility, which had a maturity date of February 21, 2017 until that maturity date was extended to June 12, 2017. In June 2017, we refinanced the outstanding balance due under the Revolving Credit Facility when we entered into the Centre Lane Facility.

As of March 31, 2017 and December 31, 2016, we had $25.9 million and $45.3 million, respectively, of revolving credit loans outstanding under the Revolving Credit Facility, and we were not in compliance with the financial and certain other covenants. As a result of our non-compliance under the Revolving Credit Facility, on a number of occasions in 2016 and 2017, prior to refinancing the Revolving Credit Facility, we entered into amendments and limited waivers with our lenders, which were in effect until we refinanced the outstanding debt balance on the Revolving Credit Facility in June 2017.

Pursuant to the terms of such amendments and limited waivers, as of March 31, 2017, the Revolving Credit Facility provided total available commitments of $45.1 million and only allowed for borrowings up to a maximum of $31.6 million, exclusive of outstanding standby letters of credit, and other restrictions. As of March 31, 2017, the Revolving Credit Facility had a reduced revolving letter of credit facility of up to $13.5 million, which no longer provided access to multi-currency funds. We paid an unused line fee of 0.75% pursuant to the terms of the Revolving Credit Facility.

As of March 31, 2017, we had $7.9 million available, including $5.8 million of borrowing availability, under the Revolving Credit Facility. At December 31, 2016, we did not have any available borrowing capacity under the Revolving Credit Facility. Our ability to access the maximum amount of availability was dependent upon certain conditions as defined in the Revolving Credit Facility.

As of March 31, 2017, we were subject to interest rate changes on our LIBOR-based variable interest rate under the Revolving Credit Facility. During the first quarter of 2017, we borrowed $83.1 million on the Revolving Credit Facility, and we repaid $102.6 million. The weighted average interest rate on those borrowings was 14.9% at March 31, 2017. As a result of our June 2017 refinancing, the outstanding debt balance was classified as long-term debt on our condensed consolidated balance sheet as of both March 31, 2017 and December 31, 2016. During the first quarter of 2016, we had no incremental borrowings on the Revolving Credit Facility, and we repaid $0.5 million.

Centre Lane Facility

In June 2017, funds affiliated with Centre Lane purchased and assumed the outstanding debt from our then-existing lenders under the Revolving Credit Facility. We replaced the Revolving Credit Facility when we entered into the Initial Centre Lane Facility, a 4.5-year senior secured term loan facility, with an affiliate of Centre Lane as Administrative Agent and Collateral Agent, and the other Lenders from time to time party thereto. The Centre Lane Facility is governed by the terms of the Senior Secured Credit Agreement, dated June 16, 2017, as amended by the Centre Lane Amendment on August 17, 2017. While not a party to the Centre Lane Facility, entities associated with Wynnefield Capital, Inc., our largest equity investor, funded $6.0 million of the Centre Lane Facility. After payment of the Revolving Credit Facility and fees associated with both the Initial Centre Lane Facility and the Centre Lane Amendment, net cash proceeds were $15.3 million.

The Initial Centre Lane Facility provides for an initial loan in an aggregate principal amount of $45.0 million, and the Centre Lane Amendment provides for the First-Out Loan, for an additional aggregate principal amount of $10.0 million. The Initial Centre Lane Facility has a maturity date of December 16, 2021. The First-Out Loan matures on September 30, 2018.

The Initial Centre Lane Facility requires payment of an annual administration fee of $25,000 and an upfront fee equal to 7% of the aggregate commitments provided under the Centre Lane Facility. The upfront fee bears interest at a rate of LIBOR plus 19% annual PIK interest. The upfront fee is payable upon the earlier of maturity or the occurrence of certain events, including significant debt prepayments or asset sales that may occur prior to maturity. In addition to those fees, the Centre Lane Amendment also requires us to pay an upfront fee equal to 7% of the First-Out Loan commitments, which bears interest at the same rate as the initial upfront fee, and an exit fee equal to 7% of the aggregate outstanding principal amount of the First-Out Loan commitments, which is payable upon the maturity date of the First-Out Loan.

Borrowings under the Centre Lane Facility initially bear interest at LIBOR plus the sum of 9% per year, payable in cash, plus 10% PIK interest. Cash interest is payable monthly, and the PIK interest accrues to and increases the principal balance on a monthly basis. Starting on January 1, 2018, the PIK interest rate will increase to 15% per year, unless we elect to make a prepayment on the principal of $25.0 million. The cash interest rate will remain unchanged.

On October 11, 2017, we sold substantially all of the operating assets and liabilities of our Mechanical Solutions segment and used a portion of the proceeds to pay down $34.0 million of our outstanding debt and related fees, including full repayment of the First-Out Loan. This payment satisfied the criteria necessary to avoid the PIK rate increase on January 1, 2018. Additionally, on October 31, 2017, we completed the sale of our manufacturing facility in Mexico and auctioned the remaining production equipment and other assets for net proceeds of $3.6 million, of which $1.9 million was used to reduce the principal amount of the Initial Centre Lane Facility, and the remainder was used to fund working capital requirements.

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

We may voluntarily prepay the term loans at any time or from time to time, in whole or in part, in a minimum amount of $1.0 million of the outstanding principal amount, plus any accrued but unpaid interest on the aggregate amount of the term loans being prepaid, plus a prepayment premium, to be calculated as follows:

Prepayment Premium as a
Percentage of Aggregate
Period	Outstanding Principal Prepaid
June 16, 2017 to June 16, 2018	3%
June 17, 2018 to June 16, 2019	2%
June 17, 2019 to June 16, 2020	1%
After June 16, 2020	0%

Subject to certain exceptions, we must prepay an aggregate principal amount equal to 100% of our Excess Cash Flow (as defined in the Centre Lane Facility), minus the sum of all voluntary prepayments, within five business days after the date that is 90 days following the end of each fiscal year. The Centre Lane Facility also requires mandatory prepayment of certain amounts in the event we or our subsidiaries receive proceeds from certain events and activities, including, among others, asset sales, casualty events, the issuance of indebtedness and equity interests not otherwise permitted under the Centre Lane Facility and the receipt of tax refunds or extraordinary receipts in excess of $500,000, plus, in certain instances, the applicable Prepayment Premium, calculated as set forth above.

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

The Centre Lane Facility also requires us to regularly provide financial information to the Lenders, as well as maintain certain total leverage ratios,fixed charge coverage ratios and minimum levels of liquidity beginning, September 30, 2018. Our capital expenditures are limited.

Events of default under the Centre Lane Facility include, but are not limited to, a breach of any of the financial covenants or any representations or warranties, failure to timely pay any amounts due and owing, the commencement of any bankruptcy or other insolvency proceeding, judgments in excess of certain acceptable amounts, the occurrence of a change in control, certain events related to ERISA matters and impairment of security interests in collateral or invalidity of guarantees or security documents.

If an event of default occurs, the Lenders may, among other things, declare all borrowings to be immediately due and payable, together with accrued interest and fees, and exercise remedies under the collateral documents related to the Centre Lane Facility. Currently, we are in compliance with the covenants under the Centre Lane Facility.

European Credit Facility

On June 13, 2008, Braden Europe B.V., Global Power Professional Services Netherlands B.V. and Global Power Netherlands B.V. (collectively, “Global Power Netherlands”) entered into a EUR 14,000,000 Credit Facility (as continued, amended or supplemented from time to time, the “ABN AMRO Credit Facility”) with ABN AMRO Bank N.V. (“Original ABN AMRO”). In 2010, Original ABN AMRO transferred its claims, rights and obligations under the ABN AMRO Credit Facility to a new entity also known as ABN AMRO Bank N.V. (“New ABN AMRO”), as confirmed by the Amendment to Existing Credit Agreement (the “ABN AMRO Amendment”), dated July 25, 2011, between Global Power Netherlands and New ABN AMRO. The ABN AMRO Amendment incorporated the standard ABN AMRO General Credit Provisions. The ABN AMRO Credit Facility is automatically renewed each year on the same terms and conditions, so long as certain financial conditions are satisfied.

The ABN AMRO Credit Facility is a Euro-denominated facility with an overdraft facility of EUR 1,000,000 and a contingent liability facility of EUR 13,000,000, under which letters of credit may be issued. Global Power Netherlands’ interest rate was 2.0% per annum at March 31, 2017, and it pays a facility fee of 0.25% per quarter. Proceeds of borrowings under the ABN AMRO Credit Facility may be used for Global Power Netherlands’ business activities. Global Power Netherlands has, by a right of pledge, given a first priority lien on substantially all of its assets as security for the ABN AMRO Credit Facility. The three entities that comprise Global Power Netherlands are jointly and severally liable under the ABN AMRO Credit Facility.

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

As of March 31, 2017, no overdraft amounts were outstanding under this facility, and Global Power Netherlands was in compliance with all covenants under the ABN AMRO Credit Facility.

In connection with the sale of substantially all of the operating assets and liabilities of our Mechanical Solutions segment on October 11, 2017, the ABN AMRO Credit Facility was assumed by the purchaser.

Letters of Credit and Bonds

In line with industry practice, we are often required to provide letters of credit and surety and performance bonds to customers. These letters of credit and bonds provide credit support and security for the customer if we fail to perform our obligations under the applicable contract with such customer. The interest rate on letters of credit issued under the Revolving Credit Facility letter of credit sublimit was 8.5% per annum as of March 31, 2017. To the extent that a letter of credit had an expiration date beyond the original Revolving Credit Facility maturity date of February 21, 2017, cash collateral of an amount equal to 105% of the face amount of such letter of credit was provided as security for all reimbursement and other letter of credit obligations. The Centre Lane Facility does not provide for letters of credit; therefore, we are currently unable to obtain new letters of credit.

As of March 31, 2017, our outstanding standby letters of credit issued under the Revolving Credit Facility and the ABN AMRO facility were $11.4 million and $10.9 million, respectively. As of March 31, 2017, there were no amounts drawn upon these letters of credit. As of December 31, 2016, our outstanding standby letters of credit issued under the Revolving Credit Facility and the ABN AMRO facility were $11.8 million and $10.0 million, respectively.

As of March 31, 2017, we provided cash collateral of $9.1 million for letters of credit with expiry dates beyond the Revolving Credit Facility’s original maturity date. In addition, as of March 31, 2017, we had outstanding surety bonds on projects of $35.0 million. As of December 31, 2016, we provided cash collateral of $7.9 million for letters of credit with expiry dates beyond the Revolving Credit Facility’s original maturity date. In addition, as of December 31, 2016, we had outstanding surety bonds on projects of $32.7 million.

Deferred Financing Costs

Deferred financing costs are amortized over the terms of the related debt facilities using the effective yield method. Total interest expense associated with the amortization of deferred financing costs was less than $0.1 million for each of the three months ended March 31, 2017 and 2016. As of March 31, 2017, we had no unamortized deferred financing costs. As of December 31, 2016 we had unamortized deferred financing costs on the Revolving Credit Facility of less than $0.1 million, which were fully amortized in the first three months of 2017.

Working Capital

Working capital represents total current assets less total current liabilities. At March 31, 2017, our working capital decreased $39.3 million, or 48.6%, to $41.6 million from $80.9 million at December 31, 2016. Current assets decreased by $28.4 million during the quarter, driven by a $22.8 million decrease in assets held for sale, which were sold in January 2017 and a $4.7 million decrease in costs and estimated earnings in excess of billings. Current liabilities increased by $10.9 million during the quarter due primarily to a $3.1 million increase in accounts payable, a $5.7 million increase in accrued compensation and benefits and a $2.7 million increase in billings in excess of costs and estimated earnings. These increases were partially offset by a $1.2 million decrease in liabilities related to assets held for sale and a $0.4 million decrease in accrued warranties.

Net Cash Flows

Our net consolidated cash flows consisted of the following for the three months ended March 31:

	Three Months Ended March 31,
Statement of Cash Flow Data (in thousands)	2017	2016
Cash flows provided by (used in):
Operating activities	$6,362	$472
Investing activities	17,104	(556)
Financing activities	(19,798)	(610)
Effect of exchange rate changes on cash	71	275
Net change in cash and cash equivalents	$3,739	$(419)

Our operating, investing and financing activities and the effect of exchange rate changes are described in more detail below.

Operating Activities

For the three months ended March 31, 2017 and 2016, net loss adjusted for noncash activities was $20.0 million and $5.8 million, respectively, and our working capital accounts provided $26.4 million and $6.3 million, respectively.

Investing Activities

During the three months ended March 31, 2017, we received $21.7 million from the sale of Hetsco, of which $1.5 million was held in escrow. During September 2017, $0.4 million was released from escrow to the purchaser as part of working capital adjustments.

Financing Activities

During the three months ended March 31, 2017, cash used in financing activities was $19.8 million. Repayments on the Revolving Credit Facility used $102.6 million of cash, while borrowings on the Revolving Credit Facility provided $83.1 million of cash.

Effect of Exchange Rate Changes on Cash

For the three months ended March 31, 2017 and 2016, the effect of exchange rate changes increased cash $0.1 million and $0.3 million, respectively, primarily resulting from fluctuations in the Euro against the U.S. Dollar.

Dividends

We have not declared dividends since the first quarter of 2015 and do not anticipate declaring dividends in the near term. As of March 31, 2017, the terms of the Revolving Credit Facility restricted our ability to pay dividends, and the terms of our Centre Lane Facility currently restrict our ability to pay dividends. In addition, the timing and amounts of any dividends would be subject to determination and approval by our Board of Directors. Dividends reported on the unaudited condensed consolidated statement of stockholders’ equity and the unaudited condensed consolidated statements of cash flows included in this Form 10-Q are related to dividends on unvested restricted stock awards and units granted under pre-2014 long-term incentive compensation plans and are not related to a declared dividend.

Liquidity Outlook

As of December 14, 2017, our outstanding term-loan balance under the Centre Lane Facility was $25.1 million and we had cash and cash equivalents of $15.4 million, including $11.8 million of restricted cash. Currently, we do not have access to additional borrowings under the Centre Lane Facility or the ability to issue new letters of credit. However, we are actively pursuing a new asset-based lending facility (“ABL”), which would provide additional liquidity through new borrowings and the release of restricted cash currently collateralizing our standby letters of credit that were issued under our previous Revolving Credit Facility. Additionally, we expect that the new ABL would provide us the ability to issue new letters of credit.

We are assessing strategic alternatives, including the potential complete divestiture of the Electrical Solutions segment. Should a sale occur, the net proceeds would be used to further reduce the outstanding term-loan debt under the Centre Lane Facility, at which point we would pursue a refinancing of the long-term debt under more favorable terms.

The Company remains focused on executing the various liquidity plan initiatives as discussed herein, above in “Note 2—Liquidity” to the unaudited condensed consolidated financial statements and in the 2016 Form 10-K, including the evaluation of our general and administrative functional requirements and how we can optimize cost efficiencies related to those requirements.

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

As of March 31, 2017, we had a contingent liability for issued and outstanding standby letters of credit, generally issued to secure performance on customer contracts. As of March 31, 2017, our outstanding standby letters of credit issued under the Revolving Credit Facility and the ABN AMRO facility were $11.4 million and $10.9 million, respectively. As of March 31, 2017, there were no amounts drawn upon these letters of credit. In addition, as of March 31, 2017, we had outstanding surety bonds on projects of $35.0 million. Our subsidiaries also provide financial guarantees for certain contractual obligations in the ordinary course of business.

Critical Accounting Policies

There have been no material changes to our critical accounting policies as set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2016 Form 10-K.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4.     Controls and Procedures.

The Company has evaluated, under the supervision of the Company’s Co-Chief Executive Officers and Chief Financial Officer, the effectiveness of disclosure controls and procedures as of March 31, 2017. This is done in order to ensure that information the Company is required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Based on this evaluation, the Co-Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2017, due to the material weaknesses described in “Item 9A. Controls and Procedures” of the Company’s 2016 Form 10-K.

To address these control weaknesses, the Company performed additional analysis and performed other procedures in order to prepare the unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the U.S.

Notwithstanding the material weaknesses, management has concluded that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material aspects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the U.S.

Changes in Internal Controls over Financial Reporting

Under the applicable SEC rules (Exchange Act Rules 13a-15(f) and 15d-15(f)), management is required to evaluate any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As discussed in “Item 9A. Controls and Procedures” of the 2016 Form 10-K, we have undertaken a broad range of remedial procedures to address material weaknesses in our internal control over financial reporting. These remedial procedures continued throughout the three months ended March 31, 2017 and will continue throughout the remainder of 2017.

While we continue to implement remediation efforts and design enhancements to our internal control procedures, we believe there were not any significant changes in internal controls implemented during the three months ended March 31, 2017.

Part II—OTHER INFORMATION

Item 1.Legal Proceedings.

The information included in “Note 9—Commitments and Contingencies” to the unaudited condensed consolidated financial statements in this Form 10-Q is incorporated by reference into this Item.

Item 1A.Risk Factors.

There have not been any material changes to our risk factors from those reported in our 2016 Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the period covered by this Form 10-Q.

Issuer Purchases of Equity Securities

There were no issuer purchases of equity securities during the period covered by this Form 10-Q.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

Exhibit	Description

10.1

Limited Waiver and Second Amendment to Senior Secured Credit Agreement, dated October 11, 2017, by and among Global Power Equipment Group Inc., as Borrower, the Lenders party thereto, and Centre Lane Partners Master Credit Fund II, L.P., as Administrative Agent and Collateral Agent.

10.2

Securities Purchase Agreement, dated October 11, 2017, by and between Global Power Equipment Group Inc., Braden Holdings, LLC and GPEG C.V., as Sellers, and Innova Global Europe B.V., Innova Global Inc., Innova Global Operating Ltd. and 1938247 Alberta Ltd., as Buyers.

31.1	Certification by the Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL POWER EQUIPMENT GROUP INC.

Date: December 19, 2017	By:	/s/ Erin Gonzalez
Erin Gonzalez,
Chief Financial Officer (Duly authorized officer and principal accounting officer of the registrant)