Form 10-Q
period 2017-06-30
GLOBAL POWER EQUIPMENT GROUP INC.
filed 2017-12-19
CIK 1136294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of December 14, 2017, there were 17,926,019 shares of common stock of Global Power Equipment Group Inc. outstanding.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

4

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(in thousands, except share data)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$8,509	$2,805
Restricted cash	14,685	8,765
Accounts receivable, net of allowance of $1,636 and $1,634, respectively	55,776	59,280
Inventories:
Raw material	4,872	4,210
Finished goods	753	699
Inventory reserve	(1,070)	(981)
Costs and estimated earnings in excess of billings	47,948	52,696
Assets held for sale	—	22,832
Other current assets	6,189	7,936
Total current assets	137,662	158,242

Property, plant and equipment, net	11,819	12,596
Goodwill	36,456	36,456
Intangible assets, net	23,457	24,801
Other long-term assets	641	747
Total assets	$210,035	$232,842

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$19,868	$19,076
Accrued compensation and benefits	12,146	10,640
Billings in excess of costs and estimated earnings	11,977	6,754
Accrued warranties	4,572	5,806
Liabilities related to assets held for sale	—	1,151
Other current liabilities	36,231	33,915
Total current liabilities	84,794	77,342
Long-term debt, net	43,500	45,341
Deferred tax liabilities	15,264	15,499
Other long-term liabilities	7,742	7,526
Total liabilities	151,300	145,708
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value, 170,000,000 shares authorized and 18,947,127 and 18,855,409 shares issued, respectively, and 17,587,751 and 17,485,941 shares outstanding, respectively	189	188
Paid-in capital	78,079	76,708
Accumulated other comprehensive loss	(7,417)	(9,513)
Retained earnings	(12,103)	19,764
Treasury stock, at par (1,359,376 and 1,369,468 common shares, respectively)	(13)	(13)
Total stockholders’ equity	58,735	87,134

Total liabilities and stockholders’ equity	$210,035	$232,842

See accompanying notes to condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Revenue
Services	$57,981	$55,809	$99,213	$124,538
Electrical Solutions	10,532	22,202	24,079	39,839
Mechanical Solutions	17,901	28,776	34,579	65,132
Total revenue	86,414	106,787	157,871	229,509
Cost of revenue
Services	51,227	50,345	98,414	109,470
Electrical Solutions	12,560	20,223	27,730	37,877
Mechanical Solutions	14,963	26,933	28,493	58,065
Total cost of revenue	78,750	97,501	154,637	205,412

Gross profit	7,664	9,286	3,234	24,097

Selling and marketing expenses	1,858	2,639	3,694	5,217
General and administrative expenses	11,820	14,194	24,763	30,166
(Gain) loss on sale of business and net assets held for sale	—	8,193	(239)	8,193
Depreciation and amortization expense(1)	1,228	2,193	2,502	4,409
Total operating expenses	14,906	27,219	30,720	47,985

Operating income (loss)	(7,242)	(17,933)	(27,486)	(23,888)

Interest expense, net	2,108	1,997	3,816	4,657
Foreign currency (gain) loss	301	(129)	457	179
Other (income) expense, net	1	64	—	59
Total other (income) expenses, net	2,410	1,932	4,273	4,895

Loss before income tax	(9,652)	(19,865)	(31,759)	(28,783)
Income tax expense (benefit)	541	247	(95)	1,114

Net loss	$(10,193)	$(20,112)	$(31,664)	$(29,897)

Basic loss per common share	$(0.58)	$(1.16)	$(1.81)	$(1.73)

Diluted loss per common share	$(0.58)	$(1.16)	$(1.81)	$(1.73)

(1)

Excludes depreciation and amortization expense for the three months ended June 30, 2017 and 2016 of $0.4 million and $0.6 million, respectively, and for the six months ended June 30, 2017 and 2016 of $0.7 million and $1.2 million, respectively, included in cost of revenue.

See accompanying notes to condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Net loss	$(10,193)	$(20,112)	$(31,664)	$(29,897)
Foreign currency translation adjustment	1,507	(1,093)	2,096	11
Comprehensive loss	$(8,686)	$(21,205)	$(29,568)	$(29,886)

See accompanying notes to condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
	Common Shares			Other
	$0.01 Per Share		Paid-in	Comprehensive	Retained	Treasury Shares
(in thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Total
Balance, December 31, 2016	18,855,409	$188	$76,708	$(9,513)	$19,764	(1,369,468)	$(13)	$87,134
Issuance of restricted stock units	91,718	1	(1)	—	—	—	—	—
Tax withholding on restricted stock units	—	—	(223)	—	—	10,092	—	(223)
Share-based compensation	—	—	1,401	—	—	—	—	1,401
Dividends	—	—	—	—	(9)	—	—	(9)
Net loss	—	—	—	—	(31,664)	—	—	(31,664)
Adoption of ASU 2016-09 (Note 3)			194		(194)			—
Foreign currency translation	—	—	—	2,096	—	—	—	2,096
Balance, June 30, 2017	18,947,127	$189	$78,079	$(7,417)	$(12,103)	(1,359,376)	$(13)	$58,735

See accompanying notes to condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2017	2016
Operating activities:
Net loss	$(31,664)	$(29,897)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income tax expense (benefit)	(234)	465
Depreciation and amortization on plant, property and equipment and intangible assets	3,170	5,638
Amortization of deferred financing costs	81	116
Loss on disposals of property, plant and equipment	45	39
(Gain) loss on sale of business and net assets held for sale	(239)	8,193
Bad debt expense	(9)	(233)
Stock-based compensation	1,858	1,366
Payable-in-kind interest	531	—
Changes in operating assets and liabilities, net of business sold:
Accounts receivable	3,974	17,624
Inventories	(508)	(250)
Costs and estimated earnings in excess of billings	6,553	(11,749)
Other current assets	5,940	(132)
Other assets	244	145
Accounts payable	446	(2,365)
Accrued and other liabilities	168	6,744
Accrued warranties	(1,251)	(1,423)
Billings in excess of costs and estimated earnings	5,136	(4,538)
Net cash provided by (used in) operating activities	(5,759)	(10,257)
Investing activities:
Proceeds from sale of business, net of restricted cash and transaction costs	20,206	—
Net transfers of restricted cash	(2,608)	(3,129)
Proceeds from sale of property, plant and equipment	14	5
Purchase of property, plant and equipment	(583)	(508)
Net cash provided by (used in) investing activities	17,029	(3,632)
Financing activities:
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(223)	(153)
Debt issuance costs	(1,704)	—
Dividends paid	(9)	—
Proceeds from long-term debt	161,599	—
Payments of long-term debt	(165,515)	(1,000)
Net cash provided by (used in) financing activities	(5,852)	(1,153)
Effect of exchange rate changes on cash	286	219
Net change in cash and cash equivalents	5,704	(14,823)
Cash and cash equivalents, beginning of year	2,805	22,239
Cash and cash equivalents, end of quarter	$8,509	$7,416

Supplemental Disclosures:
Cash paid for interest	$3,416	$3,343
Cash paid for income taxes, net of refunds	$992	$789
Noncash repayment of revolving credit facility	$(36,224)	$—
Noncash upfront fee related to senior secured term loan facility	$(3,150)	$—

See accompanying notes to condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) on a basis consistent with that used in the Annual Report on Form 10-K for the year ended December 31, 2016 filed by Global Power Equipment Group Inc. and its wholly owned subsidiaries (“Global Power,” “we,” “us,” “our” or the “Company”) with the United States (the “U.S.”) Securities and Exchange Commission (“SEC”) on September 12, 2017 (the “2016 Form 10-K”) and include all normal recurring adjustments necessary to present fairly the unaudited condensed consolidated balance sheets and statements of operations, comprehensive loss, cash flows and stockholders’ equity for the periods indicated. All significant intercompany transactions have been eliminated. These notes should be read in conjunction with the audited consolidated financial statements included in the 2016 Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six month periods are not necessarily indicative of the results to be expected for the full year.

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

For the three and six months ended June 30, 2017, the Company had a net loss of $10.2 million and $31.7 million, respectively, and negative cash flows from operations of $5.8 million for the six months ended June 30, 2017. Historically, the Company has funded its operations through cash on hand, asset sales and draws against its $150.0 million revolving credit facility (as amended or supplemented from time to time, the “Revolving Credit Facility”), as necessary. As a result of the Company’s continued non-compliance with the financial and certain other covenants under the Revolving Credit Facility, in July 2016, the administrative agent exercised its rights and assumed control over certain of the Company’s accounts by implementing a cash dominion process that used receipts of collateral to directly pay down debt, while allowing the Company to continue to borrow, subject to certain restrictions. As a result of this action, the Company’s liquidity under the Revolving Credit Facility was severely constrained from that time until its termination in June 2017. Since June 2017, the Company’s liquidity has remained very constrained as a result of continued losses, inconsistent cash flows from operations and its inability to borrow additional amounts for short-term working capital needs or issue additional standby letters of credit.

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

Management, in conjunction with the Board of Directors of the Company, continues to assess and implement steps in its liquidity plan, which currently consists of the following:

•	Focusing on shortening the collection cycle time on the Company’s accounts receivables and lengthening the payment cycle time on its accounts payables;
•	Reducing ongoing operating expenses wherever possible, including workforce reductions and curtailments at underutilized facilities;
•	Seeking an asset-based lending facility that will enable the Company to issue letters of credit, as well as supplement its working capital needs and potentially reduce our outstanding term debt; and
•	Assessing strategic alternatives, including the potential complete divestiture of the Electrical Solutions segment in an effort to reduce our outstanding term debt.

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

Disposition of Hetsco

On January 13, 2017, the Company sold the stock of Hetsco for $23.2 million in cash, inclusive of working capital adjustments. After transaction costs and an escrow withholding of $1.5 million, the net proceeds of $20.2 million were used to reduce debt. In the first quarter of 2017, the Company recorded a $0.2 million adjustment, which reduced the $8.3 million loss recorded in 2016. A summary of Hetsco’s income (loss) before income taxes for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Income (loss) before income taxes	$—	$(7,929)	$489	$(8,039)

NOTE 5—EARNINGS PER SHARE

As of June 30, 2017, the Company’s 17,587,751 shares outstanding included 19,362 shares of contingently issued but unvested restricted stock. As of June 30, 2016, the Company’s 17,425,095 shares outstanding included 36,073 shares of contingently issued but unvested restricted stock. Restricted stock is excluded from the calculation of basic weighted average shares outstanding, but its impact, if dilutive, is included in the calculation of diluted weighted average shares outstanding.

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

Basic and diluted loss per common share are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Net loss	$(10,193)	$(20,112)	$(31,664)	$(29,897)

Basic loss per common share:
Weighted average common shares outstanding	17,551,664	17,338,255	17,511,232	17,280,866

Basic loss per common share	$(0.58)	$(1.16)	$(1.81)	$(1.73)

Diluted loss per common share:
Weighted average common shares outstanding	17,551,664	17,338,255	17,511,232	17,280,866

Diluted effect:
Unvested portion of restricted stock units and awards	—	—	—	—
Weighted average diluted common shares outstanding	17,551,664	17,338,255	17,511,232	17,280,866

Diluted loss per common share	$(0.58)	$(1.16)	$(1.81)	$(1.73)

The weighted average number of shares outstanding used in the computation of basic and diluted earnings (loss) per share does not include the effect of the following potential outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Unvested service-based restricted stock units and awards	215,854	369,154	228,905	264,137
Unvested performance and market-based restricted stock units	861,758	38,267	861,758	38,267
Stock options	122,000	122,000	122,000	122,000

NOTE 6—INCOME TAXES

The overall effective income tax rate for continuing operations during the three and six months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Effective income tax rate	(5.6)%	(1.2)%	0.3%	(3.9)%

The effective income tax rate differs from the statutory federal income tax rate of 35% primarily because of the full valuation allowances recorded on the Company’s U.S. and certain foreign deferred tax assets and the income tax rate differential between the Company’s foreign jurisdictions in which the Company has taxable presences and the U.S.

For the three and six months ended June 30, 2017, we recorded income tax expense of $0.5 million, or (5.6)% of pretax income, and income tax benefit of $0.1 million, or 0.3% of pretax income, respectively, compared with $0.2 million of income tax expense, or (1.2)% of pretax income and $1.1 million, or (3.9)% of pretax income, respectively, in the corresponding periods of 2016. The increase in income tax provision for the three months ended June 30, 2017 compared with the corresponding period in 2016 was related to an increase in our foreign tax provision. The decrease in income tax provision for the six months ended June 30, 2017 compared with the corresponding period in 2016 was related to a reduction in net deferred tax liabilities primarily from a $2.2 million decrease in indefinite-lived intangibles deferred tax liabilities that cannot be used to offset deferred tax assets subject to valuation allowance as a result of the disposition of Hetsco in the first quarter of 2017. This decrease for the six months ended June 30, 2017 was partially offset by a $0.6 million increase in foreign tax provision and a $0.4 million decrease in the release of uncertain tax liabilities related to expiring statutes of limitations compared with the corresponding period in 2016.

As of June 30, 2017 and 2016, the Company would have needed to generate approximately $237.6 million and $195.6 million, respectively, of future financial taxable income to realize its deferred tax assets.

The Company withdrew the permanent reinvestment assertion of its foreign earnings from its Netherlands-based operations in the third quarter of fiscal 2015; therefore, the Company provided for U.S. income taxes on the earnings generated by its Netherlands-based operations, as well as recognition of a corresponding deferred tax liability. As of June 30, 2017, the Company does not have any undistributed earnings in any of its other foreign subsidiaries because all of their earnings were taxed as deemed dividends.

As of June 30, 2017 and December 31, 2016, the Company provided for a liability of $4.0 million and $4.2 million, respectively, for unrecognized tax benefits related to various federal, foreign and state income tax matters, which was included in long-term deferred tax assets and other long-term liabilities. If recognized, the entire amount of the liability would affect the effective tax rate. As of June 30, 2017, the Company accrued approximately $1.8 million in other long-term liabilities for potential payment of interest and penalties related to uncertain income tax positions.

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

As a result of the refinancing, there were no amounts outstanding under the Revolving Credit Facility as of June 30, 2017. As of December 31, 2016, the Company had $45.3 million of revolving credit loans outstanding under the Revolving Credit Facility, and it was not in compliance with the financial and certain other covenants. As a result of the Company’s non-compliance under the Revolving Credit Facility, on a number of occasions in 2016 and 2017, prior to refinancing the Revolving Credit Facility, the Company entered into amendments and limited waivers with its lenders, which were in effect until the Company refinanced the outstanding debt balance on the Revolving Credit Facility in June 2017.

Pursuant to the terms of such amendments and limited waivers, immediately prior to refinancing, the Revolving Credit Facility provided total commitments available to the Company of $45.1 million and only allowed for borrowings up to a maximum of $31.6 million, exclusive of outstanding standby letters of credit, as well as other restrictions. Until the Company refinanced its debt in June 2017, the Revolving Credit Facility had a reduced revolving letter of credit facility of up to $13.5 million and no longer provided access to multi-currency funds. The Company paid an unused line fee of 0.75% pursuant to the terms of the Revolving Credit Facility.

The Company was subject to interest rate changes on its London Interbank Offered Rate (“LIBOR”) based borrowings under the Revolving Credit Facility. During the first half of 2017, the Company borrowed $152.8 million on the Revolving Credit Facility, and it repaid $165.5 million. As a result of the subsequent refinancing, the outstanding debt balance was classified as long-term debt on the Company’s condensed consolidated balance sheets as of both June 30, 2017 and December 31, 2016. During the first half of 2016, the Company had no incremental borrowings on the Revolving Credit Facility, and it repaid $1.0 million.

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

The Centre Lane Facility also requires the Company to regularly provide financial information to the Lenders, as well as maintain certain total leverage ratios, fixed charge coverage ratios and minimum levels of liquidity, beginning on September

30, 2018. The Company’s capital expenditures are limited.

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

If an event of default occurs, the Lenders may, among other things, declare all borrowings to be immediately due and payable, together with accrued interest and fees, and exercise remedies under the collateral documents related to the Centre Lane Facility. As of June 30, 2017, the Company was in compliance with the covenants under the Centre Lane Facility.

The following table summarizes the Company’s long-term debt with Centre Lane:

(in thousands)	As of June 30, 2017
Term loan, due 2021	$48,393
Unamortized deferred financing costs	(4,893)
Long-term debt, net	$43,500

The weighted average interest rate on borrowings under the Revolving Credit Facility and the Centre Lane Facility was 17.4% for the six months ended June 30, 2017.

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

The ABN AMRO Credit Facility is a Euro-denominated facility with an overdraft facility of EUR 1,000,000 and a contingent liability facility of EUR 13,000,000, under which letters of credit may be issued. Global Power Netherlands’ interest rate was 2.0% per annum at June 30, 2017, and it pays a facility fee of 0.25% per quarter. Proceeds of borrowings under the ABN AMRO Credit Facility may be used for Global Power Netherlands’ business activities. Global Power Netherlands has, by a right of pledge, given a first priority lien on substantially all of its assets as security for the ABN AMRO Credit Facility. The three entities that comprise Global Power Netherlands are jointly and severally liable under the ABN AMRO Credit Facility.

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

As of June 30, 2017 and December 31, 2016, no overdraft amounts were outstanding under this facility, and Global Power Netherlands was in compliance with all covenants under the ABN AMRO Credit Facility.

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

The interest rate on letters of credit issued under the Revolving Credit Facility letter of credit sublimit was 8.5% per annum at the time the Company refinanced its debt.

As of June 30, 2017, the Company had $11.7 million outstanding standby letters of credit that were originally issued under the Revolving Credit Facility and $11.2 million outstanding under the ABN AMRO Facility. As of June 30, 2017, there were no amounts drawn upon these letters of credit. In addition, as of June 30, 2017, the Company had outstanding surety bonds on projects of $38.9 million. The Centre Lane Facility does not provide for letters of credit; therefore, the Company is currently unable to obtain new letters of credit.

Deferred Financing Costs:  Deferred financing costs are amortized over the terms of the related debt facilities using the effective yield method. The Company did not incur any interest expense associated with the amortization of deferred financing costs on the Revolving Credit Facility for the three months ended June 30, 2017 and incurred less than $0.1 million for the six months ended June 30, 2017. For each of the three and six months ended June 30, 2016, total interest expense associated with the amortization of deferred financing costs on the Company’s Revolving Credit Facility was $0.1 million. Total interest expense associated with the amortization of deferred financing costs on the Centre Lane Facility was less than $0.1 million for each of the three and six months ended June 30, 2017.

As of June 30, 2017, the Company did not have any unamortized deferred financing costs related to the Revolving Credit Facility. The Company had unamortized deferred financing costs of $4.9 million related to the Centre Lane Facility, which were included in long-term debt on the accompanying June 30, 2017 condensed consolidated balance sheet. The Company had unamortized deferred financing costs of less than $0.1 million related to the Revolving Credit Facility, which were included in other long-term assets on the accompanying December 31, 2016 condensed consolidated balance sheet.

NOTE 8—FINANCIAL INSTRUMENTS

Derivative Financial Instruments: The Company selectively uses financial instruments in the management of its foreign currency exchange exposures. These financial instruments are considered derivatives under Accounting Standards Codification (“ASC”) 815–Derivatives and Hedging and are analyzed at the individual contract level to determine whether a contract qualifies for hedge accounting. As discussed below, the Company did not hold any foreign currency forward exchange contracts at June 30, 2017 and held seven at December 31, 2016. The Company measured fair value and recorded the associated change in value using available market rates for forward contracts of the same duration to mark the contracts to market.

As of June 30, 2017, the Company did not have any foreign currency contract commitments related to Euro-denominated engineering and construction obligations. As of December 31, 2016, the Company had a total gross notional amount of $10.0 million of foreign currency contract commitments, none of which extended beyond April 2017.

The Company designates only those contracts that closely match the underlying transactions as hedges for accounting purposes. These hedges resulted in substantially no ineffectiveness in the Company’s condensed consolidated statements of operations, and there were no components excluded from the assessment of hedge effectiveness for the three and six months ended June 30, 2017. All of the instruments were highly liquid and were not entered into for trading purposes.

Derivative instruments are presented on a gross basis on the Company’s condensed consolidated balance sheet. The assets and liabilities in the table below reflect the gross amount of derivative instruments at June 30, 2017 and December 31, 2016.

The fair value of the Company’s derivatives designated as hedging instruments on the condensed consolidated balance sheet was as follows:

	Asset Derivatives
(in thousands)	Balance Sheet Location	June 30, 2017	December 31, 2016
Foreign exchange contracts	Other current assets	$—	$748

As of June 30, 2017 and December 31, 2016, the Company did not have any derivative assets or liabilities not designated as hedging instruments.

The following table shows the impact of derivatives on the Company’s condensed consolidated statements of operations:

		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Location	2017	2016	2017	2016
Foreign exchange contracts designated as hedging instruments	Other (income) expense, net	$(39)	$72	$(92)	$(71)

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

The Company’s financial instruments as of June 30, 2017 and December 31, 2016 consisted primarily of cash and cash equivalents, restricted cash, receivables, payables and debt instruments. The carrying values of these financial instruments approximate their respective fair values, as they are either short-term in nature or carry interest rates that are periodically adjusted to market rates.

The following table shows the Company’s financial instruments measured at fair value on its condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016, and the related fair value input categories:

Fair Value Measurements at Reporting Date Using
(in thousands)	Total Fair Value Assets June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange contracts	$—	$—	$—	$—

Fair Value Measurements at Reporting Date Using
(in thousands)	Total Fair Value Assets December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Foreign exchange contracts	$748	$—	$748	$—

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

Contingencies:  During 2014, the Company entered into an agreement with a partner in connection with a power plant equipment installation project. The agreement contains certain performance liquidated damage clauses in favor of the customer. While the Company believes its performance in the project met its direct contractual obligations, it nonetheless has joint and several liability for other aspects of the overall project performance. Therefore, it is possible, though unlikely, that the Company will not incur any liability for performance related issues under the contract. The Company currently estimates that the most likely range of potential liability arising from the contractual provisions described above will be between $4.9 million to $31.3 million. The maximum liability under the terms of the agreement is $33.0 million less the $1.7 million in liquidated damages that the Company has already incurred. The minimum liability per the agreement is 20 percent of the total contract value less the $1.7 million in liquidated damages that the Company has already incurred. Because the Company does not believe any amount in that $4.9 million to $31.3 million range is a better estimate than any other amount, it had accrued the minimum amount in the range as of both June 30, 2017 and December 31, 2016.

In an effort to provide uninterrupted customer service, the Company has from time to time performed additional work under contracts without first obtaining the requisite customer approvals for change orders per the contract terms. In the event the customer subsequently disputes the change orders, they become claims under U.S. GAAP with strict criteria which must be met prior to recognizing revenue. Therefore, the Company defers recognizing revenue related to unsigned disputed change orders until the dispute is resolved. Since U.S. GAAP requires the Company to recognize the cost of performing the work covered by the change orders at the time of incurrence, to the extent the Company is able to resolve the disputes and recognize revenue in a future period, that revenue will have a 100% gross margin associated with it in that future period. As of June 30, 2017, the Company has deferred recognizing revenue on $22.9 million of unsigned, disputed change orders. The amount which the Company will ultimately be able to recognize in revenue is not reasonably estimable at this point in time and the amount recognized, if any, could be substantially less than the amount of the unsigned, disputed change orders.

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

A reconciliation of the changes to the Company’s warranty reserve during the six month period ended June 30, 2017 is as follows:

(in thousands)	June 30, 2017
Balance at the beginning of the period	$5,806
Provision for the period	916
Settlements made (in cash or in kind) for the period	(1,439)
Other adjustments	(711)
Balance at the end of the period	$4,572

NOTE 10—STOCK-BASED COMPENSATION PLANS

During the second quarter of 2017, service-based restricted stock units totaling 295,376 were granted to employees at a grant date fair value of $4.30 per share. Restricted stock units granted to employees in 2017 generally vest over a period of two years. The fair value of restricted stock units represents the closing price of the Company’s common stock on the date of grant. No restricted stock units were granted to employees during the second quarter of 2016.

In the second quarter of 2017, performance-based restricted stock units totaling 332,469 were awarded to employees at a grant date fair value of $4.67. The 2017 units contain performance conditions based on either a two year relative total shareholder return goal or a stock price goal. These restricted stock units will vest at the end of the two year relative total shareholder return performance period. However, if the relative total shareholder return goal is not met, then the restricted stock units will vest on the later of the last day of the performance period or the date that the stock price is achieved. The share price goal will be met if the Company’s common stock price per share equals or exceeds $6.00 for any period of 30 consecutive trading days during the three-year period ending on March 31, 2020. The fair value of the performance-based restricted stock units is estimated using the Monte Carlo simulation model. No performance-based restricted stock units were awarded to employees during the second quarter of 2016.

The 2017 service-based and performance-based restricted stock units discussed above have the potential to be settled in cash or other assets if our shareholders do not approve additional shares under the Company’s 2015 Equity Incentive Plan. Therefore, the fair value of these units is re-measured each reporting period. As of June 30, 2017, the Company had a $0.8 million liability related to these units which was included in other long-term liabilities on the Company’s balance sheet.

In the second quarter of 2017, cash-based awards totaling $0.9 million were awarded to employees. The cash-based awards granted to employees generally vest over a period of two years and are accounted for as liability awards. No cash-based awards were issued to employees during the second quarter of 2016.

During the second quarter of 2017, performance-based and service-based restricted stock units of 46,600 and 27,000, respectively, were granted to certain employees outside of the 2015 Equity Incentive Plan. These restricted stock units generally vest over a period of two years and will be settled in common stock. Therefore, these restricted stock units are accounted for as equity awards. No restricted stock units were granted to employees outside the 2015 Equity Incentive Plan during the second quarter of 2016.

Total stock-based compensation expense for the three months ended June 30, 2017 and 2016 was $0.9 million and $0.6 million, respectively, and $1.9 million and $1.4 million for the six months ended June 30, 2017 and 2016, respectively, and was included in general and administrative expenses on the Company’s condensed consolidated statement of operations.

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

As of June 30, 2017, the Company structured its business into the following three reporting segments: Services, Electrical Solutions and Mechanical Solutions. See “Item 1. Business” in the Company’s 2016 Form 10-K for more information about the reporting segments, including types of products and services from which each reporting segment derives its revenue. Corporate includes expenses related to the Company’s corporate headquarters and interest expense related to its long-term debt.

The Company uses operating income (loss) to compare and evaluate the financial performance of its reporting segments. The accounting policies for the Company’s reporting segments are the same as those described in “Note 3—Summary of Significant Accounting Policies” of the audited consolidated financial statements included in the Company’s 2016 Form 10-K.

The following tables present certain financial information by reportable segment:

	Three Months Ended June 30,		Six Months Ended June 30,
External Revenue (in thousands)	2017	2016	2017	2016
Services	$57,981	$55,809	$99,213	$124,538
Electrical Solutions	10,532	22,202	24,079	39,839
Mechanical Solutions	17,901	28,776	34,579	65,132
Total external revenue	$86,414	$106,787	157,871	229,509

For each of the three and six months ended June 30, 2017 and 2016, the Company had no inter-segment revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
Depreciation and Amortization (1) (in thousands)	2017	2016	2017	2016
Services	$127	$805	$246	$1,610
Electrical Solutions	928	1,052	1,855	2,108
Mechanical Solutions	307	702	652	1,413
Corporate	201	245	417	507
Total depreciation and amortization	$1,563	$2,804	$3,170	$5,638

(1)

Depreciation and amortization included in cost of revenue for the three months ended June 30, 2017 and 2016 was $0.4 million and $0.6 million, respectively, and for the six months ended June 30, 2017 and 2016 was $0.7 million and $1.2 million, respectively.

A reconciliation of total segment operating income (loss) to loss before income tax is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Income (Loss) (in thousands)	2017	2016	2017	2016
Services	$3,085	$(8,732)	$(6,121)	$(5,181)
Electrical Solutions	(4,313)	(473)	(8,337)	(3,189)
Mechanical Solutions	(207)	(1,813)	(442)	(339)
Corporate	(5,807)	(6,915)	(12,586)	(15,179)
Operating (loss) income	(7,242)	(17,933)	(27,486)	(23,888)

Interest expense, net	2,108	1,997	3,816	4,657
Foreign currency (gain) loss	301	(129)	457	179
Other (income) expense, net	1	64	—	59
Loss before income tax	$(9,652)	$(19,865)	$(31,759)	$(28,783)

A reconciliation of segment assets to total assets is as follows:

	June 30,	December 31,
Assets (in thousands)	2017	2016
Services	$88,313	$111,792
Electrical Solutions	39,024	38,435
Mechanical Solutions	57,448	67,360
Corporate	25,250	15,255
Total assets	$210,035	$232,842

Total assets in the Services segment as of June 30, 2017 and December 31, 2016 included amounts related to subcontracts with Westinghouse Electric Company, LLC (“Westinghouse”) for two nuclear power plant projects. On March 29, 2017, Westinghouse filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, Southern District of New York.

As of June 30, 2017, the Company was due $8.7 million for pre-petition services rendered to Westinghouse on the two projects. In November 2017, pursuant to agreements with the owners of both projects, the Company received a partial payment of $6.4 million for pre-petition services. Based on the Company’s evaluation of available information, it expects the remaining amount outstanding for pre-petition services of $2.3 million to be recoverable. The Company has filed mechanic’s liens in Georgia against the property of the owners of the project for the remainder of the amount due for pre-petition services rendered to Westinghouse.

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

Subsequent to June 30, 2017, the Company had three employees covered under its executive severance plan or employment agreements who ceased their employment with the Company. Therefore, the Company recognized approximately $1.5 million in severance, which is to be paid out over the terms of the agreements, ranging from 12 to 18 months.

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

The following discussion provides an analysis of the results of operations for each of our business segments, an overview of our liquidity and capital resources and other items related to our business. In October 2017, we sold substantially all of the operating assets and liabilities of our Mechanical Solutions segment, including our manufacturing facility in Mexico. Unless otherwise specified, the financial information and discussion in this Form 10-Q is as of June 30, 2017 and does not reflect the sale of our Mechanical Solutions segment, which will be reported as a discontinued operation as of September 30, 2017. See “Note 12—Subsequent Events” for additional information on the sale of our Mechanical Solutions segment. This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Form 10-Q and our audited consolidated financial statements and notes thereto included in our 2016 Form 10-K.

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

The following table summarizes our backlog, by segment:

	June 30,	December 31,
(in thousands)	2017	2016
Services	$122,778	138,567
Electrical Solutions	59,622	55,891
Mechanical Solutions	33,100	37,792
Total	$215,500	232,250

Services.    Backlog as of June 30, 2017 decreased $15.8 million from December 31, 2016. The decline was driven primarily by the completion of the spring outage work related to a maintenance and modification contract, accounting for $18.3 million of the decline. Additionally, we are currently performing services on a one-time non-nuclear industrial project, which resulted in a decline of $4.5 million. The declines were partially offset by additional volume relating to our nuclear coatings contract for construction activities at Plant Vogtle Units 3 and 4, which accounted for $7.8 million of incremental backlog. The owners of Plant Vogtle Units 3 and 4 have announced that they have decided to continue construction to complete the projects. The decision is contingent upon the approval of the Georgia Public Service Commission, which is scheduled to occur by the end of 2017.

Electrical Solutions.  Backlog as of June 30, 2017 increased $3.7 million from December 31, 2016 due to a delay in the production of multiple large control house projects that were originally expected to ship during the second quarter of 2017. This increase was partially offset by the cancellation of a multi-unit control house project during the first quarter of 2017.

Mechanical Solutions.  Backlog as of June 30, 2017 decreased $4.7 million from December 31, 2016 due to a slowdown in diverter product line orders with one of our key original equipment manufacturer customers in 2017.

Results of Operations

Our summary financial results for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Revenue:
Services	$57,981	$55,809	$99,213	$124,538
Electrical Solutions	10,532	22,202	24,079	39,839
Mechanical Solutions	17,901	28,776	34,579	65,132
Total revenue	86,414	106,787	157,871	229,509
Cost of revenue:
Services	51,227	50,345	98,414	109,470
Electrical Solutions	12,560	20,223	27,730	37,877
Mechanical Solutions	14,963	26,933	28,493	58,065
Total cost of revenue	78,750	97,501	154,637	205,412
Gross profit	7,664	9,286	3,234	24,097
Gross profit percentage	8.9%	8.7%	2.0%	10.5%
Selling and marketing expenses	1,858	2,639	3,694	5,217
General and administrative expenses	11,107	12,652	22,330	25,711
Restatement expenses	713	1,542	2,433	4,455
(Gain) loss on sale of business and net assets held for sale	—	8,193	(239)	8,193
Depreciation and amortization expense(1)	1,228	2,193	2,502	4,409
Total operating expenses	14,906	27,219	30,720	47,985
Operating (loss) income	(7,242)	(17,933)	(27,486)	(23,888)

Interest expense, net	2,108	1,997	3,816	4,657
Foreign currency (gain) loss	301	(129)	457	179
Other (income) expense, net	1	64	—	59
Loss before income tax	(9,652)	(19,865)	(31,759)	(28,783)
Income tax expense (benefit)	541	247	(95)	1,114
Net loss	$(10,193)	$(20,112)	$(31,664)	$(29,897)

(1)

.Excludes depreciation and amortization expense for the three months ended June 30, 2017 and 2016 of $0.4 million and $0.6 million, respectively, and for the six months ended June 30, 2017 and 2016 of $0.7 million and $1.2 million, respectively, included in cost of revenue.

Segment Operating Data

Services

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Revenue	$57,981	$55,809	$99,213	$124,538
Gross profit	6,754	5,464	799	15,068
Operating income (loss)	3,085	(8,732)	(6,121)	(5,181)

Revenue for the three months ended June 30, 2017 increased $2.2 million compared with the corresponding period in 2016 due to the timing of a scheduled outage related to a maintenance and modification contract. The timing of the scheduled outage resulted in an $18.5 million increase in revenue for the three months ended June 30, 2017 compared with the corresponding period in 2016. Additionally, for the three months ended June 30, 2017, an increase in volume associated with a nuclear construction site contributed $2.3 million of incremental revenue compared with the corresponding period in 2016. These increases in revenue for the three months ended June 30, 2017 compared with the corresponding period in 2016 were partially offset by decreases in revenue of $5.6 million as a result of the divestiture of the Hetsco business, $5.9 million as a result of the completion of construction and support services for the restart of a new build nuclear reactor and $5.2 million as a result of non-recurring fixed-price projects.

Revenue for the six months ended June 30, 2017 decreased $25.3 million compared with the corresponding period in 2016. The completion of construction and support services for the restart of a new build nuclear reactor in 2016 resulted in a $25.7 million decrease in revenue for the six months ended June 30, 2017. Additionally, the divestiture of the Hetsco business resulted in an $8.7 million decline in revenue and our large non-recurring fixed-price projects resulted in a $13.0 million decrease in revenue for the six months ended June 30, 2017 compared with the corresponding period in 2016. These declines in revenue for the six months ended June 30, 2017 compared with the corresponding period in 2016 were partially offset by a $20.7 million increase in revenue due to the timing of a scheduled outage related to a maintenance and modification contract. In addition, an increase in volume associated with a nuclear construction site contributed $5.0 million of incremental revenue for the six months ended June 30, 2017 compared with the corresponding period in 2016.

Gross profit for the three months ended June 30, 2017 increased $1.3 million compared with the corresponding period in 2016 due primarily to the non-recurrence of $2.6 million of costs related to estimated loss contracts recorded in 2016, partially offset by a $1.9 million decrease in gross profit as a result of the divestiture of Hetsco. Additionally, for the three months ended June 30, 2017, gross profit increased by $0.7 million as a result of a decrease in our estimated workers compensation accrual compared with the corresponding period in 2016.

Gross profit for the six months ended June 30, 2017 decreased $14.3 million compared with the corresponding period in 2016 due primarily to increases in estimated losses on certain contracts which resulted in a $10.5 million decrease in gross profit ($13.1 million of losses in 2017 compared with $2.6 million in 2016). These losses arose from our performance of work under unsigned (and subsequently disputed) change orders. While we may be able to recognize revenue related to such amounts in future periods, we do not currently meet the criteria to do so. See “Note 9—Commitments and Contingencies” for further discussion of unsigned change orders. Additionally, gross profit decreased $3.1 million for the six months ended June 30, 2017 as a result of the divestiture of Hetsco.

Operating income for the three months ended June 30, 2017 increased $11.8 million compared with the corresponding period in 2016 on a $1.3 million increase in gross profit. The additional increase in operating income for the three months ended June 30, 2017 was primarily due to the non-recurrence of an $8.2 million loss recognized during the corresponding period in 2016 related to net assets held for sale on our Hetsco business. Additionally, operating income increased $1.7 million for the three months ended June 30, 2017 compared with the corresponding period in 2016 due to a reduction in operating expenses as a result of the divestiture of Hetsco. Furthermore, we reorganized the Williams business unit (which is comprised of Williams Industrial Services Group, LLC, Williams Plant Services, LLC, Williams Specialty Services, LLC and Williams Industrial Services, LLC), which resulted in a $0.7 million decrease in operating expenses for the three months ended June 30, 2017 compared with the corresponding period in 2016.

Operating loss for the six months ended June 30, 2017 increased $0.9 million compared with the corresponding period in 2016 as a result of the $14.3 million decrease in gross profit, partially offset by an $8.2 million decrease in operating expenses due to the non-recurrence of the loss recognized during the corresponding period in 2016 related to net assets held for sale on our Hetsco business. Additionally, operating expenses decreased $3.3 million for the six months ended June 30, 2017, compared with the corresponding period in 2016 as a result of the divestiture of Hetsco. We also reorganized the Williams business unit, which resulted in a $1.6 million decrease in operating expenses for the six months ended June 30, 2017 compared with the corresponding period in 2016.

Electrical Solutions

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Revenue	$10,532	$22,202	$24,079	$39,839
Gross profit	(2,028)	1,979	(3,651)	1,962
Operating loss	(4,313)	(473)	(8,337)	(3,189)

Revenue for the three and six months ended June 30, 2017 decreased $11.7 million and $15.8 million, respectively, compared with the corresponding periods in 2016. The decreases in revenue for the three and six months ended June 30, 2017 were driven partially by the loss of a major customer following the closure of our Chattanooga, Tennessee plant in the second half of 2016. The closure of our Chattanooga, Tennessee plant and the loss of our customer there had a $5.5 million and $9.8 million negative impact on revenue for the three and six months ended June 30, 2017, respectively, compared with the corresponding period in 2016. Additionally, revenue for the three and six months ended June 30, 2017 declined $6.2 million and $6.0 million, respectively, due to a reduction in volume compared with the corresponding period in 2016. These reductions in volume were largely due to delays in completing projects at our Houston, Texas facility.

Gross profit for the three and six months ended June 30, 2017 decreased $4.0 million and $5.6 million, respectively, compared with the corresponding periods in 2016. As a result of the decreases in revenue for the three and six months ended June 30, 2017, gross profit for the related periods decreased $2.0 million and $2.4 million, respectively, compared with the corresponding periods in 2016. In addition, changes in estimated losses on certain contracts were recorded in the earliest open period impacted and resulted in decrease in gross profit of $2.0 million and $3.8 million for the three and six months ended June 30, 2017, respectively, compared with the corresponding periods in 2016. We accrued $3.1 million for loss contracts for the three months ended June 30, 2017 versus $1.1 million in 2016, and $6.5 million for loss contracts for the six months ended June 30, 2017 versus $2.8 million in 2016. These losses were the result of incurring liquidated damages due to missing delivery dates as well as operating inefficiencies on certain projects – particularly in our Houston, Texas facility. The decrease in gross profit for the six months ended June 30, 2017 was partially offset by a $0.6 million increase in gross profit as a result of targeted pricing changes, product mix and improvements in productivity (outside the Houston facility) compared with the corresponding period in 2016.

Operating loss for the three and six months ended June 30, 2017 increased $3.8 million and $5.1 million, respectively, compared with the corresponding period in 2016 due primarily to the decrease in gross profit discussed above.

Mechanical Solutions.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Revenue	$17,901	$28,776	$34,579	$65,132
Gross profit	2,938	1,843	6,086	7,067
Operating loss	(207)	(1,813)	(442)	(339)

Revenue for the three and six months ended June 30, 2017 decreased $10.9 million and $30.6 million, respectively, compared with the corresponding periods in 2016 due to large air intake system projects from the Middle East region in 2016 that did not recur in 2017. In addition, revenue for the three and six months ended June 30, 2016 included $1.4 million and $3.3 million, respectively, of revenue from TOG Manufacturing Company, Inc. which, along with TOG Holdings, Inc. (collectively, “TOG”), was sold in July 2016.

Gross profit for the three months ended June 30, 2017 increased $1.1 million, while gross margin percentage improved to 16.4% compared with 6.4% for the corresponding period in 2016. The increase in gross profit for the three months ended June 30, 2017 was due to $2.0 million in loss contract accruals that were recorded in the corresponding period in 2016. This increase in gross profit for the three months ended June 30, 2017 was partially offset by the decrease in revenue and a $0.3 million decline in gross profit as a result of the sale of TOG.

Gross profit for the six months ended June 30, 2017 decreased $1.0 million while gross margin percentage improved to 17.6% compared with 10.9% for the corresponding period in 2016. The decrease in gross profit for the six months ended June 30, 2017 resulted from a decrease in revenue and a $0.6 million decline in gross profit as a result of the sale of TOG in July 2016. Gross margin percentage for the six months ended June 30, 2017 increased as a result of $2.6 million of loss contract accruals that were recorded in the corresponding period in 2016.

Operating loss for the three months ended June 30, 2017 decreased $1.6 million. The increase in gross profit of $1.1 million accounted for most of the decrease in the operating loss. Operating expenses decreased by $0.5 million in 2017 as a result of the sale of TOG and lower wage expense partially offset by a $0.5 million increase in severance expense due to a reduction in our U.S. work force compared with the corresponding period in 2016.

Operating loss for the six months ended June 30, 2017 increased $0.1 million. Lower gross profit of $1.0 million was largely offset by a $0.9 million decrease in operating expenses largely from the sale of TOG in 2016 and lower wage expense partially offset by a $0.5 million increase in severance expense due to a reduction in our U.S. work force compared with the corresponding period in 2016.

Corporate

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Operating loss	(5,807)	(6,915)	(12,586)	(15,179)

Operating loss for the three and six months ended June 30, 2017 decreased $1.1 million and $2.6 million, respectively, compared with the corresponding periods in 2016 due primarily to a decrease in restatement expenses of $0.8 million and $2.0 million, respectively, due to the wind-down of restatement activities in conjunction with the filing of our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Report”) on March 15, 2017, which included the restatement of certain prior period financial results.

Other

Operating Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Selling and marketing expenses	$1,858	$2,639	$3,694	$5,217
General and administrative expenses	11,107	12,652	22,330	25,711
Restatement expenses	713	1,542	2,433	4,455
(Gain) loss on sale of business and net assets held for sale	—	8,193	(239)	8,193
Depreciation and amortization expenses	1,228	2,193	2,502	4,409
Total	$14,906	$27,219	$30,720	$47,985

Selling and Marketing Expenses.  Consolidated selling and marketing expenses include the costs associated with selling and marketing our products and services. Major components of these costs are personnel, sales commissions, sales promotion, advertising, literature, bidding, estimating and trade shows. Consolidated selling and marketing expenses for the three and six months ended June 30, 2017 decreased $0.8 million and $1.5 million, respectively, compared with the corresponding periods in 2016 due primarily to a decrease in labor expenses of $0.4 million and $1.1 million, respectively, and a decrease in incentive compensation of $0.4 million and $0.1 million, respectively. Additionally, for the six months ended June 30, 2017, travel and entertainment expenses decreased $0.2 million compared with the corresponding period in 2016.

General and Administrative Expenses.  Consolidated general and administrative expenses include general management, compensation and benefits of employees, officers and directors that are not direct costs of active projects, legal and professional fees and other general expenses, but not expenses incurred in connection with the restatement of our historical financial results and related matters. Consolidated general and administrative expenses for the three and six months ended June 30, 2017 decreased $1.6 million and $3.4 million, respectively, compared with the corresponding periods in 2016. The decrease in consolidated general and administrative expenses for the three and six months ended June 30, 2017 was due primarily to a decrease of $0.7 million and $1.6 million, respectively, in labor expenses, a decrease of $0.8 million and $1.0 million, respectively, in incentive compensation and a decrease of $0.2 million and $0.4 million, respectively, in travel and entertainment expenses compared with the corresponding periods in 2016. These decreases for the three and six months ended June 30, 2017 were partially offset by an increase in stock-based compensation expense of $0.3 million and $0.6 million, respectively, and an increase in bad debt expense of $0.2 million and $0.3 million, respectively, compared with the corresponding periods in 2016.

Restatement Expenses.  Restatement expenses for the three and six months ended June 30, 2017 decreased $0.8 million and $2.0 million, respectively, compared with the corresponding periods in 2016 due to the wind-down of restatement activities in conjunction with the filing of the 2015 Report, which included the restatement of certain prior period financial results. Restatement expenses primarily consisted of fees for legal and accounting services. We expect to continue to incur legal expenses in future periods, although at a lower level, in conjunction with the SEC investigation related to the restatement.

(Gain) Loss on Sale of Business and Net Assets Held for Sale.  Loss on sale of business and net assets held for sale for the three and six months ended June 30, 2017 decreased $8.2 million and $8.4 million, respectively, compared with the corresponding periods in 2016. In connection with our decision to sell Hetsco in June 2016, the net assets were adjusted to estimated fair value less estimated selling expenses, which resulted in a write-down of $8.2 million for each of the three and six months ended June 30, 2016. For the six months ended June 30, 2017, we recorded an adjustment that reduced the loss by $0.2 million. No such write-downs of net assets were recognized for the three and six months ended June 30, 2017.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses consist primarily of depreciation of fixed assets and amortization of definite-lived intangible assets and exclude amounts included in cost of revenue. Depreciation and amortization expenses for the three and six months ended June 30, 2017 decreased $1.0 million and $1.9 million, respectively, compared with the corresponding periods in 2016 due primarily to the decline in depreciable assets resulting from the sale of Hetsco in January 2017.

Other (Income) Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Interest expense, net	$2,108	$1,997	$3,816	$4,657
Foreign currency (gain) loss	301	(129)	457	179
Other (income) expense, net	1	64	—	59
Total	2,410	1,932	4,273	4,895

Total other expense, net, for the three and six months ended June 30, 2017 increased $0.5 million and decreased $0.6 million, respectively, compared with the corresponding periods in 2016. The increase in total other expense, net, for the three months ended June 30, 2017 was due to a $0.4 million loss on foreign currency and a $0.1 million increase in interest expense, net compared with the corresponding period in 2016. The decrease in total other expense, net, for the six months ended June 30, 2017 was due to a $0.8 million decrease in interest expense, net and a $0.3 million loss on foreign currency compared to the corresponding period in 2016.

Income Tax Expense (Benefit)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Income tax expense (benefit)	$541	$247	$(95)	$1,114

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

For the three and six months ended June 30, 2017, we recorded income tax expense of $0.5 million, or (5.6)% of pretax income, and income tax benefit of $0.1 million, or 0.3% of pretax income, respectively, compared with $0.2 million of income tax expense, or (1.2)% of pretax income and $1.1 million, or (3.9)% of pretax income, respectively, in the corresponding periods of 2016. The difference between our effective tax rate and the federal statutory tax rate for the three and six months ended June 30, 2017 and 2016 was related to the full valuation allowances recorded on our U.S. and certain foreign deferred tax assets and the income tax rate differential between our foreign jurisdictions in which we have taxable presences and the U.S. The increase in income tax provision for the three months ended June 30, 2017 compared with the corresponding period in 2016 was related to an increase in our foreign tax provision. The decrease in income tax provision for the six months ended

June 30, 2017 compared with the corresponding period in 2016 was related to a reduction in net deferred tax liabilities primarily from a $2.2 million decrease in indefinite-lived intangibles deferred tax liabilities that cannot be used to offset deferred tax assets subject to valuation allowance as a result of the disposition of Hetsco in the first quarter of 2017. This decrease for the six months ended June 30, 2017 was partially offset by a $0.6 million increase in foreign tax provision and a $0.4 million decrease in the release of uncertain tax liabilities related to expiring statutes of limitations compared with the corresponding period in 2016.

Liquidity and Capital Resources

During the first half of 2017, our principal sources of liquidity were cash on hand and borrowings under the Revolving Credit Facility and proceeds from the Centre Lane Facility. However, during the first five months of 2017 and throughout 2016, we were not in compliance with the covenants contained in the Revolving Credit Facility. During the first five months of 2017 and throughout 2016, our liquidity was constrained because effective July 22, 2016, the administrative agent under the Revolving Credit Facility exercised rights that enabled it to control certain of our accounts by implementing a cash dominion process to use receipts of collateral to directly pay down debt, while allowing us to borrow subject to certain restrictions. During this time, we generated additional liquidity through working capital management. Our principal uses of cash were to pay for customer contract-related material, labor and subcontract labor, operating expenses, interest expense on the Revolving Credit Facility, restatement-related expenses and capital assets.

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

Cash and Cash Equivalents

As of June 30, 2017, our operating unrestricted cash and cash equivalents increased $5.7 million to $8.5 million from $2.8 million as of December 31, 2016. The operating cash balance of $8.5 million as of June 30, 2017 consisted of $3.3 million of cash held in U.S. bank accounts and $5.2 million of cash held in non-U.S. bank accounts. We have funded our business objectives and operations through asset sales, net cash flows from operations and the proceeds from the Centre Lane Facility.

Our Credit Facilities

Revolving Credit Facility

On February 21, 2012, we entered into a $100.0 million Revolving Credit Facility with Wells Fargo Bank, National Association, as Administrative Agent, U.S. Bank National Association, as Syndication Agent and the various lending institutions party thereto. Effective December 17, 2013, we exercised our rights under the accordion feature pursuant to and in accordance with the terms of the Revolving Credit Facility and increased the revolving credit commitments available to us under the Revolving Credit Facility from $100.0 million to $150.0 million. We gave a first priority lien on substantially all of our assets as security for the Revolving Credit Facility, which had a maturity date of February 21, 2017 until that maturity date was extended to June 12, 2017. In mid-June 2017, we entered into the Centre Lane Facility; therefore; no amounts were outstanding under the Revolving Credit Facility as of June 30, 2017. As of December 31, 2016, we had $45.3 million of revolving credit loans outstanding under the Revolving Credit Facility, and we were not in compliance with the financial and certain other covenants. As a result of our non-compliance under the Revolving Credit Facility, on a number of occasions in 2016 and 2017, prior to refinancing the Revolving Credit Facility, we entered into amendments and limited waivers with our lenders, which were in effect until we refinanced the outstanding debt balance on the Revolving Credit Facility in June 2017.

Pursuant to the terms of such amendments and limited waivers, the Revolving Credit Facility provided total available commitments of $45.1 million and only allowed for borrowings up to a maximum of $31.6 million, exclusive of outstanding standby letters of credit, and other restrictions. Until we refinanced our debt in June 2017, the Revolving Credit Facility had a reduced revolving letter of credit facility of up to $13.5 million, which no longer provided access to multi-currency funds. Our ability to access the maximum amount of availability was dependent upon certain conditions as defined in the Revolving Credit Facility. We paid an unused line fee of 0.75% pursuant to the terms of the Revolving Credit Facility.

Until we refinanced our debt with Centre Lane, we were subject to interest rate changes on our LIBOR-based variable interest rate under the Revolving Credit Facility. During the first half of 2017, we borrowed $152.8 million on the Revolving Credit Facility, and we repaid $165.5 million. During the first half of 2016, we had no incremental borrowings on the Revolving Credit Facility, and we repaid $1.0 million.

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

The Centre Lane Facility also requires us to regularly provide financial information to the Lenders, as well as maintain certain total leverage ratios, fixed charge coverage ratios and minimum levels of liquidity beginning, September 30, 2018. Our capital expenditures are limited.

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

If an event of default occurs, the Lenders may, among other things, declare all borrowings to be immediately due and payable, together with accrued interest and fees, and exercise remedies under the collateral documents related to the Centre Lane Facility. As of June 30, 2017, we were in compliance with the covenants under the Centre Lane Facility.

The weighted average interest rate on borrowings under the Revolving Credit Facility and the Centre Lane Facility was 17.4% for the six months ended June 30, 2017.

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

The ABN AMRO Credit Facility is a Euro-denominated facility with an overdraft facility of EUR 1,000,000 and a contingent liability facility of EUR 13,000,000, under which letters of credit may be issued. Global Power Netherlands’ interest rate was 2.0% per annum at June 30, 2017, and it pays a facility fee of 0.25% per quarter. Proceeds of borrowings under the ABN AMRO Credit Facility may be used for Global Power Netherlands’ business activities. Global Power Netherlands has, by a right of pledge, given a first priority lien on substantially all of its assets as security for the ABN AMRO Credit Facility. The three entities that comprise Global Power Netherlands are jointly and severally liable under the ABN AMRO Credit Facility.

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

As of June 30, 2017, no overdraft amounts were outstanding under this facility, and Global Power Netherlands was in compliance with all covenants under the ABN AMRO Credit Facility.

In connection with the sale of substantially all of the operating assets and liabilities of our Mechanical Solutions segment on October 11, 2017, the ABN AMRO Credit Facility was assumed by the purchaser.

Letters of Credit and Bonds

In line with industry practice, we are often required to provide letters of credit and surety and performance bonds to customers. These letters of credit and bonds provide credit support and security for the customer if we fail to perform our obligations under the applicable contract with such customer. The interest rate on letters of credit issued under the Revolving Credit Facility letter of credit sublimit was 8.5% per annum at the time of the refinancing in mid-June 2017. To the extent that a letter of credit had an expiration date beyond the original Revolving Credit Facility maturity date of February 21, 2017, cash collateral of an amount equal to 105% of the face amount of such letter of credit was provided as security for all reimbursement and other letter of credit obligations. The Centre Lane Facility does not provide for letters of credit; therefore, we are currently unable to obtain new letters of credit.

As of June 30, 2017, we had $11.7 million outstanding standby letters of credit that were originally issued under the Revolving Credit Facility and $11.2 million outstanding under the ABN AMRO Facility. As of June 30, 2017, there were no amounts drawn upon these letters of credit. As of December 31, 2016, our outstanding standby letters of credit issued under the Revolving Credit Facility and our ABN AMRO facility were $11.8 million and $10.0 million, respectively.

As of June 30, 2017, we provided cash collateral of $12.2 million for letters of credit with expiry dates beyond the Revolving Credit Facility’s original maturity date. In addition, as of June 30, 2017, we had outstanding surety bonds on projects of $38.9 million. As of December 31, 2016, we provided cash collateral of $7.9 million for letters of credit with expiry dates beyond the Revolving Credit Facility’s original maturity date. In addition, as of December 31, 2016, we had outstanding surety bonds on projects of $32.7 million.

Deferred Financing Costs

Deferred financing costs are amortized over the terms of the related debt facilities using the effective yield method. We incurred no interest expense associated with the amortization of deferred financing costs on the Revolving Credit Facility for the three months ended June 30, 2017 and incurred less than $0.1 million for the six months ended June 30, 2017. For each of the three and six months ended June 30, 2016, total interest expense associated with the amortization of deferred financing costs on the Revolving Credit Facility was $0.1 million. Total interest expense associated with the amortization of deferred financing costs on the Centre Lane Credit Facility was less than $0.1 million for each of the three and six months ended June 30, 2017.

As of June 30, 2017, we had no unamortized deferred financing costs related to the Revolving Credit Facility. We had unamortized deferred financing costs of $4.9 million related to the Centre Lane Facility, which are included in long-term debt on the accompanying June 30, 2017 condensed consolidated balance sheet. We had unamortized deferred financing costs of less than $0.1 million related to the Revolving Credit Facility, which are included in other long-term assets on the accompanying December 31, 2016 consolidated balance sheet.

Working Capital

Working capital represents total current assets less total current liabilities. At June 30, 2017, our working capital decreased $28.0 million, or 34.6%, to $52.9 million from $80.9 million at December 31, 2016. Current assets decreased $20.6 million during the first half of 2017, driven primarily by a $22.8 million decrease in assets held for sale, which were sold in January 2017. Current liabilities increased $7.5 million during the first half of 2017 due primarily to a $1.5 million increase in accrued compensation and benefits, a $5.2 million increase in billings in excess of costs and estimated earnings and a $2.3 million increase in other current liabilities. These increases were partially offset by a $1.2 million decrease in liabilities related to assets held for sale.

Net Cash Flows

Our net consolidated cash flows consisted of the following for the six months ended June 30:

	Six Months Ended June 30,
Statement of Cash Flow Data (in thousands)	2017	2016
Cash flows provided by (used in):
Operating activities	$(5,759)	$(10,257)
Investing activities	17,029	(3,632)
Financing activities	(5,852)	(1,153)
Effect of exchange rate changes on cash	286	219
Net change in cash and cash equivalents	$5,704	$(14,823)

Our operating, investing and financing activities and the effect of exchange rate changes are described in more detail below.

Operating Activities

For the six months ended June 30, 2017 and 2016, net loss adjusted for noncash activities was $26.5 million and $14.3 million, respectively, and our working capital accounts provided $20.7 million and $4.1 million, respectively.

Investing Activities

During the first six months of 2017, we received $21.7 million from the sale of Hetsco, of which $1.5 million was held in escrow. During September 2017, $0.4 million was released from escrow to the purchaser as part of working capital adjustments.

Financing Activities

During the first six months of 2017, cash used for financing activities was $5.9 million. Repayment on the Revolving Credit Facility accounted for $165.5 million of the usage of cash, while proceeds from the Revolving Credit Facility and the Centre Lane Facility provided $161.6 million of cash. We also used cash for financing activities of $1.7 million in connection the refinancing of our long-term debt during the first half of 2017.

Effect of Exchange Rate Changes on Cash

For the six months ended June 30, 2017 and 2016, the effect of exchange rate changes increased cash $0.3 million and $0.2 million, respectively, primarily resulting from fluctuations in the Euro against the U.S. Dollar.

Dividends

We have not declared dividends since the first quarter of 2015 and do not anticipate declaring dividends in the near term. As of June 30, 2017, the terms of our Centre Lane Facility restricted our ability to pay dividends. In addition, the timing and amounts of any dividends would be subject to determination and approval by our Board of Directors. Dividends reported on the unaudited condensed consolidated statement of stockholders’ equity and the unaudited condensed consolidated statements of cash flows included in this Form 10-Q are related to dividends on unvested restricted stock awards and units granted under pre-2014 long-term incentive compensation plans and are not related to a declared dividend.

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

As of June 30, 2017, we had a contingent liability for issued and outstanding standby letters of credit, generally issued to secure performance on customer contracts. As of June 30, 2017, we had $11.7 million of outstanding standby letters of credit that were originally issued under the Revolving Credit Facility and $11.2 million outstanding under the ABN AMRO Facility. As of June 30, 2017, there were no amounts drawn upon these letters of credit.  In addition, as of June 30, 2017, we had outstanding surety bonds on projects of $38.9 million. Our subsidiaries also provide financial guarantees for certain contractual obligations in the ordinary course of business.

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

Item 4.     Controls and Procedures.

The Company has evaluated, under the supervision of the Company’s Co-Chief Executive Officers and Chief Financial Officer, the effectiveness of disclosure controls and procedures as of June 30, 2017. This is done in order to ensure that information the Company is required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Based on this evaluation, the Co-Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2017, due to the material weaknesses described in “Item 9A. Controls and Procedures” of the Company’s 2016 Form 10-K.

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

As discussed in “Item 9A. Controls and Procedures” of the 2016 Form 10-K, we have undertaken a broad range of remedial procedures to address material weaknesses in our internal control over financial reporting. These remedial procedures continued throughout the three and six months ended June 30, 2017 and will continue throughout the remainder of 2017.

While we continue to implement remediation efforts and design enhancements to our internal control procedures, we believe there were not any significant changes in internal controls implemented during the three and six months ended June 30, 2017.

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

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

Exhibit	Description

10.1	Form of Global Power Equipment Group Inc. Time-Based Restricted Share Unit Agreement (dated April 17, 2017).*
10.2	Form of Global Power Equipment Group Inc. Performance-Based Restricted Share Unit Agreement (dated April 17, 2017).*
10.3	Form of Global Power Equipment Group Inc. Cash-Based Award Agreement (dated April 17, 2017).*
31.1	Certification by the Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Co-Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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