Form 10-Q
period 2017-09-30
GLOBAL POWER EQUIPMENT GROUP INC.
filed 2018-01-31
CIK 1136294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of January 26, 2018, there were 17,946,386 shares of common stock of Global Power Equipment Group Inc. outstanding.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(in thousands, except share data)	2017	2016
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$8,203	$2,805
Restricted cash	12,070	8,765
Accounts receivable, net of allowance of $1,513 and $1,289, respectively	42,081	35,083
Inventories:
Raw material	604	657
Inventory reserve	(321)	(312)
Costs and estimated earnings in excess of billings	18,465	25,807
Other current assets	5,945	5,304
Current assets of discontinued operations	56,029	57,301
Assets held for sale-Hetsco	—	22,832
Total current assets	143,076	158,242

Property, plant and equipment, net	5,707	7,278
Goodwill	35,400	35,400
Intangible assets, net	22,826	24,801
Other long-term assets	600	626
Long-term assets of discontinued operations	—	8,016
Total assets	$207,609	$234,363

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$17,368	$13,470
Accrued compensation and benefits	10,093	8,560
Billings in excess of costs and estimated earnings	9,746	6,700
Accrued warranties	1,215	1,307
Current portion of long-term debt, net	10,190	—
Other current liabilities	22,664	19,357
Current liabilities of discontinued operations	27,136	26,797
Liabilities related to assets held for sale-Hetsco	—	1,151
Total current liabilities	98,412	77,342
Long-term debt, net	45,061	45,341
Deferred tax liabilities	15,791	17,019
Other long-term liabilities	2,331	2,509
Long-term liabilities of discontinued operations	2,985	5,018
Total liabilities	164,580	147,229
Commitments and contingencies (Note 7 and 9)
Stockholders’ equity:
Common stock, $0.01 par value, 170,000,000 shares authorized and 19,189,764 and 18,855,409 shares issued, respectively, and 17,801,095 and 17,485,941 shares outstanding, respectively	192	188
Paid-in capital	78,567	76,708
Accumulated other comprehensive loss	(6,626)	(9,513)
Retained earnings (deficit)	(29,090)	19,764
Treasury stock, at par (1,388,669 and 1,369,468 common shares, respectively)	(14)	(13)
Total stockholders’ equity	43,029	87,134
Total liabilities and stockholders’ equity	$207,609	$234,363

See accompanying notes to condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Revenue
Services	$39,040	$47,364	$138,253	$171,902
Electrical Solutions	11,590	18,682	35,669	58,521
Total revenue	50,630	66,046	173,922	230,423
Cost of revenue
Services	34,280	40,688	132,694	150,158
Electrical Solutions	17,475	16,070	45,205	53,947
Total cost of revenue	51,755	56,758	177,899	204,105

Gross profit (loss)	(1,125)	9,288	(3,977)	26,318

Selling and marketing expenses	995	1,382	2,872	4,551
General and administrative expenses	11,148	11,560	31,930	37,526
(Gain) loss on sale of business and net assets held for sale	—	9	(239)	8,202
Depreciation and amortization expense(1)	1,168	1,152	3,282	4,801
Total operating expenses	13,311	14,103	37,845	55,080

Operating income (loss)	(14,436)	(4,815)	(41,822)	(28,762)

Interest expense, net	3,639	1,774	7,583	6,408
Other (income) expense, net	(9)	(89)	(9)	11
Total other (income) expenses, net	3,630	1,685	7,574	6,419

Loss from continuing operations before income tax expense	(18,066)	(6,500)	(49,396)	(35,181)
Income tax expense (benefit)	317	266	(1,211)	1,154
Loss from continuing operations	(18,383)	(6,766)	(48,185)	(36,335)

Income (loss) from discontinued operations before income tax expense (benefit)	541	178	112	76
Income tax expense (benefit)	(855)	142	578	368
Income (loss) from discontinued operations	1,396	36	(466)	(292)

Net loss	$(16,987)	$(6,730)	$(48,651)	$(36,627)

Basic earnings (loss) per common share
Loss from continuing operations	$(1.04)	$(0.39)	$(2.74)	$(2.10)
Earnings (loss) from discontinued operations	0.08	—	(0.03)	(0.01)
Basic earnings (loss) per common share	$(0.96)	$(0.39)	$(2.77)	$(2.11)

Diluted earnings (loss) per common share
Loss from continuing operations	$(1.04)	$(0.39)	$(2.74)	$(2.10)
Earnings (loss) from discontinued operations	0.08	—	(0.03)	(0.01)
Diluted loss per common share	$(0.96)	$(0.39)	$(2.77)	$(2.11)

(1)

Excludes depreciation and amortization expense for the three months ended September 30, 2017 and 2016 of $0.2 million and $0.3 million, respectively, and for the nine months ended September 30, 2017 and 2016 of $0.6 million and $0.9 million, respectively, included in cost of revenue.

See accompanying notes to condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Net loss	$(16,987)	$(6,730)	$(48,651)	$(36,627)
Foreign currency translation adjustment	791	215	2,887	226
Comprehensive loss	$(16,196)	$(6,515)	$(45,764)	$(36,401)

See accompanying notes to condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
	Common Shares			Other
	$0.01 Per Share		Paid-in	Comprehensive	Retained	Treasury Shares
(in thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Total
Balance, December 31, 2016	18,855,409	$188	$76,708	$(9,513)	$19,764	(1,369,468)	$(13)	$87,134
Issuance of restricted stock units	334,355	4	(4)	—	—	—	—	—
Tax withholding on restricted stock units	—	—	(462)	—	—	(19,201)	(1)	(463)
Share-based compensation	—	—	2,131	—	—	—	—	2,131
Dividends	—	—	—	—	(9)	—	—	(9)
Net loss	—	—	—	—	(48,651)	—	—	(48,651)
Adoption of ASU 2016-09 (Note 3)			194	—	(194)	—	—	—
Foreign currency translation	—	—	—	2,887	—	—	—	2,887
Balance, September 30, 2017	19,189,764	$192	$78,567	$(6,626)	$(29,090)	(1,388,669)	$(14)	$43,029

See accompanying notes to condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2017	2016
Operating activities:
Net loss	$(48,651)	$(36,627)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net loss from discontinued operations	466	292
Deferred income tax expense (benefit)	(1,228)	1,047
Depreciation and amortization on plant, property and equipment and intangible assets	3,872	5,706
Amortization of deferred financing costs	526	173
Loss on disposals of property, plant and equipment	30	65
(Gain) loss on sale of business and net assets held for sale	(239)	8,202
Bad debt expense	190	(130)
Stock-based compensation	1,994	1,236
Payable-in-kind interest	2,004	—
Changes in operating assets and liabilities, net of business sold:
Accounts receivable	(7,988)	19,423
Inventories	63	116
Costs and estimated earnings in excess of billings	7,821	(6,604)
Other current assets	3,328	(944)
Other assets	3,507	62
Accounts payable	3,861	6,309
Accrued and other liabilities	1,978	766
Accrued warranties	(92)	(1,094)
Billings in excess of costs and estimated earnings	3,046	1,409
Net cash provided by (used in) operating activities, continuing operations	(25,512)	(593)
Net cash provided by (used in) operating activities, discontinued operations	6,534	6,261
Net cash provided by (used in) operating activities	(18,978)	5,668
Investing activities:
Proceeds from sale of business, net of restricted cash and transaction costs	20,206	—
Net transfers of restricted cash	(19)	(8,405)
Proceeds from sale of property, plant and equipment	—	19
Purchase of property, plant and equipment	(208)	(537)
Net cash provided by (used in) investing activities, continuing operations	19,979	(8,923)
Net cash provided by (used in) investing activities, discontinued operations	(56)	4,672
Net cash provided by (used in) investing activities	19,923	(4,251)
Financing activities:
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(463)	(231)
Debt issuance costs	(1,872)	—
Dividends paid	(9)	—
Proceeds from long-term debt	171,599	32,200
Payments of long-term debt	(165,515)	(48,097)
Net cash provided by (used in) financing activities, continuing operations	3,740	(16,128)
Net cash provided by (used in) financing activities, discontinued operations	—	—
Net cash provided by (used in) financing activities	3,740	(16,128)
Effect of exchange rate change on cash, continuing operations	—	—
Effect of exchange rate change on cash, discontinued operations	713	287
Effect of exchange rate change on cash	713	287
Net change in cash and cash equivalents	5,398	(14,424)
Cash and cash equivalents, beginning of year	2,805	22,239
Cash and cash equivalents, end of quarter	$8,203	$7,815

Supplemental Disclosures:
Cash paid for interest	$4,736	$4,873
Cash paid for income taxes, net of refunds	$1,259	$1,201
Noncash repayment of revolving credit facility	$(36,224)	$—
Noncash upfront fee related to senior secured term loan facility	$4,550	$—

See accompanying notes to condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) on a basis consistent with that used in the Annual Report on Form 10-K for the year ended December 31, 2016 filed by Global Power Equipment Group Inc. and its wholly owned subsidiaries (“Global Power,” “we,” “us,” “our” or the “Company”) with the United States (the “U.S.”) Securities and Exchange Commission (“SEC”) on September 12, 2017 (the “2016 Form 10-K”) and include all normal recurring adjustments necessary to present fairly the unaudited condensed consolidated balance sheets and statements of operations, comprehensive loss, cash flows and stockholders’ equity for the periods indicated. All significant intercompany transactions have been eliminated. These notes should be read in conjunction with the audited consolidated financial statements included in the 2016 Form 10-K. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine month periods are not necessarily indicative of the results to be expected for the full year.

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

For the three and nine months ended September 30, 2017, the Company had a net loss from continuing operations of $18.4 million and $48.2 million, respectively, and negative cash flows from continuing operations of $25.5 million for the nine months ended September 30, 2017. Historically, the Company has funded its operations through cash on hand, asset sales and draws against its $150.0 million revolving credit facility (as amended or supplemented from time to time, the “Revolving Credit Facility”), as necessary. As a result of the Company’s continued non-compliance with the financial and certain other covenants under the Revolving Credit Facility, in July 2016, the administrative agent exercised its rights and assumed control over certain of the Company’s accounts by implementing a cash dominion process that used receipts of collateral to directly pay down debt, while allowing the Company to continue to borrow, subject to certain restrictions. As a result of this action, the Company’s liquidity under the Revolving Credit Facility was severely constrained from that time until its termination in June 2017. Since June 2017, the Company’s liquidity has remained very constrained as a result of continued losses, inconsistent cash flows from operations and its inability to borrow additional amounts for short-term working capital needs or issue additional standby letters of credit.

During 2017, the following series of significant events occurred:

•	During the first four months of 2017, the Company repatriated $10.0 million in cash from its former Netherlands subsidiary.
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

Management, in conjunction with the Board of Directors of the Company, continues to assess and implement steps in its liquidity plan, which currently consists of the following. There is no assurance that the Company will be able to pursue these opportunities successfully.

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

NOTE 3—RECENT ACCOUNTING PRONOUNCEMENTS

New accounting pronouncements implemented by the Company during 2017 or requiring implementation in future periods are discussed below.

In the first quarter of 2017, the Company adopted Accounting Standards Update (“ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU is intended to simplify various aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. As a result of the adoption of ASU 2016-09, excess tax benefits and tax deficiencies associated with option exercises and vested share awards are now recognized as income tax benefit or expense in the consolidated statement of operations instead of in additional paid-in capital. The previously unrecognized excess tax benefits as of December 31, 2016 were recorded as a decrease to deferred tax assets. However, given the valuation allowance placed on the Company’s deferred tax assets, the recognition of excess tax benefits and tax deficiencies upon adoption did not have an impact on the Company’s retained earnings. As a result of adopting the new standard utilizing the modified retrospective approach, the Company’s deferred tax assets increased $2.6 million, with a corresponding increase in its valuation allowance. Additionally, the excess tax benefits are now presented as an operating activity on the consolidated statement of cash flows, rather than as a financing activity. The adoption of the guidance affecting the cash flow presentation did not have an impact on the Company’s consolidated statements of cash flows. The Company also elected to account for forfeitures as they occur, rather than estimate expected forfeitures. The adoption of this new guidance resulted in a cumulative-

effect adjustment of $0.2 million decrease to retained earnings as of January 1, 2017, related to the accounting for forfeitures using the modified retrospective method.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which provides new guidance for revenue recognized from contracts with customers and will replace the existing revenue recognition guidance. ASU 2014-09 requires that revenue be recognized at an amount the Company is entitled to upon transferring control of goods or services to customers, as opposed to when risks and rewards transfer to a customer. In July 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 by one year, making it effective for the interim reporting periods within the annual reporting period beginning after December 15, 2017. This standard may be applied on a retrospective basis to all prior periods presented or on a modified retrospective basis with a cumulative adjustment to retained earnings in the year of adoption. The Company anticipates adopting the standard using the modified retrospective method. Although the Company does not expect the adoption of ASU 2014-09 to have a material impact on its consolidated financial statements, it is still assessing the impact the adoption will have on its related disclosures and internal controls.

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

NOTE 4—CHANGES IN BUSINESS

Discontinued Operations

During the third quarter of 2017, the Company made the decision to exit and sell substantially all of the operating assets and liabilities of its Mechanical Solutions segment in an effort to reduce the Company’s outstanding term debt. The Company determined that the decision to exit this segment met the definition of a discontinued operation. As a result, this segment, including TOG Manufacturing Company, Inc. which, along with TOG Holdings, Inc., was sold in July 2016, has been presented as a discontinued operation for all periods presented. The Mechanical Solutions segment was the only component of the business that qualified for discontinued operations for all periods presented.

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

The Company’s gain on the sale of its Mechanical Solutions segment is currently being finalized for customary purchase price adjustments and will be included in discontinued operations in the consolidated statement of operations for the year ended December 31, 2017.

The following table presents a reconciliation of the carrying amounts of major classes of assets and liabilities of discontinued operations:

(in thousands)	September 30, 2017	December 31, 2016
Assets:
Accounts receivable	$17,301	$24,197
Inventories, net	3,779	3,583
Cost and estimated earnings in excess of billings	25,051	26,890
Other current assets	2,127	2,631
Current assets of discontinued operations*		57,301
Property, plant and equipment, net	5,230	5,318
Goodwill and other intangible assets	1,055	1,055
Other long-term assets	1,486	1,643
Long-term assets of discontinued operations*		8,016
Total assets of discontinued operations	$56,029	$65,317

Liabilities:
Accounts payable	$5,025	$5,606
Accrued compensation and benefits	1,894	2,080
Billings in excess of costs and estimated earnings	2,355	54
Accrued warranties	2,921	4,499
Other current liabilities	12,789	14,558
Other long-term liabilities	2,152	—
Current liabilities of discontinued operations	27,136	26,797
Other long-term Liabilities	—	1,841
Liability for uncertain tax positions	2,985	3,177
Long-term liabilities of discontinued operations	2,985	5,018
Total liabilities of discontinued operations	$30,121	$31,815

* The total assets of discontinued operations were classified as current on the September 30, 2017 condensed consolidated balance sheet because either the sale has subsequently occurred and proceeds were collected within one year or it is expected to occur.

The following table presents a reconciliation of the major classes of line items constituting the net income or loss from discontinued operations. In accordance with GAAP, the amounts in the table below do not include an allocation of corporate overhead.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Revenue	$16,262	$19,398	$50,841	$84,530
Cost of revenue	13,087	15,749	41,580	73,814
Selling and marketing expenses	690	744	2,507	2,792
General and administrative expenses	1,546	2,674	5,915	7,634
Other	398	53	727	214
Income (loss) from discontinued operations before income taxes	541	178	112	76
Income tax expense (benefit)	(855)	142	578	368
Income (loss) from discontinued operations	$1,396	$36	$(466)	$(292)

Disposition of Hetsco

In June 2016, the Company engaged a financial advisor to assist with the sale of its wholly owned subsidiary, Hetsco, Inc. (“Hetsco”), in order to pay down debt. Hetsco was previously included in the Services segment. In connection with the Company’s decision to sell Hetsco, the net assets were adjusted to estimated fair value less estimated selling expenses which resulted in a write-down of $8.3 million in 2016. The assets and liabilities of Hetsco were reclassified to “assets held for sale-Hetsco” and “liabilities related to assets held for sale-Hetsco,” respectively, in the consolidated balance sheet for December 31, 2016.

On January 13, 2017, the Company sold the stock of Hetsco for $23.2 million in cash, inclusive of working capital adjustments. After transaction costs and an escrow withholding of $1.5 million, the net proceeds of $20.2 million were used to reduce debt. In connection with the Company’s decision to sell Hetsco, the net assets were adjusted to estimated fair value less estimated selling expenses which, resulted in a write-down of $8.3 million in 2016. In the first quarter of 2017, the Company recorded a $0.2 million adjustment, which reduced the $8.3 million loss recorded in 2016. Hetsco was previously included in the Services segment.

The significant assets and liabilities of Hetsco as of December 31, 2016 were as follows:

(in thousands)	December 31, 2016
Accounts receivable	$4,739
Other assets	642
Property and equipment	1,230
Goodwill and other intangible assets	16,221
Assets held for sale-Hetsco	$22,832

Accounts payable	$355
Accrued liabilities	796
Liabilities related to assets held for sale-Hetsco	$1,151

A summary of Hetsco’s income (loss) before income taxes for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Income (loss) before income taxes	$—	$883	$489	$(7,156)

NOTE 5—EARNINGS PER SHARE

As of September 30, 2017, the Company’s 17,801,095 shares outstanding included 15,279 shares of contingently issued but unvested restricted stock. As of September 30, 2016, the Company’s 17,466,756 shares outstanding included 36,073 shares of contingently issued but unvested restricted stock. Restricted stock is excluded from the calculation of basic weighted average shares outstanding, but its impact, if dilutive, is included in the calculation of diluted weighted average shares outstanding.

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

Basic and diluted loss per common share from continuing operations are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Loss from continuing operations	$(18,383)	$(6,766)	$(48,185)	$(36,335)

Basic loss per common share:
Weighted average common shares outstanding	17,707,459	17,396,079	17,577,358	17,319,546

Basic loss per common share	$(1.04)	$(0.39)	$(2.74)	$(2.10)

Diluted loss per common share:
Weighted average common shares outstanding	17,707,459	17,396,079	17,577,358	17,319,546

Diluted effect:
Unvested portion of restricted stock units and awards	—	—	—	—
Weighted average diluted common shares outstanding	17,707,459	17,396,079	17,577,358	17,319,546

Diluted loss per common share	$(1.04)	$(0.39)	$(2.74)	$(2.10)

The weighted average number of shares outstanding used in the computation of basic and diluted earnings (loss) per share does not include the effect of the following potential outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Unvested service-based restricted stock units and awards	130,616	116,200	130,616	214,533
Unvested performance- and market-based restricted stock units	512,515	931,253	512,515	931,254
Stock options	122,000	122,000	122,000	122,000

NOTE 6—INCOME TAXES

The effective income tax rate for continuing operations for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Effective income tax rate for continuing operations	(1.8)%	(4.1)%	2.5%	(3.3)%

The effective income tax rate differs from the statutory federal income tax rate of 35% primarily because of the full valuation allowances recorded on the Company’s U.S. deferred tax assets.

For the three and nine months ended September 30, 2017, the Company recorded income tax expense from continuing operations of $0.3 million, or (1.8)% of pretax loss from continuing operations, and income tax benefit from continuing operations of $1.2 million, or 2.5% of pretax loss from continuing operations, respectively, compared with income tax expense from continuing operations of $0.3 million, or (4.1)% of pretax loss from continuing operations, and $1.2 million, or (3.3)% of pretax loss from continuing operations, respectively, in the corresponding periods in 2016. The decrease in income tax provision from continuing operations for the nine months ended September 30, 2017 compared with the corresponding period in 2016 was related to a reduction in net deferred tax liabilities primarily from a $2.2 million decrease in indefinite-lived intangibles deferred tax liabilities that cannot be used to offset deferred tax assets subject to valuation allowance as a result of the disposition of Hetsco in the first quarter of 2017.

As of September 30, 2017 and 2016, the Company would have needed to generate approximately $256.8 million and $202.5 million, respectively, of future financial taxable income to realize its deferred tax assets.

The Company withdrew the permanent reinvestment assertion of its foreign earnings from its Netherlands-based operations in the third quarter of fiscal 2015; therefore, the Company provided for U.S. income taxes on the earnings generated by its Netherlands-based operations, as well as recognition of a corresponding deferred tax liability. As of September 30, 2017, the Company does not have any undistributed earnings in any of its other foreign subsidiaries because all of their earnings were taxed as deemed dividends.

As of September 30, 2017, the Company provided for a total liability of $4.0 million, of which $1.4 million was related to our discontinued operations, and provided for a total liability as of December 31, 2016 of $4.2 million, of which $1.5 million was related to our discontinued operations, for unrecognized tax benefits related to various federal, foreign and state income tax matters, which was included in long-term deferred tax assets and other long-term liabilities. If recognized, the entire amount of the liability would affect the effective tax rate. As of September 30, 2017, the Company accrued approximately $1.9 million, of which $1.6 million was related to our discontinued operations, in other long-term liabilities for potential payment of interest and penalties related to uncertain income tax positions.

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Act includes numerous changes in existing tax law, including a permanent reduction in the U.S. federal corporate income tax rate from 35% to 21%. The rate reduction took effect on January 1, 2018.

In accordance with GAAP, the Company will revalue its net deferred tax liabilities at December 31, 2017. The Company estimates that this will result in a reduction in the value of its net deferred tax liabilities in the range of approximately $5.5 to $6.0 million, which reduction will be recorded as additional income tax benefit in the Company’s consolidated statement of operations for the fourth quarter of 2017. The Company’s revaluation of its deferred tax liabilities is subject to further clarification of the Act. As a result, the actual impact on the net deferred tax liabilities may vary from the estimated amount due to uncertainties in the Company’s preliminary review.

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

As a result of the refinancing, there were no amounts outstanding under the Revolving Credit Facility as of September 30, 2017. As of December 31, 2016, the Company had $45.3 million of revolving credit loans outstanding under the Revolving Credit Facility, and it was not in compliance with the financial and certain other covenants. As a result of the Company’s non-compliance under the Revolving Credit Facility, on a number of occasions in 2016 and 2017, prior to refinancing the Revolving Credit Facility, the Company entered into amendments and limited waivers with its lenders, which were in effect until the Company refinanced the outstanding debt balance on the Revolving Credit Facility in June 2017.

Pursuant to the terms of such amendments and limited waivers, immediately following the sale of Hetsco in January 2017 until we refinanced our debt in June 2017, the Revolving Credit Facility provided total commitments available to the Company of $45.1 million and only allowed for borrowings up to a maximum of $31.6 million, exclusive of outstanding standby letters of credit, as well as other restrictions. The Revolving Credit Facility had a reduced revolving letter of credit facility of up to $13.5 million and no longer provided access to multi-currency funds. The Company paid an unused line fee of

0.75% pursuant to the terms of the Revolving Credit Facility.

The Company was subject to interest rate changes on its London Interbank Offered Rate (“LIBOR”) based borrowings under the Revolving Credit Facility. During the first nine months of 2017, the Company borrowed $152.8 million on the Revolving Credit Facility, and it repaid $165.5 million. As a result of the subsequent refinancing, the outstanding debt balance was classified as long-term debt on the Company’s condensed consolidated balance sheets as of December 31, 2016. During the first nine months of 2016, the Company borrowed $32.2 million on the Revolving Credit Facility, and it repaid $48.1 million.

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

The Initial Centre Lane Facility provides for an initial loan in an aggregate principal amount of $45.0 million, and the Centre Lane Amendment provides for a First-Out Loan, for an additional aggregate principal amount of $10.0 million. The Initial Centre Lane Facility has a maturity date of December 16, 2021. The First-Out Loan has a maturity date of September 30, 2018.

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

Borrowings under the Centre Lane Facility initially bear interest at LIBOR plus the sum of 9% per year, payable in cash, plus 10% PIK interest. Cash interest is payable monthly, and the PIK interest accrues to and increases the principal balance on a monthly basis. Starting on January 1, 2018, the PIK interest rate will increase to 15% per year, unless the Company elects to make a prepayment of $25.0 million on the principal. The cash interest rate will remain unchanged.

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

The Centre Lane Facility also requires the Company to regularly provide financial information to the Lenders, as well as maintain certain total leverage ratios, beginning on September 30, 2018, and fixed charge coverage ratios, beginning on March 31, 2019. The Company’s capital expenditures are also limited.

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

If an event of default occurs, the Lenders may, among other things, declare all borrowings to be immediately due and payable, together with accrued interest and fees, and exercise remedies under the collateral documents related to the Centre Lane Facility. During the third quarter of 2017, the Company made the decision to exit and sell substantially all of the operating assets and liabilities of its Mechanical Solutions segment in an effort to reduce the Company’s outstanding term debt. As an initial step in this plan, the Company filed a certificate of dissolution and dissolved its wholly owned inactive subsidiary, Braden Construction Services, Inc. on September 5, 2017. As a result of this dissolution, the Company was in violation of one of its covenants under the Center Lane Facility as of September 30, 2017. On January 9, 2018, the Company entered into a second limited waiver and third amendment to the Centre Lane Facility which waived the event of default caused by the dissolution and extended the first required date for the Company to satisfy the fixed charge coverage ratios to March 31, 2019.

The following table summarizes the Company’s long-term debt with Centre Lane:

(in thousands)	As of September 30, 2017
Current portion of term loan	$11,555
Unamortized deferred financing costs	(1,365)
Current portion of long-term debt, net	10,190

Term loan, due 2021	49,711
Unamortized deferred financing costs	(4,650)
Long-term debt, net	45,061

Total term loan, net	$55,251

The weighted average interest rate on borrowings under the Revolving Credit Facility and the Centre Lane Facility was 18.7% for the nine months ended September 30, 2017.

European Credit Facility:  On June 13, 2008, Braden-Europe B.V., Global Power Professional Services Netherlands B.V. and Global Power Netherlands B.V. (collectively, “Global Power Netherlands”) entered into a EUR 14,000,000 Credit Facility with an overdraft facility of EUR 1,000,000 and a contingent liability facility of EUR 13,000,000, under which letters of credit could be issued (as continued, amended or supplemented from time to time, the “ABN AMRO Credit Facility”) with ABN AMRO Bank N.V. The ABN AMRO Credit Facility automatically renewed each year on the same terms and conditions, so long as certain financial conditions were satisfied. In connection with the sale of substantially all of the operating assets and liabilities of the Company’s Mechanical Solutions segment on October 11, 2017, which included Global Power Netherlands, the ABN AMRO Credit Facility was assumed by the purchaser.

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

As of September 30, 2017, the Company had $9.6 million outstanding standby letters of credit that were originally issued under the Revolving Credit Facility and there were no amounts drawn upon these letters of credit. In addition, as of September 30, 2017, the Company had outstanding surety bonds on projects of $31.6 million. The Centre Lane Facility does not provide for letters of credit; therefore, the Company is currently unable to obtain new letters of credit.

Deferred Financing Costs:  Deferred financing costs are amortized over the terms of the related debt facilities using the effective yield method. The Company did not incur any interest expense associated with the amortization of deferred financing costs on the Revolving Credit Facility for the three months ended September 30, 2017 and incurred less than $0.1 million for the nine months ended September 30, 2017. Total interest expense associated with the amortization of deferred financing costs on the Company’s Revolving Credit Facility was less than $0.1 million for the three months ended September 30, 2016 and was $0.2 million for the nine months ended September 30, 2016. Total interest expense associated with the amortization of deferred financing costs on the Centre Lane Facility was $0.4 million and $0.5 million for the three and nine months ended September 30, 2017, respectively.

As of September 30, 2017, the Company did not have any unamortized deferred financing costs related to the Revolving Credit Facility. The Company had total unamortized deferred financing costs of $6.0 million related to the Centre Lane Facility, of which $1.4 million was included in current portion of long-term debt, net and $4.6 million was included in long-term debt, net on the accompanying September 30, 2017 condensed consolidated balance sheet. The Company had unamortized deferred financing costs of less than $0.1 million related to the Revolving Credit Facility, which were included in other long-term assets on the accompanying December 31, 2016 condensed consolidated balance sheet.

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

The Company’s financial instruments as of September 30, 2017 and December 31, 2016 consisted primarily of cash and cash equivalents, restricted cash, receivables, payables and debt instruments. The carrying values of these financial instruments approximate their respective fair values, as they are either short-term in nature or carry interest rates that are periodically adjusted to market rates. The foreign currency forward exchange contracts previously disclosed in the Company’s Quarterly Reports on Form 10-Q for the first and second quarter of 2017 and in the 2016 Form 10-K were held by its discontinued operations..

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

A putative shareholder class action, captioned Budde v. Global Power Equipment Group Inc., is pending in the U.S. District Court for the Northern District of Texas naming the Company and certain former officers as defendants. This action and another action were filed in May and June of 2015, and in July of 2015 the court consolidated the two actions. On May 1, 2017, the lead plaintiff filed a second consolidated amended complaint that names the Company and three of its former officers as defendants. It alleges violations of the federal securities laws arising out of matters related to the Company’s restatement of certain financial periods and claims that the defendants made material misrepresentations and omissions of material fact in certain public disclosures during the putative class period in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5, as promulgated thereunder. The plaintiffs seek class certification on behalf of persons who acquired the Company’s stock between September 7, 2011 and May 6, 2015, monetary damages of “more than $200 million” on behalf of the putative class and an award of costs and expenses, including attorneys’ fees and experts’ fees. The Company intends to defend against this action. On June 26, 2017, the Company and the individual defendants filed a motion to dismiss the complaint. On August 23, 2017, the lead plaintiff filed its opposition to that motion. On September 22, 2017, defendants filed their reply brief in further support of their motion to dismiss. On December 27, 2017, the court issued a memorandum opinion and order granting the motion to dismiss, allowing the plaintiffs until January 15, 2018 to file an amended complaint. The court found that, with respect to each of the defendants, plaintiffs failed to plead facts supporting a strong inference of scienter, or the required intent to deceive, manipulate or defraud, or act with severe recklessness. On January 15, 2018, the plaintiffs filed their third amended complaint, which the Company is currently evaluating with counsel. Litigation is subject to many uncertainties, and the outcome of this action is not predictable with assurance. At this time, the Company is unable to predict the possible loss or range of loss, if any, associated with the resolution of this litigation, or any potential effect such may have on the Company or its business or operations.

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

Contingencies:  During 2014, the Company entered into an agreement with a partner in connection with a power plant equipment installation project. The agreement contains certain performance liquidated damage clauses in favor of the customer. While the Company believes its performance in the project met its direct contractual obligations, it nonetheless has joint and several liability for other aspects of the overall project performance. Therefore, it is possible, though unlikely, that the Company will not incur any liability for performance related issues under the contract. The Company currently estimates that the most likely range of potential liability arising from the contractual provisions described above will be between $4.9 million to $31.3 million. The maximum liability under the terms of the agreement is $33.0 million less the $1.7 million in liquidated damages that the Company has already incurred. The minimum liability per the agreement is 20 percent of the total contract value less the $1.7 million in liquidated damages that the Company has already incurred. Because the Company does not believe any amount in that $4.9 million to $31.3 million range is a better estimate than any other amount, it had accrued the minimum amount in the range as of both September 30, 2017 and December 31, 2016. The accrual for this matter is included in other current liabilities on the condensed consolidated balance sheets for the periods presented.

In an effort to provide uninterrupted customer service, the Company has from time to time performed additional work under contracts without first obtaining the requisite customer approvals for change orders per the contract terms. In the event the customer subsequently disputes the change orders, they become claims under U.S. GAAP with strict criteria which must be met prior to recognizing revenue. Therefore, the Company defers recognizing revenue related to unsigned disputed change orders until the dispute is resolved. Since U.S. GAAP requires the Company to recognize the cost of performing the work covered by the change orders at the time of incurrence, to the extent the Company is able to resolve the disputes and recognize revenue in a future period, that revenue will have a 100% gross margin associated with it in that future period. As of September 30, 2017, the Company has deferred recognizing revenue on $22.9 million of unsigned, disputed change orders. The amount which the Company will ultimately be able to recognize in revenue is not reasonably estimable at this point in time and the amount recognized, if any, could be substantially less than the amount of the unsigned, disputed change orders.

Loss Contract Accruals: Estimated losses on uncompleted contracts are recognized in the earliest open period in which they first become known. As of September 30, 2017, the Company recorded an accrual of $12.9 million for loss contracts, which is included in other current liabilities on its condensed consolidated balance sheet.

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

A reconciliation of the changes to the Company’s warranty reserve during the nine month period ended September 30, 2017 is as follows:

(in thousands)	September 30, 2017
Balance at the beginning of the period	$1,307
Provision for the period	821
Settlements made (in cash or in kind) for the period	(913)
Balance at the end of the period	$1,215

NOTE 10—STOCK-BASED COMPENSATION PLANS

During the first nine months of 2017, service-based restricted stock units totaling 295,376 were granted to employees at a grant date fair value of $4.30 per share. Restricted stock units granted to employees in 2017 generally vest over a period of two years. The fair value of restricted stock units represents the closing price of the Company’s common stock on the date of grant.

During the first nine months of 2017, performance-based restricted stock units totaling 332,469 were awarded to employees at a grant date fair value of $4.67 per share. The 2017 performance-based restricted stock units contain performance conditions based on either a two year relative total shareholder return goal or a stock price goal. These restricted stock units will vest at the end of the two year relative total shareholder return performance period. However, if the relative total shareholder return goal is not met, then the restricted stock units will vest on the later of the last day of the performance period or the date that the stock price is achieved. The share price goal will be met if the Company’s common stock price per share equals or exceeds $6.00 for any period of 30 consecutive trading days during the three-year period ending on March 31, 2020. The fair value of the performance-based restricted stock units is estimated using the Monte Carlo simulation model.

The 2017 service-based and performance-based restricted stock units discussed above have the potential to be settled in cash or other assets if our shareholders do not approve additional shares under the Company’s 2015 Equity Incentive Plan. Therefore, the fair value of these units is re-measured each reporting period. As of September 30, 2017, the Company had a $0.5 million liability related to these units which was included in other long-term liabilities on the Company’s condensed consolidated balance sheet.

During the first nine months of 2017, cash-based awards totaling $0.9 million were awarded to employees. The cash-based awards granted to employees generally vest over a period of two years and are accounted for as liability awards.

During the first nine months of 2017, service-based and performance-based restricted stock units of 46,600 and 27,000, respectively, were granted to certain employees outside of the 2015 Equity Incentive Plan. These restricted stock units generally vest over a period of two years and will be settled in common stock. Therefore, these restricted stock units are accounted for as equity awards.

Total stock-based compensation expense for the three months ended September 30, 2017 and 2016 was $0.4 million and $0.1 million, respectively, and $2.0 million and $1.2 million for the nine months ended September 30, 2017 and 2016, respectively, and was included in general and administrative expenses on the Company’s condensed consolidated statement of operations.

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

During the third quarter of 2017, the Company made the decision to exit its Mechanical Solutions segment and determined that the decision to exit this segment met the definition of a discontinued operation. As a result, as of September 30, 2017, the Company structured its business into the following two reporting segments: Services and Electrical Solutions. See “Item 1. Business” in the Company’s 2016 Form 10-K for more information about the Services and Electrical Solutions reporting segments, including types of products and services from which each reporting segment derives its revenue. Corporate includes expenses related to the Company’s corporate headquarters and interest expense related to its long-term debt.

The operations of the Mechanical Solutions segment have been classified as discontinued operations in the consolidated statement of operations. See “Note 4—Changes in Business” for additional information.

The Company uses operating income (loss) to compare and evaluate the financial performance of its reporting segments. The accounting policies for the Company’s reporting segments are the same as those described in “Note 3—Summary of Significant Accounting Policies” of the audited consolidated financial statements included in the Company’s 2016 Form 10-K.

The following tables present certain financial information from continuing operations by reportable segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
External Revenue (in thousands)	2017	2016	2017	2016
Services	$39,040	$47,364	$138,253	$171,902
Electrical Solutions	11,590	18,682	35,669	58,521
Total external revenue	$50,630	$66,046	$173,922	$230,423

For each of the three and nine months ended September 30, 2017 and 2016, the Company had no inter-segment revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
Depreciation and Amortization (1) (in thousands)	2017	2016	2017	2016
Services	$125	$155	$371	$1,765
Electrical Solutions	869	1,106	2,724	3,214
Corporate	360	220	777	727
Total depreciation and amortization	$1,354	$1,481	$3,872	$5,706

(1)

Depreciation and amortization included in cost of revenue for the three months ended September 30, 2017 and 2016 was $0.2 million and $0.3 million, respectively, and for the nine months ended September 30, 2017 and 2016 was $0.6 million and $0.9 million, respectively.

A reconciliation of total segment operating income (loss) from continuing operations to loss from continuing operations before income tax is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Income (Loss) (in thousands)	2017	2016	2017	2016
Services	$1,405	$1,556	$(4,716)	$(3,625)
Electrical Solutions	(8,594)	242	(16,931)	(2,947)
Corporate	(7,247)	(6,613)	(20,175)	(22,190)
Operating (loss) income	(14,436)	(4,815)	(41,822)	(28,762)

Interest expense, net	3,639	1,774	7,583	6,408
Other (income) expense, net	(9)	(89)	(9)	11
Loss from continuing operations before income tax	$(18,066)	$(6,500)	$(49,396)	$(35,181)

A reconciliation of segment assets to total assets is as follows:

	September 30,	December 31,
Assets (in thousands)	2017	2016
Services	$86,926	$111,792
Electrical Solutions	36,237	38,435
Corporate	28,417	18,819
Total assets*	$151,580	$169,046

*Excludes total assets from discontinued operations of $56.0 million at September 30, 2017 and $65.3 million at December 31, 2016.

Total assets in the Services segment as of September 30, 2017 and December 31, 2016 included amounts related to subcontracts with Westinghouse Electric Company, LLC (“Westinghouse”) for two nuclear power plant projects. On March 29, 2017, Westinghouse filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, Southern District of New York.

As of September 30, 2017, the Company was due $8.7 million for pre-petition services rendered to Westinghouse on the two projects. In November 2017, pursuant to agreements with the owners of both projects, the Company received a partial payment of $6.4 million for pre-petition services. Based on the Company’s evaluation of available information, it expects the remaining amount outstanding for pre-petition services of $2.3 million to be recoverable. The Company has filed mechanic’s liens in Georgia against the property of the owners of the project for the remainder of the amount due for pre-petition services rendered to Westinghouse.

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

NOTE 12—SUBSEQUENT EVENTS

In January 2018, the Company entered into a second limited waiver and third amendment to the Centre Lane facility which waived the event of default caused by the dissolution of an inactive subsidiary and extended the first required date for the Company to satisfy the fixed charge coverage ratios to March 31, 2019. See “Note 7—Debt” for additional information on the Centre Lane facility.

In December 2017, the Company received a memorandum opinion and order from the U.S. District Court for the Northern District of Texas related to its putative shareholder class action lawsuit. The memorandum opinion and order granted the Company’s motion to dismiss and allowed the plaintiffs to file an amended complaint by January 15, 2018. The court found that, with respect to each of the defendants, plaintiffs failed to plead facts supporting a strong inference of scienter, or the required intent to deceive, manipulate or defraud, or act with severe recklessness. On January 15, 2018, the plaintiffs filed their third amended complaint, which the Company is currently evaluating with counsel. See “Note 9—Commitments and Contingencies” for additional information.

In November 2017, the Company received a payment of $6.4 million for amounts due from Westinghouse. See “Note 11—Segment Information” for additional information.

In October 2017, the Company sold substantially all of the operating assets and liabilities of its Mechanical Solutions segment for approximately $43.3 million in cash, subject to certain customary working capital adjustments. Approximately $0.2 million was withheld and placed in escrow to satisfy certain indemnification obligations. The full amount is eligible for release after one year. The Company used $34.0 million of the net proceeds to repay debt under the Centre Lane Facility. The remaining proceeds were used for general working capital requirements. In addition, on October 31, 2017, the Company completed the sale of its manufacturing facility in Mexico and auctioned the remaining production equipment and other assets for net proceeds of $3.6 million. Net proceeds of $1.9 million from the sale of the facility and equipment were used to reduce debt, and the remainder was used to fund working capital requirements. The facility was included in the Company’s Mechanical Solutions reporting segment. As a result of these disposals, the Mechanical Solutions segment has been presented as a discontinued operation for all periods presented.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Form 10-Q”) and its exhibits contain or incorporate by reference various forward-looking statements that express a belief, expectation or intention or are otherwise not statements of historical fact. Forward-looking statements generally use forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast” and other words that convey the uncertainty of future events or outcomes. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. Investors should not place undue reliance on any of these forward-looking statements. Except as required by law, we undertake no obligation to further update any such statements, or the risk factors described in our 2016 Form 10-K under the heading “Item 1A. Risk Factors,” to reflect new information, the occurrence of future events or circumstances or otherwise. Forward-looking statements may include information concerning the following, among other items:

•	our high level of indebtedness;
•	our ability to make interest and principal payments on our debt and satisfy the other covenants contained in the Centre Lane Facility;
•	our ability to enter into new lending facilities and to access letters of credit;
•	our ability to generate sufficient cash resources to continue funding operations;
•	our pending putative securities class action;
•	the SEC Division of Enforcement’s pending formal investigation into possible securities law violations by the Company;
•	our material weaknesses in internal control over financial reporting and our ability to maintain effective controls over financial reporting in the future;
•	changes in our senior management, financial reporting and accounting teams;
•	our ability to timely prepare and file our periodic reports;
•	our ability to comply with certain financial covenants of our debt obligations;
•	a failure to implement our business strategies, including our potential inability to successfully divest additional assets to reduce our debt;
•	a failure to realize operating and growth initiatives and opportunities;
•	our competitive position;
•	market outlook and trends in our industry;
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

The following discussion provides an analysis of the results of continuing operations for each of our business segments, an overview of our liquidity and capital resources and other items related to our business. During the third quarter of 2017, we made the decision to exit our Mechanical Solutions segment and determined that the decision to exit this segment met the definition of a discontinued operation. As a result, this segment has been presented as a discontinued operation for all periods presented. In October 2017, we sold substantially all of the operating assets and liabilities of our Mechanical Solutions segment, including our manufacturing facility in Mexico. Unless otherwise specified, the financial information and discussion in this Form 10-Q is as of September 30, 2017 and is based on our continuing operations; it excludes any results of our discontinued operations and does not reflect the subsequent sale of our Mechanical Solutions segment. See “Note 12—Subsequent Events” for additional information on the sale of our Mechanical Solutions segment. This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Form 10-Q and our audited consolidated financial statements and notes thereto included in our 2016 Form 10-K.

Backlog

Our backlog consists of firm orders or blanket authorizations from our customers. Backlog may vary significantly from reporting period to reporting period due to the timing of customer commitments. The time between receipt of an order and actual completion, or delivery, of our products and services varies from a few weeks to a year or more.

We add a booking to our backlog for Electrical Solutions segment orders when we receive a purchase order or other written contractual commitment from a customer. We reduce backlog as revenue is recognized or upon cancellation.

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

The following table summarizes our backlog, by segment:

	September 30,	December 31,
(in thousands)	2017	2016
Services	$118,339	$138,567
Electrical Solutions	54,880	55,891
Total	$173,219	$194,458

Services.    Backlog as of September 30, 2017 decreased $20.2 million from December 31, 2016. The decline was driven primarily by the completion of the spring outage work related to a maintenance and modification contract, accounting for $18.3 million of the decline. Backlog also decreased $12.0 million as a result of the completion of several non-recurring fixed-price nuclear projects. Additionally, we are currently performing services on a one-time non-nuclear industrial project, which resulted in a decline of $7.2 million. These declines were partially offset by additional volume related to our nuclear coatings contract for construction activities at Plant Vogtle Units 3 and 4, which accounted for $19.1 million of incremental backlog. The owners of Plant Vogtle Units 3 and 4 received unanimous approval from the Georgia Public Service Commission on December 21, 2017 to complete the construction of these two projects.

Electrical Solutions.  Backlog as of September 30, 2017 remained relatively consistent with backlog as of December 31, 2016.

Results of Operations

The following summary and discussion of our results of operations is based on our continuing operations and excludes any results of our discontinued operations.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Revenue:
Services	$39,040	$47,364	$138,253	$171,902
Electrical Solutions	11,590	18,682	35,669	58,521
Total revenue	50,630	66,046	173,922	230,423
Cost of revenue:
Services	34,280	40,688	132,694	150,158
Electrical Solutions	17,475	16,070	45,205	53,947
Total cost of revenue	51,755	56,758	177,899	204,105
Gross profit (loss)	(1,125)	9,288	(3,977)	26,318
Gross profit percentage	(2.2)%	14.1%	(2.3)%	11.4%
Selling and marketing expenses	995	1,382	2,872	4,551
General and administrative expenses	10,511	10,428	28,860	31,939
Restatement expenses	637	1,132	3,070	5,587
(Gain) loss on sale of business and net assets held for sale	—	9	(239)	8,202
Depreciation and amortization expense(1)	1,168	1,152	3,282	4,801
Total operating expenses	13,311	14,103	37,845	55,080
Operating (loss) income	(14,436)	(4,815)	(41,822)	(28,762)

Interest expense, net	3,639	1,774	7,583	6,408
Other (income) expense, net	(9)	(89)	(9)	11
Loss from continuing operations before income tax	(18,066)	(6,500)	(49,396)	(35,181)
Income tax expense (benefit)	317	266	(1,211)	1,154
Loss from continuing operations	$(18,383)	$(6,766)	$(48,185)	$(36,335)

(1)

.Excludes depreciation and amortization expense for the three months ended September 30, 2017 and 2016 of $0.2 million and $0.3 million, respectively, and for the nine months ended September 30, 2017 and 2016 of $0.6 million and $0.9 million, respectively, included in cost of revenue.

Segment Operating Data

Services

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Revenue	$39,040	$47,364	$138,253	$171,902
Gross profit	4,760	6,676	5,559	21,744
Operating income (loss)	1,405	1,556	(4,716)	(3,625)

Revenue for the three months ended September 30, 2017 decreased $8.3 million compared with the corresponding period in 2016 due primarily to the divestiture of Hetsco on January 13, 2017, which accounted for $6.3 million of the decrease in revenue. Additionally, the timing of the completion of several fixed-price nuclear projects resulted in a $2.7 million decline in revenue for the three months ended September 30, 2017 compared with the corresponding period in 2016.

Revenue for the nine months ended September 30, 2017 decreased $33.6 million compared with the corresponding period in 2016. The completion of construction and support services for the restart of a new build nuclear reactor in 2016 resulted in a $26.6 million decrease in revenue for the nine months ended September 30, 2017. Additionally, the timing of the completion of several large non-recurring fixed-price nuclear projects resulted in an $18.7 million decline in revenue and the divestiture of Hetsco resulted in a $15.0 million decrease in revenue for the nine months ended September 30, 2017 compared with the corresponding period in 2016. These declines in revenue for the nine months ended September 30, 2017 compared with the corresponding period in 2016 were partially offset by a $20.0 million increase in revenue due to the timing of a scheduled outage related to a maintenance and modification contract. In addition, an increase in volume associated with a nuclear construction site contributed $9.1 million of incremental revenue for the nine months ended September 30, 2017 compared with the corresponding period in 2016.

Gross profit for the three months ended September 30, 2017 decreased $1.9 million compared with the corresponding period in 2016 due primarily to the divestiture of Hetsco, which accounted for $2.0 million of the decrease in gross profit. Gross margin for the three months ended September 30, 2017 was 12.2% compared with 14.1% for the corresponding period in 2016. The 2017 period includes $5.1 million of zero margin revenue associated with estimated loss contracts which decreased the gross margin by 180 basis points. The $5.1 million of zero margin revenue is a result of recognizing revenue under percentage-of-completion contracts that we have previously estimated to be loss contracts and for which we have previously recognized the total estimated loss.

Gross profit for the nine months ended September 30, 2017 decreased $16.2 million compared with the corresponding period in 2016 due primarily to incremental estimated losses on certain contracts, which resulted in a $10.5 million decrease in gross profit ($13.1 million of losses in 2017 compared with $2.6 million in 2016). The losses for the nine months ended September 30, 2017 arose from our performance of work under unsigned (and subsequently disputed) change orders. While we may be able to recognize revenue related to such amounts in future periods, we do not currently meet the criteria to do so. See “Note 9—Commitments and Contingencies” for further discussion of unsigned change orders. Additionally, gross profit for the nine months ended September 30, 2017 decreased $5.0 million as a result of the divestiture of Hetsco and decreased $2.1 million as a result of the timing of completion of construction and support services in 2016 for the restart of a new build nuclear reactor. These declines were partially offset by an increase in gross profit for the nine months ended September 30, 2017 of $1.3 million as a result of the timing of a scheduled outage related to a maintenance and modification contract.

Operating income for the three months ended September 30, 2017 decreased $0.2 million compared with the corresponding period in 2016 on a $1.9 million decrease in gross profit. Substantially offsetting the decrease in gross profit for the three months ended September 30, 2017 compared with the corresponding period in 2016 was a $1.1 million decrease in operating expenses due to the divestiture of Hetsco and a $0.7 million decrease in operating expenses as a result of a reorganization of the Williams business unit (which is comprised of Williams Industrial Services Group, LLC, Williams Plant Services, LLC, Williams Specialty Services, LLC and Williams Industrial Services, LLC).

Operating loss for the nine months ended September 30, 2017 increased $1.1 million compared with the corresponding period in 2016 on a $16.2 million decrease in gross profit. Substantially offsetting the decrease in gross profit for the nine months ended September 30, 2017 compared with the corresponding period in 2016 was a $12.6 million decrease in operating expenses due to the divestiture of Hetsco, including an $8.2 million loss recorded in the second quarter of 2016 related to a write-down of Hetsco’s net assets held for sale. In addition, we reorganized the Williams business unit, which resulted in a $2.3 million decrease in operating expenses for the nine months ended September 30, 2017 compared with the corresponding period in 2016.

Electrical Solutions

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Revenue	$11,590	$18,682	$35,669	$58,521
Gross profit (loss)	(5,885)	2,612	(9,536)	4,574
Operating income (loss)	(8,594)	242	(16,931)	(2,947)

Revenue for the three months ended September 30, 2017 decreased $7.1 million compared with the corresponding period in 2016. The decrease in revenue for the three months ended September 30, 2017 was driven partially by the loss of a major customer following the closure of our Chattanooga, Tennessee plant in the fourth quarter of 2016. The closure of our Chattanooga, Tennessee plant and the subsequent loss of our customer resulted in a $5.8 million negative impact on revenue for the three months ended September 30, 2017 compared with the corresponding period in 2016. Additionally, revenue for the three months ended September 30, 2017 decreased $1.3 million compared with the corresponding period in 2016 due to normal variances in period-to-period project completions along with delays in completing projects at our Houston, Texas facility.

Revenue for the nine months ended September 30, 2017 decreased $22.9 million compared with the corresponding period in 2016. The closure of our Chattanooga, Tennessee plant in the fourth quarter of 2016 and the subsequent loss of our customer resulted in a $15.6 million negative impact on revenue for the nine months ended September 30, 2017 compared with the corresponding period in 2016. Additionally, revenue for the nine months ended September 30, 2017 decreased $7.3 million compared with the corresponding period in 2016 due to a reduction in volume, which was largely due to delays in completing projects at our Houston, Texas facility.

Gross profit for the three months ended September 30, 2017 decreased $8.5 million compared with the corresponding period in 2016, $2.0 million of which was due to the $7.1 million decrease in revenue discussed above. In addition, changes in estimated losses on certain contracts were recorded in the earliest open period impacted and resulted in a decrease in gross profit of $6.4 million for the three months ended September 30, 2017 compared with the corresponding period in 2016. We accrued $7.4 million for loss contracts for the three months ended September 30, 2017 versus $1.0 million in 2016. These losses were the result of incurring liquidated damages due to missing delivery dates as well as operating inefficiencies on certain projects – particularly in our Houston, Texas facility, which accounted for $7.2 million of the amount accrued.

Gross profit for the nine months ended September 30, 2017 decreased $14.1 million compared with the corresponding period in 2016, $3.9 million of which was due to the $22.9 million decrease in revenue discussed above. In addition, changes in estimated losses on certain contracts were recorded in the earliest open period impacted and resulted in a decrease in gross profit of $10.2 million for the nine months ended September 30, 2017 compared with the corresponding period in 2016. We accrued $13.9 million for loss contracts for the nine months ended September 30, 2017 versus $3.7 million in 2016. These losses were the result of incurring liquidated damages due to missing delivery dates as well as operating inefficiencies on certain projects – particularly in our Houston, Texas facility, which accounted for $12.4 million of the amount accrued.

Operating loss for the three and nine months ended September 30, 2017 increased $8.8 million and $14.0 million, respectively, compared with the corresponding period in 2016 due primarily to the decreases in gross profit discussed above.

Corporate

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Operating loss	(7,247)	(6,613)	(20,175)	(22,190)

Operating loss for the three and nine months ended September 30, 2017 increased $0.6 million and decreased $2.0 million, respectively, compared with the corresponding periods in 2016. The increase in operating loss for the three months ended September 30, 2017 compared with the corresponding period in 2016 was due to a $1.3 million increase in severance expense, partially offset by a $0.5 million decrease in restatement expenses, due to the wind-down of restatement activities in conjunction with the filing of our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Report”) on March 15, 2017, which included the restatement of certain prior period financial results and a $0.4 million decrease in bank fees, due to the debt refinancing that took place in June 2017. The decrease in operating loss for the nine months ended

September 30, 2017 compared with the corresponding period in 2016 was due primarily to a decrease in restatement expenses of $2.5 million, due to the wind-down of restatement activities previously discussed.

Other

Operating Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Selling and marketing expenses	$995	$1,382	$2,872	$4,551
General and administrative expenses	10,511	10,428	28,860	31,939
Restatement expenses	637	1,132	3,070	5,587
(Gain) loss on sale of business and net assets held for sale	—	9	(239)	8,202
Depreciation and amortization expenses	1,168	1,152	3,282	4,801
Total	$13,311	$14,103	$37,845	$55,080

Selling and Marketing Expenses.  Consolidated selling and marketing expenses include the costs associated with selling and marketing our products and services. Major components of these costs are personnel, sales commissions, sales promotion, advertising, literature, bidding, estimating and trade shows. Consolidated selling and marketing expenses for the three and nine months ended September 30, 2017 decreased $0.4 million and $1.7 million, respectively, compared with the corresponding periods in 2016 due primarily to a decrease in labor expenses of $0.3 million and $1.3 million, respectively. Additionally, for the nine months ended September 30, 2017, travel and entertainment expenses decreased $0.2 million compared with the corresponding period in 2016.

General and Administrative Expenses.  Consolidated general and administrative expenses include general management, compensation and benefits of employees, officers and directors that are not direct costs of active projects, legal and professional fees and other general expenses, but not expenses incurred in connection with the restatement of our historical financial results and related matters. Consolidated general and administrative expenses for the three and nine months ended September 30, 2017 increased $0.1 million and decreased $3.1 million, respectively, compared with the corresponding periods in 2016. The increase in consolidated general and administrative expenses for the three months ended September 30, 2017 was due to a $1.3 million increase in severance expense, partially offset by a $0.6 million decrease in labor expenses and a $0.4 million decrease in bank fees compared with the corresponding period in 2016. The decrease in consolidated general and administrative expenses for the nine months ended September 30, 2017 was due primarily to a decrease of $2.8 million in labor expenses, a decrease of $0.5 million in legal and other expenses that were not related to restatement activities, a decrease of $0.4 million in travel and entertainment expenses and a $0.2 million decrease in bank fees compared with the corresponding period in 2016. These decreases for the nine months ended September 30, 2017 were partially offset by an increase in severance expense of $1.0 million and an increase in stock-based compensation expense of $0.8 million compared with the corresponding periods in 2016.

Restatement Expenses.  Restatement expenses for the three and nine months ended September 30, 2017 decreased $0.5 million and $2.5 million, respectively, compared with the corresponding periods in 2016 due to the wind-down of restatement activities in conjunction with the filing of the 2015 Report, which included the restatement of certain prior period financial results. Restatement expenses primarily consisted of fees for legal and accounting services. We expect to continue to incur legal expenses in future periods, although at a lower level, in conjunction with the SEC investigation related to the restatement.

(Gain) Loss on Sale of Business and Net Assets Held for Sale.  Loss on sale of business and net assets held for sale for the three months ended September 30, 2017 remained relatively flat compared with the corresponding period in 2016. Loss on sale of business for the nine months ended September 30, 2017 decreased $8.4 million, respectively, compared with the corresponding period in 2016. In connection with our decision to sell Hetsco in June 2016, the net assets were adjusted to estimated fair value less estimated selling expenses, which resulted in a write-down of $8.2 million for each of the three and nine months ended September 30, 2016. For the nine months ended September 30, 2017, we recorded an adjustment that reduced the loss by $0.2 million.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses consist primarily of depreciation of fixed assets and amortization of definite-lived intangible assets and exclude amounts included in cost of revenue. Depreciation and amortization expenses for the three months ended September 30, 2017 remained relatively flat compared with the corresponding period in 2016. Depreciation and amortization expenses for the nine months ended September 30, 2017 decreased $1.5 million, compared with the corresponding period in 2016 due primarily to the decline in depreciable assets resulting from the sale of Hetsco in January 2017 and the cession of the related depreciation expense as a result of being classified as assets held for sale at December 31, 2016.

Other (Income) Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Interest expense, net	$3,639	$1,774	$7,583	$6,408
Other (income) expense, net	(9)	(89)	(9)	11
Total	$3,630	$1,685	$7,574	$6,419

Total other expense, net, for the three and nine months ended September 30, 2017 increased $1.9 million and $1.2 million, respectively, compared with the corresponding periods in 2016. The increase in total other expense, net, for the three months and nine months ended September 30, 2017 was due primarily to an increase in interest expense, net of $1.9 million and $1.2 million, respectively, compared with the corresponding periods in 2016. The weighted average interest rate on borrowings under the Revolving Credit Facility and the Centre Lane Facility for the three and nine months ended September 30, 2017 was 20.3% and 18.7%, respectively, compared with the weighted average interest rate on borrowings under the Revolving Credit Facility for the three and nine months ended September 30, 2016 of 9.2% and 10.5%, respectively.

Income Tax Expense (Benefit)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Income tax expense (benefit)	$317	$266	$(1,211)	$1,154

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

For the three and nine months ended September 30, 2017, we recorded income tax expense from continuing operations of $0.3 million, or (1.8)% of pretax loss from continuing operations, and income tax benefit from continuing operations of $1.2 million, or 2.5% of pretax loss from continuing operations, respectively, compared with income tax expense from continuing operations of $0.3 million, or (4.1)% of pretax loss from continuing operations, and $1.2 million, or (3.3)% of pretax loss from continuing operations, respectively, in the corresponding periods of 2016. The difference between our effective tax rate and the federal statutory tax rate for the three and nine months ended September 30, 2017 and 2016 was primarily related to the full valuation allowance recorded on our U.S. deferred tax assets. The decrease in income tax provision from continuing operations for the nine months ended September 30, 2017 compared with the corresponding period in 2016 was related to a reduction in net deferred tax liabilities primarily from a $2.2 million decrease in indefinite-lived intangibles deferred tax liabilities that cannot be used to offset deferred tax assets subject to valuation allowance as a result of the disposition of Hetsco in the first quarter of 2017.

Discontinued Operations

See “Note 4—Changes in Business” to the unaudited condensed consolidated financial statements included in this Form 10-Q for information regarding discontinued operations.

Liquidity and Capital Resources

During the first nine months of 2017, our principal sources of liquidity were cash on hand, proceeds from the sale of Hetsco, borrowings under the Revolving Credit Facility and proceeds from the Centre Lane Facility. However, during the first five months of 2017 and throughout 2016, we were not in compliance with the covenants contained in the Revolving Credit Facility. During the first five months of 2017 and throughout 2016, our liquidity was constrained because effective July 22, 2016, the administrative agent under the Revolving Credit Facility exercised rights that enabled it to control certain of our accounts by implementing a cash dominion process to use receipts of collateral to directly pay down debt, while allowing us to borrow subject to certain restrictions. During this time, we generated additional liquidity through working capital management.

Our principal uses of cash were to pay for customer contract-related material, labor and subcontract labor, operating expenses, interest expense on the Revolving Credit Facility, restatement-related expenses and capital assets.

In June 2017, we refinanced the outstanding balance due under the Revolving Credit Facility when we entered into the Centre Lane Facility. See discussion in “Note 7—Debt” to the unaudited condensed consolidated financial statements included in this Form 10-Q and below under “Our Credit Facilities.” Nonetheless, our liquidity constraints have continued in 2017, and we continue to rely on working capital management, funds from the Centre Lane Facility and a portion of the proceeds from the sale of substantially all of the assets and liabilities of our Mechanical Solutions segment as our principal sources of liquidity. See discussion in “Note 2—Liquidity” to the unaudited condensed consolidated financial statements included in this Form 10-Q.

Cash and Cash Equivalents

As of September 30, 2017, our operating unrestricted cash and cash equivalents increased $5.4 million to $8.2 million from $2.8 million as of December 31, 2016. The operating cash balance of $8.2 million as of September 30, 2017 consisted of $5.2 million of cash held in U.S. bank accounts and $3.0 million of cash held in non-U.S. bank accounts. We have funded our business objectives and operations through asset sales and the proceeds from the Centre Lane Facility.

Our Credit Facilities

Revolving Credit Facility

On February 21, 2012, we entered into a $100.0 million Revolving Credit Facility with Wells Fargo Bank, National Association, as Administrative Agent, U.S. Bank National Association, as Syndication Agent and the various lending institutions party thereto. Effective December 17, 2013, we exercised our rights under the accordion feature pursuant to and in accordance with the terms of the Revolving Credit Facility and increased the revolving credit commitments available to us under the Revolving Credit Facility from $100.0 million to $150.0 million. We gave a first priority lien on substantially all of our assets as security for the Revolving Credit Facility, which had a maturity date of February 21, 2017 until that maturity date was extended to June 12, 2017. In mid-June 2017, we entered into the Centre Lane Facility; therefore; no amounts were outstanding under the Revolving Credit Facility as of September 30, 2017. As of December 31, 2016, we had $45.3 million of revolving credit loans outstanding under the Revolving Credit Facility, and we were not in compliance with the financial and certain other covenants. As a result of our non-compliance under the Revolving Credit Facility, on a number of occasions in 2016 and 2017, prior to refinancing the Revolving Credit Facility, we entered into amendments and limited waivers with our lenders, which were in effect until we refinanced the outstanding debt balance on the Revolving Credit Facility in June 2017.

Pursuant to the terms of such amendments and limited waivers, immediately following the sale of Hetsco in January 2017 until we refinanced our debt in June 2017, the Revolving Credit Facility provided total available commitments of $45.1 million and only allowed for borrowings up to a maximum of $31.6 million, exclusive of outstanding standby letters of credit, and other restrictions. The Revolving Credit Facility had a reduced revolving letter of credit facility of up to $13.5 million, which no longer provided access to multi-currency funds. Our ability to access the maximum amount of availability was dependent upon certain conditions as defined in the Revolving Credit Facility. We paid an unused line fee of 0.75% pursuant to the terms of the Revolving Credit Facility.

Until we refinanced our debt with Centre Lane, we were subject to interest rate changes on our LIBOR-based variable interest rate under the Revolving Credit Facility. During the first nine months of 2017, we borrowed $152.8 million on the Revolving Credit Facility, and we repaid $165.5 million. During the first nine months of 2016, we had $32.2 million incremental borrowings on the Revolving Credit Facility, and we repaid $48.1 million.

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

The Initial Centre Lane Facility provides for an initial loan in an aggregate principal amount of $45.0 million, and the Centre Lane Amendment provides for a First-Out Loan, for an additional aggregate principal amount of $10.0 million. The Initial Centre Lane Facility has a maturity date of December 16, 2021. The First-Out Loan matures on September 30, 2018.

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

Borrowings under the Centre Lane Facility initially bear interest at LIBOR plus the sum of 9% per year, payable in cash, plus 10% PIK interest. Cash interest is payable monthly, and the PIK interest accrues to and increases the principal balance on a monthly basis. Starting on January 1, 2018, the PIK interest rate will increase to 15% per year, unless we elect to make a prepayment of $25.0 million on the principal. The cash interest rate will remain unchanged.

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

The Centre Lane Facility also requires us to regularly provide financial information to the Lenders, as well as maintain certain total leverage ratios, beginning on September 30, 2018, and fixed charge coverage ratios, beginning on March 31, 2019. Our capital expenditures are also limited.

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

If an event of default occurs, the Lenders may, among other things, declare all borrowings to be immediately due and payable, together with accrued interest and fees, and exercise remedies under the collateral documents related to the Centre Lane Facility. During the third quarter of 2017, we made the decision to exit and sell substantially all of the operating assets and liabilities of our Mechanical Solutions segment in an effort to reduce our outstanding term debt. As an initial step in this plan, we filed a certificate of dissolution and dissolved our wholly owned inactive subsidiary, Braden Construction Services, Inc. on September 5, 2017. As a result of this dissolution, we were in violation of one of our covenants under the Center Lane Facility as of September 30, 2017. On January 9, 2018, we entered into a second limited waiver and third amendment to the Centre Lane Facility which waived the event of default caused by the dissolution and extended the first required date for us to satisfy the fixed charge coverage ratios to March 31, 2019.

The weighted average interest rate on borrowings under the Revolving Credit Facility and the Centre Lane Facility was 18.7% for the nine months ended September 30, 2017.

European Credit Facility

On June 13, 2008, Braden-Europe B.V., Global Power Professional Services Netherlands B.V. and Global Power Netherlands B.V. (collectively, “Global Power Netherlands”) entered into a EUR 14,000,000 Credit Facility with an overdraft facility of EUR 1,000,000 and a contingent liability facility of EUR 13,000,000, under which letters of credit could be issued (as continued, amended or supplemented from time to time, the “ABN AMRO Credit Facility”) with ABN AMRO Bank N.V. The ABN AMRO Credit Facility automatically renewed each year on the same terms and conditions, so long as certain financial conditions were satisfied. In connection with the sale of substantially all of the operating assets and liabilities of the Company’s Mechanical Solutions segment on October 11, 2017, which included Global Power Netherlands, the ABN AMRO Credit Facility was assumed by the purchaser.

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

As of September 30, 2017, we had $9.6 million outstanding standby letters of credit that were originally issued under the Revolving Credit Facility and there were no amounts drawn upon these letters of credit. As of December 31, 2016, our outstanding standby letters of credit issued under the Revolving Credit Facility was $11.8 million.

As of September 30, 2017, we provided cash collateral of $10.1 million for letters of credit with expiry dates beyond the Revolving Credit Facility’s original maturity date. In addition, as of September 30, 2017, we had outstanding surety bonds on projects of $31.6 million. As of December 31, 2016, we provided cash collateral of $7.9 million for letters of credit with expiry dates beyond the Revolving Credit Facility’s original maturity date. In addition, as of December 31, 2016, we had outstanding surety bonds on projects of $32.7 million.

Deferred Financing Costs

Deferred financing costs are amortized over the terms of the related debt facilities using the effective yield method. We incurred no interest expense associated with the amortization of deferred financing costs on the Revolving Credit Facility for the three months ended September 30, 2017 and incurred less than $0.1 million for the nine months ended September 30, 2017. Total interest expense associated with the amortization of deferred financing costs on the Revolving Credit Facility was less than $0.1 million for the three months ended September 30, 2016 and was $0.2 million for the nine months ended September 30, 2016. Total interest expense associated with the amortization of deferred financing costs on the Centre Lane Facility was $0.4 million and $0.5 million for the three and nine months ended September 30, 2017, respectively.

As of September 30, 2017, we had no unamortized deferred financing costs related to the Revolving Credit Facility. We had total unamortized deferred financing costs of $6.0 million related to the Centre Lane Facility, of which $1.4 million was included in current portion of long-term debt, net and $4.6 million was included in long-term debt, net on the accompanying September 30, 2017 condensed consolidated balance sheet. We had unamortized deferred financing costs of less than $0.1 million related to the Revolving Credit Facility, which are included in other long-term assets on the accompanying December 31, 2016 consolidated balance sheet.

Working Capital

Working capital represents total current assets less total current liabilities. At September 30, 2017, our working capital decreased $36.2 million, or 44.8%, to $44.7 million from $80.9 million at December 31, 2016. Current assets decreased $15.2 million during the nine months of 2017, due primarily to a $22.8 million decrease in assets held for sale related to Hetsco, which was sold in January 2017, and a $7.3 million decrease in costs and estimated earnings in excess of billings. The decrease was partially offset by a $7.0 million increase in accounts receivable and the reclassification of $7.8 million of long-term assets to current assets of discontinued operations. Current liabilities increased $21.1 million during the first nine months of 2017 due primarily to a $4.0 million increase in accounts payable, a $3.3 million increase in other current liabilities, a $10.2 million increase in current portion of long-term debt and the reclassification of $2.2 million of long-term liabilities to current liabilities of discontinued operations.

Net Cash Flows

Our net consolidated cash flows, including cash flows related to discontinued operations, consisted of the following for the nine months ended September 30:

	Nine Months Ended September 30,
Statement of Cash Flow Data (in thousands)	2017	2016
Cash flows provided by (used in):
Operating activities	$(18,978)	$5,668
Investing activities	19,923	(4,251)
Financing activities	3,740	(16,128)
Effect of exchange rate changes on cash	713	287
Net change in cash and cash equivalents	$5,398	$(14,424)

Our operating, investing and financing activities and the effect of exchange rate changes are described in more detail below.

Operating Activities

For the nine months ended September 30, 2017 and 2016, net loss adjusted for noncash activities was $41.0 million and $20.0 million, respectively, and our working capital accounts provided $22.1 million and $25.7 million, respectively.

Investing Activities

During the first nine months of 2017, we received $21.7 million from the sale of Hetsco, of which $1.5 million was held in escrow. During September 2017, $0.4 million was released from escrow to the purchaser as part of working capital adjustments.

Financing Activities

During the first nine months of 2017, cash provided by financing activities was $3.7 million. Repayment on the Revolving Credit Facility accounted for $165.5 million of the usage of cash, while proceeds from the Revolving Credit Facility and the Centre Lane Facility provided $171.6 million of cash. We also used $1.9 million of cash in connection the refinancing of our long-term debt during the first nine months of 2017.

Effect of Exchange Rate Changes on Cash

For the nine months ended September 30, 2017 and 2016, the effect of exchange rate changes increased cash $0.7 million and $0.3 million, respectively, primarily resulting from fluctuations in the Euro against the U.S. Dollar.

Dividends

We have not declared dividends since the first quarter of 2015 and do not anticipate declaring dividends in the near term. As of September 30, 2017, the terms of our Centre Lane Facility restricted our ability to pay dividends. In addition, the timing and amounts of any dividends would be subject to determination and approval by our Board of Directors. Dividends reported on the unaudited condensed consolidated statement of stockholders’ equity and the unaudited condensed consolidated statements of cash flows included in this Form 10-Q are related to dividends on unvested restricted stock awards and units granted under pre-2014 long-term incentive compensation plans and are not related to a declared dividend.

Liquidity Outlook

As of January 26, 2018 our outstanding term-loan balance under the Centre Lane Facility was $25.4 million and we had cash and cash equivalents of $17.1 million, including $11.6 million of restricted cash. Currently, we do not have access to additional borrowings under the Centre Lane Facility or the ability to issue new letters of credit. However, we are actively pursuing a new asset-based lending facility (“ABL”), which would provide additional liquidity through new borrowings and the release of restricted cash currently collateralizing our standby letters of credit that were issued under our previous Revolving Credit Facility. Additionally, we expect that the new ABL would provide us the ability to issue new letters of credit.

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

As of September 30, 2017, we had a contingent liability for issued and outstanding standby letters of credit, generally issued to secure performance on customer contracts. As of September 30, 2017, we had $9.6 million of outstanding standby letters of credit that were originally issued under the Revolving Credit Facility and there were no amounts drawn upon these letters of credit. In addition, as of September 30, 2017, we had outstanding surety bonds on projects of $31.6 million. Our subsidiaries also provide financial guarantees for certain contractual obligations in the ordinary course of business.

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

Item 4.     Controls and Procedures.

The Company has evaluated, under the supervision of the Company’s Co-Chief Executive Officers and Chief Financial Officer, the effectiveness of its disclosure controls and procedures as of September 30, 2017. This is done in order to ensure that information the Company is required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Based on this evaluation, the Co-Chief Executive Officers and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2017, due to the material weaknesses described in “Item 9A. Controls and Procedures” of the Company’s 2016 Form 10-K.

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

As discussed in “Item 9A. Controls and Procedures” of the 2016 Form 10-K, we have undertaken a broad range of remedial procedures to address material weaknesses in our internal control over financial reporting. These remedial procedures continued throughout the three and nine months ended September 30, 2017 and will continue throughout the remainder of 2017.

While we continue to implement remediation efforts and design enhancements to our internal control procedures, we believe there were not any significant changes in internal controls implemented during the three and nine months ended September 30, 2017.

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

10.1

Second Limited Waiver and Third Amendment to Senior Secured Credit Agreement dated January 9, 2018, by and among Global Power Equipment Group Inc., as Borrower, the Lenders party thereto, and Centre Lane Partners Master Credit Fund II, L.P., as Administrative Agent and Collateral Agent.

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

GLOBAL POWER EQUIPMENT GROUP INC.

Date: January 31, 2018	By:	/s/ Erin Gonzalez
Erin Gonzalez,
Chief Financial Officer (Duly authorized officer and principal financial officer of the registrant)