Form 10-K
period 2017-12-31
GLOBAL POWER EQUIPMENT GROUP INC.
filed 2018-04-16
CIK 1136294

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

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

As of June 30, 2017, the last business day of our most recently completed second fiscal quarter, 11,069,487 shares of the registrant’s publicly traded common stock held by non-affiliates were outstanding with an aggregate market value of approximately $38,189,730 (based upon the closing price on June 30, 2017 of $3.45 per share).

As of April 9, 2018, there were 18,093,924 shares of common stock of Global Power Equipment Group Inc. outstanding.

Statements we make in this Annual Report on Form 10-K where we express a belief, expectation or intention or otherwise are not limited to recounting historical facts are forward‑looking statements. These forward‑looking statements are subject to various risks, uncertainties and assumptions, including those noted under the headings “Cautionary Note Regarding Forward-Looking Statements” and “Part I—Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Cautionary Note Regarding Forward‑Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2017 (this “Form 10-K”) and its exhibits contain or incorporate by reference various forward-looking statements that express a belief, expectation or intention or are otherwise not statements of historical fact. Forward-looking statements generally use forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast” and other words that convey the uncertainty of future events or outcomes. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. Investors should not place undue reliance on any of these forward-looking statements. Except as required by law, we undertake no obligation to further update any such statements, or the risk factors described in “Part I—Item 1A. Risk Factors,” to reflect new information, the occurrence of future events or circumstances or otherwise.

The forward-looking statements in this filing do not constitute guarantees or promises of future performance. The following important factors could cause actual outcomes and results to differ materially from those expressed in our forward-looking statements:

•	our high level of indebtedness;
•	our ability to make interest and principal payments on our debt and satisfy the financial and other covenants contained in the Centre Lane Facility (as defined below);
•	our ability to enter into new lending facilities and to access letters of credit;
•	our ability to generate sufficient cash resources to continue funding operations;
•	our pending putative securities class action;
•	our material weaknesses in internal control over financial reporting and our ability to maintain effective controls over financial reporting in the future;
•	changes in our senior management, financial reporting and accounting teams;
•	our ability to timely prepare and file our periodic reports;
•	a failure to implement our business strategies, including our potential inability to successfully divest additional assets to reduce debt;
•	a failure to realize liquidity, operating and growth initiatives and opportunities;
•	our competitive position;
•	market outlook and trends in our industry;
•	our contract backlog and related amounts to be recognized as revenue;
•	our expected financial condition;
•	our future cash flows;
•	our expected results of operations;
•	future capital and other expenditures;
•	availability of raw materials and inventories;
•	plans and objectives of management;
•	future income tax payments and utilization of net operating loss (“NOL”) and foreign tax credit carryforwards, including any impact relating to the Tax Cut and Jobs Act of 2017 (the “Tax Act”);
•	future compliance with orders of and agreements with regulatory agencies;
•	expected outcomes of legal or regulatory proceedings and their expected effects on our results of operations; and
•	any other statements regarding future growth, future cash needs, future operations, business plans and future financial results.

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

Part I

Item 1.  Business.

Overview

Global Power Equipment Group Inc. and its wholly owned subsidiaries (“Global Power,” the “Company,” “we,” “us,” or “our,” unless the context indicates otherwise) are comprehensive providers of custom solutions and maintenance and modification services for customers in the energy and industrial markets. Including our predecessor entities, we have over 50 years of experience providing services that are critical for the operation of power plants and more than 32 years of experience providing complex outage shutdown services to operators of nuclear power plants and other industrial maintenance services.

During the fourth quarter of 2017, we made the decision to exit and sell our Electrical Solutions segment. Additionally, in the third quarter of 2017, we made the decision to exit and sell substantially all of the operating assets and liabilities of our Mechanical Solutions segment, which we completed in the fourth quarter of 2017, as described below. These decisions were made in an effort to reduce our outstanding term debt. We determined that these two segments met the definition of discontinued operations, and, as a result, they (including TOG Manufacturing Company, Inc. and TOG Holdings, Inc., which were sold in July 2016) have been presented as discontinued operations for all periods presented. The Mechanical Solutions and Electrical Solutions segments were the only components of the business that qualified as discontinued operations for all periods presented. Unless otherwise specified, the financial information and discussion in this Form 10-K are based on our continuing operations (previously our Services segment); they exclude any results of our discontinued operations. Please refer to “Note 4—Changes in Business” to the consolidated financial statements included in this Form 10-K for additional information.

On October 11, 2017, we sold substantially all of the operating assets and liabilities of our Mechanical Solutions segment and used a portion of the $40.9 million net proceeds to pay down $34.0 million of our outstanding debt and related fees, including full repayment of the First-Out Loan (as defined below), and the upfront fee on the Initial Centre Lane Facility (as defined below). Additionally, on October 31, 2017, we completed the sale of our manufacturing facility in Mexico and auctioned the remaining production equipment and other assets for net proceeds of $3.6 million, of which $1.9 million was used to reduce the principal amount of the Initial Centre Lane Facility. The remaining proceeds from such sales were used to fund working capital requirements.

In January 2017, we sold the stock of our wholly owned subsidiaries, Hetsco Holdings, Inc. and Hetsco, Inc. (collectively, “Hetsco”), for $23.2 million in cash, inclusive of working capital adjustments. After transaction costs and an escrow withholding of $1.5 million, the net proceeds of $20.2 million were used to reduce debt. Hetsco provided brazed aluminum heat exchanger repair and maintenance and safety services to the industrial gas, liquefied natural gas and petrochemical industries. Following the sale of Hetsco, we no longer engage in these services and no longer maintain intellectual property related to the Hetsco trade name or brand. Unless otherwise specified, information contained in this report is as of December 31, 2017 and reflects the sale of Hetsco.

Subsequent to December 31, 2017, several contingencies have been positively resolved. We have a well-respected team in our markets and our backlog for our Williams business (as defined below) is strengthening. We also believe several growth initiatives being pursued to enhance Williams’ performance appear promising. Given this momentum and other relevant considerations, the Board of Directors (the “Board” or “Board of Directors”) has concluded it is an opportune time to evaluate strategic alternatives for Global Power, with the goal of advancing the best interests of our shareholders and providing improved long-term opportunities for our customers and employees. We also continue to work diligently to conclude the sale of Electrical Solutions by the end of the second quarter.

Our Strategy

As a result of our decision to exit and sell our Mechanical Solutions and Electrical Solutions segments, our chief operating decision makers review financial information presented on a company-wide basis. Therefore, as of December 31, 2017, we concluded that we have a single reporting segment and operating unit structure, which is comprised of Williams Industrial Services Group, LLC (collectively with Williams Plant Services, LLC, Williams Specialty Services, LLC and Williams Industrial Services, LLC, the “Williams business”).

Our strategy over the last few years has been to improve operations, focus on our core competencies, sell non-core assets, aggressively manage working capital and reduce costs in order to improve liquidity and reduce debt. As a result, we have transformed the organization into a services business that provides a broad range of general and specialty construction, maintenance and modification, and plant management support services to our clients in the nuclear, hydro and fossil power generation, pulp and paper, refining, petrochemical, government, manufacturing and other industries. We expect to leverage the strength of the Williams brand, capitalize on our industry knowledge and customer relationships and safely provide timely, reliable services for our customers to grow revenue. We have major cost reduction initiatives planned to reduce our overhead costs as we restructure and consolidate our corporate functions. We expect this to increase our operating leverage and expand margins as we pursue new revenue opportunities. Our operations are based on our effectiveness in using estimating and engineering technologies, deploying rigorous project management techniques, initiating various process improvement projects and employing experienced industry-recognized sales professionals.

We are currently experiencing strained liquidity and a lack of financing options, and we are currently evaluating further strategic alternatives to address these challenges and meet the requirements of our current lenders. These strategic alternatives could include, but are not limited to, the potential sale of Global Power, including our Williams business.

Our Business

We provide a comprehensive range of maintenance, modification and construction support services for nuclear power plants and a wide range of utility and industrial customers in the fossil fuel, industrial gas, natural gas and petrochemical industries, as well as other industrial operations. We provide these services both on a constant presence basis and for discrete projects. The services we provide are designed to improve or sustain operating efficiencies and extend the useful lives of process equipment.

Our services include the following:

•

Nuclear Power Plant Maintenance, Modification and Construction.  We perform a full range of critical services for the nuclear facility market, including capital projects and facility upgrades, as well as routine maintenance and modification work.

•

Other Industrial and Power Generation Maintenance, Modification and Construction  We provide routine maintenance, repair and capital project services designed to extend life cycles for other industrial and power generation facilities, including paper, fossil fuel, industrial gas, hydro power and natural gas.

•	Water and Wastewater Modifications and Construction. We provide repair, modifications, maintenance and new build services for municipal water and wastewater facilities.
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
•

Oil and Gas Modifications and Construction.  We have executed select oil and gas projects for many years, but we have recently hired personnel with specific oil and gas experience to aggressively pursue that market full-time. We are targeting several customers and specific projects and are planning to establish offices in key Gulf Coast cities.

•

Analog to Digital Conversions.  Conversion of analog control systems to digital controls improves reliability and accuracy to plant systems, and often allows plants to run at higher levels. As a result, it is a capital improvement that utilities and industries are investing in at several operating plants. We successfully completed several digital upgrades on multiple units for two of our customers, and we are targeting several more.

•

Canada Nuclear.  Two power companies in Canada have announced their intention to extend the lives of several of their operating nuclear units and established large capital improvement budgets to that end. We believe that the work required for such improvements is similar to upgrades completed for nuclear plants in the United States (“U.S.”). Therefore, we commenced a strategic initiative to pursue new maintenance, modification and construction opportunities in Canada.

•

Nuclear Decommissioning.  Several U.S. nuclear stations have already been shut down, and several more shutdowns are planned. After shutdown, the plants must be decommissioned. This process takes many years. We are working with a supplier on one of the sites being decommissioned and are targeting the decommissioning market as it grows.

We provide these services throughout the U.S., primarily on a direct hire basis, with experienced craft laborers who are directed and managed by an experienced team of supervisors and project managers across our network. We also act in a general contracting capacity where we manage multiple subcontractors and, in other cases, we are retained as a subcontractor on a project. Our flexible staffing model enables us to meet seasonal and outage demand without being restricted by internal capacity limitations, thereby minimizing our fixed costs.

In 2017, we contracted for 76% of our revenue on cost-plus contracts that provide for reimbursement of costs incurred plus an amount of profit. The remaining 24% of our revenue was generated from fixed-price contracts.

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

Market Overview

Power Generation Market and the Industrial Services Industry.  The U.S. industrial services industry is a multi-billion dollar industry, broadly defined as routine modification, maintenance and technical services provided to industrial facilities ranging from manufacturing facilities to power generation plants. The industry continues to benefit from a shift towards outsourcing as plant operators seek to alleviate financial constraints, reduce labor costs, increase labor utilization and productivity, and eliminate operational redundancies.

We expect that power industry demand for these services will be driven by the following factors in the future:

•

Aging Power Generation Infrastructure Increases Demand for Plant Maintenance and Decommissioning Services.  According to the U.S. Energy Information Administration (the “EIA”), more than half of the electrical generating capacity in the U.S. was placed in service before 1990. Coupled with the relatively limited number of large-scale power generation facilities being constructed in the U.S., the efforts to maintain older plants of all types and to take advantage of newer and more efficient technologies at existing sites result in opportunities for companies providing services to plant operators. The low price of natural gas is driving demand for new, upgraded and replacement electric generation capacity toward combined cycle gas powered plants, which are more economical to run. With natural gas pricing expected to remain low, this is also driving the conversions of simple cycle plants to combined cycle technology.

Further, approximately 90 nuclear reactors that have been in operation in the U.S. for more than 30 years require extensive ongoing engineering and maintenance services to support operations and improve performance. Nuclear power plants in the U.S. are subject to a rigorous program of U.S. Nuclear Regulatory Commission (“NRC”) oversight, inspection, preventive and corrective maintenance, equipment replacement and equipment testing. Nuclear power plants are required to go offline to refuel at intervals of no more than 24 months and to perform condition monitoring and preventive maintenance during every refueling outage. Initially, commercial nuclear power plants in the U.S. were licensed to operate for 40 years, reflecting the amortization period generally used by electric utility companies for large capital investments. As of December 31, 2016, the NRC had extended the licenses of approximately 85 reactors. In all, about 90 reactors are expected to operate for up to 60 years, with owners undertaking an increase in modification, maintenance and construction capital projects to upgrade their facilities. Decommissioning work on retired nuclear reactors also provides future opportunities for growth.

•

North America Infrastructure Growth.  Record levels of natural gas production have driven the development of transmission and distribution infrastructure to reduce transportation bottlenecks and bring more natural gas to key markets. The value proposition of low cost shale gas is transitioning from upstream to downstream users, including petrochemical facilities and power generation assets. Infrastructure growth provides opportunities for us to assist in the construction and maintenance of these facilities.

•

Nuclear Power Plant Services and New Nuclear Reactor Construction.  We are one of a limited number of companies qualified to perform comprehensive services in U.S. nuclear power plants under rules issued by the NRC. We are one of the few contractors with a qualified and audited Nuclear Quality Assurance (“NQA-1”) Program, which is required to perform contract services at the new build reactors. Under these rules, owners of nuclear facilities must qualify contractors by requiring the contractors to demonstrate that they will comply with NRC regulations on quality assurance, reporting of safety issues, security and control of personnel access and conduct. On the majority of our maintenance and project work, we directly hire the labor and provide the management and supervision to perform the work directly for the owner. In some cases, we act as a general contractor and subcontract portions of the work or, alternatively, subcontract our services to full scope engineering, procurement and construction (“EPC”) firms or general contractor firms. We maintain good relationships with the utilities, the EPC firms, the general contractor firms and relevant engineering firms.

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

Customers, Marketing and Seasonality

Our customers include major private and government-owned utilities throughout the U.S., as well as leaders in the U.S. pulp and paper and industrial sectors. We market our services using dedicated sales and marketing personnel as well as our experienced on-site operations personnel. We use our safety and service track record with long-term renewable contracts to expand our services and supplement existing contracts with small- to medium-sized capital projects. Our sales initiatives directly seek to apply operational strengths to specific facilities within our targeted industries and customers throughout the U.S. We are materially impacted by seasonality, resulting in fluctuations in revenue and gross profit during our fiscal year. Generally, this is driven by our customers’ schedule of planned outages.

We depend on a relatively small number of customers for a significant portion of our revenue, and the loss of any of those customers would have a material adverse effect on our business. For a listing of our major customers, please refer to “Note 15—Major Customers and Concentration of Credit Risk” to the consolidated financial statements included in this Form 10-K.

Quality Capabilities and Safety Performance

Through our NQA-1 Program and other programs, we provide training, certifications and ongoing safety monitoring to all of our employees working at nuclear sites. We are one of a limited number of companies qualified to work anywhere in a U.S. nuclear facility and have been one of the leading providers of coatings at U.S. nuclear facilities for almost 40 years. In addition, we are one of only a few contractors with the qualified and audited NQA-1 Program that is required to perform contract services at new build reactors. For over 13 years, we have maintained a safety record in the top quartile of the industry, benefiting both us and our customers. We also maintain a broad range of professional certifications and memberships in national organizations relevant to the performance of many of the specialized services we provide.

Materials and Suppliers

The markets for most of the materials we use are served by a large number of suppliers, and we believe that we can obtain required materials from more than one supplier.

Competition

Our competitors vary depending on plant geography and the scope of services to be rendered. Several national service providers, which are significantly larger and have significantly greater financial resources than we do, will often compete for larger maintenance and capital project opportunities that become available. These service providers include, among others, Day & Zimmermann and Chicago Bridge & Iron Company N.V. Additionally, smaller contractors that operate on a regional basis often compete for smaller opportunities associated with open shop labor sources. We compete based on reputation, safety, price, service, quality and our breadth of service capabilities. We believe our strong reputation, longevity in the industry, project management capabilities, including service diversity, long-term customer relationships, safety record and performance, and our success at identifying and retaining qualified personnel differentiate us from our competitors. We also believe that the fact that we maintain a presence at several of our customers’ sites is a competitive advantage because it provides us with an intimate understanding of these facilities, which allows us to better identify our customers’ service needs. Specific to our customers that operate nuclear power plants, barriers to entry include the requirement to hold and maintain the rigorous NRC qualifications and safety standards.

Employees

As of December 31, 2017, we had 366 full- and part-time employees (excluding temporary staff and craft labor). The number of our employees fluctuates greatly, depending on the timing and requirements for craft labor. Many of the craft labor employees are employed through various union agreements. As of December 31, 2017, there were 1,109 craft labor employees, of which 864 were under collective bargaining agreements. As of December 31, 2017, our discontinued operations had 33 employees who were covered under a collective bargaining agreement. We believe that our relationships with our employees, both full-time and temporary, are satisfactory. We are not aware of any circumstances related to our employees that are likely to result in a work stoppage at any of the project sites where we are performing services. In 2017, we sold our Hetsco business and substantially all of the operating assets and liabilities of our Mechanical Solutions segment, which resulted in a decrease in the number of our full and part-time employees.

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

We maintain performance and payment bonding lines to support our business. Until June 2017, we maintained a revolving credit facility (as amended from time to time, the “Revolving Credit Facility”) that provided letters of credit. In June 2017, funds associated with Centre Lane Partners, LLC (“Centre Lane”) assumed the Revolving Credit Facility prior to the completion of a new, multi-year term debt agreement entered into by the Company and Centre Lane (the “Initial Centre Lane Facility” and, as otherwise amended from time to time, the “Centre Lane Facility”), which replaced the Revolving Credit Facility; however, the Centre Lane Facility does not provide for letters of credit, and, therefore, we are currently unable to obtain new letters of credit.

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

Intellectual Property

As of December 31, 2017, we used the Williams trade name and its logo and the logo for Global Power. These trade names and logos are the property of Global Power. Product names and company programs appearing throughout this Form 10-K are trademarks of Global Power. This Form 10-K also may refer to brand names, trademarks, service marks and trade names of other companies and organizations, and those brand names, trademarks, service marks and trade names are the property of their respective owners. In January 2017, we sold Hetsco, which maintained some of the intellectual property assets described.

Compliance with Government Regulations

We are subject to certain federal, state and local environmental, occupational health and nuclear regulatory laws applicable in the U.S. We also purchase materials and equipment from third parties and engage subcontractors who are also subject to these laws and regulations. Below is a summary of certain laws and regulations applicable to our business.

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

•

Health and Safety Regulations.  We are subject to the requirements of the U.S. Occupational Safety and Health Act and comparable state laws. Regulations promulgated by these agencies require employers and independent contractors who perform construction services, including electrical and repair and maintenance, to implement work practices, medical surveillance systems and personnel protection programs to protect employees from workplace hazards and exposure to hazardous chemicals and materials. In recognition of the potential for accidents within various scopes of work, these agencies have enacted very strict and comprehensive safety regulations.

•

NRC.  Owners of nuclear power plants are licensed to build, operate and maintain those plants by the NRC. Their license requires that they qualify their suppliers and contractors to ensure that the suppliers and contractors comply with NRC regulations. We must demonstrate to our customers that we will comply with NRC regulations related to quality assurance, reporting of safety issues, security and control of personnel access and conduct.

•

Department of the Treasury.  The Office of Foreign Assets Control of the U.S. Department of the Treasury administers and enforces economic and trade sanctions based on US foreign policy and national security goals against targeted foreign countries and regimes, terrorists, international narcotics traffickers, those engaged in activities related to the proliferation of weapons of mass destruction, and other threats to the national security, foreign policy or economy of the United States. A failure to comply with these laws and regulations could result in civil or criminal sanctions, including the imposition of fines and suspension or debarment from participation in U.S. government contracts.

While we believe that we operate safely and prudently and in material compliance with all environmental, occupational health, nuclear regulatory and other applicable laws, there can be no assurance that accidents will not occur or that we will not incur substantial liability in connection with the operation of our business. We do not anticipate any material capital expenditures or material adverse effect on earnings or cash flows as a result of complying with these laws.

Financial Information about Geographic Areas

For a discussion of our financial information related to geographic areas, please refer to “Note 3—Summary of Significant Accounting Policies” to the consolidated financial statements included in this Form 10-K.

Backlog

Our backlog consists of firm orders or blanket authorizations from our customers. Backlog may vary significantly from reporting period to reporting period due to the timing of customer commitments.

The services we provide are typically carried out under construction contracts, long-term maintenance contracts and master service agreements. Backlog related to fixed-price contracts represents the total amount of revenue we expect to record in the future as a result of performing work under contracts that have been awarded to us. With respect to multi-year maintenance contracts, we include in backlog the amount of revenue we expect to receive for only one succeeding year, regardless of the remaining life of the contract. Revenue estimates included in our backlog can be subject to change as a result of project accelerations, cancellations or delays due to various factors, including, but not limited to, the customer’s budgetary constraints and adverse weather. These factors can also cause revenue amounts to be realized in different periods and at levels other than those originally projected. Additional work that is not identified under the original contract is added to our backlog when we reach an agreement with the customer as to the scope and pricing of that additional work. Capital project awards are typically defined in terms of scope and pricing at the time of a contractual commitment from the customer. Upon receipt of a customer commitment, we add capital project bookings to our backlog at full contract value, regardless of the time frame anticipated to complete the project. Maintenance services and capital project bookings are removed from our backlog as work is performed and revenue is recognized, or upon cancellation.

Backlog is not a measure defined by accounting principles generally accepted in the U.S. (“GAAP”), and our methodology for determining backlog may vary from the methodology used by other companies in determining their backlog amounts. Backlog may not be indicative of future operating results and projects in our backlog may be cancelled, modified or otherwise altered by our customers.

The following table summarizes our backlog:

	December 31,
(in thousands)	2017	2016
Backlog	$137,691	$138,567

Backlog as of December 31, 2017 decreased slightly from December 31, 2016. As of December 31, 2017, $85.6 million, or 62.2%, of the total backlog related to the construction of Plant Vogtle Units 3 and 4.

For additional discussion of our backlog, see “Item 1A. Risk Factors—Risk Factors Related to Our Operations.”

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

In order to have sufficient cash to fund our continuing operations, we will need to successfully reduce corporate headquarters expenses to properly align with and support our business. If we are unsuccessful in this liquidity generating initiative and do not have sufficient cash resources to operate our business, we may need to raise additional debt capital or sell assets outside the normal course of business. Otherwise, we may be forced to significantly curtail or cease our operations or seek bankruptcy protection. For additional information, please refer to “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Note 2— Liquidity” and “Note 10—Debt” to the consolidated financial statements included in this Form 10-K.

We have incurred losses from operations in recent fiscal years, and may incur further losses in the future.

We incurred operating losses from continuing operations in 2017 and 2016 of $22.0 million and $18.0 million, respectively, and may incur further losses in the operation of our business. The corporate headquarters organization required to manage the complexities of three reporting segments, one of which had significant international operations, contributed to our losses. Additionally, in 2017 and 2016, we incurred $3.1 million and $6.7 million, respectively, of legal and accounting costs associated with the now completed restatement of certain prior financial results. With the completed disposal of the Mechanical Solutions segment and the anticipated disposal of the Electrical Solutions segment, we anticipate a significant reduction in corporate operating expenses in 2018 as a result of the more streamlined company structure. Despite these efforts, we may still fail to meet our goal of achieving and maintaining profitability in the future.

If we do not timely pay amounts due and comply with the covenants under our credit facility, our business, financial condition and ability to continue as a going concern would be materially and adversely impacted.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The terms of the Centre Lane Facility, among other things, require high interest payments, encumbrances on our assets, and subject us to restrictive covenants that significantly limit our operating flexibility. Additionally, the Centre Lane Facility requires mandatory prepayment of all the obligations due and payable thereunder on May 31, 2019.

Upon a default under the Centre Lane Facility, our senior secured lenders would have the right to accelerate the then-outstanding amounts under such facility and to exercise their rights and remedies to collect such amounts, which would include foreclosing on collateral constituting substantially all of our assets and those of our subsidiaries. Any default on the Centre Lane Facility could result in the outstanding principal balance under such facility becoming immediately due and payable. We do not currently have sufficient cash on hand to repay the balance, and a failure to do so would constitute a default. Accordingly, a default could have a material adverse effect on our business. If our lenders under the Centre Lane Facility exercise their rights and remedies to the extent permitted by such facility and applicable law, we would likely be forced to seek bankruptcy protection and our investors could lose the full value of their investment in our common stock.  For additional information, please refer to “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Note 2—Liquidity” and “Note 10—Debt” to the consolidated financial statements included in this Form 10-K.

Our independent registered public accounting firm may include an explanatory paragraph in its audit opinion that accompanies our financial statements for the year ended December 31, 2018 indicating that our debt covenants and liquidity position raises substantial doubt about our ability to continue as a going concern.

If we are unable to pay amounts due under the Centre Lane Facility, fail to satisfy the restrictive covenants under the Centre Lane Facility or otherwise breach or fail to develop and implement plans sufficient to alleviate the adverse effects of the foregoing before the completion of the audit of our consolidated financial statements for the year ended December 31, 2018, our independent registered public accounting firm may include an explanatory paragraph in its audit opinion that accompanies our 2018 financial statements, indicating that the terms of our indebtedness and related liquidity position raise substantial doubt about our ability to continue as a going concern.

The presence of any such explanatory paragraph may, among other negative effects, make it difficult for us to continue to negotiate acceptable payment terms with our vendors and customers or may result in one or more of our suppliers making demand for adequate assurance, which could include a demand for payment in advance. If we are unable to negotiate acceptable payment terms with our customers, or if any of our material suppliers were to successfully demand payment in advance, and we were unable to internally generate or externally raise cash in sufficient amounts to cover our resulting reduced liquidity, it could have a material adverse effect on our liquidity and may force us to seek bankruptcy protection. Other effects of such an explanatory paragraph may include difficulty obtaining future financing and negative perceptions among our customers and investors.

If our independent registered public accounting firm fails to stand for reappointment, any resulting need to engage a new auditor could significantly delay the filing of our future annual and quarterly reports with the SEC and adversely impact our business.

Our independent registered public accounting firm goes through client reacceptance procedures annually to determine if it is willing to stand for reappointment. These procedures include, among other items, a risk assessment. Due to our risk profile, there is a chance we will not meet the minimum criteria for reacceptance. If we are unable to satisfy the requirements of such client reacceptance criteria, we may be required to change auditors, which could significantly delay the filing of our 2018 annual and quarterly reports on Form 10-K or 10-Q, as applicable, and subsequent reports with the SEC. Any such delay could result in a breach of the covenants of the Centre Lane Facility, reduce our trade credit based on our inability to deliver recent financial statements to our key vendors and cause us to become delinquent in our SEC filings.

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

The Centre Lane Facility also includes additional restrictive covenants, including covenants that require us to maintain certain leverage ratios and fixed charge coverage ratios, beginning on September 30, 2019. These restrictions could adversely affect our business because they include, among other things, limitations on our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that may be beneficial for our business. These restrictions also could have a material adverse effect on our ability to make capital expenditures and business acquisitions, restructure or refinance our indebtedness, accept certain business opportunities from customers or seek additional capital.

If we do not comply with the restrictive covenants, including failing to satisfy the required financial ratios, or obtain waivers as needed, our lenders could accelerate our debt and foreclose on our assets, and our shareholders may lose the full value of an investment in our common stock. Our ability to comply with the restrictive covenants in the Centre Lane Facility depends upon our ability to generate adequate earnings and operating cash flows or sell assets, which will be subject to our ability to successfully implement our business strategy, as well as other general economic and competition conditions and financial, business and other factors, many of which are beyond our control. Our business may not generate sufficient cash flow from operations to fund our cash requirements and debt service obligations, and we may continue to face significant liquidity constraints. For additional information, please refer to “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Note 2— Liquidity” and “Note 10—Debt” to the consolidated financial statements included in this Form 10-K.

Any inability to finance our business or repay the Centre Lane Facility, including due to deterioration of the credit markets, could adversely affect our business.

We intend to finance our existing operations and initiatives with existing cash and cash equivalents, investments, cash flows from operations, asset sales and the Centre Lane Facility. The Centre Lane Facility contains high interest rate payments, a number of restrictive covenants and other terms that limit our operating flexibility, including our ability to enter other investments or new lines of business. In addition, deterioration in the credit markets could adversely affect the ability of many of our customers to pay us on time and the ability of many of our suppliers to meet our needs on a competitive basis. Any inability to pay amounts due under the Centre Lane Facility or access necessary additional funds on acceptable terms or at all may negatively impact our business or operations.

We are exposed to market risks from changes in interest rates.

We are subject to market risk exposure related to changes in interest rates. The Centre Lane Facility provides for variable rates of interest. We will be liable for the greatest amount of interest permitted under such rates. The LIBOR has risen in recent years and has continued to rise in 2018, and such increase may result in an increase in our interest rates on our outstanding debt, which could have a material adverse effect on our results of operations, cash flows and financial position.

If we become unable to obtain adequate surety bonding, it could reduce our ability to bid on new work, which could, in turn, have a material adverse effect on our future revenue and business prospects.

In line with industry practice, we are at times required to provide performance and surety bonds to customers. These bonds provide credit support for the client if we fail to perform our obligations under the contract. If security is required for a particular project and we are unable to obtain a bond on terms commercially acceptable to us, we may not be able to pursue that project. In addition, bonding may be more difficult to obtain in the future or may only be available at significant additional cost. Our ability to obtain surety bonds is currently constrained, and any continued inability to obtain surety bonds on commercially reasonable terms could have a material adverse effect on our revenue and business prospects.

We are currently unable to obtain letters of credit, which could reduce our ability to bid on new work, which could have a material adverse effect on our future revenue and business prospects.

In line with industry practice, we are at times required to provide letters of credit. These letters of credit provide credit support for the client if we fail to perform our obligations under the contract. The Centre Lane Facility does not provide letters of credit. If security is required for a particular project and we are unable to obtain a letter of credit on terms commercially acceptable to us, we may not be able to pursue that project. Any continued inability to obtain letters of credit on commercially reasonable terms could have a material adverse effect on our revenue and business prospects.

We have recorded write-downs of our goodwill and other indefinite-lived assets. If we were required to write-down additional amounts, our results of operations and stockholders’ equity could be materially adversely affected.

We are required to review goodwill and indefinite-lived intangible assets for potential impairment at least annually in accordance with accounting principles generally accepted in the U.S. (“GAAP”). As a result of our annual goodwill impairment analysis as of October 1, 2017 and 2016, we determined that our fair value exceeded its book value, and, accordingly, no impairment charge was necessary for the years ended December 31, 2017 and 2016. We had $47.9 million of goodwill and trade names remaining on our consolidated balance sheet as of December 31, 2017. If we experience declines in revenue and gross profit or do not meet our current and forecasted operating budget, we may be subject to goodwill and/or other intangible asset impairments in the future. Because of the significance of our goodwill and intangible assets, and based on the magnitude of historical impairment charges, any future impairment of these assets could have a material adverse effect on our financial results. For additional information, please refer to “Note 6—Goodwill and Other Intangible Assets” to the consolidated financial statements included in this Form 10-K.

Changes to tax regulations, laws, accounting principles, future business operations or examinations by tax authorities may adversely impact our provision for income taxes and ability to use deferred tax assets.

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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Act. The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from the estimates provided elsewhere in this Form 10-K, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts.

The Tax Act (i) reduces the U.S. corporate income tax rate from 35% to 21% beginning in 2018, (ii) generally will limit our annual deductions for interest expense to no more than 30% of our “adjusted taxable income” (plus 100% of our business interest income) for the year and (iii) will permit us to offset only 80% (rather than 100%) of our taxable income with any net operating losses (“NOLs”) we generate after 2017. Currently we do not expect the provisions of the Tax Act, taken as a whole, to have a material adverse impact on our cash tax liabilities, financial condition, results of operations or cash flows. However, it is possible in the future that the NOL and/or interest deductibility limitations could have the effect of causing us to incur income tax liability sooner than we otherwise would have incurred such liability or, in certain cases, could cause us to incur income tax liability that we might otherwise not have incurred, in the absence of these tax law changes.

We recorded a net reduction in valuation allowances related to continuing operations of $9.8 million and additional valuation allowances of $16.9 million on all U.S. and foreign deferred tax assets recorded during the years ended December 31, 2017 and 2016, respectively. The Tax Act reduces the federal statutory corporate tax rate from 35% to 21% for our tax years beginning in 2018, which resulted in the re-measurement of the federal portion of our deferred tax assets and related valuation allowances as of December 31, 2017 from 35% to the new 21% tax rate. A net reduction in valuation allowances of $9.8 million related to continuing operations was recorded against the gross deferred tax asset balances as of December 31, 2017 as a result of re-measurement of the deferred tax assets and liabilities in compliance with the Tax Act. These deferred tax assets remain available for use in future periods and will reduce our current tax expense in the year in which taxable income is generated to the extent that the deferred tax assets are not eliminated or limited under Code Sections 382 and 383.

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

As of December 31, 2017, we have U.S. federal tax NOL, foreign tax credits and general business tax credit carryforwards of $184.4 million, $10.2 million and $0.4 million respectively. Generally, NOL, foreign tax credit and general business credit carryforwards may be used to offset future taxable income and thereby reduce or eliminate U.S. federal income tax liabilities. Section 382 of the Code limits a corporation’s ability to utilize NOL carryforwards to reduce tax liabilities if the corporation undergoes an “ownership change.” For these purposes, an ownership change is deemed to occur if there has been a change of more than 50% in the ownership of shareholders owning 5% or greater of the value of a corporation’s stock over a three year period. Code Section 383 applies the same limitations to foreign tax credit, general business credit and capital loss carryforwards after an ownership change.

Based upon our review, we have not experienced an ownership change as defined under Code Section 382 as of December 31, 2017. If additional equity is issued in the future, an ownership change pursuant to Code Section 382 may occur. In addition, an ownership change under Code Section 382 could be caused by circumstances beyond the Company’s control, such as market purchases or sales by certain 5% or greater shareholders of our stock. There is also a risk that, due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. In addition, under the Tax Act, the amount of NOLs incurred after the end of the 2017 fiscal year that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. The Tax Act also generally eliminates the ability to carry back any NOLs to prior taxable years, while allowing post 2017 unused NOLs to be carried forward indefinitely. There is a risk that due to changes under the Tax Act, regulatory changes, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. Thus, there can be no assurance that the Company will not experience an ownership change which would significantly limit the utilization of the Company’s NOL, foreign tax credit or general business credit carryforwards in calculating future federal tax liabilities.

Risk Factors Related to the Restatement of Prior Period Financial Statements, delayed SEC Reporting and Our Internal Control over Financial Reporting

Audit, investigation, legal and expert services regarding the restatement and audit of our historical financial results, as well as recent legal proceedings, have required substantial attention from the Board of Directors, have diverted financial resources away from the Company and management’s attention away from our usual business operations and may continue to adversely affect customer relationships and overall business, results of operations and financial condition.

From mid-2015 until the filing of our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Report”) in March 2017, which included the restatement of certain prior period financial results, our Board, Audit Committee and members of management devoted substantial internal and external resources to legal matters resulting from the restatement and remediation efforts and the preparation and filing of the 2015 Report. Due to the delays caused by the restatement, additional attention and resources were required during 2017 for the preparation and filing of our Annual Report on Form 10-K for our 2016 fiscal year (the “2016 Report”), as well as our 2017 quarterly reports. As a result of these efforts, we have incurred significant incremental fees and expenses for additional audit services, financial and other consulting services and legal services, as well as the implementation and maintenance of systems and processes that will need to be updated, supplemented or replaced. These expenses, as well as the substantial time devoted by our Board and management toward identifying, addressing and remediating internal weaknesses and legal costs related to our internal investigation and the SEC investigation, pending litigation and other actions related to the restatement, had a material adverse effect on our business, results of operations and financial condition. Although our internal investigation and the SEC investigation have concluded, other legal actions relating to the restatement, as well as the remediation of weaknesses in our internal controls, continue to require management’s attention. In addition, any future inquiries from legal proceedings or other actions by the SEC as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself and ongoing litigation matters. In addition, the restatement of our historical financial statements, the fact that our stock is not listed on a national securities exchange (such as the New York Stock Exchange), and our significantly constrained liquidity have hindered our ability to attract new customers and strained relationships with certain existing customers, making it challenging to increase the volume and scope of our work.

A pending putative securities class action and other legal matters could divert management’s focus, result in substantial expenses and have an adverse impact on our reputation, financial condition and results of operations.

The matters that led to our internal investigation and the restatement of our historical financial results expose us to greater than typical risks associated with litigation, regulatory proceedings and government enforcement actions. For instance, a putative shareholder class action is pending in the U.S. District Court for the Northern District of Texas alleging violations of the federal securities laws in connection with matters related to the restatement of our financial results. The third consolidated amended complaint filed by the lead plaintiff names the Company and three of our former officers as defendants. Please refer to “Item 3. Legal Proceedings” and “Note 14—Commitments and Contingencies” to the consolidated financial statements included in this Form 10-K. We cannot predict the outcome of the lawsuit, the magnitude of any potential losses or the effect such litigation may have on us or our operations. Regardless of the outcome, lawsuits and investigations involving us, or our current or former officers and directors, could result in significant expenses and divert attention and resources of our management and other key employees. We could be required to pay damages or other penalties or have injunctions or other equitable remedies imposed against us or our current or former directors and officers. In addition, we are generally obligated to indemnify our current and former directors and officers in connection with lawsuits, governmental investigations and related litigation or settlement amounts. Such amounts could exceed the coverage provided under our insurance policies. Any of these factors could harm our reputation, business, financial condition, results of operations or cash flows.

Our failure to maintain effective internal control over financial reporting and disclosure controls and procedures could continue to have a material adverse effect on our business.

We are required to maintain internal control over financial reporting and disclosure controls and procedures in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with GAAP. In connection with our internal investigation and the restatement, we determined that we had material weaknesses in our internal control environment and internal control activities. As of December 31, 2017, these material weaknesses continued to exist. We therefore concluded that, as of the end of the period covered by this report, our internal control over financial reporting and our disclosure controls and procedures were not effective. Until we fully remediate these deficiencies, it may be more difficult for us to report results accurately and on time. While we are working to address the internal control over financial reporting and other issues raised by our restatement process, we cannot be certain that our efforts will be successful or that we will be able to maintain adequate controls over our financial processes and reporting in the future. As of the date of this filing, the remediation process is ongoing. See “Part II—Item 9A. Controls and Procedures.”

Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur undetected, and it is possible that additional significant deficiencies or material weaknesses in our internal control over financial reporting may be identified in the future. Any failure of our internal controls could result in additional material misstatements in our consolidated financial statements, significant deficiencies, material weaknesses, costs, failure to timely meet our periodic reporting obligations and further erosion of investor confidence. It would also adversely affect the results of periodic management evaluations and could have a material adverse effect on our business, financial condition, results of operations or cash flow. If our internal controls continue to be deemed inadequate in the future, our current external auditors could resign, and the process of retaining new auditors could limit our access to capital for an extended period of time.

Our failure to implement new accounting standards during the required time periods could result in our inability to file future periodic reports in a timely manner and lead to additional material weaknesses in internal control over financial reporting, beyond those disclosed in this report.

The FASB has issued new accounting guidance on revenue recognition that will change both the way revenue is accounted for and disclosed and will result in changes in internal controls. These changes in internal controls will reach beyond finance and accounting and will have an impact on other areas of our business, such as information technology and operations. Due to the delay in filing our 2015 Report, our 2016 Report and our Quarterly Reports on Form 10-Q for the first three quarters of our 2017 fiscal year, we did not begin to assess the standard and its impact on our financial statement reporting and operations until the fourth quarter of 2017. We are still evaluating the impact of the adoption and are currently working with a third-party consultant to implement the necessary processes and procedures to comply with the new disclosure requirements.

Our business operations depend upon our new senior management team and the ability of our other employees to successfully perform their roles.

We have experienced significant turnover in our senior management in recent years. In March 2015, we announced the departure of our former President and Chief Executive Officer (“CEO”) and the appointment of Terence J. Cryan as our new President and CEO. In September 2015, we announced the departure of our former Chief Financial Officer and the appointment of Craig E. Holmes as Senior Vice President of Finance. In March 2017, we announced the retirement of Timothy M. Howsman, who served as our Principal Financial Officer, the subsequent appointment of Mr. Holmes as the Company’s Chief Financial Officer and Principal Financial Officer and the appointment of Mark F. Jolly, who had been serving as Vice President, Finance, as the Company’s Chief Accounting Officer and Principal Accounting Officer. In July 2017, we announced the resignation of Mr. Cryan as our President and CEO and the appointment of Mr. Holmes and Tracy D. Pagliara, formerly our Senior Vice President, Chief Administrative Officer, General Counsel and Secretary, as Co-Presidents and Co-CEOs. Charles E. Wheelock was simultaneously appointed Vice President, Administration, General Counsel and Secretary. In August 2017, we announced the cessation of Mr. Jolly’s employment as our Chief Accounting Officer and Principal Accounting Officer and the appointment of Erin Gonzalez as our Chief Financial Officer and Principal Financial and Accounting Officer. On December 11, 2017, Mr. Howsman was rehired as Chief Accounting Officer. On April 13, 2018, Mr. Holmes resigned from his positions as Co-President and Co-CEO and director, and Mr. Pagliara became our President and CEO.

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

As new employees gain experience in their roles, we could experience inefficiencies or a lack of business continuity due to loss of historical knowledge and a lack of familiarity of those employees with business processes, operating requirements, policies and procedures (some of which are new) and key information technologies and related infrastructure used in our day-to-day operations and financial reporting. It is important to our success that these key employees quickly adapt to, and excel in, their new roles. Their failure to do so could result in operational and administrative inefficiencies and added costs that could adversely impact our results of operations, our stock price and our customer relationships and may make recruiting for future management positions more difficult. In addition, if we were to lose the services of any one or more key employees, whether due to death, disability or termination of employment, our ability to successfully implement our business strategy, financial plans and other objectives could be significantly impaired. Any of the above factors could also impede our ability to remediate the material weaknesses in our internal controls. See “Part II—Item 9A. Controls and Procedures.” If we do not effectively manage our business through our management transitions, our business and results of operations could be adversely affected.

As a result of our inability to prepare and timely file periodic reports, we face limitations in our ability to issue securities and engage in certain transactions, which could adversely affect our business.

We are required to comply with Section 13 of the Exchange Act. We did not file any Quarterly Reports on Form 10-Q or any Annual Report on Form 10-K from the May 2015 announcement of our intention to restate our financial results until March 15, 2017, when we filed the 2015 Report that included restated prior period financial statements and our 2015 financial information. We also did not file any Quarterly Reports on Form 10-Q for fiscal 2016 until we filed the 2016 Report on September 12, 2017. Although we have completed the filings of our past due reports with the SEC, we will not be eligible to use “short form” registration statements that would allow us to incorporate by reference our SEC reports into our registration statements, or to use “shelf” registration statements, until we have filed all of our periodic reports in a timely manner for a period of 12 months. As a result of becoming current in our SEC filing obligations, we may use Form S-1 to register a sale of our stock to raise capital; however, the inability to use the “short form” registration statement would likely increase transaction costs and be time consuming, which may adversely affect our ability to raise capital in a timely manner. While we were not current in our SEC reporting obligations, we were unable to use our existing registration statement on Form S-8 or file a new registration statement on Form S-8, which could have been used to register the issuance and sales of securities under our equity incentive plans. As a result, our ability to grant awards to adequately incentivize and retain skilled employees, including key employees needed to complete the remediation of the material weaknesses in our internal controls, was, and could continue to be adversely affected. See “Part II—Item 9A. Controls and Procedures.” In addition, if we fail to remain current in our SEC filing obligations, our ability to solicit shareholder consent for certain potential capital-raising transactions may be impacted. These restrictions could increase the costs of selling securities publicly, significantly delay such sales or transactions and adversely affect our business.

We have not held an annual meeting of our shareholders since May 2015. As a result, our shareholders have not had the opportunity to elect directors since May 2015, and we cannot assure investors when such an opportunity will arise.

Our bylaws and the Delaware General Corporation Law state that we must hold an annual meeting of our shareholders for the election of directors and other business as may be properly brought before the meeting. However, because of our delayed periodic report filings, we have not held an annual meeting of our shareholders since May 2015. Therefore, our shareholders have not had the opportunity to vote in an election of our directors since that time and, under Delaware law, our shareholders have the right to demand that we hold such a meeting. We recently received such a demand from one of our shareholders and, as previously disclosed, we plan to hold an annual shareholders’ meeting. However, if we fail to hold annual shareholders’ meetings in the future, it would be more challenging for our shareholders to vote on the election of our directors.

Risk Factors Related to Our Operations

A substantial portion of our revenue is related to services performed at nuclear power plants, and reduced investment in, or increased regulation related to, nuclear power plants would have a material adverse effect on our business and prospects.

The demand for the services we provide at nuclear power plants is directly tied to the number of nuclear power facilities that utilize our services. Additionally, U.S. nuclear capacity and electricity generation are expected to decline due to continuing low natural gas prices and the rapid expansion of low cost renewable energy and new technologies in the U.S., displacing more traditional sources of power, including nuclear power. Public support for nuclear power has also softened because of pricing, environmental and safety concerns. Declining demand for U.S. nuclear power generation and related construction and maintenance budgets would have a material adverse effect on our business, operations and cash flow.

There are two new nuclear reactors at one U.S. site under construction, and several nuclear reactors are undergoing decommissioning. Pricing pressure has resulted in a decrease in the maintenance budgets for existing nuclear plants. Other new construction projects were reevaluated and discontinued in 2017. For example, during 2017, the owners of V.C. Summer Units 2 and 3 abandoned the project.

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

In addition, we have a limited ability to recover any cost overruns. Contract prices are established based in part on our projected costs, which are subject to a number of assumptions. The costs that we incur in connection with each contract can vary, sometimes substantially, from our original projections. Because of the large scale and complexity of our contracts, unanticipated changes may occur, such as customer budget decisions, design changes, delays in receiving permits and cost increases. Unanticipated cost increases or delays may occur as a result of several factors, including:

•	increases in the cost of commodities, labor or freight;
•	unanticipated technical problems;
•	problems related to successfully managing contract performance;
•	suppliers’ or subcontractors’ failure to perform, requiring modified execution plans or re-work; and
•	decreases in labor efficiency realized.

We often are contractually subject to liquidated damages in the event that we fail to perform our obligations in a timely manner. Such damages can be significant and may have a negative impact on our profit margins and financial results.

Cost increases or overruns that we cannot pass on to our customers or our payment of liquidated damages or other penalties under our contracts will lower our earnings. In addition, increases in commodity prices may adversely affect our gross margins.

If we are unable to control the delivery of services provided because of internal operational issues or poor subcontractor performances, our reputation could be adversely affected, and we could lose customers. In the event of subcontractor insolvency, if we are unable to recover any advance progress payments made to subcontractors, our profitability could be adversely affected.

We rely on subcontractors to perform services on various projects for scopes of work that are outside of our current service offerings. Our subcontractors do not account for a significant percentage of our service costs. The quality and performance of our subcontractors are not entirely under our control. Our subcontractors may not always meet the requisite level of quality control or our delivery schedules. The failure of our subcontractors to perform quality services in a timely manner could adversely affect our reputation and result in the cancellation of orders for our services, significant warranty and repair costs and the loss of customers. In addition, our contracts with customers may contain liquidated damages, and triggering such provisions could result in significant financial penalties, or, even if not triggered, could affect our ability to recognize revenue in a given period.

Other potential consequences of the failure of our subcontractors to meet our standards include a potential need to change subcontractors, resulting in increased costs. At times, we make advance progress payments to subcontractors in anticipation of completion of services, and we may be unable to recover those advances if a subcontractor fails to complete the scope of work. The occurrence of any of the above may adversely affect our profitability and cash flow.

We operate our business in regions subject to natural disasters, including hurricanes, and other severe catastrophic events, such as acts of war and terrorism, and any disruption to our business resulting from such events will adversely affect our revenue and results of operations.

We operate our business in regions subject to natural disasters and other severe catastrophic events. Any disaster could adversely affect our ability to conduct business and provide services to our customers, and the insurance we maintain may not be adequate to cover our losses resulting from any business interruption resulting from a natural disaster or other catastrophic events.

Most recently, our discontinued operations were impacted by Hurricane Harvey in August 2017. The severe weather conditions directly affected production, which was largely shut down for nearly one week. Although work resumed, the hurricane resulted in significant production delays, and we are currently assessing the impact this will have on our contractual obligations to certain customers. Should the impact result in delivery delays, this could result in liquidated damages to be assessed or the potential loss of customers. In addition, many of our employees were displaced by the hurricane or have departed to assist with the hurricane recovery efforts.

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

The industry in which we operate is highly competitive. Some of our competitors and potential competitors are less leveraged than we are, have greater financial or other resources than we have and may be better able to withstand adverse market conditions within the industry. Our competitors typically compete aggressively on the basis of pricing, and such competition may continue to impact our ability to attract and retain customers or maintain the rates we charge. To the extent that we choose to match our competitors’ prices, it would result in lower margins and, as a result, could harm our results of operations. Should we choose not to match, or remain within a reasonable competitive distance from, our competitors’ pricing, our sales volume would likely decrease, which could harm our results of operations. In addition, our future growth will depend on our ability to gauge the direction of the commercial and technological progress in our markets that may be adopted by our competitors. However, any such developments would likely require additional financing, and we may not be able to obtain the necessary financing on acceptable terms, if at all. A failure to keep pace with our competitors or the technological innovations in the markets we serve could have a material adverse impact on our business.

Our future revenue and operating results may vary significantly from reporting period to reporting period.

Our quarterly and annual revenue and earnings have varied in the past and are likely to vary in the future. Our service contracts contain customer-specific commercial terms that, coupled with other factors beyond our control, may result in uneven recognition of revenue and earnings over time. Customer-imposed delays can significantly impact the timing of revenue recognition and lengthen our cash conversion cycle. Due to our relatively large average contract size, our volume during any given period may be concentrated to relatively few contracts, intensifying the magnitude of these fluctuations. Furthermore, some of our operating costs are fixed. As a result, we may have limited ability to reduce our operating costs in response to unanticipated decreases in our revenue or the demand for our services in any given reporting period. Therefore, our operating results in any reporting period may not be indicative of our future performance. Because we must make significant estimates related to potential costs when we recognize revenue on a percentage-of-completion basis, these costs may change significantly from reporting period to reporting period based on new project information.

A small number of major customers account for a significant portion of our revenue, and the loss of any of these customers could negatively impact our business.

We depend on a relatively small number of customers for a significant portion of our revenue. In 2017, three customers accounted for 59% of our consolidated revenue. In 2016, three customers accounted for 56% of our consolidated revenue. For a listing of our major customers, please refer to “Note 15—Major Customers and Concentration of Credit Risk” to the consolidated financial statements included in this Form 10-K. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. Because our major customers represent a large part of our business, the loss of any of our major customers could negatively impact our business and results of operations. Our business volume with each of our largest customers is highly dependent on operations and maintenance budgets for U.S. utilities. Fluctuations in any of these factors could materially adversely impact our performance results.

We are subject to potential insolvency or financial distress of third parties, including our customers and suppliers.

We are exposed to the risk that third parties to various arrangements who owe us money or goods, or who purchase services from us, will be unable to perform their obligations or continue to place orders due to insolvency or financial distress. If such third parties fail to perform their obligations under arrangements with us, we may be forced to replace the underlying commitment at current or above market prices or on other terms that are less favorable to us, or we may have to write off receivables in the case of a customer failing to pay.

If a customer becomes insolvent or files for bankruptcy, our ability to recover accounts receivable from that customer would be adversely affected and any payment we received during the preference period prior to a bankruptcy filing may be potentially recoverable by the bankruptcy estate. Any of the foregoing could adversely impact our results of operations, financial position and liquidity.

In March 2017, Westinghouse Electric Company, a subsidiary of Toshiba Corporation (“Westinghouse”), filed a voluntary petition to reorganize under Chapter 11 of the U.S. Bankruptcy Code. As of December 31, 2017, our accounts receivable from Westinghouse was $2.1 million, net of a $0.2 million reserve. As of the bankruptcy filing date, we had $8.7 million of accounts receivable from Westinghouse, of which $6.4 million has been collected. Westinghouse has stated that it intends to continue normal business operations. However, a number of uncertainties surround the Westinghouse Chapter 11 proceedings. Although the owner of Plant Vogtle Units 3 and 4, which were impacted by the Westinghouse bankruptcy, has decided to continue construction of such project and has received approval from the Georgia Public Service Commission, we would be adversely affected if the owner changes that decision in the future.

The dollar amount of our backlog, as stated at any time, is not necessarily indicative of our future revenue.

Our backlog consists of firm orders or blanket authorizations from our customers. Backlog may vary significantly from reporting period to reporting period due to the timing of customer commitments. The time between receipt of an order and actual completion of services can vary. However, backlog may not be indicative of future operating results, and projects in our backlog may be cancelled, modified or otherwise altered by our customers. To the extent projects are delayed, the timing of our revenue could be affected. If a customer cancels an order, we may be reimbursed for the costs we have incurred. Typically, however, we have no contractual right to the full amount of the revenue reflected in our backlog contracts in the event of cancellation. In addition, projects may remain in our backlog for extended periods of time. Furthermore, a portion of our backlog for multi-year service maintenance contracts is based on what we expect to perform in the next twelve months and is therefore not necessarily supported by a firm purchase order. If that work does not materialize, then our backlog would be negatively impacted, as that work would be considered a “cancellation.” Revenue recognition occurs over extended periods of time and is subject to unanticipated delays. Fluctuations in our reported backlog levels also result from the fact that we may receive a small number of relatively large orders in any given reporting period that may be included in our backlog. Because of these large orders, our backlog in that reporting period may reach levels that may not be sustained in subsequent reporting periods. Our backlog, therefore, is not necessarily indicative of our future revenue or of long-term industry trends.

Our success is partially dependent upon maintaining our safety record, and an injury to or death of any of our employees, customers or vendors could result in material liabilities to our company.

The activities we conduct at our customers’ facilities present a risk of injury or death to our employees, customers or visitors, notwithstanding our efforts to comply with safety regulations. We may be unable to avoid material liabilities for an injury or death, and our workers’ compensation and other insurance policies may not be adequate or may not continue to be available on terms acceptable to us, or at all, which could result in material liabilities to us. In addition, our ability to obtain new business and retain our current business is partially dependent on our continuing ability to maintain a safety record that exceeds the industry average. If we fail to maintain superior safety performance, or if serious accidents occur in spite of our safety procedures, our revenue and results of operations could be materially adversely affected.

Changes in our credit profile and market conditions can affect our relationships with suppliers, vendors and subcontractors, which could have a material adverse effect on our liquidity and our business, reputation and results of operations.

We rely significantly on third-party suppliers and vendors to obtain necessary materials, and on subcontractors to perform certain services. Although we are not dependent on any single supplier, vendor or subcontractor, any substantial limitation on the availability of or deterioration in our relationship with required suppliers or subcontractors would negatively impact our operations.

Changes in our credit profile can affect the way such third parties view our ability to make payments and may induce them to shorten the payment terms of their invoices or require credit enhancement. For instance, as a result of delays in our payments, certain suppliers and subcontractors have imposed less favorable payment terms on us, including requirements to provide them with additional security in the form of prepayments, surety bonds or letters of credit. The imposition of burdensome payment terms or collateral requirements could have a material adverse impact on our liquidity and our ability to make payments to other parties. This in turn could cause us to be unable to operate our business at the desired service levels, which might adversely affect our profitability and cash flow. In other cases, our relationships with certain third parties have been terminated, requiring us to rely on new firms for certain services, which may cost more and be of inferior quality.

In addition, changes in market and economic conditions could increase the risk of a lack of available suppliers or subcontractors. If any supplier or subcontractor upon which we rely is unable or unwilling to meet its obligations under present or future agreements with us, we may be forced to pay higher prices to obtain necessary services and may suffer an interruption in our ability to provide our services to customers.

To the extent we cannot engage quality subcontractors or acquire equipment or materials on acceptable terms, we would not be able to meet the full demands of our customers, which would have a material adverse effect on our business, reputation and results of operations.

A former operating unit has been named as a defendant in asbestos personal injury lawsuits.

As discussed in “Note 14—Commitments and Contingencies” to the consolidated financial statements included in this Form 10-K, one of our former operating units has been named as a defendant in a limited number of asbestos personal injury lawsuits. Neither we, nor our predecessors, ever mined, manufactured, produced or distributed asbestos fiber, the material that allegedly caused the injury underlying these actions. The bankruptcy court’s discharge order issued upon our emergence from bankruptcy in 2008 extinguished the claims made by all plaintiffs who had filed asbestos claims against us before that time. We believe the bankruptcy court’s discharge order should serve as a bar against any later claim filed against us, including any of our subsidiaries, based on alleged injury from asbestos at any time before our emergence from bankruptcy. In all of the asbestos cases finalized post-bankruptcy, we have been successful in having such claims dismissed without liability. Moreover, during 2012, we secured insurance coverage that will help to reimburse the defense costs and potential indemnity obligations of our former operating unit relating to these claims. Nonetheless, findings of liability on our part in any of these cases that were filed against us after we emerged from bankruptcy that remain unresolved could have an adverse effect on our financial position, results of operations and liquidity.

Compliance with environmental, health, safety and other related laws and regulations is costly, and our ongoing operations may expose us to related liabilities.

Our operations are subject to laws and regulations governing the discharge of materials into the environment or otherwise related to the protection of the environment or human health and safety. We are subject to various U.S. federal statutes and the regulations implementing them, as well as similar laws and regulations at the state and local levels. If we fail to comply with environmental laws or regulations, we may be subject to significant liabilities for fines, penalties or damages, or lose or be denied significant operating permits.

In addition, we may be subject to liability allegations involving claims of personal injury or property damage. The operation of complex, large-scale equipment used in a variety of locations and climates and integration of a variety of purchased components entails an inherent risk of disputes and liabilities related to the operation of the equipment and the health and safety of the workers who operate and come into contact with the machinery. Because our services are primarily provided in power plants, claims could arise in different contexts, including fires, explosions and power surges, which can result in significant property damage or personal injury, and equipment failure, which can result in personal injury or damage to other equipment in the power plant.

The insurance policies we maintain to cover claims of this nature are subject to deductibles and recovery limitations, as well as limitations on contingencies covered, and we may, therefore, suffer losses from these claims for which no insurance recovery is available. Such losses could have a material adverse effect on our business.

The effects of providing warranties for our services could result in unanticipated costs and could adversely affect our financial condition.

We generally provide warranties for terms of two years or less on our services. These warranties require us to re-perform services previously provided, which could adversely affect our financial condition.

Expiration of the Price-Anderson Act’s indemnification authority could have adverse consequences for us.

We provide services to the nuclear industry. The Price-Anderson Act promotes the nuclear industry by offering broad indemnification to commercial nuclear power plant operators and the U.S. Department of Energy (“DOE”) for liabilities arising out of nuclear incidents at power plants licensed by the NRC and at DOE nuclear facilities. That indemnification protects not only the NRC licensee or DOE prime contractor, but also others like us who may be doing work under contract or subcontract for a licensed power plant or under a DOE prime contract. The Energy Policy Act of 2005 extended the period of coverage to include all nuclear power reactors issued construction permits through December 31, 2025. If the Price-Anderson Act’s indemnification authority expires, a problem related to our provision of services at a nuclear facility could lead to a damage claim against us for which we might not be entitled to indemnification. In addition, any well-publicized problem with those services, whether actual or perceived, could adversely affect our reputation and reduce demand for our services.

Our failure to attract and retain qualified personnel, skilled workers and key officers could have an adverse effect on us.

Our ability to attract and retain qualified professional and/or skilled personnel in accordance with our needs, either through direct hiring, subcontracting or acquisition of other firms employing such professionals, is an important factor in determining our future success. The market for these professionals is competitive, and there can be no assurance that we will be successful in our efforts to attract and retain needed personnel. Our ability to successfully execute our business strategy depends, in part, on our ability to attract and retain highly qualified, experienced mechanical, design, structural and software engineers, service technicians and marketing and sales personnel. Demand for these workers can, at times, be high and the supply extremely limited. Our success is also highly dependent upon the continued services of our key officers, and we do not maintain key employee insurance on any of our executive officers.

The restatement of our historical financial results and poor financial performance has caused significant employee turnover and made it more challenging to recruit and retain qualified personnel. If we are unable to retain qualified personnel, the roles and responsibilities of those employees will need to be filled, which may require that we devote time and resources to identifying, hiring and integrating new employees. In addition, the failure to attract and retain key employees, including officers, could impair our ability to sustain or expand our operations, provide services to our customers and conduct our business effectively.

Demand for our services is cyclical and vulnerable to economic slowdowns and reductions in private industry and government spending. In times of general economic contraction, our revenue, profits and financial condition may be adversely affected and will not necessarily rise in tandem with general economic expansion.

The industries we serve historically have been, and will likely continue to be, cyclical in nature and vulnerable to general slowdowns in the U.S. economy. Consequently, our results of operations have fluctuated and may continue to fluctuate depending on the level of demand for services from these industries.

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

During periods of declining demand for power, many of our customers may face budget shortfalls or may delay capital expenditures, which could result in a decrease in the overall demand for our services. Our customers may find it more difficult to obtain project financing due to limitations on the availability of credit and other uncertainties in the global credit markets. In addition, our customers may demand better pricing terms and their ability to timely pay our invoices may be affected in times of economic slowdown. Any such reduction in private industry or government spending could have a material adverse effect on our revenue, net income or overall financial condition.

Information technology vulnerabilities and cyberattacks on our networks could have a material adverse impact on our business.

We rely upon information technology to manage and conduct business, both internally and with our customers, suppliers and other third parties. Internet transactions involve the transmission and storage of data, including, in certain instances, customer and supplier business information. Accordingly, maintaining the security of our computers and other electronic devices, computer networks and data storage resources is a critical issue for us and our customers and suppliers because security breaches could result in reduced or lost ability to carry on our business and loss of and/or unauthorized access to confidential information. We have limited personnel and other resources to address information technology reliability and security of our computer networks and respond to known security incidents to minimize potential adverse impacts. Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyberattacks. Experienced hackers, cybercriminals and perpetrators of threats may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. These perpetrators of cyberattacks also may be able to develop and deploy viruses, worms, malware and other malicious software programs that attack our information and networks or otherwise exploit any security vulnerabilities of our information and networks. Techniques used to obtain unauthorized access to or sabotage systems change frequently and often are not recognized until long after being launched against a target, so we may be unable to anticipate these techniques or to implement adequate preventative measures. A breach of our information technology systems and security measures as a result of third party action, malware, employee error, malfeasance or otherwise could materially adversely impact our business and results of operations and expose us to customer, supplier and other third party liabilities. Any damage, security breach, delay or loss of critical data associated with our systems may delay or prevent certain operations and may have a material adverse effect on our financial condition, results of operations and cash flows. As cyber threats continue to evolve, we may be required to expend additional significant resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.

Our failure to comply with applicable governmental privacy laws and regulations in the U.S. could substantially impact our business, operations, financial position and cash flows.

We are subject to extensive and evolving federal and state privacy laws and regulations. Changes in privacy and data security laws or regulations or new interpretations of existing laws or regulations could have a negative effect on our operating methods and costs. Failure to comply with such regulations could result in the termination or loss of contracts, the imposition of contractual damages, private and government civil litigation, civil sanctions, damage to our reputation or, in certain circumstances, criminal penalties, any of which could have a material adverse effect on our results of operations, financial position, cash flows, business and prospects. Determining compliance with such regulations is complicated by the fact that many of these laws and regulations have not been fully interpreted by governing regulatory authorities or the courts, and many of the provisions of such laws and regulations are open to a range of interpretations. There can be no assurance that we are, or have been, in compliance with all applicable existing laws and regulations or that we will be able to comply with new laws or regulations.

Our participation in multiemployer pension plans could adversely impact our liquidity and results of operations.

During 2017, we contributed to approximately 65 multiemployer pension plans throughout the U.S. and, historically, we have contributed to over 150 multiemployer pension plans in which we still have withdrawal liabilities. We believe that our responsibility for potential withdrawal liabilities associated with participating in multiemployer pension plans is limited because the building and construction trades exemption pursuant to the Employee Retirement Income Security Act of 1974 should apply to the substantial majority of our plan contributions. However, pursuant to the Pension Protection Act of 2006 and other applicable laws, we are exposed to other potential liabilities associated with plans that are underfunded. As of December 31, 2017, we had been notified that certain pension plans were in critical funding status. Currently, certain plans are developing, or have developed, a rehabilitation plan that may call for a reduction in participant benefits or an increase in future employer contributions. Therefore, in the future, we could be responsible for potential surcharges, excise taxes and/or additional contributions related to these plans, which could impact our liquidity and results of operations. While we continue to actively monitor, assess and take steps to limit our potential exposure to any surcharges, excise taxes, additional contributions and/or withdrawal liabilities, any market conditions or the number of participating employers remaining in each plan may result in a reorganization, insolvency or mass withdrawal that could have a material adverse effect on the funded status of the multiemployer plans and our potential withdrawal liability.

We are subject to anti-bribery laws in the U.S. Failure to comply with these laws could result in our becoming subject to penalties and the disruption of our business activities.

The U.S. has laws that restrict the offer or payment of anything of value to government officials or other persons with the intent of gaining business or favorable government action, and we are subject to such laws. In addition to prohibiting certain bribery-related activity with U.S. officials and other persons, these laws provide for recordkeeping and reporting obligations. Any failure by us, our subcontractors, agents or others who work for us on our behalf to comply with these legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties. The failure to comply with these legal and regulatory obligations could also result in the disruption of our business activities and have a material adverse effect on our business and results of operations.

The Tax Act, or other changes in U.S. tax laws or regulations, or their interpretation, could increase our tax burden and otherwise adversely affect our financial condition, results of operations and cash flows.

Changes in tax laws or exposures to additional tax liabilities could negatively impact our effective tax rate and results of operations. As a result of enactment of the Tax Act, we are required to re-evaluate our U.S.-related deferred tax assets and liabilities and to account for a one-time transition tax on certain un-repatriated earnings of foreign subsidiaries. The Tax Act introduces significant changes to the U.S. corporate income tax law that will have a meaningful impact on our provision for income taxes. Accounting for the income tax effects of the Tax Act requires significant judgments to be made in interpreting its provisions. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in the financial statements for fiscal year 2017. These provisional amounts are based on our initial analysis of the Tax Act. Anticipated guidance from the U.S. Treasury about implementing the Tax Act, and the potential for additional guidance from the SEC or the Financial Accounting Standards Board (the “FASB”) related to the Tax Act, may result in adjustments to these estimates which could materially affect our financial position and results of operations as well as the effective tax rate in the period in which the adjustments are made.

Work disruptions resulting from the expiration of our collective bargaining agreements or otherwise could result in increased operating costs and adversely affect our operating performance.

The majority of our temporary craft employees are represented by labor unions with which we have collective bargaining agreements. There can be no assurance that we will not experience labor disruptions associated with a lengthy strike or the expiration or renegotiation of collective bargaining agreements or other work stoppage at our facilities or customer locations, which could adversely affect our operating performance and may result in additional expenses and possible loss of revenue.

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

From December 31, 2012 to April 9, 2018, the closing price of our common stock ranged from $20.86 to $1.62 per share. Continued declines in the price of our common stock could impede our ability to obtain additional capital, attract and retain qualified employees and reduce the liquidity of our common stock. In addition, the reduced stock price also increases the cost to us, in terms of dilution, of using our equity for employee compensation.

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

Delisting of our common stock from the New York Stock Exchange (“NYSE”) and subsequent quotation on the OTC Pink® Marketplace—Limited Information Tier (“OTC”) operated by the OTC Markets Group Inc. may continue to decrease the value of our common stock and prevent certain investors from investing or achieving a meaningful degree of liquidity.

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

On May 30, 2012, our Board adopted a dividend policy pursuant to which we would pay quarterly dividends on our common stock; however, we have not paid any dividends since March 2015. The costs associated with the restatement of our historical financial results, as well as related matters, has presented a significant financial burden on our company, and the continued operation of our business has required substantial funding. In addition, as of December 31, 2017, the Centre Lane Facility prohibits us from paying dividends. Therefore, we do not anticipate paying dividends on our common stock in the foreseeable future.

Any future determination with respect to the payment of dividends will be at the discretion of the Board and will depend upon our financial condition, results of operations, capital requirements, general business conditions, terms of financing arrangements and other factors that our Board may deem relevant. Future dividends, their timing and amount will be subject to capital availability and periodic determinations by our Board that cash dividends are in the best interest of our stockholders and are in compliance with all of our respective laws and agreements applicable to the declaration and payment of cash dividends and may be affected by, among other factors: our views on potential future capital requirements for organic initiatives and strategic transactions; debt service requirements; our credit rating; changes to applicable tax laws or corporate laws; limitations in the Centre Lane Facility; and changes to our business model. Our dividend payments may change from time to time, and we cannot provide assurance that we will declare dividends of any particular amounts or at all. If we do not pay dividends, then our common stock may be less valuable because a return on investment will occur only if our stock price increases, and such appreciation may not occur.

Actions of activist shareholders could be disruptive and potentially costly, and the possibility that activist shareholders may seek changes that conflict with our strategic direction could cause uncertainty about the strategic direction of our business.

Activist investors may attempt to effect changes in our strategic direction and how our business is governed, or to acquire control over us to increase short-term stockholder value by advocating corporate actions such as financial restructuring, increased borrowing, special dividends, stock repurchases or even sales of assets or the entire company. In fact, in June 2016, we entered into an election and nomination agreement with certain of our significant stockholders that had filed a Schedule 13D with the SEC with respect to the Company. Pursuant to that agreement, we agreed to appoint two additional directors to our Board, one of whom would serve as a representative of those investors. Among other things, we also agreed to various standstill provisions and to include the investors’ designees in our slate of nominees for election as directors at our next two annual meetings of stockholders. The agreement also provides that, because the Company did not hold its 2016 Annual Meeting of Stockholders, the significant stockholders have the right to terminate the agreement at any time after January 1, 2017.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our corporate office is currently located in Irving, Texas. We do not own any properties. Below is a summary of properties leased by our continuing operations as of December 31, 2017.

	Owned/Leased	Approximate
Location	Expiration Date	Sq. Footage	Principal Uses
Irving, Texas	Leased (10/21/19)	11,000	Administrative office (corporate headquarters)
Atlanta, Georgia	Leased (3/31/23)	24,000	Administrative office
Jacksonville, Florida	Leased (8/30/22)	10,708	Administrative office/warehouse
Seymour, Indiana	Leased (11/30/18)	13,200	Administrative office/warehouse
Astoria, New York	Leased (3/31/20)	7,000	Administrative office/warehouse

Item 3.  Legal Proceedings.

Shareholder Litigation

A putative shareholder class action, captioned Budde v. Global Power Equipment Group Inc., is pending in the U.S. District Court for the Northern District of Texas naming the Company and certain former officers as defendants. This action and another action were filed on May 13, 2015 and June 23, 2015, respectively, and on July 29, 2015, the court consolidated the two actions and appointed a lead plaintiff. On May 1, 2017, following the filing of the 2015 Report, the lead plaintiff filed a second consolidated amended complaint that names the Company and three of its former officers as defendants. It alleges violations of the federal securities laws arising out of matters related to our restatement of certain financial periods and claims that the defendants made material misrepresentations and omissions of material fact in certain public disclosures during the putative class period in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5, as promulgated thereunder. The plaintiffs seek class certification on behalf of persons who acquired our stock between September 7, 2011 and May 6, 2015, monetary damages of “more than $200 million” on behalf of the putative class and an award of costs and expenses, including attorneys’ fees and experts’ fees. We are defending, and intend to continue to defend, against this action. On June 26, 2017, the Company and the individual defendants filed a motion to dismiss the complaint. On August 23, 2017, the lead plaintiff filed its opposition to that motion. On September 22, 2017, defendants filed their reply brief in further support of their motion to dismiss. On December 27, 2017, the court issued a memorandum opinion and order granting the motion to dismiss, allowing the plaintiffs until January 15, 2018 to file an amended complaint. The court found that, with respect to each of the defendants, plaintiffs failed to plead facts supporting a strong inference of scienter, or the required intent to deceive, manipulate or defraud, or act with severe recklessness. On January 15, 2018, the plaintiffs filed their third amended complaint, and in response the Company filed a renewed motion to dismiss. Plaintiffs subsequently filed a motion in opposition to the Company’s motion to dismiss, and requested oral argument. Defendants filed their reply brief in further support of their motion on March 23, 2018. Litigation is subject to many uncertainties, and the outcome of this action is not predictable with assurance. At this time, we are unable to predict the possible loss or range of loss, if any, associated with the resolution of this litigation, or any potential effect such may have on us or our business or operations.

SEC Investigation

The Division of Enforcement of the SEC conducted a formal investigation into possible securities law violations by Global Power relating to disclosures we made concerning certain financial information, including our cost of sales and revenue recognition, as well as related accounting issues. We cooperated with the SEC in its investigation, including through the production of documents to, and the sharing of information with, the SEC Enforcement Staff. On March 8, 2018, the SEC Enforcement Staff informed our outside counsel, Cahill, Gordon & Reindel LLP, that the SEC Enforcement Staff had concluded their investigation and, based on the information available to them as of the date of their letter, the SEC Enforcement Staff do not intend to recommend an enforcement action by the SEC against the Company.

For a description of our material pending legal and regulatory proceedings and settlements, please refer to “Note 14—Commitments and Contingencies” to the consolidated financial statements included in this Form 10-K.

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

	2017		2016
	High	Low	High	Low
1st Quarter	$5.40	$4.01	$3.54	$2.50
2nd Quarter	$4.50	$3.21	$2.54	$1.50
3rd Quarter	$3.50	$1.66	$5.16	$2.01
4th Quarter	$4.25	$1.80	$4.83	$2.90

The OTC quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Such quotes are not necessarily representative of actual transactions or of the value of our securities.

The trading volume for our common stock is relatively limited. An active trading market may not continue to provide adequate liquidity for our existing stockholders or for persons who may acquire our common stock in the future.

Holders

As of April 9, 2018, there were 18,093,924 shares of our common stock outstanding and 132 holders of record of our common stock. We believe that the number of beneficial holders of our common stock is substantially greater than the number of holders of record.

Dividends

We have not paid dividends to holders of our common stock since March 2015, and the terms of the Revolving Credit Facility, as amended, prevented us from paying dividends as of December 31, 2016. Although in June 2017 we refinanced the amounts outstanding under the Revolving Credit Facility, the terms of the Centre Lane Facility currently prevent us from paying dividends. In addition, declaration and payment of future dividends would depend on many factors, including, but not limited to, our earnings, financial condition, business development needs, regulatory considerations and the terms of the Centre Lane Facility, and is at the discretion of our Board of Directors. We currently have no plan in place to pay cash dividends. See “Part I—Item 1A. Risk Factors—We do not currently expect to pay any cash dividends on our common stock, so investors may not receive any return on investment unless investors sell their shares of common stock for a price greater than that which investors paid for them.”

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2017, we did not sell any of our equity securities in transactions that were not registered under the Securities Act of 1933, as amended.

Securities Authorized for Issuance under Equity Compensation Plans

The disclosure required by this Item is included under “Part III—Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K.

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither we, nor any “affiliated purchaser,” as defined in SEC Rule 10b-18(a)(3), purchased any of our equity securities during the years ended December 31, 2017 and 2016.

Equity Compensation Plan Information

For a discussion of our equity compensation plan information, see “Part III—Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”.

Item 6.  Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides an analysis of the results of our continuing operations, an overview of our liquidity and capital resources and other items related to our business. It contains forward-looking statements about our future revenue, operating results and expectations. See “Cautionary Note Regarding Forward-Looking Statements” and “Part I—Item 1A. Risk Factors” for a discussion of the risks, assumptions and uncertainties affecting these statements. This discussion and analysis should be read in conjunction with Part I of this Form 10-K as well as our consolidated financial statements and notes thereto included in this Form 10-K.

During the fourth quarter of 2017, we made the decision to exit and sell our Electrical Solutions segment. Additionally, in the third quarter of 2017, we made the decision to exit and sell substantially all of the operating assets and liabilities of our Mechanical Solutions segment, which we completed in the fourth quarter of 2017, as described below. We determined that the decision to exit these segments met the definition of a discontinued operation. As a result, these segments have been presented as discontinued operations for all periods presented. In October 2017, we sold substantially all of the operating assets and liabilities of our Mechanical Solutions segment, including our manufacturing facility in Mexico. Unless otherwise specified, the financial information and discussion in this Form 10-K are as of December 31, 2017 and are based on our continuing operations; they exclude any results of our discontinued operations. Please refer to “Note 4—Changes in Business” to the consolidated financial statements included in this Form 10-K for additional information on our discontinued operations.

Industry Trends and Outlook

Nuclear power generation – The decline in demand for electric power by manufacturing combined with the increase in alternative energy and low cost natural gas has created a challenging environment for operators of nuclear power plants in the U.S. to carefully manage costs while maintaining their aging facilities. Also contributing to the decline our revenue in 2017 was the Tennessee Valley Authority’s completion of Watts Bar Unit 2 in October 2016, where we had a large role in the construction process. The two new nuclear projects under construction in the U.S., known as the Summer and Vogtle nuclear expansion projects, were challenged by Westinghouse’s bankruptcy filing in 2017; the decrease in progress, and the eventual abandonment of the Summer project, negatively affected our revenue. However, later in the year, we formed a limited liability company with Bechtel Power Corporation, a global leader in engineering, procurement, construction, and project management, to form Richmond County Constructors, LLC (“RCC”). RCC will operate as construction subcontractor to Bechtel Power Corporation, which has been selected as the prime construction contractor for the Plant Vogtle Units 3 & 4, currently the only new nuclear units under construction in the U.S. RCC will provide construction craft labor and supervision for the project. Williams is a 25% member in RCC. We also have won additional scope of work outside RCC and are currently bidding on other opportunities for direct scope of work. Vogtle Units 3 & 4 are expected to become operative in 2021 and 2022, respectively.

Over the last five years, five nuclear plants have been retired and must be properly decommissioned. We are currently working with a major contractor in the decommissioning field and believe there may be an opportunity for us to expand our capabilities and more broadly serve the decommissioning of nuclear power facilities. Given the average age of nuclear facilities in the U.S., it is expected that there will be many more retired units in the coming years, and we are actively pursuing projects in the decommissioning market.

Other fossil fuel power generation - The reduction of coal-fired electricity production has reduced demand for routine maintenance, plant upgrades, modification and new construction at U.S. coal-fired power generation facilities.

The U.S. EIA reported that natural gas-fired generation surpassed coal-fired generation was the most common electricity fuel in 2016. As a result, we have seen the demand for routine maintenance, plant upgrades, modification and new construction in the gas-fired generation market increase. We have maintained a presence in that market, primarily in capital projects for efficiency improvements. However, because most of those plants are newer than their nuclear and coal counterparts, they require fewer upgrades, which means they also require less maintenance than either coal or nuclear plants.

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

Results of Operations

The following summary and discussion of our results of operations is based on our continuing operations and excludes any results of our discontinued operations. This information, as well as the financial data provided in our consolidated financial statements and related notes included in this Form 10-K, should be referred to when reading our discussion and analysis of results of operations below.

	Year Ended December 31,
(in thousands)	2017	2016
Revenue	$186,982	$231,007
Cost of revenue	169,056	199,775
Gross profit	17,926	31,232

Selling and marketing expenses	2,313	2,901
General and administrative expenses	32,895	36,686
Restatement expenses	3,089	6,738
Depreciation and amortization expense	1,673	2,871
Total operating expenses	39,970	49,196
Operating loss	(22,044)	(17,964)

Interest expense, net	14,626	8,318
(Gain) loss on sale of business and net assets held for sale	(239)	8,255
Loss on sale-leaseback, net	—	1,238
Other (income) expense, net	(45)	(343)
Loss from continuing operations before income tax expense (benefit)	(36,386)	(35,432)
Income tax expense (benefit)	(6,367)	1,407
Loss from continuing operations	$(30,019)	$(36,839)

Revenue in 2017 decreased $44.0 million compared with 2016. The decrease was due primarily to a $26.6 million decline from the completion of construction and support services related to restart activities at a nuclear plant, a $23.8 million decline in year-over-year revenue from two multi-year fixed-price nuclear projects, and a $21.2 million decline due to the divestiture of the Hetsco business in January 2017. Those decreases were partially offset by an increase of $19.2 million from a scheduled nuclear outage, an increase of $4.4 million from a long-term nuclear contract and an increase of $4.4 million from the release of a liquidated damage reserve that was favorably resolved. Please refer to “Note 14—Commitments and Contingencies” to the consolidated financial statements included in this Form 10-K for additional information on the liquidated damage reserve.

Gross profit in 2017 decreased $13.3 million compared with 2016. The decrease was due primarily to a decline of $8.0 million in gross profit generated by three fixed-price loss contracts resulting from unsigned change orders, a decline of $6.6 million due to the divestiture of the Hetsco business, and a decline of $2.1 million from the completion of construction and support services related to restart activities at a nuclear plant. Those decreases were partially offset by a $4.4 million increase from the release of the liquidated damage reserve.

Operating loss in 2017 increased $4.1 million compared with 2016 due primarily to the $13.3 million reduction in gross profit, partially offset by a $9.2 million decrease in operating expenses. General and administrative expenses decreased $3.8 million compared with 2016 due partially to the divestiture of Hetsco, which contributed $3.4 million to the decline. Restatement expenses decreased $3.6 million compared with 2016 due to the wind-down of restatement activities in conjunction with the March 15, 2017 filing of the 2015 Report, which included the restatement of certain prior period financial results. Restatement expenses primarily consisted of fees for legal and accounting services. Furthermore, depreciation and amortization expenses decreased $1.2 million in 2017 compared with 2016 due to the cession of depreciation and amortization of Hetsco’s depreciable assets as a result of classifying them as assets held for sale at December 31, 2016.

General and Administrative Expenses

	Year Ended December 31,
($ in thousands)	2017	2016
Labor-related expenses	$17,585	$21,008
Stock-based compensation expense	2,588	1,519
Professional fees	4,749	5,060
Other expenses	7,973	9,099
Total	$32,895	$36,686

Total general and administrative expenses for 2017 decreased $3.8 million compared with 2016 due primarily to a $3.4 million decrease in labor-related expenses, partially as a result of the divestiture of Hetsco, which contributed $1.9 million to the decline in labor-related expenses. In addition, other expenses decreased $1.3 million compared with 2016, primarily as a result of a $0.5 million decrease in travel and entertainment expense, a $0.4 million decrease in bank fees, a $0.3 million decrease in rental expenses and a $0.2 million decrease in repairs and maintenance expenses. These other decreases were slightly offset by a $0.2 million increase in bad debt expense. Additionally, stock-based compensation increased $1.1 million compared with 2016 as a result of accelerated vesting related to the termination of several of our executive officers.

Other (Income) Expense, Net

	Year Ended December 31,
($ in thousands)	2017	2016
Interest expense, net	$14,626	$8,318
(Gain) loss on sale of business and net assets held for sale	(239)	8,255
Loss on sale-leasebacks, net	—	1,238
Other (income) expense, net	(45)	(343)
Total	$14,342	$17,468

Total other expense, net for 2017 decreased $3.1 million compared with 2016 mostly as a result of losses that were incurred in 2016 that did not recur in 2017, including an $8.3 million loss recognized during 2016 related to the write-down of net assets held for sale on our Hetsco business and a $1.2 million loss incurred on the December 2016 sale and subsequent leaseback of our manufacturing facility in Franklin, Indiana. This facility was later sold with the divestiture of Hetsco in January 2017. The decrease was offset by an increase in interest expense, net of $6.3 million. In October 2017, we used a portion of the proceeds from the sale of Mechanical Solutions to pay down $34.0 million of our outstanding debt and related fees, including full repayment of the First-Out Loan. As a result of this repayment, the related unamortized debt issuance costs of $5.0 million were amortized to interest expense in 2017. The remaining increase in interest expense in 2017 resulted from a higher weighted average interest rate on our debt compared with 2016. The weighted average interest rate on borrowings under the Revolving Credit Facility and the Centre Lane Facility for 2017 was 19.1% compared with the weighted average interest rate on borrowings under the Revolving Credit Facility of 10.2% for 2016.

Income Tax Expense (Benefit)

	Year Ended December 31,
($ in thousands)	2017	2016
Income tax expense (benefit)	$(6,367)	$1,407

We recorded income tax benefit from continuing operations of $6.4 million in 2017 compared with an income tax expense of $1.4 million in 2016. Our effective tax rates from continuing operations were 17.5% and (4.0%) for the years ended December 31, 2017 and 2016, respectively. The effective tax rate of 17.5% for the year ended December 31, 2017 includes the impact of federal tax reform. The Tax Act resulted in a reduction in the value of our net federal deferred tax assets using the new statutory federal corporate income tax rate of 21%.

The Tax Act requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. Therefore, we recorded a provisional liability of the transition tax of $2.6 million. As of December 31, 2017, in accordance with guidance provided by Staff Accounting Bulletin No. 118 (“SAB 118”), we have completed our accounting for the tax effects of enactment of the Tax Act. As described below, we have made a provisional estimate of significant items including the effects on our existing deferred tax balances and the one-time transition tax. Other items for which the accounting for the tax effects of the Tax Act is complete are not significant. The Tax Act is complex, and its impact may materially differ from our estimates, due to, among other things, changes in the Company’s assumptions, implementation guidance that may be issued from the Internal Revenue Service and related interpretations and clarifications of tax law relevant for the completion of the Company’s 2017 tax return filings. The Company expects to complete its assessment of these items during 2018, and any adjustments to the provisional amounts initially recorded, will be included as an adjustment to income tax expense or benefit in the period the amounts are determined, in accordance with SAB 118.

The decrease in income tax provision from continuing operations for the twelve months ended December 31, 2017 compared with the corresponding period in 2016 was primarily related to the impact of the re-measurement of the Company’s deferred tax assets and liabilities resulting from the enactment of the Tax Act, which reduced the Company’s income tax expense during the year by $5.4 million. The decrease for the twelve months ended December 31, 2017 was also attributable to a reduction in net deferred tax liabilities resulting from a $2.2 million decrease in deferred tax liabilities related to indefinite-lived intangibles that we cannot use to offset deferred tax assets subject to valuation allowance. Such decrease resulted from our disposition of Hetsco in the first quarter of 2017.

As of December 31, 2017, we determined that, with the pre-tax losses generated by our U.S. and certain foreign business operations, specifically the pre-tax losses generated in 2017 and the preceding two years, the weight of the objective and verifiable negative evidence clearly indicated that a valuation allowance against all of our U.S. and foreign deferred tax assets was necessary. As of December 31, 2017 and 2016, we had a full valuation allowance against all U.S. and foreign deferred tax assets.

Our ability to use our deferred tax assets is subject to volatility and could be adversely affected by earnings differing materially from our projections, changes in the valuation of our deferred tax assets and liabilities, expiration of or lapses in tax credits, changes in ownership as defined by Section 382 of the Code and outcomes as a result of tax examinations or by changes in tax laws, regulations and accounting principles. As a result, our income tax provisions are also subject to volatility from these changes, as well as from changes in accounting for uncertain tax positions, or interpretations thereof. In addition, under the Tax Act, the amount of post 2017 NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. The Tax Act also generally eliminates the ability to carry back any NOL to prior taxable years, while allowing post 2017 unused NOLs to be carried forward indefinitely. There is a risk that, due to changes under the Tax Act, regulatory changes, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.

Discontinued Operations

Please refer to “Note 4—Changes in Business” to the consolidated financial statements included in this Form 10-K for information regarding discontinued operations.

Liquidity and Capital Resources

During 2017, we continued to have significant liquidity constraints.  Our principal sources of liquidity were cash on hand, repatriation of cash from our former foreign subsidiaries, net proceeds from the sale of Mechanical Solutions, borrowings under the Revolving Credit Facility and net proceeds from the Centre Lane Facility. Our principal uses of cash were to pay for customer contract-related material, labor and subcontract labor, operating expenses including restatement-related expenses, interest expense on the Revolving Credit Facility and the Centre Lane Facility and repayments on the Revolving Credit Facility and the Centre Lane Facility.

Cash and Cash Equivalents

As of December 31, 2017, our operating unrestricted cash and cash equivalents increased $1.8 million to $4.6 million from $2.8 million as of December 31, 2016. As of December 31, 2017, the operating cash balance of $4.6 million was held in U.S. bank accounts. During the year ended December 31, 2017, we have primarily funded our business objectives and operations through asset sales and the proceeds from the Centre Lane Facility.

At April 9, 2018, we had $8.5 million in unrestricted cash and cash equivalents that could be used, along with normal cash flows from operations, to fund certain unanticipated shortfalls in future cash flows.

Our Credit Facilities

Revolving Credit Facility

On February 21, 2012, we entered into a $100.0 million Revolving Credit Facility with Wells Fargo Bank, National Association, as Administrative Agent, U.S. Bank National Association, as Syndication Agent and the various lending institutions party thereto. Effective December 17, 2013, we exercised our rights under the accordion feature pursuant to and in accordance with the terms of the Revolving Credit Facility and increased the revolving credit commitments available to us under the Revolving Credit Facility from $100.0 million to $150.0 million. We gave a first priority lien on substantially all of our assets as security for the Revolving Credit Facility, which had a maturity date of February 21, 2017 until that maturity date was extended to June 12, 2017. In mid-June 2017, we refinanced the Revolving Credit Facility and entered into the Centre Lane Facility; therefore, no amounts were outstanding under the Revolving Credit Facility as of December 31, 2017. As of December 31, 2016, we had $45.3 million of revolving credit loans outstanding under the Revolving Credit Facility, and we were not in compliance with the financial and certain other covenants. As a result of our non-compliance under the Revolving Credit Facility, on a number of occasions in 2016 and 2017, prior to refinancing the Revolving Credit Facility, we entered into amendments and limited waivers with our lenders, which were in effect until we refinanced the outstanding debt balance on the Revolving Credit Facility in June 2017.

Until we refinanced our debt with Centre Lane, we were subject to interest rate changes on our LIBOR-based variable interest rate under the Revolving Credit Facility. During 2017, we borrowed $152.8 million on the Revolving Credit Facility, and we repaid $165.5 million. During 2016, we had $116.4 million of incremental borrowings on the Revolving Credit Facility, and we repaid $141.1 million.

Centre Lane Term Facility

In June 2017, funds affiliated with Centre Lane purchased and assumed the outstanding debt from our then-existing lenders under the Revolving Credit Facility. We replaced the Revolving Credit Facility when we entered into the Initial Centre Lane Facility, a 4.5-year senior secured term loan facility, with an affiliate of Centre Lane as Administrative Agent and Collateral Agent, and the other Lenders from time to time party thereto (collectively, the “Lenders”). The Centre Lane Facility is governed by the terms of the Senior Secured Credit Agreement, dated June 16, 2017, as amended by the First Centre Lane Amendment, dated August 17, 2017, the Limited Waiver and Second Amendment, dated October 11, 2017, the Second Limited Waiver and Third Amendment, dated January 9, 2018, the Third Limited Waiver, dated March 30, 2018, and the Fourth Amendment, dated April 13, 2018. While not a party to the Centre Lane Facility, entities associated with Wynnefield Capital, Inc., our largest equity investor, funded $6.0 million of the Centre Lane Facility. After payment of the Revolving Credit Facility and fees associated with both the Initial Centre Lane Facility and the First Centre Lane Amendment, net cash proceeds were $15.3 million.

The Initial Centre Lane Facility provided for an initial loan in an aggregate principal amount of $45.0 million, and the First Centre Lane Amendment provided for a first-out loan for an additional aggregate principal amount of $10.0 million (the “First-Out Loan”). The Initial Centre Lane Facility has a maturity date of December 16, 2021. However, the Fourth Amendment imposed a mandatory prepayment of all obligations then outstanding under the Centre Lane Facility on May 31, 2019. Had the First-Out Loan not been paid in full as a result of the sale of Mechanical Solutions in October 2017, described below, it would have matured on September 30, 2018.

The Initial Centre Lane Facility requires payment of an annual administration fee of $25,000 and an upfront fee equal to 7% of the aggregate commitments provided under the Centre Lane Facility. The upfront fee bears interest at a rate of LIBOR plus 19% annual payable in-kind (“PIK”) interest. The upfront fee is payable upon the earlier of maturity or the occurrence of certain events, including significant debt prepayments or asset sales that may occur prior to maturity. In addition to those fees, the First Centre Lane Amendment also requires us to pay an upfront fee equal to 7% of the First-Out Loan commitments, which bears interest at the same rate as the initial upfront fee, and an exit fee equal to 7% of the aggregate outstanding principal amount of the First-Out Loan commitments, which is payable upon the maturity date of the First-Out Loan.

Borrowings under the Centre Lane Facility bear interest at LIBOR plus the sum of 9% per year, payable in cash, plus 10% PIK interest. Cash interest is payable monthly, and the PIK interest accrues to and increases the principal balance on a monthly basis.

On October 11, 2017, we sold substantially all of the operating assets and liabilities of our Mechanical Solutions segment and used a portion of the proceeds to pay down $34.0 million of our outstanding debt, including full repayment of the First-Out Loan and its related fees as well as the upfront fee on the Initial Center Lane Facility. This payment satisfied the

$25.0 million prepayment criteria necessary to avoid a PIK rate increase to 15% on January 1, 2018. Additionally, on October 31, 2017, we completed the sale of our manufacturing facility in Mexico and auctioned the remaining production equipment and other assets for net proceeds of $3.6 million, of which $1.9 million was used to reduce the principal amount of the Initial Centre Lane Facility, and the remainder was used to fund working capital requirements.

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

The Centre Lane Facility also requires us to regularly provide financial information to the Lenders, and, beginning on September 30, 2019, to maintain certain total leverage and fixed charge coverage ratios. Our capital expenditures are also limited.

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

Upon a default under the Centre Lane Facility, our senior secured lenders would have the right to accelerate the then-outstanding amounts under such facility and to exercise their rights and remedies to collect such amounts, which would include foreclosing on collateral constituting substantially all of our assets and those of our subsidiaries. During the third quarter of 2017, we made the decision to exit and sell substantially all of the operating assets and liabilities of our Mechanical Solutions segment in an effort to reduce our outstanding term debt. As an initial step in this plan, we filed a certificate of dissolution and dissolved our wholly owned inactive subsidiary, Braden Construction Services, Inc., on September 5, 2017. As a result of this dissolution, we were in violation of one of our covenants under the Center Lane Facility as of December 31, 2017. On January 9, 2018, we entered into a second limited waiver and third amendment to the Centre Lane Facility, which waived the event of default caused by the dissolution and extended the first required date for us to satisfy the total leverage and fixed charge coverage ratios to March 31, 2019.

On March 30, 2018, we entered into a Third Limited Waiver to the Centre Lane Facility, which extended the delivery date of this Form 10-K and the time period for the required payment of the $0.3 million net cash proceeds from the sale of the office building in Heerlen, Netherlands, which was sold in March 2018, until May 31, 2018.

On April 13, 2018, we entered into a Fourth Amendment to the Centre Lane Facility, which:

•	Extended the first required date for us to satisfy the total leverage and fixed charge coverage ratios to September 30, 2019.
•

Waived the requirement under the Centre Lane Facility to prepay $3.7 million of future extraordinary cash receipts and any event of default that would otherwise result from failure to pay such amounts (including the $0.3 million net cash proceeds from the sale of the Heerlen office building).

•

Provided a $3.0 million incremental loan commitment (the “Incremental Loan Commitment”) which can be drawn upon in minimum increments of $1.0 million, which, if utilized, bears interest at the greater of LIBOR plus 19% or 50%.

•	Assessed a 1% unused line fee on the Incremental Loan Commitment.
•	Required a payment of a $0.5 million exit fee, due and payable on May 31, 2019.
•

Required a mandatory prepayment of all the obligations due and payable under the Centre Lane Facility on the earlier of (i) May 31, 2019, (ii) the date Williams Industrial Services, LLC and its subsidiaries are sold and (iii) the date of acceleration of the loans pursuant to an additional event of default.

The Company’s effective rate on its outstanding debt was 20.3% as of December 31, 2017.

European Credit Facility

On June 13, 2008, Braden Europe B.V., Global Power Professional Services Netherlands B.V. and Global Power Netherlands B.V. (collectively, “Global Power Netherlands”) entered into a EUR 14,000,000 Credit Facility with an overdraft facility of EUR 1,000,000 and a contingent liability facility of EUR 13,000,000, under which letters of credit could be issued (as continued, amended or supplemented from time to time, the “ABN AMRO Credit Facility”) with ABN AMRO Bank N.V. The ABN AMRO Credit Facility automatically renewed each year on the same terms and conditions, so long as certain financial conditions were satisfied. In connection with the sale of substantially all of the operating assets and liabilities of the Company’s Mechanical Solutions segment on October 11, 2017, which included Global Power Netherlands, the purchaser assumed the ABN AMRO Credit Facility.

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

As of December 31, 2017, we had $9.0 million outstanding standby letters of credit that were originally issued under the Revolving Credit Facility, and there were no amounts drawn upon these letters of credit. As of December 31, 2016, our outstanding standby letters of credit issued under the Revolving Credit Facility were $11.8 million. As of December 31, 2017 and 2016, we provided cash collateral of $9.5 and $7.9 million, respectively, for letters of credit with expiry dates beyond the Revolving Credit Facility’s original maturity date. In addition, as of December 31, 2017 and 2016, we had outstanding surety bonds on projects of $32.5 million and $32.7 million, respectively.

Deferred Financing Costs

Deferred financing costs are amortized over the terms of the related debt facilities using the effective yield method. For the years ended December 31, 2017 and 2016, we incurred less than $0.1 million and $0.2 million, respectively, of interest expense associated with the amortization of deferred financing costs on the Revolving Credit Facility. Total interest expense associated with the amortization of deferred financing costs on the Centre Lane Facility was $5.6 million for the year ended December 31, 2017.

As of December 31, 2017, we did not have any unamortized deferred financing costs related to the Revolving Credit Facility. We had unamortized deferred financing costs of $0.9 million related to the Centre Lane Facility, which were included in long-term debt, net on the December 31, 2017 consolidated balance sheet. As of December 31, 2016, we had unamortized deferred financing costs of less than $0.1 million related to the Revolving Credit Facility, which were included in other long-term assets on the December 31, 2016 consolidated balance sheet.

Working Capital

Working capital represents total current assets less total current liabilities. At December 31, 2017, our working capital decreased $49.2 million, or 60.9%, to $31.7 million from $80.9 million at December 31, 2016. The decrease in working capital was primarily due to the 2017 divestitures of Hetsco and the Mechanical Solutions segment, which resulted in a $21.7 million and a $30.6 million decrease in working capital, respectively. The decrease was partially offset by a $4.6 million increase in cash, cash equivalents and restricted cash.

Net Cash Flows

Our net consolidated cash flows, including cash flows related to discontinued operations, consisted of the following:

	Year Ended December 31,
(in thousands)	2017	2016
Cash flows provided by (used in):
Operating activities	$(30,910)	$(3,623)
Investing activities	65,085	9,509
Financing activities	(33,099)	(25,102)
Effect of exchange rate changes on cash	713	(218)
Change in cash and cash equivalents	$1,789	$(19,434)

Our operating, investing and financing activities and the effect of exchange rate changes on our finances are described in more detail below.

Operating Activities

For the years ended December 31, 2017 and 2016, net loss adjusted for noncash activities was $23.2 million and $21.3 million, respectively, and our working capital accounts (used) provided cash of $(6.0) million and $3.1 million, respectively.

Investing Activities

During 2017, we received $21.7 million from the sale of Hetsco, of which $1.5 million was held in escrow. The net proceeds of $20.2 million from the sale of Hetsco were used to reduce debt. During September 2017, $0.4 million was released from escrow to the purchaser as part of working capital adjustments. Additionally, we received $43.3 million from the sale of the Mechanical Solutions segment, resulting in $40.9 million in net proceeds, of which we used $34.0 million to pay down our long-term debt. We also received $3.6 million from the sale of our manufacturing facility in Mexico and used $1.9 million of the proceeds to pay down our long-term debt.

During 2016, the sale of TOG and certain property, plant and equipment, including sale-leaseback transactions we entered into, as described in “Note 14—Commitments and Contingencies,” provided $18.8 million.

Financing Activities

During 2017, cash used in financing activities was $33.1 million. Repayment on the Revolving Credit Facility and Center Lane Facility accounted for $202.4 million of the usage of cash, while proceeds from the Revolving Credit Facility and the Centre Lane Facility provided $171.6 million of cash. We also used $1.9 million of cash in connection with the refinancing of our long-term debt.

During 2016, cash used in financing activities was $25.1 million. Repayments on the Revolving Credit Facility accounted for $141.1 million, which was offset by borrowings of $116.4 million.

Effect of Exchange Rate Changes on Cash

The effect of exchange rate changes increased cash by $0.7 million in 2017 and decreased cash by $0.2 million in 2016. These changes were primarily driven by changes in the exchange rates of the Euro and the Peso relative to the U.S. dollar during the respective periods.

Dividends

We have not declared dividends since the first quarter of 2015 and do not anticipate declaring dividends in the near term. As of December 31, 2017, the terms of the Centre Lane Facility restricted our ability to pay dividends. In addition, the timing and amounts of any dividends would be subject to determination and approval by our Board of Directors. Dividends reported on the consolidated statement of stockholders’ equity and the consolidated statements of cash flows included in this Form 10-K are related to dividends on unvested restricted stock awards and units granted under pre-2014 long-term incentive compensation plans and are not related to a declared dividend.

Liquidity Outlook

As of April 9, 2018, our outstanding term-loan balance under the Centre Lane Facility was $25.9 million and we had cash and cash equivalents of $8.5 million. In April 2018, as part of the Fourth Amendment to the Centre Lane Facility, we negotiated a $3.0 million Incremental Loan Commitment that can be drawn upon in minimum increments of $1.0 million. This Loan Commitment can provide us with emergency funding in the event of a cash shortfall. However, the Centre Lane Facility does not provide us with the ability to issue new letters of credit. We are actively pursuing other financing opportunities, which could provide additional liquidity through new borrowings and the release of restricted cash currently collateralizing our standby letters of credit that were issued under the previous Revolving Credit Facility. The Fourth Amendment required a mandatory prepayment of all the obligations due and payable under the Centre Lane Facility on the earlier of (i) May 31, 2019, (ii) the date Williams Industrial Services, LLC and its subsidiaries are sold, and (iii) the date of acceleration of the loans pursuant to an additional event of default.

The Company is currently negotiating the reduction of the face amount or complete elimination of several of its largest letters of credit with the end beneficiaries. If successful, the Company will use the released restricted cash currently collateralizing the letters of credit, excluding the $1.1 million specifically identified in the Fourth Amendment to the Centre Lane Facility, to pay down its term loan under the Centre Lane Facility. Additinally, negotiations for an asset-based loan (“ABL”) have resumed, after the Company resolved several contingencies which previously prevented the Company from closing on an ABL.

We are aggressively pursuing the sale of the Electrical Solutions segment. Should a sale occur, the net proceeds would be used to further reduce the outstanding term-loan debt under the Centre Lane Facility. Additionally, as discussed in Part I Item 1 of this Form 10-K, we are currently evaluating strategic alternatives for Global Power and have major cost reduction initiatives planned to reduce our overhead costs. The consummation of a sale of Global Power would require prior shareholder approval.

For additional information, please refer to “Note 2— Liquidity” to the consolidated financial statements included in this Form 10-K.

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

As of December 31, 2017, we had a contingent liability for issued and outstanding standby letters of credit, generally issued to secure performance on customer contracts. As of December 31, 2017, we had $9.0 million of outstanding standby letters of credit that were originally issued under the Revolving Credit Facility and there were no amounts drawn upon these letters of credit. In addition, as of December 31, 2017, we had outstanding surety bonds on projects of $32.5 million. Our subsidiaries also provide financial guarantees for certain contractual obligations in the ordinary course of business.

Contractual Obligations

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide this information.

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

Revenue Recognition.  We enter into a variety of contract structures, including cost-plus reimbursement contracts, time and material contracts and fixed-price contracts. The determination of the contract structure is based on the scope of work, complexity and project length and customer preference of contract terms. Cost-plus and time and material contracts represent the majority of our contracts. For these contract types, we recognize revenue when services are performed based on an agreed-upon price for the completed services or based upon the hours incurred and agreed-upon hourly rates. Some of our contracts include provisions that adjust contract revenue for safety, schedule or other performance measures. Revenue on fixed-price contracts is recognized under the percentage-of-completion method based on cost to cost input measures. Estimated losses on uncompleted contracts are recognized in the earliest open period in which they first become known. Pre-contract costs are expensed as incurred.

The percentage-of-completion method generally results in the recognition of reasonably consistent profit margins over the life of a contract because management has the ability to produce reasonably dependable estimates of contract billings and contract costs. We use the level of profit margin that is most likely to occur on a contract. If the most likely profit margin cannot be precisely determined, the lowest probable level of profit in the range of estimates is used until the results can be estimated more precisely. Our estimate of the total contract costs to be incurred at any particular time has a significant impact on the revenue recognized for the respective period. Changes in job performance, job conditions, estimated profitability, final contract settlements and resolution of claims may result in revisions to contract revenue and cost and the effects of such revisions are recognized in the period that the revisions are determined. Under percentage-of-completion accounting, management must also make key judgments in areas such as the progress towards completion, estimates of project revenue, costs and margin, estimates of total and remaining project hours and liquidated damages assessments. Any deviations from estimates could have a significant positive or negative impact on our results of operations.

We may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. We treat items as a cost of contract performance in the period incurred and defer revenue on unapproved change orders until customer approval is obtained.

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

Goodwill and Other Intangible Assets.  Goodwill and indefinite-lived intangible assets are tested for impairment annually as of October 1 and whenever events or circumstances indicate that the carrying value may not be recoverable. Our indefinite-lived intangible assets consist of various trade names used in our businesses.

Our testing of goodwill for potential impairment involves the comparison of each reporting unit’s carrying value to its estimated fair value, which is determined using a combination of income and market approaches. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for each reporting unit. Under the market approach, the fair value is determined by utilizing comparative market multiples in the valuation estimates. The fair value of our Williams reporting unit exceeded book value by 64% at December 31, 2017.

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

Under ASC 740—Income Taxes, the FASB requires companies to assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available positive and negative evidence and utilizing a “more likely than not” standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company’s current or previous operating history is given more weight than its future outlook, although we do consider future taxable income projections, ongoing tax planning strategies and the limitation on the use of carryforward losses in determining valuation allowance needs. We establish valuation allowances for our deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Tax Cuts and Jobs Acts of 2017

On December 22, 2017, the Tax Act was signed into law, making significant changes to the Internal Revenue Code. Such changes include, but are not limited to, a U.S. federal corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We have calculated our best estimate of the impact of the Tax Act as of 12/31/2017 in accordance with guidance available as of the date of this filing.

On December 22, 2017, SAB 118 was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The ultimate impact of the Tax Act may differ from this estimate, possibly materially, due to changes in interpretations and assumptions, and guidance that may be issued and actions we may take in response to the Tax Act. The Tax Act is highly complex, and we will continue to assess the impact of certain aspects of the Tax Act. Any subsequent adjustment to these amounts will be recorded as an adjustment to tax expense from continuing operations in the period that amounts are determined. For additional information, please refer to “Note 8—Income Taxes” to the consolidated financial statements included in this Form 10-K.

Section 162(m) of the Code

Section 162(m) of the Code (“Section 162(m)”) provides that we generally may not deduct, for federal income tax purposes, annual compensation in excess of $1.0 million paid to certain named executive officers. Certain “performance-based compensation” paid pursuant to stockholder approved plans is not subject to the deduction limit.  In making compensation decisions in 2017 and prior years, the Compensation Committee often sought to structure certain incentive awards with the intention that they would be exempt from the $1.0 million deduction limit as “performance-based compensation.” However, the Committee never adopted a policy that would have required all compensation to be deductible, because it wanted to preserve the ability to pay compensation to our executives in appropriate circumstances, even if such compensation would not be deductible under Section 162(m).

The Tax Act includes a number of significant changes to Section 162(m), such as the repeal of the qualified performance-based compensation exemption and the expansion of the definition of “covered employees” (for example, by including the chief financial officer and certain former named executive officers as covered employees).  As a result of these changes, except as otherwise provided in the transition relief provisions of the Tax Act, compensation paid to any of our covered employees generally will not be deductible in 2018 or future years, to the extent that it exceeds $1.0 million

Insurance.  We self-insure a portion of our risk for health benefits and workers’ compensation up to certain policy limits. We maintain insurance coverage for other business risks, including general liability insurance. We retain exposure to potential losses based on deductibles, coverage limits and self-insured retentions. We charged $1.9 million and $3.2 million as an expense during the years ended December 31, 2017 and 2016, respectively, for health benefits, general liability and workers’ compensation claims incurred and related insurance premiums for excess claim coverage for continuing operations. Our reserves as of December 31, 2017 and 2016 consisted of estimated amounts unpaid for reported and unreported claims incurred. Our accrual for all self-insured risk retention as of December 31, 2017 and 2016 was $0.6 million and $0.9 million, respectively. We have provided $1.1 million and $2.6 million in letters of credit for the years ended December 31, 2017 and 2016, respectively, as security for possible workers’ compensation claims.

Recently Issued Accounting Pronouncements

In August 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-12, “Targeted Improvements to Accounting for Hedging Activities,” which is intended to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. ASU 2017-12 is effective for annual and interim periods beginning after December 15, 2018 and should be applied on a retrospective basis for cash flow and net investment hedges existing on the date of adoption. The amendments to the presentation and disclosure guidance should be applied on a prospective basis. We do not expect the adoption of ASU 2017-12 to have a material impact on our financial position, results of operations or cash flows.

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

In February 2016, the FASB issued ASU 2016-02, “Leases.” The main difference between the current requirement under GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases), while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. ASU 2016-02 must be adopted using a modified retrospective transition and provides for certain practical expedients. We have not determined the potential impact of the adoption of ASU 2016-02 on our financial position, results of operations and cash flows.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which provides new guidance for revenue recognized from contracts with customers and will replace the existing revenue recognition guidance. ASU 2014-09 requires that revenue be recognized at an amount the company is entitled to upon transferring control of goods or services to customers, as opposed to when risks and rewards transfer to a customer. In July 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 by one year, making it effective for the interim reporting periods within the annual reporting period beginning after December 15, 2017. This standard may be applied on a retrospective basis to all prior periods presented or on a modified retrospective basis with a cumulative adjustment to retained earnings in the year of adoption. We will adopt the new standard using the modified retrospective method. The Company is still evaluating the impact of adoption and it is working with a third-party consulting firm to develop the necessary processes and procedures to accumulate and summarize the required disclosure data.

The FASB has issued several additional ASUs to provide implementation guidance on ASU 2014-09, including ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” issued in March 2016 and ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing,” issued in April 2016. We considered this guidance in evaluating the impact of ASU 2014-09.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On December 16, 2015, we disclosed in a Current Report on Form 8-K (as amended on December 21, 2015), that BDO USA, LLP (“BDO”) would serve as our independent registered public accounting firm with respect to the audit of the financial statements for our 2012 through 2014 fiscal years, but that BDO resigned as our auditor for our 2015 fiscal year. We promptly engaged in a process to select an independent registered public accounting firm for our 2015 fiscal year. As a result of that process, our management concluded that, among other considerations, appointing a single accounting firm to audit all outstanding fiscal years would be more efficient than using two firms and would present a greater likelihood of completing the restatement and bringing us current in our SEC reporting obligations more promptly.

Based on the foregoing, our management recommended to the Board and the Audit Committee that, effective March 24, 2016, we dismiss BDO as our independent registered public accounting firm with respect to the audit and review of our financial statements for our 2012 through 2014 fiscal years, and appoint Hein & Associates LLP (“Hein”) as our new independent registered public accounting firm, beginning for the year ended December 31, 2015 and continuing through periods covered by this Form 10-K. The Board and the Audit Committee each approved that change unanimously. Effective March 24, 2016, we retained Hein as our independent registered public accounting firm for all periods covered by the 2015 Report.

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

As discussed in our Current Report on Form 8-K (as amended), filed on December 16, 2015 (together with the Prior 8-Ks, the “Original Reports”), prior to our dismissal of BDO, we discussed with BDO certain material weaknesses in our internal control over financial reporting relating to revenue recognition, inventory costing and warranty reserves. We have taken, and continue to take, meaningful steps to enhance our internal controls over financial reporting in connection with these material weaknesses and to strengthen our financial reporting and accounting functions. We believe the remediation measures that we are undertaking have improved and will continue to improve the effectiveness of our internal control over financial reporting. However, we have not completed all of the corrective processes and procedures and continue to have material weaknesses, as described in more detail below under the caption “Part II—Item 9A. Controls and Procedures.”

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

Pursuant to conversations with BDO prior to its dismissal and Hein, the Company is not aware of any financial interest, direct or indirect, held, in any capacity, by BDO, prior to its dismissal, or Hein in the Company or its subsidiaries.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rules 13a-15(e) or 15d-15(e) of the Exchange Act. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Under the supervision and with the participation of our management, including our current CEO and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017.

Based on this evaluation, our current CEO and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2017, due to material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Notwithstanding the ineffective disclosure controls and procedures and the material weaknesses in our internal control over financial reporting described below, our management concluded that the consolidated financial statements included in this report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with GAAP.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

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

Under the supervision and with the participation of our management, including our current CEO and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the Internal Control–Integrated Framework (2013). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring. Based on this evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2017, because the material weaknesses reported in Item 9A of our 2016 Form 10-K continued to exist at December 31, 2017, as described below.

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

•

We did not maintain a sufficient complement of qualified personnel with the requisite level of technical expertise to effectively analyze, review and conclude upon technical accounting matters, and, therefore, we were unable to successfully navigate such accounting matters and accurately report them in a timely manner.

•	We did not effectively monitor (review, evaluate and assess) the risks associated with key internal control activities that provide the accounting information contained in our financial statements.

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

•	We did not design and maintain effective controls to provide reasonable assurance over the accuracy and completeness relating to:
o	Recognizing revenue in accordance with the proper method, including percentage of completion and completed contract;

o	Tracking and completeness of work-in-process;
o	Matching cost of goods sold with related revenue;
o	Reviewing contract performance to estimate expected contract losses in a timely manner;
o	Properly reviewing, recognizing and recording the full scope of contracts and contract modifications with our customers;
o	Calculating and estimating warranty expense and warranty liabilities;
o	Estimating accrued liabilities;
o	Properly reviewing valuation models supporting the goodwill impairment evaluation;
o	Identification and proper elimination of intercompany transactions;
o	Determination and recording of foreign currency translation adjustments; and
o	Safeguarding of physical assets.

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
•

We determined that review processes and activities that relied on electronic data generated from our systems were ineffectively designed and incorrectly operated because of material weakness in information technology general controls.

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

In order to remediate the material weaknesses in our control environment, we have enhanced our reporting structure to more clearly define roles, responsibilities, reporting obligations and decisional authority and to centralize certain functions to ensure knowledgeable and experienced staffing within our accounting and financial reporting departments. As we continue to enhance our staffing, we continue to design training programs for accounting and operations personnel to ensure that our staff has the appropriate knowledge and expertise necessary to perform their assigned duties. In connection with the remediation of the material weaknesses in our control activities, we have enhanced our policies relating to the documentation review and approval of journal entries and account reconciliations. To enhance our information technology controls, we are implementing systems and processes in order to create an effective segregation of duties, restrict user access to spreadsheets and applications and improve output controls over system generated entries. Finally, we are implementing procedures to enhance the level of communication and the understanding of our accounting and internal control policies and procedures in an effort to remediate the material weakness in our monitoring efforts. These actions are subject to ongoing senior management review and Audit Committee oversight.

While we continue to take steps to remediate our material weaknesses, we cannot currently represent that significant changes to our internal control over financial reporting have been fully implemented. Since filing the 2015 Report on March 15, 2017, the control enhancements that we have introduced have not been fully implemented or have not been placed in service for a sufficient period of time to conclude on their effectiveness as of December 31, 2017. Because of this, management has concluded that none of our material weaknesses have been remediated.

We believe the remediation measures that we have taken, and continue to take, will improve the effectiveness of our internal control over financial reporting. Other than the continued implementation of these remediation efforts, there were no other changes in our internal control over financial reporting for the year ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B.  Other Information.

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our Board of Directors

Each of the following individuals was a member of the Board as of December 31, 2017:

Name	Age	Position(s) and Office(s) Held with the Company
Craig E. Holmes	60	Co-President and Co-Chief Executive Officer and Director
Tracy D. Pagliara	55	Co-President and Co-Chief Executive Officer and Director
Charles Macaluso	74	Chairman of the Board and Director
Carl Bartoli	79	Director
David A. B. Brown	74	Director
Linda Goodspeed	56	Director
David Keller	63	Director
Robert B. Mills	68	Director
Nelson Obus	71	Director
Michael E. Rescoe	65	Director
Michael E. Salvati	65	Director
Gary J. Taylor	64	Director

The term for each of our directors expires at our next annual meeting of stockholders. However, Global Power recently reduced the size of its Board from twelve members to five members consistent with the Board composition plans, to better align with the size of the organization and to reduce costs, as announced in 2016. On April 13, 2018, each of Ms. Goodspeed, Mr. Keller, Mr. Rescoe and Mr. Salvati voluntarily resigned from the Board. Mr. Taylor voluntary resigned from the Board on April 14, 2018, and Mr. Bartoli voluntarily resigned from the board on April 15, 2018. Following their resignations, the Board is comprised of Mr. Pagliara, Mr. Brown, Mr. Macaluso, Mr. Mills and Mr. Obus, each of whom we anticipate will be nominated for re‑election at our next annual meeting of stockholders. The foregoing resignations were not due to a disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Directors that are re‑elected at our next annual meeting of stockholders will be elected to serve until the next annual meeting or until their successors have been duly elected and qualified. In addition, on April 13, 2018, Mr. Holmes resigned from his positions as Co-President and Co-CEO and director, and Mr. Pagliara subsequently became our sole President and CEO. There are no family relationships among any of the directors listed above or our executive officers.

Set forth below is the specific experience, qualifications and background of each of the individuals listed above.

Craig E. Holmes served as a member of the Board of Directors and as Co-President and Co-CEO from July 2017 to April 13, 2018. Prior to that, in March 2017, he was appointed as the Company’s Chief Financial Officer and Principal Financial Officer. He previously served as the Company’s Senior Vice President of Finance from September 2015 until March 2017. Before joining the Company, from October 2014 to March 2015, he served as the Chief Financial Officer of Goodman Networks Incorporated. Prior to that, he served as Chief Financial Officer of Sizmek, Inc. (formerly Digital Generation, Inc.), a publicly traded open ad management platform company, from October 2012 through its spinoff, merger and company relocation in May 2014. Mr. Holmes served as Chief Financial Officer of Quickoffice, Inc., a global leader in mobile productivity solutions, from May 2011 through its sale to Google, Inc. in July 2012. From November 2009 to April 2011, Mr. Holmes provided advisory and consulting services to the board and management of Enfora Inc., a privately held global manufacturing and software development company. Mr. Holmes also previously served as Chief Financial Officer at two publicly traded corporations, EXCEL Communications (April 1995 to May 1999) and Intervoice, Inc. (August 2003 to November 2009). Mr. Holmes began his career at Arthur Andersen, where he rose to Partner level before leaving to join EXCEL Communications. He currently serves on the board of directors of Hobi International, Inc., where he has served since August 2009, and Independent Bank Group, where he has served since April 2013 and currently serves as chairman of the audit committee.

Director Qualifications. Mr. Holmes has a long history of service in financial and executive management roles in both private and public companies. He has extensive experience serving on and advising boards of directors and brought a wealth of knowledge and relationships to our Company.

Tracy D. Pagliara has served as a member of our Board of Directors since July 2017. Mr. Pagliara has served as our President and CEO since April 2018, having previously served as Co-President and Co-CEO, along with Mr. Holmes, since July 2017. Prior to that, he served as our Chief Administrative Officer, General Counsel and Secretary since January 2014, and also as Senior Vice President since November 2015. He previously served as our General Counsel, Secretary and Vice President of Business Development from April 2010 through December 2013. Prior to joining the Company in April 2010, Mr. Pagliara served as the Chief Legal Officer of Gardner Denver, Inc., a leading global manufacturer of highly engineered compressors, blowers, pumps and other fluid transfer equipment, from August 2000 through August 2008. He also had responsibility for other roles during his tenure with Gardner Denver, including Vice President of Administration, Chief Compliance Officer and Corporate Secretary. Prior to joining Gardner Denver, Mr. Pagliara held positions of increasing responsibility in the legal departments of Verizon Communications/GTE Corporation from August 1996 to August 2000 and Kellwood Company from May 1993 to August 1996, ultimately serving in the role of Assistant General Counsel for each company. Mr. Pagliara currently serves on the board of directors and audit, compensation and nominating and corporate governance committees of Westwater Resources, Inc. (formerly Uranium Resources, Inc.), where he has served since July 2017. He is a member of the Missouri and Illinois State Bars and a Certified Public Accountant.

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

Carl Bartoli served as our director from January 2008 to April 15, 2018. Mr. Bartoli previously served as President and Chief Executive Officer of Foster Wheeler USA Corporation, an engineering, procurement, and construction services company, and Executive Vice President of Foster Wheeler International Corporation, a construction and engineering services company, for 13 years. As President and Chief Executive Officer of Foster Wheeler USA Corporation, he was responsible for the Process Plant Division, the Fire Heater Division, Foster Wheeler Constructors Corporation and Foster Wheeler Environmental Corporation. This followed a career in project and construction management at ABB Lummus Global (now CB&I/Lummus) and M.W. Kellogg Company (now KBR, Inc.) covering virtually all facets of the engineering, procurement, and construction of power generation, process, pharmaceutical and infrastructure facilities.

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

David A. B. Brown has served as a member of the Board of Directors since May 2016. Mr. Brown currently serves as chairman of the board of directors of Layne Christensen Company and as a member of the board of directors of EMCOR

Group, Inc. From June 25, 2014 to January 1, 2015, Mr. Brown also served as President and Chief Executive Officer of Layne Christensen Company, a global water management, construction, and drilling company. Mr. Brown has served as the non-executive chairman of the board of directors of Industrea Acquisition Corp. since July 2017. He served as a member of the board of directors of Hercules Offshore, Inc. from November 2015 to December 2016. Mr. Brown was the chairman of the board of directors of Pride International, Inc., a leading provider of offshore contract drilling and related services to oil and natural gas companies worldwide, from May 2005 to May 2011. Mr. Brown served as a director of Ensco plc from May 2011 to May 2014. For more than five years prior to May 2005, Mr. Brown was president of The Windsor Group, a management consulting firm of which he was a co-founder. From 2001 to 2006, Mr. Brown was a member of the board of directors of Mission Resources, Inc.; from 2001 to 2007, a director of NS Group, Inc.; and from 2006 to 2007, a director of Petrohawk Energy Corp. Mr. Brown is a member of the National Association of Corporate Directors.

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

Linda Goodspeed served as a member of the Board of Directors from May 2016 to April 13, 2018. Prior to her retirement, she was the Chief Operating Officer and Managing Partner at WealthStrategies Financial Advisors (a registered investment advisory firm). She currently serves as a member of the board of directors of each of American Electric Power Co., Inc., AutoZone, Inc. and Darling Ingredients, Inc. She had served as Senior Vice President and Chief Information Officer of The ServiceMaster Company, a provider of home services, from 2011 to 2014. From 2008 to September 2011, Ms. Goodspeed served as Vice President, Information Systems and Chief Information Officer for Nissan North America, Inc., a subsidiary of Nissan Motor Company, a global manufacturer of vehicles. From 2001 to 2008, Ms. Goodspeed served as Executive Vice President at Lennox International, Inc., a global manufacturer of air conditioning, heating and commercial refrigeration equipment. Ms. Goodspeed is a registered investment advisor.

Director Qualifications.  Ms. Goodspeed’s extensive experience in management roles and as a member of the board of director of public companies made her well qualified to serve as a director of the Company. She has held multiple key strategic and operational roles with several large global companies and in information technology and currently serves on three other boards of public companies. Ms. Goodspeed is also a registered investment advisor.

David Keller served as a member of the Board of Directors from May 2015 to April 13, 2018. From June 2014 to January 2015, Mr. Keller served as the Interim Chief Executive Officer of Ocean Power Technologies, Inc., a wave energy technology company. From September 2009 until his retirement in June 2012, he served as our President, CEO and director. Mr. Keller previously served as the President and Chief Operating Officer of The Babcock & Wilcox Company (“B&W”), a wholly owned subsidiary of McDermott International, Inc. and provider of energy and environmental technologies and services for power and industrial markets, from March 2001 until his retirement in June 2007. During his tenure with B&W, Mr. Keller served as a board chairman or director of subsidiaries and joint ventures in the People’s Republic of China, Denmark, the United Kingdom, Australia and South Africa.

During the past five years, Mr. Keller served as director of ThermoEnergy Corporation (April 2013 to May 2014) and Ocean Power Technologies, Inc. (October 2013 to October 2015).

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

Robert B. Mills has served as a member of the Board of Directors since October 2015. Since 2016, he has served as a member of the board of directors of Syncora Holdings Ltd., a publicly traded financial guaranty insurance company, and as a member of Syncora’s audit committee since 2017. From 2010 to April 2015, Mr. Mills served as the Chief Operating Officer of Assured Guaranty, Ltd., another publicly traded financial guaranty insurance company. Prior to his role as Chief Operating Officer, Mr. Mills served as Chief Financial Officer of Assured Guaranty, Ltd. from 2004 to 2010. In connection with his role as Chief Operating Officer of Assured Guaranty, Ltd., Mr. Mills chaired the Management Committee, which established corporate policy and the strategic and tactical direction for the business, and served as a member of the board of directors of each of Assured Guaranty, Ltd.’s five separately regulated insurance companies. Prior to his time at Assured Guaranty, Mr. Mills served as Chief Operating Officer and Chief Financial Officer of the Americas Region of UBS AG from 1994 to 2004. From 1971 to 1994, Mr. Mills worked for KPMG and was elected to the partnership in 1981. He is a Certified Public Accountant and a Certified Global Management Accountant.

Director Qualifications.  Mr. Mills is a Certified Public Accountant and has served as Chief Financial Officer and Chief Operating Officer, most recently for Assured Guaranty, Ltd., a public company. Mr. Mills has extensive financial expertise and a thorough understanding of financial statements, corporate finance and accounting and provides financial and accounting expertise to the Board of Directors.

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

Michael E. Rescoe served as our Director from July 2014 to April 13, 2018. Mr. Rescoe served as executive vice‑president and chief financial officer of Travelport Ltd., a privately held travel services company, from November 2006 until October 2009. He served as executive vice president and chief financial officer of the Tennessee Valley Authority, a federal corporation that is the nation’s largest public power provider, from July 2003 until November 2006. Mr. Rescoe was a senior officer and the chief financial officer of 3Com Corporation, a global technology manufacturing company specializing in Internet connection technology for both voice and data applications, from April 2000 until November 2002. Prior thereto, Mr. Rescoe was associated with Forstman Little, a leveraged buyout firm and prior to that, Mr. Rescoe was chief financial officer of PG&E Corporation, a power and natural gas energy holding company. Mr. Rescoe has also served as a senior investment banker with Kidder, Peabody and a senior managing director of Bear Stearns specializing in the energy and utility section offering strategy and capital markets expertise. Since May 2017, Mr. Rescoe has served as a member of the board of directors and audit committee of Darling Ingredients, Inc., where he previously served as a director, audit committee chair and compensation committee member from May 2011 until February 2014. From December 2003 until October 2011, Mr. Rescoe served as a director of Global Crossing Ltd., where he served as chairman of the audit committee.

Director Qualifications.  Mr. Rescoe has extensive experience in the energy industry and so has a strong understanding of the business in which we engage. In addition to his industry experience, Mr. Rescoe has a strong financial background, including a deep understanding of financial statements, corporate finance, accounting and capital markets, and provided financial expertise to the Board of Directors.

Michael E. Salvati served as our Director from August 2011 to April 13, 2018. Since December 2000, Mr. Salvati has been President at Oakridge Consulting, Inc., which provides interim management, management consulting and corporate advisory services to companies ranging in size from start‑ups to multinational corporations. From February 2004 to May 2004, Mr. Salvati served as Chief Financial Officer of AMI Semiconductor, Inc. From September 1998 to February 2000, Mr. Salvati was Executive Vice President and Chief Operating Officer of National Financial Partners, Corp. From June 1996 to June 1998, Mr. Salvati was Chief Financial Officer of Culligan Water Technologies, Inc., where he oversaw the completion of nearly 50 acquisitions over a period of 18 months. Mr. Salvati was a partner at KPMG Peat Marwick LLP from 1990 to 1996.

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

Director Qualifications.  Mr. Salvati has significant experience in the area of corporate advisory services, with an emphasis on strategic planning, capital structure and mergers and acquisitions. In his prior executive positions, he was directly responsible for managing acquisition‑led growth within the relevant companies which are skills that we believe bring value to the Company. Mr. Salvati’s service on multiple public and private company boards over the last twelve years provided us with valuable insights into many of the issues that we face and useful perspectives in relation to compensation and corporate governance matters. Mr. Salvati, as a former auditor, has significant experience and expertise in finance, controls, accounting and audit matters.

Gary J. Taylor served as a member of the Board of Directors from October 2015 to April 14, 2018. From 2007 to 2012, Mr. Taylor was the Group President, Utility Operations of Entergy Corporation. As Group President, he was responsible for the financial and operational results for six electric utility companies and two natural gas companies, with a collective total of 2.9 million customers and $9.0 billion in annual revenue. From 2003 through 2007, Mr. Taylor served as the Chief Executive Officer and Chief Nuclear Officer for Entergy Nuclear, a subsidiary of Entergy Corporation. From 2000 through 2003, he served as the Chief Operating Officer for the Entergy Corporation subsidiary Entergy Nuclear South, and from 1995 through 2000, he served as Vice President and Chief Nuclear Officer of the V.C. Summer Nuclear station at SCANA Corporation. Mr. Taylor has served as a member of the board of the U.S. Chamber of Commerce and chaired the Energy, Clean Air and Natural Resources Committee. He also served on the board of the United Way of Greater New Orleans, along with the executive committee of the Nuclear Energy Institute, the board of directors of the Institute of Nuclear Power Operations and the board of the American Nuclear Society. He is currently a Trustee of the Virginia Military Institute foundation.

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

Each of Messrs. Macaluso, Bartoli, Rescoe and Salvati was re-elected for new one year terms at our Annual Meeting of Stockholders held on May 8, 2015. Our remaining directors were appointed as directors after the 2015 Annual Meeting of Stockholders. Mr. Macaluso was appointed as our director by the Bankruptcy Court upon our emergence from bankruptcy in January 2008. Mr. Obus and Mr. Brown were both appointed to the Board pursuant to an election and nomination agreement with Wynnefield.

Executive Officers and Key Employees of the Registrant

The following sets forth information regarding our executive officers and key employees as of December 31, 2017. Executive officers are appointed by, and hold office at the discretion of, our Board of Directors, subject to the terms of any employment agreements. The backgrounds of Mr. Holmes and Mr. Pagliara are described above.

Name	Position
Craig E. Holmes	Co-President and Co-Chief Executive Officer(1)
Tracy D. Pagliara	Co-President and Co-Chief Executive Officer(1)
Erin Gonzalez	Chief Financial Officer
Charles E. Wheelock	Vice President Administration, General Counsel and Secretary
(1)	On April 13, 2018, Mr. Holmes resigned from his positions as Co-President and Co-CEO, and Mr. Pagliara was appointed President and CEO.

Erin Gonzalez, 45, joined the Company as the Tax Director in August 2012, and then served as Company’s Vice President, Tax and Treasury, and the Corporate Treasurer from July 2014 until her promotion to Chief Financial Officer. In August 2017. Previously, Ms. Gonzalez worked at Wal-Mart Stores, Inc., where she served in a variety of roles, including as Director, Global eCommerce Taxation and Tax Planning. She also taught Masters-level courses in Advanced Corporate Taxation and Individual Tax Planning as an adjunct professor at University of Arkansas. Before joining Wal-Mart Stores, Inc., Ms. Gonzalez worked at Arthur Andersen from 1995 to 2002, where she rose to Experienced Manager, followed by a year at KPMG US LLP. She is a Certified Public Accountant.

Charles E. Wheelock, 49, has served as our Vice President, Administration, General Counsel and Secretary since July 2017. He joined the Company in September 2011 as Associate General Counsel and thereafter assumed roles of increasing responsibility, including Vice President, Deputy General Counsel and Chief Compliance Officer. He led the human resources, recruiting and labor relations groups in our Atlanta, Georgia office prior to his current appointment. Prior to joining the Company, Mr. Wheelock spent 10 years at General Electric Company, serving in a variety of roles in its Energy Services and Power Generation businesses. Mr. Wheelock is a member of the State Bar of Georgia.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our executive officers, directors and persons who own beneficially more than 10% percent of our outstanding common stock file reports of ownership and changes in ownership and furnish us with copies of all Section 16(a) reports so filed. To our knowledge, based solely on a review of these reports filed with the SEC and certain written representations furnished to us, we believe that our executive officers and directors complied with all applicable Section 16(a) filing requirements during 2017, except that Forms 4 for Mr. Cryan on June 2, 2017, Messrs. Holmes and Pagliara on October 16, 2017 and Mr. Wheelock on April 3, 2018, were inadvertently filed late to report the forfeiture of shares in satisfaction of applicable withholding taxes in connection with the vesting of previously-reported time-based restricted stock units (“RSUs”).

Code of Business Conduct and Ethics and Corporate Governance Guidelines

The Board has adopted a Code of Business Conduct and Ethics, which outlines the principles of legal and ethical business conduct under which we do business. The Code of Business Conduct and Ethics is applicable to all of our directors, officers and employees. The Code of Business Conduct and Ethics is available under the heading “Corporate Governance” of the Investor Relations section of our website at http://www.globalpower.com. Upon written request to our Secretary sent to our principal executive offices, we will provide a copy of the Code of Business Conduct and Ethics free of charge. Any substantive amendment of the Code of Business Conduct and Ethics, and any waiver of the Code of Business Conduct and Ethics for executive officers or directors, will be made only after approval by the Board or a committee of the Board, and will be disclosed on our website. In addition, any such waiver will be disclosed within four days on a Form 8‑K filed with the SEC if then required by applicable rules and regulations.

In addition, the Board has adopted Corporate Governance Guidelines. The Corporate Governance Guidelines address issues such as the criteria and requirements for the selection and retention of members of the Board, the procedures and practices governing the operation and compensation of the Board and the principles under which management shall direct and operate the business of the Company and its subsidiaries. The Corporate Governance Guidelines are available under the heading “Corporate Governance” of the Investor Relations section of our website at http://www.globalpower.com. Upon written request to our Secretary sent to our principal executive offices, we will provide a copy of the Corporate Governance Guidelines free of charge. Any substantive amendment of the Corporate Governance Guidelines will be made only after approval by the Board or a committee of the Board, and will be disclosed on our website.

Director Independence

Because we are quoted on the OTC and not listed on a national securities exchange, we are not subject to certain corporate governance requirements that apply to exchange-listed companies, including any independence requirements. However, for purposes of evaluating the independence of our directors, our Board uses the rules of the SEC and the New York Stock Exchange. It affirmatively determined that each of Messrs. Macaluso, Bartoli, Brown, Mills, Rescoe, Salvati and Taylor and Ms. Goodspeed was independent under such criteria. Accordingly, during 2017, our Board of Directors was comprised of a substantial majority of directors who qualify as independent directors under the rules adopted by the SEC and the New York Stock Exchange.

In considering the independence of our directors, the Board of Directors specifically addressed those matters disclosed in “Part III—Item 13. Certain Relationships and Related Transactions, and Director Independence.” Other than with respect to Mr. Obus, as discussed in “Part III—Item 13. Certain Relationships and Related Transactions, and Director Independence,” there were no specific transactions, relationships or arrangements that were considered by the Board of Directors in determining the independence of any of our directors.

Of the independent directors listed in the immediately preceding paragraph, Messrs. Bartoli, Keller, Rescoe, Salvati and Taylor and Ms. Goodspeed resigned from our Board prior to the filing of this Form 10-K. Effective upon such resignations, Messrs. Brown, Macaluso and Mills were appointed as the members of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Mr. Obus previously served on our Nominating and Corporate Governance Committee. On March 26, 2018, the Board affirmatively determined that he was not an independent director, due to his relationship with Wynnefield Capital, Inc. Therefore, prior to the reconstitution of our Board committees, our Nominating and Corporate Governance Committee had one non-independent director serving on it.

After the resignation of seven of our directors, our Board is now composed of three independent directors and two non-independent directors; we therefore continue to have a majority-independent Board.

Audit Committee Financial Expert

We currently have a standing Audit Committee, which, as of December 31, 2017, was composed of Mr. Mills, as chairman, Messrs. Bartoli, Salvati, Rescoe and Brown and Ms. Goodspeed. Our Board of Directors has determined that:

•	Mr. Mills qualifies as an “audit committee financial expert,” as defined by Item 407(d)(5) of Regulation S‑K; and
•	Each member of the Audit Committee:
•	meets the criteria for independence set forth in Rule 10A‑3(b)(1) under the Exchange Act;
•	has not participated in the preparation of the financial statements of the Company or any current subsidiary of the Company at any time during the past three years; and
•	is able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

As disclosed above, prior to filing this Form 10-K, several Board members resigned; at such time, the remaining Board appointed Messrs. Brown, Macaluso and Mills to serve on the Audit Committee.

Item 11.  Executive Compensation.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis provides a summary of the compensation arrangements and decisions with respect to our named executive officers in 2017, including the individuals listed in the table below (who are referred to as our “current named executive officers”):

Name	Position
Craig E. Holmes	Co-President and Co-Chief Executive Officer(1)
Tracy D. Pagliara	Co-President and Co-Chief Executive Officer(1)
Erin Gonzalez	Chief Financial Officer and Principal Financial Officer
Charles E. Wheelock	Vice President Administration, General Counsel and Secretary

(1)	On April 13, 2018, Mr. Holmes resigned from his positions as Co-President and Co-CEO, and Mr. Pagliara was appointed President and CEO.

Our named executive officers for 2017 also included three executives whose employment terminated during the year (who are referred to as our “former named executive officers”): Terence J. Cryan, former President and CEO and Mark F. Jolly, former Chief Accounting Officer and Timothy M. Howsman, former Chief Financial Officer, Products. Mr. Howsman was rehired as Chief Accounting Officer on December 11, 2017, but does not serve as an executive officer in such role.

Section 1: Executive Summary

Compensation Objectives for 2017

The overriding objective of our compensation program in 2017 was to attract and retain a quality management team capable of re-establishing a solid foundation for our business through process discipline, operating rigor and accountability, while continuing to provide our customers with high quality services.

Our Compensation Policies and Practices

•

Stock Ownership Guidelines.  Our stock ownership guidelines require the officers of the Company to hold a minimum level of the Company’s shares of common stock; for the CEO position, the lesser of three times his base salary or 75,000 shares, and for the other named executive officers, the lesser of two times his or her base salary or 40,000 shares. These guidelines are designed so that each executive has personal wealth tied to the long-term success of the Company and is therefore aligned with stockholder interests.

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
•

Consideration of “Say on Pay” Vote.  At the 2015 Annual Meeting, stockholders showed support for our executive compensation program by approving the compensation of our named executive officers by a vote of approximately 93% of the shares represented by person or by proxy at the 2015 Annual Meeting. The Compensation Committee views the support of our stockholders as an endorsement of our compensation program and objectives. We did not hold a stockholders’ meeting in 2017 or 2016.

Section 2: Elements of Total Direct Compensation

A brief summary of our total direct compensation—consisting of base salary, STI opportunities and long-term incentive (“LTI”) opportunities—for our named executive officers is set forth below.

Annual Base Salaries

The Compensation Committee intends to provide our named executive officers with competitive base salaries that are commensurate with their job responsibilities, experience and performance. In July 2017, the Compensation Committee approved merit increases of 2.5% for Ms. Gonzalez and 1.5% for Mr. Wheelock.

In connection with their appointment as Co-CEOs, effective July 26, 2017, Mr. Pagliara’s base salary was increased from $392,135 to $450,000 and Mr. Holmes’ base salary was increased from $404,875 to $450,000. In connection with her promotion to Chief Financial Officer, effective August 2, 2017, Ms. Gonzalez’s base salary was increased from $220,759 to $275,000. In connection with his promotion to Vice President, Administration, General Counsel and Secretary, effective August 9, 2017, Mr. Wheelock’s base salary was increased from $256,000 to $260,000. In connection with his initial appointment as Vice President, Finance in October 2016, Mr. Jolly received an annual base salary of $260,000. In connection with his appointment as Chief Accounting Officer on December 11, 2017, Mr. Howsman received an annual base salary of $260,000.

For more information about the 2017 base salaries for each of our named executive officers, please refer to the “Salary” column of and the related footnotes in “—2017 Summary Compensation Table” below.

Short-Term Incentive Compensation

The STI plan is designed to motivate our named executive officers to achieve each year’s business plan objectives and individual performance goals.

As part of its management performance evaluation in March 2017, the Compensation Committee reviewed the threshold, target and maximum award opportunities under the STI plan for each of the current named executive officers, which were expressed as a percentage of base salary. During the annual review process, the Compensation Committee did not adjust the target STI opportunity for the then-current named executive officers because the levels were competitively positioned at that time, which were 80% of annual salary for Mr. Cryan, 65% of annual salary for Mr. Pagliara and 65% of annual salary for Mr. Holmes.

In connection with their appointment as Co-CEOs, effective July 26, 2017, Mr. Pagliara’s target STI opportunity was increased to 75% of annual salary and Mr. Holmes’ target STI opportunity was increased to 75% of annual salary. In connection with her promotion to Chief Financial Officer, effective August 2, 2017, Ms. Gonzalez’s target STI opportunity was set at 50% of her annual salary. In connection with his promotion to Vice President, Administration, General Counsel and Secretary, effective August 9, 2017, Mr. Wheelock’s target STI opportunity was set at 50% of his annual salary. In connection with his initial appointment as Vice President, Finance in October 2016, Mr. Jolly’s target STI opportunity was established at 40% of his annual base salary. In connection with his appointment as Chief Accounting Officer, on December 11, 2017, Mr. Howsman’s target STI opportunity was established at 40% of his annual base salary.

Performance Objectives

The performance objectives for the 2017 STI opportunity for each current named executive officer were allocated 70% to adjusted EBITDA objectives at the corporate and business unit levels and 30% to key performance initiatives (“KPIs”) as follows:

EBITDA Performance Goal Weighting
Mechanical*	Braden Europe	Electrical	Williams	Consolidated	KPI Weighting	Total
5%	6%	8%	16%	35%	30%	100%

*excludes Braden Europe

Adjusted EBITDA Objectives

Adjusted EBITDA was defined by reference to the Company’s Revolving Credit Facility, which generally defines adjusted EBITDA as net income (i) plus: income and franchise taxes; interest expense; amortization, depreciation and other non-cash items, including any non-cash write-downs or non-cash write-offs, including fixed asset impairments or write-downs, intangible asset impairments and deferred tax asset write-offs; extraordinary losses (excluding extraordinary losses from asset dispositions, severance and discontinued operations, unless approved by the administrative agent under the Revolving Credit Facility); non-cash stock compensation expense; expenses paid in cash attributable to the restatement; and expenses attributable to the Revolving Credit Facility, and (ii) less: interest income, federal, state, local and foreign income tax benefits, write-ups, re-evaluations and non-cash gains resulting from the marking or re-evaluation of any asset and any extraordinary gains. However, at the time the performance goals were established, the Compensation Committee authorized the add back of severance, restructuring and divestiture charges that were not included in the Board-approved budget for fiscal 2017 (and not otherwise added back under the Revolving Credit Facility definition) in calculating adjusted EBITDA for purposes of the STI plan. The Compensation Committee believes that adjusted EBITDA is the appropriate financial metric because it: (i) excludes non-cash expense impact of purchase price accounting arising from acquisitions and thus is more consistent with our long-term strategic plan; (ii) maintains focus on profitability of the entire Company; and (iii) is an investor preferred metric.

The 2017 adjusted EBITDA targets and actual performance results for purposes of the STI plan were as follows.

EBITDA Goals (in thousands)
Achievement Level	Mechanical*	Braden Europe	Electrical	Williams	Consolidated	Weighted Average Payout %
Threshold (35% weighted average payout opportunity)	$ 3,678	$ 3,945	$ 5,986	$ 11,955	$ 12,503
Target (70% weighted average payout opportunity)	$ 4,597	$ 4,931	$ 7,482	$ 14,944	$ 15,628
Maximum (170% weighted average payout opportunity)	$ 9,194	$ 9,862	$ 14,964	$ 29,887	$ 31,257
Actual results	$ (3,670)	$ 4,142	$ (18,334)	$ 1,186	$ (27,371)
Weighted average payout %	—	3.96%	—	—	—	3.96%

Key Performance Initiatives

The Compensation Committee based a meaningful portion (i.e., 30%) of the STI opportunity for the current named executive officers on its assessment of KPIs, to provide the flexibility to recognize, differentiate and reward the achievement of strategic business goals. The 2017 KPIs for the current named executive officers were as follows:

Goal Category	Description	Weight
Corporate	Maintain corporate compliance – no new 2017 reportable accounting, legal or human resources compliance failures resulting in penalties or regulatory findings	20%
	Complete bank refinancing	20%
	Achieve Corporate overhead budget	20%
	Remediation of 75% of control deficiencies surfaced during restatement	20%

Employee Engagement/Safety	Develop and implement enhanced and improved employee development strategy, including recruiting, onboarding, performance management process, succession planning and high potential employee development	10%
	Safety record – no higher than a 0.76% recordable rate in 2017	10%

The Compensation Committee determined that the current named executive officers achieved each of the KPIs listed above, other than remediation of 75% of control deficiencies surfaced during restatement, and the safety target, which resulted in a 70% achievement level for the KPIs, or a weighted average payout of 21% of the participant’s target STI opportunity.

Payouts of STI Awards

Each current named executive officer was entitled to a payout under the 2017 STI program equal to 24.96% of his target short-term incentive opportunity, which reflected a weighted average achievement level of 3.96% for the adjusted EBITDA measures and 21% for the KPIs. Pursuant to the terms of their employment agreements, Mr. Holmes, Mr. Pagliara, and Ms. Gonzalez are entitled to a 100% payout under the STI program, provided that they remain continuously employed by the Company past April 15, 2018, although they have each voluntarily agreed to defer 75.04% of that payout, generally until September, 2018 (with Mr. Holmes receiving his amount in installments through that date). Mr. Cryan and Mr. Jolly are also entitled to a prorated payout under the STI program, based on actual performance during the entire fiscal year. Pursuant to his separation agreement, Mr. Cryan is entitled to a pro-rata 2017 STI payment based on actual 2017 EBITDA financial performance plus 30% of his STI target for presumptive achievement of the 2017 corporate KPIs, for a total achievement of 33.96%.

Long-Term Incentive Compensation

As part of its annual management performance evaluation, the Compensation Committee reviewed the LTI award levels for our current named executive officers. When considering appropriate award levels, the Compensation Committee considered its assessment of each executive’s general performance during the year, as well as his or her relative roles and responsibilities and potential within the Company, our burn rate, the potential dilution that will occur to our stockholders and the median levels of market surveys. Based on this information, the Compensation Committee granted the LTI target opportunities set forth below.

Named Executive Officer	LTI Target Opportunity (as a % of base salary)
Craig E. Holmes	85%
Tracy D. Pagliara	75%
Erin Gonzalez	30%
Charles E. Wheelock	30%
Terence J. Cryan	125%

On March 31, 2017, the Compensation Committee approved a new 2017 LTI plan design, which was intended to enhance retention incentives and drive sustained stock price appreciation. Each current named executive officer’s award opportunity under the 2017 LTI plan consisted of two components of roughly equal value:

•

Performance-based restricted share units, which vest based on the extent (if any) to which we achieve a percentile ranking between the 25th percentile (for a 25% payout) and 75th percentile (for a 150% payout) among companies in a comparator group for total shareholder return (“TSR”) during the period commencing April 17, 2017 and ending March 31, 2019 (with payout capped at target if our TSR is negative). If our TSR percentile ranking as of

March 31, 2018 is at or above the 25th percentile, then the payout shall not be less than threshold. In addition, the award will vest at no less than target if the Company achieves a trading price per share equal to $6.00 for any period of 30 consecutive trading days during the three-year period ending on March 31, 2020.

•	Time-based awards, consisting of time-based RSUs and, solely for Ms. Gonzalez and Mr. Wheelock, time-based cash incentives, which generally vest on March 31, 2019.

Section 3: Compensation Consultant and Peer Group

Compensation Consultant

In 2017, the Compensation Committee retained Meridian Compensation Partners, LLC (“Meridian”) to serve as its independent consultant to assist in developing and reviewing our executive compensation program. Meridian reports directly to the Compensation Committee and serves at the sole discretion of the Compensation Committee. It does not perform any other services for us. The Compensation Committee has assessed the independence of Meridian pursuant to SEC rules and concluded that no conflict of interest exists that would prevent the consulting firm from independently advising the Compensation Committee.

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

Compensation Peer Group

Our compensation peer group consists of companies that primarily operate in the capital goods and energy industry and represent the market in which we compete for executive talent and leadership. Based on these factors, and upon the advice and recommendation of Meridian, the Compensation Committee used the following peer group for purposes of reviewing the compensation program for our named executive officers in 2017:

Compensation Peer Group
Astec Industries, Inc.	MYR Group Inc.
Chicago Bridge & Iron Company N.V.	Aegion Corporation
Donaldson Company, Inc.	Graham Corporation
CECO Environmental Corp.	Willbros Group, Inc.
Dycom Industries, Inc.	AZZ, Inc.
BWX Technologies, Inc.	Powell Industries, Inc.
Matrix Service Company	Team, Inc.

Section 4: Employment Arrangements

Employment Agreements

Craig E. Holmes and Tracy D. Pagliara were appointed as Co-Presidents and Co-Chief Executive Officers of the Company on July 26, 2017, and Erin Gonzalez was appointed as the Company’s Chief Financial Officer on August 2, 2017.

On September 11, 2017, in connection with such appointments, the Company entered into employment agreements with each of Mr. Holmes, Mr. Pagliara and Ms. Gonzalez. The employment agreements entered into with Messrs. Pagliara and Holmes (the “Co-CEO Agreements”) contain identical terms. The Co-CEO Agreements provide for an annual base salary for each Co-CEO of $450,000, effective retroactively to July 26, 2017, and a short-term incentive (“STI”) bonus opportunity with a target of 75% of annual base salary. The employment agreement entered into with Ms. Gonzalez (the “CFO Agreement” and, together with the Co-CEO Agreements, the “Agreements”) provides for an annual base salary of $275,000, effective retroactively to August 2, 2017, a STI bonus opportunity with a target of 50% of annual base salary, and a Project Bonus of $40,000 in the event the Company makes certain filings with the Securities and Exchange Commission (the “SEC”) by predetermined dates. The Agreements also provide that if the executive remains continuously employed by the Company through April 15, 2018, the amount of his or her STI bonus for the 2017 fiscal year shall be not less than the target STI for that fiscal year.

Each of the Agreements entitles the applicable executive to certain severance benefits if the Company terminates the executive’s employment other than for Disability or Cause, or if the executive terminates his or her employment for Good Reason (a “Qualified Termination”). In such event, subject to the executive signing and not revoking a release of claims in favor of the Company, the Company would pay the executive, among other things, continued annual base salary for the 18-month period, in the case of Messrs. Pagliara and Holmes, or 12-month period, in the case of Ms. Gonzalez, following the date of termination, subsidized health insurance premiums for 12 months, and, if the Qualified Termination occurred prior to April 15, 2018, the target STI for the 2017 fiscal year. If the Qualified Termination occurred not more than 90 days before or two years after a Change in Control of the Company, then the Company would pay or cause to be paid to the executive the following additional benefits: (i) if the Qualified Termination occurred during 2018, the target STI for the 2018 fiscal year, and (ii) the terminated executive’s then-outstanding equity incentive awards would become vested in full (without pro-ration), with any specified performance objectives deemed to be satisfied at the “target” level. The Company would pay lower amounts of severance benefits if the executive’s employment is terminated due to death or Disability.

The Agreements contain standard ownership of works, confidentiality, non-compete, non-solicitation and non-disparagement covenants.

In connection with Mr. Holmes’ resignation on April 13, 2018, he entered into a Separation Agreement, which is described in more detail below under “Separation Agreements.”

Offer Letters

In connection with his appointment as Vice President, Administration, General Counsel and Secretary, effective August 2, 2017, Mr. Wheelock would receive an annual base salary of $260,000 and a STI bonus opportunity with a target of 50% of annual base salary. Mr. Wheelock was also entitled to severance equal to twelve months of annual base salary.

In connection with his initial appointment as Vice President, Finance in October 2016, Mr. Jolly entered into an offer letter with the Company, dated November 8, 2016. Under the terms of the offer letter, Mr. Jolly was appointed Vice President, Finance with the expectation that he would be appointed Chief Accounting Officer and Principal Accounting Officer following the Company’s filing of its 2015 Report containing restated historical financial information. The offer letter further provided that Mr. Jolly would receive an annual base salary of $260,000 and a target STI opportunity of 40% of annual base salary. Mr. Jolly received a 2016 LTI award of 19,000 performance-based restricted share units and time-based restricted share units with a delivered value of $43,750. Mr. Jolly was also granted a one-time payment of (a) $20,000 on the first payroll date after he joined the Company; and (b) an additional 2,500 performance-based restricted share units and 2,500 time-based restricted share units.

In order to encourage Mr. Howsman’s full attention and dedication to the Company in his role as interim principal financial officer, he received the following retention incentives in March 2016: (i) a retention bonus opportunity equal to $125,000, provided that he remained continuously employed with the Company and its affiliates until the date the Company completed and made an initial filing of its restated financials for required periods prior to 2015 and the original filing of its 2015 financials, or, if earlier, March 31, 2017, which was in lieu of any incentive opportunity under the 2016 STI program; (ii) a discretionary bonus of $150,000 that was paid in March 2016, subject to repayment if he voluntarily resigned from the Company and its affiliates, or if the Company terminated his employment for “cause,” in either case prior to the vesting date of the retention bonus; (iii) reimbursement of up to $3,700 for relocation costs and of up to $3,000 per month for temporary living expenses through March 31, 2017 (or, if earlier, through the date of termination of employment); and (iv) the opportunity to accrue vacation time in excess of the maximum limits imposed under the Company’s vacation policy. In connection with his appointment as Chief Accounting Officer, on December 11, 2017, Mr. Howsman entered into an offer letter with the Company. The offer letter provided that Mr. Howsman would receive an annual base salary of $260,000 and a target STI opportunity of 40% of annual base salary. Mr. Howsman also received a cash retention incentive equal to 40% of annual base salary if certain goals were achieved. Finally, Mr. Howsman was entitled to severance equal to 6 months of base salary and a housing allowance of up to $2,200 per month.

Executive Severance Plan

In 2017, Mr. Wheelock participated in the Executive Severance Plan (“ESP”), which entitled him to severance benefits in the event of an involuntary termination of employment other than for “cause” or a termination by the executive for “good reason.” The severance benefits equal: (i) salary continuation of one year, (ii) payment of the short-term incentive earned for the fiscal year preceding the date of termination to the extent not previously paid and (iii) if the date of termination occurs at least three full calendar months after the beginning of the Company’s fiscal year, a pro-rated short-term incentive for the year of termination based on actual performance results for the entire year. In exchange for the severance benefits, Mr. Wheelock must sign a release of claims against us. The ESP is designed to standardize the severance protections provided to our executive officers and reduce the need for individual employment agreements for executives other than the CEO going forward.

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

Section 162(m) of the Tax Code

Section 162(m) of the Code (“Section 162(m)”) provides that we generally may not deduct, for federal income tax purposes, annual compensation in excess of $1 million paid to certain named executive officers. Certain “performance-based compensation” paid pursuant to stockholder approved plans is not subject to the deduction limit. In making compensation decisions in 2017 and prior years, the Compensation Committee often sought to structure certain equity awards with the intention that they would be exempt from the $1 million deduction limit as “performance-based compensation.”. However, the committee never adopted a policy that would have required all compensation to be deductible, because the committee wanted to preserve the ability to pay compensation to our executives in appropriate circumstances, even if such compensation would not be deductible under Section 162(m).

The Tax Act, which was enacted on December 22, 2017, includes a number of significant changes to Section 162(m), such as the repeal of the performance-based compensation exemption and the expansion of the definition of named executive officers who are subject to the deduction limit (for example, by including the chief financial officer and certain former named executive officers as covered employees). As a result of these changes, except as otherwise provided in the transition relief provisions of the Tax Act, compensation paid to any of our named executive officers generally will not be deductible in 2018 or future years, to the extent that it exceeds $1 million.

Compensation Committee Report

The Compensation Committee, comprised of independent directors, reviewed and discussed the above Compensation Discussion and Analysis with the Company’s management. Based on that review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Compensation Committee*:

Linda Goodspeed (Chair)

David A. B. Brown

Gary J. Taylor

* On April 13, 2018, upon the resignation of Ms. Goodspeed and on April 14, 2018, upon the resignation of Mr. Taylor from the Board, Mr. Brown became the Chair of the Compensation Committee and Mr. Macaluso and Mr. Mills became members of the Compensation Committee.

2017 Summary Compensation Table

The following table presents information regarding the compensation earned by our named executive officers in each of 2017 and 2016, as applicable.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
Craig E. Holmes(5)	2017	412,198		336,320	337,500	12,564	1,098,582
Co-President and Co-Chief Executive Officer	2016	404,875	—	484,858	123,608	9,822	1,023,163

Tracy D. Pagliara(5)	2017	404,947		287,416	337,500	11,928	1,041,791
Co-President and Co-Chief Executive Officer	2016	392,135	—	445,093	119,719	13,098	970,045

Erin Gonzalez(5)	2017	229,620	25,000	31,571	137,500	6,115	429,806
Chief Financial Officer and Principal Financial Officer

Charles E. Wheelock(5)	2017	221,673	—	35,282	32,448	9,000	298,403
Vice President Administration, General Counsel & Secretary

Terence J. Cryan(5)	2017	384,739	—	842,748	105,780	1,106,572	2,439,839
Former President and Chief Executive Officer	2016	689,876	—	1,377,032	259,223	17,605	2,343,736

Timothy M. Howsman(5)	2017	107,085	125,000	—	3,894	147,809	383,788
Former Chief Financial Officer, Products	2016	281,875	150,000	79,582	—	39,132	550,589

Mark F. Jolly(6)	2017	147,000	—	—	15,077	260,800	422,877
Former Chief Accounting Officer and Principal Accounting Officer

(1)	This column reflects signing or retention bonuses paid to our named executive officers for the applicable year.
(2)

This column does not reflect the value of stock awards that was earned by the named executive officers during each of the years listed above. Rather, as required by applicable SEC rules, this column reflects the aggregate grant date fair value of time-based RSUs and performance-based RSUs granted to our named executive officers in the applicable year, computed in accordance with FASB ASC Topic 718—Compensation—Stock Compensation (“FASB ASC Topic 718”). The grant date fair value of the performance-based RSUs was based on the probable outcome of the applicable performance conditions as of the date of grant. The grant date fair value of the performance-based RSUs for 2017, assuming that the highest level of performance would be achieved, was as follows: for Mr. Holmes, $252,240; for Mr. Pagliara, $215,559; for Ms. Gonzales, $23,673; for Mr. Wheelock, $26,458; and for Mr. Cryan, $632,061. For more detail on the separate grants of time-based RSUs and performance-based RSUs, please refer to the Grants of Plans-Based Awards table below in “—2017 Grants of Plan Based Awards.” For a discussion of the assumptions we made in valuing the time-based RSUs and performance-based RSUs, please refer to “Note 3—Summary of Significant Accounting Policies—Stock-Based Compensation Expense” to the consolidated financial statements included in this Form 10-K.

(3)

This column reflects amounts earned by our named executive officers under our STI plan for the applicable year. The terms of the plan are described more fully in above in “—Section 2: Elements of Total Direct Compensation—Short-Term Incentive Compensation.” The 2016 STI amount payable to Messrs. Holmes and Pagliara was settled 50% in cash and 50% in fully vested shares. Messrs. Holmes and Pagliara and Ms. Gonzalez have each agreed to defer 75.04% of the 2017 STI payment, generally until September 2018 (with Mr. Holmes receiving his amounts in installments through that date).

(4)

The amounts in the All Other Compensation column consist of the following compensation items for 2017: for Mr. Holmes, 401(k) matching contribution of $11,844 cell phone reimbursement of $720; for Mr. Pagliara, 401(k) matching contributions of $9,653 and tax preparation fees of $2,275; for Ms. Gonzalez, 401(k) matching contributions of $6,115; for Mr. Wheelock, 401(k) matching contributions of $9,000; for Mr. Cryan, 401(k) matching contributions of $12,000, reimbursement for airline tickets, ground transportation and parking for trips to New York City of $9,767, attorney fees of $7,500, moving expenses of $25,000, subsidized COBRA premiums of $17,490 and severance payments of $1,034,815; for Mr. Howsman, 401(k) matching contributions of $2,168, cell phone reimbursement of $180, living expense reimbursements of $4,523 and consulting payments of $140,938; and for Mr. Jolly, 401(k) matching contributions of $800 and severance payments of $260,000.

(5)

Effective March 16, 2017, Mr. Howsman retired from his position as Chief Financial Officer, Products, and Mr. Holmes was appointed Chief Financial Officer and Principal Financial Officer. Effective July 26, 2017, Mr. Cryan resigned from his positions as President, CEO and director. Upon his resignation, Mr. Holmes and Mr. Pagliara were appointed Co-Presidents, Co-CEOs and directors, and Mr. Wheelock was appointed Vice President, Administration, General Counsel and Secretary. Effective August 2, 2017, Ms. Gonzalez was appointed Chief Financial Officer and Principal Financial Officer. Effective April 13, 2018, Mr. Holmes resigned from his positions as Co-President and Co-CEO, and Mr. Pagliara was appointed President and CEO.

(6)	Mr. Jolly ceased to be employed as Chief Accounting Officer effective August 1, 2017.

2017 Grants of Plan-Based Awards

The following table presents information related to STI and equity awards granted to our named executive officers in 2017.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Time-Based RSUs	Grant Date Fair Value of Stock and Option Awards(4) ($)
Craig E. Holmes
Short-Term Incentive Plan	N/A	101,250	337,500	675,000
Long-Term Incentive(2)	4/17/2017							39,107	168,160
Long-Term Incentive(3)	4/17/2017				977	39,107	58,661		168,160
Tracy D. Pagliara
Short-Term Incentive Plan	N/A	101,250	337,500	675,000
Long-Term Incentive(2)	4/17/2017							33,421	143,710
Long-Term Incentive(3)	4/17/2017				8,355	33,420	50,130		143,706
Erin Gonzalez
Short-Term Incentive Plan	N/A	41,250	137,500	275,000
Long-Term Incentive(2)	4/17/2017							3,671	15,785
Long-Term Incentive(3)	4/17/2017				918	3,671	5,507		15,785
Charles E. Wheelock
Short-Term Incentive Plan	N/A	39,000	130,000	260,000
Long-Term Incentive(2)	4/17/2017							4,103	17,643
Long-Term Incentive(3)	4/17/2017				1,026	4,102	6,153		17,639
Terence J. Cryan
Short-Term Incentive Plan	N/A	92,337	307,791	615,582
Long-Term Incentive(2)	4/17/2017							97,994	421,374
Long-Term Incentive(3)	4/17/2017				24,499	97,994	146,991		421,374
Timothy M. Howsman
Short-Term Incentive Plan	N/A	12,850	42,834	85,668
Long-Term Incentive(2)	4/17/2017							—	—
Long-Term Incentive(3)	4/17/2017				—	—	—		—
Mark F. Jolly
Short-Term Incentive Plan	N/A	31,200	104,000	208,000
Long-Term Incentive(2)	4/17/2017							—	—
Long-Term Incentive(3)	4/17/2017				—	—	—		—

(1)

These columns show the dollar value of the potential payout to each current named executive officer for 2017 under our STI plan at threshold, target and maximum levels. Amounts actually earned during 2018 for 2017 performance under the STI plan are included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above in “—2017 Summary Compensation Table.”

(2)

These rows show the number of time-based RSUs granted to each named executive officer in 2017. The time-based RSUs granted under the LTI plan generally vest on March 31, 2019 for the current named executive officers.

(3)

These rows show the number of units that could be paid to each named executive officer under our performance-based RSUs granted in 2017. The performance-based RSUs vest based on the extent (if any) to which we achieve a percentile ranking between the 25th percentile (for a 25% payout) and 75th percentile (for a 150% payout) among companies in a comparator group TSR during the period commencing April 17, 2017 and ending March 31, 2019 (with payout capped at target if our TSR is negative). If our TSR percentile ranking as of March 31, 2018 is at or above the 25th percentile, then the payout shall not be less than threshold. In addition, the award will vest at no less than target if the Company achieves a trading price per share equal to $6.00 for any period of 30 consecutive trading days during the three-year period ending on March 31, 2020.

(4)

These amounts reflect the aggregate grant date fair value of the equity awards computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions we made in valuing the stock awards, please refer to “Note 3—Summary of Significant Accounting Policies—Stock-Based Compensation Expense” to the consolidated financial statements included in this Form 10-K.

2017 Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding unvested equity awards held by each of our named executive officers as of December 31, 2017.

	Stock Awards
Name	Number of Shares or Units That Have Not Vested(1)(2) (#)	Market Value of Shares or Units That Have Not Vested(3) ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Units That Have Not Vested(4) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Units That Have Not Vested(3) ($)
Craig E. Holmes	100,434	398,723	124,107	492,705
Tracy D. Pagliara	68,433	271,679	106,420	422,487
Erin Gonzalez	11,156	44,289	19,671	78,094
Charles E. Wheelock	12,457	49,454	22,102	87,745

(1)This column reflects the sum of unvested time-based RSUs held by each named executive officer as of December 31, 2017.

(2)The following table shows the vesting schedules for the unvested time-based RSUs outstanding as of December 31, 2017.

Name	March 31, 2018	March 31, 2019
Craig E. Holmes	61,327	39,107
Tracy D. Pagliara	35,012	33,421
Erin Gonzalez	7,485	3,671
Charles E. Wheelock	8,354	4,103

(3)The market value is based on the closing market price of our common stock on the last trading day of 2017 ($3.97).

(4)This column reflects the unvested 2016 and 2017 performance-based RSUs held by each named executive officer as of December 31, 2017.  The 2016 awards generally vest in two equal installments on March 30, 2017 and March 30, 2018, provided that the applicable performance goal has been satisfied by each such date (and, if not, through the date the applicable performance goal is subsequently achieved, which must occur within five years after the date of grant). The applicable performance goal for the 2016 awards will be satisfied if the Company achieves a per share price greater than or equal to $5.50 for any period of 30 consecutive trading days during the five-year period ending on the fifth anniversary of the date of grant.  The 2017 awards vest based on the extent to which we achieve a percentile ranking between the 25th percentile (for a 25% payout) and 75th percentile (for a 150% payout) among companies in a comparator group for total shareholder return (“TSR”) during the period commencing April 17, 2017 and ending March 31, 2019 (with payout capped at target if our TSR is negative).  If our TSR percentile ranking as of March 31, 2018 is at or above the 25th percentile, then the payout of the 2017 awards shall not be less than threshold.  In addition, the 2017 award will vest at no less than target if the Company achieves a trading price per share equal to $6.00 for any period of 30 consecutive trading days during the three-year period ending on March 31, 2020.

2017 Stock Vested

The following table sets forth certain information concerning the vesting of equity awards held by our named executive officers during 2017.

	Stock Awards
Named Executive Officer	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Craig E. Holmes	49,729	199,385
Tracy D. Pagliara	61,450	181,947
Erin Gonzalez	2,555	9,863
Charles E. Wheelock	4,667	17,378
Terence J. Cryan	201,830	669,765
Timothy M. Howsman	11,525	51,286
Mark F. Jolly	9,294	30,113

(1)Based on the closing price of the common stock on the applicable vesting date.

Pension Benefits

We do not sponsor or maintain any pension plans for our named executive officers.

Non-Qualified Deferred Compensation

We have not adopted any non-qualified deferred contribution plans or other deferred compensation plans.

Estimated Payments Upon Termination or Related to a Change in Control

The table below reflects the amount of incremental compensation to which each current named executive officer would have been entitled as a consequence of certain terminations or in connection with a change in control. A change in control generally means any of the following: (i) the acquisition of 50% or more of the Company’s then outstanding common stock or outstanding voting securities; (ii) a change in the membership of our Board, so that the current incumbents and their approved successors no longer constitute a majority; (iii) consummation of a merger, reorganization or consolidation, or the sale or other disposition of all or substantially all of the Company’s assets, unless the owners of our common stock or voting securities own more than 50% of the resulting corporation, no person owns 50% or more of the common stock or voting securities of the resulting corporation (except to the extent owned prior to the transaction), and at least a majority of the board of directors of the resulting corporation are members of our incumbent Board of Directors; or (iv) stockholder approval of the complete liquidation or dissolution of the Company. The employment agreements for Messrs. Holmes and Pagliara and Ms. Gonzalez provide that, for the avoidance of doubt, a change in control shall be deemed to include any disposition of two or more of the Company’s business segments and the completion of any related corporate restructuring or transition identified by the Board. The amounts shown in the table below assume that such termination or change in control was effective as of December 31, 2017 and that the price of our common stock upon which certain of the calculations are made was the closing price of $3.97 per share on the last trading day of 2017. The actual amounts to be paid out upon termination of employment or a change in control can only be determined at the time of the event. None of the payments set forth below would be grossed up for taxes. The estimated payments upon termination and change in control are as follows:

Event(1)	Craig E. Holmes(7)	Tracy D. Pagliara	Erin Gonzalez	Charles E. Wheelock
Disability(2)
Annual Bonus	$337,500	$337,500	$137,500	$130,000
Disability Benefit	$225,000	$225,000	$137,500	—
Accelerated Vesting of Restricted Share Units(6)	$429,955	$298,874	$65,937	$73,813
Total:	$992,455	$861,374	$340,937	$203,813
Death(3)
Annual Bonus	$337,500	$337,500	$137,500	$130,000
Accelerated Vesting of Restricted Share Units(6)	$429,955	$298,874	$65,937	$73,813
Total:	$767,455	$636,374	$203,437	$203,813
Termination Without Cause(4)
Salary Continuation	$675,000	$675,000	$275,000	$260,000
Annual Bonus	$337,500	$337,500	$137,500	$130,000
Subsidized Employer COBRA Costs	$16,420	$11,539	$16,420	—
Accelerated Vesting of Restricted Share Units(6)	$429,955	$298,874	$65,937	$73,813
Total:	$1,458,875	$1,322,913	$494,857	$463,813
Termination for Good Reason(4)
Salary Continuation	$675,000	$675,000	$275,000	$260,000
Annual Bonus	$337,500	$337,500	$137,500	$130,000
Subsidized Employer COBRA Costs	$16,420	$11,539	$16,420	—
Accelerated Vesting of Restricted Share Units(6)	$429,955	$298,874	$65,937	$73,813
Total:	$1,458,875	$1,322,913	$494,857	$463,813
Change in Control (No Termination)(5)
Accelerated Vesting of Restricted Share Units(6)	—	—	—	—
Total:	—	—	—	—
Termination Following a Change in Control
Salary Continuation	$675,000	$675,000	$275,000	$260,000
Annual Bonus	$337,500	$337,500	$137,500	$130,000
Subsidized Employer COBRA Costs	$16,420	$11,539	$16,420	—
Accelerated Vesting of Restricted Share Units(6)	$891,428	$694,166	$154,691	$173,301
Total:	$1,920,348	$1,718,205	$583,611	$563,301

(1)No named executive officer would have been entitled to any severance payments if we terminated him/her for cause or he/she terminated his/her employment with us without good reason on December 31, 2017.

(2)If terminated due to disability on December 31, 2017: Each applicable named executive officer would have been entitled to receive a pro-rated STI based on actual performance for the year of termination. The amount of the pro-rated STI shown in the table assumes a December 31, 2017 termination and, therefore, is equal to 100% of the 2017 STI that would have been payable had the executive remained employed through the STI payment date in 2018.

•

Mr. Pagliara, Mr. Holmes and Ms. Gonzalez would have been entitled to receive 100% of his or her base salary for six months, which is comprised of the 60% salary continuation benefit provided under the Company-sponsored short-term disability insurance program and the 40% supplemental disability benefit provided under his employment agreement.

•	See below for the treatment of RSUs.

(3)Upon termination of employment by reason of death on December 31, 2017, a current named executive officer’s personal representative would have been entitled to the same pro-rated STI to which the named executive officer would have been entitled upon termination by reason of disability (if any), other than the salary continuation. See below for the treatment of RSUs.

(4)Upon termination of the current named executive officer by us without cause or termination by the executive for good reason (if applicable), in either case on December 31, 2017:

•	Mr Holmes and Mr. Pagliara would have been entitled to 18 months’ of salary continuation, a 2017 STI payout at target and full COBRA premiums for 12 months.
•	Ms. Gonzalez would have been entitled to 12 months’ of salary continuation, a 2017 STI payout at target and full COBRA premiums for 12 months.
•	Mr. Wheelock would have been entitled to receive: (i) salary continuation of one year, and (ii) a pro-rated short-term incentive based on actual performance for the year of termination.
•	See below for the treatment of RSUs.
(5)	See below for the treatment of RSUs upon a change in control on December 31, 2017
(6)	Performance-based RSUs for 2016 and 2017 grants assumed at target. Includes cash-based LTI for Ms. Gonzalez and Mr. Wheelock.
(7)

On April 13, 2018, Mr. Holmes resigned from his positions as Co-President and Co-CEO, and Mr. Pagliara was appointed President and CEO.  In connection with his resignation, Mr. Holmes entered into a Separation Agreement, which is described in more detail below under the heading “Separation Agreements.”

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

Separation Agreements

In connection with his resignation as Chief Executive Officer, Mr. Cryan entered into a separation agreement with the Company, under which he resigned from all positions at the Company effective July 26, 2017. Under the terms of the separation agreement, the Company agreed to pay to Mr. Cryan salary continuation for 18 months and a pro-rated 2017 STI based on actual Company performance, subsidized COBRA premiums, up to $7,500 in attorney fees and moving expenses. All of his unvested RSUs vested as provided in the relevant award agreements, subject, in certain instances, to pro-ration, and in one instance, an adjustment to the pro-ration formula to provide for the vesting of an additional 84,173 RSUs.

In connection with his resignation as Chief Accounting Officer, Mr. Jolly entered into a separation agreement with the Company, under which he resigned from all positions at the Company effective August 1, 2017. Under the terms of the separation agreement, the Company agreed to pay to Mr. Jolly salary continuation for 12 months, a 2016 STI based on actual Company performance and a pro-rated 2017 STI based on actual Company performance. All of his unvested RSUs vested as provided in the relevant award agreements.

The following table summarizes the severance benefits received by each of Messrs. Cryan and Jolly

Description of Payment/Benefit	Terence Cryan	Mark Jolly
Salary Continuation	$1,034,815	$260,000
2016 STI	$259,223	$4,015
2017 STI	$105,780	$15,077
Time-based RSUs Vesting(1)	$204,627	$20,201
Performance-based RSUs Pending Vesting(1)	$395,659	$9,911
Performance-based RSUs Pending Vesting(1)(2)	$43,272	—
Attorney Fees	$7,500	—
Moving Expenses	$25,000	—
Subsidized Employer COBRA Costs	$17,490	—
Total	$2,093,366	$309,205

(1)

The pro-rated performance-based RSUs for 2017 remain unvested throughout the performance period, which ends on March 31, 2020. The actual amount earned will not be known until after the end of the applicable performance period.

(2)	Valued at the closing stock price of $3.15 as of July 26, 2017 for Mr. Cryan, and $3.24 as of August 1, 2017 for Mr. Jolly.

On March 15, 2017, Mr. Howsman retired from the Company. In connection with his retirement, the Company and Mr. Howsman entered into a retirement and consulting agreement (the “Retirement Agreement”). Pursuant to the terms of the Retirement Agreement, Mr. Howsman agreed to serve as a consultant to the Company and the Company agreed to pay Mr. Howsman $140,937.50 for his first six months of consulting services. The Retirement Agreement also includes a standard non-disparagement covenant as well as a release of claims. Mr. Howsman was rehired as Chief Accounting Officer on December 11, 2017, but does not serve as an executive officer in such role.

In addition, Mr. Holmes, formerly one of our two principal executive officers, resigned from his positions with the Company and entered into a Separation Agreement, effective April 13, 2018 (the “Holmes Separation Agreement”). Under the terms of the Holmes Separation Agreement, the Company agreed to pay Mr. Holmes an amount equal to 18 months of his annual base salary of $0.7 million, payable at the same times and in the same increments as if his employment continued for 18 months from the date of his resignation. Among other things, Mr. Holmes is also entitled to receive his “target” short-term incentive for the 2017 fiscal year, paid in monthly installments through September 30, 2018, or earlier upon a change in control, and his “target” short-term incentive for the 2018 fiscal year, paid on the earlier of December 14, 2018 or a change in control, totaling $0.6 million. Mr. Holmes will also receive subsidized premiums for continued health insurance for one year and full vesting of his outstanding equity awards, with any performance objectives deemed satisfied at the “target” level. The Holmes Separation Agreement requires him to reaffirm his non-compete and non-solicitation covenants and includes a standard non-disparagement covenant as well as a release of claims.

2017 Director Compensation

Except as noted below, the following table provides information on the compensation awarded to, earned by or paid to each person who served as a non-employee director during 2017.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Carl Bartoli	87,932	—	87,932
David A. Brown	70,500	—	70,500
David L. Keller	62,000	—	62,000
Linda Goodspeed	81,750	—	81,750
Charles Macaluso	144,869	—	144,869
Robert B. Mills	86,000	—	86,000
Nelson Obus	66,000	—	66,000
Michael E. Rescoe	73,605	—	73,605
Michael E. Salvati	87,432	—	87,432
Gary J. Taylor	68,000	—	68,000

(1)The non-employee directors did not receive a grant of restricted shares in 2016 or 2017.  However, effective on the date of filing this Form 10-K, the Company granted awards to such directors as compensation for their service as a director in 2016 and 2017. Specifically, the Board authorized a grant of 18,182 restricted shares for service in 2016 (pro-rated for a partial year of service, if any) and 18,182 restricted shares for service in 2017 to continuing non-employee directors.  The restricted shares for 2016 and 2017 are subject to our normal four-year vesting schedule, determined as if the grant had occurred in the ordinary course in January of the respective year, with accelerated vesting upon a change in control.  In lieu of a restricted share grant, non-employee directors who resign prior to the next annual stockholder meeting will receive $20,000 for service in 2016 (pro-rated for a partial year of service, if any) and $20,000 for service in 2017, which would be offset by accelerated vesting of outstanding restricted shares, if any.

The total number of unvested restricted shares held by each non-employee director as of December 31, 2017 was as follows:

Name	Unvested Restricted Shares (#)
Carl Bartoli	4,083
David A. Brown	—
David L. Keller	—
Linda Goodspeed	—
Charles Macaluso	4,083
Robert B. Mills	—
Nelson Obus	—
Michael E. Rescoe	3,030
Michael E. Salvati	4,083
Gary J. Taylor	—

Director compensation is determined by the Nominating and Corporate Governance Committee, subject to approval by the entire Board of Directors. The objectives for our non-employee director compensation program are to attract highly qualified individuals to serve on the Board of Directors and align directors’ interests with the interests of our stockholders. The Nominating and Corporate Governance Committee reviews the program annually to confirm that it continues to meet these objectives.

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

Directors who are employed by our Company or any of our subsidiaries do not receive compensation for serving as directors. As of December 31, 2017, directors who are not employees of our Company or any of our subsidiaries were entitled to receive an annual retainer as follows:

•	$60,000 for each non-employee director;
•	$10,000 for membership in each committee;
•	$50,000 for the Board of Directors Chairperson;
•	$20,000 for the Audit Committee Chairperson;
•	$13,750 for the Compensation Committee Chairperson; and
•	$10,000 for the Nominating and Corporate Governance Committee Chairperson.

We offer each director an annual allowance for continuing education, the amount of which is set by the Board of Directors from time to time. For 2017, the amount was $10,000; however, all of the directors elected to take advantage of free educational resources rather than using the allowance. We also reimburse non-employee directors for out of pocket expenses incurred in connection with attending Board and committee meetings.

The Board recognizes that ownership by the non-employee directors of the Company’s common stock will align their interests with the interests of our stockholders. As a result, each non-employee director is required to own the lesser of (i) shares with a value of three times his or her annual cash retainer or (ii) 8,000 shares. The target date for the existing directors to meet these stock ownership guidelines is January 1, 2017, except any new directors or directors appointed after January 1, 2011, for whom the target date is five years from the date of his or her appointment. For purposes of these guidelines, the director will be deemed to “own” the Company’s shares that are beneficially owned by such person, including equity awards that will payout within 60 days of the applicable measuring date. As of April 9, 2018, each non-employee director who served in 2017 who was required to meet the ownership requirements met or exceeded the minimum ownership requirement.

Compensation Committee Interlocks and Insider Participation

Ms. Goodspeed, Mr. Taylor and Mr. Brown served as members of the Compensation Committee during 2017. During such time, none of the aforementioned directors was an officer or employee of the Company. During their time as members of the Compensation Committee in 2017, none of the foregoing individuals was an officer or employee of the Company. None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

Except as indicated otherwise, the following table sets forth certain information, as of April 9, 2018, regarding the beneficial ownership of our common stock by holders of greater than five percent of our common stock that have filed ownership reports with the SEC, each of our current directors, each of our named executive officers named in the Summary Compensation Table, and all of our current directors and named executive officers as a group. Except as otherwise indicated, addresses are c/o Global Power Equipment Group Inc., 400 East Las Colinas Boulevard, Suite 400, Irving, Texas 75039.

	Common Stock Beneficially Owned
Name of Beneficial Owner	Number of Shares (#)	Percentage of Class (%)(1)
Greater than 5% Holders:
Nelson Obus(2)	3,167,718	17.5%
Emancipation Management LLC(3)	2,216,426	12.2%
Tontine Asset Associates, LLC(4)	2,145,882	11.9%
Franklin Advisory Services, LLC(5)	1,275,000	7.0%
Wax Asset Management, LLC(6)	1,152,265	6.4%

Directors and Named Executive Officers(7):
Carl Bartoli(8)	39,474	*
David A. B. Brown	—	*
Linda A. Goodspeed(8)	—	*
David L. Keller(8)	69,601	*
Charles Macaluso	40,474	*
Robert B. Mills	—	*
Nelson Obus(2)	3,167,718	17.5%
Michael E. Rescoe(8)	6,061	*
Michael E. Salvati(8)	25,921	*
Gary J. Taylor(8)	—	*
Craig E. Holmes(9)(12)	100,224	*
Tracy D. Pagliara(9)	157,471	*
Erin Gonzalez(9)	10,368	*
Charles E. Wheelock(9)	13,664	*
Terence J. Cryan(10)	245,240	1.4%
Timothy M. Howsman(10)	21,051	*
Mark F. Jolly(10)	6,836	*
Directors and Named Executive Officers as a Group (17 persons)(11)	3,630,976	20.1%

*Less than 1%.

(1)

As reported by such persons as of April 9, 2018 and including, in the case of our named executive officers, RSUs that vest within 60 days of April 9, 2018, which are treated for purposes of this table on an as-converted basis. Percentages are based on 18,093,924 shares of our common stock outstanding, except as indicated otherwise and except where the person has the right to acquire shares within 60 days of the record date, which increases the number of shares beneficially owned by such person and the number of shares outstanding for determining that person’s percentage of ownership. We have determined beneficial ownership in accordance with the rules of the SEC. Unless otherwise indicated in the footnotes to this table, each stockholder named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by that stockholder. We have omitted percentages of less than 1% from the table.

(2)The shares listed were reported on a Schedule 13D/A filed with the SEC on August 23, 2017, with respect to holdings as of August 17, 2017. They include: (i) 963,454 shares of common stock (the “Partner Shares”) held by Wynnefield Partners Small Cap Value, L.P., of which Wynnefield Capital Management, LLC (“WCM”) is the sole general partner and has the sole power to direct the voting and disposition of these shares and, as a result, may be deemed to beneficially hold the Partner Shares; (ii) 1,573,953 shares of common stock (the “Partner I Shares”) held by Wynnefield Partners Small Cap Value, L.P. I, of which WCM is the sole general partner and has the sole power to direct the voting and disposition of these shares and, as a result, may be deemed to beneficially hold the Partner I Shares; (iii) 530,306 shares of common stock (the “Offshore Shares”) held by Wynnefield Small Cap Value Offshore

Fund, Ltd., of which Wynnefield Capital, Inc. (“WCI”) is the sole investment manager and has the sole power to direct the voting and disposition of these shares and, as a result, may be deemed to beneficially hold the Offshore Shares; and (iv) 100,005 shares of common stock (the “Plan Shares”) held by Wynnefield Capital, Inc. Profit Sharing & Money Purchase Plan (the “Plan”), an employee profit sharing plan. Mr. Nelson Obus and Mr. Joshua Landes are the co-managing members of WCM and, in such role, share the power to direct the voting and disposition of the shares of common stock WCM may be deemed to beneficially hold and, as a result, may be deemed to beneficially hold the Partner Shares and the Partner I Shares. Mr. Obus and Mr. Landes are executive officers of WCI and, in such role, share the power to direct the voting and disposition of the Offshore Shares and, as a result, may be deemed to beneficially hold the Offshore Shares. Mr. Obus and Mr. Landes are co-trustees of the Plan and in such role, share the power to direct the voting and disposition of the Plan Shares and, as a result, may be deemed to beneficially hold the Plan Shares. The principal business address of the reporting persons is 450 Seventh Avenue, Suite 509, New York, NY 10123.

(3)The shares listed were reported on a Schedule 13G/A filed with the SEC on February 12, 2018, with respect to shares of common stock held by accounts managed by Circle N Advisors, LLC (“Circle N”), as of December 31, 2017. The report was filed by (1) Emancipation Management LLC (“EM”), which owns Circle N, (2) Circle N and (3) Mr. Charles Frumberg, the managing member of EM. Each of EM, Circle N and Mr. Frumberg holds shared dispositive power of such shares. The principal business address of EM and Mr. Frumberg is 825 Third Avenue, New York, NY 10022. The principal business address of Circle N is 200 Westgate Business Center Dr., Fishkill, NY 12524.

(4)The shares listed were reported on a Schedule 13G/A filed with the SEC on February 9, 2018, with respect to shares of common stock held directly by Tontine Capital Overseas Master Fund II, L.P. (“TCOM II”), as of December 31, 2017. The report was filed by (1) Tontine Asset Associates, LLC (“TAA”), which serves as general partner of TCOM II, and (2) Mr. Jeffrey L. Gendell, the managing member of TAA. Each of TAA and Mr. Gendell holds shared voting and dispositive power of such shares and may be deemed to beneficially hold such shares. The principal business address of the reporting persons is 1 Sound Shore Drive, Suite 304, Greenwich, CT 06830.

(5)The shares listed were reported on a Schedule 13G filed with the SEC on February 12, 2018, with respect to shares of common stock held by investment advisory clients of Wax Asset Management, LLC (“Wax Asset”) as of December 31, 2017. Wax Asset holds shared voting power of 1,152,265 shares and sole dispositive power of 1,152,265 shares. The principal business address of Wax Management is 44 Cherry Lane, Madison, CT 06443.

(6)The shares listed were reported on a Schedule 13G filed with the SEC on February 5, 2018, with respect to holdings of shares of common stock as of December 31, 2017. The holdings reported were beneficially owned by investment management clients of Franklin Advisory Services, LLC (“FAS”), which is an indirect, wholly owned subsidiary of Franklin Resources, Inc. (“FRI”). FRI treats FAS as having sole investment discretion or voting authority when an investment management contract delegates such power to FAS over the investment advisory accounts subject to such agreements. Pursuant to such treatment, FAS holds sole dispositive and voting power of 1,275,000 shares. The principal business address of FAS is 55 Challenger Road, Suite 501, Ridgefield Park, NJ 07660.

(7)No non-employee director has a right to obtain beneficial ownership of additional shares within 60 days of April 9, 2018. Shares held by non-employee directors include restricted shares awarded.

(8)Voluntarily resigned from the Board prior to filing this Form 10-K. The shares reported are based on the Company’s records as of the date of resignation and do not take into account any transactions that may have occurred after such date.

(9)No current named executive officers have the right to obtain beneficial ownership of additional shares within 60 days of April 9, 2018.

(10)The shares reported are based on the Company’s records as of the termination date of such individual’s employment and do not take into account any transactions that may have occurred after such date.

(11)Represents beneficial ownership of our common stock held by our current directors and executive officers as a group as of April 9, 2018, including any RSUs exercisable within 60 days of April 9, 2018. Omits former executive officers that are no longer employed by the Company.

(12)

Mr. Holmes resigned from his positions as Co-President and Co-CEO on April 13, 2018. The shares reported are based on the Company’s records as of April 9, 2018 and do not include shares received as severance payments.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2017 about the Company’s equity compensation plans under which shares of the Company’s common stock are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(1)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(2)
Equity compensation plans approved by security holders	379,168	—	218,622
Equity compensation plans not approved by security holders(3)	437,543	—	—
Total	816,711	—	218,622

(1)

Consists of outstanding stock options, time-based RSUs and performance-based RSUs granted at target under the 2011 Equity Incentive Plan and 2015 Equity Incentive Plan at December 31, 2017, including 122,000 unexercised options for Mr. Cryan.

(2)	Represents the number of available shares under the 2015 Equity Incentive Plan as of December 31, 2017. No additional shares may be granted under the 2011 Equity Incentive Plan.
(3)

Represents the number of inducement grants made prior to December 31, 2017 in the form of time-based RSUs and performance-based RSUs. Inducement grants are made outside of an equity incentive plan and are vested against the Company’s treasury reserve.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The Board has adopted a formal written policy governing the review and approval of related person transactions, which is posted under the heading “Corporate Governance” of the Investor Relations section of our website at http://www.globalpower.com. For purposes of this policy, the terms “related person” and “transaction” are as defined in Item 404(a) of Regulation S‑K. The policy provides that each director, director nominee and executive officer shall promptly notify the Corporate Secretary of any transaction involving the Company and a related person. Such transaction will be presented to and reviewed by the Audit Committee for approval, ratification or such other action as may be appropriate. On an annual basis, the Audit Committee reviews any previously approved related party transaction that is continuing, as well as any related party transaction disclosed in response to our annual directors’ and officers’ questionnaire. The policy itself is annually reviewed and was last reviewed in November 2017. While not a party to the Centre Lane Facility, entities associated with Wynnefield Capital, Inc. funded $6.0 million of the Centre Lane Facility, including $5.0 million of the Initial Centre Lane Facility and $1.0 million of the First-Out Loan. Wynnefield Capital, Inc. is our largest equity investor and Nelson Obus, a member of our Board of Directors, is the president of Wynnefield Capital, Inc. Please refer to the discussion in “Item 7. Management’s Discussion and Analysis—Our Credit Facilities” and “Note 10—Debt” to the consolidated financial statements included in this Form 10-K for more information.

Director Independence

For a discussion of our director independence, see “Part III—Item 10. Directors, Executive Officers and Corporate Governance—Director Independence.”

Item 14.  Principal Accountant Fees and Services.

Audit and Non‑Audit Fees

Hein & Associates LLP was retained as our independent accountants to audit our financial statements for the fiscal year ended December 31, 2017. Hein & Associates LLP combined with Moss Adams LLP on November 16, 2017.

The following table sets forth the estimated or actual fees paid or accrued by us for professional accounting fees and services rendered for the year ended December 31, 2017 from our principal accounting firm Moss Adams LLP as well as our formal principal accounting firm Hein & Associates LLP; and to Hein & Associates LLP for professional accounting fees and services rendered for the year ended December 31, 2016.

	December 31,
	2017			2016
($ in thousands)	Moss Adams	Hein	Totals	Hein
Audit Fees(1)	$567	$102	$669	$1,188
Audit-Related Fees	—	—	—	—
Tax Fees	—	—	—	—
Total	$567	$102	$669	$1,188

(1)Audit fees are fees that were charged for the audit of our annual financial statements included in our annual report on Form 10-K and review of unaudited financial statements included in our quarterly reports on Form 10-Q; for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements; and all costs and expenses in connection with the above.

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

Part IV

Item 15.  Exhibits and Financial Statement Schedules.

Documents filed as part of this Report:

Financial Statements: The following reports of independent accountants and our consolidated financial statements are set forth in the index beginning on page F-1:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2017 and 2016
•	Consolidated Statements of Operations for the years ended December 31, 2017 and 2016
•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017 and 2016
•	Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016
•	Notes to Consolidated Financial Statements

The following financial statement schedule is contained on page F-39 in this Report.

•	Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2017 and 2016

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

10.13

Second Amendment to Limited Waiver and Seventh Amendment to the New Credit Agreement and Amendment to Other Loan Documents, dated as of March 25, 2016, by and among Global Power, certain of its subsidiaries, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and the various lending institutions party thereto (filed as Exhibit 10.13 to our Form 10-K filed with the Commission on September 12, 2017 and incorporated herein by reference).

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

10.24

Eighteenth Amendment to Credit Agreement, dated as of June 1, 2017, by and among the Company, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and the various financial institutions party thereto as lenders (filed as Exhibit 10.24 to our Form 10-K filed with the Commission on September 12, 2017 and incorporated herein by reference).

10.25

Nineteenth Amendment to Credit Agreement, dated as of June 9, 2017, by and among the Company, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, and the various financial institutions party thereto as lenders (filed as Exhibit 10.25 to our Form 10-K filed with the Commission on September 12, 2017 and incorporated herein by reference).

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

10.45

Securities Purchase Agreement, dated October 11, 2017, by and between Global Power Equipment Group Inc., Braden Holdings, LLC and GPEG C.V., as Sellers, and Innova Global Europe B.V., Innova Global Inc., Innova Global Operating Ltd. and 1938247 Alberta Ltd., as Buyers (filed as Exhibit 10.2 to our Form 10-Q filed with the Commission on January 31, 2018 and incorporated herein by reference).

10.46

Retirement and Consulting Agreement, dated March 15, 2017, by and between Global Power and Timothy Howsman (filed as Exhibit 10.64 to our Form 10-K filed with the Commission on March 15, 2017 and incorporated herein by reference).*

10.47	Form of Global Power Time‑Based Restricted Share Unit Agreement. (filed as Exhibit 10.65 to our Form 10-K filed with the Commission on March 15, 2017 and incorporated herein by reference).*
10.48	Form of Global Power Performance‑Based Restricted Share Unit Agreement. (filed as Exhibit 10.66 to our Form 10-K filed with the Commission on March 15, 2017 and incorporated herein by reference).*
10.49

Form of Global Power Equipment Group Inc. Time-Based Restricted Share Unit Agreement (dated April 17, 2017) (filed as Exhibit 10.1 to our Form 10-Q filed with the Commission on December 19, 2017 and incorporated herein by reference). *

10.50

Form of Global Power Equipment Group Inc. Performance-Based Restricted Share Unit Agreement (dated April 17, 2017) (filed as Exhibit 10.2 to our Form 10-Q filed with the Commission on December 19, 2017 and incorporated herein by reference). *

10.51

Form of Global Power Equipment Group Inc. Cash-Based Award Agreement (dated April 17, 2017) (filed as Exhibit 10.3 to our Form 10-Q filed with the Commission on December 19, 2017 and incorporated herein by reference). *

10.52

Retention Incentives Agreement, dated as of March 19, 2016, by and between Timothy Howsman and Global Power Equipment Group Inc. (filed as Exhibit 10.67 to our Form 10-K filed with the Commission on March 15, 2017 and incorporated herein by reference).*

10.53	Mark Jolly Offer Letter, dated November 8, 2016 (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on March 16, 2017 and incorporated herein by reference).*
10.54

Senior Secured Credit Agreement, dated as of June 16, 2017, by and among Global Power Equipment Group Inc., as Borrower, the Lenders party thereto, and Centre Lane Partners Master Credit Fund II, L.P., as Administrative Agent and Collateral Agent (filed as Exhibit 10.51 to our Form 10-K filed with the Commission on September 12, 2017 and incorporated herein by reference).

10.55

First Amendment to Senior Secured Credit Agreement, dated as of August 17, 2017, by and among Global Power Equipment Group Inc., as Borrower, the Lenders party thereto, and Centre Lane Partners Master Credit Fund II, L.P., as Administrative Agent and Collateral Agent (filed as Exhibit 10.52 to our Form 10-K filed with the Commission on September 12, 2017 and incorporated herein by reference).

10.56

Limited Waiver and Second Amendment to Senior Secured Credit Agreement, dated October 11, 2017, by and among Global Power Equipment Group Inc., as Borrower, the Lenders party thereto, and Centre Lane Partners Master Credit Fund II, L.P., as Administrative Agent and Collateral Agent (filed as Exhibit 10.1 to our Form 10-Q filed with the Commission on December 19, 2017 and incorporated herein by reference).

10.57

Second Limited Waiver and Third Amendment to Senior Secured Credit Agreement, dated January 9, 2018, by and among Global Power Equipment Group Inc., as Borrower, the Lenders party thereto, and Centre Lane Partners Master Credit Fund II, L.P., as Administrative Agent and Collateral Agent (filed as Exhibit 10.1 to our Form 10-Q filed with the Commission on January 31, 2018 and incorporated herein by reference).

10.58

Third Limited Waiver to Senior Secured Credit Agreement, dated March 30, 2018, by and among Global Power Equipment Group Inc., as Borrower, the Lenders party thereto, and Centre Lane Partners Master Credit Fund II, L.P., as Administrative Agent and Collateral Agent.♦

10.59

Fourth Amendment to Senior Secured Credit Agreement, dated April 13, 2018, by and among Globap Power Equipment Group Inc., as Borrower, the Lenders party thereto, and Centre Lane Partners Master Credit Fund II, L.P., as Administrative Agent and Collateral Agent.♦

10.60

Separation Agreement, dated as of July 26, 2017, by and between Terence Cryan and Global Power Equipment Group Inc. (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on July 27, 2017 and incorporated herein by reference).*

10.61

Separation Agreement, dated as of August 1, 2017, by and between Mark Jolly and Global Power Equipment Group Inc. (filed as Exhibit 10.54 to our Form 10-K filed with the Commission on September 12, 2017 and incorporated herein by reference).

10.62

Employment Agreement, dated September 11, 2017, by and between Tracy Pagliara and Global Power Equipment Group Inc. (filed as Exhibit 10.55 to our Form 10-K filed with the Commission on September 12, 2017 and incorporated herein by reference).

10.63

Employment Agreement, dated September 11, 2017, by and between Craig Holmes and Global Power Equipment Group Inc. (filed as Exhibit 10.56 to our Form 10-K filed with the Commission on September 12, 2017 and incorporated herein by reference).

10.64

Employment Agreement, dated September 11, 2017, by and between Erin Gonzalez and Global Power Equipment Group Inc. (filed as Exhibit 10.57 to our Form 10-K filed with the Commission on September 12, 2017 and incorporated herein by reference).

10.65	Separation Agreement, dated April 13, 2018, by and between Craig Holmes and Global Power Equipment Group Inc.♦
14.1	Code of Business Conduct and Ethics of Global Power (filed as Exhibit 14.1 to our Form 8‑K filed with the Commission on July 18, 2014 and incorporated herein by reference).
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

21.1	Subsidiaries of Global Power.♦
23.1	Consent of Independent Registered Public Accounting Firm (Moss Adams LLP).♦
23.2	Consent of Independent Registered Public Accounting Firm (Hein & Associates LLP).♦
24.1	Powers of Attorney for our directors and certain executive officers (included on signature page).♦
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.♦
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.♦
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.♦
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.♦
101.INS	XBRL Instance Document♦
101.SCH	XBRL Taxonomy Extension Schema Document♦
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document♦
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document♦
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document♦
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document♦

*Indicates a management contract or compensatory plan or arrangement.

♦Filed herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Form to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 16, 2018

GLOBAL POWER EQUIPMENT GROUP INC.

By:	/s/ Tracy D. Pagliara
Tracy D. Pagliara, President and Chief Executive Officer

Each individual whose signature appears below constitutes and appoints Tracy D. Pagliara, President and Chief Executive Officer, and Charles E. Wheelock, Vice President, Administration, General Counsel and Secretary, and each of them singly, his or her true and lawful attorneys‑in‑fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K filed with the Securities and Exchange Commission, granting unto said attorneys‑in‑fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all the said attorneys‑in‑fact and agents or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

r
NAME	TITLE	DATE

/s/ Tracy D. Pagliara	Chief Executive Officer, President and Director (Principal Executive Officer)	April 16, 2018
Tracy D. Pagliara

/s/ Erin Gonzalez	Chief Financial Officer (Principal Financial and Accounting Officer)	April 16, 2018
Erin Gonzalez

/s/ Charles Macaluso	Director and Chairman of the Board	April 16, 2018
Charles Macaluso

/s/ Robert B. Mills	Director	April 16, 2018
Robert B. Mills

/s/ David A. B. Brown	Director	April 16, 2018
David A. B. Brown

/s/ Nelson Obus	Director	April 16, 2018
Nelson Obus

Item 8.  Financial Statements and Supplementary Data

Global Power Equipment Group Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Global Power Equipment Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Global Power Equipment Group Inc. and subsidiaries (the “Company”) as of December 31, 2017, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Moss Adams LLP

Dallas, Texas

April 16, 2018

We have served as the Company’s auditor since 2017.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Global Power Equipment Group Inc.

We have audited the accompanying consolidated balance sheet of Global Power Equipment Group Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2016, and the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Power Equipment Group Inc. and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for each of the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Hein & Associates LLP

Dallas, Texas

September 12, 2017

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$4,594	$2,805
Restricted cash	11,562	8,765
Accounts receivable, net of allowance of $1,568 and $1,008, respectively	26,060	22,005
Costs and estimated earnings in excess of billings	11,487	18,068
Other current assets	4,006	4,720
Current assets of discontinued operations	27,922	79,047
Assets held for sale-Hetsco	—	22,832
Total current assets	85,631	158,242

Property, plant and equipment, net	1,712	3,059
Goodwill	35,400	35,400
Intangible assets, net	12,500	12,500
Other long-term assets	573	463
Long-term assets of discontinued operations	—	23,871
Total assets	$135,816	$233,535

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,080	$9,638
Accrued compensation and benefits	7,481	7,481
Billings in excess of costs and estimated earnings	7,049	5,743
Other current liabilities	5,552	12,137
Current liabilities of discontinued operations	28,802	41,192
Liabilities related to assets held for sale-Hetsco	—	1,151
Total current liabilities	53,964	77,342
Long-term debt, net	24,304	45,341
Deferred tax liabilities	9,921	16,191
Other long-term liabilities	2,390	1,830
Long-term liabilities of discontinued operations	3,110	5,697
Total liabilities	93,689	146,401
Commitments and contingencies (Note 10 and 14)
Stockholders’ equity:
Common stock, $0.01 par value, 170,000,000 shares authorized and 19,360,026 and 18,855,409 shares issued, respectively, and 17,946,386 and 17,485,941 shares outstanding, respectively	193	188
Paid-in capital	78,910	76,708
Accumulated other comprehensive loss	—	(9,513)
Retained earnings (deficit)	(36,962)	19,764
Treasury stock, at par (1,413,640 and 1,369,468 common shares, respectively)	(14)	(13)
Total stockholders’ equity	42,127	87,134
Total liabilities and stockholders’ equity	$135,816	$233,535

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except share data)	2017	2016
Revenue	$186,982	$231,007
Cost of revenue	169,056	199,775

Gross profit	17,926	31,232

Selling and marketing expenses	2,313	2,901
General and administrative expenses	35,984	43,424
Depreciation and amortization expense	1,673	2,871
Total operating expenses	39,970	49,196

Operating loss	(22,044)	(17,964)

Interest expense, net	14,626	8,318
(Gain) loss on sale of business and net assets held for sale	(239)	8,255
Loss on sale-leaseback, net	—	1,238
Other (income) expense, net	(45)	(343)
Total other (income) expense, net	14,342	17,468

Loss from continuing operations before income tax expense	(36,386)	(35,432)
Income tax expense (benefit)	(6,367)	1,407
Loss from continuing operations	(30,019)	(36,839)

Loss from discontinued operations before income tax expense (benefit)	(25,318)	(6,479)
Income tax expense (benefit)	1,186	295
Loss from discontinued operations	(26,504)	(6,774)

Net loss	$(56,523)	$(43,613)

Basic earnings (loss) per common share
Loss from continuing operations	$(1.70)	$(2.12)
Loss from discontinued operations	(1.50)	(0.38)
Basic earnings (loss) per common share	$(3.20)	$(2.50)

Diluted earnings (loss) per common share
Loss from continuing operations	$(1.70)	$(2.12)
Loss from discontinued operations	(1.50)	(0.38)
Diluted earnings (loss) per common share	$(3.20)	$(2.50)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
(in thousands)	2017	2016
Net loss	$(56,523)	$(43,613)
Foreign currency translation adjustment	2,891	(1,895)
Reclassification of translation (gain) loss related to sale of foreign subsidiaries	6,622	—
Comprehensive loss	$(47,010)	$(45,508)

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
	Common Shares			Other	Retained
	$0.01 Per Share		Paid-in	Comprehensive	Earnings	Treasury Shares
(in thousands, except share data)	Shares	Amount	Capital	Income (loss)	(deficit)	Shares	Amount	Total
Balance, December 31, 2015	18,571,411	$186	$74,841	$(7,618)	$63,371	(1,310,135)	$(13)	$130,767
Issuance of restricted stock units	283,998	2	(2)	—	—	—	—	—
Tax withholding on restricted stock units		—	(267)	—	—	(59,333)	—	(267)
Share-based compensation	—	—	2,136	—	—	—	—	2,136
Dividends	—	—	—	—	6	—	—	6
Net loss	—	—	—	—	(43,613)	—	—	(43,613)
Foreign currency translation	—	—	—	(1,895)	—	—	—	(1,895)
Balance, December 31, 2016	18,855,409	$188	$76,708	$(9,513)	$19,764	(1,369,468)	$(13)	$87,134
Issuance of restricted stock units	504,617	5	(5)	—	—	—	—	—
Tax withholding on restricted stock units	—	—	(496)	—	—	(44,172)	(1)	(497)
Share-based compensation	—	—	2,509	—	—	—	—	2,509
Dividends	—	—	—	—	(9)	—	—	(9)
Net loss	—	—	—	—	(56,523)	—	—	(56,523)
Adoption of ASU 2016-09 (Note 3)	—	—	194	—	(194)	—	—	—
Foreign currency translation	—	—	—	2,891	—	—	—	2,891
Reclassification of translation (gain) loss related to sale of foreign subsidiaries				6,622				6,622
Balance, December 31, 2017	19,360,026	$193	$78,910	$—	$(36,962)	(1,413,640)	$(14)	$42,127

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2017	2016
Operating activities:
Net loss	$(56,523)	$(43,613)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Net loss from discontinued operations	26,504	6,774
Deferred income tax provision (benefit)	(6,270)	1,071
Depreciation and amortization on plant, property and equipment and intangible assets	1,673	2,871
Amortization of deferred financing costs	5,624	231
Loss on disposals of property, plant and equipment	28	1,076
Loss on sale of business and net assets held for sale	(239)	8,255
Bad debt expense	560	325
Stock-based compensation	2,716	1,665
Paid-in-kind interest	2,767	—
Changes in operating assets and liabilities, net of businesses acquired and sold:
Accounts receivable	(5,414)	9,438
Costs and estimated earnings in excess of billings	7,061	(12,707)
Other current assets	4,681	(2,254)
Other assets	387	(1,783)
Accounts payable	(4,595)	2,193
Accrued and other liabilities	(9,437)	4,947
Billings in excess of costs and estimated earnings	1,306	3,257
Net cash provided by (used in) operating activities, continuing operations	(29,171)	(18,254)
Net cash provided by (used in) operating activities, discontinued operations	(1,739)	14,631
Net cash provided by (used in) operating activities	(30,910)	(3,623)
Investing activities:
Proceeds from sale of business, net of restricted cash and transaction costs	20,206	—
Net transfers of restricted cash	489	(8,444)
Proceeds from sale-leaseback	—	2,871
Proceeds from sale of property, plant and equipment	2	—
Purchase of property, plant and equipment	(112)	(382)
Net cash provided by (used in) investing activities, continuing operations	20,585	(5,955)
Net cash provided by (used in) investing activities, discontinued operations	44,500	15,464
Net cash provided by (used in) investing activities	65,085	9,509
Financing activities:
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(496)	(267)
Debt issuance costs	(1,840)	(177)
Dividends paid	(9)	—
Proceeds from long-term debt	171,599	116,418
Payments of long-term debt	(202,353)	(141,076)
Net cash provided by (used in) financing activities, continuing operations	(33,099)	(25,102)
Net cash provided by (used in) financing activities, discontinued operations	—	—
Net cash provided by (used in) financing activities	(33,099)	(25,102)
Effect of exchange rate change on cash, continuing operations	—	—
Effect of exchange rate change on cash, discontinued operations	713	(218)
Effect of exchange rate change on cash	713	(218)
Net change in cash and cash equivalents	1,789	(19,434)
Cash and cash equivalents, beginning of year	2,805	22,239
Cash and cash equivalents, end of year	$4,594	$2,805

Supplemental Disclosures:
Cash paid for interest	$5,559	$6,242
Cash paid for income taxes, net of refunds	$1,806	$1,612
Noncash repayment of revolving credit facility	$(36,224)	$—
Noncash upfront fee related to senior secured term loan facility	$4,550	$—

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS AND ORGANIZATION

Global Power Equipment Group Inc. and its wholly owned subsidiaries (“Global Power,” “we,” “us,” “our,” or “the Company”) are comprehensive providers of maintenance and modification services for customers in the power generation and process and industrial markets. The Company provides on-site specialty maintenance, modification and construction services, outage management, facility upgrade services, specialty maintenance and other industrial services for nuclear plants and a wide range of utility and industrial customers in the fossil fuel, industrial gas, natural gas and petrochemical industries, as well as other industrial operations. The Company’s corporate headquarters are located in Irving, Texas.

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

NOTE 2—LIQUIDITY

The Company’s consolidated financial statements have been prepared on a going concern basis, which assumes that it will be able to meet its obligations and continue its operations during the twelve month period following the issuance of this Form 10-K. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Management has assessed the Company’s financial condition and has concluded that the following factors, taken in the aggregate, raise substantial doubt regarding the Company’s ability to continue as a going concern for the twelve month period following the issuance of this Form 10-K:

•	For the past several years, the Company has incurred both net losses and negative cash flows from operations.
•

For the year ended December 31, 2017, the Company had a net loss (including discontinued operations) of $56.5 million and negative cash flows from operations (including discontinued operations) of $30.9 million.

•

As of December 31, 2017, Electrical Solutions was classified as held-for-sale and presented as a discontinued operation. However, the Company continues to incur operating losses at its Electrical Solutions Houston facility.

•

The Company’s liquidity has been, and is currently projected to remain, very constrained. The Company’s lack of access to readily available capital resources and unexpected delays in collecting projected cash receipts could create significant liquidity problems.

•

Under the Centre Lane Facility, tax refunds and/or any extraordinary receipts in excess of $0.5 million in the aggregate in any fiscal year, with the exception of the $3.7 million of extraordinary receipts waived in the Fourth Amendment, must be used to prepay amounts outstanding under the Centre Lane Facility.

Management’s mitigation plans, which it believes alleviates the factors that caused the substantial doubt, include the following:

•

In April 2018, as part of the Fourth Amendment to the Centre Lane Facility, the Company negotiated a $3.0 million Incremental Loan Commitment the Company can draw upon in minimum increments of $1.0 million. This Loan Commitment can provide emergency funding to the Company in the event of a cash shortfall.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•

The Company is aggressively pursuing the sale of Electrical Solutions. Additionally, the Company has initiated the closure of a certain leased facility to streamline its operations in an effort to curtail further losses and negative cash flows.

•

With the more streamlined company structure resulting from the completed disposal of Mechanical Solutions and the anticipated disposal of Electrical Solutions, the Company expects to significantly reduce the corporate headquarters costs, including headcount, in 2018.

While management believes its mitigation plans alleviate the substantial doubt regarding the Company’s ability to continue as a going concern during the ensuing twelve month period, the Company may not ultimately be able to successfully implement these plans and investors could lose the full value of their investment in the Company’s common stock if bankruptcy protection in ultimately sought.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Joint Ventures:  The consolidated financial statements include the accounts of Global Power Equipment Group, Inc. and its wholly owned subsidiaries. At times, the Company may form joint ventures with unrelated third parties for the execution of a project. For investments in joint ventures not requiring full consolidation, the Company uses the equity method of accounting. The Company does not have any investment in a joint venture in which it is considered to be the primary beneficiary where full consolidation is required.

In 2017, the Company formed a limited liability company (“LLC”) with an unrelated third party for the execution of a nuclear plant construction project. The Company has a 25 percent participation interest in this LLC, with distribution of expected gains and losses being proportionate to its participation interest. Although the LLC holds the construction contract with the client, the services required by the contract are performed by the either the LLC, the Company or the other member of the LLC, or by other subcontractors under subcontracting agreements with the LLC. The Company accounts for its investment in this LLC using the equity method. The Company’s investment in this LLC was $0.2 million as of December 31, 2017 and was included in other long-term assets on the consolidated balance sheet. Accounts receivable related to work performed for the Company’s unconsolidated investment in the LLC, included in accounts receivable, net, on the consolidated balance sheet, was $2.2 million as of December 31, 2017.

All intercompany accounts and transactions have been eliminated in consolidation. Due the classification of Mechanical Solutions and Electrical Solutions as discontinued operations, certain amounts in 2016 have been reclassified to conform to the 2017 presentation.

Discontinued Operations:  During the fourth quarter of 2017, the Company made the decision to exit and sell its Electrical Solutions segment. Additionally, during the third quarter of 2017, the Company made the decision to exit and sell substantially all of the operating assets and liabilities of its Mechanical Solutions segment, which the Company completed in the fourth quarter of 2017. These decisions were made in an effort to reduce the Company’s outstanding term debt. The Company determined that the decision to exit these segments met the definition of a discontinued operation. As a result, these segments, including TOG Manufacturing Company, Inc., which, along with TOG Holdings, Inc., was sold in July 2016, have been presented as discontinued operations for all periods presented. Unless otherwise specified, the financial information presented in the accompanying financial statements and following notes relates to the Company’s continuing operations; it excludes any results of its discontinued operations. Please refer to “Note 4—Changes in Business” for financial information on the Company’s discontinued operations.

Segment and Geographic Information:  The Company determines its reportable segments in accordance with ASC 280—Segment Reporting. The Company’s operating segments engage in business activities from which it may earn revenues and incur expenses and for which discrete information is available. Operating results for the operating segments are regularly reviewed by the Company’s chief operating decision maker to make decisions about resources to be allocated to the segment and to assess performance. Operating segments are aggregated for reporting purposes when the operating segments are identified as similar in accordance with the basic principles and aggregation criteria in the accounting standards. The Company’s reporting segments are based primarily on product lines. The reporting segments have different lines of management responsibility as each business requires different marketing strategies and management expertise. Prior to the Company’s decision to exit and sell its Mechanical Solutions and Electrical Solutions segments, the Company had three

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

reportable segments: Services, Electrical Solutions and Mechanical Solutions. Corporate includes expenses related to the Company’s corporate headquarters and interest expense related to its long-term debt.

The Company uses operating income (loss) to compare and evaluate its financial performance. All of the Company’s revenue for the year ended December 31, 2017 was earned in the U.S. and 96.5% of the Company’s revenue was earned in the U.S. for the year ended December 31, 2016.

Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could vary materially from those estimates.

Revenue Recognition:  The Company enters into a variety of contract structures including cost plus reimbursements, time and material contracts and fixed‑price contracts. The determination of the contract structure is based on the scope of work, complexity and project length, and customer preference of contract terms. Cost-plus and time and material contracts represent the majority of the Company’s contracts. For these contract types, the Company recognizes revenue when services are performed based on an agreed‑upon price for the completed services or based upon the hours incurred and agreed‑upon hourly rates. Some of the Company’s contracts include provisions that adjust contract revenue for safety, schedule or other performance measures. Revenue on fixed-price contracts is recognized under the percentage‑of‑completion method based on cost‑to‑cost input measures. Estimated losses on uncompleted contracts are recognized in the earliest open period in which they first become known. Pre‑contract costs are expensed as incurred.

The percentage‑of‑completion method generally results in the recognition of reasonably consistent profit margins over the life of a contract because management has the ability to produce reasonably dependable estimates of contract billings and contract costs. The Company uses the level of profit margin that is most likely to occur on a contract. If the most likely profit margin cannot be precisely determined, the lowest probable level of profit in the range of estimates is used until the results can be estimated more precisely. The Company’s estimate of the total contract costs to be incurred at any particular time has a significant impact on the revenue recognized for the respective period. Changes in job performance, job conditions, estimated profitability, final contract settlements and resolution of claims may result in revisions to contract revenue and cost, and the effects of such revisions are recognized in the period that the revisions are determined. Under percentage‑of‑completion accounting, management must also make key judgments in areas such as the progress towards completion, estimates of project revenue, costs and margin, estimates of total and remaining project hours and any liquidated damage assessments. Any deviations from estimates could have a significant positive or negative impact on the Company’s results of operations.

The Company may incur costs subject to change orders, whether approved or unapproved by the customer, and/or claims related to certain contracts. The Company determines the probability that such costs will be recovered based upon evidence such as past practices with the customer, specific discussions or preliminary negotiations with the customer or verbal approvals. The Company treats items as a cost of contract performance in the period incurred and defers revenue on unapproved change orders until customer approval is obtained. Please refer to “Note 14—Commitments and Contingencies” for additional information on unapproved change orders.

Cash and Cash Equivalents:  Cash and cash equivalents include cash on hand and on deposit with initial maturities of three months or less. As of December 31, 2017, the operating cash balance of $4.6 million was held in U.S. bank accounts.

Restricted Cash:  Restricted cash as of December 31, 2017 consisted of $9.7 million that served as collateral for letters of credit and company credit card obligations and $1.9 million held in escrow for certain indemnities as claims. As of December 31, 2016, restricted cash consisted of $8.1 million that served as collateral for letters of credit and credit card obligations and $0.7 million held in escrow for certain indemnities and claims.

Accounts Receivable:  Accounts receivable is reported net of allowance for doubtful accounts and discounts. The allowance is based on numerous factors including but not limited to (i) current market conditions, (ii) review of specific customer economics and (iii) other estimates based on the judgment of management. Account balances are charged off against the allowance after all reasonable means of collection have been pursued and the potential for recovery is considered remote. The Company does not generally charge interest on outstanding amounts.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts receivable as of December 31, 2017 and 2016 included amounts related to subcontracts with Westinghouse Electric Company, LLC (“Westinghouse”) for two nuclear power plant projects. On March 29, 2017, Westinghouse filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, Southern District of New York.

The Company was due $8.7 million for pre-petition services rendered to Westinghouse on the two projects. In November 2017, pursuant to agreements with the owners of both projects, the Company received a partial payment of $6.4 million for pre-petition services. As of December 31, 2017, the Company had a $0.2 million reserve against its receivable from Westinghouse, resulting in a net outstanding balance of $2.1 million for pre-petition services. The Company has filed mechanic’s liens in Georgia against the property of the owners of the project for the remainder of the amount due for pre-petition services rendered to Westinghouse.

On July 31, 2017, one of the projects was cancelled by the owner of the project, and the Company demobilized from the site. The Company continues to provide services to the remaining project site at the request of the owner of the project. The amounts for post-petition services have been billed to the owners of the projects and, to the extent not already collected or reserved, are expected to be recoverable.

Property, Plant and Equipment:  Property, plant and equipment are stated at historical cost, less accumulated depreciation. For financial reporting purposes, depreciation is calculated using the straight‑line method over the estimated useful life of the asset. Costs of significant additions, renewals and betterments are capitalized. Maintenance and repairs are expensed when incurred. When an asset is sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the gain or loss on disposition is reflected in general and administrative expenses in the consolidated statements of operations. Depreciation expense related to capital equipment used in production is included in cost of revenue.

Long‑Lived Assets:  Long‑lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If circumstances require a long‑lived asset held for use to be tested for possible impairment, the Company compares the undiscounted cash flows expected to be generated by the asset to the carrying value of the asset. If the carrying value of the asset exceeds expected future cash flows, the excess of the carrying value over the estimated fair value is charged to impairment expense in the consolidated statements of operations. Assets held for sale are reported at the lower of their carrying value, less estimated costs to sell. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third‑party independent appraisals, as considered necessary. The Company groups long‑lived assets by legal entity for purposes of recognition and measurement of an impairment loss as this is the lowest level for which cash flows are independent.

Goodwill and Indefinite-Lived Intangible Assets: Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis, as of October 1, and when events or changes in circumstances indicate the fair value of a reporting unit with goodwill and/or indefinite-lived intangible assets has been reduced below the carrying value of the net assets of the reporting unit in accordance with ASC 350–Intangibles–Goodwill and Other. The Company’s indefinite-lived intangible assets consist of trade names used in its businesses.

The Company’s testing of goodwill for potential impairment involves the comparison of a reporting unit’s carrying value to its estimated fair value, which is determined using the income approache. Similarly, the testing of the Company’s trade names for potential impairment involves the comparison of the carrying value for each trade name to its estimated fair value, which is determined using the relief from royalty method. If the carrying value of goodwill or the trade names is deemed to be unrecoverable, the excess of the carrying value over the estimated fair value is charged to impairment expense in the consolidated statements of operations in the period in which the impairment is determined.

Cost of Revenue:  Cost of revenue primarily includes charges for materials, direct labor and related benefits, freight (inbound and outbound), direct supplies and tools, purchasing and receiving costs, inspection costs and internal transfer costs.

Warranty Costs:  Estimated costs related to warranties are accrued using the specific identification method. Estimated costs are based upon past warranty claims, sales history, the applicable contract terms and the remaining warranty periods. Warranty terms vary by contract but generally provide for a term of two years or less. The Company manages its exposure to warranty claims by having its field service and quality assurance personnel regularly monitor projects and maintain ongoing

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and regular communications with its customers. Historically, warranty claims have not resulted in material costs incurred, and any estimated cost for warranties are included in the individual project cost estimates for purposes of accounting for long-term contracts.

Insurance.  The Company self‑insures a portion of its risk for health benefits and workers’ compensation. The Company maintains insurance coverage for other business risks including general liability insurance. The Company accrues for incurred but not reported claims by utilizing lag studies.

Shipping and Handling Costs:  The Company accounts for shipping and handling costs in accordance with Accounting Standards Codification (“ASC”) 605‑45—Principal Agent Considerations. Amounts billed to customers in sale transactions related to shipping and handling costs are recorded as revenue. Shipping and handling costs incurred are included in cost of revenue in the consolidated statements of operations.

Advertising Costs:  The Company accounts for advertising costs in accordance with ASC 720‑35—Advertising Costs. Generally, advertising costs are immaterial and are expensed as incurred and are included in selling and marketing expense in the consolidated statements of operations.

Stock‑Based Compensation Expense:  The Company measures and recognizes stock‑based compensation expense based on the estimated fair value of the stock award on the date of grant. Vesting of stock awards is based on certain service, performance and market conditions or service only conditions over a one to four year period. For all awards with graded vesting, other than awards with performance‑based vesting conditions, the Company records compensation expense for the entire award on a straight‑line basis over the requisite service period. For graded‑vesting awards with performance‑based vesting conditions, total compensation expense is recognized over the requisite service period for each separately vesting tranche of the award as if the award is, in substance, multiple awards once performance criteria are set. For market-based awards that cliff vest, total compensation expense is recorded on a straight-line basis over the requisite performance period. The Company recognizes stock‑based compensation expense related to performance-based and market-based awards based upon its determination of the potential likelihood of achievement of the specified performance conditions at each reporting date. Stock‑based compensation expense is primarily included in general and administrative expenses in the consolidated statements of operations.

Income Taxes:  The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company measures deferred tax assets and liabilities using enacted tax rates expected to be applied to taxable income in the years in which those differences are expected to be recovered or settled.

Under ASC 740—Income Taxes, the FASB requires companies to assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available positive and negative evidence, using a “more likely than not” standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company’s current or previous operating history are given more weight than its future outlook, although the Company does consider future taxable income projections, ongoing tax planning strategies and the limitation on the use of carryforward losses in determining valuation allowance needs. The Company establishes valuation allowances for its deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company recognizes the tax benefit from uncertain tax positions only if it is more likely than not to be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The Company believes that its benefits and accruals recognized are appropriate for all open audit years based on its assessment of many factors including past experience and interpretation of tax law. This assessment relies on estimates and assumptions and may involve a series of complex judgments about future events. To the extent that the final tax outcome of these matters is determined to be different than the amounts recorded, those differences will impact income tax expense in the period in which the determination is made.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Comprehensive (Loss) Income:  The Company reports cumulative foreign currency translation adjustments as a component of accumulated other comprehensive (loss) income. The Company reclassified $6.6 million of translation (gain) loss related to the sale of foreign subsidiaries out of accumulated other comprehensive income and is included in loss from discontinued operations before income tax expense (benefit) in the consolidated statement of operations for the year ended December 31, 2017. No such reclassifications out of accumulated other comprehensive income were made in 2016.

Adoption of New Accounting Pronouncements:

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

In November 2016, the FASB issued ASU 2016-18, “Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” ASU 2016-18 requires an entity to include in its cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. ASU 2016-18 is effective for interim and annual reporting periods beginning after December 15, 2017. The Company does not expect the adoption of ASU 2016-18 to have a material impact on its financial position or results of operations. The Company is currently evaluating the impact adoption will have on its statement of cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases.” The primary difference between the current requirement under GAAP and ASU 2016-02 is the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases. ASU 2016-02 requires that a lessee recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes,

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the FASB retained a dual model, requiring leases to be classified as either operating or finance. Operating leases will result in straight-line expense (similar to current operating leases), while finance leases will result in a front-loaded expense pattern (similar to current capital leases). Classification will be based on criteria that are largely similar to those applied in current lease accounting. ASU 2016-02 is effective for annual and interim periods beginning after December 15, 2018, and early adoption is permitted. ASU 2016-02 must be adopted using a modified retrospective transition, and provides for certain practical expedients. The Company has not determined the potential impact of the adoption of ASU 2016-02 on its financial position, results of operations and cash flows.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which provides new guidance for revenue recognized from contracts with customers and will replace the existing revenue recognition guidance. ASU 2014-09 requires that revenue be recognized at an amount the company is entitled to upon transferring control of goods or services to customers, as opposed to when risks and rewards transfer to a customer. In July 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 by one year, making it effective for the interim reporting periods within the annual reporting period beginning after December 15, 2017. This standard may be applied on a retrospective basis to all prior periods presented or on a modified retrospective basis with a cumulative adjustment to retained earnings in the year of adoption. The Company will adopt the new standard using the modified retrospective method. The Company is still evaluating the impact of adoption and it is working with a third-party consulting firm to develop the necessary processes and procedures to accumulate and summarize the required disclosure data.

The FASB has issued several additional ASUs to provide implementation guidance on ASU 2014-09, including ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” issued in March 2016 and ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” issued in April 2016. The Company considered this guidance in evaluating the impact of ASU 2014-09.

NOTE 4—CHANGES IN BUSINESS

Discontinued Operations

During the fourth quarter of 2017, the Company made the decision to exit and sell its Electrical Solutions segment in an effort to reduce the Company’s outstanding term debt. The Company determined that the decision to exit this segment met the definition of a discontinued operation. As a result, this segment has been presented as a discontinued operation for all periods presented. As a result of the Company’s decision to sell the Electrical Solutions segment, the Company performed an impairment analysis on this segment’s finite- and indefinite-lived intangible assets (customer relationships and trade names, respectively) and determined that their carrying value exceeded their fair value. As a result, in the fourth quarter of 2017, the Company recorded an impairment charge of $9.7 million related to these intangible assets. The impairment charge was included in loss from discontinued operations before income tax expense (benefit) in the consolidated statement of operations for the year ended December 31, 2017. After the impairment charge, the fair value of this segment’s intangible assets was zero at December 31, 2017. Determining fair value is judgmental in nature and requires the use of significant estimates and assumptions, considered to be Level 3 inputs. There were no other non-recurring fair value remeasurements related to the Electrical Solutions segment during the year ended December 31, 2017.

During the third quarter of 2017, the Company made the decision to exit and sell substantially all of the operating assets and liabilities of its Mechanical Solutions segment in an effort to reduce the Company’s outstanding term debt. The Company determined that the decision to exit this segment met the definition of a discontinued operation. As a result, this segment, including TOG Manufacturing Company, Inc., which, along with TOG Holdings, Inc., was sold in July 2016, has been presented as a discontinued operation for all periods presented. The Mechanical Solutions and the Electrical Solutions segments were the only components of the business that qualified for discontinued operations for all periods presented.

On October 11, 2017, the Company sold substantially all of the operating assets and liabilities of its Mechanical Solutions segment for $43.0 million and used a portion of the $40.9 million net proceeds to pay down $34.0 million of the Company’s outstanding debt and related fees, including full repayment of the First-Out Loan. Additionally, on October 31, 2017, the Company completed the sale of its manufacturing facility in Mexico and auctioned the remaining production equipment and other assets for net proceeds of $3.6 million, of which $1.9 million was used to reduce the principal amount of

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Initial Centre Lane Facility. The remainder was used to fund working capital requirements. The Company recorded a total gain of $6.3 million related to these sales, which was included in loss from discontinued operations before income tax expense (benefit) in the consolidated statement of operations for the year ended December 31, 2017.

The asset and liability excluded from the sale of the Mechanical Solutions segment included the Company’s office building located in Heerlen, Netherlands as well as its liability for uncertain tax positions. This asset and liability was included in current assets of discontinued operations and long-term liabilities of discontinued operations, respectively, in the December 31, 2017 consolidated balance sheet. At the time the Heerlen office building met the “asset held for sale” criteria, its carrying value was $0.5 million; however, the Company subsequently determined that the building’s carrying value exceeded its fair value and, consequently, it recorded an impairment charge of $0.2 million during the fourth quarter of 2017. The impairment charge was included in loss from discontinued operations before income tax expense (benefit) in the consolidated statement of operations for the year ended December 31, 2017. After the impairment charge, the fair value of the Heerlen building was $0.3 million at December 31, 2017. Determining fair value is judgmental in nature and requires the use of significant estimates and assumptions, considered to be Level 3 inputs. There were no other non-recurring fair value remeasurements related to the Mechanical Solutions segment during the year ended December 31, 2017.

On March 21, 2018, the Company closed on the sale of its office building in Heerlen, Netherlands for $0.3 million, resulting in an immaterial gain on sale. As discussed above, the Heerlen office was previously included in the Mechanical Solutions segment and, therefore, the carrying value of the building was included in current assets of discontinued operations in the December 31, 2017 consolidated balance sheet. The immaterial gain on sale will be reflected in loss from discontinued operations before income tax expense (benefit) in the Company’s consolidated statement of earnings for the three months ended March 31, 2018.

In connection with the sale of its Mechanical Solutions segment, the Company entered into a transition services agreement with the purchaser to provide certain accounting and administrative services for an initial period of nine months. As of December 31, 2017, the Company provided $0.2 million in services for the purchaser, which was included in general and administrative expenses from continuing operations in the consolidated statement of operations.

On July 29, 2016, the Company sold the stock of its wholly owned subsidiary TOG Holdings, Inc. (“TOG”) for $6.0 million in cash which, after deductions of (i) an escrow withholding of $0.8 million and (ii) selling expenses of $0.4 million, resulted in net proceeds of $4.8 million. The Company sold TOG as part of its liquidity efforts and used the net proceeds to reduce indebtedness. The funds held in escrow will be used to satisfy any properly supported indemnification claims, and any funds remaining in escrow 18 months after the closing will be released to the Company subject to any pending indemnification claims. In January 2018, $0.7 million was released from escrow and the remaining $0.1 million was used for final working capital adjustments. In addition, as a result of the sale, the Company no longer has liability associated with TOG’s leased property. In connection with the Company’s sale of TOG, it recorded a loss of $0.5 million which was included in loss from discontinued operations before income tax expense (benefit) in the consolidated statement of operations for the year ended December 31, 2016 as it was previously included in the Mechanical Solutions segment.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents a reconciliation of the carrying amounts of major classes of assets and liabilities of Mechanical Solutions and Electrical Solutions:

	December 31,
(in thousands)	2017	2016
Assets:
Accounts receivable	$12,296	$37,274
Inventories, net	178	3,927
Cost and estimated earnings in excess of billings	11,325	34,628
Other current assets	493	3,218
Property, plant and equipment, net	3,630	—
Current assets of discontinued operations	27,922	79,047
Property, plant and equipment, net	—	9,536
Goodwill and other intangible assets	—	13,357
Other long-term assets	—	978
Long-term assets of discontinued operations	—	23,871
Total assets of discontinued operations*	$27,922	$102,918

Liabilities:
Accounts payable	$7,004	$9,438
Accrued compensation and benefits	1,191	3,159
Billings in excess of costs and estimated earnings	948	1,011
Accrued warranties	1,166	5,806
Other current liabilities	18,493	21,778
Other long-term liabilities	—	—
Current liabilities of discontinued operations	28,802	41,192
Other long-term liabilities	—	2,520
Liability for uncertain tax positions	3,110	3,177
Long-term liabilities of discontinued operations	3,110	5,697
Total liabilities of discontinued operations	$31,912	$46,889

* The total assets of discontinued operations were classified as current on the December 31, 2017 consolidated balance sheet because it is probable that the sale will occur and proceeds will be collected within one year.

The following table presents a reconciliation of the major classes of line items constituting the loss from discontinued operations. In accordance with GAAP, the amounts in the table below do not include an allocation of corporate overhead.

	Year Ended December 31,
(in thousands)	2017	2016
Revenue
Electrical Solutions	$52,942	$75,559
Mechanical Solutions	52,461	112,022
Total revenue	105,403	187,581
Cost of revenue
Electrical Solutions	66,232	73,309
Mechanical Solutions	42,811	96,515
Total cost of revenue	109,043	169,824

Selling and marketing expenses	4,035	6,644
General and administrative expenses	14,314	17,373
Impairment expense - Electrical Solutions	9,709	—
Gain on disposal - Mechanical Solutions	(6,332)	—
Other	(48)	219
Loss from discontinued operations before income taxes	(25,318)	(6,479)
Income tax expense (benefit)	1,186	295
Loss from discontinued operations	$(26,504)	$(6,774)

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Disposition of Hetsco

In June 2016, the Company engaged a financial advisor to assist with the sale of its wholly owned subsidiary, Hetsco, Inc. (“Hetsco”) in order to pay down debt. Hetsco was previously included in the Services segment. In connection with the Company’s decision to sell Hetsco, the net assets were adjusted to estimated fair value less estimated selling expenses which resulted in a write-down of $8.3 million in 2016. In the first quarter of 2017, the Company recorded an adjustment, which reduced the loss by $0.2 million. The assets and liabilities of Hetsco were reclassified to “assets held for sale-Hetsco” and “liabilities related to assets held for sale-Hetsco,” respectively, in the Company’s December 31, 2016 consolidated balance sheet.

On January 13, 2017 the Company sold the stock of Hetsco for $23.2 million in cash, inclusive of working capital adjustments. After transaction costs and an escrow withholding of $1.5 million, the net proceeds of $20.2 million were used to reduce debt.

The significant assets and liabilities of Hetsco as of December 31, 2016 were as follows:

(In thousands)	December 31, 2016
Accounts receivable	$4,739
Other assets	642
Property and equipment	1,230
Goodwill and other intangible assets	16,221
Assets held for sale-Hetsco	$22,832

Accounts payable	$355
Accrued liabilities	796
Liabilities related to assets held for sale-Hetsco	$1,151

A summary of Hetsco’s income (loss) before income taxes for the years ended December 31, 2017 and 2016 was as follows:

	Year Ended December 31,
(In thousands)	2017	2016
Income (loss) before income taxes	$489	$(7,713)

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

The Company’s property, plant and equipment balances, by significant asset category, were as follows:

	Estimated	December 31,
($ in thousands)	Useful Lives	2017	2016
Buildings and improvements	5 - 39 years	$582	$607
Machinery and equipment	3 - 12 years	3,969	3,921
Furniture and fixtures	2 - 10 years	9,236	6,400
Construction-in-progress	—	442	495
		14,229	11,423
Less accumulated depreciation		(12,517)	(8,364)
Property, plant and equipment, net		$1,712	$3,059

Construction‑in‑progress primarily included building improvements and machinery and equipment as of December 31, 2017 and 2016. Depreciation expense was $1.7 million for each of the years ended December 31, 2017 and 2016, respectively. No impairment charges were recognized for the years ended December 31, 2017 and 2016.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

The following table details the changes in the carrying amount of goodwill:

(in thousands)
Balance as of January 1, 2016	$47,587
Goodwill reclassified to assets held for sale	(12,187)
Balance as of December 31, 2016	35,400
Adjustments	—
Balance as of December 31, 2017	$35,400

The Company determines the fair value of its reporting unit using the income approach. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The Company uses its internal forecasts to estimate future cash flows and includes an estimate of long-term future growth rates based on its most recent views of the long-term outlook for the reporting unit, which falls within Level 3 of the fair value hierarchy.

As of both December 31, 2017 and 2016, the Company had $12.5 million of unamortizable indefinite-lived intangible assets related to its Williams Industrial Services Group trade names. The Company did not incur any amortization expense for the year ended December 31, 2017. The Company incurred amortization expense of $1.1 million for the year ended December 31, 2016 related to Hetsco’s finite-lived intangible assets. The Company determines the fair value of its trade names using the relief from royalty method. Under that method, the fair value of each trade name is determined by calculating the present value of the after tax cost savings associated with owning the assets and therefore not having to pay royalties for its use for the remainder of its estimated useful life. As a result of the Company’s annual indefinite-lived intangible asset impairment analysis as of October 1, 2017 and 2016, it determined the fair value of its trade names exceeded their book value; therefore, no impairment charge was recorded for the years ended December 31, 2017 and 2016.

As a result of the Company’s annual goodwill impairment analysis as of October 1, 2017 and 2016, it determined that the fair value of its reporting unit exceeded its book value, and accordingly, no impairment charge was necessary for the years ended December 31, 2017 and 2016.

As of December 31, 2017, the Company’s accumulated impairment charges on its goodwill and indefinite-lived intangible assets were $4.2 million, all of which were recognized in the year ended December 31, 2015. The Company did not incur any impairment charges related to its goodwill and indefinite-lived intangible assets prior to 2015.

Estimating the fair value of reporting units and trade names requires the use of estimates and significant judgments that are based on a number of factors including current and historical actual operating results, balance sheet carrying values, the Company’s most recent forecasts, and other relevant quantitative and qualitative information. If current or expected conditions deteriorate, it is reasonably possible that the judgments and estimates described above could change in future periods and result in impairment charges.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—FINANCIAL INSTRUMENTS

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

The Company’s financial instruments as of December 31, 2017 and 2016 consisted primarily of cash and cash equivalents, restricted cash, receivables, payables and debt instruments. The carrying values of these financial instruments approximate their respective fair values, as they are either short-term in nature or carry interest rates that are periodically adjusted to market rates. The foreign currency forward exchange contracts previously disclosed in the Company’s 2016 Report were held by its discontinued operations.

NOTE 8—INCOME TAXES

Loss before income taxes was as follows:

	Year Ended December 31,
(in thousands)	2017	2016
Domestic	$(35,993)	$(34,942)
Foreign	(393)	(490)
Loss from continuing operations	(36,386)	(35,432)
Loss from discontinued operations	(25,318)	(6,479)
Loss before income tax expense (benefit)	$(61,704)	$(41,911)

The following table summarizes the income tax expense (benefit) by jurisdiction:

	Year Ended December 31,
(in thousands)	2017	2016
Current:
Federal	$—	$—
State	(1)	33
Foreign	404	1,153
Total current	403	1,186
Deferred:
Federal	(7,369)	904
State	110	110
Foreign	1,675	(498)
Total deferred	(5,584)	516
Income tax expense (benefit)	$(5,181)	$1,702

Income tax expense (benefit) was allocated between continuing operations and discontinued operations as follows:

	Year Ended December 31,
(in thousands)	2017	2016
Continuing operations	$(6,367)	$1,407
Discontinued operations	1,186	295
Income tax expense (benefit)	(5,181)	1,702

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effective Tax Rate Reconciliation

The amount of the income tax provision for continuing operations during the years ended December 31, 2017 and 2016 differs from the statutory federal income tax rate of 35% as follows:

	Year Ended December 31,
	2017		2016
(in thousands)	Amount	Percent	Amount	Percent
Tax expense (benefit) computed at the maximum U.S. statutory rate	$(12,735)	35.0%	$(12,401)	35.0%
Difference resulting from state income taxes, net of federal income tax benefits	(772)	2.1%	(1,392)	3.9%
Foreign tax rate differences	138	(0.4)%	171	(0.5)%
Deferred tax impacts of the Tax Act	(5,430)	14.9%	—	—%
Non-deductible business disposition costs	4,266	(11.7)%	—	—%
Non-deductible expenses, other	236	(0.6)%	214	(0.6)%
Transition tax from Tax Act inclusion	2,587	(7.1)%	—	—%
Change in net operating loss carryforward	889	(2.4)%	2	—%
Change in valuation allowance	7,165	(19.7)%	14,842	(41.9)%
Change in accrual for uncertain tax positions	(31)	0.1%	(52)	0.1%
Change in foreign tax credits	(74)	0.2%	50	(0.1)%
Stock-based compensation (ASU 2016-09)	(2,588)	7.1%	—	—%
Other, net	(18)	0.0%	(27)	0.1%
Total tax expense (benefit)	$(6,367)	17.5%	$1,407	(4.0)%

Deferred Taxes

The significant components of deferred income tax assets and liabilities for continuing operations consisted of the following:

	December 31,
(in thousands)	2017	2016
Assets:
Cost in excess of identifiable net assets of business acquired	$7,534	$6,313
Reserves and other accruals	5,555	7,591
Tax credit carryforwards	12,564	11,926
Accrued compensation and benefits	2,509	3,782
State net operating loss carryforwards	8,937	6,147
Federal net operating loss carryforwards	38,990	50,697
Gain/loss on assets held for sale	1,393	3,150
Other	—	349
	77,482	89,955
Liabilities:
Undistributed foreign earnings	—	(2,624)
Indefinite life intangibles	(10,075)	(17,321)
Property and equipment	(262)	(43)
Other	(720)	—
Net deferred tax assets	66,425	69,967
Valuation allowance for net deferred tax assets	(76,346)	(86,158)
Net deferred tax liability after valuation allowance	$(9,921)	$(16,191)

Tax Cuts and Jobs Acts of 2017

On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. federal corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31,

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2017. The Company calculated its best estimate of the impact of the Tax Act as of December 31, 2017 in accordance with guidance available as of the date of this filing.

On December 22, 2017, SAB 118 was issued to address the application of generally accepted accounting principles in the United States, or GAAP, in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. As described below, the Company has made a provisional estimate of significant items including the effects on its existing deferred tax balances and the one-time transition tax. The ultimate impact of the Tax Act may differ from these estimates, possibly materially, due to changes in interpretations and assumptions, and guidance that may be issued and actions the Company may take in response to the Tax Act. The U.S. Tax Act is highly complex and the Company will continue to assess the impact of certain aspects of the Tax Act. Any subsequent adjustment to these amounts will be recorded as an adjustment to tax expense from continuing operations in the period that amounts are determined.

The Tax Act reduces the federal statutory corporate tax rate from 35% to 21% for the Company’s tax years beginning in 2018, which resulted in the re-measurement of the federal portion of the Company’s deferred tax assets and liabilities and related valuation allowances as of December 31, 2017 from 35% to the new 21% tax rate. As of December 31, 2017 and 2016, the Company has a net deferred tax liability related to its continuing operations of $9.9 million and $16.2 million, respectively. The net deferred tax liabilities for the years ended December 31, 2017 and 2016 predominantly related to indefinite-lived intangibles deferred tax liabilities that cannot be used to offset deferred tax assets subject to valuation allowances. A net reduction in valuation allowances related to continuing operations of $9.8 million as of December 31, 2017 resulted primarily from the re-measurement of the deferred tax assets and liabilities in compliance with the Tax Act, and an additional $16.9 million was recorded against the gross deferred tax asset balances as of December 31, 2016.

The Company has recorded a provisional liability of the Transition Tax of $2.6 million based on analysis of the amount of post-1986 earnings and profits (“E&P”) of its foreign subsidiaries. However, additional regulatory guidance and technical clarifications from the U.S. Department of the Treasury and Internal Revenue Service within the next 12 months could change the Company’s provisional estimate of the transitional tax. Furthermore, the Company has recorded an income benefit of $5.4 million related to the re-measurement of its U.S. net deferred tax liabilities.

As of December 31, 2017, the Company would need to generate $246.6 million of future U.S. pre-tax income to realize its deferred tax assets.

As a result of the adoption of ASU 2016-09, the Company recognized $2.6 million of excess tax benefits related to restricted stock awards and were included in income tax benefit in the consolidated statement of operations for the year ended December 31, 2017.

Net Operating Losses and Tax Credit Carryforwards

As of December 31, 2017, the Company has $184.4 million of federal net operating loss (“NOL”) carryforwards expiring between 2026 and 2037. The Company has state NOL carryforwards of $232.7 million expiring between 2018 and 2037. The Company has $5.2 million of foreign NOL carryforwards that will expire in 2027. The Company has $10.2 million in foreign tax credit carryforwards expiring between 2018 and 2026.

Under the Internal Revenue Code, the amount of and the benefits from NOL and tax credit carryforwards may be limited or permanently impaired in certain circumstances. In addition, under the Tax Act, the amount of post 2017 NOLs that the Company is permitted to deduct in any taxable year is limited to 80% of its taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. The Tax Act also generally eliminates the ability to carry back any NOL to prior taxable years, while allowing post 2017 unused NOLs to be carried forward indefinitely.

Valuation Allowances

The Company reviews, at least annually, the components of its deferred tax assets. This review is to ascertain that, based upon all of the information available at the time of the preparation of the financial statements, it is more likely than not, that the Company expects to utilize these deferred tax assets in the future. If the Company determines that is more likely than not that these deferred tax assets will not be utilized, a valuation allowance is recorded, reducing the deferred tax asset to the

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amount expected to be realized. Many factors are considered in the determination that the deferred tax assets are more likely than not will be realized, including recent cumulative earnings, expectations regarding future taxable income, length of carryforward periods, and other relevant quantitative and qualitative factors. The recoverability of the deferred tax assets is determined by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings, and tax planning strategies.

As of December 31, 2017, the Company determined that, with the pre-tax losses generated by its U.S. and foreign business operations, specifically the pre-tax losses generated in 2017 and the preceding two years, the weight of the objective and verifiable negative evidence clearly indicated that a valuation allowance against all of the Company’s U.S. and foreign deferred tax assets was necessary. As of December 31, 2017 and 2016, the Company had a full valuation allowance against all U.S. and foreign deferred tax assets.

As of December 31, 2017 and 2016, the Company continues to have valuation allowances for deferred tax assets related to its continuing operations in the amount of $76.3 million and $86.2 million, respectively.

Unremitted Earnings

The Company’s foreign subsidiaries generate earnings that are not subject to U.S. income taxes so long as they are permanently reinvested in its operations outside of the U.S. Pursuant to ASC Topic No. 740-30, undistributed earnings of foreign subsidiaries that are no longer permanently reinvested would become subject to deferred income taxes. Prior to fiscal year 2015, the Company asserted that the undistributed earnings of its foreign subsidiaries were permanently reinvested.

As a result of the withdrawal of the permanent reinvestment assertion of the Company’s foreign earnings from its Netherlands-based operations, the Company provided for U.S. income taxes on an additional $2.0 million of earnings generated by its Netherlands-based operations in fiscal 2016, resulting in the recognition of an incremental deferred tax liability of $0.3 million in fiscal 2016.

As a result of the sale of the Company’s Mechanical Solutions segment in the fourth quarter of 2017, the Company no longer needs to recognize a deferred tax liability as a result of withdrawal of the permanent reinvestment assertion on the earnings generated by its Netherlands-based foreign subsidiaries as of December 31, 2017. Therefore, a corresponding reduction of the deferred tax liability of $2.6 million associated with $16.3 million of undistributed foreign earnings from the Netherlands-based operations that were sold in the fourth quarter of 2017 was recognized in the fourth quarter of 2017.

As of December 31, 2017, the Company calculated a provisional estimate of $2.6 million related to the one-time transition tax on mandatory deemed repatriation of foreign earnings of $16.7 million.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
(in thousands)	2017	2016
Unrecognized tax benefits at January 1	$4,150	$4,515
Change in unrecognized tax benefits taken during a prior period	(687)	—
Change in unrecognized tax benefits during the current period	—	245
Reductions to unrecognized tax benefits from lapse of statutes of limitations	(135)	(610)
Unrecognized tax benefits at December 31	$3,328	$4,150

Unrecognized tax benefits from discontinued operations at December 31	$1,427	$1,497
Unrecognized tax benefits from continuing operations at December 31	1,901	2,653
	$3,328	$4,150

As of December 31, 2017 the Company provided for a liability of $3.3 million for unrecognized tax benefits related to various federal, foreign and state income tax matters, which was included in long-term deferred tax liabilities and other long-term liabilities on the consolidated balance sheets, compared with a liability of $4.2 million for unrecognized tax benefits as of

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2016. The Company has elected to classify interest and penalties related to uncertain income tax positions in income tax expense. As of both December 31, 2017 and 2016, the Company accrued $2.0 million for potential payment of interest and penalties.

As of both December 31, 2017 and 2016, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.5 million. In 2018, the Company anticipates it will release less than $0.7 million of accruals of uncertain tax positions as the statute of limitations related to these liabilities will lapse in 2018.

The Company files a consolidated U.S. federal income tax return. Currently, the Company is not under examination for income tax purposes by any taxing jurisdiction. A presentation of open tax years by jurisdiction is as follows:

Tax Jurisdiction	Examination in Progress	Open Tax Years for Examination
United States	None	2006 to Present
Mexico	None	2012 to Present
China	None	2009 to Present
The Netherlands	None	2014 to Present

NOTE 9—UNCOMPLETED CONTRACTS

The Company enters into contracts that allow for periodic billings over the contract term. At any point in time, each project under construction could have either costs and estimated earnings in excess of billings or billings in excess of costs and estimated earnings.

	December 31,
(in thousands)	2017	2016
Costs incurred on uncompleted contracts	$164,076	$184,671
Earnings recognized on uncompleted contracts	17,304	24,041
Total	181,380	208,712
Less—billings to date	(176,942)	(196,387)
Net	$4,438	$12,325
Costs and estimated earnings in excess of billings	$11,487	$18,068
Billings in excess of costs and estimated earnings	(7,049)	(5,743)
Net	$4,438	$12,325

NOTE 10—DEBT

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

As a result of the refinancing, there were no amounts outstanding under the Revolving Credit Facility as of December 31, 2017. As of December 31, 2016, the Company had $45.3 million of revolving credit loans outstanding under the Revolving Credit Facility, and it was not in compliance with the financial and certain other covenants. As a result of the Company’s non-compliance under the Revolving Credit Facility, on a number of occasions in 2016 and 2017, prior to refinancing the Revolving Credit Facility, the Company entered into amendments and limited waivers with its lenders, which were in effect until the Company refinanced the outstanding debt balance on the Revolving Credit Facility in June 2017.

Centre Lane Term Facility:  In June 2017, funds affiliated with Centre Lane purchased and assumed the outstanding debt from the Company’s then-existing lenders under the Revolving Credit facility. The Company replaced the Revolving Credit Facility with a 4.5-year senior secured term loan facility with an affiliate of Centre Lane as Administrative Agent and Collateral Agent, and the other lenders from time to time party thereto. The Centre Lane Facility is governed by the terms of the Senior Security Credit Agreement, dated June 16, 2017, as amended by the First Centre Lane Amendment, dated August

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17, 2017, the Limited Waiver and Second Amendment, dated October 11, 2017, the Second Limited Waiver and Third Amendment, dated January 9, 2018, the Third Limited Waiver, dated March 30, 2018, and the Fourth Amendment, dated April 13, 2018. While not a party to the Centre Lane Facility, entities associated with Wynnefield Capital, Inc., the Company’s largest equity investor, funded $6.0 million of the Centre Lane Facility. After payment of the Revolving Credit Facility and fees associated with both the Initial Centre Lane Facility and the First Centre Lane Amendment, net cash proceeds were $15.3 million.

The Initial Centre Lane Facility provided for an initial loan in an aggregate principal amount of $45.0 million, and the First Centre Lane Amendment provided for the First-Out Loan for an additional aggregate principal amount of $10.0 million. The Initial Centre Lane Facility has a maturity date of December 16, 2021. However, the Fourth Amendment imposed a mandatory prepayment of all obligations then outstanding under the Centre Lane Facility on May 31, 2019. Had the First-Out Loan not been paid in full as a result of the sale of Mechanical Solutions in October 2017, described below, it would have matured on September 30, 2018.

The Initial Centre Lane Facility requires payment of an annual administration fee of $25,000 and an upfront fee equal to 7% of the aggregate commitments provided under the Centre Lane Facility. The upfront fee bears interest at a rate of LIBOR plus 19% annual PIK interest. The upfront fee is payable upon the earlier of maturity or the occurrence of certain events, including significant debt prepayments or asset sales that may occur prior to maturity. In addition to those fees, the First Centre Lane Amendment also requires the Company to pay an upfront fee equal to 7% of the First-Out Loan commitments, which bears interest at the same rate as the initial upfront fee, and an exit fee equal to 7% of the aggregate outstanding principal amount of the First-Out Loan commitments, which is payable upon the maturity date of the First-Out Loan.

Borrowings under the Centre Lane Facility bear interest at LIBOR plus the sum of 9% per year, payable in cash, plus 10% PIK interest. Cash interest is payable monthly, and the PIK interest accrues to and increases the principal balance on a monthly basis.

On October 11, 2017, the Company sold substantially all of the operating assets and liabilities of its Mechanical Solutions segment and used a portion of the proceeds to pay down $34.0 million of the Company’s outstanding debt, including full repayment of the First-Out Loan and its related fees as well as the upfront fee on the Initial Centre Lane Facility. This payment satisfied the $25.0 million prepayment criteria necessary to avoid a PIK rate increase to 15% on January 1, 2018. Additionally, on October 31, 2017, the Company completed the sale of its manufacturing facility in Mexico and auctioned the remaining production equipment and other assets for net proceeds of $3.6 million, of which $1.9 million was used to reduce the principal amount of the Initial Centre Lane Facility. The remainder was used to fund working capital requirements.

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

The Centre Lane Facility also requires the Company to regularly provide financial information to the Lenders, and, beginning on September 30, 2019, to maintain certain total leverage and fixed charge coverage ratios. The Company’s capital expenditures are also limited.

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

Upon a default under the Centre Lane Facility, the Company’s senior secured lenders would have the right to accelerate the then-outstanding amounts under such facility and to exercise their rights and remedies to collect such amounts, which would include foreclosing on collateral constituting substantially all of the Company’s assets and those of its subsidiaries. During the third quarter of 2017, the Company made the decision to exit and sell substantially all of the operating assets and liabilities of its Mechanical Solutions segment in an effort to reduce the Company’s outstanding term debt. As an initial step in this plan, the Company filed a certificate of dissolution and dissolved its wholly owned inactive subsidiary, Braden Construction Services, Inc., on September 5, 2017. As a result of this dissolution, the Company was in violation of one of its covenants under the Center Lane Facility as of December 31, 2017. On January 9, 2018, the Company entered into a second limited waiver and third amendment to the Centre Lane Facility, which waived the event of default caused by the dissolution and extended the first required date for the Company to satisfy the total leverage and fixed charge coverage ratios to March 31, 2019.

On March 30, 2018, the Company entered into a Third Limited Waiver to the Centre Lane Facility, which extended the delivery date of this Form 10-K and the time period for the required payment of the $0.3 million net cash proceeds from the sale of the office building in Heerlen, Netherlands, which was sold in March 2018, until May 31, 2018.

On April 13, 2018, the Company entered into a Fourth Amendment to the Centre Lane Facility, which:

•	Extended the first required date for the Company to satisfy the total leverage and fixed charge coverage ratios to September 30, 2019.
•

Waived the requirement under the Centre Lane Facility to prepay $3.7 million of future extraordinary cash receipts and any event of default that would otherwise result from failure to pay such amounts (including the $0.3 million net cash proceeds from the sale of the Heerlen office building).

•	Provided a $3.0 million Incremental Loan Commitment which can be drawn upon in minimum increments of $1.0 million, which, if utilized, bears interest at the greater of LIBOR plus 19% or 50%.
•	Assessed a 1% unused line fee on the Incremental Loan Commitment.
•	Required a payment of a $0.5 million exit fee, due and payable on May 31, 2019.
•

Required a mandatory prepayment of all the obligations due and payable under the Centre Lane Facility on the earlier of (i) May 31, 2019, (ii) the date Williams Industrial Services, LLC and its subsidiaries are sold and (iii) the date of acceleration of the loans pursuant to an additional event of default.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company’s long-term debt with Centre Lane:

(in thousands)	As of December 31, 2017
Term loan, due 2021	$25,189
Unamortized deferred financing costs	(885)
Long-term debt, net	$24,304

The Company’s effective rate on its outstanding debt was 20.3% as of December 31, 2017.

European Credit Facility:  On June 13, 2008, Braden Europe B.V., Global Power Professional Services Netherlands B.V. and Global Power Netherlands B.V. (collectively, “Global Power Netherlands”) entered into a EUR 14,000,000 Credit Facility with an overdraft facility of EUR 1,000,000 and a contingent liability facility of EUR 13,000,000, under which letters of credit could be issued (as continued, amended or supplemented from time to time, the “ABN AMRO Credit Facility”) with ABN AMRO Bank N.V. The ABN AMRO Credit Facility automatically renewed each year on the same terms and conditions, so long as certain financial conditions were satisfied. In connection with the sale of substantially all of the operating assets and liabilities of the Company’s Mechanical Solutions segment on October 11, 2017, which included Global Power Netherlands, the purchaser assumed the ABN AMRO Credit Facility.

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

As of December 31, 2017, the Company had $9.0 million outstanding standby letters of credit that were originally issued under the Revolving Credit Facility, and there were no amounts drawn upon these letters of credit. As of December 31, 2016, the Company’s outstanding standby letters of credit issued under the Revolving Credit Facility were $11.8 million. As of December 31, 2017 and 2016, the Company provided cash collateral of $9.5 and $7.9 million, respectively, for letters of credit with expiry dates beyond the Revolving Credit Facility’s original maturity date. In addition, as of December 31, 2017 and 2016, the Company had outstanding surety bonds on projects of $32.5 million and $32.7 million, respectively. The Centre Lane Facility does not provide for letters of credit; therefore, the Company is currently unable to obtain new letters of credit.

Deferred Financing Costs:  Deferred financing costs are amortized over the terms of the related debt facilities using the effective yield method. For the years ended December 31, 2017 and 2016, the Company incurred less than $0.1 million and $0.2 million, respectively, of interest expense associated with the amortization of deferred financing costs on the Revolving Credit Facility. Total interest expense associated with the amortization of deferred financing costs on the Centre Lane Facility was $5.6 million for the year ended December 31, 2017.

As of December 31, 2017, the Company did not have any unamortized deferred financing costs related to the Revolving Credit Facility. The Company had unamortized deferred financing costs of $0.9 million related to the Centre Lane Facility, which were included in long-term debt, net on the December 31, 2017 consolidated balance sheet. As of December 31, 2016, the Company had unamortized deferred financing costs of less than $0.1 million related to the Revolving Credit Facility, which were included in other long-term assets on the December 31, 2016 consolidated balance sheet.

NOTE 11—EARNINGS PER SHARE

As of December 31, 2017, the Company’s 17,946,386 shares outstanding included certain shares totaling 15,279 of contingently issued but unvested restricted stock. As of December 31, 2016, the Company’s 17,485,941 shares outstanding included 36,073 of contingently issued but unvested restricted stock. Restricted stock is excluded from the calculation of basic weighted average shares outstanding, but its impact, if dilutive, is included in the calculation of diluted weighted average shares outstanding.

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

Basic and diluted loss per common share from continuing operations are calculated as follows:

	Year Ended December 31,
(in thousands, except per share data)	2017	2016
Loss from continuing operations	$(30,019)	$(36,839)

Basic loss per common share:
Weighted average common shares outstanding	17,657,372	17,348,286

Basic loss per common share	$(1.70)	$(2.12)

Diluted loss per common share:
Weighted average common shares outstanding	17,657,372	17,348,286

Diluted effect:
Unvested portion of restricted stock units and awards	—	—
Weighted average diluted common shares outstanding	17,657,372	17,348,286

Diluted loss per common share	$(1.70)	$(2.12)

The weighted-average number of shares outstanding used in the computation of basic and diluted earnings (loss) per share does not include the effect of the following potential outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings (loss) per share because the effect would have been anti-dilutive:

	Year Ended December 31,
	2017	2016
Unvested service-based restricted stock awards	35,403	108,784
Unvested performance- and market-based restricted stock awards	404,515	931,253
Stock options	122,000	122,000

NOTE 12—STOCK‑BASED COMPENSATION

Description of the Plans

The Company has two equity incentive plans: the 2011 Equity Incentive Plan (the “2011 Plan”) and the 2015 Equity Incentive Plan (the “2015 Plan”). In May 2015, the 2011 Plan terminated upon receiving shareholder approval for the 2015 Plan. The remaining authorized but unissued shares from the 2011 Plan will be available to service the outstanding awards from the 2011 Plan. The 2015 Plan allows for the issuance of up to 1,000,000 shares of stock awards to the Company’s employees and directors in the form of a variety of instruments including, stock options, restricted stock, restricted share units, stock appreciation rights and other share-based awards. The 2015 Plan also allows for cash-based awards. Generally, all participants who voluntarily terminate their employment with the Company forfeit 100% of all unvested equity awards. Persons whom are terminated without cause, or in some cases leave for good reason, are entitled to proportionate vesting. Time-based proportionate vested shares are accelerated and distributed upon their termination date. Proportionate performance-based and market-based restricted shares remain categorized as unvested pending final conclusion on the achievement of the related awards. As of December 31, 2017, the Company had 218,622 shares available for grant under the 2015 Plan.

During 2017 and 2016, the Company granted 73,600 and 139,700 restricted stock units to certain executives outside of the 2015 Plan. During 2017, modification of 2016 cash based awards resulted in 67,853 units of restricted shares converted from liability to equity based awards. The terms and conditions of these grants are similar in terms and conditions of those under the equity incentive plans described above. All amounts and units described below include these awards.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total stock‑based compensation expense during the years ended December 31, 2017 and 2016 was $2.6 million and $1.7 million, respectively, with no related excess tax benefit recognized. As of December 31, 2017, total unrecognized compensation expense related to all unvested restricted stock and unit awards for which terms and conditions are known totaled $1.5 million, which is expected to be recognized over a weighted average period of 1 year. The fair value of shares that vested during 2017 and 2016 based on the stock price at the applicable vesting date was $2.2 million and $0.9  million, respectively. The weighted average grant date fair value of the Company’s restricted stock units was $4.37 and $2.78 for the years ended December 31, 2017 and 2016, respectively.

Service-Based Restricted Stock and Unit Awards:  During 2017, service-based restricted stock units of 46,600 were granted to certain employees outside of the 2015 Plan. These restricted stock units generally vest over a period of two years and will be settled in common stock. The fair value of the restricted stock units represents the closing price of the Company’s common stock on the date of grant. These restricted stock units are accounted for as equity awards and are included in the table below.

During 2017, service-based restricted stock units totaling 295,376 were granted to employees at a grant date fair value of $4.30 per share and have the potential to be settled in cash or other assets if the Company’s shareholders do not approve additional shares under the Company’s 2015 Equity Incentive Plan. These awards have the same terms and conditions as the service-based restricted stock units discussed above. During 2016, the Company granted service-based restricted unit awards which had an initial cash value of $1.7 million, until they were converted into a right to receive shares as a result of filing the 2015 Report. In the second quarter of 2017, the initial cash value of these awards was converted into 372,182 restricted stock units at a fair value of $4.40 per share. A majority of these service-based awards, 304,329 units, also have the potential to be settled in cash or other assets, if the Company’s shareholders do not approve additional shares under its 2015 plan. Therefore, both of these grants are accounted for as liability awards and the fair value is re-measured each reporting period. As of December 31, 2017, the Company had a $0.7 million liability related to these units which was included in other long-term liabilities on the consolidated balance sheet. The remaining 67,853 units were granted to certain employees outside of the 2015 Plan and were considered to be modified on the date of conversion, which resulted in accounting for these awards under the equity method. The modification of these awards had an immaterial impact on the Company’s stock compensation expense for the year ended December 31, 2017.

During 2017, certain service-based restricted stock units (the “modified service awards”) that were previously accounted for as liabilities totaling 120,655 vested and, because the Company had shares available under the 2015 Plan, the awards were modified and settled with shares of the Company’s stock, which resulted in accounting for these awards under the equity method. The fair value of the modified service awards was based on the closing price of the Company’s stock on the modification date. The modification of these awards had an immaterial impact on the Company’s stock compensation expense for the year ended December 31, 2017.

In August 2016, the Board of Directors approved a modification to all performance-based and all market-based awards granted in 2014, to convert them to service-based awards and to extend their vesting date by nine months. The performance-based and market-based awards granted in 2014 had previously been determined to not be likely to vest. The modification of the 2014 awards resulted in a $0.3 million reduction in stock compensation expense for the year ended December 31, 2016.

Information for service-based restricted stock and units, excluding those accounted for as liability awards, is as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value per Share
Unvested restricted stock at December 31, 2016	318,722	$6.48
Granted	46,600	4.30
Vested	(383,425)	5.27
Modified	188,508	4.30
Forfeited	(78,434)	5.92
Unvested restricted stock at December 31, 2017	91,971	$6.89

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Market-Based Restricted Stock Unit Awards:  During 2017, market-based restricted stock units of 27,000 were granted to certain employees outside of the 2015 Equity Incentive Plan and will be settled in common stock. Therefore, these restricted stock units are accounted for as equity awards. The 2017 market-based restricted stock units contain performance conditions based on either a two-year relative total shareholder return goal or a stock price goal. These restricted stock units will vest at the end of the two-year relative total shareholder return performance period. However, if the relative total shareholder return goal is not met, then the restricted stock units will vest on the later of the last day of the performance period or the date that the stock price is achieved. The share price goal will be met if the Company’s common stock price per share equals or exceeds $6.00 for any period of 30 consecutive trading days during the three-year period ending on March 31, 2020. The fair value of the market-based restricted stock units is estimated using the Monte Carlo simulation model.

In addition, during the first nine months of 2017, market-based restricted stock units totaling 332,469 were awarded to employees at a grant date fair value of $4.67 per share and have the same terms and conditions as the market-based restricted stock units discussed above. These awards have the potential to be settled in cash or other assets if the Company’s shareholders do not approve additional shares under the Company’s 2015 Equity Incentive Plan. Therefore, these grants are accounted for as liability awards and the fair value is re-measured each reporting period using a Monte Carlo simulation valuation model. As of December 31, 2017, the Company had a $0.2 million liability related to these units which was included in other long-term liabilities on the consolidated balance sheet.

During 2017, certain market-based restricted stock units (the “modified market awards”) that were previously accounted for as liabilities totaling 11,502 were modified and converted to service-based awards. These awards vested on the modification date and because the Company had shares available under the 2015 Plan, the awards were settled with shares of the Company’s stock, which resulted in accounting for these awards under the equity method. The fair value of the modified market awards was based on the closing price of the Company’s stock on the modification date. The modification of these awards had an immaterial impact on the Company’s stock compensation expense for the year ended December 31, 2017.

Information for market-based restricted stock units, excluding those accounted for as liability awards, is as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value per Share
Unvested restricted stock at December 31, 2016	922,759	$3.34
Granted	27,000	4.67
Vested	(221,254)	2.91
Modified	11,502	4.67
Forfeited	(335,703)	4.17
Unvested restricted stock at December 31, 2017	404,304	$2.97

The Company estimates the fair value of its market‑based restricted stock unit awards on the date of grant using a Monte Carlo simulation valuation model. This pricing model uses multiple simulations to evaluate the likelihood of achieving the market conditions set forth in the award agreements. Expense is only recorded for the number of market‑based restricted stock unit awards granted. The assumptions used to estimate the fair value of market‑based restricted stock unit awards granted during 2017 and accounted for under the equity method were as follows:

Expected term (years)	1.95
Expected volatility	35.9%
Expected dividend yield	0.00%
Risk-free interest rate	1.41%
Weighted-average grant date fair value	$4.67

Performance-based awards:  The Company had 211 unvested performance-based restricted stock units, with a weighted average grant date fair value of $13.20, outstanding as of December 31, 2017. These awards cliff-vest at the end of a three-year performance period ending on March 31, 2018. The actual number of shares that will ultimately vest is dependent upon achieving the performance condition or other conditions set forth in the award agreement. If the minimum target set forth in the award agreement is not met, none of the shares will vest and any compensation expense previously recognized will be reversed. The Company recognizes stock-based compensation expense related to performance awards based upon the

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company’s determination of the likelihood of achieving the performance target or targets at each reporting date. As of December 31, 2017, the Company did not expect any of these unvested performance-based restricted stock unit awards to ultimately vest. No performance-based restricted stock units were granted in 2017 and 2016.

Cash-based awards:  During 2017, cash-based awards totaling $0.9 million were awarded to employees. The cash-based awards granted to employees generally vest over a period of two years and are accounted for as liability awards. As of December 31, 2017, the Company had a $0.1 liability related to this award which was included in other long-term liabilities on the consolidated balance sheet.

Stock Options:  During 2015, the Company granted a stock option to purchase 122,000 shares of its common stock to its former chief executive officer at an exercise price of $13.85 per share. The option provides for immediate vesting of 32,000 shares, with the remaining 90,000 vesting ratable over a ten month period beginning in June 2015 and has a five year term. This is the only stock option grant the Company made to date.

The following table summarizes stock option activity for the year ended December 31, 2017:

		Weighted-Average	Weighted-Average
	Options	Exercise Price	Remaining Contract Term
Outstanding at December 31, 2016	122,000	$13.85
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2017	122,000	$13.85	2.625 years
Exercisable at December 31, 2017	122,000	$13.85	2.625 years

The weighted average fair value of the stock option on the date of the grant was $2.58. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. The exercise price of the options is based on the fair market value of the common shares on the date of grant.

Cash flows resulting from excess tax benefits are classified as part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for vested restricted stock and unit awards, and exercised options in excess of the deferred tax asset attributable to stock compensation costs for such equity awards. The company realized no excess tax benefits for the years ended December 31 2017 and 2016 due to the use of NOL carryforwards.

NOTE 13—EMPLOYEE BENEFIT PLANS

Defined Contribution Plan: The Company maintains a 401(k) plan covering substantially all of its U.S. employees. Expense for the Company’s 401(k) plan during the years ended December 31, 2017 and 2016 was $0.7 million and $1.3 million, respectively.

Multiemployer Pension Plans:    During 2017, the Company contributed to approximately 65 multiemployer pension plans throughout the U.S. and historically, it has contributed to over 150 union sponsored multiemployer pension plans throughout the U.S. under the terms of collective‑bargaining agreements that cover the Company’s union‑represented employees. The risks of participating in these multiemployer pension plans are different from single‑ employer pension plans primarily in the following aspects:

1.	Assets contributed to the multiemployer pension plan by one employer may be used to provide benefits to employees of other participating employers.
2.	If a participating employer stops contributing to the multiemployer pension plan, the unfunded obligations of the multiemployer pension plan may be borne by the remaining participating employers.
3.

If the Company chooses to stop participating in some of its multiemployer pension plans, it may be required to pay those plans an amount based on the underfunded status of the multiemployer pension plan, referred to as a withdrawal liability.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s participation in these multiemployer pension plans during the year ended December 31, 2017 is outlined in the following table. All information in the tables is as of December 31, of the relevant year, or 2017, unless otherwise stated. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three‑digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act zone status available during 2017 and 2016 is for the plans’ fiscal year‑end as of 2017 and 2016, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the green zone are at least 80 percent funded. If a plan is critical and declining, the plan sponsor may file an application with the Secretary of the Treasury requesting a temporary or permanent reduction of benefits to keep the plan from running out of money. If a fund is in critical status, adjustable benefits may be reduced and no lump sum distributions in excess of $5,000 can be made. Plans that are in critical and endangered status are required to adopt a plan aimed at restoring the finanicial health of the benefit plan. The “Rehab Plan Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The last column lists the expiration date of the collective‑bargaining agreement to which the plans are subject.

Certain plans have been aggregated in the “All Others” line in the following table, as the contributions to each of these individual plans are not material.

								Expiration
		Pension			($ in thousands)			Date of
		Protection Act		Rehab Plan status	Contributions by			Collective
	EIN/Pension	Zone Status		Pending/	Global Power		Surcharge	Bargaining
Pension Fund	Plan Number	2017	2016	Implemented	2017	2016	Imposed	Agreement	Notes
Boilermaker-Blacksmith National Pension Trust	48-6168020 001	Critical	Endangered	FIP 09/16/2010	1,681	1,113		Multiple Agreements	1, 5
Central Pension Fund of the IUOE and Participating Employers	36-6052390 001	Green	Green		99	143		Multiple Agreements	5
Central States, Southeast, and Southwest Pension Fund	36-6044243 001	Critical & Declining	Critical & Declining	Rehab Plan 03/25/08	44	107		Multiple Agreements	5
Excavators Union Local 731 Pension Fund	13-1809825 001	Green	Green		321	273		04/30/22	10
IBEW Local 1579 Pension Plan	58-1254974 001	Seriously Endangered	Green		326	459		Varies through 07/31/20	2
Insulators Local No. 96 Pension Plan	58-6110889 002	Endangered	Endangered	FIP 01/01/11	64	24		Varies through 07/31/20	2
Iron Workers District Council of Tennessee Valley & Vicinity Pension Plan	62-6098036 001	Green	Green		150	234		11/30/17 - Automatic Renewal	3
IUPAT Industry Pension Plan	52-6073909 001	Seriously Endangered	Endangered	FIP 04/02/09	1,772	1,374		Multiple Agreements	5
Laborers National Pension Fund	75-1280827 001	Critical	Green		285	466		Multiple Agreements	5
National Asbestos Workers Pension Plan	52-6038497 001	Critical	Critical	Rehab Plan 09/30/10	1,167	1,548		Multiple Agreements	5
National Electrical Benefits Fund	53-0181657 001	Green	Green		308	365		Multiple Agreements	5
Northwest Sheet Metal Workers Pension Trust	91-6061344 001	Green	Green		74	31		11/01/17 - Automatic Renewal	4
Plumbers & Pipefitters National Pension Fund	52-6152779 001	Endangered	Endangered	FIP 04/2010	637	496		Multiple Agreements	5
Plumbers & Steamfitters Local No. 150 Pension Fund	58-6116699 001	Green	Green		122	98		Varies through 07/31/20	2
Plumbers & Steamfitters Local Union No. 43 Pension Fund	62-6101288 001	Green	Green		6	295		11/30/17 - Automatic Renewal	3
Sheet Metal Workers Local No. 177 Pension Fund	62-6093256 001	Green	Green		43	51		11/30/17 - Automatic Renewal	3
Sheet Metal Workers' National Pension Fund	52-6112463 001	Endangered	Endangered	FIP 03/01/14	400	232		Multiple Agreements	5
Southern Ironworkers Pension Plan	59-6227091 001	Green	Green		36	71		Varies through 07/31/20	2
Tri-State Carpenters & Joiners Pension Trust Fund	62-0976048 001	Endangered	Endangered	Rehab Plan 2011	228	522		11/30/17 - Automatic Renewal	3
Washington State Plumbing & Pipefitting Industry Pension Plan	91-6029141 001	Green	Green		187	47		11/01/17 - Automatic Renewal	4
Washington-Idaho Laborers-Employers Pension Trust	91-6123988 001	Green	Green		177	47		11/01/17 - Automatic Renewal	4
Washington-Idaho-Montana Carpenters-Employers Retirement Fund	91-6123987 001	Endangered	Endangered	FIP 03/05/12	316	85		11/01/17 - Automatic Renewal	4
Western States Insulators and Allied Workers Pension	51-0155190 001	Green	Green		109	22		11/01/17 - Automatic Renewal	4

All Others					862	605
					9,414	8,708

(1)	Defined Benefit Plans for Unions employed through the GPPMA agreement for Fitzpatrick Nuclear Plant. The GPPMA Agreements are annual agreements that automatically renew each year.
(2)

Defined Benefit Plans for Unions employed through the Southern Company Power House Maintenance Agreement. The Southern Company PHMA expires July 31, 2020. The individual Union CBA range from 1 to 3 years in duration.

(3)	Defined Benefit Plans for Unions employed through the TVA PMMA and Other Agreements. The TVA Labor Agreements are annual agreements that automatically renew each year.
(4)	Defined Benefit Plans for Unions employed through the GPPMA agreement for Columbia Generating Station. The GPPMA Agreements are annual agreements that automatically renew each year.
(5)	Regional and National Defined Benefit Funds for multiple unions employed under different labor agreements.
(6)	Defined Benefit Plan for Union employed at Con Ed sites.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7)	Defined Benefit Plan for Individual working outside of plan jurisdiction.
(8)

The Company did not pay a surcharge for any fund last year that was in Critical Status and had not negotiated a preferred schedule. The Company does pay a surcharge/assessment on some funds under the CBA preferred schedule.

Employees covered by multiemployer pension plans are hired for project‑based building and construction purposes. The Company’s participation level in these plans varies as a result.

The Company believes that its responsibility for potential withdrawal liabilities associated with participating in multiemployer plans is limited because the building and construction trades exemption should apply to the substantial majority of the Company’s plan contributions. However, pursuant to the Pension Protection Act of 2006 and other applicable laws, the Company is also exposed to other potential liabilities associated with plans that are underfunded. As of December 31, 2017, the Company had been notified that certain pension plans were in critical funding status. Currently, certain plans are developing, or have developed, a rehabilitation plan that may call for a reduction in participant benefits or an increase in future employer contributions. Therefore, in the future, the Company could be responsible for potential surcharges, excise taxes and/or additional contributions related to these plans. Additionally, market conditions and the number of participating employers remaining in each plan may result in a reorganization, insolvency or mass withdrawal that could materially affect the funded status of multiemployer plans and the Company’s potential withdrawal liability, if applicable. The Company continues to actively monitor, assess and take steps to limit its potential exposure to any surcharges, excise taxes, additional contributions and/or withdrawal liabilities. However, the Company cannot, at this time, estimate the full amount, or even the range, of this potential exposure.

NOTE 14—COMMITMENTS AND CONTINGENCIES

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

A putative shareholder class action, captioned Budde v. Global Power Equipment Group Inc., is pending in the U.S. District Court for the Northern District of Texas naming the Company and certain former officers as defendants. This action and another action were filed on May 13, 2015 and June 23, 2015, respectively, and on July 29, 2015 the court consolidated the two actions and appointed a lead plaintiff. On May 1, 2017, following the filing of the 2015 Report, the lead plaintiff filed a second consolidated amended complaint that names the Company and three of its former officers as defendants. It alleges violations of the federal securities laws arising out of matters related to the Company’s restatement of certain financial periods and claims that the defendants made material misrepresentations and omissions of material fact in certain public disclosures during the putative class period in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5, as promulgated thereunder. The plaintiffs seek class certification on behalf of persons who acquired the Company’s stock between September 7, 2011 and May 6, 2015, monetary damages of “more than $200 million” on behalf of the putative class and an award of costs and expenses, including attorneys’ fees and experts’ fees. The Company is defending, and intends to continue to defend, against this action. On June 26, 2017, the Company and the individual defendants filed a motion to dismiss the complaint. On August 23, 2017, the lead plaintiff filed its opposition to that motion. On September 22, 2017, defendants filed their reply brief in further support of their motion to dismiss. On December 27, 2017, the court issued a memorandum opinion and order granting the motion to dismiss, allowing the plaintiffs until January 15, 2018 to file an amended complaint. The court found that, with respect to each of the defendants, plaintiffs failed to plead facts supporting a strong inference of scienter, or the required intent to deceive, manipulate or defraud, or act with severe recklessness. On January 15, 2018, the plaintiffs filed their third amended complaint, and in response the Company filed a renewed motion to dismiss. Plaintiffs subsequently filed a motion in opposition to the Company’s motion to dismiss, and requested oral argument. Litigation is subject to many uncertainties, and the outcome of this action is not predictable with assurance. Defendants filed their reply brief in further support of their motion on March 23, 2018. At this time, the Company is unable to predict the possible loss or range of loss, if any, associated with the resolution of this litigation, or any potential effect such may have on the Company or its business or operations.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Division of Enforcement of the SEC conducted a formal investigation into possible securities law violations by the Company relating to disclosures it made concerning certain financial information, including its cost of sales and revenue recognition, as well as related accounting issues. The Company cooperated with the SEC in its investigation, including through the production of documents to, and the sharing of information with, the SEC Enforcement Staff. On March 8, 2018, the SEC Enforcement Staff informed the Company’s outside counsel, Cahill Gordon & Reindel LLP, that the SEC Enforcement Staff had concluded their investigation and, based on the information available to them as of the date of their letter, the SEC Enforcement Staff do not intend to recommend an enforcement action by the Securities and Exchange Commission against the Company.

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

Contingency:  During 2014, the Company entered into an agreement with a partner in connection with a power plant equipment installation project. The agreement contained certain performance liquidated damage clauses in favor of the customer. While the Company believed its performance in the project met its direct contractual obligations, it nonetheless had joint and several liability for other aspects of the overall project performance. As of March 15, 2017, the date the Company filed the 2015 Report, the required performance tests had not been performed and the Company’s assessment at that time was that it was probable that the product (which was supplied by the partner) would fail those tests. As such, the Company estimated the potential liability arising from the contractual performance provisions would be in the range of $4.9 to $31.3 million. The maximum liability under the terms of the agreement was $33.0 million, less $1.7 million in liquidated damages already incurred. The minimum liability per the agreement was 20 percent of the total contract value, less $1.7 million in liquidated damages already incurred. Due to the joint and several liability provisions of the agreement and significant concerns about the partner’s ability and willingness to pay the performance liquidated damages, if any, to the customer, the Company accrued $4.4 million as of December 31, 2015 – which represented the minimum of the range, less $0.5 million for which the customer had withheld payment to the Company’s partner. The Company’s estimate regarding this matter remained unchanged until October 16, 2017, when the Company received a Notice of Substantial Completion, which stated that the joint venture met the contractual performance criteria. Therefore, as of December 31, 2017, the Company concluded that no performance liquidated damages would be incurred and, accordingly, $4.4 million was recognized and included in revenue in the 2017 consolidated statement of operations.

In an effort to provide uninterrupted customer service, the Company has from time to time performed additional work under contracts without first obtaining the requisite customer approvals for change orders per the contract terms. In the event the customer subsequently disputes the change orders, they become claims under GAAP with strict criteria which must be met prior to recognizing revenue. Therefore, the Company defers recognizing revenue related to unsigned disputed change orders until the dispute is resolved. Since GAAP requires the Company to recognize the cost of performing the work covered by the change orders at the time of incurrence, to the extent the Company is able to resolve the disputes and recognize revenue in a future period, that revenue will have a 100% gross margin associated with it in that future period. As of December 31, 2017, the Company had deferred recognizing revenue on $22.9 million of unsigned, disputed change orders. Subsequent to year end, the Company completed its negotiations related to the unsigned change orders and $2.8 million was recognized and included in revenue in the 2017 consolidated statement of operations.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Leases:  The Company leases equipment and facilities, which are non-cancellable and expire at various dates. Total rental expense for all operating leases during the years ended December 31, 2017 and 2016 was $6.8 million and $6.0 million, respectively.

Future minimum annual lease payments under these non-cancellable operating leases as of December 31, 2017 are as follows:

(in thousands)	December 31,
2018	$994
2019	900
2020	601
2021	575
2022	562
Thereafter	130
Total	$3,762

None of the leases include contingent rental provisions.

The Company’s annual lease expense differs from its future minimum rental payments as a result of month to month equipment leases to support the Company’s operations.

Sale-Leaseback:  On December 22, 2016, the Company sold its manufacturing facility in Franklin, Indiana for $3.0 million and immediately leased the facility back (the “sale-leaseback”) for a term of ten years. The Company recognized a loss of $1.2 million on the sale-leaseback, which was included in general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2016. The net proceeds of $2.5 million were used to pay down the Company’s debt. The Company subsequently sold this facility with the divestiture of Hetsco in January 2017.

Additionally in 2016, the Company entered into a financial guarantee under a sale-leaseback agreement related to its discontinued operations’ Houston, Texas facility. The guarantee obligates the Company to make lease payments in the event of a default by the discontinued operation. The maximum potential amount of future payments that the Company could be required to make under the outstanding guarantee, which represents rental payments for the remainder of the lease term, was $9.0 million as of December 31, 2017.

Insurance:  Certain of the Company’s subsidiaries are self‑insured for health, general liability and workers’ compensation up to certain policy limits. Insurance expense was $1.9 million and $3.2 million for the years ended December 31, 2017 and 2016, respectively, and includes insurance premiums related to the excess claim coverage and claims incurred for continuing operations. The reserves as of December 31, 2017 and 2016 consist of estimated amounts unpaid for reported and unreported claims incurred. The accrual for the Company’s self-insured health risk retention as of December 31, 2017 and 2016 was $0.6 million and $0.9 million, respectively. The Company had provided $1.1 million and $2.6 million in letters of credit for the year ended December 31, 2017 and 2016, respectively, as security for possible workers’ compensation claims.

Executive Severance: At December 31, 2017, the Company had outstanding severance arrangements with officers and senior management. The Company’s maximum commitment under all such arrangements, which would apply if the employees covered by these arrangements were each terminated without cause, was $3.7 million at December 31, 2017.

In addition, at December 31, 2017, the Company had agreements with certain employees to provide salary continuation that will go into effect upon either the sale of the Electrical Solutions segment or another event that would cause a change in control of the Company, which could include stockholder approval of the complete liquidaton or dissolution of the Company. The Company’s maximum commitment under all such agreements, which would apply if the employees covered by these agreements remained an employee of the Company until a specified date, were each terminated without cause and one or more of the events above occured, was $3.0 million at December 31, 2017.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

The Company has certain customers that represent more than 10 percent of its consolidated accounts receivable. The balance for these customers as a percentage of the consolidated accounts receivable is as follows:

	December 31,
Customer	2017	2016
Southern Nuclear Operating Company	11%	*
WECTEC Global Project Services	26%	18%
Entergy Services, Inc.	*	16%
Calpine	*	11%

*Less than 10%

The Company has certain customers that represent more than 10 percent of consolidated revenue. The revenue for these customers as a percentage of the consolidated revenue is as follows:

	Year Ended December 31,
Customer	2017	2016
Southern Nuclear Operating Company	22%	10%
Tennessee Valley Authority	22%	29%
Energy Northwest	15%	*
Entergy Services, Inc.	*	17%
All others	41%	44%
Total	100%	100%

*Less than 10%

NOTE 16—OTHER SUPPLEMENTAL INFORMATION

Other current liabilities consist of the following:

	December 31,
(in thousands)	2017	2016
Accrued workers compensation	$878	$1,168
Accrued taxes	170	218
Accrued job cost	1,221	3,067
Accrued liquidated damages	-	4,400
Accrued legal and professional fees	893	1,381
Accrued interest expense	-	1,045
Accrued commercial insurance	1,240	319
Other accrued expenses	1,150	539
Total	$5,552	$12,137

NOTE 17—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of the quarterly operating results during 2017 and 2016 follows:

(in thousands, except per share data)	First	Second	Third	Fourth	2017
Year Ended December 31, 2017	Quarter	Quarter	Quarter	Quarter	Total
Revenue	$45,632	$57,981	$39,040	$44,329	$186,982
Gross profit	(1,555)	6,754	4,760	7,967	17,926
Loss from continuing operations	(11,625)	(5,430)	(9,786)	(3,178)	(30,019)
Loss per common share from continuing operations:
Basic	$(0.67)	$(0.31)	$(0.55)	$(0.18)	$(1.70)
Diluted	$(0.67)	$(0.31)	$(0.55)	$(0.18)	$(1.70)

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except per share data)	First	Second	Third	Fourth	2016
Year Ended December 31, 2016	Quarter	Quarter	Quarter	Quarter	Total
Revenue	$68,729	$55,809	$47,364	$59,105	$231,007
Gross profit	9,604	5,464	6,676	9,488	31,232
Loss from continuing operations	(8,072)	(18,279)	(7,001)	(3,487)	(36,839)
Loss per common share from continuing operations:
Basic	$(0.47)	$(1.05)	$(0.40)	$(0.20)	$(2.12)
Diluted	$(0.47)	$(1.05)	$(0.40)	$(0.20)	$(2.12)

During the preparation of this Form 10-K, the Company discovered that it had received during the fourth quarter of 2017 the requisite documentation to justify the reversal of the $4.4 million liquidated damages reserve discussed in “Note 14–Commitments  and Contingencies”. Although the documentation was received during the fourth quarter, the Form 10-Q for the quarter ended March 31, 2017 had not been completed and filed with the SEC as of the date the documentation was received. As such, the release of the reserve to revenue should have been reflected in the first quarter of 2017 Form 10-Q, but was not. The Company has evaluated the quantitative and qualitative impact of that error and concluded the amount is immaterial. The first quarter results presented above reflect the correction of the error.

NOTE 18—SUBSEQUENT EVENTS

On April 13, 2018 Craig E. Holmes, formerly one of our two principal executive officers, resigned from his positions with the Company and entered into the Holmes Separation Agreement, effective April 13, 2018. Under the terms of the Holmes Separation Agreement, the Company agreed to pay Mr. Holmes $0.7 million under an 18 month salary continuation plan. Among other things, Mr. Holmes is also entitled to receive his “target” short-term incentive for the 2017 fiscal year, paid in monthly installments through September 30, 2018, or earlier upon a change in control, and his “target” short-term incentive for the 2018 fiscal year, paid on the earlier of December 14, 2018 or a change in control, totaling $0.6 million. Mr. Holmes will also receive subsidized premiums for continued health insurance for one year and full vesting of his outstanding equity awards, with any performance objectives deemed satisfied at the “target” level. The Holmes Separation Agreement requires him to reaffirm his non-compete and non-solicitation covenants and includes a standard non-disparagement covenant as well as a release of claims.

On April 13, 2018, the Company entered into a Fourth Amendment to the Centre Lane Facility, which, among other things, extended the first required date for the Company to satisfy certain total leverage ratios and fixed charge coverage ratios to September 30, 2019 and provided a $3.0 million Incremental Loan Commitment which can be drawn upon in minimum increments of $1.0 million. In addition, the Company agreed to pay a $500,000 fee, due on May 31, 2019, and prepay all the obligations due and payable under the Centre Lane Facility on the earlier of the date that an event would cause an acceleration of the due date or May 31, 2019. Please refer to “Note 10—Debt” for additional information on the Centre Lane Facility.

On March 30, 2018, the Company entered into a Third Limited Waiver to the Centre Lane Facility, which extends the delivery date of this Form 10-K and extends the time period for the required payment of 100% of the net cash proceeds from the sale of the office building in Heerlen, Netherlands until May 31, 2018.

On March 21, 2018, the Company closed on the sale of its office building in Heerlen, Netherlands for $0.3 million. The office building in Heerlen, Netherlands was previously included in the Mechanical Solutions segment and, therefore, the carrying value of the building was included in current assets of discontinued operations in the December 31, 2017 consolidated balance sheet.

In January 2018, the Company entered into a Second Limited Waiver and Third Amendment to the Centre Lane Facility, which waived the event of default caused by the dissolution of an inactive subsidiary and extended the first required date for the Company to satisfy the fixed charge coverage ratios to March 31, 2019.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2017 AND 2016

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
(in thousands)	Period	Expenses	Accounts	Deductions	Period
2017
Allowance for doubtful accounts	$1,008	$560	$—	$—	$1,568
Accrued warranty reserves	—	—	180	(139)	41
Valuation allowance for deferred tax assets	86,158	23,169	—	(32,981)	76,346
Reserve for Inventory	—	—	—	—	—
2016
Allowance for doubtful accounts	$744	$325	$—	$(61)	$1,008
Accrued warranty reserves	23	—	—	(23)	—
Valuation allowance for deferred tax assets	69,307	17,399	—	(548)	86,158
Reserve for Inventory	251	39	—	(290)	—

The “deductions” column of allowance for doubtful accounts represents write‑offs of fully reserved accounts receivable net of recoveries.

The “deductions” column for accrued warranties represents settlements made during the period and the expiration of warranties on contracts sold in prior years that did not utilize the related reserve balance.

The “deductions” column for valuation allowance for deferred tax assets represents reversals of previously reserved amounts for 2007 foreign tax credits that are now deductible due to expiration of the statute of limitation and re-measurement of the valuation allowance in accordance with the Tax Act.

The “deductions” column for reserve for inventory represents markdown of previously reserved amounts for obsolete inventories.