Form 10-Q
period 2018-03-31
GLOBAL POWER EQUIPMENT GROUP INC.
filed 2018-05-21
CIK 1136294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May 17, 2018, there were 18,464,405 shares of common stock of Global Power Equipment Group Inc. outstanding.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$8,021	$4,594
Restricted cash	10,421	11,562
Accounts receivable, net of allowance of $1,501 and $1,568, respectively	18,816	26,060
Costs and estimated earnings in excess of billings	9,846	11,487
Other current assets	2,240	4,006
Current assets of discontinued operations	25,534	27,922
Total current assets	74,878	85,631

Property, plant and equipment, net	1,428	1,712
Goodwill	35,400	35,400
Intangible assets, net	12,500	12,500
Other long-term assets	767	573
Total assets	$124,973	$135,816

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,988	$5,080
Accrued compensation and benefits	9,379	7,481
Billings in excess of costs and estimated earnings	5,294	7,049
Other current liabilities	3,840	5,552
Current liabilities of discontinued operations	23,534	28,802
Total current liabilities	46,035	53,964
Long-term debt, net	25,003	24,304
Deferred tax liabilities	10,123	9,921
Other long-term liabilities	1,913	2,390
Long-term liabilities of discontinued operations	3,193	3,110
Total liabilities	86,267	93,689
Commitments and contingencies (Note 8 and 10)
Stockholders’ equity:
Common stock, $0.01 par value, 170,000,000 shares authorized and 19,527,867 and 19,360,026 shares issued, respectively, and 18,091,066 and 17,946,386 shares outstanding, respectively	195	193
Paid-in capital	79,475	78,910
Retained earnings (deficit)	(40,950)	(36,962)
Treasury stock, at par (1,436,801 and 1,413,640 common shares, respectively)	(14)	(14)
Total stockholders’ equity	38,706	42,127
Total liabilities and stockholders’ equity	$124,973	$135,816

See accompanying notes to condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS  (UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share data)	2018	2017
Revenue	$43,121	$45,632
Cost of revenue	36,671	47,187

Gross profit (loss)	6,450	(1,555)

Selling and marketing expenses	426	567
General and administrative expenses	6,590	9,545
Depreciation and amortization expense	221	335
Total operating expenses	7,237	10,447

Operating loss	(787)	(12,002)

Interest expense, net	1,378	1,701
Gain on sale of business and net assets held for sale	—	(239)
Other (income) expense, net	(212)	(1)
Total other (income) expenses, net	1,166	1,461

Loss from continuing operations before income tax expense (benefit)	(1,953)	(13,463)
Income tax expense (benefit)	285	(1,838)
Loss from continuing operations	(2,238)	(11,625)

Loss from discontinued operations before income tax expense (benefit)	(1,708)	(4,244)
Income tax expense (benefit)	42	979
Income (loss) from discontinued operations	(1,750)	(5,223)

Net loss	$(3,988)	$(16,848)

Basic earnings (loss) per common share
Loss from continuing operations	$(0.12)	$(0.67)
Earnings (loss) from discontinued operations	(0.10)	(0.30)
Basic earnings (loss) per common share	$(0.22)	$(0.97)

Diluted earnings (loss) per common share
Loss from continuing operations	$(0.12)	$(0.67)
Earnings (loss) from discontinued operations	(0.10)	(0.30)
Diluted loss per common share	$(0.22)	$(0.97)

See accompanying notes to condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2018	2017
Net loss	$(3,988)	$(16,848)
Foreign currency translation adjustment	—	589
Comprehensive loss	$(3,988)	$(16,259)

See accompanying notes to condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Shares			Retained
	$0.01 Per Share		Paid-in	Earnings	Treasury Shares
(in thousands, except share data)	Shares	Amount	Capital	(deficit)	Shares	Amount	Total
Balance, December 31, 2017	19,360,026	$193	$78,910	$(36,962)	(1,413,640)	$(14)	$42,127
Issuance of restricted stock units	167,841	2	(2)	—	—	—	—
Tax withholding on restricted stock units	—	—	(186)	—	(23,161)	—	(186)
Stock-based compensation	—	—	753	—	—	—	753
Net loss	—	—	—	(3,988)	—	—	(3,988)
Balance, March 31, 2018	19,527,867	$195	$79,475	$(40,950)	(1,436,801)	$(14)	$38,706

See accompanying notes to condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2018	2017
Operating activities:
Net loss	$(3,988)	$(16,848)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net loss from discontinued operations	1,750	5,223
Deferred income tax expense (benefit)	202	(1,884)
Depreciation and amortization on plant, property and equipment and intangible assets	221	335
Amortization of deferred financing costs	56	35
Loss on disposals of property, plant and equipment	117	30
(Gain) loss on sale of business and net assets held for sale	—	(239)
Bad debt expense	(67)	2
Stock-based compensation	194	721
Payable-in-kind interest	642	78
Changes in operating assets and liabilities, net of business sold:
Accounts receivable	7,311	(6,314)
Costs and estimated earnings in excess of billings	1,641	6,341
Other current assets	1,765	4,932
Other assets	(194)	505
Accounts payable	(1,092)	(1,774)
Accrued and other liabilities	268	1,074
Billings in excess of costs and estimated earnings	(1,755)	1,009
Net cash provided by (used in) operating activities, continuing operations	7,071	(6,774)
Net cash provided by (used in) operating activities, discontinued operations	(4,864)	13,144
Net cash provided by (used in) operating activities	2,207	6,370
Investing activities:
Proceeds from sale of business, net of restricted cash and transaction costs	—	20,206
Purchase of property, plant and equipment	(54)	(11)
Net cash provided by (used in) investing activities, continuing operations	(54)	20,195
Net cash provided by (used in) investing activities, discontinued operations	319	(276)
Net cash provided by (used in) investing activities	265	19,919
Financing activities:
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(186)	(185)
Debt issuance costs	—	(57)
Dividends paid	—	(9)
Proceeds from long-term debt	—	83,100
Payments of long-term debt	—	(102,647)
Net cash provided by (used in) financing activities, continuing operations	(186)	(19,798)
Net cash provided by (used in) financing activities, discontinued operations	—	—
Net cash provided by (used in) financing activities	(186)	(19,798)
Effect of exchange rate change on cash, continuing operations	—	(7)
Effect of exchange rate change on cash, discontinued operations	—	78
Effect of exchange rate change on cash	—	71
Net change in cash, cash equivalents and restricted cash	2,286	6,562
Cash, cash equivalents and restricted cash, beginning of period	16,156	11,570
Cash, cash equivalents and restricted cash, end of period	$18,442	$18,132

Supplemental Disclosures:
Cash paid for interest	$673	$1,863
Cash paid for income taxes, net of refunds	$—	$86

See accompanying notes to condensed consolidated financial statements.

GLOBAL POWER EQUIPMENT GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) on a basis consistent with that used in the Annual Report on Form 10-K for the year ended December 31, 2017 filed by Global Power Equipment Group Inc. and its wholly owned subsidiaries (“Global Power,” “we,” “us,” “our” or the “Company”) with the United States (the “U.S.”) Securities and Exchange Commission (“SEC”) on April 16, 2018 (the “2017 Report”) and include all normal recurring adjustments necessary to present fairly the unaudited condensed consolidated balance sheets and statements of operations, comprehensive loss, cash flows and stockholders’ equity for the periods indicated. All significant intercompany transactions have been eliminated. These notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the 2017 Report. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three month period are not necessarily indicative of the results to be expected for the full year.

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

Reporting Interim Period	Fiscal Interim Period
	2018	2017
Three Months Ended March 31	January 1, 2018 to April 1, 2018	January 1, 2017 to April 2, 2017
Three Months Ended June 30	April 2, 2018 to July 1, 2018	April 3, 2017 to July 2, 2017
Three Months Ended September 30	July 2, 2018 to September 30, 2018	July 3, 2017 to October 1, 2017

NOTE 2—LIQUIDITY

The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which assumes that it will be able to meet its obligations and continue its operations during the twelve-month period following the issuance of this Quarterly Report on Form 10-Q for the three months ended March 31, 2018 (this “Form 10-Q”). These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Management has assessed the Company’s financial condition and has concluded that the following factors, taken in the aggregate, raise substantial doubt regarding the Company’s ability to continue as a going concern for the twelve-month period following the issuance of this Form 10-Q:

•	For the past several years, the Company has incurred both net losses and negative cash flows from operations.
•	For the three months ended March 31, 2018, the Company had a net loss (including discontinued operations) of $4.0 million.
•

As of both March 31, 2018 and December 31, 2017, Electrical Solutions was classified as held-for-sale and presented as a discontinued operation. However, the Company continues to incur operating losses at its Electrical Solutions Houston facility.

•

The Company’s liquidity has been, and is currently projected to remain, very constrained. The Company’s lack of access to readily available capital resources and unexpected delays in collecting projected cash receipts could create significant liquidity problems.

•

Under the Centre Lane Facility (as defined below), tax refunds and/or any extraordinary receipts in excess of $0.5 million in the aggregate in any fiscal year, with the exception of $3.7 million of extraordinary receipts waived in the Fourth Amendment (as defined below), must be used to prepay amounts outstanding under the Centre Lane Facility.
•

The Fourth Amendment to the Centre Lane facility requires prepayment of all outstanding amounts due and payable on the earlier of (i) May 31, 2019 (although that date is just outside the ensuing twelve month period following the date this Form 10-Q is filed) (ii) the date Williams Industrial Services Group, LLC and its subsidiaries are sold or (iii) the date of acceleration of the loans pursuant to an additional event of default.

Management’s mitigation plans, which aim to alleviate the factors that caused the substantial doubt, include the following:

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

•

With the more streamlined company structure resulting from the completed disposal of Mechanical Solutions and the anticipated disposal of Electrical Solutions, the Company began implementing its plan to significantly reduce the corporate headquarters costs, including headcount, in April 2018.

While management believes its mitigation plans alleviate the substantial doubt regarding the Company’s ability to continue as a going concern during the ensuing twelve-month period, the Company may not ultimately be able to successfully implement these plans, and investors could lose the full value of their investment in the Company’s common stock if bankruptcy protection is ultimately sought.

NOTE 3—RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In the first quarter of 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-18, “Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” ASU 2016-18 requires an entity to include in its cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. The Company adopted ASU 2016-18 on a retrospective basis, and net transfers of restricted cash of $1.1 million and $2.8 million have been presented in net change in cash and cash equivalents in the condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017, respectively.

In the first quarter of 2018, the Company adopted ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 requires an entity to classify distributions received from equity method investees in the statement of cash flows using either the cumulative earnings approach or the nature of distribution approach. The Company adopted ASU 2016-15 on a retrospective basis and elected to classify distributions received from its equity method investees using the cumulative earnings approach. The adoption of ASC 2016-15 did not have an impact on the condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017, respectively.

In the first quarter of 2018, the Company adopted ASU 2014-09 (ASC Topic 606), “Revenue from Contracts with Customers,” and the related ASUs, which provided new guidance for revenue recognized from contracts with customers and replaced the previously existing revenue recognition guidance. ASU 2014-09 requires that revenue be recognized at an amount the Company is entitled to upon transferring control of goods or services to customers, as opposed to when risks and rewards transfer to a customer. The Company adopted ASC Topic 606 using the modified retrospective method, and accordingly, the new guidance was applied retrospectively to contracts that were not completed as of December 31, 2017. Results for operating periods beginning after January 1, 2018 are presented under ASC Topic 606, while comparative information for prior periods has not been restated and continues to be reported in accordance with the accounting standards in effect for those periods. The adoption of ASC Topic 606 did not yield changes to the method or timing of revenue recognized and did not have a material impact on the Company’s financial position, results of operations and cash flows as of and for the three months ended March 31, 2018.

There was no material difference in the Company’s results for the three months ended March 31, 2018 with application of ASC

Topic 606 on its contracts and what results would have been if such contracts had been reported using accounting standards previously in effect for such contracts. The Company elected to utilize the modified retrospective transition practical expedient that allows the Company to evaluate the impact of contract modifications as of January 1, 2018 rather than evaluating the impact of the modifications at the time they occurred. There was no material impact associated with the election of this practical expedient.

The Company also elected to utilize the practical expedient to recognize revenue in the amount to which it has a right to invoice for services performed when it has a right to consideration from a customer in an amount that corresponds directly with the value of its performance completed to date.

Please refer to Note 5 Revenue for additional discussion of the Company’s revenue recognition accounting policies and expanded disclosures required by ASC Topic 606.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which gives entities the option to reclassify the tax effects stranded in accumulated other comprehensive income as a result of the enactment of comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), to retained earnings. ASU 2018-02 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company does not expect the adoption of ASU 2018-02 to have a material impact on its financial position, results of operations and cash flows.

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

NOTE 4—CHANGES IN BUSINESS

Discontinued Operations

During the fourth quarter of 2017, the Company made the decision to exit and sell its Electrical Solutions segment in an effort to reduce the Company’s outstanding term debt. The Company determined that the decision to exit this segment met the definition of a discontinued operation. As a result, this segment has been presented as a discontinued operation for all periods presented. As a result of the Company’s decision to sell the Electrical Solutions segment, the Company performed an impairment analysis on this segment’s finite- and indefinite-lived intangible assets (customer relationships and trade names, respectively) and determined that their carrying value exceeded their fair value. As a result, in the fourth quarter of 2017, the Company recorded an impairment charge of $9.7 million related to these intangible assets. After the impairment charge, the fair value of this segment’s intangible assets was zero at December 31, 2017. Determining fair value is judgmental in nature and requires the use of significant estimates and assumptions, considered to be Level 3 inputs. There were no other non-recurring fair value remeasurements related to the Electrical Solutions segment during the year ended December 31, 2017 or three months ended March 31, 2018.

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

On October 11, 2017, the Company sold substantially all of the operating assets and liabilities of its Mechanical Solutions segment for $43.0 million and used a portion of the proceeds to pay down $34.0 million of the Company’s outstanding debt and related fees, including full repayment of the First-Out Loan (as defined below). Additionally, on October 31, 2017, the Company completed the sale of its manufacturing facility in Mexico and auctioned the remaining production equipment and other assets for net proceeds of $3.6 million, of which $1.9 million was used to reduce the principal amount of the Initial Centre Lane Facility (as defined below). The remainder was used to fund working capital requirements. In the fourth quarter of 2017, the Company recorded a total gain of $6.3 million related to these sales.

The Company excluded an asset and liability from the sale of the Mechanical Solutions segment, which were comprised of the Company’s office building located in Heerlen, Netherlands and its liability for uncertain tax positions. The liability was included in long-term liabilities of discontinued operations in the March 31, 2018 and December 31, 2017 condensed consolidated balance sheets. The asset was included in current assets of discontinued operations in the December 31, 2017 condensed consolidated balance sheet. At the time the Heerlen office building met the “asset held for sale” criteria, its carrying value was $0.5 million; however, the Company subsequently determined that the building’s carrying value exceeded its fair value and, consequently, it recorded an impairment charge of $0.2 million during the fourth quarter of 2017. The impairment charge was included in loss from discontinued operations before income tax expense (benefit) in the consolidated statement of operations for the year ended December 31, 2017. After the impairment charge, the fair value of the Heerlen building was $0.3 million at December 31, 2017. Determining fair value is judgmental in nature and requires the use of significant estimates and assumptions, considered to be Level 3 inputs. There were no other non-recurring fair value remeasurements related to the Mechanical Solutions segment during the year ended December 31, 2017.

On March 21, 2018, the Company closed on the sale of its office building in Heerlen, Netherlands for $0.3 million, resulting in an immaterial gain on sale, which was reflected in loss from discontinued operations before income tax expense (benefit) in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2018.

In connection with the sale of its Mechanical Solutions segment, the Company entered into a transition services agreement with the purchaser to provide certain accounting and administrative services for an initial period of nine months. For the three months ended March 31, 2018, the Company provided less than $0.1 million in services for the purchaser, which was included in general and administrative expenses from continuing operations in the condensed consolidated statement of operations.

The following table presents a reconciliation of the carrying amounts of major classes of assets and liabilities of discontinued operations:

(in thousands)	March 31, 2018	December 31, 2017
Assets:
Accounts receivable	$11,488	$12,296
Inventories, net	160	178
Cost and estimated earnings in excess of billings	9,885	11,325
Other current assets	627	493
Property, plant and equipment, net	3,374	3,630
Current assets of discontinued operations*	$25,534	$27,922

Liabilities:
Accounts payable	$9,038	$7,004
Accrued compensation and benefits	1,073	1,191
Billings in excess of costs and estimated earnings	1,113	948
Accrued warranties	1,246	1,166
Other current liabilities	11,064	18,493
Current liabilities of discontinued operations	23,534	28,802
Liability for uncertain tax positions	3,193	3,110
Long-term liabilities of discontinued operations	3,193	3,110
Total liabilities of discontinued operations	$26,727	$31,912

* The total assets of discontinued operations were classified as current on the March 31, 2018 and December 31, 2017 condensed consolidated balance sheets because it is probable that a sale will occur and proceeds will be collected within one year.

The following table presents a reconciliation of the major classes of line items constituting the net income (loss) from discontinued operations. In accordance with GAAP, the amounts in the table below do not include an allocation of corporate overhead.

	Three Months Ended March 31,
(in thousands)	2018	2017
Revenue
Electrical Solutions	$12,844	$13,547
Mechanical Solutions	—	16,678
Total revenue	12,844	30,225
Cost of revenue
Electrical Solutions	13,455	15,170
Mechanical Solutions	—	13,530
Total cost of revenue	13,455	28,700

Selling and marketing expenses	(61)	1,269
General and administrative expenses	1,143	4,339
Gain on disposal - Mechanical Solutions	(24)	—
Other	39	161
Income (loss) from discontinued operations before income taxes	(1,708)	(4,244)
Income tax expense (benefit)	42	979
Income (loss) from discontinued operations	$(1,750)	$(5,223)

Disposition of Hetsco

In June 2016, the Company engaged a financial advisor to assist with the sale of its wholly owned subsidiary, Hetsco, Inc. (“Hetsco”), in order to pay down debt. Hetsco was previously included in the Services segment. In connection with the Company’s decision to sell Hetsco, the net assets were adjusted to estimated fair value less estimated selling expenses, which resulted in a write-down of $8.3 million in 2016.

On January 13, 2017, the Company sold the stock of Hetsco for $23.2 million in cash, inclusive of working capital adjustments. After transaction costs and an escrow withholding of $1.5 million, the net proceeds of $20.2 million were used to reduce debt. In connection with the Company’s decision to sell Hetsco, the net assets were adjusted to estimated fair value less estimated selling expenses, which resulted in a write-down of $8.3 million in 2016. In the first quarter of 2017, the Company recorded a $0.2 million adjustment, which reduced the $8.3 million loss recorded in 2016.

A summary of Hetsco’s income before income taxes for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31,
(in thousands)	2018	2017
Income (loss) before income taxes	$—	$489

NOTE 5—REVENUE

The Company provides a comprehensive range of maintenance, modification and construction support services for nuclear power plants and a wide range of utility and industrial customers in the fossil fuel, industrial gas, natural gas and petrochemical industries, as well as other industrial operations. The Company provides these services in the United States both on a constant presence basis and for discrete projects. The services the Company provides are designed to improve or sustain operating efficiencies and extend the useful lives of process equipment.

The Company’s contracts are awarded on a competitively bid and negotiated basis and the timing of revenue recognition is impacted by the terms of such contracts. The Company enters into a variety of contract structures including cost plus reimbursement contracts and fixed-price contracts. The determination of contract structure is based on the scope of work, complexity and project length, and customer preference of contract terms. Cost plus contracts represent the majority of the Company’s contracts. There were no direct and incremental costs to the acquisition of a new contract that required a deferral of costs.

Performance obligations

A performance obligation is a contractual promise to transfer a distinct good or service to the customer. The transaction price of a contract is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. To the extent a contract is deemed to have multiple performance obligations, the Company allocates the transaction price of the contract to each performance obligation using its best estimate of the standalone selling price of each distinct good or service in the contract. In addition, certain contracts may be combined and deemed to be a single performance obligation.

The majority of the Company’s contracts are in the form of master service agreements, basic ordering agreements and other similar agreements, and related subsequent purchase orders, contract work authorizations and other similar agreements. The Company’s purchase orders, contract work authorizations and other similar agreements are generally deemed to be single performance obligations, and its contracts with multiple performance obligations were not material during the three months ended March 31, 2018. These performance obligations are satisfied over time as the performance of the Company’s services create or enhance a customer-controlled asset. Therefore, the Company recognizes revenue in the same period the services are performed. For cost-plus reimbursement contracts, revenue is recognized when services are performed and contractually billable based on an agreed-upon price for the completed services or based on the agreed-upon hours incurred and agreed-upon hourly rates. Revenue on fixed-price contracts is recognized and invoiced over time using the cost-to-cost percentage-of-completion method. The Company does not adjust the price of the contract price for the effects of a significant financing component. Change orders are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation.

Variable consideration

The Company’s contracts may include several types of variable consideration, including unapproved change orders and claims, incentives, penalties and liquidated damages. The Company estimates the amount of revenue to be recognized on variable consideration using estimation methods that best predict the amount of consideration to which the Company expects to be entitled or expects to incur. The Company includes variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. The Company’s estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of its anticipated performance and all information (historical, current and forecasted) that is reasonably available. The Company updates its estimate of the transaction price each reporting period and the effect of variable consideration on the transaction price is recognized as an adjustment to revenue on a cumulative catch-up basis.

The Company generally provides a limited warranty for a term of two years or less following completion of services performed under its contracts. Historically, warranty claims have not resulted in material costs incurred.

Disaggregation of revenue

Disaggregated revenue by type of contract was as follows.

(in thousands)	Three Months Ended March 31, 2018
Cost-plus reimbursement contracts	$33,777
Fixed-price contracts	9,344
Total	$43,121

Contract balances

The Company enters into contracts that allow for periodic billings over the contract term that are dependent upon specific advance billing terms, as services are provided, or milestone billings based on completion of certain phases of work. Projects with performance obligations recognized over time that have costs and estimated earnings recognized to date in excess of cumulative billings are reported in the Company’s condensed consolidated balance sheet as costs and estimated earnings in excess of billings (i.e., contract assets). Projects with performance obligations recognized over time that have cumulative billings in excess of costs and estimated earnings recognized to date are reported in the Company’s condensed consolidated balance sheet as billings in excess of costs and estimated earnings (i.e., contract liabilities). At any point in time, each project in process could have either costs and estimated earnings in excess of billings or billings in excess of costs and estimated earnings.

The following table provides information about contract assets and contract liabilities from contracts with customers. The table also includes changes in the contract assets and the contract liabilities balances during the period.

	March 31, 2018		December 31, 2017 (1)
(in thousands)	Asset	Liability	Asset	Liability
Costs and estimated earnings on contracts in progress	$33,758	$(2,559)	$22,274	$(422)
Billings on contracts in progress	(23,912)	(2,735)	(10,787)	(6,627)
Contracts in progress, net	$9,846	$(5,294)	$11,487	$(7,049)

(1)	Prior period amounts have not been adjusted for the adoption of ASC Topic 606 under the modified retrospective method.

For the three months ended March 31, 2018, the Company recognized revenue of approximately $4.5 million that was included in the corresponding contracts in progress liability balance at December 31, 2017.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

(in thousands)	2019	2020	Thereafter	Total
Fixed-price contracts	$6,500	$6,500	$9,526	22,526

NOTE 6—EARNINGS PER SHARE

As of March 31, 2018, the Company’s 18,091,066 shares outstanding included 6,060 shares of contingently issued but unvested restricted stock. As of March 31, 2017, the Company’s 17,565,465 shares outstanding included 19,362 shares of contingently issued but unvested restricted stock. Restricted stock is excluded from the calculation of basic weighted average shares outstanding, but its impact, if dilutive, is included in the calculation of diluted weighted average shares outstanding.

Basic earnings per common share are calculated by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted earnings per common share are based on the weighted average common shares outstanding during the period, adjusted for the potential dilutive effect of common shares that would be issued upon the vesting and release of restricted stock awards and units.

Basic and diluted loss per common share from continuing operations are calculated as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2018	2017
Loss from continuing operations	$(2,238)	$(11,625)

Basic loss per common share:
Weighted average common shares outstanding	17,939,888	17,470,817

Basic loss per common share	$(0.12)	$(0.67)

Diluted loss per common share:
Weighted average common shares outstanding	17,939,888	17,470,817

Diluted effect:
Unvested portion of restricted stock units and awards	—	—
Weighted average diluted common shares outstanding	17,939,888	17,470,817

Diluted loss per common share	$(0.12)	$(0.67)

The weighted average number of shares outstanding used in the computation of basic and diluted earnings (loss) per share does not include the effect of the following potential outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

	Three Months Ended March 31,
	2018	2017
Unvested service-based restricted stock units and awards	6,060	32,913
Unvested performance- and market-based restricted stock units	404,304	889,128
Stock options	122,000	122,000

NOTE 7—INCOME TAXES

The effective income tax rate for continuing operations for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31,
	2018	2017
Effective income tax rate for continuing operations	(14.6)%	13.7%

The effective income tax rate differs from the statutory federal income tax rate of 21% primarily because of the full valuation allowances recorded on the Company’s U.S. and Mexico deferred tax assets.

For the three months ended March 31, 2018, the Company recorded income tax expense from continuing operations of $0.3 million, or (14.6)% of pretax loss from continuing operations, compared with income tax benefit from continuing operations of $1.8 million, or 13.7% of pretax loss from continuing operations, in the corresponding period of 2017. The increase in income tax provision from continuing operations for the three months ended March 31, 2018 compared with the corresponding period in 2017 was primarily related to a reduction in net deferred tax liabilities from a $2.2 million decrease in indefinite-lived intangibles deferred tax liabilities that cannot be used to offset deferred tax assets subject to valuation allowance as a result of the disposition of Hetsco, which was a discrete event in the first quarter of 2017.

As of March 31, 2018 and 2017, the Company would have needed to generate approximately $250.9 million and $223.2 million, respectively, of future financial taxable income to realize its deferred tax assets.

The Company withdrew the permanent reinvestment assertion of its foreign earnings from its Netherlands-based operations in the third quarter of fiscal 2015. As a result of the sale of the Company’s Mechanical Solutions segment in the fourth quarter of 2017, the Company no longer needs to recognize a deferred tax liability as a result of withdrawal of the permanent reinvestment assertion on the earnings generated by its Netherlands-based foreign subsidiaries as of December 31, 2017. As of March 31, 2018, the Company does not have any undistributed earnings in any of its foreign subsidiaries because all of their earnings were either taxed as deemed dividends or included with the provisional estimate of one-time transition tax as of December 31, 2017.

As of both March 31, 2018 and December 31, 2017, the Company provided for a total liability of $3.3 million, of which $1.4 million was related to its discontinued operations, for unrecognized tax benefits related to various federal, foreign and state income tax matters, which was included in long-term deferred tax assets and other long-term liabilities. If recognized, the entire amount of the liability would affect the effective tax rate. As of March 31, 2018, the Company accrued approximately $2.1 million, of which $1.7 million was related to its discontinued operations, in other long-term liabilities for potential payment of interest and penalties related to uncertain income tax positions.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), “Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” which provides guidance on accounting for the impact of the Tax Act. SAB 118 was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. Pursuant to the disclosure provisions of SAB 118, as of March 31, 2018, the Company has completed its accounting for the tax effects of the Tax Act. The Company recorded a reasonable estimate of the impact from the Tax Act as of December 31, 2017, but is still analyzing the Tax Act and refining its calculations. Additionally, future guidance from the Internal Revenue Service, the SEC, or the FASB could result in changes to the Company’s accounting for the tax effects of the Tax Act.

NOTE 8—DEBT

Centre Lane Term Facility

In June 2017, funds affiliated with Centre Lane purchased and assumed the outstanding debt from the Company’s then-existing lenders under its revolving credit facility (as amended or supplemented from time to time, the “Revolving Credit Facility”). The Company replaced the Revolving Credit Facility with a 4.5-year senior secured term loan facility (the “Initial Centre Lane Facility”) with an affiliate of Centre Lane Partners, LLC (“Centre Lane”) as Administrative Agent and Collateral Agent, and the other lenders from time to time party thereto (collectively, the “Lenders”). The Initial Centre Lane Facility is governed by the terms of the Senior Securred Credit Agreement, dated June 16, 2017, as amended by the First Amendment, dated August 17, 2017 (the “First Centre Lane Amendment”), the Limited Waiver and Second Amendment, dated October 11, 2017, the Second Limited Waiver and Third Amendment, dated January 9, 2018, the Third Limited Waiver, dated March 30, 2018, and the Fourth Amendment (the “Fourth Amendment”), dated April 13, 2018 (collectively, “the Centre Lane Facility”). While not a party to the Centre Lane Facility, entities associated with Wynnefield Capital, Inc., the Company’s largest equity investor, funded $6.0 million of the Centre Lane Facility. After payment of the Revolving Credit Facility and fees associated with both the Initial Centre Lane Facility and the First Centre Lane Amendment, net cash proceeds were $15.3 million.

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

The Initial Centre Lane Facility requires payment of an annual administration fee of $25,000 and an upfront fee equal to 7% of the aggregate commitments provided under the Centre Lane Facility. The upfront fee bears interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus 19% annual payable-in-kind (“PIK”) interest. The upfront fee is payable upon the earlier of maturity or the occurrence of certain events, including significant debt prepayments or asset sales that may occur prior to maturity. In addition to those fees, the First Centre Lane Amendment also requires the Company to pay an upfront fee equal to 7% of the First-Out Loan commitments, which bears interest at the same rate as the initial upfront fee, and an exit fee equal to 7% of the aggregate outstanding principal amount of the First-Out Loan commitments, which is payable upon the maturity date of the First-Out Loan.

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

On March 30, 2018, the Company entered into a Third Limited Waiver to the Centre Lane Facility, which extended the delivery date of the 2017 Report and the time period for the required payment of the $0.3 million net cash proceeds from the sale of the office building in Heerlen, Netherlands, which was sold in March 2018, until May 31, 2018.

On April 13, 2018, the Company entered into the Fourth Amendment to the Centre Lane Facility, which:

•	Extended the first required date for the Company to satisfy the total leverage and fixed charge coverage ratios to September 30, 2019.
•

Waived the requirement under the Centre Lane Facility to prepay $3.7 million of future extraordinary cash receipts and any event of default that would otherwise result from failure to pay such amounts (including the $0.3 million net cash proceeds from the sale of the Heerlen office building and $2.1 million cash proceeds from the sale of pre-petition receivables due from Westinghouse).

•	Provided a $3.0 million Incremental Loan Commitment, which can be drawn upon in minimum increments of $1.0 million, which, if utilized, bears interest at the greater of LIBOR plus 19% or 50%.
•	Assessed a 1% unused line fee on the Incremental Loan Commitment.
•	Required a payment of a $0.5 million exit fee, due and payable on May 31, 2019.
•

Required a mandatory prepayment of all the obligations due and payable under the Centre Lane Facility on the earlier of (i) May 31, 2019, (ii) the date Williams Industrial Services Group, LLC and its subsidiaries are sold or (iii) the date of acceleration of the loans pursuant to an additional event of default.

The following table summarizes the Company’s long-term debt with Centre Lane:

(in thousands)	As of March 31, 2018
Term loan, due 2021	$25,832
Unamortized deferred financing costs	(829)
Long-term debt, net	$25,003

The Company’s effective rate on its outstanding debt was 20.9% and 20.3% as of March 31, 2018 and December 31, 2017, respectively.

Letters of Credit and Bonds

In line with industry practice, the Company is often required to provide letters of credit and surety and performance bonds to customers. These letters of credit and bonds provide credit support and security for the customer if the Company fails to perform its obligations under the applicable contract with such customer.

The interest rate on letters of credit issued under the Revolving Credit Facility letter of credit sublimit was 8.5% per annum at the time the Company refinanced its debt in mid-June 2017. To the extent that a letter of credit had an expiration date beyond the original Revolving Credit Facility maturity date of February 21, 2017, cash collateral of an amount equal to 105% of the face amount of such letter of credit was provided as security for all reimbursement and other letter of credit obligations.

As of March 31, 2018, the Company had $8.8 million outstanding standby letters of credit that were originally issued under the Revolving Credit Facility and there were no amounts drawn upon these letters of credit. As of March 31, 2018, the Company provided cash collateral of $9.3 million for letters of credit with expiry dates beyond the Revolving Credit Facility’s original maturity date. In addition, as of March 31, 2018, the Company had outstanding surety bonds on projects of $32.0 million. The Centre Lane Facility does not provide for letters of credit; therefore, the Company is currently unable to obtain new letters of credit.

Deferred Financing Costs

Deferred financing costs are amortized over the terms of the related debt facilities using the effective yield method. Total interest expense associated with the amortization of deferred financing costs on the Centre Lane Facility was less than $0.1 million for the three months ended March 31, 2018. Total interest expense associated with the amortization of deferred financing costs on the Company’s Revolving Credit Facility was less than $0.1 million for the three months ended March 31, 2017.

As of March 31, 2018 and December 31, 2017, the Company had total unamortized deferred financing costs of $0.8 million $0.9 million, respectively, related to the Centre Lane Facility, which were included in long-term debt, net on the accompanying condensed consolidated balance sheets.

NOTE 9—FINANCIAL INSTRUMENTS

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

The Company’s financial instruments as of March 31, 2018 and 2017 consisted primarily of cash and cash equivalents, restricted cash, receivables, payables and debt instruments. The carrying values of these financial instruments approximate their respective fair values, as they are either short-term in nature or carry interest rates that are periodically adjusted to market rates. The foreign currency forward exchange contracts previously disclosed in the Company’s Quarterly Report on Form 10-Q for the first quarter of 2017 were held by its discontinued operations.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Litigation and Claims

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

NOTE 11—STOCK-BASED COMPENSATION PLANS

During the first quarters of 2018 and 2017, no awards were granted under the Company’s stock-based compensation plans. The stock-based compensation expense for the three months ended March 31, 2018 and 2017 was $0.2 million and $0.7 million, respectively, and was included in general and administrative expenses on the Company’s condensed consolidated statements of operations

On April 16, 2018, the Company granted 129,410 service-based restricted stock awards outside of the 2015 Equity Incentive Plan to its four non-employee directors, at a grant date fair value of $2.33 per share with a vesting period of four years. Because the Company had not granted restricted stock awards to its directors since 2015, a portion of the total awards vested on the grant date. In addition, due to the resignation of six non-employee members of the Company’s Board of Directors, on April 11, 2018, a total of 4,545 shares of previously granted restricted stock awards vested.

On May 16, 2018, the Company granted 109,192 service-based restricted stock awards outside of the 2015 Equity Incentive Plan to its four non-employee directors, at a grant date fair value of $2.20 per share with a vesting period of four years.

NOTE 12—SUBSEQUENT EVENT

In April 2018, the Company entered into an agreement with a third party financial institution and sold its outstanding receivable due for pre-petition services rendered to Westinghouse on two projects for proceeds of $2.1 million.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q and its exhibits contain or incorporate by reference various forward-looking statements that express a belief, expectation or intention or are otherwise not statements of historical fact. Forward-looking statements generally use forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast” and other words that convey the uncertainty of future events or outcomes. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. Investors should not place undue reliance on any of these forward-looking statements. Except as required by law, we undertake no obligation to further update any such statements, or the risk factors described in our 2017 Report under the heading “Item 1A. Risk Factors,” to reflect new information, the occurrence of future events or circumstances or otherwise. Forward-looking statements may include information concerning the following, among other items:

•	our high level of indebtedness;
•	our ability to make interest and principal payments on our debt and satisfy the financial and other covenants contained in the Centre Lane Facility;
•	our ability to enter into new lending facilities and to access letters of credit;
•	our ability to generate sufficient cash resources to continue funding operations;
•	our pending putative securities class action;
•	our material weaknesses in internal control over financial reporting and our ability to maintain effective controls over financial reporting in the future;
•	changes in our senior management, financial reporting and accounting teams;
•	our ability to timely prepare and file our periodic reports;
•	a failure to implement our business strategies, including our potential inability to successfully divest additional assets to reduce debt;
•	a failure to realize liquidity, operating and growth initiatives and opportunities;
•	our competitive position;
•	market outlook and trends in our industry;
•	our contract backlog and related amounts to be recognized as revenue;
•	our expected financial condition;
•	our future cash flows;
•	our expected results of operations;
•	future capital and other expenditures;
•	availability of raw materials and inventories;
•	plans and objectives of management;
•	future income tax payments and utilization of net operating loss (“NOL”) and foreign tax credit carryforwards, including any impact relating to the Tax Act;
•	future compliance with orders of and agreements with regulatory agencies;
•	expected outcomes of legal or regulatory proceedings and their expected effects on our results of operations; and
•	any other statements regarding future growth, future cash needs, future operations, business plans and future financial results.

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

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. Investors should consider the areas of risk and uncertainty described above, as well as those discussed in the 2017 Report under the heading “Item 1A. Risk Factors.” Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and we caution investors not to rely upon them unduly.

The following discussion provides an analysis of the results of continuing operations, an overview of our liquidity and capital resources and other items related to our business. During the fourth quarter of 2017, we made the decision to exit and sell our Electrical Solutions segment. Additionally, in the third quarter of 2017, we made the decision to exit and sell substantially all of the operating assets and liabilities of our Mechanical Solutions segment. We determined that the decision to exit each of those segments met the definition of a discontinued operation. As a result, those segments have been presented as discontinued operations for all periods presented. In October 2017, we sold substantially all of the operating assets and liabilities of our Mechanical Solutions segment, including our manufacturing facility in Mexico. Unless otherwise specified, the financial information and discussion in this Form 10-Q are as of and for the three months ended March 31, 2018 and are based on our continuing operations; they exclude any results of our discontinued operations. Please refer to “Note 4—Changes in Business” to the condensed consolidated financial statements included in this Form 10-Q for additional information on our discontinued operations.

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Form 10-Q and our audited consolidated financial statements and notes thereto included in the 2017 Report.

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

The following table summarizes our backlog:

(in thousands)	March 31, 2018	December 31, 2017
Backlog	$150,090	$137,691

Backlog as of March 31, 2018 increased $12.4 million from December 31, 2017. The increase was driven primarily by two new contracts in other industrial areas such as wastewater treatment, which accounted for $6.0 million of the increase. Construction activities at Plant Vogtle Units 3 & 4 expanded during the first quarter of 2018 and contributed an incremental $5.6 million to backlog.

Results of Operations

The following summary and discussion of our results of operations is based on our continuing operations and excludes any results of our discontinued operations.

	Three Months Ended March 31,
(in thousands)	2018	2017
Revenue	$43,121	$45,632
Cost of revenue	36,671	47,187
Gross profit	6,450	(1,555)

Selling and marketing expenses	426	567
General and administrative expenses	6,460	7,825
Restatement expenses	130	1,720
Depreciation and amortization expense	221	335
Total operating expenses	7,237	10,447
Operating loss	(787)	(12,002)

Interest expense, net	1,378	1,701
(Gain) loss on sale of business and net assets held for sale	—	(239)
Other (income) expense, net	(212)	(1)
Loss from continuing operations before income tax expense (benefit)	(1,953)	(13,463)
Income tax expense (benefit)	285	(1,838)
Loss from continuing operations	$(2,238)	$(11,625)

Revenue for the three months ended March 31, 2018 decreased $2.5 million compared with the corresponding period in 2017. The four primary drivers of the decrease were: the non-recurrence of the first quarter 2017 release to revenue of a $4.4 million liquidated damages contingent liability, which was originally recorded in 2015 and for which we received notice that the issues had been favorably resolved; a $3.3 million decline related to non-recurring nuclear, fossil fuel and other industrial projects; a $2.0 million decline due to the timing of a nuclear outage; and a $1.2 million decline due to the divestiture of Hetsco, Inc. in January 2017. These decreases in revenue were partially offset by an $8.4 million increase from construction activities at Plant Vogtle Units 3 & 4.

Gross profit for the three months ended March 31, 2018 increased $8.0 million compared with the corresponding period in 2017 and gross margin for the first quarter of 2018 was 15.0%. The first quarter of 2017 was negatively impacted by our recording $13.1 million of cost of goods sold to reflect new or revised estimated losses on three projects, but was partially offset by the $4.4 million related to the release of the contingent liability discussed above, which had no associated cost.

Operating loss for the three months ended March 31, 2018 decreased $11.2 million compared with the corresponding period in 2017 due to the increase in gross profit and a $3.2 million decrease in operating expenses. As discussed below, general and administrative expenses decreased $1.4 million compared with the corresponding period in 2017. Additionally, restatement expenses decreased $1.6 million compared with the corresponding period in 2017 due to the wind-down of restatement activities in conjunction with the March 15, 2017 filing of the Annual Report on Form 10-K for the year ended December 31, 2015, which included the restatement of certain prior period financial results.

General and Administrative Expenses

	Three Months Ended March 31,
(in thousands)	2018	2017
Labor-related expenses	$3,820	$4,513
Stock-based compensation expense	161	691
Professional fees	1,466	875
Other expenses	1,013	1,746
Total	$6,460	$7,825

Total general and administrative expenses for the three months ended March 31, 2018 decreased $1.4 million compared with the corresponding period in 2017 due primarily to a $0.7 million decrease in labor-related expenses, of which $0.5 million was attributed to a decrease in bonus expense. In addition, stock-based compensation expense decreased $0.5 million compared with the corresponding period in 2017. Furthermore, other expenses decreased $0.7 million compared with the corresponding period in 2017 primarily as a result of a $0.2 million decrease in bank fees and a $0.2 million decrease in computer software expenses. These decreases were partially offset by an increase in professional fees related to our strategic alternative activities.

Other (Income) Expense, Net

	Three Months Ended March 31,
(in thousands)	2018	2017
Interest expense, net	$1,378	$1,701
(Gain) loss on sale of business and net assets held for sale	—	(239)
Other (income) expense, net	(212)	(1)
Total	$1,166	$1,461

Total other expense, net, decreased $0.3 million compared with the corresponding period in 2017 due primarily to a $0.3 million decrease in interest expense, net. The decrease in interest expense in the first quarter of 2018 resulted from a decrease in the weighted average outstanding debt balance compared with the corresponding period in 2017.

Income Tax Expense (Benefit)

	Three Months Ended March 31,
(in thousands)	2018	2017
Income tax expense (benefit)	$285	$(1,838)

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

For the three months ended March 31, 2018, we recorded income tax expense from continuing operations of $0.3 million, or (14.6)% of pretax loss from continuing operations, compared with income tax benefit from continuing operations of $1.8 million, or 13.7% of pretax loss from continuing operations, in the corresponding period of 2017. The difference between our effective tax rate and the federal statutory tax rate for the three months ended March 31, 2018 and 2017 was primarily related to the full valuation allowance recorded on our U.S. and Mexico deferred tax assets. The increase in income tax provision from continuing operations for the three months ended March 31, 2018 compared with the corresponding period in 2017 was primarily related to a reduction in net deferred tax liabilities from a $2.2 million decrease in indefinite-lived intangibles deferred tax liabilities that cannot be used to offset deferred tax assets subject to valuation allowance as a result of the disposition of Hetsco, which was a discrete event in the first quarter of 2017.

Discontinued Operations

See “Note 4—Changes in Business” to the unaudited condensed consolidated financial statements included in this Form 10-Q for information regarding discontinued operations.

Liquidity and Capital Resources

During the three months ended March 31, 2018, we continued to have significant liquidity constraints. Our principal sources of liquidity were cash provided by operating activities and proceeds from the sale of a building in Heerlen, Netherlands. Our principal uses of cash were to pay for customer contract-related material, labor and subcontract labor, operating expenses and interest expense on the Centre Lane Facility. See discussion in “Note 2—Liquidity” to the unaudited condensed consolidated financial statements included in this Form 10-Q.

Net Cash Flows

Our net consolidated cash flows, including cash flows related to discontinued operations, consisted of the following:

	Three Months Ended March 31,
Statement of Cash Flow Data (in thousands)	2018	2017
Cash flows provided by (used in):
Operating activities	$2,207	$6,370
Investing activities	265	19,919
Financing activities	(186)	(19,798)
Effect of exchange rate changes on cash	—	71
Net change in cash and cash equivalents	$2,286	$6,562

Cash and Cash Equivalents

As of March 31, 2018, our operating unrestricted cash and cash equivalents increased $3.4 million to $8.0 million from $4.6 million as of December 31, 2017. As of March 31, 2018, the operating cash balance of $8.0 million was held in U.S. bank accounts. During the three months ended March 31, 2018, we primarily funded our business objectives and operations through cash flow from operating activities and proceeds from the sale of a building in Heerlen, Netherlands.

Operating Activities

Cash flows from operating activities result primarily from earnings sources and are affected by changes in operating assets and liabilities, which consist primarily of working capital balances related to our projects. For the three months ended March 31, 2018, cash provided by operating activities decreased $4.2 million compared with the corresponding period in 2017 due primarily to a decrease in our working capital.

During the three months ended March 31, 2018, our working capital decreased $2.8 million, or 8.9%, from December 31, 2017. Current assets decreased $10.8 million during the first three months of 2018, due primarily to a $7.2 million decrease in accounts receivable, net, and a $2.4 million decrease in current assets of discontinued operations. These decreases were partially offset by a $3.4 million increase in cash and cash equivalents. Current liabilities decreased $7.9 million during the first three months of 2018 due primarily to a $5.3 million decrease in current liabilities of discontinued operations, partially offset by a $1.9 million increase in accrued compensation and benefits.

Investing Activities

For the three months ended March 31, 2018, net cash provided by investing activities decreased $19.7 million due primarily to $20.2 million in net proceeds received as a result of the divestiture of Hetsco in January 2017. No significant divestitures occurred during the three months ended March 31, 2018.

Financing Activities

For the three months ended March 31, 2018, net cash used in financing activities decreased $19.6 million due primarily to borrowings and repayments on our previously outstanding Revolving Credit Facility. This facility was refinanced and replaced with the Centre Lane Facility in June 2017. During the three months ended March 31, 2018, the Company did not borrow against or make any repayments of principal under the Centre Lane Facility. For additional information, please refer to “Note 8—Debt” to the condensed consolidated financial statements included in this Form 10-Q

Effect of Exchange Rate Changes on Cash

For the three months ended March 31, 2018, our cash flows were not impacted by fluctuations in foreign currency. For the three months ended March 31, 2017, the effect of exchange rate changes increased cash by less than $0.1 million, primarily resulting from fluctuations in the Euro and the Mexican Peso against the U.S. Dollar.

Dividends

We have not declared dividends since the first quarter of 2015 and do not anticipate declaring dividends in the near term. As of March 31, 2018, the terms of our Centre Lane Facility restricted our ability to pay dividends. In addition, the timing and amounts of any dividends would be subject to determination and approval by our Board of Directors. Dividends reported on the unaudited condensed consolidated statements of cash flows included in this Form 10-Q are related to dividends on unvested restricted stock awards and units granted under pre-2014 long-term incentive compensation plans and are not related to a declared dividend.

Liquidity Outlook

In April 2018, as part of the Fourth Amendment to the Centre Lane Facility, we negotiated a $3.0 million Incremental Loan Commitment that can be drawn upon in minimum increments of $1.0 million. This Loan Commitment can provide us with emergency funding in the event of a cash shortfall. However, the Centre Lane Facility does not provide us with the ability to issue new letters of credit. We are actively pursuing other financing opportunities, which could provide additional liquidity through new borrowings and the release of restricted cash currently collateralizing our standby letters of credit that were issued under the previous Revolving Credit Facility. The Fourth Amendment required a mandatory prepayment of all the obligations due and payable under the Centre Lane Facility on the earlier of (i) May 31, 2019, (ii) the date Williams Industrial Services Group, LLC and its subsidiaries are sold, or (iii) the date of acceleration of the loans pursuant to an additional event of default.

The Company is currently negotiating the reduction of the face amount or complete elimination of several of its largest letters of credit with the end beneficiaries. If successful, the Company will use the released restricted cash currently collateralizing the letters of credit, excluding the $1.1 million specifically identified in the Fourth Amendment to the Centre Lane Facility, to pay down its term loan under the Centre Lane Facility. Additionally, discussions with multiple parties for an asset-based loan (“ABL”) have resumed after the Company resolved several contingencies that previously prevented the Company from closing on an ABL.

As discussed in the 2017 Report under the heading “Item 1. Business,” at the time we filed the 2017 Report, we were evaluating strategic alternatives for Global Power, including the potential sale of the Company. The Board has since concluded that a potential sale of the Company or Williams Industrial Services Group, LLC and its subsidiaries is not currently in the best interests of the shareholders. We are aggressively pursuing the sale of the Electrical Solutions segment. Should a sale occur, the net proceeds would be used to further reduce the outstanding term loan under the Centre Lane Facility. Additionally, in April 2018, we began implementing our plan to significantly reduce our corporate headquarters costs, including the reduction of the Board from twelve members to five and the elimination of several executive positions. Although we are aggressively working to reduce general and administrative expenses, our 2018 results of operations will be impacted by severance and other restructuring expenses. We will continue to execute our cost reduction plan during the remainder of 2018.

For additional information, please refer to “Note 2— Liquidity” to the condensed consolidated financial statements included in this Form 10-Q.

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

As of March 31, 2018, we had a contingent liability for issued and outstanding standby letters of credit, generally issued to secure performance on customer contracts. As of March 31, 2018, we had $8.8 million of outstanding standby letters of credit that were originally issued under the Revolving Credit Facility and there were no amounts drawn upon these letters of credit. In addition, as of March 31, 2018, we had outstanding surety bonds on projects of $32.0 million. Our subsidiaries also provide financial guarantees for certain contractual obligations in the ordinary course of business.

Critical Accounting Policies

On January 1, 2018, we adopted ASC Topic 606, “Revenue from Contracts with Customers.” In connection with the adoption, we implemented certain changes to our accounting policies and processes related to revenue recognition. For additional information on changes to our revenue recognition accounting policy, please refer to “Note 5—Revenue” to the condensed consolidated financial statements included in this Form 10-Q. There were no other material changes to our critical accounting policies as set forth in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2017 Report, during the three months ended March 31, 2018.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4.     Controls and Procedures.

The Company has evaluated, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures as of March 31, 2018. This is done in order to ensure that information the Company is required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2018, due to the material weaknesses described in “Item 9A. Controls and Procedures” of the Company’s 2017 Report.

To address these control weaknesses, the Company performed additional analysis and performed other procedures in order to prepare the unaudited condensed consolidated financial statements in accordance with accounting principles generally accepted in the U.S.

Notwithstanding the material weaknesses, management has concluded that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material aspects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Changes in Internal Controls over Financial Reporting

Under the applicable SEC rules (Exchange Act Rules 13a-15(f) and 15d-15(f)), management is required to evaluate any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As discussed in “Item 9A. Controls and Procedures” of the 2017 Report, we have undertaken a broad range of remedial procedures to address material weaknesses in our internal control over financial reporting. These remedial procedures continued throughout the three months ended March 31, 2018 and will continue throughout the remainder of 2018.

On January 1, 2018, we adopted ASC Topic 606, “Revenue from Contracts with Customers.” In connection with the adoption, we implemented certain changes to our processes and controls related to revenue recognition. These changes included the development of new policies and practices based on the five-step model outlined in ASC Topic 606, new contract review requirements and new processes and controls related to the additional disclosure requirements. In April 2018, we closed our internal audit department and reassigned that department’s responsibilities to other departments throughout the organization. While we continue to implement remediation efforts and design enhancements to our internal control procedures, we believe there were no other changes to our internal control over financial reporting that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.Legal Proceedings.

The information included in “Note 10—Commitments and Contingencies” to the unaudited condensed consolidated financial statements in this Form 10-Q is incorporated by reference into this Item.

Item 1A.Risk Factors.

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. There have not been any material changes to our risk factors from those reported in our 2017 Report.

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

10.2

Third Limited Waiver to Senior Secured Credit Agreement, dated March 30, 2018, by and among Global Power Equipment Group Inc., as Borrower, the Lenders party thereto, and Centre Lane Partners Master Credit Fund II, L.P., as Administrative Agent and Collateral Agent (filed as Exhibit 10.58 to our Form 10-K filed with the Commission on April 16, 2018 and incorporated herein by reference).

10.3

Fourth Amendment to Senior Secured Credit Agreement, dated April 13, 2018, by and among Global Power Equipment Group Inc., as Borrower, the Lenders party thereto, and Centre Lane Partners Master Credit Fund II, L.P., as Administrative Agent and Collateral Agent (filed as Exhibit 10.59 to our Form 10-K filed with the Commission on April 16, 2018 and incorporated herein by reference).

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

GLOBAL POWER EQUIPMENT GROUP INC.

Date: May 21, 2018	By:	/s/ Erin Gonzalez
Erin Gonzalez,
Chief Financial Officer (Duly authorized officer and principal financial officer of the registrant)