Form 10-Q
period 2018-06-30
Williams Industrial Services Group Inc.
filed 2018-08-14
CIK 1136294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File No. 001-16501

Williams Industrial Services Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	73-1541378
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 E. Las Colinas Blvd., Suite 400

Irving, TX 75039

(Address of principal executive offices) (Zip code)

(214) 574-2700

(Registrant’s telephone number, including area code)

Global Power Equipment Group Inc.

(Former name, former address and former fiscal year, if changed since last report)

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

As of August 9, 2018, there were 18,498,982 shares of common stock of Williams Industrial Services Group Inc. outstanding.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$5,136	$4,594
Restricted cash	6,568	11,562
Accounts receivable, net of allowance of $1,014 and $1,568, respectively	21,613	26,060
Costs and estimated earnings in excess of billings	14,115	11,487
Other current assets	1,638	4,006
Current assets of discontinued operations	21,271	27,922
Total current assets	70,341	85,631

Property, plant and equipment, net	1,175	1,712
Goodwill	35,400	35,400
Intangible assets	12,500	12,500
Other long-term assets	1,545	573
Total assets	$120,961	$135,816

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,269	$5,080
Accrued compensation and benefits	10,516	7,481
Billings in excess of costs and estimated earnings	6,106	7,049
Other current liabilities	5,199	5,552
Current liabilities of discontinued operations	22,364	28,802
Total current liabilities	49,454	53,964
Long-term debt, net	25,717	24,304
Deferred tax liabilities	10,324	9,921
Other long-term liabilities	1,496	2,390
Long-term liabilities of discontinued operations	2,406	3,110
Total liabilities	89,397	93,689
Commitments and contingencies (Note 8 and 10)
Stockholders’ equity:
Common stock, $0.01 par value, 170,000,000 shares authorized and 19,715,605 and 19,360,026 shares issued, respectively, and 18,486,758 and 17,946,386 shares outstanding, respectively	197	193
Paid-in capital	79,823	78,910
Retained earnings (deficit)	(48,444)	(36,962)
Treasury stock, at par (1,228,847 and 1,413,640 common shares, respectively)	(12)	(14)
Total stockholders’ equity	31,564	42,127
Total liabilities and stockholders’ equity	$120,961	$135,816

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Revenue	$47,975	$57,981	$91,096	$103,613
Cost of revenue	41,228	51,227	77,899	98,414

Gross profit	6,747	6,754	13,197	5,199

Selling and marketing expenses	476	717	902	1,284
General and administrative expenses	9,751	8,593	16,341	18,138
Depreciation and amortization expense	220	329	441	664
Total operating expenses	10,447	9,639	17,684	20,086

Operating loss	(3,700)	(2,885)	(4,487)	(14,887)

Interest expense, net	2,397	2,243	3,775	3,944
Gain on sale of business and net assets held for sale	—	—	—	(239)
Other (income) expense, net	(293)	1	(505)	—
Total other (income) expenses, net	2,104	2,244	3,270	3,705

Loss from continuing operations before income tax expense (benefit)	(5,804)	(5,129)	(7,757)	(18,592)
Income tax expense (benefit)	220	300	505	(1,538)
Loss from continuing operations	(6,024)	(5,429)	(8,262)	(17,054)

Loss from discontinued operations before income tax expense (benefit)	(2,195)	(4,523)	(3,903)	(8,767)
Income tax expense (benefit)	(725)	241	(683)	1,220
Loss from discontinued operations	(1,470)	(4,764)	(3,220)	(9,987)

Net loss	$(7,494)	$(10,193)	$(11,482)	$(27,041)

Basic loss per common share
Loss from continuing operations	$(0.33)	$(0.31)	$(0.46)	$(0.97)
Loss from discontinued operations	(0.08)	(0.27)	(0.18)	(0.57)
Basic loss per common share	$(0.41)	$(0.58)	$(0.64)	$(1.54)

Diluted loss per common share
Loss from continuing operations	$(0.33)	$(0.31)	$(0.46)	$(0.97)
Loss from discontinued operations	(0.08)	(0.27)	(0.18)	(0.57)
Diluted loss per common share	$(0.41)	$(0.58)	$(0.64)	$(1.54)

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Net loss	$(7,494)	$(10,193)	$(11,482)	$(27,041)
Foreign currency translation adjustment	—	1,507	—	2,096
Comprehensive loss	$(7,494)	$(8,686)	$(11,482)	$(24,945)

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Shares			Retained
	$0.01 Per Share		Paid-in	Earnings	Treasury Shares
(in thousands, except share data)	Shares	Amount	Capital	(deficit)	Shares	Amount	Total
Balance, December 31, 2017	19,360,026	$193	$78,910	$(36,962)	(1,413,640)	$(14)	$42,127
Issuance of restricted stock units	355,579	4	(4)	—	308,523	4	4
Tax withholding on restricted stock units	—	—	(326)	—	(123,730)	(2)	(328)
Stock-based compensation	—	—	1,243	—	—	—	1,243
Net loss	—	—	—	(11,482)	—	—	(11,482)
Balance, June 30, 2018	19,715,605	$197	$79,823	$(48,444)	(1,228,847)	$(12)	$31,564

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2018	2017
Operating activities:
Net loss	$(11,482)	$(27,041)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net loss from discontinued operations	3,220	9,987
Deferred income tax expense (benefit)	403	(1,602)
Depreciation and amortization on plant, property and equipment and intangible assets	441	664
Amortization of deferred financing costs	219	81
Loss on disposals of property, plant and equipment	210	30
Gain on sale of business and net assets held for sale	—	(239)
Bad debt expense	(67)	45
Stock-based compensation	507	1,429
Payable-in-kind interest	1,301	531
Changes in operating assets and liabilities, net of business sold:
Accounts receivable	4,514	(6,212)
Costs and estimated earnings in excess of billings	(2,628)	4,379
Other current assets	2,368	5,928
Other assets	(1,079)	2,572
Accounts payable	189	(1,008)
Accrued and other liabilities	2,608	(4,110)
Billings in excess of costs and estimated earnings	(943)	1,475
Net cash provided by (used in) operating activities, continuing operations	(219)	(13,091)
Net cash provided by (used in) operating activities, discontinued operations	(4,110)	7,374
Net cash provided by (used in) operating activities	(4,329)	(5,717)
Investing activities:
Proceeds from sale of business, net of restricted cash and transaction costs	—	20,206
Purchase of property, plant and equipment	(114)	(11)
Other investing activities	—	3,286
Net cash provided by (used in) investing activities, continuing operations	(114)	23,481
Net cash provided by (used in) investing activities, discontinued operations	319	(573)
Net cash provided by (used in) investing activities	205	22,908
Financing activities:
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(328)	(223)
Debt issuance costs	—	(1,704)
Dividends paid	—	(9)
Proceeds from long-term debt	—	161,599
Payments of long-term debt	—	(165,515)
Net cash provided by (used in) financing activities, continuing operations	(328)	(5,852)
Net cash provided by (used in) financing activities, discontinued operations	—	—
Net cash provided by (used in) financing activities	(328)	(5,852)
Effect of exchange rate change on cash, continuing operations	—	25
Effect of exchange rate change on cash, discontinued operations	—	261
Effect of exchange rate change on cash	—	286
Net change in cash, cash equivalents and restricted cash	(4,452)	11,625
Cash, cash equivalents and restricted cash, beginning of period	16,156	11,570
Cash, cash equivalents and restricted cash, end of period	$11,704	$23,195

Supplemental Disclosures:
Cash paid for interest	$1,498	$3,416
Cash paid for income taxes, net of refunds	$16	$992
Noncash repayment of revolving credit facility	$—	$(36,224)
Noncash upfront fee related to senior secured term loan facility	$—	$(3,150)

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Business

Effective June 29, 2018, Global Power Equipment Group Inc. changed its name to Williams Industrial Services Group Inc. (“Williams,” the “Company,” “we,” “us” or “our”) to better align its name with the Williams business. The Company’s stock began trading on the OTC Pink® Marketplace under the new ticker symbol “WLMS.” Williams has been safely helping plant owners and operators enhance asset value for more than 50 years. The Company provides a broad range of general and specialty construction, maintenance and modification, and plant management support services to the nuclear, hydro and fossil power generation, pulp and paper, refining, petrochemical and other process and manufacturing industries. The Company’s mission is to be the preferred provider of construction, maintenance, and specialty services through commitment to superior safety performance, focus on innovation, and dedication to delivering unsurpassed value to its customers.

Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) on a basis consistent with that used in the Annual Report on Form 10-K for the year ended December 31, 2017 filed by the Company with the United States (the “U.S.”) Securities and Exchange Commission (“SEC”) on April 16, 2018 (the “2017 Report”) and include all normal recurring adjustments necessary to present fairly the unaudited condensed consolidated balance sheets and statements of operations, comprehensive loss, cash flows and stockholders’ equity for the periods indicated. All significant intercompany transactions have been eliminated. These notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the 2017 Report. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and six month periods are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2—LIQUIDITY

The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which assumes that it will be able to meet its obligations and continue its operations during the twelve-month period following the issuance of this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2018 (this “Form 10-Q”). These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Management has assessed the Company’s financial condition and has concluded that the following factors, taken in the aggregate, raise substantial doubt regarding the Company’s ability to continue as a going concern for the twelve-month period following the issuance of this Form 10-Q:

•	For the past several years, the Company has incurred both net losses and negative cash flows from operations.
•	For the three and six months ended June 30, 2018, the Company had a net loss (including discontinued operations) of $7.5 million and $11.5 million, respectively.
•

As of both June 30, 2018 and December 31, 2017, Koontz-Wagner Custom Controls Holdings LLC (“Koontz-Wagner”), a wholly owned subsidiary of the Company and the sole component of the Electrical Solutions segment was presented as a discontinued operation. However, Koontz-Wagner has continued to incur operating losses resulting in its bankruptcy filing in July 2018. Please refer to “Note 12–Subsequent Events” for additional discussion on the bankruptcy filing.

•

The Company’s liquidity has been, and is currently projected to remain, very constrained. The Company’s lack of access to readily available capital resources and unexpected delays in collecting projected cash receipts could create significant liquidity problems.

•

Under the Centre Lane Facility (as defined below), tax refunds and/or any extraordinary receipts in excess of $0.5 million in the aggregate in any fiscal year, with the exception of $3.7 million of certain future cash receipts waived in the Fourth Amendment (as defined below), must be used to prepay amounts outstanding under the Centre Lane Facility.

•

The Fourth Amendment to the Centre Lane Facility required prepayment of all outstanding amounts due and payable on the earlier of (i) May 31, 2019, (ii) the date Williams Industrial Services Group, LLC and its subsidiaries are sold or (iii) the date of acceleration of the loans pursuant to an additional event of default.

Management’s mitigation plans, which aim to alleviate the factors that caused the substantial doubt, include the following:

•

In July 2018, the Company entered into a Fifth Amendment to the Centre Lane Facility (as defined below) which extended the required prepayment of all outstanding amounts due and payable to the earlier of April 1, 2020 or the date of acceleration of loans pursuant to an additional event of default.

•	The Fifth Amendment to the Centre Lane Facility also extended the first required date for the Company to satisfy the total leverage and fixed charge coverage ratios to June 30, 2020.
•

In April 2018, as part of the Fourth Amendment to the Centre Lane Facility, the Company negotiated a $3.0 million Incremental Loan Commitment the Company can draw upon in minimum increments of $1.0 million. This Loan Commitment can provide emergency funding to the Company in the event of a cash shortfall.

•

The Company aggressively pursued the sale of Koontz-Wagner while concurrently initiating the closure of one of Koontz-Wagner’s leased facilities to streamline its operations in an effort to curtail further losses and negative cash flows. The Company was ultimately unsuccessful in completing the sale, and on July 11, 2018, Koontz-Wagner filed for bankruptcy protection under Chapter 7 of the U.S. Bankruptcy Code (the “Code”). Koontz-Wagner used $3.6 million of cash during the first six months of 2018. The Company could incur additional liabilities associated with the shutdown of Koontz-Wagner. Please refer to “Note 12–Subsequent Events” for additional discussion on the bankruptcy filing.

•

With the more streamlined company structure resulting from the completed disposal of Mechanical Solutions and the bankruptcy of Koontz-Wagner, the Company accelerated plans to significantly reduce its corporate headquarters costs, including headcount.

While management believes its mitigation plans alleviate the substantial doubt regarding the Company’s ability to continue as a going concern during the ensuing twelve-month period, there can be no assurances management will be successful, and investors could lose the full value of their investment in the Company’s common stock if bankruptcy protection is ultimately sought.

NOTE 3—RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In the first quarter of 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-18, “Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” ASU 2016-18 requires an entity to include in its cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. The Company adopted ASU 2016-18 on a retrospective basis, and net transfers of restricted cash of $5.0 million and $2.6 million have been presented in net change in cash and cash equivalents in the condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017, respectively.

In the first quarter of 2018, the Company adopted ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 requires an entity to classify distributions received from equity method investees in the statement of cash flows using either the cumulative earnings approach or the nature of distribution approach. The Company adopted ASU 2016-15 on a retrospective basis and elected to classify distributions received from its equity method investees using the cumulative earnings approach. The adoption of ASC 2016-15 did not have an impact on the condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017, respectively.

In the first quarter of 2018, the Company adopted ASU 2014-09 (ASC Topic 606), “Revenue from Contracts with Customers,” and the related ASUs, which provided new guidance for revenue recognized from contracts with customers and replaced the previously existing revenue recognition guidance. ASU 2014-09 requires that revenue be recognized at an amount the Company is entitled to upon transferring control of goods or services to customers, as opposed to when risks and rewards transfer to a customer. The Company adopted ASC Topic 606 using the modified retrospective method, and accordingly, the new guidance was applied retrospectively to contracts that were not completed as of December 31, 2017. Results for operating periods beginning after January 1, 2018 are presented under ASC Topic 606, while comparative information for prior periods has not been restated and continues to be reported in accordance with the accounting standards in effect for those periods. The adoption of ASC Topic 606 did not result in changes to the method or timing of revenue recognized and did not have a material impact on the Company’s financial position, results of operations and cash flows as of and for the three and six months ended June 30, 2018.

There was no material difference in the Company’s results for the three and six months ended June 30, 2018 with application of ASC Topic 606 on its contracts and what results would have been if such contracts had been reported using accounting standards previously in effect for such contracts. The Company elected to utilize the modified retrospective transition practical expedient that allows the Company to evaluate the impact of contract modifications as of January 1, 2018 rather than evaluating the impact of the modifications at the time they occurred. There was no material impact associated with the election of this practical expedient.

The Company also elected to utilize the practical expedient to recognize revenue in the amount to which it has a right to invoice for services performed when it has a right to consideration from a customer in an amount that corresponds directly with the value of its performance completed to date.

Please refer to “Note 5–Revenue” for additional discussion of the Company’s revenue recognition accounting policies and expanded disclosures required by ASC Topic 606.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope of ASC Topic 718, “Compensation–Stock Compensation” and applies to all share-based payment transactions to nonemployees in which a grantor acquires goods and services to be used or consumed in a grantor’s own operations by issuing share-based awards. Upon adoption of ASU 2018-07, an entity should only remeasure liability-classified awards that have not been settled by the date of adoption and equity-classified awards for which a measurement date has not been established through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. ASU 2018-07 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company does not expect the adoption of ASU 2018-07 to have a material impact on its financial position, results of operations and cash flows.

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which gives entities the option to reclassify the tax effects stranded in accumulated other comprehensive income as a result of the enactment of comprehensive tax legislation in December 2017, commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), to retained earnings. ASU 2018-02 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company does not expect the adoption of ASU 2018-02 to have a material impact on its financial position, results of operations and cash flows.

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

NOTE 4—CHANGES IN BUSINESS

Discontinued Operations

During the fourth quarter of 2017, the Company made the decision to exit and sell its Electrical Solutions segment (which is comprised solely of Koontz-Wagner, a wholly owned subsidiary of the Company) in an effort to reduce the Company’s outstanding term debt. The Company determined that the decision to exit this segment met the definition of a discontinued operation. As a result, this segment has been presented as a discontinued operation for all periods presented. As a result of the Company’s decision to sell the Electrical Solutions segment, the Company performed an impairment analysis on this segment’s finite- and indefinite-lived intangible assets (customer relationships and trade names, respectively) and determined that their carrying value exceeded their fair value. As a result, in the fourth quarter of 2017, the Company recorded an impairment charge of $9.7 million related to these intangible assets. After the impairment charge, the fair value of this segment’s intangible assets was zero at December 31, 2017. Determining fair value is judgmental in nature and requires the use of significant estimates and assumptions, considered to be Level 3 inputs. There were no other non-recurring fair value remeasurements related to the Electrical Solutions segment during the year ended December 31, 2017 or three and six months ended June 30, 2018.

In spite of the Company’s efforts, which included retaining financial advisors to sell all or part of Koontz-Wagner’s operations, inside or outside of a federal bankruptcy or state court proceeding (including Chapter 11 of Title 11 of the Code), the proposed disposition did not progress as planned due, primarily, to the absence of viable bids in the sale process, the inability of Koontz-Wagner to fund its ongoing operations or obtain financing to do so, and Koontz-Wagner’s deteriorating financial performance. As a result, on July 11, 2018, Koontz-Wagner filed a voluntary petition for relief under Chapter 7 of Title 11 of the Code with the U.S. Bankruptcy Court for the Southern District of Texas. The filing was for Koontz-Wagner only, not for the Company as a whole, and was completely separate and distinct from the Williams business and operations. Please refer to “Note 12 – Subsequent Events” for additional discussion on the bankruptcy filing.

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

The Company excluded an asset and liability from the sale of the Mechanical Solutions segment, which were comprised of the Company’s office building located in Heerlen, Netherlands and its liability for uncertain tax positions. The liability was included in long-term liabilities of discontinued operations in the June 30, 2018 and December 31, 2017 condensed consolidated balance sheets. The asset was included in current assets of discontinued operations in the December 31, 2017 condensed consolidated balance sheet. At the time the Heerlen office building met the “asset held for sale” criteria, its carrying value was $0.5 million; however, the Company subsequently determined that the building’s carrying value exceeded its fair value and, consequently, it recorded an impairment charge of $0.2 million during the fourth quarter of 2017. The impairment charge was included in loss from discontinued operations before income tax expense (benefit) in the consolidated statement of operations for the year ended December 31, 2017. After the impairment charge, the fair value of the Heerlen building was $0.3 million at December 31, 2017. Determining fair value is judgmental in nature and requires the use of significant estimates and assumptions, considered to be Level 3 inputs. There were no other non-recurring fair value remeasurements related to the

Mechanical Solutions segment during the year ended December 31, 2017.

On March 21, 2018, the Company closed on the sale of its office building in Heerlen, Netherlands for $0.3 million, resulting in an immaterial gain on sale, which was reflected in loss from discontinued operations before income tax expense (benefit) in the Company’s condensed consolidated statement of operations for the six months ended June 30, 2018.

In connection with the sale of its Mechanical Solutions segment, the Company entered into a transition services agreement with the purchaser to provide certain accounting and administrative services for an initial period of nine months. For each of the three and six months ended June 30, 2018, the Company provided $0.1 million and $0.2 million, respectively, in services for the purchaser, which was included in general and administrative expenses from continuing operations in the condensed consolidated statement of operations.

The following table presents a reconciliation of the carrying amounts of major classes of assets and liabilities of discontinued operations:

(in thousands)	June 30, 2018	December 31, 2017
Assets:
Accounts receivable	$5,465	$12,296
Inventories, net	483	178
Cost and estimated earnings in excess of billings	11,379	11,325
Other current assets	597	493
Property, plant and equipment, net	3,347	3,630
Current assets of discontinued operations*	$21,271	$27,922

Liabilities:
Accounts payable	$8,927	$7,004
Accrued compensation and benefits	1,315	1,191
Billings in excess of costs and estimated earnings	1,519	948
Accrued warranties	1,109	1,166
Other current liabilities	9,494	18,493
Current liabilities of discontinued operations	22,364	28,802
Liability for uncertain tax positions	2,406	3,110
Long-term liabilities of discontinued operations	2,406	3,110
Total liabilities of discontinued operations	$24,770	$31,912

* The total assets of discontinued operations were classified as current on the June 30, 2018 and December 31, 2017 condensed consolidated balance sheets because it was probable that a sale will occur and proceeds will be collected within one year.

The following table presents a reconciliation of the major classes of line items constituting the net income (loss) from discontinued operations. In accordance with GAAP, the amounts in the table below do not include an allocation of corporate overhead.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Revenue
Electrical Solutions	$6,197	$10,532	$19,041	$24,079
Mechanical Solutions	—	17,901	—	34,579
Total revenue	6,197	28,433	19,041	58,658
Cost of revenue
Electrical Solutions	6,868	12,560	20,323	27,730
Mechanical Solutions	—	14,963	—	28,493
Total cost of revenue	6,868	27,523	20,323	56,223

Selling and marketing expenses	234	1,141	173	2,410
General and administrative expenses	1,223	4,124	2,366	8,463
Gain on disposal - Mechanical Solutions	115	—	91	—
Other	(48)	168	(9)	329
Income (loss) from discontinued operations before income taxes	(2,195)	(4,523)	(3,903)	(8,767)
Income tax expense (benefit)	(725)	241	(683)	1,220
Income (loss) from discontinued operations	$(1,470)	$(4,764)	$(3,220)	$(9,987)

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

A summary of Hetsco’s income before income taxes for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Income before income taxes	$—	$—	$—	$489

NOTE 5—REVENUE

The Company provides a comprehensive range of maintenance, modification and construction support services for nuclear power plants and a wide range of utility and industrial customers in the fossil fuel, industrial gas, natural gas and petrochemical industries, as well as other industrial operations. The Company provides these services in the U.S. both on a constant presence basis and for discrete projects. The services the Company provides are designed to improve or sustain operating efficiencies and extend the useful lives of process equipment.

The Company’s contracts are awarded on a competitively bid and negotiated basis and the timing of revenue recognition is impacted by the terms of such contracts. The Company enters into a variety of contract structures, including cost plus reimbursement contracts and fixed-price contracts. The determination of contract structure is based on the scope of work, complexity and project length, and customer preference of contract terms. Cost plus contracts represent the majority of the Company’s contracts. There were no direct and incremental costs to the acquisition of a new contract that required a deferral of costs.

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

The majority of the Company’s contracts are in the form of master service agreements, basic ordering agreements and other similar agreements, and related subsequent purchase orders, contract work authorizations and other similar agreements. The Company’s purchase orders, contract work authorizations and other similar agreements are generally deemed to be single performance obligations, and its contracts with multiple performance obligations were not material during the three and six months ended June 30, 2018. The Company’s performance obligations are satisfied over time because the services provided create or enhance a customer-controlled asset. Therefore, the Company recognizes revenue in the same period the services are performed. For cost-plus reimbursement contracts, revenue is recognized when services are performed and contractually billable based on an agreed-upon price for the completed services or based on the agreed-upon hours incurred and agreed-upon hourly rates. Revenue on fixed-price contracts is recognized and invoiced over time using the cost-to-cost percentage-of-completion method. The Company does not adjust the price of the contract for the effects of a significant financing component. Change orders are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation.

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

Disaggregation of revenue

Disaggregated revenue by type of contract was as follows.

(in thousands)	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Cost-plus reimbursement contracts	$39,332	$73,109
Fixed-price contracts	8,643	17,987
Total	$47,975	$91,096

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

	June 30, 2018		December 31, 2017 (1)
(in thousands)	Asset	Liability	Asset	Liability
Costs and estimated earnings on contracts in progress	$45,735	$(1,886)	$22,274	$(422)
Billings on contracts in progress	(31,620)	(4,220)	(10,787)	(6,627)
Contracts in progress, net	$14,115	$(6,106)	$11,487	$(7,049)

(1)	Prior period amounts have not been adjusted for the adoption of ASC Topic 606 under the modified retrospective method.

For the three and six months ended June 30, 2018, the Company recognized revenue of approximately $2.4 million and $6.9 million, respectively, that was included in the corresponding contracts in progress liability balance at December 31, 2017.

Transaction price allocated to the remaining performance obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

(in thousands)	2019	2020	Thereafter	Total
Fixed-price contracts	$6,500	$6,500	$12,644	25,644

NOTE 6—EARNINGS (LOSS) PER SHARE

As of June 30, 2018, the Company’s 18,486,758 shares outstanding included 193,589 shares of contingently issued but unvested restricted stock. As of June 30, 2017, the Company’s 17,587,751 shares outstanding included 19,362 shares of contingently issued but unvested restricted stock. Restricted stock is excluded from the calculation of basic weighted average shares outstanding, but its impact, if dilutive, is included in the calculation of diluted weighted average shares outstanding.

Basic earnings (loss) per common share are calculated by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted earnings (loss) per common share are based on the weighted average common shares outstanding during the period, adjusted for the potential dilutive effect of common shares that would be issued upon the vesting and release of restricted stock awards and units.

Basic and diluted loss per common share from continuing operations were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Loss from continuing operations	$(6,024)	$(5,429)	$(8,262)	$(17,054)

Basic loss per common share:
Weighted average common shares outstanding	18,233,226	17,551,664	18,087,368	17,511,232

Basic loss per common share	$(0.33)	$(0.31)	$(0.46)	$(0.97)

Diluted loss per common share:
Weighted average common shares outstanding	18,233,226	17,551,664	18,087,368	17,511,232

Diluted effect:
Unvested portion of restricted stock units and awards	—	—	—	—
Weighted average diluted common shares outstanding	18,233,226	17,551,664	18,087,368	17,511,232

Diluted loss per common share	$(0.33)	$(0.31)	$(0.46)	$(0.97)

The weighted average number of shares outstanding used in the computation of basic and diluted loss per common share does not include the effect of the following potential outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted loss per common share because the effect would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Unvested service-based restricted stock units and awards	1,515	45,464	1,515	32,413
Unvested performance- and market-based restricted stock units	279,304	861,758	279,304	861,758
Stock options	122,000	122,000	122,000	122,000

NOTE 7—INCOME TAXES

The effective income tax rate for continuing operations for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Effective income tax rate for continuing operations	(3.8)%	(5.8)%	(6.5)%	8.3%

The effective income tax rate differs from the statutory federal income tax rate of 21% primarily because of the full valuation allowances recorded on the Company’s deferred tax assets.

For the three and six months ended June 30, 2018, the Company recorded income tax expense from continuing operations of $0.2 million, or (3.8)% of pretax loss from continuing operations, and $0.5 million, or (6.5)% of pretax loss from continuing operations, respectively, compared with income tax expense from continuing operations of $0.3 million, or (5.8)% of pretax loss from continuing operations, and income tax benefit from continuing operations of $1.5 million, or 8.3% of pretax loss from continuing operations, respectively, in the corresponding periods of 2017. The difference between the Company’s effective tax rate and the federal statutory tax rate for the three and six months ended June 30, 2018 and 2017 was primarily related to the full valuation allowance recorded on its deferred tax assets.

As of June 30, 2018 and 2017, the Company would have needed to generate approximately $259.7 million and $237.6 million, respectively, of future financial taxable income to realize its deferred tax assets.

As of June 30, 2018 and December 31, 2017, the Company provided for a total liability of $3.1 million and $3.3 million, respectively, of which $1.2 million and $1.4 million, respectively, was related to its discontinued operations, for unrecognized tax benefits related to various federal, foreign and state income tax matters, which was included in long-term deferred tax assets and other long-term liabilities. If recognized, the entire amount of the liability would affect the effective tax rate. As of June 30, 2018, the Company accrued approximately $2.1 million, of which $1.7 million was related to its discontinued operations, in other long-term liabilities for potential payment of interest and penalties related to uncertain income tax positions.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), “Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” which provides guidance on accounting for the impact of the Tax Act. SAB 118 was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. Pursuant to the disclosure provisions of SAB 118, as of June 30, 2018, the Company has completed its accounting for the tax effects of the Tax Act. The Company recorded a reasonable estimate of the impact from the Tax Act as of December 31, 2017, but is still analyzing the Tax Act and refining its calculations. Additionally, future guidance from the Internal Revenue Service, the SEC or the FASB could result in changes to the Company’s accounting for the tax effects of the Tax Act.

NOTE 8—DEBT

Centre Lane Term Facility

In June 2017, funds affiliated with Centre Lane purchased and assumed the outstanding debt from the Company’s then-existing lenders under its revolving credit facility (as amended or supplemented from time to time, the “Revolving Credit Facility”). The Company replaced the Revolving Credit Facility with a 4.5-year senior secured term loan facility (the “Initial Centre Lane

Facility”) with an affiliate of Centre Lane Partners, LLC (“Centre Lane”) as Administrative Agent and Collateral Agent, and the other lenders from time to time party thereto (collectively, the “Lenders”). The Initial Centre Lane Facility is governed by the terms of the Senior Secured Credit Agreement, dated June 16, 2017, as amended by the First Amendment, dated August 17, 2017 (the “First Centre Lane Amendment”), the Limited Waiver and Second Amendment, dated October 11, 2017, the Second Limited Waiver and Third Amendment, dated January 9, 2018, the Third Limited Waiver, dated March 30, 2018, the Fourth Amendment, dated April 13, 2018 (the “Fourth Amendment”), and the Consent and Fifth Amendment, dated July 11, 2018 (the “Fifth Amendment”) (collectively, “the Centre Lane Facility”). While not a party to the Centre Lane Facility, entities associated with Wynnefield Capital, Inc., the Company’s largest equity investor, funded $6.0 million of the Centre Lane Facility. After payment of the Revolving Credit Facility and fees associated with both the Initial Centre Lane Facility and the First Centre Lane Amendment, net cash proceeds were $15.3 million.

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

The Initial Centre Lane Facility required payment of an annual administration fee of $25,000 and an upfront fee equal to 7% of the aggregate commitments provided under the Centre Lane Facility. The upfront fee bore interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus 19% annual payable-in-kind (“PIK”) interest. The upfront fee was payable upon the earlier of maturity or the occurrence of certain events, including significant debt prepayments or asset sales that may occur prior to maturity. In addition to those fees, the First Centre Lane Amendment also required the Company to pay an upfront fee equal to 7% of the First-Out Loan commitments, which bore interest at the same rate as the initial upfront fee, and an exit fee equal to 7% of the aggregate outstanding principal amount of the First-Out Loan commitments, which was payable upon the maturity date of the First-Out Loan.

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
•

Waived the requirement under the Centre Lane Facility to prepay $3.7 million of certain future cash receipts and any event of default that would otherwise result from failure to pay such amounts (including the $0.3 million net cash proceeds from the sale of the Heerlen office building and $2.1 million cash proceeds from the sale of pre-petition receivables due from Westinghouse Electric Company LLC (“Westinghouse”), which filed for bankruptcy in March 2017).

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

On July 11, 2018, the Company entered into the Fifth Amendment to the Centre Lane Facility, which:

•

Waived the event of default and other bankruptcy events of default (as defined in the Centre Lane Facility) that would otherwise have resulted from Koontz-Wagner filing for bankruptcy protection under Chapter 7 of the Code.

•	Extended the required prepayment of all outstanding amounts due and payable to the earlier of April 1, 2020 or the date of acceleration of loans pursuant to an additional event of default.
•	Extended the first required date for the Company to satisfy the total leverage and fixed charge coverage ratios to June 30, 2020.
•	Assessed a $4.0 million amendment fee, which was capitalized and added to the outstanding principal balance of the term loan and is due and payable on April 1, 2020.

The following table summarizes the Company’s long-term debt with Centre Lane:

(in thousands)	As of June 30, 2018
Term loan, due 2021	$26,490
Unamortized deferred financing costs	(773)
Long-term debt, net	$25,717

The Company’s effective rate on its outstanding debt was 21.0% and 20.3% as of June 30, 2018 and December 31, 2017, respectively.

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

As of June 30, 2018, the Company had $5.1 million outstanding standby letters of credit that were originally issued under the Revolving Credit Facility and there were no amounts drawn upon these letters of credit. As of June 30, 2018, the Company provided cash collateral of $5.5 million for letters of credit with expiry dates beyond the Revolving Credit Facility’s original maturity date. In addition, as of June 30, 2018, the Company had outstanding surety bonds on projects of $38.9 million. The Centre Lane Facility does not provide for letters of credit; therefore, the Company is currently unable to obtain new letters of credit.

Deferred Financing Costs

Deferred financing costs are amortized over the terms of the related debt facilities using the effective yield method. Total interest expense associated with the amortization of deferred financing costs on the Centre Lane Facility was $0.1 million and $0.2 million for the three and six months ended June 30, 2018, respectively. Total interest expense associated with the amortization of deferred financing costs on the Centre Lane Facility was less than $0.1 million for each of the three and six months ended June 30, 2017. The Company did not incur any interest expense associated with the amortization of deferred financing costs on the Revolving Credit Facility for the three months ended June 30, 2017 and incurred less than $0.1 million for the six months ended June 30, 2017.

As of June 30, 2018 and December 31, 2017, the Company had total unamortized deferred financing costs of $0.8 million and $0.9 million, respectively, related to the Centre Lane Facility, which were included in long-term debt, net on the accompanying condensed consolidated balance sheets. Additionally, as of June 30, 2018, the Company had unamortized deferred financing costs of $0.5 million, related to the exit fee under the Fourth Amendment of the Center Lane Facility, which was included in other long-term assets on the accompanying condensed consolidated balance sheet.

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

The Company’s financial instruments as of June 30, 2018 and 2017 consisted primarily of cash and cash equivalents, restricted cash, receivables, payables and debt instruments. The carrying values of these financial instruments approximate their respective fair values, as they are either short-term in nature or carry interest rates that are periodically adjusted to market rates. The foreign currency forward exchange contracts previously disclosed in the Company’s Quarterly Report on Form 10-Q for the second quarter of 2017 were held by its discontinued operations.

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

A putative shareholder class action, captioned Budde v. Global Power Equipment Group Inc., is pending in the U.S. District Court for the Northern District of Texas naming the Company and certain former officers as defendants. This action and another action were filed on May 13, 2015 and June 23, 2015, respectively, and on July 29, 2015 the court consolidated the two actions and appointed a lead plaintiff. On May 1, 2017, the lead plaintiff filed a second consolidated amended complaint that names the Company and three of its former officers as defendants. It alleges violations of the federal securities laws arising out of matters related to the Company’s restatement of certain financial periods and claims that the defendants made material misrepresentations and omissions of material fact in certain public disclosures during the putative class period in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5, as promulgated thereunder. The plaintiffs seek class certification on behalf of persons who acquired the Company’s stock between September 7, 2011 and May 6, 2015, monetary damages of “more than $200 million” on behalf of the putative class and an award of costs and expenses, including attorneys’ fees and experts’ fees. The Company intends to defend against this action. On June 26, 2017, the Company and the individual defendants filed a motion to dismiss the complaint. On August 23, 2017, the lead plaintiff filed its opposition to that motion. On September 22, 2017, defendants filed their reply brief in further support of their motion to dismiss. On December 27, 2017, the court issued a memorandum opinion and order granting the motion to dismiss, allowing the plaintiffs until January 15, 2018 to file an amended complaint. The court found that, with respect to each of the defendants, plaintiffs failed to plead facts supporting a strong inference of scienter, or the required intent to deceive, manipulate or defraud, or act with severe recklessness. On January 15, 2018, the plaintiffs filed their third amended complaint, and in response the Company filed a renewed motion to dismiss. Plaintiffs subsequently filed a motion in opposition to the Company’s motion to dismiss, and requested oral argument. Defendants filed their reply brief in further support of their motion on March 23, 2018, and oral argument was held on July 19, 2018 and the court has not yet issued a ruling. Litigation is subject to many uncertainties, and the outcome of this action is not predictable with assurance. At this time, the Company is unable to predict the possible loss or range of loss, if any, associated with the resolution of this litigation, or any potential effect such may have on the Company or its business or operations.

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

NOTE 11—STOCK-BASED COMPENSATION PLANS

During the second quarter of 2018, the Company granted 381,021 service-based restricted stock units to employees, out of treasury stock, at a grant date fair value of $2.94 per share. Restricted stock units granted to employees in 2018 vest ratably over a three-year period beginning on March 31, 2019. The fair value of service-based restricted stock units represents the closing price of the Company’s common stock on the date of grant.

During the second quarter of 2018, the Company awarded 381,008 performance based restricted stock units to employees, out of treasury stock, at a grant date fair value of $1.27 per share. The 2018 units contain a performance condition based on a stock price goal. The stock price goal will be met if the Company’s common stock price per share equals or exceeds $5.00 for any period of 30 consecutive trading days during a three-year period ending on March 31, 2021. These restricted stock units will vest ratably over a period of three years if the stock price goal is met on or before March 31, 2019. However, if the stock price goal is achieved after March 31, 2019 and on or prior to March 31, 2020, the restricted stock units will vest in three installments, with one-third vesting on the date the stock price goal is met, one-third vesting on March 31, 2020 and one-third vesting on March 31, 2021. Further, if the stock price goal is achieved after March 31, 2020 and on or prior to March 31, 2021, the restricted stock units will vest in two installments, with two-thirds vesting on the date the stock price goal is met and one-third vesting on March 31, 2021. If the stock price goal is met after March 31, 2021 and during the three-year performance period, the restricted stock units will vest in full on the date that the stock price goal is met. The fair value of the performance-based restricted stock units is estimated using the Monte Carlo simulation model.

On April 16, 2018, the Company granted 129,410 service-based restricted stock awards out of treasury stock to its four non-employee directors, at a grant date fair value of $2.33 per share with a vesting period of four years. Because the Company had not granted restricted stock awards to its directors since 2015, a portion of the total awards vested on the grant date. In addition, due to the resignation of six non-employee members of the Company’s Board of Directors, on April 11, 2018, a total of 4,545 shares of previously granted restricted stock awards vested.

On May 16, 2018, the Company granted 109,192 service-based restricted stock awards out of treasury stock to its four non-employee directors, at a grant date fair value of $2.20 per share with a vesting period of four years.

Stock-based compensation expense for the three months ended June 30, 2018 and 2017 was $0.3 million and $0.7 million, respectively, and $0.5 million and $1.4 million for the six months ended June 30, 2018 and 2017, respectively, and was included in general and administrative expenses on the Company’s condensed consolidated statements of operations.

NOTE 12—SUBSEQUENT EVENT

On July 11, 2018, Koontz-Wagner, a wholly owned subsidiary of the Company, filed a voluntary petition for relief under Chapter 7 of Title 11 of the Code with the U.S. Bankruptcy Court for the Southern District of Texas. The filing was for Koontz-Wagner only, not for the Company as a whole, and is completely separate and distinct from the Williams business and operations. Prior to the filing, the Company obtained a waiver of the event of default under the Centre Lane Facility that the filing created. Please refer to “Note 8–Debt” for additional discussion on the Fifth Amendment to the Centre Lane Facility.

Because the Company’s Board of Directors approved the plan under which Koontz-Wagner would file for bankruptcy on July 9, 2018, the effects of the filing on the Company’s financial statements will be recorded in the third quarter of 2018. In addition to writing off its net investment in Koontz-Wagner, the Company will record liabilities to reflect the $4.0 million Centre Lane Facility Fifth Amendment fee, our third-party consultant’s preliminary estimate of the pension withdrawal liability of $4.3 million related to Koontz-Wagner’s International Brotherhood of Electrical Workers Local Union 1392 multi-employer pension plan, a $1.8 million negotiated settlement of the Company’s guarantee of Koontz-Wagner’s Houston facility lease agreement and a $2.4 million liability as a result of the Company providing affected Koontz-Wagner employees with 60 days of salary continuation as well as the difference between each employee’s current cost of health care and the cost of continued benefits under the Consolidated Omnibus Budget Reconciliation Act (COBRA). Payment of these wages and benefits is contingent upon the departing employee providing a general release of claims against the Company.

Based on our third-party consultant’s preliminary estimate, the Company currently expects to pay the pension withdrawal liability over a period of 20 years via estimated payments of approximately $0.3 million per year. The actual withdrawal liability will be calculated by the plan trustees through a process which we expect they will initiate during the third quarter of 2018, and we will true-up to the actual when it becomes known. The lease guarantee settlement and salary and benefit continuation liabilities will be paid in full by the end of 2018. Subsequent to the July 11, 2018 filing, the Company submitted the required schedules to the trustee on July 30, 2018. During the course of the bankruptcy proceedings, it is possible that additional liabilities may arise that must be satisfied by the Company.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q and its exhibits contain or incorporate by reference various forward-looking statements that express a belief, expectation or intention or are otherwise not statements of historical fact. Forward-looking statements generally use forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast” and other words that convey the uncertainty of future events or outcomes. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. Investors should not place undue reliance on any of these forward-looking statements. Except as required by law, we undertake no obligation to further update any such statements, or the risk factors described in our 2017 Report under the heading “Item 1A. Risk Factors,” to reflect new information, the occurrence of future events or circumstances or otherwise. Forward-looking statements may include information concerning the following, among other items:

•	our high level of indebtedness;
•	our ability to make interest and principal payments on our debt and satisfy the financial and other covenants contained in the Centre Lane Facility;
•	our ability to enter into new lending facilities and to access letters of credit;
•	our ability to generate sufficient cash resources to continue funding operations;
•	our pending putative securities class action;
•	our material weaknesses in internal control over financial reporting and our ability to maintain effective controls over financial reporting in the future;
•	changes in our senior management, financial reporting and accounting teams;
•	our ability to timely prepare and file our periodic reports;
•	a failure to implement our business strategies, including our potential inability to successfully divest additional assets to reduce debt;
•	a failure to realize liquidity, operating and growth initiatives and opportunities;
•	our competitive position;
•	market outlook and trends in our industry;
•	our contract backlog and related amounts to be recognized as revenue;
•	our expected financial condition;
•	our future cash flows;
•	our expected results of operations;
•	future capital and other expenditures;
•	future liabilities resulting from the Koontz-Wagner bankruptcy filing;
•	availability of materials, supplies and craft labor;
•	plans and objectives of management;
•	future income tax payments and utilization of net operating loss (“NOL”) and foreign tax credit carryforwards, including any impact relating to the Tax Act;
•	future compliance with orders of and agreements with regulatory agencies;
•	expected outcomes of legal or regulatory proceedings and their expected effects on our results of operations, including the bankruptcy filing by Koontz-Wagner; and
•	any other statements regarding future growth, future cash needs, future operations, business plans and future financial results.

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

The following discussion provides an analysis of the results of continuing operations, an overview of our liquidity and capital resources and other items related to our business. During the fourth quarter of 2017, we made the decision to exit and sell our Koontz-Wagner Business. On July 11, 2018, Koontz-Wagner filed a voluntary petition for relief under Chapter 7 of Title 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of Texas. In the third quarter of 2017, we made the decision to exit and sell substantially all of the operating assets and liabilities of our Mechanical Solutions segment. We determined that the decision to exit each of those segments met the definition of a discontinued operation. As a result, those segments have been presented as discontinued operations for all periods presented. In October 2017, we sold substantially all of the operating assets and liabilities of our Mechanical Solutions segment, including our manufacturing facility in Mexico. Unless otherwise specified, the financial information and discussion in this Form 10-Q are as of and for the three and six months ended June 30, 2018 and are based on our continuing operations; they exclude any results of our discontinued operations. Please refer to “Note 4—Changes in Business” to the condensed consolidated financial statements included in this Form 10-Q for additional information on our discontinued operations.

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

The following table summarizes our backlog:

(in thousands)	June 30, 2018	December 31, 2017
Backlog	$174,524	$137,691

Backlog as of June 30, 2018 increased $36.8 million from December 31, 2017. The increase was driven primarily by the renewal of an existing nuclear maintenance and modification contract and increased scope related to the construction activities at Plant Vogtle Units 3 & 4.

Results of Operations

The following summary and discussion of our results of operations is based on our continuing operations and excludes any results of our discontinued operations.

	Three Months Ended June 30,		Six Months Ended June 30, 2018
(in thousands)	2018	2017	2018	2017
Revenue	$47,975	$57,981	$91,096	$103,613
Cost of revenue	41,228	51,227	77,899	98,414
Gross profit	6,747	6,754	13,197	5,199

Selling and marketing expenses	476	717	902	1,284
General and administrative expenses	9,721	7,880	16,181	15,705
Restatement expenses	30	713	160	2,433
Depreciation and amortization expense	220	329	441	664
Total operating expenses	10,447	9,639	17,684	20,086
Operating loss	(3,700)	(2,885)	(4,487)	(14,887)

Interest expense, net	2,397	2,243	3,775	3,944
Gain on sale of business and net assets held for sale	—	—	—	(239)
Other (income) expense, net	(293)	1	(505)	—
Loss from continuing operations before income tax expense (benefit)	(5,804)	(5,129)	(7,757)	(18,592)
Income tax expense (benefit)	220	300	505	(1,538)
Loss from continuing operations	$(6,024)	$(5,429)	$(8,262)	$(17,054)

Revenue for the three months ended June 30, 2018 decreased $10.0 million compared with the corresponding period in 2017 due primarily to the timing of a scheduled outage in 2017 related to a maintenance and modification contract. The timing of the scheduled outage resulted in an $18.0 million decrease in revenue for the three months ended June 30, 2018 compared with the corresponding period in 2017. Additionally, the substantial completion of three non-recurring fixed price contracts in 2017 resulted in a $9.2 million decrease in revenue for the three months ended June 30, 2018 compared with the corresponding period in 2017. These decreases in revenue were partially offset by an $11.8 million increase in revenue from construction activities at Plant Vogtle Units 3 & 4 and a $4.0 million increase related to new decommissioning work.

Gross profit for the three months ended June 30, 2018 was flat compared with the corresponding period in 2017, although there was a $10.0 million decrease in revenue. Of the $10.0 million decrease in revenue, $9.3 million was recognized on loss contracts for which we had previously accrued the estimated losses and, thus, had zero gross profit recognized in the second quarter of 2017.  Gross margin for the second quarter of 2018 was 14.1%.  Excluding the impact of the zero margin revenue recognized in the second quarter of 2017, the gross margin for the second quarter of 2017 was 13.9%.

Operating loss for the three months ended June 30, 2018 increased $0.8 million compared with the corresponding period in 2017 due to an increase in operating expenses. As discussed below, general and administrative expenses increased $1.8 million compared with the corresponding period in 2017. The increase in general and administrative expenses for the three months ended June 30, 2018 were partially offset by a $0.2 million decrease in selling and marketing expenses, due to a decrease in labor-related expenses, and a $0.7 million decrease in restatement expenses due to the wind-down of restatement activities in conjunction with the March 15, 2017 filing of the Annual Report on Form 10-K for the year ended December 31, 2015, which included the restatement of certain prior period financial results.

Revenue for the six months ended June 30, 2018 decreased $12.5 million compared with the corresponding period in 2017. The primary drivers of the decrease were: a $20.0 million decrease due to the timing of a nuclear outage; a $9.5 million decrease related to the substantial completion of four non-recurring fixed price contracts in 2017; the non-recurrence of the first quarter 2017 release to revenue of a $4.4 million liquidated damages contingent liability; a $3.9 million decrease related to non-recurring nuclear, fossil fuel and other industrial projects; and a $1.2 million decrease due to the divestiture of Hetsco, Inc. in January 2017. These decreases in revenue were partially offset by a $20.1 million increase from construction activities at Plant Vogtle Units 3 & 4 and a $6.4 million increase related to new decommissioning work.

Gross profit for the six months ended June 30, 2018 increased $8.0 million compared with the corresponding period in 2017 due to the non-recurrence of $12.3 million of losses recognized on three non-recurring fixed price contracts in 2017, which was partially offset by the non-recurrence of the release of a $4.4 million liquidated damages contingent liability in 2017.

Operating loss for the six months ended June 30, 2018 decreased $10.4 million compared with the corresponding period in 2017 due to the increase in gross profit and a $2.4 million decrease in operating expenses. The decrease in operating expenses for the six months ended June 30, 2018 compared with the corresponding period in 2017 was due primarily to a $2.3 million decrease in restatement expenses due to the wind-down of restatement activities in conjunction with the March 15, 2017 filing of the Annual Report on Form 10-K for the year ended December 31, 2015, which included the restatement of certain prior period financial results. In addition, for the six months ended June 30, 2018, selling and marketing expenses decreased $0.4 million, due to a $0.3 million decrease in labor-related expenses, and travel and entertainment expenses decreased $0.1 million compared with the corresponding period in 2017.

General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Labor-related expenses	$6,075	$4,036	$9,895	$8,549
Stock-based compensation expense	304	681	465	1,372
Professional fees	1,893	1,264	3,359	2,139
Other expenses	1,449	1,899	2,462	3,645
Total	$9,721	$7,880	$16,181	$15,705

Total general and administrative expenses for the three months ended June 30, 2018 increased $1.8 million compared with the corresponding period in 2017. For the three months ended June 30, 2018, total labor-related expenses increased $2.0 million due primarily to a $2.2 million increase in severance expense compared with the corresponding period in 2017. The increase in severance expense for the three months ended June 30, 2018 was partially offset by a decrease in on-going labor and labor-related expenses compared with the corresponding period in 2017. For the three months ended June 30, 2018, professional fees increased $0.6 million due to strategic alternative activities compared with the corresponding period in 2017. These increases in general and administrative expenses for the three months ended June 30, 2018 were partially offset by a $0.4 million decrease in stock-based compensation expense and a $0.5 million decrease in other expenses compared with the corresponding period in 2017.

Total general and administrative expenses for the six months ended June 30, 2018 increased $0.5 million compared with the corresponding period in 2017. For the six months ended June 30, 2018, total labor-related expenses increased $1.3 million due primarily to a $2.2 million increase in severance expense compared with the corresponding period in 2017. The increase in severance expense for the six months ended June 30, 2018 was partially offset by a decrease in on-going labor and labor-related expenses compared with the corresponding period in 2017. For the six months ended June 30, 2018, professional fees increased $1.2 million due to strategic alternative activities compared with the corresponding period in 2017. These increases in general and administrative expenses for the six months ended June 30, 2018 were partially offset by a $0.9 million decrease in stock-based compensation expense compared with the corresponding period in 2017. Furthermore, other expenses decreased $1.2 million compared with the corresponding period in 2017 due to a $0.1 million decrease in travel and entertainment expense, a $0.3 million decrease in computer software expense, a $0.2 million decrease in bank fees and a $0.1 million decrease in bad debt expense compared with the corresponding period in 2017.

Other (Income) Expense, Net

	Three Months Ended June 30		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Interest expense, net	$2,397	$2,243	$3,775	$3,944
(Gain) loss on sale of business and net assets held for sale	—	—	—	(239)
Other (income) expense, net	(293)	1	(505)	—
Total	$2,104	$2,244	$3,270	$3,705

Total other expense, net, for the three and six months ended June 30, 2018 decreased $0.1 million and $0.4 million, respectively, compared with the corresponding periods in 2017 due primarily to income from the Company’s 25% interest in an equity method investment.

Income Tax Expense (Benefit)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Income tax expense (benefit)	$220	$300	$505	$(1,538)

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

For the three and six months ended June 30, 2018, we recorded income tax expense from continuing operations of $0.2 million, or (3.8)% of pretax loss from continuing operations, and $0.5 million, or (6.5)% of pretax loss from continuing operations, respectively, compared with income tax expense from continuing operations of $0.3 million, or (5.8)% of pretax loss from continuing operations, and income tax benefit from continuing operations of $1.5 million, or 8.3% of pretax loss from continuing operations, respectively, in the corresponding periods of 2017. The difference between our effective tax rate and the federal statutory tax rate for the three and six months ended June 30, 2018 and 2017 was primarily related to the full valuation allowance recorded on our deferred tax assets.

Discontinued Operations

See “Note 4—Changes in Business” to the unaudited condensed consolidated financial statements included in this Form 10-Q for information regarding discontinued operations.

Liquidity and Capital Resources

During the three and six months ended June 30, 2018, we continued to have significant liquidity constraints. Our principal sources of liquidity were releases of restricted cash. Our principal uses of cash were to pay for customer contract-related material, labor and subcontract labor, operating expenses and interest expense on the Centre Lane Facility. See discussion in “Note 2—Liquidity” to the unaudited condensed consolidated financial statements included in this Form 10-Q.

Net Cash Flows

Our net consolidated cash flows, including cash flows related to discontinued operations, consisted of the following:

	Six Months Ended June 30,
Statement of Cash Flow Data (in thousands)	2018	2017
Cash flows provided by (used in):
Operating activities	$(4,329)	$(5,717)
Investing activities	205	22,908
Financing activities	(328)	(5,852)
Effect of exchange rate change on cash	—	286
Net change in cash, cash equivalents and restricted cash	$(4,452)	$11,625

Cash and Cash Equivalents

As of June 30, 2018, our operating unrestricted cash and cash equivalents increased $0.5 million to $5.1 million from $4.6 million as of December 31, 2017. As of June 30, 2018, the operating cash balance of $5.1 million was held in U.S. bank accounts.

Operating Activities

Cash flows from operating activities result primarily from earnings sources and are affected by changes in operating assets and liabilities, which consist primarily of working capital balances related to our projects. For the six months ended June 30, 2018, cash used by operating activities decreased $1.4 million to $4.3 million. The $4.3 million usage of cash during the first six months of 2018 was attributed to our discontinued operations, which used $4.1 million of cash in its operating activities.

During the six months ended June, 2018, our working capital decreased $10.8 million, or 34%, from December 31, 2017. Current assets decreased $15.3 million during the first six months of 2018, due primarily to a $6.7 million decrease in current assets of discontinued operations, a $5.0 million decrease in restricted cash, a $4.4 million decrease in accounts receivable, net, and a $2.4 million decrease in other current assets. These decreases were partially offset by a $2.6 million increase in cost and estimated earnings in excess of billings. Current liabilities decreased $4.5 million during the first six months of 2018 due primarily to a $6.4 million decrease in current liabilities of discontinued operations, partially offset by a $3.0 million increase in accrued compensation and benefits.

Investing Activities

For the six months ended June 30, 2018, net cash provided by investing activities decreased $22.7 million due primarily to $20.2 million in net proceeds received as a result of the divestiture of Hetsco in January 2017. No significant divestitures occurred during the six months ended June 30, 2018.

Financing Activities

For the six months ended June 30, 2018, net cash used in financing activities decreased $5.5 million. During the first six months of 2017, repayment of our previously outstanding Revolving Credit Facility used $165.5 million of cash, while proceeds from the Revolving Credit Facility and the Centre Lane Facility provided $161.6 million of cash. The Revolving Credit Facility was refinanced and replaced with the Centre Lane Facility in June 2017. We used $1.7 million in cash during the first half of 2017 in connection with the refinancing of our long-term debt. During the six months ended June 30, 2018, we did not borrow against or make any repayments of principal under the Centre Lane Facility. For additional information, please refer to “Note 8—Debt” to the condensed consolidated financial statements included in this Form 10-Q.

Effect of Exchange Rate Changes on Cash

For the six months ended June 30, 2018, our cash flows were not impacted by fluctuations in foreign currency. For the six months ended June 30, 2017, the effect of exchange rate changes increased cash by $0.3 million, primarily resulting from fluctuations in the Euro and the Mexican Peso against the U.S. Dollar.

Dividends

We have not declared dividends since the first quarter of 2015 and do not anticipate declaring dividends in the near term. As of June 30, 2018, the terms of our Centre Lane Facility restricted our ability to pay dividends. In addition, the timing and amounts of any dividends would be subject to determination and approval by our Board of Directors. Dividends reported on the unaudited condensed consolidated statements of cash flows included in this Form 10-Q are related to dividends on unvested restricted stock awards and units granted under pre-2014 long-term incentive compensation plans and are not related to a declared dividend.

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

In July 2018, as part of the Fifth Amendment to the Centre Lane Facility, the required prepayment of all outstanding amounts due and payable was extended to the earlier of April 1, 2020 or the date of acceleration of loans pursuant to an additional event of default. Additionally the first required date for the Company to satisfy the total leverage and fixed charge coverage ratios was extended to June 30, 2020.

On July 11, Koontz-Wagner, the Company’s wholly owned subsidiary which comprised substantially all of current year discontinued operations, filed for Chapter 7 bankruptcy. As a result, the Company will no longer need to fund Koontz-Wagner’s operations, which used $3.6 million of cash during the first six months of 2018.

The Company is negotiating the terms of a new loan with Centre Lane which will refinance and replace the current Centre Lane Facility. We are concurrently negotiating the terms of an asset-based loan (“ABL”) with another lender to provide additional liquidity and a letter of credit sub-facility. Both of these negotiations are being made pursuant to exclusivity agreements which expire on September 15, 2018. The successful completion of these negotiations cannot be assured by the Company.

Restricted cash balances have decreased $5.0 million since the beginning of the year primarily as a result of the cancellation of a $3.5 million cash collateralized letter of credit. We expect that restricted cash balances will continue to decline during the remainder of 2018 as additional letters of credit are cancelled upon satisfaction of the underlying conditions.

Although we are aggressively executing our plan to reduce general and administrative expenses, our 2018 results of operations have been and will continue to be impacted by severance and other restructuring expenses. Additionally, the cash flow requirements of executing the reduction plan will continue into 2019.

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

As of June 30, 2018, we had a contingent liability for issued and outstanding standby letters of credit, generally issued to secure performance on customer contracts. As of June 30, 2018, we had $5.1 million of outstanding standby letters of credit that were originally issued under the Revolving Credit Facility and there were no amounts drawn upon these letters of credit. In addition, as of June 30, 2018, we had outstanding surety bonds on projects of $38.9 million. Our subsidiaries also provide financial guarantees for certain contractual obligations in the ordinary course of business.

Critical Accounting Policies

On January 1, 2018, we adopted ASC Topic 606, “Revenue from Contracts with Customers.” In connection with the adoption, we implemented certain changes to our accounting policies and processes related to revenue recognition. For additional information on changes to our revenue recognition accounting policy, please refer to “Note 5—Revenue” to the condensed consolidated financial statements included in this Form 10-Q. There were no other material changes to our critical accounting policies as set forth in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2017 Report, during the three and six months ended June 30, 2018.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4.     Controls and Procedures.

The Company has evaluated, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures as of June 30, 2018. This is done in order to ensure that information the Company is required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2018, due to the material weaknesses described in “Item 9A. Controls and Procedures” of the Company’s 2017 Report.

To address these control weaknesses, the Company performed additional analysis and performed other procedures in order to prepare the unaudited condensed consolidated financial statements in accordance with GAAP.

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

As discussed in “Item 9A. Controls and Procedures” of the 2017 Report, we have undertaken a broad range of remedial procedures to address material weaknesses in our internal control over financial reporting. These remedial procedures continued throughout the six months ended June 30, 2018 and will continue throughout the remainder of 2018.

On January 1, 2018, we adopted ASC Topic 606, “Revenue from Contracts with Customers.” In connection with the adoption, we implemented certain changes to our processes and controls related to revenue recognition. These changes included the development of new policies and practices based on the five-step model outlined in ASC Topic 606, new contract review requirements and new processes and controls related to the additional disclosure requirements. In April 2018, we closed our internal audit department and reassigned that department’s responsibilities to other departments throughout the organization. While we continue to implement remediation efforts and design enhancements to our internal control procedures, we believe there were no other changes to our internal control over financial reporting that occurred during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.Legal Proceedings.

The information included in “Note 10—Commitments and Contingencies” to the unaudited condensed consolidated financial statements in this Form 10-Q is incorporated by reference into this Item.

Item 1A.Risk Factors.

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Due to the bankruptcy filing by Koontz-Wagner, the Company has added the following risk factor that should be considered:

The Company could incur future liabilities as a result of the Koontz-Wagner bankruptcy filing.

There have not been any other material changes to our risk factors from those reported in our 2017 Report.

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

3.1

Second Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Global Power Equipment Group Inc., as filed with the Secretary of State of the State of Delaware on June 27, 2018 (filed as Exhibit 3.1 to our Form 8-K filed with the Commission on June 29, 2018 and incorporated herein by reference).

3.2	Fourth Amended and Restated By-Laws of Williams Industrial Services Group Inc. (filed as Exhibit 3.2 to our Form 8-K filed with the Commission on June 29, 2018 and incorporated herein by reference).
4.1	Form of Common Stock Certificate of Williams Industrial Services Group Inc. (filed as Exhibit 4.1 to our Form 8-K filed with the Commission on June 29, 2018 and incorporated herein by reference).
10.1

Fourth Amendment to Senior Secured Credit Agreement, dated April 13, 2018, by and among Global Power Equipment Group Inc., as Borrower, the Lenders party thereto, and Centre Lane Partners Master Credit Fund II, L.P., as Administrative Agent and Collateral Agent (filed as Exhibit 10.59 to our Form 10-K filed with the Commission on April 16, 2018 and incorporated herein by reference).

10.2

Consent and Fifth Amendment to Senior Secured Credit Agreement, dated July 11, 2018, by and among Williams Industrial Services Group Inc. (f/k/a Global Power Equipment Group Inc.), as Borrower, the Lenders party thereto, and Centre Lane Partners Master Credit Fund II, L.P., as Administrative Agent and Collateral Agent. ♦

10.3

Separation Agreement, dated April 13, 2018, by and between Craig Holmes and Global Power Equipment Group Inc. (filed as Exhibit 10.65 to our Form 10-K filed with the Commission on April 16, 2018 and incorporated herein by reference).

10.4

Separation Agreement, dated May 29, 2018, by and between Global Power Equipment Group Inc. and Erin Gonzalez (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on June 4, 2018 and incorporated herein by reference).

10.5

Employment Agreement, dated June 20, 2018, by and between Global Power Equipment Group Inc. and Tracy D. Pagliara (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on June 26, 2018 and incorporated herein by reference).

10.6	Employment Agreement, dated July 31, 2018, by and between Williams Industrial Services Group Inc. and Timothy M. Howsman.♦
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.♦
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.♦
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document♦
101.SCH	XBRL Taxonomy Extension Schema Document♦
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document♦
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document♦

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document♦
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document♦

♦ Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS INDUSTRIAL SERVICES GROUP INC.

Date: August 14, 2018	By:	/s/ Timothy M. Howsman
Timothy M. Howsman,
Chief Financial Officer (Duly authorized officer and principal financial and accounting officer of the registrant)