Form 10-Q
period 2018-09-30
Williams Industrial Services Group Inc.
filed 2018-11-14
CIK 1136294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File No. 001-16501

Williams Industrial Services Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	73-1541378
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 Crescent Centre Parkway, Suite 1240

Tucker, GA 30084

(Address of principal executive offices) (Zip code)

(770) 879-4400

(Registrant’s telephone number, including area code)

Global Power Equipment Group Inc.

400 E. Las Colinas Blvd., Suite 400

Irving, TX 75039

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 9, 2018, there were 18,514,945 shares of common stock of Williams Industrial Services Group Inc. outstanding.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$4,393	$4,594
Restricted cash	5,916	11,562
Accounts receivable, net of allowance of $493 and $1,568, respectively	29,010	26,060
Contract assets	9,151	11,487
Other current assets	1,553	4,006
Current assets of discontinued operations	229	27,922
Total current assets	50,252	85,631

Property, plant and equipment, net	972	1,712
Goodwill	35,400	35,400
Intangible assets	12,500	12,500
Other long-term assets	1,398	573
Total assets	$100,522	$135,816

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,101	$5,080
Accrued compensation and benefits	13,136	7,481
Contract liabilities	2,788	7,049
Long-term debt, current	438	—
Other current liabilities	5,963	5,552
Current liabilities of discontinued operations	2,515	28,802
Total current liabilities	31,941	53,964
Long-term debt, net	33,058	24,304
Deferred tax liabilities	10,529	9,921
Other long-term liabilities	1,491	2,390
Long-term liabilities of discontinued operations	5,192	3,110
Total liabilities	82,211	93,689
Commitments and contingencies (Notes 8 and 10)
Stockholders’ equity:
Common stock, $0.01 par value, 170,000,000 shares authorized and 19,715,605 and 19,360,026 shares issued, respectively, and 18,514,945 and 17,946,386 shares outstanding, respectively	197	193
Paid-in capital	80,046	78,910
Retained earnings (deficit)	(61,920)	(36,962)
Treasury stock, at par (1,200,660 and 1,413,640 common shares, respectively)	(12)	(14)
Total stockholders’ equity	18,311	42,127
Total liabilities and stockholders’ equity	$100,522	$135,816

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Revenue	$53,467	$39,040	$144,563	$142,653
Cost of revenue	43,255	34,280	121,154	132,694

Gross profit	10,212	4,760	23,409	9,959

Selling and marketing expenses	397	470	1,299	1,754
General and administrative expenses	7,529	9,650	21,645	27,788
Restructuring charges	1,436	—	3,661	—
Depreciation and amortization expense	192	484	633	1,148
Total operating expenses	9,554	10,604	27,238	30,690

Operating income (loss)	658	(5,844)	(3,829)	(20,731)

Interest expense, net	3,622	3,640	7,397	7,584
Gain on sale of business and net assets held for sale	—	—	—	(239)
Other (income) expense, net	(339)	(9)	(844)	(9)
Total other (income) expenses, net	3,283	3,631	6,553	7,336

Loss from continuing operations before income tax expense (benefit)	(2,625)	(9,475)	(10,382)	(28,067)
Income tax expense (benefit)	215	312	720	(1,226)
Loss from continuing operations	(2,840)	(9,787)	(11,102)	(26,841)

Loss from discontinued operations before income tax expense (benefit)	(10,619)	(8,052)	(14,522)	(16,819)
Income tax expense (benefit)	17	(687)	(666)	533
Loss from discontinued operations	(10,636)	(7,365)	(13,856)	(17,352)

Net loss	$(13,476)	$(17,152)	$(24,958)	$(44,193)

Basic loss per common share
Loss from continuing operations	$(0.16)	$(0.55)	$(0.61)	$(1.53)
Loss from discontinued operations	(0.58)	(0.42)	(0.76)	(0.99)
Basic loss per common share	$(0.74)	$(0.97)	$(1.37)	$(2.52)

Diluted loss per common share
Loss from continuing operations	$(0.16)	$(0.55)	$(0.61)	$(1.53)
Loss from discontinued operations	(0.58)	(0.42)	(0.76)	(0.99)
Diluted loss per common share	$(0.74)	$(0.97)	$(1.37)	$(2.52)

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Net loss	$(13,476)	$(17,152)	$(24,958)	$(44,193)
Foreign currency translation adjustment	—	791	—	2,887
Comprehensive loss	$(13,476)	$(16,361)	$(24,958)	$(41,306)

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Shares			Retained
	$0.01 Per Share		Paid-in	Earnings	Treasury Shares
(in thousands, except share data)	Shares	Amount	Capital	(Deficit)	Shares	Amount	Total
Balance, December 31, 2017	19,360,026	$193	$78,910	$(36,962)	(1,413,640)	$(14)	$42,127
Issuance of restricted stock units	355,579	4		—	347,131	4	8
Tax withholding on restricted stock units	—	—	(357)	—	(134,151)	(2)	(359)
Stock-based compensation	—	—	1,493	—	—	—	1,493
Net loss	—	—	—	(24,958)	—	—	(24,958)
Balance, September 30, 2018	19,715,605	$197	$80,046	$(61,920)	(1,200,660)	$(12)	$18,311

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2018	2017
Operating activities:
Net loss	$(24,958)	$(44,193)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net loss from discontinued operations	13,856	17,352
Deferred income tax expense (benefit)	608	(400)
Depreciation and amortization on plant, property and equipment and intangible assets	633	1,147
Amortization of deferred financing costs	1,475	526
Loss on disposals of property, plant and equipment	210	30
Gain on sale of business and net assets held for sale	—	(239)
Bad debt expense	(90)	190
Stock-based compensation	697	1,855
Payable-in-kind interest	1,964	2,004
Restructuring charges	3,661	—
Changes in operating assets and liabilities, net of business sold:
Accounts receivable	(2,860)	(11,089)
Contract assets	2,336	11,454
Other current assets	2,453	3,370
Other assets	(1,400)	3,521
Accounts payable	2,021	470
Accrued and other liabilities	3,643	(11,223)
Contract liabilities	(4,261)	2,820
Net cash provided by (used in) operating activities, continuing operations	(12)	(22,405)
Net cash provided by (used in) operating activities, discontinued operations	(6,685)	3,438
Net cash provided by (used in) operating activities	(6,697)	(18,967)
Investing activities:
Proceeds from sale of business, net of restricted cash and transaction costs	—	20,206
Purchase of property, plant and equipment	(123)	(11)
Other investing activities	—	3,286
Net cash provided by (used in) investing activities, continuing operations	(123)	23,481
Net cash provided by (used in) investing activities, discontinued operations	319	(264)
Net cash provided by (used in) investing activities	196	23,217
Financing activities:
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(351)	(463)
Debt issuance costs	(1,520)	(1,872)
Dividends paid	—	(9)
Proceeds from long-term debt	33,679	171,599
Payments of long-term debt	(31,154)	(165,515)
Net cash provided by (used in) financing activities, continuing operations	654	3,740
Net cash provided by (used in) financing activities, discontinued operations	—	—
Net cash provided by (used in) financing activities	654	3,740
Effect of exchange rate change on cash, continuing operations	—	19
Effect of exchange rate change on cash, discontinued operations	—	694
Effect of exchange rate change on cash	—	713
Net change in cash, cash equivalents and restricted cash	(5,847)	8,703
Cash, cash equivalents and restricted cash, beginning of period	16,156	11,570
Cash, cash equivalents and restricted cash, end of period	$10,309	$20,273

Supplemental Disclosures:
Cash paid for interest	$3,555	$4,736
Cash paid for income taxes, net of refunds	$16	$1,259
Noncash amendment fee related to term loan	$4,000	$—
Noncash repayment of revolving credit facility	$—	$(36,224)
Noncash upfront fee related to senior secured term loan facility	$—	$4,550

See accompanying notes to condensed consolidated financial statements.

 WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Business

Effective June 29, 2018, Global Power Equipment Group Inc. changed its name to Williams Industrial Services Group Inc. (“Williams,” the “Company,” “we,” “us” or “our”) to better align its name with the Williams business, and the Company’s stock now trades on the OTC Pink® Marketplace under the ticker symbol “WLMS.” Williams has been safely helping plant owners and operators enhance asset value for more than 50 years. The Company provides a broad range of general and specialty construction, maintenance and modification, and plant management support services to the nuclear, hydro and fossil power generation, pulp and paper, refining, petrochemical and other process and manufacturing industries. The Company’s mission is to be the preferred provider of construction, maintenance, and specialty services through commitment to superior safety performance, focus on innovation, and dedication to delivering unsurpassed value to its customers.

Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) on a basis consistent with that used in the Annual Report on Form 10-K for the year ended December 31, 2017, filed by the Company with the United States (the “U.S.”) Securities and Exchange Commission (“SEC”) on April 16, 2018 (the “2017 Report”), and include all normal recurring adjustments necessary to present fairly the unaudited condensed consolidated balance sheets and statements of operations, comprehensive loss, stockholders’ equity and cash flows for the periods indicated. All significant intercompany transactions have been eliminated. These notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the 2017 Report. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three and nine month periods are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2—LIQUIDITY

The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which assumes that it will be able to meet its obligations and continue its operations during the twelve-month period following the issuance of this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2018 (this “Form 10-Q”). These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

In the 2017 Report and the Form 10-Q reports for the first and second quarters of 2018, management assessed the Company’s financial condition and concluded that the following primary factors, taken in the aggregate, raised substantial doubt regarding the Company’s ability to continue as a going concern for the twelve-month periods following the issuance of those reports:

•	For the past several years, the Company has incurred both net losses and negative cash flows from operations.
•

Since December 31, 2017, Koontz-Wagner Custom Controls Holdings LLC (“Koontz-Wagner”), a wholly owned subsidiary of the Company and the sole component of the Electrical Solutions segment, was presented as a discontinued operation. However, Koontz-Wagner continued to incur operating losses, which resulted in its bankruptcy filing in July 2018. Please refer to “Note 4–Changes in Business” for additional discussion on the bankruptcy filing.

•

The Company’s liquidity had been very constrained. The Company’s lack of access to readily available capital resources and unexpected delays in collecting projected cash receipts could create significant liquidity problems.

•

The Fourth Amendment to the Centre Lane Facility (as defined below) required prepayment of all outstanding amounts due and payable on the earlier of (i) May 31, 2019, (ii) the date Williams Industrial Services Group, LLC and its subsidiaries are sold or (iii) the date of acceleration of the loans pursuant to an additional event of default.

Management believes the following actions, which were completed after the August 14, 2018 filing of the Company’s Form 10-Q for the second quarter of 2018, have alleviated the factors that previously caused the substantial doubt about the Company’s ability to continue as a going concern:

•	On October 18, 2018, restricted cash of $5.4 million that was held as collateral on letters of credit was released to the Company, net of $0.9 million in fees owed to the collateral agent.
•

On October 11, 2018, the Company entered into a three-year, $15.0 million Credit Agreement (as defined below). The Credit Agreement is a secured asset-based revolving credit facility that provides borrowing availability against 85% of eligible accounts receivable and 80% of eligible costs and estimated earnings in excess of billings, after certain customary exclusions and reserves, and allows for up to $6.0 million of non-cash collateralized letters of credit. On the date the Company entered into the Credit Agreement, its eligible borrowing base supported $13.4 million of available borrowings under the Credit Agreement. The Company can, if necessary, make daily borrowings under the Credit Agreement with same day funding. Please refer to “Note 12–Subsequent Event” for additional discussion of the Credit Agreement.

•	As of September 30, 2018, the Company had formally closed its Irving, Texas corporate headquarters and implemented employee reductions in accordance with its plans.
•

On September 18, 2018, the Company refinanced and replaced its existing Centre Lane Facility with a four-year, $35.0 million senior secured credit agreement with an affiliate of Centre Lane as Administrative Agent and Collateral Agent, and the other lenders from time to time party thereto (the “New Centre Lane Facility”). After payment of the amounts outstanding under the prior Centre Lane Facility and fees associated with the New Centre Lane Facility, net cash proceeds were $1.0 million. Additionally, under the New Centre Lane Facility, there is no longer any payable-in-kind (“PIK”) interest charge. Please refer to “Note 8–Debt” for additional discussion of the New Centre Lane Facility.

While management believes the implementation of its mitigation plans have alleviated the substantial doubt regarding the Company’s ability to continue as a going concern during the ensuing twelve-month period, the risk factors described in our 2017 Report under the heading “Item 1A. Risk Factors,” are still relevant to our operations.

NOTE 3—RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In the first quarter of 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-18, “Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” ASU 2016-18 requires an entity to include in its cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. The Company adopted ASU 2016-18 on a retrospective basis, and net transfers of restricted cash of $5.6 million and $3.3 million have been presented in net change in cash and cash equivalents in the condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017, respectively.

In the first quarter of 2018, the Company adopted ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 requires an entity to classify distributions received from equity method investees in the statement of cash flows using either the cumulative earnings approach or the nature of distribution approach. The Company adopted ASU 2016-15 on a retrospective basis and elected to classify distributions received from its equity method investees using the cumulative earnings approach. The adoption of ASC 2016-15 did not have an impact on the condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017, respectively.

In the first quarter of 2018, the Company adopted ASU 2014-09 (ASC Topic 606), “Revenue from Contracts with Customers,” and the related ASUs, which provided new guidance for revenue recognized from contracts with customers and replaced the previously existing revenue recognition guidance. ASU 2014-09 requires that revenue be recognized at an amount the Company is entitled to upon transferring control of goods or services to customers, as opposed to when risks and rewards transfer to a customer. The Company adopted ASC Topic 606 using the modified retrospective method, and accordingly, the new guidance was applied retrospectively to contracts that were not completed as of December 31, 2017. Results for operating periods beginning after January 1, 2018 are presented under ASC Topic 606, while comparative information for prior periods has not been restated and continues to be reported in accordance with the accounting standards in effect for those periods. The adoption of ASC Topic 606 did not result in changes to the method or timing of revenue recognized and did not have a material impact on the Company’s financial position, results of operations and cash flows as of and for the three and nine months ended September 30, 2018.

There was no material difference in the Company’s results for the three and nine months ended September 30, 2018 with application of ASC Topic 606 on its contracts and what results would have been if such contracts had been reported using accounting standards previously in effect for such contracts. The Company elected to utilize the modified retrospective transition practical expedient that allows the Company to evaluate the impact of contract modifications as of January 1, 2018 rather than evaluating the impact of the modifications at the time they occurred. There was no material impact associated with the election of this practical expedient.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2018, the FASB issued ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope of ASC Topic 718, “Compensation–Stock Compensation” and applies to all share-based payment transactions to nonemployees in which a grantor acquires goods and services to be used or consumed in a grantor’s own operations by issuing share-based awards. Upon adoption of ASU 2018-07, an entity should only re-measure liability-classified awards that have not been settled by the date of adoption and equity-classified awards for which a measurement date has not been established through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. ASU 2018-07 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company does not expect the adoption of ASU 2018-07 to have a material impact on its financial position, results of operations and cash flows.

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

NOTE 4—CHANGES IN BUSINESS

Restructuring Charges

In 2018, the Company made the decision to relocate its corporate headquarters to Tucker, Georgia and vacated its leased office space in Irving, Texas on September 30, 2018. Presently, the Company is seeking to sublease the office space; however, it may attempt to pay a termination fee and terminate the lease. The Company expects to complete its exit activities related to this office space by November 2019, when the lease expires. The Company recorded exit costs related to the leased office space and the termination of certain personnel, which were included in restructuring charges in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2018.

The following table shows exit costs included in other current liabilities on the Company’s condensed consolidated balance sheet:

	September 30, 2018
(in thousands)	Lease	Severance	Total
Balance, December 31, 2017	$—	$—	$—
Restructuring charges	418	3,243	3,661
Payments for restructuring	—	(660)	(660)
Balance, September 30, 2018	$418	$2,583	$3,001

The following table presents the major classes of items constituting restructuring expenses on the Company’s condensed consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Lease	418	—	418	—
Severance	1,018	—	3,243	—
Total	$1,436	$—	$3,661	$—

Discontinued Operations

Electrical Solutions

During the fourth quarter of 2017, the Company made the decision to exit and sell its Electrical Solutions segment (which was comprised solely of Koontz-Wagner, a wholly owned subsidiary of the Company) in an effort to reduce the Company’s outstanding term debt. The Company determined that the decision to exit this segment met the definition of a discontinued operation. As a result, this segment has been presented as a discontinued operation for all periods presented. In connection with the Company’s decision to sell the Electrical Solutions segment, the Company performed an impairment analysis on this segment’s finite- and indefinite-lived intangible assets (customer relationships and trade names, respectively) and determined that their carrying value exceeded their fair value. As a result, in the fourth quarter of 2017, the Company recorded an impairment charge of $9.7 million related to these intangible assets. After the impairment charge, the fair value of this segment’s intangible assets was zero at December 31, 2017. Determining fair value is judgmental in nature and requires the use of significant estimates and assumptions, considered to be Level 3 inputs. There were no other non-recurring fair value re-measurements related to the Electrical Solutions segment during the year ended December 31, 2017 or three and nine months ended September 30, 2018.

In spite of the Company’s efforts, which included retaining financial advisors to sell all or part of Koontz-Wagner’s operations, inside or outside of a federal bankruptcy or state court proceeding (including Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the “Code”)), the proposed disposition did not progress as planned due, primarily, to the absence of viable bids in the sale process, the inability of Koontz-Wagner to fund its ongoing operations or obtain financing to do so, and Koontz-Wagner’s deteriorating financial performance. As a result, on July 11, 2018, Koontz-Wagner filed a voluntary petition for relief under Chapter 7 of Title 11 of the Code with the U.S. Bankruptcy Court for the Southern District of Texas. The filing was for Koontz-Wagner only, not for the Company as a whole, and was completely separate and distinct from the Williams business and operations.

As a result of the July 11, 2018 bankruptcy of Koontz-Wagner, the Company recorded $11.4 million of exit costs, which were included in loss from discontinued operations in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2018. These charges consisted of a $4.0 million Centre Lane Facility Fifth Amendment fee, a pension withdrawal liability of $2.9 million related to Koontz-Wagner’s International Brotherhood of Electrical Workers Local Union 1392 multi-employer pension plan, a $1.8 million negotiated settlement of the Company’s guarantee of Koontz-Wagner’s Houston facility lease agreement and a $2.7 million liability as a result of the Company providing affected Koontz-Wagner employees with 60 days of salary continuation, as well as the difference between each employee’s cost of health care at the time of their employment termination and the cost of continued benefits under the Consolidated Omnibus Budget Reconciliation Act (COBRA). The Company expects to satisfy the liability related to the lease guarantee settlement and substantially all of the salary and benefit continuation liability through cash payments by the end of 2018. The pension liability is expected to be satisfied by annual cash payments of $0.3 million each, paid in quarterly installments, over the next twenty years.

As a result of the bankruptcy of Koontz-Wagner, the Company wrote off the related assets and liabilities on the Company’s consolidated balance sheet and recorded a loss of $9.3 million, which was reflected in loss from discontinued operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2018.

Mechanical Solutions

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

The Company excluded an asset and liability from the sale of the Mechanical Solutions segment, which were comprised of the Company’s office building located in Heerlen, Netherlands and its liability for uncertain tax positions. The liability was included in long-term liabilities of discontinued operations in the September 30, 2018 and December 31, 2017 condensed consolidated balance sheets. The asset was included in current assets of discontinued operations in the December 31, 2017 condensed consolidated balance sheet. At the time the Heerlen office building met the “asset held for sale” criteria, its carrying value was $0.5 million; however, the Company subsequently determined that the building’s carrying value exceeded its fair value and, consequently, it recorded an impairment charge of $0.2 million during the fourth quarter of 2017. The impairment charge was included in loss from discontinued operations before income tax expense (benefit) in the consolidated statement of operations for the year ended December 31, 2017. After the impairment charge, the fair value of the Heerlen building was $0.3 million at December 31, 2017. Determining fair value is judgmental in nature and requires the use of significant estimates and assumptions, considered to be Level 3 inputs. There were no other non-recurring fair value re-measurements related to the Mechanical Solutions segment during the year ended December 31, 2017.

On March 21, 2018, the Company closed on the sale of its office building in Heerlen, Netherlands for $0.3 million, resulting in an immaterial gain on sale, which was reflected in loss from discontinued operations before income tax expense (benefit) in the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2018.

In connection with the sale of its Mechanical Solutions segment, the Company entered into a transition services agreement with the purchaser to provide certain accounting and administrative services for an initial period of nine months. For each of the three and nine months ended September 30, 2018, the Company provided less than $0.1 million and $0.3 million, respectively, in services for the purchaser, which was included in general and administrative expenses from continuing operations in the condensed consolidated statement of operations.

The following table presents a reconciliation of the carrying amounts of major classes of assets and liabilities of Electrical and Mechanical Solutions’ discontinued operations:

(in thousands)	September 30, 2018	December 31, 2017
Assets:
Accounts receivable	$—	$12,296
Inventories, net	—	178
Contract assets	26	11,325
Other current assets	203	493
Property, plant and equipment, net	—	3,630
Current assets of discontinued operations*	$229	$27,922

Liabilities:
Accounts payable	$9	$7,004
Accrued compensation and benefits	—	1,191
Contract liabilities	—	948
Accrued warranties	—	1,166
Other current liabilities	2,506	18,493
Current liabilities of discontinued operations	2,515	28,802
Liability for uncertain tax positions	2,393	3,110
Liability for pension obligation	2,799	—
Long-term liabilities of discontinued operations	5,192	3,110
Total liabilities of discontinued operations	$7,707	$31,912

* The total assets of discontinued operations were classified as current on the September 30, 2018 and December 31, 2017 condensed consolidated balance sheets because it was probable that a sale would occur and proceeds would be collected within one year.

The following table presents a reconciliation of the major classes of line items constituting the net income (loss) from discontinued operations. In accordance with GAAP, the amounts in the table below do not include an allocation of corporate overhead.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Revenue
Electrical Solutions	$3,218	$11,590	$22,259	$35,669
Mechanical Solutions	—	16,262	—	50,841
Total revenue	3,218	27,852	22,259	86,510
Cost of revenue
Electrical Solutions	4,290	17,475	24,613	45,205
Mechanical Solutions	—	13,087	—	41,580
Total cost of revenue	4,290	30,562	24,613	86,785

Selling and marketing expenses	34	1,215	207	3,625
General and administrative expenses	268	3,729	2,634	12,192
Other (income) expense	(29)	398	(38)	727
Loss from discontinued operations before income taxes	(1,345)	(8,052)	(5,157)	(16,819)
Loss on disposal - Electrical Solutions	9,274	—	9,274	—
Loss on disposal - Mechanical Solutions	—	—	91	—
Total loss from discontinued operations before income taxes	(10,619)	(8,052)	(14,522)	(16,819)
Income tax expense (benefit)	17	(687)	(666)	533
Loss from discontinued operations	$(10,636)	$(7,365)	$(13,856)	$(17,352)

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

A summary of Hetsco’s income before income taxes for the three and nine months ended September 30, 2018 and 2017 was as follows:

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

The majority of the Company’s contracts are in the form of master service agreements, basic ordering agreements and other similar agreements, and related subsequent purchase orders, contract work authorizations and other similar agreements. The Company’s purchase orders, contract work authorizations and other similar agreements are generally deemed to be single performance obligations, and its contracts with multiple performance obligations were not material during the three and nine months ended September 30, 2018. The Company’s performance obligations are satisfied over time because the services provided create or enhance a customer-controlled asset. Therefore, the Company recognizes revenue in the same period the services are performed. For cost-plus reimbursement contracts, revenue is recognized when services are performed and contractually billable based on an agreed-upon price for the completed services or based on the agreed-upon hours incurred and agreed-upon hourly rates. Revenue on fixed-price contracts is recognized and invoiced over time using the cost-to-cost percentage-of-completion method. The Company does not adjust the price of the contract for the effects of a significant financing component. Change orders are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation.

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

Disaggregation of Revenue

Disaggregated revenue by type of contract was as follows.

(in thousands)	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Cost-plus reimbursement contracts	$45,506	$118,614
Fixed-price contracts	7,961	25,949
Total	$53,467	$144,563

Contract Balances

The Company enters into contracts that allow for periodic billings over the contract term that are dependent upon specific advance billing terms, as services are provided, or milestone billings based on completion of certain phases of work. Projects with performance obligations recognized over time that have costs and estimated earnings recognized to date in excess of cumulative billings are reported in the Company’s condensed consolidated balance sheet as contract assets. Projects with performance obligations recognized over time that have cumulative billings in excess of costs and estimated earnings recognized to date are reported in the Company’s condensed consolidated balance sheet as contract liabilities. At any point in time, each project in process could have either costs and estimated earnings in excess of billings or billings in excess of costs and estimated earnings.

The following table provides information about contract assets and contract liabilities from contracts with customers. The table also includes changes in the contract assets and the contract liabilities balances during the period.

	September 30, 2018		December 31, 2017 (1)
(in thousands)	Asset	Liability	Asset	Liability
Costs and estimated earnings on contracts in progress	$51,590	$(360)	$22,274	$(422)
Billings on contracts in progress	(42,439)	(2,428)	(10,787)	(6,627)
Contracts in progress, net	$9,151	$(2,788)	$11,487	$(7,049)

(1)	Prior period amounts have not been adjusted for the adoption of ASC Topic 606 under the modified retrospective method.

For the three and nine months ended September 30, 2018, the Company recognized revenue of approximately $3.4 million and $6.6 million, respectively, that was included in the corresponding contracts in progress liability balance at December 31, 2017.

Transaction Price Allocated to the Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period.

(in thousands)	2019	2020	Thereafter	Total
Fixed-price contracts	$6,500	$6,500	$12,644	$25,644

NOTE 6—EARNINGS (LOSS) PER SHARE

As of September 30, 2018, the Company’s 18,514,945 shares outstanding included 193,589 shares of contingently issued but unvested restricted stock. As of September 30, 2017, the Company’s 17,801,095 shares outstanding included 15,279 shares of contingently issued but unvested restricted stock. Restricted stock is excluded from the calculation of basic weighted average shares outstanding, but its impact, if dilutive, is included in the calculation of diluted weighted average shares outstanding.

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

Basic and diluted loss per common share from continuing operations were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Loss from continuing operations	$(2,840)	$(9,787)	$(11,102)	$(26,841)

Basic loss per common share:
Weighted average common shares outstanding	18,315,180	17,707,459	18,164,141	17,577,358

Basic loss per common share	$(0.16)	$(0.55)	$(0.61)	$(1.53)

Diluted loss per common share:
Weighted average common shares outstanding	18,315,180	17,707,459	18,164,141	17,577,358

Diluted effect:
Unvested portion of restricted stock units and awards	—	—	—	—
Weighted average diluted common shares outstanding	18,315,180	17,707,459	18,164,141	17,577,358

Diluted loss per common share	$(0.16)	$(0.55)	$(0.61)	$(1.53)

The weighted average number of shares outstanding used in the computation of basic and diluted loss per common share does not include the effect of the following potential outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted loss per common share because the effect would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Unvested service-based restricted stock units and awards	425,036	41,381	1,515	41,381
Unvested performance- and market-based restricted stock units	688,812	512,515	688,812	512,515
Stock options	122,000	122,000	122,000	122,000

NOTE 7—INCOME TAXES

The effective income tax rate for continuing operations for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Effective income tax rate for continuing operations	(8.2)%	(3.3)%	(6.9)%	4.4%

The effective income tax rate differs from the statutory federal income tax rate of 21% primarily because of the full valuation allowances recorded on the Company’s deferred tax assets.

For the three and nine months ended September 30, 2018, the Company recorded income tax expense from continuing operations of $0.2 million, or (8.2)% of pretax loss from continuing operations, and $0.7 million, or (6.9)% of pretax loss from continuing operations, respectively, compared with income tax expense from continuing operations of $0.3 million, or (3.3)% of pretax loss from continuing operations, and income tax benefit from continuing operations of $1.2 million, or 4.4% of pretax loss from continuing operations, respectively, in the corresponding periods of 2017. The difference between the Company’s effective tax rate and the federal statutory tax rate for the three and nine months ended September 30, 2018 and 2017 was primarily related to the full valuation allowance recorded on its deferred tax assets.

As of September 30, 2018 and 2017, the Company would have needed to generate approximately $273.3 million and $256.8 million, respectively, of future financial taxable income to realize its deferred tax assets.

As of September 30, 2018 and December 31, 2017, the Company provided for a total liability of $3.1 million and $3.3 million, respectively, of which $1.2 million and $1.4 million, respectively, was related to its discontinued operations, for unrecognized tax benefits related to various federal, foreign and state income tax matters, which was included in long-term deferred tax assets and other long-term liabilities. If recognized, the entire amount of the liability would affect the effective tax rate. As of September 30, 2018, the Company accrued approximately $2.1 million, of which $1.8 million was related to its discontinued operations, in other long-term liabilities for potential payment of interest and penalties related to uncertain income tax positions.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), “Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” which provides guidance on accounting for the impact of the Tax Act. SAB 118 was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. Pursuant to the disclosure provisions of SAB 118, as of September 30, 2018, the Company has completed its accounting for the tax effects of the Tax Act. The Company recorded a reasonable estimate of the impact from the Tax Act as of December 31, 2017, but is still analyzing the Tax Act and refining its calculations. Additionally, future guidance from the Internal Revenue Service, the SEC or the FASB could result in changes to the Company’s accounting for the tax effects of the Tax Act.

NOTE 8—DEBT

New Centre Lane Facility

On September 18, 2018, the Company refinanced and replaced its prior Centre Lane Facility with the New Centre Lane Facility, a four-year $35.0 million senior secured credit agreement with an affiliate of Centre Lane as Administrative Agent and Collateral Agent, and the other lenders from time to time party thereto. The Company recorded a loss on extinguishment of debt of $1.1 million, which is included in interest expense on the condensed consolidated statement of operations for the three and nine months ended September 30, 2018. After payment of the amounts outstanding under the prior Centre Lane Facility and fees associated with the New Centre Lane Facility, net cash proceeds were $1.0 million.

The New Centre Lane Facility requires payment of an annual administration fee of $25,000. Borrowings under the New Centre Lane Facility bear interest at the London Interbank Offered Rate (“LIBOR”) (with a minimum rate of 2.5%) plus 10% per year, payable monthly in cash. The Company must repay an amount equal to 0.25% of the original aggregate principal amount of the New Centre Lane Facility in consecutive quarterly installments, beginning on December 31, 2018 through June 30, 2019. The Company must repay an amount equal to 0.50% of the original aggregate principal amount of the New Centre Lane Facility in consecutive quarterly installments, beginning on September 30, 2019.

The Company’s obligations under the New Centre Lane Facility are guaranteed by all of its wholly owned domestic subsidiaries, subject to customary exceptions. The Company’s obligations are secured by first priority security interests on substantially all of its assets and those of its wholly owned domestic subsidiaries. This includes 100% of the voting equity interests of the Company’s domestic subsidiaries and 65% of the voting equity interests of other directly owned foreign subsidiaries, subject to customary exceptions.

Beginning on September 19, 2019, the Company may voluntarily prepay the New Centre Lane Facility at any time or from time to time, in whole or in part, in a minimum amount of $1.0 million of the outstanding principal amount, plus a prepayment premium, plus any accrued but unpaid interest on the aggregate principal amount being prepaid, plus a prepayment premium, to be calculated as follows (the “Prepayment Premium”):

Period	Prepayment Premium as a Percentage of Aggregate Outstanding Principal Prepaid
September 19, 2019 to September 18, 2021	1%
After September 18, 2021	0%

Subject to certain exceptions, the Company must prepay an aggregate principal amount equal to 75% of its Excess Cash Flow (as defined in the New Centre Lane Facility), minus the sum of all voluntary prepayments, within five business days after the date that is 90 days following the end of each fiscal year. The New Centre Lane Facility also requires mandatory prepayment of certain amounts in the event the Company or its subsidiaries receive proceeds from certain events and activities, including, among others, asset sales, casualty events, the issuance of indebtedness and equity interests not otherwise permitted under the New Centre Lane Facility and the receipt of tax refunds or extraordinary receipts in excess of $500,000, plus, in certain instances, the applicable Prepayment Premium, calculated as set forth above.

The New Centre Lane Facility contains customary representations and warranties, as well as customary affirmative and negative covenants. The New Centre Lane Facility contains covenants that may, among other things, limit the Company’s ability to incur additional debt, incur liens, make investments or capital expenditures, declare or pay dividends, engage in mergers, acquisitions and dispositions, engage in new lines of business or certain transactions with affiliates and change accounting policies or fiscal year.

Events of default under the New Centre Lane Facility include, but are not limited to, a breach of any of the financial covenants or any representations or warranties, failure to timely pay any amounts due and owing, the commencement of any bankruptcy or other insolvency proceeding, judgments in excess of certain acceptable amounts, the occurrence of a change in control, certain events related to ERISA matters and impairment of security interests in collateral or invalidity of guarantees or security documents.

Upon a default under the New Centre Lane Facility, the Company’s senior secured lenders would have the right to accelerate the then-outstanding amounts under such facility and to exercise their rights and remedies to collect such amounts, which would include foreclosing on collateral constituting substantially all of the Company’s assets and those of its subsidiaries. However, in October 2018, the Company entered into a three-year, $15.0 million Credit Agreement (as defined below) that provides for a secured asset-based revolving credit facility that provides borrowing availability against 85% of eligible accounts receivable and 80% of eligible contract assets; as such, the lenders under the Credit Agreement hold a first priority lien on the Company’s accounts receivable and contract assets. Please refer to “Note 12–Subsequent Event” for additional discussion of the Credit Agreement.

Prior Centre Lane Facility

In June 2017, funds affiliated with Centre Lane purchased and assumed the outstanding debt from the Company’s then-existing lenders under its revolving credit facility (as amended or supplemented from time to time, the “Revolving Credit Facility”). The Company replaced the Revolving Credit Facility with a 4.5-year senior secured term loan facility (the “Initial Centre Lane Facility”) with an affiliate of Centre Lane Partners, LLC (“Centre Lane”) as Administrative Agent and Collateral Agent, and the other lenders from time to time party thereto (collectively, the “Lenders”). The Initial Centre Lane Facility is governed by the terms of the Senior Secured Credit Agreement, dated June 16, 2017, as amended by the First Amendment, dated August 17, 2017 (the “First Centre Lane Amendment”), the Limited Waiver and Second Amendment, dated October 11, 2017, the Second Limited Waiver and Third Amendment, dated January 9, 2018, the Third Limited Waiver, dated March 30, 2018, the Fourth Amendment, dated April 13, 2018 (the “Fourth Amendment”), and the Consent and Fifth Amendment, dated July 11, 2018 (the “Fifth Amendment”) (collectively, the “Centre Lane Facility”). While not a party to the Centre Lane Facility, entities associated with Wynnefield Capital, Inc., the Company’s largest equity investor, funded $6.0 million of the Centre Lane Facility. After payment of the Revolving Credit Facility and fees associated with both the Initial Centre Lane Facility and the First Centre Lane Amendment, net cash proceeds were $15.3 million.

The Initial Centre Lane Facility provided for an initial loan in an aggregate principal amount of $45.0 million, and the First Centre Lane Amendment provided for a first-out loan for an additional aggregate principal amount of $10.0 million (the “First-Out Loan”). The Initial Centre Lane Facility had a maturity date of December 16, 2021. The Fourth Amendment imposed a mandatory prepayment of all obligations then outstanding under the Centre Lane Facility on May 31, 2019. However, the Fifth Amendment extended the required prepayment of all outstanding amounts due and payable to April 1, 2020. Had the First-Out Loan not been paid in full as a result of the sale of Mechanical Solutions in October 2017, described below, it would have matured on September 30, 2018.

The Initial Centre Lane Facility required payment of an annual administration fee of $25,000 and an upfront fee equal to 7% of the aggregate commitments provided under the Centre Lane Facility. The upfront fee bore interest at a rate of the LIBOR plus 19% annual PIK interest. The upfront fee was payable upon the earlier of maturity or the occurrence of certain events, including significant debt prepayments or asset sales that may occur prior to maturity. In addition to those fees, the First Centre Lane Amendment also required the Company to pay an upfront fee equal to 7% of the First-Out Loan commitments, which bore interest at the same rate as the initial upfront fee, and an exit fee equal to 7% of the aggregate outstanding principal amount of the First-Out Loan commitments, which was payable upon the maturity date of the First-Out Loan.

Borrowings under the Centre Lane Facility bore interest at LIBOR plus the sum of 9% per year, payable in cash, plus 10% PIK interest. Cash interest was payable monthly, and the PIK interest accrued to and increased the principal balance on a monthly basis.

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

The Company’s obligations under the Centre Lane Facility were guaranteed by all of its wholly owned domestic subsidiaries, subject to customary exceptions. The Company’s obligations were secured by first priority security interests on substantially all of its assets and those of its wholly owned domestic subsidiaries. This included 100% of the voting equity interests of the Company’s domestic subsidiaries and certain specified foreign subsidiaries and 65% of the voting equity interests of other directly owned foreign subsidiaries, subject to customary exceptions.

The Company was permitted to voluntarily prepay the Centre Lane Facility at any time or from time to time, in whole or in part, in a minimum amount of $1.0 million of the outstanding principal amount, plus any accrued but unpaid interest on the aggregate amount of the term loans being prepaid, plus a prepayment premium, which was to be calculated as follows (the “Prior Prepayment Premium”):

Prior Prepayment Premium as a
Percentage of Aggregate
Period	Outstanding Principal Prepaid
June 16, 2017 to June 16, 2018	3%
June 17, 2018 to June 16, 2019	2%
June 17, 2019 to June 16, 2020	1%
After June 16, 2020	0%

Subject to certain exceptions, the Company was required to prepay an aggregate principal amount equal to 100% of its Excess Cash Flow (as defined in the Centre Lane Facility), minus the sum of all voluntary prepayments, within five business days after the date that is 90 days following the end of each fiscal year. The Centre Lane Facility also required mandatory prepayment of certain amounts in the event the Company or its subsidiaries received proceeds from certain events and activities, including, among others, asset sales, casualty events, the issuance of indebtedness and equity interests not otherwise permitted under the Centre Lane Facility and the receipt of tax refunds or extraordinary receipts in excess of $500,000, plus, in certain instances, the applicable Prior Prepayment Premium, calculated as set forth above.

The Centre Lane Facility contained customary representations and warranties, as well as customary affirmative and negative covenants. The Centre Lane Facility contained covenants that may  have, among other things, limited the Company’s ability to incur additional debt, incur liens, make investments or capital expenditures, declare or pay dividends, engage in mergers, acquisitions and dispositions, engage in new lines of business or certain transactions with affiliates and change accounting policies or fiscal year.

Events of default under the Centre Lane Facility included, but were not limited to, a breach of any of the financial covenants or any representations or warranties, failure to timely pay any amounts due and owing, the commencement of any bankruptcy or other insolvency proceeding, judgments in excess of certain acceptable amounts, the occurrence of a change in control, certain events related to ERISA matters and impairment of security interests in collateral or invalidity of guarantees or security documents.

Upon a default under the Centre Lane Facility, the Company’s senior secured lenders would have had the right to accelerate the then-outstanding amounts under such facility and to exercise their rights and remedies to collect such amounts, which would include foreclosing on collateral constituting substantially all of the Company’s assets and those of its subsidiaries. During the third quarter of 2017, the Company made the decision to exit and sell substantially all of the operating assets and liabilities of its Mechanical Solutions segment in an effort to reduce the Company’s outstanding term debt. As an initial step in this plan, the Company filed a certificate of dissolution and dissolved its wholly owned inactive subsidiary, Braden Construction Services, Inc., on September 5, 2017. As a result of this dissolution, the Company was in violation of one of its covenants under the Center Lane Facility as of December 31, 2017. On January 9, 2018, the Company entered into a second limited waiver and third amendment to the Centre Lane Facility, which waived the event of default caused by the dissolution and extended the first required date for the Company to satisfy the total leverage and fixed charge coverage ratios to March 31, 2019.

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
•

Waived the requirement under the Centre Lane Facility to prepay $3.7 million of certain future cash receipts and any event of default that would otherwise result from failure to pay such amounts (including the $0.3 million net cash proceeds from the sale of the Heerlen office building and $2.1 million cash proceeds from the sale of pre-petition receivables due from Westinghouse Electric Company LLC, which filed for bankruptcy in March 2017).

•	Provided a $3.0 million Incremental Loan Commitment, which could have been drawn upon in minimum increments of $1.0 million, which, if utilized, bore interest at the greater of LIBOR plus 19% or 50%.
•	Assessed a 1% unused line fee on the Incremental Loan Commitment.
•	Required a payment of a $0.5 million exit fee, due and payable on May 31, 2019.
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

•	Extended the required prepayment of all outstanding amounts due and payable to the earlier of April 1, 2020 or the date of acceleration of loans pursuant to an additional event of default.
•	Extended the first required date for the Company to satisfy the total leverage and fixed charge coverage ratios to June 30, 2020.
•	Assessed a $4.0 million amendment fee, which was capitalized and added to the outstanding principal balance of the term loan and was to be due and payable on April 1, 2020.

The following table summarizes the Company’s long-term debt under the New Centre Lane Facility:

(in thousands)	As of September 30, 2018
Current portion of term loan	$438

Term loan, due 2021	34,562
Unamortized deferred financing costs	(1,504)
Long-term debt, net	$33,058

Total term loan, net	$33,496

The Company’s effective rate on its outstanding debt was 14.6% and 20.3% as of September 30, 2018 and December 31, 2017, respectively.

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

As of September 30, 2018, the Company had $5.1 million outstanding standby letters of credit that were originally issued under the Revolving Credit Facility and there were no amounts drawn upon these letters of credit. As of September 30, 2018, the Company provided cash collateral of $5.4 million for letters of credit with expiry dates beyond the Revolving Credit Facility’s original maturity date. In addition, as of September 30, 2018, the Company had outstanding surety bonds on projects of $49.6 million. The New Centre Lane Facility does not provide for letters of credit; therefore, as of September 30, 2018, the Company was unable to obtain new letters of credit.

On October 11, 2018, the Company entered into a three-year, $15.0 million Credit Agreement that allows for up to $6.0 million of non-cash collateralized letters of credit. Please refer to “Note 12–Subsequent Event” for additional discussion of the Credit Agreement.

Deferred Financing Costs

Deferred financing costs are amortized over the terms of the related debt facilities using the effective yield method. Total interest expense associated with the amortization of deferred financing costs on the prior Centre Lane Facility was $1.3 million and $1.5 million for the three and nine months ended September 30, 2018, respectively. Total interest expense associated with the amortization of deferred financing costs on the prior Centre Lane Facility was $0.4 million and $0.5 million for the three and nine months ended September 30, 2017. The Company did not incur any interest expense associated with the amortization of deferred financing costs on the Revolving Credit Facility for the three months ended September 30, 2017 and incurred less than $0.1 million for the nine months ended September 30, 2017.

As of September 30, 2018, the Company had total unamortized deferred financing costs of $1.5 million related to the New Centre Lane Facility, which were included in long-term debt, net on the accompanying condensed consolidated balance sheet. As of and December 31, 2017, the Company had total unamortized deferred financing costs of $0.9 million related to the Centre Lane Facility, which were included in long-term debt, net on the accompanying condensed consolidated balance sheet. As of September 30, 2018, the Company did not have any unamortized deferred financing costs related to the exit fee under the Fourth Amendment of the Center Lane Facility.

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

The Company’s financial instruments as of September 30, 2018 and 2017 consisted primarily of cash and cash equivalents, restricted cash, receivables, payables and debt instruments. The carrying values of these financial instruments approximate their respective fair values, as they are either short-term in nature or carry interest rates that are periodically adjusted to market rates. The foreign currency forward exchange contracts previously disclosed in the Company’s Quarterly Report on Form 10-Q for the second quarter of 2017 were held by its discontinued operations.

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

A putative shareholder class action, captioned Budde v. Global Power Equipment Group Inc., was filed in the U.S. District Court for the Northern District of Texas naming the Company and certain former officers as defendants. This action and another action were filed on May 13, 2015 and June 23, 2015, respectively, and on July 29, 2015, the court consolidated the two actions and appointed a lead plaintiff. On May 1, 2017, the lead plaintiff filed a second consolidated amended complaint that names the Company and three of its former officers as defendants. It alleges violations of the federal securities laws arising out of matters related to the Company’s restatement of certain financial periods and claims that the defendants made material misrepresentations and omissions of material fact in certain public disclosures during the putative class period in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5, as promulgated thereunder. The plaintiffs seek class certification on behalf of persons who acquired the Company’s stock between September 7, 2011 and May 6, 2015, monetary damages of “more than $200 million” on behalf of the putative class and an award of costs and expenses, including attorneys’ fees and experts’ fees. The Company intends to defend against this action. On June 26, 2017, the Company and the individual defendants filed a motion to dismiss the complaint. After full briefing, on December 27, 2017, the court issued a memorandum opinion and order granting the motion to dismiss, allowing the plaintiffs until January 15, 2018 to file an amended complaint. The court found that, with respect to each of the defendants, plaintiffs failed to plead facts supporting a strong inference of scienter, or the required intent to deceive, manipulate or defraud, or act with severe recklessness. On January 15, 2018, the plaintiffs filed their third amended complaint, and in response the Company filed a renewed motion to dismiss. After full briefing and oral argument, on September 11, 2018, the court dismissed with prejudice the third amended complaint. The court found that, even with Plaintiffs’ amended allegations, plaintiff failed to plead facts supporting a strong inference of scienter. Also on September 11, 2018, plaintiff filed a notice of appeal to the Fifth Circuit. Litigation is subject to many uncertainties, and the outcome of this action is not predictable with assurance. At this time, the Company is unable to predict the possible loss or range of loss, if any, associated with the resolution of this litigation, or any potential effect such may have on the Company or its business or operations.

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

NOTE 11—STOCK-BASED COMPENSATION PLANS

During the third quarter of 2018, the Company granted 42,500 service-based restricted stock units and 42,500 performance-based restricted stock units, both out of treasury stock, at a grant date fair value of $2.74 and $0.98, respectively. These service-based and performance-based restricted stock units have the same terms as those described below.

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

During the second quarter of 2018, the Company awarded 381,008 performance-based restricted stock units to employees, out of treasury stock, at a grant date fair value of $1.27 per share. The 2018 units contain a performance condition based on a stock price goal. The stock price goal will be met if the Company’s common stock price per share equals or exceeds $5.00 for any period of 30 consecutive trading days during a three-year period ending on March 31, 2021. These restricted stock units will vest ratably over a period of three years if the stock price goal is met on or before March 31, 2019. However, if the stock price goal is achieved after March 31, 2019 and on or prior to March 31, 2020, the restricted stock units will vest in three installments, with one-third vesting on the date the stock price goal is met, one-third vesting on March 31, 2020 and one-third vesting on March 31, 2021. Further, if the stock price goal is achieved after March 31, 2020 and on or prior to March 31, 2021, the restricted stock units will vest in two installments, with two-thirds vesting on the date the stock price goal is met and one-third vesting on March 31, 2021. If the stock price goal is met after March 31, 2021 and during the three-year performance period, the restricted stock units will vest in full on the date that the stock price goal is met. The fair value of the performance-based restricted stock units is estimated using the Monte Carlo simulation model.

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

Stock-based compensation expense for the three months ended September 30, 2018 and 2017 was $0.2 million and $0.4 million, respectively, and $0.7 million and $1.9 million for the nine months ended September 30, 2018 and 2017, respectively, and was included in general and administrative expenses on the Company’s condensed consolidated statements of operations.

NOTE 12—SUBSEQUENT EVENT

On October 11, 2018, the Company entered into a three-year, $15.0 million Credit and Security Agreement with Midcap Financial Trust as Agent and as a lender, and other lenders from time to time party thereto (the “Credit Agreement”). The Credit Agreement provides for a secured asset-based revolving credit facility that provides borrowing availability against 85% of eligible accounts receivable and 80% of eligible contract assets, after certain customary exclusions and reserves, and allows for up to $6.0 million of non-cash collateralized letters of credit. The Company can, if necessary, make daily borrowings under the Credit Agreement with same day funding. The outstanding loan balance under the Credit Agreement is reduced via the daily automated sweeping of the Company’s depository accounts to the lender’s account under the terms of deposit account control agreements. As of November 9, 2018, the Company had no loan amount outstanding under the Credit Agreement.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q and its exhibits contain or incorporate by reference various forward-looking statements that express a belief, expectation or intention or are otherwise not statements of historical fact. Forward-looking statements generally use forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast” and other words that convey the uncertainty of future events or outcomes. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. Investors should not place undue reliance on any of these forward-looking statements. Except as required by law, we undertake no obligation to further update any such statements, or the risk factors described in our 2017 Report under the heading “Item 1A. Risk Factors,” to reflect new information, the occurrence of future events or circumstances or otherwise. Forward-looking statements may include information concerning the following, among other items:

•	our high level of indebtedness;
•	our ability to make interest and principal payments on our debt and satisfy the financial and other covenants contained in the New Centre Lane Facility and the Credit Agreement;
•	our ability to enter into new lending facilities and to access letters of credit;
•	our ability to generate sufficient cash resources to continue funding operations;
•	our pending putative securities class action;
•	our material weaknesses in internal control over financial reporting and our ability to maintain effective controls over financial reporting in the future;
•	changes in our senior management, financial reporting and accounting teams;
•	our ability to timely prepare and file our periodic reports;
•	a failure to implement our business strategies, including our potential inability to successfully divest additional assets to reduce debt;
•	a failure to realize liquidity, operating and growth initiatives and opportunities;
•	our competitive position;
•	market outlook and trends in our industry;
•	our contract backlog and related amounts to be recognized as revenue;
•	our expected financial condition;
•	our future cash flows;
•	our expected results of operations;
•	future capital and other expenditures;
•	future liabilities resulting from the Koontz-Wagner bankruptcy filing;
•	availability of materials, supplies and craft labor;
•	plans and objectives of management;
•	future income tax payments and utilization of net operating loss and foreign tax credit carryforwards, including any impact relating to the Tax Act;
•	future compliance with orders of and agreements with regulatory agencies;
•	expected outcomes of legal or regulatory proceedings and their expected effects on our results of operations, including the bankruptcy filing by Koontz-Wagner; and
•	any other statements regarding future growth, future cash needs, future operations, business plans and future financial results.

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

The following discussion provides an analysis of the results of continuing operations, an overview of our liquidity and capital resources and other items related to our business. In the third quarter of 2017, we made the decision to exit and sell substantially all of the operating assets and liabilities of our Mechanical Solutions segment. In October 2017, we sold substantially all of the operating assets and liabilities of our Mechanical Solutions segment, including our manufacturing facility in Mexico. During the fourth quarter of 2017, we made the decision to exit and sell our Koontz-Wagner business. On July 11, 2018, Koontz-Wagner filed a voluntary petition for relief under Chapter 7 of Title 11 of the Bankruptcy Code with the United States Bankruptcy Court for the Southern District of Texas. We determined that the decision to exit each of those segments met the definition of a discontinued operation. As a result, those segments have been presented as discontinued operations for all periods presented. Unless otherwise specified, the financial information and discussion in this Form 10-Q are as of and for the three and nine months ended September 30, 2018 and are based on our continuing operations; they exclude any results of our discontinued operations. Please refer to “Note 4—Changes in Business” to the condensed consolidated financial statements included in this Form 10-Q for additional information on our discontinued operations.

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

The following table summarizes our backlog:

(in thousands)	September 30, 2018	December 31, 2017
Backlog	$187,786	$137,691

Backlog as of September 30, 2018 increased $50.1 million from December 31, 2017. The increase in backlog was primarily driven by $25.2 million resulting from increases in the construction activities at Plant Vogtle Units 3 and 4 and $20.1 million attributable to the renewal of an existing nuclear maintenance and modification contract, which has a scheduled outage in 2019.

Results of Operations

The following summary and discussion of our results of operations is based on our continuing operations and excludes any results of our discontinued operations.

	Three Months Ended September 30,		Nine Months Ended September 30, 2018
(in thousands)	2018	2017	2018	2017
Revenue	$53,467	$39,040	$144,563	$142,653
Cost of revenue	43,255	34,280	121,154	132,694
Gross profit	10,212	4,760	23,409	9,959

Selling and marketing expenses	397	470	1,299	1,754
General and administrative expenses	7,529	9,124	21,485	24,829
Restructuring charges	1,436	—	3,661	—
Restatement expenses	—	526	160	2,959
Depreciation and amortization expense	192	484	633	1,148
Total operating expenses	9,554	10,604	27,238	30,690
Operating income (loss)	658	(5,844)	(3,829)	(20,731)

Interest expense, net	3,622	3,640	7,397	7,584
Gain on sale of business and net assets held for sale	—	—	—	(239)
Other (income) expense, net	(339)	(9)	(844)	(9)
Loss from continuing operations before income tax expense (benefit)	(2,625)	(9,475)	(10,382)	(28,067)
Income tax expense (benefit)	215	312	720	(1,226)
Loss from continuing operations	$(2,840)	$(9,787)	$(11,102)	$(26,841)

Revenue for the three months ended September 30, 2018 increased $14.4 million compared with the corresponding period in 2017 due primarily to additional scope associated with construction activities at Plant Vogtle Units 3 and 4, which accounted for $9.6 million of the increase. Additionally, revenue from decommissioning projects increased $4.0 million compared with the corresponding period in 2017.

Gross profit for the three months ended September 30, 2018 increased $5.5 million compared with the corresponding period in 2017. The increase resulted from the early termination of a contract under which we recognized $3.4 million of revenue with no additional associated costs in the current year quarter. At the time of termination, we recognized the difference between the contractually earned billings and the amount of revenue that we had recognized under the cost-to-cost methodology of percentage of completion accounting. Additionally, in the prior year quarter, we recognized $5.1 million of revenue related to three loss contracts with no associated gross profit recognized in the quarter. The cumulative impact of the estimated losses on those contracts had been recognized in the first quarter of 2017.

Operating income for the three months ended September 30, 2018 increased $6.5 million compared with the corresponding period in 2017 due to the $5.5 million increase in gross profit and a $1.1 million decrease in operating expenses. The $1.6 million decrease in general and administrative expense, a $0.3 million decrease in depreciation and amortization expenses and a $0.5 million decrease in restatement expense due to the wind-down of restatement activities in conjunction with the March 15, 2017 filing of the Annual Report on Form 10-K for the year ended December 31, 2015, which included the restatement of certain prior period financial results, were more than enough to offset the $1.4 million increase in restructuring charges.

Revenue for the nine months ended September 30, 2018 increased $1.9 million compared with the corresponding period in 2017. The primary drivers of the increase were a $29.7 million increase from construction activities at Plant Vogtle Units 3 and 4 and a $10.4 million increase from decommissioning projects. These increases were substantially offset by a $20.0 million decrease due to the timing of a nuclear outage; a $14.6 million decrease related to the substantial completion of four non-recurring fixed price contracts in 2017; and the non-recurrence of the first quarter 2017 release to revenue of a $4.4 million liquidated damages contingent liability.

Gross profit for the nine months ended September 30, 2018 increased $13.5 million compared with the corresponding period in 2017 primarily due to a decrease of $12.1 million in the amount of losses recognized on three non-recurring fixed price contracts that were substantially completed in 2017 ($0.2 million of losses in 2018 as compared to $12.3 million in 2017).

Operating loss for the nine months ended September 30, 2018 decreased $16.9 million compared with the corresponding period in 2017 due to the $13.5 million increase in gross profit and a $3.5 million decrease in operating expenses. The $3.3 million decrease in general and administrative expenses as discussed below, a $0.5 million decrease in selling and marketing expenses, a $0.5 million decrease in depreciation and amortization expenses and a $2.8 million decrease in restatement expense due to the wind-down of restatement activities in conjunction with the March 15, 2017 filing of the Annual Report on Form 10-K for the year ended December 31, 2015, which included the restatement of certain prior period financial results, were more than enough to offset the $3.7 million increase in restructuring charges.

General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Labor-related expenses	$4,316	$5,415	$11,986	$13,964
Stock-based compensation expense	222	407	687	1,779
Professional fees	1,262	1,533	4,621	3,672
Other expenses	1,729	1,769	4,191	5,414
Total	$7,529	$9,124	$21,485	$24,829

Total general and administrative expenses for the three months ended September 30, 2018 decreased $1.6 million compared with the corresponding period in 2017. For the three months ended September 30, 2018, total labor-related expenses decreased $1.1 million due primarily to an overall decrease in on-going labor and labor-related expenses compared with the corresponding period in 2017. For the three months ended September 30, 2018, professional fees decreased $0.3 million due primarily to a decrease in audit and tax related fees compared with the corresponding period in 2017. Additionally, stock-based compensation expense decreased $0.2 million compared with the corresponding period in 2017.

Total general and administrative expenses for the nine months ended September 30, 2018 decreased $3.3 million compared with the corresponding period in 2017. For the nine months ended September 30, 2018, total labor-related expenses decreased $2.0 million due primarily to an overall decrease in on-going labor and labor-related expenses compared with the corresponding period in 2017. In addition, for the nine months ended September 30, 2018, stock-based compensation expense decreased $1.1 million compared with the corresponding period in 2017. Furthermore, other expenses decreased $1.2 million compared with the corresponding period in 2017 due to a $0.1 million decrease in travel and entertainment expense, a $0.6 million decrease in computer software expense, a $0.3 million decrease in bank fees and a $0.3 million decrease in bad debt expense compared with the corresponding period in 2017. These decreases in general and administrative expenses for the nine months ended September 30, 2018 were partially offset by a $0.9 million increase in professional fees due to strategic alternative activities compared with the corresponding period in 2017.

Restructuring Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Lease	418	—	418	—
Severance	1,018	—	3,243	—
Total	$1,436	$—	$3,661	$—

In 2018, we made the decision to relocate our corporate headquarters to Tucker, Georgia and vacated our leased office space in Irving, Texas on September 30, 2018. Presently, we are seeking to sublease the office space; however, we may choose to pay a termination fee and terminate the lease. We expect to complete our exit activities related to this office space by November 2019, when the lease expires.

Other (Income) Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Interest expense, net	$3,622	$3,640	$7,397	$7,584
Gain on sale of business and net assets held for sale	—	—	—	(239)
Other (income) expense, net	(339)	(9)	(844)	(9)
Total	$3,283	$3,631	$6,553	$7,336

Total other expense, net, for the three and nine months ended September 30, 2018 decreased $0.3 million and $0.8 million, respectively, compared with the corresponding periods in 2017 due primarily to income from the Company’s 25% interest in an equity method investment.

Income Tax Expense (Benefit)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Income tax expense (benefit)	$215	$312	$720	$(1,226)

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

For the three and nine months ended September 30, 2018, we recorded income tax expense from continuing operations of $0.2 million, or (8.2)% of pretax loss from continuing operations, and $0.7 million, or (6.9)% of pretax loss from continuing operations, respectively, compared with income tax expense from continuing operations of $0.3 million, or (3.3)% of pretax loss from continuing operations, and income tax benefit from continuing operations of $1.2 million, or 4.4% of pretax loss from continuing operations, respectively, in the corresponding periods of 2017. The difference between our effective tax rate and the federal statutory tax rate for the three and nine months ended September 30, 2018 and 2017 was primarily related to the full valuation allowance recorded on our deferred tax assets.

Discontinued Operations

See “Note 4—Changes in Business” to the unaudited condensed consolidated financial statements included in this Form 10-Q for information regarding discontinued operations.

Liquidity and Capital Resources

During the three and nine months ended September 30, 2018, we continued to have significant liquidity constraints. Our principal sources of liquidity were releases of restricted cash and proceeds from the New Centre Lane Facility. Our principal uses of cash were to pay for customer contract-related material, labor and subcontract labor, restructuring charges resulting from the Koontz-Wagner bankruptcy, operating expenses and interest expense on the Centre Lane Facility. See discussion in “Note 2—Liquidity” to the unaudited condensed consolidated financial statements included in this Form 10-Q.

Net Cash Flows

Our net consolidated cash flows, including cash flows related to discontinued operations, consisted of the following:

	Nine Months Ended September 30,
Statement of Cash Flow Data (in thousands)	2018	2017
Cash flows provided by (used in):
Operating activities	$(6,697)	$(18,967)
Investing activities	196	23,217
Financing activities	654	3,740
Effect of exchange rate change on cash	—	713
Net change in cash, cash equivalents and restricted cash	$(5,847)	$8,703

Cash and Cash Equivalents

As of September 30, 2018, our operating unrestricted cash and cash equivalents decreased by $0.2 million to $4.4 million from $4.6 million as of December 31, 2017. As of September 30, 2018, the operating cash balance of $4.4 million was held in U.S. bank accounts.

Operating Activities

Cash flows from operating activities result primarily from earnings sources and are affected by changes in operating assets and liabilities, which consist primarily of working capital balances related to our projects. For the nine months ended September 30, 2018, cash used by operating activities decreased $12.3 million to $6.7 million. The $6.7 million usage of cash during the first nine months of 2018 was primarily attributed to our discontinued operations, which used $6.7 million of cash in its operating activities.

During the nine months ended September, 2018, our working capital decreased $13.4 million, or 42.2%, from December 31, 2017. Current assets decreased $35.4 million during the first nine months of 2018, due primarily to a $27.4 million decrease in current assets of discontinued operations in connection with the bankruptcy and deconsolidation of Koontz-Wagner, a $5.6 million decrease in restricted cash, a $2.3 million decrease in contract assets and a $2.5 million decrease in other current assets. These decreases were partially offset by a $3.0 million increase in accounts receivable, net. Current liabilities decreased $22.0 million during the first nine months of 2018 due primarily to a $26.3 million decrease in current liabilities of discontinued operations in connection with the bankruptcy and deconsolidation of Koontz-Wagner and a $4.3 million decrease in contract liabilities. These decreases were partially offset by a $2.0 million increase in accounts payable, a $5.7 million increase in accrued compensation and benefits, a $0.4 million increase in other current liabilities and $0.4 million increase in current portion of long-term debt.

Investing Activities

For the nine months ended September 30, 2018, net cash provided by investing activities decreased $23.0 million due primarily to $20.2 million in net proceeds received as a result of the divestiture of Hetsco in January 2017. No significant divestitures occurred during the nine months ended September 30, 2018.

Financing Activities

For the nine months ended September 30, 2018, net cash used in financing activities decreased $3.1 million. During the first nine months of 2017, repayment of our previously outstanding Revolving Credit Facility used $165.5 million of cash, while proceeds from the Revolving Credit Facility and the Centre Lane Facility provided $171.6 million of cash. The Revolving Credit Facility was refinanced and replaced with the Centre Lane Facility in June 2017. We used $1.9 million in cash during the first nine months of 2017 in connection with the refinancing of our long-term debt. During the nine months ended September 30, 2018, we refinanced the $45 million Center Lane Facility with the $35 million New Centre Lane Facility. The refinancing provided $35 million of cash and used $31.2 million of cash to repay outstanding principal, $1.5 million in cash for refinancing costs, $0.6 million in cash to pay the 2% prepayment fee and $0.5 million in cash to pay for the outstanding Fourth Amendment fee. For additional information, please refer to “Note 8—Debt” to the condensed consolidated financial statements included in this Form 10-Q.

Effect of Exchange Rate Changes on Cash

For the nine months ended September 30, 2018, our cash flows were not impacted by fluctuations in foreign currency. For the nine months ended September 30, 2017, the effect of exchange rate changes increased cash by $0.7 million, primarily resulting from fluctuations in the Euro and the Mexican Peso against the U.S. Dollar.

Dividends

We have not declared dividends since the first quarter of 2015 and do not anticipate declaring dividends in the near term. As of September 30, 2018, the terms of our Centre Lane Facility restricted our ability to pay dividends. In addition, the timing and amounts of any dividends would be subject to determination and approval by our Board of Directors. Dividends reported on the unaudited condensed consolidated statements of cash flows included in this Form 10-Q are related to dividends on unvested restricted stock awards and units granted under pre-2014 long-term incentive compensation plans and are not related to a declared dividend.

Liquidity Outlook

On July 11, Koontz-Wagner, the Company’s wholly owned subsidiary which comprised substantially all of current year discontinued operations, filed for Chapter 7 bankruptcy. As a result, the Company will no longer need to fund Koontz-Wagner’s operations. The extent to which we may incur additional liabilities in excess of those for which we have already accrued is currently unknown.

On September 18, 2018, we refinanced and replaced our existing Centre Lane Facility with the New Centre Lane Facility, a four-year, $35.0 million senior secured credit agreement with an affiliate of Centre Lane as Administrative Agent and Collateral Agent, and the other lenders from time to time party thereto. After payment of the existing Centre Lane Facility and fees associated with the New Centre Lane Facility, net cash proceeds were $1.0 million. Please refer to “Note 8–Debt” for additional discussion on the New Centre Lane Facility.

On October 11, 2018, we entered into a three-year, $15.0 million Credit Agreement. The Credit Agreement is a secured asset-based revolving credit facility that provides borrowing availability against 85% of eligible accounts receivable and 80% of eligible costs and estimated earnings in excess of billings, after certain customary exclusions and reserves, and allows for up to $6.0 million of non-cash collateralized letters of credit. The Credit Agreement provides us with the necessary short-term borrowing capacity to address our day-to-day working capital needs, which we have not had since entering into the Initial Centre Lane Facility in June 2017. Please refer to “Note 12–Subsequent Event” for additional discussion of the Credit Agreement.

Restricted cash balances decreased $5.6 million since the beginning of the year to $5.9 million as of September 30, 2018 as a result of the cancellation of a $3.5 million cash collateralized letter of credit and the release of escrow amounts related to certain of our sold former subsidiaries. As a result of the assumption of the outstanding letters of credit under the Credit Agreement, the $5.4 million of restricted cash which had collateralized those letters of credit was released to us in October 2018, net of $0.9 million in fees owed to the collateral agent. We anticipate that outstanding letters of credit, which currently reduce our borrowing availability under the Credit Agreement, will continue to decline during the remainder of 2018 as additional letters of credit are cancelled or reduced upon satisfaction of the underlying conditions.

Although we are aggressively executing our plan to reduce general and administrative expenses, our 2018 results of operations have been and will continue to be impacted by significant severance and other restructuring cash expenditures. Additionally, the cash flow requirements of executing the reduction plan will continue into 2019.

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

As of September 30, 2018, we had a contingent liability for issued and outstanding standby letters of credit, generally issued to secure performance on customer contracts. As of September 30, 2018, we had $5.1 million of outstanding standby letters of credit that were originally issued under the Revolving Credit Facility and there were no amounts drawn upon these letters of credit. In addition, as of September 30, 2018, we had outstanding surety bonds on projects of $49.6 million. Our subsidiaries also provide financial guarantees for certain contractual obligations in the ordinary course of business.

Critical Accounting Policies

On January 1, 2018, we adopted ASC Topic 606, “Revenue from Contracts with Customers.” In connection with the adoption, we implemented certain changes to our accounting policies and processes related to revenue recognition. For additional information on changes to our revenue recognition accounting policy, please refer to “Note 5—Revenue” to the condensed consolidated financial statements included in this Form 10-Q. There were no other material changes to our critical accounting policies as set forth in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2017 Report, during the three and nine months ended September 30, 2018.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4.     Controls and Procedures.

The Company has evaluated, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures as of September 30, 2018. This is done in order to ensure that information the Company is required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2018, due to the material weaknesses described in “Item 9A. Controls and Procedures” of the Company’s 2017 Report.

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

Changes in Internal Control over Financial Reporting

Under the applicable SEC rules (Exchange Act Rules 13a-15(f) and 15d-15(f)), management is required to evaluate any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As discussed in “Item 9A. Controls and Procedures” of the 2017 Report, we have undertaken a broad range of remedial procedures to address material weaknesses in our internal control over financial reporting. These remedial procedures continued throughout the nine months ended September 30, 2018 and will continue throughout the remainder of 2018.

On January 1, 2018, we adopted ASC Topic 606, “Revenue from Contracts with Customers.” In connection with the adoption, we implemented certain changes to our processes and controls related to revenue recognition. These changes included the development of new policies and practices based on the five-step model outlined in ASC Topic 606, new contract review requirements and new processes and controls related to the additional disclosure requirements. In April 2018, we closed our internal audit department and reassigned that department’s responsibilities to other departments throughout the organization. While we continue to implement remediation efforts and design enhancements to our internal control procedures, we believe there were no other changes to our internal control over financial reporting that occurred during the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.Legal Proceedings.

The information included in “Note 4—Changes in Business” and “Note 10—Commitments and Contingencies” to the unaudited condensed consolidated financial statements in this Form 10-Q is incorporated by reference into this Item.

Item 1A.Risk Factors.

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Due to the bankruptcy filing by Koontz-Wagner, the Company has added the following risk factor that should be considered:

Liabilities, fees, and expenses related to the Koontz-Wagner bankruptcy filing could have a material adverse effect on our results of operations, cash flows and financial position.

We may incur future liabilities as a result of the bankruptcy filing of our Koontz-Wagner subsidiary, and defending any claims relating to the Koontz-Wagner bankruptcy could require us to incur substantial legal fees and other expenses. Any such liabilities could have a material adverse effect on our results of operations, cash flows and financial position.

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

10.1

Consent and Fifth Amendment to Senior Secured Credit Agreement, dated July 11, 2018, by and among Williams Industrial Services Group Inc. (f/k/a Global Power Equipment Group Inc.), as Borrower, the Lenders party thereto, and Centre Lane Partners Master Credit Fund II, L.P., as Administrative Agent and Collateral Agent (filed as Exhibit 10.2 to our Form 10-Q filed with the Commission on August 14, 2018 and incorporated herein by reference).

10.2

Employment Agreement, dated July 31, 2018, by and between Williams Industrial Services Group Inc. and Timothy M. Howsman (filed as Exhibit 10.6 to our Form 10-Q filed with the Commission on August 14, 2018 and incorporated herein by reference).*

10.3

Senior Secured Credit Agreement, dated as of September 18, 2018, by and among Williams Industrial Services Group Inc., as Borrower, the lenders party thereto and Centre Lane Partners Master Credit Fund II, L.P., as Administrative Agent and Collateral Agent.♦

10.4

Credit and Security Agreement, dated as of October 11, 2018, by and among Williams Industrial Services Group Inc. and the other borrowers from time to time party thereto, as Borrowers, MidCap Financial Trust, as Agent and as a Lender, and the additional lenders from time to time party thereto.♦

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

WILLIAMS INDUSTRIAL SERVICES GROUP INC.

Date: November 14, 2018	By:	/s/ Timothy M. Howsman
Timothy M. Howsman,
Chief Financial Officer (Duly authorized officer and principal financial and accounting officer of the registrant)