Form 10-K
period 2018-12-31
Williams Industrial Services Group Inc.
filed 2019-04-01
CIK 1136294

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

Commission File No. 001‑16501

Williams Industrial Services Group Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	73‑1541378 (I.R.S. Employer Identification No.)

100 Crescent Centre Parkway, Suite 1240

Tucker, GA 30084

(Address of registrant’s principal executive offices and zip code)

Registrant’s telephone number, including area code: (770) 879‑4400

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act:

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

As of June 29, 2018, the last business day of our most recently completed second fiscal quarter, 10,487,988 shares of the registrant’s publicly traded common stock held by non-affiliates were outstanding with an aggregate market value of approximately $32,198,123 (based upon the closing price on June 29, 2018 of $3.07 per share).

As of March 28, 2019, there were 18,815,935 shares of common stock of Williams Industrial Services Group Inc. outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of the Form 10‑K to the extent stated herein. The Proxy Statement or an amended report on Form 10‑K will be filed within 120 days of the registrant’s year ended December 31, 2018.

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

Cautionary Note Regarding Forward‑Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2018 (this “Form 10-K”) and its exhibits contain or incorporate by reference various forward-looking statements that express a belief, expectation or intention or are otherwise not statements of historical fact. Forward-looking statements generally use forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast” and other words that convey the uncertainty of future events or outcomes. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. Investors should not place undue reliance on any of these forward-looking statements. Except as required by law, we undertake no obligation to further update any such statements, or the risk factors described in “Part I—Item 1A. Risk Factors,” to reflect new information, the occurrence of future events or circumstances or otherwise.

The forward-looking statements in this filing do not constitute guarantees or promises of future performance. The following important factors could cause actual outcomes and results to differ materially from those expressed in our forward-looking statements:

•	our high level of indebtedness;
•

our ability to make interest and principal payments on our debt and satisfy the financial and other covenants contained in the New Centre Lane Facility (as defined below) and the MidCap Facility (as defined below);

•	our ability to engage in certain transactions and activities due to limitations and covenants contained in the New Centre Lane Facility and the MidCap Facility;
•	our ability to enter into new lending facilities, if needed, and to obtain adequate surety bonding and letters of credit;
•

our ability to generate sufficient cash resources to continue funding operations, including investments in working capital required to support growth-related commitments that we make to our customers, and the possibility that we continue to incur further losses from operations in the future;

•

the possibility that our independent registered public accounting firm may include an explanatory paragraph in its audit opinion that accompanies our financial statements for the year ended December 31, 2019 indicating that our debt covenants and liquidity position raise substantial doubt about our ability to continue as a going concern or that such firm fails to stand for reappointment;

•	exposure to market risks from changes in interest rates, including changes to LIBOR (as defined below);
•	the possibility we may be required to write-down additional amounts of goodwill and other indefinite-lived assets;
•	our pending putative securities class action;
•	our material weaknesses in internal control over financial reporting and our ability to maintain effective controls over financial reporting in the future;
•

changes in our senior management, financial reporting and accounting teams, the ability of such persons to successfully perform their roles, and our ability to attract and retain qualified personnel, skilled workers and key officers;

•	our ability to timely prepare and file our periodic reports;
•	a failure to successfully implement or realize our business strategies, plans and objectives of management and liquidity, operating and growth initiatives and opportunities;
•	the loss of one or more of our significant customers;
•	our competitive position;
•	market outlook and trends in our industry, including the possibility of reduced investment in, or increased regulation of, nuclear power plants;
•	costs exceeding estimates we use to set fixed-price contracts;
•	harm to our reputation or profitability due to, among other things, internal operational issues, poor subcontractor performances or subcontractor insolvency;
•	potential insolvency or financial distress of third parties, including our customers and suppliers;
•	our contract backlog and related amounts to be recognized as revenue;
•	our ability to maintain our safety record;
•	changes in our credit profile and market conditions affecting our relationships with suppliers, vendors and subcontractors;
•	compliance with environmental, health, safety and other related laws and regulations;
•	our ability to successfully expand our business outside of the United States (“U.S.”);
•	expiration of the Price-Anderson Act’s indemnification authority;

•	our expected financial condition, future cash flows, results of operations and future capital and other expenditures;
•	the impact of general economic conditions;
•	information technology vulnerabilities and cyberattacks on our networks;
•	our failure to comply with applicable laws and regulations, including, but not limited to, those relating to privacy and anti-bribery;
•	our participation in multiemployer pension plans;
•	the impact of any disruptions resulting from the expiration of collective bargaining agreements;
•	future liabilities, fees and expenses resulting from the Koontz-Wagner Custom Controls Holdings LLC (“Koontz-Wagner”) bankruptcy filing;
•	availability of raw materials and inventories;
•	the impact of natural disasters and other severe catastrophic events;
•

future income tax payments and utilization of net operating loss (“NOL”) and foreign tax credit carryforwards, including any impact relating to the Tax Cut and Jobs Act of 2017 (the “Tax Act”) or other tax changes;

•	future compliance with orders of and agreements with regulatory agencies;
•	volatility of the market price for our common stock and our stockholders’ ability to resell their shares of common stock;
•	our ability to pay cash dividends in the future;
•	the impact of activist shareholder actions;
•	the impact of future sales of our common stock on the market price of such stock;
•	expected outcomes of legal or regulatory proceedings and their expected effects on our results of operations, including the bankruptcy filing by Koontz-Wagner; and
•	any other statements regarding future growth, future cash needs, future operations, business plans and future financial results.

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

Part I

Item 1.  Business.

Overview

Global Power Equipment Group Inc. was incorporated in 2001 under the laws of the State of Delaware and became the successor to GEEG Holdings, LLC, which was formed as a Delaware limited liability company in 1998. Effective June 29, 2018, Global Power Equipment Group Inc. changed its name to Williams Industrial Services Group Inc. (together with its wholly owned subsidiaries, “Williams,” the “Company,” “we,” “us” or “our,” unless the context indicates otherwise) to better align its name with the Williams business (as defined below), and our stock now trades on the OTCQX® Best Market (the “OTCQX”) under the ticker symbol “WLMS.” Williams has been safely helping plant owners and operators enhance asset value for more than 50 years. We provide a broad range of construction, maintenance and support services to customers in energy, power and industrial end markets. Our mission is to be the preferred provider of construction, maintenance, and specialty services through commitment to superior safety performance, focus on innovation, and dedication to delivering unsurpassed value to our customers.

Our Transformation

We completed the transformation of our Company in 2018. Beginning in 2016, we shifted our strategy to become a preferred provider of construction, maintenance and specialty services, to exit all product manufacturing businesses and to use the proceeds from the sales to reduce and restructure our term debt. To effect this change, in the third quarter of 2017, we made the decision to exit and sell substantially all of the operating assets and liabilities of our Mechanical Solutions segment, which we completed in the fourth quarter of 2017, as described below. Additionally, we made the decision to exit and sell our Electrical Solutions segment (which was comprised solely of Koontz-Wagner, a wholly owned subsidiary of the Company) in the fourth quarter of 2017. We determined that these two segments met the definition of discontinued operations, and, as a result, they (including TOG Manufacturing Company, Inc. and TOG Holdings, Inc., which were sold in July 2016) have been presented as discontinued operations for all periods presented. The Mechanical Solutions and Electrical Solutions segments were the only components of the business that qualified as discontinued operations for all periods presented. Unless otherwise specified, the financial information and discussion in this Form 10-K are based on our continuing operations (previously referred to as our Services segment); they exclude any results of our discontinued operations. Please refer to “Note 4—Changes in Business” to the consolidated financial statements included in this Form 10-K for additional information.

In spite of our efforts, which included retaining financial advisors to sell all or part of Koontz-Wagner’s operations, inside or outside of a federal bankruptcy or state court proceeding (including Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”)), the proposed disposition did not progress as planned due, primarily, to the absence of viable bids in the sale process, the inability of Koontz-Wagner to fund its ongoing operations or obtain financing to do so, and Koontz-Wagner’s deteriorating financial performance. As a result, on July 11, 2018, Koontz-Wagner filed a voluntary petition for relief under Chapter 7 of Title 11 of the Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of Texas. The filing was for Koontz-Wagner only, not for the Company as a whole, and was completely separate and distinct from the Williams business and operations.

On October 11, 2017, we sold substantially all of the operating assets and liabilities of our Mechanical Solutions segment and used a portion of the $40.9 million net proceeds to pay down $34.0 million of our outstanding debt and related fees, including full repayment of the first-out loan, provided for by the first amendment to the Initial Centre Lane Facility (as defined below) for an additional aggregate principal amount of $10.0 million (the “First-Out Loan”) and the upfront fee on the 4.5-year senior secured term loan facility, entered into June 16, 2017, with an affiliate of Centre Lane as Administrative Agent and Collateral Agent, and the other Lenders from time to time party thereto (as amended, the “Initial Centre Lane Facility”). Additionally, on October 31, 2017, we completed the sale of our manufacturing facility in Mexico and auctioned the remaining production equipment and other assets for net proceeds of $3.6 million, of which $1.9 million was used to reduce the principal amount of the Initial Centre Lane Facility. The remaining proceeds from such sales were used to fund working capital requirements.

Prior to our strategic shift, and in an effort to address our high level of debt, in January 2017, we sold the stock of our wholly owned subsidiaries, Hetsco Holdings, Inc. and Hetsco, Inc. (collectively, “Hetsco”), for $23.2 million in cash, inclusive of working capital adjustments. After transaction costs and an escrow withholding of $1.5 million, the net proceeds of $20.2 million were used to reduce debt. Hetsco provided brazed aluminum heat exchanger repair and maintenance and safety services to the industrial gas, liquefied natural gas and petrochemical industries. Following the sale of Hetsco, we no longer engage in these services and no longer maintain intellectual property related to the Hetsco trade name or brand. Unless otherwise specified, information contained in this report is as of December 31, 2018 and reflects the sale of Hetsco.

Our Strategy for Growth

As a result of the sale of our Mechanical Solutions segment and the bankruptcy of Koontz-Wagner, our chief operating decision maker reviews financial information presented on a company-wide basis. Therefore, as of December 31, 2018, we concluded that we continue to have a single reporting segment which is comprised of Williams Industrial Services Group, LLC (collectively with Williams Plant Services, LLC, Williams Specialty Services, LLC and Williams Industrial Services, LLC, the “Williams business”), as we did as of December 31, 2017.

Our transformation strategy has been focused on improving operations, strengthening our core competencies, selling non-core assets, aggressively managing working capital and reducing costs in order to improve liquidity and reduce debt. As a result, we have successfully transformed the organization into a services-only business that provides a broad range of construction, maintenance and support services to customers in energy, power and industrial end markets. We expect to leverage the strength of the Williams brand, capitalize on our industry knowledge and customer relationships and safely provide timely, reliable services for our customers to grow revenue.

In 2018, we implemented major cost reduction initiatives to reduce our overhead costs, and we restructured and consolidated our corporate functions. We expect this to increase our operating leverage and expand net operating margins as we pursue new revenue opportunities. Our operations are based on our effectiveness in using estimating and engineering technologies, deploying rigorous project management techniques, initiating various process improvement projects and employing experienced industry-recognized sales professionals. We believe we are well positioned to grow our business in 2019 and beyond, and to realize the operating leverage our restructuring has created.

Our Business

We provide a comprehensive range of construction, maintenance and support services to customers in energy, power and industrial end markets. We provide these services both on a constant presence basis and for discrete projects. The services we provide are designed to improve or sustain operating efficiencies and extend the useful lives of process equipment.

Our services include the following:

•

Plant Maintenance, Modification and Construction.  We perform a full range of critical services, including maintenance, modification, repair and other capital project services designed to extend life cycles regarding nuclear, paper, fossil fuel, industrial gas, hydro power, natural gas, municipal water and wastewater and other facilities for customers in energy, power and industrial end markets.

•

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
•

Oil and Gas Modifications and Construction.  We have periodically executed select oil and gas projects for many years, but we have recently hired personnel with specific oil and gas experience to aggressively pursue that market full-time. We are targeting several customers and specific projects and have established offices in key Gulf Coast cities.

•

Analog to Digital Conversions.  Conversion of analog control systems to digital controls improves reliability and accuracy in plant systems, and often allows facilities to run at higher levels. As a result, it is a capital improvement that utilities and industries are investing in at several operating facilities. We successfully completed several digital upgrades on multiple units for two of our customers, and we are targeting several more.

•

Canada Nuclear.  Two power companies in Canada have announced their intention to extend the lives of several of their operating nuclear units and established large capital improvement budgets to that end. We believe that the work required for such improvements is similar to upgrades completed for nuclear plants in the U.S. Therefore, we commenced a strategic initiative to pursue new maintenance, modification and construction opportunities in Canada.

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

In 2018, we contracted for 84% of our revenue on cost-plus contracts that provide for reimbursement of costs incurred plus an amount of profit. The remaining 16% of our revenue was generated from fixed-price contracts.

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

•

North America Infrastructure Growth.  Record levels of crude oil, natural gas and natural gas liquid production have accelerated new build and expansion of pipeline and related infrastructure to reduce transportation bottlenecks and bring more petroleum products to key markets. The value proposition of low cost shale resources is altering the landscape for pipelines, terminals, refineries and power generation assets. Infrastructure growth and modifications provide opportunities for us to assist in the construction and maintenance of these facilities.

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

Customers, Marketing and Seasonality

Our customers include major private and government-owned utilities throughout the U.S. and in Ontario, Canada, as well as leaders in the U.S. pulp and paper and industrial sectors. We market our services using dedicated sales and marketing personnel as well as our experienced on-site operations personnel. We use our safety and service track record with long-term renewable contracts to expand our services and supplement existing contracts with small- to medium-sized capital projects. Our sales initiatives directly seek to apply operational strengths to specific facilities within our targeted industries and customers throughout the U.S. and in Ontario, Canada. We are impacted by seasonality, resulting in fluctuations in revenue and gross profit during our fiscal year. Generally, this is driven by our customers’ schedule of planned outages.

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

Competition

Our competitors vary depending on plant geography and the scope of services to be rendered. Several national service providers, which are significantly larger and have significantly greater financial resources than we do, will often compete for larger maintenance and capital project opportunities that become available. These service providers include, among others, Allied Power, APTIM Corp., BHI Energy and Day & Zimmermann. Additionally, smaller contractors that operate on a regional basis often compete for smaller opportunities associated with open shop labor sources. We compete based on reputation, safety, price, service, quality and our breadth of service capabilities. We believe our strong reputation, longevity in the industry, project management capabilities, including service diversity, long-term customer relationships, safety record and performance, and our success at identifying and retaining qualified personnel differentiate us from our competitors. We also believe that the fact that we maintain a presence at several of our customers’ sites is a competitive advantage because it provides us with an intimate understanding of these facilities, which allows us to better identify our customers’ service needs. Specific to our customers that operate nuclear power plants, barriers to entry include the requirement to hold and maintain the rigorous NRC qualifications and safety standards.

Insurance

We maintain insurance coverage for various aspects of our operations; however, we remain exposed to potential losses because we are subject to deductibles, coverage limits and self-insured retentions.

Typically, our contracts require us to indemnify our customers for third party injury, damage or loss arising from the performance of our services and provide for warranties for materials and workmanship. We may also be required to name the customer as an additional insured up to the limits of insurance available, or we may be required to purchase special insurance policies for specific customers. We maintain performance and payment bonding lines to support our business. In rare cases we may provide a letter of credit in lieu of a bond to satisfy performance and financial guarantees on a project.

We require all subcontractors working with us at a customer’s location to indemnify us and our customers and name us as an additional insured for activities arising out of such subcontractors’ work. We also require certain subcontractors to provide additional insurance policies, including surety bonds in favor of us, to secure such subcontractors’ work or as required by contract. It is possible that our insurance and the additional insurance coverage provided by our subcontractors will not fully protect us against a valid claim or loss under the contracts with our customers.

Intellectual Property

As of December 31, 2018, we used the Williams trade name and its logo. This trade name and logo are the property of Williams. Product names and company programs appearing throughout this Form 10-K are trademarks of Williams. This Form 10-K also may refer to brand names, trademarks, service marks and trade names of other companies and organizations, and those brand names, trademarks, service marks and trade names are the property of their respective owners. In January 2017, we sold Hetsco, which maintained some of the intellectual property assets described.

Compliance with Government Regulations

We are subject to certain federal, state and local environmental, occupational health and nuclear regulatory laws applicable in the U.S and Canada. We also purchase materials and equipment from third parties and engage subcontractors who are also subject to these laws and regulations. Below is a summary of certain laws and regulations applicable to our business.

•

Environmental.  We are subject to extensive and changing environmental laws and regulations in the U.S. and Canada. These laws and regulations relate primarily to air and water pollutants and the management and disposal of hazardous materials. We are exposed to potential liability for personal injury or property damage caused by any release, spill, exposure or other accident involving such pollutants, substances or hazardous materials.

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

•

NRC.  Owners of nuclear power plants are licensed to build, operate and maintain those plants by the NRC. Their license requires that they qualify their suppliers and contractors to ensure that the suppliers and contractors comply with NRC regulations. We must demonstrate to our customers that we comply with NRC regulations related to quality assurance, reporting of safety issues, security and control of personnel access and conduct.

•

International Regulations.  As a result of our expansion into Canada, we are subject to a variety of legal requirements pertaining to such activities. Our activities may be subject to oversight by the Canadian Nuclear Safety Commission, and we may be subject to additional rules and regulations, including Canada’s Nuclear Liability and Compensation Act, which generally conforms to international conventions and is conceptually similar to the Price-Anderson Act in the U.S. In addition, we may be subject to rules and regulations applying to cross border business, such as international trade and tariff policies, license requirements and requirements relating to toxic substances. Violations of any applicable licensing, tariff and tax reporting requirements or failure to provide certifications relating to toxic substances could result in the imposition of significant administrative, civil and criminal penalties. Furthermore, the failure to comply with U.S. federal, state and local tax requirements, as well as Canadian federal and provincial tax requirements, could lead to the imposition of additional taxes, interest and penalties. Our expansion into Canada, and into any international market, is dependent upon our ability to comply with the regulatory regimes adopted by such jurisdictions.

•

Department of the Treasury.  The Office of Foreign Assets Control of the U.S. Department of the Treasury administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign countries and regimes, terrorists, international narcotics traffickers, those engaged in activities related to the proliferation of weapons of mass destruction, and other threats to the national security, foreign policy or economy of the United States. A failure to comply with these laws and regulations could result in civil or criminal sanctions, including the imposition of fines and suspension or debarment from participation in U.S. government contracts.

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

Backlog

The services we provide are typically carried out under construction contracts, long-term maintenance contracts and master service agreements. Total backlog represents the dollar amount of revenue expected to be recorded in the future for work performed under awarded contracts. Previously we reported backlog as orders from fixed-price contracts plus the amount of revenue we expected to receive in the next twelve-month period from cost-plus contracts, regardless of the remaining life of the cost-plus contract. However, we believe that reporting the total revenue expected under awarded contracts is more representative of our expected future revenue.

Revenue estimates included in our backlog can be subject to change as a result of project accelerations, cancellations or delays due to various factors, including, but not limited to, the customer’s budgetary constraints and adverse weather. These factors can also cause revenue amounts to be realized in different periods and at levels other than those originally projected. Additional work that is not identified under the original contract is added to our backlog when we reach an agreement with the customer as to the scope and pricing of that additional work. Backlog is reduced as work is performed and revenue is recognized, or upon cancellation.

Backlog is not a measure defined by accounting principles generally accepted in the U.S. (“GAAP”), and our methodology for determining backlog may vary from the methodology used by other companies in determining their backlog amounts. Backlog may not be indicative of future operating results and projects in our backlog may be cancelled, modified or otherwise altered by our customers.

The following tables summarize our backlog:

	December 31,
(in thousands)	2018	2017
Cost plus	$487,033	$291,742
Lump sum	14,571	46,222
Total	$501,604	$337,964

Backlog as of December 31, 2018 increased significantly from December 31, 2017, primarily as a result of a long-term contract for maintenance services during a customer’s nuclear outages, which are scheduled for every other year (on odd numbered years). As of December 31, 2018, $174.1 million, or 34.7%, of the total backlog related to the construction of Plant Vogtle Units 3 and 4.

	Estimated Conversion Period
(in thousands)	2019	Thereafter	Total
Cost plus	$163,584	$323,449	$487,033
Lump sum	9,762	4,809	14,571
Total	$173,346	$328,258	$501,604

For additional discussion of our backlog, see “Item 1A. Risk Factors—Risk Factors Related to Our Operations.”

Employees

As of December 31, 2018, we had 457 full-time employees (excluding temporary staff and craft labor). The number of our employees, including temporary staff and craft labor, fluctuates greatly, depending on the timing and requirements for craft labor. Many of the craft labor employees are employed through various union agreements. As of December 31, 2018, there were 531 craft labor employees, of which 382 were under collective bargaining agreements. We believe that our relationships with our employees, both full-time and temporary, are satisfactory. We are not aware of any circumstances related to our employees that are likely to result in a work stoppage at any of the project sites where we are performing services. In 2017, we sold our Hetsco business and substantially all of the operating assets and liabilities of our Mechanical Solutions segment. In 2018, Koontz-Wagner filed a voluntary petition for relief under Chapter 7 of Title 11 of the Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of Texas. Combined, these events resulted in a decrease in the number of our full and part-time employees over the last two years.

Executive Officers of the Registrant

The following information is being furnished with respect to the Company’s executive officers as of December 31, 2018:

Name	Position
Tracy D. Pagliara	President and Chief Executive Officer
Timothy M. Howsman	Chief Financial Officer
Charles E. Wheelock	Vice President Administration, General Counsel and Secretary

Tracy D. Pagliara, 56, has served as a member of our Board of Directors since July 2017. Mr. Pagliara has served as our President and CEO starting in April 2018, having previously served as Co-President and Co-CEO, along with Craig E. Holmes, since July 2017. Prior to July 2017, he served as our Chief Administrative Officer, General Counsel and Secretary from January 2014, and also as Senior Vice President from November 2015. He previously served as our General Counsel, Secretary and Vice President of Business Development from April 2010 through December 2013. Prior to joining the Company in April 2010, Mr. Pagliara served as the Chief Legal Officer of Gardner Denver, Inc., a leading global manufacturer of highly engineered compressors, blowers, pumps and other fluid transfer equipment, from August 2000 through August 2008. He also had responsibility for other roles during his tenure with Gardner Denver, including Vice President of Administration, Chief Compliance Officer and Corporate Secretary. Prior to joining Gardner Denver, Mr. Pagliara held positions of increasing responsibility in the legal departments of Verizon Communications/GTE Corporation from August 1996 to August 2000 and Kellwood Company from May 1993 to August 1996, ultimately serving in the role of Assistant General Counsel for each company. Mr. Pagliara currently serves on the board of directors and audit, compensation and nominating and corporate governance committees of Westwater Resources, Inc. (formerly Uranium Resources, Inc.) (Nasdaq: WWR), a diversified energy materials developer, where he has served since July 2017. He is a member of the Missouri and Illinois State Bars and a Certified Public Accountant. In addition, in accordance with customary practice, Mr. Pagliara and other officers of the Company have served as officers of the Company’s various subsidiaries, although not acting in an executive role for the relevant subsidiary. As previously disclosed, such subsidiaries included Koontz-Wagner Custom Controls Holdings LLC, which filed a voluntary petition for relief under Chapter 7 of the U.S. Bankruptcy Code in July 2018 and ceased operations at such time.

Timothy M. Howsman, 58, has served as our Chief Financial Officer since July 31, 2018. He was appointed interim Chief Financial Officer on May 29, 2018, having previously served as our Chief Accounting Officer since December 11, 2017, in which role he did not serve as an executive officer. Prior to his retirement from the Company in March 2017 and subsequent rehiring, Mr. Howsman served as the Company’s Chief Financial Officer, Products from April 2015 through March 2017 and concurrently served as principal financial officer from November 2015 through March 2017. Mr. Howsman previously served as the Company’s Corporate Controller from August 2014 through March 2015. Prior to joining the Company, Mr. Howsman served as the Vice President, Controller of Blue Lynx Media, LLC, the accounting shared service center for Tribune Publishing, from April 2011 through July 2014. Prior to joining Blue Lynx Media, Mr. Howsman held positions of increasing responsibility in the accounting department of Dresser, Inc., an international manufacturing company providing highly engineered products primarily to the energy sector, from April 2006 to January 2011. During his tenure at Dresser, his roles included serving as the Assistant Corporate Controller and Director, Accounting Center. Mr. Howsman began his career working for one of the former Big Eight public accounting firms, after which he worked in various industries and held positions of increasing responsibility in both accounting and finance as well as operations. In addition, in accordance with customary practice, Mr. Howsman and other officers of the Company have served as officers of the Company’s various subsidiaries, although not acting in an executive role for the relevant subsidiary. As previously disclosed, such subsidiaries included Koontz-Wagner Custom Controls Holdings LLC, which filed a voluntary petition for relief under Chapter 7 of the U.S. Bankruptcy Code in July 2018 and ceased operations at such time.

Charles E. Wheelock, 50, has served as our Vice President, Administration, General Counsel and Secretary since July 2017. He joined the Company in September 2011 as Associate General Counsel and thereafter assumed roles of increasing responsibility, including Vice President, Deputy General Counsel and Chief Compliance Officer. He led the human resources, recruiting and labor relations groups in our Tucker, Georgia office prior to his current appointment. Prior to joining the Company, Mr. Wheelock spent 10 years at General Electric Company, serving in a variety of roles in its Energy Services and Power Generation businesses. Mr. Wheelock is a member of the State Bar of Georgia.

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

We make available on our website, www.wisgrp.com, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports as soon as reasonably practicable after we electronically file with or furnish the reports to the SEC. The information disclosed on our website is not incorporated by this reference and is not a part of this Form 10-K. The following corporate governance related documents are also available free on our website:

•	Code of Business Conduct and Ethics;
•	Corporate Governance Guidelines;
•	Related Party Transactions Policy;
•	Charter of the Audit Committee;
•	Charter of the Compensation Committee;
•	Charter of the Nominating and Corporate Governance Committee; and
•	Procedures for Reporting Complaints Regarding Accounting or Auditing Matters of Williams Industrial Group Inc.

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

In order to have sufficient cash to fund our continuing operations, we will need to successfully stabilize and sustain our reductions in corporate headquarters expenses to properly align with and support our business. In addition, we require substantial working capital in order to meet the demands of our growing business. If our liquidity generating initiatives do not produce the expected results, or if we are otherwise unable to obtain sufficient cash resources to operate our business, we may need to raise additional debt capital or sell assets outside the normal course of business. Otherwise, we may be forced to significantly curtail or cease our operations or seek bankruptcy protection. For additional information, please refer to “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Note 10—Debt” to the consolidated financial statements included in this Form 10-K.

We have incurred losses from operations in recent fiscal years, and may incur further losses in the future.

We incurred operating losses from continuing operations in 2018 and 2017 of $10.3 million and $22.0 million, respectively, and may incur further losses in the operation of our business. The corporate headquarters organization required to manage the complexities of three reporting segments, one of which had significant international operations, contributed to our losses in 2018 and 2017. Additionally, in 2018 and 2017, we incurred significant expenses related to professional services incurred in executing our strategy to exit our Mechanical Solutions and Electrical Solutions businesses and the now completed restatement of certain prior financial results. We anticipate a significant reduction in corporate operating expenses in 2019 as a result of aggressive cost reductions implemented during 2018 and the more streamlined company structure. Despite these efforts, we may still fail to meet our goal of achieving and maintaining profitability in the future.

If we do not timely pay amounts due and comply with the covenants under the New Centre Lane Facility and the MidCap Facility, our business, financial condition and ability to continue as a going concern would be materially and adversely impacted.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The terms of the four-year, $35.0 million senior secured credit agreement entered into by the Company on September 18, 2018 with an affiliate of Centre Lane as Administrative Agent and Collateral Agent, and the other lenders from time to time party thereto, to refinance and replace the Initial Centre Lane Facility (the “New Centre Lane Facility”), among other things, require high interest payments, and both the New Centre Lane Facility and the three-year, $15.0 million Credit and Security Agreement entered into on October 11, 2018 with MidCap Financial Trust as Agent and as a lender, and other lenders from time to time party thereto (the “MidCap Facility”), place encumbrances on our assets, and subject us to restrictive covenants that significantly limit our operating flexibility. Additionally, under the terms of the New Centre Lane Facility, the Company must make quarterly loan amortization payments of $0.1 million per quarter through June 30, 2019 and $0.2 million per quarter thereafter.

The terms of the New Centre Lane Facility and the MidCap Facility have been structured in such a way that, if we default under one, we will also default under the other. In the event of a default, our senior secured lenders would have the right to accelerate the then-outstanding amounts under such facility and to exercise their rights and remedies to collect such amounts, which would include foreclosing on collateral constituting substantially all of our assets and those of our subsidiaries. Any default on the New Centre Lane Facility or the MidCap Facility could result in the outstanding principal balance under each such facility becoming immediately due and payable. We do not currently have sufficient cash on hand to repay the balances, and a failure to do so would constitute a default. If such a default were to occur and our lenders under the New Centre Lane Facility and the MidCap Facility exercised their rights and remedies to the extent permitted by such facility and applicable law, we would likely be forced to seek bankruptcy protection and our investors could lose the full value of their investment in our common stock. Accordingly, a default could have a material adverse effect on our business.

For additional information, please refer to “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Note 10—Debt” to the consolidated financial statements included in this Form 10-K.

Our independent registered public accounting firm may include an explanatory paragraph in its audit opinion that accompanies our financial statements for the year ended December 31, 2019 indicating that our debt covenants and liquidity position raise substantial doubt about our ability to continue as a going concern.

If we are unable to pay amounts due under the New Centre Lane Facility or the MidCap Facility, fail to satisfy the restrictive covenants under the New Centre Lane Facility and MidCap Facility or otherwise breach or fail to develop and implement plans sufficient to alleviate the adverse effects of the foregoing before the completion of the audit of our consolidated financial statements for the year ended December 31, 2019, our independent registered public accounting firm may include an explanatory paragraph in its audit opinion that accompanies our 2019 financial statements, indicating that the terms of our indebtedness and related liquidity position raise substantial doubt about our ability to continue as a going concern.

Most recently, we identified a large, second quarter 2019 customer project which, for approximately a six-week timeframe, will have very significant working capital requirements. The project also has an underlying payment and performance surety bond making the resulting receivables unavailable for borrowing under the MidCap Facility. The combination of those two factors, if not addressed, would have resulted in the Company having inadequate cash to continue operations. We worked with both our lender and the customer to address the forecasted shortfall, and in connection with the preparation of this Form 10-K, we believed that we had an agreement in principle with our lender that would sufficiently increase the borrowing availability under the MidCap Facility. After market close on March 27, 2019, we learned that the lender’s credit committee had not approved all of the constituent parts of the agreement in principle, which again left us with a future forecasted cash shortfall. On March 29, 2019, we negotiated a contract amendment with the customer and a consent letter with the lender that we believe, in combination, adequately address our near-term liquidity concerns. However, if we are unable to address such potential shortfalls in the future, our independent registered public accounting firm may include an explanatory paragraph in its audit opinion that accompanies our 2019 financial statements, indicating that our liquidity position raises substantial doubt about our ability to continue as a going concern.

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

Our independent registered public accounting firm goes through client reacceptance procedures annually to determine if it is willing to stand for reappointment. These procedures include, among other items, a risk assessment. Due to our risk profile, there is a chance we will not meet the minimum criteria for reacceptance. If we are unable to satisfy the requirements of such client reacceptance criteria, we may be required to change auditors, which might delay the filing of our 2019 annual and quarterly reports on Form 10-K or 10-Q, as applicable, and subsequent reports with the SEC. Any such delay could result in a breach of the covenants of the New Centre Lane Facility and the MidCap Facility, reduce our trade credit based on our inability to deliver recent financial statements to our key vendors and cause us to become delinquent in our SEC filings.

The limitations and covenants contained in the New Centre Lane Facility constrain our ability to borrow additional money, sell assets and make acquisitions, which may impair our ability to fully implement elements of our business strategy and otherwise adversely affect our liquidity and financial condition.

The New Centre Lane Facility contains a number of limitations and covenants that limit our ability and that of our subsidiaries to, among other things:

•	borrow money or make capital expenditures;
•	incur liens;
•	pay dividends or make other restricted payments;
•	merge or sell assets;
•	enter into transactions with affiliates;
•	fund our growth initiatives in Canada; and
•	make acquisitions or investments.

The New Centre Lane Facility provides for variable rates of interest. We will be liable for the greatest amount of interest permitted under such rates. Any increase in the London Interbank Offered Rate (“LIBOR”) may result in an increase in our interest rates on our outstanding debt under the New Centre Lane Facility and therefore negatively affect our cash flow and financial condition. Our obligations under the New Centre Lane Facility are guaranteed by all of our wholly owned domestic subsidiaries, subject to customary exceptions. Our obligations are secured by first priority security interests on substantially all of our assets and those of our wholly owned domestic subsidiaries. This includes 100% of the voting equity interests of our domestic subsidiaries and certain specified foreign subsidiaries and 65% of the voting equity interests of other directly owned foreign subsidiaries, subject to customary exceptions.

The New Centre Lane Facility also includes additional restrictive covenants, including covenants that require us to maintain certain leverage ratios and fixed charge coverage ratios. These restrictions could adversely affect our business because they include, among other things, limitations on our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that may be beneficial for our business. These restrictions also could have a material adverse effect on our ability to make capital expenditures and business acquisitions, restructure or refinance our indebtedness, accept certain business opportunities from customers or seek additional capital.

If we do not comply with the restrictive covenants, including failing to satisfy the required financial ratios, or obtain waivers as needed, our lenders could accelerate our debt and foreclose on our assets, and our shareholders may lose the full value of an investment in our common stock. Our ability to comply with the restrictive covenants in the New Centre Lane Facility depends upon our ability to generate adequate earnings and operating cash flows or sell assets, which will be subject to our ability to successfully implement our business strategy, as well as other general economic and competition conditions and financial, business and other factors, many of which are beyond our control. Our business may not generate sufficient cash flow from operations to fund our cash requirements and debt service obligations, and we may continue to face significant liquidity constraints. For additional information, please refer to “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Note 10—Debt” to the consolidated financial statements included in this Form 10-K.

The limitations and covenants contained in the MidCap Facility constrain our ability to borrow additional money, sell assets and make acquisitions, which may impair our ability to fully implement elements of our business strategy and otherwise adversely affect our liquidity and financial condition.

The MidCap Facility contains a number of limitations and covenants that limit our ability and that of our subsidiaries to, among other things:

•	create, incur, assume or guarantee any debt, except for the amount outstanding under the New Centre Lane Facility;
•	incur liens;
•	merge or sell assets;
•	purchase assets or engage in joint ventures or partnerships, except as permitted by the MidCap Facility, or make investments;
•	enter into transactions with affiliates;
•	change normal billing and reimbursement policies;
•	make sales or extend credit terms outside the normal course of business; and
•	create new deposit or securities accounts.

The MidCap Facility provides for a rate of interest of LIBOR (with a floor of 1%) plus 6%. Any increase in the LIBOR may result in an increase in our interest rates on our outstanding debt under the MidCap Facility and therefore negatively affect our cash flow and financial condition.

The MidCap Facility also includes additional restrictive covenants, including covenants that require us to maintain a fixed charge coverage ratio and certain leverage ratios, beginning with the fiscal quarter ended December 31, 2018. If we do not comply with the restrictive covenants, including failing to satisfy the required financial ratios, or obtain waivers as needed, our lenders could accelerate our debt and foreclose on our assets, and our shareholders may lose the full value of an investment in our common stock. Our ability to comply with the restrictive covenants in the MidCap Facility depends upon our ability to successfully implement our business strategy, as well as other general economic and competition conditions and financial, business and other factors, many of which are beyond our control. Our business may not generate a sufficient borrowing base, as defined in the MidCap Facility, necessary to fund our cash requirements and debt service obligations, and we may continue to face significant liquidity constraints. For additional information, please refer to “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Note 10—Debt” to the consolidated financial statements included in this Form 10-K.

Any inability to finance our business or repay the New Centre Lane Facility and the MidCap Facility, including due to deterioration of the credit markets, could adversely affect our business.

We intend to finance our existing operations and initiatives with existing cash and cash equivalents, cash flows from operations, the New Centre Lane Facility and the MidCap Facility. The New Centre Lane Facility contains high interest rate payments and both the New Centre Lane Facility and the MidCap Facility contain a number of restrictive covenants and other terms that limit our operating flexibility, including our ability to enter other investments or new lines of business. In addition, deterioration in the credit markets could adversely affect the ability of many of our customers to pay us on time and the ability of many of our suppliers to meet our needs on a competitive basis. Any inability to pay amounts due under the New Centre Lane Facility and the MidCap Facility or access necessary additional funds on acceptable terms or at all may negatively impact our business or operations. In addition, we may require additional sources of funds in order to meet the working capital requirements of our growing business. If we are unable to access sufficient capital from our existing lenders or otherwise, our business and operations would be adversely impacted. For additional information, please refer to “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Note 10—Debt” to the consolidated financial statements included in this Form 10-K.

We are exposed to market risks from changes in interest rates.

We are subject to market risk exposure related to changes in interest rates. The New Centre Lane Facility and the MidCap Facility provide for variable rates of interest based on LIBOR. We will be liable for the greatest amount of interest permitted under such rates. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear whether or not, at that time, LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index calculated using short-term repurchase agreements, backed by Treasury securities (“SOFR”). SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question. As such, the future of LIBOR at this time is uncertain. If LIBOR ceases to exist, we may need to renegotiate the New Centre Lane Facility and the MidCap Facility, as they use LIBOR as a factor in determining the interest rate.

If we become unable to obtain adequate surety bonding, it could reduce our ability to bid on new work, which could, in turn, have a material adverse effect on our future revenue and business prospects.

In line with industry practice, we are at times required to provide performance and payment surety bonds to customers. These bonds provide credit support for the customer if we fail to perform our obligations under the contract. If security is required for a particular project and we are unable to obtain a bond on terms commercially acceptable to us, we may not be able to pursue that project. In addition, bonding may be more difficult to obtain in the future or may only be available at significant additional cost.

If we become unable to obtain adequate letters of credit, our ability to bid on new work could be reduced, which could have a material adverse effect on our future revenue and business prospects.

In line with industry practice, we are at times required to provide letters of credit. These letters of credit provide credit support for the client if we fail to perform our obligations under the contract. The MidCap Facility allows for up to $6.0 million of non-cash collateralized letters of credit. As of March 28, 2019, we have $2.3 million of non-cash collateralized letters of credit outstanding. If security is required for a particular project and we are unable to obtain a letter of credit on terms commercially acceptable to us, we may not be able to pursue that project. Any inability to obtain letters of credit on commercially reasonable terms could have a material adverse effect on our revenue and business prospects.

We have recorded write-downs of our goodwill and other indefinite-lived assets in the past. If we were required to write-down additional amounts, our results of operations and stockholders’ equity could be materially adversely affected.

We are required to review goodwill and indefinite-lived intangible assets for potential impairment at least annually in accordance with GAAP. As a result of our annual goodwill impairment analysis as of October 1, 2018 and 2017, we determined that our fair value exceeded its book value, and, accordingly, no impairment charge was necessary for the years ended December 31, 2018 and 2017. We had $47.9 million of goodwill and trade names remaining on our consolidated balance sheet as of December 31, 2018. If we experience declines in revenue and gross profit or do not meet our current and forecasted operating budget, we may be subject to goodwill and/or other intangible asset impairments in the future. Because of the significance of our goodwill and intangible assets, and based on the magnitude of historical impairment charges, any future impairment of these assets could have a material adverse effect on our financial results. For additional information, please refer to “Note 6—Goodwill and Other Intangible Assets” to the consolidated financial statements included in this Form 10-K.

Liabilities, fees, and expenses related to the Koontz-Wagner bankruptcy filing could have a material adverse effect on our results of operations, cash flows and financial position.

We may incur future liabilities as a result of the July 11, 2018 bankruptcy filing of our Koontz-Wagner subsidiary, and defending any claims relating to the Koontz-Wagner bankruptcy could require us to incur substantial legal fees and other expenses. Any such liabilities could have a material adverse effect on our results of operations, cash flows and financial position. For additional information, please refer to “Note 4—Changes in Business” to the consolidated financial statements included in this Form 10-K.

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

The Tax Act (i) reduced the U.S. corporate income tax rate from 35% to 21% beginning in 2018, (ii) generally will limit our annual deductions for interest expense to no more than 30% of our “adjusted taxable income” (plus 100% of our business interest income) for the year and (iii) will permit us to offset only 80% (rather than 100%) of our taxable income with any net operating losses (“NOLs”) we generate after 2017. The disallowed interest and NOLs generated after 2017 can be carried to future periods indefinitely. It is possible in the future that the NOL and/or interest deductibility limitations could have the effect of causing us to incur income tax liability sooner than we otherwise would have incurred such liability or, in certain cases, could cause us to incur income tax liability that we might otherwise not have incurred, in the absence of these tax law changes.

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

As of December 31, 2018, we have U.S. federal tax NOL, foreign tax credits and general business tax credit carryforwards of $282.3 million, $5.6 million and $0.4 million, respectively. Generally, NOL, foreign tax credit and general business credit carryforwards may be used to offset future taxable income and thereby reduce or eliminate U.S. federal income tax liabilities. Section 382 of the Code limits a corporation’s ability to utilize NOL carryforwards to reduce tax liabilities if the corporation undergoes an “ownership change.” For these purposes, an ownership change is deemed to occur if there has been a change of more than 50% in the ownership of shareholders owning 5% or greater of the value of a corporation’s stock over a three year period. Code Section 383 applies the same limitations to foreign tax credit, general business credit and capital loss carryforwards after an ownership change.

Based upon our review, we have not experienced an ownership change as defined under Code Section 382 as of December 31, 2018. If additional equity is issued in the future, an ownership change pursuant to Code Section 382 may occur. In addition, an ownership change under Code Section 382 could be caused by circumstances beyond the Company’s control, such as market purchases or sales by certain 5% or greater shareholders of our stock. There is also a risk that, due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. In addition, under the Tax Act, the amount of NOLs incurred after the end of the 2017 fiscal year that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. The Tax Act also generally eliminates the ability to carry back any NOLs to prior taxable years, while allowing post-2017 unused NOLs to be carried forward indefinitely. There is a risk that, due to changes under the Tax Act, regulatory changes, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. Thus, there can be no assurance that the Company will not experience an ownership change which would significantly limit the utilization of the Company’s NOL, foreign tax credit or general business credit carryforwards in calculating future federal tax liabilities.

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

From mid-2015 until the filing of our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Report”) in March 2017, which included the restatement of certain prior period financial results, our Board, Audit Committee and members of management devoted substantial internal and external resources to legal matters resulting from the restatement and remediation efforts and the preparation and filing of the 2015 Report. Due to the delays caused by the restatement, additional attention and resources were required during 2017 for the preparation and filing of our Annual Report on Form 10-K for our 2016 fiscal year (the “2016 Report”), as well as our 2017 quarterly reports. As a result of these efforts, we incurred significant incremental fees and expenses for additional audit services, financial and other consulting services and legal services. These expenses, as well as the substantial time devoted by our Board and management toward identifying, addressing and remediating internal weaknesses and legal costs related to our internal investigation and the SEC investigation, pending litigation and other actions related to the restatement, had a material adverse effect on our business, results of operations and financial condition. Although our internal investigation and the SEC investigation have concluded, other legal actions relating to the restatement, as well as the remediation of weaknesses in our internal controls, continue to require management’s attention. In addition, any future inquiries from legal proceedings or other actions by the SEC as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself and ongoing litigation matters. In addition, the restatement of our historical financial statements, the fact that our stock is not listed on a national securities exchange (such as the New York Stock Exchange), and our significantly constrained liquidity have hindered our ability to attract new customers and strained relationships with certain existing customers, making it challenging to increase the volume and scope of our work.

A pending putative securities class action and other legal matters could divert management’s focus, result in substantial expenses and have an adverse impact on our reputation, financial condition and results of operations.

The matters that led to our internal investigation and the restatement of our historical financial results expose us to greater than typical risks associated with litigation, regulatory proceedings and government enforcement actions. For instance, a putative shareholder class action was filed in 2015 in the U.S. District Court for the Northern District of Texas alleging violations of the federal securities laws in connection with matters related to the restatement of our financial results. The third consolidated amended complaint (the “Complaint”) filed by the lead plaintiff names the Company and three of our former officers as defendants. On September 11, 2018, the district court granted the defendants’ motion to dismiss and dismissed the Complaint with prejudice. Plaintiffs’ appeal of the district court’s dismissal is currently pending before the U.S. Court of Appeals for the Fifth Circuit. Please refer to “Item 3. Legal Proceedings” and “Note 14—Commitments and Contingencies” to the consolidated financial statements included in this Form 10-K. We cannot predict the outcome of the lawsuit, the magnitude of any potential losses or the effect such litigation may have on us or our operations. Regardless of the outcome, lawsuits and investigations involving us, or our current or former officers and directors, could result in significant expenses and divert attention and resources of our management and other key employees. We could be required to pay damages or other penalties or have injunctions or other equitable remedies imposed against us or our current or former directors and officers. In addition, we are generally obligated to indemnify our current and former directors and officers in connection with lawsuits, governmental investigations and related litigation or settlement amounts. Such amounts could exceed the coverage provided under our insurance policies. Any of these factors could harm our reputation, business, financial condition, results of operations or cash flows.

Our failure to maintain effective internal control over financial reporting and disclosure controls and procedures could continue to have a material adverse effect on our business.

We are required to maintain internal control over financial reporting and disclosure controls and procedures in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with GAAP. In connection with our internal investigation and the restatement, we determined that we had material weaknesses in our internal control environment and internal control activities. As of December 31, 2018, these material weaknesses continued to exist. We therefore concluded that, as of the end of the period covered by this report, our internal control over financial reporting and our disclosure controls and procedures were not effective. Until we fully remediate these deficiencies, it may be more difficult for us to report results accurately and on time. While we are working to address the internal control over financial reporting and other issues raised by our restatement process, we cannot be certain that our efforts will be successful or that we will be able to maintain adequate controls over our financial processes and reporting in the future. As of the date of this filing, the remediation process is ongoing. See “Part II—Item 9A. Controls and Procedures.”

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

Our business operations depend upon our senior management team and the ability of our other employees to successfully perform their roles.

We have made significant changes to our business in a short interval of time, which can be disruptive to our employees and business, and may add to the risk of control failures, including a failure in the effective operation of our internal control over financial reporting or our disclosure controls and procedures. Changes to company strategy can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful.

If key employees do not meet the expectations of their roles, we could experience inefficiencies or a lack of business continuity due to loss of historical knowledge and a lack of familiarity of those employees with business processes, operating requirements, policies and procedures (some of which are new) and key information technologies and related infrastructure used in our day-to-day operations and financial reporting. It is important to our success that these key employees quickly adapt to, and excel in, their new roles. Their failure to do so could result in operational and administrative inefficiencies and added costs that could adversely impact our results of operations, our stock price and our customer relationships and may make recruiting for future management positions more difficult. In addition, if we were to lose the services of any one or more key employees, whether due to death, disability or termination of employment, our ability to successfully implement our business strategy, financial plans and other objectives could be significantly impaired. Any of the above factors could also impede our ability to remediate the material weaknesses in our internal controls. See “Part II—Item 9A. Controls and Procedures.” If we do not effectively manage our business through our management transitions, our business and results of operations could be adversely affected.

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

If our costs exceed the estimates we use to set the fixed-prices on certain of our contracts, our earnings will be reduced.

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

Other potential consequences of the failure of our subcontractors to meet our standards include a potential need to change subcontractors, resulting in increased costs. At times, we make advance progress payments to subcontractors in anticipation of completion of services, and we may be unable to recover those advances if a subcontractor fails to complete the scope of work. In addition, we generally provide warranties for terms of two years or less on our services; defects with respect to services previously provided, whether caused by our actions or a subcontractor’s, could require us to incur costs fixing such issues. The occurrence of any of the above may adversely affect our financial condition, profitability and cash flow.

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

The industry in which we operate is highly competitive. Some of our competitors and potential competitors are less leveraged than we are, have greater financial or other resources than we have and may be better able to withstand adverse market conditions within the industry. Our competitors typically compete aggressively on the basis of pricing, and such competition may continue to impact our ability to attract and retain customers or maintain the rates we charge. To the extent that we choose to match our competitors’ prices, it may result in lower margins and, as a result, could harm our results of operations. Should we choose not to match, or remain within a reasonable competitive distance from, our competitors’ pricing, our sales volume would likely decrease, which could harm our results of operations. In addition, our future growth will depend on our ability to gauge the direction of the commercial and technological progress in our markets that may be adopted by our competitors. However, any such developments would likely require additional financing, and we may not be able to obtain the necessary financing on acceptable terms, if at all. A failure to keep pace with our competitors or the technological innovations in the markets we serve could have a material adverse impact on our business.

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

We depend on a relatively small number of customers for a significant portion of our revenue. In 2018 and 2017, three customers accounted for 69% and 59%, respectively, of our consolidated revenue. For a listing of our major customers, please refer to “Note 15—Major Customers and Concentration of Credit Risk” to the consolidated financial statements included in this Form 10-K. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. Because our major customers represent a large part of our business, the loss of any of our major customers could negatively impact our business and results of operations. Our business volume with each of our largest customers is highly dependent on operations and maintenance budgets for U.S. utilities. Fluctuations in any of these factors could materially adversely impact our financial results.

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

Typically, however, we have no contractual right to the full amount of the revenue reflected in our backlog contracts in the event of cancellation. In addition, projects may remain in our backlog for extended periods of time. Furthermore, a portion of our backlog for multi-year service maintenance contracts is based on what we expect to realize in the future and is therefore not necessarily supported by a firm purchase order. If that work does not materialize, then our backlog would be negatively impacted, as that work would be considered a “cancellation.” Revenue recognition occurs over extended periods of time and is subject to unanticipated delays. Fluctuations in our reported backlog levels also result from the fact that we may receive a small number of relatively large orders in any given reporting period that may be included in our backlog. Because of these large orders, our backlog in that reporting period may reach levels that may not be sustained in subsequent reporting periods. Our backlog, therefore, is not necessarily indicative of our future revenue or of long-term industry trends.

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

As discussed in “Note 14—Commitments and Contingencies” to the consolidated financial statements included in this Form 10-K, one of our former operating units has been named as a defendant in a limited number of asbestos personal injury lawsuits. Neither we, nor our predecessors, ever mined, manufactured, produced or distributed asbestos fiber, the material that allegedly caused the injury underlying these actions. In 2006, the Company filed a petition for bankruptcy under Chapter 11 of the Bankruptcy Code. The bankruptcy court’s discharge order issued upon our emergence from bankruptcy in 2008 extinguished the claims made by all plaintiffs who had filed asbestos claims against us before that time. We believe the bankruptcy court’s discharge order should serve as a bar against any later claim filed against us, including any of our subsidiaries, based on alleged injury from asbestos at any time before our emergence from bankruptcy. In all of the asbestos cases finalized post-bankruptcy, we have been successful in having such claims dismissed without liability. Moreover, during 2012, we secured insurance coverage that will help to reimburse the defense costs and potential indemnity obligations of our former operating unit relating to these claims. Nonetheless, findings of liability on our part in any of these cases that were filed against us after we emerged from bankruptcy that remain unresolved could have an adverse effect on our financial position, results of operations and liquidity.

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

We have begun to expand our operations outside the U.S. and are subject to risks associated with doing business outside the U.S.

We are seeking to expand our services outside the U.S., and we currently provide services in Canada. We face risks doing business internationally that could materially and adversely affect our business, including: the imposition of trade barriers, currency exchange rate fluctuations and currency controls, longer payment cycles, greater difficulties in accounts receivables collection, difficulties in complying with a variety of foreign laws, changes in legal or regulatory requirements, the potential for shortages of trained labor, complex and uncertain employment environments, exposure to local economic and political conditions, the impact of social unrest, such as risks of terrorism or other hostilities, and potentially adverse tax consequences. To the extent we experience these risks, our business and results of operations could be adversely affected, and, as a result, we may determine to scale back or terminate our international operations.

Our cross border activities also subject us to certain regulatory matters, including import and export licenses, tariffs, Canadian and U.S. customs and tax issues and toxic substance certifications. Violations of these requirements could result in the imposition of significant administrative, civil and criminal penalties. In addition, the new United States-Mexico-Canada Agreement (“USMCA”) (in Canada, known as the Canada-United States-Mexico Agreement (“CUSMA”)) is intended to supersede the North American Free Trade Agreement (“NAFTA”). USMCA/CUSMA has been signed but not ratified by the legislature of each of the United States, Canada and Mexico. NAFTA provides protection against tariffs, duties and other charges or fees and assures access by the signatories. The impact of USMCA/CUSMA, if ratified, on energy markets is uncertain. Any of the foregoing factors may adversely impact our business and results of operations.

Our future business prospects in Canada are, in part, dependent upon the continued operation of Canadian nuclear plants and refurbishment of the majority of the plants in Ontario to extend their operating lives. Unfavorable economic conditions, competition from other forms of power generation, increased competition for refurbishment contracts, changes in government policy or operational or project execution issues may lead nuclear plant operators in Canada to cease operations or delay, curtail or cancel proposed or existing life-extension projects, which may decrease the overall demand for our services in Canada and adversely affect our financial condition, results of operations and cash flows.

We may be unable to effectively manage our growth, including our expansion into international markets.

We are subject to the risk that we may be unable to effectively manage our growth, which requires us to develop and improve our existing administrative and operational systems and our financial and management controls and further expand, train and manage our work force. As we continue this effort, we may incur substantial costs and expend substantial resources in connection with any such expansion due to different technology standards, legal considerations and cultural differences. We may not be able to efficiently or effectively manage our current or future international operations and growth of such operations, compete effectively in such markets, or recruit top talent and train our personnel. Any failure to successfully manage our expansion may materially and adversely affect our business and future growth and may cause us to scale back or terminate such expansion efforts.

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

We have experienced significant turnover in our senior management team and reductions in our workforce over the past few years, and have promoted or hired new employees to fill certain key roles. If we are unable to retain qualified personnel, the roles and responsibilities of those employees will need to be filled, which may require that we devote time and resources to identifying, hiring and integrating new employees. In addition, the failure to attract and retain key employees, including officers, could impair our ability to sustain or expand our operations, provide services to our customers and conduct our business effectively.

Demand for our services is cyclical and vulnerable to economic slowdowns and reductions in private industry and government spending. In times of general economic contraction, our revenue, profits and financial condition may be adversely affected and will not necessarily rise in tandem with general economic expansion.

The industries we serve historically have been, and will likely continue to be, cyclical in nature and vulnerable to general slowdowns in the U.S. and Canadian economies. Consequently, our results of operations have fluctuated and may continue to fluctuate depending on the level of demand for services from these industries.

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

We rely upon information technology to manage and conduct business, both internally and with our customers, suppliers and other third parties. Internet transactions involve the transmission and storage of data, including, in certain instances, customer and supplier business information. Accordingly, maintaining the security of our computers and other electronic devices, computer networks and data storage resources is a critical issue for us and our customers and suppliers because security breaches could result in reduced or lost ability to carry on our business and loss of and/or unauthorized access to confidential information. From time to time, we experience cyberattacks on our information technology systems, and those of our distributors, manufacturers, suppliers and other partners, whose systems we do not control. We have limited personnel and other resources to address information technology reliability and security of our computer networks and respond to known security incidents to minimize potential adverse impacts. Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyberattacks. Experienced hackers, cybercriminals and perpetrators of threats may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. These perpetrators of cyberattacks also may be able to develop and deploy viruses, worms, malware and other malicious software programs that attack our information and networks or otherwise exploit any security vulnerabilities of our information and networks. Techniques used to obtain unauthorized access to or sabotage systems change frequently and often are not recognized until long after being launched against a target, so we may be unable to anticipate these techniques, implement adequate preventative measures or remediate any intrusion on a timely or effective basis. Moreover, the development and maintenance of these preventative and detective measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. We, therefore, remain potentially vulnerable to additional known or as yet unknown threats, as in some instances, we, our distributors, manufacturers, suppliers and other partners may be unaware of an incident or its magnitude and effects. We also face the risk that we may expose our customers or partners to cyberattacks.

A breach of our information technology systems and security measures as a result of third party action, malware, employee error, malfeasance or otherwise could materially adversely impact our business and results of operations and expose us to customer, supplier and other third party liabilities, as well as result in disruptions to critical systems, theft of funds, data or intellectual property, corruption or loss of data and unauthorized release of proprietary, confidential or sensitive information of ours or our customers. Any damage, security breach, delay or loss of critical data associated with our systems may delay or prevent certain operations and may have a material adverse effect on our financial condition, results of operations and cash flows; in addition, such events could expose us to data and funds loss, disrupt our operations, allow others to unfairly compete with us and subject us to litigation, government enforcement actions, regulatory penalties and costly response measures. Any resulting negative publicity could also significantly harm our reputation. As cyber threats continue to evolve, we may be required to expend additional significant resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities.

Our failure to comply with applicable governmental privacy laws and regulations in the U.S. and Canada could substantially impact our business, operations, financial position and cash flows.

We are subject to extensive and evolving federal, state and international privacy laws and regulations. Changes in privacy and data security laws or regulations or new interpretations of existing laws or regulations could have a negative effect on our operating methods and costs. Failure to comply with such regulations could result in the termination or loss of contracts, the imposition of contractual damages, private and government civil litigation, civil sanctions, damage to our reputation or, in certain circumstances, criminal penalties, any of which could have a material adverse effect on our results of operations, financial position, cash flows, business and prospects. Determining compliance with such regulations is complicated by the fact that many of these laws and regulations have not been fully interpreted by governing regulatory authorities or the courts, and many of the provisions of such laws and regulations are open to a range of interpretations. There can be no assurance that we are, or have been, in compliance with all applicable existing laws and regulations or that we will be able to comply with new laws or regulations.

Our participation in multiemployer pension plans could adversely impact our liquidity and results of operations.

During 2018, we contributed to approximately 55 multiemployer pension plans throughout the U.S. and, historically, we have contributed to over 150 multiemployer pension plans in which we still have withdrawal liabilities. We believe that our responsibility for potential withdrawal liabilities associated with participating in multiemployer pension plans is limited because the building and construction trades exemption pursuant to the Employee Retirement Income Security Act of 1974 should apply to the substantial majority of our plan contributions. However, pursuant to the Pension Protection Act of 2006 and other applicable laws, we are exposed to other potential liabilities associated with plans that are underfunded. As of December 31, 2018, we had been notified that certain pension plans were in critical funding status. Currently, certain plans are developing, or have developed, a rehabilitation plan that may call for a reduction in participant benefits or an increase in future employer contributions. Therefore, in the future, we could be responsible for potential surcharges, excise taxes and/or additional contributions related to these plans, which could impact our liquidity and results of operations. While we continue to actively monitor, assess and take steps to limit our potential exposure to any surcharges, excise taxes, additional contributions and/or withdrawal liabilities, any market conditions or the number of participating employers remaining in each plan may result in a reorganization, insolvency or mass withdrawal that could have a material adverse effect on the funded status of the multiemployer plans and our potential withdrawal liability.

We are subject to anti-bribery laws in the U.S. and Canada, and failure to comply with these laws could result in our becoming subject to penalties and the disruption of our business activities.

The U.S. and Canada have laws that restrict the offer or payment of anything of value to government officials or other persons with the intent of gaining business or favorable government action, and we are subject to such laws. In addition to prohibiting certain bribery-related activity with U.S. and Canadian officials and other persons, these laws provide for recordkeeping and reporting obligations. Any failure by us, our subcontractors, agents or others who work for us on our behalf to comply with these legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties. The failure to comply with these legal and regulatory obligations could also result in the disruption of our business activities and have a material adverse effect on our business and results of operations.

The Tax Act, or other changes in U.S. and Canadian tax laws or regulations, or their interpretation, could increase our tax burden and otherwise adversely affect our financial condition, results of operations and cash flows.

Changes in tax laws or exposures to additional tax liabilities could negatively impact our effective tax rate and results of operations. As a result of enactment of the Tax Act, we were required to re-evaluate our 2017 U.S.-related deferred tax assets and liabilities and to account for a one-time transition tax on certain un-repatriated earnings of foreign subsidiaries. The Tax Act introduced significant changes to the U.S. corporate income tax law that will have a meaningful impact on our provision for income taxes. Accounting for the income tax effects of the Tax Act required significant judgments to be made in interpreting its provisions. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in the financial statements for fiscal year 2017.

In addition, as we expand our operations outside of the U.S., our future effective tax rates could also be adversely affected, including limitations on the ability to defer U.S. taxation on earnings outside the U.S. until those earnings are repatriated to the U.S.

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

From December 31, 2012 to March 28, 2019, the closing price of our common stock ranged from $20.86 to $1.62 per share. Continued declines in the price of our common stock could impede our ability to obtain additional capital and attract and retain qualified employees and could reduce the liquidity of our common stock. In addition, the reduced stock price also increases the cost to us, in terms of dilution, of using our equity for employee compensation.

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

Our common stock is not currently listed on a national securities exchange, and is quoted on the OTCQX, which may continue to decrease the value of our common stock and prevent certain investors from investing or achieving a meaningful degree of liquidity.

In 2016, our common stock was delisted from the New York Stock Exchange (the “NYSE”). As a result, our common stock was quoted on the OTC Pink® Marketplace (“OTC Pink”) from 2016 to March 19, 2019, at which time our stock began being quoted on the OTCQX. We cannot assure investors that our common stock will be listed on a national exchange such as the Nasdaq Stock Market, the NYSE or another securities exchange in the future.

Based upon the fact that our common stock is no longer registered for trading on a national exchange and that the value of our issued and outstanding common stock has decreased in value in recent years, there may be investment loss for stockholders, and certain stockholders may no longer be permitted to invest in our common stock. Bid quotations on the OTCQX can be sporadic and may not provide meaningful liquidity to investors. An investor may find it difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. As a result of these limitations, our common stock has fewer market makers, lower trading volumes and larger spreads between bid and asked prices than securities listed on a national stock exchange or automated quotation system would typically have.

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

Because we are not listed on a national exchange, we are not subject to certain rules, such as certain corporate governance requirements. Without required compliance with such standards, investor interest in our common stock may decrease. The delisting of our common stock from the NYSE may have also resulted in other negative implications, including potential loss of confidence of customers, strategic partners and employees and the loss of investor and media interest in us and our common stock.

We do not currently expect to pay any cash dividends on our common stock, so investors may not receive any return on investment unless investors sell their shares of common stock for a price greater than that which investors paid for them.

On May 30, 2012, our Board adopted a dividend policy pursuant to which we would pay quarterly dividends on our common stock; however, we have not paid any dividends since March 2015. The costs associated with the restatement of our historical financial results, as well as related matters, has presented a significant financial burden on our company, and the continued operation of our business has required substantial funding. In addition, as of December 31, 2018, the New Centre Lane Facility prohibits us from paying dividends. Therefore, we do not anticipate paying dividends on our common stock in the foreseeable future.

Any future determination with respect to the payment of dividends will be at the discretion of the Board and will depend upon our financial condition, results of operations, capital requirements, general business conditions, terms of financing arrangements and other factors that our Board may deem relevant. Future dividends, their timing and amount will be subject to capital availability and periodic determinations by our Board that cash dividends are in the best interest of our stockholders and are in compliance with all of our respective laws and agreements applicable to the declaration and payment of cash dividends and may be affected by, among other factors: our views on potential future capital requirements for organic initiatives and strategic transactions; debt service requirements; our credit rating; changes to applicable tax laws or corporate laws; limitations in the New Centre Lane Facility; and changes to our business model. Our dividend payments may change from time to time, and we cannot provide assurance that we will declare dividends of any particular amounts or at all. If we do not pay dividends, then our common stock may be less valuable because a return on investment will occur only if our stock price increases, and such appreciation may not occur.

Actions of activist shareholders could be disruptive and potentially costly, and the possibility that activist shareholders may seek changes that conflict with our strategic direction could cause uncertainty about the strategic direction of our business.

Activist investors may attempt to effect changes in our strategic direction and how our business is governed, or to acquire control over us to increase short-term stockholder value by advocating corporate actions such as financial restructuring, increased borrowing, special dividends, stock repurchases or even sales of assets or the entire company. In fact, in June 2016, we entered into an election and nomination agreement with certain of our significant stockholders that had filed a Schedule 13D with the SEC with respect to the Company. Pursuant to that agreement, we agreed to appoint two additional directors to our Board, one of whom would serve as a representative of those investors. Among other things, we also agreed to various standstill provisions and to include the investors’ designees in our slate of nominees for election as directors at our next two annual meetings of stockholders. The agreement also provides that, because the Company did not hold its 2016 Annual Meeting of Stockholders, the significant stockholders had the right to terminate the agreement at any time after January 1, 2017.

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

Sales of a substantial number of shares of our common stock in the public market or otherwise, either by us, a member of management or a major stockholder, or the perception that such sales could occur, could depress the market price of our common stock and have a material adverse effect on our ability to raise capital through the sale of additional equity securities. We may seek additional capital through a combination of private and public equity and debt offerings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, investor ownership interest may be diluted, and the terms may include liquidation or other preferences that adversely affect investor rights as a stockholder. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. Any of the above could cause a decline in our stock price.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our corporate office is located in Tucker, Georgia. We do not own any properties. Below is a summary of properties leased by our continuing operations as of December 31, 2018.

	Leased	Approximate
Location	Expiration Date	Sq. Footage	Principal Uses
Tucker, Georgia	Leased (3/31/23)	24,000	Administrative office (corporate headquarters)
Astoria, New York	Leased (3/31/20)	7,000	Administrative office/warehouse
Deer Park, Texas	Leased (4/30/19)	2,500	Administrative office
Irving, Texas	Leased (10/21/19)	11,000	Administrative office
Jacksonville, Florida	Leased (8/30/22)	10,708	Administrative office/warehouse
Seymour, Indiana	Leased (11/30/19)	13,200	Administrative office/warehouse
Kincardine, Ontario	Leased (4/30/19)	421	Administrative office

In March 2019, we subleased the Irving, Texas office space until November 2019, when the lease expires.

In February 2019, we entered into a contract to lease 4,405 square feet of administrative office space in Port Elgin, Ontario with an expiration date of April 30, 2022.

Item 3.  Legal Proceedings.

Shareholder Litigation

A putative shareholder class action, captioned Budde v. Global Power Equipment Group Inc., was filed in the U.S. District Court for the Northern District of Texas naming the Company and certain former officers as defendants. This action and another action were filed on May 13, 2015 and June 23, 2015, respectively, and on July 29, 2015, the court consolidated the two actions and appointed a lead plaintiff. On May 1, 2017, the lead plaintiff filed a second consolidated amended complaint that named the Company and three of its former officers as defendants. It alleged violations of the federal securities laws arising out of matters related to the Company’s restatement of certain financial periods and claims that the defendants made material misrepresentations and omissions of material fact in certain public disclosures during the putative class period in violation of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5, as promulgated thereunder. The claims were filed on behalf of a putative class of persons who acquired our stock between September 7, 2011 and May 6, 2015, and sought monetary damages of “more than $200 million” on behalf of the putative class and an award of costs and expenses, including attorneys’ fees and experts’ fees. On June 26, 2017, the Company and the individual defendants filed a motion to dismiss the complaint. After full briefing, on December 27, 2017, the court issued a memorandum opinion and order granting the motion to dismiss and allowing the plaintiffs until January 15, 2018 to file an amended complaint. The court found that, with respect to each of the defendants, plaintiffs failed to plead facts supporting a strong inference of scienter, or the required intent to deceive, manipulate or defraud, or act with severe recklessness. On January 15, 2018, the plaintiffs filed their third amended Complaint, and in response the Company filed a renewed motion to dismiss. After full briefing and oral argument, on September 11, 2018, the court dismissed with prejudice the Complaint. The court found that, even with plaintiffs’ amended allegations, plaintiffs failed to plead facts supporting a strong inference of scienter. Also on September 11, 2018, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit. Plaintiffs’ appeal is briefed and currently pending before that court. Litigation is subject to many uncertainties, and the outcome of this action is not predictable with assurance. At this time, the Company is unable to predict the possible loss or range of loss, if any, associated with the resolution of this litigation, or any potential effect such may have on the Company or its business or operations

SEC Investigation

The Division of Enforcement of the SEC conducted a formal investigation into possible securities law violations by us relating to disclosures we made concerning certain financial information, including our cost of sales and revenue recognition, as well as related accounting issues. We cooperated with the SEC in its investigation, including through the production of documents to, and the sharing of information with, the SEC Enforcement Staff. On March 8, 2018, the SEC Enforcement Staff informed our outside counsel, Cahill, Gordon & Reindel LLP, that the SEC Enforcement Staff had concluded their investigation and, based on the information available to them as of the date of their letter, the SEC Enforcement Staff do not intend to recommend an enforcement action by the SEC against the Company.

Koontz-Wagner Bankruptcy

On July 11, 2018, Koontz-Wagner filed a voluntary petition for relief under Chapter 7 of Title 11 of the Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of Texas. The filing was for Koontz-Wagner only, not for the Company as a whole, and was completely separate and distinct from the Williams business and operations.

For a description of our material pending legal and regulatory proceedings and settlements, please refer to “Note 14—Commitments and Contingencies” to the consolidated financial statements included in this Form 10-K.

Item 4.  Mine Safety Disclosures.

Not applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Price of Our Common Stock

Our shares are currently quoted on the OTCQX under the symbol “WLMS.” Our shares previously traded on the OTC Pink from 2016 until March 19, 2019; as such, there was no established trading market for our common stock during the years ended December 31, 2018 and 2017. Prior to June 29, 2018, our shares traded under the symbol “GLPW.” The high and low bid information for each quarter since January 1, 2017, as quoted on the OTC, is as follows:

	2018		2017
	High	Low	High	Low
1st Quarter	$4.20	$2.55	$5.40	$4.01
2nd Quarter	$3.25	$2.07	$4.50	$3.21
3rd Quarter	$3.11	$1.41	$3.50	$1.66
4th Quarter	$2.34	$1.60	$4.25	$1.80

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

Holders

As of March 25, 2019, there were 18,815,935 shares of our common stock outstanding and 115 holders of record of our common stock. We believe that the number of beneficial holders of our common stock is substantially greater than the number of holders of record.

Dividends

We have not paid dividends to holders of our common stock since March 2015, and the terms of the New Centre Lane Facility currently prevent us from paying dividends. In addition, declaration and payment of future dividends would depend on many factors, including, but not limited to, our earnings, financial condition, business development needs, regulatory considerations and the terms of the New Centre Lane Facility, and is at the discretion of our Board of Directors. We currently have no plan in place to pay cash dividends. See “Part I—Item 1A. Risk Factors—We do not currently expect to pay any cash dividends on our common stock, so investors may not receive any return on investment unless investors sell their shares of common stock for a price greater than that which investors paid for them.”

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2018, we did not sell any of our equity securities in transactions that were not registered under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither we, nor any “affiliated purchaser,” as defined in SEC Rule 10b-18(a)(3), purchased any of our equity securities during the three months ended December 31, 2018.

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

During 2018, we completed the transformation of our Company and also began expanding our service. Beginning in 2016, we shifted our strategy to become a preferred provider of construction, maintenance and specialty services, to exit all product manufacturing businesses and to use the proceeds from the sales to reduce and restructure our term debt. To effect this change, in the third quarter of 2017, we made the decision to exit and sell substantially all of the operating assets and liabilities of our Mechanical Solutions segment, which we completed in the fourth quarter of 2017, as described below. Additionally, during the fourth quarter of 2017, we made the decision to exit and sell our Electrical Solutions segment (which was comprised solely of Koontz-Wagner). We determined that the decision to exit these segments met the definition of a discontinued operation. As a result, these segments have been presented as discontinued operations for all periods presented. In October 2017, we sold substantially all of the operating assets and liabilities of our Mechanical Solutions segment, including our manufacturing facility in Mexico. On July 11, 2018, Koontz-Wagner filed a voluntary petition for relief under Chapter 7 of Title 11 of the Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of Texas. The filing was for Koontz-Wagner only, not for the Company as a whole, and was completely separate and distinct from the Williams business and operations. Unless otherwise specified, the financial information and discussion in this Form 10-K are as of December 31, 2018 and are based on our continuing operations; they exclude any results of our discontinued operations. Please refer to “Note 4—Changes in Business” to the consolidated financial statements included in this Form 10-K for additional information on our discontinued operations.

Industry Trends and Outlook

Electric Power Generation – We are primarily focused on nuclear and fossil power generation. We are involved in new build power generation facilities, maintenance of existing facilities and the decommissioning of retired facilities. Net electricity generation in the U.S. increased 4% in 2018 and surpassed the prerecession peak. The EIA projects that electricity consumption will continue to grow, but at a slower pace.

Nuclear New Builds – In nuclear power generation, we are heavily involved in the construction of the only new nuclear reactors being built in the U.S. They are Plant Vogtle Units 3 and 4. In 2017, we formed a limited liability company with Bechtel Power Corporation, a global leader in engineering, procurement, construction, and project management, Richmond County Constructors, LLC (“RCC”). RCC operates as construction subcontractor to Bechtel Power Corporation, which has been selected as the prime construction contractor for the Plant Vogtle Units 3 and 4. RCC provides construction craft labor and supervision for the project. Williams is a 25% member in RCC. We also have won additional scope of work outside RCC and are currently bidding on other opportunities for direct scope of work. Plant Vogtle Units 3 and 4 are expected to become operative in 2021 and 2022, respectively.

Nuclear Decommissioning – Over the last five years, five nuclear plants have been retired and must be properly decommissioned. We are currently working with a major contractor in the decommissioning field and believe there may be an opportunity for us to expand our capabilities and more broadly serve the decommissioning of nuclear power facilities. Given the average age of nuclear facilities in the U.S., it is expected that there will be many more retired units in the coming years, and we are actively pursuing projects in the decommissioning market.

Other Fossil Fuel Power Generation – The reduction of coal-fired electricity production has reduced demand for routine maintenance, plant upgrades, modification and new construction at U.S. coal-fired power generation facilities.

The U.S. EIA reported that natural gas-fired generation surpassed coal-fired generation and was the most common electricity fuel in 2016. As a result, we have seen the demand for routine maintenance, plant upgrades, modification and new construction in the gas-fired generation market increase. We have maintained a presence in that market, primarily in capital projects for efficiency improvements. However, because most of those plants are newer than their nuclear and coal counterparts, they require fewer upgrades, which means they also require less maintenance than either coal or nuclear plants.

In addition to our traditional maintenance and modification services, we are seeking to align with complementary service providers to provide turnkey EPC services for larger capital and maintenance projects. We see this alignment as an area of continued future growth that would allow us to reach new customers and markets. While we provide most of our specialty services as an addendum to our traditional maintenance and modification services at power plants, we also service customers in other segments of the market, including the oil and gas, pulp and paper, and water and wastewater industries.

Results of Operations

The following summary and discussion of our results of operations is based on our continuing operations and excludes any results of our discontinued operations. You should refer to this information, as well as the financial data provided in our consolidated financial statements and related notes included in this Form 10-K, when reading our discussion and analysis of results of operations below.

	Year Ended December 31,
(in thousands)	2018	2017
Revenue	$188,918	$186,982
Cost of revenue	160,177	169,056
Gross profit	28,741	17,926

Selling and marketing expenses	1,649	2,313
General and administrative expenses	30,715	32,895
Restructuring charges	5,689	—
Restatement expenses	160	3,089
Depreciation and amortization expense	857	1,673
Total operating expenses	39,070	39,970
Operating loss	(10,329)	(22,044)

Interest expense, net	8,990	14,626
Gain on sale of business and net assets held for sale	—	(239)
Other (income) expense, net	(1,129)	(45)
Loss from continuing operations before income tax expense (benefit)	(18,190)	(36,386)
Income tax expense (benefit)	(4,400)	(6,367)
Loss from continuing operations	$(13,790)	$(30,019)

Revenue in 2018 increased $1.9 million, or 1.0%, compared with 2017. However, after excluding $5.6 million of non-recurring revenue sources from 2017 ($4.4 million related to the release of a 2015 liquidated damage accrual and $1.2 million related to our former subsidiary Hetsco), revenue increased by a net $7.5 million, or 4.2%. That net increase in revenue was due primarily to the increased volume of construction activities at Plant Vogtle Units 3 and 4.

Gross profit in 2018 increased $10.8 million compared with 2017. A net $4.3 million of the increase was from a $9.3 million increase in gross profit due to the non-recurrence in 2018 of losses on three fixed-price contracts in 2017, which was partially offset by a $5.0 million decrease in gross profit from 2017 non-recurring revenue sources ($4.4 million related to the release of a 2015 liquidated damage accrual and $0.6 million related to our former subsidiary Hetsco). The remaining net $6.5 million increase in gross profit was due primarily to project mix.

Operating loss in 2018 decreased $11.7 million compared with 2017 due primarily to the $10.8 million increase in gross profit and a $0.9 million decrease in operating expenses. General and administrative expenses decreased $2.2 million compared with 2017 due to an overall decrease in ongoing labor and labor-related expenses and stock-based compensation expense, partially offset by an increase in professional fees and other expenses. Restatement expenses decreased $2.9 million compared with 2017 due to the wind-down of restatement activities in conjunction with the March 15, 2017 filing of the 2015 Report, which included the restatement of certain prior period financial results. Restatement expenses primarily consisted of fees for legal and accounting services. Furthermore, depreciation and amortization expenses decreased $0.8 million in 2018 compared with 2017 due to the cession of depreciation and amortization of depreciable assets related to our discontinued operations as a result of classifying them as assets held for sale at December 31, 2017.

General and Administrative Expenses

	Year Ended December 31,
($ in thousands)	2018	2017
Labor-related expenses	$15,611	$17,585
Stock-based compensation expense	1,121	2,588
Professional fees	5,634	4,749
Other expenses	8,349	7,973
Total	$30,715	$32,895

Total general and administrative expenses for 2018 decreased $2.2 million compared with 2017. For the year ended December 31, 2018, total labor-related expenses decreased $2.0 million due primarily to an overall decrease in ongoing labor and labor-related expenses compared with 2017. In addition, stock-based compensation decreased $1.5 million compared with 2017 as a result of a decrease in the Company’s average stock price in 2018 compared with 2017. These decreases in general and administrative expenses for 2018 were partially offset by a $0.9 million increase in professional fees due to strategic alternative activities and a $0.4 million increase in other expenses compared with 2017.

Restructuring Charges

	Year Ended December 31,
(in thousands)	2018	2017
Lease	$536	$—
Severance	5,153	—
Total	$5,689	$—

During 2018, we enacted our plan to significantly reduce corporate overhead and staff by consolidating all our administrative activities in our Tucker, Georgia offices and, as a result, vacated our leased office space in Irving, Texas on September 30, 2018. In March 2019, we subleased the Irving, Texas office space until November 2019, when the lease expires.

Other (Income) Expense, Net

	Year Ended December 31,
($ in thousands)	2018	2017
Interest expense, net	$8,990	$14,626
Gain on sale of business and net assets held for sale	—	(239)
Other income, net	(1,129)	(45)
Total	$7,861	$14,342

Total other expense, net, for 2018 decreased $6.5 million compared with 2017 due primarily to a significant reduction in interest expense, net. In October 2017, we used a portion of the proceeds from the sale of Mechanical Solutions to pay down $34.0 million of our outstanding debt and related fees, including full repayment of the First-Out Loan. As a result of this repayment, the related unamortized debt issuance costs of $5.0 million were amortized to interest expense in 2017. The remaining decrease in interest expense in 2018 resulted from a lower weighted average interest rate on our debt compared with 2017. The weighted average interest rate on borrowings under the MidCap Facility and the New Centre Lane Facility for 2018 was 10.7% compared with the weighted average interest rate on the Revolving Credit Facility (as defined below) and the Initial Centre Lane Facility of 19.1% for 2017.

In addition, other income, net increased $1.1 million in 2018 compared with 2017 as a result of an increase in income from the Company’s 25% interest in an equity method investment.

Income Tax Expense (Benefit)

	Year Ended December 31,
($ in thousands)	2018	2017
Income tax expense (benefit)	$(4,400)	$(6,367)

We recorded income tax benefit from continuing operations of $4.4 million and $6.4 million in 2018 and 2017, respectively. Our effective tax rates from continuing operations were 24.2% and 17.5% for the years ended December 31, 2018 and 2017, respectively.

The income tax benefit in 2018 is mainly comprised of a $5.3 million tax benefit for the offset of the indefinite-lived deferred tax assets created by the 2017 Tax Act that may be utilized against indefinite-lived intangible deferred tax liabilities. We were able to recognize a tax benefit for $3.2 million of tax losses generated during 2018 and $2.1 million for disallowed interest expense incurred in 2018 that can be indefinitely carried forward.

The Tax Act required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. Therefore, we recorded a provisional liability of the transition tax of $2.6 million in 2017.

Discontinued Operations

Please refer to “Note 4—Changes in Business” to the consolidated financial statements included in this Form 10-K for information regarding discontinued operations.

Liquidity and Capital Resources

During 2018, our principal sources of liquidity were releases of restricted cash, proceeds from the New Centre Lane Facility and borrowings under the MidCap Facility. Our principal uses of cash were to pay for customer contract-related material, labor and subcontract labor, operating expenses, interest expense on the Initial Centre Lane Facility, the New Centre Lane Facility and the MidCap Facility and exit costs resulting from the Koontz-Wagner bankruptcy. Exit costs related to the Koontz-Wagner bankruptcy were included in loss from discontinued operations in the Company’s consolidated statement of operations for the year ended December 31, 2018. See discussion in “Note 10—Debt” and “Note 4—Changes in Business” to the consolidated financial statements included in this Form 10-K.

Net Cash Flows

Our net consolidated cash flows, including cash flows related to discontinued operations, consisted of the following:

	Year Ended December 31,
(in thousands)	2018	2017
Cash flows provided by (used in):
Operating activities	$(14,422)	$(30,910)
Investing activities	182	67,882
Financing activities	3,026	(33,099)
Effect of exchange rate changes on cash	—	713
Net change in cash, cash equivalents and restricted cash	$(11,214)	$4,586

Cash and Cash Equivalents

As of December 31, 2018, our operating unrestricted cash and cash equivalents decreased $0.1 million to $4.5 million. As of December 31, 2018, the operating cash balance of $4.5 million was held in U.S. bank accounts.

At March 28, 2019, we had $3.8 million in unrestricted cash and cash equivalents that could be used, along with normal cash flows from operations, to fund certain unanticipated shortfalls in future cash flows.

Operating Activities

Cash flows from operating activities result primarily from earnings sources and are affected by changes in operating assets and liabilities, which consist primarily of working capital balances related to our projects. For the year ended December 31, 2018, cash used by operating activities decreased $16.5 million to $14.4 million. The decrease in our usage of cash during 2018 was partially attributed to an increased focus on our efforts to track and collect on receivables from our customers.

During 2018, our working capital decreased $21.1 million, or 66.6%, to $10.6 million from $31.7 million at December 31, 2017. The decrease in working capital was primarily due to an $11.1 million decrease in restricted cash, a $3.3 million decrease in accounts receivable, net, a $3.3 million decrease in contract assets, a $2.3 million decrease in other current assets, a $3.4 million increase in accrued compensation and benefits and a $3.3 million increase in short-term borrowings. Those decreases were partially offset by a $2.1 million decrease in accounts payable and a $3.8 million decrease in contract liabilities.

Investing Activities

For the year ended December 31, 2018, net cash provided by investing activities decreased $67.7 million. During 2017, we received $21.7 million from the sale of Hetsco, of which $1.5 million was held in escrow. The net proceeds of $20.2 million from the sale of Hetsco were used to reduce debt. During September 2017, $0.4 million was released from escrow to the purchaser as part of working capital adjustments. Additionally, in 2017, we received $43.3 million from the sale of the Mechanical Solutions segment, resulting in $40.9 million in net proceeds, of which we used $34.0 million to pay down our long-term debt. We also received $3.6 million from the 2017 sale of our manufacturing facility in Mexico and used $1.9 million of the proceeds to pay down our long-term debt.

Financing Activities

For the year ended December 31, 2018, net cash provided by financing activities increased $36.1 million. During 2018, we refinanced the $45.0 million Initial Centre Lane Facility with the $35.0 million New Centre Lane Facility. The refinancing provided gross proceeds of $35.0 million, of which we used $31.2 million of cash to repay outstanding principal, $1.5 million in cash for refinancing costs, $0.6 million in cash to pay the 2.0% prepayment fee and $0.5 million in cash to pay for the outstanding fee related to the fourth amendment to the Initial Centre Lane Facility. Additionally, in the fourth quarter of 2018, we entered into the MidCap Facility, under which we borrowed $46.7 million, repaid $43.4 million and incurred $0.7 million in financing costs during 2018. During 2017, cash used in financing activities was $33.1 million. Repayment on our previously outstanding revolving credit facility, which we entered into in February 2012 with Wells Fargo Bank, National Association (as amended from time to time, the “Revolving Credit Facility”) and our Initial Centre Lane Facility accounted for $202.4 million of the usage of cash, while proceeds from the Revolving Credit Facility and the Initial Centre Lane Facility provided $171.6 million of cash. We also used $1.9 million of cash in connection with the 2017 refinancing of our long-term debt.

Effect of Exchange Rate Changes on Cash

For the year ended December 31, 2018, our cash flows were not impacted by fluctuations in foreign currency. The effect of exchange rate changes increased cash by $0.7 million in 2017. This change was primarily driven by changes in the exchange rates of the Euro and the Peso relative to the U.S. dollar during 2017.

Dividends

We have not declared dividends since the first quarter of 2015 and do not anticipate declaring dividends in the near term. As of December 31, 2018, the terms of the New Centre Lane Facility restricted our ability to pay dividends. In addition, the timing and amounts of any dividends would be subject to determination and approval by our Board of Directors. Dividends reported on the consolidated statement of stockholders’ equity and the consolidated statements of cash flows included in this Form 10-K are related to dividends on unvested restricted stock awards and units granted under pre-2014 long-term incentive compensation plans and are not related to a declared dividend.

Liquidity Outlook

On July 11, 2018, Koontz-Wagner, the Company’s wholly owned subsidiary which comprised substantially all of current year discontinued operations, filed a voluntary petition for relief under Chapter 7 of the Bankruptcy Code. As a result, we will no longer need to fund Koontz-Wagner’s operations. The extent to which we may incur additional liabilities in excess of those for which we have already accrued is currently unknown.

On September 18, 2018, we refinanced and replaced our Initial Centre Lane Facility with the New Centre Lane Facility, a four-year, $35.0 million senior secured credit agreement with an affiliate of Centre Lane Partners, LLC as Administrative Agent and Collateral Agent, and the other lenders from time to time party thereto. After payment of the Initial Centre Lane Facility and fees associated with the New Centre Lane Facility, net cash proceeds were $1.0 million. Please refer to “Note 10—Debt” to the consolidated financial statements included in this Form 10-K for information regarding the New Centre Lane Facility.

On October 11, 2018, we entered into the three-year, $15.0 million MidCap Facility. The MidCap Facility is a secured asset-based revolving credit facility that provides borrowing availability against 85% of eligible accounts receivable and the lesser of 80% of eligible contract assets and $1.0 million, after certain customary exclusions and reserves, and allows for up to $6.0 million of non-cash collateralized letters of credit. The borrowing base eligibility limitations and exclusions that have the most impact on our availability under the MidCap facility are customer concentration limits, exclusion of receivables from our joint ventures, and exclusion of receivables related to projects on which there is an underlying surety bond. The MidCap Facility provides us with the necessary short-term borrowing capacity to address our day-to-day working capital needs, which we have not had since entering into the Initial Centre Lane Facility in June 2017. Please refer to “Note 10—Debt” to the consolidated financial statements included in this Form 10-K for information regarding the MidCap Facility.

Restricted cash balances decreased $11.1 million since the beginning of the year to $0.5 million as of December 31, 2018 as a result of the cancellation of a $3.5 million cash collateralized letter of credit and the release of escrow amounts related to certain of our sold former subsidiaries. As a result of the assumption of the outstanding letters of credit under the MidCap Facility, the $5.4 million of restricted cash which had collateralized those letters of credit was released to us in October 2018, net of $0.9 million in fees owed to the collateral agent. We anticipate that outstanding letters of credit, which currently reduce our borrowing availability under the MidCap Facility, will continue to decline during 2019 as additional letters of credit are cancelled or reduced upon satisfaction of the underlying conditions.

Although we are aggressively executing our plan to reduce general and administrative expenses, our 2018 results of operations were impacted by significant severance and other restructuring cash expenditures. We anticipate the 2019 cash flow requirements of executing the restructuring plan and the Koontz-Wagner bankruptcy will be approximately $3.8 million.

Overall, we expect liquidity to improve through 2019 as a result of exiting our former loss-generating businesses and reducing our ongoing operating expenses. However, we may experience periodic short-term constraints on our liquidity as a result of the cash flow requirements of specific projects. A high percentage of our cost of service comes from weekly craft labor payrolls and the lag between incurrence of those payrolls and the subsequent collection of the resulting customer billings results in negative cash flows for that lag period.

For example, we recently faced a potential constraint on our liquidity shortly before the filing of this Form 10-K. We identified a large, second quarter 2019 customer project which, for approximately a six-week timeframe, will have very significant working capital requirements. The project also has an underlying payment and performance surety bond making the resulting receivables unavailable for borrowing under the MidCap Facility. The combination of those two factors, if not addressed, would have resulted in the Company having inadequate cash to continue operations. We worked with both our lender and the customer to address the forecasted shortfall, and in connection with the preparation of this Form 10-K, we believed that we had an agreement in principle with our lender that would sufficiently increase the borrowing availability under the MidCap Facility. After market close on March 27, 2019, we learned that the lender’s credit committee had not approved all of the constituent parts of the agreement in principle, which again left us with a future forecasted cash shortfall. On March 29, 2019, we negotiated a contract amendment with the customer and a consent letter with the lender that we believe, in combination, adequately address our near-term liquidity concerns. While we believe that we have sufficient resources to satisfy our 2019 working capital requirements, in the event that we are unable to address such potential shortfalls in the future, management will need to seek additional funding which may not be available, and may result in management concluding that our liquidity position raises substantial doubt about our ability to continue as a going concern.

Off‑Balance Sheet Transactions

Our liquidity is currently not dependent on the use of off-balance sheet transactions but, in line with industry practice, we are often required to provide payment and performance surety bonds to customers and may be required to provide letters of credit. If performance assurances are extended to customers, generally our maximum potential exposure is limited in the contract with our customers. We frequently obtain similar performance assurances from third-party vendors and subcontractors for work performed in the ordinary course of contract execution. However, the total costs of a project could exceed our original cost estimates, and we could experience reduced gross profit or possibly a loss for a given project. In some cases, if we fail to meet certain performance standards, we may be subject to contractual liquidated damages.

As of December 31, 2018, we had a contingent liability for issued and outstanding standby letters of credit, generally issued to secure performance on customer contracts. As of December 31, 2018, we had $2.7 million of outstanding standby letters of credit that were originally issued under the Revolving Credit Facility and there were no amounts drawn upon these letters of credit. In addition, as of December 31, 2018, we had outstanding payment and performance surety bonds on projects of $51.1 million.

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

Revenue Recognition.  We provide maintenance, modification and construction support services for nuclear power plants, utility and industrial customers in the fossil fuel, industrial gas, natural gas, water, pulp and paper and petrochemical industries. Our services, which are provided through long-term maintenance or discrete project agreements, are designed to improve or sustain our customers’ operating efficiencies and extend the useful lives of their process equipment. The contracts are awarded on a competitively bid and negotiated basis with the majority structured as cost-plus arrangements and the remainder as lump-sum.

Our contracts generally include a single performance obligation for which revenue is recognized over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. For cost-plus contracts, we recognize revenue when services are performed and contractually billable based upon the hours incurred and agreed-upon hourly rates. Revenue on fixed-price contracts is recognized and invoiced over time using the cost-to-cost percentage-of-completion method. To the extent a contract is deemed to have multiple performance obligations, we allocate the transaction price of the contract to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. We do not adjust the price of the contract for the effects of a significant financing component. Change orders are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. We believe these methods of revenue recognition most accurately reflect the economics of the transactions with our customers.

Our contracts may include several types of variable consideration, including change orders, rate true-up provisions, retainage, claims, incentives, penalties and liquidated damages. We estimate the amount of revenue to be recognized on variable consideration using estimation methods that best predict the amount of consideration to which we expect to be entitled. We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available. We update our estimate of the transaction price each reporting period and the effect of variable consideration on the transaction price is recognized as an adjustment to revenue on a cumulative catch-up basis. In circumstances where we cannot reasonably determine the outcome of a contract, we recognize revenue over time as the work is performed, but only to the extent of recoverable costs incurred (i.e. zero margin). A loss provision is recorded for the amount of any estimated unrecoverable costs in excess of total estimated revenue on a contract as soon as we become aware. We generally provide a limited warranty for a term of two years or less following completion of services performed under its contracts. Historically, warranty claims have not resulted in material costs incurred.

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

Goodwill and Other Intangible Assets.  Goodwill and indefinite-lived intangible assets are tested for impairment annually as of October 1 and whenever events or circumstances indicate that the carrying value may not be recoverable. Our indefinite-lived intangible asset consists of the Williams trade name.

Our testing of goodwill for potential impairment involves the comparison of each reporting unit’s carrying value to its estimated fair value, which is determined using a combination of income and market approaches. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for our reporting unit. Under the market approach, the fair value is determined by utilizing comparative market multiples in the valuation estimates. The fair value of our Williams reporting unit exceeded book value at December 31, 2018.

Similarly, the testing of our trade names for potential impairment involves the comparison of the carrying value for each trade name to its estimated fair value, which is determined using the relief from royalty method.

Impairment write-downs are charged to results of operations in the period in which the impairment is determined. We recorded no impairment write-downs in 2018.

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

Under Accounting Standards Codification (“ASC”) 740—Income Taxes, the Financial Accounting Standards Board (the “FASB”) requires companies to assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available positive and negative evidence and utilizing a “more likely than not” standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company’s current or previous operating history is given more weight than its future outlook, although we do consider future taxable income projections, ongoing tax planning strategies and the limitation on the use of carryforward losses in determining valuation allowance needs. We establish valuation allowances for our deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Due to changes in interpretations and assumptions, and future guidance that may be issued and actions we may take in response to the Tax Act, the ultimate impact of the Tax Act may change in future periods. The Tax Act is highly complex, and we will continue to assess the impact of certain aspects of the Tax Act. For additional information, please refer to “Note 8—Income Taxes” to the consolidated financial statements included in this Form 10-K.

Insurance.  Through December 31, 2018, we self-insured a portion of our risk for health benefits and workers’ compensation up to certain policy limits. We maintain insurance coverage for other business risks, including general liability insurance. We retain exposure to potential losses based on deductibles, coverage limits and self-insured retentions. We charged $2.1 million and $1.9 million as an expense during the years ended December 31, 2018 and 2017, respectively, for health benefits, general liability and workers’ compensation claims incurred and related insurance premiums for excess claim coverage for continuing operations. Our reserves as of December 31, 2018 and 2017 consisted of estimated amounts unpaid for reported and unreported claims incurred. Our accrual for all self-insured risk retention as of December 31, 2018 and 2017 was $0.4 million and $0.6 million, respectively. We have provided $1.1 million in letters of credit for each of the years ended December 31, 2018 and 2017, respectively, as security for possible workers’ compensation claims.

Recently Issued Accounting Pronouncements

In June 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope of ASC Topic 718, “Compensation–Stock Compensation” and applies to all share-based payment transactions to nonemployees in which a grantor acquires goods and services to be used or consumed in a grantor’s own operations by issuing share-based awards. Upon adoption of ASU 2018-07, an entity should only re-measure liability-classified awards that have not been settled by the date of adoption and equity-classified awards for which a measurement date has not been established through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. ASU 2018-07 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. We do not expect the adoption of ASU 2018-07 to have a material impact on our financial position, results of operations and cash flows.

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which gives entities the option to reclassify the tax effects stranded in accumulated other comprehensive income as a result of the enactment of comprehensive tax legislation in December 2017, commonly referred to as the Tax Act, to retained earnings. ASU 2018-02 is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. We do not expect the adoption of ASU 2018-02 to have a material impact on our financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which, together with its related clarifying ASUs (collectively, “ASU 2016-02”), amends the existing guidance for lease accounting and related disclosure requirements. The new guidance requires the recognition of right-of-use assets and lease liabilities on the balance sheet for leases with terms greater than twelve months or leases that contain a purchase option that is reasonably certain to be exercised. Lessees will classify leases as either finance or operating leases. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. For leases with a term of twelve months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements and provide additional information about the nature of an organization’s leasing activities. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 31, 2018. We will adopt ASU 2016-02 during the first quarter of 2019 using the modified retrospective method, meaning it will be applied to leases that exist or are entered into on or after January 1, 2019 without adjusting comparative periods in the financial statements. We are in the final stages of evaluating our existing lease portfolio and are continuing to assess the values of the right-of-use assets and lease liabilities that will be included on our balance sheet as of January 1, 2019. We do not expect the adoption of ASU 2016-02 to have a material impact on our results of operations, cash flows or debt covenants.

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

Not Applicable.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018.

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018, due to material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the Internal Control–Integrated Framework (2013). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring. Based on this evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2018, because a large number of the material weaknesses reported in Item 9A of our Form 10-K for the year ended December 31, 2017, continued to exist at December 31, 2018, as described below.

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

•	We did not design and maintain effective controls to provide reasonable assurance over the accuracy and completeness relating to:
o	Tracking and completeness of work-in-process;
o	Matching cost of goods sold with related revenue;
o	Reviewing contract performance to estimate expected contract losses in a timely manner;
o	Properly reviewing, recognizing and recording the full scope of contracts and contract modifications with our customers;
o	Estimating accrued liabilities; and
o	Safeguarding of physical assets.

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

While we continue to take steps to remediate our material weaknesses, we cannot currently represent that significant changes to our internal control over financial reporting have been fully implemented. Since filing the 2015 Report on March 15, 2017, the control enhancements that we have introduced have not been fully implemented or have not been placed in service for a sufficient period of time to conclude on their effectiveness as of December 31, 2018. Because of this, management has concluded that a large number of our material weaknesses have not been remediated.

On January 1, 2018, we adopted ASC Topic 606, “Revenue from Contracts with Customers.” In connection with the adoption, we implemented certain changes to our processes and controls related to revenue recognition. These changes included the development of new policies and practices based on the five-step model outlined in ASC Topic 606, new contract review requirements and new processes and controls related to the additional disclosure requirements. In April 2018, we closed our internal audit department and reassigned that department’s responsibilities to other departments throughout the organization. We believe the remediation measures that we have taken, and continue to take, will improve the effectiveness of our internal control over financial reporting. Other than the continued implementation of these remediation efforts, the adoption of ASC Topic 606 and the closing and reassignment of our internal audit department’s responsibilities to other departments throughout the organization, there were no other changes in our internal control over financial reporting for the year ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information.

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Item 10 with respect to the executive officers and key employees is included in Part I of this Form 10-K. The other information required by this Item is incorporated herein by reference to the information included under the captions “Proposal No. 1 – Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “The Board, its Committees and its Compensation – Code of Business Conduct and Ethics and Corporate Governance Guidelines,” and “The Board, its Committees and its Compensation – Board Leadership Structure and Committee Composition – Audit Committee” in our Proxy Statement for the 2019 Annual Meeting of Stockholders, which we plan to file within 120 days after December 31, 2018, the end of our fiscal year.

Item 11.  Executive Compensation.

The information required by Item 11 is incorporated by reference to the information included under the captions “Executive Compensation” and “The Board, its Committees and its Compensation – 2018 Director Compensation” in our Proxy Statement for the 2019 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to the information included under the captions “Executive Compensation – Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2019 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference to the information included under the captions “Certain Relationship and Related Transactions” and “The Board, its Committees and its Compensation – Director Independence” in our Proxy Statement for the 2019 Annual Meeting of Stockholders.

Item 14.  Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference to the information included under the caption “Proposal No. 2 – Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2019 Annual Meeting of Stockholders.

Part IV

Item 15.  Exhibits and Financial Statement Schedules.

Documents filed as part of this Report:

Financial Statements: The following reports of independent accountants and our consolidated financial statements are set forth in the index beginning on page F-1:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2018 and 2017
•	Consolidated Statements of Operations for the years ended December 31, 2018 and 2017
•	Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2018 and 2017
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018 and 2017
•	Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017
•	Notes to the Consolidated Financial Statements

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

List of Exhibits

We agree to furnish to the SEC, upon request, copies of any long-term debt instruments that authorize an amount of securities constituting 10% or less of the total assets of Williams on a consolidated basis.

Exhibit	Description
3.1

Second Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to our Form 10 (Commission File No. 001‑16501) filed with the Commission on April 30, 2010 and incorporated herein by reference).

3.2

Certificate of Amendment, dated June 30, 2010, to the Second Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to our Amendment No. 2 to Form 10 filed with the Commission on July 20, 2010 and incorporated herein by reference).

3.3

Second Certificate of Amendment, dated June 27, 2018, to the Second Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to our Form 8-K filed with the Commission on June 29, 2018 and incorporated herein by reference).

3.4	Fourth Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 to our Form 8-K filed with the Commission on June 29, 2018 and incorporated herein by reference).
4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to our Form 8-K filed with the Commission on June 29, 2018 and incorporated herein by reference).
10.1	Amended and Restated Incentive Compensation Plan (filed as Exhibit 10.1 to our Form 10‑Q filed with the Commission on May 16, 2011 and incorporated herein by reference).*
10.2	2011 Equity Incentive Plan (filed as Exhibit 10.1 to our Form 8‑K filed with the Commission on May 24, 2011 and incorporated herein by reference).*
10.3

Election and Nomination Agreement, dated as of June 1, 2016 and effective May 25, 2016, by and among (i) Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P. I, Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Capital, Inc. Profit Sharing & Money Purchase Plan, Wynnefield Capital Management, LLC, and Wynnefield Capital, Inc. and (ii) the Company (filed as Exhibit 10.1 to our Form 8‑K filed with the Commission on June 1, 2016 and incorporated herein by reference).

10.4	Form of Restricted Shares Award Agreement (filed as Exhibit 10.1 to our Form 10‑Q filed with the Commission on November 9, 2012 and incorporated herein by reference).*
10.5	Form of Restricted Share Unit Agreement (filed as Exhibit 10.27 to our Form 10-K filed with the Commission on March 14, 2012 and incorporated herein by reference).
10.6	Amendment to Attachment A of the Form of Restricted Shares Unit Agreement (filed as Exhibit 10.5 to our Form 10‑Q/A filed with the Commission on August 20, 2012 and incorporated herein by reference).*
10.7	Short‑Term Incentive Plan (filed as Exhibit 10.1 to our Form 8‑K filed with the Commission on February 26, 2013 and incorporated herein by reference).*
10.8	Form of Restricted Share Unit Agreement (filed as Exhibit 10.30 to our Form 10‑K filed with the Commission on March 7, 2013 and incorporated herein by reference).*
10.9

Form of Nonqualified Stock Option Agreement, dated as of March 23, 2015, by and between Terence Cryan and the Company (filed as Exhibit 10.3 to our Form 8‑K filed with the Commission on March 23, 2015 and incorporated herein by reference).*

10.10	Form of Restricted Share Unit Agreement (filed as Exhibit 10.1 to our Form 8‑K filed with the Commission on April 6, 2015 and incorporated herein by reference).*
10.11	2015 Equity Incentive Plan (filed as Exhibit 10.1 to our Form 8‑K filed with the Commission on May 14, 2015 and incorporated herein by reference).*
10.12

Employment Agreement, dated as of June 26, 2015, by and between Terence J. Cryan and the Company (filed as Exhibit 10.2 to our Form 8‑K filed with the Commission on July 2, 2015 and incorporated herein by reference).*

10.13

Separation Agreement, dated as of September 24, 2015, by and between the Company and Raymond K. Guba (filed as Exhibit 10.1 to our Form 8‑K filed with the Commission on September 25, 2015 and incorporated herein by reference).*

10.14	Executive Severance Plan, as Amended and Restated on August 19, 2015 (filed as Exhibit 10.2 to our Form 8‑K filed with the Commission on September 25, 2015 and incorporated herein by reference).*
10.15

Stock Purchase Agreement, dated January 13, 2017, by and between the Company, as Seller, and Chart Lifecycle, Inc., as Buyer, relating to the sale of Hetsco Holdings, Inc., which is the sole stockholder of Hetsco, Inc. (filed as Exhibit 10.63 to our Form 10-K filed with the Commission on March 15, 2017 and incorporated herein by reference).

10.16

Securities Purchase Agreement, dated October 11, 2017, by and between the Company, Braden Holdings, LLC and GPEG C.V., as Sellers, and Innova Global Europe B.V., Innova Global Inc., Innova Global Operating Ltd. and 1938247 Alberta Ltd., as Buyers (filed as Exhibit 10.2 to our Form 10-Q for the quarter ended March 31, 2017, filed with the Commission on December 19, 2017 and incorporated herein by reference).

10.17

Retirement and Consulting Agreement, dated March 15, 2017, by and between the Company and Timothy M. Howsman (filed as Exhibit 10.64 to our Form 10-K filed with the Commission on March 15, 2017 and incorporated herein by reference).*

10.18	Form of Time‑Based Restricted Share Unit Agreement (filed as Exhibit 10.65 to our Form 10-K filed with the Commission on March 15, 2017 and incorporated herein by reference).*
10.19	Form of Performance‑Based Restricted Share Unit Agreement. (filed as Exhibit 10.66 to our Form 10-K filed with the Commission on March 15, 2017 and incorporated herein by reference).*
10.20

Form of Time-Based Restricted Share Unit Agreement (dated April 17, 2017) (filed as Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 2017, filed with the Commission on December 19, 2017 and incorporated herein by reference).*

10.21

Form of Performance-Based Restricted Share Unit Agreement (dated April 17, 2017) (filed as Exhibit 10.2 to our Form 10-Q for the quarter ended June 30, 2017, filed with the Commission on December 19, 2017 and incorporated herein by reference).*

10.22

Form of Cash-Based Award Agreement (dated April 17, 2017) (filed as Exhibit 10.3 to our Form 10-Q for the quarter ended June 30, 2017, filed with the Commission on December 19, 2017 and incorporated herein by reference).*

10.23

Retention Incentives Agreement, dated as of March 19, 2016, by and between Timothy M. Howsman and the Company (filed as Exhibit 10.67 to our Form 10-K filed with the Commission on March 15, 2017 and incorporated herein by reference).*

10.24	Mark Jolly Offer Letter, dated November 8, 2016 (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on March 16, 2017 and incorporated herein by reference).*
10.25

Senior Secured Credit Agreement, dated as of June 16, 2017, by and among the Company, as Borrower, the Lenders party thereto, and Centre Lane Partners Master Credit Fund II, L.P., as Administrative Agent and Collateral Agent (filed as Exhibit 10.51 to our Form 10-K filed with the Commission on September 12, 2017 and incorporated herein by reference).

10.26

First Amendment to Senior Secured Credit Agreement, dated as of August 17, 2017, by and among the Company, as Borrower, the Lenders party thereto, and Centre Lane Partners Master Credit Fund II, L.P., as Administrative Agent and Collateral Agent (filed as Exhibit 10.52 to our Form 10-K filed with the Commission on September 12, 2017 and incorporated herein by reference).

10.27

Limited Waiver and Second Amendment to Senior Secured Credit Agreement, dated as of October 11, 2017, by and among the Company, as Borrower, the Lenders party thereto, and Centre Lane Partners Master Credit Fund II, L.P., as Administrative Agent and Collateral Agent (filed as Exhibit 10.1 to our Form 10-Q for the quarter ended March 31, 2017, filed with the Commission on December 19, 2017 and incorporated herein by reference).

10.28

Second Limited Waiver and Third Amendment to Senior Secured Credit Agreement, dated as of January 9, 2018, by and among the Company, as Borrower, the Lenders party thereto, and Centre Lane Partners Master Credit Fund II, L.P., as Administrative Agent and Collateral Agent (filed as Exhibit 10.1 to our Form 10-Q filed with the Commission on January 31, 2018 and incorporated herein by reference).

10.29

Third Limited Waiver to Senior Secured Credit Agreement, dated as of March 30, 2018, by and among the Company, as Borrower, the Lenders party thereto, and Centre Lane Partners Master Credit Fund II, L.P., as Administrative Agent and Collateral Agent (filed as Exhibit 10.58 to our Form 10-K filed with the Commission on April 16, 2018 and incorporated herein by reference).

10.30

Fourth Amendment to Senior Secured Credit Agreement, dated as of April 13, 2018, by and among the Company, as Borrower, the Lenders party thereto, and Centre Lane Partners Master Credit Fund II, L.P., as Administrative Agent and Collateral Agent (filed as Exhibit 10.59 to our Form 10-K filed with the Commission on April 16, 2018 and incorporated herein by reference).

10.31

Consent and Fifth Amendment to Senior Secured Credit Agreement, dated as of July 11, 2018, by and among the Company, as Borrower, the Lenders party thereto, and Centre Lane Partners Master Credit Fund II, L.P., as Administrative Agent and Collateral Agent (filed as Exhibit 10.2 to our Form 10-Q filed with the Commission on August 14, 2018 and incorporated herein by reference).

10.32

Senior Secured Credit Agreement, dated as of September 18, 2018, by and among the Company, as Borrower, the lenders party thereto and Centre Lane Partners Master Credit Fund II, L.P., as Administrative Agent and Collateral Agent (filed as Exhibit 10.3 to our Form 10-Q filed with the Commission on November 14, 2018 and incorporated herein by reference).

10.33

Credit and Security Agreement, dated as of October 11, 2018, by and among the Company and the other borrowers from time to time party thereto, as Borrowers, MidCap Financial Trust, as Agent and as a Lender, and the additional lenders from time to time party thereto (filed as Exhibit 10.4 to our Form 10-Q filed with the Commission on November 14, 2018 and incorporated herein by reference).

10.34

Separation Agreement, dated as of July 26, 2017, by and between Terence J. Cryan and the Company (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on July 27, 2017 and incorporated herein by reference).*

10.35

Separation Agreement, dated as of August 1, 2017, by and between Mark Jolly and the Company (filed as Exhibit 10.54 to our Form 10-K filed with the Commission on September 12, 2017 and incorporated herein by reference).*

10.36

Employment Agreement, dated September 11, 2017, by and between Craig E. Holmes and the Company (filed as Exhibit 10.56 to our Form 10-K filed with the Commission on September 12, 2017 and incorporated herein by reference).*

10.37

Employment Agreement, dated September 11, 2017, by and between Erin Gonzalez and the Company (filed as Exhibit 10.57 to our Form 10-K filed with the Commission on September 12, 2017 and incorporated herein by reference).*

10.38

Separation Agreement, dated April 13, 2018, by and between Craig E. Holmes and the Company (filed as Exhibit 10.65 to our Form 10-K filed with the Commission on April 16, 2018 and incorporated herein by reference).*

10.39

Separation Agreement, dated May 29, 2018, by and between the Company and Erin Gonzalez (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on June 4, 2018 and incorporated herein by reference).*

10.40

Employment Agreement, dated June 20, 2018, by and between the Company and Tracy D. Pagliara (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on June 26, 2018 and incorporated herein by reference).*

10.41

Employment Agreement, dated July 31, 2018, by and between the Company and Timothy M. Howsman (filed as Exhibit 10.6 to our Form 10-Q filed with the Commission on August 14, 2018 and incorporated herein by reference).*

10.42	Form of Restricted Shares Award Agreement (dated January 22, 2019).*♦
21.1	Subsidiaries of the Company.♦
23.1	Consent of Independent Registered Public Accounting Firm (Moss Adams LLP).♦
24.1	Powers of Attorney for our directors and certain executive officers (included on signature page).♦
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.♦
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.♦
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.♦
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.♦
101.INS	XBRL Instance Document♦
101.SCH	XBRL Taxonomy Extension Schema Document♦
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document♦
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document♦
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document♦
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document♦

*Indicates a management contract or compensatory plan or arrangement.

♦Filed herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 1, 2019

WILLIAMS INDUSTRIAL SERVICES GROUP INC.

By:	/s/ Tracy D. Pagliara
Tracy D. Pagliara, President and Chief Executive Officer

Each individual whose signature appears below constitutes and appoints Tracy D. Pagliara, President and Chief Executive Officer, and Charles E. Wheelock, Vice President, Administration, General Counsel and Secretary, and each of them singly, his true and lawful attorneys‑in‑fact and agents with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K filed with the Securities and Exchange Commission, granting unto said attorneys‑in‑fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all the said attorneys‑in‑fact and agents or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

r
NAME	TITLE	DATE

/s/ Tracy D. Pagliara	Chief Executive Officer, President and Director (Principal Executive Officer)	April 1, 2019
Tracy D. Pagliara

/s/ Timothy M. Howsman	Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2019
Timothy M. Howsman

/s/ Charles Macaluso	Director and Chairman of the Board	April 1, 2019
Charles Macaluso

/s/ Robert B. Mills	Director	April 1, 2019
Robert B. Mills

/s/ David A. B. Brown	Director	April 1, 2019
David A. B. Brown

/s/ Nelson Obus	Director	April 1, 2019
Nelson Obus

Item 8.  Financial Statements and Supplementary Data

Williams Industrial Services Group Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Williams Industrial Services Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Williams Industrial Services Group, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for recognizing revenue due to the adoption of Accounting Standards Codification Topic No. 606.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moss Adams LLP

Dallas, Texas

April 1, 2019

We have served as the Company’s auditor since 2017.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$4,475	$4,594
Restricted cash	467	11,562
Accounts receivable, net of allowance of $140 and $1,568, respectively	22,724	26,060
Contract assets	8,218	11,487
Other current assets	1,735	4,006
Current assets of discontinued operations	—	27,922
Total current assets	37,619	85,631

Property, plant and equipment, net	335	1,712
Goodwill	35,400	35,400
Intangible assets, net	12,500	12,500
Other long-term assets	1,650	573
Total assets	$87,504	$135,816

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,953	$5,080
Accrued compensation and benefits	10,859	7,481
Contract liabilities	3,278	7,049
Short-term borrowings	3,274	—
Current portion of long-term debt	525	—
Other current liabilities	5,518	5,552
Current liabilities of discontinued operations	640	28,802
Total current liabilities	27,047	53,964
Long-term debt, net	32,978	24,304
Deferred tax liabilities	2,682	9,921
Other long-term liabilities	1,396	2,390
Long-term liabilities of discontinued operations	5,188	3,110
Total liabilities	69,291	93,689
Commitments and contingencies (Note 10 and 14)
Stockholders’ equity:
Common stock, $0.01 par value, 170,000,000 shares authorized and 19,767,605 and 19,360,026 shares issued, respectively, and 18,660,218 and 17,946,386 shares outstanding, respectively	197	193
Paid-in capital	80,424	78,910
Retained earnings (deficit)	(62,397)	(36,962)
Treasury stock, at par (1,107,387 and 1,413,640 common shares, respectively)	(11)	(14)
Total stockholders’ equity	18,213	42,127
Total liabilities and stockholders’ equity	$87,504	$135,816

The accompanying notes are an integral part of these consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except share and per share data)	2018	2017
Revenue	$188,918	$186,982
Cost of revenue	160,177	169,056

Gross profit	28,741	17,926

Selling and marketing expenses	1,649	2,313
General and administrative expenses	30,875	35,984
Restructuring charges	5,689	—
Depreciation and amortization expense	857	1,673
Total operating expenses	39,070	39,970

Operating loss	(10,329)	(22,044)

Interest expense, net	8,990	14,626
Gain on sale of business and net assets held for sale	—	(239)
Other (income) expense, net	(1,129)	(45)
Total other (income) expense, net	7,861	14,342

Loss from continuing operations before income tax expense	(18,190)	(36,386)
Income tax expense (benefit)	(4,400)	(6,367)
Loss from continuing operations	(13,790)	(30,019)

Loss from discontinued operations before income tax expense (benefit)	(15,002)	(25,318)
Income tax expense (benefit)	(3,357)	1,186
Loss from discontinued operations	(11,645)	(26,504)

Net loss	$(25,435)	$(56,523)

Basic earnings (loss) per common share
Loss from continuing operations	$(0.76)	$(1.70)
Loss from discontinued operations	(0.64)	(1.50)
Basic earnings (loss) per common share	$(1.40)	$(3.20)

Diluted earnings (loss) per common share
Loss from continuing operations	$(0.76)	$(1.70)
Loss from discontinued operations	(0.64)	(1.50)
Diluted earnings (loss) per common share	$(1.40)	$(3.20)

The accompanying notes are an integral part of these consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
(in thousands)	2018	2017
Net loss	$(25,435)	$(56,523)
Foreign currency translation adjustment	—	2,891
Reclassification of translation loss related to sale of foreign subsidiaries	—	6,622
Comprehensive loss	$(25,435)	$(47,010)

The accompanying notes are an integral part of these consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
	Common Shares			Other	Retained
	$0.01 Per Share		Paid-in	Comprehensive	Earnings	Treasury Shares
(in thousands, except share data)	Shares	Amount	Capital	Income (Loss)	(Deficit)	Shares	Amount	Total
Balance, December 31, 2016	18,855,409	$188	$76,708	$(9,513)	$19,764	(1,369,468)	$(13)	$87,134
Issuance of restricted stock units	504,617	5	(5)	—	—	—	—	—
Tax withholding on restricted stock units	—	—	(496)	—	—	(44,172)	(1)	(497)
Share-based compensation	—	—	2,509	—	—	—	—	2,509
Dividends	—	—	—	—	(9)	—	—	(9)
Net loss	—	—	—	—	(56,523)	—	—	(56,523)
Adoption of ASU 2016-09 (Note 3)	—	—	194	—	(194)	—	—	—
Foreign currency translation	—	—	—	2,891	—	—	—	2,891
Reclassification of translation (gain) loss related to sale of foreign subsidiaries	—	—	—	6,622	—	—	—	6,622
Balance, December 31, 2017	19,360,026	$193	$78,910	$—	$(36,962)	(1,413,640)	$(14)	$42,127
Issuance of restricted stock units	407,579	4		—	—	505,049	5	9
Tax withholding on restricted stock units	—	—	(504)	—	—	(198,796)	(2)	(506)
Share-based compensation	—	—	2,018	—	—	—	—	2,018
Net loss	—	—	—	—	(25,435)	—	—	(25,435)
Balance, December 31, 2018	19,767,605	$197	$80,424	$—	$(62,397)	(1,107,387)	$(11)	$18,213

The accompanying notes are an integral part of these consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2018	2017
Operating activities:
Net loss	$(25,435)	$(56,523)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Net loss from discontinued operations	11,645	26,504
Deferred income tax provision (benefit)	(7,239)	(6,270)
Depreciation and amortization on plant, property and equipment and intangible assets	857	1,673
Amortization of deferred financing costs	1,623	5,624
Loss on disposals of property, plant and equipment	637	28
Loss on sale of business and net assets held for sale	—	(239)
Bad debt expense	(90)	560
Stock-based compensation	1,179	2,716
Paid-in-kind interest	1,964	2,767
Restructuring charges	5,689	—
Changes in operating assets and liabilities, net of businesses acquired and sold:
Accounts receivable	3,426	(5,414)
Contract assets	3,269	7,061
Other current assets	2,271	4,681
Other assets	(1,038)	387
Accounts payable	(2,127)	(4,595)
Accrued and other liabilities	(1,157)	(9,437)
Contract liabilities	(3,771)	1,306
Net cash provided by (used in) operating activities, continuing operations	(8,297)	(29,171)
Net cash provided by (used in) operating activities, discontinued operations	(6,125)	(1,739)
Net cash provided by (used in) operating activities	(14,422)	(30,910)
Investing activities:
Proceeds from sale of business, net of restricted cash and transaction costs	—	20,206
Proceeds from sale of property, plant and equipment	—	2
Purchase of property, plant and equipment	(137)	(112)
Other investing activities	—	3,286
Net cash provided by (used in) investing activities, continuing operations	(137)	23,382
Net cash provided by (used in) investing activities, discontinued operations	319	44,500
Net cash provided by (used in) investing activities	182	67,882
Financing activities:
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(497)	(496)
Debt issuance costs	(2,189)	(1,840)
Dividends paid	—	(9)
Proceeds from short-term borrowings	46,688	—
Repayments of short-term borrowings	(43,414)	—
Proceeds from long-term debt	33,679	171,599
Repayments of long-term debt	(31,241)	(202,353)
Net cash provided by (used in) financing activities, continuing operations	3,026	(33,099)
Net cash provided by (used in) financing activities, discontinued operations	—	—
Net cash provided by (used in) financing activities	3,026	(33,099)
Effect of exchange rate change on cash, discontinued operations	—	713
Effect of exchange rate change on cash	—	713
Net change in cash, cash equivalents and restricted cash	(11,214)	4,586
Cash, cash equivalents and restricted cash, beginning of year	16,156	11,570
Cash, cash equivalents and restricted cash, end of year	$4,942	$16,156

Supplemental Disclosures:
Cash paid for interest	$5,652	$5,559
Cash paid for income taxes, net of refunds	$16	$1,806
Noncash repayment of revolving credit facility	$—	$(36,224)
Noncash upfront fee related to senior secured term loan facility	$—	$4,550
Noncash amendment fee related to term loan	$4,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS AND ORGANIZATION

Effective June 29, 2018, Global Power Equipment Group Inc. changed its name to Williams Industrial Services Group Inc. (together with its wholly owned subsidiaries, “Williams,” the “Company,” “we,” “us” or “our,” unless the context indicates otherwise) to better align its name with the Williams business, and its stock now trades on the OTCQX® Best Market under the ticker symbol “WLMS.” Williams has been safely helping plant owners and operators enhance asset value for more than 50 years. It provides a broad range of construction, maintenance and support services to customers in energy, power and industrial end markets. Williams’ mission is to be the preferred provider of construction, maintenance, and specialty services through commitment to superior safety performance, focus on innovation, and dedication to delivering unsurpassed value to its customers. The Company’s corporate headquarters are located in Tucker, Georgia.

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

NOTE 2—LIQUIDITY

The Company’s consolidated financial statements have been prepared on a going concern basis, which assumes that it will be able to meet its obligations and continue its operations during the twelve month period following the issuance of this Annual Report on Form 10-K for the year ended December 31, 2018 (this “Form 10-K”). These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

For the past several years, the Company has incurred both net losses and negative cash flows from operations. In response, management undertook, and during 2018 completed, a series of multi-year liquidity initiatives, which included:

•	Exiting from all of the former Products division businesses;
•	Reducing the corporate headquarters personnel and consolidating the administrative offices into Tucker, Georgia;
•

Refinancing the Initial Centre Lane Facility (as defined below) with the New Centre Lane Facility (as defined below), which is a four-year, $35.0 million senior secured credit agreement (For additional information, please refer to “Note 10—Debt”); and

•

Entering into the MidCap Facility (as defined below), which is a three-year, $15.0 million secured asset-based revolving credit facility and allows for up to $6.0 million of non-cash collateralized letters of credit (For additional information, please refer to “Note 10—Debt”).

The MidCap Facility generally provides adequate liquidity for our working capital needs. However, there are, due to certain borrowing base eligibility limitations and exclusions within the MidCap Facility, instances where we would not have sufficient availability under the MidCap Facility to meet our growth working capital requirements. The borrowing base eligibility limitations and exclusions that have the most impact on our availability under the MidCap facility are customer concentration limits, exclusion of receivables from our joint ventures, and exclusion of receivables related to projects on which there is an underlying surety bond.

In early 2019, the Company identified a large, second quarter 2019 customer project which, for approximately a six week timeframe, has very significant working capital requirements. Additionally, the project has an underlying payment and

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

performance surety bond making the resulting receivables unavailable for borrowing under the MidCap Facility. The combination of those two factors, if not addressed, would have resulted in the Company having inadequate cash to continue operations. On March 29, 2019, the Company negotiated a contract amendment with the customer which provides for the payment of our weekly invoices prior to the related payroll disbursements and a consent letter with the lender which increases our borrowing availability by increasing the concentration limit on a major customer’s receivables during the second quarter. The Company believes the combination of these two measures adequately addresses its near-term liquidity concerns.

As a result, management has concluded that as of the date of this report, management’s plan has alleviated the substantial doubt regarding the Company’s ability to continue as a going concern for the twelve-month period following the issuance of these consolidated financial statements. However, our liquidity will be periodically, and for certain intervals, significantly constrained due to the working capital requirements that will be needed to execute our plans to grow the business.

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Joint Ventures:  The consolidated financial statements include the accounts of Williams Industrial Services Group, Inc. and its wholly owned subsidiaries. At times, the Company may form joint ventures with unrelated third parties for the execution of a project. For investments in joint ventures not requiring full consolidation, the Company uses the equity method of accounting. The Company does not have any investment in a joint venture in which it is considered to be the primary beneficiary where full consolidation is required.

In 2017, the Company formed a limited liability company (“LLC”) with an unrelated third party for the execution of a nuclear plant construction project. The Company has a 25 percent participation interest in this LLC, with distribution of expected gains and losses being proportionate to its participation interest. Although the LLC holds the construction contract with the client, the services required by the contract are performed by either the LLC, the Company or the other member of the LLC, or by other subcontractors under subcontracting agreements with the LLC. The Company accounts for its investment in this LLC using the equity method. The Company’s investment in this LLC was $0.8 million and $0.2 million as of December 31, 2018 and 2017, respectively, and was included in other long-term assets on the consolidated balance sheets. Accounts receivable related to work performed for the Company’s unconsolidated investment in the LLC, included in accounts receivable, net, on the consolidated balance sheets, was $2.1 million and $2.2 million as of December 31, 2018 and 2017, respectively.

All intercompany accounts and transactions have been eliminated in consolidation.

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

In spite of our efforts, which included retaining financial advisors to sell all or part of Koontz-Wagner Custom Controls Holdings LLC’s (“Koontz-Wagner”) operations, inside or outside of a federal bankruptcy or state court proceeding (including Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”)), the proposed disposition did not progress as planned due, primarily, to the absence of viable bids in the sale process, the inability of Koontz-Wagner to fund its ongoing operations or obtain financing to do so, and Koontz-Wagner’s deteriorating financial performance. As a result, on July 11, 2018, Koontz-Wagner filed a voluntary petition for relief under Chapter 7 of Title 11 of the Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of Texas. The filing was for Koontz-Wagner only, not for the Company as a whole, and was completely separate and distinct from the Williams business and operations.

Unless otherwise specified, the financial information presented in the accompanying financial statements and following notes relates to the Company’s continuing operations; it excludes any results of its discontinued operations. Please refer to “Note 4—Changes in Business” for financial information on the Company’s discontinued operations.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment and Geographic Information:  The Company determines its reportable segments in accordance with Accounting Standards Codification (“ASC”) 280—Segment Reporting. The Company’s operating segments engage in business activities from which it may earn revenues and incur expenses and for which discrete information is available. Operating results for the operating segments are regularly reviewed by the Company’s chief operating decision maker to make decisions about resources to be allocated to the segment and to assess performance. Operating segments are aggregated for reporting purposes when the operating segments are identified as similar in accordance with the basic principles and aggregation criteria in the accounting standards. The Company’s reporting segments are based primarily on product lines. The reporting segments have different lines of management responsibility as each business requires different marketing strategies and management expertise. Prior to the Company’s decision to exit and sell its Mechanical Solutions and Electrical Solutions segments, the Company had three reportable segments: Services, Electrical Solutions and Mechanical Solutions. Corporate includes expenses related to the Company’s corporate headquarters and interest expense related to its long-term debt.

The Company uses operating income (loss) to compare and evaluate its financial performance. For the year ended December 31, 2018 and 2017, the Company earned 100% of its revenue in the U.S.

Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could vary materially from those estimates.

Revenue Recognition:  The Company provides construction, maintenance and support services to customers in energy, power and industrial end markets. The Company’s services, which are provided through long-term maintenance or discrete project agreements, are designed to improve or sustain its customers’ operating efficiencies and extend the useful lives of their process equipment. The contracts are awarded on a competitively bid and negotiated basis with the majority structured as cost-plus arrangements and the remainder as lump-sum.

The Company’s contracts generally include a single performance obligation for which revenue is recognized over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. For cost-plus contracts, the Company recognizes revenue when services are performed and contractually billable based upon the hours incurred and agreed-upon hourly rates. Revenue on fixed-price contracts is recognized and invoiced over time using the cost-to-cost percentage-of-completion method. To the extent a contract is deemed to have multiple performance obligations, the Company allocates the transaction price of the contract to each performance obligation using its best estimate of the standalone selling price of each distinct good or service in the contract. The Company does not adjust the price of the contract for the effects of a significant financing component. Change orders are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as a modification of the existing contract and performance obligation. The Company believes these methods of revenue recognition most accurately reflect the economics of the transactions with its customers.

The Company’s contracts may include several types of variable consideration, including change orders, rate true-up provisions, retainage, claims, incentives, penalties and liquidated damages. The Company estimates the amount of revenue to be recognized on variable consideration using estimation methods that best predict the amount of consideration to which the Company expects to be entitled. The Company includes variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. The Company’s estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based on an assessment of its anticipated performance and all information (historical, current and forecasted) that is reasonably available. The Company updates its estimate of the transaction price each reporting period and the effect of variable consideration on the transaction price is recognized as an adjustment to revenue on a cumulative catch-up basis. In circumstances where the Company cannot reasonably determine the outcome of a contract, it recognizes revenue over time as the work is performed, but only to the extent of recoverable costs incurred (i.e. zero margin). A loss provision is recorded for the amount of any estimated unrecoverable costs in excess of total estimated revenue on a contract as soon as the Company becomes aware. The Company generally provides a limited warranty for a term of two years or less following completion of services performed under its contracts. Historically, warranty claims have not resulted in material costs incurred.

Cash and Cash Equivalents:  Cash and cash equivalents include cash on hand and on deposit with initial maturities of three months or less. As of December 31, 2018, the operating cash balance of $4.5 million was held in U.S. bank accounts.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Cash:  Restricted cash as of December 31, 2018 consisted of $0.5 million held in escrow for certain indemnities as claims on a divested subsidiary. As of December 31, 2017, restricted cash consisted of $9.7 million that served as collateral for letters of credit and credit card obligations and $1.9 million held in escrow for certain indemnities and claims.

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

Accounts receivable as of December 31, 2017 included amounts related to subcontracts with Westinghouse Electric Company, LLC (“Westinghouse”) for two nuclear power plant projects. On March 29, 2017, Westinghouse filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court, Southern District of New York.

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

In April 2018, the Company entered into an agreement with a third-party financial institution and sold its outstanding receivable due for pre-petition services rendered to Westinghouse on two projects for proceeds of $2.1 million.

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

Goodwill and Indefinite-Lived Intangible Assets: Goodwill and indefinite-lived intangible assets are tested for impairment on an annual basis, as of October 1, and when events or changes in circumstances indicate the fair value of a reporting unit with goodwill and/or indefinite-lived intangible assets has been reduced below the carrying value of the net assets of the reporting unit in accordance with ASC 350–Intangibles–Goodwill and Other. The Company’s indefinite-lived intangible asset consists of the Williams trade name.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s testing of goodwill for potential impairment involves the comparison of a reporting unit’s carrying value to its estimated fair value, which is determined using the income approach. Similarly, the testing of the Company’s trade name for potential impairment involves the comparison of the carrying value of the trade name to its estimated fair value, which is determined using the relief from royalty method. If the carrying value of goodwill or the trade name is deemed to be unrecoverable, the excess of the carrying value over the estimated fair value is charged to impairment expense in the consolidated statements of operations in the period in which the impairment is determined.

Cost of Revenue:  Cost of revenue primarily includes charges for materials, direct labor and related benefits, freight (inbound and outbound), direct supplies and tools, purchasing and receiving costs, inspection costs and internal transfer costs.

Warranty Costs:  Estimated costs related to warranties are accrued using the specific identification method. Estimated costs are based upon past warranty claims, sales history, the applicable contract terms and the remaining warranty periods. Warranty terms vary by contract but generally provide for a term of two years or less. The Company manages its exposure to warranty claims by having its field service and quality assurance personnel regularly monitor projects and maintain ongoing and regular communications with its customers. Historically, warranty claims have not resulted in material costs incurred, and any estimated cost for warranties are included in the individual project cost estimates for purposes of accounting for long-term contracts.

Insurance:  The Company self‑insures a portion of its risk for health benefits and workers’ compensation. The Company maintains insurance coverage for other business risks including general liability insurance. The Company accrues for incurred but not reported claims by utilizing lag studies.

Shipping and Handling Costs:  The Company accounts for shipping and handling costs in accordance with ASC 605‑45—Principal Agent Considerations. Amounts billed to customers in sale transactions related to shipping and handling costs are recorded as revenue. Shipping and handling costs incurred are included in cost of revenue in the consolidated statements of operations.

Advertising Costs:  The Company accounts for advertising costs in accordance with ASC 720‑35—Advertising Costs. Generally, advertising costs are immaterial and are expensed as incurred and are included in selling and marketing expense in the consolidated statements of operations.

Stock‑Based Compensation Expense:  The Company measures and recognizes stock‑based compensation expense based on the estimated fair value of the stock award on the date of grant. Vesting of stock awards is based on certain service, performance and market conditions (or service only conditions) over a one to four year period. For all awards with graded vesting, other than awards with performance‑based vesting conditions, the Company records compensation expense for the entire award on a straight‑line basis over the requisite service period. For graded‑vesting awards with performance‑based vesting conditions, total compensation expense is recognized over the requisite service period for each separately vesting tranche of the award as if the award is, in substance, multiple awards once performance criteria are set. For market-based awards that cliff vest, total compensation expense is recorded on a straight-line basis over the requisite performance period. The Company recognizes stock‑based compensation expense related to performance-based and market-based awards based upon its determination of the potential likelihood of achievement of the specified performance conditions at each reporting date. Stock‑based compensation expense is primarily included in general and administrative expenses in the consolidated statements of operations.

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

Under ASC 740—Income Taxes, the Financial Accounting Standards Board (“FASB”) requires companies to assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available positive and negative evidence, using a “more likely than not” standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company’s current or previous operating history are given more weight than its future outlook, although the Company does consider future taxable income projections, ongoing tax planning strategies

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and the limitation on the use of carryforward losses in determining valuation allowance needs. The Company establishes valuation allowances for its deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Other Comprehensive (Loss) Income:  The Company reports cumulative foreign currency translation adjustments as a component of accumulated other comprehensive (loss) income. The Company reclassified $6.6 million of translation loss related to the sale of foreign subsidiaries out of accumulated other comprehensive income and included it in loss from discontinued operations before income tax expense (benefit) in the consolidated statement of operations for the year ended December 31, 2017. No such reclassifications out of accumulated other comprehensive income were made in 2018.

Adoption of New Accounting Pronouncements

In the first quarter of 2018, the Company adopted FASB Accounting Standards Update (“ASU”) 2016-18, “Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” ASU 2016-18 requires an entity to include in its cash and cash-equivalent balances in the statement of cash flows those amounts that are deemed to be restricted cash and restricted cash equivalents. The Company adopted ASU 2016-18 on a retrospective basis, and net transfers of restricted cash of $11.1 million and $2.8 million have been presented in net change in cash and cash equivalents in the consolidated statements of cash flows for the year ended December 31, 2018 and 2017, respectively.

In the first quarter of 2018, the Company adopted ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 requires an entity to classify distributions received from equity method investees in the statement of cash flows using either the cumulative earnings approach or the nature of distribution approach. The Company adopted ASU 2016-15 on a retrospective basis and elected to classify distributions received from its equity method investees using the cumulative earnings approach. The adoption of ASC 2016-15 did not have an impact on the consolidated statements of cash flows for the years ended December 31, 2018 and 2017, respectively.

In the first quarter of 2018, the Company adopted ASU 2014-09 (ASC Topic 606), “Revenue from Contracts with Customers,” and the related ASUs, which provided new guidance for revenue recognized from contracts with customers and replaced the previously existing revenue recognition guidance. ASU 2014-09 requires that revenue be recognized at an amount the Company is entitled to upon transferring control of goods or services to customers, as opposed to when risks and rewards transfer to a customer. The Company adopted ASC Topic 606 using the modified retrospective method, and accordingly, the new guidance was applied retrospectively to contracts that were not completed as of December 31, 2017. Results for operating periods beginning after January 1, 2018 are presented under ASC Topic 606, while comparative information for prior periods has not been restated and continues to be reported in accordance with the accounting standards in effect for those periods. The adoption of ASC Topic 606 did not result in changes to the method or timing of revenue recognized and did not have a material impact on the Company’s financial position, results of operations and cash flows as of and for the year ended December 31, 2018.

There was no material difference in the Company’s results for the year ended December 31, 2018 with application of ASC Topic 606 on its contracts and what results would have been if such contracts had been reported using accounting standards previously in effect for such contracts. The Company elected to utilize the modified retrospective transition practical expedient that allowed the Company to evaluate the impact of contract modifications as of January 1, 2018 rather than evaluating the impact of the modifications at the time they occurred. There was no material impact associated with the election of this practical expedient.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company also elected to utilize the practical expedient to recognize revenue in the amount to which it has a right to invoice for services performed when it has a right to consideration from a customer in an amount that corresponds directly with the value of its performance completed to date.

Please refer to “Note 9—Revenue” for additional discussion of the Company’s revenue recognition accounting policies and expanded disclosures required by ASC Topic 606.

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

In February 2016, the FASB issued ASU 2016-02, “Leases.” which, together with its related clarifying ASUs (collectively, “ASU 2016-02”), amends the existing guidance for lease accounting and related disclosure requirements. The new guidance requires the recognition of right-of-use assets and lease liabilities on the balance sheet for leases with terms greater than twelve months or leases that contain a purchase option that is reasonably certain to be exercised. Lessees will classify leases as either finance or operating leases. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. For leases with a term of twelve months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements and provide additional information about the nature of an organization’s leasing activities. ASU 2016-02 is effective for interim and annual reporting periods beginning after December 31, 2018. The Company will adopt ASU 2016-02 during the first quarter of 2019 using the modified retrospective method, meaning it will be applied to leases that exist or are entered into on or after January 1, 2019 without adjusting comparative periods in the financial statements. The Company is in the final stages of evaluating its existing lease portfolio and is continuing to assess the values of the right-of-use assets and lease liabilities that will be included on its balance sheet as of January 1, 2019. The Company does not expect the adoption of ASU 2016-02 to have a material impact on its results of operations, cash flows or debt covenants.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—CHANGES IN BUSINESS

Restructuring Charges

In 2018, the Company made the decision to relocate its corporate headquarters to Tucker, Georgia and vacated its leased office space in Irving, Texas on September 30, 2018. In March 2019, the Company subleased the Irving, Texas office space until November 2019, when the lease expires. The Company recorded exit costs related to the leased office space and the termination of certain personnel, which were included in restructuring charges in the Company’s consolidated statement of operations for the year ended December 31, 2018.

The following table shows exit costs included in other current liabilities and accrued compensation and benefits on the Company’s consolidated balance sheet:

	December 31, 2018
(in thousands)	Lease	Severance	Total
Balance, December 31, 2017	$—	$—	$—
Restructuring charges	536	5,153	5,689
Payments for restructuring	(169)	(2,264)	(2,433)
Balance, December 31, 2018	$367	$2,889	$3,256

The following table presents the major classes of items constituting restructuring expenses on the Company’s consolidated statement of operations:

	Year Ended December 31,
(in thousands)	2018	2017
Lease	$536	$—
Severance	5,153	—
Total	$5,689	$—

Discontinued Operations

Electrical Solutions

During the fourth quarter of 2017, the Company made the decision to exit and sell its Electrical Solutions segment in an effort to reduce the Company’s outstanding term debt. The Company determined that the decision to exit this segment met the definition of a discontinued operation. As a result, this segment has been presented as a discontinued operation for all periods presented. As a result of the Company’s decision to sell the Electrical Solutions segment, the Company performed an impairment analysis on this segment’s finite- and indefinite-lived intangible assets (customer relationships and trade names, respectively) and determined that their carrying value exceeded their fair value. As a result, in the fourth quarter of 2017, the Company recorded an impairment charge of $9.7 million related to these intangible assets. The impairment charge was included in loss from discontinued operations before income tax expense (benefit) in the consolidated statement of operations for the year ended December 31, 2017. After the impairment charge, the fair value of this segment’s intangible assets was zero at December 31, 2017. Determining fair value is judgmental in nature and requires the use of significant estimates and assumptions, considered to be Level 3 inputs. There were no other non-recurring fair value re-measurements related to the Electrical Solutions segment during the years ended December 31, 2018 or 2017.

In spite of the Company’s efforts, which included retaining financial advisors to sell all or part of Koontz-Wagner’s operations, inside or outside of a federal bankruptcy or state court proceeding (including Chapter 11 of Title 11 of the Bankruptcy Code), the proposed disposition did not progress as planned due, primarily, to the absence of viable bids in the sale process, the inability of Koontz-Wagner to fund its ongoing operations or obtain financing to do so, and Koontz-Wagner’s deteriorating financial performance. As a result, on July 11, 2018, Koontz-Wagner filed a voluntary petition for relief under Chapter 7 of Title 11 of the Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of Texas. The filing was for Koontz-Wagner only, not for the Company as a whole, and was completely separate and distinct from the Williams business and operations.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of the July 11, 2018 bankruptcy of Koontz-Wagner, the Company recorded $11.4 million of exit costs, which were included in loss from discontinued operations in the Company’s consolidated statement of operations for the year ended December 31, 2018. These charges consisted of a $4.0 million fee related to a fifth amendment to the Initial Centre Lane Facility (as defined below), a pension withdrawal liability of $2.9 million related to Koontz-Wagner’s International Brotherhood of Electrical Workers Local Union 1392 multi-employer pension plan, a $1.8 million negotiated settlement of the Company’s guarantee of Koontz-Wagner’s Houston facility lease agreement and a $2.7 million liability as a result of the Company providing affected Koontz-Wagner employees with 60 days of salary continuation, as well as the difference between each employee’s cost of health care at the time of their employment termination and the cost of continued benefits under the Consolidated Omnibus Budget Reconciliation Act (COBRA). The Company satisfied the liability related to the lease guarantee settlement and substantially all of the salary and benefit continuation liability through cash payments as of December 31, 2018. The pension liability is expected to be satisfied by annual cash payments of $0.3 million each, paid in quarterly installments, over the next twenty years.

As a result of the bankruptcy of Koontz-Wagner, the Company wrote off the related assets and liabilities on the Company’s consolidated balance sheet and recorded a loss of $9.3 million, which was reflected in loss from discontinued operations in the consolidated statements of operations for the year ended December 31, 2018.

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

On March 21, 2018, the Company closed on the sale of its office building in Heerlen, Netherlands for $0.3 million, resulting in an immaterial gain on sale, which was reflected in loss from discontinued operations before income tax expense (benefit) in the Company’s consolidated statement of operations for the year ended December 31, 2018. As discussed above, the Heerlen office was previously included in the Mechanical Solutions segment and, therefore, the carrying value of the building was included in current assets of discontinued operations in the December 31, 2017 consolidated balance sheet.

In connection with the sale of its Mechanical Solutions segment, the Company entered into a transition services agreement with the purchaser to provide certain accounting and administrative services for an initial period of nine months. As

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of December 31, 2018 and 2017, the Company provided $0.3 million and $0.2 million, respectively, in services for the purchaser, which was included in general and administrative expenses from continuing operations in the consolidated statements of operations.

The following table presents a reconciliation of the carrying amounts of major classes of assets and liabilities of Electrical and Mechanical Solutions’ discontinued operations:

	December 31,
(in thousands)	2018	2017
Assets:
Accounts receivable	$—	$12,296
Inventories, net	—	178
Cost and estimated earnings in excess of billings	—	11,325
Other current assets	—	493
Property, plant and equipment, net	—	3,630
Total assets of discontinued operations*	$—	$27,922

Liabilities:
Accounts payable	$—	$7,004
Accrued compensation and benefits	259	1,191
Billings in excess of costs and estimated earnings	—	948
Accrued warranties	—	1,166
Other current liabilities	381	18,493
Current liabilities of discontinued operations	640	28,802
Liability for pension obligation	2,781	—
Liability for uncertain tax positions	2,407	3,110
Long-term liabilities of discontinued operations	5,188	3,110
Total liabilities of discontinued operations	$5,828	$31,912

* The total assets of discontinued operations were classified as current on the December 31, 2018 and 2017 consolidated balance sheets because it was probable that the sale would occur and proceeds would be collected within one year.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents a reconciliation of the major classes of line items constituting the net income (loss) from discontinued operations. In accordance with GAAP, the amounts in the table below do not include an allocation of corporate overhead.

	Year Ended December 31,
(in thousands)	2018	2017
Revenue
Electrical Solutions	$22,259	$52,942
Mechanical Solutions	—	52,461
Total revenue	22,259	105,403
Cost of revenue
Electrical Solutions	24,613	66,232
Mechanical Solutions	—	42,811
Total cost of revenue	24,613	109,043

Selling and marketing expenses	207	4,035
General and administrative expenses	2,634	14,314
Impairment expense - Electrical Solutions	—	9,709
Other	(38)	(48)
Loss from discontinued operations before income taxes	(5,157)	(31,650)
Loss (gain) on disposal - Electrical Solutions	9,623	—
Loss (gain) on disposal - Mechanical Solutions	222	(6,332)
Total loss from discontinued operations before income taxes	(15,002)	(25,318)
Income tax expense (benefit)	(3,357)	1,186
Loss from discontinued operations	$(11,645)	$(26,504)

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

A summary of Hetsco’s income (loss) before income taxes for the years ended December 31, 2018 and 2017 was as follows:

	Year Ended December 31,
(In thousands)	2018	2017
Income (loss) before income taxes	$—	$489

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

The Company’s property, plant and equipment balances, by significant asset category, were as follows:

	Estimated	December 31,
($ in thousands)	Useful Lives	2018	2017
Buildings and improvements	5 - 39 years	$474	$582
Machinery and equipment	3 - 12 years	4,078	3,969
Furniture and fixtures	2 - 10 years	8,668	9,236
Construction-in-progress	—	259	442
		13,479	14,229
Less accumulated depreciation		(13,144)	(12,517)
Property, plant and equipment, net		$335	$1,712

Construction‑in‑progress primarily included building improvements and machinery and equipment as of December 31, 2018 and 2017. Depreciation expense was $0.9 million and $1.7 million for the years ended December 31, 2018 and 2017, respectively. No impairment charges on property, plant and equipment were recognized for the years ended December 31, 2018 and 2017.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

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

As of both December 31, 2018 and 2017, the Company had $12.5 million of unamortizable indefinite-lived intangible assets related to its Williams Industrial Services Group trade name. The Company did not incur any amortization expense for each of the years ended December 31, 2018 and 2017, respectively. The Company determines the fair value of its trade name using the relief from royalty method. Under that method, the fair value of the trade name is determined by calculating the present value of the after tax cost savings associated with owning the asset and therefore not having to pay royalties for its use for the remainder of its estimated useful life. As a result of the Company’s annual indefinite-lived intangible asset impairment analysis as of October 1, 2018 and 2017, it determined the fair value of its trade name exceeded its book value; therefore, no impairment charge was recorded for the years ended December 31, 2018 and 2017.

As a result of the Company’s annual goodwill impairment analysis as of October 1, 2018 and 2017, it determined that the fair value of its reporting unit exceeded its book value, and accordingly, no impairment charge was necessary for the years ended December 31, 2018 and 2017.

As of December 31, 2018, the Company’s accumulated impairment charges on its goodwill and indefinite-lived intangible assets were $4.2 million, all of which were recognized in the statement of operations for the year ended December 31, 2015. The Company did not incur any impairment charges related to its goodwill and indefinite-lived intangible assets prior to 2015.

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

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

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

The Company’s financial instruments as of December 31, 2018 and 2017 consisted primarily of cash and cash equivalents, restricted cash, receivables, payables and debt instruments. The carrying values of these financial instruments approximate their respective fair values, as they are either short-term in nature or carry interest rates that are periodically adjusted to market rates.

NOTE 8—INCOME TAXES

Loss before income taxes was as follows:

	Year Ended December 31,
(in thousands)	2018	2017
Domestic	$(18,190)	$(35,993)
Foreign	—	(393)
Loss from continuing operations	(18,190)	(36,386)
Loss from discontinued operations	(15,002)	(25,318)
Loss before income tax expense (benefit)	$(33,192)	$(61,704)

The following table summarizes the income tax expense (benefit) by jurisdiction:

	Year Ended December 31,
(in thousands)	2018	2017
Current:
State	$(3)	$(1)
Foreign	(522)	404
Total current	(525)	403
Deferred:
Federal	(7,044)	(7,369)
State	(194)	110
Foreign	6	1,675
Total deferred	(7,232)	(5,584)
Income tax expense (benefit)	$(7,757)	$(5,181)

Income tax expense (benefit) was allocated between continuing operations and discontinued operations as follows:

	Year Ended December 31,
(in thousands)	2018	2017
Continuing operations	$(4,400)	$(6,367)
Discontinued operations	(3,357)	1,186
Income tax expense (benefit)	$(7,757)	$(5,181)

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effective Tax Rate Reconciliation

The amount of the income tax provision for continuing operations during the years ended December 31, 2018 and 2017 differs from the statutory federal income tax rate of 21% and 35%, respectively, as follows:

	Year Ended December 31,
	2018		2017
(in thousands)	Amount	Percent	Amount	Percent
Tax expense (benefit) computed at the maximum U.S. statutory rate	$(3,820)	21.0%	$(12,735)	35.0%
Difference resulting from state income taxes, net of federal income tax benefits	(483)	2.7%	(772)	2.1%
Foreign tax rate differences	—	—%	138	(0.4)%
Deferred tax impacts of the Tax Act	—	—%	(5,430)	14.9%
Non-deductible business disposition costs	—	—%	4,266	(11.7)%
Non-deductible expenses, other	136	(0.7)%	236	(0.6)%
Transition tax from Tax Act inclusion	—	—%	2,587	(7.1)%
Change in net operating loss carryforward	(581)	3.2%	889	(2.4)%
Change in valuation allowance	(2,136)	11.7%	7,165	(19.7)%
Change in accrual for uncertain tax positions	—	—%	(31)	0.1%
Change in foreign tax credits	1,811	(10.0)%	(74)	0.2%
Stock-based compensation (ASU 2016-09)	—	—%	(2,588)	7.1%
Other, net	673	(3.7)%	(18)	—%
Total tax expense (benefit)	$(4,400)	24.2%	$(6,367)	17.5%

Deferred Taxes

The significant components of deferred income tax assets and liabilities for continuing operations consisted of the following:

	December 31,
(in thousands)	2018	2017
Assets:
Cost in excess of identifiable net assets of business acquired	$6,633	$7,534
Reserves and other accruals	4,328	5,555
Tax credit carryforwards	7,819	12,564
Accrued compensation and benefits	1,946	2,509
State net operating loss carryforwards	10,843	8,937
Federal net operating loss carryforwards	47,382	38,990
Gain/loss on assets held for sale	1,393	1,393
Other	782	—
	81,126	77,482
Liabilities:
Indefinite life intangibles	(10,876)	(10,075)
Property and equipment	(248)	(262)
Other	—	(720)
Net deferred tax assets	70,002	66,425
Valuation allowance for net deferred tax assets	(72,684)	(76,346)
Net deferred tax liability after valuation allowance	$(2,682)	$(9,921)

Tax Cuts and Jobs Acts of 2017

On December 22, 2017, the Tax Act was signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. federal corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. For the year ended December 31, 2018, the Company recognized a $5.3 million tax benefit for the offset of the indefinite-

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

lived deferred tax assets created by the 2017 Tax Act that may be utilized against indefinite-lived intangible deferred tax liabilities. The Company was able to recognize a tax benefit for $3.2 million of tax losses generated during 2018 and $2.1 million for disallowed interest expense incurred in 2018 that can be indefinitely carried forward.

The Tax Act reduced the federal statutory corporate tax rate from 35% to 21% for the Company’s tax years beginning in 2018, which resulted in the re-measurement of the federal portion of the Company’s deferred tax assets and liabilities and related valuation allowances as of December 31, 2017 from 35% to the new 21% tax rate. As of December 31, 2018 and 2017, the Company has a net deferred tax liability related to its continuing operations of $2.7 million and $9.9 million, respectively. The net deferred tax liabilities for the years ended December 31, 2018 and 2017 predominantly related to indefinite-lived intangibles deferred tax liabilities that cannot be used to offset deferred tax assets subject to valuation allowances. A net reduction in valuation allowances related to continuing operations of $3.7 million as of December 31, 2018 was recorded against the gross deferred tax asset balances as of December 31, 2018.

The Company recorded a provisional liability of the transition tax of $2.6 million based on analysis of the amount of post-1986 earnings and profits of its foreign subsidiaries.

As of December 31, 2018, the Company would need to generate $281.9 million of future U.S. pre-tax income to realize its deferred tax assets.

Net Operating Losses and Tax Credit Carryforwards

As of December 31, 2018, the Company has state operating loss carryforwards of $282.3 million expiring between 2019 and 2038. The Company has $5.3 million of foreign operating loss carryforwards that will expire in 2028. The Company has $5.6 million in foreign tax credit carryforwards expiring between 2019 and 2026.

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

Valuation Allowances

The Company reviews, at least annually, the components of its deferred tax assets. This review is to ascertain that, based upon all of the information available at the time of the preparation of the financial statements, it is more likely than not, that the Company expects to utilize these deferred tax assets in the future. If the Company determines that it is more likely than not that these deferred tax assets will not be utilized, a valuation allowance is recorded, reducing the deferred tax asset to the amount expected to be realized. Many factors are considered in the determination that the deferred tax assets are more likely than not will be realized, including recent cumulative earnings, expectations regarding future taxable income, length of carryforward periods, and other relevant quantitative and qualitative factors. The recoverability of the deferred tax assets is determined by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings, and tax planning strategies.

As of December 31, 2018, the Company carries $10.9 million of deferred income tax liabilities related to indefinite-lived intangibles. Because NOLs generated in taxable years beginning after December 31, 2017 can be carried forward indefinitely under the Tax Act, based upon all of the information available at the time of the preparation of the financial statements, the Company concluded that it is more likely than not that the reversal of taxable temporary differences related to indefinite-lived intangible assets can be used as a source of future taxable income when assessing the realizability of these loss carryforwards that do not expire when they are in the same jurisdiction and of the same character. The Company also determined that it is more likely than not that the reversal of taxable temporary differences related to indefinite-lived intangible assets can be used as a source of future taxable income when assessing the realizability of deferred tax assets that upon reversal would give rise to NOLs that do not expire. As a result, the Company booked a $4.4 million income tax benefit from continuing operations for the period ended December 31, 2018, mainly attributable to the $5.3 million net reduction in the deferred tax liabilities related to the indefinite-lived intangibles that can now be partially offset against the indefinite-lived deferred tax assets created by the Tax Act. Among the $5.3 million, $3.2 million was related to the pre-tax losses generated by its U.S.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

business operations, specifically the indefinite-lived pre-tax losses generated in 2018, and $2.1 million was related to the interest expense disallowed in 2018 that can be carried forward indefinitely. The Company continues to have a full valuation allowance against its foreign deferred tax assets.

As of December 31, 2018 and 2017, the Company had valuation allowances for deferred tax assets related to its continuing operations in the amount of $72.7 million and $76.3 million, respectively.

Unremitted Earnings

The Company’s foreign subsidiaries may generate earnings that are not subject to U.S. income taxes so long as they are permanently reinvested in its operations outside of the U.S. Pursuant to ASC Topic No. 740-30, undistributed earnings of foreign subsidiaries that are no longer permanently reinvested would become subject to deferred income taxes.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
(in thousands)	2018	2017
Unrecognized tax benefits at January 1	$3,328	$4,150
Change in unrecognized tax benefits taken during a prior period	—	(687)
Reductions to unrecognized tax benefits from lapse of statutes of limitations	(233)	(135)
Unrecognized tax benefits at December 31	$3,095	$3,328

Unrecognized tax benefits from discontinued operations at December 31	$1,194	$1,427
Unrecognized tax benefits from continuing operations at December 31	1,901	1,901
	$3,095	$3,328

As of December 31, 2018, the Company provided for a liability of $3.1 million for unrecognized tax benefits related to various federal, foreign and state income tax matters compared with a liability of $3.3 million for unrecognized tax benefits as of December 31, 2017. The Company has elected to classify interest and penalties related to uncertain income tax positions in income tax expense. As of December 31, 2018, the Company accrued $1.7 million for potential payment of interest and penalties, compared with $2.0 million accrued as of December 31, 2017.

As of December 31, 2018, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.4 million, compared with $0.5 million as of December 31, 2017. In 2019, the Company anticipates it will release less than $0.7 million of accruals of uncertain tax positions as the statute of limitations related to these liabilities will lapse in 2019.

The Company files a consolidated U.S. federal income tax return. Currently, the Company is not under examination for income tax purposes by any taxing jurisdiction. A presentation of open tax years by jurisdiction is as follows:

Tax Jurisdiction	Examination in Progress	Open Tax Years for Examination
United States	None	2006 to Present
Mexico	None	2013 to Present
China	None	2010 to Present
The Netherlands	None	2015 to Present

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—REVENUE

Disaggregation of Revenue

Disaggregated revenue by type of contract was as follows.

(in thousands)	Year Ended December 31, 2018	Year Ended December 31, 2017
Cost-plus reimbursement contracts	$158,278	$136,541
Fixed-price contracts	30,639	50,441
Total	$188,918	$186,982

Contract Balances

The Company enters into contracts that allow for periodic billings over the contract term that are dependent upon specific advance billing terms, as services are provided, or as milestone billings based on completion of certain phases of work. Projects with performance obligations recognized over time that have costs and estimated earnings recognized to date in excess of cumulative billings are reported in the Company’s consolidated balance sheet as contract assets. Projects with performance obligations recognized over time that have cumulative billings in excess of costs and estimated earnings recognized to date are reported in the Company’s consolidated balance sheet as contract liabilities. At any point in time, each project in process could have either contract assets or contract liabilities.

The following table provides information about contract assets and contract liabilities from contracts with customers.

	December 31,
(in thousands)	2018	2017 (1)
Costs incurred on uncompleted contracts	$160,368	$164,076
Earnings recognized on uncompleted contracts	28,581	17,304
Total	188,949	181,380
Less—billings to date	(184,009)	(176,942)
Net	$4,940	$4,438
Contract assets	$8,218	$11,487
Contract liabilities	(3,278)	(7,049)
Net	$4,940	$4,438
(1)	Prior period amounts have not been adjusted for the adoption of ASC Topic 606 under the modified retrospective method.

For the year ended December 31, 2018, the Company recognized revenue of approximately $5.3 million that was included in the corresponding contract liability balance at December 31, 2017.

Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2018.

(in thousands)	2019	2020	Thereafter	Total
Remaining performance obligations	$173,346	$124,425	$203,833	$501,604

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—DEBT

Revolving Credit Facility

In February 2012, the Company entered into a $100.0 million Revolving Credit Facility with Wells Fargo Bank, National Association, as Administrative Agent, U.S. Bank National Association, as Syndication Agent, and the various lending institutions party thereto (as amended from time to time, the “Revolving Credit Facility”). In December 2013, the Revolving Credit Facility was increased from $100.0 million to $150.0 million. The Company gave a first priority lien on substantially all of its assets as security for the Revolving Credit Facility, which was in place until the Company refinanced its debt with an affiliate of Centre Lane Partners, LLC (“Centre Lane”) in June 2017.

MidCap Facility

On October 11, 2018, the Company entered into a three-year, $15.0 million Credit and Security Agreement with MidCap Financial Trust (“MidCap”), as agent and as a lender, and other lenders that may be added as a party thereto (the “MidCap Facility”). The MidCap Facility is a secured asset-based revolving credit facility that provides borrowing availability against 85% of eligible accounts receivable and the lesser of 80% of eligible contract assets and $1.0 million, after certain customary exclusions and reserves, and allows for up to $6.0 million of non-cash collateralized letters of credit. The Company can, if necessary, make daily borrowings under the MidCap Facility with same day funding. The outstanding loan balance under the MidCap Facility is reduced through the daily automated sweeping of the Company’s depository accounts to the lender’s account under the terms of deposit account control agreements. As of December 31, 2018, the Company had $3.3 million outstanding under the MidCap Facility, which is included in short-term borrowings on the consolidated balance sheet. At December 31, 2018, the Company had $4.7 million in available borrowing under the MidCap facility.

Borrowings under the MidCap Facility bear interest at the London Interbank Offered Rate (“LIBOR”) plus 6.0% per year, subject to a minimum LIBOR rate of 1.0%, and are payable in cash on a monthly basis.

The Company must pay a customary unused line fee equal to 0.5% per annum of the average unused portion of the commitments under the MidCap Facility, certain other customary administration fees and a minimum balance fee. In addition, while any letters of credit are outstanding under the MidCap Facility, the Company must pay a letter of credit fee equal to 6.0% per annum, in addition to any other customary fees required by the issuer of the letter of credit.

The Company’s obligations under the MidCap Facility are secured by first priority liens on substantially all of its assets, other than the Excluded Collateral (as defined in the MidCap Facility), subject to the terms of an intercreditor agreement, dated as of October 11, 2018 (the “Intercreditor Agreement”), entered into by an affiliate of Centre Lane, as a lender under the New Centre Lane Facility (as defined below), and MidCap, as agent, and to which the Company consented. The Intercreditor Agreement was entered into as required by the MidCap Facility and the New Centre Lane Facility. The first priority liens previously granted by the Company and certain of its wholly owned subsidiaries in favor of the Centre Lane affiliate in connection with the New Centre Lane Facility are also subject to the Intercreditor Agreement, which, among other things, specifies the relative lien priorities of the secured parties under each of the MidCap Facility and the New Centre Lane Facility in the relevant collateral. It contains customary provisions regarding, among other things, the rights of the respective secured parties to take enforcement actions against the collateral and certain limitations on amending the documentation governing each of the MidCap Facility and the New Centre Lane Facility. It additionally provides secured parties under each of the MidCap Facility and the New Centre Lane Facility the option, in certain instances, to purchase all outstanding obligations of the Company under the other respective loan.

The Company may from time to time voluntarily prepay outstanding amounts under the MidCap Facility, in whole or in part, in a minimum amount of $0.1 million. If at any time the amount outstanding under the MidCap Facility exceeds the borrowing base in effect at such time, the Company must repay the excess amount in cash, cash collateralize liabilities under letters of credit, or cause the cancellation of outstanding letters of credit (or any combination of the foregoing), in an aggregate amount equal to such excess. The Company is also required to repay certain amounts outstanding under the MidCap Facility upon the occurrence of certain events involving the assets upon which the borrowing base is calculated, including receipt of payments or proceeds from the Company’s accounts receivable, certain casualty proceeds in excess of $25,000, and receipt of proceeds following certain asset dispositions. The Company also has certain reimbursement obligations in the event of payments by the agent or a lender against draws under outstanding letters of credit.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the event the MidCap Facility is terminated (by reason of an event of default or otherwise) 90 days or more prior to the maturity date, the Company will be required to pay a prepayment fee in an amount equal to the aggregate commitment under the MidCap Facility at the time of termination, multiplied by 2.0% in the first year following the Closing Date, 1.5% in the second year, and 1.0% in the first nine months of the third year.

The MidCap Facility requires the Company to regularly provide financial information to the lenders, and, beginning on December 31, 2018, to maintain certain total leverage and fixed charge coverage ratios and meet minimum consolidated adjusted EBITDA and minimum liquidity requirements (each of which as defined in the MidCap Facility).

The MidCap Facility also contains customary representations and warranties, as well as customary affirmative and negative covenants. The MidCap Facility contains covenants that may, among other things, limit the Company’s ability to incur additional debt, incur liens, make investments, engage in mergers, dispositions or sale-leasebacks, engage in new lines of business or certain transactions with affiliates and change accounting policies or fiscal year.

Events of default under the MidCap Facility include, but are not limited to, failure to timely pay any amounts due and owing, a breach of certain covenants or any representations or warranties, the commencement of any bankruptcy or other insolvency proceeding, judgments in excess of certain acceptable amounts, certain events related to ERISA matters, impairment of security interests in collateral or invalidity of guarantees or security documents, and a default or event of default under the New Centre Lane Facility or the Intercreditor Agreement.

Upon default, MidCap would have the right to declare all borrowings under the MidCap Facility to be immediately due and payable, together with accrued interest and fees, and exercise remedies under the other Financing Documents (as defined in the MidCap Facility).

New Centre Lane Facility

On September 18, 2018, the Company refinanced and replaced its Initial Centre Lane Facility with a four-year $35.0 million senior secured credit agreement with an affiliate of Centre Lane as Administrative Agent and Collateral Agent, and the other lenders from time to time party thereto (the “New Centre Lane Facility”). The Company recorded a loss on extinguishment of debt of $1.1 million, which is included in interest expense on the consolidated statement of operations for the year ended December 31, 2018. After payment of the amounts outstanding under the Initial Centre Lane Facility and fees associated with the New Centre Lane Facility, net cash proceeds were $1.0 million.

The New Centre Lane Facility requires payment of an annual administration fee of $25,000. Borrowings under the New Centre Lane Facility bear interest at LIBOR (with a minimum rate of 2.5%) plus 10% per year, payable monthly in cash. The Company must repay an amount equal to 0.25% of the original aggregate principal amount of the New Centre Lane Facility in consecutive quarterly installments, beginning on December 31, 2018 through June 30, 2019. The Company must repay an amount equal to 0.50% of the original aggregate principal amount of the New Centre Lane Facility in consecutive quarterly installments, beginning on September 30, 2019.

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

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Beginning on September 19, 2019, the Company may voluntarily prepay the New Centre Lane Facility at any time or from time to time, in whole or in part, in a minimum amount of $1.0 million of the outstanding principal amount, plus any accrued but unpaid interest on the aggregate principal amount being prepaid, plus a prepayment premium, to be calculated as follows (the “Prepayment Premium”):

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

Upon a default under the New Centre Lane Facility, the Company’s senior secured lenders would have the right to accelerate the then-outstanding amounts under such facility and to exercise their rights and remedies to collect such amounts, which would include foreclosing on collateral constituting substantially all of the Company’s assets and those of its subsidiaries. However, in October 2018, the Company entered into the three-year, $15.0 million MidCap Facility, which provides for a secured asset-based revolving credit facility that provides borrowing availability against 85% of eligible accounts receivable and the lesser of 80% of eligible contract assets and $1.0 million; as such, the lenders under the MidCap Facility hold a first priority lien on the Company’s accounts receivable and contract assets.

The scheduled maturities of the New Centre Lane Facility are as follows:

December 31,	(in thousands)
2019	$525
2020	700
2021	700
2022	32,987
Thereafter	—
Total	$34,912

The Company’s borrowing rate under the New Centre Lane Facility at December 31, 2018 was 12.5%.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the Company’s debt under the MidCap Facility and the New Centre Lane Facility:

(in thousands)	As of December 31, 2018
MidCap Facility	$3,274
Current portion of term loan	525
Current debt	$3,799

Term loan, due 2022	34,387
Unamortized deferred financing costs	(1,409)
Long-term debt, net	$32,978

Total debt, net	$36,777

Initial Centre Lane Term Facility

In June 2017, funds affiliated with Centre Lane purchased and assumed the outstanding debt from the Company’s then-existing lenders under the Revolving Credit Facility. The Company replaced the Revolving Credit Facility with a 4.5-year senior secured term loan facility with an affiliate of Centre Lane as Administrative Agent and Collateral Agent, and the other lenders from time to time party thereto (as amended, the “Initial Centre Lane Facility”). The Initial Centre Lane Facility was governed by the terms of the Senior Secured Credit Agreement, dated June 16, 2017, as amended by the First Amendment, dated August 17, 2017 (the “First Centre Lane Amendment”), the Limited Waiver and Second Amendment, dated October 11, 2017, the Second Limited Waiver and Third Amendment, dated January 9, 2018, the Third Limited Waiver, dated March 30, 2018, the Fourth Amendment, dated April 13, 2018 and the Consent and Fifth Amendment, dated July 11, 2018. While not a party to the Initial Centre Lane Facility, entities associated with Wynnefield Capital, Inc., the Company’s largest equity investor, funded $6.0 million of the Initial Centre Lane Facility. After payment of the Revolving Credit Facility and fees associated with both the Initial Centre Lane Facility and the First Centre Lane Amendment, net cash proceeds were $15.3 million.

The Initial Centre Lane Facility provided for an initial loan in an aggregate principal amount of $45.0 million, and the First Centre Lane Amendment provided for a first-out loan for an additional aggregate principal amount of $10.0 million (the “First-Out Loan”). The Initial Centre Lane Facility had a maturity date of December 16, 2021. However, the fourth amendment to the Initial Centre Lane Facility imposed a mandatory prepayment of all obligations then outstanding under the Initial Centre Lane Facility on May 31, 2019, which date was then extended by the fifth amendment to such facility to April 1, 2020. Had the First-Out Loan not been paid in full as a result of the sale of Mechanical Solutions in October 2017, described below, it would have matured on September 30, 2018.

The Initial Centre Lane Facility required payment of an annual administration fee of $25,000 and an upfront fee equal to 7% of the aggregate commitments provided under the Initial Centre Lane Facility. The upfront fee bore interest at a rate of LIBOR plus 19% annual payable-in kind (“PIK”) interest. The upfront fee was payable upon the earlier of maturity or the occurrence of certain events, including significant debt prepayments or asset sales that may have occurred prior to maturity. In addition to those fees, the First Centre Lane Amendment also required the Company to pay an upfront fee equal to 7% of the First-Out Loan commitments, which bore interest at the same rate as the initial upfront fee, and an exit fee equal to 7% of the aggregate outstanding principal amount of the First-Out Loan commitments, which was payable upon the maturity date of the First-Out Loan.

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

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

remaining production equipment and other assets for net proceeds of $3.6 million, of which $1.9 million was used to reduce the principal amount of the Initial Centre Lane Facility. The remainder was used to fund working capital requirements.

The Company’s obligations under the Initial Centre Lane Facility were guaranteed by all of its wholly owned domestic subsidiaries, subject to customary exceptions. The Company’s obligations were secured by first priority security interests on substantially all of its assets and those of its wholly owned domestic subsidiaries. This included 100% of the voting equity interests of the Company’s domestic subsidiaries and certain specified foreign subsidiaries and 65% of the voting equity interests of other directly owned foreign subsidiaries, subject to customary exceptions.

The Company was permitted to voluntarily prepay the Initial Centre Lane Facility at any time or from time to time, in whole or in part, in a minimum amount of $1.0 million of the outstanding principal amount, plus any accrued but unpaid interest on the aggregate amount of the term loans being prepaid, plus a prepayment premium, which was to be calculated as follows (the “Prior Prepayment Premium”):

Prepayment Premium as a
Percentage of Aggregate
Period	Outstanding Principal Prepaid
June 16, 2017 to June 16, 2018	3%
June 17, 2018 to June 16, 2019	2%
June 17, 2019 to June 16, 2020	1%
After June 16, 2020	0%

Subject to certain exceptions, the Company was required to prepay an aggregate principal amount equal to 100% of its Excess Cash Flow (as defined in the Initial Centre Lane Facility), minus the sum of all voluntary prepayments, within five business days after the date that is 90 days following the end of each fiscal year. The Initial Centre Lane Facility also required mandatory prepayment of certain amounts in the event the Company or its subsidiaries received proceeds from certain events and activities, including, among others, asset sales, casualty events, the issuance of indebtedness and equity interests not otherwise permitted under the Initial Centre Lane Facility and the receipt of tax refunds or extraordinary receipts in excess of $500,000, plus, in certain instances, the applicable Prior Prepayment Premium, calculated as set forth above.

The Initial Centre Lane Facility contained customary representations and warranties, as well as customary affirmative and negative covenants. The Initial Centre Lane Facility contained covenants that may have, among other things, limited the Company’s ability to incur additional debt, incur liens, make investments or capital expenditures, declare or pay dividends, engage in mergers, acquisitions and dispositions, engage in new lines of business or certain transactions with affiliates and change accounting policies or fiscal year.

The Initial Centre Lane Facility also required the Company to regularly provide financial information to the lenders, and, beginning on September 30, 2019, to maintain certain total leverage and fixed charge coverage ratios. The Company’s capital expenditures were also limited.

Events of default under the Initial Centre Lane Facility included, but were not limited to, a breach of any of the financial covenants or any representations or warranties, failure to timely pay any amounts due and owing, the commencement of any bankruptcy or other insolvency proceeding, judgments in excess of certain acceptable amounts, the occurrence of a change in control, certain events related to ERISA matters and impairment of security interests in collateral or invalidity of guarantees or security documents.

Upon a default under the Initial Centre Lane Facility, the Company’s senior secured lenders would have had the right to accelerate the then-outstanding amounts under such facility and to exercise their rights and remedies to collect such amounts, which would include foreclosing on collateral constituting substantially all of the Company’s assets and those of its subsidiaries. During the third quarter of 2017, the Company made the decision to exit and sell substantially all of the operating assets and liabilities of its Mechanical Solutions segment in an effort to reduce the Company’s outstanding term debt. As an initial step in this plan, the Company filed a certificate of dissolution and dissolved its wholly owned inactive subsidiary, Braden Construction Services, Inc., on September 5, 2017. As a result of this dissolution, the Company was in violation of one of its covenants under the Initial Centre Lane Facility as of December 31, 2017. On January 9, 2018, the Company entered into a second limited waiver and third amendment to the Initial Centre Lane Facility, which waived the event of default caused by

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the dissolution and extended the first required date for the Company to satisfy the total leverage and fixed charge coverage ratios to March 31, 2019.

On March 30, 2018, the Company entered into a third limited waiver to the Initial Centre Lane Facility, which extended the delivery date of the Annual Report on Form 10-K for the year ended December 31, 2017, and the time period for the required payment of the $0.3 million net cash proceeds from the sale of the office building in Heerlen, Netherlands, which was sold in March 2018, until May 31, 2018.

On April 13, 2018, the Company entered into a fourth amendment to the Initial Centre Lane Facility, which:

•	Extended the first required date for the Company to satisfy the total leverage and fixed charge coverage ratios to September 30, 2019.
•

Waived the requirement under the Initial Centre Lane Facility to prepay $3.7 million of certain future cash receipts and any event of default that would otherwise result from failure to pay such amounts (including the $0.3 million net cash proceeds from the sale of the Heerlen office building and $2.1 million cash proceeds from the sale of pre-petition receivables due from Westinghouse Electric Company LLC, which filed for bankruptcy in March 2017).

•	Provided a $3.0 million incremental loan commitment that could have been drawn upon in minimum increments of $1.0 million, and, if utilized, bore interest at the greater of LIBOR plus 19% or 50%.
•	Assessed a 1% unused line fee on the incremental loan commitment.
•	Required a payment of a $0.5 million exit fee, due and payable on May 31, 2019.
•

Required a mandatory prepayment of all the obligations due and payable under the Initial Centre Lane Facility on the earlier of (i) May 31, 2019, (ii) the date Williams Industrial Services Group, LLC and its subsidiaries are sold or (iii) the date of acceleration of the loans pursuant to an additional event of default.

On July 11, 2018, the Company entered into the fifth amendment to the Initial Centre Lane Facility, which:

•

Waived the event of default and other bankruptcy events of default (as defined in the Initial Centre Lane Facility) that would otherwise have resulted from Koontz-Wagner filing for bankruptcy protection under Chapter 7 of the Bankruptcy Code.

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

Letters of Credit and Bonds

In line with industry practice, the Company is often required to provide letters of credit and payment and performance surety bonds to customers. These letters of credit and bonds provide credit support and security for the customer if the Company fails to perform its obligations under the applicable contract with such customer.

The MidCap Facility allows for up to $6.0 million of non-cash collateralized letters of credit at 6.0% interest, of which the Company had $2.7 million outstanding as of December 31, 2018. There were no amounts drawn upon these letters of credit.

The interest rate on letters of credit issued under the Revolving Credit Facility letter of credit sublimit was 8.5% per annum at the time the Company refinanced its debt in mid-June 2017. To the extent that a letter of credit had an expiration date

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

beyond the original Revolving Credit Facility maturity date of February 21, 2017, cash collateral of an amount equal to 105% of the face amount of such letter of credit was provided as security for all reimbursement and other letter of credit obligations.

As of December 31, 2017, the Company’s outstanding standby letters of credit issued under the Revolving Credit Facility were $9.0 million. As of December 31, 2017, the Company provided cash collateral of $9.5 million for letters of credit with expiry dates beyond the Revolving Credit Facility’s original maturity date.

In addition, as of December 31, 2018 and 2017, the Company had outstanding payment and performance surety bonds of $51.1 million and $32.5 million, respectively.

Deferred Financing Costs

Deferred financing costs are amortized over the terms of the related debt facilities using the effective yield method. The following table summarizes the amortization of deferred financing costs related to the Company's debt facilities and recognized in interest expense on the consolidated statements of operations:

	December 31,
(in thousands)	2018	2017
Initial Centre Lane Facility*	$1,460	$5,589
New Centre Lane Facility	111	—
MidCap Facility	52	—
Revolving Credit Facility	—	35
Total	$1,623	$5,624
*	2018 includes accelerated amortization of deferred financing costs of $0.6 million associated with the fourth amendment to the Initial Centre Lane Facility entered into in April 2018.

The following table summarizes unamortized deferred financing costs on the Company's consolidated balance sheets:

		December 31,
(in thousands)	Location	2018	2017
Initial Centre Lane Facility	Long-term debt, net	$—	$885
New Centre Lane Facility	Long-term debt, net	1,409	—
MidCap Facility	Other long-term assets	654	—
Total		$2,063	$885

NOTE 11—EARNINGS PER SHARE

As of December 31, 2018, the Company’s 18,660,218 shares outstanding included 193,589 shares of contingently issued but unvested restricted stock. As of December 31, 2017, the Company’s 17,946,386 shares outstanding included 15,279 shares of contingently issued but unvested restricted stock. Restricted stock is excluded from the calculation of basic weighted average shares outstanding, but its impact, if dilutive, is included in the calculation of diluted weighted average shares outstanding.

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

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Basic and diluted loss per common share from continuing operations were calculated as follows:

	Year Ended December 31,
(in thousands, except per share data)	2018	2017
Loss from continuing operations	$(13,790)	$(30,019)

Basic loss per common share:
Weighted average common shares outstanding	18,207,661	17,657,372

Basic loss per common share	$(0.76)	$(1.70)

Diluted loss per common share:
Weighted average common shares outstanding	18,207,661	17,657,372

Diluted effect:
Unvested portion of restricted stock units and awards	—	—
Weighted average diluted common shares outstanding	18,207,661	17,657,372

Diluted loss per common share	$(0.76)	$(1.70)

The weighted-average number of shares outstanding used in the computation of basic and diluted earnings per share does not include the effect of the following potential outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive:

	Year Ended December 31,
	2018	2017
Unvested service-based restricted stock awards	1,515	35,403
Unvested performance- and market-based restricted stock awards	620,457	404,515
Stock options	122,000	122,000

NOTE 12—STOCK‑BASED COMPENSATION

Description of the Plans

The Company has two equity incentive plans: the 2011 Equity Incentive Plan (the “2011 Plan”) and the 2015 Equity Incentive Plan (the “2015 Plan”). In May 2015, the 2011 Plan terminated upon receiving shareholder approval for the 2015 Plan. The remaining authorized but unissued shares from the 2011 Plan will be available to service the outstanding awards from the 2011 Plan. The 2015 Plan allows for the issuance of up to 1,000,000 shares of stock awards to the Company’s employees and directors in the form of a variety of instruments, including stock options, restricted stock, restricted share units, stock appreciation rights and other share-based awards. The 2015 Plan also allows for cash-based awards. Generally, all participants who voluntarily terminate their employment with the Company forfeit 100% of all unvested equity awards. Persons whom are terminated without cause, or in some cases leave for good reason, are entitled to proportionate vesting. Time-based proportionate vested shares are accelerated and distributed upon their termination date. Proportionate market-based and performance-based restricted shares remain categorized as unvested pending final conclusion on the achievement of the related awards. As of December 31, 2018, the Company did not have any shares available for grant under the 2015 Plan.

During 2018 and 2017, the Company granted 967,029 and 73,600 restricted stock units, respectively, to certain employees outside of the 2015 Plan. During 2017, modification of 2016 cash-based awards resulted in 67,853 units of restricted shares converting from liability to equity based awards and will be settled with treasury stock. The terms and conditions of these grants are similar in terms and conditions of those under the equity incentive plans described above. All amounts and units described below include these awards.

Total stock‑based compensation expense during the years ended December 31, 2018 and 2017 was $1.2 million and $2.6 million, respectively, with no related excess tax benefit recognized. As of December 31, 2018, total unrecognized compensation expense related to all unvested restricted stock and unit awards for which terms and conditions are known totaled $1.7 million, which is expected to be recognized over a weighted average period of 2.2 years. The fair value of shares that

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

vested during 2018 and 2017 based on the stock price at the applicable vesting date was $1.7 million and $2.2 million, respectively. The weighted average grant date fair value of the Company’s restricted stock units was $2.07 and $4.37 for the years ended December 31, 2018 and 2017, respectively.

Service-Based Restricted Stock and Unit Awards:  During 2018, service-based restricted stock units of 488,521 were granted to certain employees outside of the 2015 Plan. These restricted stock units generally vest over a period of three years and will be settled with treasury stock. The fair value of the restricted stock units represents the closing price of the Company’s common stock on the date of grant. These restricted stock units are accounted for as equity awards and are included in the table below.

During 2018, the Company granted 238,602 service-based restricted stock awards out of treasury stock to its four non-employee directors with a vesting period of four years. Because the Company had not granted restricted stock awards to its directors since 2015, a portion of the total awards vested on the grant date. In addition, due to the resignation of six non-employee members of the Company’s Board of Directors, on April 11, 2018, a total of 4,545 shares of previously granted restricted stock awards vested.

During 2017, service-based restricted stock units totaling 295,376 were granted to employees at a grant date fair value of $4.30 per share and have the potential to be settled in cash or other assets if the Company’s shareholders do not approve additional shares under the 2015 Plan. These awards have the same terms and conditions as the service-based restricted stock units discussed above. During 2016, the Company granted service-based restricted unit awards which had an initial cash value of $1.7 million, until they were converted into a right to receive shares as a result of filing the Annual Report on Form 10-K for the year ended December 31, 2015. In the second quarter of 2017, the initial cash value of these awards was converted into 372,182 restricted stock units at a fair value of $4.40 per share. A majority of these service-based awards, 304,329 units, also have the potential to be settled in cash or other assets, if the Company’s shareholders do not approve additional shares under its 2015 Plan. Therefore, both of these grants are accounted for as liability awards and the fair value is re-measured each reporting period. As of December 31, 2017, the Company had a $0.7 million liability related to these units, which was included in other long-term liabilities on the consolidated balance sheet. The remaining 67,853 units were granted to certain employees outside of the 2015 Plan and were considered to be modified on the date of conversion, which resulted in accounting for these awards under the equity method. The modification of these awards had an immaterial impact on the Company’s stock compensation expense for the year ended December 31, 2017.

During 2018 and 2017, certain service-based restricted stock units (the “modified service awards”) that were previously accounted for as liabilities totaling 210,668 and 120,655, respectively, vested. These awards were modified and settled, partially, with shares from the 2015 Plan and the remaining out of the Company’s treasury stock, which resulted in accounting for these awards under the equity method. The fair value of the modified service awards was based on the closing price of the Company’s stock on the modification date. The modification of these awards resulted in a $0.3 million reduction in stock compensation expense for the year ended December 31, 2018. The modification of these awards had an immaterial impact on the Company’s stock compensation expense for the year ended December 31, 2017.

Information for service-based restricted stock and units, excluding those accounted for as liability awards, is as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value per Share
Unvested restricted stock at December 31, 2017	91,971	$6.89
Granted	757,123	2.61
Vested	(411,567)	4.37
Modified	210,668	4.30
Forfeited	(13,441)	2.85
Unvested restricted stock at December 31, 2018	634,754	$2.65

Market-Based Restricted Stock Unit Awards:  During 2018, market-based restricted stock units of 478,508 were granted to certain employees outside of the 2015 Plan and will be settled with treasury stock. The 2018 units contain a market condition based on a stock price goal. The stock price goal will be met if the Company’s common stock price per share equals

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

or exceeds $5.00 for any period of 30 consecutive trading days during a three-year period ending on March 31, 2021. These restricted stock units will vest ratably over a period of three years if the stock price goal is met on or before March 31, 2019. However, if the stock price goal is achieved after March 31, 2019 and on or prior to March 31, 2020, the restricted stock units will vest in three installments, with one-third vesting on the date the stock price goal is met, one-third vesting on March 31, 2020 and one-third vesting on March 31, 2021. Further, if the stock price goal is achieved after March 31, 2020 and on or prior to March 31, 2021, the restricted stock units will vest in two installments, with two-thirds vesting on the date the stock price goal is met and one-third vesting on March 31, 2021. If the stock price goal is met after March 31, 2021 and during the three-year implied service period, the restricted stock units will vest in full on the date that the stock price goal is met. The fair value of the market-based restricted stock units is estimated using the Monte Carlo simulation model.

During 2017, market-based restricted stock units of 27,000 were granted to certain employees outside of the 2015 Plan and will be settled in common stock. Therefore, these restricted stock units are accounted for as equity awards. The 2017 market-based restricted stock units contain market conditions based on either a two-year relative total shareholder return goal or a stock price goal. These restricted stock units will vest at the end of the two-year relative total shareholder return derived service period. However, if the relative total shareholder return goal is not met, then the restricted stock units will vest on the later of the last day of the implied service period or the date that the stock price is achieved. The share price goal will be met if the Company’s common stock price per share equals or exceeds $6.00 for any period of 30 consecutive trading days during the three-year period ending on March 31, 2020. The fair value of the market-based restricted stock units is estimated using the Monte Carlo simulation model.

In addition, during 2017, market-based restricted stock units totaling 332,469 were awarded to employees at a grant date fair value of $4.67 per share and have the same terms and conditions as the market-based restricted stock units discussed above. These awards have the potential to be settled in cash or other assets if the Company’s shareholders do not approve additional shares under the 2015 Plan. Therefore, these grants are accounted for as liability awards and the fair value is re-measured each reporting period using a Monte Carlo simulation valuation model. As of December 31, 2017, the Company had a $0.2 million liability related to these units which was included in other long-term liabilities on the consolidated balance sheet.

During 2018 and 2017, certain market-based restricted stock units (the “modified market awards”) that were previously accounted for as liabilities totaling 66,335 and 11,502, respectively, vested. These awards were modified and settled, partially, with shares from the 2015 Plan and the remaining out of the Company’s treasury stock, which resulted in accounting for these awards under the equity method. The fair value of the modified service awards was based on the closing price of the Company’s stock on the modification date. The modification of these awards resulted in a $0.1 million reduction in stock compensation expense for the year ended December 31, 2018. The modification of these awards had an immaterial impact on the Company’s stock compensation expense for the year ended December 31, 2017.

Information for market-based restricted stock units, excluding those accounted for as liability awards, is as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value per Share
Unvested restricted stock at December 31, 2017	404,304	$3.34
Granted	478,508	1.21
Vested	(322,751)	4.67
Modified	66,335	4.67
Forfeited	(5,939)	2.91
Unvested restricted stock at December 31, 2018	620,457	$1.72

The Company estimates the fair value of its market‑based restricted stock unit awards on the date of grant using a Monte Carlo simulation valuation model. This pricing model uses multiple simulations to evaluate the likelihood of achieving the market conditions set forth in the award agreements. Expense is only recorded for the number of market‑based restricted

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stock unit awards granted. The assumptions used to estimate the fair value of market‑based restricted stock unit awards granted during 2018 and accounted for under the equity method were as follows:

Expected term (years)	3.03
Expected volatility	35.1%
Expected dividend yield	0.00%
Risk-free interest rate	2.67%
Weighted-average grant date fair value	$1.27

Performance-based awards:  The Company had 211 unvested performance-based restricted stock units, with a weighted average grant date fair value of $13.20, outstanding as of December 31, 2017. During 2018, these awards were forfeited. No performance-based restricted stock units were granted in 2018 and 2017.

Cash-based awards:  During 2017, cash-based awards totaling $0.9 million were awarded to employees. The cash-based awards granted to employees generally vest over a period of two years and are accounted for as liability awards. As of December 31, 2018, the Company had a $0.2 liability related to this award which was included in other current liabilities on the consolidated balance sheet. No cash-based awards were granted in 2018.

Stock Options:  During 2015, the Company granted a stock option to purchase 122,000 shares of its common stock to its former chief executive officer at an exercise price of $13.85 per share. The option provides for immediate vesting of 32,000 shares, with the remaining 90,000 vesting ratable over a ten month period beginning in June 2015 and has a five year term. This is the only stock option grant the Company has made to date.

The following table summarizes stock option activity for the year ended December 31, 2018:

		Weighted-Average	Weighted-Average
	Options	Exercise Price	Remaining Contract Term
Outstanding at December 31, 2017	122,000	$13.85
Outstanding at December 31, 2018	122,000	$13.85	2.625 years
Exercisable at December 31, 2018	122,000	$13.85	2.625 years

The weighted average fair value of the stock option on the date of the grant was $2.58. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. The exercise price of the options is based on the fair market value of the common shares on the date of grant.

Cash flows resulting from excess tax benefits are classified as part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for vested restricted stock and unit awards, and exercised options in excess of the deferred tax asset attributable to stock compensation costs for such equity awards. The company realized no excess tax benefits for the years ended December 31, 2018 and 2017 due to the use of NOL carryforwards.

NOTE 13—EMPLOYEE BENEFIT PLANS

Defined Contribution Plan: The Company maintains a 401(k) plan covering substantially all of its U.S. employees. Expense for the Company’s 401(k) plan during the years ended December 31, 2018 and 2017 was $0.6 million and $0.7 million, respectively.

Multiemployer Pension Plans:    During 2018, the Company contributed to approximately 55 multiemployer pension plans throughout the U.S. and, historically, it has contributed to over 150 union sponsored multiemployer pension plans throughout the U.S. under the terms of collective‑bargaining agreements that cover the Company’s union‑represented employees. The risks of participating in these multiemployer pension plans are different from single‑ employer pension plans primarily in the following aspects:

1.	Assets contributed to the multiemployer pension plan by one employer may be used to provide benefits to employees of other participating employers.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company’s participation in these multiemployer pension plans during the year ended December 31, 2018 is outlined in the following table. All information in the tables is as of December 31, of the relevant year, or 2018, unless otherwise stated. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three‑digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act zone status available during 2018 and 2017 is for the plans’ fiscal year‑end as of 2018 and 2017, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the green zone are at least 80 percent funded. If a plan is critical and declining, the plan sponsor may file an application with the Secretary of the Treasury requesting a temporary or permanent reduction of benefits to keep the plan from running out of money. If a fund is in critical status, adjustable benefits may be reduced and no lump sum distributions in excess of $5,000 can be made. Plans that are in critical and endangered status are required to adopt a plan aimed at restoring the financial health of the benefit plan. The “Rehab Plan Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The last column lists the expiration date of the collective‑bargaining agreement to which the plans are subject.

Certain plans have been aggregated in the “All Others” line in the following table, as the contributions to each of these individual plans are not material.

								Expiration
		Pension			($ in thousands)			Date of
		Protection Act		Rehab Plan status	Contributions by			Collective
	EIN/Pension	Zone Status		Pending/	the Company		Surcharge	Bargaining
Pension Fund	Plan Number	2018	2017	Implemented	2018	2017	Imposed	Agreement	Notes
Boilermaker-Blacksmith National Pension Trust	48-6168020 001	Critical	Endangered	FIP 09/16/2010	2,117	1,681		Multiple Agreements	1, 5
Central Pension Fund of the IUOE and Participating Employers	36-6052390 001	Green	Green		105	99		Multiple Agreements	5
Central States, Southeast, and Southwest Pension Fund	36-6044243 001	Critical & Declining	Critical & Declining	Rehab Plan 03/25/08	65	44		Multiple Agreements	5
Empire State Carpenters Pension Plan	11-1991772 001	Green	Green		15	3		08/17/17 - Automatic Renewal	1
Excavators Union Local 731 Pension Fund	13-1809825 001	Green	Green		385	321		04/30/22	10
IBEW Local 1579 Pension Plan	58-1254974 001	Seriously Endangered	Green		123	326		Varies through 07/31/20	2
Insulators Local No. 96 Pension Plan	58-6110889 002	Endangered	Endangered	FIP 01/01/11	44	64		Varies through 07/31/20	2
Iron Workers District Council of Tennessee Valley & Vicinity Pension Plan	62-6098036 001	Green	Green		128	150		11/30/17 - Automatic Renewal	3
IUPAT Industry Pension Plan	52-6073909 001	Seriously Endangered	Endangered	FIP 04/02/09	2,061	1,772		Multiple Agreements	5
Laborers National Pension Fund	75-1280827 001	Critical	Green		111	285		Multiple Agreements	5
National Asbestos Workers Pension Plan	52-6038497 001	Critical	Critical	Rehab Plan 09/30/10	1,315	1,167		Multiple Agreements	5
National Electrical Benefits Fund	53-0181657 001	Green	Green		203	308		Multiple Agreements	5
Northwest Sheet Metal Workers Pension Trust	91-6061344 001	Green	Green		21	74		11/01/17 - Automatic Renewal	4
Plumbers & Pipefitters National Pension Fund	52-6152779 001	Endangered	Endangered	FIP 04/2010	244	637		Multiple Agreements	5
Plumbers & Steamfitters Local No. 150 Pension Fund	58-6116699 001	Green	Green		11	122		Varies through 07/31/20	2
Plumbers & Steamfitters Local Union No. 43 Pension Fund	62-6101288 001	Green	Green		117	6		11/30/17 - Automatic Renewal	3
Sheet Metal Workers Local No. 177 Pension Fund	62-6093256 001	Green	Green		62	43		11/30/17 - Automatic Renewal	3
Sheet Metal Workers' National Pension Fund	52-6112463 001	Endangered	Endangered	FIP 03/01/14	354	400		Multiple Agreements	5
Southern Ironworkers Pension Plan	59-6227091 001	Green	Green		111	36		Varies through 07/31/20	2
Tri-State Carpenters & Joiners Pension Trust Fund	62-0976048 001	Endangered	Endangered	Rehab Plan 2011	238	228		11/30/17 - Automatic Renewal	3
Pipe Trades Services of MN Pension Plan	41-6131800 001	Green	Green		25	4		08/01/17 - Automatic Renewal	8
Washington State Plumbing & Pipefitting Industry Pension Plan	91-6029141 001	Green	Green		69	187		11/01/17 - Automatic Renewal	4
Washington-Idaho Laborers-Employers Pension Trust	91-6123988 001	Green	Green		74	177		11/01/17 - Automatic Renewal	4
Washington-Idaho-Montana Carpenters-Employers Retirement Fund	91-6123987 001	Endangered	Endangered	FIP 03/05/12	77	316		11/01/17 - Automatic Renewal	4
Western States Insulators and Allied Workers Pension	51-0155190 001	Green	Green		24	109		11/01/17 - Automatic Renewal	4

All Others					1,134	862
					9,233	9,414

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)	Defined Benefit Plans for Unions employed through the GPPMA agreement for Fitzpatrick Nuclear Plant. The GPPMA Agreements are annual agreements that automatically renew each year.
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

The Company believes that its responsibility for potential withdrawal liabilities associated with participating in multiemployer plans is limited because the building and construction trades exemption should apply to the substantial majority of the Company’s plan contributions. However, pursuant to the Pension Protection Act of 2006 and other applicable laws, the Company is also exposed to other potential liabilities associated with plans that are underfunded. As of December 31, 2018, the Company had been notified that certain pension plans were in critical funding status. Currently, certain plans are developing, or have developed, a rehabilitation plan that may call for a reduction in participant benefits or an increase in future employer contributions. Therefore, in the future, the Company could be responsible for potential surcharges, excise taxes and/or additional contributions related to these plans. Additionally, market conditions and the number of participating employers remaining in each plan may result in a reorganization, insolvency or mass withdrawal that could materially affect the funded status of multiemployer plans and the Company’s potential withdrawal liability, if applicable. The Company continues to actively monitor, assess and take steps to limit its potential exposure to any surcharges, excise taxes, additional contributions and/or withdrawal liabilities. However, the Company cannot, at this time, estimate the full amount, or even the range, of this potential exposure.

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

A putative shareholder class action, captioned Budde v. Global Power Equipment Group Inc., was filed in the U.S. District Court for the Northern District of Texas naming the Company and certain former officers as defendants. This action and another action were filed on May 13, 2015 and June 23, 2015, respectively, and on July 29, 2015, the court consolidated the two actions and appointed a lead plaintiff. On May 1, 2017, the lead plaintiff filed a second consolidated amended complaint that named the Company and three of its former officers as defendants. It alleged violations of the federal securities laws arising out of matters related to the Company’s restatement of certain financial periods and claims that the defendants made material misrepresentations and omissions of material fact in certain public disclosures during the putative class period in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5, as promulgated thereunder. The claims were filed on behalf of a putative class of persons who acquired the Company’s stock between September 7, 2011 and May 6, 2015, and sought monetary damages of “more than $200 million” on behalf of the putative class and an award of costs and expenses, including attorneys’ fees and experts’ fees. On June 26, 2017, the Company and the individual defendants filed a motion to dismiss the complaint. After full briefing, on December 27, 2017, the court issued a memorandum opinion and order granting the motion to dismiss and allowing the plaintiffs until January 15, 2018 to file an amended complaint. The court found that, with respect to each of the defendants, plaintiffs failed to plead facts supporting a strong inference of scienter, or the required intent to deceive, manipulate or defraud, or act with severe recklessness. On January 15, 2018, the plaintiffs filed

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

their third amended complaint, and in response the Company filed a renewed motion to dismiss. After full briefing and oral argument, on September 11, 2018, the court dismissed with prejudice the third amended complaint. The court found that, even with plaintiffs’ amended allegations, plaintiffs failed to plead facts supporting a strong inference of scienter. Also on September 11, 2018, plaintiffs filed a notice of appeal to the United States Court of Appeals for the Fifth Circuit. Plaintiffs’ appeal is briefed and currently pending before that court. Litigation is subject to many uncertainties, and the outcome of this action is not predictable with assurance. At this time, the Company is unable to predict the possible loss or range of loss, if any, associated with the resolution of this litigation, or any potential effect such may have on the Company or its business or operations.

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

A former operating unit of the Company has been named as a defendant in a limited number of asbestos personal injury lawsuits. Neither the Company nor its predecessors ever mined, manufactured, produced or distributed asbestos fiber, the material that allegedly caused the injury underlying these actions. In 2006, the Company filed a petition for bankruptcy under Chapter 11 of the Bankruptcy Code. The bankruptcy court’s discharge order issued upon the Company’s emergence from bankruptcy in January 2008 extinguished the claims made by all plaintiffs who had filed asbestos claims against it before that time. The Company believes the bankruptcy court’s discharge order should serve as a bar against any later claim filed against it, including any of its subsidiaries, based on alleged injury from asbestos at any time before emergence from bankruptcy. In any event, in all of the asbestos cases finalized post-bankruptcy, the Company has been successful in having such cases dismissed without liability. Moreover, during 2012, the Company secured insurance coverage that will help to reimburse the defense costs and potential indemnity obligations of its former operating unit relating to these claims. The Company intends to vigorously defend all currently active actions, all without liability, and it does not anticipate that any of these actions will have a material adverse effect on its financial position, results of operations or liquidity. However, the outcomes of any legal action cannot be predicted and, therefore, there can be no assurance that this will be the case.

Contingency:  During 2014, the Company entered into an agreement with a partner in connection with a power plant equipment installation project. The agreement contained certain performance liquidated damage clauses in favor of the customer. While the Company believed its performance in the project met its direct contractual obligations, it nonetheless had joint and several liability for other aspects of the overall project performance. As of March 15, 2017, the date the Company filed the Annual Report on Form 10-K for the year ended December 31, 2015, the required performance tests had not been performed and the Company’s assessment at that time was that it was probable that the product (which was supplied by the partner) would fail those tests. As such, the Company estimated the potential liability arising from the contractual performance provisions would be in the range of $4.9 to $31.3 million. The maximum liability under the terms of the agreement was $33.0 million, less $1.7 million in liquidated damages already incurred. The minimum liability per the agreement was 20 percent of the total contract value, less $1.7 million in liquidated damages already incurred. Due to the joint and several liability provisions of the agreement and significant concerns about the partner’s ability and willingness to pay the performance liquidated damages, if any, to the customer, the Company accrued $4.4 million as of December 31, 2015, which represented the minimum of the range, less $0.5 million for which the customer had withheld payment to the Company’s partner. The Company’s estimate regarding this matter remained unchanged until October 16, 2017, when the Company received a Notice of Substantial Completion, which stated that the joint venture met the contractual performance criteria. Therefore, as of December 31, 2017, the Company concluded that no performance liquidated damages would be incurred and, accordingly, $4.4 million was recognized and included in revenue in the 2017 consolidated statement of operations.

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

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Leases:  The Company leases equipment and facilities, which are non-cancellable and expire at various dates. Total rental expense for all operating leases during the years ended December 31, 2018 and 2017 was $5.6 million and $6.8 million, respectively.

Future minimum annual lease payments under these non-cancellable operating leases as of December 31, 2018 are as follows:

December 31,	(in thousands)
2019	$1,060
2020	653
2021	631
2022	581
2023	130
Thereafter	—
Total	$3,055

None of the leases include contingent rental provisions.

The Company’s annual lease expense differs from its future minimum rental payments as a result of month to month equipment leases to support the Company’s operations.

Insurance:  Certain of the Company’s subsidiaries are self‑insured for health, general liability and workers’ compensation up to certain policy limits. Insurance expense was $2.1 million and $1.9 million for the years ended December 31, 2018 and 2017, respectively, and includes insurance premiums related to the excess claim coverage and claims incurred for continuing operations. The reserves as of December 31, 2018 and 2017 consist of estimated amounts unpaid for reported and unreported claims incurred. The accrual for the Company’s self-insured health risk retention as of December 31, 2018 and 2017 was $0.4 million and $0.6 million, respectively. The Company provided $1.1 million in letters of credit for each of the years ended December 31, 2018 and 2017, respectively, as security for possible workers’ compensation claims.

Executive Severance: At December 31, 2018, the Company had outstanding severance arrangements with officers and senior management. The Company’s maximum commitment under all such arrangements, which would apply if the employees covered by these arrangements were each terminated without cause, was $2.5 million at December 31, 2018.

NOTE 15—MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

The Company has certain customers that represent more than 10 percent of its consolidated accounts receivable. The balance for these customers as a percentage of the consolidated accounts receivable is as follows:

	December 31,
Customer	2018	2017
Southern Nuclear Operating Company	34%	11%
Tennessee Valley Authority	11%	*
Energy Northwest	10%	*
WECTEC Global Project Services	*	26%

*Less than 10%

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has certain customers that represent more than 10 percent of consolidated revenue. The revenue for these customers as a percentage of the consolidated revenue is as follows:

	Year Ended December 31,
Customer	2018	2017
Southern Nuclear Operating Company	25%	22%
Tennessee Valley Authority	26%	22%
Richmond County Constructors	18%	*
Energy Northwest	*	15%
All others	31%	41%
Total	100%	100%

*Less than 10%

NOTE 16—OTHER SUPPLEMENTAL INFORMATION

Other current liabilities consist of the following:

	December 31,
(in thousands)	2018	2017
Accrued workers compensation	$699	$878
Accrued job cost	1,385	1,221
Accrued legal and professional fees	691	893
Accrued commercial insurance	—	1,240
Restructuring reserve	367	—
Other accrued expenses	2,376	1,320
Total	$5,518	$5,552

NOTE 17—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of the quarterly operating results during 2018 and 2017 follows:

(in thousands, except per share data)	First	Second	Third	Fourth	2018
Year Ended December 31, 2018	Quarter	Quarter	Quarter	Quarter	Total
Revenue	$43,121	$47,975	$53,467	$44,355	$188,918
Gross profit	6,450	6,747	10,212	5,332	28,741
Loss from continuing operations	(2,238)	(6,024)	(2,840)	(2,688)	(13,790)
Loss per common share from continuing operations:
Basic	$(0.12)	$(0.33)	$(0.16)	$(0.15)	$(0.76)
Diluted	$(0.12)	$(0.33)	$(0.16)	$(0.15)	$(0.76)

(in thousands, except per share data)	First	Second	Third	Fourth	2017
Year Ended December 31, 2017	Quarter	Quarter	Quarter	Quarter	Total
Revenue	$45,632	$57,981	$39,040	$44,329	$186,982
Gross profit	(1,555)	6,754	4,760	7,967	17,926
Loss from continuing operations	(11,625)	(5,430)	(9,786)	(3,178)	(30,019)
Loss per common share from continuing operations:
Basic	$(0.67)	$(0.31)	$(0.55)	$(0.18)	$(1.70)
Diluted	$(0.67)	$(0.31)	$(0.55)	$(0.18)	$(1.70)

During the preparation of the Annual Report on Form 10-K for the year ended December 31, 2017, the Company discovered that it had received during the fourth quarter of 2017 the requisite documentation to justify the reversal of the $4.4 million liquidated damages reserve discussed in “Note 14—Commitments and Contingencies”. Although the documentation was received during the fourth quarter, the Form 10-Q for the quarter ended March 31, 2017 had not been completed and filed with the SEC as of the date the documentation was received. Therefore, the release of the reserve to revenue should have been reflected in the Form 10-Q for the first quarter of 2017, but was not. The Company has evaluated the quantitative and qualitative

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

impact of that error and concluded the amount is immaterial. The first quarter results presented above reflect the correction of the error.

NOTE 18—SUBSEQUENT EVENTS

On January 22, 2019, the Company granted 32,653 service-based restricted stock awards out of treasury stock to each of its four non-employee directors, which vest in four equal annual installments on January 22 of each of 2020, 2021, 2022 and 2023.