Form 10-Q
period 2019-03-31
Williams Industrial Services Group Inc.
filed 2019-05-15
CIK 1136294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

As of May 10, 2019, there were 19,000,381 shares of common stock of Williams Industrial Services Group Inc. outstanding.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$3,325	$4,475
Restricted cash	467	467
Accounts receivable, net of allowance of $140 and $140, respectively	24,956	22,724
Contract assets	11,141	8,218
Other current assets	1,789	1,735
Total current assets	41,678	37,619

Property, plant and equipment, net	330	335
Goodwill	35,400	35,400
Intangible assets, net	12,500	12,500
Other long-term assets	9,916	1,650
Total assets	$99,824	$87,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,917	$2,953
Accrued compensation and benefits	12,131	10,859
Contract liabilities	3,202	3,278
Short-term borrowings	44	3,274
Current portion of long-term debt	613	525
Other current liabilities	9,003	5,518
Current liabilities of discontinued operations	490	640
Total current liabilities	34,400	27,047
Long-term debt, net	32,898	32,978
Deferred tax liabilities	2,727	2,682
Other long-term liabilities	5,760	1,396
Long-term liabilities of discontinued operations	5,218	5,188
Total liabilities	81,003	69,291
Commitments and contingencies (Note 9 and 11)
Stockholders’ equity:
Common stock, $0.01 par value, 170,000,000 shares authorized and 19,767,605 and 19,767,605 shares issued, respectively, and 19,000,381 and 18,660,218 shares outstanding, respectively	197	197
Paid-in capital	80,709	80,424
Accumulated other comprehensive income	18	—
Retained earnings (deficit)	(62,094)	(62,397)
Treasury stock, at par (767,224 and 1,107,387 common shares, respectively)	(9)	(11)
Total stockholders’ equity	18,821	18,213
Total liabilities and stockholders’ equity	$99,824	$87,504

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2019	2018
Revenue	$50,652	$43,121
Cost of revenue	43,970	36,671

Gross profit	6,682	6,450

Selling and marketing expenses	240	426
General and administrative expenses	4,762	6,590
Depreciation and amortization expense	72	221
Total operating expenses	5,074	7,237

Operating income (loss)	1,608	(787)

Interest expense, net	1,474	1,378
Other (income) expense, net	(325)	(212)
Total other (income) expense, net	1,149	1,166

Income (loss) from continuing operations before income tax	459	(1,953)
Income tax (benefit) expense	64	285
Income (loss) from continuing operations	395	(2,238)

Loss from discontinued operations before income tax	(64)	(1,708)
Income tax (benefit) expense	28	42
Loss from discontinued operations	(92)	(1,750)

Net income (loss)	$303	$(3,988)

Basic earnings (loss) per common share
Income (loss) from continuing operations	$0.02	$(0.12)
Income (loss) from discontinued operations	—	(0.10)
Basic earnings (loss) per common share	$0.02	$(0.22)

Diluted earnings (loss) per common share
Income (loss) from continuing operations	$0.02	$(0.12)
Income (loss) from discontinued operations	—	(0.10)
Diluted earnings (loss) per common share	$0.02	$(0.22)

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2019	2018
Net income (loss)	$303	$(3,988)
Foreign currency translation adjustment	18	—
Comprehensive income (loss)	$321	$(3,988)

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Shares			Retained
	$0.01 Per Share		Paid-in	Earnings	Treasury Shares
(in thousands, except share data)	Shares	Amount	Capital	(Deficit)	Shares	Amount	Total
Balance, December 31, 2017	19,360,026	$193	$78,910	$(36,962)	(1,413,640)	$(14)	$42,127
Issuance of restricted stock units	167,841	2	(2)	—	—	—	—
Tax withholding on restricted stock units	—	—	(186)	—	(23,161)	—	(186)
Stock-based compensation	—	—	753	—	—	—	753
Net loss	—	—	—	(3,988)	—	—	(3,988)
Balance, March 31, 2018	19,527,867	$195	$79,475	$(40,950)	(1,436,801)	$(14)	$38,706

				Accumulated
	Common Shares			Other	Retained
	$0.01 Per Share		Paid-in	Comprehensive	Earnings	Treasury Shares
(in thousands, except share data)	Shares	Amount	Capital	Income	(Deficit)	Shares	Amount	Total
Balance, December 31, 2018	19,767,605	$197	$80,424	$—	$(62,397)	(1,107,387)	$(11)	$18,213
Issuance of restricted stock units	—	—	—	—	—	390,901	4	4
Tax withholding on restricted stock units	—	—	(123)	—	—	(50,738)	(2)	(125)
Stock-based compensation	—	—	408	—	—	—	—	408
Foreign currency translation	—	—	—	18	—	—	—	18
Net income	—	—	—	—	303	—	—	303
Balance, March 31, 2019	19,767,605	$197	$80,709	$18	$(62,094)	(767,224)	$(9)	$18,821

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2019	2018
Operating activities:
Net income (loss)	$303	$(3,988)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Net loss from discontinued operations	92	1,750
Deferred income tax provision (benefit)	45	202
Depreciation and amortization on plant, property and equipment and intangible assets	72	221
Amortization of deferred financing costs	154	56
Loss on disposals of property, plant and equipment	—	117
Bad debt expense	189	(67)
Stock-based compensation	305	194
Paid-in-kind interest	—	642
Changes in operating assets and liabilities, net of businesses acquired and sold:
Accounts receivable	(2,421)	7,311
Contract assets	(2,923)	1,641
Other current assets	(54)	1,765
Other assets	403	(194)
Accounts payable	5,964	(1,092)
Accrued and other liabilities	517	268
Contract liabilities	(76)	(1,755)
Net cash provided by (used in) operating activities, continuing operations	2,570	7,071
Net cash provided by (used in) operating activities, discontinued operations	(212)	(4,864)
Net cash provided by (used in) operating activities	2,358	2,207
Investing activities:
Purchase of property, plant and equipment	(68)	(54)
Net cash provided by (used in) investing activities, continuing operations	(68)	(54)
Net cash provided by (used in) investing activities, discontinued operations	—	319
Net cash provided by (used in) investing activities	(68)	265
Financing activities:
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(121)	(186)
Proceeds from short-term borrowings	42,266	—
Repayments of short-term borrowings	(45,497)	—
Repayments of long-term debt	(88)	—
Net cash provided by (used in) financing activities, continuing operations	(3,440)	(186)
Net cash provided by (used in) financing activities, discontinued operations	—	—
Net cash provided by (used in) financing activities	(3,440)	(186)
Net change in cash, cash equivalents and restricted cash	(1,150)	2,286
Cash, cash equivalents and restricted cash, beginning of period	4,942	16,156
Cash, cash equivalents and restricted cash, end of period	$3,792	$18,442

Supplemental Disclosures:
Cash paid for interest	$1,092	$673

See accompanying notes to condensed consolidated financial statements.

 WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Business

Effective June 29, 2018, Global Power Equipment Group Inc. changed its name to Williams Industrial Services Group Inc. (together with its wholly owned subsidiaries, “Williams,” the “Company,” “we,” “us” or “our,” unless the context indicates otherwise) to better align its name with the Williams business. Since March 19, 2019, the Company’s stock has traded on the OTCQX® Best Market under the ticker symbol “WLMS.” Williams has been safely helping plant owners and operators enhance asset value for more than 50 years. The Company provides a broad range of construction, maintenance and support services to customers in energy, power and industrial end markets. The Company’s mission is to be the preferred provider of construction, maintenance, and specialty services through commitment to superior safety performance, focus on innovation, and dedication to delivering unsurpassed value to its customers.

Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) on a basis consistent with that used in the Annual Report on Form 10-K for the year ended December 31, 2018, filed by the Company with the United States (the “U.S.”) Securities and Exchange Commission (“SEC”) on April 1, 2019 (the “2018 Report”), and include all normal recurring adjustments necessary to present fairly the unaudited condensed consolidated balance sheets and statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the periods indicated. All significant intercompany transactions have been eliminated. These notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the 2018 Report. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for the three month period is not necessarily indicative of the results to be expected for the full year.

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

Reporting Interim Period	Fiscal Interim Period
	2019	2018
Three Months Ended March 31	January 1, 2019 to March 31, 2019	January 1, 2018 to April 1, 2018
Three Months Ended June 30	April 1, 2019 to June 30, 2019	April 2, 2018 to July 1, 2018
Three Months Ended September 30	July 1, 2019 to September 29, 2019	July 2, 2018 to September 30, 2018

NOTE 2—LIQUIDITY

The Company’s condensed consolidated financial statements have been prepared on a going concern basis, which assumes that it will be able to meet its obligations and continue its operations during the twelve-month period following the issuance of this Quarterly Report on Form 10-Q for the three months ended March 31, 2019 (this “Form 10-Q”). These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

During 2018, management completed a series of multi-year liquidity initiatives, which included:

•	Exiting from all of the former Products division businesses;
•	Reducing the corporate headquarters personnel and consolidating the administrative offices into Tucker, Georgia;
•

Refinancing the Initial Centre Lane Facility (as defined in Note 9) with the New Centre Lane Facility (as defined in Note 9), which is a four-year, $35.0 million senior secured credit agreement (for additional information, please refer to “Note 9—Debt”); and

•

Entering into the MidCap Facility (as defined in Note 9), which is a three-year, $15.0 million secured asset-based revolving credit facility and allows for up to $6.0 million of non-cash collateralized letters of credit (for additional information, please refer to “Note 9—Debt”).

The MidCap Facility generally provides adequate liquidity for the Company’s working capital needs. However, due to certain borrowing base eligibility limitations and exclusions within the MidCap Facility, there are instances where the Company would not have sufficient availability under the MidCap Facility to meet its growth working capital requirements. The borrowing base eligibility limitations and exclusions that have the most impact on availability under the MidCap Facility are customer concentration limits, exclusion of receivables from the Company’s joint ventures, and exclusion of receivables related to projects on which there is an underlying surety bond.

In early 2019, the Company identified a large, second quarter 2019 customer project which, for approximately a six week timeframe, will have very significant working capital requirements. Additionally, the project has an underlying payment and performance surety bond making the resulting receivables unavailable for borrowing under the MidCap Facility. The combination of those two factors, if not addressed, would have resulted in the Company having inadequate cash to continue operations. On March 29, 2019, the Company negotiated a contract amendment with the customer which provides for the payment of the Company’s weekly invoices prior to the related payroll disbursements and a consent letter with the lender which increases the Company’s borrowing availability by increasing the concentration limit on a major customer’s receivables during the second quarter. The Company believes the combination of these two measures adequately addresses its near-term liquidity concerns.

As a result, management has concluded that as of the date of this report, management’s plan has alleviated the substantial doubt regarding the Company’s ability to continue as a going concern for the twelve-month period following the issuance of these condensed consolidated financial statements. However, the Company’s liquidity will be periodically, and for certain intervals, significantly constrained due to the working capital requirements that will be needed to execute its plans to grow the business. The risk factors described in the 2018 Report under the heading “Item 1A. Risk Factors,” are still relevant to the Company’s operations.

NOTE 3—RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting,” which expands the scope of Accounting Standards Codification (“ASC”) Topic 718, “Compensation–Stock Compensation” and applies to all share-based payment transactions to nonemployees in which a grantor acquires goods and services to be used or consumed in a grantor’s own operations by issuing share-based awards. Upon adoption of ASU 2018-07, an entity should only re-measure liability-classified awards that have not been settled by the date of adoption and equity-classified awards for which a measurement date has not been established through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. In the first quarter of 2019, the Company adopted ASU 2018-07, which did not have a material impact on its financial position, results of operations and cash flows.

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which gives entities the option to reclassify the tax effects stranded in accumulated other comprehensive income as a result of the enactment of comprehensive tax legislation in December 2017, commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), to retained earnings. The Company adopted ASU 2018-02 effective January 1, 2019 and elected not to reclassify the income tax effects stranded in accumulated other comprehensive income to retained earnings and, as a result, there was no impact on the Company’s financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases” (ASC Topic 842), which, together with its related clarifying ASUs (collectively, “ASU 2016-02”), amended the previous guidance for lease accounting and related disclosure requirements. The new guidance requires the recognition of right-of-use assets and lease liabilities on the balance sheet for leases with terms greater than twelve months or leases that contain a purchase option that is reasonably certain to be exercised. Lessees are required to classify leases as either finance or operating leases. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. For leases with a term of twelve months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements and provide additional information about the nature of an organization’s leasing activities. On January 1, 2019, the Company adopted ASU 2016-02 using the modified retrospective method, meaning it has been applied to leases that existed or have been entered into on or after January 1, 2019 without adjusting comparative periods in the financial statements. Please refer to “Note 4–Leases” for further discussion of the adoption and the impact on the Company’s financial statements.

NOTE 4—LEASES

On January 1, 2019, the Company adopted ASU 2016-02, which amended the previous guidance for lease accounting and related disclosure requirements. The new guidance requires the recognition of right-of-use assets and lease liabilities on the balance sheet for leases with terms greater than 12 months or leases that contain a purchase option that is reasonably certain to be exercised. Lessees are required to classify leases as either finance or operating leases. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease.

The Company elected to utilize the package of practical expedients in ASC 842-10-65-1(f) that, upon adoption of ASU 2016-02, allows entities to (1) not reassess whether any expired or existing contracts are or contain leases, (2) retain the classification of leases (e.g., operating or finance lease) existing as of the date of adoption and (3) not reassess initial direct costs for any existing leases.

The Company adopted ASU 2016-02 using the modified retrospective method, and accordingly, the new guidance was applied to leases that existed as of January 1, 2019. This resulted in the recognition of lease liabilities of $8.7 million and right-of-use-assets of $8.5 million on January 1, 2019, which included the impact of eliminating prior year deferred rent. The adoption of ASU 2016-02 did not have a material impact on the Company’s results of operations or cash flows.

The Company primarily leases office space and related equipment, as well as equipment, modular units and vehicles directly used in providing services to our customers. The Company’s leases have remaining lease terms of 1 to 10 years. Most leases contain renewal options for varying periods, which are at the Company’s sole discretion and included in the expected lease term if they are reasonably certain of being exercised.

Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate to determine the present value of the lease as the rate implicit in the lease is typically not readily determinable.

Short-term leases (leases with an initial term of 12 months or less or leases that are cancelable by the lessee and lessor without significant penalties) are not recorded on the condensed consolidated balance sheet and are expensed on a straight-line basis over the lease term. The majority of the Company’s short-term leases relate to equipment used in delivering services to its customers. These leases are entered into at agreed upon hourly, daily, weekly or monthly rental rates for an unspecified duration and typically have a termination for convenience provision. Such equipment leases are considered short-term in nature unless it is reasonably certain that the equipment will be leased for a term greater than 12 months.

The components of lease expense for the three months ended March 31, 2019 were as follows:

Lease Cost/(Sublease Income) (in thousands)	Three Months Ended March 31, 2019
Operating lease cost	$1,227
Short-term lease cost	306
Sublease income	(9)
Total lease cost	$1,524

Lease cost related to finance leases were not significant for the three months ended March 31, 2019.

Information related to the Company’s right-of use assets and lease liabilities as of March 31, 2019 was as follows:

Lease Assets/Liabilities (in thousands)	Balance Sheet Classification	March 31, 2019
Lease Assets
Right-of-use assets	Other long-term assets	$8,073

Lease Liabilities
Short-term lease liabilities	Other current liabilities	$3,638
Long-term lease liabilities	Other long-term liabilities	4,643
Total lease liabilities		$8,281

Supplemental information related to the Company’s leases for the three months ended March 31, 2019 was as follows:

(in thousands)	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used by operating leases	$1,238
Right-of-use assets obtained in exchange for new operating lease liabilities	578
Right-of-use assets obtained in exchange for new finance lease liabilities	27
Weighted-average remaining lease term - operating leases	2.56 years
Weighted-average remaining lease term - finance leases	5 years
Weighted-average discount rate - operating leases	9%
Weighted-average discount rate - finance leases	9%

Total remaining lease payments under the Company’s operating and finance leases are as follows:

	Operating Leases	Finance Leases
Year Ended December 31,	(in thousands)
Remainder of 2019	$3,459	$4
2020	2,933	6
2021	2,308	6
2022	626	6
2023	144	6
Thereafter	1	—
Total lease payments	$9,471	$28
Less: interest	(1,217)	(1)
Present value of lease liabilities	$8,254	$27

NOTE 5—CHANGES IN BUSINESS

Restructuring Charges

In 2018, the Company made the decision to relocate its corporate headquarters to Tucker, Georgia and vacated its leased office space in Irving, Texas on September 30, 2018. In March 2019, the Company subleased the Irving, Texas office space until November 2019, when the lease expires. The balance of the restructuring accrual is included in other current liabilities on the Company’s condensed consolidated balance sheets.

The following table shows the restructuring activities for the three months ended March 31, 2019:

	March 31, 2019
(in thousands)	Lease	Severance	Total
Balance, December 31, 2018	$367	$2,889	$3,256
Payments for restructuring	(97)	(1,012)	(1,109)
Balance, March 31, 2019	$270	$1,877	$2,147

Discontinued Operations

Electrical Solutions

During the fourth quarter of 2017, the Company made the decision to exit and sell its Electrical Solutions segment (which was comprised solely of Koontz-Wagner Custom Controls Holdings LLC (“Koontz-Wagner”), a wholly owned subsidiary of the Company) in an effort to reduce the Company’s outstanding term debt. The Company determined that the decision to exit this segment met the definition of a discontinued operation. As a result, this segment has been presented as a discontinued operation for all periods presented. In connection with the Company’s decision to sell the Electrical Solutions segment, the Company performed an impairment analysis on this segment’s finite- and indefinite-lived intangible assets (customer relationships and trade names, respectively) and determined that their carrying value exceeded their fair value. As a result, in the fourth quarter of 2017, the Company recorded an impairment charge of $9.7 million related to these intangible assets. After the impairment charge, the fair value of this segment’s intangible assets was zero at December 31, 2017. Determining fair value is judgmental in nature and requires the use of significant estimates and assumptions, considered to be Level 3 inputs. There were no non-recurring fair value re-measurements related to the Electrical Solutions segment during the year ended December 31, 2018 or three months ended March 31, 2019.

In spite of the Company’s efforts, which included retaining financial advisors to sell all or part of Koontz-Wagner’s operations, inside or outside of a federal bankruptcy or state court proceeding (including Chapter 11 of Title 11 of the U.S. Bankruptcy Code), the proposed disposition did not progress as planned due, primarily, to the absence of viable bids in the sale process, the inability of Koontz-Wagner to fund its ongoing operations or obtain financing to do so, and Koontz-Wagner’s deteriorating financial performance. As a result, on July 11, 2018, Koontz-Wagner filed a voluntary petition for relief under Chapter 7 of Title 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of Texas. The filing was for Koontz-Wagner only, not for the Company as a whole, and was completely separate and distinct from the Williams business and operations.

As a result of the July 11, 2018 bankruptcy of Koontz-Wagner, the Company recorded $11.4 million of exit costs, which were included in loss from discontinued operations in the Company’s consolidated statements of operations for the year ended December 31, 2018. These charges consisted of a $4.0 million fee related to a fifth amendment of the Initial Centre Lane Facility, a pension withdrawal liability of $2.9 million related to Koontz-Wagner’s International Brotherhood of Electrical Workers Local Union 1392 multi-employer pension plan, a $1.8 million negotiated settlement of the Company’s guarantee of Koontz-Wagner’s Houston facility lease agreement and a $2.7 million liability as a result of the Company providing affected Koontz-Wagner employees with 60 days of salary continuation, as well as the difference between each employee’s cost of health care at the time of their employment termination and the cost of continued benefits under the Consolidated Omnibus Budget Reconciliation Act (COBRA). The Company satisfied the liability related to the lease guarantee settlement and substantially all of the salary and benefit continuation liability through cash payments by the end of 2018. The pension liability is expected to be satisfied by annual cash payments of $0.3 million each, paid in quarterly installments, over the next twenty years.

Mechanical Solutions

On March 21, 2018, the Company closed on the sale of its office building in Heerlen, Netherlands for $0.3 million, resulting in an immaterial gain on sale, which was reflected in loss from discontinued operations before income tax expense (benefit) in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2018.

In connection with the sale of its Mechanical Solutions segment during 2017, the Company entered into a transition services agreement with the purchaser to provide certain accounting and administrative services for an initial period of nine months. During the three months ended March 31, 2019, the Company did not provide services for the purchaser. For the three months ended March 31, 2018, the Company provided less than $0.1 million in services for the purchaser, which was included in general and administrative expenses from continuing operations in the condensed consolidated statement of operations.

In April 2019, the purchaser of our former Mechanical Solutions segment went into receivership. As of March 31, 2019, the Company reserved $0.2 million of uncollected receivables related to the transition services agreement. This charge was included in general and administrative expenses from continuing operations in the condensed consolidated statement of operations for the three months ended March 31, 2019. The Company has remaining balances of $0.2 million and $0.8 million included in other current assets and other current liabilities, respectively, on the March 31, 2019 condensed consolidated balance sheet.

As of March 31, 2019 and December 31, 2018, the Company did not have any assets related to its Electrical and Mechanical Solutions’ discontinued operations. The following table presents a reconciliation of the carrying amounts of major classes of liabilities of Electrical and Mechanical Solutions’ discontinued operations:

(in thousands)	March 31, 2019	December 31, 2018
Liabilities:
Accrued compensation and benefits	$108	$259
Other current liabilities	382	381
Current liabilities of discontinued operations	490	640
Liability for pension obligation	2,763	2,781
Liability for uncertain tax positions	2,455	2,407
Long-term liabilities of discontinued operations	5,218	5,188
Total liabilities of discontinued operations	$5,708	$5,828

The following table presents a reconciliation of the major classes of line items constituting the net income (loss) from discontinued operations. In accordance with GAAP, the amounts in the table below do not include an allocation of corporate overhead.

	Three Months Ended March 31,
(in thousands)	2019	2018
Revenue
Electrical Solutions	$—	$12,844
Total revenue	—	12,844
Cost of revenue
Electrical Solutions	—	13,455
Total cost of revenue	—	13,455

Selling and marketing expenses	—	(61)
General and administrative expenses	10	1,143
Gain on disposal - Mechanical Solutions	—	(24)
Other	54	39
Loss from discontinued operations before income tax	(64)	(1,708)
Income tax expense (benefit)	28	42
Loss from discontinued operations	$(92)	$(1,750)

NOTE 6—REVENUE

Disaggregation of Revenue

Disaggregated revenue by type of contract was as follows.

	Three Months Ended March 31,
(in thousands)	2019	2018
Cost-plus reimbursement contracts	$43,503	$33,777
Fixed-price contracts	7,149	9,344
Total	$50,652	$43,121

Disaggregated revenue by the geographic area where the work was performed was as follows:

	Three Months Ended March 31,
(in thousands)	2019	2018
United States	$49,204	$43,121
Canada	1,449	—
Total	$50,652	$43,121

Contract Balances

The Company enters into contracts that allow for periodic billings over the contract term that are dependent upon specific advance billing terms, as services are provided, or as milestone billings based on completion of certain phases of work. Projects with performance obligations recognized over time that have costs and estimated earnings recognized to date in excess of cumulative billings are reported in the Company’s condensed consolidated balance sheets as contract assets. Projects with performance obligations recognized over time that have cumulative billings in excess of costs and estimated earnings recognized to date are reported in the Company’s condensed consolidated balance sheets as contract liabilities. At any point in time, each project in process could have either contract assets or contract liabilities.

The following table provides information about contract assets and contract liabilities from contracts with customers.

	Three Months Ended March 31,
(in thousands)	2019	2018
Costs incurred on uncompleted contracts	$43,403	$36,675
Earnings recognized on uncompleted contracts	7,265	6,446
Total	50,668	43,121
Less—billings to date	(42,729)	(38,569)
Net	$7,939	$4,552
Contract assets	$11,141	$9,846
Contract liabilities	(3,202)	(5,294)
Net	$7,939	$4,552

For the three months ended March 31, 2019, the Company recognized revenue of approximately $0.9 million that was included in the corresponding contract liability balance at December 31, 2018.

Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2019.

(in thousands)	Remainder of 2019	2020	2021	Thereafter	Total
Remaining performance obligations	$138,044	$136,482	$95,662	$108,487	$478,675

NOTE 7—EARNINGS (LOSS) PER SHARE

As of March 31, 2019, the Company’s 19,000,381 shares outstanding included 288,137 shares of contingently issued but unvested restricted stock. As of March 31, 2018, the Company’s 18,091,066 shares outstanding included 6,060 shares of contingently issued but unvested restricted stock. Restricted stock is excluded from the calculation of basic weighted average shares outstanding, but its impact, if dilutive, is included in the calculation of diluted weighted average shares outstanding.

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

Basic and diluted loss per common share from continuing operations were calculated as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2019	2018
Income (loss) from continuing operations	$395	$(2,238)

Basic earnings (loss) per common share:
Weighted average common shares outstanding	18,514,895	17,939,888

Basic earnings (loss) per common share	$0.02	$(0.12)

Diluted earnings (loss) per common share:
Weighted average common shares outstanding	18,514,895	17,939,888

Diluted effect:
Unvested portion of restricted stock units and awards	145,510	—
Weighted average diluted common shares outstanding	18,660,405	17,939,888

Diluted earnings (loss) per common share	$0.02	$(0.12)

The weighted average number of shares outstanding used in the computation of basic and diluted loss per common share as of March 31, 2018 did not include the effect of the following potential outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted loss per common share because the effect would have been anti-dilutive.

	Three Months Ended March 31,
	2019	2018
Unvested service-based restricted stock and restricted stock unit awards	257,109	6,060
Unvested performance- and market-based restricted stock unit awards	636,957	404,304
Stock options	122,000	122,000

NOTE 8—INCOME TAXES

The effective income tax rate for continuing operations for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended March 31,
	2019	2018
Effective income tax rate for continuing operations	13.9%	(14.6)%

The effective income tax rate differs from the statutory federal income tax rate of 21% primarily because of the full valuation allowances recorded on the Company’s deferred tax assets.

For the three months ended March 31, 2019, the Company recorded income tax expense from continuing operations of $0.1 million, or 13.9% of pretax income from continuing operations compared with income tax expense from continuing operations of $0.3 million, or (14.6)% of pretax loss from continuing operations in the same period for 2018. The decrease in income tax provision from continuing operations for the three months ended March 31, 2019 compared with the corresponding period in 2018 was primarily related to a $0.2 million increase in indefinite-lived deferred tax assets related to an interest expense addback under Section 163(j) of the Internal Revenue Code and the post-2017 U.S. net operating loss that can be used to offset indefinitely-lived intangible deferred tax liabilities.

As of March 31, 2019 and 2018, the Company would have needed to generate approximately $277.8 million and $250.9 million, respectively, of future financial taxable income to realize its deferred tax assets.

The Company’s foreign subsidiaries may generate earnings that are not subject to U.S. income taxes so long as they are permanently reinvested in its operations outside of the U.S. Pursuant to ASC Topic No. 740-30, undistributed earnings of foreign subsidiaries that are no longer permanently reinvested would become subject to deferred income taxes. As of March 31, 2019 and 2018, the Company did not have any undistributed earnings in its foreign subsidiaries because all of their earnings were either taxed as deemed dividends or included with the provisional estimate of one-time transition tax as of December 31,

2017.

As of both March 31, 2019 and December 31, 2018, the Company provided for a total liability of $3.4 million, of which $2.5 million was related to our discontinued operations for unrecognized tax benefits related to various federal, foreign and state income tax matters, which was included in long-term deferred tax assets and other long-term liabilities. If recognized, the entire amount of the liability would affect the effective tax rate. As of March 31, 2019, the Company accrued approximately $1.7 million, of which $1.3 million was related to our discontinued operations, in other long-term liabilities for potential payment of interest and penalties related to uncertain income tax positions.

NOTE 9—DEBT

As of March 31, 2019 and December 31, 2018, the Company had the following debt, net of unamortized deferred financing costs:

(in thousands)	March 31, 2019	December 31, 2018
MidCap Facility	$44	$3,274
Current portion of New Centre Lane Facility	613	525
Current debt	$657	$3,799

New Centre Lane Facility	34,212	34,387
Unamortized deferred financing costs	(1,314)	(1,409)
Long-term debt, net	$32,898	$32,978

Total debt, net	$33,555	$36,777

MidCap Facility

On October 11, 2018, the Company entered into a three-year, $15.0 million Credit and Security Agreement with MidCap Financial Trust (“MidCap”), as agent and as a lender, and other lenders that may be added as a party thereto (the “MidCap Facility”). The MidCap Facility is a secured asset-based revolving credit facility that provides borrowing availability against 85% of eligible accounts receivable and the lesser of 80% of eligible contract assets and $1.0 million, after certain customary exclusions and reserves, and allows for up to $6.0 million of non-cash collateralized letters of credit. The borrowing base eligibility limitations and exclusions that have the most impact on availability under the MidCap facility are customer concentration limits, exclusion of receivables from the Company’s joint ventures, and exclusion of receivables related to projects on which there is an underlying surety bond. The Company can, if necessary, make daily borrowings under the MidCap Facility with same day funding. The outstanding loan balance under the MidCap Facility is reduced through the daily automated sweeping of the Company’s depository accounts to the lender’s account under the terms of deposit account control agreements. As of March 31, 2019 and December 31, 2018, the Company had less than $0.1 million and $3.3 million, respectively, outstanding under the MidCap Facility, which was included in short-term borrowings on the condensed consolidated balance sheets. As of March 31, 2019, the Company had $5.0 million in available borrowings under the MidCap facility.

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

In the event the MidCap Facility is terminated (by reason of an event of default or otherwise) 90 days or more prior to the maturity date, the Company will be required to pay a prepayment fee in an amount equal to the aggregate commitment under the MidCap Facility at the time of termination, multiplied by 2.0% in the first year following October 11, 2018, 1.5% in the second year, and 1.0% in the first nine months of the third year.

The MidCap Facility requires the Company to regularly provide financial information to the lenders, and, beginning on December 31, 2018, to maintain certain total leverage and fixed charge coverage ratios and meet minimum consolidated adjusted EBITDA and minimum liquidity requirements (each of which as defined in the MidCap Facility). As of March 31, 2019, the Company was in compliance with all the contractual requirements.

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

New Centre Lane Facility

On September 18, 2018, the Company refinanced and replaced its initial Centre Lane Facility, a 4.5-year senior secured term loan facility with an affiliate of Centre Lane as Administrative Agent and Collateral Agent, and the other lenders from time to time party thereto (as amended, the “Initial Centre Lane Facility”), with a four-year, $35.0 million senior secured credit agreement with an affiliate of Centre Lane as Administrative Agent and Collateral Agent, and the other lenders from time to time party thereto (the “New Centre Lane Facility”). The New Centre Lane Facility requires payment of an annual administration fee of $25,000. Borrowings under the New Centre Lane Facility bear interest at LIBOR (with a minimum rate of 2.5%) plus 10% per year, payable monthly in cash. The Company must repay an amount equal to 0.25% of the original aggregate principal amount of the New Centre Lane Facility in consecutive quarterly installments, beginning on December 31, 2018 through June 30, 2019. The Company must repay an amount equal to 0.50% of the original aggregate principal amount of the New Centre Lane Facility in consecutive quarterly installments, beginning on September 30, 2019.

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

Upon a default under the New Centre Lane Facility, the Company’s senior secured lenders would have the right to accelerate the then-outstanding amounts under such facility and to exercise their rights and remedies to collect such amounts, which would include foreclosing on collateral constituting substantially all of the Company’s assets and those of its subsidiaries. However, in October 2018, the Company entered into the MidCap Facility, which provides for a secured asset-based revolving credit facility that provides borrowing availability against 85% of eligible accounts receivable and 80% of eligible contract assets; as such, the lenders under the MidCap Facility hold a first priority lien on the Company’s accounts receivable and contract assets.

The Company’s borrowing rate under the New Centre Lane Facility as of March 31, 2019 was 12.5%.

Initial Centre Lane Facility

As disclosed in the 2018 Report, for the period from January 1, 2018 to September 17, 2018, the Company had outstanding borrowings under the Initial Centre Lane Facility. The Initial Centre Lane Facility did not provide for working capital borrowings or access to additional letters of credit. These restrictions were addressed in September 2018, at which time the Initial Centre Lane Facility was refinanced and replaced, and October 2018, as a result of the Company entering into the New Centre Lane Facility and the MidCap Facility, respectively.

Letters of Credit and Bonds

In line with industry practice, the Company is often required to provide letters of credit and surety and performance bonds to customers. These letters of credit and bonds provide credit support and security for the customer if the Company fails to perform its obligations under the applicable contract with such customer.

The MidCap Facility allows for up to $6.0 million of non-cash collateralized letters of credit at 6.0% interest, of which the Company had $2.8 million outstanding as of March 31, 2019. There were no amounts drawn upon these letters of credit.

In addition, as of March 31, 2019 and December 31, 2018, the Company had outstanding payment and performance surety bonds of $59.2 million and $51.1 million, respectively.

Deferred Financing Costs

Deferred financing costs are amortized over the terms of the related debt facilities using the effective yield method. The following table summarizes the amortization of deferred financing costs related to the Company's debt facilities and recognized in interest expense on the condensed consolidated statements of operations:

	Three Months Ended March 31,
(in thousands)	2019	2018
Initial Centre Lane Facility	$—	$56
New Centre Lane Facility	95	—
MidCap Facility	59	—
Total	$154	$56

The following table summarizes unamortized deferred financing costs on the Company's condensed consolidated balance sheets:

(in thousands)	Location	March 31, 2019	December 31, 2018
New Centre Lane Facility	Long-term debt, net	$1,314	$1,409
MidCap Facility	Other long-term assets	595	654
Total		$1,909	$2,063

NOTE 10—FINANCIAL INSTRUMENTS

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

The Company’s financial instruments as of March 31, 2019 and December 31, 2018 consisted primarily of cash and cash equivalents, restricted cash, receivables, payables and debt instruments. The carrying values of these financial instruments approximate their respective fair values, as they are either short-term in nature or carry interest rates that are periodically adjusted to market rates.

NOTE 11—COMMITMENTS AND CONTINGENCIES

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

In previous periods, the Company reported that a former operating unit of the Company had been named as a defendant in a limited number of asbestos personal injury lawsuits. Neither the Company nor its predecessors ever mined, manufactured, produced or distributed asbestos fiber, the material that allegedly caused the injury underlying these actions. As of April 2019, all pending asbestos-related litigation against such former operating unit had been dismissed, and there are no longer any such claims outstanding against the unit. Such litigation did not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

NOTE 12—STOCK-BASED COMPENSATION PLANS

During the first quarter of 2019, the Company granted 21,500 service-based restricted stock units and 21,500 performance-based restricted stock units, both out of treasury stock, at a grant date fair value of $2.60 per share and $0.75 per share, respectively. The service-based restricted stock units will vest ratably over a period of three years; the performance-based restricted stock units will vest, in whole or in part, if the stock price goal is met on or before June 30, 2021. The fair value of the performance-based restricted stock units is estimated using the Monte Carlo simulation model.

During the first quarter of 2019, the Company granted 32,653 service-based restricted stock awards out of treasury stock to each of its four non-employee directors, which vest in four equal annual installments on January 22 of each of 2020, 2021, 2022 and 2023.

During the first quarter of 2018, no awards were granted under the Company’s stock-based compensation plans.

Stock-based compensation expense for the three months ended March 31, 2019 and 2018 was $0.3 million and $0.2 million, respectively, and was included in general and administrative expenses on the Company’s condensed consolidated statements of operations.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q and its exhibits contain or incorporate by reference various forward-looking statements that express a belief, expectation or intention or are otherwise not statements of historical fact. Forward-looking statements generally use forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast” and other words that convey the uncertainty of future events or outcomes. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. Investors should not place undue reliance on any of these forward-looking statements. Except as required by law, we undertake no obligation to further update any such statements, or the risk factors described in our 2018 Report under the heading “Item 1A. Risk Factors,” to reflect new information, the occurrence of future events or circumstances or otherwise. The forward-looking statements in this Form 10-Q do not constitute guarantees or promises of future performance. Forward-looking statements may include information concerning the following, among other items:

•	our high level of indebtedness;
•	our ability to make interest and principal payments on our debt and satisfy the financial and other covenants contained in the New Centre Lane Facility and the MidCap Facility;
•	our ability to engage in certain transactions and activities due to limitations and covenants contained in the New Centre Lane Facility and the MidCap Facility;
•	our ability to enter into new lending facilities, if needed, and to obtain adequate surety bonding and letters of credit;
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

•	exposure to market risks from changes in interest rates, including changes to LIBOR;
•	the possibility we may be required to write-down additional amounts of goodwill and other indefinite-lived assets;
•	our pending putative securities class action;
•	our material weaknesses in internal control over financial reporting and our ability to maintain effective controls over financial reporting in the future;
•

changes in our senior management, financial reporting and accounting teams, the ability of such persons to successfully perform their roles, and our ability to attract and retain qualified personnel, skilled workers and key officers;

•	a failure to successfully implement or realize our business strategies, plans and objectives of management and liquidity, operating and growth initiatives and opportunities;
•	the loss of one or more of our significant customers;
•	our competitive position;
•	market outlook and trends in our industry, including the possibility of reduced investment in, or increased regulation of, nuclear power plants;
•	costs exceeding estimates we use to set fixed-price contracts;
•	harm to our reputation or profitability due to, among other things, internal operational issues, poor subcontractor performances or subcontractor insolvency;
•	potential insolvency or financial distress of third parties, including our customers and suppliers;
•	our contract backlog and related amounts to be recognized as revenue;
•	our ability to maintain our safety record;
•	changes in our credit profile and market conditions affecting our relationships with suppliers, vendors and subcontractors;
•	compliance with environmental, health, safety and other related laws and regulations;
•	our ability to successfully expand our business outside of the U.S.;
•	expiration of the Price-Anderson Act’s indemnification authority;
•	our expected financial condition, future cash flows, results of operations and future capital and other expenditures;

•	the impact of general economic conditions;
•	information technology vulnerabilities and cyberattacks on our networks;
•	our failure to comply with applicable laws and regulations, including, but not limited to, those relating to privacy and anti-bribery;
•	our participation in multiemployer pension plans;
•	the impact of any disruptions resulting from the expiration of collective bargaining agreements;
•	future liabilities, fees and expenses resulting from the Koontz-Wagner bankruptcy filing;
•	availability of raw materials and inventories;
•	the impact of natural disasters and other severe catastrophic events;
•	future income tax payments and utilization of net operating loss and foreign tax credit carryforwards, including any impact relating to the Tax Act or other tax changes;
•	future compliance with orders of and agreements with regulatory agencies;
•	volatility of the market price for our common stock and our stockholders’ ability to resell their shares of common stock;
•	our ability to pay cash dividends in the future;
•	the impact of activist shareholder actions;
•	the impact of future sales of our common stock on the market price of such stock;
•	expected outcomes of legal or regulatory proceedings and their expected effects on our results of operations, including the bankruptcy filing by Koontz-Wagner; and
•	any other statements regarding future growth, future cash needs, future operations, business plans and future financial results.

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

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. Investors should consider the areas of risk and uncertainty described above, as well as those discussed in the 2018 Report under the heading “Item 1A. Risk Factors.” Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and we caution investors not to rely upon them unduly.

The following discussion provides an analysis of the results of continuing operations, an overview of our liquidity and capital resources and other items related to our business. Unless otherwise specified, the financial information and discussion in this Form 10-Q are as of and for the three months ended March 31, 2019 and are based on our continuing operations; they exclude any results of our discontinued operations. Please refer to “Note 5—Changes in Business” to the condensed consolidated financial statements included in this Form 10-Q for additional information on our discontinued operations.

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Form 10-Q and our audited consolidated financial statements and notes thereto included in the 2018 Report.

Backlog

The services we provide are typically carried out under construction contracts, long-term maintenance contracts and master service agreements. Total backlog represents the dollar amount of revenue expected to be recorded in the future for work performed under awarded contracts. Previously, we reported backlog as orders from fixed-price contracts plus the amount of revenue we expected to receive in the next twelve-month period from cost-plus contracts, regardless of the remaining life of the cost-plus contract. However, we believe that reporting the total revenue expected under awarded contracts is more representative of our expected future revenue.

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

The following table summarizes our backlog:

(in thousands)	March 31, 2019	December 31, 2018
Cost plus	$450,246	$487,033
Lump sum	28,460	14,571
Total	$478,706	$501,604

Results of Operations

The following summary and discussion of our results of operations is based on our continuing operations and excludes any results of our discontinued operations.

	Three Months Ended March 31,
(in thousands)	2019	2018
Revenue	$50,652	$43,121
Cost of revenue	43,970	36,671
Gross profit	6,682	6,450

Selling and marketing expenses	240	426
General and administrative expenses	4,762	6,460
Restatement expenses	—	130
Depreciation and amortization expense	72	221
Total operating expenses	5,074	7,237
Operating income (loss)	1,608	(787)

Interest expense, net	1,474	1,378
Other (income) expense, net	(325)	(212)
Income (loss) from continuing operations before income tax	459	(1,953)
Income tax (benefit) expense	64	285
Income (loss) from continuing operations	$395	$(2,238)

Revenue for the three months ended March 31, 2019 increased $7.5 million compared with the corresponding period in 2018 as a result of increases in a number of projects, including a $1.4 million increase from our entry into the nuclear industry in Canada, a $1.3 million increase in midstream oil and gas revenue, and a $0.9 million increase in pre-outage revenue in preparation for the significant outage work that will occur in the second quarter of 2019. Partially offsetting these increases was a decrease of $1.5 million in revenue from dry storage and decommissioning activities due to delays encountered by the customer.

Gross profit for the three months ended March 31, 2019 increased $0.2 million compared with the corresponding period in 2018, while gross margin declined to 13.2% from 15.0%. The decrease in gross margin was due to project mix between the year over year periods and the downward pressure on near-term margins from our entry into the nuclear industry in Canada, as well as the midstream oil and gas and nuclear decommissioning markets.

Operating income for the three months ended March 31, 2019 increased $2.4 million compared with the corresponding period in 2018 due primarily to a $2.2 million decrease in operating expenses. The decrease in operating expenses was due to a $1.7 million decrease in general and administrative expenses, a $0.2 million decrease in selling and marketing expenses, a $0.1 million decrease in depreciation expense and a $0.1 million decrease in restatement expenses due to the wind-down of restatement activities in conjunction with the March 15, 2017 filing of the Annual Report on Form 10-K for the year ended December 31, 2015, which included the restatement of certain prior period financial results.

General and Administrative Expenses

	Three Months Ended March 31,
($ in thousands)	2019	2018
Labor-related expenses	$2,497	$3,820
Stock-based compensation expense	305	161
Professional fees	665	1,466
Other expenses	1,295	1,013
Total	$4,762	$6,460

Total general and administrative expenses for the three months ended March 31, 2019 decreased $1.7 million compared with the corresponding period in 2018. For the three months ended March 31, 2019, total labor-related expenses decreased $1.3 million due primarily to an overall decrease in on-going labor and labor-related expenses compared with the corresponding period in 2018. For the three months ended March 31, 2019, professional fees decreased $0.8 million due to a decrease in audit, legal and other professional fees compared with the corresponding period in 2018 as a result of being current with our SEC filings and the completion of our restructuring plan. These decreases were partially offset by a $0.1 million increase in stock-based compensation expense and a $0.3 million increase in other expenses.

Other (Income) Expense, Net

	Three Months Ended March 31,
($ in thousands)	2019	2018
Interest expense, net	$1,474	$1,378
Other income, net	(325)	(212)
Total	$1,149	$1,166

Total other expense, net, for the three months ended March 31, 2019 was consistent with the corresponding period in 2018. Interest expense, net increased $0.1 million and was offset by a $0.1 million increase in other income, net arising from foreign currency exchange transaction gains in our Canada operations. The increase in interest expense was the net result of higher debt balances at lower interest rates as compared to the corresponding period in 2018.

Income Tax Expense (Benefit)

	Three Months Ended March 31,
($ in thousands)	2019	2018
Income tax expense (benefit)	$64	$285

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

For the three months ended March 31, 2019, we recorded income tax expense from continuing operations of $0.1 million, or 13.9% of pretax income from continuing operations, compared with income tax expense from continuing operations of $0.3 million, or (14.6)% of pretax loss from continuing operations, in the corresponding period of 2018. The difference between our effective tax rate and the federal statutory tax rate for the three months ended March 31, 2019 and 2018 was primarily related to the partial valuation allowance recorded on our U.S. deferred tax assets. The decrease in income tax provision from continuing operations for the three months ended March 31, 2019 compared with the corresponding period in 2018 was primarily related to the $0.2 million increase in indefinite-lived deferred tax assets related to the interest expense addback under Section 163(j) of the Internal Revenue Code and the post-2017 U.S. net operating loss that can be used to offset indefinitely-lived intangible deferred tax liabilities.

Discontinued Operations

See “Note 5—Changes in Business” to the unaudited condensed consolidated financial statements included in this Form 10-Q for information regarding discontinued operations.

Liquidity and Capital Resources

During the three months ended March 31, 2019, we continued to have significant liquidity constraints. Our principal sources of liquidity are borrowings under the MidCap Facility (as MidCap has dominion over our accounts receivable collection depository bank accounts) and managing our working capital. Our principal uses of cash were to pay for labor and subcontract labor, customer contract-related material, operating expenses, restructuring charges from our 2018 restructuring plan, and interest expense on the Centre Lane Facility and MidCap Facility. See discussion in “Note 2—Liquidity” to the unaudited condensed consolidated financial statements included in this Form 10-Q.

Net Cash Flows

Our net consolidated cash flows, including cash flows related to discontinued operations, consisted of the following:

	Three Months Ended March 31,
(in thousands)	2019	2018
Cash flows provided by (used in):
Operating activities	$2,358	$2,207
Investing activities	(68)	265
Financing activities	(3,440)	(186)
Net change in cash, cash equivalents and restricted cash	$(1,150)	$2,286

Cash and Cash Equivalents

As of March 31, 2019, our operating unrestricted cash and cash equivalents decreased by $1.2 million to $3.3 million from $4.5 million as of December 31, 2018. As of March 31, 2019, with the exception of less than $0.1 million, the operating cash balance of $3.3 million was held in U.S. bank accounts.

Operating Activities

Cash flows from operating activities result primarily from earnings sources and are affected by changes in operating assets and liabilities, which consist primarily of working capital balances related to our projects. For the three months ended March 31, 2019, cash provided by operating activities increased slightly to $2.4 million.

During the three months ended March 31, 2019, our working capital provided $1.3 million of cash, primarily as a result of an increase in accounts payable, which was partially offset by increases in accounts receivable and contract assets. All of these increases resulted from the relatively higher level of activity in March 2019 as compared to March 31, 2018.

Investing Activities

Currently, our investing activities do not have a significant impact on our net cash flows.

Financing Activities

The MidCap Facility grants the lender dominion over our depository bank accounts. As such, our weekly borrowings under the MidCap Facility are our primary source of liquidity. During the first quarter, our repayments under the MidCap Facility from customer cash receipts exceeded our borrowings by $3.2 million, reducing the outstanding balance under the MidCap Facility to less than $0.1 million as of March 31, 2019. At any point in time, the outstanding balance under the MidCap Facility is a function of our customer cash receipts and our cash expenditure needs for the following week. For additional information, please refer to “Note 9—Debt” to the condensed consolidated financial statements included in this Form 10-Q.

Effect of Exchange Rate Changes on Cash

For the three months ended March 31, 2019, the effect of exchange rate changes impacted our cash by less than $0.1 million, primarily resulting from fluctuations in the Canadian Dollar against the U.S. Dollar. For the three months ended March 31, 2018, our cash flows were not impacted by fluctuations in foreign currency.

Dividends

We have not paid dividends to holders of our common stock since March 2015, and the terms of the New Centre Lane Facility currently restrict our ability to pay dividends. In addition, declaration and payment of future dividends would depend on many factors, including, but not limited to, our earnings, financial condition, business development needs, regulatory considerations and the terms of the New Centre Lane Facility, and is at the discretion of our Board of Directors. We currently have no plan in place to pay cash dividends.

Liquidity Outlook

As noted in our 2018 Form 10-K, overall, we expect liquidity to improve through 2019 as a result of exiting our former loss-generating businesses and reducing our ongoing operating expenses. However, we may experience periodic short-term constraints on our liquidity as a result of the cash flow requirements of specific projects. A high percentage of our cost of service comes from weekly craft labor payrolls, and the lag between incurrence of those payrolls and the subsequent collection of the resulting customer billings results in negative cash flows for that lag period.  Although we utilize the MidCap Facility to address those lag period negative cash flows, contract terms restricting customer invoicing frequency, delays in customer payments, and underlying surety bonds negatively impact our availability under the MidCap Facility.  Additionally, we anticipate the remaining 2019 cash expenditures related to our 2018 restructuring plan (including payments related to the Koontz-Wagner bankruptcy) will be approximately $2.5 million.

While we believe that we have sufficient resources to satisfy our 2019 working capital requirements, in the event that we are unable to address potential shortfalls in the future, management will need to seek additional funding, which may not be available on reasonable terms, if at all, and may result in management concluding that our liquidity position raises substantial doubt about our ability to continue as a going concern.

Restricted cash balances have remained constant at $0.5 million since the beginning of the year.

For additional information, please refer to “Note 2—Liquidity” to the condensed consolidated financial statements included in this Form 10-Q.

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

As of March 31, 2019, we had a contingent liability for issued and outstanding standby letters of credit, generally issued to secure performance on customer contracts. As of March 31, 2019, we had $2.8 million of outstanding standby letters of credit and there were no amounts drawn upon these letters of credit. In addition, as of March 31, 2019, we had outstanding surety bonds of $59.2 million. Our subsidiaries also provide financial guarantees for certain contractual obligations in the ordinary course of business.

Critical Accounting Policies

On January 1, 2019, we adopted ASU 2016-02. In connection with the adoption, we implemented certain changes to our accounting policies and processes related to lease accounting. For additional information on changes to financial statements, please refer to “Note 3—Recent Accounting Pronouncements” to the condensed consolidated financial statements included in this Form 10-Q. There were no other material changes to our critical accounting policies as set forth in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2018 Report, during the three months ended March 31, 2019.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4.     Controls and Procedures.

The Company has evaluated, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures as of March 31, 2019. This is done in order to ensure that information the Company is required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2019, due to the material weaknesses described in “Item 9A. Controls and Procedures” of the Company’s 2018 Report.

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

Changes in Internal Control over Financial Reporting

Under the applicable SEC rules, management is required to evaluate any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As discussed in “Item 9A. Controls and Procedures” of the 2018 Report, we have undertaken a broad range of remedial procedures to address material weaknesses in our internal control over financial reporting. These remedial procedures continued throughout the three months ended March 31, 2019 and will continue throughout the remainder of 2019.

On January 1, 2019, we adopted ASU 2016-02. In connection with the adoption, we implemented certain changes to our processes and controls related to lease accounting. While we continue to implement remediation efforts and design enhancements to our internal control procedures, we believe there were no other changes to our internal control over financial reporting that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.Legal Proceedings.

The information included in “Note 5—Changes in Business” and “Note 11—Commitments and Contingencies” to the unaudited condensed consolidated financial statements in this Form 10-Q is incorporated by reference into this Item.

Item 1A.Risk Factors.

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. There have not been any material changes to our risk factors from those reported in our 2018 Report.

Item 6.Exhibits.

Exhibit	Description
10.1	Form of Restricted Shares Award Agreement (dated January 22, 2019) (filed as Exhibit 10.42 to our Form 10-K filed the Commission on April 1, 2019 and with incorporated herein by reference).*

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.♦
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.♦
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document♦
101.SCH	XBRL Taxonomy Extension Schema Document♦
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document♦
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document♦
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document♦
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document♦

*Indicates a management contract or compensatory plan or arrangement.

♦ Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS INDUSTRIAL SERVICES GROUP INC.

Date: May 15, 2019	By:	/s/ Timothy M. Howsman
Timothy M. Howsman,
Chief Financial Officer (Duly authorized officer and principal financial and accounting officer of the registrant)