Form 10-Q
period 2019-06-30
Williams Industrial Services Group Inc.
filed 2019-08-14
CIK 1136294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of August 9, 2019, there were 19,028,908 shares of common stock of Williams Industrial Services Group Inc. outstanding.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$3,361	$4,475
Restricted cash	467	467
Accounts receivable, net of allowance of $229 and $140, respectively	27,580	22,724
Contract assets	12,092	8,218
Other current assets	2,247	1,735
Total current assets	45,747	37,619

Property, plant and equipment, net	345	335
Goodwill	35,400	35,400
Intangible assets	12,500	12,500
Other long-term assets	9,074	1,650
Total assets	$103,066	$87,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,101	$2,953
Accrued compensation and benefits	9,372	10,859
Contract liabilities	3,297	3,278
Short-term borrowings	3,642	3,274
Current portion of long-term debt	700	525
Other current liabilities	9,108	5,518
Current liabilities of discontinued operations	370	640
Total current liabilities	36,590	27,047
Long-term debt, net	32,818	32,978
Deferred tax liabilities	2,662	2,682
Other long-term liabilities	5,263	1,396
Long-term liabilities of discontinued operations	4,487	5,188
Total liabilities	81,820	69,291
Commitments and contingencies (Note 9 and 11)
Stockholders’ equity:
Common stock, $0.01 par value, 170,000,000 shares authorized and 19,767,605 and 19,767,605 shares issued, respectively, and 19,019,408 and 18,660,218 shares outstanding, respectively	197	197
Paid-in capital	81,191	80,424
Accumulated other comprehensive loss	(44)	—
Accumulated deficit	(60,089)	(62,397)
Treasury stock, at par (748,197 and 1,107,387 common shares, respectively)	(9)	(11)
Total stockholders’ equity	21,246	18,213
Total liabilities and stockholders’ equity	$103,066	$87,504

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2019	2018	2019	2018
Revenue	$71,466	$47,975	$122,118	$91,096
Cost of revenue	62,274	41,228	106,244	77,899

Gross profit	9,192	6,747	15,874	13,197

Selling and marketing expenses	165	476	405	902
General and administrative expenses	6,474	7,549	11,236	14,116
Restructuring charges	—	2,202	—	2,225
Depreciation and amortization expense	76	220	148	441
Total operating expenses	6,715	10,447	11,789	17,684

Operating income (loss)	2,477	(3,700)	4,085	(4,487)

Interest expense, net	1,519	2,397	2,993	3,775
Other (income) expense, net	(343)	(293)	(668)	(505)
Total other (income) expense, net	1,176	2,104	2,325	3,270

Income (loss) from continuing operations before income tax	1,301	(5,804)	1,760	(7,757)
Income tax (benefit) expense	15	220	79	505
Income (loss) from continuing operations	1,286	(6,024)	1,681	(8,262)

Loss from discontinued operations before income tax	(57)	(2,195)	(121)	(3,903)
Income tax (benefit) expense	(776)	(725)	(748)	(683)
Income (loss) from discontinued operations	719	(1,470)	627	(3,220)

Net income (loss)	$2,005	$(7,494)	$2,308	$(11,482)

Basic earnings (loss) per common share
Income (loss) from continuing operations	$0.07	$(0.33)	$0.09	$(0.46)
Income (loss) from discontinued operations	0.04	(0.08)	0.03	(0.18)
Basic earnings (loss) per common share	$0.11	$(0.41)	$0.12	$(0.63)

Diluted earnings (loss) per common share
Income (loss) from continuing operations	$0.07	$(0.33)	$0.09	$(0.46)
Income (loss) from discontinued operations	0.04	(0.08)	0.03	(0.18)
Diluted earnings (loss) per common share	$0.11	$(0.41)	$0.12	$(0.63)

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net income (loss)	$2,005	$(7,494)	$2,308	$(11,482)
Foreign currency translation adjustment	(62)	—	(44)	—
Comprehensive income (loss)	$1,943	$(7,494)	$2,264	$(11,482)

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Shares
	$0.01 Per Share		Paid-in	Accumulated	Treasury Shares
(in thousands, except share data)	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance, December 31, 2017	19,360,026	$193	$78,910	$(36,962)	(1,413,640)	$(14)	$42,127
Issuance of restricted stock units	167,841	2	(2)	—	—	—	—
Tax withholding on restricted stock units	—	—	(186)	—	(23,161)	—	(186)
Stock-based compensation	—	—	753	—	—	—	753
Net loss	—	—	—	(3,988)	—	—	(3,988)
March 31, 2018	19,527,867	$195	$79,475	$(40,950)	(1,436,801)	$(14)	$38,706
Issuance of restricted stock units	187,738	2	(2)	—	308,523	4	4
Tax withholding on restricted stock units	—	—	(140)	—	(100,569)	(2)	(142)
Stock-based compensation	—	—	490	—	—	—	490
Net loss	—	—	—	(7,494)	—	—	(7,494)
Balance, June 30, 2018	19,715,605	$197	$79,823	$(48,444)	(1,228,847)	$(12)	$31,564

				Accumulated
	Common Shares			Other
	$0.01 Per Share		Paid-in	Comprehensive	Accumulated	Treasury Shares
(in thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Total
Balance, December 31, 2018	19,767,605	$197	$80,424	$—	$(62,397)	(1,107,387)	$(11)	$18,213
Issuance of restricted stock units	—	—	—	—	—	390,901	4	4
Tax withholding on restricted stock units	—	—	(123)	—	—	(50,738)	(2)	(125)
Stock-based compensation	—	—	408	—	—	—	—	408
Foreign currency translation	—	—	—	18	—	—	—	18
Net income	—	—	—	—	303	—	—	303
March 31, 2019	19,767,605	$197	$80,709	$18	$(62,094)	(767,224)	$(9)	$18,821
Issuance of restricted stock units	—	—	—	—	—	19,027	—	—
Stock-based compensation	—	—	482	—	—	—	—	482
Foreign currency translation	—	—	—	(62)	—	—	—	(62)
Net income	—	—	—	—	2,005	—	—	2,005
Balance, June 30, 2019	19,767,605	$197	$81,191	$(44)	$(60,089)	(748,197)	$(9)	$21,246

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2019	2018
Operating activities:
Net income (loss)	$2,308	$(11,482)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Net (income) loss from discontinued operations	(627)	3,220
Deferred income tax provision (benefit)	(20)	403
Depreciation and amortization on plant, property and equipment	148	441
Amortization of deferred financing costs	308	219
Loss on disposals of property, plant and equipment	—	210
Bad debt expense	89	(67)
Stock-based compensation	891	507
Paid-in-kind interest	—	1,301
Changes in operating assets and liabilities, net of businesses sold:
Accounts receivable	(4,945)	4,514
Contract assets	(3,874)	(2,628)
Other current assets	(512)	2,368
Other assets	1,124	(1,079)
Accounts payable	7,148	189
Accrued and other liabilities	(2,738)	2,608
Contract liabilities	19	(943)
Net cash provided by (used in) operating activities, continuing operations	(681)	(219)
Net cash provided by (used in) operating activities, discontinued operations	(344)	(4,110)
Net cash provided by (used in) operating activities	(1,025)	(4,329)
Investing activities:
Purchase of property, plant and equipment	(161)	(114)
Net cash provided by (used in) investing activities, continuing operations	(161)	(114)
Net cash provided by (used in) investing activities, discontinued operations	—	319
Net cash provided by (used in) investing activities	(161)	205
Financing activities:
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(121)	(328)
Proceeds from short-term borrowings	110,746	—
Repayments of short-term borrowings	(110,378)	—
Repayments of long-term debt	(175)	—
Net cash provided by (used in) financing activities, continuing operations	72	(328)
Net cash provided by (used in) financing activities, discontinued operations	—	—
Net cash provided by (used in) financing activities	72	(328)
Net change in cash, cash equivalents and restricted cash	(1,114)	(4,452)
Cash, cash equivalents and restricted cash, beginning of period	4,942	16,156
Cash, cash equivalents and restricted cash, end of period	$3,828	$11,704

Supplemental Disclosures:
Cash paid for interest	$2,355	$1,498
Cash paid for income taxes, net of refunds	$—	$16

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

Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on a basis consistent with that used in the Annual Report on Form 10-K for the year ended December 31, 2018, filed by the Company with the United States (the “U.S.”) Securities and Exchange Commission (“SEC”) on April 1, 2019 (the “2018 Report”). In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, including all normal recurring adjustments necessary to present fairly the unaudited condensed consolidated balance sheets, statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the periods indicated. All significant intercompany transactions have been eliminated. The December 31, 2018 unaudited condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. These unaudited condensed consolidated interim financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the 2018 Report. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for any interim period are not necessarily indicative of operations to be expected for the full year.

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

NOTE 2—LIQUIDITY

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes it will be able to meet its obligations and continue its operations during the twelve-month period following the issuance of this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2019 (this “Form 10-Q”). These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

During 2018, management completed a series of multi-year liquidity initiatives, including:

•	Exiting all of the former Products division businesses;
•	Reducing the corporate headquarters personnel and consolidating the administrative offices into Tucker, Georgia;

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

In early 2019, the Company identified a large, second quarter 2019 customer project which, for approximately a six week timeframe, had very significant working capital requirements. Additionally, the project had an underlying payment and performance surety bond making the resulting receivables unavailable for borrowing under the MidCap Facility. The combination of those two factors, if not addressed, would have resulted in the Company having inadequate cash to continue operations. On March 29, 2019, the Company negotiated a contract amendment with the customer which provided for the payment of the Company’s weekly invoices prior to the related payroll disbursements. Additionally, the Company obtained a consent letter from the lender which increased the Company’s borrowing availability by increasing the concentration limit on a major customer’s receivables during the second quarter. The Company believes the combination of these two measures adequately addressed its near-term liquidity concerns.

As of the date of this Form 10-Q, management has concluded that its plan has alleviated the substantial doubt regarding the Company’s ability to continue as a going concern. However, the Company’s liquidity will be periodically, and for certain intervals, significantly constrained due to the working capital requirements that will be needed to execute its plans to grow the business. The risk factors described in the 2018 Report under the heading “Item 1A. Risk Factors,” are still relevant to the Company’s operations.

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

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other Internal-Use Software (Subtopic 350-40).” This update aligns the requirements for capitalizing costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software, including hosting arrangements that is a service contract over the term of the hosting arrangement. Further, this update requires the presentation of the expense in the statement of income, the presentation of the costs on the statement of financial position and the classification of payments in the statement of cash flows related to capitalized implementation costs to be treated the same as the fees of the associated hosting arrangement. The update is effective for annual periods beginning after December 15, 2019, and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the effect this ASU will have on its results of operations, financial position and cash flows.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820).” This amendment update modifies disclosure requirements related to fair value measurement and will be effective for fiscal years beginning after December 15, 2019 and interim periods thereafter. Implementation on a prospective or retrospective basis varies by specific disclosure requirement. Early adoption is permitted, and the standard allows for early adoption of any removed or modified disclosures upon issuance of the update, while delaying adoption of the additional disclosures until their effective date. The Company is currently evaluating this guidance to determine the impact it may have on its disclosures.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments". This update replaces the incurred loss methodology to record credit losses with a methodology which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods within the fiscal years. Early adoption is permitted for periods beginning on or after January 1, 2019.  The Company is currently evaluating the effect the adoption may have on its results of operations, financial condition and cash flows.

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

The Company elected to utilize the package of practical expedients in ASC 842-10-65-1(f) that, upon adoption of ASU 2016-02, allowed entities to (1) not reassess whether any expired or existing contracts are or contain leases, (2) retain the classification of leases (e.g., operating or finance lease) existing as of the date of adoption and (3) not reassess initial direct costs for any existing leases.

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

The Company primarily leases office space and related equipment, as well as equipment, modular units and vehicles directly used in providing services to our customers. The Company’s leases have remaining lease terms of one to ten years. Most leases contain renewal options for varying periods, which are at the Company’s sole discretion and included in the expected lease term if they are reasonably certain of being exercised. For leases beginning in 2019 and thereafter, the Company accounts for lease components, such as fixed payments including rent, real estate taxes, and insurance costs, separately from the non-lease components, such as common area maintenance costs.

For leases with terms greater than twelve months, the Company records the related right-of-use assets and lease liabilities at the present value of the fixed lease payments over the term at the commencement date. The Company uses its incremental borrowing rate to determine the present value of the lease as the rate implicit in the lease is typically not readily determinable.

Short-term leases (leases with an initial term of twelve months or less or leases that are cancelable by the lessee and lessor without significant penalties) are expensed on a straight-line basis over the lease term. The majority of the Company’s short-term leases relate to equipment used in delivering services to its customers. These leases are entered into at agreed upon hourly, daily, weekly or monthly rental rates for an unspecified duration and typically have a termination for convenience provision. Such equipment leases are considered short-term in nature unless it is reasonably certain that the equipment will be leased for a term greater than twelve months.

The components of lease expense for the three and six months ended June 30, 2019 were as follows:

Lease Cost/(Sublease Income) (in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$1,219	$2,446
Short-term lease cost	711	1,017
Sublease income	(39)	(48)
Total lease cost	$1,891	$3,415

Lease cost related to finance leases were not significant for the three and six months ended June 30, 2019.

Information related to the Company’s right-of use assets and lease liabilities as of June 30, 2019 was as follows:

Lease Assets/Liabilities (in thousands)	Balance Sheet Classification	June 30, 2019
Lease Assets
Right-of-use assets	Other long-term assets	$7,079

Lease Liabilities
Short-term lease liabilities	Other current liabilities	$3,235
Long-term lease liabilities	Other long-term liabilities	4,045
Total lease liabilities		$7,280

Supplemental information related to the Company’s leases for the six months ended June 30, 2019 was as follows:

(in thousands)	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used by operating leases	$2,462
Right-of-use assets obtained in exchange for new operating lease liabilities	9,192
Right-of-use assets obtained in exchange for new finance lease liabilities	27
Weighted-average remaining lease term - operating leases	2.67 years
Weighted-average remaining lease term - finance leases	4.74 years
Weighted-average discount rate - operating leases	9%
Weighted-average discount rate - finance leases	9%

Total remaining lease payments under the Company’s operating and finance leases are as follows:

	Operating Leases	Finance Leases
Year Ended December 31,	(in thousands)
Remainder of 2019	$2,196	$4
2020	2,870	6
2021	2,246	6
2022	599	5
2023	144	5
Thereafter	1	1
Total lease payments	$8,056	$27
Less: interest	(802)	(1)
Present value of lease liabilities	$7,254	$26

NOTE 5—CHANGES IN BUSINESS

Restructuring Charges

In 2018, the Company made the decision to relocate its corporate headquarters to Tucker, Georgia and vacated its existing leased office space in Irving, Texas on September 30, 2018. The Company recorded exit costs related to the leased office space and the termination of certain personnel. The balance of the restructuring accrual is included in other current liabilities on the Company’s unaudited condensed consolidated balance sheets.

The following table shows the restructuring activities for the six months ended June 30, 2019:

	June 30, 2019
(in thousands)	Lease	Severance	Total
Balance, December 31, 2018	$367	$2,889	$3,256
Payments for restructuring	(136)	(1,903)	(2,039)
Balance, June 30, 2019	$231	$986	$1,217

In March 2019, the Company entered into a short-term sublease of its former headquarters facility in which the rental period is co-terminus with the primary lease, which ends in November 2019. Under the sublease arrangement, the sublessee is obligated to pay the Company sublease payments and the Company recognizes those payments as a reduction of the fixed lease costs. The sublease income was immaterial for the three months and six months ended June 30, 2019.

Discontinued Operations

Electrical Solutions

During the fourth quarter of 2017, the Company made the decision to exit and sell its Electrical Solutions segment (which was comprised solely of Koontz-Wagner Custom Controls Holdings LLC (“Koontz-Wagner”), a wholly owned subsidiary of the Company) in an effort to reduce the Company’s outstanding term debt. The Company determined that the decision to exit this segment met the definition of a discontinued operation. As a result, this segment has been presented as a discontinued operation for all periods presented. In connection with the Company’s decision to sell the Electrical Solutions segment, the Company performed an impairment analysis on this segment’s finite- and indefinite-lived intangible assets (customer relationships and trade names, respectively) and determined that their carrying value exceeded their fair value. As a result, in the fourth quarter of 2017, the Company recorded an impairment charge of $9.7 million related to these intangible assets. After the impairment charge, the fair value of this segment’s intangible assets was zero at December 31, 2017. Determining fair value is judgmental in nature and requires the use of significant estimates and assumptions, considered to be Level 3 inputs. There were no non-recurring fair value re-measurements related to the Electrical Solutions segment during the year ended December 31, 2018 or the three and six months ended June 30, 2019.

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

As a result of the July 11, 2018 bankruptcy of Koontz-Wagner, the Company recorded $11.4 million of exit costs, which were included in loss from discontinued operations in the Company’s consolidated statements of operations for the year ended December 31, 2018. These charges consisted of a $4.0 million fee related to a fifth amendment of the Initial Centre Lane Facility, a pension withdrawal liability of $2.9 million related to Koontz-Wagner’s International Brotherhood of Electrical Workers Local Union 1392 multi-employer pension plan, a $1.8 million negotiated settlement of the Company’s guarantee of Koontz-Wagner’s Houston, Texas facility lease agreement and a $2.7 million liability as a result of the Company providing affected Koontz-Wagner employees with 60 days of salary continuation, as well as the difference between each employee’s cost of health care at the time of their employment termination and the cost of continued benefits under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”). The Company satisfied the liability related to the lease guarantee settlement and substantially all of the salary and benefit continuation liability through cash payments by the end of 2018. The pension liability is expected to be satisfied by annual cash payments of $0.3 million each, paid in quarterly installments, over the next twenty years.

Mechanical Solutions

On March 21, 2018, the Company closed on the sale of its office building in Heerlen, Netherlands for $0.3 million, resulting in an immaterial gain on sale, which was reflected in loss from discontinued operations before income tax expense (benefit) in the Company’s unaudited condensed consolidated statement of operations for the six months ended June 30, 2018.

In connection with the sale of its Mechanical Solutions segment during 2017, the Company entered into a transition services agreement with the purchaser to provide certain accounting and administrative services for an initial period of nine months. During the three and six months ended June 30, 2019, the Company did not provide services for the purchaser. For the three and six months ended June 30, 2018, the Company provided $0.1 million and $0.2 million, respectively, in services for the purchaser, which was included in general and administrative expenses from continuing operations in the unaudited condensed consolidated statement of operations.

In April 2019, the purchaser of our former Mechanical Solutions segment went into receivership and in connection with this event, the Company recognized a write down to the estimated fair value of its amounts due of $0.2 million in the three months ended March 31, 2019. This charge was included in general and administrative expenses from continuing operations in the unaudited condensed consolidated statement of operations for the six months ended June 30, 2019. The Company has remaining balances of $0.2 million and $0.8 million included in other current assets and other current liabilities, respectively, on the June 30, 2019 unaudited condensed consolidated balance sheet. Management continues to monitor the status of the bankruptcy proceedings and believes the amounts recorded in its financial statements as of June 30, 2019 materially reflect the fair value of the related asset and liability.

As of June 30, 2019 and December 31, 2018, the Company did not have any assets related to its Electrical and Mechanical Solutions’ discontinued operations. The following table presents a reconciliation of the carrying amounts of major classes of liabilities of Electrical and Mechanical Solutions’ discontinued operations:

(in thousands)	June 30, 2019	December 31, 2018
Liabilities:
Accrued compensation and benefits	$23	$259
Other current liabilities	347	381
Current liabilities of discontinued operations	370	640
Liability for pension obligation	2,745	2,781
Liability for uncertain tax positions	1,742	2,407
Long-term liabilities of discontinued operations	4,487	5,188
Total liabilities of discontinued operations	$4,857	$5,828

The following table presents a reconciliation of the major classes of line items constituting the net income (loss) from discontinued operations. In accordance with GAAP, the amounts in the table below do not include an allocation of corporate overhead.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Revenue
Electrical Solutions	$—	$6,197	$—	$19,041
Total revenue	—	6,197	—	19,041
Cost of revenue
Electrical Solutions	—	6,868	—	20,323
Total cost of revenue	—	6,868	—	20,323

Selling and marketing expenses	—	234	—	173
General and administrative expenses	4	1,223	14	2,366
Gain on disposal - Mechanical Solutions	—	115	—	91
Other	53	(48)	107	(9)
Loss from discontinued operations before income tax	(57)	(2,195)	(121)	(3,903)
Income tax expense (benefit)	(776)	(725)	(748)	(683)
Loss from discontinued operations	$719	$(1,470)	$627	$(3,220)

NOTE 6—REVENUE

Disaggregation of Revenue

Disaggregated revenue by type of contract was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Cost-plus reimbursement contracts	$64,796	$39,332	$108,299	$73,109
Fixed-price contracts	6,670	8,643	13,819	17,987
Total	$71,466	$47,975	$122,118	$91,096

Disaggregated revenue by the geographic area where the work was performed was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
United States	$66,898	$47,975	$116,102	$91,096
Canada	4,568	—	6,016	—
Total	$71,466	$47,975	$122,118	$91,096

Contract Balances

The Company enters into contracts that allow for periodic billings over the contract term that are dependent upon specific advance billing terms, as services are provided, or as milestone billings based on completion of certain phases of work. Projects with performance obligations recognized over time that have costs and estimated earnings recognized to date in excess of cumulative billings are reported in the Company’s unaudited condensed consolidated balance sheets as contract assets. Projects with performance obligations recognized over time that have cumulative billings in excess of costs and estimated earnings recognized to date are reported in the Company’s unaudited condensed consolidated balance sheets as contract liabilities. At any point in time, each project in process could have either contract assets or contract liabilities.

The following table provides information about contract assets and contract liabilities from contracts with customers:

(in thousands)	June 30, 2019	December 31, 2018
Costs incurred on uncompleted contracts	$106,305	$160,368
Earnings recognized on uncompleted contracts	15,795	28,581
Total	122,100	188,949
Less—billings to date	(113,305)	(184,009)
Net	$8,795	$4,940
Contract assets	$12,092	$8,218
Contract liabilities	(3,297)	(3,278)
Net	$8,795	$4,940

For the three and six months ended June 30, 2019, the Company recognized revenue of less than $0.1 million and approximately $0.9 million, respectively, that was included in the corresponding contract liability balance at December 31, 2018.

Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2019:

(in thousands)	Remainder of 2019	2020	2021	Thereafter	Total
Remaining performance obligations	$77,521	$129,521	$99,112	$102,865	$409,019

NOTE 7—EARNINGS (LOSS) PER SHARE

As of June 30, 2019, the Company’s 19,019,408 shares outstanding included 307,164 shares of contingently issued but unvested restricted stock. As of June 30, 2018, the Company’s 18,486,758 shares outstanding included 193,589 shares of contingently issued but unvested restricted stock. Restricted stock is excluded from the calculation of basic weighted average shares outstanding, but its impact, if dilutive, is included in the calculation of diluted weighted average shares outstanding.

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

Basic and diluted earnings (loss) per common share from continuing operations were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Income (loss) from continuing operations	$1,286	$(6,024)	$1,681	$(8,262)

Basic earnings (loss) per common share:
Weighted average common shares outstanding	18,712,244	18,233,226	18,613,097	18,087,368

Basic earnings (loss) per common share	$0.07	$(0.33)	$0.09	$(0.46)

Diluted earnings (loss) per common share:
Weighted average common shares outstanding	18,712,244	18,233,226	18,613,097	18,087,368

Diluted effect:
Unvested portion of restricted stock units and awards	308,863	—	470,334	—
Weighted average diluted common shares outstanding	19,021,107	18,233,226	19,083,431	18,087,368

Diluted earnings (loss) per common share	$0.07	$(0.33)	$0.09	$(0.46)

The weighted average number of shares outstanding used in the computation of basic and diluted loss per common share does not include the effect of the following potentially outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted loss per common share because the effect would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Unvested service-based restricted stock and restricted stock unit awards	228,776	1,515	228,776	1,515
Unvested performance- and market-based restricted stock unit awards	878,147	279,304	878,147	279,304
Stock options	122,000	122,000	122,000	122,000

NOTE 8—INCOME TAXES

The effective income tax rate for continuing operations for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Effective income tax rate for continuing operations	1.2%	(3.8)%	4.5%	(6.5)%

The effective income tax rate differs from the statutory federal income tax rate of 21% primarily because of the full valuation allowances recorded on the Company’s deferred tax assets.

For each of the three and six months ended June 30, 2019, the Company recorded income tax expense from continuing operations of less than $0.1 million, respectively, compared with income tax expense from continuing operations in the corresponding periods in 2018 of $0.2 million and $0.5 million, respectively. The decrease in income tax provision from continuing operations for the three and six months ended June 30, 2019 compared with the corresponding periods in 2018 was primarily related to a $0.5 million increase in indefinite-lived deferred tax assets related to an interest expense addback under Section 163(j) of the Internal Revenue Code and the post-2017 U.S. net operating loss that can be used to offset indefinitely-lived intangible deferred tax liabilities.

As of June 30, 2019 and 2018, the Company would have needed to generate approximately $278.4 million and $259.7 million, respectively, of future financial taxable income to realize its deferred tax assets.

The Company’s foreign subsidiaries may generate earnings that are not subject to U.S. income taxes so long as they are permanently reinvested in its operations outside of the U.S. Pursuant to ASC Topic No. 740-30, undistributed earnings of foreign subsidiaries that are no longer permanently reinvested would become subject to deferred income taxes. As of June 30, 2019 and 2018, the Company did not have any undistributed earnings in its foreign subsidiaries because all of their earnings were either taxed as deemed dividends or included with the provisional estimate of one-time transition tax as of December 31,

2017.

As of June 30, 2019 and December 31, 2018, the Company provided for a total liability of $2.7 million and $3.4 million, respectively, of which $1.8 million and $2.5 million, respectively, was related to discontinued operations, for unrecognized tax benefits related to various federal, foreign and state income tax matters, which was included in long-term deferred tax assets and other long-term liabilities. If recognized, the entire amount of the liability would affect the effective tax rate. As of June 30, 2019, the Company accrued approximately $1.2 million, of which $0.8 million was related to its discontinued operations, in other long-term liabilities for potential payment of interest and penalties related to uncertain income tax positions.

NOTE 9—DEBT

As of June 30, 2019 and December 31, 2018, the Company had the following debt, net of unamortized deferred financing costs:

(in thousands)	June 30, 2019	December 31, 2018
MidCap Facility	$3,642	$3,274
Current portion of New Centre Lane Facility	700	525
Current debt	$4,342	$3,799

New Centre Lane Facility	34,037	34,387
Unamortized deferred financing costs	(1,219)	(1,409)
Long-term debt, net	$32,818	$32,978

Total debt, net	$37,160	$36,777

MidCap Facility

On October 11, 2018, the Company entered into a three-year, $15.0 million Credit and Security Agreement with MidCap Financial Trust (“MidCap”), as agent and as a lender, and other lenders that may be added as a party thereto (the “MidCap Facility”). The MidCap Facility is a secured asset-based revolving credit facility that provides borrowing availability against 85% of eligible accounts receivable and the lesser of 80% of eligible contract assets and $1.0 million, after certain customary exclusions and reserves, and allows for up to $6.0 million of non-cash collateralized letters of credit. The borrowing base eligibility limitations and exclusions that have the most impact on availability under the MidCap facility are customer concentration limits, exclusion of receivables from the Company’s joint ventures, and exclusion of receivables related to projects on which there is an underlying surety bond. The Company can, if necessary, make daily borrowings under the MidCap Facility with same day funding. The outstanding loan balance under the MidCap Facility is reduced through the daily automated sweeping of the Company’s depository accounts to the lender’s account under the terms of deposit account control agreements. As of June 30, 2019 and December 31, 2018, the Company had $3.6 million and $3.3 million, respectively, outstanding under the MidCap Facility, which was included in short-term borrowings on the unaudited condensed consolidated balance sheets. As of June 30, 2019, the Company had $4.6 million in available borrowings under the MidCap facility.

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

The Company’s obligations under the MidCap Facility are secured by first priority liens on substantially all of its assets, other than the Excluded Collateral (as defined in the MidCap Facility), subject to the terms of an intercreditor agreement, dated as of October 11, 2018 (the “Intercreditor Agreement”), entered into by an affiliate of Centre Lane, as a lender under the New Centre Lane Facility (as defined below), and MidCap, as agent, and to which the Company consented. The Intercreditor Agreement was entered into as required by the MidCap Facility and the New Centre Lane Facility. The first priority liens previously granted by the Company and certain of its wholly owned subsidiaries in favor of the Centre Lane affiliate in connection with the New Centre Lane Facility are also subject to the Intercreditor Agreement, which, among other things, specifies the relative lien priorities of the secured parties under each of the MidCap Facility and the New Centre Lane Facility in the relevant collateral. It contains customary provisions regarding, among other things, the rights of the respective secured parties to take enforcement actions against the collateral and certain limitations on amending the documentation governing each of the MidCap

Facility and the New Centre Lane Facility. Additionally, it provides secured parties under each of the MidCap Facility and the New Centre Lane Facility the option, in certain instances, to purchase all outstanding obligations of the Company under the other respective loan.

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

The MidCap Facility requires the Company to regularly provide financial information to the lenders, and, beginning on December 31, 2018, to maintain certain total leverage and fixed charge coverage ratios and meet minimum consolidated adjusted EBITDA and minimum liquidity requirements (each of which as defined in the MidCap Facility). As of June 30, 2019, the Company was in compliance with these requirements.

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

Centre Lane Facilites

In June 2017, the Company refinanced and replaced its then-existing debt with a 4.5-year senior secured term loan facility with an affiliate of Centre Lane Partners, LLC (“Centre Lane”) as Administrative Agent and Collateral Agent, and the other lenders from time to time party thereto (as amended, the “Initial Centre Lane Facility”). The Initial Centre Lane Facility did not provide for working capital borrowings or access to additional letters of credit. These restrictions were addressed when the Company refinanced and replaced the Initial Centre Lane Facility with a new Centre Lane Facility and when it entered into the MidCap Facility discussed above.

On September 18, 2018, the Company refinanced and replaced the Initial Centre Lane Facility, with a four-year, $35.0 million senior secured credit agreement with an affiliate of Centre Lane as Administrative Agent and Collateral Agent, and the other lenders from time to time party thereto (the “New Centre Lane Facility”). The New Centre Lane Facility requires payment of an annual administration fee of $25,000. Borrowings under the New Centre Lane Facility bear interest at LIBOR (with a minimum rate of 2.5%) plus 10% per year, payable monthly in cash. The Company must repay an amount equal to 0.25% of the original aggregate principal amount of the New Centre Lane Facility in consecutive quarterly installments, beginning on December 31, 2018 through June 30, 2019. The Company must repay an amount equal to 0.50% of the original aggregate principal amount of the New Centre Lane Facility in consecutive quarterly installments, beginning on September 30, 2019.

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

The Company’s borrowing rate under the New Centre Lane Facility as of June 30, 2019 was 12.5%.

Letters of Credit and Bonds

In line with industry practice, the Company is often required to provide letters of credit and surety and performance bonds to customers. These letters of credit and bonds provide credit support and security for the customer if the Company fails to perform its obligations under the applicable contract with such customer.

The MidCap Facility allows for up to $6.0 million of non-cash collateralized letters of credit at 6.0% interest, of which the Company had $3.3 million outstanding as of June 30, 2019. There were no amounts drawn upon these letters of credit.

In addition, as of June 30, 2019 and December 31, 2018, the Company had outstanding payment and performance surety bonds of $67.9 million and $51.1 million, respectively.

Deferred Financing Costs

Deferred financing costs are amortized over the terms of the related debt facilities using the effective yield method. The following table summarizes the amortization of deferred financing costs related to the Company's debt facilities and recognized in interest expense on the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Initial Centre Lane Facility	$—	$163	$—	$219
New Centre Lane Facility	95	—	190	—
MidCap Facility	59	—	118	—
Total	$154	$163	$308	$219

The following table summarizes unamortized deferred financing costs on the Company's unaudited condensed consolidated balance sheets:

(in thousands)	Location	June 30, 2019	December 31, 2018
New Centre Lane Facility	Long-term debt, net	$1,219	$1,409
MidCap Facility	Other long-term assets	536	654
Total		$1,755	$2,063

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

The Company’s financial instruments as of June 30, 2019 and December 31, 2018 consisted primarily of cash and cash equivalents, restricted cash, receivables, payables and debt instruments. The carrying values of these financial instruments approximate their respective fair values, as they are either short-term in nature or carry interest rates that are periodically adjusted to market rates.

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

NOTE 12—STOCK-BASED COMPENSATION PLANS

During the first half of 2019, the Company granted 21,500 service-based restricted stock units and 21,500 market-based restricted stock units, both out of treasury stock, at a grant date fair value of $2.60 per share and $0.75 per share, respectively. The service-based restricted stock units will vest ratably over a period of three years; the market-based restricted stock units will vest, in whole or in part, if the stock price goal is met on or before June 30, 2021. The fair value of the market-based restricted stock units is estimated using the Monte Carlo simulation model.

In addition, during the first half of 2019, the Company granted 358,613 service-based restricted stock units under the 2015 Equity Incentive Plan at a grant date fair value of $2.35 per share. These service-based restricted stock units vest ratably over a three-year period beginning on March 31, 2020. The fair value of service-based restricted stock units represents the closing price of the Company’s commons stock on the date of grant.

The Company also awarded 723,577 performance-based restricted stock units under the 2015 Equity Incentive Plan during the first half of 2019. These performance-based restricted stock units vest ratably over a three-year period beginning on March 31, 2020. Performance objectives are established by the Compensation Committee of the Board of Directors (the “Compensation Committee”) on an annual basis. For the 2019 performance period, the performance objective is based on the Company’s backlog performance target as of December 31, 2019. Performance objectives for the two succeeding years will be established by the Compensation Committee in the respective performance period. Award payouts range from a threshold of 50% to a maximum of 200% for each respective annual performance period. The fair value of the performance-based restricted stock units with an established 2019 performance objective represents the closing price of the Company’s common stock on the date of grant. The fair value of the performance-based restricted stock units that will vest on March 31, 2021 and 2022 will be measured in the year that the respective performance objective is established and approved by the Compensation Committee.

During the first half of 2019, the Company granted service-based restricted stock awards out of treasury stock totaling 149,639 shares to its five non-employee directors, which vest in four equal annual installments on January 22 of each of 2020, 2021, 2022 and 2023.

Stock-based compensation expense for the three months ended June 30, 2019 and 2018 was $0.6 million and $0.3 million, respectively, and $0.9 and $0.5 million for the six months ended June 30, 2019 and 2018, respectively, and was included in general and administrative expenses on the Company’s unaudited condensed consolidated statements of operations.

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

The following discussion provides an analysis of the results of continuing operations, an overview of our liquidity and capital resources and other items related to our business. Unless otherwise specified, the financial information and discussion in this Form 10-Q are as of and for the three and six months ended June 30, 2019 and are based on our continuing operations; they exclude any results of our discontinued operations. Please refer to “Note 5—Changes in Business” to the unaudited condensed consolidated financial statements included in this Form 10-Q for additional information on our discontinued operations.

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

Revenue estimates included in our backlog can be subject to change as a result of project accelerations, cancellations or delays due to various factors, including, but not limited to, the customer’s budgetary constraints and adverse weather. These factors can also cause revenue to be recognized in different periods and at levels other than those originally projected. Additional work that is not identified under the original contract is added to our estimated backlog when we reach an agreement with the customer as to the scope and pricing of that additional work. Backlog is reduced as work is performed and revenue is recognized, or upon cancellation.

Backlog is not a measure defined by GAAP, and our methodology for determining backlog may vary from the methodology used by other companies in determining their backlog amounts. Backlog may not be indicative of future operating results and projects in our backlog may be cancelled, modified or otherwise altered by our customers.

The following table summarizes our backlog:

(in thousands)	June 30, 2019	December 31, 2018
Cost plus	$387,377	$487,033
Lump sum	21,642	14,571
Total	$409,019	$501,604

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Backlog - beginning of period	$478,706	$501,604
New awards	1,732	19,018
Adjustments and cancellations, net	47	10,515
Revenue recognized	(71,466)	(122,118)
Backlog - end of period	$409,019	$409,019

Total backlog as of June 30, 2019 was $409.0 million, compared with $501.6 million at December 31, 2018. The decrease in backlog was primarily due to work that was completed during a nuclear outage and the completion of several projects during the first half of 2019. We estimate that approximately $138.3 million, or 33.8% of total backlog at June 30, 2019, will be converted to revenue within the next twelve months. As of December 31, 2018, we estimated that approximately $173.3 million, or 34.6% of total backlog, would convert to revenue in 2019.

Results of Operations

The following summary and discussion of our results of operations is based on our continuing operations and excludes any results of our discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Revenue	$71,466	$47,975	$122,118	$91,096
Cost of revenue	62,274	41,228	106,244	77,899
Gross profit	9,192	6,747	15,874	13,197

Selling and marketing expenses	165	476	405	902
General and administrative expenses	6,474	7,519	11,236	13,956
Restructuring charges	—	2,202	—	2,225
Restatement expenses	—	30	—	160
Depreciation and amortization expense	76	220	148	441
Total operating expenses	6,715	10,447	11,789	17,684
Operating income (loss)	2,477	(3,700)	4,085	(4,487)

Interest expense, net	1,519	2,397	2,993	3,775
Other (income) expense, net	(343)	(293)	(668)	(505)
Income (loss) from continuing operations before income tax	1,301	(5,804)	1,760	(7,757)
Income tax (benefit) expense	15	220	79	505
Income (loss) from continuing operations	$1,286	$(6,024)	$1,681	$(8,262)

Revenue for the three months ended June 30, 2019 increased $23.5 million, or 49.0%, compared with the corresponding period in 2018. The increase was driven primarily by a planned utility outage related to our long term  maintenance and modification contracts of $15.9 million and $7.7 million from contracts in our nuclear projects business, however a decrease of $4.7 million in revenue impacted our decommisioning business and fossil fuel power generation business. Additionally, our recent entry into the nuclear industry in Canada contributed $4.6 million in new business revenue.

Revenue for the six months ended June 30, 2019 increased $31.0 million, or 34.1%, compared with the corresponding period in 2018. The increase was driven primarily by a planned utility outage related to our long term  maintenance and modification contracts of $16.8 million and $13.4 million from contracts in our nuclear projects business, however a decrease of $5.3 million in revenue impacted our decommisioning business and fossil fuel power generation business. Additionally, our recent entry into the nuclear industry in Canada contributed $6.0 million in new business revenue.

Gross profit for the three months ended June 30, 2019 increased $2.4 million, or 36.2%, compared with the corresponding period in 2018, while gross margin declined to 12.9% from 14.1%. The decrease in gross margin reflects the impact of the expected lower margin contributed by a planned utility outage, together with lower margins contributed by the initial scope of work performed for the Canadian project, and the decommissioning and fossil fuel power generation markets.

Gross profit for the six months ended June 30, 2019 increased $2.7 million, or 20.3%, compared with the corresponding period in 2018, while gross margin declined to 13.0% from 14.5%. The decrease in gross margin was due primarily to the lower margin contributed by a planned utility outage, together with lower margins contributed by the initial scope of work performed for the Canadian project, and the decommissioning and fossil fuel power generation markets.

Operating income for the three months ended June 30, 2019 increased $6.2 million compared with the corresponding period in 2018, due primarily to the increase in revenue and related gross profit of $2.4 million. Additionally, operating expenses decreased $3.7 million, as general and administrative expenses and restructuring charges decreased $1.0 million and $2.2 million, respectively, due to the restructuring efforts undertaken in 2018. Furthermore, selling and marketing expenses decreased $0.3 million, as a result of our cost control efforts, and depreciation expense decreased $0.1 million.

Operating income for the six months ended June 30, 2019 increased $8.6 million compared with the corresponding period in 2018. The increase was driven primarily by the increase in revenue and related gross profit of $2.7 million. Additionally, operating expenses decreased $5.9 million, as general and administrative expenses and restructuring charges decreased $2.7 million and $2.2 million, respectively, due to the restructuring efforts undertaken in 2018. Furthermore, selling and marketing expenses decreased $0.5 million, as a result of our cost control efforts, and depreciation expense decreased $0.3 million. The Company also benefited from a $0.2 million decrease in costs related to restatement expenses recognized in 2018 due to the wind-down of restatement activities in conjunction with the March 15, 2017 filing of the Annual Report on Form 10-K for the year ended December 31, 2015, which included the restatement of certain prior period financial results

General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Employee-related expenses	$2,938	$3,873	$5,435	$7,670
Stock-based compensation expense	586	304	891	465
Professional fees	649	1,893	1,314	3,359
Other expenses	2,301	1,449	3,596	2,462
Total	$6,474	$7,519	$11,236	$13,956

Total general and administrative expenses for the three months ended June 30, 2019 decreased $1.0 million, or 13.9%, compared with the corresponding period in 2018. For the three months ended June 30, 2019, employee-related expenses decreased $0.9 million due primarily to an overall decrease in on-going employee and employee-related expenses compared with the corresponding period in 2018. The decrease in employee-related expenses was partially offset by costs recognized in connection with the retirement of our former Chief Financial Officer in June 2019, pursuant to the terms of his employment agreement. For the three months ended June 30, 2019, professional fees decreased $1.2 million compared with the corresponding period in 2018, primarily because of the completion of our restructuring initiatives and becoming current with our SEC reporting obligations. These decreases were partially offset by a $0.3 million increase in stock-based compensation expense and a $0.9 million increase in other expenses. The increase in other expenses was related to costs incurred to support customer relationship activities aimed at supporting our long-term growth plans and costs incurred to support our technology improvement initiatives, of which none were individually significant.

Total general and administrative expenses for the six months ended June 30, 2019 decreased $2.7 million, or 19.5%, compared with the corresponding period in 2018. Employee-related expenses decreased $2.2 million due primarily to our on-going employee and employee-related expense management efforts compared with the corresponding period in 2018. The decrease in employee-related expenses was partially offset by costs recognized in connection with the retirement of our former Chief Financial Officer in June 2019, pursuant to the terms of his employment agreement. For the six months ended June 30, 2019, professional fees decreased $2.0 million compared with the corresponding period in 2018, primarily because of the completion of our restructuring initiatives and becoming current with our SEC reporting obligations. These decreases were partially offset by a $0.4 million increase in stock-based compensation expense and a $1.1 million increase in other expenses. The increase in other expenses was related to costs incurred to support customer relationship activities aimed at supporting our long-term growth plans and other cost increases, of which none were individually significant.

Restructuring Charges

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Severance	—	2,202	—	2,225
Total	$—	$2,202	$—	$2,225

During 2018, we enacted our plan to significantly reduce corporate overhead and staff by consolidating all our administrative activities in our Tucker, Georgia offices. As a result of our restructuring efforts, we incurred $2.2 million in severance charges for each of the three and six months ended June 30, 2018. We completed our restructuring initiative in December 2018; therefore, we did not incur any restructuring charges for the three and six months ended June 30, 2019.

Other (Income) Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Interest expense, net	$1,519	$2,397	$2,993	$3,775
Other income, net	(343)	(293)	(668)	(505)
Total	$1,176	$2,104	$2,325	$3,270

Total other expense, net, for the three months ended June 30, 2019 decreased $0.9 million, or 44.1%, compared with the corresponding period in 2018. Interest expense, net, decreased $0.9 million due to a lower weighted average interest rate on our long-term borrowings, partially offset by higher outstanding debt obligations. The weighted average interest rate on borrowings under the New Centre Lane Facility for the three months ended June 30, 2019 was 12.5% compared with the weighted average interest rate on the Initial Centre Lane Facility of 21.4% in the corresponding period in 2018. The decrease in interest expense was partially offset by a slight increase in other income, net, due to income from our 25% investment in an equity method investment and a foreign currency exchange transaction gain related to our Canada operations.

Total other expense, net, for the six months ended June 30, 2019 decreased $0.9 million, or 28.9%, compared with the corresponding period in 2018. Interest expense, net decreased $0.8 million due to a lower weighted average interest rate on our long-term borrowings, partially offset by higher outstanding debt obligations. The weighted average interest rate on borrowings under the New Centre Lane Facility for the six months ended June 30, 2019 was 12.5% compared with the weighted average interest rate on the Initial Centre Lane Facility of 21.0% in the corresponding period in 2018. The decrease in interest expense was partially offset by a $0.2 million increase in other income, net, due to income from our 25% investment in an equity method investment and a foreign currency exchange transaction gain related to our Canada operations.

Income Tax Expense (Benefit)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Income tax expense (benefit)	$15	$220	$79	$505

Income tax expense for the interim reporting periods is based on estimates of the annual effective tax rate based upon the estimated income during the calendar year, the estimated composition of the income in different jurisdictions, adjusted to reflect the effects of any significant or unusual items which are required to be discretely recognized within the current interim period, if any, in the applicable quarterly periods for settlements of tax audits or assessments and the resolution or identification of tax position uncertainties.

For each of the three and six months ended June 30, 2019, we recorded income tax expense from continuing operations of less than $0.1 million, respectively, compared with income tax expense from continuing operations in the corresponding periods in 2018 of $0.2 million and $0.5 million, respectively. The difference between our effective tax rate and the federal statutory tax rate for the three months ended June 30, 2019 and 2018 was primarily related to the partial valuation allowance recorded on our U.S. deferred tax assets. The decrease in income tax provision from continuing operations for the three months ended June 30, 2019 compared with the corresponding period in 2018 was primarily related to the $0.5 million increase in indefinite-lived deferred tax assets related to the interest expense addback under Section 163(j) of the Internal Revenue Code and the post-2017 U.S. net operating loss that can be used to offset indefinitely-lived intangible deferred tax liabilities.

Discontinued Operations

See “Note 5—Changes in Business” to the unaudited condensed consolidated financial statements included in this Form 10-Q for information regarding discontinued operations.

Liquidity and Capital Resources

During the six months ended June 30, 2019, we continued to have significant liquidity constraints. Our principal sources of liquidity are borrowings under the MidCap Facility (as MidCap has dominion over our accounts receivable collection depository bank accounts) and effective management of our working capital. Our principal uses of cash were to pay for labor and subcontract labor, customer contract-related material, operating expenses, restructuring charges from our 2018 restructuring plan, and interest expense on the New Centre Lane Facility and MidCap Facility. See discussion in “Note 2—Liquidity” to the unaudited condensed consolidated financial statements included in this Form 10-Q.

Net Cash Flows

Our net consolidated cash flows, including cash flows related to discontinued operations, consisted of the following:

	Six Months Ended June 30,
(in thousands)	2019	2018
Cash flows provided by (used in):
Operating activities	$(1,025)	$(4,329)
Investing activities	(161)	205
Financing activities	72	(328)
Net change in cash, cash equivalents and restricted cash	$(1,114)	$(4,452)

Cash and Cash Equivalents

As of June 30, 2019, our operating unrestricted cash and cash equivalents decreased by $1.1 million to $3.4 million from $4.5 million as of December 31, 2018. As of June 30, 2019, with the exception of less than $0.1 million, the operating cash balance of $3.3 million was held in U.S. bank accounts.

Operating Activities

Cash flows used in operating activities was $1.0 million for the six months ended June 30, 2019, an increase of $3.3 million compared with the corresponding period in 2018. The improvement in the operating activities use of cash arose primarily from the increased earnings sources and the reduced requirements to support the discontinued operations. Net working capital assets and liabilities were impacted by the timing of customer billings and the effective control of our working capital requirements.

Investing Activities

Currently, our investing activities do not have a significant impact on our net cash flows.

Financing Activities

The MidCap Facility grants the lender dominion over our depository bank accounts. As such, our weekly borrowings under the MidCap Facility are our primary source of liquidity. During the first half of 2019, our borrowings under the MidCap Facility exceeded our repayments from customer cash receipts by $0.4 million. At any point in time, the outstanding balance under the MidCap Facility is a function of the timing of collections of our customer cash receipts and the timing of our cash expenditure needs for the following week for payment of trade payable obligations and payroll and related tax obligations. For additional information, please refer to “Note 9—Debt” to the unaudited condensed consolidated financial statements included in this Form 10-Q.

Effect of Exchange Rate Changes on Cash

For the three and six months ended June 30, 2019, the effect of Canadian foreign exchange rate changes on our cash balances was not material.

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

Liquidity Outlook

As noted in our 2018 Form 10-K, overall, we expect liquidity to improve through 2019 as a result of exiting our former loss-generating businesses and reducing our ongoing operating expenses. However, we may experience periodic short-term constraints on our liquidity as a result of the cash flow requirements of specific projects. A high percentage of our cost of service comes from weekly craft labor payrolls, and the lag between incurrence of those payrolls and the subsequent collection of the resulting customer billings results in negative cash flows for that lag period.  Although we utilize the MidCap Facility to address those lag period negative cash flows, contract terms restricting customer invoicing frequency, delays in customer payments, and underlying surety bonds negatively impact our availability under the MidCap Facility. Additionally, we anticipate the remaining 2019 cash expenditures related to our 2018 restructuring plan (including payments related to the Koontz-Wagner bankruptcy) will be approximately $1.4 million.

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

For additional information, please refer to “Note 2—Liquidity” to the unaudited condensed consolidated financial statements included in this Form 10-Q.

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

As of June 30, 2019, we had a contingent liability for issued and outstanding standby letters of credit, generally issued to secure performance on customer contracts. As of June 30, 2019, we had $3.3 million of outstanding standby letters of credit and there were no amounts drawn upon these letters of credit. In addition, as of June 30, 2019, we had outstanding surety bonds of $67.9 million. Our subsidiaries also provide financial guarantees for certain contractual obligations in the ordinary course of business.

Critical Accounting Policies

On January 1, 2019, we adopted ASU 2016-02. In connection with the adoption, we implemented certain changes to our accounting policies and processes related to lease accounting. For additional information on changes to financial statements, please refer to “Note 3—Recent Accounting Pronouncements” to the unaudited condensed consolidated financial statements included in this Form 10-Q. There were no other material changes to our critical accounting policies as set forth in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2018 Report, during the three and six months ended June 30, 2019.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4.     Controls and Procedures.

Effective June 21, 2019, the Company’s Chief Financial Officer, Timothy Howsman, resigned from his position with the Company. The June 30, 2019 Form 10-Q has been prepared under the direction of the Company’s Chief Executive Officer and President, Tracy Pagliara, who was appointed interim Chief Financial Officer and principal accounting and financial officer. We have also employed an external accountant to assist with preparation of our consolidated financial statements.

The Company has evaluated, under the supervision of the Company’s Chief Executive Officer, who currently serves as its principa executive and financial officer, the effectiveness of its disclosure controls and procedures as of June 30, 2019. This is done in order to ensure that information the Company is required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Based on this evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2019, due to the material weaknesses described in “Item 9A. Controls and Procedures” of the Company’s 2018 Report.

To address these control weaknesses, the Company performed additional analysis and performed other procedures in order to prepare the unaudited condensed consolidated financial statements in accordance with GAAP.

Notwithstanding the material weaknesses, management has concluded that the unaudited condensed consolidated financial statements included in this Form 10-Q present fairly, in all material aspects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Changes in Internal Control over Financial Reporting

Under the applicable SEC rules, management is required to evaluate any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As discussed in “Item 9A. Controls and Procedures” of the 2018 Report, we have undertaken a broad range of remedial procedures to address material weaknesses in our internal control over financial reporting. These remedial procedures continued throughout the three months ended June 30, 2019 and will continue throughout the remainder of 2019.

Effective June 21, 2019, the Company’s Chief Financial Officer, Timothy Howsman, resigned from his position with the Company. The June 30, 2019 Form 10-Q has been prepared under the direction of the Company’s Chief Executive  Officer and President, Tracy Pagliara, who was appointed interim Chief Financial Officer and principal accounting and financial officer. We have also employed an external accountant to assist with preparation of our consolidated financial statements.

On January 1, 2019, we adopted ASU 2016-02. In connection with the adoption, we implemented certain changes to our processes and controls related to lease accounting. While we continue to implement remediation efforts and design enhancements to our internal control procedures, we believe there were no other changes to our internal control over financial reporting that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.Legal Proceedings.

The information included in “Note 5—Changes in Business—Discontinued Operations—Electrical Solutions” and “Note 11—Commitments and Contingencies” to the unaudited condensed consolidated financial statements in this Form 10-Q is incorporated by reference into this Item.

Item 1A.Risk Factors.

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. There have not been any material changes to our risk factors from those reported in our 2018 Report.

Item 5. Other Information

On August 12, 2019, in connection with the appointment of Charles E. Wheelock as the Company’s Senior Vice President, Chief Administrative Officer, General Counsel & Secretary, the Company entered into an employment agreement (the “Employment Agreement”) with Mr. Wheelock. The Employment Agreement replaces the offer letter that was previously in place between the Company and Mr. Wheelock.

The Employment Agreement provides for an initial term of one year with automatic one-year renewals unless earlier terminated pursuant to the provisions of the Employment Agreement or written notice of non-renewal is delivered by either party at least 90 days prior to the expiration of the then-current term. Under the terms of the Employment Agreement, Mr. Wheelock’s annual base salary is $267,800 and his short-term incentive (“STI”) bonus opportunity target is 50% of his annual base salary.

The Employment Agreement entitles Mr. Wheelock to certain severance benefits if the Company terminates his employment other than for Disability or Cause (including by reason of not renewing the term), or if he terminates his employment for Good Reason (a “Qualified Termination”). In such event, subject to Mr. Wheelock signing and not revoking a release of claims in favor of the Company, the Company would pay him, among other things, continued annual base salary for a 12-month period, subsidized health insurance premiums for 12 months, STI earned for the prior year, if not paid, and, if terminated on or after April 1, a pro-rated STI for the current year based on actual results. If the Qualified Termination occurred within 90 days before or two years after a Change in Control of the Company, then the Company would pay or cause to be paid to Mr. Wheelock the following additional benefits: (i) his target STI for the fiscal year in which the termination occurs (without pro-ration); and (ii) his then-outstanding equity incentive awards would become vested in full (without pro-ration), with any specified performance objectives deemed to be satisfied at the “target” level. The Company would pay lower amounts of severance benefits if Mr. Wheelock’s employment is terminated due to death or Disability. The Employment Agreement also contains standard restrictive covenants. All capitalized terms are as defined in the Employment Agreement.

Item 6.Exhibits.

Exhibit	Description
10.1

Williams Industrial Services Group Inc. 2015 Equity Incentive Plan (as amended and restated as of June 10, 2019) (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on June 11, 2019 and incorporated herein by reference).*

10.2	Form of Time-Based Restricted Share Unit Agreement.*♦

10.3	Form of Cash-Based Performance-Based Award Agreement.*♦

10.4	Separation Agreement, dated June 24, 2019, between the Company and Timothy M. Howsman.*♦
10.5	Employment Agreement, dated August 12, 2019, between the Company and Charles E. Wheelock.*♦
31.1	Certification by the Principal Executive and Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.♦
32.1	Certification by the Principal Executive and Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document♦
101.SCH	XBRL Taxonomy Extension Schema Document♦
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document♦
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document♦
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document♦
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document♦

*Indicates a management contract or compensatory plan or arrangement.

♦ Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS INDUSTRIAL SERVICES GROUP INC.

Date: August 14, 2019	By:	/s/ Tracy D. Pagliara
Tracy D. Pagliara,
President, Chief Executive Officer and Interim Chief Financial Officer (Duly authorized officer and principal executive, financial and accounting officer of the registrant)