Form 10-Q
period 2019-09-30
Williams Industrial Services Group Inc.
filed 2019-11-14
CIK 1136294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 8, 2019, there were 19,057,195 shares of common stock of Williams Industrial Services Group Inc. outstanding.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$2,004	$4,475
Restricted cash	468	467
Accounts receivable, net of allowance of $193 and $140, respectively	30,514	22,724
Contract assets	12,377	8,218
Other current assets	3,653	1,735
Total current assets	49,016	37,619

Property, plant and equipment, net	285	335
Goodwill	35,400	35,400
Intangible assets	12,500	12,500
Other long-term assets	8,752	1,650
Total assets	$105,953	$87,504

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,969	$2,953
Accrued compensation and benefits	9,233	10,859
Contract liabilities	5,317	3,278
Short-term borrowings	3,898	3,274
Current portion of long-term debt	700	525
Other current liabilities	9,807	5,518
Current liabilities of discontinued operations	342	640
Total current liabilities	40,266	27,047
Long-term debt, net	32,738	32,978
Deferred tax liabilities	2,614	2,682
Other long-term liabilities	4,736	1,396
Long-term liabilities of discontinued operations	4,466	5,188
Total liabilities	84,820	69,291
Commitments and contingencies (Note 9 and 11)
Stockholders’ equity:
Common stock, $0.01 par value, 170,000,000 shares authorized and 19,794,270 and 19,767,605 shares issued, respectively, and 19,057,195 and 18,660,218 shares outstanding, respectively	198	197
Paid-in capital	81,380	80,424
Accumulated other comprehensive loss	(27)	—
Accumulated deficit	(60,409)	(62,397)
Treasury stock, at par (737,075 and 1,107,387 common shares, respectively)	(9)	(11)
Total stockholders’ equity	21,133	18,213
Total liabilities and stockholders’ equity	$105,953	$87,504

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2019	2018	2019	2018
Revenue	$56,862	$53,467	$178,980	$144,563
Cost of revenue	50,906	43,255	157,150	121,154

Gross profit	5,956	10,212	21,830	23,409

Selling and marketing expenses	63	397	468	1,299
General and administrative expenses	5,091	7,529	16,327	21,645
Restructuring charges	—	1,436	—	3,661
Depreciation and amortization expense	77	192	225	633
Total operating expenses	5,231	9,554	17,020	27,238

Operating income (loss)	725	658	4,810	(3,829)

Interest expense, net	1,511	3,622	4,504	7,397
Other (income) expense, net	(485)	(339)	(1,153)	(844)
Total other (income) expense, net	1,026	3,283	3,351	6,553

Income (loss) from continuing operations before income tax	(301)	(2,625)	1,459	(10,382)
Income tax (benefit) expense	62	215	141	720
Income (loss) from continuing operations	(363)	(2,840)	1,318	(11,102)

Loss from discontinued operations before income tax	(54)	(10,619)	(175)	(14,522)
Income tax (benefit) expense	(97)	17	(845)	(666)
Income (loss) from discontinued operations	43	(10,636)	670	(13,856)

Net income (loss)	$(320)	$(13,476)	$1,988	$(24,958)

Basic earnings (loss) per common share
Income (loss) from continuing operations	$(0.02)	$(0.16)	$0.07	$(0.61)
Income (loss) from discontinued operations	—	(0.58)	0.04	(0.76)
Basic earnings (loss) per common share	$(0.02)	$(0.74)	$0.11	$(1.37)

Diluted earnings (loss) per common share
Income (loss) from continuing operations	$(0.02)	$(0.16)	$0.07	$(0.61)
Income (loss) from discontinued operations	—	(0.58)	0.03	(0.76)
Diluted earnings (loss) per common share	$(0.02)	$(0.74)	$0.10	$(1.37)

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net income (loss)	$(320)	$(13,476)	$1,988	$(24,958)
Foreign currency translation adjustment	17	—	(27)	—
Comprehensive income (loss)	$(303)	$(13,476)	$1,961	$(24,958)

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

	Common Shares
	$0.01 Per Share		Paid-in	Accumulated	Treasury Shares
(in thousands, except share data)	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance, December 31, 2017	19,360,026	$193	$78,910	$(36,962)	(1,413,640)	$(14)	$42,127
Issuance of restricted stock units	167,841	2	(2)	—	—	—	—
Tax withholding on restricted stock units	—	—	(186)	—	(23,161)	—	(186)
Stock-based compensation	—	—	753	—	—	—	753
Net loss	—	—	—	(3,988)	—	—	(3,988)
March 31, 2018	19,527,867	$195	$79,475	$(40,950)	(1,436,801)	$(14)	$38,706
Issuance of restricted stock units	187,738	2	(2)	—	308,523	4	4
Tax withholding on restricted stock units	—	—	(140)	—	(100,569)	(2)	(142)
Stock-based compensation	—	—	490	—	—	—	490
Net loss	—	—	—	(7,494)	—	—	(7,494)
June 30, 2018	19,715,605	$197	$79,823	$(48,444)	(1,228,847)	$(12)	$31,564
Issuance of restricted stock units	—	—	4	—	38,608	—	4
Tax withholding on restricted stock units	—	—	(31)	—	(10,421)	—	(31)
Stock-based compensation	—	—	250	—	—	—	250
Net loss	—	—	—	(13,476)	—	—	(13,476)
Balance, September 30, 2018	19,715,605	$197	$80,046	$(61,920)	(1,200,660)	$(12)	$18,311

				Accumulated
	Common Shares			Other
	$0.01 Per Share		Paid-in	Comprehensive	Accumulated	Treasury Shares
(in thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Total
Balance, December 31, 2018	19,767,605	$197	$80,424	$—	$(62,397)	(1,107,387)	$(11)	$18,213
Issuance of restricted stock units	—	—	—	—	—	390,901	4	4
Tax withholding on restricted stock units	—	—	(123)	—	—	(50,738)	(2)	(125)
Stock-based compensation	—	—	408	—	—	—	—	408
Foreign currency translation	—	—	—	18	—	—	—	18
Net income	—	—	—	—	303	—	—	303
March 31, 2019	19,767,605	$197	$80,709	$18	$(62,094)	(767,224)	$(9)	$18,821
Issuance of restricted stock units	—	—	—	—	—	19,027	—	—
Tax withholding on restricted stock units	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	482	—	—	—	—	482
Foreign currency translation	—	—	—	(62)	—	—	—	(62)
Net income	—	—	—	—	2,005	—	—	2,005
June 30, 2019	19,767,605	$197	$81,191	$(44)	$(60,089)	(748,197)	$(9)	$21,246
Issuance of restricted stock units	26,665	1	—	—	—	27,391	—	1
Tax withholding on restricted stock units	—	—	(34)	—	—	(16,269)	—	(34)
Stock-based compensation	—	—	223	—	—	—	—	223
Foreign currency translation	—	—	—	17	—	—	—	17
Net income	—	—	—	—	(320)	—	—	(320)
Balance, September 30, 2019	19,794,270	$198	$81,380	$(27)	$(60,409)	(737,075)	$(9)	$21,133

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2019	2018
Operating activities:
Net income (loss)	$1,988	$(24,958)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Net (income) loss from discontinued operations	(670)	13,856
Deferred income tax provision (benefit)	(68)	608
Depreciation and amortization on plant, property and equipment	225	633
Amortization of deferred financing costs	462	1,475
Loss on disposals of property, plant and equipment	—	210
Bad debt expense	53	(90)
Stock-based compensation	1,114	697
Paid-in-kind interest	—	1,964
Restructuring charges	—	3,661
Changes in operating assets and liabilities, net of businesses sold:
Accounts receivable	(7,843)	(2,860)
Contract assets	(4,159)	2,336
Other current assets	(1,918)	2,453
Other assets	1,404	(1,400)
Accounts payable	8,016	2,021
Accrued and other liabilities	(2,705)	3,643
Contract liabilities	2,039	(4,261)
Net cash provided by (used in) operating activities, continuing operations	(2,062)	(12)
Net cash provided by (used in) operating activities, discontinued operations	(350)	(6,685)
Net cash provided by (used in) operating activities	(2,412)	(6,697)
Investing activities:
Purchase of property, plant and equipment	(178)	(123)
Net cash provided by (used in) investing activities, continuing operations	(178)	(123)
Net cash provided by (used in) investing activities, discontinued operations	—	319
Net cash provided by (used in) investing activities	(178)	196
Financing activities:
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(154)	(351)
Debt issuance costs	—	(1,520)
Proceeds from short-term borrowings	163,040	—
Repayments of short-term borrowings	(162,416)	—
Proceeds from long-term debt	—	33,679
Repayments of long-term debt	(350)	(31,154)
Net cash provided by (used in) financing activities, continuing operations	120	654
Net cash provided by (used in) financing activities, discontinued operations	—	—
Net cash provided by (used in) financing activities	120	654
Net change in cash, cash equivalents and restricted cash	(2,470)	(5,847)
Cash, cash equivalents and restricted cash, beginning of period	4,942	16,156
Cash, cash equivalents and restricted cash, end of period	$2,472	$10,309

Supplemental Disclosures:
Cash paid for interest	$3,527	$3,555
Cash paid for income taxes, net of refunds	$—	$16
Noncash amendment fee related to term loan	$—	$4,000

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

Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on a basis consistent with that used in the Annual Report on Form 10-K for the year ended December 31, 2018, filed by the Company with the U.S. Securities and Exchange Commission (“SEC”) on April 1, 2019 (the “2018 Report”). In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, including all normal recurring adjustments, necessary to present fairly the unaudited condensed consolidated balance sheets and statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the periods indicated. All significant intercompany transactions have been eliminated. The December 31, 2018 unaudited condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. These unaudited condensed consolidated interim financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the 2018 Report. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for any interim period are not necessarily indicative of operations to be expected for the full year.

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

NOTE 2—LIQUIDITY

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes it will be able to meet its obligations and continue its operations during the twelve-month period following the issuance of this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2019 (this “Form 10-Q”). These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

As of the date of this Form 10-Q, management has concluded that its plan has alleviated the substantial doubt regarding the Company’s ability to continue as a going concern. While management believes that the Company has sufficient resources to satisfy its 2019 working capital requirements, the Company is currently engaged in a process to refinance its existing credit facilities with Centre Lane and MidCap. In addition, the Company intends to file a registration statement on Form S-1 with the SEC for a rights offering to existing holders of the Company’s common stock. However, the Company’s liquidity will be periodically, and for certain intervals, significantly constrained due to the working capital requirements that will be needed to execute its plans to grow the business. In the event the Company is unable to close on the new credit facility through its refinancing process, and are unable to address potential liquidity shortfalls in the future, the Company will need to seek additional funding, which may not be available on reasonable terms, if at all, and may result in management concluding that our liquidity position raises substantial doubt about our ability to continue as a going concern.  The risk factors described in the 2018 Report under the heading “Item 1A. Risk Factors,” are still relevant to the Company’s operations.

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

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other Internal-Use Software (Subtopic 350-40).” This update aligns the requirements for capitalizing costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software, including hosting arrangements that are service contracts, over the term of the hosting arrangement. Further, this update requires the presentation of the expense in the statement of income, the presentation of the costs on the statement of financial position and the classification of payments in the statement of cash flows related to capitalized implementation costs to be treated the same as the fees of the associated hosting arrangement. The update is effective for annual periods beginning after December 15, 2019, and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the effect this ASU will have on its results of operations, financial position and cash flows.

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments". This update replaces the incurred loss methodology to record credit losses with a methodology which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. The Company will be required to adopt ASU 2016-13 for its annual periods beginning after December 15, 2022, and interim periods within the fiscal years. Early adoption is permitted for periods beginning on or after January 1, 2019. The Company is currently evaluating the effect the adoption may have on its results of operations, financial condition and cash flows.

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

The components of lease expense for the three and nine months ended September 30, 2019 were as follows:

Lease Cost/(Sublease Income) (in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$1,223	$3,669
Short-term lease cost	463	1,480
Sublease income	(38)	(86)
Total lease cost	$1,648	$5,063

Lease cost related to finance leases was not significant for the three and nine months ended September 30, 2019.

Information related to the Company’s right-of-use assets and lease liabilities as of September 30, 2019 was as follows:

Lease Assets/Liabilities (in thousands)	Balance Sheet Classification	September 30, 2019
Lease Assets
Right-of-use assets	Other long-term assets	$6,349

Lease Liabilities
Short-term lease liabilities	Other current liabilities	$3,046
Long-term lease liabilities	Other long-term liabilities	3,495
Total lease liabilities		$6,541

Supplemental information related to the Company’s leases for the nine months ended September 30, 2019 was as follows:

(in thousands)	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used by operating leases	$3,696
Right-of-use assets obtained in exchange for new operating lease liabilities	9,701
Right-of-use assets obtained in exchange for new finance lease liabilities	27
Weighted-average remaining lease term - operating leases	2.25 years
Weighted-average remaining lease term - finance leases	4.48 years
Weighted-average discount rate - operating leases	9%
Weighted-average discount rate - finance leases	9%

Total remaining lease payments under the Company’s operating and finance leases are as follows:

	Operating Leases	Finance Leases
Year Ended December 31,	(in thousands)
Remainder of 2019	$1,136	$1
2020	3,060	6
2021	2,208	6
2022	646	6
2023	144	6
Thereafter	1	1
Total lease payments	$7,195	$26
Less: interest	(678)	(1)
Present value of lease liabilities	$6,517	$25

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

The following table shows the restructuring activities for the nine months ended September 30, 2019:

	September 30, 2019
(in thousands)	Lease	Severance	Total
Balance, December 31, 2018	$367	$2,889	$3,256
Payments for restructuring	(196)	(2,502)	(2,698)
Balance, September 30, 2019	$171	$387	$558

In March 2019, the Company entered into a short-term sublease of its former headquarters facility in which the rental period is co-terminus with the primary lease, which ends in November 2019. Under the sublease arrangement, the sublessee is obligated to pay the Company sublease payments and the Company recognizes those payments as a reduction of the fixed lease costs. The sublease income was immaterial for each of the three and nine months ended September 30, 2019.

Discontinued Operations

Electrical Solutions

During the fourth quarter of 2017, the Company made the decision to exit and sell its Electrical Solutions segment (which was comprised solely of Koontz-Wagner Custom Controls Holdings LLC (“Koontz-Wagner”), a wholly owned subsidiary of the Company) in an effort to reduce the Company’s outstanding term debt. The Company determined that the decision to exit this segment met the definition of a discontinued operation. As a result, this segment has been presented as a discontinued operation for all periods presented. In connection with the Company’s decision to sell the Electrical Solutions segment, the Company performed an impairment analysis on this segment’s finite- and indefinite-lived intangible assets (customer relationships and trade names, respectively) and determined that their carrying value exceeded their fair value. As a result, in the fourth quarter of 2017, the Company recorded an impairment charge of $9.7 million related to these intangible assets. After the impairment charge, the fair value of this segment’s intangible assets was zero at December 31, 2017. Determining fair value is judgmental in nature and requires the use of significant estimates and assumptions, considered to be Level 3 inputs. There were no non-recurring fair value re-measurements related to the Electrical Solutions segment during the year ended December 31, 2018 or the three and nine months ended September 30, 2019.

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

Mechanical Solutions

On March 21, 2018, the Company closed on the sale of its office building in Heerlen, Netherlands for $0.3 million, resulting in an immaterial gain on sale, which was reflected in loss from discontinued operations before income tax expense (benefit) in the Company’s unaudited condensed consolidated statement of operations for the nine months ended September 30, 2018.

In connection with the sale of its Mechanical Solutions segment during 2017, the Company entered into a transition services agreement with the purchaser to provide certain accounting and administrative services for an initial period of nine months. During the three and nine months ended September 30, 2019, the Company did not provide services for the purchaser. For the three and nine months ended September 30, 2018, the Company provided less than $0.1 million and $0.3 million, respectively, in services for the purchaser, which was included in general and administrative expenses from continuing operations in the unaudited condensed consolidated statement of operations.

In April 2019, the purchaser of our former Mechanical Solutions segment went into receivership and in connection with this event, the Company recognized a write down to the estimated fair value of its amounts due of $0.2 million in the three months ended March 31, 2019. This charge was included in general and administrative expenses from continuing operations in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2019. The Company has remaining balances of $0.2 million and $0.8 million included in other current assets and other current liabilities, respectively, on the September 30, 2019 unaudited condensed consolidated balance sheet. Management continues to monitor the status of the bankruptcy proceedings and believes the amounts recorded in its financial statements as of September 30, 2019 materially reflect the fair value of the related asset and liability.

As of September 30, 2019 and December 31, 2018, the Company did not have any assets related to its Electrical and Mechanical Solutions’ discontinued operations. The following table presents a reconciliation of the carrying amounts of major classes of liabilities of Electrical and Mechanical Solutions’ discontinued operations:

(in thousands)	September 30, 2019	December 31, 2018
Liabilities:
Accrued compensation and benefits	$—	$259
Other current liabilities	342	381
Current liabilities of discontinued operations	342	640
Liability for pension obligation	2,726	2,781
Liability for uncertain tax positions	1,740	2,407
Long-term liabilities of discontinued operations	4,466	5,188
Total liabilities of discontinued operations	$4,808	$5,828

The following table presents a reconciliation of the major classes of line items constituting the net income (loss) from discontinued operations. In accordance with GAAP, the amounts in the table below do not include an allocation of corporate overhead.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Revenue
Electrical Solutions	$—	$3,218	$—	$22,259
Total revenue	—	3,218	—	22,259
Cost of revenue
Electrical Solutions	—	4,290	—	24,613
Total cost of revenue	—	4,290	—	24,613

Selling and marketing expenses	—	34	—	207
General and administrative expenses	1	268	15	2,634
Loss on disposal - Electrical Solutions	—	9,274	—	9,274
Loss on disposal - Mechanical Solutions	—	—	—	91
Other	53	(29)	160	(38)
Loss from discontinued operations before income tax	(54)	(10,619)	(175)	(14,522)
Income tax expense (benefit)	(97)	17	(845)	(666)
Income (loss) from discontinued operations	$43	$(10,636)	$670	$(13,856)

NOTE 6—REVENUE

Disaggregation of Revenue

Disaggregated revenue by type of contract was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Cost-plus reimbursement contracts	$47,128	$45,506	$155,427	$118,614
Fixed-price contracts	9,734	7,961	23,553	25,949
Total	$56,862	$53,467	$178,980	$144,563

Disaggregated revenue by the geographic area where the work was performed was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
United States	$51,858	$53,467	$167,960	$144,563
Canada	5,004	—	11,020	—
Total	$56,862	$53,467	$178,980	$144,563

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

The following table provides information about contract assets and contract liabilities from contracts with customers:

(in thousands)	September 30, 2019	December 31, 2018
Costs incurred on uncompleted contracts	$157,211	$160,368
Earnings recognized on uncompleted contracts	21,750	28,581
Total	178,961	188,949
Less—billings to date	(171,901)	(184,009)
Net	$7,060	$4,940
Contract assets	$12,377	$8,218
Contract liabilities	(5,317)	(3,278)
Net	$7,060	$4,940

For the three and nine months ended September 30, 2019, the Company recognized revenue of less than $0.1 million and approximately $1.0 million, respectively, that was included in the corresponding contract liability balance at December 31, 2018.

Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of September 30, 2019:

(in thousands)	Remainder of 2019	2020	2021	Thereafter	Total
Remaining performance obligations	$52,346	$130,566	$99,548	$108,173	$390,633

NOTE 7—EARNINGS (LOSS) PER SHARE

As of September 30, 2019, the Company’s 19,057,195 shares outstanding included 307,164 shares of contingently issued but unvested restricted stock. As of September 30, 2018, the Company’s 18,514,945 shares outstanding included 193,589 shares of contingently issued but unvested restricted stock. Restricted stock is excluded from the calculation of basic weighted average shares outstanding, but its impact, if dilutive, is included in the calculation of diluted weighted average shares outstanding.

Basic earnings (loss) per common share are calculated by dividing net income (loss) by the weighted average common shares outstanding during the period. Diluted earnings (loss) per common share are based on the weighted average common shares outstanding during the period, adjusted for the potential dilutive effect of common shares that would be issued upon the vesting and release of restricted stock awards and units and stock options, if any.

Basic and diluted earnings (loss) per common share from continuing operations were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Income (loss) from continuing operations	$(363)	$(2,840)	$1,318	$(11,102)

Basic earnings (loss) per common share:
Weighted average common shares outstanding	18,732,402	18,315,180	18,653,301	18,164,141

Basic earnings (loss) per common share	$(0.02)	$(0.16)	$0.07	$(0.61)

Diluted earnings (loss) per common share:
Weighted average common shares outstanding	18,732,402	18,315,180	18,653,301	18,164,141

Diluted effect:
Unvested portion of restricted stock units and awards	—	—	323,318	—
Weighted average diluted common shares outstanding	18,732,402	18,315,180	18,976,619	18,164,141

Diluted earnings (loss) per common share	$(0.02)	$(0.16)	$0.07	$(0.61)

The weighted average number of shares outstanding used in the computation of basic and diluted loss per common share does not include the effect of the following potentially outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted loss per common share because the effect would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Unvested service-based restricted stock and restricted stock unit awards	196,910	425,036	211,243	1,515
Unvested performance- and market-based restricted stock unit awards	618,482	688,812	618,482	688,812
Stock options	122,000	122,000	122,000	122,000

NOTE 8—INCOME TAXES

The effective income tax rate for continuing operations for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Effective income tax rate for continuing operations	(20.6)%	(8.2)%	9.7%	(6.9)%

The effective income tax rate differs from the statutory federal income tax rate of 21% primarily because of the full valuation allowances recorded on the Company’s deferred tax assets.

For the three months ended September 30, 2019, the Company recorded income tax expense from continuing operations of less than $0.1 million compared with income tax expense from continuing operations of $0.2 million in the corresponding period in 2018. For the nine months ended September 30, 2019, the Company recorded income tax expense from continuing operations of $0.2 million compared with income tax expense from continuing operations of $0.7 million in the corresponding period in 2018. The decrease in income tax provision from continuing operations for the three and nine months ended September 30, 2019 compared with the corresponding periods in 2018 was primarily related to a $0.6 million increase in indefinite-lived deferred tax assets related to an interest expense addback under Section 163(j) of the Internal Revenue Code and the post-2017 U.S. net operating loss that can be used to offset indefinitely-lived intangible deferred tax liabilities.

As of September 30, 2019 and 2018, the Company would have needed to generate approximately $276.0 million and $273.3 million, respectively, of future financial taxable income to realize its deferred tax assets.

The Company’s foreign subsidiaries may generate earnings that are not subject to U.S. income taxes so long as they are permanently reinvested in its operations outside of the U.S. Pursuant to ASC Topic No. 740-30, undistributed earnings of foreign subsidiaries that are no longer permanently reinvested would become subject to deferred income taxes. As of September 30, 2019 and 2018, the Company did not have any undistributed earnings in its foreign subsidiaries because all of their earnings were either taxed as deemed dividends or included with the provisional estimate of one-time transition tax as of December 31, 2017.

As of September 30, 2019 and December 31, 2018, the Company provided for a total liability of $2.8 million and $3.4 million, respectively, of which $1.7 million and $2.5 million, respectively, was related to discontinued operations, for unrecognized tax benefits related to various federal, foreign and state income tax matters, which was included in other long-term assets and deferred tax liabilities. If recognized, the entire amount of the liability would affect the effective tax rate. As of September 30, 2019, the Company accrued approximately $1.2 million, of which $0.7 million was related to its discontinued operations, in other long-term liabilities for potential payment of interest and penalties related to uncertain income tax positions.

NOTE 9—DEBT

As of September 30, 2019 and December 31, 2018, the Company had the following debt, net of unamortized deferred financing costs:

(in thousands)	September 30, 2019	December 31, 2018
MidCap Facility	$3,898	$3,274
Current portion of New Centre Lane Facility	700	525
Current debt	$4,598	$3,799

New Centre Lane Facility	33,862	34,387
Unamortized deferred financing costs	(1,124)	(1,409)
Long-term debt, net	$32,738	$32,978

Total debt, net	$37,336	$36,777

MidCap Facility

On October 11, 2018, the Company entered into a three-year, $15.0 million Credit and Security Agreement with MidCap Financial Trust (“MidCap”), as agent and as a lender, and other lenders that may be added as a party thereto (the “MidCap Facility”). The MidCap Facility is a secured asset-based revolving credit facility that provides borrowing availability against 85% of eligible accounts receivable and the lesser of 80% of eligible contract assets and $1.0 million, after certain customary exclusions and reserves, and allows for up to $6.0 million of non-cash collateralized letters of credit. The borrowing base eligibility limitations and exclusions that have the most impact on availability under the MidCap Facility are customer concentration limits, exclusion of receivables from the Company’s joint ventures, and exclusion of receivables related to projects on which there is an underlying surety bond. The Company can, if necessary, make daily borrowings under the MidCap Facility with same day funding. The outstanding loan balance under the MidCap Facility is reduced through the daily automated sweeping of the Company’s depository accounts to the lender’s account under the terms of deposit account control agreements. As of September 30, 2019 and December 31, 2018, the Company had $3.9 million and $3.3 million, respectively, outstanding under the MidCap Facility, which was included in short-term borrowings on the unaudited condensed consolidated balance sheets. As of September 30, 2019, the Company had $6.4 million in available borrowings under the MidCap facility.

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

The MidCap Facility requires the Company to regularly provide financial information to the lenders, and, beginning on December 31, 2018, to maintain certain total leverage and fixed charge coverage ratios and meet minimum consolidated adjusted EBITDA and minimum liquidity requirements (each of which as defined in the MidCap Facility). The Company determined that it was not in compliance with these covenants as of the last day of its third quarter, and accordingly, on November 14, 2019, the Company entered into an amendment to the MidCap Facility that changed the required levels of both financial covenants so that the Company is now in compliance with the MidCap Facility as amended as of September 29, 2019. The Company’s expense related to this amendment was $0.1 million and will be reflected in the consolidated statement of operations for the year ended December 31, 2019.

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

Centre Lane Facilities

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

On September 18, 2018, the Company refinanced and replaced the Initial Centre Lane Facility with a four-year, $35.0 million senior secured credit agreement with an affiliate of Centre Lane as Administrative Agent and Collateral Agent, and the other lenders from time to time party thereto (the “New Centre Lane Facility”). The New Centre Lane Facility requires payment of an annual administration fee of $25,000. Borrowings under the New Centre Lane Facility bear interest at LIBOR (with a minimum rate of 2.5%) plus 10.0% per year, payable monthly in cash. The Company must repay an amount equal to 0.25% of the original aggregate principal amount of the New Centre Lane Facility in consecutive quarterly installments, beginning on December 31, 2018 through June 30, 2019. The Company must repay an amount equal to 0.5% of the original aggregate principal amount of the New Centre Lane Facility in consecutive quarterly installments, beginning on September 30, 2019.

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

The Company’s borrowing rate under the New Centre Lane Facility as of September 30, 2019 was 12.5%.

The New Centre Lane Facility requires the Company to regularly provide financial information to the lenders, and, beginning on December 31, 2018, to maintain certain total leverage and fixed charge coverage ratios and meet minimum consolidated adjusted EBITDA and minimum liquidity requirements (each of which as defined in the New Centre Lane Facility). The Company determined that it was not in compliance with these covenants as of the last day of its third quarter, and accordingly, on November 14, 2019, the Company entered into an amendment to the New Centre Lane Facility that changed the required levels of both financial covenants so that the Company is now in compliance with the New Centre Lane Facility as amended as of September 29, 2019. The Company’s expense related to this amendment was $0.3 million and will be reflected in the consolidated statement of operations for the year ended December 31, 2019.

Letters of Credit and Bonds

In line with industry practice, the Company is often required to provide letters of credit and surety and performance bonds to customers. These letters of credit and bonds provide credit support and security for the customer if the Company fails to perform its obligations under the applicable contract with such customer.

The MidCap Facility allows for up to $6.0 million of non-cash collateralized letters of credit at 6.0% interest, of which the Company had $2.9 million outstanding as of September 30, 2019. There were no amounts drawn upon these letters of credit.

In addition, as of September 30, 2019 and December 31, 2018, the Company had outstanding payment and performance surety bonds of $52.8 million and $51.1 million, respectively.

Deferred Financing Costs

Deferred financing costs are amortized over the terms of the related debt facilities using the effective yield method. The following table summarizes the amortization of deferred financing costs related to the Company's debt facilities and recognized in interest expense on the unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Initial Centre Lane Facility	$—	$1,256	$—	$1,475
New Centre Lane Facility	95	—	285	—
MidCap Facility	59	—	177	—
Total	$154	$1,256	$462	$1,475

The following table summarizes unamortized deferred financing costs on the Company's unaudited condensed consolidated balance sheets:

(in thousands)	Location	September 30, 2019	December 31, 2018
New Centre Lane Facility	Long-term debt, net	$1,124	$1,409
MidCap Facility	Other long-term assets	477	654
Total		$1,601	$2,063

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

The Company’s financial instruments as of September 30, 2019 and December 31, 2018 consisted primarily of cash and cash equivalents, restricted cash, receivables, payables and debt instruments. The carrying values of these financial instruments approximate their respective fair values, as they are either short-term in nature or carry interest rates that are periodically adjusted to market rates.

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

The Company prevailed in a putative shareholder class action, which was captioned Budde v. Global Power Equipment Group Inc. and filed in the U.S. District Court for the Northern District of Texas naming the Company and certain former officers as defendants. This action and another action were filed on May 13, 2015 and June 23, 2015, respectively and, on July 29, 2015, the court consolidated the two actions and appointed a lead plaintiffFollowing the District Court’s dismissal with prejudice on September 11, 2018, Plaintiffs appealed the decision to the United States Court of Appeals for the Fifth Circuit. The Fifth Circuit held oral arguments on August 5, 2019. Just 18 days later, on August 23, 2019, the Fifth Circuit issued a per curiam decision affirming the District Court’s dismissal. Plaintiffs have until November 21, 2019, to petition for certiorari review by the Supreme Court of the United States.

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

NOTE 12—STOCK-BASED COMPENSATION PLANS

During the first nine months of 2019, the Company granted 21,500 service-based restricted stock units and 21,500 market-based restricted stock units, both out of treasury stock, at a grant date fair value of $2.60 per share and $0.75 per share, respectively. The service-based restricted stock units will vest ratably over a period of three years; the market-based restricted stock units will vest, in whole or in part, if the stock price goal is met on or before June 30, 2021. The fair value of the market-based restricted stock units is estimated using the Monte Carlo simulation model.

In addition, during the first nine months of 2019, the Company granted 358,613 service-based restricted stock units under the 2015 Equity Incentive Plan at a grant date fair value of $2.35 per share. These service-based restricted stock units vest ratably over a three-year period beginning on March 31, 2020. The fair value of service-based restricted stock units represents the closing price of the Company’s commons stock on the date of grant.

During the first nine months of 2019, the Company also granted cash-based performance awards under the 2015 Equity Incentive Plan valued at $1.7 million. At the Company’s discretion, these performance-based restricted stock awards can be settled in cash or shares. The performance objectives associated with these awards are established by the Compensation Committee of the Board of Directors (the “Compensation Committee”) on an annual basis. For the 2019 performance period, the performance objective is based on the Company’s backlog performance target as of December 31, 2019. Performance objectives for the two succeeding years will be established by the Compensation Committee in the respective performance period. Award payouts range from a threshold of 50% to a maximum of 200% for each respective annual performance period. Because the Company intends to settle the cash-based performance awards that are scheduled vest on March 31, 2020 with shares, the fair value of the cash-based performance awards with an established 2019 performance objective represents the closing price of the Company’s common stock on the date of grant. The fair value of the cash-based performance awards that are scheduled to vest on March 31, 2021 and 2022 will be measured in the year that the respective performance objective is established and approved by the Compensation Committee. The Company recognizes stock-based compensation expense related to its cash-based performance awards based on its determination of the likelihood of achieving the performance objective. The Company reassesses the likelihood of meeting the specified performance objective at the end of each reporting period and adjusts compensation expense, as necessary, based on the likelihood of achieving the performance objective. As of September 30, 2019, the Company does not expect any of the unvested cash-based performance awards that are tied to the Company’s December 31, 2019 backlog performance target to ultimately vest. Consequently, the Company reversed $0.3 million of stock-based compensation expense for each of the three and nine months ended September 30, 2019.

During the first nine months of 2019, the Company granted service-based restricted stock awards out of treasury stock totaling 149,639 shares to its five non-employee directors, which vest in four equal annual installments on January 22 of each of 2020, 2021, 2022 and 2023.

Stock-based compensation expense for the three months ended September 30, 2019 and 2018 was $0.1 million and $0.2 million, respectively, and $1.0 and $0.7 million for the nine months ended September 30, 2019 and 2018, respectively, and was included in general and administrative expenses on the Company’s unaudited condensed consolidated statements of operations.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q and its exhibits contain or incorporate by reference various forward-looking statements that express a belief, expectation or intention or are otherwise not statements of historical fact. Forward-looking statements generally use forward-looking words, such as “may,” “will,” “could,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast” and other words that convey the uncertainty of future events or outcomes. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. Investors should not place undue reliance on any of these forward-looking statements. Except as required by law, we undertake no obligation to further update any such statements, or the risk factors described in our 2018 Report under the heading “Item 1A. Risk Factors,” to reflect new information, the occurrence of future events or circumstances or otherwise. The forward-looking statements in this Form 10-Q do not constitute guarantees or promises of future performance. Forward-looking statements may include information concerning the following, among other items:

•	our level of indebtedness and our ability to successfully refinance our existing credit facilities;
•	our ability to make interest and principal payments on our debt and satisfy the financial and other covenants contained in the New Centre Lane Facility and the MidCap Facility;
•	our ability to engage in certain transactions and activities due to limitations and covenants contained in the New Centre Lane Facility and the MidCap Facility;
•	our ability to enter into new lending facilities, if needed, and to obtain adequate surety bonding and letters of credit;
•

our ability to generate sufficient cash resources to continue funding operations, including investments in working capital required to support growth-related commitments that we make to our customers, and the possibility that we will continue to incur further losses from operations in the future;

•

the possibility that our independent registered public accounting firm may include an explanatory paragraph in its audit opinion that accompanies our financial statements for the year ended December 31, 2019, indicating that our debt covenants and liquidity position raise substantial doubt about our ability to continue as a going concern or that such firm fails to stand for reappointment;

•	exposure to market risks from changes in interest rates, including changes to LIBOR;
•	the possibility we may be required to write down additional amounts of goodwill and other indefinite-lived assets;
•	our material weaknesses in internal control over financial reporting and our ability to implement and maintain effective controls over financial reporting in the future;
•

changes in our senior management and financial reporting and accounting teams, the ability of such persons to successfully perform their roles, and our ability to attract and retain qualified personnel, skilled workers and key officers;

•

a failure to successfully implement or realize our business strategies, plans and objectives of management, and liquidity, operating and growth initiatives and opportunities, including our ability to successfully expand our business outside of the U.S., such as our expansion into Canada;

•	the loss of one or more of our significant customers;
•	our competitive position;
•	market outlook and trends in our industry, including the possibility of reduced investment in, or increased regulation of, nuclear power plants;
•	costs exceeding estimates we use to set fixed-price contracts;
•	harm to our reputation or profitability due to, among other things, internal operational issues, poor subcontractor performances or subcontractor insolvency;
•	potential insolvency or financial distress of third parties, including our customers and suppliers;
•	our contract backlog and related amounts to be recognized as revenue;
•	our ability to maintain our safety record;
•	changes in our credit profile and market conditions affecting our relationships with suppliers, vendors and subcontractors;
•	compliance with environmental, health, safety and other related laws and regulations;
•	expiration of the Price-Anderson Act’s indemnification authority;
•	our expected financial condition, future cash flows, results of operations and future capital and other expenditures;
•	the impact of general economic conditions;
•	information technology vulnerabilities and cyberattacks on our networks;

•	our failure to comply with applicable laws and regulations, including, but not limited to, those relating to privacy and anti-bribery;
•	our participation in multiemployer pension plans;
•	the impact of any disruptions resulting from the expiration of collective bargaining agreements;
•	availability of raw materials and inventories;
•	the impact of natural disasters and other severe catastrophic events;
•	future income tax payments and utilization of net operating loss and foreign tax credit carryforwards, including any impact relating to the Tax Act or other tax changes;
•	future compliance with orders of and agreements with regulatory agencies;
•	volatility of the market price for our common stock and our stockholders’ ability to resell their shares of common stock;
•	our ability to pay cash dividends in the future;
•	the impact of activist shareholder actions;
•	the impact of future offerings or sales of our common stock on the market price of such stock;
•

expected outcomes of legal or regulatory proceedings and their expected effects on our results of operations, including future liabilities, fees and expenses resulting from the Koontz-Wagner bankruptcy filing; and

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

The following discussion provides an analysis of the results of continuing operations, an overview of our liquidity and capital resources and other items related to our business. Unless otherwise specified, the financial information and discussion in this Form 10-Q are as of and for the three and nine months ended September 30, 2019 and are based on our continuing operations; they exclude any results of our discontinued operations. Please refer to “Note 5—Changes in Business” to the unaudited condensed consolidated financial statements included in this Form 10-Q for additional information on our discontinued operations.

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

The following table summarizes our backlog:

(in thousands)	September 30, 2019	December 31, 2018
Cost plus	$367,560	$487,033
Lump sum	23,073	14,571
Total	$390,633	$501,604

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Backlog - beginning of period	$409,019	$501,604
New awards	11,661	30,844
Adjustments and cancellations, net	26,815	37,165
Revenue recognized	(56,862)	(178,980)
Backlog - end of period	$390,633	$390,633

Total backlog as of September 30, 2019 was $390.6 million, compared with $501.6 million at December 31, 2018. The decrease in backlog was primarily due to work that was completed during a nuclear outage and the completion of several projects during the first nine months of 2019. We estimate that approximately $151.3 million, or 38.7% of total backlog at September 30, 2019, will be converted to revenue within the next twelve months. As of December 31, 2018, we estimated that approximately $173.3 million, or 34.6% of total backlog, would convert to revenue in 2019.

Results of Operations

The following summary and discussion of our results of operations is based on our continuing operations and excludes any results of our discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Revenue	$56,862	$53,467	$178,980	$144,563
Cost of revenue	50,906	43,255	157,150	121,154
Gross profit	5,956	10,212	21,830	23,409

Selling and marketing expenses	63	397	468	1,299
General and administrative expenses	5,091	7,529	16,327	21,485
Restructuring charges	—	1,436	—	3,661
Restatement expenses	—	—	—	160
Depreciation and amortization expense	77	192	225	633
Total operating expenses	5,231	9,554	17,020	27,238
Operating income (loss)	725	658	4,810	(3,829)

Interest expense, net	1,511	3,622	4,504	7,397
Other (income) expense, net	(485)	(339)	(1,153)	(844)
Income (loss) from continuing operations before income tax	(301)	(2,625)	1,459	(10,382)
Income tax (benefit) expense	62	215	141	720
Income (loss) from continuing operations	$(363)	$(2,840)	$1,318	$(11,102)

Revenue for the three months ended September 30, 2019 increased $3.4 million, or 6.3%, compared with the corresponding period in 2018. The increase was driven primarily by our recent entry into the nuclear industry in Canada, which contributed $5.0 million in new business revenue. This increase in new business revenue was partially offset by a $1.4 million decrease in revenue generated from our decommissioning projects.

Revenue for the nine months ended September 30, 2019 increased $34.4 million, or 23.8%, compared with the corresponding period in 2018. The increase was driven primarily by a planned utility outage related to our long term maintenance and modification contracts of $16.7 million and $17.5 million from our nuclear project contracts, partially offset by a decrease of

$10.8 million in revenue from our decommissioning projects and fossil fuel power generation projects. Additionally, our recent entry into the nuclear industry in Canada contributed $11.0 million in new business revenue.

Gross profit for the three months ended September 30, 2019 decreased $4.3 million, or 41.7%, compared with the corresponding period in 2018, while gross margin declined to 10.5% from 19.1%. The decrease in gross margin reflects the impact of the completion of a fixed-price nuclear project in 2018 that contributed $3.3 million in gross profit and the recognition of a $1.3 million loss on a fixed-price fossil fuel project in 2019.

Gross profit for the nine months ended September 30, 2019 decreased $1.6 million, or 6.7%, compared with the corresponding period in 2018, while gross margin declined to 12.2% from 16.2%. The decrease in gross margin was due primarily to the completion of a fixed-price nuclear project in 2018 which contributed $3.4 million in gross profit and the recognition of a $1.3 million loss on a fixed-price fossil project in 2019. These declines were partially offset by gross profits earned from a planned utility outage related to our long term maintenance and modification contracts and other nuclear project contracts.

Operating income for the three months ended September 30, 2019 was relatively unchanged compared with the corresponding period in 2018. The change in operating income was due to a $4.3 million decrease in operating expenses, which was offset by the decrease in gross profit discussed above. For the three months ended September 30, 2019, general and administrative expenses and restructuring charges decreased $2.4 million and $1.4 million, respectively, due to the restructuring efforts undertaken in 2018. Additionally, selling and marketing expenses decreased $0.3 million, as a result of our cost control efforts, and depreciation expense decreased $0.1 million.

Operating income for the nine months ended September 30, 2019 increased $8.6 million compared with the corresponding period in 2018. The increase in operating income was due to a $10.2 million decrease in operating expenses, which was partially offset by the decrease in gross profit discussed above. For the nine months ended September 30, 2019, general and administrative expenses and restructuring charges decreased $5.2 million and $3.7 million, respectively, due to the restructuring efforts undertaken in 2018. Furthermore, selling and marketing expenses decreased $0.8 million, as a result of our cost control efforts, and depreciation expense decreased $0.4 million. The Company also benefited from a $0.2 million decrease in costs related to restatement expenses recognized in 2018 due to the wind-down of restatement activities in conjunction with the March 15, 2017 filing of the Annual Report on Form 10-K for the year ended December 31, 2015, which included the restatement of certain prior period financial results.

General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Employee-related expenses	$2,910	$4,316	$8,345	$11,986
Stock-based compensation expense	120	222	1,011	687
Professional fees	1,052	1,262	2,366	4,621
Other expenses	1,009	1,729	4,605	4,191
Total	$5,091	$7,529	$16,327	$21,485

Total general and administrative expenses for the three months ended September 30, 2019 decreased $2.4 million, or 32.4%, compared with the corresponding period in 2018. For the three months ended September 30, 2019, employee-related expenses decreased $1.4 million due primarily to an overall decrease in ongoing employee and employee-related expenses and a reduction in headcount compared with the corresponding period in 2018. Stock-based compensation expense decreased $0.1 million for the three months ended September 30, 2019, compared with the corresponding period in 2018. Professional fees decreased $0.2 million for the three months ended September 30, 2019, compared with the corresponding period in 2018, primarily because of the completion of our restructuring initiatives. Further, other expenses decreased $0.7 million for the three months ended September 30, 2019, compared with the corresponding period in 2018 primarily due to a $0.2 million decrease in general liability insurance, a $0.1 million decrease in bad debt expense and other cost decreases, none of which were individually significant, compared with the corresponding period in 2018.

Total general and administrative expenses for the nine months ended September 30, 2019 decreased $5.2 million, or 24.0%, compared with the corresponding period in 2018. Employee-related expenses decreased $3.6 million due primarily to our ongoing employee and employee-related expense management efforts and a reduction in headcount compared with the corresponding period in 2018. The decrease in employee-related expenses was partially offset by costs recognized in connection with the retirement of our former Chief Financial Officer in June 2019, pursuant to the terms of his employment agreement. For the nine months ended September 30, 2019, professional fees decreased $2.3 million compared with the corresponding period in 2018, primarily because of the completion of our restructuring initiatives and becoming current with our SEC reporting obligations. These decreases were partially offset by a $0.3 million increase in stock-based compensation expense and a $0.4 million increase in other expenses. The increase in other expenses was primarily related to a $0.7 million increase in computer equipment expenses, a $0.1 million increase in bad debt expense, a $0.1 million increase in property and other business related taxes and a $0.1 million increase in employee training expenses. These increases in other expenses were partially offset by a $0.2 million decrease in computer software expenses, a $0.3 million decrease in rental expense and other cost decreases, none of which were individually significant, compared with the corresponding period in 2018.

Restructuring Charges

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Lease	$—	$418	$—	$418
Severance	—	1,018	—	3,243
Total	$—	$1,436	$—	$3,661

During 2018, we initiated our plan to significantly reduce corporate overhead and staff by consolidating all our administrative activities in our Tucker, Georgia offices. As a result of our restructuring efforts, we incurred $1.0 million and $3.2 million in severance charges for the three and nine months ended September 30, 2018, respectively. We completed our restructuring initiative in December 2018; therefore, we did not incur any restructuring charges for the three and nine months ended September 30, 2019.

Other (Income) Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Interest expense, net	$1,511	$3,622	$4,504	$7,397
Other income, net	(485)	(339)	(1,153)	(844)
Total	$1,026	$3,283	$3,351	$6,553

Total other expense, net, for the three months ended September 30, 2019 decreased $2.3 million, or 68.7%, compared with the corresponding period in 2018. Interest expense, net, decreased $2.1 million due to a lower weighted average interest rate on our long-term borrowings, partially offset by higher outstanding debt obligations. The weighted average interest rate on borrowings under the New Centre Lane Facility for the three months ended September 30, 2019 was 12.5% compared with the weighted average interest rate on the Initial Centre Lane Facility of 21.4% in the corresponding period in 2018. The decrease in interest expense was partially offset by a slight increase in other income, net, due to income from our 25% investment in an equity method investment and a foreign currency exchange translation gain related to our Canada operations.

Total other expense, net, for the nine months ended September 30, 2019 decreased $3.2 million, or 48.9%, compared with the corresponding period in 2018. Interest expense, net decreased $2.9 million due to a lower weighted average interest rate on our long-term borrowings, partially offset by higher outstanding debt obligations. The weighted average interest rate on borrowings under the New Centre Lane Facility for the nine months ended September 30, 2019 was 12.5% compared with the weighted average interest rate on the Initial Centre Lane Facility of 21.0% in the corresponding period in 2018. The decrease in interest expense was partially offset by a $0.3 million increase in other income, net, due to income from our 25% investment in an equity method investment and a foreign currency exchange translation gain related to our Canada operations.

Income Tax Expense (Benefit)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Income tax expense (benefit)	$62	$215	$141	$720

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

For the three months ended September 30, 2019, the Company recorded income tax expense from continuing operations of less than $0.1 million compared with income tax expense from continuing operations of $0.2 million in the corresponding period in 2018. For the nine months ended September 30, 2019, the Company recorded income tax expense from continuing operations of $0.1 million compared with income tax expense from continuing operations of $0.7 million in the corresponding period in 2018. The difference between our effective tax rate and the federal statutory tax rate for the three and nine months ended September 30, 2019 and 2018 was primarily related to the partial valuation allowance recorded on our U.S. deferred tax assets. The decrease in income tax provision from continuing operations for the three and nine months ended September 30, 2019 compared with the corresponding periods in 2018 was primarily related to the $0.6 million increase in indefinite-lived deferred tax assets related to the interest expense addback under Section 163(j) of the Internal Revenue Code and the post-2017 U.S. net operating loss that can be used to offset indefinitely-lived intangible deferred tax liabilities.

Discontinued Operations

See “Note 5—Changes in Business” to the unaudited condensed consolidated financial statements included in this Form 10-Q for information regarding discontinued operations.

Liquidity and Capital Resources

During the nine months ended September 30, 2019, we continued to have significant liquidity constraints. Our principal sources of liquidity are borrowings under the MidCap Facility (as MidCap has dominion over our accounts receivable collection depository bank accounts) and effective management of our working capital. Our principal uses of cash were to pay for labor and subcontract labor, customer contract-related material, operating expenses, restructuring charges from our 2018 restructuring plan, and interest expense on the New Centre Lane Facility and MidCap Facility. See discussion in “Note 2—Liquidity” to the unaudited condensed consolidated financial statements included in this Form 10-Q.

Net Cash Flows

Our net consolidated cash flows, including cash flows related to discontinued operations, consisted of the following:

	Nine Months Ended September 30,
(in thousands)	2019	2018
Cash flows provided by (used in):
Operating activities	$(2,412)	$(6,697)
Investing activities	(178)	196
Financing activities	120	654
Net change in cash, cash equivalents and restricted cash	$(2,470)	$(5,847)

Cash and Cash Equivalents

As of September 30, 2019, our operating unrestricted cash and cash equivalents decreased by $2.5 million to $2.0 million from $4.5 million as of December 31, 2018. As of September 30, 2019, with the exception of $0.1 million, the operating cash balance of $2.0 million was held in U.S. bank accounts.

Operating Activities

Cash flows used in operating activities were $2.4 million for the nine months ended September 30, 2019, a decrease of $4.3 million compared with the corresponding period in 2018. The improvement in the operating activities use of cash arose primarily from the increased earnings sources and the reduced requirements to support our discontinued operations. Net working capital assets and liabilities were impacted by the timing of customer billings and the effective control of our working capital requirements.

Investing Activities

Currently, our investing activities do not have a significant impact on our net cash flows.

Financing Activities

The MidCap Facility grants the lender dominion over our depository bank accounts. As such, our weekly borrowings under the MidCap Facility are our primary source of liquidity. During the first nine months of 2019, our borrowings under the MidCap Facility exceeded our repayments from customer cash receipts by $0.6 million. At any point in time, the outstanding balance under the MidCap Facility is a function of the timing of collections of our customer cash receipts and the timing of our cash expenditure needs for the following week for payment of trade payable obligations and payroll and related tax obligations.

Both the MidCap Facility and New Centre Lane Facility require the Company to maintain, among other things, a maximum total leverage ratio and minimum consolidated adjusted EBITDA. The Company determined that it was not in compliance with those covenants as of the last day of its third quarter, and accordingly, on November 14, 2019, the Company entered into amendments to both facilities that changed the required levels of both financial covenants so that the Company is now in compliance with both agreements as amended as of September 29, 2019. The Company’s cumulative expense related to these amendments was $0.4 million and will be reflected in the consolidated statement of operations for the year ended December 31, 2019.

For additional information about our outstanding debt, including our outstanding term loan, please refer to “Note 9—Debt” to the unaudited condensed consolidated financial statements included in this Form 10-Q.

Effect of Exchange Rate Changes on Cash

For the three and nine months ended September 30, 2019, the effect of Canadian foreign exchange rate changes on our cash balances was not material.

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

Liquidity Outlook

As noted in our 2018 Form 10-K, overall, we expect liquidity to improve through 2019 as a result of exiting our former loss-generating businesses and reducing our ongoing operating expenses. However, we may experience periodic short-term constraints on our liquidity as a result of the cash flow requirements of specific projects. A high percentage of our cost of service comes from weekly craft labor payrolls, and the lag between incurrence of those payrolls and the subsequent collection of the resulting customer billings results in negative cash flows for that lag period. Although we utilize the MidCap Facility to address those lag period negative cash flows, contract terms restricting customer invoicing frequency, delays in customer payments, and underlying surety bonds negatively impact our availability under the MidCap Facility. Additionally, we anticipate the remaining 2019 cash expenditures related to our 2018 restructuring plan (including payments related to the Koontz-Wagner bankruptcy) will be approximately $0.5 million.

While we believe that we have sufficient resources to satisfy our 2019 working capital requirements, we are currently engaged in a process to refinance our existing credit facilities with Centre Lane and MidCap. The debt refinancing process is expected to be completed by the end of 2019. In addition, we intend to file a registration statement on Form S-1 with the SEC for a rights offering (the “Rights Offering”) to existing holders of our common stock. The Rights Offering is supported by a commitment (the “Backstop Agreement”) with Wynnefield Capital, Inc. (referred to, along with its affiliates, as “Wynnefield”), our largest shareholder, to purchase all unsubscribed shares of common stock in the Rights Offering. We expect to receive aggregate gross proceeds of $7.0 million before fees and expenses from the Rights Offering, supported by the Backstop Agreement, if necessary. We intend that the combined net proceeds from our debt refinancing process and the Rights Offering, after the repayment or refinancing of our existing credit facilities, will be used for working capital to fund certain of our strategic growth initiatives and for general corporate purposes. A condition to the obligations of Wynnefield in the Backstop Agreement will be that the Company has consummated the refinancing of its existing credit facilities. In the event that we are unable close on the new credit facility through our refinancing process, do not consummate the Rights Offering, and are unable to address potential liquidity shortfalls in the future, management will need to seek additional funding, which may not be available on reasonable terms, if at all, and may result in management concluding that our liquidity position raises substantial doubt about our ability to continue as a going concern.

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

As of September 30, 2019, we had a contingent liability for issued and outstanding standby letters of credit, generally issued to secure performance on customer contracts. As of September 30, 2019, we had $2.9 million of outstanding standby letters of credit and there were no amounts drawn upon these letters of credit. In addition, as of September 30, 2019, we had outstanding surety bonds of $52.8 million. Our subsidiaries also provide financial guarantees for certain contractual obligations in the ordinary course of business.

Critical Accounting Policies

On January 1, 2019, we adopted ASU 2016-02. In connection with the adoption, we implemented certain changes to our accounting policies and processes related to lease accounting. For additional information on changes to financial statements, please refer to “Note 3—Recent Accounting Pronouncements” to the unaudited condensed consolidated financial statements included in this Form 10-Q. There were no other material changes to our critical accounting policies as set forth in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2018 Report, during the three and nine months ended September 30, 2019.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4.     Controls and Procedures.

The Company has evaluated, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures as of September 30, 2019. This is done in order to ensure that information the Company is required to disclose in reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2019, due to the material weaknesses described in “Item 9A. Controls and Procedures” of the Company’s 2018 Report.

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

Changes in Internal Control over Financial Reporting

Under the applicable SEC rules, management is required to evaluate any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As discussed in “Item 9A. Controls and Procedures” of the 2018 Report, we have undertaken a broad range of remedial procedures to address material weaknesses in our internal control over financial reporting. These remedial procedures continued throughout the three months ended September 30, 2019 and will continue throughout the remainder of 2019.

On January 1, 2019, we adopted ASU 2016-02. In connection with the adoption, we implemented certain changes to our processes and controls related to lease accounting. While we continue to implement remediation efforts and design enhancements to our internal control procedures, we believe there were no other changes to our internal control over financial reporting that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5. Other Information

None.

Item 6.Exhibits.

Exhibit	Description

10.1

Employment Agreement, dated August 12, 2019, between the Company and Charles E. Wheelock (filed as Exhibit 10.5 to our Form 10-Q for the quarter ended June 30, 2019, filed with the Commission on August 14, 2019).*

10.2	Employment Agreement, dated September 30, 2019, between the Company and Randall R. Lay.*♦
10.3	Time-Based Restricted Share Unit Agreement (Inducement Grant), dated September 30, 2019, between the Company and Randall R. Lay.*♦
10.4	Performance-Based Restricted Share Unit Agreement (Inducement Grant), dated September 30, 2019, between the Company and Randall R. Lay.*♦
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.♦
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.♦
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document♦
101.SCH	XBRL Taxonomy Extension Schema Document♦
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document♦
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document♦
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document♦
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document♦

*Indicates a management contract or compensatory plan or arrangement.

♦ Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS INDUSTRIAL SERVICES GROUP INC.

Date: November 14, 2019	By:	/s/ Randall R. Lay
Randall R. Lay
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial and accounting officer of the registrant)