Form 10-K
period 2019-12-31
Williams Industrial Services Group Inc.
filed 2020-03-27
CIK 1136294

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

As of June 28, 2019, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $21,071,055.48 (based upon the closing price on June 28, 2019 of $2.28 per share).

As of March 20, 2020, there were 24,538,058 shares of common stock of Williams Industrial Services Group Inc. outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of the Form 10‑K to the extent stated herein. The Proxy Statement or an amended report on Form 10‑K will be filed within 120 days of the registrant’s year ended December 31, 2019.

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

Cautionary Note Regarding Forward‑Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2019 (this “Form 10-K”) and its exhibits contain or incorporate by reference various forward-looking statements that express a belief, expectation or intention or are otherwise not statements of historical fact. Forward-looking statements generally use forward-looking words, such as “may,” “will,” “could,” “should,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast” and other words that convey the uncertainty of future events or outcomes. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. Investors should not place undue reliance on any of these forward-looking statements. Except as required by law, we undertake no obligation to further update any such statements, or the risk factors described in “Part I—Item 1A. Risk Factors,” to reflect new information, the occurrence of future events or circumstances or otherwise.

The forward-looking statements in this filing do not constitute guarantees or promises of future performance. The following important factors could cause actual outcomes and results to differ materially from those expressed in our forward-looking statements:

•	our level of indebtedness;
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

•	the possibility that our independent registered public accounting firm fails to stand for reappointment;
•	exposure to market risks from changes in interest rates, including changes to or replacement of the London Interbank Offered Rate (“LIBOR”);
•	the possibility we may be required to write-down additional amounts of goodwill and other indefinite-lived assets;
•	failure to maintain effective internal control over financial reporting and disclosure controls and procedures in the future;
•

changes in our senior management and financial reporting and accounting teams, the ability of such persons to successfully perform their roles, and our ability to attract and retain qualified personnel, skilled workers and key officers;

•	a failure to successfully implement or realize our business strategies, plans and objectives of management, and liquidity, operating and growth initiatives and opportunities;
•	the loss of one or more of our significant customers;
•	our competitive position;
•	market outlook and trends in our industry, including the possibility of reduced investment in, or increased regulation of, nuclear power plants;
•	costs exceeding estimates we use to set fixed-price contracts;
•	harm to our reputation or profitability due to, among other things, internal operational issues, poor subcontractor performances or subcontractor insolvency;
•	potential insolvency or financial distress of third parties, including our customers and suppliers;
•	our contract backlog and related amounts to be recognized as revenue;
•	our ability to maintain our safety record;
•	changes in our credit profile and market conditions affecting our relationships with suppliers, vendors and subcontractors;
•	compliance with environmental, health, safety and other related laws and regulations;
•	expiration of the Price-Anderson Act’s indemnification authority;
•	our expected financial condition, future cash flows, results of operations and future capital and other expenditures;
•	the impact of general economic conditions;
•

the potential impact of the recent global health emergency stemming from the outbreak of a novel coronavirus emanating from Wuhan, China known as COVID-19, which may delay project completion and increase the possibility of work stoppage;

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
•

future income tax payments and utilization of net operating loss (“NOL”) and foreign tax credit carryforwards, including any impact relating to the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) or other tax changes;

•	future compliance with orders of and agreements with regulatory agencies;
•	volatility of the market price for our common stock and our stockholders’ ability to resell their shares of common stock;
•	our ability to pay cash dividends in the future;
•	the impact of activist shareholder actions;
•	the impact of future offerings or sales of our common stock on the market price of such stock;
•

expected outcomes of legal or regulatory proceedings and their expected effects on our results of operations, including future liabilities, fees and expenses resulting from the Koontz-Wagner Custom Controls Holdings LLC (“Koontz-Wagner”) bankruptcy filing; and

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

Part I

Item 1.  Business.

Overview

Williams Industrial Services Group Inc. was incorporated in 2001 under the name “Global Power Equipment Group Inc.” under the laws of the State of Delaware and became the successor to GEEG Holdings, LLC, which was formed as a Delaware limited liability company in 1998. Effective June 29, 2018, Global Power Equipment Group Inc. changed its name to Williams Industrial Services Group Inc. (together with its wholly owned subsidiaries, “Williams,” the “Company,” “we,” “us” or “our,” unless the context indicates otherwise) to better align its name with the Williams business (as defined below), and our stock now trades on the OTCQX® Best Market (the “OTCQX”) under the ticker symbol “WLMS.” Williams has been safely helping plant owners and operators enhance asset value for more than 50 years. We provide a broad range of construction, maintenance and support services to customers in energy, power and industrial end markets. Our mission is to be the preferred provider of construction, maintenance, and specialty services through commitment to superior safety performance, focus on innovation, and dedication to delivering unsurpassed value to our customers.

Our Restructuring

We completed the restructuring of our Company in 2018. Beginning in 2016, we shifted our strategy to become a preferred provider of construction, maintenance and specialty services, to exit all product manufacturing businesses and to use the proceeds from the sales to reduce and restructure our term debt. To effect this change, in the third quarter of 2017, we made the decision to exit and divest substantially all of the operating assets and liabilities of our Mechanical Solutions segment, which we completed in the fourth quarter of 2017, as described below. Additionally, we made the decision to exit and sell our Electrical Solutions segment (which was comprised solely of Koontz-Wagner, a wholly owned subsidiary of the Company) in the fourth quarter of 2017. We determined that these two segments met the definition of discontinued operations, and, as a result, they (including TOG Manufacturing Company, Inc. and TOG Holdings, Inc., which were sold in July 2016) have been presented as discontinued operations for all periods presented. Additionally, in January 2017, we sold the stock of our wholly owned subsidiaries, Hetsco Holdings, Inc. and Hetsco, Inc. (collectively, “Hetsco”). However, the Mechanical Solutions and Electrical Solutions segments were the only components of the business that qualified as discontinued operations for all periods presented. Unless otherwise specified, the financial information and discussion in this Form 10-K are based on our continuing operations (previously referred to as our Services segment); they exclude any results of our discontinued operations. Please refer to “Note 5—Changes in Business” to the consolidated financial statements included in this Form 10-K for additional information.

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

On October 11, 2017, we sold substantially all of the operating assets and liabilities of our Mechanical Solutions segment and used a portion of the $40.9 million net proceeds to pay down $34.0 million of our outstanding debt and related fees, including full repayment of the first-out loan, provided for by the first amendment to the Initial Centre Lane Facility (as defined below) for an additional aggregate principal amount of $10.0 million (the “First-Out Loan”) and the upfront fee on the 4.5-year senior secured term loan facility, entered into June 16, 2017, with an affiliate of Centre Lane Partners, LLC (“Centre Lane”) as Administrative Agent and Collateral Agent, and the other lenders from time to time party thereto (as amended, the “Initial Centre Lane Facility”). Additionally, on October 31, 2017, we completed the sale of our manufacturing facility in Mexico and auctioned the remaining production equipment and other assets for net proceeds of $3.6 million, of which $1.9 million was used to reduce the principal amount of the Initial Centre Lane Facility. The remaining proceeds from such sales were used to fund working capital requirements.

As a result of the sale of our Mechanical Solutions segment and the bankruptcy of Koontz-Wagner, we review financial information presented on a company-wide basis. Therefore, as of December 31, 2019, we concluded that we continue to have a single reporting segment which is comprised of Williams Industrial Services Group, LLC (collectively with Williams Plant Services, LLC, Williams Specialty Services, LLC and Williams Industrial Services, LLC, the “Williams business”), as we did as of December 31, 2018.

In 2018, we implemented major cost reduction initiatives to reduce our overhead costs, including restructuring and consolidating our corporate functions, and began working on a comprehensive strategic plan to grow and improve our business, which was finalized in early 2019. Our strategy has been focused on developing a comprehensive strategic plan to grow and improve our operations, strengthen our core competencies, aggressively manage working capital and reduce costs in order to improve liquidity and reduce debt. In order to improve our efforts to satisfy our future working capital requirements, we refinanced our existing credit facilities on January 13, 2020 and we successfully completed our Rights Offering, the offer period for which expired March 2, 2020, pursuant to which we issued 5,384,615 shares of our common stock and received net proceeds of $6.6 million. For additional information, please refer to “Note 19—Subsequent Events” to the consolidated financial statements included in this Form 10-K.

Our operations are based on our effectiveness in using estimating and planning technologies, deploying rigorous project management techniques, initiating various process improvement projects and employing experienced industry-recognized sales professionals. We expect to leverage the strength of the Williams brand, capitalize on our industry knowledge and customer relationships and safely provide timely, reliable services for our customers to grow revenue. We believe we are well positioned to grow our business, and to realize the operating leverage our restructuring has created.

Our Business

We provide a comprehensive range of construction, maintenance and support services to customers in energy, power and industrial end markets. We provide these services both on a constant presence basis and for discrete projects. The services we provide are designed to improve or sustain operating efficiencies and extend the useful lives of process equipment.

Our services include the following:

•

Plant Maintenance, Modification and Construction.  We perform a full range of critical services, including maintenance, modification, repair and other capital project services designed to the extend the life cycles of nuclear, paper, fossil fuel, industrial gas, hydro power, natural gas, municipal water and wastewater and other facilities for customers in energy, power and industrial end markets.

•

Water/Wastewater System New Installation, Expansions and Modifications.  We install, maintain and modify water and wastewater systems, including piping, pumping, storage tank and other related facilities.

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
•

Oil/Gas Construction and Maintenance.  We perform capital construction and maintenance services for midstream and downstream oil, gas and chemical facilities, predominately in the Texas gulf coast. Services include civil structural installation, piping installation and maintenance, and electrical system installation, as well as other work at storage terminals, refineries and chemical plants.

•

Analog to Digital Conversions. We provide services to convert analog control systems to digital control systems to enhance reliability, accuracy, and increase output of operating plants. Utilities will continue to make significant capital investments in these upgrades throughout the industry. We have extensive experience in performing these upgrades, based on our successful history of completing several projects across our fleet of customers. Moreover, we see substantial opportunity to leverage our experience with performing these projects in the future as the industry continues to invest in these upgrades.

•

Canada Nuclear.  We currently only perform professional services for power companies in Canada but are beginning to bid for maintenance, modification and construction services in order to expand our geographic market reach throughout North America. Two power companies in Canada are performing major plant refurbishments and upgrades to extend the lives of several operating units.  Our experience working on nuclear plants in the U.S. is directly translatable to work being performed on the plants in Canada.  Further, additional vendors from outside of Canada are needed to provide the experience and capacity required to perform this work.  Therefore, we developed a strategic growth initiative to pursue nuclear plant maintenance, modifications, and construction in Canada.

•

Nuclear Decommissioning.  We provide decommissioning services to U.S. nuclear stations that have been retired. Several U.S. nuclear stations have already been shut down, and several more shutdowns are planned. After shutdown, the plants must be decommissioned. This process takes many years. We are working with the owner and prime contractor for decommissioning work on two sites and are targeting the decommissioning market as it grows.

•

Nuclear Power Plant Services and New Nuclear Power Plant Construction.  We are one of a limited number of companies qualified to perform comprehensive services anywhere in U.S. nuclear power facilities under the rules issued by the U.S Nuclear Regulatory Commission (the “NRC”). Additionally, we are one of only a small number of contractors with a qualified and audited Nuclear Quality Assurance (“NQA-1”) Program, which is required to perform construction of “Safety” related systems in new nuclear power plants. Through our Appendix B Program and other programs, we provide training, certifications and ongoing safety monitoring to all of our employees working at nuclear sites and have been one of the leading providers of coatings at U.S. nuclear facilities for almost

40 years. Under the rules issued by the NRC, owners of nuclear facilities must qualify contractors by requiring the contractors to demonstrate that they will comply with NRC regulations on quality assurance, reporting of safety issues, security and control of personnel access and conduct. For the majority of our maintenance and project work, we directly hire the labor and provide the management and supervision to perform the work directly for the owner. In some cases, we act as a general contractor and subcontract portions of the work or, alternatively, subcontract our services to full scope engineering, procurement and construction (“EPC”) firms or general contractor firms. We maintain good relationships with the utilities, the EPC firms, the general contractor firms and relevant engineering firms.

We provide these services throughout the U.S. with plans of expanding to Canada, primarily on a direct hire basis, with experienced craft laborers who are directed and managed by an experienced team of supervisors and project managers across our network. We also act as a general contractor where we manage multiple subcontractors and, in other cases, we are retained as a subcontractor on a project. Our flexible staffing model enables us to meet seasonal and outage demand without being restricted by internal capacity limitations, thereby minimizing our fixed costs.

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

In 2019, we contracted for 86% of our revenue on cost-plus contracts that provide for reimbursement of costs incurred plus an amount of profit. The remaining 14% of our revenue was generated from fixed-price contracts.

Safety

For over 13 years, we have maintained a safety record in the top quartile of the industry, benefiting both us and our customers. We also maintain a broad range of professional certifications and memberships in national organizations relevant to the performance of many of the specialized services we provide.

Market Overview

Power Generation Market and the Industrial Services Industry.  The U.S.  and Canadian industrial services industry is a multi-billion dollar industry, broadly defined as routine modification, maintenance and technical services provided to industrial facilities ranging from manufacturing facilities to power generation plants. The industry continues to benefit from a shift towards outsourcing as plant operators seek to alleviate financial constraints, reduce labor costs, increase labor utilization and productivity, and eliminate operational redundancies.

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

Additionally, the U.S. commercial nuclear industry has 96 operating reactors with an average age of 38 years. Although 8 reactors have shut down since 2013, and an additional 10 are projected to shut down by 2025, the remainder of the operating plants are planned to operate 60 to 80 years with a stable amount of required generating capacity. As the plants age, utilities invest in maintenance, modification, and upgrades to enable continued operations. Furthermore, as of September 2019, the NRC had extended the licenses of approximately 89 reactors. These older nuclear reactors require extensive ongoing engineering and maintenance services to support operations and improve performance. Nuclear power plants in the U.S. are subject to a rigorous program of NRC oversight, inspection, preventive and corrective maintenance, equipment replacement and equipment testing. Nuclear power plants are required to go offline to refuel at intervals of no more than 24 months and to perform condition monitoring and preventive maintenance during every refueling outage. While decommissioning work on retired nuclear reactors provides opportunities for growth, the focus is on extending the life of plants through capital improvements.

•

North America Infrastructure Growth. Record levels of crude oil, natural gas and natural gas liquid production have accelerated new build and expansion of pipeline and related infrastructure to reduce transportation bottlenecks and bring more petroleum products to key markets. The value proposition of low cost shale resources is altering the landscape for pipelines, terminals, refineries, chemical facilities and power generation assets. Infrastructure growth and modifications provide opportunities for us to assist in the construction and maintenance of these facilities.

•

Standby and Distributed Power Generation.  Unlike central station generation, standby and distributed power generation equipment can sit on either side of the utility meter and may be owned by a utility, a customer or a third party. Peak energy demand requirements and higher costs, as well as transmission and distribution infrastructure limits, are driving investment into this space. The growth in industries with high power demand and sensitivity to power supply instability, such as datacenters, medical centers, universities and remotely located industrial loads, are straining the traditional power infrastructure. The electric power needs for these markets have historically been served by small-scale utility-owned diesel or gas engine generators strategically located to support distributed system operations. The power supply is trending toward larger (greater than 1,000 kilowatts) diesel engine generator systems and expanding into alternative energy assets.

•

Oil and Gas Production. The fundamental transformation of the U.S. from a net importer to a net exporter of petroleum products and the increase in capacity required for domestic production, has created an opportunity to serve this industry.  Production of oil and gas grew to record levels in 2019, with natural gas production exceeding 92.8 billion cubic feet per day and crude oil exceeding 12 million barrels per day. The growing demand for specialized workers and labor offers us the opportunity to leverage our experience to support midstream terminals, refinery and process facilities to provide maintenance services and capital improvement projects.

•

Water and Wastewater Treatment Infrastructure Maintenance and Capital Improvements Demand. Population growth and the percentage of the population served by public systems has accelerated our expansion in water and waste water infrastructure maintenance and capital improvements. The growing demand for water and waste water treatment facilities provide us the opportunity to deliver services for capital upgrades and maintenance on booster pump stations, well buildouts, treatment expansions, lift stations, and pipe installation, along with other services that we can provide to enhance our brand.

We also provide similar services to industrial waste water treatment customers in the pulp and paper and other sectors that require waste water treatment.

Customers, Marketing and Seasonality

Our customers include major private and government-owned utilities throughout the U.S. and in Ontario, Canada, as well as leaders in the U.S. pulp and paper and industrial sectors. We market our services using dedicated sales and marketing personnel as well as our experienced on-site operations personnel. We use our safety and service track record with long-term renewable contracts to expand our services and supplement existing contracts with small- to medium-sized capital projects. Our sales initiatives directly seek to apply operational strengths to specific facilities within our targeted industries and customers throughout the U.S. and in Ontario, Canada. We are impacted by seasonality, resulting in fluctuations in revenue and gross profit during our fiscal year. Generally, this is driven by our customers’ schedule of planned outages which are typically scheduled for every other year (on odd numbered years).

We depend on a relatively small number of customers for a significant portion of our revenue, and the loss of any of those customers would have a material adverse effect on our business. For a listing of our major customers, please refer to “Note 16—Major Customers and Concentration of Credit Risk” to the consolidated financial statements included in this Form 10-K.

The recent widespread outbreak of respiratory illness caused by COVID-19, a novel coronavirus, as well as efforts to control the spread of the virus, could materially impact the foregoing factors and our business as a whole. However, we are not yet able to determine the nature or severity of such impacts at this time. For additional information see “Item 1A. Risk Factors- We operate our business in regions subject to natural disasters, including hurricanes, and other severe catastrophic events, such as acts of war and terrorism, and any disruption to our business resulting from such events will adversely affect our revenue and results of operations.”

Materials and Suppliers

The markets for most of the materials we use are served by a large number of suppliers, and we believe that we can obtain required materials from more than one supplier.

Competition

Our competitors vary depending on geography and the scope of services to be rendered. Several national service providers, which are significantly larger and have significantly greater financial resources than we do, will often compete for larger maintenance and capital project opportunities that become available. These service providers include, among others, Allied Power, APTIM Corp., BHI Energy and Day & Zimmermann. Additionally, smaller contractors that operate on a regional basis often compete for smaller opportunities associated with open shop labor sources. We compete based on reputation, safety, price, service, quality and our breadth of service capabilities. We believe our strong reputation, longevity in the industry, project management capabilities, including service diversity, long-term customer relationships, safety record and performance, and our success at identifying and retaining qualified personnel differentiate us from our competitors. We also believe that the fact that we maintain a presence at several of our customers’ sites is a competitive advantage because it provides us with an intimate understanding of these facilities, which allows us to better identify our customers’ service needs. Specific to our customers that operate nuclear power plants, barriers to entry include the requirement to hold and maintain the rigorous NRC qualifications and safety standards.

Insurance

We maintain insurance coverage for various aspects of our operations; however, we remain exposed to potential losses because we are subject to deductibles, coverage limits and retention requirements.

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

Intellectual Property

As of December 31, 2019, we used the Williams trade name and its logo. We have registered federal trademarks related to certain company logos. We presently have no U.S. patents in force. We rely on trade secret laws and employee and third-party nondisclosure agreements to protect our intellectual property rights. This Form 10-K may refer to brand names, trademarks, service marks and trade names of other companies and organizations, and those brand names, trademarks, service marks and trade names are the property of their respective owners.

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

•

NRC.  Owners of nuclear power plants in the U.S. are licensed to build, operate and maintain those plants by the NRC. Their license requires that they qualify their suppliers and contractors to ensure that the suppliers and contractors comply with NRC regulations. We must demonstrate to our customers that we comply with NRC regulations related to quality assurance, reporting of safety issues, security and control of personnel access and conduct.

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

Backlog

The services we provide are typically carried out under construction contracts, long-term maintenance contracts and master service agreements. Total backlog represents the dollar amount of revenue expected to be recorded in the future for work performed under awarded contracts. Prior to 2017, we reported backlog as orders from fixed-price contracts plus the amount of revenue we expected to receive in the next twelve-month period from cost-plus contracts, regardless of the remaining life of the cost-plus contract. However, we believe that reporting the total revenue expected under awarded contracts is more representative of our expected future revenue.

Revenue estimates included in our backlog can be subject to change as a result of project accelerations, cancellations or delays due to various factors, including, but not limited to, the customer’s budgetary constraints and adverse weather. These factors can also cause revenue amounts to be recognized in different periods and at levels other than those originally projected. Additional work that is not identified under the original contract is added to our estimated backlog when we reach an agreement with the customer as to the scope and pricing of that additional work. Backlog is reduced as work is performed and revenue is recognized, or upon cancellation.

Backlog is not a measure defined by accounting principles generally accepted in the U.S. (“GAAP”), and our methodology for determining backlog may vary from the methodology used by other companies in determining their backlog amounts. Backlog may not be indicative of future operating results and projects in our backlog may be cancelled, modified or otherwise altered by our customers.

The following table summarizes our backlog:

	December 31,
(in thousands)	2019	2018
Cost plus	$463,481	$487,033
Lump sum	31,423	14,571
Total	$494,904	$501,604

Backlog as of December 31, 2019 decreased $6.7 million, or 1.3%, from December 31, 2018, due primarily to the completion of a long-term contract for maintenance services during a customer’s nuclear outages, which are scheduled for every other year (on odd numbered years). The decrease in backlog from 2018 was also attributed to the completion of several other projects during 2019. As of December 31, 2019, approximately $155.0 million, or 31.3%, of the total backlog is related to the construction of Plant Vogtle Units 3 and 4.

The following table summarizes our estimated backlog conversion period:

	Estimated Conversion Period
(in thousands)	2020	Thereafter	Total
Cost plus	$166,445	$297,036	$463,481
Lump sum	24,837	6,586	31,423
Total	$191,282	$303,622	$494,904

For additional discussion of our backlog, see “Item 1A. Risk Factors—Risk Factors Related to Our Operations.”

Employees

As of December 31, 2019, we had 420 full-time employees (excluding temporary staff and craft labor) and no part-time employees. The number of our employees, including temporary staff and craft labor, fluctuates greatly, depending on the timing and requirements for craft labor. Many of the craft labor employees are employed through various union agreements. As of December 31, 2019, there were 609 craft labor employees, of which 480 were under collective bargaining agreements. We believe that our relationships with our employees, both full-time and temporary, are satisfactory. We are not aware of any circumstances related to our employees that are likely to result in a work stoppage at any of the project sites where we are performing services.

Information about our Executive Officers

The following information is being furnished with respect to the Company’s executive officers as of December 31, 2019:

Name	Position
Tracy D. Pagliara	President and Chief Executive Officer and Director
Randall R. Lay	Senior Vice President and Chief Financial Officer
Charles E. Wheelock	Senior Vice President, Chief Administrative Officer, General Counsel and Secretary
Michael K. Powers	President, Power
Matthew J. Petrizzo	President, Energy and Industrial

Tracy D. Pagliara, 57, has served as a member of our Board of Directors since July 2017. Mr. Pagliara has served as our President and CEO starting in April 2018, having previously served as Co-President and Co-CEO, along with Craig E. Holmes, since July 2017. Prior to July 2017, he served as our Chief Administrative Officer, General Counsel and Secretary from January 2014, and also as Senior Vice President from November 2015. He previously served as our General Counsel, Secretary and Vice President of Business Development from April 2010 through December 2013. Prior to joining the Company in April 2010, Mr. Pagliara served as the Chief Legal Officer of Gardner Denver, Inc., a leading global manufacturer of highly engineered compressors, blowers, pumps and other fluid transfer equipment, from August 2000 through August 2008. He also had responsibility for other roles during his tenure with Gardner Denver, including Vice President of Administration, Chief

Compliance Officer and Corporate Secretary. Prior to joining Gardner Denver, Mr. Pagliara held positions of increasing responsibility in the legal departments of Verizon Communications/GTE Corporation from August 1996 to August 2000 and Kellwood Company from May 1993 to August 1996, ultimately serving in the role of Assistant General Counsel for each company. Mr. Pagliara currently serves on the board of directors and audit, compensation and nominating and corporate governance committees of Westwater Resources, Inc. (formerly Uranium Resources, Inc.) (Nasdaq: WWR), a diversified energy materials developer, where he has served since July 2017. He is a member of the Missouri and Illinois State Bars and a Certified Public Accountant. In addition, in accordance with customary practice, Mr. Pagliara and other officers of the Company have served as officers of the Company’s various subsidiaries, although not acting in an executive role for the relevant subsidiary. As previously disclosed, such subsidiaries included Koontz-Wagner Custom Controls Holdings LLC, which filed a voluntary petition for relief under Chapter 7 of the U.S. Bankruptcy Code in July 2018 and ceased operations at such time.

Randall R. Lay, 65, was appointed to serve as our Senior Vice President, Chief Financial Officer and principal financial and accounting officer in September 2019. Prior to joining the Company, Mr. Lay served as Executive Vice President, Chief Financial Officer, Secretary and Treasurer of GEO Specialty Chemicals, Inc., a supplier of specialty chemicals and materials to the coatings, adhesives, medical, water treatment and construction markets, from December 2017 to August 2019, when it was acquired by CPS Performance Materials. From 2007 to June 2017, Mr. Lay served as Vice President and Chief Financial Officer of Lazy Days' R.V. Center, Inc. (now a subsidiary of Lazydays Holdings, Inc.), which operates RV dealerships. From 2006 through 2007, Mr. Lay served as Senior Vice President of Buccino & Associates, Inc., a financial advisory and turnaround firm. Prior to that, Mr. Lay served at Universal Access Global Holdings Inc., a communications network integrator, from 2002 to 2006, including as Chief Financial Officer from June 2002 to July 2003; director and Chief Executive Officer from July 2003; and additionally as President from November 2003 until June 2006. From October 2001 to April 2002, Mr. Lay served as Senior Vice President and Chief Financial Officer of Metromedia Fiber Networks, Inc., a telecommunications company. From September 1993 to September 2001, Mr. Lay was employed by International Specialty Products Inc., a global supplier of specialty chemicals, most recently as Executive Vice President and Chief Financial Officer.

Charles E. Wheelock, 51, has served as our Senior Vice President, Chief Administrative Officer, General Counsel and Secretary since August 2019. He previously served as our Vice President, Administration, General Counsel and Secretary beginning July 2017. He joined the Company in September 2011 as Associate General Counsel and thereafter assumed roles of increasing responsibility, including Vice President, Deputy General Counsel and Chief Compliance Officer. He led the human resources, recruiting and labor relations groups in our Tucker, Georgia office prior to his July 2017 appointment. Prior to joining the Company, Mr. Wheelock spent 10 years at General Electric Company, serving in a variety of roles in its Energy Services and Power Generation businesses. Mr. Wheelock is a member of the State Bar of Georgia.

Michael K. (“Kelly”) Powers, 48 was appointed President, Power, in August 2019. Prior to his appointment, Mr. Powers served as the Company's Senior Vice President, Operations—Power, since July 2017. He previously served at the Company in roles including Director of Projects, Vice President of Project Services, and Senior Vice President of Nuclear Services, from September 2011 through January 2016. Before rejoining the Company, Mr. Powers served as Vice President, Nuclear STG and Services at Toshiba America Energy Services from January 2016 through July 2016 and as Vice President—Capital Projects at Entergy Corporation from July 2016 through July 2017. Before joining the Company in 2011, Mr. Powers served as Manager, Strategic Projects and Asset Management at Entergy Nuclear, a business unit of Entergy Corporation, from August 2008 through October 2011. Prior to that, he served as a program manager for the Naval Nuclear Propulsion Program (a joint U.S. Department of Energy and U.S. Department of Defense program) from May 1997 to August 2008.

Matthew J. Petrizzo, 58 was appointed President, Energy and Industrial, in August 2019. Mr. Petrizzo joined the Company in November 2018 as Senior Vice President, Energy and Industrial, with over 35 years of progressive leadership roles in engineering, construction, maintenance and repair services for the energy, power and industrial markets. Prior to joining the Company, he founded CNM Energy Solutions, a consulting company, where he served from September 2015 through November 2018. From November 2014 to September 2015, Mr. Petrizzo served as Executive Vice President, Northeast Operations, at Regency Energy Partners (now Energy Transfer Partners). Before that, from November 2007 to June 2014, Mr. Petrizzo worked at Matrix SME, a principal operating subsidiary of Matrix Service Company, where he served as President from June 2008 through June 2014 and Vice President from November 2007 to June 2008. Prior to joining Matrix SME, Mr. Petrizzo served as a Project Director for Washington Group International (now a subsidiary of AECOM), from 2006 to 2007, where he also worked in various capacities from 2001 to 2006, and for Washington Group legacy companies, Raytheon Engineers and Constructors and Ebasco Services Inc., from 1984 to 2001.

Available Information

We file reports with the U.S. Securities and Exchange Commission (the “SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished to the

SEC pursuant to the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC maintains an Internet site, www.sec.gov, which contains the Company’s reports, proxy and information statements and other information we have filed electronically with the SEC.

We make available on our website, www.wisgrp.com, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports as soon as reasonably practicable after we electronically file the reports with, or furnish them to the SEC. The information disclosed on our website is not incorporated by this reference and is not a part of this Form 10-K. The following corporate governance related documents are also available free on our website:

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

In order to have sufficient cash to fund our continuing operations, we will need to successfully stabilize and sustain our reductions in corporate headquarters expenses to properly align with and support our business. In addition, we require substantial working capital in order to meet the demands of our growing business. If our liquidity generating initiatives do not produce the expected results, or if we are otherwise unable to obtain sufficient cash resources to operate our business, we may need to raise additional debt capital or sell assets outside the normal course of business. Otherwise, we may be forced to significantly curtail or cease our operations or seek bankruptcy protection. For additional information, please refer to “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Note 11—Debt” to the consolidated financial statements included in this Form 10-K.

We have incurred losses from operations in recent fiscal years, and may incur further losses in the future.

We achieved operating income from continuing operations of $5.4 million for the year ended December 31, 2019. However, in 2018 we incurred an operating loss from continuing operations of $10.0 million and we incurred operating losses from continuing operations in previous years; therefore, we may incur losses in the operation of our business in future periods. The corporate headquarters organization required to manage the complexities of three reporting segments, one of which had significant international operations, contributed to our losses in 2018 and 2017. Additionally, in 2018 and 2017, we incurred significant expenses related to professional services incurred in executing our strategy to exit our Mechanical Solutions and Electrical Solutions businesses and the now completed restatement of certain prior financial results. Although we had a reduction in corporate operating expenses in 2019 as a result of aggressive cost reductions implemented during 2018 and the more streamlined Company structure, we may still fail to meet our goal of maintaining profitability in the future.

If we do not timely pay amounts due and comply with the covenants under the New Centre Lane Facility and the MidCap Facility, our business, financial condition and ability to continue as a going concern would be materially and adversely impacted.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The terms of the four-year, $35.0 million senior secured credit agreement entered into by the Company on September 18, 2018 with an affiliate of Centre Lane Partners, LLC as Administrative Agent and Collateral Agent, and the other lenders from time to time party thereto, to refinance and replace the Initial Centre Lane Facility (as amended the “New Centre Lane Facility”), among other things, require high interest payments, and both the New Centre Lane Facility and the four-year, $25.0 million Credit and Security Agreement entered into on October 11, 2018 with MidCap Financial Trust as Agent and as a lender, and other lenders from time to time party thereto (as amended the “MidCap Facility”), place encumbrances on our assets, and subject us to restrictive covenants that significantly limit our operating flexibility. Additionally, under the terms of the New Centre Lane Facility, the Company was required to make quarterly loan amortization payments of $0.1 million per quarter through June 30, 2019 and must make quarterly loan amortization payments of $0.2 million per quarter thereafter.

The terms of the New Centre Lane Facility and the MidCap Facility have been structured in such a way that, if we default under one, we will also default under the other. In the event of a continuing default, our senior secured lenders would have the right to accelerate the then-outstanding amounts under each such facility and to exercise their respective rights and remedies to collect such amounts, which would include foreclosing on collateral constituting substantially all of our assets and those of our subsidiaries. Any continuing default on the New Centre Lane Facility or the MidCap Facility could result in the outstanding principal balance under each such facility becoming immediately due and payable. We do not currently have sufficient cash on hand to repay the outstanding balances, so if our lenders under the New Centre Lane Facility and the MidCap Facility exercised their rights and remedies as permitted by each such facility and applicable law, we would likely be forced to seek bankruptcy protection and our investors could lose the full value of their investment in our common stock. Accordingly, a default could have a material adverse effect on our business.

For additional information, please refer to “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Note 11—Debt” to the consolidated financial statements included in this Form 10-K.

If our independent registered public accounting firm fails to stand for reappointment, any resulting need to engage a new auditor could significantly delay the filing of our future annual and quarterly reports with the SEC and adversely impact our business.

Our independent registered public accounting firm goes through client reacceptance procedures annually to determine if it is willing to stand for reappointment. These procedures include, among other items, a risk assessment. Due to our risk profile, there is a chance we will not meet the minimum criteria for reacceptance. If we are unable to satisfy the requirements of such client reacceptance criteria, we may be required to change auditors, which might delay the filing of our 2020 annual and quarterly reports on Form 10-K or 10-Q, as applicable, and subsequent reports with the SEC. Any such delay could result in a breach of the covenants of the New Centre Lane Facility and the MidCap Facility, reduce our trade credit based on our inability to deliver recent financial statements to our key vendors and cause us to become delinquent in our SEC filings.

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

The New Centre Lane Facility provides for variable rates of interest. We will be liable for the greatest amount of interest permitted under such rates. Any increase in LIBOR or the cessation of LIBOR as a viable reference rate may result in an increase in our interest rates on our outstanding principal debt under the New Centre Lane Facility and therefore negatively affect our cash flow and financial condition. Our obligations under the New Centre Lane Facility are guaranteed by all of our wholly owned subsidiaries, subject to customary exceptions, and such guarantees are secured by substantially all of the assets of such subsidiaries. Our obligations are secured by first priority security interests in substantially all of our assets and those of our wholly owned subsidiaries. This includes 100% of the voting equity interests of our domestic subsidiaries and certain specified foreign subsidiaries.

The New Centre Lane Facility also includes additional restrictive covenants, including covenants that require us to maintain a total net leverage ratio, minimum consolidated adjusted EBITDA and minimum liquidity. These restrictions could adversely affect our business because they include, among other things, limitations on our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities that may be beneficial for our business. These restrictions also could have a material adverse effect on our ability to make capital expenditures and business acquisitions, restructure or refinance our indebtedness, accept certain business opportunities from customers or seek additional capital.

If we do not comply with the restrictive covenants, including failing to satisfy the required financial covenants, or obtain waivers as needed, our lenders could accelerate our debt and foreclose on our assets, and our stockholders may lose the full value of an investment in our common stock. Our ability to comply with the restrictive covenants in the New Centre Lane Facility depends upon our ability to generate adequate earnings and operating cash flows or sell assets, which will be subject to our ability to successfully implement our business strategy, as well as other general economic and competitive conditions and financial, business and other factors, many of which are beyond our control. Our business may not generate sufficient cash flow from operations to fund our cash requirements and debt service obligations, and we may continue to face significant liquidity constraints. For additional information, please refer to “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Note 11—Debt” to the consolidated financial statements included in this Form 10-K.

The limitations and covenants contained in the MidCap Facility constrain our ability to borrow additional money, sell assets and make acquisitions, which may impair our ability to fully implement elements of our business strategy and otherwise adversely affect our liquidity and financial condition.

The MidCap Facility contains a number of limitations and covenants that limit our ability and that of our subsidiaries to, among other things:

•	create, incur, assume or guarantee any debt, except for the amount outstanding under the New Centre Lane Facility;
•	incur liens;
•	merge or sell assets;
•	purchase assets or engage in joint ventures or partnerships, except as permitted by the MidCap Facility, or make investments;
•	enter into transactions with affiliates;
•	change normal billing and reimbursement policies;
•	make sales or extend credit terms outside the normal course of business; and
•	pay dividends or make other restricted payments.

The MidCap Facility provides for a per annum rate of interest equal to the sum of LIBOR (with a floor of 1%) plus 6%. Any increase in LIBOR or the cessation of LIBOR as a viable reference rate may result in an increase in our interest rates on our outstanding principal debt under the MidCap Facility and therefore negatively affect our cash flow and financial condition. Our obligations under the MidCap Facility are secured by security interests in substantially all of our assets and those of our wholly owned subsidiaries. Our obligations under the MidCap Facility are also guaranteed by our Canadian subsidiaries.

The MidCap Facility also includes additional restrictive covenants, including covenants that require us to maintain a total net leverage ratio, minimum consolidated adjusted EBITDA and minimum liquidity. If we do not comply with the restrictive covenants, including failing to satisfy the required financial covenants, or obtain waivers as needed, our lenders could accelerate our debt and foreclose on our assets, and our stockholders may lose the full value of an investment in our common stock. Our ability to comply with the restrictive covenants in the MidCap Facility depends upon our ability to successfully implement our business strategy, as well as other general economic and competition conditions and financial, business and other factors, many of which are beyond our control. Our business may not generate a sufficient borrowing base, as defined in the MidCap Facility, necessary to fund our cash requirements and debt service obligations, and we may continue to face significant liquidity constraints. For additional information, please refer to “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Note 11—Debt” to the consolidated financial statements included in this Form 10-K.

Any inability to finance our business or repay the New Centre Lane Facility and the MidCap Facility, including due to deterioration of the credit markets, could adversely affect our business.

We intend to finance our existing operations and initiatives with existing cash and cash equivalents, cash flows from operations, the New Centre Lane Facility and the MidCap Facility. The New Centre Lane Facility contains high interest rate payments and both the New Centre Lane Facility and the MidCap Facility contain a number of restrictive covenants and other terms that limit our operating flexibility, including our ability to make other investments or pursue new lines of business. Any deterioration in the credit markets could adversely affect the ability of many of our customers to pay us on time and the ability of many of our suppliers to meet our needs on a competitive basis. Any inability to pay amounts due under the New Centre Lane Facility and the MidCap Facility or access necessary additional funds on acceptable terms or at all may negatively impact our business or operations. In addition, we may require additional sources of funds in order to meet the working capital requirements of our growing business. If we are unable to access sufficient capital from our existing lenders or otherwise, our business and operations would be adversely impacted. For additional information, please refer to “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Note 11—Debt” to the consolidated financial statements included in this Form 10-K.

We are exposed to market risks from changes in interest rates.

We are subject to market risk exposure related to changes in interest rates. The New Centre Lane Facility and the MidCap Facility provide for variable rates of interest based on LIBOR. We will be liable for the greatest amount of interest permitted under such rates. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear whether or not, at that time, LIBOR will cease to exist and a satisfactory replacement rate developed or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of, among other entities, large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index that measures the cost of borrowing cash overnight, backed by U.S. Treasury securities (“SOFR”). SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Whether or not SOFR attains market traction as a LIBOR replacement rate remains in question. As such, the future of LIBOR at this time is uncertain. If LIBOR ceases to exist, we may need to renegotiate the applicable interest rates under the New Centre Lane Facility and the MidCap Facility, as they use LIBOR as a factor in determining the applicable interest rate.

If we become unable to obtain adequate surety bonding, it could reduce our ability to bid on new work, which could, in turn, have a material adverse effect on our future revenue and business prospects.

Consistent with industry practice, we are at times required to provide performance and payment surety bonds to customers. These bonds provide credit support for the customer if we fail to perform our obligations under the contract. If security is required for a particular project and we are unable to obtain a bond on terms commercially acceptable to us, we may not be able to pursue that project. In addition, bonding may be more difficult to obtain in the future or may only be available at significant additional cost.

If we become unable to obtain adequate letters of credit, our ability to bid on new work could be reduced, which could have a material adverse effect on our future revenue and business prospects.

In line with industry practice, we are at times required to provide letters of credit. These letters of credit provide credit support for the client if we fail to perform our obligations under the contract. Each of the New Centre Lane Facility and the MidCap Facility contains restrictions on the maximum amount that may be drawn against letters of credit. As of March 20, 2020, we had $1.2 million of non-cash collateralized letters of credit outstanding. If security is required for a particular project and we are unable to obtain a letter of credit on terms commercially acceptable to us, we may not be able to pursue that project. Any inability to obtain letters of credit on commercially reasonable terms could have a material adverse effect on our revenue and business prospects.

We have recorded write-downs of our goodwill and other indefinite-lived assets in the past. If we were required to write-down additional amounts, our results of operations and stockholders’ equity could be materially adversely affected.

We are required to review goodwill and indefinite-lived intangible assets for potential impairment at least annually in accordance with GAAP. As a result of our annual goodwill impairment analysis as of October 1, 2019 and 2018, we determined that the fair value exceeded its book value, and, accordingly, no impairment charge was necessary for the years ended December 31, 2019 and 2018. We had $47.9 million of goodwill and trade names remaining on our consolidated balance sheet as of December 31, 2019. If we experience declines in revenue and gross profit or do not meet our current and forecasted operating budget, we may be subject to goodwill and/or other intangible asset impairments in the future. Because of the significance of our goodwill and intangible assets, and based on the magnitude of historical impairment charges, any future impairment of these assets could have a material adverse effect on our financial results. For additional information, please refer to “Note 7—Goodwill and Other Intangible Assets” to the consolidated financial statements included in this Form 10-K.

Liabilities, fees, and expenses related to the Koontz-Wagner bankruptcy filing could have a material adverse effect on our results of operations, cash flows and financial position.

We may incur future liabilities as a result of the July 11, 2018 bankruptcy filing of our Koontz-Wagner subsidiary, and defending any claims relating to the Koontz-Wagner bankruptcy could require us to incur substantial legal fees and other expenses. Any such liabilities could have a material adverse effect on our results of operations, cash flows and financial position. For additional information, please refer to “Note 5—Changes in Business” to the consolidated financial statements included in this Form 10-K.

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

The Tax Act (i) reduced the U.S. corporate income tax rate from 35% to 21% beginning in 2018, (ii) generally limited our annual deductions for interest expense to no more than 30% of our “adjusted taxable income” (plus 100% of our business interest income) for the year and (iii) permitted us to offset only 80% (rather than 100%) of our taxable income with any NOLs we generate after 2017. The disallowed interest and NOLs generated after 2017 can be carried to future periods indefinitely. It is possible in the future that the NOL and/or interest deductibility limitations could have the effect of causing us to incur income tax liability sooner than we otherwise would have incurred such liability or, in certain cases, could cause us to incur income tax liability that we might otherwise not have incurred, in the absence of these tax law changes.

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

As of December 31, 2019, we had U.S. federal tax NOL, foreign tax credits and general business tax credit carryforwards of $218.6 million, $3.3 million and $0.4 million, respectively. Generally, NOL, foreign tax credit and general business credit carryforwards may be used to offset future taxable income and thereby reduce or eliminate U.S. federal income tax liabilities. Section 382 of the Code limits a corporation’s ability to utilize NOL carryforwards to reduce tax liabilities if the corporation undergoes an “ownership change.” For these purposes, an ownership change is deemed to occur if there has been a change of more than 50% in the ownership of shareholders owning 5% or greater of the value of a corporation’s stock over a three year period. Code Section 383 applies the same limitations to foreign tax credit, general business credit and capital loss carryforwards after an ownership change.

Based upon our review, we had not experienced an ownership change as defined under Code Section 382 as of December 31, 2019. As of the date of this filing, based on our preliminary review, our recently completed Rights Offering did not contribute to an ownership change under Code Section 382. If additional equity is issued in the future, an ownership change pursuant to Code Section 382 may occur. In addition, an ownership change under Code Section 382 could be caused by circumstances beyond the Company’s control, such as market purchases or sales by certain 5% or greater shareholders of our stock. There is also a risk that, due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. In addition, under the Tax Act, the amount of NOLs incurred after the end of the 2017 fiscal year that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. The Tax Act also generally eliminates the ability to carry back any NOLs to prior taxable years, while allowing post-2017 unused NOLs to be carried forward indefinitely. There is a risk that, due to changes under the Tax Act, regulatory changes, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. Thus, there can be no assurance that the Company will not experience an ownership change which would significantly limit the utilization of the Company’s NOL, foreign tax credit or general business credit carryforwards in calculating future federal tax liabilities.

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

From mid-2015 until the filing of our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Report”) in March 2017, which included the restatement of certain prior period financial results, our Board, Audit Committee and members of management devoted substantial internal and external resources to legal matters resulting from the restatement and remediation efforts and the preparation and filing of the 2015 Report. Due to the delays caused by the restatement, additional attention and resources were required during 2017 for the preparation and filing of our Annual Report on Form 10-K for our 2016 fiscal year, as well as our 2017 quarterly reports. As a result of these efforts, we incurred significant incremental fees and expenses for additional audit services, financial and other consulting services and legal services. These expenses, as well as the substantial time devoted by our Board and management toward identifying, addressing and remediating internal weaknesses and legal costs related to our internal investigation and the SEC investigation, litigation and other actions related to the restatement, had a material adverse effect on our business, results of operations and financial condition. Although our internal investigation, the SEC investigation and the putative class action have concluded, the remediation of weaknesses in our internal controls continues to require management’s attention. In addition, any future inquiries from legal proceedings or other actions by the SEC as a result of the restatement of our historical financial statements will, regardless of the outcome, likely consume a significant amount of our resources in addition to those resources already consumed in connection with the restatement itself and related litigation matters. In addition, the restatement of our historical financial statements, the fact that our stock is not listed on a national securities exchange (such as the New York Stock Exchange), and our significantly constrained liquidity have hindered our ability to attract new customers and strained relationships with certain existing customers, making it challenging to increase the volume and scope of our work.

Our failure to maintain effective internal control over financial reporting and disclosure controls and procedures could continue to have a material adverse effect on our business.

We are required to maintain internal control over financial reporting and disclosure controls and procedures in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with GAAP. In connection with our internal investigation and the restatement, we determined that we had material weaknesses in our internal control environment and internal control activities. During 2019, we designed a remediation plan to strengthen our financial reporting and accounting functions and have taken remediation steps to address these material weaknesses. We also continue to take meaningful steps to enhance our disclosure controls and procedures and our internal control over financial reporting by strengthening our financial reporting and accounting functions. We believe that we have remediated these material weaknesses and management has concluded that our disclosure controls and procedures were effective as of December 31, 2019; however, we cannot assure that we will be able to maintain adequate controls over our financial processes and reporting in the future. See “Part II—Item 9A. Controls and Procedures.”

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

If key employees do not meet the expectations of their roles, we could experience inefficiencies or a lack of business continuity due to loss of historical knowledge and a lack of familiarity of those employees with business processes, operating requirements, policies and procedures (some of which are new) and key information technologies and related infrastructure used in our day-to-day operations and financial reporting. It is important to our success that these key employees quickly adapt to, and excel in, their new roles. Their failure to do so could result in operational and administrative inefficiencies and added costs that could adversely impact our results of operations, our stock price and our customer relationships and may make recruiting for future management positions more difficult. In addition, if we were to lose the services of any one or more key employees, whether due to death, disability or termination of employment, our ability to successfully implement our business strategy, financial plans and other objectives could be significantly impaired. Any of the above factors could also impede our ability to maintain effective internal controls over financial reporting on an ongoing basis. See “Part II—Item 9A. Controls and Procedures.” If we do not effectively manage our business through our management transitions, our business and results of operations could be adversely affected.

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

Our business could be adversely affected by the effects of widespread outbreak of contagious disease, including the recent outbreak of respiratory illness caused by COVID-19, novel coronavirus first identified in Wuhan, Hubei Province, China. Any outbreak of contagious diseases and other adverse public health developments could have a material and adverse effect on our business operations. These could include disruptions or restrictions on us and our employees’ ability to travel or to distribute services and materials, as well as temporary closures of the facilities of our suppliers or customers. Any disruption of our suppliers or customers would likely impact our sales and operating results. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect both the U.S. and global economy and financial markets, resulting in an economic downturn that could impact our operating results. For instance, COVID-19 has caused volatility in the U.S. and global financial markets and threatened a slowdown in the U.S. and global economy. While it is not possible at this time to estimate the impact that COVID-19 could have on our operations, the continued spread of COVID-19, the measures taken by local, state, and federal governments of the United States and other countries affected, actions taken to protect employees, and the impact of the pandemic on various business activities in affected states and countries could adversely affect our financial condition, results of operations and cash flows.

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

We depend on a relatively small number of customers for a significant portion of our revenue. In 2019, four customers accounted for 72%, and in 2018, three customers accounted for 69%, of our consolidated revenue. For a listing of our major customers, please refer to “Note 16—Major Customers and Concentration of Credit Risk” to the consolidated financial statements included in this Form 10-K. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. Because our major customers represent a large part of our business, the loss of any of our major customers could negatively impact our business and results of operations. Our business volume with each of our largest customers is highly dependent on operations and maintenance budgets for U.S. utilities. Fluctuations in any of these factors could materially adversely impact our financial results.

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

We began to expand our operations outside the U.S. during 2019 and are subject to risks associated with doing business outside the U.S.

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

Our cross border activities also subject us to certain regulatory matters, including import and export licenses, tariffs, Canadian and U.S. customs and tax issues and toxic substance certifications. Violations of these requirements could result in the imposition of significant administrative, civil and criminal penalties. In addition, the new United States-Mexico-Canada

Agreement (“USMCA”) (in Canada, known as the Canada-United States-Mexico Agreement (“CUSMA”)) supersedes the North American Free Trade Agreement (“NAFTA”). USMCA/CUSMA has been ratified by the legislature of each of the United States, Canada and Mexico. NAFTA provided protection against tariffs, duties and other charges or fees and assures access by the signatories. The impact of USMCA/CUSMA on energy markets is uncertain. Any of the foregoing factors may adversely impact our business and results of operations.

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

We are subject to extensive and evolving federal, state and international privacy laws and regulations. Changes in privacy and data security laws or regulations or new interpretations of existing laws or regulations could have a negative effect on our operating methods and costs. Failure to comply with such regulations could result in the termination or loss of contracts, the imposition of contractual damages, private and government civil litigation, civil sanctions, damage to our reputation or, in certain circumstances, criminal penalties, any of which could have a material adverse effect on our results of operations, financial position, cash flows, business and prospects. Determining compliance with such regulations is complicated by the fact that many of these laws and regulations have not been fully interpreted by governing regulatory authorities or the courts, and many of the provisions of such laws and regulations are open to a range of interpretations. There can be no assurance that we are, or have been, in compliance with all applicable existing laws and regulations or that we will be able to comply with new laws or regulations, such as the California Consumer Privacy Act, which became effective on January 1, 2020 and imposes additional obligations on businesses to make new disclosures about data collection, use, and sharing practices and affords consumers new rights with respect to their data. It also provides a new private right of action for data breaches.

Our participation in multiemployer pension plans could adversely impact our liquidity and results of operations.

During 2019, we contributed to approximately 70 multiemployer pension plans throughout the U.S. and, historically, we have contributed to over 150 multiemployer pension plans in which we still have withdrawal liabilities. We believe that our responsibility for potential withdrawal liabilities associated with participating in multiemployer pension plans is limited because the building and construction trades exemption pursuant to the Employee Retirement Income Security Act of 1974 should apply to the substantial majority of our plan contributions. However, pursuant to the Pension Protection Act of 2006 and other applicable laws, we are exposed to other potential liabilities associated with plans that are underfunded. As of December 31, 2019, we had been notified that certain pension plans were in critical funding status. Currently, certain plans are developing, or have developed, a rehabilitation plan that may call for a reduction in participant benefits or an increase in future employer contributions. Therefore, in the future, we could be responsible for potential surcharges, excise taxes and/or additional contributions related to these plans, which could impact our liquidity and results of operations. While we continue to actively monitor, assess and take steps to limit our potential exposure to any surcharges, excise taxes, additional contributions and/or withdrawal liabilities, any market conditions or the number of participating employers remaining in each plan may result in a reorganization, insolvency or mass withdrawal that could have a material adverse effect on the funded status of the multiemployer plans and our potential withdrawal liability.

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

Changes in tax laws or exposures to additional tax liabilities could negatively impact our effective tax rate and results of operations. As a result of enactment of the Tax Act, we were required to re-evaluate our 2017 U.S.-related deferred tax assets and liabilities and to account for a one-time transition tax on certain un-repatriated earnings of foreign subsidiaries. The Tax Act introduced significant changes to the U.S. corporate income tax law that have had a meaningful impact on our provision for income taxes. Accounting for the income tax effects of the Tax Act required significant judgments to be made in interpreting its provisions. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, we made reasonable estimates of the effects and recorded provisional amounts in the financial statements for fiscal year 2017.

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

From December 31, 2012 to March 20, 2020, the closing price of our common stock ranged from $20.86 to $1.00 per share. Continued declines in the price of our common stock could impede our ability to obtain additional capital and attract and retain qualified employees and could reduce the liquidity of our common stock. In addition, the reduced stock price also increases the cost to us, in terms of dilution, of using our equity for employee compensation.

The stock markets have experienced extreme volatility that has often been unrelated to the operating performance of similarly situated companies, including, most recently, fluctuations relating to the impact of the COVID-19 coronavirus. These broad market fluctuations may adversely affect the market price of our common stock.

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

There is no assurance that an active public trading market in our common stock will be available.

There can be no assurance that an active public trading market for our common stock will be available or sustained. If, for any reason, an active public trading market does not exist, purchasers of the shares of our common stock may have difficulty in selling their shares should they desire to do so, and the price of our common stock may decline.

We do not currently expect to pay any cash dividends on our common stock, so investors may not receive any return on investment unless investors sell their shares of common stock for a price greater than that which investors paid for them.

On May 30, 2012, our Board adopted a dividend policy pursuant to which we would pay quarterly dividends on our common stock; however, we have not paid any dividends since March 2015. The costs associated with the restatement of our historical financial results, as well as related matters, has presented a significant financial burden on our Company, and the continued operation of our business has required substantial funding. In addition, each of the New Centre Lane Facility and the MidCap Facility prohibits us from paying cash dividends. Therefore, we do not anticipate paying dividends on our common stock in the foreseeable future.

Any future determination with respect to the payment of dividends will be at the discretion of the Board and will depend upon our financial condition, results of operations, capital requirements, general business conditions, terms of financing arrangements and other factors that our Board may deem relevant. Future dividends, their timing and amount will be subject to capital availability and periodic determinations by our Board that cash dividends are in the best interest of our stockholders and are in compliance with all of our respective laws and agreements applicable to the declaration and payment of cash dividends and may be affected by, among other factors: our views on potential future capital requirements for organic initiatives and strategic transactions; debt service requirements; our credit rating; changes to applicable tax laws or corporate laws; limitations in our debt facilities; and changes to our business model. Our dividend payments may change from time to time, and we cannot provide assurance that we will declare dividends of any particular amounts or at all. If we do not pay dividends, then our common stock may be less valuable because a return on investment will occur only if our stock price increases, and such appreciation may not occur.

Actions of activist stockholders could be disruptive and potentially costly, and the possibility that activist stockholders may seek changes that conflict with our strategic direction could cause uncertainty about the strategic direction of our business.

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

While we welcome varying opinions from all stockholders, activist campaigns that contest or conflict with our strategic direction could have an adverse effect on our results of operations and financial condition, as responding to proxy contests and other actions by activist shareholders can disrupt our operations, be costly and time consuming and divert the attention of our Board and senior management from the pursuit of business strategies. In addition, perceived uncertainties as to our future direction as a result of changes to the composition of our Board may lead to the perception of a change in the direction of our business, instability or lack of continuity which may be exploited by our competitors, may cause concern to our current or potential customers, may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners. These types of actions could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

We are subject to anti-takeover effects of certain charter and bylaw provisions and Delaware law, as well as of our substantial insider ownership.

Provisions of our Second Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), Fourth Amended and Restated By-Laws (the “By-Laws”) and Delaware law may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our management and Board. These provisions include providing our Board the ability to set the number of directors and to fill vacancies on the Board occurring between stockholder meetings.

We are also subject to provisions of the Delaware corporation law that, in general, prohibit any business combination with a beneficial owner of 15% or more of our common stock for three years following the date the beneficial owner acquired at least 15% of our stock, unless various conditions are met, such as approval of the transaction by our Board. Together, these charter and statutory provisions could make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock.

The existence of the foregoing provisions and anti-takeover measures, as well as the significant amount of common stock beneficially owned by Wynnefield Capital, Inc., the Company’s largest equity investor (“Wynnefield”), could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of us, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

We may issue a substantial number of shares of our common stock in the future, and stockholders may be adversely affected by the issuance of those shares.

We may raise additional capital or refinance or restructure our debt by issuing shares of common stock, or other securities convertible into common stock, which will increase the number of shares of common stock outstanding and will result in potentially substantial dilution in the equity interest of our current stockholders and may adversely affect the market price of our common stock. For instance, in March 2020, we issued 5,384,615 shares of our common stock in connection with the closing of our registered offering of subscription rights to purchase shares of our common stock to existing holders of our common stock (the “Rights Offering”). We could seek to issue new debt, equity and hybrid securities in the future. In addition, we have issued shares of our common stock pursuant to private placement exemptions from Securities Act registration requirements and may do so in the future in connection with financings, acquisitions, the settlement of litigation and other strategic transactions. We may also issue equity securities (including, but not limited to, warrants to purchase shares of our common stock) in connection with future financing transactions. The issuance, and the resale or potential resale, of shares of our common stock could adversely affect the market price of our common stock and could be dilutive to our stockholders.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our corporate office is located in Tucker, Georgia. We do not own any properties. Below is a summary of properties leased by our continuing operations as of December 31, 2019.

	Lease	Approximate
Location	Expiration Date	Sq. Footage	Principal Uses
Tucker, Georgia	March 31, 2023	24,000	Administrative office (corporate headquarters)
Astoria, New York (1)	March 31, 2020	7,000	Administrative office/warehouse
Deer Park, Texas (2)	April 30, 2020	900	Administrative office
Dothan, Alabama	Month to Month	1,100	Administrative office
Jacksonville, Florida	August 30, 2022	10,708	Administrative office/warehouse
Port Elgin, Ontario	April 30, 2022	8,005	Administrative office
Seymour, Indiana (3)	April 30, 2020	1,406	Administrative office/warehouse

(1)	The Company does not expect that it will renew its lease of office and warehouse space in Astoria, New York and is in the process of locating an alternate facility.
(2)	The Company intends to renew its lease of office space in Deer Park, Texas.
(3)	The Company does not expect that it will renew its lease of office and warehouse space in Seymour, Indiana.

Item 3.  Legal Proceedings.

Litigation and Claims

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

The Company prevailed in a putative shareholder class action, which was captioned Budde v. Global Power Equipment Group Inc. and filed in the U.S. District Court for the Northern District of Texas naming the Company and certain former officers as defendants. This action and another action were filed on May 13, 2015 and June 23, 2015, respectively and, on July 29, 2015, the court consolidated the two actions and appointed a lead plaintiff. Following the District Court’s dismissal with prejudice on September 11, 2018, Plaintiffs appealed the decision to the United States Court of Appeals for the Fifth Circuit. The Fifth Circuit held oral arguments on August 5, 2019. On August 23, 2019, the Fifth Circuit issued a per curiam decision affirming the District Court’s dismissal. Plaintiffs had until November 21, 2019, to petition for certiorari review by the Supreme Court of the United States, but did not do so. The matter is now concluded.

Koontz-Wagner Bankruptcy

On July 11, 2018, Koontz-Wagner filed a voluntary petition for relief under Chapter 7 of Title 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of Texas. The filing was for Koontz-Wagner only, not for the Company as a whole, and was completely separate and distinct from the Williams business and operations. Please refer to “Note 5—Changes in Business—Discontinued Operations—Electrical Solutions” to the consolidated financial statements included in this Form 10-K for additional information.

For a description of our material pending legal and regulatory proceedings and settlements, please refer to “Note 15—Commitments and Contingencies” to the consolidated financial statements included in this Form 10-K.

Item 4.  Mine Safety Disclosures.

Not applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTCQX under the symbol “WLMS”. Any OTCQX quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. Such quotes are not necessarily representative of actual transactions or of the value of our securities.

The trading volume for our common stock is relatively limited. An active trading market may not continue to provide adequate liquidity for our existing stockholders or for persons who may acquire our common stock in the future.

Holders

As of March 20, 2020, there were 24,538,058 shares of our common stock outstanding and 120 holders of record of our common stock. We believe that the number of beneficial holders of our common stock is substantially greater than the number of holders of record.

Dividends

We have not paid dividends to holders of our common stock since March 2015, and the terms of the New Centre Lane Facility and the MidCap Facility currently prohibit us from paying cash dividends. In addition, declaration and payment of future dividends would depend on many factors, including, but not limited to, our earnings, financial condition, business development needs, regulatory considerations and the terms of the New Centre Lane Facility and MidCap Facility, and is at the discretion of our Board of Directors. We currently have no plan in place to pay cash dividends. See “Part I—Item 1A. Risk Factors—We do not currently expect to pay any cash dividends on our common stock, so investors may not receive any return on investment unless investors sell their shares of common stock for a price greater than that which investors paid for them.”

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2019, we did not sell any of our equity securities in transactions that were not registered under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither we, nor any “affiliated purchaser,” as defined in SEC Rule 10b-18(a)(3), purchased any of our equity securities during the three months ended December 31, 2019.

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

Our Restructuring

During 2018, we completed the restructuring of our Company and also began expanding our service. Beginning in 2016, we shifted our strategy to become a preferred provider of construction, maintenance and specialty services, to exit all product manufacturing businesses and to use the proceeds from the sales to reduce and restructure our term debt. To effect this change, in the third quarter of 2017, we made the decision to exit and sell substantially all of the operating assets and liabilities of our Mechanical Solutions segment, which we completed in the fourth quarter of 2017, as described below. Additionally, during the fourth quarter of 2017, we made the decision to exit our Electrical Solutions segment (which was comprised solely of Koontz-Wagner). We determined that these two segments met the definition of discontinued operations and, as a result, they have been presented as discontinued operations for all periods presented. In October 2017, we sold substantially all of the operating assets and liabilities of our Mechanical Solutions segment, including our manufacturing facility in Mexico. On July 11, 2018, Koontz-Wagner filed a voluntary petition for relief under Chapter 7 of Title 11 of the Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of Texas. The filing was for Koontz-Wagner only, not for the Company as a whole, and was completely separate and distinct from the Williams business and operations. Unless otherwise specified, the financial information and discussion in this Form 10-K are as of December 31, 2019 and are based on our continuing operations; they exclude any results of our discontinued operations. Please refer to “Note 5—Changes in Business” to the consolidated financial statements included in this Form 10-K for additional information on our discontinued operations.

Industry Trends and Outlook

Electric Power Generation – We are primarily focused on nuclear and fossil power generation. We are involved in new build power generation facilities, maintenance of existing facilities and the decommissioning of retired facilities. Net electricity generation in the U.S. was relatively unchanged in 2019 compared to 2018. The EIA projects that electricity consumption will remain flat in the U.S. for 2020.

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

Nuclear Decommissioning – Given the average age of nuclear facilities in the U.S., nuclear decommissioning represents the fastest growing field within the nuclear industry. Since 2013 eight U.S. nuclear reactors have been retired with 10 more planned to shut down by 2025. We are currently working with a major contractor in the decommissioning field and believe there may be an opportunity for us to expand our capabilities and more broadly serve the decommissioning of nuclear power facilities. We are actively pursuing projects in the decommissioning market and see this as an opportunity for future growth.

Oil and Gas – Innovation of new technologies is enhancing oil and gas production. These advances are driven from growth in the consumption of natural gas, petroleum, and petrochemical products. The large swings in the price environment  are requiring the industry as a whole to be better equipped with upgraded facilities, new technologies, and better processes to reduce the risk of volatility. Despite the volatility in prices, oil and gas hit record levels in 2019, with natural gas production exceeding 92.8 billion cubic feet per day and crude oil exceeding 12 million barrels per day. We are expanding our services to larger capital and maintenance projects in the oil and gas industry focusing on refineries, process facilities, and midstream terminals.

Water and Wastewater Treatment Landscape – Technological advances in order to keep up with population growth and industrial capacity, is transforming the water and wastewater treatment industry. Nationally, the EPA estimates that the cost of replacing all 6.5 to 10 million lead service lines (LSLs) in the U.S could range from $16 billion to as much as $80 billion. We are expanding our services to target capital projects and maintenance on booster pump stations, well buildouts, treatment expansions, and lift stations within the water and wastewater treatment industry.

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

In early March of 2020, the market experienced a precipitous decline in oil prices in response to oil demand concerns due to the economic impacts of the COVID-19 virus and anticipated increases in supply from Russia and OPEC, particularly Saudi Arabia. While the impact of this oil price decline has yet to be felt in demand for our services, we expect that in response our customers will reduce activity during this period of commodity price weakness and will also seek price reductions for our services. This current uncertainty gives us limited visibility into near term demand for our services; Quarter-to-date through March 2020, the impact of the coronavirus outbreak on our financial performance has not been significant. However, the extent to which the coronavirus may impact our future results is uncertain and depends on future developments, including the duration and spread of the outbreak, as well as the impact on industrial production and manufacturing, consumer spending, customers’ inventory supply chains, and demand for our services.

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

	Year Ended December 31,
(in thousands)	2019	2018
Revenue	$245,787	$188,918
Cost of revenue	214,887	160,177
Gross profit	30,900	28,741

Selling and marketing expenses	587	1,649
General and administrative expenses	24,583	30,350
Restructuring charges	—	5,689
Restatement expenses	—	160
Depreciation and amortization expense	301	857
Total operating expenses	25,471	38,705
Operating income (loss)	5,429	(9,964)

Interest expense, net	6,032	8,990
Other (income) expense, net	(1,958)	(764)
Income (loss) from continuing operations before income tax expense (benefit)	1,355	(18,190)
Income tax expense (benefit)	333	(4,400)
Income (loss) from continuing operations	$1,022	$(13,790)

Revenue for the year ended December 31, 2019 increased $56.9 million, or 30.1% compared with 2018. The increase in revenue was due primarily to the volume of construction activities at Plant Vogtle Units 3 and 4, accounting for $19.3 million. Our recent entry into the nuclear industry in Canada contributed $17.0 million in new business revenue. A portion of the growth was driven by a planned utility outage related to our long term maintenance and modification contract accounting for $15.5 million. We also experienced growth in the oil and gas industry-related revenue, which contributed $7.9 million of incremental revenue. These gains were partially offset by a $3.4 million decline in the decommissioning business.

Gross profit for the year ended December 31, 2019 increased $2.2 million, or 7.5% compared with 2018. This was primarily due to the expansion into the nuclear industry in Canada and our growth in the oil and gas industry.  The remaining increase can be attributed to various projects in the nuclear and fossil markets, which included the early termination of a fixed price nuclear project that contributed $1.7 million in revenue with no additional cost in the fourth quarter of 2019.  These gains were partially offset by the recognition of a $1.3 million loss on a fixed-price fossil fuel project through the third quarter of 2019, for which we recovered approximately $0.3 million in the fourth quarter of 2019.

Operating income (loss) for the year ended December 31, 2019 increased $15.4 million compared with 2018. The increase in operating income was due to a $13.2 million decrease in operating expenses and the $2.2 million increase in gross profit discussed above. For the year ended December 31, 2019, general and administrative expenses and restructuring charges decreased $5.8 million and $5.7 million, respectively, due to the restructuring efforts undertaken and completed in 2018. Furthermore, selling and marketing expenses decreased $1.1 million, as a result of our cost control efforts, and depreciation expense decreased $0.6 million. The Company also benefited from a $0.2 million decrease in costs related to restatement expenses recognized in 2018 due to the wind-down of restatement activities in conjunction with the March 15, 2017 filing of the 2015 Report, which included the restatement of certain prior period financial results.

General and Administrative Expenses

	Year Ended December 31,
($ in thousands)	2019	2018
Employee-related expenses	$13,447	$15,611
Stock-based compensation expense	1,595	1,121
Professional fees	3,823	5,634
Other expenses	5,718	7,984
Total	$24,583	$30,350

Total general and administrative expenses for the year ended December 31, 2019 decreased $5.8 million compared with 2018. For the year ended December 31, 2019, total employee-related expenses decreased $2.2 million due primarily to our ongoing employee and employee-related expense management efforts and a reduction in headcount compared with 2018. The decrease in employee-related expenses was partially offset by costs recognized in connection with the retirement of our former Chief Financial Officer in June 2019, pursuant to the terms of his employment agreement. Professional fees for the year ended December 31, 2019 decreased $1.8 million compared with 2018, primarily because of the completion of our restructuring initiatives and becoming current with our SEC reporting obligations. Additionally, other expenses for the year ended December 31, 2019 decreased $2.3 million compared with 2018. These decreases in general and administrative expenses for 2019 were partially offset by a $0.5 million increase in stock-based compensation expense compared with 2018.

Restructuring Charges

	Year Ended December 31,
(in thousands)	2019	2018
Lease	$—	$536
Severance	—	5,153
Total	$—	$5,689

During 2018, we enacted our plan to significantly reduce corporate overhead and staff by consolidating all our administrative activities in our Tucker, Georgia offices and, as a result, vacated our leased office space in Irving, Texas on September 30, 2018. In March 2019, we subleased the Irving, Texas office space until November 2019, when the lease expired.

Other (Income) Expense, Net

	Year Ended December 31,
($ in thousands)	2019	2018
Interest expense, net	$6,032	$8,990
Other income, net	(1,958)	(764)
Total	$4,074	$8,226

Total other expense, net, for the year ended December 31, 2019 decreased $4.2 million compared with 2018. Interest expense, net decreased $3.0 million due to a lower weighted average interest rate on our long-term borrowings, partially offset by higher outstanding debt obligations. The weighted average interest rate on borrowings under the New Centre Lane Facility for the year ended December 31, 2019 was 12.5%.

In addition, other income, net increased $1.2 million for the year ended December 31, 2019 compared with 2018 as a result of an $0.5 million increase in income from the Company’s 25% interest in an equity method investment and a $0.4 million net settlement on disputes related to the sale of our former Mechanical Solutions segment. These increases were partially offset by a decrease in loss on disposal of assets related to our 2018 restructuring activities.

Income Tax Expense (Benefit)

	Year Ended December 31,
($ in thousands)	2019	2018
Income tax expense (benefit)	$333	$(4,400)

We recorded income tax expense from continuing operations of $0.3 million and income tax benefit from continuing operations of $4.4 million in 2019 and 2018, respectively. Our effective tax rates from continuing operations were 24.6% and 24.2% for the years ended December 31, 2019 and 2018, respectively.

The income tax expense in 2019 was mainly comprised of a $0.3 million tax expense for a net increase in deferred tax liabilities related to an increase in indefinite-lived intangible deferred tax liabilities, partially offset by indefinite-lived deferred tax assets created by the 2017 Tax Act.

The Tax Act required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. Therefore, we recorded a provisional liability of the transition tax of $2.6 million in 2017.

Discontinued Operations

Please refer to “Note 5—Changes in Business” to the consolidated financial statements included in this Form 10-K for information regarding discontinued operations.

Liquidity and Capital Resources

During 2019, our principal source of liquidity was borrowings under the MidCap Facility. Our principal uses of cash were to pay for customer contract-related material, labor and subcontract labor, operating expenses, interest expense on the New Centre Lane Facility and the MidCap Facility and exit costs resulting from the Koontz-Wagner bankruptcy. Exit costs related to the Koontz-Wagner bankruptcy were included in loss from discontinued operations in the Company’s consolidated statements of operations for the years ended December 31, 2019 and 2018. See discussion in “Note 11—Debt” and “Note 5—Changes in Business” to the consolidated financial statements included in this Form 10-K.

Net Cash Flows

Our net consolidated cash flows, including cash flows related to discontinued operations, consisted of the following:

	Year Ended December 31,
(in thousands)	2019	2018
Cash flows provided by (used in):
Operating activities	$(3,839)	$(14,422)
Investing activities	(242)	182
Financing activities	6,896	3,026
Effect of exchange rate changes on cash	61	—
Net change in cash, cash equivalents and restricted cash	$2,876	$(11,214)

Cash and Cash Equivalents

As of December 31, 2019, our operating unrestricted cash and cash equivalents increased $2.9 million to $7.4 million. As of December 31, 2019, $4.4 million of its operating cash balance is held in U.S. bank accounts and $2.9 in Canadian bank accounts.

At March 20, 2020, we had $4.6 million in unrestricted cash and cash equivalents that could be used, along with normal cash flows from operations, to fund certain unanticipated shortfalls in future cash flows.

Operating Activities

Cash flows from operating activities result primarily from earnings sources and are affected by changes in operating assets and liabilities, which consist primarily of working capital balances related to our projects. For the year ended December 31, 2019, cash used by operating activities decreased $10.6 million to $3.8 million. The decrease in our usage of cash during 2019 was partially attributed to an increased focus on our efforts to track and collect on receivables from our customers.

During 2019, our working capital decreased $1.8 million, or 16.6%, to $8.8 million from $10.6 million at December 31, 2018. The decrease in working capital was primarily due to a $13.7 million increase in accounts payable and a $7.6 million increase in short-term borrowings. These increases were partially offset by a $2.9 million increase in cash and cash equivalents, a $15.5 million increase in accounts receivable, net and a $1.8 million decrease in accrued compensation and benefits.

Investing Activities

For the year ended December 31, 2019, our investing activities did not have a significant impact on our net cash flows.

Financing Activities

For the year ended December 31, 2019, net cash provided by financing activities increased $3.9 million. The MidCap Facility grants the lender dominion over our depository bank accounts. As such, our weekly borrowings under the MidCap Facility are our primary source of liquidity. During the year ended December 31, 2019, our borrowings under the MidCap Facility exceeded our repayments from customer cash receipts by $7.6 million. At any point in time, the outstanding balance under the MidCap Facility is a function of the timing of collections of our customer cash receipts and the timing of our cash expenditure needs for the following week for payment of trade payable obligations and payroll and related tax obligations. For additional information about our outstanding debt, including our outstanding term loan, please refer to “Note 11—Debt” to the consolidated financial statements included in this Form 10-K.

Effect of Exchange Rate Changes on Cash

For the year ended December 31, 2019, the effect of Canadian foreign exchange rate changes on our cash balances was not material. For the year ended December 31, 2018, our cash flows were not impacted by fluctuations in foreign currency.

Dividends

We have not declared dividends since the first quarter of 2015 and do not anticipate declaring dividends in the near term. As of December 31, 2019, the terms of the New Centre Lane Facility and MidCap Facility restricted our ability to pay dividends. In addition, the timing and amounts of any dividends would be subject to determination and approval by our Board of Directors.

Amendments to Debt Facilities

Amendment to the New Centre Lane Facility.  On January 13, 2020 (the “CL Closing Date”), we entered into the Third Amendment to the New Centre Lane Facility (the “Centre Lane Amendment”), which, among other things, changed the leverage ratio requirement to a “net” leverage ratio, enabling the Company to net unrestricted cash and cash equivalents in excess of $2.5 million against its Total Debt (as defined in the New Centre Lane Facility) when determining the total net leverage ratio; amended the calculation of Consolidated Adjusted EBITDA (as defined in the New Centre Lane Facility); revised the required levels of the total net leverage ratio and minimum Consolidated Adjusted EBITDA for certain future periods; decreased the minimum required liquidity to $1.5 million; increased the prepayment premium required when voluntarily prepaying amounts outstanding under the New Centre Lane Facility to 2% for the year following the CL Closing Date and 1% for the second year following the CL Closing Date; required the payment of a $175,000 amendment fee; and made certain other changes to the New Centre Lane Facility, in each case subject to the terms and conditions of the Centre Lane Amendment.

Amendment to the MidCap Facility.  On January 13, 2020 (the “MC Closing Date”), we entered into the Third Amendment to the MidCap Facility (the “MidCap Amendment”), which, among other things, extended the maturity date of the revolving loan facility by one year to October 11, 2022 and increased the maximum available principal amount of revolving loans by $10.0 million to $25.0 million. The MidCap Amendment also changed the leverage ratio requirement to a “net” leverage ratio, enabling the Company to net unrestricted cash and cash equivalents in excess of $2.5 million against its Total

Debt (as defined in the MidCap Facility) when determining the total net leverage ratio; amended the calculation of Consolidated Adjusted EBITDA (as defined in the MidCap Facility); revised the required levels of the total net leverage ratio and minimum Consolidated Adjusted EBITDA for certain future periods; required the payment of a $150,000 amendment fee; increased the monthly collateral management fee and a certain prepayment fee; and made certain other changes to the MidCap Facility, in each case subject to the terms and conditions of the MidCap Amendment.

In addition to the above modifications, both the Centre Lane Amendment and the MidCap Amendment required certain Canadian subsidiaries of the Company to become guarantors of the Company’s obligations under the respective credit agreement and to grant liens on substantially all of their assets to secure such guarantees, and the Company was required to complete the Rights Offering on or before March 13, 2020, which successfully occurred. We do not have any obligation to repay debt under the MidCap Facility with the proceeds of the Rights Offering and Centre Lane has agreed to exclude the proceeds of the Rights Offering from the applicable mandatory prepayment provisions of the New Centre Lane Facility. For additional information regarding the New Centre Lane Facility and the MidCap Facility, please refer to “Note 11—Debt” to the consolidated financial statements included in this Form 10-K.

Liquidity Outlook

Overall, we expect liquidity to continue to improve through 2020 as a result of exiting our former loss-generating businesses and reducing our ongoing operating expenses. However, we may experience periodic short-term constraints on our liquidity as a result of the cash flow requirements of specific projects. A high percentage of our cost of service comes from weekly craft labor payrolls, and the lag between incurrence of those payrolls and the subsequent collection of the resulting customer billings results in negative cash flows for that lag period. Although we utilize the MidCap Facility to address those lag period negative cash flows, contract terms restricting customer invoicing frequency, delays in customer payments, and underlying surety bonds negatively impact our availability under the MidCap Facility. Additionally, we anticipate the remaining cash expenditures resulting from our 2018 restructuring plan will be related to the pension liability recorded as a result of the Koontz-Wagner bankruptcy. The pension liability is expected to be satisfied by annual cash payments of $0.3 million each, paid in quarterly installments, over the next twenty years.

We believe that we have sufficient resources to satisfy our 2020 working capital requirements, as we amended our existing credit facilities with Centre Lane and MidCap on January 13, 2020, as described above. In addition, we successfully completed our Rights Offering, which expired March 2, 2020, pursuant to which we issued 5,384,615 shares of our common stock and received net proceeds of $6.6 million. Due to oversubscriptions under the Rights Offering, Wynnefield Capital, Inc., was not required to backstop the Rights Offering. We intend to use the net proceeds from the Rights Offering, combined with the additional borrowing capacity provided by our amended MidCap Facility, for working capital and general corporate purposes to fund certain of our strategic growth initiatives. In the event that we are unable to address potential liquidity shortfalls in the future, management will need to seek additional funding, which may not be available on reasonable terms, if at all, and may result in management concluding that our liquidity position raises substantial doubt about our ability to continue as a going concern.

In addition, COVID-19 continues to spread globally and, as of March 2020, has spread to over 100 countries, including the United States. The full extent of the outbreak, related business and travel restrictions and changes to behavior intended to reduce its spread are uncertain and continue to evolve as of the date of this report. Therefore, the full extent to which coronavirus may impact the Company’s results of operations or liquidity is uncertain. Management continues to monitor the impact that the COVID-19 pandemic is having on the Company and our industry in general. The Company anticipates that its future results of operations, including the results for 2020, will be impacted by the coronavirus outbreak, but at this time does not currently expect that the impact from the coronavirus outbreak will have a material effect on the Company’s liquidity or financial position. However, given the speed and frequency of continuously evolving developments with respect to this pandemic, the Company cannot reasonably estimate the magnitude of the impact to its results of operations, and, if the outbreak continues on its current trajectory, such impacts could grow and become material to its liquidity or financial position. To the extent that the Company’s customers and suppliers continue to be materially and adversely impacted by the coronavirus outbreak, this could reduce the availability, or result in delays, of materials or supplies to or from the Company, which in turn could materially interrupt the Company’s business operations.

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

As of December 31, 2019, we had a contingent liability for issued and outstanding standby letters of credit, generally issued to secure performance on customer contracts. As of December 31, 2019, we had $1.8 million of outstanding standby letters of credit and there were no amounts drawn upon these letters of credit. In addition, as of December 31, 2019, we had outstanding payment and performance surety bonds on projects of $59.3 million.

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

Revenue Recognition.  We provide construction, maintenance and support services to customers in energy, power and industrial end markets. Our services, which are provided through long-term maintenance or discrete project agreements, are designed to improve or sustain our customers’ operating efficiencies and extend the useful lives of their process equipment. The contracts are awarded on a competitively bid and negotiated basis with the majority structured as cost-plus arrangements and the remainder as lump-sum.

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

Our contracts may include several types of variable consideration, including change orders, rate true-up provisions, retainage, claims, incentives, penalties and liquidated damages. We estimate the amount of revenue to be recognized on variable consideration using estimation methods that best predict the amount of consideration to which we expect to be entitled. We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available. We update our estimate of the transaction price each reporting period and the effect of variable consideration on the transaction price is recognized as an adjustment to revenue on a cumulative catch-up basis. In circumstances where we cannot reasonably determine the outcome of a contract, we recognize revenue over time as the work is performed, but only to the extent of recoverable costs incurred (i.e. zero margin). A loss provision is recorded for the amount of any estimated unrecoverable costs in excess of total estimated revenue on a contract as soon as we become aware. We generally provide a limited warranty for a term of two years or less following completion of services performed under our contracts. Historically, warranty claims have not resulted in material costs incurred.

Long-Lived Assets.  Long-lived assets, such as property, plant and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If circumstances require a long-lived asset held for use to be tested for possible impairment, we first compare the undiscounted cash flows expected to be generated by the asset to the carrying value of the asset. If the carrying value of the asset exceeds expected future cash flows, the excess of the carrying value over the estimated fair value is charged to impairment expense in the consolidated statements of operations. Assets held for sale are reported at the lower of their carrying value, less estimated costs to sell. Fair value is determined through various valuation techniques, including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. We group long-lived assets by legal entity for purposes of recognition and measurement of an impairment loss, as this is the lowest level for which cash flows are independent.

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

For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for our reporting unit. Under the market approach, the fair value is determined by utilizing comparative market multiples in the valuation estimates. The fair value of our Williams reporting unit exceeded book value at December 31, 2019.

Similarly, the testing of our trade names for potential impairment involves the comparison of the carrying value for each trade name to its estimated fair value, which is determined using the relief from royalty method.

Impairment write-downs are charged to results of operations in the period in which the impairment is determined. We recorded no impairment write-downs in 2019.

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

Due to changes in interpretations and assumptions, and future guidance that may be issued and actions we may take in response to the Tax Act, the ultimate impact of the Tax Act may change in future periods. The Tax Act is highly complex, and we will continue to assess the impact of certain aspects of the Tax Act. For additional information, please refer to “Note 9—Income Taxes” to the consolidated financial statements included in this Form 10-K.

Insurance. The Company maintains insurance coverage for most insurable aspects of its business and operations. The Company’s insurance programs, including, but not limited to, health, general liability and workers’ compensation, have varying coverage limits depending upon the type of insurance. We retain exposure to potential losses based on deductibles, coverage limits and retentions. For the year ended December 31, 2019 and 2018, insurance expense, including insurance premiums related to the excess claim coverage and claims incurred for continuing operations, was $2.8 million and $2.1 million, respectively.

The Company’s consolidated balance sheets include amounts representing its probable estimated liability related to insurance-related claims that are known and have been asserted against the Company, and for insurance-related claims that are believed to have been incurred, but had not yet been reported as of December 31, 2019 and 2018. As of December 31, 2019 and 2018, the Company provided $0.8 million and $1.1 million, respectively, in letters of credit and provided cash collateral of $0.2 million and $0.3 million, respectively, as security for possible workers’ compensation claims.

Recently Issued Accounting Pronouncements

In December 2019, the FASB Accounting Standards Update (“ASU”) 2019-12, “Income Taxes”, which simplifies the accounting for income taxes by removing certain exceptions for investments, intraperiod allocations and interim calculations, and adding guidance to reduce complexity in accounting for income taxes. The update is effective for annual periods beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on its results of operations, financial position and cash flows.

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other Internal-Use Software (Subtopic 350-40).” This update aligns the requirements for capitalizing costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software, including hosting arrangements that are service contracts, over the term of the hosting arrangement. Further, this update requires the presentation of the expense in the statement of income, the presentation of the costs on the statement of financial position and the classification of payments in the statement of cash flows related to capitalized implementation costs to be treated the same as the fees of the associated hosting arrangement. The update is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect that this ASU will have a material impact on its results of operations, financial position and cash flows.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820).” This amendment update modifies disclosure requirements related to fair value measurement and will be effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Implementation on a prospective or retrospective basis varies by specific disclosure requirement. Early adoption is permitted, and the standard allows for early adoption of any removed or modified disclosures upon issuance of the update, while delaying adoption of the additional disclosures until their effective date. The Company is currently evaluating this guidance to determine the impact it may have on its disclosures. The Company does not expect that this guidance will have a material impact on its disclosures.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the Internal Control–Integrated Framework (2013). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring. Based on this evaluation, our management concluded that we had effective internal controls over financial reporting as of December 31, 2019.

Remediation of Material Weaknesses in Internal Control over Financial Reporting Disclosed in our Annual Report for the Year Ended December 31, 2018

A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

We reported a number of material weaknesses in Item 9A of our Form 10-K for the year ended December 31, 2018 and, because of these material weaknesses, we concluded that we did not maintain effective internal control over financial reporting as of December 31, 2018. We disclosed the following material weaknesses in our control environment and monitoring listed in our Form 10-K for the year ended December 31, 2018:

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

•

We did not maintain a sufficient complement of qualified personnel with the requisite level of technical expertise to effectively analyze, review and conclude upon technical accounting matters and, therefore, we were unable to successfully navigate such accounting matters and accurately report them in a timely manner.

•	We did not effectively monitor (review, evaluate assess) the risks associated with key internal control activities that provide the accounting information contained in our financial statements.

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

During 2019, we designed a remediation plan to strengthen our financial reporting and accounting functions and have taken remediation steps to address these material weaknesses. We also continue to take meaningful steps to enhance our disclosure controls and procedures and our internal control over financial reporting by strengthening our financial reporting and accounting functions.

In order to remediate the material weaknesses in our control environment, we engaged an outside firm to assist with the design and implementation of a comprehensive risk-based internal controls plan, including detailed internal controls, updated procedures, forms, checklists, and process flows with roles and responsibilities defined. The firm also completed substantial testing of the internal controls and has been retained to continue monitoring the effectiveness of the controls by performing periodic testing and walk-throughs. This firm will report deficiencies based on future monitoring directly to our Chief Compliance Officer and will evaluate remediation of any deficiencies within a defined period of time.

We restructured our finance and accounting department, upgraded key positions, and trained all employees on the new internal controls. We modified our reporting structure to more clearly define roles, responsibilities, and decisional authority, and to ensure appropriate segregation of duties.

Additional controls were added to ensure more complete and accurate reporting of revenue recognition. Procedures and processes were developed for both accounting and operations personnel relating to job and change order documentation, more rigorous and inclusive reporting process for job cost, estimates at completion, job status, and potential risks that affect revenue recognition.

Our procedures relating to key accounting functions, including the documentation, review and approval of journal entries and account reconciliations and our financial statement close process, which includes monthly checklists with appropriate separation between preparer and approver, have been completed along with training of all applicable employees.

To enhance our information technology controls, we consolidated our data centers and implemented quarterly reviews of system permissions to restrict user access as appropriate and verify effective segregation of duties.

Finally, we have enhanced the level of communication and access to the internal controls and related policies, procedures, forms, checklists, and process flows for our accounting employees in an effort to remediate the material weakness in our monitoring efforts. These actions are subject to ongoing senior management review and Audit Committee oversight.

Changes in Internal Control over Financial Reporting

Except for the remediation measures described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the fourth quarter 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Form 10-K.

Item 9B.  Other Information.

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Item 10 with respect to our executive officers is included in Part I of this Form 10-K under the caption “Information about our Executive Officers”. The other information required by this Item is incorporated herein by reference to the information included under the captions “Proposal No. 1 – Election of Directors,” “Delinquent Section 16(a) Reports,” and “The Board, its Committees and its Compensation – Board Leadership Structure and Committee Composition – Audit Committee” in our Proxy Statement for the 2020 Annual Meeting of Stockholders, which we plan to file within 120 days after December 31, 2019, the end of our fiscal year.

The Board of Directors has adopted a Code of Business Conduct and Ethics, which outlines the principles of legal and ethical business conduct under which we do business. The Code of Business Conduct and Ethics is applicable to all of our directors, officers and employees. The Code of Business Conduct and Ethics is available under the heading “Governance — Governance Documents” of the Investor Relations section of our website at http://www.wisgrp.com. Upon written request to our Corporate Secretary sent to our principal executive offices, we will provide a copy of the Code of Business Conduct and Ethics free of charge. Any substantive amendment of the Code of Business Conduct and Ethics, and any waiver of the Code of Business Conduct and Ethics for executive officers or directors, will be made only after approval by the Board or a committee of the Board, and will be disclosed on our website. In addition, any such waiver will be disclosed within four days on a Form 8-K filed with the SEC if then required by applicable rules and regulations.

Item 11.  Executive Compensation.

The information required by Item 11 is incorporated by reference to the information included under the captions “Executive Compensation” “The Board, its Committees and its Compensation – Director Compensation” and “2019 Director Compensation” in our Proxy Statement for the 2020 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to the information included under the captions “Executive Compensation – Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2020 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference to the information included under the captions “Certain Relationships and Related Transactions” and “The Board, its Committees and its Compensation – Director Independence” in our Proxy Statement for the 2020 Annual Meeting of Stockholders.

Item 14.  Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference to the information included under the caption “Proposal No. 2 – Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2020 Annual Meeting of Stockholders.

Part IV

Item 15.  Exhibits and Financial Statement Schedules.

Documents filed as part of this Report:

Financial Statements: The following report of our independent accountants and our consolidated financial statements are set forth in the index beginning on page F-1:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2019 and 2018
•	Consolidated Statements of Operations for the years ended December 31, 2019 and 2018
•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019 and 2018
•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019 and 2018
•	Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018
•	Notes to the Consolidated Financial Statements

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

3.4	Fourth Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 to our Form 8-K filed with the Commission on June 29, 2018 and incorporated herein by reference).
4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to our Form 8-K filed with the Commission on June 29, 2018 and incorporated herein by reference).
4.2	Description of the Company’s Common Stock.
10.1	Amended and Restated Incentive Compensation Plan (filed as Exhibit 10.1 to our Form 10‑Q filed with the Commission on May 16, 2011 and incorporated herein by reference).*
10.2	2011 Equity Incentive Plan (filed as Exhibit 10.1 to our Form 8‑K filed with the Commission on May 24, 2011 and incorporated herein by reference).*
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

10.4	Short‑Term Incentive Plan (filed as Exhibit 10.1 to our Form 8‑K filed with the Commission on February 26, 2013 and incorporated herein by reference).*
10.5

Form of Nonqualified Stock Option Agreement, dated as of March 23, 2015, by and between Terence Cryan and the Company (filed as Exhibit 10.3 to our Form 8‑K filed with the Commission on March 23, 2015 and incorporated herein by reference).*

10.6	2015 Equity Incentive Plan (as amended and restated as of June 10, 2019) (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on June 11, 2019 and incorporated herein by reference).*
10.7

Employment Agreement, dated as of June 26, 2015, by and between Terence J. Cryan and the Company (filed as Exhibit 10.2 to our Form 8‑K filed with the Commission on July 2, 2015 and incorporated herein by reference).*

10.8	Executive Severance Plan, as Amended and Restated on August 19, 2015 (filed as Exhibit 10.2 to our Form 8‑K filed with the Commission on September 25, 2015 and incorporated herein by reference).*
10.9

Stock Purchase Agreement, dated January 13, 2017, by and between the Company, as Seller, and Chart Lifecycle, Inc., as Buyer, relating to the sale of Hetsco Holdings, Inc., which is the sole stockholder of Hetsco, Inc. (filed as Exhibit 10.63 to our Form 10-K filed with the Commission on March 15, 2017 and incorporated herein by reference).

10.10

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

10.11	Form of Time‑Based Restricted Share Unit Agreement (filed as Exhibit 10.65 to our Form 10-K filed with the Commission on March 15, 2017 and incorporated herein by reference).*
10.12	Form of Performance‑Based Restricted Share Unit Agreement. (filed as Exhibit 10.66 to our Form 10-K filed with the Commission on March 15, 2017 and incorporated herein by reference).*
10.13

Form of Time-Based Restricted Share Unit Agreement (dated April 17, 2017) (filed as Exhibit 10.1 to our Form 10-Q for the quarter ended June 30, 2017, filed with the Commission on December 19, 2017 and incorporated herein by reference).*

10.14

Form of Performance-Based Restricted Share Unit Agreement (dated April 17, 2017) (filed as Exhibit 10.2 to our Form 10-Q for the quarter ended June 30, 2017, filed with the Commission on December 19, 2017 and incorporated herein by reference).*

10.15

Form of Cash-Based Award Agreement (dated April 17, 2017) (filed as Exhibit 10.3 to our Form 10-Q for the quarter ended June 30, 2017, filed with the Commission on December 19, 2017 and incorporated herein by reference).*

10.16

Senior Secured Credit Agreement, dated as of September 18, 2018, by and among the Company, as Borrower, the lenders from time to time party thereto and Centre Lane Partners Master Credit Fund II, L.P., as Administrative Agent and Collateral Agent (filed as Exhibit 10.3 to our Form 10-Q filed with the Commission on November 14, 2018 and incorporated herein by reference).

10.17

First Amendment to Senior Secured Credit Agreement, dated as of October 9, 2019, by and among the Company, as Borrower, the lenders from time to time party thereto and Centre Lane Partners Master Credit Fund II, L.P., as Administrative Agent and Collateral Agent.♦

10.18

Second Amendment to Senior Secured Credit Agreement, dated as of November 13, 2019, by and among the Company, as Borrower, the lenders from time to time party thereto and Centre Lane Partners Master Credit Fund II, L.P., as Administrative Agent and Collateral Agent.♦

10.19

Third Amendment to Senior Secured Credit Agreement, dated as of January 13, 2020, by and among the Company, as Borrower, the lenders from time to time party thereto and Centre Lane Partners Master Credit Fund II, L.P., as Administrative Agent and Collateral Agent.♦

10.20

Credit and Security Agreement, dated as of October 11, 2018, by and among the Company and the other borrowers from time to time party thereto, as Borrowers, MidCap Financial Trust, as Agent and as a Lender, and the additional lenders from time to time party thereto (filed as Exhibit 10.4 to our Form 10-Q filed with the Commission on November 14, 2018 and incorporated herein by reference).

10.21

Amendment No. 1 to Credit and Security Agreement, dated as of October 16, 2019, by and among the Company and the other borrowers from time to time party thereto, as Borrowers, MidCap Funding IV Trust, as Agent and as a Lender, and the additional lenders from time to time party thereto.♦

10.22

Amendment No. 2 to Credit and Security Agreement, dated as of November 14, 2019 and effective as of November 13, 2019, by and among the Company and the other borrowers from time to time party thereto, as Borrowers, MidCap Funding IV Trust, as Agent and as a Lender, and the additional lenders from time to time party thereto.♦

10.23

Amendment No. 3 to Credit and Security Agreement, dated as of January 13, 2020, by and among the Company and the other borrowers from time to time party thereto, as Borrowers, MidCap Funding IV Trust, as Agent and as a Lender, and the additional lenders from time to time party thereto.♦

10.24

Separation Agreement, dated as of July 26, 2017, by and between Terence J. Cryan and the Company (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on July 27, 2017 and incorporated herein by reference).*

10.25

Employment Agreement, dated June 20, 2018, by and between the Company and Tracy D. Pagliara (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on June 26, 2018 and incorporated herein by reference).*

10.26

Employment Agreement, dated July 31, 2018, by and between the Company and Timothy M. Howsman (filed as Exhibit 10.6 to our Form 10-Q filed with the Commission on August 14, 2018 and incorporated herein by reference).*

10.27

Separation Agreement, dated June 24, 2019, between the Company and Timothy M. Howsman (filed as Exhibit 10.4 to our Form 10-Q filed with the Commission on August 14, 2019 and incorporated herein by reference).*

10.28

Employment Agreement, dated August 12, 2019, between the Company and Charles E. Wheelock (filed as Exhibit 10.5 to our Form 10-Q filed with the Commission on August 14, 2019 and incorporated herein by reference).*

10.29	Form of Restricted Shares Award Agreement (dated January 22, 2019) (filed as Exhibit 10.42 to our Form 10-K filed with the Commission on April 1, 2019 and incorporated herein by reference).*
10.30	Form of Time-Based Restricted Share Unit Agreement (2019) (filed as Exhibit 10.2 to our Form 10-Q filed with the Commission on August 14, 2019 and incorporated herein by reference).*
10.31	Form of Cash-Based Performance Award Agreement (2019) (filed as Exhibit 10.3 to our Form 10-Q filed with the Commission on August 14, 2019 and incorporated herein by reference).*
10.32

Employment Agreement, dated September 30, 2019, between the Company and Randall R. Lay. (filed as Exhibit 10.2 to our Form 10-Q filed with the Commission on November 14, 2019 and incorporated herein by reference).*

10.33

Time-Based Restricted Share Unit Agreement (Inducement Grant), dated September 30, 2019, between the Company and Randall R. Lay (filed as Exhibit 10.3 to our Form 10-Q filed with the Commission on November 14, 2019 and incorporated herein by reference).*

10.34

Performance-Based Restricted Share Unit Agreement (Inducement Grant), dated September 30, 2019, between the Company and Randall R. Lay (filed as Exhibit 10.4 to our Form 10-Q filed with the Commission on November 14, 2019 and incorporated herein by reference).*

10.35

Backstop Agreement, dated November 14, 2019, between the Company and Wynnefield Capital, Inc. (filed as Exhibit 10.50 to our Registration Statement on Form S-1 (File No. 333-234702), filed with the Commission on November 14, 2019 and incorporated herein by reference).

10.36	Backstop Agreement – Acknowledgment and Waiver as to Refinancing Condition, dated January 24, 2020, between the Company and Wynnefield Capital, Inc.♦

10.37

Form of Registration Rights Agreement between the Company and Wynnefield Capital, Inc. (filed as Exhibit A to Backstop Agreement, dated November 14, 2019) (filed as Exhibit 10.51 to our Registration Statement on Form S-1 (File No. 333-234702), filed with the Commission on November 14, 2019 and incorporated herein by reference).

10.38	Form of Restricted Shares Award Agreement (dated March 13, 2019).*♦
21.1	Subsidiaries of the Company.♦
23.1	Consent of Independent Registered Public Accounting Firm (Moss Adams LLP).♦
24.1	Powers of Attorney for our directors and certain executive officers (included on signature page).♦
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.♦
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002.♦
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (furnished herewith).♦
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002 (furnished herewith).♦
101.INS	XBRL Instance Document♦
101.SCH	XBRL Taxonomy Extension Schema Document♦
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document♦
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document♦
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document♦
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document♦

*Indicates a management contract or compensatory plan or arrangement.

♦Filed herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2020

WILLIAMS INDUSTRIAL SERVICES GROUP INC.

By:	/s/ Tracy D. Pagliara
Tracy D. Pagliara, President and Chief Executive Officer

Each individual whose signature appears below constitutes and appoints Tracy D. Pagliara, President and Chief Executive Officer, and Charles E. Wheelock, Senior Vice President, Chief Administrative Officer, General Counsel and Secretary, and each of them singly, his true and lawful attorneys‑in‑fact and agents with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K filed with the Securities and Exchange Commission, granting unto said attorneys‑in‑fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all the said attorneys‑in‑fact and agents or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

r
NAME	TITLE	DATE

/s/ Tracy D. Pagliara	Chief Executive Officer, President and Director (Principal Executive Officer)	March 27, 2020
Tracy D. Pagliara

/s/ Randall R. lay	Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2020
Randall R. Lay

/s/ Charles Macaluso	Director and Chairman of the Board	March 27, 2020
Charles Macaluso

/s/ Robert B. Mills	Director	March 27, 2020
Robert B. Mills

/s/ Steven D. Davis	Director	March 27, 2020
Steven D. Davis

/s/ David A. B. Brown	Director	March 27, 2020
David A. B. Brown

/s/ Nelson Obus	Director	March 27, 2020
Nelson Obus

Item 8.  Financial Statements and Supplementary Data

Williams Industrial Services Group Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Williams Industrial Services Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Williams Industrial Services Group Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for leases due to the adoption of Accounting Standards Codification Topic No. 842.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 27, 2020

We have served as the Company’s auditor since 2017.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$7,350	$4,475
Restricted cash	468	467
Accounts receivable, net of allowance of $377 and $140, respectively	38,218	22,724
Contract assets	7,225	8,218
Other current assets	2,483	1,735
Total current assets	55,744	37,619

Property, plant and equipment, net	273	335
Goodwill	35,400	35,400
Intangible assets	12,500	12,500
Other long-term assets	8,549	1,650
Total assets	$112,466	$87,504

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$16,618	$2,953
Accrued compensation and benefits	9,318	10,859
Contract liabilities	2,699	3,278
Short-term borrowings	10,849	3,274
Current portion of long-term debt	700	525
Other current liabilities	6,408	5,518
Current liabilities of discontinued operations	340	640
Total current liabilities	46,932	27,047
Long-term debt, net	32,658	32,978
Deferred tax liabilities	2,198	2,682
Other long-term liabilities	4,028	1,396
Long-term liabilities of discontinued operations	4,486	5,188
Total liabilities	90,302	69,291
Commitments and contingencies (Note 11 and 15)
Stockholders’ equity:
Common stock, $0.01 par value, 170,000,000 shares authorized and 19,794,270 and 19,767,605 shares issued, respectively, and 19,057,195 and 18,660,218 shares outstanding, respectively	198	197
Paid-in capital	81,964	80,424
Accumulated other comprehensive income (loss)	222	—
Accumulated deficit	(60,211)	(62,397)
Treasury stock, at par (737,075 and 1,107,387 common shares, respectively)	(9)	(11)
Total stockholders’ equity	22,164	18,213
Total liabilities and stockholders’ equity	$112,466	$87,504

The accompanying notes are an integral part of these consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except share and per share data)	2019	2018
Revenue	$245,787	$188,918
Cost of revenue	214,887	160,177

Gross profit	30,900	28,741

Selling and marketing expenses	587	1,649
General and administrative expenses	24,583	30,510
Restructuring charges	—	5,689
Depreciation and amortization expense	301	857
Total operating expenses	25,471	38,705

Operating income (loss)	5,429	(9,964)

Interest expense, net	6,032	8,990
Other (income) expense, net	(1,958)	(764)
Total other (income) expense, net	4,074	8,226

Income (loss) from continuing operations before income tax expense	1,355	(18,190)
Income tax expense (benefit)	333	(4,400)
Income (loss) from continuing operations	1,022	(13,790)

Income (loss) from discontinued operations before income tax expense (benefit)	(234)	(15,002)
Income tax expense (benefit)	(1,398)	(3,357)
Income (loss) from discontinued operations	1,164	(11,645)

Net income (loss)	$2,186	$(25,435)

Basic earnings (loss) per common share
Income (loss) from continuing operations	$0.05	$(0.76)
Income (loss) from discontinued operations	0.07	(0.64)
Basic earnings (loss) per common share	$0.12	$(1.40)

Diluted earnings (loss) per common share
Income (loss) from continuing operations	$0.05	$(0.76)
Income (loss) from discontinued operations	0.07	(0.64)
Diluted earnings (loss) per common share	$0.12	$(1.40)

The accompanying notes are an integral part of these consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in thousands)	2019	2018
Net income (loss)	$2,186	$(25,435)
Foreign currency translation adjustment	222	—
Comprehensive income (loss)	$2,408	$(25,435)

The accompanying notes are an integral part of these consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common Shares				Other
	$0.01 Per Share		Paid-in		Comprehensive	Accumulated	Treasury Shares
(in thousands, except share data)	Shares	Amount	Capital		Income (Loss)	Deficit	Shares	Amount	Total
Balance, December 31, 2017	19,360,026	$193	$78,910		$—	$(36,962)	(1,413,640)	$(14)	$42,127
Issuance of restricted stock units	407,579	4	—		—	—	505,049	5	9
Tax withholding on restricted stock units	—	—	(504)		—	—	(198,796)	(2)	(506)
Share-based compensation	—	—	2,018		—	—	—	—	2,018
Net income (loss)	—	—	—		—	(25,435)	—	—	(25,435)
Balance, December 31, 2018	19,767,605	$197	$80,424	$		$(62,397)	(1,107,387)	$(11)	$18,213
Issuance of restricted stock units	26,665	1	—		—	—	437,319	4	5
Tax withholding on restricted stock units	—	—	(157)		—	—	(67,007)	(2)	(159)
Share-based compensation	—	—	1,697		—	—	—	—	1,697
Foreign currency translation	—	—	—		222	—	—	—	222
Net income (loss)	—	—	—		—	2,186	—	—	2,186
Balance, December 31, 2019	19,794,270	$198	$81,964		$222	$(60,211)	(737,075)	$(9)	$22,164

The accompanying notes are an integral part of these consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2019	2018
Operating activities:
Net income (loss)	$2,186	$(25,435)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Net (income) loss from discontinued operations	(1,164)	11,645
Deferred income tax provision (benefit)	(484)	(7,239)
Depreciation and amortization on plant, property and equipment	301	857
Amortization of deferred financing costs	615	1,623
Loss on disposals of property, plant and equipment	—	637
Bad debt expense	237	(90)
Stock-based compensation	1,698	1,179
Paid-in-kind interest	—	1,964
Restructuring charges	—	5,689
Changes in operating assets and liabilities, net of businesses acquired and sold:
Accounts receivable	(15,675)	3,426
Contract assets	1,001	3,269
Other current assets	(743)	2,271
Other assets	1,613	(1,038)
Accounts payable	13,697	(2,127)
Accrued and other liabilities	(6,704)	(1,157)
Contract liabilities	(579)	(3,771)
Net cash provided by (used in) operating activities, continuing operations	(4,001)	(8,297)
Net cash provided by (used in) operating activities, discontinued operations	162	(6,125)
Net cash provided by (used in) operating activities	(3,839)	(14,422)
Investing activities:
Purchase of property, plant and equipment	(242)	(137)
Net cash provided by (used in) investing activities, continuing operations	(242)	(137)
Net cash provided by (used in) investing activities, discontinued operations	—	319
Net cash provided by (used in) investing activities	(242)	182
Financing activities:
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(154)	(497)
Debt issuance costs	—	(2,189)
Proceeds from short-term borrowings	223,958	46,688
Repayments of short-term borrowings	(216,383)	(43,414)
Proceeds from long-term debt	—	33,679
Repayments of long-term debt	(525)	(31,241)
Net cash provided by (used in) financing activities, continuing operations	6,896	3,026
Net cash provided by (used in) financing activities, discontinued operations	—	—
Net cash provided by (used in) financing activities	6,896	3,026
Effect of exchange rate change on cash, continuing operations	61	—
Effect of exchange rate change on cash	61	—
Net change in cash, cash equivalents and restricted cash	2,876	(11,214)
Cash, cash equivalents and restricted cash, beginning of year	4,942	16,156
Cash, cash equivalents and restricted cash, end of year	$7,818	$4,942

Supplemental Disclosures:
Cash paid for interest	$4,697	$5,652
Cash paid for income taxes, net of refunds	$—	$16
Noncash amendment fee related to term loan	$—	$4,000
Noncash amendment fee related to MidCap Facility	$100	$—

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

The Company had negative cash flows from operations during 2019 and 2018 and has historically raised capital to fund its working capital and growth. Subsequent to year-end, the Company amended its existing credit facilities with Centre Lane and MidCap on January 13, 2020. In addition, the Company successfully completed its Rights Offering, which expired March 2, 2020, pursuant to which the Company issued 5,384,615 shares of its common stock and received net proceeds of $6.6 million. The Company intends to use the net proceeds from the Rights Offering, combined with the additional borrowing capacity provided by the amended MidCap Facility, for working capital and general corporate purposes to fund certain of the Company’s strategic growth initiatives. As a result, management believes that the Company has sufficient resources to satisfy its working capital requirements for at least 12 months following the issuance of these consolidated financial statements. However, the Company’s liquidity could be periodically, and for certain intervals, constrained due to the working capital requirements that will be needed as it continues to execute its plans to grow the business. In the event the Company is unable to address potential liquidity shortfalls in the future, management will need to seek additional funding, which may not be available on reasonable terms, if at all, and may result in management concluding that the Company’s liquidity position raises substantial doubt about its ability to continue as a going concern. Please refer to Note 19—Subsequent Events, for additional information regarding the amendments to the Company’s credit facilities and its Rights Offering.

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

In 2017, the Company formed a limited liability company (“LLC”) with an unrelated third party for the execution of a nuclear plant construction project. The Company has a 25 percent participation interest in this LLC, with distribution of

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expected gains and losses being proportionate to its participation interest. Although the LLC holds the construction contract with the client, the services required by the contract are performed by either the LLC, the Company or the other member of the LLC, or by other subcontractors under subcontracting agreements with the LLC. The Company accounts for its investment in this LLC using the equity method. The Company’s investment in this LLC was $2.3 million and $0.8 million as of December 31, 2019 and 2018, respectively, and was included in other long-term assets on the consolidated balance sheets. Accounts receivable related to work performed for the Company’s unconsolidated investment in the LLC, included in accounts receivable, net, on the consolidated balance sheets, was $2.7 million and $2.1 million as of December 31, 2019 and 2018, respectively. The Company’s pro-rata share of net income from the LLC was $1.5 million and $1.0 million for the years ended December 31, 2019 and 2018, respectively, and was included in other (income) expense, net, on the consolidated statements of operations. In addition, the Company received a dividend of $0.5 million in 2019 and did not receive any dividends in 2018.

The Company reclassified its 2018 loss on disposal of assets from general and administrative expenses to other (income) expense, net, on its consolidated statements of operations in order to conform to the 2019 prestenation. All intercompany accounts and transactions have been eliminated in consolidation.

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

Unless otherwise specified, the financial information presented in the accompanying financial statements and following notes relates to the Company’s continuing operations; it excludes any results of its discontinued operations. Please refer to “Note 5—Changes in Business” for financial information on the Company’s discontinued operations.

Segment and Geographic Information:  The Company determines its reportable segments in accordance with Accounting Standards Codification (“ASC”) 280—Segment Reporting. The Company’s operating segments engage in business activities from which it may earn revenues and incur expenses and for which discrete information is available. Operating results for the operating segments are regularly reviewed by the Company’s chief operating decision maker to make decisions about resources to be allocated to the segment and to assess performance. Operating segments are aggregated for reporting purposes when the operating segments are identified as similar in accordance with the basic principles and aggregation criteria in the accounting standards. As a result of the Company’s decision to exit and sell its Mechanical Solutions and Electrical Solutions segments, the Company’s chief operating decision maker reviews financial information on a company-wide basis. Therefore, as of each of December 31, 2019 and 2018, the Company reports on a single reporting segment basis.

The Company uses operating income (loss) to compare and evaluate its financial performance. For the year ended December 31, 2019, the Company earned 93.1% and 7.9% of its revenue in the U.S. and Canada, respectively. For the year ended December 31, 2018, the Company earned 100% of its revenue in the U.S.

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

Cash and Cash Equivalents:  Cash and cash equivalents include cash on hand and on deposit with initial maturities of three months or less. As of December 31, 2019, the Company held $4.4 million of its operating cash balance in U.S. bank accounts and $2.9 in Canadian bank accounts.

Restricted Cash:  Restricted cash as of each of December 31, 2019 and 2018 consisted of $0.5 million, respectively, held in escrow for certain indemnities as claims on a divested subsidiary.

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

The Company’s testing of goodwill for potential impairment involves the comparison of a reporting unit’s carrying value to its estimated fair value, which is determined using the income approach and market approaches. Similarly, the testing of the Company’s trade name for potential impairment involves the comparison of the carrying value of the trade name to its estimated fair value, which is determined using the relief from royalty method. If the carrying value of goodwill or the trade name is deemed to be unrecoverable, the excess of the carrying value over the estimated fair value is charged to results of operations in the period in which the impairment is determined. The Company did not have any impairment write-downs in 2019.

Cost of Revenue:  Cost of revenue primarily includes charges for materials, direct labor and related benefits, freight (inbound and outbound), direct supplies and tools, purchasing and receiving costs, inspection costs and internal transfer costs.

Warranty Costs:  Estimated costs related to warranties are accrued using the specific identification method. Estimated costs are based upon past warranty claims, sales history, the applicable contract terms and the remaining warranty periods. Warranty terms vary by contract but generally provide for a term of two years or less. The Company manages its exposure to warranty claims by having its field service and quality assurance personnel regularly monitor projects and maintain ongoing and regular communications with its customers. Historically, warranty claims have not resulted in material costs incurred, and any estimated costs for warranties are included in the individual project cost estimates for purposes of accounting for long-term contracts.

Insurance:  The Company maintains insurance coverage for most insurable aspects of its business and operations. The Company’s insurance programs, including, but not limited to, health, general liability and workers’ compensation, have varying coverage limits depending upon the type of insurance. The Company accrues for incurred but not reported claims by utilizing lag studies.

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

Under ASC 740—Income Taxes, the Financial Accounting Standards Board (“FASB”) requires companies to assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available positive and negative evidence, using a “more likely than not” standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company’s current or previous operating history is given more weight than its future outlook, although the Company does consider future taxable income projections, ongoing tax planning strategies and the limitation on the use of carryforward losses in determining valuation allowance needs. The Company establishes valuation allowances for its deferred tax assets if, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Other Comprehensive Income (Loss):  The Company reports cumulative foreign currency translation adjustments as a component of accumulated other comprehensive income (loss).

Adoption of New Accounting Pronouncements

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

In February 2016, the FASB issued ASU 2016-02, “Leases” (ASC Topic 842), which, together with its related

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

clarifying ASUs (collectively, “ASU 2016-02”), amended the previous guidance for lease accounting and related disclosure requirements. The new guidance requires the recognition of right-of-use assets and lease liabilities on the balance sheet for leases with terms greater than twelve months or leases that contain a purchase option that is reasonably certain to be exercised. Lessees are required to classify leases as either finance or operating leases. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. For leases with a term of twelve months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. Lessees are also required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements and provide additional information about the nature of an organization’s leasing activities. On January 1, 2019, the Company adopted ASU 2016-02 using the modified retrospective method, meaning it has been applied to leases that existed or have been entered into on or after January 1, 2019 without adjusting comparative periods in the financial statements. Please refer to “Note 4–Leases” for further discussion of the adoption and the impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes”, which simplifies the accounting for income taxes by removing certain exceptions for investments, intraperiod allocations and interim calculations, and adding guidance to reduce complexity in accounting for income taxes. The update is effective for annual periods beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on its results of operations, financial position and cash flows.

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other Internal-Use Software (Subtopic 350-40).” This update aligns the requirements for capitalizing costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software, including hosting arrangements that are service contracts, over the term of the hosting arrangement. Further, this update requires the presentation of the expense in the statement of income, the presentation of the costs on the statement of financial position and the classification of payments in the statement of cash flows related to capitalized implementation costs to be treated the same as the fees of the associated hosting arrangement. The update is effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect that this ASU will have a material impact on its results of operations, financial position and cash flows.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820).” This amendment update modifies disclosure requirements related to fair value measurement and will be effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. Implementation on a prospective or retrospective basis varies by specific disclosure requirement. Early adoption is permitted, and the standard allows for early adoption of any removed or modified disclosures upon issuance of the update, while delaying adoption of the additional disclosures until their effective date. The Company is currently evaluating this guidance to determine the impact it may have on its disclosures. The Company does not expect that this guidance will have a material impact on its disclosures.

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

The components of lease expense for the year ended December 31, 2019 were as follows:

Lease Cost/(Sublease Income) (in thousands)	Year Ended December 31, 2019
Operating lease cost	$4,846
Short-term lease cost	2,429
Sublease income	(66)
Total lease cost	$7,209

Lease cost related to finance leases was not significant for the year ended December 31, 2019.

Information related to the Company’s right-of-use assets and lease liabilities as of December 31, 2019 was as follows:

Lease Assets/Liabilities (in thousands)	Balance Sheet Classification	December 31, 2019
Lease Assets
Right-of-use assets	Other long-term assets	$5,743

Lease Liabilities
Short-term lease liabilities	Other current liabilities	$2,985
Long-term lease liabilities	Other long-term liabilities	2,939
Total lease liabilities		$5,924

Supplemental information related to the Company’s leases for the year ended December 31, 2019 was as follows:

(dollars in thousands)	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used by operating leases	$4,884
Right-of-use assets obtained in exchange for new operating lease liabilities	10,255
Right-of-use assets obtained in exchange for new finance lease liabilities	27
Weighted-average remaining lease term - operating leases	2.09 years
Weighted-average remaining lease term - finance leases	4.23 years
Weighted-average discount rate - operating leases	9%

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Weighted-average discount rate - finance leases	9%

Total remaining lease payments under the Company’s operating and finance leases are as follows:

	Operating Leases	Finance Leases
Year Ended December 31,	(in thousands)
2020	$3,395	$6
2021	2,215	6
2022	695	6
2023	145	6
2024	2	2
Thereafter	—	—
Total lease payments	$6,452	$26
Less: interest	(554)	—
Present value of lease liabilities	$5,898	$26

NOTE 5—CHANGES IN BUSINESS

Restructuring Charges

In 2018, the Company made the decision to relocate its corporate headquarters to Tucker, Georgia and vacated its leased office space in Irving, Texas on September 30, 2018. In March 2019, the Company subleased the Irving, Texas office space until November 2019, when the lease expired. The Company recorded exit costs related to the leased office space and the termination of certain personnel, which were included in restructuring charges in the Company’s consolidated statement of operations for the year ended December 31, 2018.

The following table shows exit costs included in other current liabilities and accrued compensation and benefits on the Company’s consolidated balance sheet:

(in thousands)	Lease	Severance	Total
Balance, December 31, 2017	$—	$—	$—
Restructuring charges	536	5,153	5,689
Payments for restructuring	(169)	(2,264)	(2,433)
Balance, December 31, 2018	$367	$2,889	$3,256
Payments for restructuring	(225)	(2,889)	(3,114)
Adjustments	(142)	—	(142)
Balance, December 31, 2019	$—	$—	$—

The following table presents the major classes of items constituting restructuring expenses on the Company’s consolidated statement of operations:

	Year Ended December 31,
(in thousands)	2019	2018
Lease	$—	$536
Severance	—	5,153
Total	$—	$5,689

Discontinued Operations

Electrical Solutions

During the fourth quarter of 2017, the Company made the decision to exit and sell its Electrical Solutions segment in an effort to reduce the Company’s outstanding term debt. The Company determined that the decision to exit this segment met the definition of a discontinued operation. As a result, this segment has been presented as a discontinued operation for all

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

periods presented. As a result of the Company’s decision to sell the Electrical Solutions segment, the Company performed an impairment analysis on this segment’s finite- and indefinite-lived intangible assets (customer relationships and trade names, respectively) and determined that their carrying value exceeded their fair value. As a result, in the fourth quarter of 2017, the Company recorded an impairment charge of $9.7 million related to these intangible assets. The impairment charge was included in loss from discontinued operations before income tax expense (benefit) in the consolidated statement of operations for the year ended December 31, 2017. After the impairment charge, the fair value of this segment’s intangible assets was zero at December 31, 2017. Determining fair value is judgmental in nature and requires the use of significant estimates and assumptions, considered to be Level 3 inputs. There were no other non-recurring fair value re-measurements related to the Electrical Solutions segment during the years ended December 31, 2019 or 2018.

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

In connection with the sale of its Mechanical Solutions segment, the Company entered into a transition services agreement with the purchaser to provide certain accounting and administrative services for an initial period of nine months. During the year ended December 31, 2019, the Company did not provide services for the purchaser. As of December 31, 2018, the Company provided $0.3 million in services for the purchaser, which was included in general and administrative expenses from continuing operations in the consolidated statement of operations.

In April 2019, the purchaser of the Company’s former Mechanical Solutions segment went into receivership. In connection with this event, in March 2019, the Company recognized a write down to the estimated fair value of amounts due under the transition services agreement of $0.2 million. At the time the purchaser went into receivership, the Company also had remaining balances of $0.2 million and $0.8 million included in other current assets and other current liabilities, respectively, on its consolidated balance sheet. In November 2019, the Company executed, and the U.S. Bankruptcy Court for the Northern District of Oklahoma approved, an agreement with the purchaser to settle the disputes related to the remaining asset and liability. As a result, the Company recorded a net gain of $0.4 million, which was included in other (income) expense, net on its consolidated statement of operations for the year ended December 31, 2019.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of each of December 31, 2019 and 2018, the Company did not have any assets related to its Electrical and Mechanical Solutions’ discontinued operations. The following table presents a reconciliation of the carrying amounts of major classes of liabilities of Electrical and Mechanical Solutions’ discontinued operations:

	December 31,
(in thousands)	2019	2018
Liabilities:
Accrued compensation and benefits	$—	$259
Other current liabilities	340	381
Current liabilities of discontinued operations	340	640
Liability for pension obligation	2,708	2,781
Liability for uncertain tax positions	1,778	2,407
Long-term liabilities of discontinued operations	4,486	5,188
Total liabilities of discontinued operations	$4,826	$5,828

The following table presents a reconciliation of the major classes of line items constituting the net income (loss) from discontinued operations. In accordance with GAAP, the amounts in the table below do not include an allocation of corporate overhead.

	Year Ended December 31,
(in thousands)	2019	2018
Revenue
Electrical Solutions	$—	$22,259
Total revenue	—	22,259
Cost of revenue
Electrical Solutions	—	24,613
Total cost of revenue	—	24,613

Selling and marketing expenses	—	207
General and administrative expenses	21	2,634
Other	213	(38)
Income (loss) from discontinued operations before income taxes	(234)	(5,157)
Loss (gain) on disposal - Electrical Solutions	—	9,623
Loss (gain) on disposal - Mechanical Solutions	—	222
Income (loss) from discontinued operations before income tax expense (benefit)	(234)	(15,002)
Income tax expense (benefit)	(1,398)	(3,357)
Income (loss) from discontinued operations	$1,164	$(11,645)

NOTE 6—PROPERTY, PLANT AND EQUIPMENT

The Company’s property, plant and equipment balances, by significant asset category, were as follows:

	Estimated	December 31,
($ in thousands)	Useful Lives	2019	2018
Buildings and improvements	5 - 39 years	$474	$474
Machinery and equipment	3 - 12 years	4,227	4,078
Furniture and fixtures	2 - 10 years	8,668	8,668
Construction-in-progress	—	283	259
		13,652	13,479
Less accumulated depreciation		(13,379)	(13,144)
Property, plant and equipment, net		$273	$335

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Construction‑in‑progress primarily included building improvements and machinery and equipment as of December 31, 2019 and 2018. Depreciation expense was $0.3 million and $0.9 million for the years ended December 31, 2019 and 2018, respectively. No impairment charges on property, plant and equipment were recognized for the years ended December 31, 2019 and 2018.

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

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

As of each of December 31, 2019 and 2018, the Company had $12.5 million of unamortizable indefinite-lived intangible assets related to its Williams Industrial Services Group trade name. The Company did not incur any amortization expense for each of the years ended December 31, 2019 and 2018, respectively. The Company determines the fair value of its trade name using the relief from royalty method. Under that method, the fair value of the trade name is determined by calculating the present value of the after tax cost savings associated with owning the asset and therefore not having to pay royalties for its use for the remainder of its estimated useful life. As a result of the Company’s annual indefinite-lived intangible asset impairment analysis as of October 1, 2019 and 2018, the Company determined the fair value of its trade name exceeded its book value; therefore, no impairment charge was recorded for the years ended December 31, 2019 and 2018.

As a result of the Company’s annual goodwill impairment analysis as of October 1, 2019 and 2018, the Company determined that the fair value of its reporting unit exceeded its book value, and accordingly, no impairment charge was necessary for the years ended December 31, 2019 and 2018.

As of December 31, 2019, the Company’s accumulated impairment charges on its goodwill and indefinite-lived intangible assets were $4.2 million, all of which were recognized in the statement of operations for the year ended December 31, 2015. The Company did not incur any impairment charges related to its goodwill and indefinite-lived intangible assets prior to 2015.

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

The Company’s financial instruments as of December 31, 2019 and 2018 consisted primarily of cash and cash equivalents, restricted cash, receivables, payables and debt instruments. The carrying values of these financial instruments approximate their respective fair values, as they are either short-term in nature or carry interest rates that are periodically adjusted to market rates.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES

Income (loss) before income taxes was as follows:

	Year Ended December 31,
(in thousands)	2019	2018
Domestic	$2,075	$(18,190)
Foreign	(720)	—
Income (loss) from continuing operations	1,355	(18,190)
Loss from discontinued operations	(234)	(15,002)
Income (loss) before income tax expense (benefit)	$1,121	$(33,192)

The following table summarizes the income tax expense (benefit) by jurisdiction:

	Year Ended December 31,
(in thousands)	2019	2018
Current:
State	$61	$(3)
Foreign	(642)	(522)
Total current	(581)	(525)
Deferred:
Federal	(88)	(7,044)
State	(396)	(194)
Foreign	—	6
Total deferred	(484)	(7,232)
Income tax expense (benefit)	$(1,065)	$(7,757)

Income tax expense (benefit) was allocated between continuing operations and discontinued operations as follows:

	Year Ended December 31,
(in thousands)	2019	2018
Continuing operations	$333	$(4,400)
Discontinued operations	(1,398)	(3,357)
Income tax expense (benefit)	$(1,065)	$(7,757)

Effective Tax Rate Reconciliation

The amount of the income tax expense (benefit) for continuing operations during the years ended December 31, 2019 and 2018 differs from the statutory federal income tax rate of 21% as follows:

	Year Ended December 31,
	2019		2018
(in thousands)	Amount	Percent	Amount	Percent
Tax expense (benefit) computed at the maximum U.S. statutory rate	$284	21.0%	$(3,820)	21.0%
Difference resulting from state income taxes, net of federal income tax benefits	(348)	(25.7)%	(483)	2.7%
State tax rate difference	43	3.2%	—	—%
Non-deductible expenses, other	130	9.6%	136	(0.7)%
Change in net operating loss carryforward	2,705	199.6%	(581)	3.2%
Change in valuation allowance	(1,534)	(113.2)%	(2,136)	11.7%
Change in foreign tax credits	2,288	168.9%	1,811	(10.0)%
Bankruptcy reorg costs	(2,533)	(187.0)%	—	—%
Other, net	(702)	(51.8)%	673	(3.7)%
Total tax expense (benefit)	$333	24.6%	(4,400)	24.2%

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Taxes

The significant components of deferred income tax assets and liabilities for continuing operations consisted of the following:

	December 31,
(in thousands)	2019	2018
Assets:
Cost in excess of identifiable net assets of business acquired	$5,904	$6,633
Reserves and other accruals	4,058	4,328
Tax credit carryforwards	5,289	7,819
Accrued compensation and benefits	1,940	1,946
State net operating loss carryforwards	12,815	10,843
Federal net operating loss carryforwards	47,679	47,382
Gain/loss on assets held for sale	1,434	1,393
Other	4,978	782
	84,097	81,126
Liabilities:
Indefinite life intangibles	(12,026)	(10,876)
Property and equipment	(319)	(248)
Net deferred tax assets	71,752	70,002
Valuation allowance for net deferred tax assets	(73,950)	(72,684)
Net deferred tax liability after valuation allowance	$(2,198)	$(2,682)

Tax Cuts and Jobs Acts of 2017

On December 22, 2017, the Tax Act was signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. federal corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. For the year ended December 31, 2019, the Company recognized income tax expense of $0.3 million for a net increase in deferred tax liabilities related to an increase in indefinite-lived intangible deferred tax liabilities, partially offset by indefinite-lived deferred tax assets created by the 2017 Tax Act.

The Tax Act reduced the federal statutory corporate tax rate for the Company’s tax years beginning in 2018, which resulted in the re-measurement of the federal portion of the Company’s deferred tax assets and liabilities and related valuation allowances as of December 31, 2017. As of December 31, 2019 and 2018, the Company has a net deferred tax liability related to its continuing operations of $2.2  million and $2.7 million, respectively. The net deferred tax liabilities for the years ended December 31, 2019 and 2018 predominantly related to indefinite-lived intangibles deferred tax liabilities that cannot be used to offset deferred tax assets subject to valuation allowances. A net increase in valuation allowances related to continuing operations of $1.3 million as of December 31, 2019 was recorded against the gross deferred tax asset balances as of December 31, 2019.

The Company recorded a provisional liability of the transition tax of $2.6 million based on analysis of the amount of post-1986 earnings and profits of its foreign subsidiaries.

As of December 31, 2019, the Company would need to generate $287.1 million of future U.S. pre-tax income to realize its deferred tax assets.

Net Operating Losses and Tax Credit Carryforwards

As of December 31, 2019, the Company has state operating loss carryforwards of $277.7 million expiring between 2020 and 2039. The Company has $5.9 million of foreign operating loss carryforwards that will expire in 2039. The Company has $3.3 million in foreign tax credit carryforwards expiring between 2020 and 2027.

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

As of December 31, 2019, the Company carries $12.0 million of deferred income tax liabilities related to indefinite-lived intangibles. Because NOLs generated in taxable years beginning after December 31, 2017 can be carried forward indefinitely under the Tax Act, based upon all of the information available at the time of the preparation of the financial statements, the Company concluded that it is more likely than not that the reversal of taxable temporary differences related to indefinite-lived intangible assets can be used as a source of future taxable income when assessing the realizability of these loss carryforwards that do not expire when they are in the same jurisdiction and of the same character. The Company also determined that it is more likely than not that the reversal of taxable temporary differences related to indefinite-lived intangible assets can be used as a source of future taxable income when assessing the realizability of deferred tax assets that upon reversal would give rise to NOLs that do not expire. As a result, the Company recorded income tax expense from continuing operations of $0.3 million for the year ended December 31, 2019, mainly attributable to the $1.2 million increase in the deferred tax liabilities related to the indefinite-lived intangibles, partially offset by $0.9 million additional indefinite-lived deferred tax assets generated in 2019. Among the $0.9 million, $0.1 million was related to the pre-tax losses generated by the Company’s U.S. business operations, specifically the indefinite-lived pre-tax losses generated after 2017, and $0.8 million was related to the interest expense disallowed after 2017 that can be carried forward indefinitely. The Company continues to have a full valuation allowance against its foreign deferred tax assets.

As of December 31, 2019 and 2018, the Company had valuation allowances for deferred tax assets related to its continuing operations in the amount of $74.0 million and $72.7 million, respectively.

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

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
(in thousands)	2019	2018
Unrecognized tax benefits at January 1	$3,095	$3,328
Reductions to unrecognized tax benefits from lapse of statutes of limitations	(197)	(233)
Unrecognized tax benefits at December 31	$2,898	$3,095

Unrecognized tax benefits from discontinued operations at December 31	$998	$1,194
Unrecognized tax benefits from continuing operations at December 31	1,900	1,901
	$2,898	$3,095

As of December 31, 2019, the Company provided for a liability of $2.9 million for unrecognized tax benefits related to various federal, foreign and state income tax matters compared with a liability of $3.1 million for unrecognized tax benefits as of December 31, 2018. The Company has elected to classify interest and penalties related to uncertain income tax positions in income tax expense. As of December 31, 2019, the Company accrued $1.2 million for potential payment of interest and penalties, compared with $1.7 million accrued as of December 31, 2018.

As of each of December 31, 2019 and 2018, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.4 million. In 2020, the Company anticipates it will release less than $0.7 million of accruals of uncertain tax positions as the statute of limitations related to these liabilities will lapse in 2020.

The Company files a consolidated U.S. federal income tax return. Currently, the Company is not under examination for income tax purposes by any taxing jurisdiction. A presentation of open tax years by jurisdiction is as follows:

Tax Jurisdiction	Examination in Progress	Open Tax Years for Examination
United States	None	2006 to Present
Mexico	None	2014 to Present
China	None	2011 to 2017
The Netherlands	None	2016 to 2018

NOTE 10—REVENUE

Disaggregation of Revenue

Disaggregated revenue by type of contract was as follows.

	Year Ended December 31,
(in thousands)	2019	2018
Cost-plus reimbursement contracts	$210,538	$158,278
Fixed-price contracts	35,249	30,640
Total	$245,787	$188,918

Disaggregated revenue by the geographic area where the work was performed was as follows:

	Year Ended December 31,
(in thousands)	2019	2018
United States	$228,820	$188,918
Canada	16,967	—
Total	$245,787	$188,918

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

The following table provides information about contract assets and contract liabilities from contracts with customers.

	December 31,
(in thousands)	2019	2018
Costs incurred on uncompleted contracts	$214,887	$160,368
Earnings recognized on uncompleted contracts	30,902	28,581
Total	245,789	188,949
Less—billings to date	(241,263)	(184,009)
Net	$4,526	$4,940
Contract assets	$7,225	$8,218
Contract liabilities	(2,699)	(3,278)
Net	$4,526	$4,940

For the year ended December 31, 2019, the Company recognized revenue of approximately $2.9 million that was included in the corresponding contract liability balance at December 31, 2018.

Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of December 31, 2019.

(in thousands)	2020	2021	Thereafter	Total
Remaining performance obligations	$191,282	$116,900	$186,722	$494,904

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—DEBT

As of December 31, 2019 and 2018, the Company had the following debt, net of unamortized deferred financing costs:

	December 31,
(in thousands)	2019	2018
MidCap Facility	$10,849	$3,274
Current portion of New Centre Lane Facility	700	525
Current debt	$11,549	$3,799

New Centre Lane Facility	33,687	34,387
Unamortized deferred financing costs	(1,029)	(1,409)
Long-term debt, net	$32,658	$32,978

Total debt, net	$44,207	$36,777

MidCap Facility

On October 11, 2018, the Company entered into a three-year, $15.0 million Credit and Security Agreement with MidCap Financial Trust (“MidCap”), as agent and as a lender, and other lenders that may be added as a party thereto (as amended, the “MidCap Facility”). The MidCap Facility is a secured asset-based revolving credit facility that provides borrowing availability against 85% of eligible accounts receivable and the lesser of 80% of eligible contract assets and $1.0 million, after certain customary exclusions and reserves, and allows for up to $6.0 million of non-cash collateralized letters of credit. The Company can, if necessary, make daily borrowings under the MidCap Facility with same day funding. The outstanding loan balance under the MidCap Facility is reduced through the daily automated sweeping of the Company’s depository accounts to the lender’s account under the terms of deposit account control agreements. As of December 31, 2019 and 2018, the Company had $10.8 million and $3.3 million, respectively, outstanding under the MidCap Facility, which was included in short-term borrowings on the consolidated balance sheets. At December 31, 2019 and 2018, the Company had $0.7 million and $4.7 million, respectively, in available borrowing under the MidCap facility.

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

The Company’s obligations under the MidCap Facility are secured by first priority liens on substantially all of its assets, other than the Excluded Collateral (as defined in the MidCap Facility), subject to the terms of an intercreditor agreement, dated as of October 11, 2018 (as amended, the “Intercreditor Agreement”), entered into by an affiliate of Centre Lane Partners, LLC (“Centre Lane”), as a lender under the New Centre Lane Facility (as defined below), and MidCap, as agent, and to which the Company consented. The Intercreditor Agreement was entered into as required by the MidCap Facility and the New Centre Lane Facility. The first priority liens previously granted by the Company and certain of its wholly owned subsidiaries in favor of the Centre Lane affiliate in connection with the New Centre Lane Facility are also subject to the Intercreditor Agreement, which, among other things, specifies the relative lien priorities of the secured parties under each of the MidCap Facility and the New Centre Lane Facility in the relevant collateral. It contains customary provisions regarding, among other things, the rights of the respective secured parties to take enforcement actions against the collateral and certain limitations on amending the documentation governing each of the MidCap Facility and the New Centre Lane Facility. It additionally provides secured parties under each of the MidCap Facility and the New Centre Lane Facility the option, in certain instances, to purchase all outstanding obligations of the Company under the other respective loan.

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

In the event the MidCap Facility is terminated (by reason of an event of default or otherwise) 90 days or more prior to the maturity date, the Company will be required to pay a prepayment fee in an amount equal to the aggregate commitment under the MidCap Facility at the time of termination, multiplied by 2.0% in the first two years following October 11, 2018, 1.5% in the third year, and 1.0% thereafter.

The MidCap Facility requires the Company to regularly provide financial information to the lenders, and, beginning on December 31, 2018, to maintain certain total leverage and fixed charge coverage ratios and meet minimum consolidated adjusted EBITDA and minimum liquidity requirements (each of which as defined in the MidCap Facility). The Company determined that it was not in compliance with these covenants (other than the minimum liquidity requirement) as of the last day of its third quarter, and accordingly, effective as of  November 13, 2019, the Company entered into an amendment to the MidCap Facility that changed the required levels of both financial covenants so that the Company was in compliance with the MidCap Facility as amended as of September 29, 2019. The Company’s expense related to this amendment was $0.1 million, which is included in general and administrative expenses on the consolidated statement of operations for the year ended December 31, 2019. As of December 31, 2019, the Company was in compliance with  all three covenants.

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

The New Centre Lane Facility requires the Company to regularly provide financial information to the lenders, and, beginning on December 31, 2018, to maintain certain total leverage and fixed charge coverage ratios and meet minimum consolidated adjusted EBITDA and minimum liquidity requirements (each of which as defined in the New Centre Lane Facility). The Company determined that it was not in compliance with certain of these covenants as of the last day of its third quarter, and accordingly, on November 13, 2019, the Company entered into an amendment to the New Centre Lane Facility that changed the required levels of both the leverage ratio and the minimum consolidated adjusted EBITDA so that the Company was in compliance with the New Centre Lane Facility as amended as of September 29, 2019. The Company’s expense related to this amendment was $0.3 million, which is included in general and administrative expenses on the consolidated statement of operations for the year ended December 31, 2019. As of December 31, 2019, the Company was in compliance with these covenants.

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

The scheduled maturities of the New Centre Lane Facility are as follows:

December 31,	(in thousands)
2020	$700
2021	700
2022	32,987
Thereafter	—
Total	$34,387

The Company’s borrowing rate under the New Centre Lane Facility at December 31, 2019 was 12.5%.

Letters of Credit and Bonds

In line with industry practice, the Company is often required to provide letters of credit and payment and performance surety bonds to customers. These letters of credit and bonds provide credit support and security for the customer if the Company fails to perform its obligations under the applicable contract with such customer.

The MidCap Facility allows for up to $6.0 million of non-cash collateralized letters of credit at 6.0% interest, of which the Company had $1.8 million and $2.7 million outstanding as of December 31, 2019 and 2018, respectively. There were no amounts drawn upon these letters of credit.

In addition, as of December 31, 2019 and 2018, the Company had outstanding payment and performance surety bonds of $59.3 million and $51.1 million, respectively.

Deferred Financing Costs

Deferred financing costs are amortized over the terms of the related debt facilities using the effective yield method. The following table summarizes the amortization of deferred financing costs related to the Company's debt facilities and recognized in interest expense on the consolidated statements of operations:

	December 31,
(in thousands)	2019	2018
Initial Centre Lane Facility*	$—	$1,460
New Centre Lane Facility	380	111
MidCap Facility	235	52
Total	$615	$1,623
*	2018 includes accelerated amortization of deferred financing costs of $0.6 million associated with the fourth amendment to the Initial Centre Lane Facility entered into in April 2018.

The following table summarizes unamortized deferred financing costs on the Company's consolidated balance sheets:

		December 31,
(in thousands)	Location	2019	2018
New Centre Lane Facility	Long-term debt, net	$1,029	$1,409
MidCap Facility	Other long-term assets	419	654
Total		$1,448	$2,063

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—EARNINGS PER SHARE

As of December 31, 2019, the Company’s 19,057,195 shares outstanding included 282,059 shares of contingently issued but unvested restricted stock. As of December 31, 2018, the Company’s 18,660,218 shares outstanding included 193,589 shares of contingently issued but unvested restricted stock. Restricted stock is excluded from the calculation of basic weighted average shares outstanding, but its impact, if dilutive, is included in the calculation of diluted weighted average shares outstanding.

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

Basic and diluted loss per common share from continuing operations were calculated as follows:

	Year Ended December 31,
(in thousands, except share data)	2019	2018
Income (loss) from continuing operations	$1,022	$(13,790)

Basic income (loss) per common share:
Weighted average common shares outstanding	18,700,107	18,207,661

Basic income (loss) per common share	$0.05	$(0.76)

Diluted income (loss) per common share:
Weighted average common shares outstanding	18,700,107	18,207,661

Diluted effect:
Unvested portion of restricted stock units and awards	221,905	—
Weighted average diluted common shares outstanding	18,922,012	18,207,661

Diluted income (loss) per common share	$0.05	$(0.76)

The weighted-average number of shares outstanding used in the computation of basic and diluted earnings per share does not include the effect of the following potential outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive:

	Year Ended December 31,
	2019	2018
Unvested service-based restricted stock awards	422,486	1,515
Unvested performance- and market-based restricted stock awards	892,814	620,457
Stock options	122,000	122,000

NOTE 13—STOCK‑BASED COMPENSATION

Description of the Plans

The Company has one equity incentive plan: the 2015 Equity Incentive Plan, as amended and restated on June 10, 2019, (the “2015 Plan”). The 2015 Plan allows for the issuance of up to 1,000,000 shares of stock awards to the Company’s employees and directors in the form of a variety of instruments, including stock options, restricted stock, restricted share units, stock appreciation rights and other share-based awards. The 2015 Plan also allows for cash-based awards. Generally, all participants who voluntarily terminate their employment with the Company forfeit 100% of all unvested equity awards. Persons who are terminated without cause, or in some cases leave for good reason, are entitled to proportionate vesting. Time-based proportionate vested shares are accelerated and distributed upon their termination date. Proportionate market-based and performance-based restricted shares remain categorized as unvested pending final conclusion on the achievement of the related awards. As of December 31, 2019, the Company had approximately 973,335 shares available for grant under the 2015 Plan.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2019 and 2018, the Company granted 143,000 and 967,029 restricted stock units, respectively, to certain employees outside of the 2015 Plan. All amounts and units described below include these awards.

Total stock‑based compensation expense during the years ended December 31, 2019 and 2018 was $1.6 million and $1.2 million, respectively, with no related excess tax benefit recognized, and was included in general and administrative expenses on the Company’s consolidated statements of operations. As of December 31, 2019, total unrecognized compensation expense related to all unvested restricted stock and restricted stock unit awards for which terms and conditions are known totaled $1.9 million, which is expected to be recognized over a weighted average period of 1.9 years. The fair value of shares that vested during 2019 and 2018 based on the stock price at the applicable vesting date was $0.7 million and $1.7 million, respectively. The weighted average grant date fair value of the Company’s restricted stock units was $2.29 and $2.07 for the years ended December 31, 2019 and 2018, respectively.

Service-Based Restricted Stock and Unit Awards:  During 2019, the Company granted 358,613 service-based restricted stock units under the 2015 Plan at a grant date fair value of $2.35 per share. These service-based restricted stock units vest ratably over a three-year period beginning on March 31, 2020. The fair value of service-based restricted stock units represents the closing price of the Company’s common stock on the date of grant.

Additionally, during 2019, service-based restricted stock units of 21,500 and 100,000 were granted to certain employees outside of the 2015 Plan at a grant date fair value of $2.60 per share and $1.95 per share, respectively. These service-based restricted stock units generally vest over a period of three years and will be settled with treasury stock. The Company also granted 149,639 service-based restricted stock awards out of treasury stock to its five non-employee directors at a grant date fair value of $2.45 per share. The service-based restricted stock awards vest ratably over a four- year period beginning on January 22, 2020. The fair value of service-based restricted stock units and restricted stock awards represents the closing price of the Company’s common stock on the date of grant. These restricted stock units and restricted stock awards are accounted for as equity awards and are included in the table below.

During 2019 and 2018, certain service-based restricted stock units (the “modified service awards”) that were previously accounted for as liabilities totaling 62,962 and 210,668, respectively, vested. These awards were modified and settled, partially, with shares from the 2015 Plan and the remaining out of the Company’s treasury stock, which resulted in accounting for these awards under the equity method. The fair value of the modified service awards was based on the closing price of the Company’s stock on the modification date. The modification of these awards resulted in a $0.2 million and $0.3 million reduction in stock compensation expense for the years ended December 31, 2019 and 2018, respectively.

Information for service-based restricted stock and restricted stock units, excluding those accounted for as liability awards, is as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value per Share
Unvested restricted stock and restricted stock units at December 31, 2018	634,754	2.65
Granted	654,857	2.32
Vested	(375,515)	3.04
Modified	62,962	4.30
Forfeited	(54,556)	2.50
Unvested restricted stock and restricted stock units at December 31, 2019	922,502	$2.41

Market-Based Restricted Stock Unit Awards:  During 2019, market-based restricted stock units of 21,500 were granted to certain employees outside of the 2015 Plan and will be settled with treasury stock. The 2019 units contain a market condition based on a stock price goal. The stock price goal will be met if the Company’s common stock price per share equals or exceeds $5.00 for any period of 30 consecutive trading days during a three-year period ending on March 31, 2021. These restricted stock units will vest ratably over a period of three years if the stock price goal is met on or before March 31, 2019. However, if the stock price goal is achieved after March 31, 2019 and on or prior to March 31, 2020, the restricted stock units will vest in three installments, with one-third vesting on the date the stock price goal is met, one-third vesting on March 31, 2020 and one-third vesting on March 31, 2021. Further, if the stock price goal is achieved after March 31, 2020 and on or prior to March 31, 2021, the restricted stock units will vest in two installments, with two-thirds vesting on the date the stock price

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

goal is met and one-third vesting on March 31, 2021. If the stock price goal is met after March 31, 2021 and during the three-year implied service period, the restricted stock units will vest in full on the date that the stock price goal is met.

Information for market-based restricted stock units is as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value per Share
Unvested restricted stock units at December 31, 2018	620,457	$1.72
Granted	21,500	0.75
Vested	—	—
Modified	—	—
Forfeited	(21,808)	0.94
Unvested restricted stock units at December 31, 2019	620,149	$1.79

The Company estimates the fair value of its market‑based restricted stock unit awards on the date of grant using a Monte Carlo simulation valuation model. This pricing model uses multiple simulations to evaluate the likelihood of achieving the market conditions set forth in the award agreements. Expense is only recorded for the number of market‑based restricted stock unit awards granted. The assumptions used to estimate the fair value of market‑based restricted stock unit awards granted during 2019 and accounted for under the equity method were as follows:

Expected term (years)	2.46
Expected volatility	37.0%
Expected dividend yield	0.00%
Risk-free interest rate	2.52%
Weighted-average grant date fair value	$0.75

Performance-based awards:  During 2019, the Company granted cash-based performance awards under the 2015 Plan valued at $1.7 million. At the Company’s discretion, these performance-based restricted stock awards can be settled in cash or shares. The performance objectives associated with these awards are established by the Compensation Committee of the Board of Directors (the “Compensation Committee”) on an annual basis. For the 2019 performance period, the performance objective is based on the Company’s backlog performance target as of December 31, 2019. Performance objectives for the two succeeding years will be established by the Compensation Committee in the respective performance period. Award payouts range from a threshold of 50% to a maximum of 200% for each respective annual performance period. Because the Company intends to settle the cash-based performance awards that are scheduled vest on March 31, 2020 with shares, the fair value of the cash-based performance awards with an established 2019 performance objective represents the closing price of the Company’s common stock on the date of grant. The fair value of the cash-based performance awards that are scheduled to vest on March 31, 2021 and 2022 will be measured in the year that the respective performance objective is established and approved by the Compensation Committee. The Company recognizes stock-based compensation expense related to its cash-based performance awards based on its determination of the likelihood of achieving the performance objective. The Company reassesses the likelihood of meeting the specified performance objective at the end of each reporting period and adjusts compensation expense, as necessary, based on the likelihood of achieving the performance objective.

Cash-based awards:  During 2017, cash-based awards totaling $0.9 million were awarded to employees. The cash-based awards granted to employees generally vest over a period of two years and are accounted for as liability awards. As of December 31, 2018, the Company had a $0.2 million liability related to this award which was included in other current liabilities on the consolidated balance sheet. No cash-based awards were granted in 2019 or 2018.

Stock Options:  During 2015, the Company granted a stock option to purchase 122,000 shares of its common stock to its former chief executive officer at an exercise price of $13.85 per share. The option provides for immediate vesting of 32,000 shares, with the remaining 90,000 vesting ratably over a ten month period beginning in June 2015 and has a five year term. This is the only stock option grant the Company has made to date.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes stock option activity for the year ended December 31, 2019:

		Weighted-Average	Weighted-Average
	Options	Exercise Price	Remaining Contract Term
Outstanding at December 31, 2018	122,000	$13.85
Outstanding at December 31, 2019	122,000	$13.85	2.625 years
Exercisable at December 31, 2019	122,000	$13.85	2.625 years

The weighted average fair value of the stock option on the date of the grant was $2.58. The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. The exercise price of the options is based on the fair market value of the common shares on the date of grant.

Cash flows resulting from excess tax benefits are classified as part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for vested restricted stock and restricted stock unit awards, and exercised options in excess of the deferred tax asset attributable to stock compensation costs for such equity awards. The Company realized no excess tax benefits for the years ended December 31, 2019 and 2018 due to the use of NOL carryforwards.

NOTE 14—EMPLOYEE BENEFIT PLANS

Defined Contribution Plan: The Company maintains a 401(k) plan covering substantially all of its U.S. employees. Expense for the Company’s 401(k) plan during the years ended December 31, 2019 and 2018 was $0.8 million and $0.6 million, respectively.

Multiemployer Pension Plans:    During 2019, the Company contributed to approximately 70 multiemployer pension plans throughout the U.S. and, historically, it has contributed to over 150 union sponsored multiemployer pension plans throughout the U.S. under the terms of collective‑bargaining agreements that cover the Company’s union‑represented employees. The risks of participating in these multiemployer pension plans are different from single‑employer pension plans primarily in the following aspects:

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

The Company’s participation in these multiemployer pension plans during the year ended December 31, 2019 is outlined in the following table. All information in the tables is as of December 31, of the relevant year, or 2019, unless otherwise stated. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three‑digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act zone status available during 2019 and 2018 is for the respective plan’s fiscal year‑end as of 2019 and 2018, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the green zone are at least 80 percent funded. If a plan is critical and declining, the plan sponsor may file an application with the Secretary of the Treasury requesting a temporary or permanent reduction of benefits to keep the plan from running out of money. If a fund is in critical status, adjustable benefits may be reduced and no lump sum distributions in excess of $5,000 can be made. Plans that are in critical and endangered status are required to adopt a plan aimed at restoring the financial health of the benefit plan. The “Rehab Plan Status Pending/Implemented” column indicates plans for which a financial improvement plan or a rehabilitation plan is either pending or has been implemented. The nest to last column lists the expiration date of the collective‑bargaining agreement to which the plans are subject.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Certain plans have been aggregated in the “All Others” line in the following table, as the contributions to each of these individual plans are not material.

								Expiration
		Pension			($ in thousands)			Date of
		Protection Act		Rehab Plan status	Contributions by			Collective
	EIN/Pension	Zone Status		Pending/	the Company		Surcharge	Bargaining
Pension Fund	Plan Number	2019	2018	Implemented	2019	2018	Imposed	Agreement	Notes
Boilermaker-Blacksmith National Pension Trust	48-6168020 001	Critical	Critical	Rehabilitation Plan Adopted 05/28/17	2,139	2,117	No (7)	Multiple Agreements	1, 5
Central Pension Fund of the IUOE and Participating Employers	36-6052390 001	Green	Green		280	105		Multiple Agreements	5
Central States, Southeast, and Southwest Pension Fund	36-6044243 001	Critical & Declining	Critical & Declining	Rehabilitation Plan Adopted 2008	70	65	No (7)	Multiple Agreements	5
Excavators Union Local 731 Pension Fund	13-1809825 001	Green	Green		303	385		04/30/22	10
IBEW Local 1579 Pension Plan	58-1254974 001	Endangered	Seriously Endangered	Funding Improvement Plan Adopted 08/11/17	385	123		Varies through 07/31/20	2
Iron Workers District Council of Tennessee Valley & Vicinity Pension Plan	62-6098036 001	Green	Green		250	128		Annual Agreements-Automatic Renewal	3
IUPAT Industry Pension Plan	52-6073909 001	Seriously Endangered	Seriously Endangered	Funding Improvement Plan Updated 2017	1,853	2,061		Multiple Agreements	5
Laborers National Pension Fund	75-1280827 001	Critical	Critical	Rehabilitation Plan Adopted 2017	176	111		Multiple Agreements	5
National Asbestos Workers Pension Plan	52-6038497 001	Endangered	Critical	Rehabilitation Plan Updated 12/2010	1,288	1,315	No (8)	Multiple Agreements	5
National Electrical Benefits Fund	53-0181657 001	Green	Green		308	203		Multiple Agreements	5
Plumbers & Pipefitters National Pension Fund	52-6152779 001	Endangered	Endangered	Funding Improvement Plan Adopted 04/05/10	284	244		Multiple Agreements	5
Plumbers & Steamfitters Local Union No. 43 Pension Fund	62-6101288 001	Green	Green		162	117		Annual Agreements-Automatic Renewal	3
Sheet Metal Workers' National Pension Fund	52-6112463 001	Endangered	Endangered	Funding Improvement Plan Updated 01/01/17	204	354		Multiple Agreements	5
Southern Ironworkers Pension Plan	59-6227091 001	Green	Green		260	111		Varies through 07/31/20	2
Tri-State Carpenters & Joiners Pension Trust Fund	62-0976048 001	Seriously Endangered	Endangered	Rehabilitation Plan Adopted	322	238	No (8)	Annual Agreements-Automatic Renewal	3
Washington State Plumbing & Pipefitting Industry Pension Plan	91-6029141 001	Green	Green		99	69		Annual Agreements-Automatic Renewal	4
Washington-Idaho Laborers-Employers Pension Trust	91-6123988 001	Green	Green		153	74		Annual Agreements-Automatic Renewal	4
Washington-Idaho-Montana Carpenters-Employers Retirement Fund	91-6123987 001	Endangered	Endangered	Funding Improvement Plan Adopted 03/05/12	287	77		Annual Agreements-Automatic Renewal	4

All Others					1,399	1,335
					10,221	9,233

(1)	Defined Benefit Plans for Unions employed through the GPPMA agreement for Fitzpatrick Nuclear Plant. The GPPMA Agreements are annual agreements that automatically renew each year.
(2)

Defined Benefit Plans for Unions employed through the Southern Company Power Maintenance & Modification Agreement.  The Southern Company SCMMA expires 07/31/2020 and renews each year unless terminated.  The individual Union CBA range from 1 to 3 years in duration.

(3)	Defined Benefit Plans for Unions employed through the TVA PMMA and Other Agreements. The TVA Labor Agreements are annual agreements that automatically renew each year.
(4)	Defined Benefit Plans for Unions employed through the GPPMA agreement for Columbia Generating Station. The GPPMA Agreements are annual agreements that automatically renew each year.
(5)	Regional and National Defined Benefit Funds for multiple unions employed under different labor agreements.
(6)	Defined Benefit Plan for Union employed at Con Ed sites.
(7)	No Surcharge required if proper Rehabilitation Plan adopted in labor agreement
(8)	No Surcharge required if Plan is not in Critical or Critical & Declining Status
(9)	Defined Benefit Plans for Unions employed through the GPPMA agreement for San Onofre, Oyster Creek, Pilgrim, Waterford III, Calvert Cliffs Nuclear Plants (Holtec).
(10)

Defined Benefit Plans for Unions employed through the Nuclear Power Constructtion Agreement.  The Nuclear Power Construction Agreement is for new work at Vogtle and runs through the duration of the project.

Employees covered by multiemployer pension plans are hired for project‑based building and construction purposes. The Company’s participation level in these plans varies as a result.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company believes that its responsibility for potential withdrawal liabilities associated with participating in multiemployer plans is limited because the building and construction trades exemption should apply to the substantial majority of the Company’s plan contributions. However, pursuant to the Pension Protection Act of 2006 and other applicable laws, the Company is also exposed to other potential liabilities associated with plans that are underfunded. As of December 31, 2019, the Company had been notified that certain pension plans were in critical funding status. Currently, certain plans are developing, or have developed, a rehabilitation plan that may call for a reduction in participant benefits or an increase in future employer contributions. Therefore, in the future, the Company could be responsible for potential surcharges, excise taxes and/or additional contributions related to these plans. Additionally, market conditions and the number of participating employers remaining in each plan may result in a reorganization, insolvency or mass withdrawal that could materially affect the funded status of multiemployer plans and the Company’s potential withdrawal liability, if applicable. The Company continues to actively monitor, assess and take steps to limit its potential exposure to any surcharges, excise taxes, additional contributions and/or withdrawal liabilities. However, the Company cannot, at this time, estimate the full amount, or even the range, of this potential exposure.

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

The Company completed a bankruptcy filing of its  Koontz-Wagner subsidiary in July 11, 2018. This could require the Company to incur legal fees and other expenses related to liabilities from this bankruptcy filing. These liabilities could have a material adverse effect on its results of operations, cash flows and financial position. The filing was for Koontz-Wagner only, not for the Company as a whole, and was completely separate and distinct from the Williams business and operations. For additional information, please refer to “Note 5—Changes in Business” to the consolidated financial statements.

The Company prevailed in a putative shareholder class action, which was captioned Budde v. Global Power Equipment Group Inc. and filed in the U.S. District Court for the Northern District of Texas naming the Company and certain former officers as defendants. This action and another action were filed on May 13, 2015 and June 23, 2015, respectively and, on July 29, 2015, the court consolidated the two actions and appointed a lead plaintiff  following the District Court’s dismissal with prejudice on September 11, 2018, Plaintiffs appealed the decision to the United States Court of Appeals for the Fifth Circuit. The Fifth Circuit held oral arguments on August 5, 2019. On August 23, 2019, the Fifth Circuit issued a per curiam decision affirming the District Court’s dismissal. Plaintiffs have until November 21, 2019, to petition for certiorari review by the Supreme Court of the United States, but did not do so. The matter is now concluded.

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

Insurance:  The Company maintains insurance coverage for most insurable aspects of its business and operations. The Company’s insurance programs, including, but not limited to, health, general liability and workers’ compensation, have varying coverage limits depending upon the type of insurance. For the year ended December 31, 2019 and 2018, insurance expense, including insurance premiums related to the excess claim coverage and claims incurred for continuing operations, was $2.8 million and $2.1 million, respectively.

The Company’s consolidated balance sheets include amounts representing its probable estimated liability related to insurance-related claims that are known and have been asserted against the Company, and for insurance-related claims that are believed to have been incurred, but had not yet been reported as of December 31, 2019 and 2018. As of December 31, 2019

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and 2018, the Company provided $0.8 million and $1.1 million, respectively in letters of credit and provided cash collateral of $0.2 million and $0.3 million, respectively, as security for possible workers’ compensation claims.

Executive Severance: At December 31, 2019, the Company had outstanding severance arrangements with officers and senior management. The Company’s maximum commitment under all such arrangements, which would apply if the employees covered by these arrangements were each terminated without cause, was $3.0 million at December 31, 2019.

NOTE 16—MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

The Company has certain customers that represent more than 10 percent of its consolidated accounts receivable. The balance for these customers as a percentage of the consolidated accounts receivable is as follows:

	December 31,
Customer	2019	2018
Southern Nuclear Operating Company	45%	34%
Tennessee Valley Authority	*	11%
Energy Northwest	*	10%

*Less than 10%

The Company has certain customers that represent more than 10 percent of consolidated revenue. The revenue for these customers as a percentage of the consolidated revenue is as follows:

	Year Ended December 31,
Customer	2019	2018
Southern Nuclear Operating Company	26%	25%
Tennessee Valley Authority	22%	26%
Richmond County Constructors, LLC ("RCC")	14%	18%
Energy Northwest	10%	*
All others	28%	31%
Total	100%	100%

*Less than 10%

NOTE 17—OTHER SUPPLEMENTAL INFORMATION

Other current assets consist of the following:

	December 31,
(in thousands)	2019	2018
Equity method investment in RCC	$2,265	$785
Right-of-use lease assets	5,743	—
Other long-term assets	541	865
Total	$8,549	$1,650

Other current liabilities consist of the following:

	December 31,
(in thousands)	2019	2018
Accrued workers compensation	$604	$699
Accrued job cost	1,320	1,385
Accrued legal and professional fees	36	691
Restructuring reserve	—	367
Short-term lease liability	2,985	—
Other accrued expenses	1,463	2,376
Total	$6,408	$5,518

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other long-term liabilities consist of the following:

	December 31,
(in thousands)	2019	2018
Long-term lease liability	2,939	—
Liability for uncertain tax positions	1,030	967
Other long-term liabilities	59	429
Total	$4,028	$1,396

NOTE 18—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

A summary of the quarterly operating results during 2019 and 2018 follows:

(in thousands, except per share data)	First	Second	Third	Fourth	2019
Year Ended December 31, 2019	Quarter	Quarter	Quarter	Quarter	Total
Revenue	$50,652	$71,466	$56,862	$66,807	$245,787
Gross profit	6,682	9,192	5,956	9,070	30,900
Income (loss) from continuing operations	395	1,286	(363)	(296)	1,022
Income (loss) per common share from continuing operations:
Basic	$0.02	$0.07	$(0.02)	$(0.02)	$0.05
Diluted	$0.02	$0.07	$(0.02)	$(0.02)	$0.05

(in thousands, except per share data)	First	Second	Third	Fourth	2018
Year Ended December 31, 2018	Quarter	Quarter	Quarter	Quarter	Total
Revenue	$43,121	$47,975	$53,467	$44,355	$188,918
Gross profit	6,450	6,747	10,212	5,332	28,741
Income (loss) from continuing operations	(2,238)	(6,024)	(2,840)	(2,688)	(13,790)
Income (loss) per common share from continuing operations:
Basic	$(0.12)	$(0.33)	$(0.16)	$(0.15)	$(0.76)
Diluted	$(0.12)	$(0.33)	$(0.16)	$(0.15)	$(0.76)

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19—SUBSEQUENT EVENTS

On January 13, 2020, the Company entered into a Third Amendment to the New Centre Lane Facility that, among other things, redefined and changed the minimum leverage ratio requirement and changed the minimum consolidated Adjusted EBITDA and minimum liquidity requirements. In addition, the New Centre Lane Agreement increased the Prepayment Premium to 2% beginning on January 13, 2020 and to 1% beginning January 14, 2021 and thereafter. The New Centre Lane Agreement also waived the requirement to prepay future cash proceeds generated from the Company’s Rights Offering (as defined below) and any event of default that would otherwise result from failure to pay such amounts. The Company’s expense related to the New Centre Lane Agreement was $0.2 million and will be included in general and administrative expenses on the consolidated statement of operations for the three months ended March 31, 2020.

On January 13, 2020, the Company entered into a Third Amendment to the MidCap Facility that, among other things, increased the maximum principal amount from $15.0 million to $25.0 million and extended the maturity date to October 11, 2022. In addition, the MidCap Agreement redefinded and changed the minimum leverage ratio requirement and changed the minimum consolidated Adjusted EBITDA and minimum liquidity requirements. Further, beginning on January 13, 2020 the MidCap Agreement changed the terms of the origination fee to 2.0% in the first two years, 1.5% for the third year, and 1.0% in the first nine months of the fourth year. The Company’s expense related to the MidCap Agreement was $0.2 million and will be included in general and administrative expenses on the consolidated statement of operations for the three months ended March 31, 2020.

In addition to the above, both the Centre Lane Agreement and the MidCap Agreement require certain Canadian subsidiaries of the Company to become guarantors under the respective credit agreement and to grant liens on their assets to secure such guarantees.  The Company was also required to complete its Rights Offering on or before March 13, 2020. The New Centre Lane Agreement and the MidCap Agreement both waive the requirement to prepay future cash proceeds generated from the Company’s recent Rights Offering and any event of default that would otherwise result from failure to pay such amounts.  – check this last sentence for accuracy against the MidCap Agreement.

On March 6, 2020, the Company announced the results of its fully backstopped $7.0 million registered offering of subscription rights to purchase shares of the Company’s common stock to existing holders of the Company’s common stock (the “Rights Offering”) following the expiration of the subscription period on March 2, 2020. The Rights Offering, in which 5,384,615 shares of common stock were available for subscription at a price of $1.30 per share, was oversubscribed by 2,960,021 shares. The Rights Offering was backstopped by a commitment from Wynnefield Capital, Inc. to purchase any unsubscribed shares of common stock. However, the backstop was not utilized due to demand from other shareholders participating in the offering and oversubscription. The distribution of all new shares took place on March 6, 2020.

The Company’s business could be adversely affected by the effects of widespread outbreak of contagious disease, including the recent outbreak of respiratory illness caused by COVID-19, novel coronavirus first identified in Wuhan, Hubei Province, China. Any outbreak of contagious diseases and other adverse public health developments could have a material and adverse effect on the Company’s business operations. These could include disruptions or restrictions on the Company and its employees’ ability to travel or to distribute services and materials, as well as temporary closures of the facilities of its suppliers or customers. Any disruption of the Company’s suppliers or customers would likely impact its sales and operating results. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect both the U.S. and global economy and financial markets, resulting in an economic downturn that could impact the Company’s operating results. For instance, COVID-19 has caused volatility in the global financial markets and threatened a slowdown in the global economy. While it is not possible at this time to estimate the impact that COVID-19 could have on the Company’s operations, the continued spread of COVID-19, the measures taken by the governments of countries affected, actions taken to protect employees, and the impact of the pandemic on various business activities in affected states and countries could adversely affect the Company’s financial condition, results of operations and cash flows.