Form 10-Q
period 2020-03-31
Williams Industrial Services Group Inc.
filed 2020-05-13
CIK 1136294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 6, 2020, there were 25,324,645 shares of common stock of Williams Industrial Services Group Inc. outstanding.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$5,705	$7,350
Restricted cash	468	468
Accounts receivable, net of allowance of $374 and $377, respectively	32,662	38,218
Contract assets	16,401	7,225
Other current assets	2,570	2,483
Total current assets	57,806	55,744

Property, plant and equipment, net	274	273
Goodwill	35,400	35,400
Intangible assets	12,500	12,500
Other long-term assets	8,611	8,549
Total assets	$114,591	$112,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,941	$16,618
Accrued compensation and benefits	12,487	9,318
Contract liabilities	3,400	2,699
Short-term borrowings	6,397	10,849
Current portion of long-term debt	875	700
Other current liabilities	7,941	6,408
Current liabilities of discontinued operations	339	340
Total current liabilities	44,380	46,932
Long-term debt, net	32,418	32,658
Deferred tax liabilities	2,231	2,198
Other long-term liabilities	3,337	4,028
Long-term liabilities of discontinued operations	4,476	4,486
Total liabilities	86,842	90,302
Commitments and contingencies (Note 9 and 11)
Stockholders’ equity:
Common stock, $0.01 par value, 170,000,000 shares authorized and 25,602,226 and 19,794,270 shares issued, respectively, and 24,903,913 and 19,057,195 shares outstanding, respectively	252	198
Paid-in capital	88,753	81,964
Accumulated other comprehensive income (loss)	(36)	222
Accumulated deficit	(61,212)	(60,211)
Treasury stock, at par (698,313 and 737,075 common shares, respectively)	(8)	(9)
Total stockholders’ equity	27,749	22,164
Total liabilities and stockholders’ equity	$114,591	$112,466

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2020	2019
Revenue	$66,147	$50,652
Cost of revenue	59,238	43,970

Gross profit	6,909	6,682

Selling and marketing expenses	138	240
General and administrative expenses	6,200	4,762
Depreciation and amortization expense	41	72
Total operating expenses	6,379	5,074

Operating income	530	1,608

Interest expense, net	1,533	1,474
Other (income) expense, net	(122)	(325)
Total other (income) expense, net	1,411	1,149

Income (loss) from continuing operations before income tax	(881)	459
Income tax expense	48	64
Income (loss) from continuing operations	(929)	395

Loss from discontinued operations before income tax	(54)	(64)
Income tax expense	18	28
Loss from discontinued operations	(72)	(92)

Net income (loss)	$(1,001)	$303

Basic earnings (loss) per common share
Income (loss) from continuing operations	$(0.05)	$0.02
Income (loss) from discontinued operations	—	—
Basic earnings (loss) per common share	$(0.05)	$0.02

Diluted earnings (loss) per common share
Income (loss) from continuing operations	$(0.05)	$0.02
Income (loss) from discontinued operations	—	—
Diluted earnings (loss) per common share	$(0.05)	$0.02

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2020	2019
Net income (loss)	$(1,001)	$303
Foreign currency translation adjustment	(258)	18
Comprehensive income (loss)	$(1,259)	$321

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
	Common Shares			Other
	$0.01 Per Share		Paid-in	Comprehensive	Accumulated	Treasury Shares
(in thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Total
Balance, December 31, 2018	19,767,605	$197	$80,424	$—	$(62,397)	(1,107,387)	$(11)	$18,213
Issuance of restricted stock units	—	—	—	—	—	390,901	4	4
Tax withholding on restricted stock units	—	—	(123)	—	—	(50,738)	(2)	(125)
Stock-based compensation	—	—	408	—	—	—	—	408
Foreign currency translation	—	—	—	18	—	—	—	18
Net income (loss)	—	—	—	—	303	—	—	303
Balance, March 31, 2019	19,767,605	$197	$80,709	$18	$(62,094)	(767,224)	$(9)	$18,821

				Accumulated
	Common Shares			Other
	$0.01 Per Share		Paid-in	Comprehensive	Accumulated	Treasury Shares
(in thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Total
Balance, December 31, 2019	19,794,270	$198	$81,964	$222	$(60,211)	(737,075)	$(9)	$22,164
Issuance of common stock	5,384,615	54	6,478	—	—	—	—	6,532
Issuance of restricted stock units	423,341	—	—	—	—	80,207	1	1
Tax withholding on restricted stock units	—	—	(65)	—	—	(41,445)	—	(65)
Stock-based compensation	—	—	376	—	—	—	—	376
Foreign currency translation	—	—	—	(258)	—	—	—	(258)
Net income (loss)	—	—	—	—	(1,001)	—	—	(1,001)
Balance, March 31, 2020	25,602,226	$252	$88,753	$(36)	$(61,212)	(698,313)	$(8)	$27,749

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2020	2019
Operating activities:
Net income (loss)	$(1,001)	$303
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Net loss from discontinued operations	72	92
Deferred income tax provision (benefit)	33	45
Depreciation and amortization on plant, property and equipment	41	72
Amortization of deferred financing costs	182	154
Bad debt expense	3	189
Stock-based compensation	472	305
Changes in operating assets and liabilities, net of businesses sold:
Accounts receivable	5,444	(2,421)
Contract assets	(9,413)	(2,923)
Other current assets	(2)	(54)
Other assets	(596)	403
Accounts payable	(3,122)	5,964
Accrued and other liabilities	4,230	517
Contract liabilities	701	(76)
Net cash provided by (used in) operating activities, continuing operations	(2,956)	2,570
Net cash provided by (used in) operating activities, discontinued operations	(83)	(212)
Net cash provided by (used in) operating activities	(3,039)	2,358
Investing activities:
Purchase of property, plant and equipment	(42)	(68)
Net cash provided by (used in) investing activities, continuing operations	(42)	(68)
Financing activities:
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(65)	(121)
Proceeds from issuance of common stock	6,532	—
Debt issuance costs	(442)	—
Proceeds from short-term borrowings	53,460	42,266
Repayments of short-term borrowings	(57,913)	(45,497)
Repayments of long-term debt	—	(88)
Net cash provided by (used in) financing activities, continuing operations	1,572	(3,440)
Effect of exchange rate change on cash, continuing operations	(136)	—
Net change in cash, cash equivalents and restricted cash	(1,645)	(1,150)
Cash, cash equivalents and restricted cash, beginning of period	7,818	4,942
Cash, cash equivalents and restricted cash, end of period	$6,173	$3,792

Supplemental Disclosures:
Cash paid for interest	$716	$1,092
Noncash amendment fee related to MidCap facility	$150	$—

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Business

Williams Industrial Services Group Inc. was incorporated in 2001 under the name “Global Power Equipment Group Inc.” under the laws of the State of Delaware and became the successor to GEEG Holdings, LLC, which was formed as a Delaware limited liability company in 1998. Effective June 29, 2018, Global Power Equipment Group Inc. changed its name to Williams Industrial Services Group Inc. (together with its wholly owned subsidiaries, “Williams,” the “Company,” “we,” “us” or “our,” unless the context indicates otherwise) to better align its name with the Williams business, and our stock now trades on the OTCQX® Best Market under the ticker symbol “WLMS.” Williams has been safely helping plant owners and operators enhance asset value for more than 50 years. We provide a broad range of construction, maintenance and support services to customers in energy, power and industrial end markets. Our mission is to be the preferred provider of construction, maintenance, and specialty services through commitment to superior safety performance, focus on innovation, and dedication to delivering unsurpassed value to our customers.

Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on a basis consistent with that used in the Annual Report on Form 10-K for the year ended December 31, 2019, filed by the Company with the U.S. Securities and Exchange Commission (“SEC”) on March 27, 2020 (the “2019 Report”). In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, including all normal recurring adjustments, necessary to present fairly the unaudited condensed consolidated balance sheets and statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the periods indicated. All significant intercompany transactions have been eliminated. The December 31, 2019 unaudited condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. These unaudited condensed consolidated interim financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the 2019 Report. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for any interim period are not necessarily indicative of operations to be expected for the full year.

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

Reporting Interim Period	Fiscal Interim Period
	2020	2019
Three Months Ended March 31	January 1, 2020 to March 29, 2020	January 1, 2019 to March 31, 2019
Three Months Ended June 30	March 30, 2020 to June 28, 2020	April 1, 2019 to June 30, 2019
Three Months Ended September 30	June 29, 2020 to September 27, 2020	July 1, 2019 to September 29, 2019

NOTE 2—LIQUIDITY

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes that it will be able to meet its obligations and continue its operations during the twelve-month period following the issuance of this Quarterly Report on Form 10-Q for the three months ended March 31, 2020 (this “Form 10-Q”). These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

The Company had negative cash flows from operations during the three months ended March 31, 2020 and has historically raised capital to fund its working capital and growth. On January 13, 2020, the Company amended its existing credit facilities with Centre Lane (as defined below) and MidCap (as defined below). As of March 31, 2020, the Company had $5.5 million in available borrowing capacity (see Note 9). In addition, the Company successfully completed its fully backstopped $7.0 million registered offering of subscription rights to purchase shares of the Company’s common stock to existing holders of the Company’s common stock (the “Rights Offering”), which expired March 2, 2020, pursuant to which the Company issued 5,384,615 shares of its common stock and received net proceeds of $6.6 million. The Company is using the net proceeds from the Rights Offering, combined with the additional borrowing capacity provided by the amended MidCap Facility (as defined below), for working capital and general corporate purposes to fund certain of the Company’s strategic growth initiatives. As a result, management believes that the Company has sufficient resources to satisfy its working capital requirements for at least 12 months following the issuance of these unaudited condensed consolidated financial statements. However, the Company’s liquidity could be periodically, and for certain intervals, constrained due to the working capital requirements that will be needed as it continues to execute its plans to grow the business.

The Company continues to monitor its liquidity and capital resources. If market conditions were to change, and revenue was reduced or operating costs increased, cash flows and liquidity could be significantly reduced.

In December 2019, a novel strain of the coronavirus (“COVID-19”) surfaced in Wuhan, China, which spread globally and was declared a pandemic by the World Health Organization in March 2020. The challenges posed by the COVID-19 pandemic on the global economy increased significantly as the first quarter of 2020 progressed. In response to COVID-19, federal, provincial, state, county and local governments and public health organizations and authorities around the world have implemented a variety of measures intended to control the spread of the virus, including quarantines, “shelter-in-place,” “stay-at-home” and similar orders, travel restrictions, school closures, business curtailments and closures, social distancing and hygiene requirements. The effects of COVID-19 have impacted some of the Company’s projects; for instance, in April 2020, the Company experienced a temporary suspension in projects in New York and a labor reduction for projects in Georgia (see Note 13). Although to date the Company has not experienced materially negative impacts from COVID-19, such as widespread project stoppage or cancellations or a slowdown or cessation of accounts receivables collections, the timing of future contract awards could create gaps in the Company’s project delivery schedule across quarterly periods, and the uncertainty and economic impacts created by the pandemic could cause a temporary decline in demand for the Company’s services. The Company anticipates that its future results of operations, including the results for 2020, will be impacted by the COVID-19 outbreak, but at this time does not expect that the impact from the COVID-19 outbreak will have a material effect on the Company’s liquidity or financial position. However, given the speed and frequency of continuously evolving developments and inherent uncertainty with respect to this pandemic, the Company cannot provide any assurance that such impacts will not grow and become material to its liquidity or financial position.

The Company currently cannot predict the ultimate impact of the COVID-19 pandemic on its business, results of operations, financial condition and cash flows, as such impact is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time. The Company and its liquidity, as well as its ability to satisfy its working capital requirements, may be adversely affected to some degree by the COVID-19 pandemic. The Company currently believes that the impact of COVID-19 on the Company will not negatively impact its ability to comply with the covenants under its existing credit facilities. However, the Company cannot provide any assurance that the assumptions used to estimate its liquidity requirements will remain accurate due to the unprecedented nature and the unpredictability of the COVID-19 global pandemic and its potential impact on the Company and its customer base. As a consequence, the Company’s estimates of the duration of the pandemic and its impact on the Company’s future earnings and cash flows could change and have a material impact on its results of operations and financial condition.

NOTE 3—RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, “Intangibles—Goodwill and Other Internal-Use Software (Subtopic 350-40).” This update aligns the requirements for capitalizing costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal use software, including hosting arrangements that are service contracts, over the term of the hosting arrangement. Further, this update requires the presentation of the expense in the statement of income, the presentation of the costs on the statement of financial position and the classification of payments in the statement of cash flows related to capitalized implementation costs to be treated the same as the fees of the associated hosting arrangement. In the first quarter of 2020, the Company adopted ASU 2018-15, which did not have a material impact on its financial position, results of operations and cash flows.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820).” This amendment update modifies disclosure requirements related to fair value measurement. In the first quarter of 2020, the Company adopted ASU 2018-13, which did not have a material impact on its financial statement disclosures.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, “Facilitation of the Effects of Reference Rate Reform on Financial Reporting (Topic 848).” This guidance is to provide temporary optional expedients and exceptions to the GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens of the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (SOFR). The guidance is effective upon issuance and may be adopted on any date on or after March 12, 2020. The Company is currently evaluating the impact this ASU will have on its results of operations, financial position and cash flows.

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

NOTE 4—LEASES

On January 1, 2019, the Company adopted ASU 2016-02 using the modified retrospective method, and accordingly, the new guidance was applied to leases that existed as of January 1, 2019.

The Company primarily leases office space and related equipment, as well as equipment, modular units and vehicles directly used in providing services to its customers. The Company’s leases have remaining lease terms of one to ten years. Most leases contain renewal options for varying periods, which are at the Company’s sole discretion and included in the expected lease term if they are reasonably certain of being exercised. For leases beginning in 2019 and thereafter, the Company accounts for lease components, such as fixed payments including rent, real estate taxes, and insurance costs, separately from the non-lease components, such as common area maintenance costs.

For leases with terms greater than twelve months, the Company records the related right-of-use assets and lease liabilities at the present value of the fixed lease payments over the lease term at the lease commencement date. The Company uses its incremental borrowing rate to determine the present value of the lease as the rate implicit in the lease is typically not readily determinable.

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

The components of lease expense were as follows:

	Three Months Ended March 31,
Lease Cost/(Sublease Income) (in thousands)	2020	2019
Operating lease cost	$1,219	$1,227
Short-term lease cost	835	306
Sublease income	—	(9)
Total lease cost	$2,054	$1,524

Lease cost related to finance leases was not significant for the three months ended March 31, 2020 and 2019.

Information related to the Company’s right-of-use assets and lease liabilities was as follows:

Lease Assets/Liabilities (in thousands)	Balance Sheet Classification	March 31, 2020	December 31, 2019
Lease Assets
Right-of-use assets	Other long-term assets	$5,449	$5,743

Lease Liabilities
Short-term lease liabilities	Other current liabilities	$3,389	$2,985
Long-term lease liabilities	Other long-term liabilities	2,253	2,939
Total lease liabilities		$5,642	$5,924

Supplemental information related to the Company’s leases was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used by operating leases	$1,231	1,238
Right-of-use assets obtained in exchange for new operating lease liabilities	1,001	578
Right-of-use assets obtained in exchange for new finance lease liabilities	—	27
Weighted-average remaining lease term - operating leases	1.83 years	2.56 years
Weighted-average remaining lease term - finance leases	3.98 years	5 years
Weighted-average discount rate - operating leases	9%	9%
Weighted-average discount rate - finance leases	9%	9%

Total remaining lease payments under the Company’s operating and finance leases are as follows:

	Operating Leases	Finance Leases
Three Months Ended March 31, 2020	(in thousands)
Remainder of 2020	$2,988	$4
2021	2,256	6
2022	696	6
2023	145	5
2024	2	1
Thereafter	—	—
Total lease payments	$6,087	$22
Less: interest	(467)	—
Present value of lease liabilities	$5,620	$22

NOTE 5—CHANGES IN BUSINESS

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

On July 11, 2018, Koontz-Wagner filed a voluntary petition for relief under Chapter 7 of Title 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of Texas. The filing was for Koontz-Wagner only, not for the Company as a whole, and was completely separate and distinct from the Williams business and operations. As a result of the July 11, 2018 bankruptcy of Koontz-Wagner, the Company recorded $11.4 million of exit costs, consisting of a lease guarantee, liability for salary and benefit continuation and a pension withdrawal liability, which were included in loss from discontinued operations in the Company’s consolidated statements of operations for the year ended December 31, 2018. The Company satisfied the liability related to the lease guarantee settlement and substantially all of the salary and benefit continuation liability through cash payments by the end of 2018. The pension liability is expected to be satisfied by annual cash payments of $0.3 million each, paid in quarterly installments, which began in 2018 and will continue to be paid over the next twenty years.

Mechanical Solutions

During the third quarter of 2017, the Company made the decision to exit and sell substantially all of the operating assets and liabilities of its Mechanical Solutions and determined that the decision to exit this segment met the definition of  a discontinued operation. As a result, this segment, including TOG Manufacturing Company, Inc., has been presented as a discontinued operation for all periods presented.

In connection with the sale of its Mechanical Solutions segment during 2017, the Company entered into a transition services agreement with the purchaser to provide certain accounting and administrative services for an initial period of nine months. In April 2019, the purchaser of the Company’s former Mechanical Solutions segment went into receivership and in connection with this event, the Company recognized a write down to the estimated fair value of its amounts due under the transition services agreement of $0.2 million in the three months ended March 31, 2019. At the time the purchaser went into receivership, the Company also had remaining balances of $0.2 million and $0.8 million included in other current assets and other current liabilities, respectively, on its condensed consolidated balance sheet. In November 2019, the Company executed, and the U.S. Bankruptcy Court for the Northern District of Oklahoma approved, an agreement with the purchaser to settle the disputes related to the remaining asset and liability. As a result, the Company recorded a net gain of $0.4 million, which was included in other (income) expense, net on its consolidated statement of operations for the year ended December 31, 2019.

As of March 31, 2020 and December 31, 2019, the Company did not have any assets related to its Electrical and Mechanical Solutions’ discontinued operations. The following table presents a reconciliation of the carrying amounts of major classes of liabilities of Electrical and Mechanical Solutions’ discontinued operations:

(in thousands)	March 31, 2020	December 31, 2019
Liabilities:
Other current liabilities	$339	$340
Current liabilities of discontinued operations	339	340
Liability for pension obligation	2,688	2,708
Liability for uncertain tax positions	1,788	1,778
Long-term liabilities of discontinued operations	4,476	4,486
Total liabilities of discontinued operations	$4,815	$4,826

The following table presents a reconciliation of the major classes of line items constituting the net loss from discontinued operations. In accordance with GAAP, the amounts in the table below do not include an allocation of corporate overhead.

	Three Months Ended March 31,
(in thousands)	2020	2019
General and administrative expenses	$1	$10
Interest expense	53	54
Loss from discontinued operations before income tax	(54)	(64)
Income tax expense	18	28
Loss from discontinued operations	$(72)	$(92)

NOTE 6—REVENUE

Disaggregation of Revenue

Disaggregated revenue by type of contract was as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
Cost-plus reimbursement contracts	$60,296	$43,503
Fixed-price contracts	5,851	7,149
Total	$66,147	$50,652

Disaggregated revenue by the geographic area where the work was performed was as follows:

	Three Months Ended March 31,
(in thousands)	2020	2019
United States	$57,647	$49,204
Canada	8,500	1,449
Total	$66,147	$50,652

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

The following table provides information about contract assets and contract liabilities from contracts with customers:

	Three Months Ended March 31,
(in thousands)	2020	2019
Costs incurred on uncompleted contracts	$59,238	$43,403
Earnings recognized on uncompleted contracts	6,909	7,265
Total	66,147	50,668
Less—billings to date	(53,146)	(42,729)
Net	$13,001	$7,939
Contract assets	$16,401	$11,141
Contract liabilities	(3,400)	(3,202)
Net	$13,001	$7,939

For the three months ended March 31, 2020, the Company recognized revenue approximately $2.8 million that was included in the corresponding contract liability balance at December 31, 2019.

Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of March 31, 2020:

(in thousands)	Remainder of 2020	2021	2022	Thereafter	Total
Remaining performance obligations	$154,903	$122,427	$73,991	$117,083	$468,404

NOTE 7—EARNINGS (LOSS) PER SHARE

In March 2020, the Company successfully completed its fully backstopped $7.0 million Rights Offering, which expired March 2, 2020, pursuant to which the Company issued 5,384,615 shares of its common stock and received net proceeds of $6.6 million.

As of March 31, 2020, the Company’s 24,903,913 shares outstanding included 550,857 shares of contingently issued but unvested restricted stock. As of March 31, 2019, the Company’s 19,000,381 shares outstanding included 288,137 shares of contingently issued but unvested restricted stock. Restricted stock is excluded from the calculation of basic weighted average shares outstanding, but its impact, if dilutive, is included in the calculation of diluted weighted average shares outstanding.

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

Basic and diluted earnings (loss) per common share from continuing operations were calculated as follows:

	Three Months Ended March 31,
(in thousands, except share data)	2020	2019
Income (loss) from continuing operations	$(929)	$395

Basic earnings (loss) per common share:
Weighted average common shares outstanding	20,347,661	18,514,895

Basic earnings (loss) per common share	$(0.05)	$0.02

Diluted earnings (loss) per common share:
Weighted average common shares outstanding	20,347,661	18,514,895

Diluted effect:
Unvested portion of restricted stock units and awards	—	145,510
Weighted average diluted common shares outstanding	20,347,661	18,660,405

Diluted earnings (loss) per common share	$(0.05)	$0.02

The weighted average number of shares outstanding used in the computation of basic and diluted earnings (loss) per common share does not include the effect of the following potential outstanding common stock. The effects of the potentially outstanding service-based restricted stock and restricted stock unit awards were not included in the calculation of diluted earnings (loss) per common share because the effect would have been anti-dilutive. The effects of the potentially outstanding performance- and market-based restricted stock unit awards were not included in the calculation of diluted earnings (loss) per common share because the performance and/or market conditions had not been satisfied as of March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020	2019
Unvested service-based restricted stock and restricted stock unit awards	1,188,564	257,109
Unvested performance- and market-based restricted stock unit awards	550,016	636,957
Stock options	—	122,000

NOTE 8—INCOME TAXES

The effective income tax expense (benefit) rate for continuing operations for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31,
	2020	2019
Effective income tax rate for continuing operations	(5.4)%	13.9%

The effective income tax rate differs from the statutory federal income tax rate of 21% primarily because of the partial valuation allowances recorded on the Company’s deferred tax assets.

For the three months ended March 31, 2020, the Company recorded income tax expense from continuing operations of less than $0.1 million, or (5.4%) of pretax loss from continuing operations compared with income tax expense from continuing operations of $0.1 million, or 13.9% of pretax income from continuing operations in the corresponding period in 2019. The decrease in income tax provision from continuing operations for the three months ended March 31, 2020, compared with the corresponding periods in 2019 was primarily the result of the $0.1 million decrease in indefinite-lived intangible deferred tax liabilities, partially offset by the increase in indefinitely-lived deferred tax assets related to the interest expense addback under Section 163 (j) of the Internal Revenue Code and the post-2017 US net operation loss.

As of March 31, 2020 and 2019, the Company would have needed to generate approximately $269.2 million and $277.8 million, respectively, of future financial taxable income in order to realize its deferred tax assets.

The Company’s foreign subsidiaries may generate earnings that are not subject to U.S. income taxes so long as they are permanently reinvested in its operations outside of the U.S. pursuant to ASC 740-30. Undistributed earnings of foreign subsidiaries that are no longer permanently reinvested would become subject to deferred income taxes. As of March 31, 2020 and 2019, the Company did not have any undistributed earnings in its foreign subsidiaries because all of their earnings were either taxed as deemed dividends or included with the provisional estimate of a one-time transition tax as of December 31, 2017.

As of March 31, 2020 and 2019, the Company provided for a total liability of $2.8 million and $3.4 million, respectively, of which $1.8 million and $2.5 million, respectively, related to discontinued operations for unrecognized tax benefits related to various federal, foreign and state income tax matters, which were included in long-term deferred tax assets and other long-term liabilities. If recognized, the entire amount of liability would affect the effective tax rate. As of March 31, 2020, the Company accrued approximately $1.3 million, of which $0.8 million related to discontinued operations, in other long-term liabilities for potential payment of interest and penalties related to uncertain income tax positions.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. The CARES Act did not have a material impact on the Company’s unaudited condensed consolidated financial condition or results of operations as of and for the three months ended March 31, 2020. However, the Company plans to defer the timing of federal estimated tax payments and employer payroll taxes as permitted by the CARES Act.

NOTE 9—DEBT

As of March 31, 2020, the Company was in compliance with all debt covenants. After considering the current and potential effect that the significant decline in the prices of natural gas and crude oil and the uncertainty created by the COVID-19 pandemic may have on the industry, the Company currently expects to remain in compliance with its debt covenants. However, the Company cannot provide any assurance that the assumptions used to estimate its liquidity requirements will remain accurate due to the unprecedented nature and the unpredictability of the COVID-19 global pandemic. As a consequence, the Company’s estimates of the duration of the pandemic and its impact on the Company’s future earnings and cash flows could change and have a material impact on its results of operations and financial condition, including negatively affecting the Company’s ability to remain in compliance with its debt covenants.

The following table provides information about the Company’s debt, net of unamortized deferred financing costs:

(in thousands)	March 31, 2020	December 31, 2019
MidCap Facility	$6,397	$10,849
Current portion of New Centre Lane Facility	875	700
Current debt	$7,272	$11,549

New Centre Lane Facility	$33,513	$33,687
Unamortized deferred financing costs	(1,095)	(1,029)
Long-term debt, net	$32,418	$32,658

Total debt, net	$39,690	$44,207

MidCap Facility

On October 11, 2018, the Company entered into a three-year, $15.0 million Credit and Security Agreement with MidCap Financial Trust (“MidCap”), as agent and as a lender, and other lenders that may be added as a party thereto (as amended, the “MidCap Facility”). The MidCap Facility is a secured asset-based revolving credit facility that provides borrowing availability against the sum of 85% of eligible accounts receivable plus the lesser of 80% of eligible contract assets and $1.0 million, after certain customary exclusions and reserves, and allows for up to $6.0 million of non-cash collateralized letters of credit. The Company can, if necessary, make daily borrowings under the MidCap Facility with twenty-four to forty-eight hour funding. The outstanding loan balance under the MidCap Facility is reduced through the daily automated sweeping of the Company’s depository accounts to the lender’s account under the terms of deposit account control agreements.

The MidCap Facility requires the Company to regularly provide financial information to the lenders, and, beginning on December 31, 2018, to maintain certain total leverage and fixed charge coverage ratios and meet minimum consolidated adjusted EBITDA and minimum liquidity requirements (each of which as defined in the MidCap Facility). As of March 31, 2020 and December 31, 2019, the Company was in compliance with all four financial covenants.

On January 13, 2020, the Company entered into the Third Amendment to the MidCap Facility (the “MidCap Amendment”) to, among other things, extend the maturity date of the revolving loan facility by one year to October 11, 2022 and increase the maximum available principal amount of revolving loans by $10.0 million to $25.0 million. The MidCap Amendment also changed the leverage ratio requirement to a “net” leverage ratio, enabling the Company to net unrestricted cash and cash equivalents in excess of $2.5 million against its Total Debt (as defined in the MidCap Facility) when determining the total net leverage ratio; amended the calculation of consolidated adjusted EBITDA; revised the required levels of the total net leverage ratio and minimum consolidated adjusted EBITDA for certain future periods; required the payment of a $150,000 amendment fee; increased the monthly collateral management fee and a certain prepayment fee; and made certain other changes to the MidCap Facility, in each case subject to the terms and conditions of the MidCap Amendment.

As of March 31, 2020, and December 31, 2019, the Company had $6.4 million and $10.8 million, respectively, outstanding under the MidCap Facility, which was included in short-term borrowings on the unaudited condensed consolidated balance sheets. As of March 31, 2020, the Company had $5.5 million in available borrowings under the MidCap Facility.

Borrowings under the MidCap Facility bear interest at LIBOR plus 6.0% per year, subject to a minimum LIBOR rate of 1.0%, which is payable in cash on a monthly basis.

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

The Company’s obligations under the MidCap Facility are secured by first priority liens on substantially all of its assets, other than the Excluded Collateral (as defined in the MidCap Facility), subject to the terms of an intercreditor agreement, dated as of October 11, 2018 (as amended, the “Intercreditor Agreement”), entered into by an affiliate of Centre Lane Partners, LLC (“Centre Lane”) as a lender under the New Centre Lane Facility (as defined below), and MidCap, as agent, and to which the Company consented. The Intercreditor Agreement was entered into as required by the MidCap Facility and the New Centre Lane Facility. The first priority liens previously granted by the Company and certain of its wholly owned subsidiaries in favor of  Centre Lane in connection with the New Centre Lane Facility are also subject to the Intercreditor Agreement, which, among other things, specifies the relative lien priorities of the secured parties under each of the MidCap Facility and the New Centre Lane Facility in the relevant collateral. It contains customary provisions regarding, among other things, the rights of the respective secured parties to take enforcement actions against the collateral and certain limitations on amending the documentation governing each of the MidCap Facility and the New Centre Lane Facility. It additionally provides secured parties under each of the MidCap Facility and the New Centre Lane Facility the option, in certain instances, to purchase all outstanding obligations of the Company under the other respective loan facility.

The Company may from time to time voluntarily prepay outstanding amounts under the MidCap Facility, in whole or in part, in a minimum amount of $0.1 million. If at any time the principal amount outstanding under the MidCap Facility exceeds the borrowing base in effect at such time, the Company must repay the excess amount in cash, cash collateralize liabilities under letters of credit, or cause the cancellation of outstanding letters of credit (or any combination of the foregoing), in an aggregate amount equal to such excess. The Company is also required to repay certain amounts outstanding under the MidCap Facility upon the occurrence of certain events involving the assets upon which the borrowing base is calculated, including receipt of payments or proceeds from the Company’s accounts receivable, certain casualty proceeds in excess of $25,000, and receipt of proceeds following certain asset dispositions. The Company also has certain reimbursement obligations in the event of payments by the agent or a lender against draws under outstanding letters of credit.

In the event the MidCap Facility is terminated (by reason of an event of default or otherwise) 90 days or more prior to the maturity date, the Company will be required to pay a deferred loan origination fee in an amount equal to the aggregate commitment under the MidCap Facility at the time of termination, multiplied by 2.0% in the first two years following October 11, 2018, 1.5% in the third year, and 1.0% thereafter.

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

Centre Lane Facilities

On September 18, 2018, the Company refinanced and replaced its 4.5 year senior secured term loan facility with a four-year, $35.0 million senior secured credit agreement with an affiliate of Centre Lane as Administrative Agent and Collateral Agent, and the other lenders from time to time party thereto (as amended, the “New Centre Lane Facility”). The New Centre Lane Facility requires payment of an annual administration fee of $25,000. Borrowings under the New Centre Lane Facility bear interest at LIBOR (with a minimum rate of 2.5%) plus 10.0% per year, which is payable monthly in cash. The Company must repay an amount equal to 0.25% of the original aggregate principal amount of the New Centre Lane Facility in consecutive quarterly installments, beginning on December 31, 2018 through June 30, 2019. The Company must repay an amount equal to 0.50% of the original aggregate principal amount of the New Centre Lane Facility in consecutive quarterly installments, beginning on September 30, 2019.

The Company’s obligations under the New Centre Lane Facility are guaranteed by all of its wholly owned domestic subsidiaries, subject to customary exceptions. The Company’s obligations are secured by first priority security interests on substantially all of its assets and those of its wholly owned domestic subsidiaries. This includes 100% of the voting equity interests of the Company’s domestic subsidiaries and directly owned foreign subsidiaries.

Beginning on September 19, 2019, the Company may voluntarily prepay the New Centre Lane Facility at any time or from time to time, in whole or in part, in a minimum amount of $1.0 million of the outstanding principal amount, plus any accrued but unpaid interest on the aggregate principal amount being prepaid, plus a prepayment premium, to be calculated as follows (the “Prepayment Premium”):

Prepayment Premium as a
Percentage of Aggregate
Period	Outstanding Principal Prepaid
January 13, 2020 to January 13, 2021	2%
January 14, 2021 to January 13, 2022	1%
After January 13, 2022	0%

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

The New Centre Lane Facility requires the Company to regularly provide financial information to the lenders, and, beginning on December 31, 2018, to maintain certain total leverage and fixed charge coverage ratios and meet minimum consolidated adjusted EBITDA and minimum liquidity requirements (each of which as defined in the New Centre Lane Facility). As of March 31, 2020 and December 31, 2019, the Company was in compliance with all of its financial covenants.

On January 13, 2020, the Company entered into a Third Amendment to the New Centre Lane Facility (“New Centre Lane Amendment”) that, among other things, redefined and changed the minimum leverage ratio requirement to a minimum net leverage ratio and changed the minimum consolidated Adjusted EBITDA and minimum liquidity requirements. In addition, the New Centre Lane Amendment increased the Prepayment Premium to 2% beginning on January 13, 2020 and to 1% beginning January 14, 2021 and thereafter. The New Centre Lane Amendment also waived the requirement to prepay future cash proceeds generated from the Company’s Rights Offering and any event of default that would otherwise result from the failure to pay such amounts. The Company’s expense related to the New Centre Lane Amendment was $0.2 million and is included in general and administrative expenses on the condensed consolidated statement of operations in this Form 10-Q for the three months ended March 31, 2020.

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

Upon a default under the New Centre Lane Facility, the Company’s senior secured lenders would have the right to accelerate the then-outstanding amounts under such facility and to exercise their rights and remedies to collect such amounts, which would include foreclosing on collateral constituting substantially all of the Company’s assets and those of its subsidiaries. The Company’s borrowing rate under the New Centre Lane Facility as of both March 31, 2020 and December 31, 2019 was 12.5%.

Letters of Credit and Bonds

In line with industry practice, the Company is often required to provide letters of credit and payment and performance surety bonds to customers. These letters of credit and bonds provide credit support and security for the customer if the Company fails to perform its obligations under the applicable contract with such customer.

The MidCap Facility provides a sub-facility for up to $6.0 million of non-cash collateralized letters of credit at 6.0% interest, of which the Company had $0.9 million and $1.8 million outstanding as of March 31, 2020 and December 31, 2019, respectively. There were no amounts drawn upon these letters of credit.

In addition, as of March 31, 2020 and December 31, 2019, the Company had outstanding payment and performance surety bonds of $59.9 million and $59.3 million, respectively.

Deferred Financing Costs

Deferred financing costs are amortized over the terms of the related debt facilities using the effective yield method. The following table summarizes the amortization of deferred financing costs related to the Company's debt facilities and recognized in interest expense on the unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
(in thousands)	2020	2019
New Centre Lane Facility	$110	$95
MidCap Facility	72	59
Total	$182	$154

The following table summarizes unamortized deferred financing costs on the Company's unaudited condensed consolidated balance sheets:

(in thousands)	Location	March 31, 2020	December 31, 2019
New Centre Lane Facility	Long-term debt, net	$1,095	$1,029
MidCap Facility	Other long-term assets	496	419
Total		$1,591	$1,448

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

The Company’s financial instruments as of March 31, 2020 and December 31, 2019 consisted primarily of cash and cash equivalents, restricted cash, receivables, payables and debt instruments. The carrying values of these financial instruments approximate their respective fair values, as they are either short-term in nature or carry interest rates that are periodically adjusted to market rates.

NOTE 11—COMMITMENTS AND CONTINGENCIES

Litigation and Claims

The Company is from time to time party to various lawsuits, including personal injury claims and other proceedings that arise in the ordinary course of its business. With respect to all such lawsuits, claims and proceedings, the Company records a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company does not believe that the resolution of any currently pending lawsuits, claims and proceedings, either individually or in the aggregate, will have a material adverse effect on its financial position, results of operations or liquidity. However, the outcomes of any currently pending lawsuits, claims and proceedings cannot be predicted, and therefore, there can be no assurance that this will be the case.

The Company completed a bankruptcy filing of its Koontz-Wagner subsidiary in July 11, 2018. This could require the Company to incur legal fees and other expenses related to liabilities from this bankruptcy filing. While the Company does not anticipate these liabilities will have a material adverse effect on its results of operations, cash flows and financial position, there can be no assurance of the outcome. The filing was for Koontz-Wagner only, not for the Company as a whole, and was completely separate and distinct from the Williams business and operations. For additional information, please refer to “Note 5—Changes in Business” to the unaudited condensed consolidated financial statements.

NOTE 12—STOCK-BASED COMPENSATION PLANS

During the first quarter of 2020, the Company granted 365,855 service-based restricted stock awards under the 2015 Equity Incentive Plan, as amended and restated on June 10, 2019 (the “2015 Plan”) at a grant date fair value of  $1.23 per share to its five non-employee directors, which vest in full on March 13, 2021. The fair value of these service-based restricted stock units represents the closing price of the Company’s common stock on the date of grant.

During the first quarter of 2019, the Company granted 130,612 service-based restricted stock awards out of treasury stock at a grant date fair value of $2.45 per share to its four non-employee directors, vesting in four equal annual installments, one of which occurred on January 22, 2020 and the three remaining on January 22 of each of 2021, 2022 and 2023.

During the first quarter of 2019, the Company granted 21,500 service-based restricted stock units and 21,500 performance-based restricted stock units, both out of treasury stock, at a grant date fair value of $2.60 per share and $0.75 per share, respectively. The service-based restricted stock units will vest ratably over a period of three years; the performance-based restricted stock units will vest, in whole or in part, if the stock price goal is met on or before June 30, 2021. The fair value of the service-based restricted stock units represents the closing price of the Company’s common stock on the date of grant. The fair value of the performance-based restricted stock units is estimated using the Monte Carlo simulation model.

Stock-based compensation expense for the three months ended March 31, 2020 and 2019 was $0.5 million and $0.3 million, respectively, and was included in general and administrative expenses on the Company’s unaudited condensed consolidated statements of operations.

NOTE 13—SUBSEQUENT EVENTS

On March 31, 2020, the Company granted awards under the 2020 long-term incentive program, with a total target award opportunity equal to $2.9 million, which was converted to 580,312 service-based restricted stock units and 1,178,213 performance-based restricted stock units under the 2015 Plan using a conversion price of $1.67 per share. These equity awards had a grant date fair value of $1.22 per share, which was the closing price on March 31, 2020, and have the potential to be settled in shares or cash at the election of the Compensation Committee of the Board of Directors. The service-based restricted stock units will vest in equal annual installments over a period of three years; the performance-based restricted stock units are earned based on the extent to which the Company achieves annual performance objectives during the three-year period commencing January 1, 2020, with threshold performance resulting in awards earned at 50% of the target award opportunity and maximum performance resulting in awards earned at 200% of the target, and, to the extent earned, shall vest on March 31, 2023.

On May 12, 2020, the Board amended the 2015 Plan to increase the maximum number of shares of Common Stock available for settlement of awards by 1,500,000 shares. The April 27, 2020 and May 12, 2020 amendments to the 2015 Plan were intended to provide the Company with shares to (i) settle all outstanding equity awards outstanding under the 2019 and 2020 long-term incentive plans in shares rather than cash, and (ii) fund the equity portion of the non-employee director compensation program for 2021.

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it may impact the Company’s employees, its customers, its vendors and contractors. While the Company did not experience significant disruptions during the three months ended March 31, 2020 from COVID-19, in April 2020 it experienced a temporary closure on an energy and industrial project in New York and a slight decrease to revenue as a result of a labor reduction on a nuclear power project in Georgia. Although the Company anticipates that its future operations, including the results for 2020, will be impacted by the COVID-19 pandemic, the Company is unable to predict the ultimate impact that the COVID-19 pandemic will have on its financial position, operating results, ability to obtain future financing, the impact to its customers and demand for its services due to numerous uncertainties.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q and its exhibits contain or incorporate by reference various forward-looking statements that express a belief, expectation or intention or are otherwise not statements of historical fact. Forward-looking statements generally use forward-looking words, such as “may,” “will,” “could,” “should,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast” and other words that convey the uncertainty of future events or outcomes. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. Investors should not place undue reliance on any of these forward-looking statements. Except as required by law, we undertake no obligation to further update any such statements, or the risk factors described in our 2019 Report under the heading “Part I—Item 1A. Risk Factors,” to reflect new information, the occurrence of future events or circumstances or otherwise. The forward-looking statements in this Form 10-Q do not constitute guarantees or promises of future performance. Forward-looking statements may include information concerning the following, among other items:

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

•	the possibility that our independent registered public accounting firm fails to stand for reappointment;
•	exposure to market risks from changes in interest rates, including changes to or replacement of LIBOR;
•	the possibility we may be required to write-down additional amounts of goodwill and other indefinite-lived assets;
•	failure to maintain effective internal control over financial reporting and disclosure controls and procedures in the future;
•

changes in our senior management and financial reporting and accounting teams, the ability of such persons to successfully perform their roles, and our ability to attract and retain qualified personnel, skilled workers and key officers;

•	a failure to successfully implement or realize our business strategies, plans and objectives of management, and liquidity, operating and growth initiatives and opportunities;
•	the loss of one or more of our significant customers;
•	our competitive position;
•	market outlook and trends in our industry, including the possibility of reduced investment in, or increased regulation of, nuclear power plants;
•	costs exceeding estimates we use to set fixed-price contracts;
•	harm to our reputation or profitability due to, among other things, internal operational issues, poor subcontractor performances or subcontractor insolvency;
•	potential insolvency or financial distress of third parties, including our customers and suppliers;
•	our contract backlog and related amounts to be recognized as revenue;
•	our ability to maintain our safety record;
•	changes in our credit profile and market conditions affecting our relationships with suppliers, vendors and subcontractors;
•	compliance with environmental, health, safety and other related laws and regulations;
•	expiration of the Price-Anderson Act’s indemnification authority;
•	our expected financial condition, future cash flows, results of operations and future capital and other expenditures;
•	the impact of general economic conditions;
•	the impact of the COVID‑19 pandemic on revenues, expenses, uncollectible accounts, capital investment programs, cash flows, liquidity, maintenance of existing assets, and other operating expenses;
•	the potential for a COVID-19 outbreak to occur at, or otherwise affect, our project sites, which would negatively impact project completion and could increase the possibility of work stoppages;

•	information technology vulnerabilities and cyberattacks on our networks;
•	our failure to comply with applicable laws and regulations, including, but not limited to, those relating to privacy and anti-bribery;
•	our participation in multiemployer pension plans;
•	the impact of any disruptions resulting from the expiration of collective bargaining agreements;
•	availability of raw materials and inventories;
•	the impact of natural disasters and other severe catastrophic events;
•	future income tax payments and utilization of net operating loss and foreign tax credit carryforwards, including any impact relating to the Tax Cuts and Jobs Act of 2017 or other tax changes;
•	future compliance with orders of and agreements with regulatory agencies;
•	volatility of the market price for our common stock and our stockholders’ ability to resell their shares of common stock;
•	our ability to pay cash dividends in the future;
•	the impact of activist shareholder actions;
•	the impact of future offerings or sales of our common stock on the market price of such stock;
•

expected outcomes of legal or regulatory proceedings and their expected effects on our results of operations, including future liabilities, fees and expenses resulting from the Koontz-Wagner bankruptcy filing; and

•	any other statements regarding future growth, future cash needs, future operations, business plans and future financial results.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors, including unpredictable or unanticipated factors that we have not discussed in this Form 10-Q. In addition, some of these risks, uncertainties and other factors have been, and may further be, exacerbated by the COVID-19 pandemic. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by the forward-looking statements.

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. Investors should consider the areas of risk and uncertainty described above, as well as those discussed in the 2019 Report under the heading “Part I—Item 1A. Risk Factors” and under “Part II—Item 1A. Risk Factors” of this Form 10-Q. Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and we caution investors not to rely upon them unduly.

The following discussion provides an analysis of the results of continuing operations, an overview of our liquidity and capital resources and other items related to our business. Unless otherwise specified, the financial information and discussion in this Form 10-Q are as of and for the three months ended March 31, 2020 and are based on our continuing operations; they exclude any results of our discontinued operations. Please refer to “Note 5—Changes in Business” to the unaudited condensed consolidated financial statements included in this Form 10-Q for additional information on our discontinued operations.

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Form 10-Q and our audited consolidated financial statements and notes thereto included in the 2019 Report.

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

Backlog is not a measure defined by GAAP, and our methodology for determining backlog may vary from the methodology used by other companies in determining their backlog amounts. Backlog may not be indicative of future operating results and projects in our backlog may be cancelled, modified or otherwise altered by our customers. We utilize our calculation of backlog to assist in measuring aggregate awards under existing contractual relationships with our customers. We believe our backlog disclosures will assist investors in better understanding this estimate of the services to be performed pursuant to awards by our customers under existing contractual relationships.

The following tables summarize our backlog:

(in thousands)	March 31, 2020	December 31, 2019
Cost plus	$443,632	$463,481
Lump sum	24,772	31,423
Total	$468,404	$494,904

(in thousands)	Three Months Ended March 31, 2020
Backlog - beginning of period	$494,904
New awards	23,233
Adjustments and cancellations, net	16,414
Revenue recognized	(66,147)
Backlog - end of period	$468,404

Total backlog as of March 31, 2020 was $468.4 million, compared with $494.9 million at December 31, 2019. The decrease in backlog was primarily due to the completion of several projects and continued progress on existing long-term contracts during the first three months of 2020. We estimate that approximately $184.7 million, or 39.4% of total backlog at March 31, 2020, will be converted to revenue within the next twelve months. As of December 31, 2019, we estimated that approximately $191.3 million, or 38.7% of total backlog, would convert to revenue in 2020.

Results of Operations

The Company continues to monitor several factors that may cause actual results of operations and financial results to differ from our historical results or current expectations. These factors include: the impact of the COVID-19 pandemic, the consequences of governmental and other measures designed to prevent the spread of the virus, and the development of effective treatments, along with the duration of the outbreak. These and other factors could affect the Company’s operational results to not be comparable to those of the same period in previous years.

In addition, federal and state governments have increased spending as part of efforts to mitigate the impact of COVID-19 on the economy. The amount and timing of such spending will be directly impacted by the duration of required efforts to contain COVID-19 and the severity of the negative impacts created by the virus and its effect on the economy. The results presented in this Form 10-Q are not necessarily indicative of future operating results.

The following summary and discussion of our results of operations is based on our continuing operations and excludes any results of our discontinued operations:

	Three Months Ended March 31,
(in thousands)	2020	2019
Revenue	$66,147	$50,652
Cost of revenue	59,238	43,970
Gross profit	6,909	6,682

Selling and marketing expenses	138	240
General and administrative expenses	6,200	4,762
Depreciation and amortization expense	41	72
Total operating expenses	6,379	5,074

Operating income	530	1,608

Interest expense, net	1,533	1,474
Other (income) expense, net	(122)	(325)
Income (loss) from continuing operations before income tax	(881)	459
Income tax expense	48	64
Income (loss) from continuing operations	$(929)	$395

Revenue for the three months ended March 31, 2020 increased $15.5 million, or 30.6%, compared with the corresponding period in 2019. Our expansion into the Canadian nuclear market contributed $7.1 million of incremental revenue. We also experienced a $4.6 million increase in our decommissioning business as we continue to diversify the end markets we serve. Additionally, we saw a $2.5 million increase in recurring revenue related to specific multi-year project at Plant Vogtle.

Gross profit for the three months ended March 31, 2020 increased by $0.2 million, or 3.4%, compared with the corresponding period in 2019, while gross margin declined to 10.4% from 13.2%. The increase in gross profit reflects favorable results in our nuclear markets offset in part by our energy delivery and wastewater treatment markets related to project startup delays. The decrease in gross margin reflects the impact of our startup costs related to decommissioning and project scheduling delays related to our wastewater and energy delivery markets. Additionally, we incurred increased close out costs on a fixed price project which had a $0.2 million negative impact on gross margin.

Operating income for the three months ended March 31, 2020 decreased by $1.1 million, or 67.0%, compared with the corresponding period in 2019, due primarily to an increase in general and administrative expenses resulting from the timing of professional fees and other expenses.

General and Administrative Expenses

	Three Months Ended March 31,
($ in thousands)	2020	2019
Employee-related expenses	$2,872	$2,497
Stock-based compensation expense	471	305
Professional fees	1,295	665
Other expenses	1,562	1,295
Total	$6,200	$4,762

Total general and administrative expenses for the three months ended March 31, 2020 increased $1.4 million, or 30.2%, compared with the corresponding period in 2019. For the three months ended March 31, 2020, employee-related expenses increased $0.4 million primarily driven by an increase in incentive compensation compared with the corresponding period in 2019. Stock-based compensation expense increased $0.2 million for the three months ended March 31, 2020, compared with the corresponding period in 2019. Professional fees increased $0.6 million for the three months ended March 31, 2020, compared with the corresponding period in 2019, primarily due to an increase in consulting fees for business development and project management training and an increase in audit related fees. Other expenses increased $0.3 million for the three months ended March 31, 2020 due to a $0.5 million increase in other costs, none of which were individually significant. These increases in other expenses were partially offset by a $0.2 million decrease in bad debt expense compared with the corresponding period in 2019.

Other (Income) Expense, Net

	Three Months Ended March 31,
($ in thousands)	2020	2019
Interest expense, net	$1,533	$1,474
Other income, net	(122)	(325)
Total	$1,411	$1,149

Total other expense, net, for the three months ended March 31, 2020 increased $0.3 million, or 22.8%, compared with the corresponding period in 2019, primarily due to a decrease of foreign currency exchange gains of $0.2 million related to our Canadian business. This was offset by an immaterial increase in interest expense, net.

Income Tax Expense (Benefit)

	Three Months Ended March 31,
($ in thousands)	2020	2019
Income tax expense	$48	$64

Income tax expense for the interim periods is based on estimates of the effective tax rate for the entire fiscal year. The effective income tax rate is based upon the estimated income during the calendar year, the estimated composition of the income in different jurisdictions and discrete adjustments, if any, in the applicable quarterly periods for settlements of tax audits or assessments and the resolution or identification of tax position uncertainties.

For the three months ended March 31, 2020, we recorded income tax expense from continuing operations of less than $0.1 million, or (5.4)% of pretax loss from continuing operations compared with income tax expense from continuing operations of $0.1 million, or 13.9% of pretax income from continuing operations in the corresponding period of 2019. The difference between our effective tax rate and the federal statutory tax rate for the three months ended March 31, 2020 and 2019  primarily related to the partial valuation allowance recorded on our U.S. deferred tax assets. The decrease in income tax provision from continuing operations for the three months ended March 31, 2020 compared  to the corresponding period in 2019 was primarily the result of the $0.1 million decrease in the indefinite-lived intangible deferred tax liabilities, partially offset by the increase in indefinite-lived deferred tax assets related to the interest expense addback under Section163 (j) of the Internal Revenue Code and the post-2017 U.S. net operation loss.

Discontinued Operations

See “Note 5—Changes in Business” to the unaudited condensed consolidated financial statements included in this Form 10-Q for information regarding discontinued operations.

Liquidity and Capital Resources

During the three months ended March 31, 2020, our principal sources of liquidity were proceeds received from our recently completed Rights Offering, which expired March 2, 2020, pursuant to which we issued 5,384,615 shares of our common stock and received net proceeds of $6.6 million, borrowings under the MidCap Facility (as MidCap has dominion over our accounts receivable collection depository bank accounts) and effective management of our working capital. Our principal uses of cash were to pay for customer contract-related material, labor and subcontract labor, operating expenses, and interest expense on the New Centre Lane Facility and the MidCap Facility. See discussion in “Note 9—Debt” to the condensed consolidated financial statements included in this Form 10-Q for additional information about the New Centre Lane Facility and the MidCap Facility.

Net Cash Flows

Our net consolidated cash flows, including cash flows related to discontinued operations, consisted of the following:

	Three Months Ended March 31,
(in thousands)	2020	2019
Cash flows provided by (used in):
Operating activities	$(3,039)	$2,358
Investing activities	(42)	(68)
Financing activities	1,572	(3,440)
Effect of exchange rate changes on cash	(136)	—
Net change in cash, cash equivalents and restricted cash	$(1,645)	$(1,150)

Cash and Cash Equivalents

As of March 31, 2020, our operating unrestricted cash and cash equivalents decreased by $1.6 million to $5.7 million from $7.4 million as of December 31, 2019. As of March 31, 2020, $4.3 million of operating cash was held in U.S. bank accounts and $1.4 million was held in Canada.

Operating Activities

Cash used in operating activities was $3.0 million for the three months ended March 31, 2020, a net change of $5.4 million compared with $2.4 million of cash provided by operating activities in the corresponding period in 2019. The net change of $5.4 million in cash used for operating activities was the result of a $1.3 million increase in net loss and a net increase in working capital of $4.1 million. The comparative period over period increase of $4.1 million in working capital was the result of a $9.1 million reduction in accounts payable and a $6.5 million increase in contract assets, offset in part by a $7.8 million decrease in accounts receivable on improved collections and a $3.7 million increase in accrued liabilities.

Investing Activities

Cash flows from investing activities were insignificant for the three months ended March 31, 2020, consistent with the corresponding period in 2019.

Financing Activities

The MidCap Facility grants the lender dominion over our depository bank accounts. As such, our weekly borrowings under the MidCap Facility are our primary source of liquidity. During the first three months of 2020, our repayments from customer cash receipts under the MidCap Facility exceeded our borrowings by $4.5 million. At any point in time, the outstanding balance under the MidCap Facility is a function of the timing of collections of our customer cash receipts and the timing of our cash expenditure needs for the following week for payment of trade payable obligations and payroll and related tax obligations.

The Company entered into a third amendment on January 13, 2020 to change the terms of the MidCap Facility to increase borrowing capacity by $10.0 million to $25.0 million and extend the maturity of the MidCap Facility by one year to October 11, 2022. In addition, the structure of New Centre Lane Facility, our $35.0 million term loan, has been simplified through consolidation under the lead lender. Terms governing the MidCap Facility and the New Centre Lane Facility were amended to accommodate the Company’s growth strategy. For additional information about our outstanding debt, including our outstanding term loan, please refer to “Note 9—Debt” to the unaudited condensed consolidated financial statements included in this Form 10-Q.

In March 2020, we successfully completed our Rights Offering which expired March 2, 2020, pursuant to which we issued 5,384,615 shares of our common stock and received net proceeds of $6.6 million.

Effect of Exchange Rate Changes on Cash

For the three months ended March 31, 2020, the effect of Canadian foreign exchange rate changes on our cash balances was not material.

Dividends

We have not paid dividends to holders of our common stock since March 2015, and do not anticipate declaring dividends in the near term. As of March 31, 2020, the terms of the New Centre Lane Facility and MidCap Facility restricted our ability to pay dividends. In addition, declaration and payment of future dividends would depend on many factors, including, but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and is at the discretion of our Board of Directors.

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

We believe that we have sufficient resources to satisfy our 2020 working capital requirements, as we amended our existing credit facilities with Centre Lane and MidCap on January 13, 2020, as described above. In addition, we successfully completed our Rights Offering, which expired March 2, 2020, pursuant to which we issued 5,384,615 shares of our common stock and received net proceeds of $6.6 million. Due to oversubscriptions under the Rights Offering, Wynnefield Capital, Inc., was not required to backstop the Rights Offering. We are using the net proceeds from the Rights Offering, combined with the additional borrowing capacity provided by our amended MidCap Facility, for working capital and general corporate purposes to fund certain of our strategic growth initiatives. In the event that we are unable to address potential liquidity shortfalls in the future, management will need to seek additional funding, which may not be available on reasonable terms, if at all, and may result in management concluding that our liquidity position raises substantial doubt about our ability to continue as a going concern.

While we have been affected by the COVID-19 pandemic, we currently cannot predict the ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows, as such impact is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time. In April 2020, the Company experienced a temporary suspension for projects in New York and a labor reduction for projects in Georgia. For additional information, please refer to Note 13—Subsequent Events to the unaudited condensed consolidated financial statements. Our liquidity, as well as our ability to satisfy our working capital requirements, may be adversely affected to some degree by the COVID-19 pandemic. We currently believe that the impact of COVID-19 will not negatively impact our ability to comply with the covenants under our existing credit facilities. However, we cannot provide any assurance that the assumptions used to estimate our liquidity requirements will remain accurate due to the unprecedented nature and the unpredictability of the COVID-19 global pandemic and its potential impact on us and our customer base. As a consequence, our estimates of the duration of the pandemic and its impact on our future earnings and cash flows could change and have a material impact on our results of operations and financial condition.

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

As of March 31, 2020, we had a contingent liability for issued and outstanding standby letters of credit, generally issued to secure performance on customer contracts. As of March 31, 2020, we had $0.9 million of outstanding standby letters of credit and there were no amounts drawn upon these letters of credit. In addition, as of March 31, 2020, we had outstanding surety bonds of $59.9 million. Our subsidiaries also provide financial guarantees for certain contractual obligations in the ordinary course of business.

Critical Accounting Policies and Use of Estimates

There have been no material changes to our critical accounting policies as set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2019 Report.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information required under this item.

Item 4.     Controls and Procedures.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. The Company’s management, under the supervision of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on that evaluation our Chief Executive Officer and Chief Financial Officer concluded that as of that date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Under the applicable SEC rules, management is required to evaluate any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As discussed in “Item 9A. Controls and Procedures” of the 2019 Report, we designed a remediation plan to strengthen our financial reporting and accounting functions and have taken remediation steps to address these material weaknesses. We also continue to take meaningful steps to enhance our disclosure controls and procedures and our internal control over financial reporting by strengthening our financial reporting and accounting functions.

While we continue to implement design enhancements to our internal control procedures, we believe there were no changes to our internal control over financial reporting which were identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.Legal Proceedings.

The information included in “Note 5—Changes in Business—Discontinued Operations—Electrical Solutions” and “Note 11—Commitments and Contingencies” to the unaudited condensed consolidated financial statements in this Form 10-Q is incorporated by reference into this Item.

Item 1A.Risk Factors.

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. There have not been any material changes to our risk factors from those reported in our 2019 Report, except as set forth below.

The COVID-19 pandemic has affected, and may adversely affect, our business, operating and financial results, and liquidity, and could continue to have a material and adverse effect on our business, results of operations and financial condition in the future.

In March of 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the President of the United States declared the outbreak a national emergency. In response to the COVID-19 pandemic, federal, provincial, state, county and local governments and public health organizations and authorities around the world have implemented a variety of measures intended to control the spread of the virus, including quarantines, “shelter-in-place,” “stay-at-home” and similar orders, travel restrictions, school closures, business curtailments and closures, social distancing and hygiene requirements, and other measures.

We anticipate that our future results of operations, including the results for 2020, will be impacted by the COVID-19 outbreak, but at this time we do not currently expect that the impact from the COVID-19 outbreak will have a material effect on our liquidity or financial position. The severity, magnitude and duration of the current COVID-19 outbreak is uncertain, rapidly changing and hard to predict. While the full impact of this virus and the long-term worldwide reaction to it and impact from it remains unknown at this time, government reaction to the pandemic and restrictions and limitations applied by the government as a result, continued widespread growth in infections, travel restrictions, quarantines, or site closures as a result of the virus could, among other things, impact the ability of our  employees and our contractors to perform their duties, cause increased technology and security risk due to extended and company-wide telecommuting, lead to disruptions in our supply chain (including necessary vendors or service providers), lead to a disruption in our infrastructure acquisition or permitting activities and cause disruption in our relationship with our customers.

For example, as a result of the pandemic and various governmental orders, a significant number of our corporate, accounting and finance employees are currently working remotely, and we have altered our operations to allow for appropriate social distancing and hygiene, which could lead to decreased efficiency and productivity in our workforce and our operations. In addition, management is focused on mitigating the effects of the COVID-19 pandemic, which has required and will continue to require a large investment of time, energy, resources and focus. In April 2020, we experienced a temporary closure on an energy and industrial project in New York and a slight decrease to revenue resulting from a labor reduction for a nuclear project in Georgia. For additional information, Note 13—Subsequent Events” to the unaudited condensed consolidated financial statements.The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that are uncertain and that we are not able to predict, including the following (all of which are highly uncertain and cannot be predicted):

•	the severity of the virus;
•	the ultimate duration and scope of the pandemic;
•	governmental, business, individual and other actions taken in response to the pandemic;
•	the effect on our suppliers and disruptions to the global supply chain;
•	the impact on economic activity;
•	the extent and duration of the impact on the economy and spending;
•	the effect on our customers and their ability to pay for our services;
•	the effect of any closures or other changes in operations of our and our suppliers’ or customers’ facilities;
•

the health of and the effect on our employees and our ability to meet staffing needs in our construction and other critical functions, particularly if employees become ill, are quarantined as a result of exposure, or are reluctant to show up for work;

•

our ability to provide services, including as a result of travel restrictions, work from home requirements and arrangements, and other restrictions or changes in behavior or preferences for interactions;

•	the effect on employee healthcare costs;
•	restrictions or disruptions to transportation;
•	the potential effects on our internal controls, including those over financial reporting, as a result of changes in working arrangements that are applicable to our employees and business partners; and
•	the effect on our ability to access capital on favorable terms and continue to meet our liquidity needs, as well as our ability to remain in compliance with the covenants of our debt facilities.

Additionally, the COVID-19 outbreak has significantly impacted economic activity and markets around the world, and COVID-19 or another similar outbreak could negatively impact our business in numerous ways, including, but not limited to, the following:

•

our revenue may be reduced if the outbreak results in an extended economic downturn or recession, as many experts predict, to the extent our customers are materially negatively impacted or it leads to a prolonged decrease in the demand for natural gas, to a lesser extent, natural gas liquids and/or crude oil;

•

our operations may be disrupted or impaired if a significant portion of our employees or our contractors are unable to work due to illness or if our operations are suspended or temporarily shut-down or restricted due to control measures designed to contain the pandemic or a specific outbreak;

•

the operations of our upstream counterparties, our suppliers, and our vendors may be curtailed by many of the same challenges we face and, as such, may not be able to meet their minimum volume delivery obligations under their agreements with us and further, because of these challenges, and

•

the disruption and instability in the financial markets and the uncertainty in the general business environment may affect opportunities to enhance our liquidity position and long-term financial flexibility.

Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession that has occurred or may occur in the future.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks set forth in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, such as those relating to our financial performance and debt obligations. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 on our business, including those set forth above.

We currently cannot predict the ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows, as such impact is dependent on future developments, including the duration of the pandemic and the related length of its impact on the global economy, which are uncertain and cannot be predicted at this time. We and our liquidity, as well as our ability to satisfy our working capital requirements, may be adversely affected to some degree by the COVID-19 pandemic. We currently believe that the impact of COVID-19 on us will not negatively impact our ability to comply with the covenants under our existing credit facilities. However, we cannot provide any assurance that the assumptions used to estimate our liquidity requirements will remain accurate due to the unprecedented nature and the unpredictability of the

COVID-19 global pandemic and its potential impact on us and our customer base. As a consequence, our estimates of the duration of the pandemic and its impact on our future earnings and cash flows could change and have a material impact on our results of operations and financial condition.

Item 5. Other Information

The 2015 Equity Plan was adopted by the Board of Directors on January 29, 2015, and, on May 8, 2015, our stockholders approved the 2015 Plan at our 2015 annual meeting. As adopted, 1,000,000 shares of our Common Stock were authorized for issuance pursuant to awards granted under the 2015 Plan. On June 10, 2019, the Plan was amended and restated to increase the maximum number of shares of Common Stock available for issuance of awards by 1,000,000 shares, to 2,000,000 shares and to make certain administrative updates. On April 27, 2020, the Board amended the 2015 Plan to provide that any shares withheld for taxes upon exercise or vesting of an award on or after March 31, 2020 will again be available for issuance under the Plan.

As of May 7, 2020, there were approximately 236,000 shares under the 2015 Plan that will be used to settle outstanding equity awards. In this regard, the Company previously granted time-based and performance-based restricted share units to its employees under the 2015 Plan in connection with the 2019 and 2020 long-term incentive plans. If earned, the intent is for the Company to settle these awards in shares, although the Compensation Committee of the Board of Directors retains the discretion to settle these awards in cash. Based on certain assumed stock prices (and achievement of any applicable performance goals at “target”), the Company would be obligated to deliver approximately 1,495,000 additional shares under the 2015 Plan to satisfy outstanding obligations under the 2019 and 2020 long-term incentive plans (net of shares used to satisfy tax withholding obligations) and projected equity grants to its non-employee directors in 2021.

As a result, on May 12, 2020, the Board amended the 2015 Plan to increase the maximum number of shares of Common Stock available for settlement of awards by 1,500,000 shares. The Board of Directors considers equity-based compensation an essential tool to attract, motivate and retain officers, key employees and directors and to align their interests with the interests of stockholders. The April 27, 2020 and May 12, 2020 amendments to the 2015 Plan were intended to provide the Company with shares to (i) settle all outstanding equity awards outstanding under the 2019 and 2020 long-term incentive plans in shares rather than cash, and (ii) fund the equity portion of the non-employee director compensation program for 2021.

If the Company does not settle outstanding awards under the 2019 and 2020 long-term incentive plans in shares, then it will be required to pay them in cash. Moreover, if the Company is unable to grant non-employee director equity awards in the future, it may be required to increase the cash component of the director compensation mix, which would inhibit its ability to meet its compensation objectives, including aligning directors’ interests with the interests of stockholders. As a result, the Board of Directors believed that it was in the best interests of the Company and its stockholders to approve the amendments described above. Because the Company is not listed on a national securities exchange, it is not required to seek stockholder approval of the amendments.

Item 6.Exhibits.

Exhibit	Description
10.1

Third Amendment to Senior Secured Credit Agreement, dated as of January 13, 2020, by and among the Company, as Borrower, the lenders from time to time party thereto and Centre Lane Partners Master Credit Fund II, L.P., as Administrative Agent and Collateral Agent (filed as Exhibit 10.19 to our Form 10-K filed with the Commission on March 27, 2020 and incorporated herein by reference).

10.2

Amendment No. 3 to Credit and Security Agreement, dated as of January 13, 2020, by and among the Company and the other borrowers from time to time party thereto, as Borrowers, MidCap Funding IV Trust, as Agent and as a Lender, and the additional lenders from time to time party thereto (filed as Exhibit 10.23 to our Form 10-K filed with the Commission on March 27, 2020 and incorporated herein by reference).

10.3*	Form of Restricted Shares Award Agreement (dated March 13, 2020) (filed as Exhibit 10.38 to our Form 10-K filed with the Commission on March 27, 2020 and incorporated herein by reference).
10.4*	Form of Time-Based Award Agreement (March 31, 2020).♦
10.5*	Form of Performance-Based Award Agreement (March 31, 2020).♦
10.6*	2015 Equity Incentive Plan (as amended and restated as of May 12, 2020).♦
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.♦
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.♦
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document♦
101.SCH	XBRL Taxonomy Extension Schema Document♦
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document♦
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document♦
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document♦
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document♦

*Indicates a management contract or compensatory plan or arrangement.

♦ Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS INDUSTRIAL SERVICES GROUP INC.

Date: May 13, 2020	By:	/s/ Randall R. Lay
Randall R. Lay
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial and accounting officer of the registrant)