Form 10-Q
period 2020-06-30
Williams Industrial Services Group Inc.
filed 2020-08-12
CIK 1136294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

◻	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ⌧    No   ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ⌧  No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	⌧
Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ◻    No  ⌧

As of August 6, 2020, there were 25,324,645 shares of common stock of Williams Industrial Services Group Inc. outstanding.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$4,050	$7,350
Restricted cash	468	468
Accounts receivable, net of allowance of $373 and $377, respectively	47,371	38,218
Contract assets	10,730	7,225
Other current assets	3,470	2,483
Total current assets	66,089	55,744

Property, plant and equipment, net	273	273
Goodwill	35,400	35,400
Intangible assets	12,500	12,500
Other long-term assets	8,694	8,549
Total assets	$122,956	$112,466

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,914	$16,618
Accrued compensation and benefits	14,057	9,318
Contract liabilities	3,190	2,699
Short-term borrowings	11,402	10,849
Current portion of long-term debt	700	700
Other current liabilities	9,547	6,408
Current liabilities of discontinued operations	339	340
Total current liabilities	50,149	46,932
Long-term debt, net	32,527	32,658
Deferred tax liabilities	2,239	2,198
Other long-term liabilities	2,908	4,028
Long-term liabilities of discontinued operations	4,422	4,486
Total liabilities	92,245	90,302
Commitments and contingencies (Note 9 and 11)
Stockholders’ equity:
Common stock, $0.01 par value, 170,000,000 shares authorized and 25,916,307 and 19,794,270 shares issued, respectively, and 25,324,645 and 19,057,195 shares outstanding, respectively	256	198
Paid-in capital	89,202	81,964
Accumulated other comprehensive income (loss)	(32)	222
Accumulated deficit	(58,707)	(60,211)
Treasury stock, at par (591,662 and 737,075 common shares, respectively)	(8)	(9)
Total stockholders’ equity	30,711	22,164
Total liabilities and stockholders’ equity	$122,956	$112,466

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2020	2019	2020	2019
Revenue	$72,549	$71,466	$138,696	$122,118
Cost of revenue	63,194	62,274	122,432	106,244

Gross profit	9,355	9,192	16,264	15,874

Selling and marketing expenses	140	165	278	405
General and administrative expenses	5,386	6,474	11,586	11,236
Depreciation and amortization expense	57	76	98	148
Total operating expenses	5,583	6,715	11,962	11,789

Operating income	3,772	2,477	4,302	4,085

Interest expense, net	1,566	1,519	3,099	2,993
Other income, net	(499)	(343)	(621)	(668)
Total other expense, net	1,067	1,176	2,478	2,325

Income from continuing operations before income tax	2,705	1,301	1,824	1,760
Income tax expense	196	15	244	79
Income from continuing operations	2,509	1,286	1,580	1,681

Loss from discontinued operations before income tax	(102)	(57)	(156)	(121)
Income tax benefit	(98)	(776)	(80)	(748)
Income (loss) from discontinued operations	(4)	719	(76)	627

Net income	$2,505	$2,005	$1,504	$2,308

Basic earnings per common share
Income from continuing operations	$0.10	$0.07	$0.07	$0.09
Income from discontinued operations	0.00	0.04	0.00	0.03
Basic earnings per common share	$0.10	$0.11	$0.07	$0.12

Diluted earnings per common share
Income from continuing operations	$0.10	$0.07	$0.07	$0.09
Income from discontinued operations	0.00	0.04	0.00	0.03
Diluted earnings per common share	$0.10	$0.11	$0.07	$0.12

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net income	$2,505	$2,005	$1,504	$2,308
Foreign currency translation adjustment	4	(62)	(254)	(44)
Comprehensive income	$2,509	$1,943	$1,250	$2,264

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
	Common Shares			Other
	$0.01 Per Share		Paid-in	Comprehensive	Accumulated	Treasury Shares
(in thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Total
Balance, December 31, 2018	19,767,605	$197	$80,424	$—	$(62,397)	(1,107,387)	$(11)	$18,213
Issuance of restricted stock units	—	—	—	—	—	390,901	4	4
Tax withholding on restricted stock units	—	—	(123)	—	—	(50,738)	(2)	(125)
Stock-based compensation	—	—	408	—	—	—	—	408
Foreign currency translation	—	—	—	18	—	—	—	18
Net income	—	—	—	—	303	—	—	303
Balance, March 31, 2019	19,767,605	$197	$80,709	$18	$(62,094)	(767,224)	$(9)	$18,821
Issuance of restricted stock units	—	—	—	—	—	19,027	—	—
Stock-based compensation	—	—	482	—	—	—	—	482
Foreign currency translation	—	—	—	(62)	—	—	—	(62)
Net income	—	—	—	—	2,005	—	—	2,005
Balance, June 30, 2019	19,767,605	$197	$81,191	$(44)	$(60,089)	(748,197)	$(9)	$21,246

				Accumulated
	Common Shares			Other
	$0.01 Per Share		Paid-in	Comprehensive	Accumulated	Treasury Shares
(in thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Total
Balance, December 31, 2019	19,794,270	$198	$81,964	$222	$(60,211)	(737,075)	$(9)	$22,164
Issuance of common stock	5,384,615	54	6,478	—	—	—	—	6,532
Issuance of restricted stock units	423,341	—	—	—	—	80,207	1	1
Tax withholding on restricted stock units	—	—	(65)	—	—	(41,445)	0	(65)
Stock-based compensation	—	—	376	—	—	—	—	376
Foreign currency translation	—	—	—	(258)	—	—	—	(258)
Net loss	—	—	—	—	(1,001)	—	—	(1,001)
Balance, March 31, 2020	25,602,226	$252	$88,753	$(36)	$(61,212)	(698,313)	$(8)	$27,749
Issuance of common stock	—	4	(48)	—	—	—	—	(44)
Issuance of restricted stock units	407,315	—	—	—	—	138,221	1	1
Tax withholding on restricted stock units	(93,234)	—	(153)	—	—	(31,570)	(1)	(154)
Stock-based compensation	—	—	650	—	—	—	—	650
Foreign currency translation	—	—	—	4	—	—	—	4
Net income	—	—	—	—	2,505	—	—	2,505
Balance, June 30, 2020	25,916,307	$256	$89,202	$(32)	$(58,707)	(591,662)	$(8)	$30,711

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2020	2019
Operating activities:
Net income	$1,504	$2,308
Adjustments to reconcile net income to net cash used in operating activities:
Net (income) loss from discontinued operations	76	(627)
Deferred income tax provision (benefit)	41	(20)
Depreciation and amortization on plant, property and equipment	92	148
Amortization of deferred financing costs	365	308
Bad debt expense	3	89
Stock-based compensation	1,122	891
Changes in operating assets and liabilities, net of businesses sold:
Accounts receivable	(9,260)	(4,945)
Contract assets	(3,458)	(3,874)
Other current assets	(981)	(512)
Other assets	(591)	1,124
Accounts payable	(5,235)	7,148
Accrued and other liabilities	6,586	(2,738)
Contract liabilities	491	19
Net cash (used in) operating activities, continuing operations	(9,245)	(681)
Net cash (used in) operating activities, discontinued operations	(141)	(344)
Net cash (used in) operating activities	(9,386)	(1,025)
Investing activities:
Purchase of property, plant and equipment	(89)	(161)
Net cash (used in) investing activities, continuing operations	(89)	(161)
Financing activities:
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(218)	(121)
Proceeds from issuance of common stock	6,488	—
Debt issuance costs	(325)	—
Proceeds from short-term borrowings	114,796	110,746
Repayments of short-term borrowings	(114,242)	(110,378)
Repayments of long-term debt	(175)	(175)
Net cash provided by financing activities, continuing operations	6,324	72
Effect of exchange rate change on cash, continuing operations	(149)	—
Net change in cash, cash equivalents and restricted cash	(3,300)	(1,114)
Cash, cash equivalents and restricted cash, beginning of period	7,818	4,942
Cash, cash equivalents and restricted cash, end of period	$4,518	$3,828

Supplemental Disclosures:
Cash paid for interest	$1,811	$2,355
Noncash amendment fee related to MidCap facility	$150	$—

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

Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on a basis consistent with that used in the Annual Report on Form 10-K for the year ended December 31, 2019, filed by the Company with the U.S. Securities and Exchange Commission (“SEC”) on March 27, 2020 (the “2019 Report”). In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, including all normal recurring adjustments, necessary to present fairly the unaudited condensed consolidated balance sheets and statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the periods indicated. All significant intercompany transactions have been eliminated. The December 31, 2019 unaudited condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These unaudited condensed consolidated interim financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the 2019 Report. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for any interim period are not necessarily indicative of operations to be expected for the full year.

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

NOTE 2—LIQUIDITY

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which assumes that it will be able to meet its obligations and continue its operations during the twelve-month period following the issuance of this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2020 (this “Form 10-Q”). These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

The Company had negative cash flows from operations during the three and six months ended June 30, 2020 and has historically raised capital to fund its working capital and growth. On January 13, 2020, the Company amended its existing credit facilities with Centre Lane (as defined below) and MidCap (as defined below), which, among other things, provided the Company with an additional $10.0 million in borrowing capacity under the MidCap Facility (as defined below). As of June 30, 2020, the Company had $5.4 million in available borrowing capacity (see Note 9). In addition, during the first quarter of 2020, the Company successfully completed its fully backstopped $7.0 million registered offering of subscription rights to purchase shares of the Company’s common stock to existing holders of the Company’s common stock (the “Rights Offering”), which expired March 2, 2020, pursuant to which the Company issued 5,384,615 shares of its common stock and received net proceeds of $6.6 million. The Company is using the net proceeds from the Rights Offering, combined with the additional borrowing capacity provided by the amended MidCap Facility, for working capital and general corporate purposes to fund certain of the Company’s strategic growth initiatives. As a result, management believes that the Company has sufficient resources to satisfy its working capital requirements for at least 12 months following the issuance of these unaudited condensed consolidated financial statements. However, the Company’s liquidity could be periodically, and for certain intervals, constrained due to the working capital requirements that will be needed as it continues to execute its plans to grow the business.

The Company continues to monitor its liquidity and capital resources. If market conditions were to change, and revenue was reduced or operating costs increased, cash flows and liquidity could be significantly reduced.

In December 2019, a novel strain of the coronavirus (“COVID-19”) surfaced in Wuhan, China, spread globally, and was declared a pandemic by the World Health Organization in March 2020. The effects of COVID-19 have impacted some of the Company’s projects; for instance, in April 2020, the Company experienced a temporary suspension in projects in New York, which led the Company to implement a phased reopening of the affected work sites to adapt to new project safety requirements; and in July 2020, it experienced an increase in COVID-19 cases at a nuclear power project in Georgia, in response to which the Company began to administer and enforce stricter safety precautions. The Company instituted remote work policies for the corporate office in Tucker, Georgia and other offices throughout the United States and Canada. The Company also implemented enhanced safety policies at its work sites, involving modified cleaning schedules, social distancing, facial covering requirements, employee screening practices, and contact tracing methods to meet Centers for Disease Control and Prevention guidelines. Although to date the Company has not experienced materially negative impacts from COVID-19, such as widespread project stoppage or cancellations or a slowdown or cessation of accounts receivables collections, the timing of future contract awards could create gaps in the Company’s project delivery schedule across quarterly periods, and the uncertainty and economic impacts created by the pandemic could cause a temporary decline in demand for the Company’s services. The Company anticipates that its future results of operations, including the results for 2020, will be impacted by the COVID-19 outbreak, but at this time does not expect that the impact from the COVID-19 outbreak will have a material negative effect on the Company’s liquidity or financial position. The Company currently believes that the impact of COVID-19 on the Company will not negatively impact its ability to comply with the covenants under its existing credit facilities. However, given the speed and frequency of continuously evolving developments and inherent uncertainty with respect to this pandemic, including the duration and severity of the pandemic and the related length of its impact on the global economy, the Company cannot provide any assurance that such impacts will not grow and become material to its liquidity or financial position. In addition, even after the COVID-19 pandemic has subsided, the Company may continue to experience an adverse impact to its business as a result of the pandemic’s global economic impact, including any recession that has occurred or may occur in the future. As a consequence, the Company’s estimates of the duration of the pandemic and its impact on the Company’s future earnings and cash flows could change and have a material impact on its results of operations and financial condition.

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

In November 2018, the FASB issued ASU 2018-18, “Collaborative Arrangements (Topic 808).” This amendment update clarifies the interaction between Topic 808, Collaborative Arrangements, and Topic 606, Revenue from Contracts with Customers. In the first quarter of 2020, the Company adopted ASU 2018-18, which did not have a material impact on its financial statement disclosures.

In March 2020, the FASB issued ASU 2020-03, “Codification Improvements to Financial Instruments.” This amendment update amends various topics in the FASB Accounting Standards Codification (“ASC”) to make technical corrections and minor improvements to the guidance on financial instruments as part of the FASB’s ongoing project to clarify guidance and correct unintended application of the guidance. The FASB expects that the amendments will not have significant effect on current accounting practice nor create a significant administrative cost to most entities. In the second quarter of 2020, the Company adopted ASU 2020-03, which did not have a material impact on its financial statement disclosures.

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

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost/(Sublease Income) (in thousands)	2020	2019	2020	2019
Operating lease cost	$881	$1,219	$2,100	$2,446
Short-term lease cost	632	711	1,467	1,017
Sublease income	—	(39)	—	(48)
Total lease cost	$1,513	$1,891	$3,567	$3,415

Lease cost related to finance leases was not significant for the three and six months ended June 30, 2020 and 2019.

Information related to the Company’s right-of-use assets and lease liabilities was as follows:

Lease Assets/Liabilities (in thousands)	Balance Sheet Classification	June 30, 2020	December 31, 2019
Lease Assets
Right-of-use assets	Other long-term assets	$5,197	$5,743

Lease Liabilities
Short-term lease liabilities	Other current liabilities	$3,543	$2,985
Long-term lease liabilities	Other long-term liabilities	1,847	2,939
Total lease liabilities		$5,390	$5,924

Supplemental information related to the Company’s leases was as follows:

	Six Months Ended June 30,
(dollars in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used by operating leases	$2,500	$2,462
Right-of-use assets obtained in exchange for new operating lease liabilities	1,796	9,192
Right-of-use assets obtained in exchange for new finance lease liabilities	—	27
Weighted-average remaining lease term - operating leases	1.68 years	2.67 years
Weighted-average remaining lease term - finance leases	3.73 years	4.74 years
Weighted-average discount rate - operating leases	9%	9%
Weighted-average discount rate - finance leases	9%	9%

Total remaining lease payments under the Company’s operating and finance leases are as follows:

	Operating Leases	Finance Leases

Six Months Ended June 30, 2020	(in thousands)
Remainder of 2020	$2,315	$3
2021	2,575	6
2022	824	5
2023	194	5
2024	2	1
Thereafter	—	—
Total lease payments	$5,910	$20
Less: interest	(539)	(1)
Present value of lease liabilities	$5,371	$19

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

On July 11, 2018, Koontz-Wagner filed a voluntary petition for relief under Chapter 7 of Title 11 of the U.S. Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of Texas. The filing was for Koontz-Wagner only, not for the Company as a whole, and was completely separate and distinct from the Williams business and operations. As a result of the July 11, 2018 bankruptcy of Koontz-Wagner, the Company recorded $11.4 million of exit costs, consisting of a lease guarantee, liability for salary and benefit continuation and a pension withdrawal liability, which were included in loss from discontinued operations in the Company’s consolidated statements of operations for the year ended December 31, 2018. The Company satisfied the liability related to the lease guarantee settlement and substantially all of the salary and benefit continuation liability through cash payments by the end of 2018. Certain claims that the Chapter 7 Trustee might assert on behalf of the Koontz-Wagner bankruptcy estate are now time-barred by operation of the U.S. Bankruptcy Code. The pension liability is expected to be satisfied by annual cash payments of $0.3 million each, paid in quarterly installments, which began in 2018 and will continue to be paid over the next eighteen years.

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

As of June 30, 2020 and December 31, 2019, the Company did not have any assets related to its Electrical and Mechanical Solutions’ discontinued operations. The following table presents a reconciliation of the carrying amounts of major classes of liabilities of Electrical and Mechanical Solutions’ discontinued operations:

(in thousands)	June 30, 2020	December 31, 2019
Liabilities:
Other current liabilities	$339	$340
Current liabilities of discontinued operations	339	340
Liability for pension obligation	2,730	2,708
Liability for uncertain tax positions	1,692	1,778
Long-term liabilities of discontinued operations	4,422	4,486
Total liabilities of discontinued operations	$4,761	$4,826

The following table presents a reconciliation of the major classes of line items constituting the net income (loss) from discontinued operations. In accordance with GAAP, the amounts in the table below do not include an allocation of corporate overhead.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
General and administrative expenses	$5	$4	$6	$14
Loss on disposal - Electrical Solutions	45	—	45	—
Interest expense	52	53	105	107
Loss from discontinued operations before income tax	(102)	(57)	(156)	(121)
Income tax benefit	(98)	(776)	(80)	(748)
Income (loss) from discontinued operations	$(4)	$719	$(76)	$627

NOTE 6—REVENUE

Disaggregation of Revenue

Disaggregated revenue by type of contract was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Cost-plus reimbursement contracts	$65,270	$64,796	$125,566	$108,299
Fixed-price contracts	7,279	6,670	13,130	13,819
Total	$72,549	$71,466	$138,696	$122,118

Disaggregated revenue by the geographic area where the work was performed was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
United States	$62,815	$66,898	$120,463	$116,102
Canada	9,734	4,568	18,233	6,016
Total	$72,549	$71,466	$138,696	$122,118

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

The following table provides information about contract assets and contract liabilities from contracts with customers:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Costs incurred on uncompleted contracts	$63,194	$62,902	$122,432	$106,305
Earnings recognized on uncompleted contracts	9,355	8,530	16,264	15,795
Total	72,549	71,432	138,696	122,100
Less—billings to date	(65,009)	(62,637)	(131,156)	(113,305)
Net	$7,540	$8,795	$7,540	$8,795
Contract assets	$10,730	$12,092	$10,730	$12,092
Contract liabilities	(3,190)	(3,297)	(3,190)	(3,297)
Net	$7,540	$8,795	$7,540	$8,795

For the three and six months ended June 30, 2020, the Company recognized revenue of approximately $0.3 million and approximately $1.6 million, respectively, on approximately $2.8 million in the corresponding contract liability balance at December 31, 2019.

Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) as of June 30, 2020:

(in thousands)	Remainder of 2020	2021	2022	Thereafter	Total
Remaining performance obligations	$121,213	$154,445	$84,548	$178,654	$538,860

NOTE 7—EARNINGS PER SHARE

In March 2020, the Company successfully completed its fully backstopped $7.0 million Rights Offering, which expired March 2, 2020, pursuant to which the Company issued 5,384,615 shares of its common stock and received net proceeds of $6.6 million.

As of June 30, 2020, the Company’s 25,324,645 shares outstanding included 550,857 shares of contingently issued but unvested restricted stock. As of June 30, 2019, the Company’s 19,019,408 shares outstanding included 307,164 shares of contingently issued but unvested restricted stock. Restricted stock is excluded from the calculation of basic weighted average shares outstanding, but its impact, if dilutive, is included in the calculation of diluted weighted average shares outstanding.

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

Basic and diluted earnings per common share from continuing operations were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2020	2019	2020	2019
Income from continuing operations	$2,509	$1,286	$1,580	$1,681

Basic earnings per common share:
Weighted average common shares outstanding	24,773,788	18,712,244	22,560,723	18,613,097

Basic earnings per common share	$0.10	$0.07	$0.07	$0.09

Diluted earnings per common share:
Weighted average common shares outstanding	24,773,788	18,712,244	22,560,723	18,613,097

Diluted effect:
Unvested portion of restricted stock units and awards	417,105	308,863	644,977	470,334
Weighted average diluted common shares outstanding	25,190,893	19,021,107	23,205,700	19,083,431

Diluted earnings per common share	$0.10	$0.07	$0.07	$0.09

The weighted average number of shares outstanding used in the computation of basic and diluted earnings per common share does not include the effect of the following potential outstanding common stock. The effects of the potentially outstanding service-based restricted stock and restricted stock unit awards were not included in the calculation of diluted earnings per common share because the effect would have been anti-dilutive. The effects of the potentially outstanding performance- and market-based restricted stock unit awards were not included in the calculation of diluted earnings per common share because the performance and/or market conditions had not been satisfied as of June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Unvested service-based restricted stock and restricted stock unit awards	464,373	228,776	447,707	228,776
Unvested performance- and market-based restricted stock unit awards	2,369,890	878,147	2,369,890	878,147
Stock options	—	122,000	—	122,000

NOTE 8—INCOME TAXES

The effective income tax expense rate for continuing operations for the three and six months ended June 30, 2020 and 2019 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income tax expenses	$196	$15	$244	$79
Effective income tax rate for continuing operations	7.2%	1.2%	13.4%	4.5%

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

The effective income tax rate differs from the statutory federal income tax rate of 21% primarily because of the partial valuation allowances recorded on the Company’s deferred tax assets and the Canadian income tax provision.

For the three months ended June 30, 2020, the Company recorded income tax expense from continuing operations of $0.2 million, or 7.2% of pretax income from continuing operations, compared with income tax expense from continuing operations of less than $0.1 million, or 1.2% of pretax income from continuing operations, in the corresponding period in 2019. For the six months ended June 30, 2020, the Company recorded income tax expense from continuing operations of $0.2 million, or 13.4% of pretax income from continuing operations, compared with income tax expense from continuing operations of less than $0.1 million, or 4.5% of pretax income from continuing operations in the corresponding period in 2019.

The increase in income tax provision from continuing operations for the three and six months ended June 30, 2020, compared with the corresponding periods in 2019 was primarily the result of the $0.2 million current year Canadian income tax provision. In addition, the increase in the indefinitely-lived deferred tax liability outpaced the increase in the indefinitely-lived deferred tax assets, which resulted in additional deferred tax expense of less than $0.1 million.

As of June 30, 2020, and 2019, the Company would have needed to generate approximately $268.1 million and $278.4 million, respectively, of future financial taxable income in order to realize its deferred tax assets.

The Company’s foreign subsidiaries may generate earnings that are not subject to U.S. income taxes so long as they are permanently reinvested in its operations outside of the U.S. pursuant to ASC 740-30. Undistributed earnings of foreign subsidiaries that are no longer permanently reinvested would become subject to deferred income taxes. As of June 30, 2020 and 2019, the Company had undistributed earnings in one of its Canadian subsidiaries.

As of June 30, 2020, and 2019, the Company provided for a total liability of $2.8 million and $2.7 million, respectively, of which $1.7 million and $1.8 million, respectively,  related to discontinued operations for unrecognized tax benefits related to various federal, foreign and state income tax matters, which were included in long-term deferred tax assets and other long-term liabilities. If recognized, the entire amount of liability would affect the effective tax rate. As of June 30, 2020, the Company accrued approximately $1.2 million, of which $0.7 million related to discontinued operations, in other long-term liabilities for potential payment of interest and penalties related to uncertain income tax positions.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. The CARES Act did not have a material impact on the Company’s unaudited condensed consolidated financial condition or results of operations as of and for the three and six months ended June 30, 2020. However, the Company has deferred the timing of federal estimated tax payments and employer payroll taxes as permitted by the CARES Act.

NOTE 9—DEBT

As of June 30, 2020, the Company was in compliance with all debt covenants. After considering the current and potential effects of the COVID-19 pandemic, the Company currently expects to remain in compliance with its debt covenants. However, the Company cannot provide any assurance that the assumptions used to estimate its liquidity requirements will remain accurate due to the unprecedented nature and the unpredictability of the COVID-19 global pandemic. As a consequence, the Company’s estimates of the duration of the pandemic and its impact on the Company’s future earnings and cash flows could change and have a material impact on its results of operations and financial condition, including negatively affecting the Company’s ability to remain in compliance with its debt covenants.

The following table provides information about the Company’s debt, net of unamortized deferred financing costs:

(in thousands)	June 30, 2020	December 31, 2019
MidCap Facility	$11,402	$10,849
Current portion of New Centre Lane Facility	700	700
Current debt	$12,102	$11,549

New Centre Lane Facility	$33,513	$33,687
Unamortized deferred financing costs	(986)	(1,029)
Long-term debt, net	$32,527	$32,658

Total debt, net	$44,629	$44,207

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

The MidCap Facility requires the Company to regularly provide financial information to the lenders, and, beginning on December 31, 2018, to maintain certain total leverage and fixed charge coverage ratios and meet minimum consolidated adjusted EBITDA and minimum liquidity requirements (each of which as defined in the MidCap Facility). As of June 30, 2020 and December 31, 2019, the Company was in compliance with all four financial covenants.

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

On August 1, 2020, the Company entered into a Fourth Amendment to the MidCap Facility that, among other things, (a)  extended the payment terms of certain deferred origination fees scheduled to expire on October 11, 2020 and October 11, 2021, respectively; provided that no such fee shall be payable within 90 days of the maturity date, and (b) increased the concentration limit under the borrowing base for certain accounts receivable to 60% through August 1, 2021, and 50% at all times thereafter. This increased availability under the borrowing base will enable the Company to maintain sufficient liquidity to accommodate its growth initiatives and better scale its operations in order to meet increased customer demand for its services.

As of June 30, 2020, and December 31, 2019, the Company had $11.4 million and $10.8 million, respectively, outstanding under the MidCap Facility, which was included in short-term borrowings on the unaudited condensed consolidated balance sheets. As of June 30, 2020, the Company had $5.4 million in available borrowings under the MidCap Facility.

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

The New Centre Lane Facility requires the Company to regularly provide financial information to the lenders, and, beginning on December 31, 2018, to maintain certain total leverage and fixed charge coverage ratios and meet minimum consolidated adjusted EBITDA and minimum liquidity requirements (each of which as defined in the New Centre Lane Facility). As of June 30, 2020, and December 31, 2019, the Company was in compliance with all of its financial covenants.

On January 13, 2020, the Company entered into a Third Amendment to the New Centre Lane Facility (“New Centre Lane Amendment”) that, among other things, redefined and changed the minimum leverage ratio requirement to a minimum net leverage ratio and changed the minimum consolidated Adjusted EBITDA and minimum liquidity requirements. In addition, the New Centre Lane Amendment increased the Prepayment Premium to 2% beginning on January 13, 2020 and to 1% beginning January 14, 2021 and thereafter. The New Centre Lane Amendment also waived the requirement to prepay future cash proceeds generated from the Company’s Rights Offering and any event of default that would otherwise result from the failure to pay such amounts. The Company’s expense related to the New Centre Lane Amendment was $0.2 million and is included in general and administrative expenses on the condensed consolidated statement of operations in this Form 10-Q for the six months ended June 30, 2020.

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

Upon a default under the New Centre Lane Facility, the Company’s senior secured lenders would have the right to accelerate the then-outstanding amounts under such facility and to exercise their rights and remedies to collect such amounts, which would include foreclosing on collateral constituting substantially all of the Company’s assets and those of its subsidiaries. The Company’s borrowing rate under the New Centre Lane Facility as of both June 30, 2020 and December 31, 2019 was 12.5%.

Letters of Credit and Bonds

In line with industry practice, the Company is often required to provide letters of credit and payment and performance surety bonds to customers. These letters of credit and bonds provide credit support and security for the customer if the Company fails to perform its obligations under the applicable contract with such customer.

The MidCap Facility provides a sub-facility for up to $6.0 million of non-cash collateralized letters of credit at 6.0% interest, of which the Company had $0.9 million and $1.8 million outstanding as of June 30, 2020 and December 31, 2019, respectively. There were no amounts drawn upon these letters of credit.

In addition, as of June 30, 2020 and December 31, 2019, the Company had outstanding payment and performance surety bonds of $61.6 million and $59.3 million, respectively.

Deferred Financing Costs

Deferred financing costs are amortized over the terms of the related debt facilities using the effective yield method. The following table summarizes the amortization of deferred financing costs related to the Company's debt facilities and recognized in interest expense on the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
New Centre Lane Facility	$110	$95	$220	$190
MidCap Facility	73	59	145	118
Total	$183	$154	$365	$308

The following table summarizes unamortized deferred financing costs on the Company's unaudited condensed consolidated balance sheets:

(in thousands)	Location	June 30, 2020	December 31, 2019
New Centre Lane Facility	Long-term debt, net	$986	$1,029
MidCap Facility	Other long-term assets	423	419
Total		$1,409	$1,448

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

The Company’s financial instruments as of June 30, 2020 and December 31, 2019 consisted primarily of cash and cash equivalents, restricted cash, receivables, payables and debt instruments. The carrying values of these financial instruments approximate their respective fair values, as they are either short-term in nature or carry interest rates that are periodically adjusted to market rates.

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

The Company completed a bankruptcy filing of its Koontz-Wagner subsidiary in July 11, 2018. This could require the Company to incur legal fees and other expenses related to liabilities from this bankruptcy filing. While the Company does not anticipate these liabilities will have a material adverse effect on its results of operations, cash flows and financial position, and although the statute of limitations has run on certain claims that the Chapter 7 Trustee for the Koontz-Wagner estate might assert, there can be no assurance of the outcome. The filing was for Koontz-Wagner only, not for the Company as a whole, and was completely separate and distinct from the Williams business and operations. For additional information, please refer to “Note 5—Changes in Business” to the unaudited condensed consolidated financial statements.

NOTE 12—STOCK-BASED COMPENSATION PLANS

During the first half of 2020, the Company granted 365,855 service-based restricted stock awards under the 2015 Equity Incentive Plan, as amended and restated on June 10, 2019 (the “2015 Plan”) at a grant date fair value of  $1.23 per share to its five non-employee directors, which vest in full on March 13, 2021. The fair value of these service-based restricted stock awards represents the closing price of the Company’s common stock on the date of grant.

During the first half of 2019, the Company granted 149,639 service-based restricted stock awards out of treasury stock of which 130,612 shares were granted under our annual director compensation program at a grant date fair value of $2.45 per share and

19,027 shares were granted to a new director at a grant date fair value of $2.35. These awards vest in four equal annual installments, one of which occurred on January 22, 2020 and the three remaining on January 22 of each of 2021, 2022 and 2023. This resulted in 37,410 service-based shares being vested to non-employee directors.

Historically, the non-employee directors also received an annual grant of service-based restricted shares in January with a value of $80,000 that vested in four equal annual installments. However, the annual grants for 2016, 2017 and 2018 were delayed until the Company filed its Annual Report on Form 10-K for the year ended December 31, 2017. After this Form 10-K was filed, the Board of Directors approved grants of restricted shares, out of treasury stock, with award values of $80,000 for 2016, $80,000 for 2017 and $60,000 for 2018 for non-employee directors who continued to serve after the 2018 Annual Meeting of Stockholders (in each case pro-rated for partial years of service).  The restricted shares for 2016, 2017 and 2018 vest in four equal annual installments in January of each year, determined as if the grant had occurred in the ordinary course in January of the respective year of service, resulting in a portion of each of the total awards vesting on the grant date.  The fair value of these service-based restricted stock awards represents the closing price of the Company’s common stock on the date of grant. This resulted in 59,057 service-based shares being vested to non-employee directors on January 22, 2020.

During the first half of 2020, the Company granted awards under the 2020 long-term incentive program, with a total target award opportunity equal to $2.9 million, which was converted to 580,312 service-based restricted stock units and 1,178,213 performance-based restricted stock units under the 2015 Plan using a conversion price of $1.67 per share. These equity awards had a grant date fair value of $1.22 per share, which was the closing price on March 31, 2020, and have the potential to be settled in shares or cash at the election of the Compensation Committee of the Board of Directors. The service-based restricted stock units will vest in equal annual installments over a period of three years; the performance-based restricted stock units are earned based on the extent to which the Company achieves annual performance objectives during the three-year period commencing January 1, 2020, with threshold performance resulting in awards earned at 50% of the target award opportunity and maximum performance resulting in awards earned at 200% of the target, and, to the extent earned, shall vest on March 31, 2023.

During the first half of 2019, the Company granted 358,613 service-based restricted stock units under the 2019 long-term incentive program and the 2015 Plan at a grant date fair value of $2.35 per share. The fair value of service-based restricted stock units represents the closing price of the Company’s common stock on the grant date. These service-based restricted stock units vest ratably over a three-year period, one of which occurred on March 31, 2020 and the two remaining on March 31, 2021 and 2022. This resulted in 120,574 service-based shares being vested on March 31, 2020 to key employees.

During the first half of 2019, the Company also granted performance-based restricted stock units under the 2019 long-term incentive program and the 2015 Plan with an aggregate cash value of approximately $1.7 million, which could be paid in cash or shares at the election of the Company. These performance-based restricted stock units vest ratably over a three-year period beginning on March 31, 2020. Performance objectives are established by the Compensation Committee of the Board of Directors (the “Compensation Committee”) on an annual basis. For the 2019 and 2020 performance periods, the performance objective was based on the Company’s backlog performance targets. Performance objectives for the final year will be established by the Compensation Committee in 2021. Award payouts range from a threshold of 50% to a maximum of 200% for each respective annual performance period. The fair value of the performance-based restricted stock units with an established 2019 and 2020 performance objective represents the closing price of the Company’s common stock on the date of grant. The fair value of the performance-based restricted stock units for the 2021 performance period will be measured in the year that the respective performance objective is established and approved by the Compensation Committee. On March 31, 2020, the Company paid 320,074 performance-based shares to key employees, based on the Company’s achievement of its 2020 backlog target.

In September 2019, the Company granted to a new employee, out of treasury stock, 100,000 service-based restricted stock units (with vesting in three equal annual installments on each of March 31, 2020, 2021 and 2022) and 50,000 performance-based restricted stock units (with vesting in two equal annual installments on each of March 31, 2021 and 2022, subject to achievement of the performance metrics to be established by the Board of Directors of the Company for the years ended December 31, 2020 and 2021), as an inducement grant. The fair value of service-based restricted stock units represents the closing price of the Company’s common stock on the date of grant. The fair value of the performance-based restricted stock units is estimated using the Monte Carlo simulation model. This resulted in 33,333 service-based shares being vested on March 31, 2020.

During 2018, the Company granted 429,165 service-based restricted stock units to employees, under the 2018 long-term incentive program, out of treasury stock, at a grant date fair value of $2.94 per share. Restricted stock units granted to employees in 2018 vest ratably over a three-year period beginning on March 31, 2019. The fair value of service-based restricted stock units represents the closing price of the Company’s common stock on the date of grant. On March 31, 2020, the Company vested 104,888 service-based shares to key employees. The Company also granted 357,545 performance-based restricted stock units, out of treasury stock, at a grant date fair value of $3.00 per share which vest in three equal annual installments on March 31 of each of 2019, 2020 and 2021, provided that the Company achieves a per share stock price of at least $5.00 for any period of 30 consecutive trading days at any time prior to June 30, 2021. The fair value of the performance-based restricted stock units is estimated using the Monte Carlo simulation model.

During the first half of 2019, the Company also granted an additional 21,500 service-based restricted stock units and 21,500 performance-based restricted stock units, both out of treasury stock, under the 2018 long-term incentive program at a grant date fair value of $2.60 per share and $0.75 per share, respectively. The fair value of the service-based restricted stock units represents the closing price of the Company’s common stock on the date of grant. The fair value of the performance-based restricted stock units is estimated using the Monte Carlo simulation model. On March 31, 2020, the Company vested 5,500 of the service-based restricted stock units to key employees.

Stock-based compensation expense for the three months ended June 30, 2020 and 2019 remained approximately unchanged at $0.6 million, and for the six months ended June 30, 2020 and 2019 was $1.1 million and $0.9 million, respectively, and was included in general and administrative expenses on the Company’s unaudited condensed consolidated statements of operations.

NOTE 13—SUBSEQUENT EVENTS

The Company entered into a Fourth Amendment to the MidCap Facility that, effective as of August 1, 2020, among other things, (a) extended the payment terms of certain deferred origination fees scheduled to expire on October 11, 2020 and October 11, 2021, respectively; provided that no such fee shall be payable within 90 days of the maturity date, and (b) increased the concentration limit under the borrowing base for certain accounts receivable to 60% through August 1, 2021, and 50% at all times thereafter. This increased availability under the borrowing base will enable the Company to maintain sufficient liquidity to accommodate its growth initiatives and better scale its operations in order to meet increased customer demand for its services.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q and its exhibits contain or incorporate by reference various forward-looking statements that express a belief, expectation or intention or are otherwise not statements of historical fact. Forward-looking statements generally use forward-looking words, such as “may,” “will,” “could,” “should,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast” and other words that convey the uncertainty of future events or outcomes. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. Investors should not place undue reliance on any of these forward-looking statements. Except as required by law, we undertake no obligation to further update any such statements, or the risk factors described in our 2019 Report under the heading “Part I—Item 1A. Risk Factors” or “Part II—Item 1A. Risk Factors” of this Form 10-Q to reflect new information, the occurrence of future events or circumstances or otherwise. The forward-looking statements in this Form 10-Q do not constitute guarantees or promises of future performance. Forward-looking statements may include information concerning the following, among other items:

●	our level of indebtedness;
●	our ability to make interest and principal payments on our debt and satisfy the financial and other covenants contained in the New Centre Lane Facility and the MidCap Facility;
●	our ability to engage in certain transactions and activities due to limitations and covenants contained in the New Centre Lane Facility and the MidCap Facility;
●	our ability to enter into new lending facilities, if needed, and to obtain adequate surety bonding and letters of credit;
●	our ability to generate sufficient cash resources to continue funding operations, including investments in working capital required to support growth-related commitments that we make to our customers, and the possibility that we continue to incur further losses from operations in the future;
●	exposure to market risks from changes in interest rates, including changes to or replacement of LIBOR;
●	the possibility we may be required to write-down additional amounts of goodwill and other indefinite-lived assets;
●	failure to maintain effective internal control over financial reporting and disclosure controls and procedures in the future;
●	changes in our senior management and financial reporting and accounting teams, the ability of such persons to successfully perform their roles, and our ability to attract and retain qualified personnel, skilled workers and key officers;
●	a failure to successfully implement or realize our business strategies, plans and objectives of management, and liquidity, operating and growth initiatives and opportunities;
●	the loss of one or more of our significant customers;
●	our competitive position;
●	market outlook and trends in our industry, including the possibility of reduced investment in, or increased regulation of, nuclear power plants and declines in public infrastructure construction and reductions in government funding, including funding by state and local agencies;
●	costs exceeding estimates we use to set fixed-price contracts;
●	harm to our reputation or profitability due to, among other things, internal operational issues, poor subcontractor performances or subcontractor insolvency;
●	potential insolvency or financial distress of third parties, including our customers and suppliers;
●	our contract backlog and related amounts to be recognized as revenue;
●	our ability to maintain our safety record, the inherently dangerous nature of the services we provide, the risks of potential liability and adequacy of insurance;
●	changes in our credit profile and market conditions affecting our relationships with suppliers, vendors and subcontractors;
●	compliance with environmental, health, safety and other related laws and regulations;
●	expiration of the Price-Anderson Act’s indemnification authority;
●	our expected financial condition, future cash flows, results of operations and future capital and other expenditures;
●	the impact of general economic conditions, including the current economic disruption and recession in the U.S. generated by the COVID-19 pandemic;
●	the impact of the COVID‑19 pandemic on revenues, expenses, uncollectible accounts, capital investment programs, cash flows, liquidity, maintenance of existing assets, and other operating expenses;

●	the potential for additional COVID-19 cases to occur at our active or future job sites, as has occurred at our Plant Vogtle site in Georgia, during the COVID-19 pandemic, which potentially could impact cost and labor availability;
●	information technology vulnerabilities and cyberattacks on our networks;
●	our failure to comply with applicable laws and regulations, including, but not limited to, those relating to privacy and anti-bribery;
●	our participation in multiemployer pension plans;
●	the impact of any disruptions resulting from the expiration of collective bargaining agreements;
●	availability of raw materials and inventories;
●	the impact of natural disasters and other severe catastrophic events;
●	future income tax payments and utilization of net operating loss and foreign tax credit carryforwards, including any impact relating to the Tax Cuts and Jobs Act of 2017 or other tax changes;
●	future compliance with orders of and agreements with regulatory agencies;
●	volatility of the market price for our common stock and our stockholders’ ability to resell their shares of common stock;
●	our ability to pay cash dividends in the future;
●	the impact of future offerings or sales of our common stock on the market price of such stock;
●	expected outcomes of legal or regulatory proceedings and their expected effects on our results of operations, including future liabilities, fees and expenses resulting from the Koontz-Wagner bankruptcy filing; and
●	any other statements regarding future growth, future cash needs, future operations, business plans and future financial results.

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

The following discussion provides an analysis of the results of continuing operations, an overview of our liquidity and capital resources and other items related to our business. Unless otherwise specified, the financial information and discussion in this Form 10-Q are as of and for the three and six months ended June 30, 2020 and are based on our continuing operations; they exclude any results of our discontinued operations. Please refer to “Note 5—Changes in Business” to the unaudited condensed consolidated financial statements included in this Form 10-Q for additional information on our discontinued operations.

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

The following tables summarize our backlog:

(in thousands)	June 30, 2020	December 31, 2019
Cost plus	$511,589	$463,481
Lump sum	27,271	31,423
Total	$538,860	$494,904

(in thousands)	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Backlog - beginning of period	$468,404	$494,904
New awards	111,183	134,416
Adjustments and cancellations, net	31,822	48,236
Revenue recognized	(72,549)	(138,696)
Backlog - end of period	$538,860	$538,860

Total backlog as of June 30, 2020 was $538.9 million, compared with $494.9 million at December 31, 2019. The increase in backlog was primarily due to new awards in the decommissioning market during the first half of 2020. We estimate that approximately $211.2 million, or 39.2% of total backlog at June 30, 2020, will be converted to revenue within the next twelve months. As of December 31, 2019, we estimated that approximately $191.3 million, or 38.7% of total backlog, would convert to revenue in 2020.

Results of Operations

The Company continues to monitor several factors that may cause actual results of operations and financial results to differ from our historical results or current expectations. These factors include: the impact of the COVID-19 pandemic, the consequences of governmental and other measures designed to prevent the spread of the virus, and the development of effective treatments, along with the duration and severity of the outbreak. These and other factors could affect the Company’s operational results and cause them to not be comparable to those of the same period in previous years. For instance, the effects of the COVID-19 pandemic led the Company to implement enhanced safety standards and processes on a project in Georgia that experienced COVID-19 cases on site and caused work delays on projects in New York due to specific state, local, municipal and customer mandated stay-at-home orders and new project requirements that were established to protect workers and the general public. Although the majority of stay-at-home orders were phased-out by the end of the second quarter of 2020, we are still experiencing impacts associated with the COVID-19 project specific protocols. Although to date the Company has not experienced a material negative impact on its operational results, these project specific requirements are expected to remain in place which will continue to impact project schedules and workflow going forward.

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

The following summary and discussion of our results of operations is based on our continuing operations and excludes any results of our discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Revenue	$72,549	$71,466	$138,696	$122,118
Cost of revenue	63,194	62,274	122,432	106,244
Gross profit	9,355	9,192	16,264	15,874

Selling and marketing expenses	140	165	278	405
General and administrative expenses	5,386	6,474	11,586	11,236
Depreciation and amortization expense	57	76	98	148
Total operating expenses	5,583	6,715	11,962	11,789

Operating income	3,772	2,477	4,302	4,085

Interest expense, net	1,566	1,519	3,099	2,993
Other income, net	(499)	(343)	(621)	(668)
Income from continuing operations before income tax	2,705	1,301	1,824	1,760
Income tax expense	196	15	244	79
Income from continuing operations	$2,509	$1,286	$1,580	$1,681

Revenue for the three months ended June 30, 2020 increased $1.1 million, or 1.5%, compared with the corresponding period in 2019. The increase was driven primarily by our growth in the Canadian nuclear market and construction activities at Plant Vogtle, as well as our continued expansion into the decommissioning market. These increases were largely offset by a planned utility outage related to our long-term maintenance and modification contract which occurred in 2019.

Revenue for the six months ended June 30, 2020 increased $16.6 million, or 13.6%, compared with the corresponding period in 2019. The increase was primarily driven by our growth in the Canadian nuclear market of $12.2 million and $9.4 million of construction activities at Plant Vogtle. Additionally, our continued expansion into the decommissioning market accounted for approximately $7.7 million in new business. These increases were largely offset by a decrease of $17.8 million resulting from a planned utility outage related to our long-term maintenance and modification contract.

Gross profit for the three months ended June 30, 2020 increased $0.2 million, or 1.8%, compared with the corresponding period in 2019. The increase was driven primarily by our growth in the Canadian nuclear market and construction activities at Plant Vogtle, as well as our continued expansion into the decommissioning market. These increases were largely offset by a planned utility outage related to our long-term maintenance and modification contract that occurred in 2019.

Gross profit for the six months ended June 30, 2020 increased $0.4 million, or 2.5%, compared with the corresponding period in 2019. The increase was driven primarily by our growth in the Canadian nuclear market and construction activities at Plant Vogtle. Additionally, our continued expansion into the decommissioning market contributed to our profitability. These increases were largely offset by a decline in gross profit resulting from a planned utility outage related to our long-term maintenance and modification contract which occurred in 2019.

Operating income for the three months ended June 30, 2020 increased $1.3 million compared with the corresponding period in 2019, due partially to the increase in revenue and the related increase in gross profit of $0.2 million. Additionally, operating expenses decreased $1.1 million, as general and administrative expenses decreased $1.1 million, due to cost reduction initiatives. The decline in general and administrative expenses were also driven by a decrease in severance costs and a reduction in travel and entertainment resulting from the COVID-19 pandemic, which accounted for a combined $0.7 million decrease.

Operating income for the six months ended June 30, 2020 increased $0.2 million compared with the corresponding period in 2019, due primarily to the increase in revenue and related increase in gross profit of $0.4 million. Additionally, operating expenses increased $0.2 million, driven by an increase in professional fees.

General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Employee-related expenses	$2,852	$2,938	$5,724	$5,435
Stock-based compensation expense	617	586	1,088	891
Professional fees	950	649	2,245	1,314
Other expenses	967	2,301	2,529	3,596
Total	$5,386	$6,474	$11,586	$11,236

Total general and administrative expenses for the three months ended June 30, 2020 decreased $1.1 million, or 16.8%, compared with the corresponding period in 2019. The decline was due to cost reduction initiatives, along with a decrease in severance expense and a decline in travel and entertainment costs as a consequence of the COVID-19 pandemic, which were approximately $0.7 million, collectively, compared with the corresponding period in 2019.

Total general and administrative expenses for the six months ended June 30, 2020 increased $0.4 million, or 3.1% compared with the corresponding period in 2019. The increase was primarily due to a $0.9 million increase in professional fees driven by  an increase in consulting fees for business development and project management training and an increase in audit related fees. Additionally, employee-related expenses increased approximately $0.2 million, due to higher incentive compensation costs, along with an increase in stock-based compensation expenses of $0.2 million. These increases were largely offset by a $1.1 million decrease in other expenses largely driven by cost reduction initiatives, combined with a reduction of travel and entertainment costs due to the COVID-19 related restrictions on travel and in-person meetings.

Other (Income) Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Interest expense, net	$1,566	$1,519	$3,099	$2,993
Other income, net	(499)	(343)	(621)	(668)
Total	$1,067	$1,176	$2,478	$2,325

Total other expense, net, for the three months ended June 30, 2020 decreased $0.1 million, or 9.3%, compared with the corresponding period in 2019. The decrease was primarily due to a $0.1 million increase in interest income, partially offset by an immaterial increase in interest expense.

Total other expense, net, for the six months ended June 30, 2020 increased $0.2 million, or 6.6%, compared with the corresponding period in 2019, primarily due to recognizing a foreign currency loss of $0.1 million in 2020 compared to a foreign currency gain of $0.2 million in 2019 related to our Canadian business. This was offset by an approximately $0.2 million decrease in fees related to our revolving credit facility.

Income Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2020	2019	2020	2019
Income tax expense	$196	$15	$244	$79

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

For each of the three and six months ended June 30, 2020, we recorded income tax expense from continuing operations of $0.2 million, respectively, compared with income tax expense from continuing operations in each of the corresponding periods in 2019 of less than $0.1 million. The difference between our effective tax rate and the federal statutory tax rate for the three and six months ended June 30, 2020 and 2019 is primarily related to the current year Canadian income tax provision and the partial valuation allowances recorded on our U.S. deferred tax assets. The increase in income tax provision from continuing operations for the three and six months ended June 30, 2020 compared to the corresponding periods in 2019 was primarily the result of the $0.2 million current year Canadian income tax provision. In addition, the increase in the indefinitely-lived deferred tax liability outpaced the increase in the indefinitely-lived deferred tax assets, which resulted in additional deferred tax expense of less than $0.1 million and $0.1 million, respectively.

Discontinued Operations

See “Note 5—Changes in Business” to the unaudited condensed consolidated financial statements included in this Form 10-Q for information regarding discontinued operations.

Liquidity and Capital Resources

During the six months ended June 30, 2020, our principal sources of liquidity were proceeds received from our Rights Offering, which expired March 2, 2020, pursuant to which we issued 5,384,615 shares of our common stock and received net proceeds of $6.6 million, borrowings under the MidCap Facility and effective management of our working capital. Our principal uses of cash were to pay for customer contract-related material, labor and subcontract labor, operating expenses, and interest expense on the New Centre Lane Facility and the MidCap Facility. See discussion in “Note 9—Debt” to the condensed consolidated financial statements included in this Form 10-Q for additional information about the New Centre Lane Facility and the MidCap Facility.

Net Cash Flows

Our net consolidated cash flows, including cash flows related to discontinued operations, consisted of the following:

	Six Months Ended June 30,
(in thousands)	2020	2019
Cash flows provided by (used in):
Operating activities	$(9,386)	$(1,025)
Investing activities	(89)	(161)
Financing activities	6,324	72
Effect of exchange rate changes on cash	(149)	—
Net change in cash, cash equivalents and restricted cash	$(3,300)	$(1,114)

Cash and Cash Equivalents

As of June 30, 2020, our operating unrestricted cash and cash equivalents decreased by $3.3 million to $4.1 million from $7.4 million as of December 31, 2019. As of June 30, 2020, $2.1 million of operating cash was held in U.S. bank accounts and $2.0 million was held in Canada.

Operating Activities

Cash used in operating activities was $9.4 million for the six months ended June 30, 2020, a net change of $8.4 million compared to the corresponding period in 2019. The net change of $8.4 million in cash used for operating activities was the result of a net increase in working capital of $8.8 million, a $0.8 million decrease in net income, partially offset by a $0.9 million increase from a reduction of an income tax benefit for discontinued operations, a $0.2 million increase to stock-based compensation, and a $0.1 million increase in deferred income tax and deferred financing costs when compared to the same period last year. The comparative period over period increase of $8.8 million in working capital was the result of a $19.7 million increase in accounts receivable coupled with an increase in other current assets, offset in part by a $4.2 million increase in accrued compensation and benefits, a $0.8 million increase in accounts payable, and a $7.2 million increase in short-term borrowing due to increased demand and expansion of our services throughout the United States and Canada.

Investing Activities

Cash flows from investing activities were insignificant for the six months ended June 30, 2020, consistent with the corresponding period in 2019.

Financing Activities

The MidCap Facility grants the lender dominion over our depository bank accounts. As such, our weekly borrowings under the MidCap Facility are our primary source of liquidity. During the first six months of 2020, our borrowings under the MidCap

Facility exceeded our repayments from customer cash receipts by $0.5 million. At any point in time, the outstanding balance under the MidCap Facility is a function of the timing of collections of our customer cash receipts and the timing of our cash expenditure needs for the following week for payment of trade payable obligations and payroll and related tax obligations.

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

On March 2, 2020, our Rights Offering expired upon its successful completion, pursuant to which we issued 5,384,615 shares of our common stock and received net proceeds of $6.6 million.

Effect of Exchange Rate Changes on Cash

For the six months ended June 30, 2020, the effect of Canadian foreign exchange rate changes on our cash balances was not material.

Dividends

We have not paid dividends to holders of our common stock since March 2015, and do not anticipate declaring dividends in the near term. As of June 30, 2020, the terms of the New Centre Lane Facility and MidCap Facility restricted our ability to pay dividends. In addition, declaration and payment of future dividends would depend on many factors, including, but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and is at the discretion of our Board of Directors.

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

We believe that we have sufficient resources to satisfy our 2020 working capital requirements, as we amended our existing credit facilities with Centre Lane on January 13, 2020, and MidCap on each of January 13, 2020 and August 1, 2020, as described above. In addition, we successfully completed our Rights Offering, which expired March 2, 2020, pursuant to which we issued 5,384,615 shares of our common stock and received net proceeds of $6.6 million. Due to oversubscriptions under the Rights Offering, Wynnefield Capital, Inc., was not required to backstop the Rights Offering. We are using the net proceeds from the Rights Offering, combined with the additional borrowing capacity provided by our amended MidCap Facility, for working capital and general corporate purposes to fund certain of our strategic growth initiatives. In the event that we are unable to address potential liquidity shortfalls in the future, management will need to seek additional funding, which may not be available on reasonable terms, if at all, and our ability to access such funding may be limited by financial and economic conditions resulting from the COVID-19 pandemic. Any inability to access funding may result in management concluding that our liquidity position raises substantial doubt about our ability to continue as a going concern.

While we have been affected by the COVID-19 pandemic, we currently cannot predict the ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows, as such impact is dependent on future developments, including the duration and severity of the pandemic and the related length of its impact on the global economy, which remain uncertain and cannot be predicted at this time. In April 2020, the Company experienced a temporary suspension for projects in New York requiring a phased reopening which resulted in the job sites being fully functional by the beginning of June 2020. In addition, there was an increase in COVID-19 cases at Plant Vogtle in July 2020, which resulted in the Company working with customers, clients, and job site leadership to provide more strategic focus and resources towards implementing enhanced safety protocols to fight the spread of the COVID-19 virus. Management will continue to closely monitor conditions using the data available and will draw on the expertise of health officials, including the latest recommendations from the Centers for Disease Control and Prevention and the on-site medical professionals. Our liquidity, as well as our ability to satisfy our working capital requirements, may be adversely affected to some degree by the COVID-19 pandemic. We currently believe that the impact of COVID-19 will not negatively impact our ability to comply with the covenants under our existing credit facilities. However, we cannot provide any assurance that the assumptions used to estimate our liquidity requirements will remain accurate due to the unprecedented nature and the unpredictability of the COVID-19 global pandemic and its potential impact on us and our customer base. As a consequence, our estimates of the duration and severity of the pandemic and its impact on our future earnings and cash flows could change and have a material impact on our results of operations and financial condition. In addition, even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of the pandemic’s global economic impact, including any recession that has occurred or may occur in the future.

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

As of June 30, 2020, we had a contingent liability for issued and outstanding standby letters of credit, generally issued to secure performance on customer contracts. As of June 30, 2020, we had $0.9 million of outstanding standby letters of credit and there were no amounts drawn upon these letters of credit. In addition, as of June 30, 2020, we had outstanding surety bonds of $61.6 million. Our subsidiaries also provide financial guarantees for certain contractual obligations in the ordinary course of business.

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

Item 4.     Controls and Procedures.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. The Company’s management, under the supervision of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on that evaluation our Chief Executive Officer and Chief Financial Officer concluded that as of that date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Under the applicable SEC rules, management is required to evaluate any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As discussed in “Item 9A. Controls and Procedures” of the 2019 Report, we designed a remediation plan to strengthen our financial reporting and accounting functions and have taken remediation steps to address those material weaknesses. We also continue to take meaningful steps to enhance our disclosure controls and procedures and our internal control over financial reporting by strengthening our financial reporting and accounting functions.

While we continue to implement design enhancements to our internal control procedures, we believe there were no changes to our internal control over financial reporting which were identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic has affected, and may further adversely affect, our business, operating and financial results, and liquidity, and could continue to have a material and adverse effect on our business, results of operations and financial condition in the future.

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the President of the United States declared the outbreak a national emergency. In response to the COVID-19 pandemic, federal, provincial, state, county and local governments and public health organizations and authorities around the world have implemented a variety of measures intended to control the spread of the virus, including quarantines, “shelter-in-place,” “stay-at-home” and similar orders, travel restrictions, school closures, business curtailments and closures, social distancing and hygiene requirements, and other measures. While some of these restrictions have been lifted in certain regions, others have maintained such measures; in addition, as COVID-19 cases begin to increase in certain locations, previously lifted measures may be reimposed, or additional restrictions put in place.

We anticipate that our future results of operations, including the results for the year ending December 31, 2020, will be impacted by the COVID-19 outbreak, but at this time we do not currently expect that the impact from the COVID-19 outbreak will have a material effect on our liquidity or financial position. The severity, magnitude and duration of the current COVID-19 outbreak, including whether there is a “second wave,” is uncertain, rapidly changing and hard to predict. While the full impact of COVID-19 and the long-term worldwide reaction to it and impact from it remains unknown at this time, government reactions to the pandemic and restrictions and limitations applied by such governments as a result, continued widespread growth in infections, travel restrictions, quarantines, or site closures as a result of the virus could, among other things, impact the ability of our  employees and our contractors to perform their duties, cause increased technology and security risk due to extended and company-wide telecommuting, lead to disruptions in our supply chain (including necessary vendors or service providers), lead to a disruption in our infrastructure acquisition or permitting activities and cause disruption in our relationship with our customers.

For example, as a result of the pandemic and various governmental orders, a significant number of our corporate, accounting and finance employees are currently working remotely, and we have altered our operations to allow for appropriate social distancing and hygiene, invested in additional employee safety equipment, implemented additional cleaning measures, and adapted new processes for interactions with our suppliers and customers to safely manage our operations, any or all of which could lead to decreased efficiency and productivity in our workforce and our operations. In addition, management is focused on mitigating the effects of the COVID-19 pandemic, which has required and will continue to require a large investment of time, energy, resources and focus. In April 2020, we experienced a temporary closure on an energy and industrial project in New York and, in July 2020, implemented stricter safety precautions due to an increase in COVID-19 cases at a nuclear project in Georgia. The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that are uncertain and that we are not able to predict, including the following (all of which are highly uncertain and cannot be predicted):

●	the severity of the virus;
●	the ultimate duration and scope of the pandemic, including whether there is a “second wave”;
●	governmental, business, individual and other actions taken in response to the pandemic;
●	the effect on our suppliers and disruptions to the global supply chain;
●	the impact on economic activity;
●	the extent and duration of the impact on the economy and spending, including the current recession in the United States;
●	the effect on our customers and their ability to pay for our services;
●	the effect of any closures or other changes in operations of our and our suppliers’ or customers’ facilities;
●	the health of and the effect on our employees and our ability to meet staffing needs in our construction and other critical functions, particularly if and when employees become ill, are quarantined as a result of exposure, or are reluctant to show up for work;
●	our ability to provide services, including as a result of travel restrictions, work from home requirements and arrangements, and other restrictions or changes in behavior or preferences for interactions;
●	the effect on employee healthcare costs;
●	restrictions or disruptions to transportation;
●	the potential effects on our internal controls, including those over financial reporting, as a result of changes in working arrangements that are applicable to our employees and business partners; and
●	the effect on our ability to access capital on favorable terms and continue to meet our liquidity needs, as well as our ability to remain in compliance with the covenants of our debt facilities.

Additionally, the COVID-19 outbreak has significantly impacted economic activity and markets around the world, and COVID-19 or another similar outbreak could negatively impact our business in numerous ways, including, but not limited to, the following:

●	our revenue may be reduced if the current economic recession caused by the pandemic continues for an extended period of time, to the extent our customers are materially negatively impacted or it leads to a prolonged decrease in the demand for natural gas, to a lesser extent, natural gas liquids and/or crude oil;
●	our operations may be disrupted or impaired if a significant portion of our employees or our contractors are unable to work due to illness or if our operations are suspended or temporarily shut-down or restricted due to control measures designed to contain the pandemic or a specific outbreak;
●	the operations of our upstream counterparties, our suppliers, and our vendors may be curtailed by many of the same challenges we face and, as such, may not be able to meet their minimum volume delivery obligations under their agreements with us, and
●	the disruption and instability in the financial markets and the uncertainty in the general business environment may affect opportunities to enhance our liquidity position and long-term financial flexibility.

Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession that has occurred or may occur in the future.

In addition, to the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening or exacerbating many of the other risks set forth in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, such as those relating to our financial performance and debt obligations. The continuing rapid development and fluidity of this unprecedented situation precludes any prediction as to the ultimate adverse impact of COVID-19 on our business, including those set forth above.

We currently cannot predict the ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows, as such impact is dependent on future developments, including the duration and severity of the pandemic and the related length of its impact on the global economy, which remain uncertain and cannot be predicted at this time. We and our liquidity, as well as our ability to satisfy our working capital requirements, may be adversely affected to some degree by the COVID-19 pandemic. We currently believe that the impact of COVID-19 on us will not negatively impact our ability to comply with the covenants under our existing credit facilities. However, we cannot provide any assurance that the assumptions used to estimate our liquidity requirements will remain accurate due to the unprecedented nature and the unpredictability of the COVID-19 global pandemic and its potential impact on us and our customer base. As a consequence, our estimates of the duration of the pandemic and its impact on our future earnings and cash flows could change and the COVID-19 pandemic could have a material impact on our results of operations and financial condition.

Item 6.	Exhibits.
Exhibit	Description
10.1*	Form of Time-Based Restricted Share Unit Award Agreement (March 31, 2020) (filed as Exhibit 10.4 to our Form 10-Q filed with the Commission on May 13, 2020 and incorporated herein by reference).
10.2*

Form of Performance-Based Restricted Share Unit Award Agreement (March 31, 2020) (filed as Exhibit 10.5 to our Form 10-Q filed with the Commission on May 13, 2020 and incorporated herein by reference).

10.3*	2015 Equity Incentive Plan (as amended and restated as of May 12, 2020) (filed as Exhibit 10.6 to our Form 10-Q filed with the Commission on May 13, 2020 and incorporated herein by reference).
10.4

Amendment No. 4 to Credit and Security Agreement, dated August 1, 2020, by and among the Company and the other borrowers from time to time party thereto, as Borrowers, MidCap Funding IV Trust, as Agent and as a Lender, and the additional lenders from time to time party thereto.♦

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

WILLIAMS INDUSTRIAL SERVICES GROUP INC.

Date: August 12, 2020	By:	/s/ Randall R. Lay
Randall R. Lay
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial and accounting officer of the registrant)