Form 10-K
period 2020-12-31
Williams Industrial Services Group Inc.
filed 2021-03-31
CIK 1136294

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

Commission File No. 001-16501

Williams Industrial Services Group Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	73-1541378 (I.R.S. Employer Identification No.)

100 Crescent Centre Parkway, Suite 1240

Tucker, GA 30084

(Address of registrant’s principal executive offices and zip code)

Registrant’s telephone number, including area code: (770) 879-4400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	WLMS	NYSE American

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ◻ No ⌧

As of June 26, 2020, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $22,869,113 (based upon the closing price on June 26, 2020 of $1.32 per share).

As of March 18, 2021, there were 25,583,715 shares of common stock of Williams Industrial Services Group Inc. outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of the Form 10‑K to the extent stated herein. The Proxy Statement or an amended report on Form 10‑K will be filed within 120 days of the registrant’s year ended December 31, 2020.

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

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2020 (this “Form 10-K”) and its exhibits contain or incorporate by reference various forward-looking statements that express a belief, expectation or intention or are otherwise not statements of historical fact. Forward-looking statements generally use forward-looking words, such as “may,” “will,” “could,” “should,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast” and other words that convey the uncertainty of future events or outcomes. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. Investors should not place undue reliance on any of these forward-looking statements. Except as required by law, we undertake no obligation to further update any such statements, or the risk factors described in “Part I—Item 1A. Risk Factors,” to reflect new information, the occurrence of future events or circumstances or otherwise.

The forward-looking statements in this filing do not constitute guarantees or promises of future performance. The following important factors could cause actual outcomes and results to differ materially from those expressed in our forward-looking statements:

●	our level of indebtedness;
●	our ability to make interest and principal payments on our debt and satisfy the financial and other covenants contained in our debt facilities, as well as our ability to engage in certain transactions and activities due to limitations and covenants contained in such facilities;
●	our ability to generate sufficient cash resources to continue funding operations, including investments in working capital required to support growth-related commitments that we make to our customers, and the possibility that we may be unable to obtain any additional funding as needed or incur losses from operations in the future;
●	exposure to market risks from changes in interest rates, including changes to or replacement of the London Interbank Offered Rate (“LIBOR”);
●	failure to maintain effective internal control over financial reporting and disclosure controls and procedures in the future;
●	our ability to attract and retain qualified personnel, skilled workers, and key officers;
●	failure to successfully implement or realize our business strategies, plans and objectives of management, and liquidity, operating and growth initiatives and opportunities, including our expansion into international markets;
●	the loss of one or more of our significant customers;
●	our competitive position;
●	market outlook and trends in our industry, including the possibility of reduced investment in, or increased regulation of, nuclear power plants and declines in public infrastructure construction and reductions in government funding, including funding by state and local agencies;
●	costs exceeding estimates we use to set fixed-price contracts;
●	harm to our reputation or profitability due to, among other things, internal operational issues, poor subcontractor performances or subcontractor insolvency;
●	potential insolvency or financial distress of third parties, including our customers and suppliers;
●	our contract backlog and related amounts to be recognized as revenue;
●	our ability to maintain our safety record, the risks of potential liability and adequacy of insurance;
●	adverse changes in our relationships with suppliers, vendors, and subcontractors;
●	compliance with environmental, health, safety and other related laws and regulations;
●	limitations or modifications to indemnification regulations of the U.S. or Canada;
●	our expected financial condition, future cash flows, results of operations and future capital and other expenditures;
●	the impact of general economic conditions including the current economic disruption and any recession resulting from the COVID-19 pandemic;
●	the impact of the COVID-19 pandemic on our business, results of operations, financial condition, and cash flows;
●	the potential for additional COVID-19 cases to occur at our active or future job sites, as has occurred at our Plant Vogtle site in Georgia, which potentially could impact cost and labor availability;
●	information technology vulnerabilities and cyberattacks on our networks;
●	our failure to comply with applicable laws and regulations, including, but not limited to, those relating to privacy and anti-bribery;
●	our participation in multiemployer pension plans;
●	the impact of any disruptions resulting from the expiration of collective bargaining agreements;
●	the impact of natural disasters and other severe catastrophic events (such as the ongoing COVID-19 pandemic);

●	the impact of changes in tax regulations and laws, including future income tax payments and utilization of net operating loss (“NOL”) and foreign tax credit carryforwards;
●	volatility of the market price for our common stock;
●	our ability to maintain our stock exchange listing;
●	the effects of anti-takeover provisions in our organizational documents and Delaware law;
●	the impact of future offerings or sales of our common stock on the market price of such stock;
●	expected outcomes of legal or regulatory proceedings and their anticipated effects on our results of operations; and
●	any other statements regarding future growth, future cash needs, future operations, business plans and future financial results.

These forward-looking statements represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to risks, uncertainties, and other factors, including unpredictable or unanticipated factors that we have not discussed in this Form 10-K. In addition, some of these risks, uncertainties and other factors have been, and may further be, exacerbated by the COVID-19 pandemic. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by the forward-looking statements.

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

Part I

Item 1.  Business.

Overview

Williams Industrial Services Group Inc. was incorporated in 2001 under the name “Global Power Equipment Group Inc.” under the laws of the State of Delaware and became the successor to GEEG Holdings, LLC, which was formed as a Delaware limited liability company in 1998. Effective June 29, 2018, Global Power Equipment Group Inc. changed its name to Williams Industrial Services Group Inc. (together with its wholly owned subsidiaries, “Williams,” the “Company,” “we,” “us” or “our,” unless the context indicates otherwise) to better align its name with the Williams business (as defined below), and our stock now trades on the NYSE American LLC (the “NYSE American”) under the ticker symbol “WLMS.” Williams has been safely helping plant owners and operators enhance asset value for more than 50 years. We provide a broad range of construction, maintenance, and support services to customers in energy, power, and industrial end markets. Our mission is to be the preferred provider of construction, maintenance, and specialty services through commitment to superior safety performance, focus on innovation, and dedication to delivering unsurpassed value to our customers.

Our Restructuring

We completed the restructuring of our Company in 2018. Beginning in 2016, we shifted our strategy to become a preferred provider of construction, maintenance, and specialty services, to exit all product manufacturing businesses and to use the proceeds from the sales to reduce and restructure our term debt. To effect this change, in the third quarter of 2017, we made the decision to exit and divest substantially all the operating assets and liabilities of our Mechanical Solutions segment, which we completed in the fourth quarter of 2017, as described below. Additionally, we made the decision to exit and sell our Electrical Solutions segment (which was comprised solely of Koontz-Wagner, a wholly owned subsidiary of the Company) in the fourth quarter of 2017. We determined that these two segments met the definition of discontinued operations, and, as a result, they (including TOG Manufacturing Company, Inc. and TOG Holdings, Inc., which were sold in July 2016) have been presented as discontinued operations for all periods presented. Additionally, in January 2017, we sold the stock of our wholly owned subsidiaries, Hetsco Holdings, Inc. and Hetsco, Inc. (collectively, “Hetsco”). However, the Mechanical Solutions and Electrical Solutions segments were the only components of the business that qualified as discontinued operations for all periods presented. Unless otherwise specified, the financial information and discussion in this Form 10-K are based on our continuing operations (previously referred to as our Services segment); they exclude any results of our discontinued operations. Please refer to “Note 5—Changes in Business” to the consolidated financial statements included in this Form 10-K for additional information.

In spite of our efforts, which included retaining financial advisors to sell all or part of Koontz-Wagner’s operations, inside or outside of a federal bankruptcy or state court proceeding (including Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”)), the proposed disposition did not progress as planned due, primarily, to the absence of viable bids in the sale process, the inability of Koontz-Wagner to fund its ongoing operations or obtain financing to do so, and Koontz-Wagner’s deteriorating financial performance. As a result, on July 11, 2018, Koontz-Wagner filed a voluntary petition for relief under Chapter 7 of Title 11 of the Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of Texas. The filing was for Koontz-Wagner only, not for the Company as a whole, and was separate and distinct from the Williams business and operations.

On October 11, 2017, we sold substantially all of the operating assets and liabilities of our Mechanical Solutions segment and used a portion of the $40.9 million net proceeds to pay down $34.0 million of our outstanding debt and related fees, including full repayment of the first-out loan, provided for by the first amendment to the Initial Centre Lane Facility (as defined below) for an additional aggregate principal amount of $10.0 million and the upfront fee on the 4.5-year senior secured term loan facility, entered into June 16, 2017, with an affiliate of Centre Lane Partners, LLC (“Centre Lane”) as Administrative Agent and Collateral Agent, and the other lenders from time to time party thereto (as amended, the “Initial Centre Lane Facility”). Additionally, on October 31, 2017, we completed the sale of our manufacturing facility in Mexico and auctioned the remaining production equipment and other assets for net proceeds of $3.6 million, of which $1.9 million was used to reduce the principal amount of the Initial Centre Lane Facility. The remaining proceeds from such sales were used to fund working capital requirements.

As a result of the sale of our Mechanical Solutions segment and the bankruptcy of Koontz-Wagner, we review financial information presented on a company-wide basis. Therefore, as of December 31, 2020, we concluded that we continue to have a single reporting segment which is comprised of Williams Industrial Services Group, LLC (collectively with Williams Plant Services, LLC, Williams Specialty Services, LLC, Williams Industrial Services, LLC, Williams Industrial Services Canada, LTD,  the “Williams business”), as we did as of December 31, 2019 and 2018.

In 2018, we implemented major cost reduction initiatives to reduce our overhead costs, including restructuring and consolidating our corporate functions, and began working on a comprehensive strategic plan to grow and improve our business, which was finalized in early 2019. Our strategy has been focused on developing a comprehensive strategic plan to grow and improve our operations, strengthen our core competencies, aggressively manage working capital, and reduce costs in order to improve liquidity and reduce debt.

In order to improve our efforts to satisfy our working capital requirements in 2020, we refinanced our then-existing credit facilities on January 13, 2020 and we successfully completed our registered offering of subscription rights to purchase shares of our common stock to existing holders of our common stock (the “Rights Offering”), the offer period for which expired March 2, 2020, pursuant to which we issued 5,384,615 shares of our common stock and received net proceeds of $6.5 million. Further to our efforts to more efficiently fund our working capital requirements, reduce our cost of capital, and accommodate our strategic growth initiatives, in December 2020, we entered into new credit facilities which included senior secured term loan facilities in an aggregate principal amount of up to $50.0 million (collectively, the “Term Loan”), consisting of a $35.0 million closing date term loan facility and up to $15.0 million of borrowing under a delayed draw term loan facility with EICF Agent LLC (“EICF”), an affiliate of Energy Impact Partners, as agent, and CION Investment Corporation as a lender and co-lead arranger; and a senior secured asset-based revolving line of credit of up to $30.0 million (the “PNC Facility”) with PNC Bank, National Association (“PNC”), which refinanced and replaced our previous credit facilities. For additional information, please refer to “Note 11—Debt” to the consolidated financial statements included in this Form 10-K.

Our common stock began trading on the NYSE American on February 22, 2021 under the ticker symbol “WLMS”. This was the final stage in our restructuring process, and we believe it provides us the opportunity to have increased visibility from a significantly broader pool of investors.

Our success in our operations is based on our effectiveness in using estimating and planning technologies, deploying rigorous project management techniques, initiating various process improvement projects, and employing experienced industry-recognized sales professionals. We expect to continue to leverage the strength of the Williams brand, capitalize on our industry knowledge and customer relationships and safely provide timely, reliable services for our customers to grow revenue. We are excited about Williams’ anticipated future growth potential, the foundation of which is adherence to our core values. We plan to continue to successfully execute our strategic plan with discipline, passion, and persistence. We believe we are well positioned to grow our business, and to realize the operating leverage our restructuring has created.

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including its impact on our customers, employees, suppliers, and vendors. The effects of COVID-19 have impacted some of our projects; for instance, in July 2020, we experienced an increase in COVID-19 cases at a nuclear plant construction project in Georgia, in response to which we began to administer and enforce stricter safety precautions. In April 2020, we experienced a temporary suspension for projects in New York which required a phased reopening. Although projects in New York caused slight delays, the job sites were fully functional by the beginning of June 2020. Additionally, during the third quarter of 2020, we experienced a delay in a nuclear project and an outage cycle in Louisiana, and have experienced a slow-down in business development activities and bid opportunities, particularly on the eastern shore of the Lake Huron area in Ontario, Canada due to COVID-19. Although the majority of stay-at-home orders were phased-out by the end of the second quarter of 2020, we are still experiencing impacts associated with the COVID-19 project specific protocols. While the Company has not yet experienced a material negative impact on its operational results, these project specific requirements are expected to remain in place for the foreseeable future, which will continue to impact project schedules and workflow going forward. Our results of operations for 2020 were impacted by the COVID-19 pandemic, and we anticipate that our future results of operations will continue to be impacted by the COVID-19 outbreak, but at this time do not expect that the impact from the COVID-19 outbreak will have a material negative effect on the Company’s business. However, given the speed and frequency of continuously evolving developments and inherent uncertainty with respect to this pandemic, including the duration and severity of the pandemic and the related length of its impact on the economy, we cannot provide any assurance that such impacts will not grow and become material to our liquidity or financial position and currently cannot predict the ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows. For additional information, see “Item 1A. Risk Factors--Risk Factors Related to our Operations”. The COVID-19 pandemic has affected, and may further adversely affect, our business, operating and financial results, and liquidity, and could have a material and adverse effect on our business, results of operations and financial condition in the future.

Our Business

We provide a comprehensive range of construction, maintenance, and support services to customers in energy, power, and industrial end markets. We provide these services both on a constant presence basis and for discrete projects. The services we provide are designed to improve or sustain operating efficiencies and extend the useful lives of process equipment.

Our services include the following:

●	Plant Maintenance, Modification and Construction. We perform a full range of critical services, including maintenance, modification, repair and other capital project services designed to extend the life cycles of nuclear, paper, chemical, fossil fuel, industrial gas, hydro power, natural gas, municipal water and wastewater and other facilities for customers in energy, power and industrial end markets.
●	Water/Wastewater System New Installation, Expansions and Modifications. We install, maintain, and modify water and wastewater systems, including piping, pumping, storage tank and other related facilities.
●	Painting and Coatings. We perform cleaning, surface preparation, coatings application, quality control and inspection testing on major coating projects for nuclear and fossil fuel power plants, industrial facilities, and petrochemical plants.
●	Insulation. We provide a variety of industrial insulation services, primarily in power generation installations.
●	Asbestos and Lead Abatement. We provide abatement services for the removal of asbestos and heavy metal-based coatings such as lead paint. We do not take ownership of hazardous materials and do not assume responsibility for the liability associated with the materials other than for our actions meeting applicable statutory and regulatory requirements.
●	Roofing Systems. We replace, repair and upgrade industrial facility roofing systems, primarily at pulp and paper manufacturing facilities and nuclear power plant locations.
●	Analog to Digital Conversions. We provide services to convert analog control systems to digital control systems to enhance reliability and, accuracy, and increase output of operating plants. Utilities will continue to make significant capital investments in these upgrades throughout the industry. We have extensive experience in performing these upgrades, based on our successful history of completing several projects across our fleet of customers. Moreover, we see substantial opportunity to leverage our experience with performing these projects in the future as the industry continues to invest in these upgrades.

●	Canada Nuclear. We currently only perform professional services for power companies in Canada but are beginning to bid for maintenance, modification, and construction services in order to expand our geographic market reach throughout North America. Two power companies in Canada are performing major plant refurbishments and upgrades to extend the lives of several operating units. Our experience working on nuclear plants in the U.S. is directly translatable to work being performed on the plants in Canada. Further, additional vendors from outside of Canada are needed to provide the experience and capacity required to perform this work. Therefore, we developed a strategic growth initiative to pursue nuclear plant maintenance, modifications, and construction in Canada.
●	Nuclear Decommissioning. We provide decommissioning services to U.S. nuclear stations that have been retired. Several U.S. nuclear stations have already been shut down, and several more shutdowns are planned. After shutdown, the plants must be decommissioned. This process takes many years. We are working with the owner and prime contractor for decommissioning work on two sites and are targeting the decommissioning market as it grows.
●	Nuclear Power Plant Services and New Nuclear Power Plant Construction. We are one of a limited number of companies qualified to perform comprehensive services anywhere in U.S. nuclear power facilities under the rules issued by the U.S. Nuclear Regulatory Commission (the “NRC”). Additionally, we are one of only a small number of contractors with a qualified and audited Nuclear Quality Assurance (“NQA-1”) Program, which is required to perform construction of “Safety” related systems in new nuclear power plants. Through our Appendix B Program and other programs, we provide training, certifications, and ongoing safety monitoring to all of our employees working at nuclear sites and have been one of the leading providers of coatings at U.S. nuclear facilities for almost 40 years. Under the rules issued by the NRC, owners of nuclear facilities must qualify contractors by requiring the contractors to demonstrate that they will comply with NRC regulations on quality assurance, reporting of safety issues, security and control of personnel access and conduct. For the majority of our maintenance and project work, we directly hire the labor and provide the management and supervision to perform the work directly for the owner. In some cases, we act as a general contractor and subcontract portions of the work or, alternatively, subcontract our services to full scope engineering, procurement, and construction (“EPC”) firms or general contractor firms. We maintain good relationships with the utilities, the EPC firms, the general contractor firms, and relevant engineering firms.

We provide these services throughout the U.S. and Canada, primarily on a direct hire basis, with experienced craft laborers who are directed and managed by an experienced team of supervisors and project managers across our network. We also act as a general contractor where we manage multiple subcontractors and, in other cases, we are retained as a subcontractor on a project. Our flexible staffing model enables us to meet seasonal and outage demand without being restricted by internal capacity limitations, thereby minimizing our fixed costs.

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

We are moving away from providing construction and maintenance services related to oil and gas. The construction and maintenance services we provide for oil and gas is not considered a key service and discontinuing these services will not adversely affect our operations or future revenue stream.

In 2020, we contracted for 89% of our revenue on cost-plus contracts that provide for reimbursement of costs incurred plus an amount of profit. The remaining 11% of our revenue was generated from fixed-price contracts.

Safety

For over 14 years, we have maintained a safety record in the top quartile of the industry, benefiting both us and our customers. We also maintain a broad range of professional certifications and memberships in national organizations relevant to the performance of many of the specialized services we provide.

In fiscal year 2020, the COVID-19 pandemic had a significant impact on our safety and human capital management. We continue to institute remote work policies for the corporate office in Tucker, Georgia, and allow a more flexible schedule when feasible. Our enhanced safety policies at our worksites include: modified cleaning schedules, social distancing, facial covering requirements, employee screening practices, and contract tracing methods to meet Centers for Disease Control and Prevention guidelines. The Company, its employees, and families, have experienced the same loss felt around the globe and will continue the measures necessary to preserve the health and wellbeing of our workforce.

Market Overview

Power Generation Market and the Industrial Services Industry.  The U.S.  and Canadian industrial services industry is a multi-billion dollar industry, broadly defined as routine modification, maintenance and technical services provided to industrial facilities ranging from manufacturing facilities to power generation plants. The industry continues to benefit from a shift towards outsourcing as plant operators seek to alleviate financial constraints, reduce labor costs, increase labor utilization and productivity, and eliminate operational redundancies. Due to the impact of COVID-19, we have seen a decrease in new business development based on restrictions on travel and in-person meetings and stricter safety guidelines, coupled with decreased spending related to market uncertainty.

We expect that power industry demand for these services will be driven by the following factors in the future:

●	Aging Power Generation Infrastructure Increases Demand for Plant Maintenance and Decommissioning Services. According to the U.S. Energy Information Administration (the “EIA”), more than half of the electrical generating capacity in the U.S. was placed in service before 1990. Coupled with the relatively limited number of large-scale power generation facilities being constructed in the U.S., the efforts to maintain older plants of all types and to take advantage of newer and more efficient technologies at existing sites result in opportunities for companies providing services to plant operators. The low price of natural gas is driving demand for new, upgraded and replacement electric generation capacity toward combined cycle gas powered plants, which are more economical to run. With natural gas pricing expected to remain low, this is also driving the conversions of simple cycle plants to combined cycle technology.

Additionally, at the end of December 2019, the United States had 96 operating commercial nuclear reactors at 58 nuclear power plants in 29 states. The average age of these nuclear reactors is about 38 years old. Although in 2019 there were fewer operating nuclear reactors than in 2013, total nuclear electricity generation capacity at the end of 2019 was about the same as total capacity in 2003, when the United States had 104 operating reactors. Power plant uprates—modifications to increase capacity—at nuclear power plants have made it possible for the entire operating nuclear reactor fleet to maintain a relatively consistent total electricity generation capacity. These uprates, combined with high capacity utilization rates (or capacity factors), have helped nuclear power plants maintain a consistent share of about 20% of total annual U.S. electricity generation since 1990. Some reactors have also increased annual electricity generation by shortening the length of time reactors are offline for refueling.

While the remainder of the operating plants are planned to operate 60 to 80 years with a stable amount of required generating capacity, utilities plan to invest in maintenance, modification, and upgrades to enable continued operations. Furthermore, as of September 2019, the NRC had extended the licenses of approximately 89 reactors. These older nuclear reactors require extensive ongoing engineering and maintenance services to support operations and improve performance. Nuclear power plants in the U.S. are subject to a rigorous program of NRC oversight, inspection, preventive and corrective maintenance, equipment replacement and equipment testing. Nuclear power plants are required to go offline to refuel at intervals of no more than 24 months and to perform condition monitoring and preventive maintenance during every refueling outage. While decommissioning work on retired nuclear reactors provides opportunities for growth, the focus is on extending the life of plants through capital improvements.

●	North America Infrastructure Growth. Increased levels of crude oil, natural gas, and natural gas liquid production and accelerated new build and expansion of pipeline and related infrastructure to reduce transportation bottlenecks and bring more petroleum products to key markets. The value proposition of low-cost shale resources is altering the landscape for pipelines, terminals, refineries, chemical facilities, and power generation assets. Infrastructure growth and modifications provide opportunities for us to assist in the construction and maintenance of these facilities.
●	Standby and Distributed Power Generation. Unlike central station generation, standby and distributed power generation equipment can sit on either side of the utility meter and may be owned by a utility, a customer or a third party. Peak energy demand requirements and higher costs, as well as transmission and distribution infrastructure limits, are driving investment into this space. The growth in industries with high power demand

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
●	Oil and Gas Production. The fundamental transformation of the U.S. from a net importer to a net exporter of petroleum products and the increase in capacity required for domestic production, has created an opportunity to serve this industry. Natural gas production exceeded 111.2 billion cubic feet per day in 2020 compared to 92.8 billion cubic feet per day in 2019, and crude oil production continued to be high, producing 11.3 million barrels per day in 2020, although slightly down from the record high of 12.2 million barrels per day in 2019. The growing demand for specialized workers and labor offers us the opportunity to leverage our experience to support midstream terminals, refinery, and process facilities to provide maintenance services and capital improvement projects.
●	Water and Wastewater Treatment Infrastructure Maintenance and Capital Improvements Demand. Population growth and the percentage of the population served by public systems has accelerated our expansion in water and wastewater infrastructure maintenance and capital improvements. The growing demand for water and wastewater treatment facilities provide us the opportunity to deliver services for capital upgrades and maintenance on booster pump stations, well buildouts, treatment expansions, lift stations, and pipe installation, along with other services that we can provide to enhance our brand.

We also provide similar services to industrial wastewater treatment customers in the pulp and paper and other sectors that require wastewater treatment.

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

Materials and Suppliers

The markets for most of the materials we use are served by a large number of suppliers, and we believe that we can obtain required materials from more than one supplier. As a result of the COVID-19 pandemic, we experienced a temporary closure on an energy and industrial project in New York and, in July 2020, we implemented stricter safety precautions due to an increase in COVID-19 cases at a nuclear project in Georgia. We also experienced a slow-down in business development activities and bid opportunities, particularly in Ontario, Canada. This led to minor delays in delivery of  materials and supplies but not to the extent deemed material. Although we cannot predict the ultimate impact COVID-19 will have with delivery and availability of materials and supplies, we have taken steps to adjust our operations to slowdown the spread of COVID-19 by administering stricter safety precautions and deploying efficient work at home systems, policies and procedures.

Competition

Our competitors vary depending on geography and the scope of services to be rendered. Several national service providers, which are significantly larger and have significantly greater financial resources than we do, will often compete for larger maintenance and capital project opportunities that become available. These service providers include, among others, Allied Power, APTIM Corp., BHI Energy and Day & Zimmermann. Additionally, smaller contractors that operate on a regional basis often compete for smaller opportunities associated with open shop labor sources. We compete based on reputation, safety, price, service, quality, and our breadth of service capabilities. We believe our strong reputation, longevity in the industry, project management capabilities, including service diversity, long-term customer relationships, safety record and performance, and our success at identifying and retaining qualified personnel differentiate us from our competitors. We also believe that the fact that we maintain a presence at several of our customers’ sites is a competitive advantage because it provides us with an intimate understanding of these facilities, which allows us to better identify our customers’ service needs. Specific to our customers that operate nuclear power plants, barriers to entry include the requirement to hold and maintain the rigorous NRC qualifications and safety standards.

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

Intellectual Property

As of December 31, 2020, we used the Williams trade name and its logo. We have registered federal trademarks related to certain Company logos. As of February 19, 2021, we have registered trademarks related to certain Company logos in Canada. We presently have no U.S. patents in force. We rely on trade secret laws and employee and third-party nondisclosure agreements to protect our intellectual property rights. This Form 10-K may refer to brand names, trademarks, service marks and trade names of other companies and organizations, and those brand names, trademarks, service marks and trade names are the property of their respective owners.

Compliance with Government Regulations

We are subject to certain federal, state, and local environmental, occupational health and nuclear regulatory laws applicable in the U.S. and Canada. We also purchase materials and equipment from third parties and engage subcontractors who are also subject to these laws and regulations. Below is a summary of certain laws and regulations applicable to our business.

●	Environmental. We are subject to extensive and changing environmental laws and regulations in the U.S. and Canada. These laws and regulations relate primarily to air and water pollutants and the management and disposal of hazardous materials. We are exposed to potential liability for personal injury or property damage caused by any release, spill, exposure, or other accident involving such pollutants, substances, or hazardous materials.
●	Health and Safety Regulations. We are subject to the requirements of the U.S. Occupational Safety and Health Act and comparable state and international laws. Regulations promulgated by these agencies require employers and independent contractors who perform construction services, including electrical and repair and maintenance, to implement work practices, medical surveillance systems and personnel protection programs to protect employees from workplace hazards and exposure to hazardous chemicals and materials. In recognition of the potential for accidents within various scopes of work, these agencies have enacted very strict and comprehensive safety regulations.
●	NRC. Owners of nuclear power plants in the U.S. are licensed to build, operate, and maintain those plants by the NRC. Their license requires that they qualify their suppliers and contractors to ensure that the suppliers and contractors comply with NRC regulations. We must demonstrate to our customers that we comply with NRC regulations related to quality assurance, reporting of safety issues, security and control of personnel access and conduct.
●	International Regulations. As a result of our expansion into Canada, we are subject to a variety of legal requirements pertaining to such activities. Our activities may be subject to oversight by the Canadian Nuclear Safety Commission, and we may be subject to additional rules and regulations, including Canada’s Nuclear Liability and Compensation Act (the “NLCA”), which generally conforms to international conventions and is conceptually similar to the Price-Anderson Act in the U.S. In addition, we may be subject to rules and regulations applying to cross border business, such as international trade and tariff policies, license requirements and requirements relating to toxic substances. Violations of any applicable licensing, tariff and tax reporting requirements or failure to provide certifications relating to toxic substances could result in the imposition of significant administrative, civil, and criminal penalties. Furthermore, the failure to comply with U.S. federal, state, and local tax requirements, as well as Canadian federal and provincial tax requirements, could lead to the imposition of additional taxes, interest, and penalties. Our expansion into Canada, and into any international market, is dependent upon our ability to comply with the regulatory regimes adopted by such jurisdictions.
●	Department of the Treasury. The Office of Foreign Assets Control of the U.S. Department of the Treasury administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign countries and regimes, terrorists, international narcotics traffickers, those engaged in activities related to the proliferation of weapons of mass destruction, and other threats to the national security, foreign policy or economy of the United States. A failure to comply with these laws and regulations could result in civil or criminal sanctions, including the imposition of fines and suspension or debarment from participation in U.S. government contracts.

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

Backlog is not a measure defined by accounting principles generally accepted in the U.S. (“GAAP”), and our methodology for determining backlog may vary from the methodology used by other companies in determining their backlog amounts. Backlog may not be indicative of future operating results and projects in our backlog may be cancelled, modified, or otherwise altered by our customers.

The following table summarizes our backlog:

	December 31,
(in thousands)	2020	2019
Cost plus	$430,694	$463,481
Lump sum	13,156	31,423
Total	$443,850	$494,904

Backlog as of December 31, 2020 decreased $51.1 million, or 10.3%, from December 31, 2019, due primarily to the completion of various long-term contracts and the acceleration of our scope related to construction at Plant Vogtle Units 3 and 4.  As of December 31, 2020, approximately $30.7 million, or 6.9%, of the total backlog is related to the construction of Plant Vogtle Units 3 and 4. As of December 31, 2019, approximately $155.0 million, or 31.3% of the total backlog is related to the construction of Plant Vogtle Units 3 and 4.

The following table summarizes our estimated backlog conversion period:

	Estimated Conversion Period
(in thousands)	2020	Thereafter	Total
Cost plus	$152,148	$278,546	$430,694
Lump sum	13,156	-	13,156
Total	$165,304	$278,546	$443,850

For additional discussion of our backlog, see “Item 1A. Risk Factors—Risk Factors Related to Our Operations.”

Employees

We believe our employees are our greatest asset. Our business success is dependent upon our ability to attract, develop, and retain high performing talent by providing a culture that is built on our core values of safety, integrity, excellence, and results.

For over 14 years, we have maintained a safety record in the top quartile of the industry, benefiting both us and our customers. We also maintain a broad range of professional certifications and memberships in national organizations relevant to the performance of many of the specialized services we provide.

In fiscal year 2020, the COVID-19 pandemic had a significant impact on our safety and human capital management. We continue to institute remote work policies for the corporate office in Tucker, Georgia, and allow a more flexible schedule when feasible. Our enhanced safety policies at our worksites include: modified cleaning schedules, social distancing, facial covering requirements, employee screening practices, and contract tracing methods to meet Centers for Disease Control and Prevention guidelines. The Company, its employees, and families, have experienced the same loss felt around the globe and will continue the measures necessary to preserve the health and wellbeing of our workforce.

We have implemented a robust human performance strategy that focuses on organizational factors, job-site conditions, individual behavior, and results. This strategy has contributed to a highly reliable organizational culture that has produced and consistently sustained positive results.

As of December 31, 2021, we had 460 full-time employees (excluding temporary staff and craft labor) and no part-time employees. The number of our employees, including temporary staff and craft labor, fluctuates greatly, depending on the timing and requirements for craft labor. Many of the craft labor employees are employed through various union agreements. As of December 31, 2020, there were 534 craft labor employees, of which 430 were under collective bargaining agreements. We believe that our relationships with our employees, both full-time and temporary, are satisfactory. Due to the COVID-19 pandemic, the consequences of governmental and other measures designed to prevent the spread of virus, and the delay in development of effective treatments, along with the duration and severity of the outbreak caused slight delays in 2020 but not a complete project stoppage that would cause material negative impacts. We are not aware of any circumstances related to our employees that are likely to result in a work stoppage at any of the project sites where we are performing services.

Information about our Executive Officers

The following information is being furnished with respect to the Company’s executive officers as of March 18, 2021:

Name	Position
Tracy D. Pagliara	President and Chief Executive Officer and Director
Randall R. Lay	Senior Vice President and Chief Financial Officer
Charles E. Wheelock	Senior Vice President, Chief Administrative Officer, General Counsel and Secretary
Michael K. Powers	President, Operations and Business Development

Tracy D. Pagliara, 58, has served as a member of our Board of Directors since July 2017. Mr. Pagliara has served as our President and CEO starting in April 2018, having previously served as Co-President and Co-CEO from July 2017 through

April 2018. Prior to July 2017, he served as our Chief Administrative Officer, General Counsel and Secretary from January 2014, and also as Senior Vice President from November 2015. He previously served as our General Counsel, Secretary and Vice President of Business Development from April 2010 through December 2013. Prior to joining the Company in April 2010, Mr. Pagliara served as the Chief Legal Officer of Gardner Denver, Inc., a leading global manufacturer of highly engineered compressors, blowers, pumps and other fluid transfer equipment, from August 2000 through August 2008. He also had responsibility for other roles during his tenure with Gardner Denver, including Vice President of Administration, Chief Compliance Officer and Corporate Secretary. Prior to joining Gardner Denver, Mr. Pagliara held positions of increasing responsibility in the legal departments of Verizon Communications/GTE Corporation from August 1996 to August 2000 and Kellwood Company from May 1993 to August 1996, ultimately serving in the role of Assistant General Counsel for each company. Mr. Pagliara currently serves on the board of directors and audit, compensation and nominating and corporate governance committees of Westwater Resources, Inc. (formerly Uranium Resources, Inc.) (NYSE American: WWR), a diversified energy materials developer, where he has served since July 2017. He is a member of the Missouri and Illinois State Bars and a Certified Public Accountant. In addition, in accordance with customary practice, Mr. Pagliara and other officers of the Company have served as officers of the Company’s various subsidiaries, although not acting in an executive role for the relevant subsidiary. As previously disclosed, such subsidiaries included Koontz-Wagner Custom Controls Holdings LLC, which filed a voluntary petition for relief under Chapter 7 of the U.S. Bankruptcy Code in July 2018 and ceased operations at such time.

Randall R. Lay, 66, was appointed to serve as our Senior Vice President, Chief Financial Officer and principal financial and accounting officer in September 2019. Prior to joining the Company, Mr. Lay served as Executive Vice President, Chief Financial Officer, Secretary and Treasurer of GEO Specialty Chemicals, Inc., a supplier of specialty chemicals and materials to the coatings, adhesives, medical, water treatment and construction markets, from December 2017 to August 2019, when it was acquired by CPS Performance Materials. From 2007 to June 2017, Mr. Lay served as Vice President and Chief Financial Officer of Lazy Days' R.V. Center, Inc. (now a subsidiary of Lazydays Holdings, Inc.), which operates RV dealerships. From 2006 through 2007, Mr. Lay served as Senior Vice President of Buccino & Associates, Inc., a financial advisory and turnaround firm. Prior to that, Mr. Lay served at Universal Access Global Holdings Inc., a communications network integrator, from 2002 to 2006, including as Chief Financial Officer from June 2002 to July 2003; director and Chief Executive Officer from July 2003; and additionally as President from November 2003 until June 2006. From October 2001 to April 2002, Mr. Lay served as Senior Vice President and Chief Financial Officer of Metromedia Fiber Networks, Inc., a telecommunications company. From September 1993 to September 2001, Mr. Lay was employed by International Specialty Products Inc., a global supplier of specialty chemicals, most recently as Executive Vice President and Chief Financial Officer.

Charles E. Wheelock, 52, has served as our Senior Vice President, Chief Administrative Officer, General Counsel and Secretary since August 2019. He previously served as our Vice President, Administration, General Counsel and Secretary beginning July 2017. He joined the Company in September 2011 as Associate General Counsel and thereafter assumed roles of increasing responsibility, including Vice President, Deputy General Counsel and Chief Compliance Officer. He led the human resources, recruiting and labor relations groups in our Tucker, Georgia office prior to his July 2017 appointment. Prior to joining the Company, Mr. Wheelock spent 10 years at General Electric Company, serving in a variety of roles in its Energy Services and Power Generation businesses. Mr. Wheelock is a member of the State Bar of Georgia.

Michael K. (“Kelly”) Powers, 49, was appointed President, Operations and Business Development, in August 2020 having previously served as President, Power, since August 2019. Prior to his appointment as President, Power, Mr. Powers served as the Company’s Senior Vice President, Operations—Power, since July 2017. He previously served at the Company in roles including Senior Vice President, Operations, Director of Projects, Vice President of Project Services, Senior Vice President of Nuclear Services, and Senior Vice President, Operations, Director of Projects, from September 2011 through January 2016. Before rejoining the Company, Mr. Powers served as Vice President, Nuclear STG and Services at Toshiba America Energy Services from January 2016 through July 2016 and as Vice President—Capital Projects at Entergy Corporation from July 2016 through July 2017. Before joining the Company in 2011, Mr. Powers served as Manager, Strategic Projects and Asset Management at Entergy Nuclear, a business unit of Entergy Corporation, from August 2008 through October 2011. Prior to that, he served as a program manager for the Naval Nuclear Propulsion Program (a joint U.S. Department of Energy and U.S. Department of Defense program) from May 1997 to August 2008.

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

Code of Business Conduct and Ethics;

Corporate Governance Guidelines;

Related Party Transactions Policy;

Charter of the Audit Committee;

Charter of the Compensation Committee;

Charter of the Nominating and Corporate Governance Committee; and

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

If we do not timely pay amounts due and comply with the covenants under our debt facilities, our business, financial condition, and ability to continue as a going concern would be materially and adversely impacted.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Term Loan, among other things, requires high interest payments, and both the Term Loan and the PNC Facility, place encumbrances on our assets, and subject us to restrictive covenants that limit our operating flexibility. Additionally, under the terms of the Term Loan, the Company is required to make quarterly loan amortization payments of $0.3 million per quarter through December 16, 2025.

The terms of the Term Loan and the PNC Facility have been structured in such a way that, if we default under one, we will also default under the other. In the event of a continuing default, our senior secured lenders would have the right to accelerate the then-outstanding amounts under each such facility and to exercise their respective rights and remedies to collect such amounts, which would include foreclosing on collateral constituting substantially all of our assets and those of our subsidiaries. Any continuing default on the Term Loan or the PNC Facility could result in the outstanding principal balance under each such facility becoming immediately due and payable. We do not currently have sufficient cash on hand to repay the outstanding balances, so if our lenders under the Term Loan and the PNC Facility exercised their rights and remedies as permitted by each such facility and applicable law, we would likely be forced to seek bankruptcy protection and our investors could lose the full value of their investment in our common stock. Accordingly, a default could have a material adverse effect on our business.

For additional information, please refer to “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Note 11—Debt” to the consolidated financial statements included in this Form 10-K.

The limitations and covenants in our debt facilities constrain our ability to borrow additional money, sell assets and make acquisitions, which may impair our ability to fully implement elements of our business strategy and otherwise adversely affect our liquidity and financial condition.

Both the Term Loan and the PNC Facility contain certain limitations and covenants that limit our ability, and that of our subsidiaries, to, among other things, incur additional debt, make capital expenditures, incur liens, pay dividends or make other restricted payments, merge or sell assets, make acquisitions, and enter into transactions with affiliates.

The Term Loan bears interest at LIBOR, plus a margin of 8.50% (if the total leverage ratio is less than 2.50:1) or 9.00% per year (if the total leverage ratio is greater than or equal to 2.50:1), subject to a minimum LIBOR floor of 1.00%, payable in cash on a quarterly basis. In addition, upon the occurrence of an event of default, and for so long as such event of default continues, default interest equal to 2.00% per year in excess of the rate otherwise applicable will be payable. Our obligations under the Term Loan are guaranteed by certain of our material, wholly-owned subsidiaries, subject to customary exceptions, and are secured by first-priority security interests in substantially all of our assets and those of our subsidiaries guaranteeing our obligations, as well as a second-priority security interest on such entities’ accounts receivable and inventory, subject to the intercreditor agreement with PNC. Borrowings under the PNC Facility bear interest, at our election, at either (1) the base commercial lending rate of PNC, as publicly announced, plus 1.25%, payable in cash on a monthly basis, (2) the 30, 60 or 90 day LIBOR rate, subject to minimum LIBOR floor of 1.00%, payable in cash on the last day of each interest period, or (3) with respect to Canadian dollar loans, the Canadian Dollar Offered Rate (“CDOR”), subject to a minimum CDOR rate of 1.00%, payable in cash on a monthly basis. In addition, upon the occurrence of an event of default, and for so long as such event of default continues, default interest equal to 2.00% per year in excess of the rate otherwise applicable will be payable. Our obligations under the PNC Facility are guaranteed by certain of our material, wholly-owned subsidiaries, subject to customary exceptions, and are secured by first-priority security interests on substantially all of our and such subsidiaries’ accounts and a second-priority security interest in substantially all other assets of such entities, subject to the terms of the intercreditor agreement. Any increase in LIBOR or the cessation of LIBOR as a viable reference rate may result in an increase in our interest rates on our outstanding principal debt under our debt facilities and therefore negatively affect our cash flow and financial condition.

Both facilities also include additional restrictive covenants, including covenants under the Term Loan that require us to maintain a maximum total leverage ratio and a minimum fixed charge coverage ratio and covenants under the PNC Facility that require us to maintain a springing minimum fixed charge coverage ratio. If we do not comply with the restrictive covenants, including failing to satisfy the required financial covenants, or obtain waivers as needed, our lenders could accelerate our debt and foreclose on our assets, and our stockholders may lose the full value of an investment in our common stock. Our ability to comply with the restrictive covenants in the debt facilities depends upon our ability to successfully implement our business strategy, as well as other general economic and competitive conditions and financial, business and other factors, many of which are beyond our control, including the impact of the COVID-19 pandemic on us and our customers. Our business may not generate sufficient cash flow from operations to fund our cash requirements and debt service obligations, and we may continue to face significant liquidity constraints. For additional information, please refer to “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Note 11—Debt” to the consolidated financial statements included in this Form 10-K.

Further, we and our liquidity, as well as our ability to satisfy our working capital requirements, may be adversely affected to some degree by the COVID-19 pandemic. We currently believe that the impact of COVID-19 on us will not negatively impact our ability to comply with the covenants under our existing debt facilities. However, we cannot provide any assurance that the assumptions used to estimate our liquidity requirements will remain accurate due to the unprecedented nature and the unpredictability of the COVID-19 global pandemic and its potential impact on us and our customer base. As a consequence, our estimates of the duration of the pandemic and its impact on our future earnings and cash flows could change, and the COVID-19 pandemic could have a material impact on our results of operations and financial condition.

Any inability to finance our business or repay the Term Loan and the PNC Facility, including due to deterioration of the credit markets, could adversely affect our business.

We intend to finance our existing operations and initiatives with existing cash and cash equivalents, cash flows from operations, the Term Loan and the PNC Facility. The Term Loan and the PNC Facility contain a number of restrictive covenants and other terms that limit our operating flexibility. Any deterioration in the credit markets, including the impact of the COVID-19 pandemic, could adversely affect the ability of many of our customers to pay us on time and the ability of many of our suppliers to meet our needs on a competitive basis. Any inability to pay amounts due under the Term Loan and the PNC Facility or access necessary additional funds on acceptable terms or at all may negatively impact our business or operations. In addition, we may require additional sources of funds in order to meet the working capital requirements of our growing business. If we are unable to access sufficient capital from our existing lenders or otherwise, our business and operations would be adversely impacted. For additional information, please refer to “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Note 11—Debt” to the consolidated financial statements included in this Form 10-K.

We are exposed to market risks from changes in interest rates.

We are subject to market risk exposure related to changes in interest rates. The Term Loan and the PNC Facility provide for variable rates of interest based on LIBOR. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has publicly announced that it intends to discontinue the reporting of certain LIBOR rates after 2021, with a complete cessation for all USD LIBOR rates after June 2023. The future of LIBOR at this time remains uncertain, and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phase out could cause LIBOR to perform differently than in the past or cease to exist. In the U.S., the Alternative Reference Rates Committee, which was convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has proposed the Secured Overnight Financing Rate (SOFR) as an alternative to LIBOR. Although our debt facilities include customary LIBOR replacement provisions that contemplate an alternate benchmark rate to be mutually agreed upon by us and the administrative agent, if necessary, any such changes may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made if LIBOR was available in its current form. As a result, there can be no assurance that discontinuation of LIBOR will not result in significant increases in benchmark interest rates, substantially higher financing costs or a shortage of available debt financing, any of which could have an adverse effect on us.

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

In line with industry practice, we are at times required to provide letters of credit. These letters of credit provide credit support for the client if we fail to perform our obligations under the contract. Each of the Term Loan and the PNC Facility contains restrictions on the maximum amount that may be drawn against letters of credit. The PNC Facility provides for a letter of credit sublimit in an amount up to $2.0 million. As of December 31, 2020, we did not have any letters of credit outstanding under the PNC Facility letter of credit sublimit and had $0.5 million outstanding cash collateralized standby letters of credit pursuant to our prior revolving credit facility with Wells Fargo Bank, National Association, which we refinanced and replaced in June 2017. If security is required for a particular project and we are unable to obtain a letter of credit on terms commercially acceptable to us, we may not be able to pursue that project. Any inability to obtain letters of credit on commercially reasonable terms could have a material adverse effect on our revenue and business prospects.

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

Changes to tax regulations, laws, accounting principles, future business operations or examinations by tax authorities may adversely impact our provision for income taxes and ability to use deferred tax assets, increase our tax burden or otherwise adversely affect our financial condition, results of operations and cash flows.

Changes in tax laws or exposures to additional tax liabilities could negatively impact our effective tax rate and results of operations. For instance, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) (i) reduced the U.S. corporate income tax rate from 35% to 21% beginning in 2018, (ii) generally limited our annual deductions for interest expense to no more than 30% of our “adjusted taxable income” (plus 100% of our business interest income) for the year and (iii) permitted us to offset only 80% (rather than 100%) of our taxable income with any NOLs we generate after 2017. The disallowed interest and NOLs generated after 2017 can be carried to future periods indefinitely. It is possible in the future that the NOL and/or interest deductibility limitations could have the effect of causing us to incur income tax liability sooner than we otherwise would have incurred such liability or, in certain cases, could cause us to incur income tax liability that we might otherwise not have incurred, in the absence of these tax law changes. Certain aspects of the Tax Act remain subject to developing interpretation and clarification. Further, the new presidential administration could introduce modifications, technical corrections or clarifications to the Tax Act or other changes in tax laws, including an increase in the corporate tax rate.

In addition, our ability to use our deferred tax assets is subject to volatility and could be adversely affected by earnings differing materially from our projections, changes in the valuation of our deferred tax assets and liabilities, expiration of or lapses in tax credits, changes in ownership as defined by Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), and outcomes as a result of tax examinations or changes in tax laws, regulations and accounting principles. As a result, our income tax provisions are also subject to volatility from these changes, as well as changes in accounting for uncertain tax positions, or interpretations thereof.

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

Furthermore, as we expand our operations outside of the U.S., our future effective tax rates could also be adversely affected, including limitations on the ability to defer U.S. taxation on earnings outside the U.S. until those earnings are repatriated to the U.S.

Our ability to use NOL carryforwards or other tax attributes may be subject to limitations under Sections 382 and 383 of the Code.

As of December 31, 2020, we had U.S. federal tax NOL, foreign tax credits and general business tax credit carryforwards of $220.6 million, $4.5 million, and $0.4 million, respectively. Generally, NOL, foreign tax credit and general business credit carryforwards may be used to offset future taxable income and thereby reduce or eliminate U.S. federal income tax liabilities. Section 382 of the Code limits a corporation’s ability to utilize NOL carryforwards to reduce tax liabilities if the corporation undergoes an “ownership change.” For these purposes, an ownership change is deemed to occur if there has been a change of more than 50% in the ownership of shareholders owning 5% or greater of the value of a corporation’s stock over a three-year period. Code Section 383 applies the same limitations to foreign tax credit, general business credit and capital loss carryforwards after an ownership change.

Based upon our review, we had not experienced an ownership change as defined under Code Section 382 as of December 31, 2020. If we issue additional equity in the future, an ownership change pursuant to Code Section 382 may occur. In addition, an ownership change under Code Section 382 could be caused by circumstances beyond the Company’s control, such as market purchases or sales by certain 5% or greater shareholders of our stock. There is also a risk that, due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. In addition, under the Tax Act, the amount of NOLs incurred after the end of the 2017 fiscal year that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. The Tax Act also generally eliminates the ability to carry back any NOLs to prior taxable years, while allowing post-2017 unused NOLs to be carried forward indefinitely. There is a risk that, due to changes under the Tax Act, regulatory changes, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. Thus, there can be no assurance that the Company will not experience an ownership change which would significantly limit the utilization of the Company’s NOL, foreign tax credit or general business credit carryforwards in calculating future federal tax liabilities.

Risk Factors Related to Our Operations

The COVID-19 pandemic has affected, and may further adversely affect, our business, operating and financial results, and liquidity, and could have a material and adverse effect on our business, results of operations and financial condition in the future.

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the President of the United States declared the outbreak a national emergency. In response to the COVID-19 pandemic, federal, provincial, state, county and local governments and public health organizations and authorities around the world have implemented a variety of measures intended to control the spread of the virus, including quarantines, “shelter-in-place,” “stay-at-home” and similar orders, travel restrictions, school closures, business curtailments and closures, social distancing and hygiene requirements, and other measures. While some of these restrictions have been lifted in certain regions, others have maintained such measures; in addition, as COVID-19 cases increased in certain locations, previously lifted measures were, in some cases, reimposed, and, in other locations, such restrictions may still be reimposed, or additional restrictions put in place.

Our results for the year ended December 31, 2020 were impacted by the COVID-19 pandemic, and we anticipate that our future results of operations will continue to be impacted by the COVID-19 outbreak, but at this time we do not currently expect that the impact from the COVID-19 outbreak will have a material effect on our liquidity or financial position. The severity, magnitude and duration of the COVID-19 outbreak is uncertain, rapidly changing, and hard to predict. While the full impact of COVID-19 and the long-term worldwide reaction to it and impact from it remains unknown at this time, government reactions to the pandemic and restrictions and limitations applied by such governments as a result, any new widespread growth in infections, the emergence of new variants of COVID-19, travel restrictions, quarantines, or site closures as a result of the virus could, among other things, impact the ability of our employees and our contractors to perform their duties, cause increased technology and security risk due to extended and Company-wide telecommuting, lead to disruptions in our supply chain (including necessary vendors or service providers), lead to a disruption in our infrastructure acquisition or permitting activities and cause disruption in our relationship with our customers.

For example, as a result of the pandemic and various governmental orders, a significant number of our corporate, accounting and finance employees are currently working remotely, and we have altered our operations to allow for appropriate social distancing and hygiene, invested in additional employee safety equipment, implemented additional cleaning measures, and adapted new processes for interactions with our suppliers and customers to safely manage our operations, any or all of which could lead to decreased efficiency and productivity in our workforce and our operations. In addition, management is focused on mitigating the effects of the COVID-19 pandemic, which has required and will continue to require a large investment of time, energy, resources, and focus. Among other work site actions, in April 2020, we experienced a temporary closure on an energy and industrial project in New York and, in July 2020, we implemented stricter safety precautions due to an increase in COVID-19 cases at a nuclear project in Georgia. We have also experienced a slow-down in business development activities and bid opportunities, particularly in Ontario, Canada. The extent to which the COVID-19 pandemic ultimately impacts us will depend on numerous evolving factors and future developments that are highly uncertain and cannot be predicted, including the following: the severity of the virus, including the emergence of new variants, some of which may be more transmissible than the initial strain; the ultimate duration and scope of the pandemic; the impact of COVID-19 vaccines, including the speed at which they are approved and disseminated and their effectiveness against COVID-19 and its evolving strains; governmental, business, individual and other actions taken in response to the pandemic; the effect on our suppliers and disruptions to the global supply chain; the extent and duration of the impact on the economy and spending; the effect on our customers and their ability to pay for our services; the effect of any closures or other changes in operations of our and our suppliers’ or customers’ facilities; the health of and the effect on our employees and our ability to meet staffing needs in our construction and other critical functions, particularly if and when employees become ill, are quarantined as a result of exposure, or are reluctant to show up for work; our ability to provide services, including as a result of travel restrictions, work from home requirements and arrangements, and other restrictions or changes in behavior or preferences for interactions; the effect on employee healthcare costs; restrictions or disruptions to transportation; the potential effects on our internal controls, including those over financial reporting, as a result of changes in working arrangements that are applicable to our employees and business partners; and the effect on our ability to access capital on favorable terms and continue to meet our liquidity needs, as well as our ability to remain in compliance with the covenants of our debt facilities.

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

Any recovery from the COVID-19 pandemic and related economic impact may also be slowed or reversed by a number of factors, including any widespread resurgence in COVID-19 infections. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession that has occurred or may occur in the future. In addition, to the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening or exacerbating many of the other risks set forth in this item.

A substantial portion of our revenue is related to services performed at nuclear power plants, and reduced investment in, or increased regulation related to, nuclear power plants could have a material adverse effect on our business and prospects.

The demand for the services we provide at nuclear power plants is directly tied to the number of nuclear power facilities that utilize our services. Additionally, the demand for U.S. nuclear capacity and electricity generation is expected to decline due to continuing low natural gas prices and the rapid expansion of low-cost renewable energy and new technologies in the U.S., displacing more traditional sources of power, including nuclear power. Declining demand for U.S. nuclear power generation and related construction and maintenance budgets could have a material adverse effect on our business, operations, and cash flow.

There are two new nuclear power plants at one U.S. site under construction, and several nuclear reactors are undergoing decommissioning. Pricing pressure has resulted in a decrease in the maintenance budgets for existing nuclear plants. Other new construction projects were reevaluated and discontinued in 2017. For example, during 2017, the owners of V.C. Summer Units 2 and 3 abandoned the project.

In addition, decreases in state and federal government subsidies and increased regulation could negatively impact the financial viability of merchant nuclear power plants, decreasing the demand for the services we provide.

If our costs exceed the estimates we use to set the fixed prices on certain of our contracts, our earnings will be reduced.

Fixed-price contracts present certain inherent risks, including the possibility of ambiguities in the specifications received, erroneous or incomplete cost estimates, problems with new technologies and economic and other changes that may occur over the contract period.

In addition, we have a limited ability to recover any cost overruns. Contract prices are established based in part on our projected costs, which are subject to a number of assumptions. The costs that we incur in connection with each contract can vary, sometimes substantially, from our original projections. Because of the large scale and complexity of our contracts, unanticipated changes may occur, such as customer budget decisions, design changes, delays in receiving permits and cost increases. Unanticipated cost increases or delays may occur as a result of several factors, including: increases in the cost of commodities, labor or freight; unanticipated technical problems; problems related to successfully managing contract performance; suppliers’ or subcontractors’ failure to perform, requiring modified execution plans or re-work; and decreases in labor efficiency realized.

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

Other potential consequences of the failure of our subcontractors to meet our standards include a potential need to change subcontractors, resulting in increased costs. At times, we make advance progress payments to subcontractors in anticipation of completion of services, and we may be unable to recover those advances if a subcontractor fails to complete the scope of work. In addition, we generally provide warranties for terms of two years or less on our services; defects with respect to services previously provided, whether caused by our actions or a subcontractor’s, could require us to incur costs fixing such issues. The occurrence of any of the above may adversely affect our financial condition, profitability, and cash flow.

We operate our business in regions subject to natural disasters, including hurricanes, and other severe catastrophic events, such as public health emergencies, acts of war and terrorism, and any disruption to our business resulting from such events will adversely affect our revenue and results of operations.

We operate our business in regions subject to natural disasters and other severe catastrophic events. Any disaster could adversely affect our ability to conduct business and provide services to our customers, and the insurance we maintain may not be adequate to cover our losses resulting from any business interruption resulting from a natural disaster or other catastrophic events. These and any future disruptions to our operations, including outbreak of contagious diseases and other adverse public health developments, epidemics or pandemics, such as the ongoing COVID-19 pandemic, acts of war, terrorism or other force majeure, could have a material adverse impact on our liquidity, financial condition and results of operations.

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

We depend on a relatively small number of customers for a significant portion of our revenue. In 2020, four customers accounted for 62%, and in 2019, four customers accounted for 72%, of our consolidated revenue. For a listing of our major customers, please refer to “Note 16—Major Customers and Concentration of Credit Risk” to the consolidated financial statements included in this Form 10-K. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. Because our major customers represent a large part of our business, the loss of any of our major customers could negatively impact our business and results of operations. Our business volume with each of our largest customers is highly dependent on operations and maintenance budgets for U.S. utilities. Fluctuations in any of these factors could materially adversely impact our financial results.

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

If a customer becomes insolvent or files for bankruptcy, our ability to recover accounts receivable from that customer would be adversely affected and any payment we received during the preference period prior to a bankruptcy filing may be potentially recoverable by the bankruptcy estate. Any of the foregoing could adversely impact our results of operations, financial position, and liquidity.

The dollar amount of our backlog, as stated at any time, is not necessarily indicative of our future revenue.

Our backlog consists of firm orders or blanket authorizations from our customers. Backlog may vary significantly from reporting period to reporting period due to the timing of customer commitments. The time between receipt of an order and actual completion of services can vary. However, backlog may not be indicative of future operating results, and projects in our backlog may be cancelled, modified, or otherwise altered by our customers. To the extent projects are delayed, the timing of our revenue could be affected. If a customer cancels an order, we may be reimbursed for the costs we have incurred. Typically, however, we have no contractual right to the full amount of the revenue reflected in our backlog contracts in the event of cancellation. In addition, projects may remain in our backlog for extended periods of time. Furthermore, a portion of our backlog for multi-year service maintenance contracts is based on what we expect to realize in the future and is therefore not necessarily supported by a firm purchase order. If that work does not materialize, then our backlog would be negatively impacted, as that work would be considered a “cancellation.” Revenue recognition occurs over extended periods of time and is subject to unanticipated delays. Fluctuations in our reported backlog levels also result from the fact that we may receive a small number of relatively large orders in any given reporting period that may be included in our backlog. Because of these large orders, our backlog in that reporting period may reach levels that may not be sustained in subsequent reporting periods. Our backlog, therefore, is not necessarily indicative of our future revenue or of long-term industry trends.

Our success is partially dependent upon maintaining our safety record, and an injury to or death of any of our employees, customers or vendors could result in material liabilities to our Company.

The activities we conduct at our customers’ facilities present a risk of injury or death to our employees, customers, or visitors, notwithstanding our efforts to comply with safety regulations. We may be unable to avoid material liabilities for an injury or death, and our workers’ compensation and other insurance policies may not be adequate or may not continue to be available on terms acceptable to us, or at all, which could result in material liabilities to us. In addition, our ability to obtain new business and retain our current business is partially dependent on our continuing ability to maintain a safety record that exceeds the industry average. If we fail to maintain superior safety performance, or if serious accidents occur in spite of our safety procedures, our revenue and results of operations could be materially adversely affected.

Adverse changes in our relationships with suppliers, vendors, and subcontractors, which could have a material adverse effect on our liquidity and our business, reputation, and results of operations.

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

Legal matters could divert management’s focus, result in substantial expenses, and have an adverse impact on our reputation, financial condition, and results of operations.

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

Our operations are subject to laws and regulations governing the discharge of materials into the environment or otherwise related to the protection of the environment or human health and safety. We are subject to various U.S. federal statutes and the regulations implementing them, as well as similar laws and regulations at the state and local levels. Environmental laws and regulations are complex and subject to frequent change, and the new U.S. presidential administration is expected to revise existing environmental regulations and to pursue new initiatives. If we fail to comply with existing for future environmental laws or regulations, we may be subject to significant liabilities for fines, penalties, or damages, or lose or be denied significant operating permits. Changes in environmental laws and regulations could also increase our environmental compliance expenditures.

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

We are subject to risks associated with doing business outside the U.S.

We currently provide services in Canada and may seek to further expand our services outside the U.S. in the future. We face risks doing business internationally that could materially and adversely affect our business, including: the imposition of trade barriers, currency exchange rate fluctuations and currency controls, longer payment cycles, greater difficulties in accounts receivables collection, difficulties in complying with a variety of foreign laws, changes in legal or regulatory requirements, the potential for shortages of trained labor, complex and uncertain employment environments, exposure to local economic and political conditions, the impact of social unrest, such as risks of terrorism or other hostilities, and potentially adverse tax consequences. To the extent we experience these risks, our business and results of operations could be adversely affected, and, as a result, we may determine to scale back or terminate our international operations.

Our cross-border activities also subject us to certain regulatory matters, including import and export licenses, tariffs, Canadian and U.S. customs and tax issues and toxic substance certifications. Violations of these requirements could result in the imposition of significant administrative, civil, and criminal penalties. In addition, the new United States-Mexico-Canada Agreement (“USMCA”) (in Canada, known as the Canada-United States-Mexico Agreement (“CUSMA”)), became effective July 2020 and superseded the North American Free Trade Agreement (“NAFTA”). NAFTA provided protection against tariffs, duties and other charges or fees and assures access by the signatories. The impact of USMCA on energy markets is uncertain. Any of the foregoing factors may adversely impact our business and results of operations.

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

We are subject to the risk that we may be unable to effectively manage our growth, which requires us to develop and improve our existing administrative and operational systems and our financial and management controls and further expand, train and manage our work force. As we continue this effort, we may incur substantial costs and expend substantial resources in connection with any such expansion due to different technology standards, legal considerations, and cultural differences. We may not be able to efficiently or effectively manage our current or future international operations and growth of such operations, compete effectively in such markets, or recruit top talent and train our personnel. Any failure to successfully manage our expansion may materially and adversely affect our business and future growth and may cause us to scale back or terminate such expansion efforts. In addition, acquisitions and other business transactions may disrupt or otherwise have a negative impact on our business, financial condition and results of operations, and any acquisitions of businesses and their respective assets also involve the risks that the businesses and assets acquired may prove to be less valuable than we expect and we may assume unknown or unexpected liabilities, costs and problems.

Limitations or modifications to indemnification regulations of the U.S. or Canada could adversely affect our business.

We provide services to the nuclear industry. The Price-Anderson Act promotes the nuclear industry by offering broad indemnification to commercial nuclear power plant operators and U.S. Department of Energy (“DOE”) contractors for liabilities arising out of nuclear incidents at power plants licensed by the NRC and at DOE nuclear facilities. That indemnification protects not only the NRC licensee or DOE prime contractor, but also others like us who may be doing work under contract or subcontract for a licensed power plant or under a DOE prime contract. The Energy Policy Act of 2005 extended the period of coverage to include all nuclear power reactors issued construction permits through December 31, 2025.

We also provide nuclear fabrication and other services to the nuclear power industry in Canada. Canada’s NLCA generally conforms to international conventions and is conceptually similar to the Price-Anderson Act in the U.S. Accordingly, indemnification protections and the possibility of exclusions under Canada’s NLCA are similar to those under the Price-Anderson Act in the U.S.

The Price-Anderson Act and Canada’s NLCA indemnification provisions may not apply to all liabilities that we might incur while performing services as a contractor for the DOE and the nuclear power industry. If an incident or evacuation is not covered under the Price-Anderson Act’s or Canada’s NLCA’s indemnification provisions, we could be held liable for damages, regardless of fault, which could have an adverse effect on our results of operations and financial condition. In addition, if such indemnification authority is not applicable in the future, for instance, our business could be adversely affected if the owners and operators of nuclear power plants fail to retain our services in the absence of commercially adequate insurance and indemnification. In addition, any well-publicized problem with our nuclear industry services, whether actual or perceived, could adversely affect our reputation and reduce demand for our services.

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

We have experienced significant turnover in our senior management team and reductions in our workforce over the past few years and have promoted or hired new employees to fill certain key roles. If we are unable to retain qualified personnel, the roles and responsibilities of those employees will need to be filled, which may require that we devote time and resources to identifying, hiring, and integrating new employees. In addition, the failure to attract and retain key employees, including officers, could impair our ability to successfully implement our business strategy, sustain or expand our operations, provide services to our customers, and conduct our business effectively. Furthermore, if key employees do not meet the expectations of their roles, we could experience operational and administrative inefficiencies and added costs that could adversely impact our results of operations, our stock price and our customer relationships and may make recruiting for future management positions more difficult.

Our failure to maintain effective internal control over financial reporting and disclosure controls and procedures could have a material adverse effect on our business.

We are required to maintain internal control over financial reporting and disclosure controls and procedures in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with GAAP. We previously determined that we had material weaknesses in our internal control environment and internal control activities; while we believe that we have remediated these material weaknesses, and continue to take meaningful steps to enhance our disclosure controls and procedures and our internal control over financial reporting by strengthening our financial reporting and accounting functions, we cannot provide any assurance that we will be able to maintain adequate controls over our financial processes and reporting in the future. See “Part II—Item 9A. Controls and Procedures.”

Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur undetected, and it is possible that significant deficiencies or material weaknesses in our internal control over financial reporting may be identified in the future. Any failure of our internal controls could result in material misstatements in our consolidated financial statements, significant deficiencies, material weaknesses, costs, failure to timely meet our periodic reporting obligations and erosion of investor confidence. It would also adversely affect the results of periodic management evaluations and could have a material adverse effect on our business, financial condition, results of operations or cash flow. If our internal controls are deemed inadequate in the future, our current external auditors could resign, and the process of retaining new auditors could limit our access to capital for an extended period of time.

Demand for our services is cyclical and vulnerable to economic slowdowns and reductions in private industry and government spending. In times of general economic contraction, our revenue, profits, and financial condition may be adversely affected and will not necessarily rise in tandem with general economic expansion.

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

During periods of declining demand for power, many of our customers may face budget shortfalls or may delay capital expenditures, which could result in a decrease in the overall demand for our services. Our customers may find it more difficult to obtain project financing due to limitations on the availability of credit and other uncertainties in the global credit markets. In addition, our customers may demand better pricing terms and their ability to timely pay our invoices may be affected in times of economic slowdown. Any such reduction in private industry or government spending could have a material adverse effect on our revenue, net income, or overall financial condition.

The Company continues to monitor several factors that may cause our revenue, profits, and financial condition to differ from our historical results. For instance, in 2020, the impact of the COVID-19 pandemic caused work delays on projects in New York due to specific state, local, municipal and customer mandated stay-at-home orders and new project requirements that were established to protect workers and the general public. Additionally, during 2020, the Company experienced a delay in a nuclear project and an outage cycle in Louisiana, and experienced a slowdown in business development activities and bid opportunities, particularly in Ontario, Canada due to COVID-19. While the Company has not experienced a materially negative impact when compared to previous years, necessary protocols will remain in place to adhere to the new challenges from the COVID-19 pandemic to keep our employees, partners, and customers safe, which may continue to affect our operations.

In addition, although federal and state governments have increased spending as part of efforts to mitigate the impact of COVID-19 on the economy, any recovery from the COVID-19 pandemic and related economic impact may also be slowed or reversed by a number of factors, including delayed deployment of vaccinations, or another widespread resurgence in COVID-19 infections. The COVID-19 pandemic created challenges during 2020 but our ability to adapt to uncertainty and quickly deploy our resources to overcome the unknown, has helped us to keep our employees safe and produce sustainable financial results.

Information technology vulnerabilities and cyberattacks on our networks could have a material adverse impact on our business.

We rely upon information technology to manage and conduct business, both internally and with our customers, suppliers and other third parties. Internet transactions involve the transmission and storage of data, including, in certain instances, customer and supplier business information. Accordingly, maintaining the security of our computers and other electronic devices, computer networks and data storage resources is a critical issue for us and our customers and suppliers because security breaches could result in reduced or lost ability to carry on our business and loss of and/or unauthorized access to confidential information. From time to time, we experience cyberattacks on our information technology systems, and those of our distributors, manufacturers, suppliers and other partners, whose systems we do not control. We have limited personnel and other resources to address information technology reliability and security of our computer networks and respond to known security incidents to minimize potential adverse impacts. Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyberattacks. Experienced hackers, cybercriminals and perpetrators of threats may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions or cause shutdowns. These perpetrators of cyberattacks also may be able to develop and deploy viruses, worms, malware, and other malicious software programs that attack our information and networks or otherwise exploit any security vulnerabilities of our information and networks. Techniques used to obtain unauthorized access to or sabotage systems change frequently and often are not recognized until long after being launched against a target, so we may be unable to anticipate these techniques, implement adequate preventative measures or remediate any intrusion on a timely or effective basis. Moreover, the development and maintenance of these preventative and detective measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. We, therefore, remain potentially vulnerable to additional known or as yet unknown threats, as in some instances, we, our distributors, manufacturers, suppliers, and other partners may be unaware of an incident or its magnitude and effects. We also face the risk that we may expose our customers or partners to cyberattacks.

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

Our failure to comply with applicable governmental privacy laws and regulations in the U.S. and Canada could substantially impact our business, operations, financial position, and cash flows.

We are subject to extensive and evolving federal, state, and international privacy laws and regulations. Changes in privacy and data security laws or regulations or new interpretations of existing laws or regulations could have a negative effect on our operating methods and costs. Failure to comply with such regulations could result in the termination or loss of contracts, the imposition of contractual damages, private and government civil litigation, civil sanctions, damage to our reputation or, in certain circumstances, criminal penalties, any of which could have a material adverse effect on our results of operations, financial position, cash flows, business and prospects. Determining compliance with such regulations is complicated by the fact that many of these laws and regulations have not been fully interpreted by governing regulatory authorities or the courts, and many of the provisions of such laws and regulations are open to a range of interpretations. There can be no assurance that we are, or have been, in compliance with all applicable existing laws and regulations or that we will be able to comply with new laws or regulations, such as the California Consumer Privacy Act and the California Privacy Rights Act.

Our participation in multiemployer pension plans could adversely impact our liquidity and results of operations.

During 2020, we contributed to approximately 75 multiemployer pension plans throughout the U.S. and, historically, we have contributed to over 150 multiemployer pension plans in which we may have withdrawal liabilities. We believe that our responsibility for potential withdrawal liabilities associated with participating in multiemployer pension plans is limited because the building and construction trades exemption pursuant to the Employee Retirement Income Security Act of 1974 should apply to the substantial majority of our plan contributions. However, pursuant to the Pension Protection Act of 2006 and other applicable laws, we are exposed to other potential liabilities associated with plans that are underfunded. As of December 31, 2020, we had been notified that certain pension plans were in critical funding status. Currently, certain plans are developing, or have developed, a rehabilitation plan that may call for a reduction in participant benefits or an increase in future employer contributions. Therefore, in the future, we could be responsible for potential surcharges, excise taxes and/or additional contributions related to these plans, which could impact our liquidity and results of operations. While we continue to actively monitor, assess and take steps to limit our potential exposure to any surcharges, excise taxes, additional contributions and/or withdrawal liabilities, any market conditions or the number of participating employers remaining in each plan may result in a reorganization, insolvency or mass withdrawal that could have a material adverse effect on the funded status of the multiemployer plans and our potential withdrawal liability.

We are subject to anti-bribery laws in the U.S. and Canada, and failure to comply with these laws could result in our becoming subject to penalties and the disruption of our business activities.

We are subject to laws in the U.S. and Canada that restrict the offer or payment of anything of value to government officials or other persons with the intent of gaining business or favorable government action. In addition to prohibiting certain bribery-related activity with U.S. and Canadian officials and other persons, these laws provide for recordkeeping and reporting obligations. Any failure by us, our subcontractors, agents or others who work for us on our behalf to comply with these legal and regulatory obligations could impact us in a variety of ways that include, but are not limited to, significant criminal, civil and administrative penalties. The failure to comply with these legal and regulatory obligations could also result in the disruption of our business activities and have a material adverse effect on our business and results of operations.

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

Risk Factors Related to Our Common Stock

We may not be able to maintain our NYSE American listing and may incur additional costs as a result of our NYSE American listing.

Our common stock commenced trading on the NYSE American on February 22, 2021, and we are subject to certain NYSE American continued listing requirements and standards. We cannot provide any assurance that we will be able to continue to satisfy the requirements of the NYSE American’s continued listing standards. A delisting of our common stock could negatively affect the price and liquidity of our common stock and could impair our ability to raise capital in the future. In addition, we may incur costs that we have not previously incurred relating to compliance with the rules and requirements of the NYSE American.

The market price for our common stock has historically been volatile, and our stockholders may not be able to resell their shares of common stock at or above the purchase price paid.

The market price of our common stock has historically fluctuated significantly and may be affected by numerous factors (some of which are beyond our control), including:

●	The risk factors described in this Item 1A;
●	Actual or anticipated fluctuations in our operating results and financial condition;
●	Changes in laws or regulations and court rulings and trends in our industry;
●	The significant concentration of ownership of our common stock in the hands of a small number of investors;
●	Changes in supply and demand of components and materials;
●	Changes in tax or accounting standards affecting our industry;
●	A shortfall in operating revenue or net income from that expected by securities analysts and investors;
●	Changes in securities analysts’ estimates of our financial performance or the financial performance of our competitors or companies in our industry;
●	General conditions in our customers’ industries; and
●	The degree of trading liquidity in our common stock, including our ability to remain listed on the NYSE American, and general market conditions, including the impact of the COVID-19 pandemic.

Declines in the price of our common stock could impede our ability to obtain additional capital and attract and retain qualified employees and could reduce the liquidity of our common stock. In addition, a reduction in our stock price increases the cost to us, in terms of dilution, of using our equity for employee compensation.

The stock markets have experienced extreme volatility that has often been unrelated to the operating performance of similarly situated companies, including, most recently, fluctuations relating to the impact of the COVID-19 pandemic. These broad market fluctuations may adversely affect the market price of our common stock.

We do not currently expect to pay any cash dividends on our common stock, so investors may not receive any return on investment unless investors sell their shares of common stock for a price greater than that which investors paid for them.

On May 30, 2012, our Board adopted a dividend policy pursuant to which we would pay quarterly dividends on our common stock; however, we have not paid any dividends since March 2015. In addition, each of the Term Loan and the PNC Facility prohibits us from paying cash dividends. Therefore, we do not anticipate paying dividends on our common stock in the foreseeable future.

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

The existence of the foregoing provisions and anti-takeover measures, as well as the significant amount of common stock beneficially owned by Wynnefield Capital, Inc. and its affiliates, the Company’s largest equity investors (“Wynnefield”), could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of us, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

We may issue a substantial number of shares of our common stock in the future, and stockholders may be adversely affected by the issuance of those shares.

We may raise additional capital or refinance or restructure our debt by issuing shares of common stock, or other securities convertible into common stock, which would increase the number of shares of common stock outstanding and will result in potentially substantial dilution in the equity interest of our current stockholders and may adversely affect the market price of our common stock. For instance, in March 2020, we issued 5,384,615 shares of our common stock in connection with the closing of our Rights Offering. We could seek to issue new debt, equity, and hybrid securities in the future. In addition, we have issued shares of our common stock pursuant to private placement exemptions from Securities Act registration requirements and may do so in the future in connection with financings, acquisitions, the settlement of litigation and other strategic transactions. We may also issue equity securities (including, but not limited to, warrants to purchase shares of our common stock) in connection with future financing transactions. The issuance, and the resale or potential resale, of shares of our common stock could adversely affect the market price of our common stock and could be dilutive to our stockholders.

Future sales of our common stock and any of our other efforts to raise additional capital may depress our stock price.

Sales of a substantial number of shares of our common stock in the public market or otherwise, either by us, a member of management or a major stockholder, or the perception that such sales could occur, could depress the market price of our common stock and have a material adverse effect on our ability to raise capital through the sale of additional equity securities. We may seek additional capital through a combination of private and public equity and debt offerings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, investor ownership interest may be diluted, and the terms may include liquidation or other preferences that adversely affect investor rights as a stockholder. Additional debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures, or declaring dividends. Any of the above could cause a decline in our stock price.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate office is located in Tucker, Georgia. We do not own real property. Below is a summary of properties leased by our continuing operations as of December 31, 2020.

	Lease	Approximate
Location	Expiration Date	Sq. Footage	Principal Uses
Tucker, Georgia	March 31, 2023	23,726	Administrative office (corporate headquarters)
Astoria, New York	March 31, 2023	4,500	Administrative office/warehouse
Deer Park, Texas (1)	Month to Month	900	Administrative office
Hitchcock, Texas	May 31, 2021	1,406	Administrative office/warehouse
Dothan, Alabama	Month to Month	1,100	Administrative office
Jacksonville, Florida	August 30, 2022	10,708	Administrative office/warehouse
Port Elgin, Ontario	April 30, 2022	8,005	Administrative office

(1)	The Company intends to renew its lease of office space in Deer Park, Texas.

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

For a description of our material pending legal and regulatory proceedings and settlements, please refer to “Note 15—Commitments and Contingencies—Litigation and Claims” to the consolidated financial statements included in this Form 10-K.

Item 4.  Mine Safety Disclosures.

Not applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock commenced trading on the NYSE American on February 22, 2021, under the symbol “WLMS.” Prior to that date, our common stock was quoted on the OTCQX tier of the OTC Markets Group Inc. under the symbol “WLMS.”

Holders

As of March 18, 2021, there were 25,583,715 shares of our common stock outstanding and 117 holders of record of our common stock. We believe that the number of beneficial holders of our common stock is substantially greater than the number of holders of record.

Dividends

We have not paid dividends to holders of our common stock since March 2015, and the terms of the Term Loan and the PNC Facility currently prohibit us from paying cash dividends. In addition, declaration and payment of future dividends would depend on many factors, including, but not limited to, our earnings, financial condition, business development needs, regulatory considerations and the terms of the Term Loan Facility and PNC Facility, and is at the discretion of our Board of Directors. We currently have no plan in place to pay cash dividends. See “Part I—Item 1A. Risk Factors—We do not currently expect to pay any cash dividends on our common stock, so investors may not receive any return on investment unless investors sell their shares of common stock for a price greater than that which investors paid for them.”

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2020, we did not sell any of our equity securities in transactions that were not registered under the Securities Act of 1933, as amended, not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither we, nor any “affiliated purchaser,” as defined in SEC Rule 10b-18(a)(3), purchased any of our equity securities during the three months ended December 31, 2020.

Item 6.  Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion provides an analysis of the results of our continuing operations, an overview of our liquidity and capital resources and other items related to our business. It contains forward-looking statements about our future revenue, operating results, and expectations. See “Cautionary Note Regarding Forward-Looking Statements” and “Part I—Item 1A. Risk Factors” for a discussion of the risks, assumptions and uncertainties affecting these statements. This discussion and analysis should be read in conjunction with Part I of this Form 10-K as well as our consolidated financial statements and notes thereto included in this Form 10-K.

Our Restructuring

During 2018, we completed the restructuring of our Company and began expanding our service. Beginning in 2016, we shifted our strategy to become a preferred provider of construction, maintenance, and specialty services, to exit all product manufacturing businesses and to use the proceeds from the sales to reduce and restructure our term debt. To effect this change, in the third quarter of 2017, we made the decision to exit and sell substantially all the operating assets and liabilities of our Mechanical Solutions segment, which we completed in the fourth quarter of 2017, as described below. Additionally, during the fourth quarter of 2017, we made the decision to exit our Electrical Solutions segment (which was comprised solely of Koontz-Wagner). We determined that these two segments met the definition of discontinued operations and, as a result, they have been presented as discontinued operations for all periods presented. In October 2017, we sold substantially all the operating assets and liabilities of our Mechanical Solutions segment, including our manufacturing facility in Mexico. On July 11, 2018, Koontz-Wagner filed a voluntary petition for relief under Chapter 7 of Title 11 of the Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of Texas. The filing was for Koontz-Wagner only, not for the Company as a whole, and was completely separate and distinct from the Williams business and operations. Unless otherwise specified, the financial information and discussion in this Form 10-K are as of December 31, 2020 and are based on our continuing operations; they exclude any results of our discontinued operations. Please refer to “Note 5—Changes in Business” to the consolidated financial statements included in this Form 10-K for additional information on our discontinued operations.

Industry Trends and Outlook

Electric Power Generation – We are primarily focused on nuclear and fossil power generation. We are involved in new build power generation facilities, maintenance of existing facilities and the decommissioning of retired facilities. Net electricity generation in the U.S. decreased approximately 2.9% in overall electric power generation in 2020 compared to 2019. The EIA projects that electricity consumption will increase by 2.1% in 2021 in the U.S. in comparison to a 3.8% decrease in 2020.

Nuclear New Builds – In nuclear power generation, we are heavily involved in the construction of the only new nuclear reactors being built in the U.S., Plant Vogtle Units 3 and 4. In 2017, we formed a limited liability company with Bechtel Power Corporation, a global leader in EPC and project management, Richmond County Constructors, LLC (“RCC”). RCC operates as construction subcontractor to Bechtel Power Corporation, which has been selected as the prime construction contractor for the Plant Vogtle Units 3 and 4. RCC provides construction craft labor and supervision for the project. Williams is a 25% member in RCC. We also have won additional scope of work outside RCC and are currently bidding on other opportunities for direct scope of work. Plant Vogtle Units 3 and 4 are expected to become operative in 2021 and 2022, respectively.

Nuclear Decommissioning – Given the average age of nuclear facilities in the U.S. of 38 years old, nuclear decommissioning represents one of the fastest growing fields within the nuclear industry. According to the U.S. NRC, as of November 2019, there were 17 shut down commercial nuclear power reactors at 16 sites in various stages of decommissioning. We are currently working with a major contractor in the decommissioning field and believe there may be an opportunity for us to expand our capabilities and more broadly serve the decommissioning of nuclear power facilities. We are actively pursuing projects in the decommissioning market and see this as an opportunity for future growth.

Water and Wastewater Treatment Landscape – Technological advances in order to keep up with population growth and industrial capacity, are transforming the water and wastewater treatment industry. Nationally, the EPA estimates that the cost of replacing all 10 million lead service lines (LSLs) in the U.S. could range from $16 billion to as much as $80 billion. We are expanding our services to target capital projects and maintenance on booster pump stations, well buildouts, treatment expansions, and lift stations within the water and wastewater treatment industry.

Other Fossil Fuel Power Generation – The reduction of coal-fired electricity production has reduced demand for routine maintenance, plant upgrades, modification, and new construction at U.S. coal-fired power generation facilities.

The U.S. EIA reported that natural gas-fired generation surpassed coal-fired generation and was the most common electricity fuel starting in 2016. As a result, we have seen the demand for routine maintenance, plant upgrades, modification, and new construction in the gas-fired generation market increase. We have maintained a presence in that market, primarily in capital projects for efficiency improvements. However, because most of those plants are newer than their nuclear and coal counterparts, they require fewer upgrades, which means they also require less maintenance than either coal or nuclear plants.

Natural Gas Distribution Market – The U.S. accounts for a natural gas pipeline network of 305,000 miles of transmission pipelines and 2.2 million miles of distribution pipes within utility service areas. The industry has been fueled by natural gas reserves in shale formations, supporting large growth in natural gas production and causing substantial declines in natural gas prices. Nationwide, about 40% of natural gas is used for energy production and the remainder is mostly used for commercial uses (heating and cooking) and industrial uses. In New York and the northeastern U.S., we are involved in projects forecasted to invest in a range of $500 million to $1.5 billion in infrastructure improvements related to natural gas distribution. The Company estimates that the market opportunity is worth $6.0 billion per year.

Transmission and Distribution and Storm Hardening – Following extensive damage from storms, such as Hurricane Irma in 2017 and Hurricane Michael in 2018, the Florida legislature passed Senate Bill 796 in 2019. Bill 796 requires investor owned utilities to file 10-year storm protection plans in order to strengthen its grid as a prevention measure from future hurricane damage. In 2020, utilities operating in Florida included projects with a value of approximately $20 billion within their 10-year storm-hardening plans in Florida with execution to begin immediately. We have a significant presence in the Florida market and our activities have historically included infrastructure projects that are comparable to those that are included in the planned projects.  We believe that we are positioned with the talent and experience to be part of these undergrounding projects related to storm hardening and are currently working with utility companies to identify and pursue these opportunities.

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

	Year Ended December 31,
(in thousands)	2020	2019
Revenue	$269,051	$245,787
Cost of revenue	235,035	214,887
Gross profit	34,016	30,900

Selling and marketing expenses	569	587
General and administrative expenses	23,721	24,583
Depreciation and amortization expense	187	301
Total operating expenses	24,477	25,471
Operating income	9,539	5,429

Interest expense, net	6,083	6,032
Loss on extinguishment of debt	1,455	—
Income expense, net	(1,367)	(1,958)
Income from continuing operations before income tax expense	3,368	1,355
Income tax expense	1,385	333
Income from continuing operations	$1,983	$1,022

Revenue for the year ended December 31, 2020 increased $23.3 million, or 9.5% compared with 2019. The increase in revenue was due primarily to the incremental volume in our decommissioning business and construction activities at Plant Vogtle Units 3 and 4, accounting for $18.8 million and $14.6 million, respectively. Our continued growth into the Canadian nuclear industry resulted in additional year over year revenue of  $18.8 million. These gains were partially offset by a $19.1 million decline of a planned utility outage related to our long-term maintenance and modification contract and an $8.1 million decline resulting from non-recurring oil and gas projects.

Gross profit for the year ended December 31, 2020 increased $3.1 million, or 10.1% compared with 2019. This increase in gross profit was due primarily to the incremental volume in our decommissioning business and construction activities at Plant Vogtle Units 3 and 4. Our continued growth into the Canadian nuclear industry resulted in improved gross profit compared with 2019 as start-up costs were non-recurring. These gains were partially offset by declines resulting from a planned utility outage related to our long-term maintenance and modification contract and non-recurring oil and gas projects.

Operating income for the year ended December 31, 2020 increased $4.1 million compared with 2019. The increase in operating income was due to a $3.1 million increase in gross profit and a $1.0 million decrease in operating expenses. For the year ended December 31, 2020, general and administrative expenses decreased $0.9 million, due to the cost control efforts undertaken resulting from COVID-19 pandemic. Furthermore, selling and marketing expenses remained relatively flat year over year, and depreciation expense decreased $0.1 million.

General and Administrative Expenses

	Year Ended December 31,
($ in thousands)	2020	2019
Employee-related expenses	$12,237	$13,447
Stock-based compensation expense	2,503	1,595
Professional fees	3,645	3,823
Other expenses	5,336	5,718
Total	$23,721	$24,583

Total general and administrative expenses for the year ended December 31, 2020 decreased $0.9 million compared with 2019. For the year ended December 31, 2020, total employee-related expenses decreased $1.2 million due primarily to our ongoing expense management efforts and reduced expenses recognized in connection with the retirement of our former Chief Financial Officer in June 2019, pursuant to the terms of his employment agreement. Stock-based compensation expense increased by $0.9 million primarily due to our March 2020 restricted share grants to key employees and directors. Professional fees for the year ended December 31, 2020 decreased $0.2 million compared with 2019, primarily due to management’s efforts to reduce expenses. Additionally, other expenses for the year ended December 31, 2020 decreased $0.4 million compared with 2019 resulting from reduced travel expenses due to the COVID-19 pandemic.

Other Expense, Net

	Year Ended December 31,
($ in thousands)	2020	2019
Interest expense, net	$6,083	$6,032
Loss on extinguishment of debt	1,455	—
Other income, net	(1,367)	(1,958)
Total	$6,171	$4,074

Total other expense, net, for the year ended December 31, 2020 increased $2.1 million compared with 2019. This was primarily due to the $1.5 million loss on extinguishment of debt due to our expense for our unamortized debt issuance costs coupled with our prepayment and closing fees related to the refinancing and replacement of our previous term loan. Additionally, other income decreased by $0.6 million coupled with a small increase of interest expense.

The refinancing and replacement of the Company’s previous debt facilities contributed to a $1.5 million loss on extinguishment of debt contributing to a $0.06 reduction of basic income per common share. This decrease brought the basic income per common share from $0.14 per share to $0.08 per share after considering the loss on extinguishment of debt.

Income Tax Expense

	Year Ended December 31,
($ in thousands)	2020	2019
Income tax expense	$1,385	$333

We recorded income tax expense from continuing operations of $1.4 million and $0.3 million in 2020 and 2019, respectively. Our effective tax rates from continuing operations were 41.1% and 24.6% for the years ended December 31, 2020 and 2019, respectively.

The income tax expense in 2020 was mainly comprised of a $1.1 million Canadian tax provision, with the rest attributable to interest and penalties accrued on uncertain tax positions, reduced by the release of 2009 uncertain tax positions, the increase in deferred tax liabilities related to indefinitely-lived intangibles, and the reduction in indefinitely-lived deferred tax assets related to Section 163(j) interest addback, which was partially offset by the net increase in the indefinitely-lived deferred tax assets related to post 2017 NOLs.

Discontinued Operations

Please refer to “Note 5—Changes in Business” to the consolidated financial statements included in this Form 10-K for information regarding discontinued operations.

Liquidity and Capital Resources

During 2020, our principal sources of liquidity were proceeds received from our Rights Offering, which expired upon its completion date of March 2, 2020, pursuant to which we issued 5,384,615 shares of our common stock and received net proceeds of $6.5 million, borrowings under our previous asset-based lending facility and effective management of our working capital. Our principal uses of cash were to pay for customer-related material, labor and subcontract labor, operating expenses, interest expense on our former term loan and asset-based lending facility and refinancing expenses to refinance and replace our former debt facilities with the Term Loan and the PNC Facility. See discussion in “Note 11—Debt” to the consolidated financial statements included in this Form 10-K for additional information regarding the refinancing and the Term Loan and the PNC Facility.

Net Cash Flows

Our net consolidated cash flows, including cash flows related to discontinued operations, consisted of the following:

	Year Ended December 31,
(in thousands)	2020	2019
Cash flows provided by (used in):
Operating activities	$11,181	$(3,839)
Investing activities	(117)	(242)
Financing activities	(9,826)	6,896
Effect of exchange rate changes on cash	128	61
Net change in cash, cash equivalents and restricted cash	$1,366	$2,876

Cash and Cash Equivalents

As of December 31, 2020, our operating unrestricted cash and cash equivalents increased $1.4 million to $8.7 million. As of December 31, 2020, $3.9 million of our operating cash balance is held in U.S. bank accounts and $4.8 million in Canadian bank accounts.

At March 18, 2021, we had $14.0 million in unrestricted cash and cash equivalents that could be used, along with normal cash flows from operations, to fund unanticipated shortfalls in future cash flows.

Operating Activities

Cash flows from operating activities result primarily from earnings sources and are affected by changes in operating assets and liabilities, which consist primarily of working capital balances related to our projects. For the year ended December 31, 2020, cash from operating activities increased $15.0 million to $11.2 million. The increase in our operating cash in 2020 was partially attributable to an increase in operating income of $4.1 million and an increase of $10.7 million of cash provided from collections of receivables in 2020, compared to 2019. The increase in cash provided by operating income and accounts receivable was primarily attributable to business growth, effective deployment of our assets, capital and talent, and our efforts to more effectively collect receivables as due from our customers.

During 2020, our working capital increased $8.8 million, or 100.9%, to $17.7 million from $8.8 million in 2019. This was primarily related to a $10.4 million decrease in accounts payable, a $10.5 million decrease in short-term borrowings related to the replacement of our previous asset-based lending facility with MidCap Financial Trust, a $1.4 million increase in cash and cash equivalents, and a $4.0 million increase in other current assets, due primarily to increased activity in Canada and unamortized commercial insurance premiums. This was primarily offset, by a $10.7 million decrease in accounts receivable, net, due primarily to improvements in our collection of customer receivables.

Investing Activities

For the years ended December 31, 2020 and 2019, our investing activities did not have a significant impact on our net cash flows.

Financing Activities

For the year ended December 31, 2020, net cash used in financing activities was $9.8 million primarily due to refinancing our previous term loan and asset-based lending facility, partially offset by the proceeds from our Rights Offering.

On December 16, 2020, we refinanced and replaced our previous term loan with Centre Lane with the Term Loan. This required the Company to pay $1.0 million in prepayment penalties and legal fees, $1.0 million in structuring fees, $4.2 million in debt issuance costs, and complete repayment of $33.6 million principal due on our prior term loan. This amount was offset by $35.0 million of borrowings under the Term Loan.

In addition, on December 16, 2020, we also refinanced and replaced our previous asset-based lending facility with MidCap Financial Trust with the PNC Facility. As such, our borrowings under the PNC Facility are currently our primary source of liquidity. During the year ended December 31, 2020, our payments from customer cash receipts under our prior asset-based lending facility exceeded our borrowings by $10.5 million primarily due to timing and completely repaying our prior asset-based lending facility. At any point in time, the outstanding balance under the PNC Facility is a function of the timing of collections of our customer receivables and the timing of our cash expenditure needs for the following week for payment of trade payable obligations, payroll, and related tax obligations. For additional information about our outstanding debt, including the Term Loan and the PNC Facility, please refer to “Note 11—Debt” to the consolidated financial statements included in this Form 10-K.

On March 2, 2020, we successfully completed our Rights Offering which provided $6.5 million in net proceeds, partially offsetting our net cash used from refinancing our debt. For additional information, please refer to “Note 2—Liquidity” to the consolidated financial statements included in this Form 10-K.

Effect of Exchange Rate Changes on Cash

For the years ended December 31, 2020 and 2019, the effect of Canadian foreign exchange rate changes on our cash balances was not material.

Dividends

We have not declared dividends since the first quarter of 2015 and do not anticipate declaring dividends in the near term. As of December 31, 2020, the terms of the Term Loan and PNC Facility restricted our ability to pay dividends. In addition, the timing and amounts of any dividends would be subject to determination and approval by our Board of Directors.

Liquidity Outlook

Overall, we expect liquidity to continue to improve through 2021 as a result of refinancing our debt with terms that reflect improving operational performance, and expected increased net profits. However, we may experience periodic short-term constraints on our liquidity as a result of the cash flow requirements of specific projects. A high percentage of our cost of service comes from weekly craft labor payrolls, and the lag between incurrence of those payrolls and the subsequent collection of the resulting customer billings results in negative cash flows for that time period. Although we utilize the PNC Facility to address those time period negative cash flows, contract terms restricting customer invoicing frequency, delays in customer payments, and underlying surety bonds negatively impact our available borrowing base.

We believe that we have sufficient resources to satisfy our 2021 working capital requirements, as we successfully completed our Rights Offering, which expired March 2, 2020, pursuant to which we issued 5,384,615 shares of our common stock and received net proceeds of $6.5 million, and refinanced and replaced our prior credit facilities with Centre Lane and MidCap Financial Trust with new credit facilities to better accommodate our growth initiatives as we pass our restructuring phase and move into our future growth initiatives.

While we have been adversely affected by the COVID-19 pandemic, we currently cannot predict the ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows, as such impact is dependent on future developments, including the duration and severity of the pandemic and the related length of its impact on the global economy, which remain uncertain and cannot be predicted at this time. In April 2020, the Company experienced a temporary suspension for projects in New York, which required a phased reopening that resulted in the job sites being fully functional by the beginning of June 2020. In addition, there was an increase in COVID-19 cases at Plant Vogtle in July 2020, which resulted in the Company working with customers, clients, and job site leadership to provide more strategic focus and resources towards implementing enhanced safety protocols to fight the spread of the COVID-19 virus. Although, during the third quarter of 2020, the Company was informed of delays for a nuclear project and outage cycle in Louisiana, and experienced a slow-down in business development activities and bid opportunities, particularly on the eastern shore of the Lake Huron area in Ontario, Canada, due to COVID-19, these developments did not materially impact our cash and the deployment of our capital resources during 2020. We have seen a decrease in new business development based on restrictions on travel and in-person meetings, and stricter safety guidelines, coupled with decreased spending related to market uncertainty due to COVID-19. Any recovery from the COVID-19 pandemic and related economic impact may also be slowed or reversed by a number of factors, including delayed deployment of vaccinations or another widespread resurgence in COVID-19 infections. Management will continue to closely monitor conditions using the data available and will draw on the expertise of health officials, including the latest recommendations from the Centers for Disease Control and Prevention and the on-site medical professionals. Our liquidity, as well as our ability to satisfy our working capital requirements, may be adversely affected to some degree by the COVID-19 pandemic. We currently believe that the impact of COVID-19 will not negatively impact our ability to comply with the covenants under our existing credit facilities. However, we cannot provide any assurance that the assumptions used to estimate our liquidity requirements will remain accurate due to the unprecedented nature and the unpredictability of the COVID-19 global pandemic and its potential impact on us and our customer base. As a consequence, our estimates of the duration and severity of the pandemic and its impact on our future earnings and cash flows could change and have a material impact on our results of operations and financial condition. In addition, even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of the pandemic’s global economic impact, including any recession that has occurred or may occur in the future.

In the event that we are unable to address potential liquidity shortfalls in the future, management will need to seek additional funding, which may not be available on reasonable terms, if at all. For additional information regarding our liquidity, please refer to “Note 2—Liquidity” to the consolidated financial statements included in this Form 10-K.

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

As of December 31, 2020, we had a contingent liability for issued and outstanding standby letters of credit, generally issued to secure performance on customer contracts. As of December 31, 2020, we had $0.5 million of outstanding standby letters of credit pursuant to a prior revolving credit facility with Wells Fargo Bank, National Association and there were no amounts drawn upon these letters of credit. In addition, as of December 31, 2020, we had outstanding payment and performance surety bonds on projects of $31.0 million.

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

Revenue Recognition.  We provide construction, maintenance, and support services to customers in energy, power, and industrial end markets. Our services, which are provided through long-term maintenance or discrete project agreements, are designed to improve or sustain our customers’ operating efficiencies and extend the useful lives of their process equipment. The contracts are awarded on a competitively bid and negotiated basis with the majority structured as cost-plus arrangements and the remainder as lump-sum.

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

Our contracts may include several types of variable consideration, including change orders, rate true-up provisions, retainage, claims, incentives, penalties, and liquidated damages. We estimate the amount of revenue to be recognized on variable consideration using estimation methods that best predict the amount of consideration to which we expect to be entitled. We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based on an assessment of our anticipated performance and all information (historical, current, and forecasted) that is reasonably available. We update our estimate of the transaction price each reporting period and the effect of variable consideration on the transaction price is recognized as an adjustment to revenue on a cumulative catch-up basis. In circumstances where we cannot reasonably determine the outcome of a contract, we recognize revenue over time as the work is performed, but only to the extent of recoverable costs incurred (i.e. zero margin). A loss provision is recorded for the amount of any estimated unrecoverable costs in excess of total estimated revenue on a contract as soon as we become aware. We generally provide a limited warranty for a term of two years or less following completion of services performed under our contracts. Historically, warranty claims have not resulted in material costs incurred.

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

For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for our reporting unit. Under the market approach, the fair value is determined by utilizing comparative market multiples in the valuation estimates. The fair value of our Williams reporting unit exceeded book value at December 31, 2020.

Similarly, the testing of our trade names for potential impairment involves the comparison of the carrying value for each trade name to its estimated fair value, which is determined using the relief from royalty method.

Impairment write-downs are charged to results of operations in the period in which the impairment is determined. We recorded no impairment write-downs in 2020.

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

Under Accounting Standards Codification (“ASC”) 740—Income Taxes, the Financial Accounting Standards Board (the “FASB”) requires companies to assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available positive and negative evidence and utilizing a “more likely than not” standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company’s current or previous operating history is given more weight than its future outlook, although we do consider future taxable income projections, ongoing tax planning strategies and the limitation on the use of carryforward losses in determining valuation allowance needs. We establish valuation allowances for our deferred tax assets if, based on the available evidence, it is more likely than not that some portion of or all the deferred tax assets will not be realized.

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

Insurance. The Company maintains insurance coverage for most insurable aspects of its business and operations. The Company’s insurance programs, including, but not limited to, health, general liability, and workers’ compensation, have varying coverage limits depending upon the type of insurance. We retain exposure to potential losses based on deductibles, coverage limits and retentions. For the year ended December 31, 2020 and 2019, insurance expense, including insurance premiums related to the excess claim coverage and claims incurred for continuing operations, was $2.4 million and $2.8 million, respectively.

The Company’s consolidated balance sheets include amounts representing its probable estimated liability related to insurance-related claims that are known and have been asserted against the Company, and for insurance-related claims that are believed to have been incurred, but had not yet been reported as of December 31, 2020 and 2019. As of December 31, 2020, and 2019, the Company provided $0.5 million and $0.8 million, respectively, in letters of credit and provided cash collateral of $0.6 million and $0.2 million, respectively, as security for possible workers’ compensation claims.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes”, which simplifies the accounting for income taxes by removing certain exceptions for investments, intraperiod allocations and interim calculations, and adding guidance to reduce complexity in accounting for income taxes. The update is effective for annual periods beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company historically did not rely on the exceptions in computing the tax provision. We will implement the new provisions under ASU 2019-12 as they become relevant to our tax provision.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rules 13a-15(e) or 15d-15(e) of the Exchange Act. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, under the supervision of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the Internal Control–Integrated Framework (2013). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring. Based on this evaluation, our management concluded that we had effective internal control over financial reporting as of December 31, 2020.

Changes in Internal Control over Financial Reporting

As discussed in “Item 9A. Controls and Procedures” of our Annual Report on Form 10-K for the year ended December 31, 2019, we designed a remediation plan to strengthen our financial reporting and accounting functions and have remediated the previously reported material weaknesses described in the 2019 Form 10-K. During 2020, we continued to take meaningful steps to enhance our disclosure controls and procedures and our internal control over financial reporting by strengthening our financial reporting and accounting functions.

We engaged an outside firm to assist with the design and implementation of a comprehensive risk-based internal controls plan, including detailed internal controls, updated procedures, forms, checklists, and process flows with roles and responsibilities defined. The firm also completed substantial testing of the internal controls and has been retained to continue monitoring the effectiveness of the controls by performing periodic testing and walk-throughs. This firm will report deficiencies based on future monitoring directly to our Chief Financial Officer and will evaluate remediation of any deficiencies within a defined period of time.

We implemented an internal auditing program, restructured our finance and accounting department, upgraded key positions, and trained all employees on the new internal controls. We modified our reporting structure to more clearly define roles, responsibilities, and decisional authority, and to ensure appropriate segregation of duties.

Additional controls were added to ensure more complete and accurate reporting of revenue recognition. Procedures and processes were developed for both accounting and operations personnel relating to job and change order documentation, more rigorous and inclusive reporting process for job cost, estimates at completion, job status, and potential risks that affect revenue recognition.

While we continue to implement design enhancements to our internal control procedures, we believe there were no changes to our internal control over financial reporting which were identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.  Other Information.

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Item 10 with respect to our executive officers is included in Part I of this Form 10-K under the caption “Information about our Executive Officers”. The other information required by this Item is incorporated herein by reference to the information included under the captions “Proposal No. 1 – Election of Directors,” “Delinquent Section 16(a) Reports,” and “The Board, its Committees and its Compensation – Board Leadership Structure and Committee Composition” in our Proxy Statement for the 2021 Annual Meeting of Stockholders, which we plan to file within 120 days after December 31, 2020, the end of our fiscal year.

The Board of Directors has adopted a Code of Business Conduct and Ethics, which outlines the principles of legal and ethical business conduct under which we do business. The Code of Business Conduct and Ethics is applicable to all of our directors, officers, and employees. The Code of Business Conduct and Ethics is available under the heading “Governance — Governance Documents” of the Investor Relations section of our website at http://www.wisgrp.com. Upon written request to our Corporate Secretary sent to our principal executive offices, we will provide a copy of the Code of Business Conduct and Ethics free of charge. Any substantive amendment of the Code of Business Conduct and Ethics, and any waiver of the Code of Business Conduct and Ethics for executive officers or directors, will be made only after approval by the Board or a committee of the Board, and will be disclosed on our website. In addition, any such waiver will be disclosed within four days on a Form 8-K filed with the SEC if then required by applicable rules and regulations.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated by reference to the information included under the captions “Executive Compensation,” “The Board, its Committees and its Compensation – Director Compensation” and “2020 Director Compensation” in our Proxy Statement for the 2021 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to the information included under the captions “Executive Compensation – Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2021 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference to the information included under the captions “Certain Relationships and Related Transactions” and “The Board, its Committees and its Compensation – Director Independence” in our Proxy Statement for the 2021 Annual Meeting of Stockholders.

Item 14.  Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference to the information included under the caption “Proposal No. 2 – Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2021 Annual Meeting of Stockholders.

Part IV

Item 15.  Exhibits and Financial Statement Schedules.

Documents filed as part of this Report:

Financial Statements: The following report of our independent accountants and our consolidated financial statements are set forth in the index beginning on page F-1:

●	Report of Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets as of December 31, 2020 and 2019
●	Consolidated Statements of Operations for the years ended December 31, 2020 and 2019
●	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2020 and 2019
●	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2020 and 2019
●	Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019
●	Notes to the Consolidated Financial Statements

All other schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

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

3.4	Fourth Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 to our Form 8-K filed with the Commission on June 29, 2018 and incorporated herein by reference).
4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to our Form 8-K filed with the Commission on June 29, 2018 and incorporated herein by reference).
4.2	Description of the Company’s Registered Securities. ♦
10.1	Amended and Restated Incentive Compensation Plan (filed as Exhibit 10.1 to our Form 10-Q filed with the Commission on May 16, 2011 and incorporated herein by reference).*
10.2	2011 Equity Incentive Plan (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on May 24, 2011 and incorporated herein by reference).*
10.3

Election and Nomination Agreement, dated as of June 1, 2016 and effective May 25, 2016, by and among (i) Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P. I, Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Capital, Inc. Profit Sharing & Money Purchase Plan, Wynnefield Capital Management, LLC, and Wynnefield Capital, Inc. and (ii) the Company (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on June 1, 2016 and incorporated herein by reference).

10.4	Short-Term Incentive Plan (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on February 26, 2013 and incorporated herein by reference).*
10.5	2015 Equity Incentive Plan (as amended and restated as of May 12, 2020) (filed as Exhibit 10.6 to our Form 10-Q filed with the Commission on May 13, 2020 and incorporated herein by reference).*
10.6	Executive Severance Plan, as Amended and Restated on August 19, 2015 (filed as Exhibit 10.2 to our Form 8 K filed with the Commission on September 25, 2015 and incorporated herein by reference).*
10.7	Form of Performance Based Restricted Share Unit Agreement. (filed as Exhibit 10.66 to our Form 10-K filed with the Commission on March 15, 2017 and incorporated herein by reference).*
10.8

Form of Performance-Based Restricted Share Unit Agreement (dated April 17, 2017) (filed as Exhibit 10.2 to our Form 10-Q for the quarter ended June 30, 2017, filed with the Commission on December 19, 2017 and incorporated herein by reference).*

10.9

Form of Cash-Based Award Agreement (dated April 17, 2017) (filed as Exhibit 10.3 to our Form 10-Q for the quarter ended June 30, 2017, filed with the Commission on December 19, 2017 and incorporated herein by reference).*

10.10

Employment Agreement, dated June 20, 2018, by and between the Company and Tracy D. Pagliara (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on June 26, 2018 and incorporated herein by reference).*

10.11

Employment Agreement, dated August 12, 2019, between the Company and Charles E. Wheelock (filed as Exhibit 10.5 to our Form 10-Q filed with the Commission on August 14, 2019 and incorporated herein by reference).*

10.12	Form of Restricted Shares Award Agreement (dated January 22, 2019) (filed as Exhibit 10.42 to our Form 10-K filed with the Commission on April 1, 2019 and incorporated herein by reference).*
10.13	Form of Time-Based Restricted Share Unit Agreement (2019) (filed as Exhibit 10.2 to our Form 10-Q filed with the Commission on August 14, 2019 and incorporated herein by reference).*
10.14	Form of Cash-Based Performance Award Agreement (2019) (filed as Exhibit 10.3 to our Form 10-Q filed with the Commission on August 14, 2019 and incorporated herein by reference).*
10.15

Employment Agreement, dated September 30, 2019, between the Company and Randall R. Lay. (filed as Exhibit 10.2 to our Form 10-Q filed with the Commission on November 14, 2019 and incorporated herein by reference).*

10.16

Time-Based Restricted Share Unit Agreement (Inducement Grant), dated September 30, 2019, between the Company and Randall R. Lay (filed as Exhibit 10.3 to our Form 10-Q filed with the Commission on November 14, 2019 and incorporated herein by reference).*

10.17

Performance-Based Restricted Share Unit Agreement (Inducement Grant), dated September 30, 2019, between the Company and Randall R. Lay (filed as Exhibit 10.4 to our Form 10-Q filed with the Commission on November 14, 2019 and incorporated herein by reference).*

10.18	Form of Restricted Shares Award Agreement (dated March 13, 2019) (filed as Exhibit 10.38 to our Form 10-K filed with the Commission on March 27, 2020 and incorporated herein by reference).*
10.19	Form of Time-Based Award Agreement (March 31, 2020) (filed as Exhibit 10.4 to our Form 10-Q filed with the Commission on May 13, 2020).*
10.20	Form of Performance-Based Award Agreement (March 31, 2020).*♦
10.21

Offer Letter, dated October 10, 2018, between the Company and Matthew J. Petrizzo (filed as Exhibit 10.3 to our Form 10-Q filed with the Commission on November 12, 2020 and incorporated herein by reference).*

10.22

Separation Agreement, dated September 2, 2020, between the Company and Matthew J. Petrizzo (filed as Exhibit 10.2 to our Form 10-Q filed with the Commission on November 12, 2020 and incorporated herein by reference).*

10.23

Offer Letter, dated November 14, 2019, between the Company and Michael K. (Kelly) Powers (filed as Exhibit 10.4 to our Form 10-Q filed with the Commission on November 12, 2020 and incorporated herein by reference).*

10.24

Term Loan, Guarantee and Security Agreement, dated December 16, 2020, among Williams Industrial Services Group Inc., as borrower, EICF Agent LLC, as agent, and the other credit parties party thereto.**♦

10.25

Revolving Credit and Security Agreement, dated December 16, 2020, among Williams Industrial Services Group Inc., Williams Industrial Services Group, L.L.C., Williams Industrial Services, LLC, Williams Specialty Services, LLC, Williams Plant Services, LLC, Williams Global Services, Inc., and Construction & Maintenance Professionals, LLC, as borrowers, Global Power Professional Services Inc., GPEG, LLC, Steam Enterprises LLC, WISG Canada Ltd., WISG Nuclear Ltd. and WISG Electrical Ltd., as guarantors, and PNC Bank, National Association, as agent, and the lenders party thereto.**♦

21.1	Subsidiaries of the Company.♦
23.1	Consent of Independent Registered Public Accounting Firm (Moss Adams LLP).♦
24.1	Powers of Attorney for our directors and certain executive officers (included on signature page).♦
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.♦
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.♦
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).♦
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).♦
101.INS	XBRL Instance Document♦
101.SCH	XBRL Taxonomy Extension Schema Document♦
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document♦
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document♦
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document♦
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document♦

*Indicates a management contract or compensatory plan or arrangement.

**

Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Registration S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.

♦Filed herewith.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2021

WILLIAMS INDUSTRIAL SERVICES GROUP INC.

By:	/s/ Tracy D. Pagliara
Tracy D. Pagliara, President and Chief Executive Officer

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints Tracy D. Pagliara, President and Chief Executive Officer, and Charles E. Wheelock, Senior Vice President, Chief Administrative Officer, General Counsel and Secretary, and each of them singly, his true and lawful attorneys-in-fact and agents with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all the said attorneys-in-fact and agents or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

r
NAME	TITLE	DATE

/s/ Tracy D. Pagliara	Chief Executive Officer, President and Director (Principal Executive Officer)	March 31, 2021
Tracy D. Pagliara

/s/ Randall R. lay	Chief Financial Officer, Senior Vice President (Principal Financial and Accounting Officer)	March 31, 2021
Randall R. Lay

/s/ Robert B. Mills	Director and Chairman of the Board	March 31, 2021
Robert B. Mills

/s/ Steven D. Davis	Director	March 31, 2021
Steven D. Davis

/s/ David A. B. Brown	Director	March 31, 2021
David A. B. Brown

/s/ Nelson Obus	Director	March 31, 2021
Nelson Obus

/s/ Mitchell I. Quain	Director	March 31, 2021
Mitchell I. Quain

Item 8. Financial Statements and Supplementary Data

Williams Industrial Services Group Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Williams Industrial Services Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Williams Industrial Services Group, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

As described in note 2 and 9, the Company has lump sum contracts which generally include a single performance obligation for which revenue is recognized over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. The Company recognizes revenues for lump sum contracts over the contract term (“over time”) as construction work progresses. The accounting for these contracts involve judgement as it relates to determining total estimated revenue (transaction price) and estimating total costs to be incurred at contract completion. Costs of operations are typically recognized as incurred, and the Company’s revenues, including estimated profits, are recorded proportionately as costs are incurred based on the ratio of costs incurred to date to the total estimated costs at completion for the respective performance obligations. Assumptions as to the occurrence of future events and the likelihood and amount of variable consideration, including the impact of change orders, rate true-up provisions, retainage, penalties and liquidated damages. are made during the contract performance period (collectively referred to as “variable consideration”). The Company estimates variable consideration at the most likely amount it expects to receive, and includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.

Given the significant judgement necessary to account for the Company’s lump sum contracts including the use of estimates, such as total estimated revenue, total costs to be incurred at contract completion, and variable consideration, which are complex and subject to many variables, auditing the corresponding balances and related accounting estimates required extensive audit effort due to the complexity of these estimates, and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.

The primary procedures we performed to address this critical audit matter included:

●	Obtain an understanding and evaluate the design of the Company’s process and controls over the contract management cycle, including those related to the accumulation of the estimated costs to complete a contract and the estimation of variable consideration.
●	Test a selection of lump sum contracts focusing on risk based characteristics. Evaluate the assumptions and judgments underlying the accounting for these significant contracts as follows:
o	Compare estimated costs to complete to historical contract performance relative to overall contractual commitments and estimated gross margin at December 31, 2020. Compare management’s assumptions on future contract costs to underlying supporting evidence.
o	Perform a retrospective review of previously estimated profit by performing an analysis at the contract level to evaluate estimated costs and variable consideration settled in the current year compared to management’s prior year estimates
o	Confirm contract terms and applicable balances with customers
o	Perform substantive test of detail over job costs

/s/ Moss Adams LLP

Dallas, Texas

March 31, 2021

We have served as the Company’s auditor since 2017.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$8,716	$7,350
Restricted cash	468	468
Accounts receivable, net of allowance of $351 and $377, respectively	27,549	38,218
Contract assets	7,969	7,225
Other current assets	6,457	2,483
Total current assets	51,159	55,744

Property, plant and equipment, net	309	273
Goodwill	35,400	35,400
Intangible assets	12,500	12,500
Other long-term assets	5,712	8,549
Total assets	$105,080	$112,466

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,210	$16,618
Accrued compensation and benefits	15,800	9,318
Contract liabilities	2,529	2,699
Short-term borrowings	352	10,849
Current portion of long-term debt	1,050	700
Other current liabilities	7,170	6,408
Current liabilities of discontinued operations	342	340
Total current liabilities	33,453	46,932
Long-term debt, net	30,728	32,658
Deferred tax liabilities	2,440	2,198
Other long-term liabilities	2,098	4,028
Long-term liabilities of discontinued operations	4,466	4,486
Total liabilities	73,185	90,302
Commitments and contingencies (Note 11, 14, and 15)
Stockholders’ equity:
Common stock, $0.01 par value, 170,000,000 shares authorized and 25,926,333 and 19,794,270 shares issued, respectively, and 25,336,442 and 19,057,195 shares outstanding, respectively	256	198
Paid-in capital	90,292	81,964
Accumulated other comprehensive income	28	222
Accumulated deficit	(58,673)	(60,211)
Treasury stock, at par (589,891 and 737,075 common shares, respectively)	(8)	(9)
Total stockholders’ equity	31,895	22,164
Total liabilities and stockholders’ equity	$105,080	$112,466

The accompanying notes are an integral part of these consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except share and per share data)	2020	2019
Revenue	$269,051	$245,787
Cost of revenue	235,035	214,887

Gross profit	34,016	30,900

Selling and marketing expenses	569	587
General and administrative expenses	23,721	24,583
Depreciation and amortization expense	187	301
Total operating expenses	24,477	25,471

Operating income	9,539	5,429

Interest expense, net	6,083	6,032
Loss on extinguishment of debt	1,455	—
Other income, net	(1,367)	(1,958)
Total other expense, net	6,171	4,074

Income from continuing operations before income tax expense	3,368	1,355
Income tax expense	1,385	333
Income from continuing operations	1,983	1,022

Loss from discontinued operations before income tax expense (benefit)	(405)	(234)
Income tax expense (benefit)	40	(1,398)
Income (loss) from discontinued operations	(445)	1,164

Net income	$1,538	$2,186

Basic earnings (loss) per common share
Income from continuing operations	$0.08	$0.05
Income (loss) from discontinued operations	(0.02)	0.07
Basic earnings per common share	$0.06	$0.12

Diluted earnings (loss) per common share
Income from continuing operations	$0.08	$0.05
Income (loss) from discontinued operations	(0.02)	0.07
Diluted earnings per common share	$0.06	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in thousands)	2020	2019
Net income	$1,538	$2,186
Foreign currency translation adjustment	(194)	222
Comprehensive income	$1,344	$2,408

The accompanying notes are an integral part of these consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
	Common Shares			Other
	$0.01 Per Share		Paid-in	Comprehensive	Accumulated	Treasury Shares
(in thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Total
Balance, December 31, 2018	19,767,605	$197	$80,424	$-	$(62,397)	(1,107,387)	$(11)	$18,213
Issuance of restricted stock units	26,665	1	-	-	-	437,319	4	5
Tax withholding on restricted stock units	-	-	(157)	-	-	(67,007)	(2)	(159)
Share-based compensation	-	-	1,697	-	-	-	-	1,697
Foreign currency translation	-	-	-	222	-	-	-	222
Net income	-	-	-	-	2,186	-	-	2,186
Balance, December 31, 2019	19,794,270	$198	$81,964	$222	$(60,211)	(737,075)	$(9)	$22,164
Issuance of common stock	5,384,615	54	6,431	-	-	-	-	6,485
Issuance of restricted stock units	840,682	-	-	-	-	223,216	2	2
Tax withholding on restricted stock units	(93,234)	4	(227)	-	-	(76,032)	(1)	(224)
Share-based compensation	-	-	2,124	-	-	-	-	2,124
Foreign currency translation	-	-	-	(194)	-	-	-	(194)
Net income	-	-	-	-	1,538	-	-	1,538
Balance, December 31, 2020	25,926,333	$256	$90,292	$28	$(58,673)	(589,891)	$(8)	$31,895

The accompanying notes are an integral part of these consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2020	2019
Operating activities:
Net income	$1,538	$2,186
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net (income) loss from discontinued operations	445	(1,164)
Deferred income tax provision (benefit)	242	(484)
Depreciation and amortization on plant, property and equipment	187	301
Amortization of deferred financing costs	1,536	615
Gain on disposals of property, plant and equipment	(104)	—
Debt extinguishment expenses	1,211	—
Bad debt expense	(351)	237
Stock-based compensation	2,546	1,698
Changes in operating assets and liabilities, net of businesses acquired and sold:
Accounts receivable	11,107	(15,675)
Contract assets	(699)	1,001
Other current assets	(3,903)	(743)
Other assets	3,972	1,613
Accounts payable	(10,438)	13,697
Accrued and other liabilities	4,532	(6,704)
Contract liabilities	(176)	(579)
Net cash provided by (used in) operating activities, continuing operations	11,645	(4,001)
Net cash provided by (used in) operating activities, discontinued operations	(464)	162
Net cash provided by (used in) operating activities	11,181	(3,839)
Investing activities:
Purchase of property, plant and equipment	(117)	(242)
Net cash used in investing activities, continuing operations	(117)	(242)
Net cash used in investing activities	(117)	(242)
Financing activities:
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(227)	(154)
Proceeds from issuance of common stock	6,489	—
Debt issuance costs	(4,200)	—
Debt refinancing costs and original issue discount	(2,003)	—
Proceeds from short-term borrowings	262,695	223,958
Repayments of short-term borrowings	(273,192)	(216,383)
Proceeds from long-term debt	35,000	—
Repayments of long-term debt	(34,388)	(525)
Net cash provided by (used in) financing activities, continuing operations	(9,826)	6,896
Net cash provided by (used in) financing activities	(9,826)	6,896
Effect of exchange rate change on cash, continuing operations	128	61
Effect of exchange rate change on cash	128	61
Net change in cash, cash equivalents and restricted cash	1,366	2,876
Cash, cash equivalents and restricted cash, beginning of year	7,818	4,942
Cash, cash equivalents and restricted cash, end of year	$9,184	$7,818

Supplemental Disclosures:
Cash paid for interest	$4,316	$4,697
Noncash fee related to revolving debt facility	$150	$100

The accompanying notes are an integral part of these consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS AND ORGANIZATION

Effective June 29, 2018, Global Power Equipment Group Inc. changed its name to Williams Industrial Services Group Inc. (together with its wholly owned subsidiaries, “Williams,” the “Company,” “we,” “us” or “our,” unless the context indicates otherwise) to better align its name with the Williams business, and its stock now trades on the NYSE American LLC (the “NYSE American”) under the ticker symbol “WLMS.” Williams has been safely helping plant owners and operators enhance asset value for more than 50 years. It provides a broad range of construction, maintenance, and support services to customers in energy, power, and industrial end markets. Williams’ mission is to be the preferred provider of construction, maintenance, and specialty services through commitment to superior safety performance, focus on innovation, and dedication to delivering unsurpassed value to its customers. The Company’s corporate headquarters are located in Tucker, Georgia.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Joint Ventures:  The consolidated financial statements include the accounts of Williams Industrial Services Group, Inc., and its wholly owned subsidiaries. At times, the Company may form joint ventures with unrelated third parties for the execution of a project. For investments in joint ventures not requiring full consolidation, the Company uses the equity method of accounting. The Company does not have any investment in a joint venture in which it is considered to be the primary beneficiary where full consolidation is required.

In 2017, the Company formed a limited liability company (“LLC”) with an unrelated third party for the execution of a nuclear plant construction project. The Company has a 25 percent participation interest in this LLC, with distribution of expected gains and losses being proportionate to its participation interest. Although the LLC holds the construction contract with the client, the services required by the contract are performed by either the LLC, the Company, or the other member of the LLC, or by other subcontractors under subcontracting agreements with the LLC. The Company accounts for its investment in this LLC using the equity method. The Company’s investment in this LLC was $1.7 million and $2.3 million as of December 31, 2020 and 2019, respectively, and was included in other long-term assets on the consolidated balance sheets. Accounts receivable related to work performed for the Company’s unconsolidated investment in the LLC, included in accounts receivable, net, on the consolidated balance sheets, was $3.9 million and $2.7 million as of December 31, 2020 and 2019, respectively. The Company’s pro-rata share of net income from the LLC was $1.2 million and $1.5 million for the years ended December 31, 2020 and 2019, respectively, and was included in other (income) expense, net, on the consolidated statements of operations. In addition, the Company received a dividend of $1.7 million in 2020 and received a dividend of $0.5 million in 2019.

Discontinued Operations:  During the fourth quarter of 2017, the Company made the decision to exit and sell its Electrical Solutions segment. Additionally, during the third quarter of 2017, the Company made the decision to exit and sell substantially all the operating assets and liabilities of its Mechanical Solutions segment, which the Company completed in the fourth quarter of 2017. These decisions were made in an effort to reduce the Company’s outstanding term debt. The Company determined that the decision to exit these segments met the definition of a discontinued operation. As a result, these segments, including TOG Manufacturing Company, Inc., which, along with TOG Holdings, Inc., was sold in July 2016, have been presented as discontinued operations for all periods presented.

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

Segment and Geographic Information:  The Company determines its reportable segments in accordance with Accounting Standards Codification (“ASC”) 280—Segment Reporting. The Company’s operating segments engage in business activities from which it may earn revenues and incur expenses and for which discrete information is available. Operating results for the operating segments are regularly reviewed by the Company’s chief operating decision maker to make decisions about resources to be allocated to the segment and to assess performance. Operating segments are aggregated for reporting purposes when the operating segments are identified as similar in accordance with the basic principles and aggregation criteria in the accounting standards. As a result of the Company’s decision to exit and sell its Mechanical Solutions and Electrical Solutions segments, the Company’s chief operating decision maker reviews financial information on a company-wide basis. Therefore, as of each of December 31, 2020 and 2019, the Company reports on a single reporting segment basis.

The Company uses operating income (loss) to compare and evaluate its financial performance. For the year ended December 31, 2020, the Company earned 86.7% and 13.3% of its revenue in the U.S. and Canada, respectively. For the year ended December 31, 2019, the Company earned 93.1% and 7.9% of its revenue in the U.S. and Canada, respectively.

Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could vary materially from those estimates.

Revenue Recognition:  The Company provides construction, maintenance, and support services to customers in energy, power, and industrial end markets. The Company’s services, which are provided through long-term maintenance or discrete project agreements, are designed to improve or sustain its customers’ operating efficiencies and extend the useful lives of their process equipment. The contracts are awarded on a competitively bid and negotiated basis with the majority structured as cost-plus arrangements and the remainder as lump-sum.

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

The Company’s contracts may include several types of variable consideration, including change orders, rate true-up provisions, retainage, claims, incentives, penalties, and liquidated damages. The Company estimates the amount of revenue to be recognized on variable consideration using estimation methods that best predict the amount of consideration to which the Company expects to be entitled. The Company includes variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. The Company’s estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based on an assessment of its anticipated performance and all information (historical, current, and forecasted) that is reasonably available. The Company updates its estimate of the transaction price each reporting period and the effect of variable consideration on the transaction price is recognized as an adjustment to revenue on a cumulative catch-up basis. In circumstances where the Company cannot reasonably determine the outcome of a contract, it recognizes revenue over time as the work is performed, but only to the extent of recoverable costs

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

incurred (i.e. zero margin). A loss provision is recorded for the amount of any estimated unrecoverable costs in excess of total estimated revenue on a contract as soon as the Company becomes aware. The Company generally provides a limited warranty for a term of two years or less following completion of services performed under its contracts. Historically, warranty claims have not resulted in material costs incurred.

Cash and Cash Equivalents:  Cash and cash equivalents include cash on hand and on deposit with initial maturities of three months or less. As of December 31, 2020, the Company held $3.9 million of its operating cash balance in U.S. bank accounts and $4.8 million in Canadian bank accounts.

Restricted Cash:  Restricted cash as of each of December 31, 2020 and 2019 consisted of $0.5 million, held in escrow for certain indemnities as claims on a divested subsidiary.

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

Property, Plant and Equipment:  Property, plant and equipment are stated at historical cost, less accumulated depreciation. For financial reporting purposes, depreciation is calculated using the straight-line method over the estimated useful life of the asset. Costs of significant additions, renewals and betterments are capitalized. Maintenance and repairs are expensed when incurred. When an asset is sold or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and the gain or loss on disposition is reflected in general and administrative expenses in the consolidated statements of operations. Depreciation expense related to capital equipment used in production is included in cost of revenue.

Long-Lived Assets:  Long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If circumstances require a long-lived asset held for use to be tested for possible impairment, the Company compares the undiscounted cash flows expected to be generated by the asset to the carrying value of the asset. If the carrying value of the asset exceeds expected future cash flows, the excess of the carrying value over the estimated fair value is charged to impairment expense in the consolidated statements of operations. Assets held for sale are reported at the lower of their carrying value, less estimated costs to sell. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. The Company groups long-lived assets by legal entity for purposes of recognition and measurement of an impairment loss as this is the lowest level for which cash flows are independent.

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

The Company’s testing of goodwill for potential impairment involves the comparison of a reporting unit’s carrying value to its estimated fair value, which is determined using the income approach and market approaches. Similarly, the testing of the Company’s trade name for potential impairment involves the comparison of the carrying value of the trade name to its estimated fair value, which is determined using the relief from royalty method. If the carrying value of goodwill or the trade name is deemed to be unrecoverable, the excess of the carrying value over the estimated fair value is charged to results of operations in the period in which the impairment is determined. The Company did not have any impairment write-downs in 2020.

Cost of Revenue:  Cost of revenue primarily includes charges for materials, direct labor and related benefits, freight (inbound and outbound), direct supplies and tools, purchasing and receiving costs, inspection costs and internal transfer costs.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Warranty Costs:  Estimated costs related to warranties are accrued using the specific identification method. Estimated costs are based upon past warranty claims, sales history, the applicable contract terms, and the remaining warranty periods. Warranty terms vary by contract but generally provide for a term of two years or less. The Company manages its exposure to warranty claims by having its field service and quality assurance personnel regularly monitor projects and maintain ongoing and regular communications with its customers. Historically, warranty claims have not resulted in material costs incurred, and any estimated costs for warranties are included in the individual project cost estimates for purposes of accounting for long-term contracts.

Insurance:  The Company maintains insurance coverage for most insurable aspects of its business and operations. The Company’s insurance programs, including, but not limited to, health, general liability, and workers’ compensation, have varying coverage limits depending upon the type of insurance. The Company accrues for incurred but not reported claims by utilizing lag studies.

Shipping and Handling Costs:  The Company accounts for shipping and handling costs in accordance with ASC 605-45—Principal Agent Considerations. Amounts billed to customers in sale transactions related to shipping and handling costs are recorded as revenue. Shipping and handling costs incurred are included in cost of revenue in the consolidated statements of operations.

Advertising Costs:  The Company accounts for advertising costs in accordance with ASC 720-35—Advertising Costs. Generally, advertising costs are immaterial and are expensed as incurred and are included in selling and marketing expense in the consolidated statements of operations.

Stock-Based Compensation Expense:  The Company measures and recognizes stock-based compensation expense based on the estimated fair value of the stock award on the date of grant. Vesting of stock awards is based on certain service, performance, and market conditions (or service only conditions) over a one to four-year period. For all awards with graded vesting, other than awards with performance-based vesting conditions, the Company records compensation expense for the entire award on a straight-line basis over the requisite service period. For graded-vesting awards with performance-based vesting conditions, total compensation expense is recognized over the requisite service period for each separately vesting tranche of the award as if the award is, in substance, multiple awards once performance criteria are set. For market-based awards that cliff vest, total compensation expense is recorded on a straight-line basis over the requisite performance period. The Company recognizes stock-based compensation expense related to performance-based and market-based awards based upon its determination of the potential likelihood of achievement of the specified performance conditions at each reporting date. Stock-based compensation expense is primarily included in general and administrative expenses in the consolidated statements of operations.

Income Taxes:  The Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company measures deferred tax assets and liabilities using enacted tax rates expected to be applied to taxable income in the years in which those differences are expected to be recovered or settled. The Company recognizes income as a result of changes in tax rates on deferred tax assets and liabilities in the period that includes the enactment date.

Under ASC 740—Income Taxes, the Financial Accounting Standards Board (“FASB”) requires companies to assess whether valuation allowances should be established against their deferred tax assets based on the consideration of all available positive and negative evidence, using a “more likely than not” standard. In making such assessments, significant weight is given to evidence that can be objectively verified. A company’s current or previous operating history is given more weight than its future outlook, although the Company does consider future taxable income projections, ongoing tax planning strategies and the limitation on the use of carryforward losses in determining valuation allowance needs. The Company establishes valuation allowances for its deferred tax assets if, based on the available evidence, it is more likely than not that some portion of or all the deferred tax assets will not be realized.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820).” This amendment update modifies disclosure requirements related to fair value measurement for illiquid assets and liabilities that are the most difficult to value, which are considered Level 3. This update focuses on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop fair value measurements, and the narrative description of measurement uncertainty to be applied prospectively for the most recent interim or annual period in the initial fiscal year of adoption for Level 3 assets and liabilities. In the first quarter of 2020, the Company adopted ASU 2018-03, which did not have a material impact on its financial statement disclosures.

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

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes”, which simplifies the accounting for income taxes by removing certain exceptions for investments, intraperiod allocations and interim calculations, and adding guidance to reduce complexity in accounting for income taxes. The update is effective for annual periods beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company historically did not rely on the exceptions in computing the tax provision. The Company will implement the new provisions under ASU 2019-12 as they become relevant to our tax provision.

.

NOTE 3—LEASES

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

Short-term leases (leases with an initial term of twelve months or less or leases that are cancelable by the lessee and lessor without significant penalties) are expensed on a straight-line basis over the lease term. The majority of the Company’s short-term leases relate to equipment used in delivering services to its customers. These leases are entered into at agreed upon hourly, daily, weekly, or monthly rental rates for an unspecified duration and typically have a termination for convenience provision. Such equipment leases are considered short-term in nature unless it is reasonably certain that the equipment will be leased for a term greater than twelve months.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of lease expense for the years ended December 31, 2020 and 2019 were as follows:

Lease Cost/(Sublease Income) (in thousands)	2020	2019
Operating lease cost	$3,679	$4,846
Short-term lease cost	2,601	2,429
Sublease income	-	(66)
Total lease cost	$6,280	$7,209

Lease cost related to finance leases was not significant for the year ended December 31, 2020.

Information related to the Company’s right-of-use assets and lease liabilities for the years ended December 31, 2020 and 2019 was as follows:

Lease Assets/Liabilities (in thousands)	Balance Sheet Classification	2020	2019
Lease Assets
Right-of-use assets	Other long-term assets	$2,029	$5,743

Lease Liabilities
Short-term lease liabilities	Other current liabilities	$1,362	$2,985
Long-term lease liabilities	Other long-term liabilities	1,011	2,939
Total lease liabilities		$2,373	$5,924

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental information related to the Company’s leases for the year ended December 31, 2020 and 2019 are as follows:

(dollars in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used by operating leases	$4,021	$4,884
Right-of-use assets obtained in exchange for new operating lease liabilities	2,290	10,255
Weighted-average remaining lease term - operating leases	1.80 years	2.09 years
Weighted-average remaining lease term - finance leases	3.23 years	4.23 years
Weighted-average discount rate - operating leases	9%	9%
Weighted-average discount rate - finance leases	9%	9%

Total remaining lease payments under the Company’s operating and finance leases for the year ended December 31, 2020 are as follows:

	Operating Leases	Finance Leases

Year Ended December 31,	(in thousands)
2021	$1,637	$6
2022	838	6
2023	202	6
2024	6	1
2025	3	-
Total lease payments	$2,686	$19
Less: interest	(331)	(1)
Present value of lease liabilities	$2,355	$18

NOTE 4—CHANGES IN BUSINESS

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

On July 11, 2018, Koontz-Wagner filed a voluntary petition for relief under Chapter 7 of Title 11 of the Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of Texas. The filing was for Koontz-Wagner only, not for the Company as a whole, and was completely separate and distinct from the Williams business and operations. As a result of the July 11, 2018 bankruptcy of Koontz-Wagner, the Company recorded, a pension withdrawal liability of $2.9 million related to Koontz-Wagner’s International Brotherhood of Electrical Workers Local Union 1392 multi-employer pension plan. The pension liability is expected to be satisfied by annual cash payments of $0.3 million each, paid in quarterly installments, over the next eighteen years.

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

In connection with the sale of its Mechanical Solutions segment, the Company entered into a transition services agreement with the purchaser to provide certain accounting and administrative services for an initial period of nine months. During the years ended December 31, 2020 and December 31, 2019, the Company did not provide services for the purchaser.

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

As of each of December 31, 2020 and 2019, the Company did not have any assets related to its Electrical and Mechanical Solutions’ discontinued operations. The following table presents a reconciliation of the carrying amounts of major classes of liabilities of Electrical and Mechanical Solutions’ discontinued operations:

	December 31,
(in thousands)	2020	2019
Liabilities:
Current liabilities of discontinued operations	$342	$340
Liability for pension obligation	2,670	2,708
Liability for uncertain tax positions	1,796	1,778
Long-term liabilities of discontinued operations	4,466	4,486
Total liabilities of discontinued operations	$4,808	$4,826

The following table presents a reconciliation of the major classes of line items constituting the net income (loss) from discontinued operations. In accordance with GAAP, the amounts in the table below do not include an allocation of corporate overhead.

	Year Ended December 31,
(in thousands)	2020	2019
General and administrative expenses	$197	$21
Other	208	213
Loss from discontinued operations before income taxes	(405)	(234)
Income tax expense (benefit)	40	(1,398)
Income (loss) from discontinued operations	$(445)	$1,164

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

The Company’s property, plant, and equipment balances, by significant asset category, were as follows:

	Estimated	December 31,
($ in thousands)	Useful Lives	2020	2019
Buildings and improvements	5 - 39 years	$495	$474
Machinery and equipment	3 - 12 years	4,236	4,227
Furniture and fixtures	2 - 10 years	8,695	8,668
Capital lease assets	5 years	27	—
Construction-in-progress	—	—	283
		13,453	13,652
Less accumulated depreciation		(13,144)	(13,379)
Property, plant and equipment, net		$309	$273

In 2020, the Company did not have a balance on construction-in-progress, and for 2019, the $0.3 million for construction-in-progress  primarily included building improvements and machinery and equipment. Depreciation expense was $0.2 million and $0.3 million for the years ended December 31, 2020 and 2019, respectively. No impairment charges on property, plant and equipment were recognized for the years ended December 31, 2020 and 2019.

NOTE 6—GOODWILL AND OTHER INTANGIBLE ASSETS

The Company determines the fair value of its reporting unit using a combination of income and market approaches. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The Company uses its internal forecasts to estimate future cash flows and includes an estimate of long-term future growth rates based on its most recent views of the long-term outlook for the reporting unit, which falls within Level 3 of the fair value hierarchy.

As of each of December 31, 2020 and 2019, the Company had $12.5 million of unamortizable indefinite-lived intangible assets related to its Williams Industrial Services Group trade name. The Company did not incur any amortization expense for each of the years ended December 31, 2020 and 2019, respectively. The Company determines the fair value of its trade name using the relief from royalty method. Under that method, the fair value of the trade name is determined by calculating the present value of the after tax cost savings associated with owning the asset and therefore not having to pay royalties for its use for the remainder of its estimated useful life. As a result of the Company’s annual indefinite-lived intangible asset impairment analysis as of October 1, 2020 and 2019, the Company determined the fair value of its trade name exceeded its book value; therefore, no impairment charge was recorded for the years ended December 31, 2020 and 2019.

As a result of the Company’s annual goodwill impairment analysis as of October 1, 2020 and 2019, the Company determined that the fair value of its reporting unit exceeded its book value, and accordingly, no impairment charge was necessary for the years ended December 31, 2020 and 2019.

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

The Company’s financial instruments as of December 31, 2020 and 2019 consisted primarily of cash and cash equivalents, restricted cash, receivables, payables, and debt instruments. The carrying values of these financial instruments approximate their respective fair values, as they are either short-term in nature or carry interest rates that are periodically adjusted to market rates.

NOTE 8—INCOME TAXES

Income (loss) before income taxes was as follows:

	Year Ended December 31,
(in thousands)	2020	2019
Domestic	$(1,130)	$2,075
Foreign	4,498	(720)
Income from continuing operations	3,368	1,355
Loss from discontinued operations	(405)	(234)
Income before income tax expense	$2,963	$1,121

The following table summarizes the income tax expense (benefit) by jurisdiction:

	Year Ended December 31,
(in thousands)	2020	2019
Current:
State	$—	$61
Foreign	1,183	(642)
Total current	1,183	(581)
Deferred:
Federal	92	(88)
State	149	(396)
Foreign	1	—
Total deferred	242	(484)
Income tax expense (benefit)	$1,425	$(1,065)

Income tax expense (benefit) was allocated between continuing operations and discontinued operations as follows:

	Year Ended December 31,
(in thousands)	2020	2019
Continuing operations	$1,385	$333
Discontinued operations	40	(1,398)
Income tax expense (benefit)	$1,425	$(1,065)

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effective Tax Rate Reconciliation

The amount of the income tax expense (benefit) for continuing operations during the years ended December 31, 2020 and 2019 differs from the statutory federal income tax rate of 21% as follows:

	Year Ended December 31,
	2020		2019
(in thousands)	Amount	Percent	Amount	Percent
Tax expense (benefit) computed at the maximum U.S. statutory rate	$707	21.0%	$284	21.0%
Difference resulting from state income taxes, net of federal income tax benefits	646	19.2%	(348)	(25.7)%
State tax rate difference	(273)	(8.1)%	43	3.2%
Non-deductible expenses, other	103	3.0%	130	9.6%
Change in net operating loss carryforward	(1,116)	(33.1)%	2,705	199.6%
Change in valuation allowance	914	27.1%	(1,534)	(113.2)%
Change in foreign tax credits	641	19.0%	2,288	168.9%
Bankruptcy reorganization costs	(3)	(0.1)%	(2,533)	(187.0)%
Other, net	(234)	(6.9)%	(702)	(51.8)%
Total tax expense	$1,385	41.1%	333	24.6%

Deferred Taxes

The significant components of deferred income tax assets and liabilities for continuing operations consisted of the following:

	December 31,
(in thousands)	2020	2019
Assets:
Cost in excess of identifiable net assets of business acquired	$5,111	$5,904
Reserves and other accruals	3,767	4,058
Tax credit carryforwards	6,440	5,289
Accrued compensation and benefits	3,577	1,940
State net operating loss carryforwards	12,465	12,815
Federal net operating loss carryforwards	46,572	47,679
Gain/loss on assets held for sale	1,434	1,434
Other	5,633	4,978
	84,999	84,097
Liabilities:
Indefinite life intangibles	(12,255)	(12,026)
Property and equipment	(407)	(319)
Net deferred tax assets	72,337	71,752
Valuation allowance for net deferred tax assets	(74,777)	(73,950)
Net deferred tax liability after valuation allowance	$(2,440)	$(2,198)

As of December 31, 2020 and 2019, the Company had a net deferred tax liability related to its continuing operations of $2.4 million and $2.2 million, respectively. The net deferred tax liabilities for the years ended December 31, 2020 and 2019 predominantly related to indefinite-lived intangibles deferred tax liabilities that cannot be used to offset deferred tax assets

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

subject to valuation allowances. A net increase in valuation allowances related to continuing operations of $0.8 million as of December 31, 2020 was recorded against the gross deferred tax asset balances as of December 31, 2020.

As of December 31, 2020, the Company would need to generate $293.5 million of future U.S. pre-tax income to realize its deferred tax assets.

Tax Cuts and Jobs Acts of 2017

On December 22, 2017, the Tax Act was signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. federal corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017.

Due to changes in interpretations and assumptions, and future guidance that may be issued and actions we may take in response to the Tax Act, the ultimate impact of the Tax Act may change in future periods. The Tax Act is highly complex, and we will continue to assess the impact of certain aspects of the Tax Act.

Net Operating Losses and Tax Credit Carryforwards

As of December 31, 2020, the Company had $220.6 million of federal net operating loss carryforwards expiring between 2026 and 2037 and state operating loss carryforwards of $271.9 million expiring between 2021 and 2040. The Company has $5.2 million of foreign operating loss carryforwards that will expire in 2040. The Company has $4.5 million in foreign tax credit carryforwards expiring between 2021 and 2030.

Under the Internal Revenue Code, the amount of and the benefits from net operating loss (“NOL”) and tax credit carryforwards may be limited or permanently impaired in certain circumstances. In addition, under the Tax Act, the amount of post 2017 NOLs that the Company is permitted to deduct in any taxable year is limited to 80% of its taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. The Tax Act also generally eliminates the ability to carry back any NOL to prior taxable years, while allowing post 2017 unused NOLs to be carried forward indefinitely.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Valuation Allowances

The Company reviews, at least annually, the components of its deferred tax assets. This review is to ascertain that, based upon all of the information available at the time of the preparation of the financial statements, it is more likely than not, that the Company expects to utilize these deferred tax assets in the future. If the Company determines that it is more likely than not that these deferred tax assets will not be utilized, a valuation allowance is recorded, reducing the deferred tax asset to the amount expected to be realized. Many factors are considered in the determination that the deferred tax assets more likely than not will be realized, including recent cumulative earnings, expectations regarding future taxable income, length of carryforward periods, and other relevant quantitative and qualitative factors. The recoverability of the deferred tax assets is determined by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings, and tax planning strategies.

As of December 31, 2020, the Company carried $12.3 million of deferred income tax liabilities related to indefinite-lived intangibles. Because NOLs generated in taxable years beginning after December 31, 2017 can be carried forward indefinitely under the Tax Act, based upon all of the information available at the time of the preparation of the financial statements, the Company concluded that it is more likely than not that the reversal of taxable temporary differences related to indefinite-lived intangible assets can be used as a source of future taxable income when assessing the realizability of these loss carryforwards that do not expire when they are in the same jurisdiction and of the same character. The Company also determined that it is more likely than not that the reversal of taxable temporary differences related to indefinite-lived intangible assets can be used as a source of future taxable income when assessing the realizability of deferred tax assets that upon reversal would give rise to NOLs that do not expire.

The Company recorded income tax expense from continuing operations of $1.4 million for the year ended December 31, 2020, mainly attributable to the Canadian tax provision. The Company was eligible for the High Tax Exception (“the HTE”) and did not incur Global Intangible Low-Taxed Income (“GILTI”) tax liability in 2020. The election will be made in the Company’s extended 2020 consolidated US income tax return. The Company continues to have a full valuation allowance against its foreign deferred tax assets except for the Canadian subsidiary.

As of December 31, 2020, and 2019, the Company had valuation allowances for deferred tax assets related to its continuing operations in the amount of $74.8 million and $74.0 million, respectively.

Unremitted Earnings

The Company’s foreign subsidiaries may generate earnings that are not subject to U.S. income taxes so long as they are permanently reinvested in its operations outside of the U.S. Pursuant to ASC Topic No. 740-30, undistributed earnings of foreign subsidiaries that are no longer permanently reinvested would become subject to deferred income taxes.

As of December 31, 2020, the Company’s Canadian subsidiary has approximately $5.7 million in Canadian currency in undistributed earnings. The Company’s management asserts that all of the undistributed earnings will be reinvested in the Canadian subsidiary based on the following facts presented at the time of preparing the financial statements: (1) The Company’s domestic operations is not in need of supply of working capital from the foreign subsidiaries, and any temporary intercompany payable with the Canadian subsidiary will be repaid within one year from the end of the corporation’s tax year in which the indebtedness arises; (2) The Canadian subsidiary has not declared dividends since its inception in 2018, and management is not expecting the Canadian subsidiary to declare dividends in the foreseeable future; and (3) The Company’s management has developed a strategic growth initiative to pursue nuclear plant maintenance, modifications, and construction in Canada for the long-term. Therefore, the accrual of deferred tax liability with respect to the Company’s outside basis difference in its investment in Canada is not needed pursuant to the APB 23 exception.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows (in thousands):

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
(in thousands)	2020	2019
Unrecognized tax benefits at January 1	$2,898	$3,095
Reductions to unrecognized tax benefits from lapse of statutes of limitations	(37)	(197)
Unrecognized tax benefits at December 31	$2,861	$2,898

Unrecognized tax benefits from discontinued operations at December 31	$964	$998
Unrecognized tax benefits from continuing operations at December 31	1,897	1,900
	$2,861	$2,898

As of December 31, 2020, the Company provided for a liability of $2.9 million for unrecognized tax benefits related to various federal, foreign, and state income tax matters compared with a liability of $2.9 million for unrecognized tax benefits as of December 31, 2019. The Company has elected to classify interest and penalties related to uncertain income tax positions in income tax expense. As of December 31, 2020, the Company accrued $1.3 million for potential payment of interest and penalties, compared with $1.2 million accrued as of December 31, 2019.

As of each of December 31, 2020 and 2019, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.4 million. In 2021, the Company anticipates it will release less than $0.1 million of accruals of uncertain tax positions as the statute of limitations related to these liabilities will lapse in 2021.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. The Company has incorporated the impact of the CARES Act to the tax provision. In addition, the Company deferred payments of federal employer payroll taxes of approximately $4.9 million, as permitted by the CARES Act. The first half of the deferred amounts will be paid by December 2021, and the second half by December 2022.

The Company files a consolidated U.S. federal income tax return. Currently, the Company is not under examination for income tax purposes by any taxing jurisdiction. A presentation of open tax years by jurisdiction is as follows:

Tax Jurisdiction	Examination in Progress	Open Tax Years for Examination
United States	None	2006 to Present
Mexico	None	2015 to Present
Canada	None	2018 to Present
China	None	2012 to 2017
The Netherlands	None	2017 to 2018

NOTE 9—REVENUE

Disaggregation of Revenue

Disaggregated revenue by type of contract was as follows.

	Year Ended December 31,
(in thousands)	2020	2019
Cost-plus reimbursement contracts	$238,529	$210,538
Fixed-price contracts	30,522	35,249
Total	$269,051	$245,787

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Disaggregated revenue by the geographic area where the work was performed was as follows:

	Year Ended December 31,
(in thousands)	2020	2019
United States	$233,297	$228,820
Canada	35,754	16,967
Total	$269,051	$245,787

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

The following table provides information about contract assets and contract liabilities from contracts with customers.

	December 31,
(in thousands)	2020	2019
Costs incurred on uncompleted contracts	$235,035	$214,887
Earnings recognized on uncompleted contracts	34,016	30,902
Total	269,051	245,789
Less—billings to date	(263,611)	(241,263)
Net	$5,440	$4,526
Contract assets	$7,969	$7,225
Contract liabilities	(2,529)	(2,699)
Net	$5,440	$4,526

For the year ended December 31, 2020, the Company recognized revenue of approximately $2.7 million on approximately $2.7 million in the corresponding contract liability balance at December 31, 2019.

Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of December 31, 2020.

(in thousands)	2021	2022	Thereafter	Total
Remaining performance obligations	$165,304	$79,942	$198,604	$443,850

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—DEBT

As of December 31, 2020, and 2019, the Company had the following debt, net of unamortized deferred financing costs:

	December 31,
(in thousands)	2020	2019
Revolving Credit Facility	$352	$10,849
Current portion of Term Loan	1,050	700
Current debt	$1,402	$11,549

Term Loan	$33,950	$33,687
Debt discount from refinancing to new loan	(991)	-
Unamortized deferred financing costs	(2,231)	(1,029)
Long-term debt, net	$30,728	$32,658

Total debt, net	$32,130	$44,207

Debt Refinancing

As of December 31, 2019, the Company had outstanding debt consisting of (i) a three-year $15.0 million revolving credit facility with MidCap Financial Trust (the “Prior ABL”) and (ii) a four-year $35.0 million term loan facility with Centre Lane Partners, LLC  (the “Prior Term Loan” and together with the Prior ABL, the “Prior Indebtedness”).

On December 16, 2020 (the “Closing Date”), the Company and certain of its subsidiaries refinanced and replaced the Prior ABL and Prior Term Loan and entered into (i) the Term Loan Agreement (as defined below), which provided for senior secured term loan facilities in an aggregate principal amount of up to $50.0 million (collectively, the “Term Loan”), consisting of a $35.0 million closing date term loan facility (the “Closing Date Term Loan”) and up to $15.0 million of borrowings under a delayed draw facility (the “Delayed Draw Term Loan Facility”) with EICF Agent LLC, as agent, and CION,  as a lender and a co-lead arranger; and (ii) a senior secured asset-based revolving line of credit of up to $30.0 million (the “Revolving Credit Facility”) with PNC. In connection with the refinancing, the Company repaid the outstanding balance of the Prior ABL and the Prior Term Loan and all interest in full. As of December 31, 2020, the Company had $0.4 million outstanding under the Revolving Credit Facility and $34.0 million outstanding under the Term Loan. The Term Loan Agreement provides for an interest rate of 9.0% (or 8.5% if the Total Leverage Ratio (as defined in the Term Loan Agreement) is less than 2.50:1) plus the London Interbank Offered Rate (“LIBOR”) (with a minimum rate of 1.0%) per year.

The Company recognized a $1.4 million debt extinguishment loss comprising of $0.7 million of cash used for prepayment penalties related to repaying the Prior ABL and Prior Term Loan, and $0.8 million of non-cash deferred interest costs that were immediately expensed from the Prior Term Loan. There were no amounts outstanding under the Prior Term Loan and the Prior ABL, as of December 31, 2020.

The Revolving Credit Facility

On the Closing Date, the Company and certain of its subsidiaries (the “Revolving Loan Borrowers”) entered into the Revolving Credit and Security Agreement with PNC, as agent for the lenders, and the lenders party thereto (the “Revolving Credit Agreement”), which provides for the Revolving Credit Facility. As part of the Revolving Credit Facility, the Company may access a letter of credit sublimit in an amount up to $2.0 million, a swing loan sublimit in an aggregate principal amount of up to $3.0 million, and a Canadian dollar sublimit in an aggregate principal amount of up to $8.0 million. The Revolving Credit Agreement matures on December 16, 2025.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Borrowings under the Revolving Credit Facility bear interest, at the Company’s election, at either (1) the base commercial lending rate of PNC, as publicly announced, plus 1.25%, payable in cash on a monthly basis, (2) the 30, 60 or 90 day LIBOR rate, subject to a minimum LIBOR floor of 1.00%, plus 2.25%, payable in cash on the last day of each interest period, or (3) with respect to Canadian dollar loans, the Canadian Dollar Offered Rate (“CDOR”), subject to a minimum CDOR rate of 1.00%, payable in cash on a monthly basis. In addition, upon the occurrence of an event of default, and for so long as such event of default continues, default interest equal to 2.00% per year in excess of the rate otherwise applicable will be payable. The Revolving Credit Agreement also includes customary replacement provisions in the event of the discontinuation of LIBOR.

The Revolving Loan Borrowers’ Obligations (as defined in the Revolving Credit Agreement) are guaranteed by certain of the Company’s material, wholly-owned subsidiaries, subject to customary exceptions (the “Revolving Loan Guarantors” and, together with the Revolving Loan Borrowers, the “Revolving Loan Credit Parties”). The Revolving Loan Credit Parties’ obligations are secured by first-priority security interests on substantially all of the Revolving Loan Credit Parties’ accounts and a second-priority security interest in substantially all other assets of the Revolving Loan Credit Parties, subject to the terms of the Intercreditor Agreement between PNC and EICF Agent LLC, as the Revolving Loan Agent and the Term Loan Agent, respectively (as each such term is defined in the Intercreditor Agreement), as described below (the “Intercreditor Agreement”).

We may from time to time voluntarily prepay outstanding amounts, plus any accrued but unpaid interest on the aggregate amount being prepaid, under the Revolving Credit Facility, in whole or in part. There is no required minimum prepayment amount. If at any time the amount outstanding under the Revolving Credit Agreement exceeds the borrowing base, or any sublimit, in effect at such time, the excess amount will be immediately due and payable. Subject to the Intercreditor Agreement, the Revolving Credit Agreement also requires mandatory prepayment of outstanding amounts in the event the Revolving Loan Borrowers receive proceeds from certain events and activities, including, among others, certain asset sales and casualty events, the issuance of indebtedness and equity interests, and the recovery of any proceeds from certain specified arbitration proceedings.

The Revolving Credit Agreement provides for (1) a closing fee of $0.2 million, which was payable on the Closing Date, (2) a customary unused line fee equal to 0.25% per year on the unused portion of the Revolving Credit Facility, which is payable on a quarterly basis, and (3) a collateral monitoring fee of $2,500, which is payable on a monthly basis. The Revolving Credit Agreement also provides for an early termination fee (the “Early Termination Fee”), payable to the revolving lenders thereunder upon (1) any acceleration of the Obligations and termination of the Revolving Credit Agreement and the obligation of the revolving lenders to make advances thereunder following the occurrence of an Event of Default (as defined in the Revolving Credit Agreement), or (2) any other termination of the Revolving Credit Agreement and the obligation of revolving lenders to make advances thereunder for any reason (the “Early Termination Date”). The Early Termination Fee is calculated as follows: if the Early Termination Date occurs on or prior to the first anniversary of the Closing Date, the Early Termination Fee will be 2.00% of the Revolving Credit Facility; and if prepayment occurs after the first anniversary of the Closing Date and on or prior to the second anniversary of the Closing Date, the Early Termination Fee will be 1.00% of the Revolving Credit Facility. While any letter of credit is outstanding under the Revolving Credit Facility, the Revolving Loan Borrowers must pay a letter of credit fronting fee at a rate equal to 0.25% per year, payable quarterly, in addition to any other customary fees required by the issuer of the letter of credit.

The Revolving Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants, in each case, with certain exceptions, limitations and qualifications. The Revolving Credit Agreement also requires the Revolving Loan Borrowers to regularly provide certain financial information to the lenders thereunder, maintain a springing minimum fixed charge coverage ratio, and comply with certain limitations on capital expenditures.

Events of default under the Revolving Credit Agreement include, but are not limited to, a breach of certain covenants or any representations or warranties, failure to timely pay any amounts due and owing, the commencement of any bankruptcy or other insolvency proceeding, judgments in excess of certain acceptable amounts, the occurrence of a change in control, certain events related to ERISA matters, impairment of security interests in collateral or invalidity of guarantees or security documents, or a default or event of default under the Term Loan Agreement (as defined below) or the Intercreditor Agreement, in each case, with customary exceptions, limitations, grace periods and qualifications. If an event of default occurs, the revolving lenders may, among other things, declare all Obligations outstanding under the Revolving Credit Facility to be immediately due and payable, together with accrued interest and fees, and exercise remedies under the collateral documents relating to the Revolving Credit Agreement.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

EICF Agent LLC, as the Term Loan Agent, and PNC, as the Revolving Loan Agent, entered into an Intercreditor Agreement, dated as of the Closing Date, to which the Term Loan Credit Parties (as defined below) and Revolving Loan Credit Parties consented. The Intercreditor Agreement, among other things, specifies the relative lien priorities of the Term Loan Agent and Revolving Loan Agent in the relevant collateral, and contains customary provisions regarding, among other things, the rights of the Term Loan Agent and Revolving Loan Agent to take enforcement actions against the relevant collateral and certain limitations on amending the documentation governing each of the Term Loan and Revolving Credit Facility.

The Term Loan

On the Closing Date, the Company and certain of its subsidiaries (the “Term Loan Borrowers”) entered into the Term Loan, Guarantee and Security Agreement with EICF Agent LLC, as agent for the lenders, CION, as a lender and co-lead arranger, and the other lenders party thereto (the “Term Loan Agreement”), which provides for the Term Loan. The Closing Date Term Loan was fully drawn on the Closing Date, while the Delayed Draw Term Loan Facility is available upon the satisfaction of certain conditions precedent for up to 18 months following the Closing Date. The Term Loan Agreement matures on December 16, 2025.

Borrowings under the Term Loan Agreement bear interest at LIBOR, plus a margin of 8.50% (if the Total Leverage Ratio (as defined in the Term Loan Agreement) is less than 2.50:1) or 9.00% per year (if the Total Leverage Ratio is greater than or equal to 2.50:1), subject to a minimum LIBOR floor of 1.00%, payable in cash on a quarterly basis. In addition, upon the occurrence of an event of default, and for so long as such event of default continues, default interest equal to 2.00% per year in excess of the rate otherwise applicable will be payable. The Term Loan Agreement also includes customary replacement provisions in the event of the discontinuation of LIBOR.

The Term Loan Borrowers’ Obligations (as defined in the Term Loan Agreement) are guaranteed by certain of the Company’s material, wholly-owned subsidiaries, subject to customary exceptions (the “Term Loan Guarantors” and, together with the Term Loan Borrowers, the “Term Loan Credit Parties”). The Term Loan Credit Parties’ obligations are secured by first-priority security interests on substantially all of the Term Loan Credit Parties’ assets, as well as a second-priority security interest on the Term Loan Credit Parties’ accounts receivable and inventory, subject to the Intercreditor Agreement.

Subject to certain conditions, the Term Loan Borrowers may voluntarily prepay the Term Loan on any Payment Date (as defined in the Term Loan Agreement), in whole or in part, in a minimum amount of $1.0 million of the outstanding principal amount, plus a Prepayment Fee (the “Prepayment Fee”), calculated as follows: if prepayment occurs prior to the first anniversary of the Closing Date, the Prepayment Fee will be 3.00% of the principal amount being prepaid; if prepayment occurs on or after the first anniversary of the Closing Date and prior to the second anniversary of the Closing Date, the Prepayment Fee will be 2.00% of the principal amount being prepaid; and if prepayment occurs on or after the second anniversary of the Closing Date and prior to the third anniversary of the Closing Date, the Prepayment Fee will be 1.00% of the principal amount being prepaid.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Subject to certain exceptions, within 120 days of the end of each calendar year, beginning with the year ending December 31, 2021, the Term Loan Borrowers must prepay the Obligations in an amount equal to (1) (i) if the Total Leverage Ratio is greater than 3:00:1:00, 50.0% of Excess Cash Flow (as defined in the Term Loan Agreement) or (ii) if the Total Leverage Ratio is equal to or less than 3:00:1:00 and greater than 2:00:1:00, 25.0% of Excess Cash Flow, less (2) all voluntary prepayments made on the Term Loan during such calendar year; provided that, so long as no default or event of default has occurred and is continuing or would result therefrom, no such prepayment will be required unless Excess Cash Flow for such calendar year equals or exceeds $0.5 million. The Term Loan Agreement also requires mandatory prepayment of certain amounts in the event the Term Loan Borrowers receive proceeds from certain events and activities, including, among others, certain asset sales and casualty events, the issuance of indebtedness and equity interests, and the receipt of extraordinary receipts (with certain exclusions), plus, in certain instances, the applicable Prepayment Fee, calculated as set forth above.

The Term Loan Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants, in each case, with certain exceptions, limitations and qualifications. The Term Loan Agreement also requires the Term Loan Borrowers to regularly provide certain financial information to the lenders thereunder, maintain a maximum total leverage ratio and a minimum fixed charge coverage ratio, and comply with certain limitations on capital expenditures.

Events of default under the Term Loan Agreement include, but are not limited to, a breach of certain covenants or any representations or warranties, failure to timely pay any amounts due and owing, the commencement of any bankruptcy or other insolvency proceeding, judgments in excess of certain acceptable amounts, the occurrence of a change in control, certain events related to ERISA matters, impairment of security interests in collateral or invalidity of guarantees or security documents, or a default or event of default under the Revolving Credit Agreement or the Intercreditor Agreement, in each case, with customary exceptions, limitations, grace periods and qualifications. If an event of default occurs, the Term Loan lenders may, among other things, declare all Obligations to be immediately due and payable, together with accrued interest and fees, and exercise remedies under the collateral documents relating to the Term Loan Agreement.

The scheduled maturities of the Closing Date Term Loan are as follows:

December 31,	(in thousands)
2021	$1,050
2022	1,050
2023	1,050
2024	1,050
2025	30,800
Total	$35,000

The Company’s borrowing rate under the Term Loan at December 31, 2020 was 9.5%.

Letters of Credit and Bonds

In line with industry practice, the Company is often required to provide letters of credit and payment and performance surety bonds to customers. These letters of credit and bonds provide credit support and security for the customer if the Company fails to perform its obligations under the applicable contract with such customer.

The Revolving Credit Facility provides for a letter of credit sublimit in an amount up to $2.0 million. The Company did not have any letters of credit outstanding under the Revolving Credit Facility letter of credit sublimit as of December 31, 2020. There were no amounts drawn upon these letters of credit as of December 31, 2020.

In addition, as of December 31, 2020, the Company had outstanding payment and performance surety bonds of $31.0 million and $59.3 million, respectively.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Financing Costs:

Deferred financing costs are amortized over the terms of the related debt facilities using the straight-line method. The following table summarizes the amortization of deferred financing costs related to the Company's debt facilities and recognized in interest expense on the consolidated statements of operations:

	December 31,
(in thousands)	2020	2019
Term loan*	$458	$380
Revolving credit facility	304	235
Total	$762	$615
*	2020 does not include the $0.8 million of amortization expenses that were written off on the Prior Term Loan and included in the $1.5 million loss on extinguishment of debt.

The following table summarizes unamortized deferred financing costs included on the Company's consolidated balance sheets:

		December 31,
(in thousands)	Location	2020	2019
Term Loan	Long-term debt, net	$2,231	$1,029
Revolving Credit Facility	Other long-term assets	1,890	419
Total		$4,121	$1,448

NOTE 11—EARNINGS PER SHARE

As of December 31, 2020, the Company’s 25,336,442 shares outstanding included 550,857 shares of contingently issued but unvested restricted stock. As of December 31, 2019, the Company’s 19,057,195 shares outstanding included 282,059 shares of contingently issued but unvested restricted stock. Restricted stock is excluded from the calculation of basic weighted average shares outstanding, but its impact, if dilutive, is included in the calculation of diluted weighted average shares outstanding.

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

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Basic and diluted loss per common share from continuing operations were calculated as follows:

	Year Ended December 31,
(in thousands, except share data)	2020	2019
Income from continuing operations	$1,983	$1,022

Basic income per common share:
Weighted average common shares outstanding	23,676,458	18,700,107

Basic income per common share	$0.08	$0.05

Diluted income per common share:
Weighted average common shares outstanding	23,676,458	18,700,107

Diluted effect:
Unvested portion of restricted stock units and awards	541,539	221,905
Weighted average diluted common shares outstanding	24,217,997	18,922,012

Diluted income per common share	$0.08	$0.05

In March 2020, the Company successfully completed its fully backstopped $7.0 million rights offering, which expired March 2, 2020, pursuant to which the Company issued 5,384,615 shares of its common stock and received net proceeds of $6.5 million.

As of December 31, 2020, the Company’s 25,336,442 shares outstanding included 550,857 shares of contingently issued but unvested restricted stock. As of December 31, 2020, the Company’s 19,057,195 shares outstanding included 282,059 shares of contingently issued but unvested restricted stock. Restricted stock is excluded from the calculation of basic weighted average shares outstanding, but its impact, if dilutive, is included in the calculation of diluted weighted average shares outstanding.

The weighted-average number of shares outstanding used in the computation of basic and diluted earnings per share does not include the effect of the following potential outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive:

	Year Ended December 31,
	2020	2019
Unvested service-based restricted stock and restricted stock unit awards	354,257	422,486
Unvested performance- and market-based restricted stock unit awards	1,628,606	892,814
Stock options	—	122,000

NOTE 12—STOCK-BASED COMPENSATION

Description of the Plans

The Company has one equity incentive plan: the 2015 Equity Incentive Plan, as amended and restated on May 12, 2020 (the “2015 Plan”). The 2015 Plan allows for the issuance of up to 3,500,000 shares of stock to the Company’s employees and directors in the form of a variety of instruments, including stock options, restricted stock, restricted share units, stock appreciation rights and other share-based awards. The 2015 Plan also allows for cash-based awards. Generally, all participants who voluntarily terminate their employment with the Company forfeit 100% of all unvested equity awards. Persons who are terminated without cause, or in some cases leave for good reason, are generally entitled to proportionate vesting. The vesting of proportionate time-based shares is accelerated and such shares distributed upon such individuals’ termination date. Proportionate market-based and performance-based restricted shares remain categorized as unvested pending final conclusion on the achievement of the related awards. As of December 31, 2020, the Company had approximately 1,780,675 shares available under the 2015 Plan to settle previously granted awards.

During 2020, the Company granted 946,167 restricted shares and restricted stock units under the 2015 Plan. Total stock-based compensation expense during the years ended December 31, 2020 and 2019 was $2.5 million and $1.6 million,

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respectively, with no related excess tax benefit recognized, and was included in general and administrative expenses on the Company’s consolidated statements of operations. As of December 31, 2020, total unrecognized compensation expense related to all unvested restricted stock and restricted stock unit awards for which terms and conditions are known totaled $2.5 million, which is expected to be recognized over a weighted average period of 1.6 years. The fair value of shares that vested during 2020 and 2019 based on the stock price at the applicable vesting date was $0.8 million and $0.7 million, respectively. The weighted average grant date fair value of the Company’s restricted stock units was $1.98 and $2.29 for the years ended December 31, 2020 and 2019, respectively.

Service-Based Restricted Stock and Unit Awards: During 2020, the Company granted 946,167 service-based restricted shares and restricted stock units under the 2015 Plan. These grants included 580,312 service-based restricted stock units to certain employees at a grant date fair value of $1.11 per share on March 31, 2020 and 365,855 service-based restricted share awards to its five non-employee directors at a grant date fair of $1.23 per share on March 13, 2020. The service-based restricted stock unit grants vest ratably over a three-year period for the restricted units granted to certain employees, and the restricted shares vest after a one-year service period for the five non-employee directors. The fair value of service-based restricted stock unit and restricted share grants represents the closing price of the Company’s common stock on the date of grant.

Information for service-based restricted stock and restricted stock units, excluding those accounted for as liability awards because the award was based on a cash amount and not an amount of shares, as of December 31, 2020 was as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value per Share
Unvested restricted stock and restricted stock units at December 31, 2019	922,502	2.41
Granted	946,167	1.50
Vested	(393,212)	2.48
Modified	-	—
Forfeited	(66,042)	1.74
Unvested restricted stock and restricted stock units at December 31, 2020	1,409,415	$2.41

Performance-based awards:   During 2020 1,178,213 performance-based restricted stock units were granted to certain employees under the 2015 Plan. The 2020 units contain a performance-based requirement consisting of meeting certain  operating income and free cash flow objectives. The performance goals are measured over three annual periods and, if the performance objectives are met, the restricted stock units will vest on March 31, 2023. As of December 31, 2020, for years two and three, the average performance as a percentage target for both years replaces the lower year results. The earned portion of the restricted share units allocated to a performance period shall vest on the vesting date, provided that the grantee shall have remained in the continuous employment of the Company or a subsidiary through the vesting date. Award payouts range from a threshold of 50% to a maximum of 200% and are weighted at 50% for the operating income performance objective and 50% for the free cash flow objective. The Company reassesses the likelihood of meeting the specified performance objective at the end of each reporting period and adjusts compensation expense, as necessary, based on the likelihood of achieving the performance objective.

Information for performance-based restricted stock units as of December 31, 2020 was as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value per Share
Unvested restricted stock units at December 31, 2019	171,204	$2.35
Granted	1,178,213	1.50
Vested	(320,074)	1.22
Modified	—	—
Forfeited	(147,295)	1.37
Unvested restricted stock units at December 31, 2020	882,048	$1.79

Cash-based awards: During 2019, the Company granted cash-based performance awards under the 2015 Plan valued at $1.7 million. At the Company’s discretion, these performance-based restricted stock awards can be settled in cash or shares.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The performance objectives associated with these awards are established by the Compensation Committee of the Board of Directors (the “Compensation Committee”) on an annual basis. For the 2021 performance period, the performance objective is based on the Company’s backlog performance target as of December 31, 2021. Performance objectives for the succeeding year will be established by the Compensation Committee in the respective performance period. Award payouts range from a threshold of 50% to a maximum of 200% for each respective annual performance period. Because the Company intends to settle the cash-based performance awards that are scheduled vest on March 31, 2021 with shares, the fair value of the cash-based performance awards with an established 2020 performance objective represents the closing price of the Company’s common stock on the date of grant. The fair value of the cash-based performance awards that are scheduled to vest on March 31, 2022 will be measured in the year that the respective performance objective is established and approved by the Compensation Committee. The Company recognizes stock-based compensation expense related to its cash-based performance awards based on its determination of the likelihood of achieving the performance objective. The Company reassesses the likelihood of meeting the specified performance objective at the end of each reporting period and adjusts compensation expense, as necessary, based on the likelihood of achieving the performance objective. As of December 31, 2020, the Company had a $0.4 million liability related to this award which was included in other current liabilities on the consolidated balance sheet.

NOTE 13—EMPLOYEE BENEFIT PLANS

Defined Contribution Plan: The Company maintains a 401(k) plan covering substantially all its U.S. employees. The expense for the Company’s 401(k) plan during the years ended December 31, 2020 and 2019 was $0.3 million and $0.8 million, respectively.

Multiemployer Pension Plans:  During 2020, the Company contributed to approximately 75 multiemployer pension plans throughout the U.S. and, historically, it has contributed to over 150 union sponsored multiemployer pension plans throughout the U.S. under the terms of collective-bargaining agreements that cover the Company’s union-represented employees. The risks of participating in these multiemployer pension plans are different from single-employer pension plans primarily in the following aspects:

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

The Company’s participation in these multiemployer pension plans during the year ended December 31, 2020 is outlined in the following table. All information in the tables is as of December 31, 2020, unless otherwise stated. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act zone status available during 2020 and 2019 is for the respective plan’s fiscal year-end as of 2020 and 2019, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the green zone are at least 80 percent funded. If a plan is critical and declining, the plan sponsor may file an application with the Secretary of the Treasury requesting a temporary or permanent reduction of benefits to keep the plan from running out of money. If a fund is in critical status, adjustable benefits may be reduced and no lump sum distributions in excess of $5,000 can be made. Plans that are in critical and endangered status are required to adopt a plan aimed at restoring the financial health of the benefit plan. The “Rehab Plan Status Pending/Implemented” column indicates plans for which a financial improvement plan or a rehabilitation plan is either pending or has been implemented. The next to last column lists the expiration date of the collective-bargaining agreement to which the plans are subject.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Certain plans have been aggregated in the “All Others” line in the following table, as the contributions to each of these individual plans are not material.

								Expiration
		Pension			($ in thousands)			Date of
		Protection Act		Rehab Plan status	Contributions by			Collective
	EIN/Pension	Zone Status		Pending/	the Company		Surcharge	Bargaining
Pension Fund	Plan Number	2020	2019	Implemented	2020	2019	Imposed	Agreement	Notes
Boilermaker-Blacksmith National Pension Trust	48-6168020 001	Endangered	Critical	Rehabilitation Plan Adopted 05/28/17	2,622	2,139	No (7)	Multiple Agreements	3
Central Pension Fund of the IUOE and Participating Employers	36-6052390 001	Green	Green		336	280		Multiple Agreements	3
Central States, Southeast, and Southwest Pension Fund	36-6044243 001	Critical & Declining	Critical & Declining	Rehabilitation Plan Adopted 2008	74	70	No (7)	Multiple Agreements	3
Excavators Union Local 731 Pension Fund	13-1809825 001	Green	Green		441	303		04/30/22	4
IBEW Local 1579 Pension Plan	58-1254974 001	Green	Endangered	Funding Improvement Plan Adopted 08/11/17	774	385		Varies through 07/31/20	6
Iron Workers District Council of Tennessee Valley & Vicinity Pension Plan	62-6098036 001	Green	Green		185	250		Annual Agreements-Automatic Renewal	1
IUPAT Industry Pension Plan	52-6073909 001	Seriously Endangered	Seriously Endangered	Funding Improvement Plan Updated 2017	2,327	1,853		Multiple Agreements	3
Laborers National Pension Fund	75-1280827 001	Critical	Critical	Rehabilitation Plan Adopted 2017	225	176		Multiple Agreements	3
National Asbestos Workers Pension Plan	52-6038497 001	Critical	Endangered	Rehabilitation Plan Updated 12/2010	1,165	1,288	No (8)	Multiple Agreements	3
National Electrical Benefits Fund	53-0181657 001	Green	Green		354	308		Multiple Agreements	3
New Jersey Building Laborers Statewide Pension Fund	22-6077693 001	Critical	Critical	Rehabilitation Plan Adopted 2010	616	40	No (7)	Multiple Agreements	5
Plumbers & Pipefitters National Pension Fund	52-6152779 001	Endangered	Endangered	Funding Improvement Plan Adopted 04/05/10	201	284		Multiple Agreements	3
Plumbers & Steamfitters Local Union No. 43 Pension Fund	62-6101288 001	Green	Green		180	162		Annual Agreements-Automatic Renewal	1
Sheet Metal Workers' National Pension Fund	52-6112463 001	Endangered	Endangered	Funding Improvement Plan Updated 01/01/17	71	204		Multiple Agreements	3
Southern Ironworkers Pension Plan	59-6227091 001	Green	Green		315	260		Varies through 07/31/20	6
Tri-State Carpenters & Joiners Pension Trust Fund	62-0976048 001	Endangered	Seriously Endangered	Rehabilitation Plan Adopted	310	322	No (8)	Annual Agreements-Automatic Renewal	1
Washington State Plumbing & Pipefitting Industry Pension Plan	91-6029141 001	Green	Green		15	99		Annual Agreements-Automatic Renewal	2
Washington-Idaho Laborers-Employers Pension Trust	91-6123988 001	Green	Green		45	153		Annual Agreements-Automatic Renewal	2
Washington-Idaho-Montana Carpenters-Employers Retirement Fund	91-6123987 001	Endangered	Endangered	Funding Improvement Plan Adopted 03/05/12	59	287		Annual Agreements-Automatic Renewal	2

All Others					1,496	1,358
					11,811	10,221

(1)	Defined Benefit Plans for Unions employed through the TVA PMMA and Other Agreements. The TVA Labor Agreements are annual agreements that automatically renew each year.
(2)	Defined Benefit Plans for Unions employed through the GPPMA agreement for Columbia Generating Station. The GPPMA Agreements are annual agreements that automatically renew each year.
(3)	Regional and National Defined Benefit Funds for multiple unions employed under different labor agreements.
(4)	Defined Benefit Plan for Union employed at Con Ed sites.
(5)	Defined Benefit Plans for Unions employed through the GPPMA agreement for San Onofre, Oyster Creek, Pilgrim, Waterford III, Calvert Cliffs Nuclear Plants (Holtec).
(6)	Defined Benefit Plans for Unions employed through the Nuclear Power Construction Agreement. The Nuclear Power Construction Agreement is for new work at Vogtle and runs through the duration of the project.
(7)	No surcharge required if proper rehabilitation plan adopted in labor agreement.
(8)	No surcharge required if plan is not in Critical or Critical & Declining Status.

Employees covered by multiemployer pension plans are hired for project-based building and construction purposes. The Company’s participation level in these plans varies as a result.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company believes that its responsibility for potential withdrawal liabilities associated with participating in multiemployer plans is limited because the building and construction trades exemption should apply to the substantial majority of the Company’s plan contributions. However, pursuant to the Pension Protection Act of 2006 and other applicable laws, the Company is also exposed to other potential liabilities associated with plans that are underfunded. As of December 31, 2020, the Company had been notified that certain pension plans were in critical funding status. Currently, certain plans are developing, or have developed, a rehabilitation plan that may call for a reduction in participant benefits or an increase in future employer contributions. Therefore, in the future, the Company could be responsible for potential surcharges, excise taxes and/or additional contributions related to these plans. Additionally, market conditions and the number of participating employers remaining in each plan may result in a reorganization, insolvency or mass withdrawal that could materially affect the funded status of multiemployer plans and the Company’s potential withdrawal liability, if applicable. The Company continues to actively monitor, assess, and take steps to limit its potential exposure to any surcharges, excise taxes, additional contributions and/or withdrawal liabilities. However, the Company cannot, at this time, estimate the full amount, or even the range, of this potential exposure.

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

The Company completed a bankruptcy filing of its  Koontz-Wagner subsidiary on July 11, 2018. This could require the Company to incur legal fees and other expenses related to liabilities from this bankruptcy filing. While the Company does not anticipate these liabilities will have a material adverse effect on its results of operations, cash flows and financial position, and although the statute of limitations has run on certain claims that the Chapter 7 Trustee for the Koontz-Wagner estate might assert, there can be no assurance of the outcome. The filing was for Koontz-Wagner only, not for the Company as a whole, and was completely separate and distinct from the Williams business and operations. For additional information, please refer to “Note 5—Changes in Business” to the consolidated financial statements.

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

Insurance:  The Company maintains insurance coverage for most insurable aspects of its business and operations. The Company’s insurance programs, including, but not limited to, health, general liability, and workers’ compensation, have varying coverage limits depending upon the type of insurance. For the year ended December 31, 2020 and 2019, insurance expense, including insurance premiums related to the excess claim coverage and claims incurred for continuing operations, was $2.4 million and $2.8 million, respectively.

The Company’s consolidated balance sheets include amounts representing its probable estimated liability related to insurance-related claims that are known and have been asserted against the Company, and for insurance-related claims that are believed to have been incurred, but had not yet been reported as of December 31, 2020 and 2019. As of December 31, 2020, and 2019, the Company provided $0.5 million and $0.8 million, respectively in letters of credit and provided cash collateral of $0.6 million and $0.2 million, respectively, as security for possible workers’ compensation claims.

Executive Severance: At December 31, 2020, the Company had outstanding severance arrangements with officers and senior management. The Company’s maximum commitment under all such arrangements, which would apply if the employees covered by these arrangements were each terminated without cause, was $2.6 million at December 31, 2020.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

The Company has certain customers that represented more than 10 percent of its consolidated accounts receivable. The balance for these customers as a percentage of the consolidated accounts receivable was as follows:

	December 31,
Customer	2020	2019
Southern Nuclear Operating Company	24%	45%
Tennessee Valley Authority	15%	*
Bruce Power	11%	*

*Less than 10%

The Company has certain customers that represented more than 10 percent of consolidated revenue. The revenue for these customers as a percentage of the consolidated revenue was as follows:

	Year Ended December 31,
Customer	2020	2019
Southern Nuclear Operating Company	31%	26%
Tennessee Valley Authority	18%	22%
Richmond County Constructors, LLC ("RCC")	11%	14%
Energy Northwest	*	10%
All others	38%	28%
Total	100%	100%

*Less than 10%

NOTE 16—OTHER SUPPLEMENTAL INFORMATION

Other current assets consisted of the following:

	December 31,
(in thousands)	2020	2019
Unamortized commercial insurance premiums	$1,903	1,025
Cash collateral on commercial insurance claims	585	445
Prepaid health insurance premiums	207	—
Workers compensation refund	265	—
Sales tax receivable - Canada	2,097	144
Surety bond - Canada	45	—
Letters of credit	474	—
Security deposits - real estate	62	57
Prepaid subscription and licenses	224	97
Prepaid audit and consulting - fees	208	381
Sick leave adjustment	90	90
Entertainment and events	32	—
Other short-term assets	265	244
Total	$6,457	$2,483

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other long-term assets consisted of the following

	December 31,
(in thousands)	2020	2019
Equity method investment in RCC	$1,737	$2,265
Right-of-use lease assets	2,029	5,743
Other long-term assets	1,946	541
Total	$5,712	$8,549

Other current liabilities consisted of the following:

	December 31,
(in thousands)	2020	2019
Accrued workers compensation	$506	$604
Accrued job cost	1,081	1,320
Accrued legal and professional fees	72	36
Short-term lease liability	1,362	2,985
Other accrued expenses	4,149	1,463
Total	$7,170	$6,408

Other long-term liabilities consist of the following:

	December 31,
(in thousands)	2020	2019
Long-term lease liability	1,011	2,939
Liability for uncertain tax positions	1,087	1,030
Other long-term liabilities	-	59
Total	$2,098	$4,028

Disaggregated long-lived assets by the geographic area were as follows:

	December 31,
(in thousands)	2020	2019
United States	$51,825	$56,033
Canada	206	271
Total	$52,031	$56,304

End section

d

NOTE 17—SUBSEQUENT EVENTS

On February 22, 2021, the Company’s common stock began trading on the NYSE American. The ticker symbol remained unchanged, as “WLMS.”

The Company was extremely saddened to report the passing of its longest-serving director and Chairman of the Board, Charles “Mac” Macaluso, on February 23, 2021. Mr. Macaluso had served on the Company’s Board of Directors since January 2008 and at the time of his passing was also Chairman of the Nominating and Corporate Governance Committee and a member of the Compensation Committee and the Audit Committee.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On March 5, 2021, the Company’s Board of Directors appointed Robert B. Mills as Chairman of the Board of Directors. Mr. Mills has been a member of the Company’s Board since 2015 and succeeded Mr. Macaluso in the position of Chairman.

On February 4, 2021, the Board of Directors approved a grant of 27,398 restricted shares to each of the six nonemployee directors (totaling 164,388 restricted shares).  The restricted shares will vest on February 4, 2022.  On March 5, 2021, the Compensation Committee approved a modification to performance-based restricted share units granted under the 2016, 2017 and 2018 long-term incentive programs and held by current employees who were key contributors during the Company’s restructuring. The modification extended the end of the performance period of each award from 2021 to December 31, 2022. It is anticipated that the grant of restricted shares to nonemployee directors and the modification to the performance-based restricted stock units held by key employees will not have a material impact on the results of operations for the period ending on December 31, 2020.

While the Company has been adversely affected by the COVID-19 pandemic, we currently cannot predict the ultimate impact of the COVID-19 pandemic on its business, results of operations, financial condition and cash flows, as such impact is dependent on future developments, including the duration and severity of the pandemic and the related length of its impact on the global economy, which remain uncertain and cannot be predicted at this time. In April 2020, the Company experienced a temporary suspension for projects in New York, which required a phased reopening that resulted in the job sites being fully functional by the beginning of June 2020. In addition, there was an increase in COVID-19 cases at Plant Vogtle in July 2020, which resulted in the Company working with customers, clients, and job site leadership to provide more strategic focus and resources towards implementing enhanced safety protocols to fight the spread of the COVID-19 virus. Although, during the third quarter of 2020, the Company was informed of delays for a nuclear project and outage cycle in Louisiana, and experienced a slow-down in business development activities and bid opportunities, particularly on the eastern shore of the Lake Huron area in Ontario, Canada, due to COVID-19, these developments did not materially impact the Company’s cash and the deployment of its capital resources during 2020. The Company has seen a decrease in new business development based on restrictions on travel and in-person meetings, and stricter safety guidelines, coupled with decreased spending related to market uncertainty due to COVID-19. Any recovery from the COVID-19 pandemic and related economic impact may also be slowed or reversed by a number of factors, including delayed deployment of vaccinations or another widespread resurgence in COVID-19 infections. Management will continue to closely monitor conditions using the data available and will draw on the expertise of health officials, including the latest recommendations from the Centers for Disease Control and Prevention and the on-site medical professionals. The Company’s liquidity, as well as its ability to satisfy its working capital requirements, may be adversely affected to some degree by the COVID-19 pandemic. The Company currently believes that of COVID-19 will not negatively impact its ability to comply with the covenants under its existing credit facilities. However, the Company cannot provide any assurance that the assumptions used to estimate its liquidity requirements will remain accurate due to the unprecedented nature and the unpredictability of the COVID-19 global pandemic and its potential impact on the Company and its customer base. As a consequence, the Company’s estimates of the duration and severity of the pandemic and its impact on the Company’s future earnings and cash flows could change and have a material impact on its results of operations and financial condition. In addition, even after the COVID-19 pandemic has subsided, the Company may continue to experience an adverse impact to its business as a result of the pandemic’s global economic impact, including any recession that has occurred or may occur in the future.