Form 10-Q
period 2021-03-31
Williams Industrial Services Group Inc.
filed 2021-05-19
CIK 1136294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

⌧	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 7, 2021, there were 25,896,001 shares of common stock of Williams Industrial Services Group Inc. outstanding.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$5,444	$8,716
Restricted cash	468	468
Accounts receivable, net of allowance of $333 and $351, respectively	29,258	27,549
Contract assets	12,528	7,969
Other current assets	6,461	6,457
Total current assets	54,159	51,159

Property, plant, and equipment, net	325	309
Goodwill	35,400	35,400
Intangible assets	12,500	12,500
Other long-term assets	5,833	5,712
Total assets	$108,217	$105,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,373	$6,210
Accrued compensation and benefits	21,760	15,800
Contract liabilities	1,978	2,529
Short-term borrowings	1,151	352
Current portion of long-term debt	1,050	1,050
Other current liabilities	6,837	7,170
Current liabilities of discontinued operations	339	342
Total current liabilities	38,488	33,453
Long-term debt, net	30,628	30,728
Deferred tax liabilities	2,427	2,440
Other long-term liabilities	1,871	2,098
Long-term liabilities of discontinued operations	4,499	4,466
Total liabilities	77,913	73,185
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.01 par value, 170,000,000 shares authorized, and 26,365,169 and 25,926,333 shares issued, respectively, and 25,896,001 and 25,336,442 shares outstanding, respectively	260	256
Paid-in capital	90,372	90,292
Accumulated other comprehensive income	32	28
Accumulated deficit	(60,354)	(58,673)
Treasury stock, at par (469,168 and 589,891 common shares, respectively)	(6)	(8)
Total stockholders’ equity	30,304	31,895
Total liabilities and stockholders’ equity	$108,217	$105,080

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2021	2020
Revenue	$60,851	$66,147
Cost of revenue	54,753	59,238

Gross profit	6,098	6,909

Selling and marketing expenses	211	138
General and administrative expenses	6,311	6,200
Depreciation and amortization expense	41	41
Total operating expenses	6,563	6,379

Operating income (loss)	(465)	530

Interest expense, net	1,293	1,533
Other income, net	(360)	(122)
Total other expense, net	933	1,411

Loss from continuing operations before income tax	(1,398)	(881)
Income tax expense	185	48
Loss from continuing operations	(1,583)	(929)

Loss from discontinued operations before income tax	(79)	(54)
Income tax expense	19	18
Loss from discontinued operations	(98)	(72)

Net loss	$(1,681)	$(1,001)

Basic loss per common share
Loss from continuing operations	$(0.06)	$(0.05)
Loss from discontinued operations	(0.01)	—
Basic loss per common share	$(0.07)	$(0.05)

Diluted loss per common share
Loss from continuing operations	$(0.06)	$(0.05)
Loss from discontinued operations	(0.01)	—
Diluted loss per common share	$(0.07)	$(0.05)

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2021	2020
Net loss	$(1,681)	$(1,001)
Foreign currency translation adjustment	4	(258)
Comprehensive loss	$(1,677)	$(1,259)

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
	Common Shares			Other
	$0.01 Per Share		Paid-in	Comprehensive	Accumulated	Treasury Shares
(in thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Total
Balance, December 31, 2019	19,794,270	$198	$81,964	$222	$(60,211)	(737,075)	$(9)	$22,164
Issuance of common stock	5,384,615	54	6,478	—	—	—	—	6,532
Issuance of restricted stock units	423,341	—	—	—	—	80,207	1	1
Tax withholding on restricted stock units	—	—	(65)	—	—	(41,445)	—	(65)
Stock-based compensation	—	—	376	—	—	—	—	376
Foreign currency translation	—	—	—	(258)	—	—	—	(258)
Net loss	—	—	—	—	(1,001)	—	—	(1,001)
Balance, March 31, 2020	25,602,226	$252	$88,753	$(36)	$(61,212)	(698,313)	$(8)	$27,749

				Accumulated
	Common Shares			Other
	$0.01 Per Share		Paid-in	Comprehensive	Accumulated	Treasury Shares
(in thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Total
Balance, December 31, 2020	25,926,333	$256	$90,292	$28	$(58,673)	(589,891)	$(8)	$31,895
Issuance of restricted stock units	438,836	4	—	—	—	120,723	2	6
Tax withholding on restricted stock units	—	—	(545)	—	—	—	—	(545)
Stock-based compensation	—	—	625	—	—	—	—	625
Foreign currency translation	—	—	—	4	—	—	—	4
Net loss	—	—	—	—	(1,681)	—	—	(1,681)
Balance, March 31, 2021	26,365,169	$260	$90,372	$32	$(60,354)	(469,168)	$(6)	$30,304

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2021	2020
Operating activities:
Net loss	$(1,681)	$(1,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss from discontinued operations	98	72
Deferred income tax provision (benefit)	(13)	33
Depreciation and amortization on plant, property, and equipment	41	41
Amortization of deferred financing costs	208	182
Amortization of debt discount	50	—
Bad debt expense	(18)	3
Stock-based compensation	715	472
Changes in operating assets and liabilities, net of businesses sold:
Accounts receivable	(1,634)	5,444
Contract assets	(4,410)	(9,413)
Other current assets	59	(2)
Other assets	(172)	(596)
Accounts payable	(859)	(3,122)
Accrued and other liabilities	5,112	4,230
Contract liabilities	(548)	701
Net cash used in operating activities, continuing operations	(3,052)	(2,956)
Net cash used in operating activities, discontinued operations	(69)	(83)
Net cash used in operating activities	(3,121)	(3,039)
Investing activities:
Purchase of property, plant, and equipment	(56)	(42)
Net cash used in investing activities	(56)	(42)
Financing activities:
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(541)	(65)
Proceeds from issuance of common stock	—	6,532
Debt issuance costs	—	(442)
Proceeds from short-term borrowings	57,971	53,460
Repayments of short-term borrowings	(57,435)	(57,913)
Net cash provided by (used in) financing activities	(5)	1,572
Effect of exchange rate change on cash	(90)	(136)
Net change in cash, cash equivalents and restricted cash	(3,272)	(1,645)
Cash, cash equivalents and restricted cash, beginning of period	9,184	7,818
Cash, cash equivalents and restricted cash, end of period	$5,912	$6,173

Supplemental Disclosures:
Cash paid for interest	$875	$716
Cash paid for income taxes, net of refunds	$1,066	$—
Noncash amendment fee related to revolving credit facility	$—	$150

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Business

Williams Industrial Services Group Inc. (together with its wholly owned subsidiaries, “Williams,” the “Company,” “we,” “us” or “our,” unless the context indicates otherwise) was initially incorporated in 1998, and in 2001, changed its name to “Global Power Equipment Group Inc.” under the laws of the State of Delaware and became the successor to GEEG Holdings, LLC, which was formed as a Delaware limited liability company in 1998. Effective June 29, 2018, the Company changed its name to Williams Industrial Services Group Inc. to better align its name with the Williams business, and the Company’s stock now trades on the NYSE American LLC (the “NYSE American”) under the ticker symbol “WLMS.” Williams has been safely helping plant owners and operators enhance asset value for more than 50 years. It provides a broad range of construction, maintenance, and support services to infrastructure customers in energy, power, and industrial end markets. The Company’s mission is to be the preferred provider of construction, maintenance, and specialty services through commitment to superior safety performance, focus on innovation, and dedication to delivering unsurpassed value to its customers.

Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on a basis consistent with that used in the Annual Report on Form 10-K for the year ended December 31, 2020, filed by the Company with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2021 (the “2020 Report”). In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, including all normal recurring adjustments, necessary to present fairly the unaudited condensed consolidated balance sheets and statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the periods indicated. All significant intercompany transactions have been eliminated. The December 31, 2020 unaudited condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These unaudited condensed consolidated interim financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the 2020 Report. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for any interim period are not necessarily indicative of operations to be expected for the full year.

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

Reporting Interim Period	Fiscal Interim Period
	2021	2020
Three Months Ended March 31	January 1, 2021 to April 4, 2021	January 1, 2020 to March 29, 2020
Three Months Ended June 30	April 5, 2021 to July 4, 2021	March 30, 2020 to June 28, 2020
Three Months Ended September 30	July 5, 2021 to October 3, 2021	June 29, 2020 to September 27, 2020

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes”, which simplifies the accounting for income taxes by removing certain exceptions for investments, intraperiod allocations and interim calculations, and adding guidance to reduce complexity in accounting for income taxes. The update is effective for annual periods beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company historically did not rely on the exceptions in computing the tax provision. The Company adopted the guidance as of January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company's financial statements.

NOTE 3—LEASES

On January 1, 2019, the Company adopted ASU 2016-02 using the modified retrospective method, and accordingly, the new guidance was applied to leases that existed as of January 1, 2019.

The Company primarily leases office space and related equipment, as well as equipment, modular units and vehicles directly used in providing services to its customers. The Company’s leases have remaining lease terms of one to ten years. Most leases contain renewal options for varying periods, which are at the Company’s sole discretion and included in the expected lease term if they are reasonably certain of being exercised. In accordance with ASU 2016-02, the Company accounts for lease components, such as fixed payments including rent, real estate taxes, and insurance costs, separately from the non-lease components, such as common area maintenance costs.

In accordance with ASU 2016-02, for leases with terms greater than twelve months, the Company records the related right-of-use assets and lease liabilities at the present value of the fixed lease payments over the lease term at the lease commencement date. The Company uses its incremental borrowing rate to determine the present value of the lease as the rate implicit in the lease is typically not readily determinable.

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

The components of lease expense were as follows:

	Three Months Ended March 31,
Lease Cost/(Sublease Income) (in thousands)	2021	2020
Operating lease cost	$555	$1,219
Short-term lease cost	620	835
Total lease cost	$1,175	$2,054

Lease cost related to finance leases was not significant for the three months ended March 31, 2021 and 2020.

Information related to the Company’s right-of-use assets and lease liabilities was as follows:

Lease Assets/Liabilities (in thousands)	Balance Sheet Classification	March 31, 2021	December 31, 2020
Lease Assets
Right-of-use assets	Other long-term assets	$2,018	$2,029

Lease Liabilities
Short-term lease liabilities	Other current liabilities	$1,528	$1,362
Long-term lease liabilities	Other long-term liabilities	802	1,011
Total lease liabilities		$2,330	$2,373

Supplemental information related to the Company’s leases was as follows:

	Three Months Ended March 31,
(dollars in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used by operating leases	$578	$1,231
Right-of-use assets obtained in exchange for new operating lease liabilities	491	1,001
Weighted-average remaining lease term - operating leases	1.80 years	1.83 years
Weighted-average remaining lease term - finance leases	3.23 years	3.98 years
Weighted-average discount rate - operating leases	9%	9%
Weighted-average discount rate - finance leases	9%	9%

Total remaining lease payments under the Company’s operating and finance leases are as follows:

	Operating Leases	Finance Leases

Three Months Ended March 31, 2021	(in thousands)
Remainder of 2021	$1,438	$4
2022	950	6
2023	207	6
2024	6	1
2025	3	-
Total lease payments	$2,604	$17
Less: interest	(291)	-
Present value of lease liabilities	$2,313	$17

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

On July 11, 2018, Koontz-Wagner filed a voluntary petition for relief under Chapter 7 of Title 11 of the Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of Texas. The filing was for Koontz-Wagner only, not for the Company as a whole, and was completely separate and distinct from the Williams business and operations. As a result of the July 11, 2018 bankruptcy of Koontz-Wagner, the Company recorded a pension withdrawal liability of $2.9 million related to Koontz-Wagner’s International Brotherhood of Electrical Workers Local Union 1392 multi-employer pension plan. The pension liability is expected to be satisfied by annual cash payments of $0.3 million each, paid in quarterly installments, through 2038.

Mechanical Solutions

During the third quarter of 2017, the Company made the decision to exit and sell substantially all of the operating assets and liabilities of its Mechanical Solutions segment and determined that the decision to exit this segment met the definition of a discontinued operation. As a result, this segment has been presented as a discontinued operation for all periods presented.

As of March 31, 2021 and December 31, 2020, the Company did not have any assets related to its Electrical Solutions’ and Mechanical Solutions’ discontinued operations. The following table presents a reconciliation of the carrying amounts of major classes of liabilities of Electrical Solutions’ and Mechanical Solutions’ discontinued operations:

(in thousands)	March 31, 2021	December 31, 2020
Liabilities:
Other current liabilities	$339	$342
Current liabilities of discontinued operations	339	342
Liability for pension obligation	2,689	2,670
Liability for uncertain tax positions	1,810	1,796
Long-term liabilities of discontinued operations	4,499	4,466
Total liabilities of discontinued operations	$4,838	$4,808

The following table presents a reconciliation of the major classes of line items constituting the net income (loss) from discontinued operations. In accordance with GAAP, the amounts in the table below do not include an allocation of corporate overhead.

	Three Months Ended March 31,
(in thousands)	2021	2020
General and administrative expenses	$28	$1
Interest expense	51	53
Loss from discontinued operations before income tax	(79)	(54)
Income tax expense	19	18
Loss from discontinued operations	$(98)	$(72)

NOTE 5—REVENUE

Disaggregation of Revenue

Disaggregated revenue by type of contract was as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Cost-plus reimbursement contracts	$55,593	$60,296
Fixed-price contracts	5,258	5,851
Total	$60,851	$66,147

Disaggregated revenue by the geographic area where the work was performed was as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
United States	$51,190	$57,647
Canada	9,661	8,500
Total	$60,851	$66,147

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

The following table provides information about contract assets and contract liabilities from contracts with customers:

	Three Months Ended March 31,
(in thousands)	2021	2020
Costs incurred on uncompleted contracts	$54,753	$59,238
Earnings recognized on uncompleted contracts	6,098	6,909
Total	60,851	66,147
Less—billings to date	(50,301)	(53,146)
Net	$10,550	$13,001
Contract assets	$12,528	$16,401
Contract liabilities	(1,978)	(3,400)
Net	$10,550	$13,001

For the three months ended March 31, 2021, the Company recognized revenue of approximately $1.0 million on approximately $2.5 million that was included in the corresponding contract liability balance at December 31, 2020.

Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of March 31, 2021:

(in thousands)	Remainder of 2021	2022	2023	Thereafter	Total
Remaining performance obligations	$151,856	$99,215	$75,616	$133,863	$460,550

NOTE 6—EARNINGS (LOSS) PER SHARE

As of March 31, 2021, the Company’s 25,896,001 shares outstanding included 215,956 shares of contingently issued but unvested restricted stock. As of March 31, 2020, the Company’s 24,903,913 shares outstanding included 550,857 shares of contingently issued but unvested restricted stock. Restricted stock is excluded from the calculation of basic weighted average shares outstanding, but its impact, if dilutive, is included in the calculation of diluted weighted average shares outstanding.

Basic earnings (loss) per common share are calculated by dividing net (loss) income by the weighted average common shares outstanding during the period. Diluted earnings (loss) per common share are based on the weighted average common shares outstanding during the period, adjusted for the potential dilutive effect of common shares that would be issued upon the vesting and release of restricted stock awards and units and stock options, if any.

Basic and diluted earnings (loss) per common share from continuing operations were calculated as follows:

	Three Months Ended March 31,
(in thousands, except share data)	2021	2020
Income (loss) from continuing operations	$(1,583)	$(929)

Basic earnings (loss) per common share:
Weighted average common shares outstanding	24,933,894	20,347,661

Basic earnings (loss) per common share	$(0.06)	$(0.05)

Diluted earnings (loss) per common share:
Weighted average diluted common shares outstanding	24,933,894	20,347,661

Diluted earnings (loss) per common share	$(0.06)	$(0.05)

The weighted average number of shares outstanding used in the computation of basic and diluted earnings per common share does not include the effect of the following potential outstanding common stock. The effects of the potentially outstanding service-based restricted stock and restricted stock unit awards were not included in the calculation of diluted earnings per common share because the effect would have been anti-dilutive. The effects of the potentially outstanding performance- and market-based restricted stock unit awards were not included in the calculation of diluted earnings per common share because the performance and/or market conditions had not been satisfied as of March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
Unvested service-based restricted stock and restricted stock unit awards	1,476,645	1,188,564
Unvested performance- and market-based restricted stock unit awards	1,023,740	550,016

NOTE 7—INCOME TAXES

The effective income tax expense rate for continuing operations for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
	2021	2020
Effective income tax rate for continuing operations	(13.28)%	(5.40)%

The effective income tax rate differs from the statutory federal income tax rate of 21% primarily because of the partial valuation allowances recorded on the Company’s deferred tax assets and the Canadian income tax provision.

For the three months ended March 31, 2021, the Company recorded income tax expense from continuing operations of $0.2 million, or (13.3)% of pretax loss from continuing operations, compared with income tax expense from continuing operations of less than $0.1 million, or (5.4)% of pretax loss from continuing operations, in the same period for 2020. The increase in income tax provision from continuing operations for the three months ended March 31, 2021 compared with the corresponding period in 2020 was primarily the result of a $0.2 million Canadian income tax provision recorded during the three months ended March 31, 2021.

As of December 31, 2020, the Company had $220.6 million of federal net operating loss carryforwards, $191.3 million which will expire between 2026 and 2037, and state operating loss carryforwards of $271.9 million, with the majority expiring between 2021 and 2040. Additionally, the Company had $5.2 million of foreign operating loss carryforwards that will expire in 2040, along with $4.5 million in foreign tax credit carryforwards expiring between 2021 and 2030.

Under the Internal Revenue Code, the amount of and the benefits from net operating loss and tax credit carryforwards may be limited or permanently impaired in certain circumstances. In addition, under the Tax Cuts and Jobs Act, the amount of post 2017 net operating losses that the Company is permitted to deduct in any taxable year is limited to 80% of its taxable income in such year, where taxable income is determined without regard to the net operating loss deduction itself. The Tax Cuts and Jobs Act also generally eliminated the ability to carry back any net operating loss to prior taxable years, while allowing post 2017 unused net operating losses to be carried forward indefinitely.

As of March 31, 2021 and 2020, the Company would have needed to generate approximately $273.8 million and $269.2 million, respectively, of future taxable income in order to realize its deferred tax assets.

The Company’s foreign subsidiaries may generate earnings that are not subject to U.S. income taxes so long as they are permanently reinvested in its operations outside of the U.S. Pursuant to ASC 740-30, undistributed earnings of foreign subsidiaries that are no longer permanently reinvested would become subject to deferred income taxes.

As of March 31, 2021, the Company’s Canadian subsidiary had approximately $6.5 million in Canadian currency in undistributed earnings. The Company’s management asserts that all of the undistributed earnings will be reinvested in the Canadian subsidiary based on the following facts presented at the time of preparing the financial statements: (1) the Company’s domestic operations are not in need of working capital from the foreign subsidiary, and any temporary intercompany payable with the Canadian subsidiary will be repaid within one year from the end of the corporation’s tax year in which the indebtedness arises; (2) the Canadian subsidiary has not declared dividends since its inception in 2018, and management is not expecting the Canadian subsidiary to declare dividends in the foreseeable future; and (3) the Company’s management has developed a strategic growth initiative to pursue nuclear plant maintenance, modifications, and construction in Canada for the long-term. Therefore, the accrual of deferred tax liability with respect to the Company’s outside basis difference in its investment in Canada is not needed pursuant to the APB 23 exception.

As of March 31, 2021 and 2020, the Company provided for a total liability of $2.9 million and $2.8 million, respectively, of which, for both periods, $1.8 million related to discontinued operations for unrecognized tax benefits related to various federal, foreign and state income tax matters, which were included in long-term deferred liabilities of discontinued operations and other long-term liabilities. If recognized, the entire amount of the liability would affect the effective tax rate. As of March 31, 2021, the Company accrued approximately $1.5 million, of which $0.8 million related to discontinued operations, in other long-term liabilities for potential payment of interest and penalties related to uncertain income tax positions.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. The Company has incorporated the impact of the CARES Act to the tax provision. In addition, the Company deferred payments of federal employer payroll taxes of approximately $4.9 million, as permitted by the CARES Act. The first half of the deferred amounts will be paid by December 2021, and the second half by December 2022.

NOTE 8—DEBT

As of March 31, 2021, the Company was in compliance with all debt covenants. Considering the potential effects of the COVID-19 pandemic, the Company cannot provide any assurance that the assumptions used to estimate its liquidity requirements will remain accurate due to the unprecedented nature and the unpredictability of the COVID-19 global pandemic. As a consequence, the Company’s estimates of the duration of the pandemic and its impact on the Company’s future earnings and cash flows could change and have a material impact on its results of operations and financial condition, including negatively affecting the Company’s ability to remain in compliance with its debt covenants.

The following table provides information about the Company’s debt, net of unamortized deferred financing costs:

(in thousands)	March 31, 2021	December 31, 2020
Revolving credit facility	$1,151	$352
Term loan, current portion of long-term debt	1,050	1,050
Current debt	$2,201	$1,402

Term loan, noncurrent portion of long-term debt	$33,688	$33,950
Debt discount from refinancing to new loan	(941)	(991)
Unamortized deferred financing costs	(2,119)	(2,231)
Long-term debt, net	$30,628	$30,728

Total debt, net	$32,829	$32,130

Debt Refinancing

On December 16, 2020 (the “Closing Date”), the Company and certain of its subsidiaries refinanced and replaced its revolving credit facility with MidCap Financial Trust (the “Prior ABL”) and its four-year $35.0 million term loan facility with Centre

Lane Partners, LLC and entered into (i) the Term Loan Agreement (as defined below), which provided for senior secured term loan facilities in an aggregate principal amount of up to $50.0 million (collectively, the “Term Loan”), consisting of a $35.0 million closing date term loan facility (the “Closing Date Term Loan”) and up to $15.0 million of borrowings under a delayed draw facility (the “Delayed Draw Term Loan Facility”) with EICF Agent LLC, as agent, and CION Investment Corporation,  as a lender and a co-lead arranger, and the other lenders party thereto; and (ii) a senior secured asset-based revolving line of credit of up to $30.0 million (the “Revolving Credit Facility”) with PNC. As of March 31, 2021, the Company had $1.2 million outstanding under the Revolving Credit Facility and $34.7 million outstanding (including both the noncurrent and current portion of the Term Loan) under the Term Loan. The Term Loan Agreement provides for an interest rate of 9.0% (or 8.5% if the Total Leverage Ratio (as defined in the Term Loan Agreement) is less than 2.50:1) plus the London Interbank Offered Rate (“LIBOR”) (with a minimum rate of 1.0%) per year.

The Revolving Credit Facility

On the Closing Date, the Company and certain of its subsidiaries (the “Revolving Loan Borrowers”) entered into the Revolving Credit and Security Agreement with PNC, as agent for the lenders, and the lenders party thereto (the “Revolving Credit Agreement”), which provides for the Revolving Credit Facility. As part of the Revolving Credit Facility, the Company may access a letter of credit sublimit in an amount up to $2.0 million, a swing loan sublimit in an aggregate principal amount of up to $3.0 million, and a Canadian dollar sublimit in an aggregate principal amount of up to $5.0 million. The Revolving Credit Facility matures on December 16, 2025.

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

The Revolving Loan Borrowers may from time to time voluntarily prepay outstanding amounts, plus any accrued but unpaid interest on the aggregate amount being prepaid, under the Revolving Credit Facility, in whole or in part. There is no required minimum prepayment amount. If at any time the amount outstanding under the Revolving Credit Agreement exceeds the borrowing base, or any sublimit, in effect at such time, the excess amount will be immediately due and payable. Subject to the Intercreditor Agreement, the Revolving Credit Agreement also requires mandatory prepayment of outstanding amounts in the event the Revolving Loan Borrowers receive proceeds from certain events and activities, including, among others, certain asset sales and casualty events, the issuance of indebtedness and equity interests, and the recovery of any proceeds from certain specified arbitration proceedings.

The Revolving Credit Agreement provides for a customary unused line fee equal to 0.25% per year on the unused portion of the Revolving Credit Facility, which is payable on a quarterly basis, and a collateral monitoring fee of $2,500, which is payable on a monthly basis. The Revolving Credit Agreement also provides for an early termination fee (the “Early Termination Fee”), payable to the revolving lenders thereunder upon (1) any acceleration of the Obligations and termination of the Revolving Credit Agreement and the obligation of the revolving lenders to make advances thereunder following the occurrence of an Event of Default (as defined in the Revolving Credit Agreement), or (2) any other termination of the Revolving Credit Agreement and the obligation of revolving lenders to make advances thereunder for any reason (the “Early Termination Date”). The Early Termination Fee is calculated as follows: if the Early Termination Date occurs on or prior to the first anniversary of the Closing Date, the Early Termination Fee will be 2.00% of the Revolving Credit Facility; and if prepayment occurs after the first anniversary of the Closing Date and on or prior to the second anniversary of the Closing Date, the Early Termination Fee will be 1.00% of the Revolving Credit Facility. While any letter of credit is outstanding under the Revolving Credit Facility, the Revolving Loan Borrowers must pay a letter of credit fronting fee at a rate equal to 0.25% per year, payable quarterly, in addition to any other customary fees required by the issuer of the letter of credit.

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

The Term Loan

On the Closing Date, the Company and certain of its subsidiaries (the “Term Loan Borrowers”) entered into the Term Loan, Guarantee and Security Agreement with EICF Agent LLC, as agent for the lenders, CION Investment Corporation, as a lender and co-lead arranger, and the other lenders party thereto (the “Term Loan Agreement”), which provides for the Term Loan. The Closing Date Term Loan was fully drawn on the Closing Date, while the Delayed Draw Term Loan Facility is available upon the satisfaction of certain conditions precedent for up to 18 months following the Closing Date. The Term Loan matures on December 16, 2025.

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

The Revolving Credit Facility provides for a letter of credit sublimit in an amount up to $2.0 million. As of March 31, 2021, there were no letters of credit outstanding under this sublimit. As of March 31, 2021, the Company had $0.5 million cash collateralized standby letters of credit outstanding pursuant to its prior revolving credit facility with Wells Fargo Bank, National Association. There were no amounts drawn upon these letters of credit as of March 31, 2021.

In addition, as of March 31, 2021 and December 31, 2020, the Company had outstanding payment and performance surety bonds of $50.0 million and $31.0 million, respectively.

Deferred Financing Costs

Deferred financing costs are amortized over the terms of the related debt facilities using the straight-line method. The following table summarizes the amortization of deferred financing costs related to the Company's debt facilities and recognized in interest expense on the unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
(in thousands)	2021	2020
Term loan	$113	$110
Revolving credit facility	95	72
Total	$208	$182

The following table summarizes unamortized deferred financing costs included on the Company's unaudited condensed consolidated balance sheets:

(in thousands)	Location	March 31, 2021	December 31, 2020
Term loan	Long-term debt, net	$2,119	$2,231
Revolving credit facility	Other long-term assets	1,794	1,890
Total		$3,913	$4,121

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

The Company’s financial instruments as of March 31, 2021 and December 31, 2020 consisted primarily of cash and cash equivalents, restricted cash, receivables, payables, and debt instruments. The carrying values of these financial instruments approximate their respective fair values, as they are either short-term in nature or carry interest rates that are periodically adjusted to market rates.

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

The Company completed a bankruptcy filing of its Koontz-Wagner subsidiary on July 11, 2018. This could require the Company to incur legal fees and other expenses related to liabilities from this bankruptcy filing. While the Company does not anticipate these liabilities will have a material adverse effect on its results of operations, cash flows and financial position, and although the statute of limitations has run on certain claims that the Chapter 7 Trustee for the Koontz-Wagner estate might assert, there can be no assurance of the outcome. The filing was for Koontz-Wagner only, not for the Company as a whole, and was completely separate and distinct from the Williams business and operations. For additional information, please refer to “Note 4—Changes in Business” to the unaudited condensed consolidated financial statements.

The acquiror of certain assets from a former operating unit of the Company has been named as a defendant in an asbestos personal injury lawsuit and has submitted a claim for indemnification and tendered defense of the matter to the Company. The Company has assumed defense of the matter subject to a reservation of rights and objection to the claim for indemnification. Neither the Company nor its predecessors ever mined, manufactured, produced, or distributed asbestos fiber, the material that allegedly caused the injury underlying this action. The Company does not expect that this claim will have a material adverse effect on its financial position, results of operations or liquidity. Moreover, during 2012, the Company secured insurance coverage that will help to reimburse the defense costs and potential indemnity obligations of its former operating unit relating to these claims. The Company intends to vigorously defend all currently active actions, and it does not anticipate that any of these actions will have a material adverse effect on its financial position, results of operations or liquidity. However, the outcomes of any legal action cannot be predicted and, therefore, there can be no assurance that this will be the case.

Insurance: The Company maintains insurance coverage for most insurable aspects of its business and operations. The Company’s insurance programs, including, but not limited to, health, general liability, and workers’ compensation, have varying coverage limits depending upon the type of insurance. For the three months ended March 31, 2021, insurance expense, including insurance premiums related to the excess claim coverage and claims incurred for continuing operations, was $0.7 million.

The Company’s consolidated balance sheets include amounts representing its probable estimated liability related to insurance-related claims that are known and have been asserted against the Company, and for insurance-related claims that are believed to have been incurred, but had not yet been reported as of March 31, 2021. As of March 31, 2021, the Company provided $0.5 million cash collateralized in letters of credit as security for possible workers’ compensation claims.

Executive Severance: At March 31, 2021, the Company had outstanding severance arrangements with officers and senior management. The Company’s maximum commitment under all such arrangements, which would apply if the employees covered by these arrangements were each terminated without cause, was $2.7 million at December 31, 2020.

NOTE 11—STOCK-BASED COMPENSATION PLANS

During the first three months of 2021, the Company granted 164,388 service-based restricted stock awards under the 2015 Equity Incentive Plan, as amended and restated on May 12, 2020 (the “2015 Plan”), at a grant date fair value of $3.29 per share, to its non-employee directors, which vest in full on February 4, 2022.

During the first three months of 2021, the Company granted 307,616 service-based restricted stock units under the 2021 long-term incentive (“LTI”) program and the 2015 Plan at a grant date fair value of $3.48 per share. These service-based restricted stock units could be paid in cash or shares at the election of the Compensation Committee of the Board of Directors and shall vest in full on March 31, 2024.

During the first three months of 2021, the Company also granted performance-based awards under the 2021 LTI program and the 2015 Plan with an aggregate cash value of approximately $2.2 million, which could be paid in cash or shares at the election of the Compensation Committee of the Board of Directors. The 2021 performance-based awards have three annual performance periods (fiscal years 2021, 2022 and 2023), with operating income and free cash flow goals (equally weighted) for each year, and threshold performance resulting in awards earned at 50% of the target opportunity and maximum performance resulting in awards earned at 200% of the target. The annual achievement levels are averaged over the three-year performance period and the earned amounts, if any, vest on March 31, 2024. These are cash-based awards that will be included in other current liabilities on the consolidated balance sheet beginning in April 2021.

During the first three months of 2020, the Company granted 580,312 service-based restricted stock units and 1,178,213 performance-based restricted stock units under the 2020 LTI program and the 2015 Plan, at a grant date fair value of $1.22 per share, which could be paid in cash or shares at the election of the Compensation Committee of the Board of Directors. The service-based restricted stock units vest in equal annual installments over a period of three years. The 2020 performance-based awards have three annual performance periods (fiscal years 2020, 2021 and 2022), with operating income and free cash flow goals (equally weighted) for each year, and threshold performance resulting in awards earned at 50% of the target opportunity and maximum performance resulting in awards earned at 200% of the target. The annual achievement levels are averaged over the three-year performance period and the earned amounts, if any, vest on March 31, 2023. The three-year average payout level for each performance objective replaces the actual payout level for any fiscal year where the actual payout is less than the three-year average.

The Company previously granted (i) performance-based restricted stock units under the 2016 LTI program, which were scheduled to vest if the Company achieved a per share stock price of $5.50 for 30 consecutive trading days prior to August 5, 2021, (ii) performance-based restricted stock units under the 2017 LTI program, which were scheduled to vest if the Company achieved a per share stock price of $6.00 for 30 consecutive trading days prior to March 31, 2021 (pursuant to an extension from the initial vesting date of March 31, 2020, which extension was approved by the Compensation Committee in February 2020), and (iii) performance-based restricted stock units under the 2018 LTI program, which were scheduled to vest if the Company achieved a per share stock price of at least $5.00 for any period of 30 consecutive trading days prior to June 30, 2021 (collectively, the “LTI Performance Awards”). On March 5, 2021, the Compensation Committee of the Board of Directors extended the performance period for each of the LTI Performance Awards to December 31, 2022. In accordance to ASC Topic 718, “Compensation—Stock Compensation” (“ASC 718”)  the Company conducted a lattice valuation model in order to revalue the market price for the LTI Performance Awards at the March 5, 2021 modification date. The modification will result in an approximately $0.8 million incremental cost being expensed over a twenty-month period starting in April 2021.

During the first three months of 2021, the Compensation Committee of the Board of Directors approved modifying the 2020 performance-based awards granted in 2020. This modification resulted in the adjustment of the 2021 and 2022 performance goals; in addition, the three-year average payout level for each performance objective will replace the actual payout level for any fiscal year (including, without limitation, 2020) where the actual payout is less than the three-year average. As of March 31, 2021, the payout would be 549,181 at threshold, 1,098,362 at target, and 2,196,724 at maximum. The grant price was adjusted from $1.22 per share to $3.49 share per the modification date of March 5, 2021.

During the first three months of 2021, the Compensation Committee approved modifying the 2019 performance-based restricted stock unit awards.  The performance goal for 2020 was year-end backlog performance expressed in margin dollars. Because of COVID-19, the Company’s ability to book backlog in the normal course was impaired during 2020, particularly in

Florida, New York, and Canada and with respect to new customers. As a result, the Compensation Committee authorized an adjustment to the 2020 performance results to add $51.9 million of orders to December 31, 2020 backlog that were booked in early 2021 but delayed due to the impact of the COVID-19 pandemic, which resulted in a payout of 156,014 shares under the 2015 Plan.

While the majority of  restricted stock units and awards were granted as equity, in accordance with ASC 718 the Company has two cash-based plans that are classified as a liability. Stock-based compensation expense for the three months ended March 31, 2021 and 2020 was $0.7 million and $0.5 million, respectively, and was included in general and administrative expenses on the Company’s unaudited condensed consolidated statements of operations.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q and its exhibits contain or incorporate by reference various forward-looking statements that express a belief, expectation or intention or are otherwise not statements of historical fact. Forward-looking statements generally use forward-looking words, such as “may,” “will,” “could,” “should,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast” and other words that convey the uncertainty of future events or outcomes. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. Investors should not place undue reliance on any of these forward-looking statements. Except as required by law, we undertake no obligation to further update any such statements, or the risk factors described in our 2020 Report under the heading “Part I—Item 1A. Risk Factors,” to reflect new information, the occurrence of future events or circumstances or otherwise. The forward-looking statements in this Form 10-Q do not constitute guarantees or promises of future performance. Forward-looking statements may include information concerning the following, among other items:

●	our level of indebtedness;
●	our ability to make interest and principal payments on our debt and satisfy the financial and other covenants contained in our debt facilities, as well as our ability to engage in certain transactions and activities due to limitations and covenants contained in such facilities;
●	our ability to generate sufficient cash resources to continue funding operations, including investments in working capital required to support growth-related commitments that we make to our customers, and the possibility that we may be unable to obtain any additional funding as needed or incur losses from operations in the future;
●	exposure to market risks from changes in interest rates, including changes to or replacement of the LIBOR;
●	failure to maintain effective internal control over financial reporting and disclosure controls and procedures in the future;
●	our ability to attract and retain qualified personnel, skilled workers, and key officers;
●	failure to successfully implement or realize our business strategies, plans and objectives of management, and liquidity, operating and growth initiatives and opportunities, including our expansion into international markets and our ability to identify potential candidates for, and consummate, acquisition, disposition, or investment transactions;
●	the loss of one or more of our significant customers;
●	our competitive position;
●	market outlook and trends in our industry, including the possibility of reduced investment in, or increased regulation of, nuclear power plants and declines in public infrastructure construction and reductions in government funding, including funding by state and local agencies;
●	the failure of the U.S. Congress to pass infrastructure-related legislation benefiting our end markets;
●	costs exceeding estimates we use to set fixed-price contracts;
●	harm to our reputation or profitability due to, among other things, internal operational issues, poor subcontractor performances or subcontractor insolvency;
●	potential insolvency or financial distress of third parties, including our customers and suppliers;
●	our contract backlog and related amounts to be recognized as revenue;
●	our ability to maintain our safety record, the risks of potential liability and adequacy of insurance;
●	adverse changes in our relationships with suppliers, vendors, and subcontractors;
●	compliance with environmental, health, safety and other related laws and regulations;
●	limitations or modifications to indemnification regulations of the U.S. or Canada;
●	our expected financial condition, future cash flows, results of operations and future capital and other expenditures;
●	the impact of general economic conditions including the current economic disruption and any recession resulting from the COVID-19 pandemic;
●	the impact of the COVID-19 pandemic on our business, results of operations, financial condition, and cash flows, including the potential for additional COVID-19 cases to occur at our active or future job sites, as has occurred at our Plant Vogtle site in Georgia, which potentially could impact cost and labor availability;
●	information technology vulnerabilities and cyberattacks on our networks;
●	our failure to comply with applicable laws and regulations, including, but not limited to, those relating to privacy and anti-bribery;
●	our participation in multiemployer pension plans;

●	the impact of any disruptions resulting from the expiration of collective bargaining agreements;
●	the impact of natural disasters and other severe catastrophic events (such as the ongoing COVID-19 pandemic);
●	the impact of changes in tax regulations and laws, including future income tax payments and utilization of net operating loss and foreign tax credit carryforwards;
●	volatility of the market price for our common stock;
●	our ability to maintain our stock exchange listing;
●	the effects of anti-takeover provisions in our organizational documents and Delaware law;
●	the impact of future offerings or sales of our common stock on the market price of such stock;
●	expected outcomes of legal or regulatory proceedings and their anticipated effects on our results of operations; and
●	any other statements regarding future growth, future cash needs, future operations, business plans and future financial results.

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

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. Investors should consider the areas of risk and uncertainty described above, as well as those discussed in the 2020 Report under the heading “Part I—Item 1A. Risk Factors.” Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and we caution investors not to rely upon them unduly.

The following discussion provides an analysis of the results of continuing operations, an overview of our liquidity and capital resources and other items related to our business. Unless otherwise specified, the financial information and discussion in this Form 10-Q are as of and for the three months ended March 31, 2021 and are based on our continuing operations; they exclude any results of our discontinued operations. Please refer to “Note 4—Changes in Business” to the unaudited condensed consolidated financial statements included in this Form 10-Q for additional information on our discontinued operations.

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Form 10-Q and our audited consolidated financial statements and notes thereto included in the 2020 Report.

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

The following tables summarize our backlog:

(in thousands)	March 31, 2021	December 31, 2020
Cost plus	$410,396	$430,694
Lump sum	50,154	13,156
Total	$460,550	$443,850

(in thousands)	Three Months Ended March 31, 2021
Backlog - beginning of period	$443,850
New awards	37,241
Adjustments and cancellations, net	40,310
Revenue recognized	(60,851)
Backlog - end of period	$460,550

Total backlog as of March 31, 2021 was $460.6 million, compared with $443.9 million at December 31, 2020. The increase in backlog was due to the award of several new contracts, driven by a construction project for a wastewater treatment plant. We estimate that approximately $182.4 million, or 39.6% of total backlog at March 31, 2021, will be converted to revenue within the next twelve months. As of December 31, 2020, we estimated that approximately $165.3 million, or 37.2% of total backlog, would convert to revenue in 2021.

Results of Operations

The Company continues to monitor several factors that may cause actual results of operations and financial results to differ from our historical results or current expectations. These factors include: inflationary and political environment, work delays on projects and supplies, new laws, regulations and guidelines, new project requirements, and the impact of the COVID-19 pandemic, including the consequences of governmental and other measures designed to prevent the spread of the virus and the impact of COVID-19 vaccines, including the speed at which they are approved, disseminated and widely adopted, and their effectiveness against COVID-19 and its evolving strains, some of which may be more transmissible or virulent than the initial variant, and the ultimate duration and scope of the pandemic. These and other factors could affect the Company’s operational results and cause them to not be comparable to those of the same period in previous years. For instance, the effects of the COVID-19 pandemic led the Company to implement enhanced safety standards and processes on a project in Georgia that experienced COVID-19 cases on site and caused work delays on projects in New York due to specific state, local, municipal and customer mandated stay-at-home orders and new project requirements that were established to protect workers and the general public. Additionally, during the third quarter of 2020, we experienced a delay in a nuclear project and an outage cycle in Louisiana, and have experienced a slow-down in business development activities and bid opportunities, particularly on the eastern shore of the Lake Huron area in Ontario, Canada due to COVID-19. Although the majority of stay-at-home orders were phased-out by the end of the second quarter of 2020, we are still experiencing impacts associated with the COVID-19 project specific protocols. While the Company has not yet experienced a material negative impact on its operational results, these project specific requirements are expected to remain in place for the foreseeable future, which will continue to impact project schedules and workflow going forward.

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

The following summary and discussion of our results of operations is based on our continuing operations and excludes any results of our discontinued operations:

	Three Months Ended March 31,
(in thousands)	2021	2020
Revenue	$60,851	$66,147
Cost of revenue	54,753	59,238
Gross profit	6,098	6,909

Selling and marketing expenses	211	138
General and administrative expenses	6,311	6,200
Depreciation and amortization expense	41	41
Total operating expenses	6,563	6,379

Operating (loss) income	(465)	530

Interest expense, net	1,293	1,533
Other income, net	(360)	(122)
Loss from continuing operations before income tax	(1,398)	(881)
Income tax expense	185	48
Loss from continuing operations	$(1,583)	$(929)

Revenue for the three months ended March 31, 2021 decreased $5.3 million, or 8.0%, compared with the corresponding period in 2020. This decrease was primarily related to reduced construction activities at Plant Vogtle, which accounted for $15.4 million of the decline. This reduction was partially offset by $3.8 million in new project awards and increased volume in our decommissioning business, $2.1 million of growth of maintenance activities at several other nuclear sites, and $1.4 million for preparation of a nuclear outage. Additionally, the Canadian nuclear market contributed $1.2 million of incremental revenue. We also experienced a $1.1 million increase in our energy delivery business as we continue to diversify the end markets we serve.

Gross profit for the three months ended March 31, 2021 decreased by $0.8 million, or 11.7%, compared with the corresponding period in 2020, while gross margin declined to 10.0% from 10.4%. The decrease in gross profit reflected lower volume in our domestic nuclear markets offset in part by increased volume in our decommissioning and energy delivery markets. The decrease in gross margin reflected the change in our revenue profile as our decommissioning business expanded and we experienced reduced volume at Plant Vogtle.

Operating income for the three months ended March 31, 2021 decreased by $1.0 million to an operating loss of $0.5 million compared with operating income of $0.5 million in the corresponding period of 2020, due to a decrease in gross profit and increased operating expenses primarily resulting from higher selling and marketing expenses related to our business development activities.

General and Administrative Expenses

	Three Months Ended March 31,
($ in thousands)	2021	2020
Employee-related expenses	$3,532	$2,872
Stock-based compensation expense	715	471
Professional fees	910	1,295
Other expenses	1,154	1,562
Total	$6,311	$6,200

Total general and administrative expenses for the three months ended March 31, 2021 increased $0.1 million, or 1.8%, compared with the corresponding period in 2020. The increase was largely driven by increased salaries and benefits of $0.7 million and an increase in stock-based compensation of $0.2 million, due to achievement of compensation incentives specifically focused on the achievement of financial targets. These increases were partially offset by a decrease of $0.4 million in professional fees, and a decrease of $0.4 million of other expenses due to reduction in travel and meals, compared with the corresponding period in 2020.

Other (Income) Expense, Net

	Three Months Ended March 31,
($ in thousands)	2021	2020
Interest (income) expense, net	$1,293	$1,533
Other (income) expense, net	(360)	(122)
Total	$933	$1,411

Total other expense, net, for the three months ended March 31, 2021 decreased $0.5 million, or 33.9%, compared with the corresponding period in 2020. The decrease was primarily due to a $0.2 million decrease in interest expense resulting from lower interest rates due to refinancing our debt in December 2020 and a $0.2 million increase in other income resulting from recognizing an exchange net gain rather than an exchange net loss in Canada, compared with the corresponding period in 2020.

Income Tax Expense

	Three Months Ended March 31,
($ in thousands)	2021	2020
Income tax expense	$185	$48

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

For the three months ended March 31, 2021, we recorded income tax expense from continuing operations of $0.2 million, or (13.3)% of pretax loss from continuing operations, compared with income tax expense from continuing operations of less than $0.1 million, or (5.4)% of pretax loss from continuing operations, in the corresponding period of 2020. The difference between our effective tax rate and the federal statutory tax rate for the three months ended March 31, 2021 and 2020 primarily related to the current year Canadian income tax provision and the partial valuation allowance recorded on our U.S. deferred tax assets. The increase in income tax provision from continuing operations for the three months ended March 31, 2021 compared to the corresponding period in 2020 was primarily the result of a $0.2 million Canadian income tax provision recorded during the three months ended March 31, 2021.

Tax Cuts and Jobs Acts of 2017

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law, making significant changes to the Internal Revenue Code. Such changes include, but are not limited to, a U.S. federal corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.

Due to changes in interpretations and assumptions, and future guidance that may be issued and actions we may take in response to the Tax Cuts and Jobs Act, the ultimate impact of the Tax Cuts and Jobs Act may change in future periods. The Tax Cuts and Jobs Act is highly complex, and we will continue to assess the impact of certain aspects of the Tax Cuts and Jobs Act. For additional information, please refer to “Note 7—Income Taxes” to the consolidated financial statements included in this Form 10-Q.

Discontinued Operations

See “Note 4—Changes in Business” to the unaudited condensed consolidated financial statements included in this Form 10-Q for information regarding discontinued operations.

Liquidity and Capital Resources

During the three months ended March 31, 2021, our principal sources of liquidity were borrowings under the Revolving Credit Facility and effective management of our working capital. Our principal uses of cash were to pay for customer contract-related material, labor and subcontract labor, operating expenses, and interest expense on the Term Loan and the Revolving Credit

Facility. See discussion in “Note 8—Debt” to the condensed consolidated financial statements included in this Form 10-Q for additional information about the Term Loan and the Revolving Credit Facility.

Net Cash Flows

Our net consolidated cash flows, including cash flows related to discontinued operations, consisted of the following:

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash flows provided by (used in):
Operating activities	$(3,121)	$(3,039)
Investing activities	(56)	(42)
Financing activities	(5)	1,572
Effect of exchange rate changes on cash	(90)	(136)
Net change in cash, cash equivalents and restricted cash	$(3,272)	$(1,645)

Cash and Cash Equivalents

As of March 31, 2021, our operating unrestricted cash and cash equivalents decreased by $3.3 million to $5.4 million from $8.7 million as of December 31, 2020. As of March 31, 2021, $4.9 million of operating cash was held in U.S. bank accounts and $0.5 million was held in Canada. Total liquidity (the sum of unrestricted cash and availability under the Revolving Credit Facility) was $16.9 million at the end of the first quarter of 2021.

Operating Activities

Cash flows from operating activities result primarily from earnings sources and are affected by changes in operating assets and liabilities, which consist primarily of working capital balances related to our projects. For the three months ended March 31, 2021, cash used in operating activities totaled $3.1 million, a period over period net increase in cash used of $0.1 million compared to the corresponding period in 2020. The increase in cash used was the result of a period over period increase in net loss of $0.7 million, an increase in accounts receivable of $7.1 million, and an increase in contract liabilities of $1.2 million. These changes were partially offset by cash provided by a period over period decrease in contract assets of $5.0 million, an increase in accounts payable of $2.3 million, an increase in accrued and other liabilities of $0.9 million, and a decrease in other assets of $0.4 million.

Investing Activities

Cash flows from investing activities were insignificant for the three months ended March 31, 2021, consistent with the corresponding period in 2020.

Financing Activities

For the three months ended March 31, 2021, net cash used in financing activities was primarily due to cash used in connection with our stock-based awards for payments for statutory taxes of $0.5 million, partially offset by cash provided from our borrowings under the Revolving Credit Facility exceeding our repayments from customer cash receipts by $0.5 million.

During the first three months of 2020, the successful completion of our subscription rights offering in the first quarter of 2020, pursuant to which we received net proceeds of $6.5 million and issued 5,384,615 shares of our common stock, was partially offset by repayments from customer cash receipts under the Prior ABL exceeding our borrowings by $4.5 million.

Effect of Exchange Rate Changes on Cash

For the three months ended March 31, 2021, the effect of Canadian foreign exchange rate changes on our cash balances was not material.

Dividends

We have not declared dividends since the first quarter of 2015 and do not anticipate declaring dividends in the near term. As of March 31, 2021, the terms of the Term Loan and Revolving Credit Facility restricted our ability to pay dividends. In addition, the timing and amounts of any dividends would be subject to determination and approval by our Board of Directors.

Liquidity Outlook

Overall, we expect liquidity to continue to improve through 2021 as a result of refinancing our debt with terms that reflect improving operational performance and expected increased net profits. However, we may experience periodic short-term constraints on our liquidity as a result of the cash flow requirements of specific projects. A high percentage of our cost of service comes from weekly craft labor payrolls, and the lag between incurrence of those payrolls and the subsequent collection of the resulting customer billings results in negative cash flows for that time period. Although we utilize the Revolving Credit Facility to address those time period negative cash flows, contract terms restricting customer invoicing frequency, delays in customer payments, and underlying surety bonds negatively impact our available borrowing base.

We believe that we have sufficient resources to satisfy our 2021 working capital requirements, as we successfully refinanced and replaced our prior credit facilities with new credit facilities to better accommodate our growth initiatives as we pass our restructuring phase and move to implement our future growth initiatives.

While we have been adversely affected by the COVID-19 pandemic, we currently cannot predict the ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows, as such impact is dependent on future developments, including the duration and severity of the pandemic and the related length of its impact on the global economy, which remain uncertain and cannot be predicted at this time. In April 2020, the Company experienced a temporary suspension for projects in New York, which required a phased reopening that resulted in the job sites being fully functional by the beginning of June 2020. In addition, there was an increase in COVID-19 cases at Plant Vogtle in July 2020, which resulted in the Company working with customers, clients, and job site leadership to provide more strategic focus and resources towards implementing enhanced safety protocols to fight the spread of the COVID-19 virus. Although, during the third quarter of 2020, the Company was informed of delays for a nuclear project and outage cycle in Louisiana, and experienced a slow-down in business development activities and bid opportunities, particularly on the eastern shore of the Lake Huron area in Ontario, Canada, due to COVID-19, these developments did not materially impact our cash and the deployment of our capital resources during 2020. We have seen a decrease in new business development based on restrictions on travel and in-person meetings, and stricter safety guidelines, coupled with decreased spending related to market uncertainty due to COVID-19. Any recovery from the COVID-19 pandemic and related economic impact may also be slowed or reversed by a number of factors, including the impact of COVID-19 vaccines, including the speed at which they are approved, disseminated and widely adopted, and their effectiveness against COVID-19 and its evolving strains, some of which may be more transmissible or virulent than the initial variant, or additional widespread resurgences in COVID-19 infections. Management will continue to closely monitor conditions using the data available and will draw on the expertise of health officials, including the latest recommendations from the Centers for Disease Control and Prevention and the on-site medical professionals. Our liquidity, as well as our ability to satisfy our working capital requirements, may be adversely affected to some degree by the COVID-19 pandemic. We currently believe that the impact of COVID-19 will not negatively impact our ability to comply with the covenants under our existing credit facilities. However, we cannot provide any assurance that the assumptions used to estimate our liquidity requirements will remain accurate due to the unprecedented nature and the unpredictability of the COVID-19 global pandemic and its potential impact on us and our customer base. As a consequence, our estimates of the duration and severity of the pandemic and its impact on our future earnings and cash flows could change and have a material impact on our results of operations and financial condition. In addition, even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of the pandemic’s global economic impact, including any recession that has occurred or may occur in the future. In the event that we are unable to address potential liquidity shortfalls in the future, management will need to seek additional funding, which may not be available on reasonable terms, if at all.

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

As of March 31, 2021, we had a contingent liability for issued and outstanding standby letters of credit, generally issued to secure performance on customer contracts. As of March 31, 2021, we had $0.5 million of outstanding standby letters of credit pursuant to a prior revolving credit facility with Wells Fargo Bank, National Association, and there were no amounts drawn upon these letters of credit. In addition, as of March 31, 2021, we had outstanding surety bonds of $50.0 million. Our subsidiaries also provide financial guarantees for certain contractual obligations in the ordinary course of business.

Critical Accounting Policies and Use of Estimates

There have been no material changes to our critical accounting policies as set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2020 Report.

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

While we continue to implement design enhancements to our internal control procedures, we believe there were no changes to our internal control over financial reporting which were identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1.	Legal Proceedings.

The information included in “Note 10—Commitments and Contingencies” to the unaudited condensed consolidated financial statements in this Form 10-Q is incorporated by reference into this Item.

Item 1A.	Risk Factors.

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition, and results of operations, and you should carefully consider them. There have not been any material changes to our risk factors from those reported in our 2020 Report, although some of those risk factors have been, and may further be, exacerbated by the impact of the COVID-19 pandemic.

Item 6.	Exhibits.
Exhibit	Description
10.1*	Form of Time-Based Unit Agreement (March 31, 2021).♦
10.2*	Form of Performance-Based Award Agreement (March 31, 2021).♦
10.3*	Form of Restricted Shares Award Agreement (February 4, 2021).♦
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.♦
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.♦
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101.INS	XBRL Instance Document♦
101.SCH	XBRL Taxonomy Extension Schema Document♦
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document♦
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document♦
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document♦
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document♦

*Indicates a management contract or compensatory plan or arrangement.

♦ Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS INDUSTRIAL SERVICES GROUP INC.

Date: May 19, 2021	By:	/s/ Randall R. Lay
Randall R. Lay
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial and accounting officer of the registrant)