Form 10-Q
period 2021-06-30
Williams Industrial Services Group Inc.
filed 2021-08-18
CIK 1136294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ⌧

As of August 6, 2021, there were 25,915,502 shares of common stock of Williams Industrial Services Group Inc. outstanding.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$7,710	$8,716
Restricted cash	468	468
Accounts receivable, net of allowance of $300 and $351, respectively	30,753	27,549
Contract assets	12,265	7,969
Other current assets	8,116	6,457
Total current assets	59,312	51,159

Property, plant and equipment, net	642	309
Goodwill	35,400	35,400
Intangible assets	12,500	12,500
Other long-term assets	5,763	5,712
Total assets	$113,617	$105,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,918	$6,210
Accrued compensation and benefits	18,540	15,800
Contract liabilities	1,283	2,529
Short-term borrowings	2,064	352
Current portion of long-term debt	1,050	1,050
Other current liabilities	9,872	7,170
Current liabilities of discontinued operations	338	342
Total current liabilities	41,065	33,453
Long-term debt, net	30,528	30,728
Deferred tax liabilities	2,413	2,440
Other long-term liabilities	1,738	2,098
Long-term liabilities of discontinued operations	4,204	4,466
Total liabilities	79,948	73,185
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.01 par value, 170,000,000 shares authorized and 26,384,670 and 25,926,333 shares issued, respectively, and 25,915,502 and 25,336,442 shares outstanding, respectively	260	256
Paid-in capital	90,836	90,292
Accumulated other comprehensive income	62	28
Accumulated deficit	(57,483)	(58,673)
Treasury stock, at par (469,168 and 589,891 common shares, respectively)	(6)	(8)
Total stockholders’ equity	33,669	31,895
Total liabilities and stockholders’ equity	$113,617	$105,080

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Revenue	$91,571	$72,549	$152,422	$138,696
Cost of revenue	82,218	63,194	136,971	122,432

Gross profit	9,353	9,355	15,451	16,264

Selling and marketing expenses	231	140	442	278
General and administrative expenses	6,372	5,386	12,683	11,586
Depreciation and amortization expense	46	57	87	98
Total operating expenses	6,649	5,583	13,212	11,962

Operating income	2,704	3,772	2,239	4,302

Interest expense, net	1,213	1,566	2,506	3,099
Other income, net	(1,232)	(499)	(1,592)	(621)
Total other (income) expense, net	(19)	1,067	914	2,478

Income from continuing operations before income tax	2,723	2,705	1,325	1,824
Income tax expense	77	196	262	244
Income from continuing operations	2,646	2,509	1,063	1,580

Income (loss) from discontinued operations before income tax	243	(102)	164	(156)
Income tax (benefit) expense	18	(98)	37	(80)
Income (loss) from discontinued operations	225	(4)	127	(76)

Net income	$2,871	$2,505	$1,190	$1,504

Basic earnings per common share
Income from continuing operations	$0.10	$0.10	$0.04	$0.07
Income (loss) from discontinued operations	0.01	0.00	0.01	0.00
Basic earnings per common share	$0.11	$0.10	$0.05	$0.07

Diluted earnings per common share
Income from continuing operations	$0.10	$0.10	$0.04	$0.07
Income (loss) from discontinued operations	0.01	0.00	0.01	0.00
Diluted earnings per common share	$0.11	$0.10	$0.05	$0.07

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net income	$2,871	$2,505	$1,190	$1,504
Foreign currency translation adjustment	30	4	34	(254)
Comprehensive income	$2,901	$2,509	$1,224	$1,250

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
	Common Shares			Other
	$0.01 Per Share		Paid-in	Comprehensive	Accumulated	Treasury Shares
(in thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Total
Balance, December 31, 2019	19,794,270	$198	$81,964	$222	$(60,211)	(737,075)	$(9)	$22,164
Issuance of common stock	5,384,615	54	6,478	—	—	—	—	6,532
Issuance of restricted stock units	423,341	—	—	—	—	80,207	1	1
Tax withholding on restricted stock units	—	—	(65)	—	—	(41,445)	—	(65)
Stock-based compensation	—	—	376	—	—	—	—	376
Foreign currency translation	—	—	—	(258)	—	—	—	(258)
Net loss	—	—	—	—	(1,001)	—	—	(1,001)
Balance, March 31, 2020	25,602,226	$252	$88,753	$(36)	$(61,212)	(698,313)	$(8)	$27,749
Issuance of common stock	—	4	(48)	—	—	—	—	(44)
Issuance of restricted stock units	407,315	—	—	—	—	138,221	1	1
Tax withholding on restricted stock units	(93,234)	—	(153)	—	—	(31,570)	(1)	(154)
Stock-based compensation	—	—	650	—	—	—	—	650
Foreign currency translation	—	—	—	4	—	—	—	4
Net income	—	—	—	—	2,505	—	—	2,505
Balance, June 30, 2020	25,916,307	$256	$89,202	$(32)	$(58,707)	(591,662)	$(8)	$30,711

				Accumulated
	Common Shares			Other
	$0.01 Per Share		Paid-in	Comprehensive	Accumulated	Treasury Shares
(in thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Total
Balance, December 31, 2020	25,926,333	$256	$90,292	$28	$(58,673)	(589,891)	$(8)	$31,895
Issuance of restricted stock units	438,836	4	—	—	—	120,723	2	6
Tax withholding on restricted stock units	—	—	(545)	—	—	—	—	(545)
Stock-based compensation	—	—	625	—	—	—	—	625
Foreign currency translation	—	—	—	4	—	—	—	4
Net loss	—	—	—	—	(1,681)	—	—	(1,681)
Balance, March 31, 2021	26,365,169	$260	$90,372	$32	$(60,354)	(469,168)	$(6)	$30,304
Issuance of restricted stock units	19,501	—	—	—	—	—	—	—
Tax withholding on restricted stock units	—	—	40	—	—	—	—	40
Stock-based compensation	—	—	424	—	—	—	—	424
Foreign currency translation	—	—	—	30	—	—	—	30
Net income	—	—	—	—	2,871	—	—	2,871
Balance, June 30, 2021	26,384,670	$260	$90,836	$62	$(57,483)	(469,168)	$(6)	$33,669

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2021	2020
Operating activities:
Net income	$1,190	$1,504
Adjustments to reconcile net income to net cash used in operating activities:
Net (income) loss from discontinued operations	(127)	76
Deferred income tax provision (benefit)	(25)	41
Depreciation and amortization on plant, property and equipment	87	92
Amortization of deferred financing costs	415	365
Amortization of debt discount	100	—
Bad debt expense	(51)	3
Stock-based compensation	1,460	1,122
Changes in operating assets and liabilities, net of businesses sold:
Accounts receivable	(3,040)	(9,260)
Contract assets	(4,268)	(3,458)
Other current assets	(1,561)	(981)
Other assets	(175)	(591)
Accounts payable	1,546	(5,235)
Accrued and other liabilities	4,432	6,586
Contract liabilities	(1,246)	491
Net cash used in operating activities, continuing operations	(1,263)	(9,245)
Net cash used in operating activities, discontinued operations	(139)	(141)
Net cash used in operating activities	(1,402)	(9,386)
Investing activities:
Purchase of property, plant and equipment	(418)	(89)
Net cash used in investing activities	(418)	(89)
Financing activities:
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(501)	(218)
Proceeds from issuance of common stock	—	6,488
Debt issuance costs	—	(325)
Proceeds from short-term borrowings	140,194	114,796
Repayments of short-term borrowings	(138,482)	(114,242)
Repayments of long-term debt	(525)	(175)
Net cash provided by financing activities	686	6,324
Effect of exchange rate change on cash	128	(149)
Net change in cash, cash equivalents and restricted cash	(1,006)	(3,300)
Cash, cash equivalents and restricted cash, beginning of period	9,184	7,818
Cash, cash equivalents and restricted cash, end of period	$8,178	$4,518

Supplemental Disclosures:
Cash paid for interest	$1,887	$1,811
Cash paid for income taxes, net of refunds	$1,553	$—
Noncash amendment fee related to revolving credit facility	$—	$150

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

Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on a basis consistent with that used in the Annual Report on Form 10-K for the year ended December 31, 2020, filed by the Company with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2021 (the “2020 Report”). In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, including all normal recurring adjustments, necessary to present fairly the unaudited condensed consolidated balance sheets and statements of operations, comprehensive income, stockholders’ equity and cash flows for the periods indicated. All significant intercompany transactions have been eliminated. The December 31, 2020 unaudited condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These unaudited condensed consolidated interim financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the 2020 Report. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for any interim period are not necessarily indicative of operations to be expected for the full year.

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

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost (in thousands)	2021	2020	2021	2020
Operating lease cost	$538	$881	$1,092	$2,100
Short-term lease cost	813	632	1,433	1,467
Total lease cost	$1,351	$1,513	$2,525	$3,567

Lease cost related to finance leases was not significant for the three and six months ended June 30, 2021 and 2020.

Information related to the Company’s right-of-use assets and lease liabilities was as follows:

Lease Assets/Liabilities (in thousands)	Balance Sheet Classification	June 30, 2021	December 31, 2020
Lease Assets
Right-of-use assets	Other long-term assets	$1,790	$2,029

Lease Liabilities
Short-term lease liabilities	Other current liabilities	$1,465	$1,362
Long-term lease liabilities	Other long-term liabilities	605	1,011
Total lease liabilities		$2,070	$2,373

Supplemental information related to the Company’s leases was as follows:

	Six Months Ended June 30,
(dollars in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used by operating leases	$1,154	$2,500
Right-of-use assets obtained in exchange for new operating lease liabilities	737	1,796
Weighted-average remaining lease term - operating leases	1.38 years	1.68 years
Weighted-average remaining lease term - finance leases	2.73 years	3.73 years
Weighted-average discount rate - operating leases	9%	9%
Weighted-average discount rate - finance leases	9%	9%

Total remaining lease payments under the Company’s operating and finance leases were as follows:

	Operating Leases	Finance Leases

Six Months Ended June 30, 2021	(in thousands)
Remainder of 2021	$1,001	$3
2022	1,022	6
2023	208	6
2024	7	1
2025	3	-
Total lease payments	$2,241	$16
Less: interest	(187)	—
Present value of lease liabilities	$2,054	$16

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

On July 11, 2018, Koontz-Wagner filed a voluntary petition for relief under Chapter 7 of Title 11 of the Bankruptcy Code with the U.S. Bankruptcy Court for the Southern District of Texas. The filing was for Koontz-Wagner only, not for the Company as a whole, and was completely separate and distinct from the Williams business and operations. As a result of the July 11, 2018 bankruptcy of Koontz-Wagner, the Company recorded a pension withdrawal liability of $2.9 million related to Koontz-Wagner’s International Brotherhood of Electrical Workers Local Union 1392 (“IBEW”) multi-employer pension plan.

After an arbitration process, on May 12, 2021, an arbitrator concluded that the IBEW used an incorrect per hour contribution rate in calculating the Company’s pension withdrawal liability, which resulted in the Company overpaying. The arbitrator directed IBEW to refund all overpayments, with interest, to the Company and to redetermine the Company’s payments going forward using the proper contribution rate. Accordingly, the Company’s overall pension withdrawal liability decreased by approximately $0.2 million. The pension liability is expected to be satisfied by annual cash payments of $0.3 million each, paid in quarterly installments, through 2038. The Company recorded a gain on disposal of approximately $0.2 million in the three months ended June 30, 2021 to reduce its previously recorded estimated withdrawal liability to the new amount.

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

As of June 30, 2021 and December 31, 2020, the Company did not have any assets related to its Electrical Solutions’ and Mechanical Solutions’ discontinued operations. The following table presents a reconciliation of the carrying amounts of major classes of liabilities of Electrical Solutions’ and Mechanical Solutions’ discontinued operations:

(in thousands)	June 30, 2021	December 31, 2020
Liabilities:
Current liabilities of discontinued operations	$338	$342
Liability for pension obligation	2,367	2,670
Liability for uncertain tax positions	1,837	1,796
Long-term liabilities of discontinued operations	4,204	4,466
Total liabilities of discontinued operations	$4,542	$4,808

The following table presents a reconciliation of the major classes of line items constituting the net income (loss) from discontinued operations. In accordance with GAAP, the amounts in the table below do not include an allocation of corporate overhead.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
General and administrative expenses	$6	$5	$34	$6
Loss (gain) on disposal - Electrical Solutions	(228)	45	(228)	45
Interest expense (income)	(21)	52	30	105
Income (loss) from discontinued operations before income tax	243	(102)	164	(156)
Income tax expense (benefit)	18	(98)	37	(80)
Income (loss) from discontinued operations	$225	$(4)	$127	$(76)

NOTE 5—REVENUE

Disaggregation of Revenue

Disaggregated revenue by type of contract was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Cost-plus reimbursement contracts	$82,071	$65,270	$137,664	$125,566
Fixed-price contracts	9,500	7,279	14,757	13,130
Total	$91,571	$72,549	$152,422	$138,696

Disaggregated revenue by the geographic area where the work was performed was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
United States	$81,718	$62,815	$132,908	$120,463
Canada	9,853	9,734	19,514	18,233
Total	$91,571	$72,549	$152,422	$138,696

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

The following table provides information about contract assets and contract liabilities from contracts with customers:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Costs incurred on uncompleted contracts	$82,218	$63,194	$136,971	$122,432
Earnings recognized on uncompleted contracts	9,353	9,355	15,451	16,264
Total	91,571	72,549	152,422	138,696
Less—billings to date	(80,589)	(65,009)	(141,440)	(131,156)
Net	$10,982	$7,540	$10,982	$7,540
Contract assets	$12,265	$10,730	$12,265	$10,730
Contract liabilities	(1,283)	(3,190)	(1,283)	(3,190)
Net	$10,982	$7,540	$10,982	$7,540

For the three and six months ended June 30, 2021, the Company recognized revenue of approximately $19,000 and $1.0 million, respectively, on approximately $2.5 million that was included in the corresponding contract liability balance on December 31, 2020.

Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of June 30, 2021:

(in thousands)	Remainder of 2021	2022	2023	Thereafter	Total
Remaining performance obligations	$123,376	$122,818	$89,230	$328,933	$664,357

NOTE 6—EARNINGS PER SHARE

As of June 30, 2021, the Company’s 25,915,502 shares outstanding included 215,956 shares of contingently issued but unvested restricted stock. As of June 30, 2020, the Company’s 25,324,645 shares outstanding included 550,857 shares of contingently issued but unvested restricted stock. Restricted stock is excluded from the calculation of basic weighted average shares outstanding, but its impact, if dilutive, is included in the calculation of diluted weighted average shares outstanding.

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

Basic and diluted earnings per common share from continuing operations were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2021	2020	2021	2020
Income from continuing operations	$2,646	$2,509	$1,063	$1,580

Basic earnings per common share:
Weighted average common shares outstanding	25,683,258	24,773,788	25,306,130	22,560,723

Basic earnings per common share	$0.10	$0.10	$0.04	$0.07

Diluted earnings per common share:
Weighted average common shares outstanding	25,683,258	24,773,788	25,306,130	22,560,723

Dilutive effect:
Unvested portion of restricted stock units and awards	753,247	417,105	762,961	644,977
Weighted average diluted common shares outstanding	26,436,505	25,190,893	26,069,091	23,205,700

Diluted earnings per common share	$0.10	$0.10	$0.04	$0.07

The weighted average number of shares outstanding used in the computation of basic and diluted earnings per common share does not include the effect of the following potential outstanding common stock. The effects of the potentially outstanding service-based restricted stock and restricted stock unit awards were not included in the calculation of diluted earnings per common share because the effect would have been anti-dilutive. The effects of the potentially outstanding performance- and market-based restricted stock unit awards were not included in the calculation of diluted earnings per common share because the performance and/or market conditions had not been satisfied as of June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Unvested service-based restricted stock and restricted stock unit awards	—	464,373	—	447,707
Unvested performance- and market-based restricted stock unit awards	833,111	2,369,890	833,111	2,369,890

NOTE 7—INCOME TAXES

The effective income tax expense rate for continuing operations for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Income tax expenses	$77	$196	$262	$244
Effective income tax rate for continuing operations	2.8%	7.2%	19.8%	13.4%

The effective income tax rate differs from the statutory federal income tax rate of 21% primarily because of the partial valuation allowances recorded on the Company’s deferred tax assets and the Canadian income tax provision.

For the three months ended June 30, 2021, the Company recorded income tax expense from continuing operations of $0.1 million, or 2.8% of pretax income from continuing operations, compared with income tax expense from continuing operations of $0.2 million, or 7.2% of pretax income from continuing operations, in the corresponding period of 2020. For the six months ended June 30, 2021, the Company recorded income tax expense from continuing operations of $0.3 million, or 19.8% of pretax income from continuing operations, compared with income tax expense from continuing operations of $0.2 million, or 13.4% of pretax income from continuing operations, in the corresponding period of 2020.

The decrease in income tax provision from continuing operations for the three months ended June 30, 2021 compared with the corresponding period in 2020 was primarily the result of a $0.1 million favorable 2020 Canadian return to provision adjustment in the second quarter of 2021.

The increase in income tax provision from continuing operations for the six months ended June 30, 2021 compared with the corresponding period in 2020 was primarily the result of a $0.1 million Canadian income tax provision increase.

As of June 30, 2021 and 2020, the Company would have needed to generate approximately $273.4 million and $268.1 million, respectively, of future taxable income in order to realize its deferred tax assets.

The Company’s foreign subsidiaries may generate earnings that are not subject to U.S. income taxes so long as they are permanently reinvested in its operations outside of the U.S. pursuant to ASC 740-30. Undistributed earnings of foreign subsidiaries that are no longer permanently reinvested would become subject to deferred income taxes.

As of June 30, 2021, the Company’s Canadian subsidiary had approximately $7.0 million in Canadian currency in undistributed earnings. The Company’s management asserts that all of the undistributed earnings will be reinvested in the Canadian subsidiary based on the following facts presented at the time of preparing the financial statements: (1) the Company’s domestic operations are not in need of working capital from the foreign subsidiary, and any temporary intercompany payable with the Canadian subsidiary will be repaid within one year from the end of the corporation’s tax year in which the indebtedness arises; (2) the Canadian subsidiary has not declared dividends since its inception in 2018, and management is not expecting the Canadian subsidiary to declare dividends in the foreseeable future; and (3) the Company’s management has developed a strategic growth initiative to pursue nuclear plant maintenance, modifications, and construction in Canada for the long-term. Therefore, the accrual of deferred tax liability with respect to the Company’s outside basis difference in its investment in Canada is not needed pursuant to the APB 23 exception.

As of June 30, 2021 and 2020, the Company provided for a total liability of $2.9 million and $2.8 million, respectively, of which, for both periods, $1.8 million related to discontinued operations, for unrecognized tax benefits related to various federal, foreign and state income tax matters, which were included in long-term liabilities of discontinued operations and other long-term liabilities. If recognized, the entire amount of the liability would affect the effective tax rate. As of June 30, 2021, the Company accrued approximately $1.5 million, of which $0.8 million related to discontinued operations, in long-term liabilities of discontinued operations and other long-term liabilities for potential payment of interest and penalties related to uncertain income tax positions.

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

NOTE 8—DEBT

As of June 30, 2021, the Company was in compliance with all debt covenants. Considering the potential effects of the COVID-19 pandemic, the Company cannot provide any assurance that the assumptions used to estimate its liquidity requirements will remain accurate due to the unprecedented nature and the unpredictability of the COVID-19 global pandemic. As a consequence, the Company’s estimates of the duration of the pandemic and its impact on the Company’s future earnings and cash flows could change and have a material impact on its results of operations and financial condition, including negatively affecting the Company’s ability to remain in compliance with its debt covenants.

The following table provides information about the Company’s debt, net of unamortized deferred financing costs:

(in thousands)	June 30, 2021	December 31, 2020
Revolving credit facility	$2,064	$352
Term loan, current portion of long-term debt	1,050	1,050
Current debt	$3,114	$1,402

Term loan, noncurrent portion of long-term debt	$33,425	$33,950
Unamortized debt discount from refinancing to new loan	(891)	(991)
Unamortized deferred financing costs	(2,006)	(2,231)
Long-term debt, net	$30,528	$30,728

Total debt, net	$33,642	$32,130

Debt Refinancing

On December 16, 2020 (the “Closing Date”), the Company and certain of its subsidiaries refinanced and replaced its revolving credit facility with MidCap Financial Trust (the “Prior ABL”) and its four-year $35.0 million term loan facility with Centre Lane Partners, LLC and entered into (i) the Term Loan Agreement (as defined below), which provided for senior secured term loan facilities in an aggregate principal amount of up to $50.0 million (collectively, the “Term Loan”), consisting of a $35.0 million closing date term loan facility (the “Closing Date Term Loan”) and up to $15.0 million of borrowings under a delayed draw facility (the “Delayed Draw Term Loan Facility”) with EICF Agent LLC, as agent, and CION Investment Corporation,  as a lender and a co-lead arranger, and the other lenders party thereto; and (ii) a senior secured asset-based revolving line of credit of up to $30.0 million (the “Revolving Credit Facility”) with PNC. As of June 30, 2021, the Company had $2.1 million outstanding under the Revolving Credit Facility and $34.5 million outstanding (including both the noncurrent and current portion of the Term Loan) under the Term Loan. The Term Loan Agreement provides for an interest rate of 9.0% (or 8.5% if the Total Leverage Ratio (as defined in the Term Loan Agreement) is less than 2.50:1) plus the London Interbank Offered Rate (“LIBOR”) (with a minimum rate of 1.0%) per year.

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

The Revolving Credit Facility provides for a letter of credit sublimit in an amount up to $2.0 million. As of June 30, 2021, there were no letters of credit outstanding under this sublimit. As of June 30, 2021, the Company had $0.4 million cash collateralized standby letters of credit outstanding pursuant to its prior revolving credit facility with Wells Fargo Bank, National Association. There were no amounts drawn upon these letters of credit as of June 30, 2021.

In addition, as of June 30, 2021 and December 31, 2020, the Company had outstanding payment and performance surety bonds of $52.4 million and $31.0 million, respectively.

Deferred Financing Costs

Deferred financing costs are amortized over the terms of the related debt facilities using the straight-line method. The following table summarizes the amortization of deferred financing costs related to the Company's debt facilities and recognized in interest expense on the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Term loan	$112	$110	$225	$220
Revolving credit facility	95	73	190	145
Total	$207	$183	$415	$365

The following table summarizes unamortized deferred financing costs included on the Company's unaudited condensed consolidated balance sheets:

(in thousands)	Location	June 30, 2021	December 31, 2020
Term loan	Long-term debt, net	$2,006	$2,231
Revolving credit facility	Other long-term assets	1,700	1,890
Total		$3,706	$4,121

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

The Company’s financial instruments as of June 30, 2021 and December 31, 2020 consisted primarily of cash and cash equivalents, restricted cash, receivables, payables, and debt instruments. The carrying values of these financial instruments approximate their respective fair values, as they are either short-term in nature or carry interest rates that are periodically adjusted to market rates.

NOTE 10—COMMITMENTS AND CONTINGENCIES

Litigation and Claims

The Company is from time-to-time party to various lawsuits, including personal injury claims and other proceedings that arise in the ordinary course of its business. With respect to all such lawsuits, claims and proceedings, the Company records a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company does not believe that the resolution of any currently pending lawsuits, claims and proceedings, either individually or in the aggregate, will have a material adverse effect on its financial position, results of operations or liquidity. However, the outcomes of any currently pending lawsuits, claims and proceedings cannot be predicted, and therefore, there can be no assurance that this will be the case.

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

The acquiror of certain assets from a former operating unit of the Company has been named as a defendant in an asbestos personal injury lawsuit and has submitted a claim for indemnification and tendered defense of the matter to the Company. The Company has assumed defense of the matter subject to a reservation of rights and objection to the claim for indemnification. Neither the Company nor its predecessors ever mined, manufactured, produced, or distributed asbestos fiber, the material that allegedly caused the injury underlying this action. The Company does not expect that this claim will have a material adverse effect on its financial position, results of operations or liquidity. Moreover, during 2012, the Company secured insurance coverage that will help to reimburse the defense costs and potential indemnity obligations of its former operating unit relating to these claims. The Company intends to vigorously defend all currently active actions, and it does not anticipate that this action will have a material adverse effect on its financial position, results of operations or liquidity. However, the outcomes of any legal action cannot be predicted and, therefore, there can be no assurance that this will be the case.

Insurance

The Company maintains insurance coverage for most insurable aspects of its business and operations. The Company’s insurance programs, including, but not limited to, health, general liability, and workers’ compensation, have varying coverage limits depending upon the type of insurance. For the three and six months ended June 30, 2021, insurance expense, including insurance premiums related to the excess claim coverage and claims incurred for continuing operations, was $0.5 million and  $1.2 million, respectively.

The Company’s consolidated balance sheets include amounts representing its probable estimated liability related to insurance-related claims that are known and have been asserted against the Company, and for insurance-related claims that are believed to have been incurred but had not yet been reported as of June 30, 2021. As of June 30, 2021, the Company provided $0.4 million cash collateralized in letters of credit as security for possible workers’ compensation claims.

Executive Severance

On June 30, 2021, the Company had outstanding severance arrangements with officers and senior management. The Company’s maximum commitment under all such arrangements, which would apply if the employees covered by these arrangements were each terminated without cause, was $2.7 million on June 30, 2021.

NOTE 11—STOCK-BASED COMPENSATION PLANS

During the first half of 2021, the Company granted 164,388 service-based restricted stock awards under the 2015 Equity Incentive Plan, as amended and restated on May 12, 2020 (the “2015 Plan”), at a grant date fair value of $3.29 per share, to its non-employee directors, which vest in full on February 4, 2022.

During the first half of 2021, the Company granted 307,616 service-based restricted stock units under the 2021 long-term incentive (“LTI”) program and the 2015 Plan at a grant date fair value of $3.48 per share. These service-based restricted stock units could be paid in cash or shares at the election of the Compensation Committee of the Board of Directors and shall vest in full on March 31, 2024.

During the first half of 2021, the Company also granted performance-based awards under the 2021 LTI program and the 2015 Plan with an aggregate cash value of approximately $2.2 million, which could be paid in cash or shares at the election of the Compensation Committee of the Board of Directors. The 2021 performance-based awards have three annual performance periods (fiscal years 2021, 2022 and 2023), with operating income and free cash flow goals (equally weighted) for each year, and threshold performance resulting in awards earned at 50% of the target opportunity and maximum performance resulting in awards earned at 200% of the target. The annual achievement levels are averaged over the three-year performance period and the earned amounts, if any, vest on March 31, 2024. These are cash-based awards that will be included in other current liabilities on the consolidated balance sheet beginning in April 2021.

In addition, during the second quarter of 2021, the Company granted service-based restricted stock units and performance-based restricted stock units to two employees. On May 17, 2021, the Company granted 37,500 service-based restricted stock units and performance-based restricted stock units covering a target number of 37,500, and a maximum number of 75,000, shares of common stock, as an inducement award outside of the 2015 Plan at a grant date fair value of $5.00 per share. The service-based restricted stock units vest in full on May 17, 2022 and the earned amounts of the performance-based restricted stock units, if any, vest on March 31, 2024. The performance-based awards have three annual performance periods (fiscal years 2021, 2022 and 2023), with operating income and free cash flow goals (equally weighted) for each year, and threshold performance resulting in awards earned at 50% of the target opportunity and maximum performance resulting in awards earned at 200% of the target. On June 15, 2021, the Company granted 41,666 service-based restricted stock units and performance-based restricted stock units covering a target number of 33,334, and a maximum number of 66,668, shares of common stock under the 2015 Plan at a grant date fair value of $6.27 per share. These awards may be paid in cash or shares at the election of the Compensation Committee of the Board of Directors. The service-based restricted stock units vested with respect to 25,000 shares of common stock on the date of grant (June 15, 2021), while 8,333 will vest on March 31, 2022 and 8,333 will vest on March 31, 2023. The earned amounts of the performance-based restricted stock units, if any, will vest on March 31, 2023 and have two annual performance periods (fiscal years 2021 and 2022), with operating income and free cash flow goals (equally weighted) for each year, and threshold performance resulting in awards earned at 50% of the target opportunity and maximum performance resulting in awards earned at 200% of the target. The initial expense for the 25,000 units that vested at the grant date of June 15, 2021 was $0.2 million.

During the first half of 2020, the Company granted 580,312 service-based restricted stock units and 1,178,213 performance-based restricted stock units under the 2020 LTI program and the 2015 Plan, at a grant date fair value of $1.22 per share, which could be paid in cash or shares at the election of the Compensation Committee of the Board of Directors. The service-based restricted stock units vest in equal annual installments over a period of three years. The 2020 performance-based awards have three annual performance periods (fiscal years 2020, 2021 and 2022), with operating income and free cash flow goals (equally weighted) for each year, and threshold performance resulting in awards earned at 50% of the target opportunity and maximum performance resulting in awards earned at 200% of the target. The annual achievement levels are averaged over the three-year performance period and the earned amounts, if any, vest on March 31, 2023. The three-year average payout level for each performance objective replaces the actual payout level for any fiscal year where the actual payout is less than the three-year average.

The Company previously granted (i) performance-based restricted stock units under the 2016 LTI program, which were scheduled to vest if the Company achieved a per share stock price of $5.50 for 30 consecutive trading days prior to August 5,

2021, (ii) performance-based restricted stock units under the 2017 LTI program, which were scheduled to vest if the Company achieved a per share stock price of $6.00 for 30 consecutive trading days prior to March 31, 2021 (pursuant to an extension from the initial vesting date of March 31, 2020, which extension was approved by the Compensation Committee in February 2020), and (iii) performance-based restricted stock units under the 2018 LTI program, which were scheduled to vest if the Company achieved a per share stock price of at least $5.00 for any period of 30 consecutive trading days prior to June 30, 2021 (collectively, the “LTI Performance Awards”). On March 5, 2021, the Compensation Committee of the Board of Directors extended the performance period for each of the LTI Performance Awards to December 31, 2022. In accordance with ASC Topic 718, “Compensation—Stock Compensation” (“ASC 718”),  the Company conducted a lattice valuation model in order to revalue the market price for the LTI Performance Awards at the March 5, 2021 modification date. The 2018 LTI program met the market objective by achieving a per share stock price of $5.00 for 30 consecutive days, and approximately 261,463 shares will vest for recipients remaining employed through December 31, 2022. The modification resulted in an approximately $0.8 million incremental cost, which will be expensed over a twenty-month period starting in April 2021.

During the first half of 2021, the Compensation Committee of the Board of Directors approved modifying the 2020 performance-based awards granted in 2020. This modification resulted in the adjustment of the 2021 and 2022 performance goals; in addition, the three-year average payout level for each performance objective will replace the actual payout level for any fiscal year (including, without limitation, 2020) where the actual payout is less than the three-year average. As of June 30, 2021, the payout would be 549,181 at threshold, 1,098,362 at target, and 2,196,724 at maximum. The grant price was adjusted from $1.22 per share to $3.49 share per the modification date of March 5, 2021.

During the first half of 2021, the Compensation Committee approved modifying the 2019 performance-based restricted stock unit awards.  The performance goal for 2020 was year-end backlog performance expressed in margin dollars. Because of COVID-19, the Company’s ability to book backlog in the normal course was impaired during 2020, particularly in Florida, New York, and Canada and with respect to new customers. As a result, the Compensation Committee authorized an adjustment to the 2020 performance results to add $51.9 million of orders to December 31, 2020 backlog that were booked in early 2021 but delayed due to the impact of the COVID-19 pandemic, which resulted in a payout of 156,014 shares under the 2015 Plan.

While the majority of  restricted stock units and awards were granted as equity, in accordance with ASC 718, the Company has two cash-based plans that are classified as a liability. Stock-based compensation expense for the three months ended June 30, 2021 and 2020 was $0.8 million and $0.6 million, respectively, and for the six months ended June 30, 2021 and 2020 was $1.5 and $0.9 million, respectively, and was included in general and administrative expenses on the Company’s unaudited condensed consolidated statements of operations.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q and its exhibits contain or incorporate by reference various forward-looking statements that express a belief, expectation or intention or are otherwise not statements of historical fact. Forward-looking statements generally use forward-looking words, such as “may,” “will,” “could,” “should,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast” and other words that convey the uncertainty of future events or outcomes. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. Investors should not place undue reliance on any of these forward-looking statements. Except as required by law, we undertake no obligation to further update any such statements, or the risk factors described in our 2020 Report under the heading “Part I—Item 1A. Risk Factors,” to reflect new information, the occurrence of future events or circumstances or otherwise. The forward-looking statements in this Form 10-Q do not constitute guarantees or promises of future performance. Forward-looking statements may include information concerning the following, among other items:

●	our level of indebtedness;
●	our ability to make interest and principal payments on our debt and satisfy the financial and other covenants contained in our debt facilities, as well as our ability to engage in certain transactions and activities due to limitations and covenants contained in such facilities;
●	our ability to generate sufficient cash resources to continue funding operations, including investments in working capital required to support growth-related commitments that we make to our customers, and the possibility that we may be unable to obtain any additional funding as needed or incur losses from operations in the future;
●	exposure to market risks from changes in interest rates, including changes to or replacement of the LIBOR;
●	failure to maintain effective internal control over financial reporting and disclosure controls and procedures in the future;
●	our ability to attract and retain qualified personnel, skilled workers, and key officers;
●	failure to successfully implement or realize our business strategies, plans and objectives of management, and liquidity, operating and growth initiatives and opportunities, including our expansion into international markets and our ability to identify potential candidates for, and consummate, acquisition, disposition, or investment transactions;
●	the loss of one or more of our significant customers;
●	our competitive position;
●	market outlook and trends in our industry, including the possibility of reduced investment in, or increased regulation of, nuclear power plants and declines in public infrastructure construction and reductions in government funding, including funding by state and local agencies;
●	the failure of the U.S. Congress to pass infrastructure-related legislation benefiting our end markets;
●	costs exceeding estimates we use to set fixed-price contracts;
●	harm to our reputation or profitability due to, among other things, internal operational issues, poor subcontractor performances or subcontractor insolvency;
●	potential insolvency or financial distress of third parties, including our customers and suppliers;
●	our contract backlog and related amounts to be recognized as revenue;
●	our ability to maintain our safety record, the risks of potential liability and adequacy of insurance;
●	adverse changes in our relationships with suppliers, vendors, and subcontractors;
●	compliance with environmental, health, safety and other related laws and regulations;
●	limitations or modifications to indemnification regulations of the U.S. or Canada;
●	our expected financial condition, future cash flows, results of operations and future capital and other expenditures;
●	the impact of general economic conditions including the current economic disruption and any recession resulting from the COVID-19 pandemic;
●	the impact of the COVID-19 pandemic on our business, results of operations, financial condition, and cash flows, including global supply chain disruptions and the potential for additional COVID-19 cases to occur at our active or future job sites, as has occurred at our Plant Vogtle site in Georgia, which potentially could impact cost and labor availability;
●	information technology vulnerabilities and cyberattacks on our networks;
●	our failure to comply with applicable laws and regulations, including, but not limited to, those relating to privacy and anti-bribery;

●	our participation in multiemployer pension plans;
●	the impact of any disruptions resulting from the expiration of collective bargaining agreements;
●	the impact of natural disasters and other severe catastrophic events (such as the ongoing COVID-19 pandemic);
●	the impact of changes in tax regulations and laws, including future income tax payments and utilization of net operating loss and foreign tax credit carryforwards;
●	volatility of the market price for our common stock;
●	our ability to maintain our stock exchange listing;
●	the effects of anti-takeover provisions in our organizational documents and Delaware law;
●	the impact of future offerings or sales of our common stock on the market price of such stock;
●	expected outcomes of legal or regulatory proceedings and their anticipated effects on our results of operations; and
●	any other statements regarding future growth, future cash needs, future operations, business plans and future financial results.

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

The following discussion provides an analysis of the results of continuing operations, an overview of our liquidity and capital resources and other items related to our business. Unless otherwise specified, the financial information and discussion in this Form 10-Q are as of and for the three and six months ended June 30, 2021 and are based on our continuing operations; they exclude any results of our discontinued operations. Please refer to “Note 4—Changes in Business” to the unaudited condensed consolidated financial statements included in this Form 10-Q for additional information on our discontinued operations.

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

The following tables summarize our backlog:

(in thousands)	June 30, 2021	December 31, 2020
Cost plus	$605,807	$430,694
Lump sum	58,550	13,156
Total	$664,357	$443,850

(in thousands)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Backlog - beginning of period	$460,550	$443,850
New awards	262,213	299,454
Adjustments and cancellations, net	33,165	73,475
Revenue recognized	(91,571)	(152,422)
Backlog - end of period	$664,357	$664,357

Total backlog as of June 30, 2021 was $664.4 million, compared with $443.9 million on December 31, 2020 as our backlog increased by $220.5 since year end, it was primarily driven by our decommissioning which accounted for $217.6 million of the increase. We estimate that approximately $199.5 million, or 30.0% of total backlog on June 30, 2021, will be converted to revenue within the next twelve months and $123.4 million, or 18.6% of total backlog, will be converted to revenue within the remainder of the fiscal year. As of December 31, 2020, we estimated that approximately $165.3 million, or 37.2% of total backlog, would convert to revenue in 2021.

Results of Operations

The Company continues to monitor several factors that may cause actual results of operations and financial results to differ from our historical results or current expectations. These factors include: inflationary and political environment, work delays on projects and supplies, new laws, regulations and guidelines, new project requirements, and the impact of the COVID-19 pandemic, including the consequences of governmental and other measures designed to prevent the spread of the virus, the continued sporadic outbreaks of COVID-19 cases and the ongoing spread of the new COVID-19 variants, the impact of COVID-19 vaccines, including the speed at which they are approved, disseminated and widely adopted, and their effectiveness against COVID-19 and its evolving strains, and the ultimate duration and scope of the pandemic. These and other factors could affect the Company’s operational results and cause them to not be comparable to those of the same period in previous years. For instance, the effects of the COVID-19 pandemic led the Company to implement enhanced safety standards and processes on a project in Georgia that experienced COVID-19 cases on site and caused work delays on projects in New York due to specific state, local, municipal and customer mandated stay-at-home orders and new project requirements that were established to protect workers and the general public. Additionally, during the third quarter of 2020, we experienced a delay in a nuclear project and an outage cycle in Louisiana and have experienced a slow-down in business development activities and bid opportunities, particularly on the eastern shore of the Lake Huron area in Ontario, Canada due to COVID-19. Although the majority of stay-at-home orders were phased-out by the end of the second quarter of 2020, we are still experiencing impacts associated with the COVID-19 project specific protocols. While the Company has not yet experienced a material negative impact on its operational results, these project specific requirements are expected to remain in place for the foreseeable future, which will continue to impact project schedules and workflow going forward.

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

The following summary and discussion of our results of operations is based on our continuing operations and excludes any results of our discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Revenue	$91,571	$72,549	$152,422	$138,696
Cost of revenue	82,218	63,194	136,971	122,432
Gross profit	9,353	9,355	15,451	16,264

Selling and marketing expenses	231	140	442	278
General and administrative expenses	6,372	5,386	12,683	11,586
Depreciation and amortization expense	46	57	87	98
Total operating expenses	6,649	5,583	13,212	11,962

Operating income	2,704	3,772	2,239	4,302

Interest expense, net	1,213	1,566	2,506	3,099
Other income, net	(1,232)	(499)	(1,592)	(621)
Income from continuing operations before income tax	2,723	2,705	1,325	1,824
Income tax expense	77	196	262	244
Income from continuing operations	$2,646	$2,509	$1,063	$1,580

Revenue for the three months ended June 30, 2021 increased $19.0 million, or 26.2%, compared with the corresponding period in 2020. The increase was primarily related to the timing of a nuclear outage which accounted for $17.7 million of  growth. Additionally, we continue to experience growth in our decommissioning business which contributed to $6.8 million of incremental revenue, and growth in our fossil business, which contributed to $5.2 million of incremental revenue. These increases were partially offset by $12.3 million of reduced volume from maintenance and construction activities at Plant Vogtle.

Revenue for the six months ended June 30, 2021 increased $13.7 million, or 9.9%, compared with the corresponding period in 2020. The increase was primarily related to the timing of a nuclear outage accounting for $19.1 million of growth. Additionally, we continue to experience growth in the decommissioning market which contributed to $10.6 million of incremental revenue, coupled with a $7.1 million increase to incremental revenue from our fossil business.  These increases were partially offset by $27.9 million of reduced volume related to construction and maintenance activities at Plant Vogtle.

Gross profit for both the three months ended June 30, 2021 and 2020 was $9.4 million. Gross profit for the three months ended June 30, 2021 was impacted by the nuclear outage work we performed during the quarter, which has a lower gross margin profile compared to other services we perform, as well as reduced volume at Plant Vogtle. Gross margins in the quarter were also impacted by the timing of a contract incentive related to a multi-year customer contract. The incentive related to the second quarter of 2020 was earned and recorded in the second quarter of 2020 for $1.1 million; the incentive related to 2021 is anticipated to be recorded in the third quarter.

Gross profit for the six months ended June 30, 2021 decreased $0.8 million, or 4.9%, compared with the corresponding period in 2020. The decrease in gross margin was primarily a result of reduced volume primarily at Plant Vogtle. Gross margin was also impacted by the decommissioning and nuclear outage work we performed during the six months ended June 30, 2021, which has lower gross margin profile compared to other services we perform. Gross margins in the quarter were also impacted by the timing of a contract incentive related to a multi-year customer contract. As discussed in the previous paragraph, gross margins for the six-month periods were also impacted by the timing of the recognition of a contract incentive earned and recorded in the second quarter of 2020 for $1.1 million; the incentive related to 2021 is anticipated to be recorded in the third quarter.

Operating income for the three months ended June 30, 2021 decreased by $1.1 million compared with the corresponding period in 2020, due to an increase in operating expenses resulting from higher compensation costs related to business development and operating activities.

Operating income for the six months ended June 30, 2021 decreased $2.1 million compared with the corresponding period in 2020, due primarily to a $0.8 million decrease in gross profit and the $1.3 million increase in operating expenses from higher compensation costs related to business development and operating activities.

General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Employee-related expenses	$3,438	$2,852	$6,970	$5,724
Stock-based compensation expense	745	617	1,460	1,088
Professional fees	976	950	1,886	2,245
Other expenses	1,213	967	2,367	2,529
Total	$6,372	$5,386	$12,683	$11,586

Total general and administrative expenses for the three months ended June 30, 2021 increased $1.0 million, or 18.3%, compared with the corresponding period in 2020. The increase was primarily due to a $0.6 million increase in employee related costs due to higher incentive compensation costs, an increase in stock-based compensation of $0.1 million due to accelerated vesting of a restricted stock award and a new grant of restricted stock units, and a $0.2 million increase in other expenses due to an increase in business travel and meals.

Total general and administrative expenses for the six months ended June 30, 2021 increased $1.1 million, or 9.5%, compared with the corresponding period in 2020. The increase was primarily due to a $1.2 million increase in employee related costs due to higher incentive compensation costs, along with an increase in stock-based compensation expenses of $0.4 million due to accelerated vesting of a restricted stock award and a new grant of restricted stock units. These increases were partially offset by a $0.5 million decrease in professional fees and other expenses due to cost reduction initiatives.

Other (Income) Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Interest expense, net	$1,213	$1,566	$2,506	$3,099
Other income, net	(1,232)	(499)	(1,592)	(621)
Total	$(19)	$1,067	$914	$2,478

Total other income, net, for the three months ended June 30, 2021 increased $1.1 million, or 101.8%, compared with the corresponding period in 2020, from total other expense of $1.1 million in the second quarter of 2020 to total other income of $19,000. The increase was primarily due to receipt of $1.0 million from a former subsidiary related to a previous intercompany receivable that we recognized as a loss in 2018, coupled with a $0.4 million reduction in interest expense due to refinancing our debt in December 2020. This was partially offset by a $0.3 million reduction in joint venture earnings due to lower volume as construction activities for Vogtle 3 and 4 are closer to completion, compared with the corresponding period in 2020.

Total other expense, net, for the six months ended June 30, 2021 decreased $1.6 million, or 63.1%, compared with the corresponding period in 2020. The decrease was primarily due to receipt of $1.0 million from a former subsidiary related to a previous intercompany receivable that we recognized as a loss in 2018, coupled with a $0.6 million decrease in interest expense and fees related to refinancing our debt in 2020.

Income Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2021	2020	2021	2020
Income tax expense	$77	$196	$262	$244

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

For the three months ended June 30, 2021, we recorded income tax expense from continuing operations of $0.1 million, or 2.8% of pretax income from continuing operations, compared with income tax expense from continuing operations of $0.2 million, or 7.2% of pretax income from continuing operations, in the corresponding period of 2020. For the six months ended June 30, 2021, we recorded income tax expense from continuing operations of $0.3 million, or 19.8% of pretax income from continuing operations compared with income tax expense from continuing operations of $0.2 million, or 13.4% of pretax income from continuing operations in the corresponding period of 2020.

The difference between our effective tax rate and the federal statutory tax rate for the three and six months ended June 30, 2021 and 2020 is primarily related to the Canadian income tax provision and the partial valuation allowance recorded on our U.S. deferred tax assets. The decrease in income tax provision from continuing operations for the three months ended June 30, 2021 compared with the corresponding period in 2020 was primarily the result of the $0.1 million favorable 2020 Canadian return to provision adjustment in the second quarter of 2021. The increase in income tax provision from continuing operations for the six months ended June 30, 2021 compared with the corresponding period in 2020 was primarily the result of the $0.1 million Canadian income tax provision increase.

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

Liquidity and Capital Resources

During the six months ended June 30, 2021, our principal sources of liquidity were borrowings under the Revolving Credit Facility and effective management of our working capital. Our principal uses of cash were to pay for customer contract-related material, labor and subcontract labor, operating expenses, and interest expense on the Term Loan and the Revolving Credit Facility. See discussion in “Note 8—Debt” to the unaudited condensed consolidated financial statements included in this Form 10-Q for additional information about the Term Loan and the Revolving Credit Facility.

Net Cash Flows

Our net consolidated cash flows, including cash flows related to discontinued operations, consisted of the following:

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash flows provided by (used in):
Operating activities	$(1,402)	$(9,386)
Investing activities	(418)	(89)
Financing activities	686	6,324
Effect of exchange rate changes on cash	128	(149)
Net change in cash, cash equivalents and restricted cash	$(1,006)	$(3,300)

Cash and Cash Equivalents

As of June 30, 2021, our operating unrestricted cash and cash equivalents decreased by $1.0 million to $7.7 million from $8.7 million as of December 31, 2020. As of June 30, 2021, $3.1 million of operating cash was held in U.S. bank accounts and $4.6 million was held in Canadian bank accounts. Total liquidity (the sum of unrestricted cash and availability under the Revolving Credit Facility) was $20.6 million as of June 30, 2021.

Operating Activities

Cash flows from operating activities result primarily from earnings sources and are affected by changes in operating assets and liabilities, which consist primarily of working capital balances related to our projects. For the six months ended June 30, 2021, cash used in operating activities totaled $1.4 million, a decrease in cash used of $8.0 million compared to the corresponding period in 2020, primarily due to a decrease in accounts receivable of $6.2 million and an increase in accounts payable of $6.8 million.  These changes were partially offset by an increase in cash used for other current assets of $1.0 million and a decrease in accrued and other liabilities and contract liabilities of $3.9 million.

Investing Activities

For the six months ended June 30, 2021, net cash used for investing activities increased $0.3 million compared to the six months ended June 30, 2020, primarily due to an increase in investment in operating equipment primarily related to our water and wastewater projects.

Financing Activities

For the six months ended June 30, 2021, net cash provided by financing activities of $0.7 million was primarily due to cash provided by our borrowings under the Revolving Credit Facility exceeding our repayments from customer cash receipts by $1.7 million, which was partially offset by cash used in connection with our stock-based awards for payments of statutory taxes of $0.5 million and a $0.5 million principal payment we made on the Term Loan.

During the first half of 2020, net cash provided by financing activities of $6.3 million was primarily due to the successful completion of our subscription rights offering in the first quarter of 2020, pursuant to which we received net proceeds of $6.5 million and issued 5,384,615 shares of our common stock.

Effect of Exchange Rate Changes on Cash

For both the six months ended June 30, 2021 and 2020, the effect of Canadian foreign exchange rate changes on our cash balances was not material.

Dividends

We have not declared dividends since the first quarter of 2015 and do not anticipate declaring dividends in the near term. As of June 30, 2021, the terms of the Term Loan and Revolving Credit Facility restricted our ability to pay dividends. In addition, the timing and amounts of any dividends would be subject to determination and approval by our Board of Directors.

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

While we have been adversely affected by the COVID-19 pandemic, we currently cannot predict the ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows, as such impact is dependent on future developments, including the duration and severity of the pandemic and the related length of its impact on the global economy, which remain uncertain and cannot be predicted at this time. In April 2020, the Company experienced a temporary suspension for projects in New York, which required a phased reopening that resulted in the job sites being fully functional by the beginning of June 2020. In addition, there was an increase in COVID-19 cases at Plant Vogtle in July 2020, which resulted in the Company working with customers, clients, and job site leadership to provide more strategic focus and resources towards implementing enhanced safety protocols to fight the spread of the COVID-19 virus. Although, during the third quarter of 2020, the Company was informed of delays for a nuclear project and outage cycle in Louisiana and experienced a slow-down in business development activities and bid opportunities, particularly on the eastern shore of the Lake Huron area in Ontario, Canada, due to COVID-19, these developments did not materially impact our cash and the deployment of our capital resources during 2020. We have seen a decrease in new business development based on restrictions on travel and in-person meetings, and stricter safety guidelines, coupled with decreased spending related to market uncertainty due to COVID-19. Any recovery from the COVID-19 pandemic and related economic impact may also be slowed or reversed by a number of factors, including the continued sporadic outbreaks of COVID-19 cases, the ongoing spread of new COVID-19 variants and the impact of COVID-19 vaccines, including the speed at which they are approved, disseminated and widely adopted and their effectiveness against COVID-19 and its evolving strains. Management will continue to closely monitor conditions using the data available and will draw on the expertise of health officials, including the latest recommendations from the Centers for Disease Control and Prevention and the on-site medical professionals. Our liquidity, as well as our ability to satisfy our working capital requirements, may be adversely affected to some degree by the COVID-19 pandemic. We currently believe that the impact of COVID-19 will not negatively impact our ability to comply with the covenants under our existing credit facilities. However, we cannot provide any assurance that the assumptions used to estimate our liquidity requirements will remain accurate due to the unprecedented nature and the unpredictability of the COVID-19 global pandemic and its potential impact on us and our customer base. As a consequence, our estimates of the duration and severity of the pandemic and its impact on our future earnings and cash flows could change and have a material impact on our results of operations and financial condition. In addition, even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of the pandemic’s global economic impact, including any recession that has occurred or may occur in the future. In the event that we are unable to address potential liquidity shortfalls in the future, management will need to seek additional funding, which may not be available on reasonable terms, if at all.

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

As of June 30, 2021, we had a contingent liability for issued and outstanding standby letters of credit, generally issued to secure performance on customer contracts. As of June 30, 2021, we had $0.4 million of outstanding cash collateralized standby letters of credit pursuant to a prior revolving credit facility with Wells Fargo Bank, National Association, and there were no amounts drawn upon these letters of credit. In addition, as of June 30, 2021, we had outstanding surety bonds of $52.4 million. Our subsidiaries also provide financial guarantees for certain contractual obligations in the ordinary course of business.

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

Item 4.     Controls and Procedures.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, under the supervision of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of that date, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Under the applicable SEC rules, management is required to evaluate any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

While we continue to implement design enhancements to our internal control procedures, there were no changes to our internal control over financial reporting which were identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In addition, as a smaller reporting company and non-accelerated filer, the Company currently is not subject to the auditor attestation requirements under Section 404 of the Sarbanes-Oxley Act. However, for the fiscal year ending December 31, 2022 as a result of our public float as of the last business day of the second quarter of 2021, the Company met the requirements to become an accelerated filer for the fiscal year ending December 31, 2022 and will become subject to the auditor attestation requirements under Section 404 of the Sarbanes-Oxley Act when filing the Annual Report on Form 10-K for the year ending December 31, 2021.

Part II—OTHER INFORMATION

Item 1.	Legal Proceedings.

The information included under “Litigation and Claims” in “Note 10—Commitments and Contingencies” to the unaudited condensed consolidated financial statements in this Form 10-Q is incorporated by reference into this Item.

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
10.1*

Time-Based Restricted Share Unit Agreement (Inducement Grant) dated May 17, 2021, between the Company and Raymond A. Hruby, Jr. (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-256226) filed with the SEC on May 18, 2021 and incorporated herein by reference.

10.2*

Performance-Based Restricted Share Unit Agreement (Inducement Grant), dated May 17, 2021, between the Company and Raymond A. Hruby, Jr. (filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-256226) filed with the SEC on May 18, 2021 and incorporated herein by reference.

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
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.♦

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).♦

*Indicates a management contract or compensatory plan or arrangement.

♦ Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS INDUSTRIAL SERVICES GROUP INC.

Date: August 18, 2021	By:	/s/ Randall R. Lay
Randall R. Lay
Senior Vice President and Chief Financial Officer (Duly authorized officer and principal financial and accounting officer of the registrant)