Form 10-Q
period 2021-09-30
Williams Industrial Services Group Inc.
filed 2021-11-17
CIK 1136294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 5, 2021, there were 25,915,502 shares of common stock of Williams Industrial Services Group Inc. outstanding.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$2,556	$8,716
Restricted cash	468	468
Accounts receivable, net of allowance of $228 and $351, respectively	39,489	27,549
Contract assets	12,811	7,969
Other current assets	11,526	6,457
Total current assets	66,850	51,159

Property, plant and equipment, net	709	309
Goodwill	35,400	35,400
Intangible assets	12,500	12,500
Other long-term assets	5,687	5,712
Total assets	$121,146	$105,080

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,439	$6,210
Accrued compensation and benefits	19,856	15,800
Contract liabilities	2,494	2,529
Short-term borrowings	4,672	352
Current portion of long-term debt	1,050	1,050
Other current liabilities	10,711	7,170
Current liabilities of discontinued operations	188	342
Total current liabilities	47,410	33,453
Long-term debt, net	30,428	30,728
Deferred tax liabilities	2,136	2,440
Other long-term liabilities	1,828	2,098
Long-term liabilities of discontinued operations	4,201	4,466
Total liabilities	86,003	73,185
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.01 par value, 170,000,000 shares authorized and 26,384,670 and 25,926,333 shares issued, respectively, and 25,915,502 and 25,336,442 shares outstanding, respectively	260	256
Paid-in capital	91,670	90,292
Accumulated other comprehensive income (loss)	(36)	28
Accumulated deficit	(56,745)	(58,673)
Treasury stock, at par (469,168 and 589,891 common shares, respectively)	(6)	(8)
Total stockholders’ equity	35,143	31,895
Total liabilities and stockholders’ equity	$121,146	$105,080

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Revenue	$73,351	$66,240	$225,773	$204,936
Cost of revenue	66,590	57,582	203,561	180,014

Gross profit	6,761	8,658	22,212	24,922

Selling and marketing expenses	267	123	709	401
General and administrative expenses	4,248	5,827	16,931	17,413
Depreciation and amortization expense	50	46	137	144
Total operating expenses	4,565	5,996	17,777	17,958

Operating income	2,196	2,662	4,435	6,964

Interest expense, net	1,227	1,541	3,733	4,640
Other (income) expense, net	181	(316)	(1,411)	(937)
Total other expense, net	1,408	1,225	2,322	3,703

Income from continuing operations before income tax	788	1,437	2,113	3,261
Income tax (benefit) expense	(6)	321	256	565
Income from continuing operations	794	1,116	1,857	2,696

Income (loss) from discontinued operations before income tax	(34)	(66)	130	(222)
Income tax (benefit) expense	22	24	59	(56)
Income (loss) from discontinued operations	(56)	(90)	71	(166)

Net income	$738	$1,026	$1,928	$2,530

Basic earnings per common share
Income from continuing operations	$0.03	$0.04	$0.07	$0.12
Income (loss) from discontinued operations	0.00	0.00	0.00	(0.01)
Basic earnings per common share	$0.03	$0.04	$0.07	$0.11

Diluted earnings per common share
Income from continuing operations	$0.03	$0.04	$0.07	$0.11
Income (loss) from discontinued operations	0.00	0.00	0.00	0.00
Diluted earnings per common share	$0.03	$0.04	$0.07	$0.11

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Net income	$738	$1,026	$1,928	$2,530
Foreign currency translation adjustment	(98)	(34)	(64)	(288)
Comprehensive income	$640	$992	$1,864	$2,242

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
	Common Shares			Other
	$0.01 Per Share		Paid-in	Comprehensive	Accumulated	Treasury Shares
(in thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Total
Balance, December 31, 2019	19,794,270	$198	$81,964	$222	$(60,211)	(737,075)	$(9)	$22,164
Issuance of common stock	5,384,615	54	6,478	—	—	—	—	6,532
Issuance of restricted stock units	423,341	—	—	—	—	80,207	1	1
Tax withholding on restricted stock units	—	—	(65)	—	—	(41,445)	—	(65)
Stock-based compensation	—	—	376	—	—	—	—	376
Foreign currency translation	—	—	—	(258)	—	—	—	(258)
Net loss	—	—	—	—	(1,001)	—	—	(1,001)
Balance, March 31, 2020	25,602,226	$252	$88,753	$(36)	$(61,212)	(698,313)	$(8)	$27,749
Issuance of common stock	—	4	(48)	—	—	—	—	(44)
Issuance of restricted stock units	407,315	—	—	—	—	138,221	1	1
Tax withholding on restricted stock units	(93,234)	—	(153)	—	—	(31,570)	(1)	(154)
Stock-based compensation	—	—	650	—	—	—	—	650
Foreign currency translation	—	—	—	4	—	—	—	4
Net income	—	—	—	—	2,505	—	—	2,505
Balance, June 30, 2020	25,916,307	$256	$89,202	$(32)	$(58,707)	(591,662)	$(8)	$30,711
Issuance of restricted stock units	10,026	—	—	—	—	4,788	—	—
Tax withholding on restricted stock units	—	—	(9)	—	—	(3,017)	—	(9)
Share-based compensation	—	—	389	—	—	—	—	389
Foreign currency translation	—	—	—	(34)	—	—	—	(34)
Net income	—	—	—	—	1,026	—	—	1,026
Balance, September 30, 2020	25,926,333	$256	$89,582	$(66)	$(57,681)	(589,891)	$(8)	$32,083

				Accumulated
	Common Shares			Other
	$0.01 Per Share		Paid-in	Comprehensive	Accumulated	Treasury Shares
(in thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Total
Balance, December 31, 2020	25,926,333	$256	$90,292	$28	$(58,673)	(589,891)	$(8)	$31,895
Issuance of restricted stock units	438,836	4	—	—	—	120,723	2	6
Tax withholding on restricted stock units	—	—	(545)	—	—	—	—	(545)
Stock-based compensation	—	—	625	—	—	—	—	625
Foreign currency translation	—	—	—	4	—	—	—	4
Net loss	—	—	—	—	(1,681)	—	—	(1,681)
Balance, March 31, 2021	26,365,169	$260	$90,372	$32	$(60,354)	(469,168)	$(6)	$30,304
Issuance of restricted stock units	19,501	—	—	—	—	—	—	—
Tax withholding on restricted stock units	—	—	40	—	—	—	—	40
Stock-based compensation	—	—	424	—	—	—	—	424
Foreign currency translation	—	—	—	30	—	—	—	30
Net income	—	—	—	—	2,871	—	—	2,871
Balance, June 30, 2021	26,384,670	$260	$90,836	$62	$(57,483)	(469,168)	$(6)	$33,669
Share-based compensation	—	—	834	—	—	—	—	834
Foreign currency translation	—	—	—	(98)	—	—	—	(98)
Net income	—	—	—	—	738	—	—	738
Balance, September 30, 2021	26,384,670	$260	$91,670	$(36)	$(56,745)	(469,168)	$(6)	$35,143

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2021	2020
Operating activities:
Net income	$1,928	$2,530
Adjustments to reconcile net income to net cash used in operating activities:
Net (income) loss from discontinued operations	(71)	166
Deferred income tax provision (benefit)	(304)	55
Depreciation and amortization on plant, property and equipment	137	144
Amortization of deferred financing costs	623	546
Amortization of debt discount	150	—
Gain on disposals of property, plant and equipment	—	(136)
Bad debt expense	(123)	19
Stock-based compensation	2,579	1,703
Changes in operating assets and liabilities, net of businesses sold:
Accounts receivable	(11,896)	(6,530)
Contract assets	(4,824)	(1,553)
Other current assets	(5,113)	(3,684)
Other assets	(214)	1,619
Accounts payable	2,121	(8,914)
Accrued and other liabilities	6,628	7,290
Contract liabilities	(39)	706
Net cash used in operating activities, continuing operations	(8,418)	(6,039)
Net cash used in operating activities, discontinued operations	(348)	(189)
Net cash used in operating activities	(8,766)	(6,228)
Investing activities:
Purchase of property, plant and equipment	(537)	(88)
Net cash used in investing activities	(537)	(88)
Financing activities:
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(501)	(227)
Proceeds from issuance of common stock	—	6,488
Debt issuance costs	—	(325)
Proceeds from short-term borrowings	208,421	172,616
Repayments of short-term borrowings	(204,101)	(175,158)
Repayments of long-term debt	(788)	(350)
Net cash provided by financing activities	3,031	3,044
Effect of exchange rate change on cash	112	(80)
Net change in cash, cash equivalents and restricted cash	(6,160)	(3,352)
Cash, cash equivalents and restricted cash, beginning of period	9,184	7,818
Cash, cash equivalents and restricted cash, end of period	$3,024	$4,466

Supplemental Disclosures:
Cash paid for interest	$2,781	$2,900
Cash paid for income taxes, net of refunds	$1,841	$—
Noncash amendment fee related to revolving credit facility	$—	$150

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Business

Williams Industrial Services Group Inc. (together with its wholly owned subsidiaries, “Williams,” the “Company,” “we,” “us” or “our,” unless the context indicates otherwise) was initially formed in 1998 as GEEG Holdings, LLC, a Delaware limited liability company, and in 2001, changed its name to “Global Power Equipment Group Inc.,” a Delaware corporation and became the successor to GEEG Holdings, LLC. Effective June 29, 2018, the Company changed its name to Williams Industrial Services Group Inc. to better align its name with the Williams business, and the Company’s stock now trades on the NYSE American LLC under the ticker symbol “WLMS.” Williams has been safely helping plant owners and operators enhance asset value for more than 50 years. It provides a broad range of construction, maintenance, and support services to infrastructure customers in energy, power, and industrial end markets. The Company’s mission is to be the preferred provider of construction, maintenance, and specialty services through commitment to superior safety performance, focus on innovation, and dedication to delivering unsurpassed value to its customers.

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

On September 2, 2021, the Company made the decision to relocate its corporate headquarters to Atlanta, Georgia and entered into a ten-year lease agreement. The lease is not presented as a right-of-use asset and lease liability because the commencement date of the lease is not expected to occur until early 2022 after substantial completion of the leasehold improvements as defined in the lease agreement. The lease liability amounts to $3.5 million with a present value of $2.3 million over a ten-year term. If the Company defaults, the landlord has the right to use the security deposit for rent or other payments due to other damages, injury, expense or liability as defined in the lease agreement. Although the security deposit shall be deemed the property of the landlord, any remaining balance of the security deposit shall be returned by the landlord to the Company after termination of the lease as the Company’s obligations under the lease have been fulfilled.

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost (in thousands)	2021	2020	2021	2020
Operating lease cost	$619	$850	$1,711	$2,950
Short-term lease cost	1,051	505	2,484	1,972
Sublease income	(5)	—	(5)	—
Total lease cost	$1,665	$1,355	$4,190	$4,922

Lease cost related to finance leases was not significant for the three and nine months ended September 30, 2021 and 2020.

Information related to the Company’s right-of-use assets and lease liabilities was as follows:

Lease Assets/Liabilities (in thousands)	Balance Sheet Classification	September 30, 2021	December 31, 2020
Lease Assets
Right-of-use assets	Other long-term assets	$1,583	$2,029

Lease Liabilities
Short-term lease liabilities	Other current liabilities	$1,603	$1,362
Long-term lease liabilities	Other long-term liabilities	673	1,011
Total lease liabilities		$2,276	$2,373

Supplemental information related to the Company’s leases was as follows:

	Nine Months Ended September 30,
(dollars in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used by operating leases	$1,810	$3,388
Right-of-use assets obtained in exchange for new operating lease liabilities	1,549	2,226
Weighted-average remaining lease term - operating leases	1.47 years	1.71 years
Weighted-average remaining lease term - finance leases	2.48 years	3.48 years
Weighted-average discount rate - operating leases	9%	9%
Weighted-average discount rate - finance leases	9%	9%

Total remaining lease payments under the Company’s operating and finance leases were as follows:

	Operating Leases	Finance Leases

Nine Months Ended September 30,	(in thousands)
Remainder of 2021	$582	$2
2022	1,372	6
2023	360	6
2024	103	1
2025	3	—
Total lease payments	$2,420	$15
Less: interest	(159)	—
Present value of lease liabilities	$2,261	$15

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

After an arbitration process, on May 12, 2021, an arbitrator concluded that the IBEW used an incorrect per hour contribution rate in calculating the Company’s pension withdrawal liability, which resulted in the Company overpaying. The arbitrator directed IBEW to refund all overpayments, with interest, to the Company and to redetermine the Company’s payments going forward using the proper contribution rate. Accordingly, the Company’s overall pension withdrawal liability decreased by approximately $0.2 million. The pension liability is expected to be satisfied by annual cash payments of $0.3 million each, paid in quarterly installments, through 2038. The Company recorded a gain on disposal of approximately $0.2 million in the nine months ended September 30, 2021 to reduce its previously recorded estimated withdrawal liability to the new amount.

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

As of September 30, 2021 and December 31, 2020, the Company did not have any assets related to its Electrical Solutions’ and Mechanical Solutions’ discontinued operations. The following table presents a reconciliation of the carrying amounts of major classes of liabilities of Electrical Solutions’ and Mechanical Solutions’ discontinued operations:

(in thousands)	September 30, 2021	December 31, 2020
Liabilities:
Current liabilities of discontinued operations	$188	$342
Liability for pension obligation	2,347	2,670
Liability for uncertain tax positions	1,854	1,796
Long-term liabilities of discontinued operations	4,201	4,466
Total liabilities of discontinued operations	$4,389	$4,808

The following table presents a reconciliation of the major classes of line items constituting the net income (loss) from discontinued operations. In accordance with GAAP, the amounts in the table below do not include an allocation of corporate overhead.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
General and administrative expenses	$5	$14	$39	$20
Loss (gain) on disposal - Electrical Solutions	(17)	—	(245)	45
Interest expense	46	52	76	157
Income (loss) from discontinued operations before income tax	(34)	(66)	130	(222)
Income tax expense (benefit)	22	24	59	(56)
Income (loss) from discontinued operations	$(56)	$(90)	$71	$(166)

NOTE 5—REVENUE

Disaggregation of Revenue

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

Disaggregated revenue by type of contract was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Cost-plus reimbursement contracts	$63,363	$57,123	$201,027	$182,689
Fixed-price contracts	9,988	9,117	24,746	22,247
Total	$73,351	$66,240	$225,773	$204,936

Disaggregated revenue by the geographic area where the work was performed was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
United States	$64,379	$57,984	$197,287	$178,447
Canada	8,972	8,256	28,486	26,489
Total	$73,351	$66,240	$225,773	$204,936

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

The following table provides information about contract assets and contract liabilities from contracts with customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Costs incurred on uncompleted contracts	$66,590	$57,582	$203,561	$180,014
Earnings recognized on uncompleted contracts	6,761	8,658	22,212	24,922
Total	73,351	66,240	225,773	204,936
Less—billings to date	(63,034)	(60,850)	(215,456)	(199,546)
Net	$10,317	$5,390	$10,317	$5,390
Contract assets	$12,811	$8,795	$12,811	$8,795
Contract liabilities	(2,494)	(3,405)	(2,494)	(3,405)
Net	$10,317	$5,390	$10,317	$5,390

For the three and nine months ended September 30, 2021, the Company recognized revenue of approximately $1.1 million and $2.2 million, respectively, on approximately $2.5 million that was included in the corresponding contract liability balance on December 31, 2020.

Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of September 30, 2021:

(in thousands)	Remainder of 2021	2022	2023	Thereafter	Total
Remaining performance obligations	$73,416	$133,826	$95,098	$370,166	$672,506

NOTE 6—EARNINGS PER SHARE

As of September 30, 2021, the Company’s 25,915,502 shares outstanding included 215,956 shares of contingently issued but unvested restricted stock. As of September 30, 2020, the Company’s 25,336,442 shares outstanding included 550,857 shares of contingently issued but unvested restricted stock. Restricted stock is excluded from the calculation of basic weighted average shares outstanding, but its impact, if dilutive, is included in the calculation of diluted weighted average shares outstanding.

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

Basic and diluted earnings per common share from continuing operations were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2021	2020	2021	2020
Income from continuing operations	$794	$1,116	$1,857	$2,696

Basic earnings per common share:
Weighted average common shares outstanding	25,699,545	24,689,337	25,306,130	23,304,059

Basic earnings per common share	$0.03	$0.04	$0.07	$0.12

Diluted earnings per common share:
Weighted average common shares outstanding	25,699,545	24,689,337	25,306,130	23,304,059

Dilutive effect:
Unvested portion of restricted stock units and awards	807,030	494,969	791,570	532,739
Weighted average diluted common shares outstanding	26,506,575	25,184,306	26,097,700	23,836,798

Diluted earnings per common share	$0.03	$0.04	$0.07	$0.11

The weighted average number of shares outstanding used in the computation of basic and diluted earnings per common share does not include the effect of the following potential outstanding common stock. The effects of the potentially outstanding service-based restricted stock and restricted stock unit awards were not included in the calculation of diluted earnings per common share because the effect would have been anti-dilutive. The effects of the potentially outstanding performance- and market-based restricted stock unit awards were not included in the calculation of diluted earnings per common share because the performance and/or market conditions had not been satisfied as of September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Unvested service-based restricted stock and restricted stock unit awards	16,666	391,601	—	262,705
Unvested performance- and market-based restricted stock unit awards	833,111	1,585,703	833,111	1,585,703

NOTE 7—INCOME TAXES

The effective income tax expense rate for continuing operations for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Income tax (benefit) expenses	($6)	$321	$256	$565
Effective income tax rate for continuing operations	-0.8%	22.3%	12.1%	17.3%

The effective income tax rate differs from the statutory federal income tax rate of 21% primarily because of the partial valuation allowances recorded on the Company’s deferred tax assets and the Canadian income tax provision.

For the three months ended September 30, 2021, the Company recorded income tax benefit from continuing operations of $0.01 million, or (0.8)% of pretax income from continuing operations, compared with income tax expense from continuing operations of $0.3 million, or 22.3% of pretax income from continuing operations, in the corresponding period of 2020. For the nine months ended September 30, 2021, the Company recorded income tax expense from continuing operations of $0.3 million, or 12.1% of pretax income from continuing operations, compared with income tax expense from continuing operations of $0.6 million, or 17.3% of pretax income from continuing operations, in the corresponding period of 2020.

The decrease in income tax provision from continuing operations for the three months ended September 30, 2021, compared with the corresponding period in 2020 was primarily the result of the $0.3 million increase in U.S. deferred tax assets net of a partial valuation allowance, and the $0.05 million decrease in the income tax provision as a result of the year-over-year fluctuation in Canadian pre-tax book income. The $0.3 million U.S. deferred tax asset increase is attributable to the increase in indefinite lived assets, both the net operating loss and the Section 163(j) interest addback. The increase was primarily driven by a $0.8 million favorable tax adjustment related to the Koontz-Wagner bankruptcy estate distribution in the third quarter of 2021, and a $0.6 million favorable tax adjustment as the Company is expecting to pay off half of the payroll tax deferred, under the CARES Act (as defined below), by the end of December 31, 2021.

The Company’s net deferred balance was primarily composed of indefinite lived deferred tax liabilities attributable to goodwill and trade names, and indefinite lived deferred tax assets related to the post 2017 net operating losses and the Section 163(j) interest addback. A full valuation allowance was applied to most of the remaining deferred balances. The indefinite lived deferred tax assets enabled the release of the valuation allowance to the extent that it can offset the indefinite lived deferred tax liabilities. Because all indefinite lived deferred tax liabilities are part of continued operations, and the release of valuation allowance is attributable to the future taxable income related to these deferred tax liabilities, the entire valuation allowance released was recorded in continuing operations according to ASC 740-20-45-3. As a result, the favorable tax adjustment related to the Koontz-Wagner bankruptcy estate distribution (arising from the discontinued operation), has been reported as continuing operations. As of September 30, 2021, the Company had $2.1 million net deferred tax liabilities, mainly composed of $12.3 million indefinite lived deferred tax liabilities attributable to goodwill and trade names, partially offset by $6.9 million indefinite lived deferred tax assets attributable to post 2017 net operating losses and $3.1 million indefinite lived deferred tax assets attributable to Section 163(j) interest addback.

The decrease in income tax provision from continuing operations for the nine months ended September 30, 2021 compared with the corresponding period in 2020 was primarily the result of a $0.4 million increase in the U.S. deferred tax assets net of partial valuation allowance, as the Company’s indefinite lived intangible assets have been fully amortized for tax purposes as of year-end 2020, partially offset by a $0.1 million increase in the Canadian tax provision.

As of September 30, 2021 and 2020, the Company would have needed to generate approximately $270.4 million and $268.5 million, respectively, of future taxable income in order to realize its deferred tax assets.

The Company’s foreign subsidiaries may generate earnings that are not subject to U.S. income taxes so long as they are permanently reinvested in its operations outside of the U.S. pursuant to ASC 740-30. Undistributed earnings of foreign subsidiaries that are no longer permanently reinvested would become subject to deferred income taxes.

As of September 30, 2021, the Company’s Canadian subsidiary had approximately $8.3 million in Canadian currency in undistributed earnings. The Company’s management asserts that all of the undistributed earnings will be reinvested in the Canadian subsidiary based on the following facts presented at the time of preparing the financial statements: (1) the Company’s domestic operations are not in need of working capital from the foreign subsidiary, and any temporary intercompany payable with the Canadian subsidiary will be repaid within one year from the end of the corporation’s tax year in which the indebtedness arises; (2) the Canadian subsidiary has not declared dividends since its inception in 2018, and management is not expecting the Canadian subsidiary to declare dividends in the foreseeable future; and (3) the Company’s management has developed a strategic growth initiative to pursue nuclear plant maintenance, modifications, and construction in Canada for the long-term. Therefore, the accrual of deferred tax liability with respect to the Company’s outside basis difference in its investment in Canada is not needed pursuant to the APB 23 exception.

As of September 30, 2021 and 2020, the Company provided for a total liability of $3.0 million and $2.8 million, respectively, of which $1.9 million for the period ended September 30, 2021, compared to $1.7 million for the corresponding period in 2020, related to discontinued operations, for unrecognized tax benefits related to various federal, foreign and state income tax matters, which were included in long-term liabilities of discontinued operations and other long-term liabilities. If recognized, the entire amount of the liability would affect the effective tax rate. As of September 30, 2021, the Company accrued approximately $1.4 million, of which $0.8 million related to discontinued operations, in both other long-term liabilities of discontinued operations and other long-term liabilities for potential payment of interest and penalties related to uncertain income tax positions.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. The Company has incorporated the impact of the CARES Act to the tax provision. In addition, the Company deferred payments of federal employer payroll taxes of approximately $4.9 million (recorded within accrued compensation and benefits on the consolidated balance sheet), as permitted by the CARES Act. The first half of the deferred amounts will be paid by December 2021, and the second half by December 2022.

NOTE 8—DEBT

As of September 30, 2021, the Company was in compliance with all debt covenants. Due to the continued volatility caused by the COVID-19 pandemic, the Company cannot provide any assurance that the assumptions used to estimate its liquidity requirements will remain accurate. As a consequence, the Company’s estimates of the effects of the pandemic and their impact on the Company’s future earnings and cash flows could change and have a material impact on its results of operations and financial condition, including negatively affecting the Company’s ability to remain in compliance with its debt covenants.

The following table provides information about the Company’s debt, net of unamortized deferred financing costs:

(in thousands)	September 30, 2021	December 31, 2020
Revolving credit facility	$4,672	$352
Term loan, current portion of long-term debt	1,050	1,050
Current debt	$5,722	$1,402

Term loan, noncurrent portion of long-term debt	$33,163	$33,950
Unamortized debt discount from refinancing to new loan	(841)	(991)
Unamortized deferred financing costs	(1,894)	(2,231)
Long-term debt, net	$30,428	$30,728

Total debt, net	$36,150	$32,130

Debt Refinancing

On December 16, 2020 (the “Closing Date”), the Company and certain of its subsidiaries refinanced and replaced its revolving credit facility with MidCap Financial Trust (the “Prior ABL”) and its four-year $35.0 million term loan facility with Centre Lane Partners, LLC and entered into (i) the Term Loan Agreement (as defined below), which provided for senior secured term loan facilities in an aggregate principal amount of up to $50.0 million (collectively, the “Term Loan”), consisting of a $35.0 million closing date term loan facility (the “Closing Date Term Loan”) and up to $15.0 million of borrowings under a delayed draw facility (the “Delayed Draw Term Loan Facility”) with EICF Agent LLC, as agent, and CION Investment Corporation,  as a lender and a co-lead arranger, and the other lenders party thereto; and (ii) a senior secured asset-based revolving line of credit of up to $30.0 million (the “Revolving Credit Facility”) with PNC Bank, National Association (“PNC”). As of September 30, 2021, the Company had $4.7 million outstanding under the Revolving Credit Facility and $34.2 million outstanding (including both the noncurrent and current portion of the Term Loan) under the Term Loan. The Term Loan Agreement provides for an interest rate of 9.0% (or 8.5% if the Total Leverage Ratio (as defined in the Term Loan Agreement) is less than 2.50:1) plus the London Interbank Offered Rate (“LIBOR”) (with a minimum rate of 1.0%) per year.

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

Events of default under the Revolving Credit Agreement include, but are not limited to, a breach of certain covenants or any representations or warranties, failure to timely pay any amounts due and owing, the commencement of any bankruptcy or other insolvency proceeding, judgments in excess of certain acceptable amounts, the occurrence of a change in control, certain events related to ERISA matters, impairment of security interests in collateral or invalidity of guarantees or security documents, or a default or event of default under the Term Loan Agreement or the Intercreditor Agreement, in each case, with customary exceptions, limitations, grace periods and qualifications. If an event of default occurs, the revolving lenders may, among other things, declare all Obligations outstanding under the Revolving Credit Facility to be immediately due and payable, together with accrued interest and fees, and exercise remedies under the collateral documents relating to the Revolving Credit Agreement.

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

The Revolving Credit Facility provides for a letter of credit sublimit in an amount up to $2.0 million. As of September 30, 2021, the Company had $0.5 million letters of credit outstanding under this sublimit and $0.4 million cash collateralized standby letters of credit outstanding pursuant to its prior revolving credit facility with Wells Fargo Bank, National Association. There were no amounts drawn upon these letters of credit as of September 30, 2021.

In addition, as of September 30, 2021 and December 31, 2020, the Company had outstanding payment and performance surety bonds of $67.1 million and $31.0 million, respectively.

Deferred Financing Costs

Deferred financing costs are amortized over the terms of the related debt facilities using the straight-line method. The following table summarizes the amortization of deferred financing costs related to the Company's debt facilities and recognized in interest expense on the unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Term loan	$112	$110	$337	$330
Revolving credit facility	96	72	286	217
Total	$208	$182	$623	$547

The following table summarizes unamortized deferred financing costs included on the Company's unaudited condensed consolidated balance sheets:

(in thousands)	Location	September 30, 2021	December 31, 2020
Term loan	Long-term debt, net	$1,894	$2,231
Revolving credit facility	Other long-term assets	1,604	1,890
Total		$3,498	$4,121

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

The Company’s financial instruments as of September 30, 2021 and December 31, 2020 consisted primarily of cash and cash equivalents, restricted cash, receivables, payables, and debt instruments. The carrying values of these financial instruments approximate their respective fair values, as they are either short-term in nature or carry interest rates that are periodically adjusted to market rates.

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

Insurance

The Company maintains insurance coverage for most insurable aspects of its business and operations. The Company’s insurance programs, including, but not limited to, health, general liability, and workers’ compensation, have varying coverage limits depending upon the type of insurance. For the three and nine months ended September 30, 2021, insurance expense, including insurance premiums related to the excess claim coverage and claims incurred for continuing operations, was $0.3 million and  $1.5 million, respectively.

The Company’s consolidated balance sheets include amounts representing its probable estimated liability related to insurance-related claims that are known and have been asserted against the Company, and for insurance-related claims that are believed to have been incurred but had not yet been reported as of September 30, 2021. As of September 30, 2021, the Company provided $0.4 million cash collateralized in letters of credit and $0.6 million of non-depleting cash collateral as security for possible general liability and workers’ compensation claims.

Executive Severance

On September 30, 2021, the Company had outstanding severance arrangements with officers and senior management. The Company’s maximum commitment under all such arrangements, which would apply if the employees covered by these arrangements were each terminated without cause, was $2.8 million on September 30, 2021.

NOTE 11—STOCK-BASED COMPENSATION PLANS

During the first nine months of 2021, the Company granted 164,388 service-based restricted stock awards under the 2015 Equity Incentive Plan, as amended and restated on May 12, 2020 (the “2015 Plan”), at a grant date fair value of $3.29 per share, to its non-employee directors, which vest in full on February 4, 2022.

During the first nine months of 2021, the Company granted 307,616 service-based restricted stock units under the 2021 long-term incentive (“LTI”) program and the 2015 Plan at a grant date fair value of $3.48 per share. These service-based restricted stock units could be paid in cash or shares at the election of the Compensation Committee of the Board of Directors and shall vest in full on March 31, 2024.

During the first nine months of 2021, the Company also granted performance-based awards under the 2021 LTI program and the 2015 Plan with an aggregate cash value of approximately $2.2 million, which could be paid in cash or shares at the election of the Compensation Committee of the Board of Directors. The 2021 performance-based awards have three annual performance periods (fiscal years 2021, 2022 and 2023), with operating income and free cash flow goals (equally weighted) for each year, and threshold performance resulting in awards earned at 50% of the target opportunity and maximum performance resulting in awards earned at 200% of the target. The annual achievement levels are averaged over the three-year performance period and the earned amounts, if any, vest on March 31, 2024. The Company includes these cash-based awards in other current liabilities on the consolidated balance sheet, effective as of April 2021.

In addition, during the first nine months of 2021, the Company granted service-based restricted stock units and performance-based restricted stock units to two employees. On May 17, 2021, the Company granted 37,500 service-based restricted stock units and performance-based restricted stock units covering a target number of 37,500, and a maximum number of 75,000, shares of common stock, as an inducement award outside of the 2015 Plan at a grant date fair value of $5.00 per share. The service-based restricted stock units vest in full on May 17, 2022 and the earned amounts of the performance-based restricted stock units, if any, vest on March 31, 2024. The performance-based awards have three annual performance periods (fiscal years 2021, 2022 and 2023), with operating income and free cash flow goals (equally weighted) for each year, and threshold performance resulting in awards earned at 50% of the target opportunity and maximum performance resulting in awards earned at 200% of the target. On June 15, 2021, the Company granted 41,666 service-based restricted stock units and performance-based restricted stock units covering a target number of 33,334, and a maximum number of 66,668, shares of common stock under the 2015 Plan at a grant date fair value of $6.27 per share. These awards may be paid in cash or shares at the election of the Compensation Committee of the Board of Directors. The service-based restricted stock units vested with respect to 25,000 shares of common stock on the date of grant (June 15, 2021), while 8,333 will vest on March 31, 2022 and 8,333 will vest on March 31, 2023. The earned amounts of the performance-based restricted stock units, if any, will vest on March 31, 2023 and have two annual performance periods (fiscal years 2021 and 2022), with operating income and free cash flow goals (equally weighted) for each year, and threshold performance resulting in awards earned at 50% of the target opportunity and maximum performance resulting in awards earned at 200% of the target. The initial expense for the 25,000 units that vested at the grant date of June 15, 2021 was $0.2 million.

During the first nine months of 2020, the Company granted 580,312 service-based restricted stock units and 1,178,213 performance-based restricted stock units under the 2020 LTI program and the 2015 Plan, at a grant date fair value of $1.22 per share, which could be paid in cash or shares at the election of the Compensation Committee of the Board of Directors. The service-based restricted stock units vest in equal annual installments over a period of three years. The 2020 performance-based awards have three annual performance periods (fiscal years 2020, 2021 and 2022), with operating income and free cash flow goals (equally weighted) for each year, and threshold performance resulting in awards earned at 50% of the target opportunity and maximum performance resulting in awards earned at 200% of the target. The annual achievement levels are averaged over the three-year performance period and the earned amounts, if any, vest on March 31, 2023. The three-year average payout level for each performance objective replaces the actual payout level for any fiscal year where the actual payout is less than the three-year average.

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

During the first nine months of 2021, the Compensation Committee of the Board of Directors approved modifying the 2020 performance-based awards granted in 2020. This modification resulted in the adjustment of the 2021 and 2022 performance goals; in addition, the three-year average payout level for each performance objective will replace the actual payout level for any fiscal year (including, without limitation, 2020) where the actual payout is less than the three-year average. As of September 30, 2021, the payout would be 549,181 at threshold, 1,098,362 at target, and 2,196,724 at maximum. The grant price was adjusted from $1.22 per share to $3.49 share per the modification date of March 5, 2021.

During the first nine months of 2021, the Compensation Committee approved modifying the 2019 performance-based restricted stock unit awards.  The performance goal for 2020 was year-end backlog performance expressed in margin dollars. Because of

COVID-19, the Company’s ability to book backlog in the normal course was impaired during 2020, particularly in Florida, New York, and Canada and with respect to new customers. As a result, the Compensation Committee authorized an adjustment to the 2020 performance results to add $51.9 million of orders to December 31, 2020 backlog that were booked in early 2021 but delayed due to the impact of the COVID-19 pandemic, which resulted in a payout of 156,014 shares under the 2015 Plan.

While the majority of  restricted stock units and awards were granted as equity, in accordance with ASC 718, the Company has two cash-based plans that are classified as a liability. Stock-based compensation expense for the three months ended September 30, 2021 and 2020 was $1.1 million and $0.6 million, respectively, and for the nine months ended September 30, 2021 and 2020 was $2.6 million and $1.7 million, respectively, and was included in general and administrative expenses on the Company’s unaudited condensed consolidated statements of operations.

NOTE 12—OTHER SUPPLEMENTARY INFORMATION

The following table summarizes other current assets included on the Company's unaudited condensed consolidated balance sheets:

(in thousands)	September 30, 2021	December 31, 2020
Sales tax receivable - Canada	$4,245	$2,097
Unamortized commercial insurance premiums	3,321	1,903
Prepaid expenses	1,354	432
Letters of credit	883	474
Cash collateral on commercial insurance claims	595	585
Surety bond	500	45
Workers' compensation refund	-	265
Prepaid health insurance premiums	-	207
Other short-term assets	628	449
Total	$11,526	$6,457

The following table summarizes other current liabilities included on the Company's unaudited condensed consolidated balance sheets:

(in thousands)	September 30, 2021	December 31, 2020
Sales tax payable - Canada	$4,601	$2,372
Accrued job costs	2,985	1,081
Short-term lease liability	1,603	1,362
Accrued stock compensation - liability	1,082	387
Accrued workers' compensation and general liabilities	304	506
Other accrued expenses	136	1,462
Total	$10,711	$7,170

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q and its exhibits contain or incorporate by reference various forward-looking statements that express a belief, expectation or intention or are otherwise not statements of historical fact. Forward-looking statements generally use forward-looking words, such as “may,” “will,” “could,” “should,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast” and other words that convey the uncertainty of future events or outcomes. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. Investors should not place undue reliance on any of these forward-looking statements. Except as required by law, we undertake no obligation to further update any such statements, or the risk factors described in our 2020 Report under the heading “Part I—Item 1A. Risk Factors,” to reflect new information, the occurrence of future events or circumstances or otherwise. The forward-looking statements in this Form 10-Q do not constitute guarantees or promises of future performance. Forward-looking statements may include information concerning the following, among other items:

●	our level of indebtedness;
●	our ability to make interest and principal payments on our debt and satisfy the financial and other covenants contained in our debt facilities, as well as our ability to engage in certain transactions and activities due to limitations and covenants contained in such facilities;
●	our ability to generate sufficient cash resources to continue funding operations, including investments in working capital required to support growth-related commitments that we make to our customers, and the possibility that we may be unable to obtain any additional funding as needed or incur losses from operations in the future;
●	exposure to market risks from changes in interest rates, including changes to or replacement of the LIBOR;
●	failure to maintain effective internal control over financial reporting and disclosure controls and procedures in the future;
●	our ability to attract and retain qualified personnel, skilled workers, and key officers, including the potential impact of the federal COVID-19 vaccination mandate, or any mandates imposed by our customers, on our ability to recruit and retain employees;
●	failure to successfully implement or realize our business strategies, plans and objectives of management, and liquidity, operating and growth initiatives and opportunities, including our expansion into international markets and our ability to identify potential candidates for, and consummate, acquisition, disposition, or investment transactions;
●	the loss of one or more of our significant customers;
●	our competitive position;
●	market outlook and trends in our industry, including the possibility of reduced investment in, or increased regulation of, nuclear power plants and declines in public infrastructure construction and reductions in government funding, including funding by state and local agencies;
●	the failure of the U.S. Congress to pass infrastructure-related legislation benefiting our end markets;
●	costs exceeding estimates we use to set fixed-price contracts;
●	harm to our reputation or profitability due to, among other things, internal operational issues, poor subcontractor performances or subcontractor insolvency;
●	potential insolvency or financial distress of third parties, including our customers and suppliers;
●	our contract backlog and related amounts to be recognized as revenue;
●	our ability to maintain our safety record, the risks of potential liability and adequacy of insurance;
●	adverse changes in our relationships with suppliers, vendors, and subcontractors, including increases in cost, disruption of supply or shortage of labor, freight, equipment or supplies, including as a result of the COVID-19 pandemic;
●	compliance with environmental, health, safety and other related laws and regulations, including those related to climate change;
●	limitations or modifications to indemnification regulations of the U.S. or Canada;
●	our expected financial condition, future cash flows, results of operations and future capital and other expenditures;
●	the impact of general economic conditions, including inflation, the current economic disruption and any recession resulting from the COVID-19 pandemic;
●	the impact of the COVID-19 pandemic on our business, results of operations, financial condition, and cash flows, including global supply chain disruptions and the potential for additional COVID-19 cases to occur at our active or future job sites, as previously occurred at our Plant Vogtle site in Georgia, which potentially could impact cost and labor availability;

●	information technology vulnerabilities and cyberattacks on our networks;
●	our failure to comply with applicable laws and regulations, including, but not limited to, those relating to privacy and anti-bribery;
●	our participation in multiemployer pension plans;
●	the impact of any disruptions resulting from the expiration of collective bargaining agreements;
●	the impact of natural disasters and other severe catastrophic events (such as the ongoing COVID-19 pandemic);
●	the impact of changes in tax regulations and laws, including future income tax payments and utilization of net operating loss and foreign tax credit carryforwards;
●	volatility of the market price for our common stock;
●	our ability to maintain our stock exchange listing;
●	the effects of anti-takeover provisions in our organizational documents and Delaware law;
●	the impact of future offerings or sales of our common stock on the market price of such stock;
●	expected outcomes of legal or regulatory proceedings and their anticipated effects on our results of operations; and
●	any other statements regarding future growth, future cash needs, future operations, business plans and future financial results.

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

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. Investors should consider the areas of risk and uncertainty described above, as well as those discussed in the 2020 Report under the heading “Part I—Item 1A. Risk Factors” and in this Form 10-Q under the heading “Part II—Item 1A. Risk Factors.” Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and we caution investors not to rely upon them unduly.

The following discussion provides an analysis of the results of continuing operations, an overview of our liquidity and capital resources and other items related to our business. Unless otherwise specified, the financial information and discussion in this Form 10-Q are as of and for the three and nine months ended September 30, 2021 and are based on our continuing operations; they exclude any results of our discontinued operations. Please refer to “Note 4—Changes in Business” to the unaudited condensed consolidated financial statements included in this Form 10-Q for additional information on our discontinued operations.

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

The following tables summarize our backlog:

(in thousands)	September 30, 2021	December 31, 2020
Cost plus	$604,323	$430,694
Lump sum	68,183	13,156
Total	$672,506	$443,850

(in thousands)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Backlog - beginning of period	$664,357	$443,850
New awards	76,774	376,228
Adjustments and cancellations, net	4,726	78,201
Revenue recognized	(73,351)	(225,773)
Backlog - end of period	$672,506	$672,506

Total backlog as of September 30, 2021 was $672.5 million, compared with $443.9 million on December 31, 2020, an increase of $228.7 million, which was primarily driven by our decommissioning work, which accounted for $224.6 million of the increase. Our fossil and wastewater markets also contributed to a $28.3 million increase in backlog. These increases were partially offset by a reduction in our nuclear market backlog of $29.4 million. We estimate that approximately $207.4 million, or 30.8% of total backlog on September 30, 2021, will be converted to revenue within the next twelve months and $73.4 million, or 10.9% of total backlog, will be converted to revenue within the remainder of the fiscal year. As of December 31, 2020, we estimated that approximately $165.3 million, or 37.2% of total backlog, would convert to revenue in 2021.

Results of Operations

The Company continues to monitor several factors that may cause actual results of operations and financial results to differ from our historical results or current expectations. These factors include: inflationary pressures, the political environment, work delays on projects and supplies, labor shortages and rising labor costs, new laws, regulations and guidelines, new project requirements, and the impact of the COVID-19 pandemic, including the consequences of governmental and other measures designed to prevent the spread of the virus, including the potential impact of applicable vaccine mandates on our labor supply and future results of operations, as well as any impact of such mandates on our customers, the continued sporadic outbreaks of COVID-19 cases and the ongoing spread of the new COVID-19 variants, the impact of COVID-19 vaccines, including the speed at which they, or related “boosters,” are approved, disseminated and widely adopted, and their effectiveness against COVID-19 and its evolving strains, and the ultimate duration and scope of the pandemic. These and other factors could affect the Company’s operational results and cause them to not be comparable to those of the same period in previous years. For instance, the effects of the COVID-19 pandemic led the Company to implement enhanced safety standards and processes on a project in Georgia that experienced COVID-19 cases on site and caused work delays on projects in New York due to specific state, local, municipal and customer mandated stay-at-home orders and new project requirements that were established to protect workers and the general public. Additionally, during the third quarter of 2020, we experienced a delay in a nuclear project and an outage cycle in Louisiana and have experienced a slow-down in business development activities and bid opportunities, particularly on the eastern shore of the Lake Huron area in Ontario, Canada due to COVID-19. Although the majority of stay-at-home orders were phased-out by the end of the second quarter of 2020, we are still experiencing impacts associated with the COVID-19 project specific protocols. While the Company has not yet experienced a material negative impact on its operational results, these project specific requirements are expected to remain in place for the foreseeable future, which will continue to impact project schedules and workflow going forward.

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

The following summary and discussion of our results of operations is based on our continuing operations and excludes any results of our discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Revenue	$73,351	$66,240	$225,773	$204,936
Cost of revenue	66,590	57,582	203,561	180,014
Gross profit	6,761	8,658	22,212	24,922

Selling and marketing expenses	267	123	709	401
General and administrative expenses	4,248	5,827	16,931	17,413
Depreciation and amortization expense	50	46	137	144
Total operating expenses	4,565	5,996	17,777	17,958

Operating income	2,196	2,662	4,435	6,964

Interest expense, net	1,227	1,541	3,733	4,640
Other expense (income), net	181	(316)	(1,411)	(937)
Income from continuing operations before income tax	788	1,437	2,113	3,261
Income tax expense	(6)	321	256	565
Income from continuing operations	$794	$1,116	$1,857	$2,696

Revenue for the three months ended September 30, 2021 increased $7.1 million, or 10.7%, compared with the corresponding period in 2020. The increase was driven primarily by our growth in the decommissioning market of $8.6 million. In addition, our volume increased in the fossil fuel markets by $3.7 million. These increases were partially offset by reduced volume in the nuclear and industrial markets of $2.5 million and $2.6 million, respectively.

Revenue for the nine months ended September 30, 2021 increased $20.8 million, or 10.2%, compared with the corresponding period in 2020. The increase was primarily driven by our growth in the decommissioning market of $19.1 million, and the timing of a planned utility outage related to our long-term maintenance and modification contract of $18.3 million. In addition, our volume increased in the fossil fuel market by $10.8 million. These increases were partially offset by reduced volume in the nuclear market of $27.4 million.

Gross profit for the three months ended September 30, 2021 decreased $1.9 million, or 21.9%, compared with the corresponding period in 2020. The decrease was primarily driven by cost overruns on uncompleted fixed price projects in the industrial markets we serve in Florida. We also incurred start-up costs associated with our expansion in the northeast transportation and distribution of natural gas during the three months ended September 31, 2021. The decrease was partially offset by growth in the decommissioning market accounting for a greater portion of revenue compared to the corresponding period in 2020. Our decommissioning projects have a lower gross margin profile compared to other services we provide.

Gross profit for the nine months ended September 30, 2021 decreased $2.7 million, or 10.9%, compared with the corresponding period in 2020. The decrease was primarily driven by cost overruns on uncompleted fixed price projects in the industrial markets we serve in Florida. The decrease was partially offset by growth in the decommissioning market and the timing of a planned utility outage related to our long-term maintenance and modification contract, each of which has a lower gross margin profile compared to other services we perform and accounted for a greater portion of revenue compared to the corresponding period in 2020.

Operating income for the three months ended September 30, 2021 decreased $0.5 million compared with the corresponding period in 2020, due primarily to the decrease in gross profit of $1.9 million. This was partially offset by a decrease of $1.4 million in operating expenses, driven by lower general and administrative costs.

Operating income for the nine months ended September 30, 2021 decreased $2.5 million compared with the corresponding period in 2020, due primarily to the decrease in gross profit of $2.7 million. This was partially offset by a decrease of $0.2 million in operating expenses, driven by lower general and administrative costs.

General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Employee-related expenses	$1,946	$3,111	$8,916	$8,835
Stock-based compensation expense	1,119	614	2,579	1,702
Professional fees	(10)	843	1,876	3,088
Other expenses	1,193	1,259	3,560	3,788
Total	$4,248	$5,827	$16,931	$17,413

Total general and administrative expenses for the three months ended September 30, 2021 decreased by $1.6 million, or 27.1%, compared with the corresponding period in 2020.  Employee related costs decreased by $1.2 million due to cost reductions in a short term incentive program, which was partially offset by growth in headcount. Professional fees decreased by $0.9 million resulting from a claim recovery on previously incurred expenses. These decreases were partially offset by an increase in stock-based compensation expense of $0.5 million, driven by additional restricted stock units granted in 2021.

Total general and administrative expenses for the nine months ended September 30, 2021 decreased by $0.5 million, or 2.8%, compared with the corresponding period in 2020.  The decrease was primarily driven by decreases of $1.2 million and $0.2 million, respectively, in professional fees and other expenses resulting from a claim recovery on previously incurred expenses and cost reduction initiatives. These decreases were partially offset by increases of $0.1 million in employee related costs and $0.9 million in stock-based compensation expenses due to accelerated vesting of a restricted stock award and a new grant of restricted stock units.

Total Other (Income) Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Interest expense, net	$1,227	$1,541	$3,733	$4,640
Other (income) expense, net	181	(316)	(1,411)	(937)
Total	$1,408	$1,225	$2,322	$3,703

Total other expense, net, for the three months ended September 30, 2021 increased $0.2 million, or 14.9%, compared with the corresponding period in 2020. The increase was primarily due to the recognition of a $0.4 million impairment charge related to a sublease, partially offset by $0.2 million reduction in interest expense due to refinancing our debt in December 2020, compared with the corresponding period in 2020.

Total other expense, net, for the nine months ended September 30, 2021 decreased $1.4 million, or 37.3%, compared with the corresponding period in 2020. The decrease was primarily due to receipt of a $1.0 million distribution from the assets of a former subsidiary related to a previous intercompany receivable that we recognized as a loss in 2018, coupled with a $1.0 million decrease in interest expense and fees related to the refinancing of our debt in 2020. These decreases were partially offset by a $0.3 million reduction in joint venture earnings due to lower volume as construction activities for Plant Vogtle Units 3 and 4 move closer to completion, and a $0.4 million impairment charge related to a sublease, compared with the corresponding period in 2020.

Income Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2021	2020	2021	2020
Income tax (benefit) expense	$(6)	$321	$256	$565

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

For the three months ended September 30, 2021, we recorded income tax benefit from continuing operations of $0.01 million, or (0.8)% of pretax income from continuing operations, compared with income tax expense from continuing operations of $0.3 million, or 22.3% of pretax income from continuing operations, in the corresponding period of 2020. For the nine months ended September 30, 2021, we recorded income tax expense from continuing operations of $0.3 million, or 12.1% of pretax income from continuing operations, compared with income tax expense from continuing operations of $0.6 million, or 17.3% of pretax income from continuing operations, in the corresponding period of 2020.

The difference between our effective tax rate and the federal statutory tax rate for the three and nine months ended September 30, 2021 and 2020 is primarily related to the Canadian income tax provision and the partial valuation allowance recorded on our U.S. deferred tax assets.

The decrease in income tax provision from continuing operations for the three months ended September 30, 2021 compared with the corresponding period in 2020, was primarily the result of the $0.3 million increase in the U.S. deferred tax assets net of a partial valuation allowance, and the $0.05 million decrease in the income tax provision due to the year-over-year fluctuation in the pre-tax Canadian book income.

The decrease in income tax provision from continuing operations for the nine months ended September 30, 2021 compared with the corresponding period in 2020 was primarily the result of the $0.4 million increase in the U.S. deferred tax assets net of the partial valuation allowance as the Company’s indefinite lived intangible assets have been fully amortized for tax purposes as of year-end 2020, partially offset by the $0.1 million increase in the Canadian income tax provision.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2021, our principal sources of liquidity were borrowings under the Revolving Credit Facility and effective management of our working capital. Our principal uses of cash were to pay for customer contract-related material, labor and subcontract labor, operating expenses, and interest expense on the Term Loan and the Revolving Credit Facility. See discussion in “Note 8—Debt” to the unaudited condensed consolidated financial statements included in this Form 10-Q for additional information about the Term Loan and the Revolving Credit Facility.

Net Cash Flows

Our net consolidated cash flows, including cash flows related to discontinued operations, consisted of the following:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Cash flows provided by (used in):
Operating activities	$(8,765)	$(6,228)
Investing activities	(537)	(88)
Financing activities	3,031	3,044
Effect of exchange rate changes on cash	111	(80)
Net change in cash, cash equivalents and restricted cash	$(6,160)	$(3,352)

Cash and Cash Equivalents

As of September 30, 2021, our operating unrestricted cash and cash equivalents decreased by $6.2 million to $2.6 million from $8.7 million as of December 31, 2020. As of September 30, 2021, $1.0 million of operating cash was held in U.S. bank accounts and $1.6 million was held in Canadian bank accounts. Total liquidity (the sum of unrestricted cash and availability under the Revolving Credit Facility) was $21.7 million as of September 30, 2021. The decreased liquidity is primarily driven by more cash used towards cost of sales resulting in greater revenue and an increase in accounts receivable and contract assets. This is part of normal operations as our accounts receivable and contract assets will convert to customer receipts and is expected to be a temporary reduction in liquidity.

Operating Activities

Cash flows from operating activities result primarily from earnings sources and are affected by changes in operating assets and liabilities, which consist primarily of working capital balances related to our projects. For the nine months ended September 30, 2021, cash used in operating activities totaled $8.8 million, an increase in cash used of $2.6 million compared to the corresponding period in 2020, primarily due to an increase in accounts receivable of $5.4 million, an increase in contract assets of $3.3 million, an increase in other current assets and other assets of $3.3 million, a decrease in contract liabilities of $0.7 million and a decrease in net income of $0.6 million. This increase in cash used was partially offset by an increase in accounts payable and accrued liabilities of $10.4 million and an increase in non-cash stock-based compensation of $0.9 million.

Investing Activities

For the nine months ended September 30, 2021, net cash used for investing activities increased $0.4 million compared to the nine months ended September 30, 2020, primarily due to an increase in investment in operating equipment primarily related to our water and wastewater projects.

Financing Activities

For the nine months ended September 30, 2021, net cash provided by financing activities of $3.0 million was primarily composed of cash provided by our borrowings under the Revolving Credit Facility exceeding our repayments from customer cash receipts by $4.3 million, which was partially offset by cash used in connection with our stock-based awards for payments of statutory taxes of $0.5 million and a $0.8 million principal payment we made on the Term Loan.

During the nine months ended September 30, 2020, net cash provided by financing activities of $3.0 million was primarily composed of the proceeds from the successful completion of our subscription rights offering in the first quarter of 2020, pursuant to which we received net proceeds of $6.5 million and issued 5,384,615 shares of our common stock. This was partially offset by net cash used by repayments of customer cash receipts under our Prior ABL exceeding our borrowings by $2.5 million, and a $0.4 million principal payment coupled with $0.3 million debt issuance costs related to our prior term loan facility with Centre Lane Partners, LLC.

Effect of Exchange Rate Changes on Cash

For both the nine months ended September 30, 2021 and 2020, the effect of Canadian foreign exchange rate changes on our cash balances was not material.

Dividends

We have not declared dividends since the first quarter of 2015 and do not anticipate declaring dividends in the near term. As of  September 30, 2021, the terms of the Term Loan and Revolving Credit Facility restricted our ability to pay dividends. In addition, the timing and amounts of any dividends would be subject to determination and approval by our Board of Directors.

Liquidity Outlook

Overall, we expect liquidity to continue to improve through the remainder of 2021 as a result of refinancing our debt with terms that reflect improving operational performance and expected increased net profits. However, we may experience periodic short-term constraints on our liquidity as a result of the cash flow requirements of specific projects. A high percentage of our cost of service comes from weekly craft labor payrolls, and the lag between incurrence of those payrolls and the subsequent collection of the resulting customer billings results in negative cash flows for that time period. Although we utilize the Revolving Credit Facility to address those time period negative cash flows, contract terms restricting customer invoicing frequency, delays in customer payments, and underlying surety bonds negatively impact our available borrowing base.

We believe that we have sufficient resources to satisfy the remainder of our 2021 working capital requirements as we successfully refinanced and replaced our prior credit facilities with new credit facilities to better accommodate our growth initiatives as we pass our restructuring phase and move to implement our future growth initiatives.

While we have been adversely affected by the COVID-19 pandemic, we currently cannot predict the ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows, as such impact is dependent on future developments, including the duration and severity of the pandemic and the related length of its impact on the global economy, which remain uncertain and cannot be predicted at this time. In April 2020, the Company experienced a temporary suspension of projects in New York which required a phased reopening that resulted in the job sites being fully functional by the beginning of June 2020. In addition, there was an increase in COVID-19 cases at Plant Vogtle in July 2020, which resulted in the Company working with customers, clients, and job site leadership to provide more strategic focus and resources towards implementing enhanced safety protocols to fight the spread of the COVID-19 virus. During the third quarter of 2020, the Company was informed of delays in a nuclear project and outage cycle in Louisiana and experienced a slow-down in business development activities and bid opportunities, particularly on the eastern shore of the Lake Huron area in Ontario, Canada, due to COVID-19, these developments did not materially impact our cash and the deployment of our capital resources during 2020. We have seen a decrease in new business development based on restrictions on travel and in-person meetings, and stricter safety guidelines, coupled with decreased spending related to market uncertainty due to COVID-19. Any recovery from the COVID-19 pandemic and related economic impact may also be slowed or reversed by a number of factors, including the continued sporadic outbreaks of COVID-19 cases, the ongoing spread of new COVID-19 variants and the impact of COVID-19 vaccines, including the speed at which they are approved, disseminated and widely adopted and their effectiveness against COVID-19 and its evolving strains, as well as the potential impact of the federal vaccination mandate, on our labor supply and future results of operations, as well as any impact of applicable vaccine mandates on our customers. Management will continue to closely monitor conditions using the data available and will draw on the expertise of health officials, including the latest recommendations from the Centers for Disease Control and Prevention and the on-site medical professionals. Our liquidity, as well as our ability to satisfy our working capital requirements, may be adversely affected to some degree by the COVID-19 pandemic. We currently believe that the impact of COVID-19 will not negatively impact our ability to comply with the covenants under our existing credit facilities. However, we cannot provide any assurance that the assumptions used to estimate our liquidity requirements will remain accurate due to the unprecedented nature and the unpredictability of the COVID-19 global pandemic and its potential impact on us and our customer base. As a consequence, our estimates of the duration and severity of the pandemic and its impact on our future earnings and cash flows could change and have a material impact on our results of operations and financial condition. In addition, even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of the pandemic’s global economic impact, including any recession that has occurred or may occur in the future. In the event that we are unable to address potential liquidity shortfalls in the future, management will need to seek additional funding, which may not be available on reasonable terms, if at all.

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

As of September 30, 2021, we had a contingent liability for issued and outstanding standby letters of credit, generally issued to secure performance on customer contracts. As of September 30, 2021, we had $0.5 million outstanding letters of credit under the Revolving Credit Facility sublimit and $0.4 million of outstanding cash collateralized standby letters of credit pursuant to a prior revolving credit facility with Wells Fargo Bank, National Association, and there were no amounts drawn upon these letters of credit. In addition, as of September 30, 2021, we had outstanding surety bonds of $67.1 million. Our subsidiaries also provide financial guarantees for certain contractual obligations in the ordinary course of business.

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

While we continue to implement design enhancements to our internal control procedures, there were no changes to our internal control over financial reporting which were identified in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In addition, as a smaller reporting company and non-accelerated filer, the Company currently is not subject to the auditor attestation requirements under Section 404 of the Sarbanes-Oxley Act. However, as a result of our public float as of the last business day of the second quarter of 2021, the Company met the requirements to become an accelerated filer for the fiscal year ending December 31, 2022 and will become subject to the auditor attestation requirements under Section 404 of the Sarbanes-Oxley Act when filing the Annual Report on Form 10-K for the year ending December 31, 2021.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information included under “Litigation and Claims” in “Note 10—Commitments and Contingencies” to the unaudited condensed consolidated financial statements in this Form 10-Q is incorporated by reference into this Item.

Item 1A.	Risk Factors.

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition, and results of operations, and you should carefully consider them. There have not been any material changes to our risk factors from those reported in our 2020 Report, except as set forth below, although some of those risk factors have been, and may further be, exacerbated by the impact of the COVID-19 pandemic. The disclosure of any risk factor should not be interpreted to imply that the risk has not already materialized.

The new rules concerning mandatory COVID-19 vaccinations could have a material adverse impact on our business and results of operations.

On September 9, 2021, President Biden announced a proposed new rule that would require all employers with at least 100 employees to ensure that their employees are fully vaccinated or require unvaccinated workers to get a negative test at least once a week. On November 4, 2021, the U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”) issued an emergency regulation to carry out this mandate, which requires covered employers to comply with the vaccine mandate beginning with January 4, 2022 or face substantial penalties for non-compliance. As a company with more than 100 employees, we are subject to the OSHA regulation concerning COVID-19 vaccination. We may also be impacted by President Biden’s September 9, 2021 executive order requiring certain COVID-19 precautions for government contractors and their subcontractors, including mandatory employee vaccination (subject to medical and religious exemptions). At this time, it is not possible to predict with certainty the exact impact that the new OSHA regulation or the requirements for government contractors and their subcontractors will have on us or on our workforce, but they could result in increased costs, labor disruptions or employee attrition. If we lose employees, it may be difficult in the current competitive labor market to find replacement employees, which could have an adverse effect on future revenues and costs. In addition, additional uncertainty could be caused by ongoing legal challenges to the OSHA standard and the vaccine mandate for federal contractors, which leads to uncertainty about the potential timing of when or if these mandates might actually take effect, as well as uncertainty regarding competing and potentially conflicting laws and regulations, such as the recent executive order issued by the governor of Texas prohibiting vaccine mandates. Accordingly, the new OSHA regulation, or any other vaccine mandate applicable to us, could have a material adverse effect on our business and results of operations.

Item 5.  Other Information

The Company entered into an employment agreement with Damien Vassall on November 15, 2021, in connection with his appointment as Vice President, Chief Financial Officer. The employment agreement provides for an initial term of one year with automatic one-year renewals unless written notice of non-renewal is delivered by either party at least 90 days prior to the expiration of the then-current term. The agreement provides Mr. Vassall with an annual base salary of $275,000 and a short-term incentive (“STI”) opportunity of 50% of his annual salary.

If the Company terminates Mr. Vassall’s employment other than for disability or cause (including by reason of not renewing the term), or if he resigns for good reason (as those terms are defined in the agreement), then, provided that he signs and does not revoke a release of claims, he would be entitled to (i) continued base salary for one year, (ii) subsidized health insurance premiums for one year, (iii) the STI earned for the prior year, if not paid, and (iv) if terminated on or after April 1, a pro-rated STI based on actual results. If, however, the termination occurs within 90 days before, or two years after, a change in control of the Company, then the Company would pay or provide to Mr. Vassall the following additional benefits: (i) his target STI for the year in which the termination occurs (in lieu of the pro-rated bonus described above), and (ii) his then-outstanding equity incentive awards would become vested in full (without pro-ration), with any specified performance objectives deemed to be satisfied at the “target” level. The Company would pay lower amounts of severance benefits if Mr. Vassall’s employment were terminated due to death or disability. The employment agreement contains standard restrictive covenants in favor of the Company.

Item 6.	Exhibits.
Exhibit	Description
10.1*	Employment Agreement, dated November 15, 2021 between the Company and Damien Vassall.♦
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.♦
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.♦
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.♦

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).♦

♦ Filed herewith.

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS INDUSTRIAL SERVICES GROUP INC.

Date: November 17, 2021	By:	/s/ Damien a Vassall
Damien A. Vassall
Vice President, Chief Financial Officer (Duly authorized officer and principal financial and accounting officer of the registrant)