Form 10-K
period 2021-12-31
Williams Industrial Services Group Inc.
filed 2022-03-16
CIK 1136294

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

Commission File No. 001-16501

Williams Industrial Services Group Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	73-1541378 (I.R.S. Employer Identification No.)

200 Ashford Center North, Suite 425

Atlanta, GA 30338

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

Large accelerated filer	◻	Accelerated filer	⌧
Non-accelerated filer	◻	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

As of July 02, 2021, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $105,800,364 (based upon the closing price on July 02, 2021 of $5.97 per share).

As of March 7, 2022, there were 26,231,515 shares of common stock of Williams Industrial Services Group Inc. outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of the Form 10‑K to the extent stated herein. The Proxy Statement or an amended report on Form 10‑K will be filed within 120 days of the registrant’s year ended December 31, 2021.

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

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2021 (this “Form 10-K”) and its exhibits contain or incorporate by reference various forward-looking statements that express a belief, expectation or intention or are otherwise not statements of historical fact. Forward-looking statements generally use forward-looking words, such as “may,” “will,” “could,” “should,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast” and other words that convey the uncertainty of future events or outcomes. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. Investors should not place undue reliance on any of these forward-looking statements. Except as required by law, we undertake no obligation to further update any such statements, or the risk factors described in “Part I—Item 1A. Risk Factors,” to reflect new information, the occurrence of future events or circumstances or otherwise.

The forward-looking statements in this filing do not constitute guarantees or promises of future performance. The following important factors could cause actual outcomes and results to differ materially from those expressed in our forward-looking statements:

●	our ability to make interest and principal payments on our debt and satisfy the financial and other covenants contained in our debt facilities, as well as our ability to engage in certain transactions and activities due to limitations and covenants contained in such facilities;
●	our ability to generate sufficient cash resources to continue funding operations, including investments in working capital required to support growth-related commitments that we make to our customers, and the possibility that we may be unable to obtain any additional funding as needed or incur losses from operations in the future;
●	exposure to market risks from changes in interest rates, including changes to or replacement of the London Interbank Offered Rate (“LIBOR”);
●	our ability to obtain adequate surety bonding and letters of credit;
●	our ability to attract and retain qualified personnel, skilled workers, and key officers, including the potential impact of any applicable COVID-19 vaccination mandate on our ability to recruit and retain employees;
●	failure to successfully implement or realize our business strategies, plans and objectives of management, and liquidity, operating and growth initiatives and opportunities, including any expansion into international markets and our ability to identify potential candidates for, and consummate, acquisition, disposition, or investment transactions;
●	the loss of one or more of our significant customers;
●	our competitive position;
●	market outlook and trends in our industry, including the possibility of reduced investment in, or increased regulation of, nuclear power plants and declines in public infrastructure construction and reductions in government funding, including funding by state and local agencies;
●	costs exceeding estimates we use to set fixed-price contracts;
●	harm to our reputation or profitability due to, among other things, internal operational issues, poor subcontractor performances or subcontractor insolvency;
●	potential insolvency or financial distress of third parties, including our customers and suppliers;
●	our contract backlog and related amounts to be recognized as revenue;
●	our ability to maintain our safety record, the risks of potential liability and adequacy of insurance;
●	adverse changes in our relationships with suppliers, vendors, and subcontractors, including increases in cost, disruption of supply or shortage of labor, freight, equipment or supplies, including as a result of the COVID-19 pandemic;
●	compliance with environmental, health, safety and other related laws and regulations, including those related to climate change;
●	limitations or modifications to indemnification regulations of the U.S.;
●	our expected financial condition, future cash flows, results of operations and future capital and other expenditures;
●	the impact of general economic conditions including the ongoing economic disruption and any recession resulting from the COVID-19 pandemic;
●	the impact of the COVID-19 pandemic on our business, results of operations, financial condition, and cash flows, including global supply chain disruptions and the potential for additional COVID-19 cases to occur at our active or future job sites which potentially could impact cost and labor availability;
●	information technology vulnerabilities and cyberattacks on our networks;

●	our failure to comply with applicable laws and regulations, including, but not limited to, those relating to privacy and anti-bribery;
●	our ability to successfully implement our new enterprise resource planning (“ERP”) system;
●	our participation in multiemployer pension plans;
●	the impact of any disruptions resulting from the expiration of collective bargaining agreements;
●	the impact of natural disasters, which may worsen or increase due to the effects of climate change, and other severe catastrophic events (such as the ongoing COVID-19 pandemic);
●	the impact of corporate citizenship and environmental, social and governance matters;
●	the impact of changes in tax regulations and laws, including future income tax payments and utilization of net operating loss (“NOL”) and foreign tax credit carryforwards;
●	volatility of the market price for our common stock;
●	our ability to maintain our stock exchange listing;
●	the effects of anti-takeover provisions in our organizational documents and Delaware law;
●	the impact of future offerings or sales of our common stock on the market price of such stock;
●	expected outcomes of legal or regulatory proceedings and their anticipated effects on our results of operations; and
●	any other statements regarding future growth, future cash needs, future operations, business plans and future financial results.

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

Part I

Item 1.  Business.

Overview

Williams Industrial Services Group Inc. (together with its wholly owned subsidiaries, “Williams,” the “Company,” “we,” “us” or “our”, unless the context indicates otherwise) was initially formed in 1998 as GEEG Inc., a Delaware corporation, and in 2001 changed its name to “Global Power Equipment Group Inc.,” and, as part of a reorganization, became the successor to GEEG Holdings, L.L.C., a Delaware limited liability company. Effective June 29, 2018, the Company changed its name to Williams Industrial Services Group Inc. to better align its name with the Williams business, and the Company’s stock trades on the NYSE American LLC (the “NYSE American”) under the ticker symbol “WLMS.” Williams has been safely helping plant owners and operators enhance asset value for more than 50 years. It provides a broad range of infrastructure services including construction, maintenance, and support, to customers in energy, power, and industrial end markets. The Company’s mission is to be the preferred provider of construction, maintenance, and specialty services through commitment to superior safety performance, focus on innovation, and dedication to delivering unsurpassed value to its customers.

Our Restructuring

Beginning in 2016, we shifted our strategy to become a preferred provider of construction, maintenance, and specialty infrastructure services, to exit all product manufacturing businesses and to use the proceeds from the sales to reduce and restructure our term debt, and during 2018, we completed the restructuring of our Company and began expanding our services. This resulted in us selling our wholly owned subsidiaries, Hetsco Holdings, Inc. and Hetsco, Inc. in January 2017 and our Mechanical Solutions segment and the liquidating, in a Chapter 7 bankruptcy process, of the entity comprising the Electrical Solutions segment in 2017 and 2018, respectively. The Mechanical Solutions and Electrical Solutions segments qualified as discontinued operations for all periods presented. This allowed us to review financial information presented on a company-wide basis as a single reporting segment which is comprised of Williams Industrial Services Group, LLC (collectively with Williams Plant Services, LLC, Williams Specialty Services, LLC, Williams Industrial Services, LLC, and WISG Canada, LTD,

the “Williams business”), as we did as of December 31, 2020 and 2019. Unless otherwise specified, the financial information and discussion in this Form 10-K are based on our continuing operations (previously referred to as our Services segment); they exclude any results of our discontinued operations. Please refer to “Note 4—Changes in Business” to the consolidated financial statements included in this Form 10-K for additional information.

In 2018, we implemented major cost reduction initiatives to reduce our overhead costs, including restructuring and consolidating our corporate functions, and began working on a comprehensive strategic plan to grow and improve our business, which was finalized in early 2019. Our strategy has been focused on a comprehensive plan to grow and improve our operations, strengthen our core competencies, aggressively manage working capital, and reduce costs in order to improve liquidity and reduce debt. Our common stock now trades on the NYSE American under the ticker symbol “WLMS”. This was the final stage in our restructuring process, and we believe it provides us the opportunity to have increased visibility to a significantly broader pool of investors.

During November 2021, we changed our corporate management structure to reinforce our customer focus and strengthen operations. The Company added a Chief Operating Officer, an Executive Vice President of Business Development, a Vice President of Safety and a Chief Information Officer to strengthen operational effectiveness. Our Chief Financial Officer was appointed Chief Operating Officer and our Corporate Controller was appointed Chief Financial Officer. We are enhancing our management methods and implementing new information technology and operating systems to augment our efficiency and effectiveness and provide additional process capabilities and enhanced information security.

In early 2022, we lost a major contract with a customer in Canada, and as a result, we are in the process of exiting the Canadian market. This customer contributed to 12% of our revenue and approximately 15% of our gross margin in 2021. In addition, in early 2022, we lost a major multi-year contract with a customer within the nuclear decommissioning market. This customer accounted for 10% of our revenue and approximately 8% of our gross margin in 2021, and contributed to a loss of approximately $361.0 million in backlog in the years 2022 through 2029, including backlog of approximately $30.0 million for 2022 and $50.0 million for 2023. We continue to target other growth opportunities within our end markets with greater customer focus and strengthened operational effectiveness. This loss was not a result of performance and does not diminish the Company’s ability to serve its customers.  Please refer to Item 1. Business under “Backlog” and “Note 17—Subsequent Events” included in this Form 10-K for additional information.

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

The Company continues to monitor several factors that may cause actual results of operations and financial results to differ from our historical results or current expectations. These factors include: inflationary pressures, the political environment, work delays on projects and supplies, labor shortages and rising labor costs, new laws, regulations and guidelines, new project requirements, and the impact of the COVID-19 pandemic, including the consequences of governmental and other measures designed to prevent the spread of the virus, including the potential impact of any vaccine mandates on our labor supply and future results of operations, the continued sporadic outbreaks of COVID-19 cases and the ongoing spread of the new COVID-19 variants, the impact of COVID-19 vaccines, including the speed at which they, or related “boosters,” are approved, disseminated and widely adopted, and their effectiveness against COVID-19 and its evolving strains, and the ultimate duration and scope of the pandemic. These and other factors could affect the Company’s operational results and cause them to not be comparable to those of the same period in previous years. We continued to experience some impact associated with COVID-19 project specific protocols in 2021, which we expect may continue into 2022. While the Company has not yet experienced a material negative impact on its operational results, these project specific requirements are expected to remain in place for the foreseeable future, which will continue to impact project schedules and workflow going forward.

In addition, federal and state governments have increased spending as part of efforts to mitigate the impact of COVID-19 on the economy. The amount and timing of such spending will be directly impacted by the duration of required efforts to contain COVID-19 and the severity of the negative impacts created by the virus and its effect on the economy. Any recovery from the COVID-19 pandemic and related economic impact may also be slowed or reversed by a number of factors, including any widespread resurgence in COVID-19 infections. The results presented in this Form 10-K are not necessarily indicative of future operating results.

Our Business

We provide a comprehensive range of infrastructure services, including construction, maintenance, and support, to customers in energy, power, and industrial end markets. We provide these services both on a constant presence basis and for discrete projects. The services we provide are designed to improve or sustain operating efficiencies and extend the useful lives of these plants and facilities.

Our services include the following:

●	Plant Maintenance, Modification and Construction. We perform a full range of critical services, including maintenance, modification, repair and other capital project services designed to extend the life cycles of nuclear, paper, chemical, fossil fuel, industrial gas, hydro power, natural gas, municipal water and wastewater and other facilities for customers in energy, power and industrial end markets.
●	Water/Wastewater System New Installation, Expansions and Modifications. We install, maintain, and modify water and wastewater systems, including piping, pumping, storage tank and other related facilities.
●	Painting and Coatings. We perform cleaning, surface preparation, coatings application, quality control and inspection testing on major coating projects for nuclear and fossil fuel power plants, industrial facilities, and petrochemical plants.
●	Insulation. We provide a variety of industrial insulation services, primarily in power generation installations.
●	Asbestos and Lead Abatement. We provide abatement services for the removal of asbestos and heavy metal-based coatings such as lead paint. We do not take ownership of hazardous materials and do not assume responsibility for the liability associated with the materials other than for our actions meeting applicable statutory and regulatory requirements.
●	Roofing Systems. We replace, repair and upgrade industrial facility roofing systems, primarily at pulp and paper manufacturing facilities and nuclear power plant locations.
●	Analog to Digital Conversions. We provide services to convert analog control systems to digital control systems to enhance reliability and, accuracy, and increase output of operating plants. Utilities will continue to make significant capital investments in these upgrades throughout the industry. We have extensive experience in performing these upgrades, based on our successful history of completing several projects across our fleet of customers. Moreover, we see substantial opportunity to leverage our experience with performing these projects in the future as the industry continues to invest in these upgrades.

●	Canada Nuclear. In 2021, we performed professional services for a power company in Canada. We are in the process of exiting the Canadian market.
●	Decommissioning. We have provided decommissioning services to U.S. nuclear stations that have been retired. Several U.S. nuclear stations have already been shut down, and several more shutdowns are planned. After shutdown, the plants must be decommissioned. This process takes many years. We have worked with owners and prime contractors for decommissioning work and are targeting the decommissioning market as it grows. We are also exploring opportunities related to the decommissioning of fossil power plants.
●	Nuclear Power Plant Services and New Nuclear Power Plant Construction. We are one of a limited number of companies qualified to perform comprehensive services anywhere in U.S. nuclear power facilities under the rules issued by the U.S. Nuclear Regulatory Commission (the “NRC”). Additionally, we are one of only a small number of contractors with a qualified and audited Nuclear Quality Assurance (“NQA-1”) Program, which is required to perform construction of “Safety” related systems in new nuclear power plants. Through our Appendix B Program and other programs, we provide training, certifications, and ongoing safety monitoring to all of our employees working at nuclear sites and have been one of the leading providers of coatings at U.S. nuclear facilities for almost 40 years. Under the rules issued by the NRC, owners of nuclear facilities must qualify contractors by requiring the contractors to demonstrate that they will comply with NRC regulations on quality assurance, reporting of safety issues, security and control of personnel access and conduct. For the majority of our maintenance and project work, we directly hire the labor and provide the management and supervision to perform the work directly for the owner. In some cases, we act as a general contractor and subcontract portions of the work or, alternatively, subcontract our services to full scope engineering, procurement, and construction (“EPC”) firms or general contractor firms. We maintain good relationships with the utilities, the EPC firms, the general contractor firms, and relevant engineering firms.

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

In 2021, we contracted for 85% of our revenue on cost-plus contracts that provide for reimbursement of costs incurred plus an amount of profit. The remaining 15% of our revenue was generated from fixed-price contracts.

Safety

For over 15 years, we have maintained a safety record in the top quartile of the industry, benefiting both us and our customers. We also maintain a broad range of professional certifications and memberships in national organizations relevant to the performance of many of the specialized services we provide.

In fiscal year 2021, the COVID-19 pandemic had a significant impact on our safety and human capital management. We continue to maintain work policies for the corporate office in Atlanta, Georgia, that permit flexible schedules, including certain remote work, when feasible. Our enhanced safety policies at our worksites include: modified cleaning schedules, social distancing, facial covering requirements, employee screening practices, and contract tracing methods to meet Centers for Disease Control and Prevention guidelines. We continue to maintain safety measures necessary to preserve the health and wellbeing of our workforce.

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

Additionally, at the end of December 2020, the United States had 94 operating commercial nuclear reactors at 56 nuclear power plants in 28 states. The average age of these nuclear reactors is about 39 years old. Although in 2020 there were fewer operating nuclear reactors than in 2012, total nuclear electricity generation capacity at the end of 2020 was about the same as total capacity in 2003, when the United States had 104 operating reactors. Power plant uprates—modifications to increase capacity—at nuclear power plants have made it possible for the entire operating nuclear reactor fleet to maintain a relatively consistent total electricity generation capacity. These uprates, combined with high capacity utilization rates (or capacity factors), have helped nuclear power plants maintain a consistent share of about 20% of total annual U.S. electricity generation since 1990. Some reactors have also increased annual electricity generation by shortening the length of time reactors are offline for refueling.

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

●	North America Infrastructure Growth. Increased levels of crude oil, natural gas, and natural gas liquid production and accelerated new build and expansion of pipeline and related infrastructure to reduce transportation bottlenecks have combined to supply additional petroleum products to key markets. The value proposition of low-cost shale resources is altering the landscape for pipelines, terminals, refineries, chemical facilities, and power generation assets. Infrastructure growth and modifications provide opportunities for us to assist in the construction and maintenance of these facilities.
●	Standby and Distributed Power Generation. Unlike central station generation, standby and distributed power generation equipment can sit on either side of the utility meter and may be owned by a utility, a customer or a third party. Peak energy demand requirements and higher costs, as well as transmission and distribution infrastructure limits, are driving investment into this space. The growth in industries with high power demand and sensitivity to power supply instability, such as datacenters, medical centers, universities and remotely located industrial loads, are straining the traditional power infrastructure. The electric power needs for these markets have historically been served by small-scale utility-owned diesel or gas engine generators strategically located to support distributed system operations. The power supply is trending toward larger (greater than 1,000 kilowatts) diesel engine generator systems and expanding into alternative energy assets.

●	Water and Wastewater Treatment Infrastructure Maintenance and Capital Improvements Demand. Population growth and the percentage of the population served by public systems has accelerated our expansion in water and wastewater infrastructure maintenance and capital improvements. The growing demand for water and wastewater treatment facilities provide us the opportunity to deliver services for capital upgrades and maintenance on booster pump stations, well buildouts, treatment expansions, lift stations, and pipe installation, along with other services that we can provide to enhance our brand.

We also provide similar services to industrial wastewater treatment customers in the pulp and paper and other sectors that require wastewater treatment.

Customers, Marketing and Seasonality

Our customers include major private and government-owned utilities throughout the U.S., as well as leaders in the U.S. pulp and paper and industrial sectors. We market our services using dedicated sales and marketing personnel as well as our experienced on-site operations personnel. We use our safety and service track record with long-term renewable contracts to expand our services and supplement existing contracts with small- to medium-sized capital projects. Our sales initiatives directly seek to apply operational strengths to specific facilities within our targeted industries and customers throughout the U.S. We are impacted by seasonality, resulting in fluctuations in revenue and gross profit during our fiscal year. Generally, this is driven by our customers’ schedule of planned outages which are typically scheduled for every other year.

We depend on a relatively small number of customers for a significant portion of our revenue, and the loss of any of those customers could have a material adverse effect on our business. For a listing of our major customers, please refer to “Note 15—Major Customers and Concentration of Credit Risk” to the consolidated financial statements included in this Form 10-K.

The Company lost a multi-year contract within the nuclear decommissioning market in early 2022 that contributed to a loss of approximately $361.0 million of backlog for the years 2022 through 2029. This contract did not represent a material amount of gross profit and is expected to contribute an estimated 3.5% of total gross profit in 2022. The Company’s total backlog, adjusted for the loss of the decommissioning multi-year contract, as of December 31, 2021 was $270.7 million. The Company now estimates that approximately $157.2 million of its adjusted year-end backlog will be converted to revenue within 2022. The remaining $113.5 million of total adjusted backlog is expected to convert to revenue between 2023 and 2026. Please refer to Item 1. Business under “Backlog” and “Note 17—Subsequent Events” included in this Form 10-K for additional information.

Materials and Suppliers

The markets for most of the materials we use are served by a large number of suppliers, and we believe that we can obtain required materials from more than one supplier. Although there are ongoing supply chain disruptions globally due, in part, to the impact of the COVID-19 pandemic, we experienced minor delays in delivery of materials and supplies during 2020 and did not experience any supply shortages in 2021. In those cases in which materials have been delayed due to supply chain disruptions, we have been able to execute strategies with our customers to mitigate the impact of the delays which have included the advance purchase of materials or alternative sourcing arrangements. Our contractual arrangements with our customers incorporate these arrangements should they become necessary. Although we cannot predict the ultimate impact COVID-19 or other factors, including geopolitical instability and general supply shortages, will have on delivery and availability of materials and supplies, we do not currently anticipate we will have difficulties obtaining supplies during 2022.

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

Intellectual Property

As of December 31, 2021, we used the Williams trade name and its logo. We have registered federal trademarks related to certain Company logos as well as registered trademarks related to certain Company logos in Canada. We presently have no U.S. patents in force. We rely on trade secret laws and employee and third-party nondisclosure agreements to protect our intellectual property rights. This Form 10-K may refer to brand names, trademarks, service marks and trade names of other companies and organizations, and those brand names, trademarks, service marks and trade names are the property of their respective owners.

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

The following table summarizes our backlog on December 31, 2021:

	December 31,
(in thousands)	2021	2020
Cost plus	$559,417	$430,694
Lump sum	72,276	13,156
Total	$631,693	$443,850

Backlog as of December 31, 2021 increased $187.8 million, or 42.3%, from December 31, 2020, due primarily to our decommissioning and nuclear work.  As of December 31, 2021, approximately $424.8 million, or 67.2%, of the total backlog was related to decommissioning projects and $115.5 million, or 18.3% was related to nuclear projects in the United States. As of December 31, 2020, approximately $213.5 million, or 48.1% of the total backlog was related to decommissioning projects and $161.9 million, or 36.5% of the total backlog was related to nuclear projects in the United States.

The Company lost a multi-year contract within the nuclear decommissioning market in early 2022, contributing to a loss of approximately $361.0 million in backlog for the years 2022 through 2029, including backlog of approximately $30.0 million for 2022 and $50.0 million for 2023. The Company’s total backlog, adjusted for the loss of the decommissioning multi-year contract, as of December 31, 2021 was $270.7 million. The Company now estimates that approximately $157.2 million of its adjusted year-end backlog will be converted to revenue within 2022. The remaining $113.5 million of total adjusted backlog is expected to convert to revenue between 2023 and 2026. Please refer to “Note 17—Subsequent Events” included in this Form 10-K for additional information. For additional discussion of our backlog, see “Item 1A. Risk Factors—Risk Factors Related to Our Operations.”

The following tables summarizes our adjusted backlog and estimated adjusted backlog conversion period (tables incorporate the loss in backlog subsequent to December 31, 2021):

	December 31,
(in thousands)	2021	2020
Cost plus	$198,448	$430,694
Lump sum	72,276	13,156
Total	$270,724	$443,850

	Estimated Conversion Period
(in thousands)	2022	Thereafter	Total
Cost plus	$88,877	$109,571	$198,448
Lump sum	68,328	3,948	72,276
Total	$157,205	$113,519	$270,724

Employees

We believe our employees are our greatest asset. Our business success is dependent upon our ability to attract, develop, and retain high performing talent by providing a culture that is built on our core values of safety, integrity, excellence, and results.

Along with our core values, we act in accordance with our Code of Business Conduct and Ethics. Our Code of Business Conduct and Ethics requires a commitment from employees, officers and directors at the Company and its subsidiaries to conduct business honestly and ethically. Among other things, our Code of Business Conduct and Ethics encourages employees to talk to supervisors, managers, or other appropriate personnel, including, the Chief Executive Officer, the Chief Financial Officer, or the General Counsel, about observed illegal or unethical behavior and the best course of action in a particular situation. The Company has a confidential hotline administered by an outside firm that an employee can call or visit on the internet to anonymously submit a report in the event he or she has ethical concerns or suspects instances of misconduct.

For over 15 years, we have maintained a safety record in the top quartile of the industry, benefiting both us and our customers. We also maintain a broad range of professional certifications and memberships in national organizations relevant to the performance of many of the services we provide.

In fiscal year 2021 and 2020, the COVID-19 pandemic had a significant impact on our safety and human capital management. We continue to maintain work policies for the corporate office in Atlanta, Georgia that permit flexible schedules, including certain remote work, when feasible. Our enhanced safety policies at our worksites include: modified cleaning schedules, social distancing, facial covering requirements, employee screening practices, and contract tracing methods to meet Centers for Disease Control and Prevention guidelines. We continue to maintain safety measures necessary to preserve the health and wellbeing of our workforce.

We have implemented a robust human performance strategy that focuses on organizational factors, job-site conditions, individual behavior, and results. This strategy has contributed to a highly reliable organizational culture that has produced and consistently sustained positive results.

As of December 31, 2021, we had 572 full-time employees (excluding temporary staff and craft labor) and we did not have any part-time employees. The number of our employees, including temporary staff and craft labor, fluctuates greatly, depending on the timing and requirements for craft labor. Many of the craft labor employees are employed through various union agreements. As of December 31, 2021, there were 943 craft labor employees, of which 820 were under collective bargaining agreements. We believe that our relationships with our employees, both full-time and temporary, are satisfactory. The impacts of the COVID-19 pandemic caused slight delays in 2021, but did not result in any complete project stoppage. We are not aware of any circumstances related to our employees that are likely to result in a work stoppage at any of the project sites where we are performing services.

Information about our Executive Officers

The following information is being furnished with respect to the Company’s executive officers as of March 7, 2022:

Name	Position
Tracy D. Pagliara	President and Chief Executive Officer and Director
Randall R. Lay	Executive Vice President and Chief Operating Officer
Charles E. Wheelock	Senior Vice President, Chief Administrative Officer, General Counsel and Secretary
Damien A. Vassall	Vice President and Chief Financial Officer
Dawn A. Jenkins	Vice President, Human Resources
Raymond A. Hruby, Jr.	Executive Vice President, Business Development

Tracy D. Pagliara, 59, has served as our President and CEO starting in April 2018, having previously served as Co-President and Co-CEO from July 2017 through April 2018. Mr. Pagliara has also served as a member of our Board of Directors since July 2017. Prior to July 2017, he served as our Chief Administrative Officer, General Counsel and Secretary from January 2014, and also as Senior Vice President from November 2015. He previously served as our General Counsel, Secretary and Vice President of Business Development from April 2010 through December 2013. Prior to joining the Company in April 2010, Mr. Pagliara served as the Chief Legal Officer of Gardner Denver, Inc., a leading global manufacturer of highly engineered compressors, blowers, pumps and other fluid transfer equipment, from August 2000 through August 2008. He also had responsibility for other roles during his tenure with Gardner Denver, including Vice President of Administration, Chief Compliance Officer and Corporate Secretary. Prior to joining Gardner Denver, Mr. Pagliara held positions of increasing responsibility in the legal departments of Verizon Communications/GTE Corporation from August 1996 to August 2000 and Kellwood Company from May 1993 to August 1996, ultimately serving in the role of Assistant General Counsel for each company. Mr. Pagliara currently serves on the board of directors and audit, compensation and nominating and corporate governance committees of Westwater Resources, Inc. (formerly Uranium Resources, Inc.) (NYSE American: WWR), a diversified energy materials developer, where he has served since July 2017. He is a member of the Missouri and Illinois State Bars and a Certified Public Accountant. In addition, in accordance with customary practice, Mr. Pagliara and other officers of the Company have served as officers of the Company’s various subsidiaries, although not acting in an executive role for the relevant subsidiary. As previously disclosed, such subsidiaries included Koontz-Wagner Custom Controls Holdings LLC, which filed a voluntary petition for relief under Chapter 7 of the U.S. Bankruptcy Code in July 2018 and ceased operations at such time.

Randall R. Lay, 67, was appointed to serve as our Executive Vice President, Chief Operating Officer in November 2021. He previously served as our Senior Vice President, Chief Financial Officer and our principal financial and accounting officer from September 2019 until November 2021. Prior to joining the Company, Mr. Lay served as Executive Vice President, Chief Financial Officer, Secretary and Treasurer of GEO Specialty Chemicals, Inc., a supplier of specialty chemicals and materials to the coatings, adhesives, medical, water treatment and construction markets, from December 2017 to August 2019, when it was acquired by CPS Performance Materials. From 2007 to June 2017, Mr. Lay served as Vice President and Chief Financial Officer of Lazy Days' R.V. Center, Inc. (now a subsidiary of Lazydays Holdings, Inc.), which operates RV dealerships. From 2006 through 2007, Mr. Lay served as Senior Vice President of Buccino & Associates, Inc., a financial advisory and turnaround firm. Prior to that, Mr. Lay served at Universal Access Global Holdings Inc., a communications network integrator, from 2002 to 2006, including as Chief Financial Officer from June 2002 to July 2003; director and Chief Executive Officer from July 2003; and additionally as President from November 2003 until June 2006. From October 2001 to April 2002, Mr. Lay served as Senior Vice President and Chief Financial Officer of Metromedia Fiber Networks, Inc., a telecommunications company. From September 1993 to September 2001, Mr. Lay was employed by International Specialty Products Inc., a global supplier of specialty chemicals, most recently as Executive Vice President and Chief Financial Officer.

Charles E. Wheelock, 53, has served as our Senior Vice President, Chief Administrative Officer, General Counsel and Secretary since August 2019. He previously served as our Vice President, Administration, General Counsel and Secretary beginning July 2017. He joined the Company in September 2011 as Associate General Counsel and thereafter assumed roles of increasing responsibility, including Vice President, Deputy General Counsel and Chief Compliance Officer. He led the human resources, recruiting and labor relations groups in our Tucker, Georgia office prior to his July 2017 appointment. Prior to joining the Company, Mr. Wheelock spent 10 years at General Electric Company, serving in a variety of roles in its Energy Services and Power Generation businesses. Mr. Wheelock is a member of the State Bar of Georgia.

Damien A. Vassall, 45, was appointed Vice President, Chief Financial Officer and principal financial and accounting officer in November 2021. He  previously served in a variety of financial roles for the Company, including our Vice President and Controller from February 2020 until November 2021, a consultant for the Company from June 2019 to February 2020, Chief Financial Officer of our Services division from October 2015 until November 2018, and our Controller of the Services division from October 2010 to October 2015. Prior to joining the Company, Mr. Vassall served at Delta Apparel, Inc., an apparel company, as a division controller from June 2008 until October 2010 and as manager of accounting and financial reporting from November 2006 through May 2008. Previously, he also served as senior associate at both Grant Thornton LLP and KPMG LLP.

Dawn A. Jenkins, 50, has served as our Vice President, Human Resources since August 2021. She has served in a variety of roles at the Company and its subsidiaries since January 2007, including as our Vice President, Treasurer from December 2020 to August 2021, as Treasurer from January 2019 until December 2020, as Director, Transactional Accounting from August 2018 to January 2019, as Director ERP, Operations Support and Trade Compliance from November 2013 to August 2018, and as Assistant Director Supply Chain of a former subsidiary from January 2007 to November 2013.

Raymond A. Hruby, Jr., 62, was appointed Executive Vice President, Business Development in November 2021. Mr. Hruby previously served as our Senior Vice President of Key Accounts from May 2021 to November 2021. Prior to joining the Company, Mr. Hruby served at Bruce Power, an electricity company based in Bruce County, Ontario, as Vice President, Project Management Office from March 2020 to April 2021 and Vice President, Project Controls from April 2017 to March 2020; at Southern Company, a gas and electric utility holding company, as Director of Engineering, Farley Nuclear Plant, from 2015 to 2017; and at Tennessee Valley Authority, an electric utility company, as General Manager, Technical Services, Watts Bar 2 Nuclear Plant from 2012 to 2015 and Project Director, Bellefonte Nuclear Plant, from 2010 to 2012. Prior to that, he served in a variety of roles at American Electric Power, FirstEnergy and Duquesne Light Company, all of which are electric service providers.

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

Charter of the Audit Committee;

Charter of the Compensation Committee;

Charter of the Nominating and Corporate Governance Committee; and

Procedures for Reporting Complaints Regarding Accounting or Auditing Matters of Williams Industrial Group Inc.

Item 1A.  Risk Factors

Our business, financial condition and results of operations may be impacted by one or more of the following factors, any of which could cause actual results to vary materially from historical and current results or anticipated future results. The disclosure of any risk factor should not be interpreted to imply that the risk has not already materialized. There may be additional risks that are not presently material or known.

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

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Term Loan, among other things, requires high interest payments, and both the Term Loan and the PNC Facility place encumbrances on our assets, and subject us to restrictive covenants that limit our operating flexibility. Additionally, under the terms of the Term Loan, the Company is required to make quarterly loan amortization payments of $0.3 million per quarter through December 16, 2025.

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

The Term Loan bears interest at LIBOR, plus a margin of 8.50% (if the total leverage ratio is less than 2.50:1) or 9.00% per year (if the total leverage ratio is greater than or equal to 2.50:1), subject to a minimum LIBOR floor of 1.00%, payable in cash on a quarterly basis. In addition, upon the occurrence of an event of default, and for so long as such event of default continues, default interest equal to 2.00% per year in excess of the rate otherwise applicable will be payable. Our obligations under the Term Loan are guaranteed by certain of our material, wholly-owned subsidiaries, subject to customary exceptions, and are secured by first-priority security interests in substantially all of our assets and those of our subsidiaries guaranteeing our obligations, as well as a second-priority security interest on such entities’ accounts receivable and inventory, subject to the intercreditor agreement with PNC. Borrowings under the PNC Facility bear interest, at our election, at either (1) the base commercial lending rate of PNC, as publicly announced, plus 1.25%, payable in cash on a monthly basis, (2) the 30, 60 or 90 day LIBOR rate, subject to minimum LIBOR floor of 1.00%, plus 2.25%, payable in cash on the last day of each interest period, or (3) with respect to Canadian dollar loans, the Canadian Dollar Offered Rate (“CDOR”), subject to a minimum CDOR rate of 1.00%, payable in cash on a monthly basis. In addition, upon the occurrence of an event of default, and for so long as such event of default continues, default interest equal to 2.00% per year in excess of the rate otherwise applicable will be payable. Our obligations under the PNC Facility are guaranteed by certain of our material, wholly-owned subsidiaries, subject to customary exceptions, and are secured by first-priority security interests on substantially all of our and such subsidiaries’ accounts and a second-priority security interest in substantially all other assets of such entities, subject to the terms of the intercreditor agreement. Any increase in LIBOR or the cessation of LIBOR as a viable reference rate may result in an increase in our interest rates on our outstanding principal debt under our debt facilities and therefore negatively affect our cash flow and financial condition.

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

We intend to finance our existing operations and initiatives with existing cash and cash equivalents, cash flows from operations, the Term Loan and the PNC Facility. The Term Loan and the PNC Facility contain a number of restrictive covenants and other terms that limit our operating flexibility. Any deterioration in the credit markets, could adversely affect the ability of many of our customers to pay us on time and the ability of many of our suppliers to meet our needs on a competitive basis. Any inability to pay amounts due under the Term Loan and the PNC Facility or access necessary additional funds on acceptable terms or at all may negatively impact our business or operations. In addition, we may require additional sources of funds in order to meet the working capital requirements of our growing business. If we are unable to access sufficient capital from our existing lenders or otherwise, our business and operations would be adversely impacted. For additional information, please refer to “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Note 10—Debt” to the consolidated financial statements included in this Form 10-K.

We are exposed to market risks from changes in interest rates.

We are subject to market risk exposure related to changes in interest rates. The Term Loan and the PNC Facility provide for variable rates of interest based on LIBOR. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has publicly announced that it intends to discontinue the reporting of certain LIBOR rates after 2021, with a complete cessation for all USD LIBOR rates after June 2023. The future of LIBOR at this time remains uncertain, and any changes in the methods by which LIBOR is determined or regulatory activity related to LIBOR’s phase out could cause LIBOR to perform differently than in the past or cease to exist. In the U.S., the Secured Overnight Financing Rate (SOFR) has been proposed as an alternative to LIBOR. Although our debt facilities include customary LIBOR replacement provisions that contemplate an alternate benchmark rate to be mutually agreed upon by us and the administrative agent, if necessary, any such changes may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made if LIBOR was available in its current form. As a result, there can be no assurance that discontinuation of LIBOR will not result in significant increases in benchmark interest rates, substantially higher financing costs or a shortage of available debt financing, any of which could have an adverse effect on us.

If we become unable to obtain adequate surety bonding, or letters of credit, our ability to bid on new work could be reduced, which could, in turn, have a material adverse effect on our future revenue and business prospects.

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

In addition, in line with industry practice, we are at times required to provide letters of credit. These letters of credit provide credit support for the client if we fail to perform our obligations under the contract. Each of the Term Loan and the PNC Facility contains restrictions on the maximum amount that may be drawn against letters of credit. The PNC Facility provides for a letter of credit sublimit in an amount up to $2.0 million. As of December 31, 2021, we had $0.5 million letters of credit outstanding under the PNC Facility letter of credit sublimit and had $0.4 million outstanding cash collateralized standby letters of credit pursuant to our prior revolving credit facility with Wells Fargo Bank, National Association, which we refinanced and replaced in June 2017. If security is required for a particular project and we are unable to obtain a letter of credit on terms commercially acceptable to us, we may not be able to pursue that project. Any inability to obtain letters of credit on commercially reasonable terms could have a material adverse effect on our revenue and business prospects.

Changes to tax regulations, laws, accounting principles, future business operations or examinations by tax authorities may adversely impact our provision for income taxes and ability to use deferred tax assets, increase our tax burden or otherwise adversely affect our financial condition, results of operations and cash flows.

Changes in tax laws or exposures to additional tax liabilities could negatively impact our effective tax rate and results of operations. For instance, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) (i) reduced the U.S. corporate income tax rate from 35% to 21% beginning in 2018, (ii) generally limited our annual deductions for interest expense to no more than 30% of our “adjusted taxable income” (plus 100% of our business interest income) for the year and (iii) permitted us to offset only 80% (rather than 100%) of our taxable income with any NOLs we generate after 2017. The disallowed interest and NOLs generated after 2017 can be carried to future periods indefinitely. It is possible in the future that the NOL and/or interest deductibility limitations could have the effect of causing us to incur income tax liability sooner than we otherwise would have incurred such liability or, in certain cases, could cause us to incur income tax liability that we might otherwise not have incurred, in the absence of these tax law changes. Further, the current administration could introduce modifications, technical corrections or clarifications to the Tax Act or other changes in tax laws, including an increase in the corporate tax rate.

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

Our ability to use NOL carryforwards or other tax attributes may be subject to limitations under the Code.

As of December 31, 2021, we had U.S. federal tax NOL, foreign tax credits and general business tax credit carryforwards of $225.9 million, $4.1 million, and $0.4 million, respectively. Generally, NOL, foreign tax credit and general business credit carryforwards may be used to offset future taxable income and thereby reduce or eliminate U.S. federal income tax liabilities. Section 382 of the Code limits a corporation’s ability to utilize NOL carryforwards to reduce tax liabilities if the corporation undergoes an “ownership change.” For these purposes, an ownership change is deemed to occur if there has been a change of more than 50% in the ownership of shareholders owning 5% or greater of the value of a corporation’s stock over a three-year period. Code Section 383 applies the same limitations to foreign tax credit, general business credit and capital loss carryforwards after an ownership change.

Based upon our review, we had not experienced an ownership change as defined under Code Section 382 as of December 31, 2021. If we issue additional equity in the future, an ownership change pursuant to Code Section 382 may occur. In addition, an ownership change under Code Section 382 could be caused by circumstances beyond the Company’s control, such as market purchases or sales by certain 5% or greater shareholders of our stock. There is also a risk that, due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. In addition, under the Tax Act, the amount of NOLs incurred after the end of the 2017 fiscal year that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. The Tax Act also generally eliminates the ability to carry back any NOLs to prior taxable years, while allowing post-2017 unused NOLs to be carried forward indefinitely. There is a risk that, due to changes under the Tax Act, regulatory changes, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. Thus, there can be no assurance that the Company will not experience an ownership change which would significantly limit the utilization of the Company’s NOL, foreign tax credit or general business credit carryforwards in calculating future federal tax liabilities.

Risk Factors Related to Our Operations

The COVID-19 pandemic has affected, and may further adversely affect, our business, operating and financial results, and liquidity, and could have a material and adverse effect on our business, results of operations and financial condition in the future.

Our results for the years ended December 31, 2021 and 2020 were impacted by the ongoing COVID-19 pandemic. While we anticipate that our future results of operations could continue to be impacted by the COVID-19 outbreak, we do not currently expect that the impact from the COVID-19 outbreak will materially affect our liquidity or financial position. The severity, magnitude and duration of the COVID-19 outbreak is uncertain, rapidly changing, and hard to predict. While the full impact of COVID-19 and the long-term worldwide reaction to it and impact from it remains unknown at this time, government reactions to the pandemic and restrictions and limitations applied by such governments as a result, the implementation of any vaccine mandates, any new widespread growth in infections, the emergence of new variants of COVID-19, and travel restrictions, quarantines, or site closures as a result of the virus could, among other things, impact the ability of our employees and our contractors to perform their duties, cause increased technology and security risk due to extended and Company-wide telecommuting, and lead to disruptions in our supply chain (including necessary vendors or service providers) and product shortages, our infrastructure acquisition or permitting activities and in our relationships with our customers.

For example, as a result of the pandemic and various governmental orders, a significant number of our corporate, accounting and finance employees worked, and some continue to work remotely, and we have altered our operations to allow for appropriate social distancing and hygiene, invested in additional employee safety equipment, implemented additional cleaning measures, and adapted new processes for interactions with our suppliers and customers to safely manage our operations, any or all of which could lead to decreased efficiency and productivity in our workforce and our operations. The extent to which the COVID-19 pandemic ultimately impacts us will depend on numerous evolving factors and future developments that are highly uncertain and cannot be predicted, including the following: the severity of the virus and the emergence of new variants, some of which have been, and may be in the future, more virulent or transmissible than the initial strain; the ultimate duration and scope of the pandemic, including the extent of any additional resurgences in cases across the United States, including breakthrough infections; the timing, acceptance, and availability and effectiveness of effective medical treatments and vaccines; governmental, business, individual and other actions taken in response to the pandemic; the effect on our suppliers and disruptions to the global supply chain, including shortages of certain supplies and the resulting cost inflation; the extent and duration of the impact on the economy and spending; the effect on our customers and their ability to pay for our services; the effect of any closures or other changes in operations of our and our suppliers’ or customers’ facilities; the health of and the effect on our employees and contractors and our ability to meet staffing needs in our construction and other critical functions, particularly if and when employees become ill, are quarantined as a result of exposure, or are reluctant to show up for work, as well as the impact of labor shortages; our ability to provide services, including as a result of travel restrictions, work from home requirements and arrangements, and other restrictions or changes in behavior or preferences for interactions; the effect on employee healthcare costs; restrictions or disruptions to transportation; and the effect on our ability to access capital on favorable terms and continue to meet our liquidity needs, as well as our ability to remain in compliance with the covenants of our debt facilities.

Any recovery from the COVID-19 pandemic and related economic impact may also be slowed or reversed by a number of factors, including any widespread resurgence in COVID-19 infections. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession that has occurred or may occur in the future. In addition, to the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening or exacerbating many of the other risks set forth in this Form 10-K.

A substantial portion of our revenue is related to services performed at nuclear power plants, and reduced investment in, or increased regulation related to, nuclear power plants could have a material adverse effect on our business and prospects.

The demand for the services we provide at nuclear power plants is directly tied to the number of nuclear power facilities that utilize our services. Additionally, the demand for U.S. nuclear capacity and electricity generation is expected to decline due to an increase in domestic energy production supporting natural gas exports and the rapid expansion of low-cost renewable energy and new technologies in the U.S., displacing more traditional sources of power, including nuclear power. Declining demand for U.S. nuclear power generation and related construction and maintenance budgets could have a material adverse effect on our business, operations, and cash flow.

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

In addition, we have a limited ability to recover any cost overruns, such as those experienced during the third quarter of 2021, which negatively impacted our gross profit for the year ended December 31, 2021. Contract prices are established based in part on our projected costs, which are subject to a number of assumptions. The costs that we incur in connection with each contract can vary, sometimes substantially, from our original projections. Because of the large scale and complexity of our contracts, unanticipated changes may occur, such as customer budget decisions, design changes, delays in receiving permits and cost increases. Unanticipated cost increases or delays may occur as a result of several factors, including: increases in the cost of commodities, labor or freight; unanticipated technical problems; problems related to successfully managing contract performance; suppliers’ or subcontractors’ failure to perform, requiring modified execution plans or re-work; and decreases in labor efficiency realized.

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

We operate our business in regions subject to natural disasters and other extreme weather events, the nature, frequency and severity of which may be negatively impacted by climate change, and other severe catastrophic events. Any disaster could adversely affect our ability to conduct business and provide services to our customers, including damage to work sites, and the insurance we maintain may not be adequate to cover our losses resulting from any business interruption resulting from a natural disaster or other catastrophic events. These and any future disruptions to our operations, including outbreak of contagious diseases and other adverse public health developments, epidemics or pandemics, such as the ongoing COVID-19 pandemic, civil unrest, geopolitical instability, acts of war, terrorism or other force majeure, could have a material adverse impact on our liquidity, financial condition and results of operations. Although preventative measures may help to mitigate damage, we cannot provide any assurance that any measures we may take will be successful, and delays in recovery may be significant.

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

We depend on a relatively small number of customers for a significant portion of our revenue. In 2021, our top four customers accounted for 50%, and in 2020, our top four customers accounted for 73% of our consolidated revenue. For a listing of our major customers, please refer to “Note 15—Major Customers and Concentration of Credit Risk” to the consolidated financial statements included in this Form 10-K. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. Because our major customers represent a large part of our business, the loss of any of our major customers could negatively impact our business and results of operations. Our business volume with each of our largest customers is highly dependent on operations and maintenance budgets for U.S. utilities. Fluctuations in any of these factors could materially adversely impact our financial results.

In early 2022, we lost a contract with a customer in Canada, and as a result, we are in the process of exiting the Canadian market. This former customer contributed 12% of total revenue in 2021. In addition, in early 2022, we lost a major multi-year contract with a customer within the nuclear decommissioning market. This former customer accounted for 10% of our revenue in 2021, and contributed to a loss of approximately $361.0 million in backlog for the years 2022 through 2029, including backlog of approximately $30.0 million for 2022 and $50.0 million for 2023. Please refer to Item 1. Business under “Backlog” and “Note 17—Subsequent Events” included in this Form 10-K for additional information.

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

Our backlog consists of firm orders or blanket authorizations from our customers. Backlog may vary significantly from reporting period to reporting period due to the timing of customer commitments. The time between receipt of an order and actual completion of services can vary. However, backlog may not be indicative of future operating results, and projects in our backlog may be cancelled, modified, or otherwise altered by our customers. To the extent projects are delayed, the timing of our revenue could be affected. If a customer cancels an order, we may be reimbursed for the costs we have incurred. Typically, however, we have no contractual right to the full amount of the revenue reflected in our backlog contracts in the event of cancellation. In addition, projects may remain in our backlog for extended periods of time. Furthermore, a portion of our backlog for multi-year service maintenance contracts is based on what we expect to realize in the future and is therefore not necessarily supported by a firm purchase order. If that work does not materialize, then our backlog would be negatively impacted, as that work would be considered a “cancellation.” For example, our backlog was negatively affected by the loss of a multi-year contract in the nuclear decommissioning market in early 2022, as described further in Item 1. Business under “Backlog”. Revenue recognition occurs over extended periods of time and is subject to unanticipated delays. Fluctuations in our reported backlog levels also result from the fact that we may receive a small number of relatively large orders in any given reporting period that may be included in our backlog. Because of these large orders, our backlog in that reporting period may reach levels that may not be sustained in subsequent reporting periods. Our backlog, therefore, is not necessarily indicative of our future revenue or of long-term industry trends.

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

Adverse changes in our relationships with suppliers, vendors, and subcontractors could have a material adverse effect on our liquidity and our business, reputation, and results of operations.

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

In addition, changes in market and economic conditions, such as the ongoing supply chain disruptions, product shortages and inflationary cost pressure, could increase the risk of a lack of available suppliers or subcontractors. If any supplier or subcontractor upon which we rely is unable or unwilling to meet its obligations under present or future agreements with us, we may be forced to pay higher prices to obtain necessary services and may suffer an interruption in our ability to provide our services to customers.

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

Our operations are subject to laws and regulations governing the discharge of materials into the environment or otherwise related to the protection of the environment or human health and safety. We are subject to various U.S. federal statutes and the regulations implementing them, as well as similar laws and regulations at the state and local levels. Environmental laws and regulations are complex and subject to frequent change, and the current U.S. presidential administration is expected to revise existing environmental regulations and to pursue new initiatives. There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty; however, there has been an increasing amount of legislative and regulatory activity, and a number of legal and regulatory measures and social initiatives have been introduced in an effort to reduce greenhouse gas and other carbon emissions. Any such initiatives, restrictions and requirements could restrict or reduce, or require us to make changes to, our operating activities, which could increase our operating costs, increase our energy, supply and transportation costs or limit their availability, or otherwise adversely affect our results of operations, liquidity or capital resources, and these effects could be material to us. If we fail to comply with existing for future environmental laws or regulations, we may be subject to significant liabilities for fines, penalties, or damages, or lose or be denied significant operating permits. Changes in environmental laws and regulations could also increase our environmental compliance expenditures.

In addition, we have been, and may be in the future, subject to liability allegations involving claims of personal injury or property damage. The operation of complex, large-scale equipment used in a variety of locations and climates and integration of a variety of purchased components entails an inherent risk of disputes and liabilities related to the operation of the equipment and the health and safety of the workers who operate and come into contact with the machinery. Because our services are primarily provided in power plants, claims could arise in different contexts, including fires, explosions and power surges, which can result in significant property damage or personal injury, and equipment failure, which can result in personal injury or damage to other equipment in the power plant.

The insurance policies we maintain to cover claims of this nature are subject to deductibles and recovery limitations, as well as limitations on contingencies covered, and we may, therefore, suffer losses from these claims for which no insurance recovery is available. Such losses could have a material adverse effect on our business.

We may become subject to risks associated with doing business outside the U.S.

We previously provided services in Canada, and we may seek to expand our services outside the U.S. in the future. Doing business internationally creates risk that could materially and adversely affect our business, including: the imposition of trade barriers, currency exchange rate fluctuations and currency controls, longer payment cycles, greater difficulties in accounts receivables collection, difficulties in complying with a variety of foreign laws, changes in legal or regulatory requirements, the potential for shortages of trained labor, complex and uncertain employment environments, exposure to local economic and political conditions, the impact of social unrest, such as risks of terrorism or other hostilities, and potentially adverse tax consequences. To the extent we experience these risks, our business and results of operations could be adversely affected, and, as a result, we may determine to scale back or terminate our international operations. During 2021, we provided services in Canada; however, in early 2022, we lost a major contract with a customer in Canada, and, as a result, we are in the process of exiting the Canadian market. The Company continues to target other growth opportunities within the Company’s end markets and may again expand outside the U.S. in the future, although there can be no assurance that we will be successful in such endeavors outside of the U.S.

We may be unable to effectively manage our growth, including any expansion into international markets.

We are subject to the risk that we may be unable to effectively manage our growth, which requires us to develop and improve our existing administrative and operational systems and our financial and management controls and further expand, train and manage our work force. As we continue this effort, we may incur substantial costs and expend substantial resources in connection with any such expansion due to different technology standards, legal considerations, and cultural differences. We may not be able to efficiently or effectively manage future international operations and growth of such operations, compete effectively in such markets, or recruit top talent and train our personnel. Any failure to successfully manage our expansion may materially and adversely affect our business and future growth and may cause us to scale back or terminate such expansion efforts. In addition, acquisitions and other business transactions may disrupt or otherwise have a negative impact on our business, financial condition and results of operations, and any acquisitions of businesses and their respective assets also involve the risks that the businesses and assets acquired may prove to be less valuable than we expect, and we may assume unknown or unexpected liabilities, costs and problems.

Limitations or modifications to indemnification regulations of the U.S. could adversely affect our business.

We provide services to the nuclear industry. The Price-Anderson Act promotes the nuclear industry by offering broad indemnification to commercial nuclear power plant operators and U.S. Department of Energy (“DOE”) contractors for liabilities arising out of nuclear incidents at power plants licensed by the NRC and at DOE nuclear facilities. That indemnification protects not only the NRC licensee or DOE prime contractor, but also others like us who may be doing work under contract or subcontract for a licensed power plant or under a DOE prime contract. The Energy Policy Act of 2005 extended the period of coverage to include all nuclear power reactors issued construction permits through December 31, 2025. The Price-Anderson Act indemnification provisions may not apply to all liabilities that we might incur while performing services as a contractor for the DOE and the nuclear power industry. If an incident or evacuation is not covered under the Price-Anderson Act’s indemnification provisions, we could be held liable for damages, regardless of fault, which could have an adverse effect on our results of operations and financial condition. In addition, if such indemnification authority is not applicable in the future, for instance, our business could be adversely affected if the owners and operators of nuclear power plants fail to retain our services in the absence of commercially adequate insurance and indemnification. In addition, any well-publicized problem with our nuclear industry services, whether actual or perceived, could adversely affect our reputation and reduce demand for our services.

During 2021, we also provided other services to the nuclear power industry in Canada. Canada’s Nuclear Liability and Compensation Act generally conforms to international conventions and is conceptually similar to the Price-Anderson Act in the U.S.

Our failure to attract and retain qualified personnel, skilled workers and key officers could have an adverse effect on us.

Our ability to attract and retain qualified professional and/or skilled personnel in accordance with our needs, either through direct hiring, subcontracting or acquisition of other firms employing such professionals, is an important factor in determining our future success. The market for these professionals is competitive, and there can be no assurance that we will be successful in our efforts to attract and retain needed personnel. Our ability to successfully execute our business strategy depends, in part, on our ability to attract and retain highly qualified, experienced mechanical, design, structural and software engineers, service technicians and marketing and sales personnel who share our values and are able to operate effectively consistent with our culture. Demand for these workers can, at times, be high and the supply extremely limited, particularly for employees who can work remotely, as the impact of the COVID-19 pandemic has increased remote opportunities. In addition, we may be constrained in hiring and retaining sufficient qualified employees to support our strategy due to general labor shortages in our industry, including potential employee attrition in connection with any applicable COVID-19 vaccine or testing mandates. A lack of qualified personnel or increased turnover rates within our employee base could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain qualified employees. Our success is also highly dependent upon the continued services of our key officers, and we do not maintain key employee insurance on any of our executive officers.

We have experienced significant turnover in our senior management team and reductions in our workforce over the past few years and have promoted or hired new employees to fill certain key roles. In November 2021, the President of Williams Services Group L.L.C., resigned following the Company’s management restructuring, which sought to shift the organizational structure to be more customer-centric. If we are unable to retain qualified personnel, the roles and responsibilities of those employees will need to be filled, which may require that we devote time and resources to identifying, hiring, and integrating new employees. In addition, the failure to attract and retain key employees, including officers, could impair our ability to successfully implement our business strategy, sustain or expand our operations, provide services to our customers, and conduct our business effectively. Furthermore, if key employees do not meet the expectations of their roles, we could experience operational and administrative inefficiencies and added costs that could adversely impact our results of operations, our stock price and our customer relationships and may make recruiting for future management positions more difficult.

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

The Company continues to monitor several factors that may cause our revenue, profits, and financial condition to differ from our historical results, including the impacts of the ongoing COVID-19 pandemic.

In addition, although federal and state governments increased spending as part of efforts to mitigate the impact of COVID-19 on the economy, any recovery from the COVID-19 pandemic and related economic impact may also be slowed or reversed by a number of factors, including delayed deployment and widespread adoption of vaccinations, or additional widespread resurgences in COVID-19 infections. While the COVID-19 pandemic created challenges during 2020, our ability to adapt to uncertainty and quickly deploy our resources to overcome the unknown, helped us to keep our employees safe and produce what we believe are sustainable financial results in 2021, and we do not expect the effects of the pandemic to materially impact our results during 2022.

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

A breach of our information technology systems and security measures as a result of third party action, malware, employee error, malfeasance or otherwise could materially adversely impact our business and results of operations and expose us to customer, supplier and other third party liabilities, as well as result in disruptions to critical systems, theft of funds, data or intellectual property, corruption or loss of data and unauthorized release of proprietary, confidential or sensitive information of ours or our customers. Any damage, security breach, delay or loss of critical data associated with our systems may delay or prevent certain operations and may have a material adverse effect on our financial condition, results of operations and cash flows; in addition, such events could expose us to data and funds loss, disrupt our operations, allow others to unfairly compete with us and subject us to litigation, government enforcement actions, regulatory penalties and costly response measures, and we may not have adequate insurance coverage to compensate us for any losses relating to such events. Any resulting negative publicity could also significantly harm our reputation. As cyber threats continue to advance, we may be required to expend additional significant resources to continue to enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. In addition, cybersecurity and data protection laws and regulations continue to evolve, and are increasingly demanding, which adds compliance complexity and may increase our costs of compliance and expose us to litigation, monetary damages, regulatory enforcement actions or fines in one or more jurisdictions.

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

We are implementing a new enterprise resource planning system. Our failure to implement such system successfully, on time and on budget could have a material adverse effect on us.

We are in the process of implementing a new ERP system, which includes a cloud-based solution, and expect we will be implementing the new system over the next one to one and a half years, beginning in 2022. ERP implementations are complex, time-consuming and involve substantial expenditures on system software and implementation activities. The ERP system will be critical to our ability to provide important information to our management, provide services and customer support, send invoices and track payments, fulfill contractual obligations, obtain and deliver products, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, and otherwise operate our business. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Any such implementation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. The implementation and maintenance of the new ERP system has required, and will continue to require, the investment of significant financial and human resources and the implementation may be subject to delays and cost overruns. In addition, we may not be able to successfully complete the implementation of the new ERP system without experiencing difficulties. Any disruptions, delays or deficiencies in the design and implementation or the ongoing maintenance of the new ERP system could adversely affect our ability to process orders, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, including reports required by the SEC, and otherwise operate our business. New system implementations across the enterprise, such as the implementation of our new ERP system, also pose risks of outages or disruptions, which could affect our suppliers, operations and customers. Issues faced by us or our third-party cloud computing providers, including technological or business-related disruptions and cybersecurity threats, could adversely impact our business, results of operations and financial condition for future periods. Additionally, if we do not effectively implement the ERP system as planned or the system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be delayed, which could cause us to incur significant additional expenses, damage our reputation and have a material adverse effect on us.

Our participation in multiemployer pension plans could adversely impact our liquidity and results of operations.

During 2021, we contributed to approximately 92 multiemployer pension plans throughout the U.S. and, historically, we have contributed to over 150 multiemployer pension plans in which we may have withdrawal liabilities. We believe that our responsibility for potential withdrawal liabilities associated with participating in multiemployer pension plans is limited because the building and construction trades exemption pursuant to the Employee Retirement Income Security Act of 1974 should apply to the substantial majority of our plan contributions. However, pursuant to the Pension Protection Act of 2006 and other applicable laws, we are exposed to other potential liabilities associated with plans that are underfunded. As of December 31, 2021, we had been notified that certain pension plans were in critical funding status. Currently, certain plans are developing, or have developed, a rehabilitation plan that may call for a reduction in participant benefits or an increase in future employer contributions. Therefore, in the future, we could be responsible for potential surcharges, excise taxes and/or additional contributions related to these plans, which could impact our liquidity and results of operations. While we continue to actively monitor, assess and take steps to limit our potential exposure to any surcharges, excise taxes, additional contributions and/or withdrawal liabilities, any market conditions or the number of participating employers remaining in each plan may result in a reorganization, insolvency or mass withdrawal that could have a material adverse effect on the funded status of the multiemployer plans and our potential withdrawal liability.

We are subject to anti-bribery laws, and failure to comply with these laws could result in our becoming subject to penalties and the disruption of our business activities.

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

The increasing focus by stakeholders on environmental, social and governance policies and practices could result in additional costs and could adversely impact our reputation, consumer perception, employee retention and willingness of third parties to do business with us.

There has been increased focus from stakeholders, including investors, consumers and employees, on our environmental, social, or governance (“ESG”) policies and practices, including corporate citizenship and sustainability. Additionally, public interest and legislative pressure related to public companies’ ESG practices continues to grow. If our ESG policies and practices fail to meet regulatory requirements or stakeholders’ evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship ,employee health and safety practices, Board and employee diversity, human capital management, corporate governance and transparency and employing ESG strategies in our operations, our brand, reputation and employee retention may be negatively impacted, and customers and suppliers may be unwilling to do business with us. We could also incur additional costs and require additional resources to monitor, report and comply with various ESG practices, as well as any initiatives or goals we may establish or announce, including those related to climate change. If we do establish such initiatives or goals, there can be no assurance that our stakeholders will agree with our strategy or that we will be successful in achieving such initiatives or goals, and we will remain subject to climate change risks regardless. As a result, the effects of climate change and increased focus by stakeholders on ESG matters could have short- and long-term impacts on our business and operations. Inconsistency of legislation and regulations among jurisdictions and expected additional regulations may also affect the costs of compliance with such laws and regulations. Any assessment of the potential impact of future climate change legislation, regulations or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change where we operate. If we fail to adopt ESG standards or practices as quickly as stakeholders desire, fail, or are perceived to fail, in our achievement of any initiatives or goals, or fail in fully and accurately reporting our progress on any such initiatives and goals, our reputation, business, financial performance and growth may be adversely impacted. Any such matters, or related corporate citizenship and sustainability matters, could have a material adverse effect on our business.

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

The market price of our common stock has historically fluctuated significantly and may be affected by numerous factors (some of which are beyond our control), including:

●	The risk factors described in this Item 1A;
●	Actual or anticipated fluctuations in our operating results and financial condition;
●	Changes in laws or regulations and court rulings and trends in our industry;
●	The significant concentration of ownership of our common stock in the hands of a small number of investors;
●	Changes in supply and demand of components and materials;
●	Changes in tax or accounting standards affecting our industry;
●	A shortfall in operating revenue or net income from that expected by securities analysts and investors;
●	Changes in securities analysts’ estimates of our financial performance or the financial performance of our competitors or companies in our industry;
●	Increase in inflation and higher commodity prices;
●	General conditions in our customers’ industries; and
●	The degree of trading liquidity in our common stock, including our ability to remain listed on the NYSE American, and general market conditions.

Declines in the price of our common stock could impede our ability to obtain additional capital and attract and retain qualified employees and could reduce the liquidity of our common stock. In addition, a reduction in our stock price increases the cost to us, in terms of dilution, of using our equity for employee compensation.

The stock markets have experienced extreme volatility that has often been unrelated to the operating performance of similarly situated companies, including geopolitical instability. These broad market fluctuations may adversely affect the market price of our common stock.

We do not currently expect to pay any cash dividends on our common stock; as such, appreciation in the price of our common stock may be the only method for investors to realize a return on their investment.

We have not paid any dividends since March 2015 and each of the Term Loan and the PNC Facility prohibits us from paying cash dividends. Accordingly, we do not anticipate paying dividends on our common stock in the foreseeable future.

Any future determination with respect to the payment of dividends will be at the discretion of the Board and will depend upon our financial condition, results of operations, capital requirements, general business conditions, terms of financing arrangements and other factors that our Board may deem relevant. Future dividends, their timing and amount will be subject to capital availability and periodic determinations by our Board that cash dividends are in the best interest of our stockholders and are in compliance with all of our respective laws and agreements applicable to the declaration and payment of cash dividends and may be affected by, among other factors: our views on potential future capital requirements for organic initiatives and strategic transactions; debt service requirements; our credit rating; changes to applicable tax laws or corporate laws; limitations in our debt facilities; and changes to our business model. We cannot provide any assurance that we will declare dividends of any particular amounts or at all.

We are subject to anti-takeover effects of certain charter and bylaw provisions and Delaware law, as well as of our substantial insider ownership.

Provisions of our Second Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), Fourth Amended and Restated By-Laws (the “By-Laws”) and Delaware law may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which investors might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our management and Board. These provisions include providing our Board the ability to set the number of directors and to fill vacancies on the Board occurring between stockholder meetings.

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

We may raise additional capital or refinance or restructure our debt by issuing shares of common stock, or other securities convertible into common stock, which would increase the number of shares of common stock outstanding and result in potentially substantial dilution in the equity interest of our current stockholders and may adversely affect the market price of our common stock. For instance, in March 2020, we issued 5,384,615 shares of our common stock in connection with the closing of our $7.0 million rights offering, pursuant to which we received net proceeds of $6.5 million (the “Rights Offering”). We could seek to issue new debt, equity, and hybrid securities in the future. In addition, we have issued shares of our common stock pursuant to private placement exemptions from Securities Act registration requirements and may do so in the future in connection with financings, acquisitions, the settlement of litigation and other strategic transactions. We may also issue equity securities (including, but not limited to, warrants to purchase shares of our common stock) in connection with future financing transactions. The issuance, and the resale or potential resale, of shares of our common stock could adversely affect the market price of our common stock and could be dilutive to our stockholders.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate office is located in Atlanta, Georgia. We do not own any real property. Below is a summary of properties leased by our continuing operations as of December 31, 2021.

	Lease	Approximate
Location	Expiration Date	Sq. Footage	Principal Uses
Tucker, Georgia	March 31, 2023	23,726	Administrative office (corporate headquarters)
Atlanta, Georgia (1)	April 30, 2031	13,870	Administrative office
Astoria, New York	March 31, 2023	4,500	Administrative office/warehouse
Deer Park, Texas	Month to Month	900	Administrative office
Norwalk, Connecticut	August 31, 2024	9,681	Administrative office/warehouse
Tampa, Florida	November 30, 2022	4,400	Administrative office/warehouse
Dothan, Alabama	November 30, 2022	1,100	Administrative office
Jacksonville, Florida	September 30, 2022	10,708	Administrative office/warehouse
Port Elgin, Ontario (2)	April 30, 2022	8,005	Administrative office

(1)	The Company moved its corporate headquarters from Tucker, Georgia to Atlanta, Georgia in March 2022.
(2)	The Company will not renew its lease of office space in Port Elgin, Ontario.

Item 3.  Legal Proceedings.

Litigation and Claims

We are from time-to-time party to various lawsuits, claims and other proceedings that arise in the ordinary course of our business. With respect to all such lawsuits, claims and proceedings, we record a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We do not believe that the resolution of any currently pending lawsuits, claims and proceedings, either individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or liquidity. However, the outcomes of any currently pending lawsuits, claims and proceedings cannot be predicted, and therefore, there can be no assurance that this will be the case.

For a description of our material pending legal and regulatory proceedings and settlements, please refer to “Note 14—Commitments and Contingencies—Litigation and Claims” to the consolidated financial statements included in this Form 10-K.

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

Holders

As of March 7, 2022, there were 26,231,515 shares of our common stock outstanding and 118 holders of record of our common stock. We believe that the number of beneficial holders of our common stock is substantially greater than the number of holders of record.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2021, we did not sell any of our equity securities in transactions that were not registered under the Securities Act of 1933, as amended, not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither we, nor any “affiliated purchaser,” as defined in SEC Rule 10b-18(a)(3), purchased any of our equity securities during the three months ended December 31, 2021.

Item 6.  [Reserved]

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

Our Restructuring

Beginning in 2016, we shifted our strategy to become a preferred provider of construction, maintenance, and specialty services, to exit all product manufacturing businesses and to use the proceeds from the sales to reduce and restructure our term debt, and during 2018, we completed the restructuring of our Company and began expanding our services. Unless otherwise specified, the financial information and discussion in this Form 10-K are as of December 31, 2021 and are based on our continuing operations; they exclude any results of our discontinued operations. Please refer to “Note 4—Changes in Business” to the consolidated financial statements included in this Form 10-K for additional information on our discontinued operations.

In 2018, we implemented major cost reduction initiatives to reduce our overhead costs, including restructuring and consolidating our corporate functions, and began working on a comprehensive strategic plan to grow and improve our business, which was finalized in early 2019. Our strategy has been focused on a comprehensive plan to grow and improve our operations, strengthen our core competencies, aggressively manage working capital, and reduce costs in order to improve liquidity and reduce debt.

During 2021, we changed our corporate management structure to reinforce our customer focus and strengthen operations. The Company added a Chief Operating Officer, an Executive Vice President of Business Development, a Vice President of Safety and a Chief Information Officer to strengthen operational effectiveness. Our Chief Financial Officer was appointed Chief Operating Officer and our Corporate Controller was appointed Chief Financial Officer. We are enhancing our management methods and implementing new information technology and operating systems to augment our efficiency and effectiveness and provide additional process capabilities and enhanced information security.

In early 2022, we lost a major contract with a customer in Canada, and as a result, we are in the process of exiting the Canadian market. This customer contributed to 12% of our revenue in 2021. In addition, in early 2022, we lost a major multi-year contract with a customer within the nuclear decommissioning market.  This customer accounted for 10% of our revenue in 2021, and contributed to a loss of approximately $361.0 million in backlog in the years 2022 through 2029, including backlog of approximately $30.0 million for 2022 and $50.0 million for 2023. We continue to target other growth opportunities within our end markets with greater customer focus and strengthened operational effectiveness. This loss was not a result of performance and does not diminish the Company’s ability to serve its customers.  Please refer to Item 1. Business under “Backlog” and “Note 17—Subsequent Events” included in this Form 10-K for additional information.

Industry Trends and Outlook

Electric Power Generation – We are primarily focused on nuclear and fossil power generation. We are involved in new build power generation facilities, maintenance of existing facilities and the decommissioning of retired facilities. Net electricity generation in the U.S. increased approximately 2.4% in 2021 compared to 2020 according to Fitch research. Fitch projects that electricity generation will increase by 1.5% in 2022.

Nuclear New Builds – In nuclear power generation, we are heavily involved in the construction of the only new nuclear reactors being built in the U.S., Plant Vogtle Units 3 and 4. In 2017, we formed a limited liability company with Bechtel Power Corporation, a global leader in EPC and project management, Richmond County Constructors, LLC (“RCC”). RCC operates as construction subcontractor to Bechtel Power Corporation, which has been selected as the prime construction contractor for the Plant Vogtle Units 3 and 4. RCC provides construction craft labor for the project. Williams is a 25% member in RCC. Plant Vogtle Units 3 and 4 are expected to become operative in 2023. We also have won additional scope of work outside RCC and are currently bidding on other opportunities for direct scope of work. Plant Vogtle Units 3 and 4 are expected to become operative in 2023.

In the future, we believe the nuclear generation market will provide innovative developments and high growth opportunities.  According to Fitch research, the future of nuclear power capacity additions within the U.S. will come from the development of plants using small modular reactor (“SMR”) technologies. SMR technology has several benefits in comparison to traditional nuclear power facilities given their smaller size, including that they require a reduced footprint and lower capital investments and offer several safety benefits. While the “DOE” has already awarded significant funding for research and development towards the development of SMR technologies and pilot projects, there is the potential for additional funding over the coming years given that nuclear is expected to play a key role in the current administration’s efforts toward reaching carbon pollution-free power according to Fitch research.

Nuclear Decommissioning – Given the average age of nuclear facilities in the U.S. of 39 years old, nuclear decommissioning represents one of the fastest growing fields within the nuclear industry. According to the U.S. NRC, as of November 2021, there were 24 shut down commercial nuclear power reactors at 19 sites in various stages of decommissioning. We are currently working with a major contractor in the decommissioning field and believe there may be an opportunity for us to expand our capabilities and more broadly serve the decommissioning of nuclear power facilities. We are actively pursuing projects in the decommissioning market and see this as an opportunity for future growth.

Water and Wastewater Treatment Landscape – Technological advances in order to keep up with population growth and industrial capacity, are transforming the water and wastewater treatment industry. Nationally, the EPA estimates that the cost of replacing all 10 million lead service lines (LSLs) in the U.S. could range from $16 billion to as much as $80 billion. We are expanding our services to target capital projects and maintenance on booster pump stations, well buildouts, treatment expansions, and lift stations within the water and wastewater treatment industry. A significant portion of the November 2021 Infrastructure Investment and Jobs Act has been allocated to improve water infrastructure ($55 billion).

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

Natural Gas Distribution Market – The U.S. accounts for a natural gas pipeline network of 305,000 miles of transmission pipelines and 2.2 million miles of distribution pipes within utility service areas. Natural gas usage remained broadly flat in 2021 with gas delivered to consumers rising only 0.1%. In the long-term it is expected that natural gas will likely serve as a transition fuel with the expected growth in demand, driven mostly by the power sector, projected to average at 1.6% year-over-year from 2022 to 2030. Nationwide, about 40% of natural gas is used for energy production and the remainder is mostly used for commercial uses (heating and cooking) and industrial uses. In New York and the northeastern U.S., we are involved in projects forecasted to invest in a range of $500 million to $1.5 billion in infrastructure improvements related to natural gas distribution. The Company estimates that the market opportunity is worth $6.0 billion per year.

Transmission and Distribution and Storm Hardening – Following extensive damage from storms, such as Hurricane Irma in 2017 and Hurricane Michael in 2018, the Florida legislature passed Senate Bill 796 in 2019. Bill 796 requires investor owned utilities to file 10-year storm protection plans in order to strengthen its grid as a prevention measure from future hurricane damage. In 2021, utilities operating in Florida included projects with a value of approximately $20 billion within their 10-year storm-hardening plans in Florida with execution that began in 2020. We have a significant presence in the Florida market and our activities have historically included infrastructure projects that are comparable to those that are included in the planned projects.  We believe that we are positioned with the talent and experience to be part of these undergrounding projects related to storm hardening and are currently working with utility companies to identify and pursue these opportunities. A significant portion of the Infrastructure Investment and Jobs Act has been allocated to improve power infrastructure ($73 billion).

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

	Year Ended December 31,
(in thousands)	2021	2020
Revenue	$304,946	$269,051
Cost of revenue	273,520	235,035
Gross profit	31,426	34,016

Selling and marketing expenses	950	569
General and administrative expenses	23,409	23,721
Depreciation and amortization expense	190	187
Total operating expenses	24,549	24,477
Operating income	6,877	9,539

Interest expense, net	5,001	6,083
Loss on extinguishment of debt	—	1,455
Other income, net	(1,619)	(1,367)
Income from continuing operations before income tax expense	3,495	3,368
Income tax expense	793	1,385
Income from continuing operations	$2,702	$1,983

Revenue for the year ended December 31, 2021 increased $35.9 million, or 13.3% compared with 2020. The increase in revenue was primarily driven by our growth in the decommissioning market of $26.1 million, and the timing of a planned utility outage related to our long-term maintenance and modification contract of $18.9 million. In addition, our volume increased in the fossil fuel market by $13.8 million. These increases were partially offset by reduced volume in the nuclear market of $26.1 million.

Gross profit for the year ended December 31, 2021 decreased $2.6 million, or 7.6% compared with 2020. The decrease was primarily driven by cost overruns on uncompleted fixed price projects in the industrial markets we serve in Florida. The decrease was partially offset by growth in the decommissioning market and the timing of a planned utility outage related to our long-term maintenance and modification contract, each of which has a lower gross margin profile compared to other services we perform and accounted for a greater portion of revenue compared with 2020.

Operating income for the year ended December 31, 2021 decreased $2.7 million, or 27.9% compared with 2020, due primarily to the decrease in gross profit of $2.6 million and an increase of $0.4 million in selling and marketing expenses. This was partially offset by a decrease of $0.3 million in general and administrative costs.

General and Administrative Expenses

	Year Ended December 31,
($ in thousands)	2021	2020
Employee-related expenses	$12,518	$12,237
Stock-based compensation expense	3,045	2,503
Professional fees	2,799	3,645
Other expenses	5,047	5,336
Total	$23,409	$23,721

Total general and administrative expenses for the year ended December 31, 2021 decreased $0.3 million, or 1.3%, compared with 2020. The decrease was primarily driven by a reduction of $0.8 million in professional fees due to a claim recovery on previously incurred expenses and a $0.3 million decrease in other expenses related to our cost reduction initiatives. These decreases were partially offset by increases of $0.3 million in employee-related expenses due to increased compensation costs, and a $0.5 million increase in stock-based compensation expense due to an accelerated vesting of restricted stock awards along with a new grant of restricted stock units and awards to key employees and non-employee directors.

Other Expense, Net

	Year Ended December 31,
($ in thousands)	2021	2020
Interest expense, net	$5,001	$6,083
Loss on extinguishment of debt	—	1,455
Other income, net	(1,619)	(1,367)
Total	$3,382	$6,171

Total other expense, net, for the year ended December 31, 2021 decreased $2.8 million, or 45.2%, compared with 2020. The decrease was primarily due to a $1.1 million decrease in interest expense resulting from the refinancing of our previous debt facilities. We also recorded a non-recurring $1.5 million loss recognized in 2020 related to our unamortized debt issuance costs and other fees related to extinguishment of our previous term loan.

Income Tax Expense

	Year Ended December 31,
($ in thousands)	2021	2020
Income tax expense	$793	$1,385

We recorded income tax expense from continuing operations of $0.8 million and $1.4 million in 2021 and 2020, respectively. Our effective tax rates from continuing operations were 22.8% and 41.1% for the years ended December 31, 2021 and 2020, respectively.

The income tax expense in 2021 was mainly comprised of a $0.8 million Canadian tax provision and the $0.3 million foreign withholding tax deferred expense related to the APB 23 deferred tax liability accrued for the undistributed Canadian earnings, with the rest attributable to interest and penalties accrued on uncertain tax positions, partially offset by the release of 2010 uncertain tax positions, and the net increase in the indefinitely-lived deferred tax assets related to post-2017 NOLs and Section 163(j) interest addback carryover, which was partially offset by an increase in deferred tax liabilities related to indefinitely-lived intangibles.

Discontinued Operations

Please refer to “Note 4—Changes in Business” to the consolidated financial statements included in this Form 10-K for information regarding discontinued operations.

Liquidity and Capital Resources

During 2021, our principal sources of liquidity were borrowings under the PNC Facility and effective management of our working capital. Our principal uses of cash were to pay for customer contract-related material, labor and subcontract labor, operating expenses, and interest expense on the Term Loan and the PNC Facility. See discussion in “Note 10—Debt” to the consolidated financial statements included in this Form 10-K for additional information regarding the Term Loan and the PNC Facility.

Net Cash Flows

Our net consolidated cash flows, including cash flows related to discontinued operations, consisted of the following:

	Year Ended December 31,
(in thousands)	2021	2020
Cash flows provided by (used in):
Operating activities	$(4,497)	$11,181
Investing activities	(538)	(117)
Financing activities	(1,280)	(9,826)
Effect of exchange rate changes on cash	81	128
Net change in cash, cash equivalents and restricted cash	$(6,234)	$1,366

Cash and Cash Equivalents

As of December 31, 2021, our operating unrestricted cash and cash equivalents decreased $6.2 million to $2.5 million. As of  December 31, 2021, $0.7 million of our operating cash balance was held in U.S. bank accounts and $1.8 million in Canadian bank accounts. Total liquidity (the sum of unrestricted cash and availability under the PNC Facility) was $27.7 million as of December 31, 2021.

At March 7, 2022, we had $1.9 million in unrestricted cash and cash equivalents that could be used, along with normal cash flows from operations, to fund unanticipated shortfalls in future cash flows.

Operating Activities

Cash flows from operating activities result primarily from earnings sources and are affected by changes in operating assets and liabilities, which consist primarily of working capital balances related to our projects. For the year ended December 31, 2021, cash from operating activities decreased $15.7 million to $4.5 million cash used in operating activities compared to $11.2 million cash provided by operating activities in 2020. The decrease in our operating cash in 2021 was primarily attributable to a $7.8 million increase in accounts receivable, a $4.7 million increase in contract assets, and $4.7 million increase in other current assets. These amounts were partially offset by a $1.2 million increase in net income, a $5.9 million increase in accounts payable and a $6.2 million decrease in cash and cash equivalents.

During 2021, our working capital increased $3.2 million, or 17.8%, to $20.9 million compared to $17.7 million in 2020, primarily as a result of the changes described above.

Investing Activities

For the years ended December 31, 2021 and 2020, our investing activities did not have a significant impact on our net cash flows.

Financing Activities

For the year ended December 31, 2021, net cash used in financing activities was $1.3 million primarily due to $1.1 million cash used to pay down our Term Loan and $0.5 million cash used in connection with our stock-based awards for payments of statutory taxes, which was partially offset by cash provided by our borrowings under the PNC Facility exceeding our repayments from customer cash receipts by $0.3 million. At any point in time, the outstanding balance under  the PNC Facility is a function of the timing of collections of our customer receivables and the timing of our cash expenditure needs for the following week for payment of trade payable obligations, payroll, and related tax obligations. For additional information about our outstanding debt, including the Term Loan and the PNC Facility, please refer to “Note 10—Debt” to the consolidated financial statements included in this Form 10-K.

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

Effect of Exchange Rate Changes on Cash

For the years ended December 31, 2021 and 2020, the effect of Canadian foreign exchange rate changes on our cash balances was not material.

Dividends

We do not currently anticipate declaring dividends in the future. As of December 31, 2021, the terms of the Term Loan and PNC Facility restricted our ability to pay dividends. In addition, the timing and amounts of any dividends would be subject to determination and approval by our Board of Directors.

Liquidity Outlook

Overall, we expect liquidity to improve through 2022 as a result of managing our borrowing and repayments of our PNC Facility and expected net profits. However, we may experience periodic short-term constraints on our liquidity as a result of the cash flow requirements of specific projects. A high percentage of our cost of service comes from weekly craft labor payrolls, and the lag between incurrence of those payrolls and the subsequent collection of the resulting customer billings results in negative cash flows for that time period. Although we utilize the PNC Facility to address those time period negative cash flows, contract terms restricting customer invoicing frequency, delays in customer payments, and underlying surety bonds negatively impact our available borrowing base. We believe that we have sufficient resources to satisfy our 2022 working capital requirements and our long-term liquidity needs and foreseeable material cash requirements, as we strategically use our $30.0 million borrowing availability under our PNC Facility and continue to implement our future growth initiatives. A variety of factors can affect our short- and long-term liquidity, which impact could be material, including, but not limited to: cash for operations; matters relating to our contracts, including contracts billed based on milestones that may require us to incur significant expenditures prior to collections from our customers and others that allow for significant upfront billing at the beginning of a project, which temporarily increases liquidity in the near term; the outcome of potential contract disputes, which may be significant; payment collection issues, including those caused by economic slowdowns or other factors which can lead to credit deterioration of our customers; required payments on the Term Loan and the PNC Facility and on our operating and finance leases; pension obligations requiring annual contributions to multiemployer pension plans; insurance coverage for contracts that require us to indemnify third parties; and issuances of letters of credit. We believe that we have adequate sources of liquidity to meet our long-term liquidity needs of developing key management and craft personnel, enhancing our services to meet new opportunities and obtaining the amount of capital needed to drive our long-term growth initiatives of attracting new customers and expanding our market reach. In the event that we are unable to address potential liquidity shortfalls in the future, management will need to seek additional funding, which may not be available on reasonable terms, if at all.

While we have been adversely affected by the COVID-19 pandemic, we currently cannot predict the ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows, as such impact is dependent on future developments, including the duration and severity of the pandemic and the related length of its impact on the global economy, which remain uncertain and cannot be predicted at this time. During 2021, we experienced a decrease in new business development based on restrictions on travel and in-person meetings, and stricter safety guidelines, coupled with decreased spending related to market uncertainty due to COVID-19. Any recovery from the COVID-19 pandemic and related economic impact may also be slowed or reversed by a number of factors, including the continued sporadic outbreaks of COVID-19 cases, the ongoing spread of new COVID-19 variants and the impact of COVID-19 vaccines, including the speed at which they are approved, disseminated and widely adopted and their effectiveness against COVID-19 and its evolving strains. Management will continue to closely monitor conditions using the data available and will draw on the expertise of health officials, including the latest recommendations from the Centers for Disease Control and Prevention and the on-site medical professionals. Our liquidity, as well as our ability to satisfy our working capital requirements, may be adversely affected to some degree by the COVID-19 pandemic. We currently believe that the impact of COVID-19 will not negatively impact our ability to comply with the covenants under our existing credit facilities. However, we cannot provide any assurance that the assumptions used to estimate our liquidity requirements will remain accurate due to the unprecedented nature and the unpredictability of the COVID-19 global pandemic and its potential impact on us and our customer base. As a consequence, our estimates of the duration and severity of the pandemic and its impact on our future earnings and cash flows could change and have a material impact on our results of operations and financial condition. In addition, even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of the pandemic’s global economic impact, including any recession that has occurred or may occur in the future.

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

As of December 31, 2021, we had a contingent liability for issued and outstanding standby letters of credit, generally issued to secure performance on customer contracts. As of December 31, 2021, we had $0.5 million of letters of credit under the PNC facility sublimit and $0.4 million of outstanding cash collateralized standby letters of credit pursuant to a prior revolving credit facility with Wells Fargo Bank, National Association, and there were no amounts drawn upon these letters of credit. In addition, as of December 31, 2021, we had outstanding payment and performance surety bonds on projects of $67.6 million. Our subsidiaries also provide financial guarantees for certain contractual obligations in the ordinary course of business.

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

For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for our reporting unit. Under the market approach, the fair value is determined by utilizing comparative market multiples in the valuation estimates. The fair value of our Williams reporting unit exceeded book value on December 31, 2021.

Similarly, the testing of our trade names for potential impairment involves the comparison of the carrying value for each trade name to its estimated fair value, which is determined using the relief from royalty method.

Impairment write-downs are charged to results of operations in the period in which the impairment is determined. We recorded no impairment write-downs in 2021.

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

Insurance. The Company maintains insurance coverage for most insurable aspects of its business and operations. The Company’s insurance programs, including, but not limited to, health, general liability, and workers’ compensation, have varying coverage limits depending upon the type of insurance. We retain exposure to potential losses based on deductibles, coverage limits and retentions. For the year ended December 31, 2021 and 2020, insurance expense, including insurance premiums related to the excess claim coverage and claims incurred for continuing operations, was $2.0 million and $2.4 million, respectively.

The Company’s consolidated balance sheets include amounts representing its probable estimated liability related to insurance-related claims that are known and have been asserted against the Company, and for insurance-related claims that are believed to have been incurred, but had not yet been reported as of December 31, 2021 and 2020. As of December 31, 2021, and 2020, the Company provided $0.9 million and $0.5 million, respectively, in letters of credit and provided cash collateral of $1.0 million and $0.6 million, respectively, as security for possible workers’ compensation claims.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes”, which simplifies the accounting for income taxes by removing certain exceptions for investments, intraperiod allocations and interim calculations, and adding guidance to reduce complexity in accounting for income taxes. The update is effective for annual periods beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company historically did not rely on the exceptions in computing the tax provision. The Company adopted the guidance as of January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s financial statements.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rules 13a-15(e) or 15d-15(e) of the Exchange Act. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, under the supervision of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were not effective due to the material weakness described below. However, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the financial statements in this Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weakness in Internal Control Over Financial Reporting

We identified a material weakness in our internal control over financial reporting that existed as of December 31, 2021. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have determined that we did not design and maintain effective user access controls to adequately restrict user access and the ability to modify financial data within certain financial applications, including ensuring appropriate segregation of duties relating to the preparation and review of journal entries in these financial applications. This control deficiency did not result in a misstatement of the Company’s annual or interim consolidated financial statements. However, this control deficiency could have resulted in misstatements of interim or annual consolidated financial statements and disclosures that may have been material. Therefore, management has concluded that: (1) this control deficiency constitutes a material weakness; and (2) in turn,  the Company did not maintain effective internal control over financial reporting as of December 31, 2021.

Management’s Plan to Remediate the Material Weakness

Management has evaluated the material weakness described above and is in the process of updating its design and implementation of internal control over financial reporting to remediate the aforementioned material weakness and enhance the Company’s internal control environment. However, the implemented and enhanced controls have not operated for a sufficient period of time to demonstrate that the material weakness was remediated as of December 31, 2021. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the Internal Control–Integrated Framework (2013). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring. Based on this evaluation, our management concluded that the Company’s internal control over financial reporting as of December 31, 2021 was not effective due to the following material weakness that was identified by management:

●	We did not design and maintain effective user access controls to adequately restrict user access and the ability to modify financial data within certain financial applications, including ensuring appropriate segregation of duties relating to the preparation and review of journal entries in these financial applications.

The control deficiency identified above did not result in a misstatement of the Company’s annual or interim consolidated financial statements. However, this control deficiency could have resulted in misstatements of interim or annual consolidated financial statements and disclosures that may have been material.

The attestation report of our independent registered public accounting firm on our internal control over financial reporting is included in this Form 10-K under Item 8. Financial Statements and Supplementary Data.

Changes in Internal Control over Financial Reporting

While we continue to implement design enhancements to our internal control procedures, we believe that, other than the changes described above regarding the ongoing remediation efforts, there were no changes to our internal control over financial reporting which were identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In addition, we are engaged in a transformation project to upgrade our ERP system to a cloud-based platform to increase efficiency, provide additional process capabilities and enhance information security. We currently expect this upgrade to be completed in early 2023.

Item 9B.  Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Item 10 with respect to our executive officers is included in Part I of this Form 10-K under the caption “Information about our Executive Officers”. The other information required by this Item is incorporated herein by reference to the information included under the captions “Proposal No. 1 – Election of Directors,” “Delinquent Section 16(a) Reports,” and “The Board, its Committees and its Compensation – Board Leadership Structure and Committee Composition” in our Proxy Statement for the 2022 Annual Meeting of Stockholders, which we plan to file within 120 days after December 31, 2021, the end of our fiscal year.

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

Item 11. Executive Compensation.

The information required by Item 11 is incorporated by reference to the information included under the captions “Executive Compensation,” “The Board, its Committees and its Compensation – Director Compensation” and “The Board, its Committees and its Compensation – 2021 Director Compensation” in our Proxy Statement for the 2022 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to the information included under the captions “Executive Compensation – Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2022 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference to the information included under the captions “Certain Relationships and Related Transactions” and “The Board, its Committees and its Compensation – Director Independence” in our Proxy Statement for the 2022 Annual Meeting of Stockholders.

Item 14.  Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference to the information included under the caption “Proposal No. 2 – Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2022 Annual Meeting of Stockholders.

Part IV

Item 15.  Exhibits and Financial Statement Schedules.

Documents filed as part of this Report:

Financial Statements: The following reports of our independent accountants and our consolidated financial statements are set forth in the index beginning on page F-1:

●	Reports of Independent Registered Public Accounting Firm (Moss Adams LLP, Dallas, Texas, PCAOB ID: 659)
●	Consolidated Balance Sheets as of December 31, 2021 and 2020
●	Consolidated Statements of Operations for the years ended December 31, 2021 and 2020
●	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021 and 2020
●	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021 and 2020
●	Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020
●	Notes to the Consolidated Financial Statements

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

3.4	Fourth Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 to our Form 8-K filed with the Commission on June 29, 2018 and incorporated herein by reference).
4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to our Form 8-K filed with the Commission on June 29, 2018 and incorporated herein by reference).
4.2	Description of the Company’s Registered Securities (filed as Exhibit 4.2 to our Form 10-K filed with the Commission on March 31, 2021 and incorporated herein by reference).
10.1

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

10.2	Short-Term Incentive Plan (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on February 26, 2013 and incorporated herein by reference).*
10.3	2015 Equity Incentive Plan (as amended and restated as of May 12, 2020) (filed as Exhibit 10.6 to our Form 10-Q filed with the Commission on May 13, 2020 and incorporated herein by reference).*
10.4	Executive Severance Plan, as Amended and Restated on August 19, 2015 (filed as Exhibit 10.2 to our Form 8 K filed with the Commission on September 25, 2015 and incorporated herein by reference).*
10.5	Form of Performance Based Restricted Share Unit Agreement (filed as Exhibit 10.66 to our Form 10-K filed with the Commission on March 15, 2017 and incorporated herein by reference).*
10.6

Form of Performance-Based Restricted Share Unit Agreement (dated April 17, 2017) (filed as Exhibit 10.2 to our Form 10-Q filed with the Commission on December 19, 2017 and incorporated herein by reference).*

10.7

Employment Agreement, dated June 20, 2018, by and between the Company and Tracy D. Pagliara (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on June 26, 2018 and incorporated herein by reference).*

10.8

Employment Agreement, dated August 12, 2019, between the Company and Charles E. Wheelock (filed as Exhibit 10.5 to our Form 10-Q filed with the Commission on August 14, 2019 and incorporated herein by reference).*

10.9	Form of Restricted Shares Award Agreement (dated January 22, 2019) (filed as Exhibit 10.42 to our Form 10-K filed with the Commission on April 1, 2019 and incorporated herein by reference).*
10.10	Form of Time-Based Restricted Share Unit Agreement (2019) (filed as Exhibit 10.2 to our Form 10-Q filed with the Commission on August 14, 2019 and incorporated herein by reference).*
10.11	Form of Cash-Based Performance Award Agreement (2019) (filed as Exhibit 10.3 to our Form 10-Q filed with the Commission on August 14, 2019 and incorporated herein by reference).*
10.12

Employment Agreement, dated September 30, 2019, between the Company and Randall R. Lay (filed as Exhibit 10.2 to our Form 10-Q filed with the Commission on November 14, 2019 and incorporated herein by reference).*

10.13

Time-Based Restricted Share Unit Agreement (Inducement Grant), dated September 30, 2019, between the Company and Randall R. Lay (filed as Exhibit 10.3 to our Form 10-Q filed with the Commission on November 14, 2019 and incorporated herein by reference).*

10.14

Performance-Based Restricted Share Unit Agreement (Inducement Grant), dated September 30, 2019, between the Company and Randall R. Lay (filed as Exhibit 10.4 to our Form 10-Q filed with the Commission on November 14, 2019 and incorporated herein by reference).*

10.15	Form of Time-Based Award Agreement (March 31, 2020) (filed as Exhibit 10.4 to our Form 10-Q filed with the Commission on May 13, 2020 and incorporated herein by reference).*
10.16	Form of Performance-Based Award Agreement (March 31, 2020) (filed as Exhibit 10.20 to our Form 10-K filed with the Commission on March 31, 2021 and incorporated herein by reference).*
10.17

Offer Letter, dated November 14, 2019, between the Company and Michael K. (Kelly) Powers (filed as Exhibit 10.4 to our Form 10-Q filed with the Commission on November 12, 2020 and incorporated herein by reference).*

10.18

Term Loan, Guarantee and Security Agreement, dated December 16, 2020, among Williams Industrial Services Group Inc., as borrower, EICF Agent LLC, as agent, and the other credit parties party thereto (filed as Exhibit 10.24 to our Form 10-K filed with the Commission on March 31, 2021 and incorporated herein by reference).**

10.19

Revolving Credit and Security Agreement, dated December 16, 2020, among Williams Industrial Services Group Inc., Williams Industrial Services Group, L.L.C., Williams Industrial Services, LLC, Williams Specialty Services, LLC, Williams Plant Services, LLC, Williams Global Services, Inc., and Construction & Maintenance Professionals, LLC, as borrowers, Global Power Professional Services Inc., GPEG, LLC, Steam Enterprises LLC, WISG Canada Ltd., WISG Nuclear Ltd. and WISG Electrical Ltd., as guarantors, and PNC Bank, National Association, as agent, and the lenders party thereto (filed as Exhibit 10.25 to our Form 10-K filed with the Commission on March 31, 2021 and incorporated herein by reference).**

10.20	Form of Time-Based Unit Agreement (March 31, 2021) (filed as Exhibit 10.1 to our Form 10-Q filed with the Commission on May 19, 2021 and incorporated herein by reference).*
10.21	Form of Performance-Based Award Agreement (March 31, 2021) (filed as Exhibit 10.2 to our Form 10-Q filed with the Commission on May 19, 2021 and incorporated herein by reference).*
10.22

Employment Agreement, dated November 15, 2021, between the Company and Damien Vassall (filed as Exhibit 10.1 to our Form 10-Q filed with the Commission on November 17, 2021 and incorporated herein by reference).*

10.23	Form of Restricted Shares Award Agreement (Non-Employee Directors) (2022).*♦
21.1	Subsidiaries of the Company.♦
23.1	Consent of Independent Registered Public Accounting Firm (Moss Adams LLP).♦
24.1	Powers of Attorney for our directors and certain executive officers (included on signature page).♦
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.♦
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.♦
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.♦

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

Dated: March 16, 2022

WILLIAMS INDUSTRIAL SERVICES GROUP INC.

By:	/s/ Tracy D. Pagliara
Tracy D. Pagliara, President and Chief Executive Officer

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints Tracy D. Pagliara, President and Chief Executive Officer, and Charles E. Wheelock, Senior Vice President, Chief Administrative Officer, General Counsel and Secretary, and each of them singly, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all the said attorneys-in-fact and agents or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

r
NAME	TITLE	DATE

/s/ Tracy D. Pagliara	Chief Executive Officer, President and Director (Principal Executive Officer)	March 16, 2022
Tracy D. Pagliara

/s/ Damien A. Vassall	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2022
Damien A. Vassall

/s/ Robert B. Mills	Director and Chairman of the Board	March 16, 2022
Robert B. Mills

/s/ DAVID A. B. BROWN	Director	March 16, 2022
David A. B. Brown

/s/ STEVEN D. DAVIS	Director	March 16, 2022
Steven D. Davis

/s/ LINDA A. GOODSPEED	Director	March 16, 2022
Linda A. Goodspeed

/s/ NELSON OBUS	Director	March 16, 2022
Nelson Obus

/s/ Mitchell I. Quain	Director	March 16, 2022
Mitchell I. Quain

Item 8. Financial Statements and Supplementary Data

Williams Industrial Services Group Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Williams Industrial Services Group Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Williams Industrial Services Group Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO because a material weakness in internal control over financial reporting existed as of that date as the Company did not design and maintain effective user access controls to adequately restrict user access and the ability to modify financial data within certain financial applications, including ensuring appropriate segregation of duties relating to the preparation and review of journal entries in these financial applications. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

As described in Notes 2 and 9, the Company has lump sum contracts which generally include a single performance obligation for which revenue is recognized over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. The Company recognizes revenues for lump sum contracts over the contract term (“over time”) as construction work progresses. The accounting for these contracts involves judgement as it relates to determining total estimated revenue (transaction price)  and estimating total costs to be incurred at contract completion. Costs of operations are typically recognized as incurred, and the Company’s revenues, including estimated profits, are recorded proportionately as costs are incurred based on the ratio of costs incurred to date to the total estimated costs at completion for the respective performance obligations. Assumptions as to the occurrence of future events and the likelihood and amount of variable consideration, including the impact of change orders, rate true-up provisions, retainage, penalties and liquidated damages are made during the contract performance period (collectively referred to as “variable consideration”). The Company estimates variable consideration at the most likely amount it expects to receive and includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.

Given the significant judgement necessary to account for the Company’s lump sum contracts including total costs to be incurred at contract completion, and variable consideration, which are complex and subject to many variables, auditing the corresponding balances and related accounting estimates required extensive audit effort due to the complexity of these estimates, and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.

The primary procedures we performed to address this critical audit matter included:

●	We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls over the contract management cycle, including those related to the accumulation of the estimated costs to complete a contract and the estimation of variable consideration.
●	Testing a selection of lump sum contracts focusing on risk- based characteristics. We evaluated the assumptions and judgments underlying the accounting for these significant contracts as follows:
o	Compared management’s estimated costs to complete to historical contract performance relative to overall contractual commitments and estimated gross margin at December 31, 2021.
o	Compared a sample of material and labor costs to underlying third party invoices and payroll records.

o	Performed an analysis at the contract level comparing actual gross profit to prior year estimated gross profit for the same contract to evaluate management’s ability to estimate costs and variable consideration.
o	Confirmed contract terms and applicable balances with direct correspondence with the Company’s customers.

/s/ Moss Adams LLP

Dallas, Texas

March 16, 2022

We have served as the Company’s auditor since 2017.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$2,482	$8,716
Restricted cash	468	468
Accounts receivable, net of allowance of $427 and $351, respectively	35,204	27,549
Contract assets	12,683	7,969
Other current assets	11,049	6,457
Total current assets	61,886	51,159

Property, plant and equipment, net	653	309
Goodwill	35,400	35,400
Intangible assets	12,500	12,500
Other long-term assets	5,712	5,712
Total assets	$116,151	$105,080

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,168	$6,210
Accrued compensation and benefits	12,388	15,800
Contract liabilities	3,412	2,529
Short-term borrowings	676	352
Current portion of long-term debt	1,050	1,050
Other current liabilities	11,017	7,170
Current liabilities of discontinued operations	316	342
Total current liabilities	41,027	33,453
Long-term debt, net	30,328	30,728
Deferred tax liabilities	2,442	2,440
Other long-term liabilities	1,647	2,098
Long-term liabilities of discontinued operations	4,250	4,466
Total liabilities	79,694	73,185
Commitments and contingencies (Note 10, 13, and 14)
Stockholders’ equity:
Common stock, $0.01 par value, 170,000,000 shares authorized and 26,408,789 and 25,926,333 shares issued, respectively, and 25,939,621 and 25,336,442 shares outstanding, respectively	261	256
Paid-in capital	92,227	90,292
Accumulated other comprehensive income	(95)	28
Accumulated deficit	(55,930)	(58,673)
Treasury stock, at par (469,168 and 589,891 common shares, respectively)	(6)	(8)
Total stockholders’ equity	36,457	31,895
Total liabilities and stockholders’ equity	$116,151	$105,080

The accompanying notes are an integral part of these consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except share and per share data)	2021	2020
Revenue	$304,946	$269,051
Cost of revenue	273,520	235,035

Gross profit	31,426	34,016

Selling and marketing expenses	950	569
General and administrative expenses	23,409	23,721
Depreciation and amortization expense	190	187
Total operating expenses	24,549	24,477

Operating income	6,877	9,539

Interest expense, net	5,001	6,083
Loss on extinguishment of debt	—	1,455
Other income, net	(1,619)	(1,367)
Total other expense, net	3,382	6,171

Income from continuing operations before income tax expense	3,495	3,368
Income tax expense	793	1,385
Income from continuing operations	2,702	1,983

Income (loss) from discontinued operations before income tax expense	172	(405)
Income tax expense	131	40
Income (loss) from discontinued operations	41	(445)

Net income	$2,743	$1,538

Basic earnings (loss) per common share
Income from continuing operations	$0.11	$0.08
Income (loss) from discontinued operations	—	(0.02)
Basic earnings per common share	$0.11	$0.06

Diluted earnings (loss) per common share
Income from continuing operations	$0.10	$0.08
Income (loss) from discontinued operations	—	(0.02)
Diluted earnings per common share	$0.10	$0.06

The accompanying notes are an integral part of these consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(in thousands)	2021	2020
Net income	$2,743	$1,538
Foreign currency translation adjustment	(123)	(194)
Comprehensive income	$2,620	$1,344

The accompanying notes are an integral part of these consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
	Common Shares			Other
	$0.01 Per Share		Paid-in	Comprehensive	Accumulated	Treasury Shares
(in thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Total
Balance, December 31, 2019	19,794,270	$198	$81,964	$222	$(60,211)	(737,075)	$(9)	$22,164
Issuance of common stock	5,384,615	54	6,431	-	-	-	-	6,485
Issuance of restricted stock units	840,682	-	-	-	-	223,216	2	2
Tax withholding on restricted stock units	(93,234)	4	(227)	-	-	(76,032)	(1)	(224)
Share-based compensation	-	-	2,124	-	-	-	-	2,124
Foreign currency translation	-	-	-	(194)	-	-	-	(194)
Net income	-	-	-	-	1,538	-	-	1,538
Balance, December 31, 2020	25,926,333	$256	$90,292	$28	$(58,673)	(589,891)	$(8)	$31,895
Issuance of restricted stock units	482,456	4	-	-	-	120,723	2	6
Tax withholding on restricted stock units	-	1	(559)	-	-	-	-	(558)
Share-based compensation	-	-	2,494	-	-	-	-	2,494
Foreign currency translation	-	-	-	(123)	-	-	-	(123)
Net income	-	-	-	-	2,743	-	-	2,743
Balance, December 31, 2021	26,408,789	$261	$92,227	$(95)	$(55,930)	(469,168)	$(6)	$36,457

The accompanying notes are an integral part of these consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2021	2020
Operating activities:
Net income	$2,743	$1,538
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net (income) loss from discontinued operations	(41)	445
Deferred income tax provision	2	242
Depreciation and amortization on plant, property and equipment	190	187
Amortization of deferred financing costs	831	1,536
Amortization of debt discount	200	—
Gain on disposals of property, plant and equipment	—	(104)
Debt extinguishment expenses	—	1,211
Bad debt expense	77	(351)
Stock-based compensation	3,045	2,546
Changes in operating assets and liabilities:
Accounts receivable	(7,826)	11,107
Contract assets	(4,700)	(699)
Other current assets	(4,682)	(3,903)
Other assets	(337)	3,972
Accounts payable	5,860	(10,438)
Accrued and other liabilities	(538)	4,532
Contract liabilities	879	(176)
Net cash provided by (used in) operating activities, continuing operations	(4,297)	11,645
Net cash used in operating activities, discontinued operations	(200)	(464)
Net cash provided by (used in) operating activities	(4,497)	11,181
Investing activities:
Purchase of property, plant and equipment	(538)	(117)
Net cash used in investing activities	(538)	(117)
Financing activities:
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(554)	(227)
Proceeds from issuance of common stock	—	6,489
Debt issuance costs	—	(4,200)
Debt refinancing costs and original issue discount	—	(2,003)
Proceeds from short-term borrowings	289,379	262,695
Repayments of short-term borrowings	(289,055)	(273,192)
Proceeds from long-term debt	—	35,000
Repayments of long-term debt	(1,050)	(34,388)
Net cash used in financing activities	(1,280)	(9,826)
Effect of exchange rate change on cash	81	128
Net change in cash, cash equivalents and restricted cash	(6,234)	1,366
Cash, cash equivalents and restricted cash, beginning of year	9,184	7,818
Cash, cash equivalents and restricted cash, end of year	$2,950	$9,184

Supplemental Disclosures:
Cash paid for interest	$3,674	$4,316
Cash paid for income taxes, net of refunds	$2,128	$—
Noncash fee related to revolving debt facility	$—	$150

The accompanying notes are an integral part of these consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS AND ORGANIZATION

Effective June 29, 2018, Global Power Equipment Group Inc. changed its name to Williams Industrial Services Group Inc. (together with its wholly owned subsidiaries, “Williams,” the “Company,” “we,” “us” or “our,” unless the context indicates otherwise) to better align its name with the Williams business, and its stock now trades on the NYSE American LLC (the “NYSE American”) under the ticker symbol “WLMS.” Williams has been safely helping plant owners and operators enhance asset value for more than 50 years. It provides a broad range of construction, maintenance, and support services to customers in energy, power, and industrial end markets. Williams’ mission is to be the preferred provider of construction, maintenance, and specialty services through commitment to superior safety performance, focus on innovation, and dedication to delivering unsurpassed value to its customers. The Company’s corporate headquarters are located in Atlanta, Georgia.

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

In 2017, the Company formed a limited liability company (“LLC”) with an unrelated third party for the execution of a nuclear plant construction project. The Company has a 25 percent participation interest in this LLC, with distribution of expected gains and losses being proportionate to its participation interest. Although the LLC holds the construction contract with the client, the services required by the contract are performed by either the LLC, the Company, or the other member of the LLC, or by other subcontractors under subcontracting agreements with the LLC. The Company accounts for its investment in this LLC using the equity method. The Company’s investment in this LLC was $2.5 million and $1.7 million as of December 31, 2021 and 2020, respectively, and was included in other long-term assets on the consolidated balance sheets. Accounts receivable related to work performed for the Company’s unconsolidated investment in the LLC, included in accounts receivable, net, on the consolidated balance sheets, was $4.6 million and $3.9 million as of December 31, 2021 and 2020, respectively. The Company’s pro-rata share of net income from the LLC was $0.7 million and $1.2 million for the years ended December 31, 2021 and 2020, respectively, and was included in other (income) expense, net, on the consolidated statements of operations. In addition, the Company did not receive a dividend in 2021 but received a dividend of $1.7 million in 2020.

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

Segment and Geographic Information:  The Company determines its reportable segments in accordance with Accounting Standards Codification (“ASC”) 280—Segment Reporting. The Company’s operating segments engage in business activities from which it may earn revenues and incur expenses and for which discrete information is available. Operating results for the operating segments are regularly reviewed by the Company’s chief operating decision maker to make decisions about resources to be allocated to the segment and to assess performance. Operating segments are aggregated for reporting purposes when the operating segments are identified as similar in accordance with the basic principles and aggregation criteria in the accounting standards. As a result of the Company’s decision to exit and sell its Mechanical Solutions and Electrical Solutions segments, the Company’s chief operating decision maker reviews financial information on a company-wide basis. Therefore, as of each of December 31, 2021 and 2020, the Company reports on a single reporting segment basis.

The Company uses operating income (loss) to compare and evaluate its financial performance. For the year ended December 31, 2021, the Company earned 88.1% and 11.9% of its revenue in the U.S. and Canada, respectively. For the year ended December 31, 2020, the Company earned 86.7% and 13.3% of its revenue in the U.S. and Canada, respectively.

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

Cash and Cash Equivalents:  Cash and cash equivalents include cash on hand and on deposit with initial maturities of three months or less. As of December 31, 2021, the Company held $0.7 million of its operating cash balance in U.S. bank accounts and $1.8 million in Canadian bank accounts.

Restricted Cash:  Restricted cash as of each of December 31, 2021 and 2020 consisted of $0.5 million, held in escrow for certain indemnities as claims on a divested subsidiary.

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

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s testing of goodwill for potential impairment involves the comparison of a reporting unit’s carrying value to its estimated fair value, which is determined using the income approach and market approaches. Similarly, the testing of the Company’s trade name for potential impairment involves the comparison of the carrying value of the trade name to its estimated fair value, which is determined using the relief from royalty method. If the carrying value of goodwill or the trade name is deemed to be unrecoverable, the excess of the carrying value over the estimated fair value is charged to results of operations in the period in which the impairment is determined. The Company did not have any impairment write-downs in 2021.

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

Adoption of New Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes”, which simplifies the accounting for income taxes by removing certain exceptions for investments, intraperiod allocations and interim calculations, and adding guidance to reduce complexity in accounting for income taxes. The update is effective for annual periods beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company historically did not rely on the exceptions in computing the tax provision. The Company adopted the guidance as of January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s financial statements.

NOTE 3—LEASES

In accordance with ASU 2016-02, the recognition of right-of-use assets and lease liabilities on the balance sheet for leases with terms greater than twelve months or leases that contain a purchase option that is reasonably certain to be exercised, require lessees to classify leases as either finance or operating leases. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease.

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

The components of lease expense for the years ended December 31, 2021 and 2020 were as follows:

Lease Cost/(Sublease Income) (in thousands)	2021	2020
Operating lease cost	$2,263	$3,679
Short-term lease cost	3,813	2,601
Sublease income	(20)	-
Total lease cost	$6,056	$6,280

Lease cost related to finance leases was not significant for the year ended December 31, 2021.

Information related to the Company’s right-of-use assets and lease liabilities for the years ended December 31, 2021 and 2020 was as follows:

Lease Assets/Liabilities (in thousands)	Balance Sheet Classification	2021	2020
Lease Assets
Right-of-use assets	Other long-term assets	$1,527	$2,029

Lease Liabilities
Short-term lease liabilities	Other current liabilities	$1,606	$1,362
Long-term lease liabilities	Other long-term liabilities	511	1,011
Total lease liabilities		$2,117	$2,373

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental information related to the Company’s leases for the year ended December 31, 2021 and 2020 are as follows:

(dollars in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used by operating leases	$2,433	$4,021
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,020	$2,290
Weighted-average remaining lease term - operating leases	1.36 years	1.80 years
Weighted-average remaining lease term - finance leases	2.23 years	3.23 years
Weighted-average discount rate - operating leases	9%	9%
Weighted-average discount rate - finance leases	9%	9%

Total remaining lease payments under the Company’s operating and finance leases for the year ended December 31, 2021 are as follows:

	Operating Leases	Finance Leases

Year Ended December 31,	(in thousands)
2022	$1,701	$6
2023	390	6
2024	131	1
2025	3	-
Total lease payments	$2,225	$13
Less: interest	(120)	(1)
Present value of lease liabilities	$2,105	$12

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

After an arbitration process, on May 12, 2021, an arbitrator concluded that the IBEW used an incorrect per hour contribution rate in calculating the Company’s pension withdrawal liability, which resulted in the Company overpaying. The arbitrator directed IBEW to refund all overpayments, with interest, to the Company and to redetermine the Company’s payments going forward using the proper contribution rate. Accordingly, the Company’s overall pension withdrawal liability decreased by approximately $0.3 million. The pension liability is expected to be satisfied by annual cash payments of $0.3 million each, paid in quarterly installments, through 2038. The Company recorded a gain on disposal of approximately $0.3 million in 2021 to reduce its previously recorded estimated withdrawal liability to the new amount.

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

As of each of December 31, 2021 and 2020, the Company did not have any assets related to its Electrical and Mechanical Solutions’ discontinued operations. The following table presents a reconciliation of the carrying amounts of major classes of liabilities of Electrical and Mechanical Solutions’ discontinued operations:

	December 31,
(in thousands)	2021	2020
Liabilities:
Current liabilities of discontinued operations	$316	$342
Liability for pension obligation	2,368	2,670
Liability for uncertain tax positions	1,882	1,796
Long-term liabilities of discontinued operations	4,250	4,466
Total liabilities of discontinued operations	$4,566	$4,808

The following table presents a reconciliation of the major classes of line items constituting the net income (loss) from discontinued operations. In accordance with GAAP, the amounts in the table below do not include an allocation of corporate overhead.

	Year Ended December 31,
(in thousands)	2021	2020
General and administrative expenses	$40	$197
Gain on disposal - Electrical Solutions	(288)	—
Interest expense	76	208
Income (loss) from discontinued operations before income taxes	172	(405)
Income tax expense	131	40
Income (loss) from discontinued operations	$41	$(445)

NOTE 5—PROPERTY, PLANT AND EQUIPMENT

The Company’s property, plant, and equipment balances, by significant asset category, were as follows:

	Estimated	December 31,
($ in thousands)	Useful Lives	2021	2020
Buildings and improvements	5 - 39 years	$495	$495
Machinery and equipment	3 - 12 years	4,663	4,236
Furniture and fixtures	2 - 10 years	8,695	8,695
Capital lease assets	5 years	21	27
		13,874	13,453
Less accumulated depreciation		(13,221)	(13,144)
Property, plant and equipment, net		$653	$309

Depreciation expense was approximately $0.2 million for each of the years ended December 31, 2021 and 2020. No impairment charges on property, plant and equipment were recognized for the years ended December 31, 2021 and 2020.

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

As of each of December 31, 2021 and 2020, the Company had $12.5 million of unamortizable indefinite-lived intangible assets related to its Williams Industrial Services Group trade name. The Company did not incur any amortization expense for each of the years ended December 31, 2021 and 2020, respectively. The Company determines the fair value of its trade name using the relief from royalty method. Under that method, the fair value of the trade name is determined by calculating the present value of the after tax cost savings associated with owning the asset and therefore not having to pay royalties for its use for the remainder of its estimated useful life. As a result of the Company’s annual indefinite-lived intangible asset impairment analysis as of October 1, 2021 and 2020, the Company determined the fair value of its trade name exceeded its book value; therefore, no impairment charge was recorded for the years ended December 31, 2021 and 2020.

As a result of the Company’s annual goodwill impairment analysis as of October 1, 2021 and 2020, the Company determined that the fair value of its reporting unit exceeded its book value, and accordingly, no impairment charge was necessary for the years ended December 31, 2021 and 2020.

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

The Company’s financial instruments as of December 31, 2021 and 2020 consisted primarily of cash and cash equivalents, restricted cash, receivables, payables, and debt instruments. The carrying values of these financial instruments approximate their respective fair values, as they are either short-term in nature or carry interest rates that are periodically adjusted to market rates.

NOTE 8—INCOME TAXES

Income (loss) before income taxes was as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Domestic	$(19)	$(1,130)
Foreign	3,514	4,498
Income from continuing operations	3,495	3,368
Income (loss) from discontinued operations	172	(405)
Income before income tax expense	$3,667	$2,963

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the income tax expense (benefit) by jurisdiction:

	Year Ended December 31,
(in thousands)	2021	2020
Current:
Foreign	$922	$1,183
Total current	922	1,183
Deferred:
Federal	(69)	92
State	(192)	149
Foreign	263	1
Total deferred	2	242
Income tax expense	$924	$1,425

Income tax expense (benefit) was allocated between continuing operations and discontinued operations as follows:

	Year Ended December 31,
(in thousands)	2021	2020
Continuing operations	$793	$1,385
Discontinued operations	131	40
Income tax expense	$924	$1,425

Effective Tax Rate Reconciliation

The amount of the income tax expense (benefit) for continuing operations during the years ended December 31, 2021 and 2020 differs from the statutory federal income tax rate of 21%as follows:

	Year Ended December 31,
	2021		2020
(in thousands)	Amount	Percent	Amount	Percent
Tax expense computed at the maximum U.S. statutory rate	$734	21.0%	$707	21.0%
Difference resulting from state income taxes, net of federal income tax benefits	151	4.3%	646	19.2%
State tax rate difference	(211)	(6.0)%	(273)	(8.1)%
Non-deductible expenses, other	125	3.6%	103	3.0%
APB 23 DTL	264	7.6%	—	—%
Change in net operating loss carryforward	(42)	(1.2)%	(1,116)	(33.1)%
Change in valuation allowance	(660)	(18.9)%	914	27.1%
Change in foreign tax credits	359	10.3%	641	19.0%
Bankruptcy reorganization costs	—	—%	(3)	(0.1)%
Other, net	73	2.1%	(234)	(6.9)%
Total tax expense	$793	22.8%	$1,385	41.1%

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Taxes

The significant components of deferred income tax assets and liabilities for continuing operations consisted of the following:

	December 31,
(in thousands)	2021	2020
Assets:
Cost in excess of identifiable net assets of business acquired	$4,437	$5,111
Reserves and other accruals	3,822	3,767
Tax credit carryforwards	5,754	6,440
Accrued compensation and benefits	2,077	3,577
State net operating loss carryforwards	13,493	12,465
Federal net operating loss carryforwards	47,653	46,572
Gain/loss on assets held for sale	1,457	1,434
Other	6,438	5,633
	85,131	84,999
Liabilities:
Indefinite life intangibles	(12,445)	(12,255)
Property and equipment	(473)	(407)
Net deferred tax assets	72,213	72,337
Valuation allowance for net deferred tax assets	(74,655)	(74,777)
Net deferred tax liability after valuation allowance	$(2,442)	$(2,440)

As of both December 31, 2021 and 2020, the Company had a net deferred tax liability related to its continuing operations of $2.4 million. The net deferred tax liabilities for the years ended December 31, 2021 and 2020 predominantly related to indefinite-lived intangibles deferred tax liabilities that can be used to offset deferred tax assets without valuation allowances. A net decrease in valuation allowances related to continuing operations of $0.1 million as of December 31, 2021 was recorded against the gross deferred tax asset balances as of December 31, 2021.

As of December 31, 2021, the Company would need to generate $292.3 million of future U.S. pre-tax income to realize its deferred tax assets.

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

Net Operating Losses and Tax Credit Carryforwards

As of December 31, 2021, the Company had $225.9 million of federal net operating loss carryforwards expiring between 2026 and 2037 and state operating loss carryforwards of $270.8 million expiring between 2022 and 2041. The Company has $5.2 million of foreign operating loss carryforwards that will expire in 2027. The Company has $4.1 million in foreign tax credit carryforwards expiring between 2022 and 2031.

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

As of December 31, 2021, the Company carried $12.4 million of deferred income tax liabilities related to indefinite-lived intangibles. Because NOLs generated in taxable years beginning after December 31, 2017 can be carried forward indefinitely under the Tax Act, based upon all of the information available at the time of the preparation of the financial statements, the Company concluded that it is more likely than not that the reversal of taxable temporary differences related to indefinite-lived intangible assets can be used as a source of future taxable income when assessing the realizability of these loss carryforwards that do not expire when they are in the same jurisdiction and of the same character. The Company also determined that it is more likely than not that the reversal of taxable temporary differences related to indefinite-lived intangible assets can be used as a source of future taxable income when assessing the realizability of deferred tax assets that upon reversal would give rise to NOLs that do not expire.

The Company recorded income tax expense from continuing operations of $0.8 million for the year ended December 31, 2021, mainly comprised of the $0.8 million Canadian tax provision and the $0.3 million deferred tax expense related to APB 23 deferred tax liability accrued for the undistributed Canadian earnings, partially offset by the $0.3 million deferred tax benefits attributable to the increase in the indefinite-lived deferred tax assets related to post 2017 NOLs and Sec 163(j) interest addback carryover net of the increase in the deferred tax liabilities related to the indefinite-lived intangibles. The Company was eligible for the High Tax Exception (“the HTE”) and did not incur Global Intangible Low-Taxed Income (“GILTI”) tax liability in 2021. The Company continues to have a full valuation allowance against its foreign deferred tax assets except for the Canadian subsidiary.

As of December 31, 2021, and 2020, the Company had valuation allowances for deferred tax assets related to its continuing operations in the amount of $74.7 million and $74.8 million, respectively.

Unremitted Earnings

The Company’s foreign subsidiaries may generate earnings that are not subject to U.S. income taxes so long as they are permanently reinvested in its operations outside of the U.S. Pursuant to ASC Topic No. 740-30, undistributed earnings of foreign subsidiaries that are no longer permanently reinvested would become subject to deferred income taxes.

As of December 31, 2021, the Company’s Canadian subsidiary had approximately $7.0 million in Canadian currency in undistributed earnings. Due to the unanticipated termination of the Canadian contract in early 2022, the Company’s management made the decision to repatriate all of the undistributed earnings from the Canadian subsidiary back to the United States. Williams formed the Canadian subsidiary in 2018 without significant capital and the majority of the undistributed earnings was expected to be repatriated as dividends to the United States at the United States-Canada treaty rate of 5%. As a result, a deferred tax liability of $0.3 million with respect to the Company’s outside basis book-tax difference in its investment in Canada was accrued at the 2021 year end.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
(in thousands)	2021	2020
Unrecognized tax benefits at January 1	$2,861	$2,898
Reductions to unrecognized tax benefits from lapse of statutes of limitations	(14)	(37)
Unrecognized tax benefits at December 31	$2,847	$2,861

Unrecognized tax benefits from discontinued operations at December 31	$964	$964
Unrecognized tax benefits from continuing operations at December 31	1,883	1,897
	$2,847	$2,861

As of December 31, 2021 and 2020, the Company provided for a liability of approximately $2.8 million and $2.9 million, respectively for unrecognized tax benefits related to various federal, foreign, and state income tax matters. The Company has elected to classify interest and penalties related to uncertain income tax positions in income tax expense. As of December 31, 2021, the Company accrued $1.5 million for potential payment of interest and penalties, compared with $1.3 million accrued as of December 31, 2020.

As of each of December 31, 2021 and 2020, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.4 million. In 2022, the Company anticipates it will release less than $0.1 million of accruals of uncertain tax positions as the statute of limitations related to these liabilities will lapse in 2022.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. The Company has incorporated the impact of the CARES Act to the tax provision. In addition, the Company deferred payments of federal employer payroll taxes of approximately $4.9 million, as permitted by the CARES Act. The first half of the deferred amounts were paid in December 2021, and the second half will be paid in December 2022.

The Company files a consolidated U.S. federal income tax return. Currently, the Company is not under examination for income tax purposes by any taxing jurisdiction. A presentation of open tax years by jurisdiction is as follows:

Tax Jurisdiction	Examination in Progress	Open Tax Years for Examination
United States	None	2006 to Present
Mexico	None	2016 to Present
China	None	2013 to 2017
The Netherlands	None	2018
Canada	None	2019 to Present

NOTE 9—REVENUE

Disaggregation of Revenue

Disaggregated revenue by type of contract was as follows.

	Year Ended December 31,
(in thousands)	2021	2020
Cost-plus reimbursement contracts	$258,823	$238,529
Fixed-price contracts	46,123	30,522
Total	$304,946	$269,051

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Disaggregated revenue by the geographic area where the work was performed was as follows:

	Year Ended December 31,
(in thousands)	2021	2020
United States	$268,726	$233,297
Canada	36,220	35,754
Total	$304,946	$269,051

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

The following table provides information about contract assets and contract liabilities from contracts with customers.

	December 31,
(in thousands)	2021	2020
Costs incurred on uncompleted contracts	$273,520	$235,035
Earnings recognized on uncompleted contracts	31,426	34,016
Total	304,946	269,051
Less—billings to date	(295,675)	(263,611)
Net	$9,271	$5,440
Contract assets	$12,683	$7,969
Contract liabilities	(3,412)	(2,529)
Net	$9,271	$5,440

For the year ended December 31, 2021, the Company recognized revenue of approximately $2.2 million on approximately $2.5 million in the corresponding contract liability balance at December 31, 2020.

Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of December 31, 2021, as adjusted for the loss of a multi-year contract within the nuclear decommissioning market in early 2022. The Company’s total backlog as of December 31, 2021, excluding the lost decommissioning contract, was $270.7 million.

(in thousands)	2022	2023	Thereafter	Total
Cost plus	$88,877	$43,506	$66,065	$198,448
Lump sum	68,328	3,948	-	72,276
Total	$157,205	$47,454	$66,065	$270,724

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—DEBT

As of December 31, 2021, and 2020, the Company had the following debt, net of unamortized deferred financing costs and unamortized debt discount:

	December 31,
(in thousands)	2021	2020
Revolving Credit Facility	$676	$352
Current portion of Term Loan	1,050	1,050
Current debt	$1,726	$1,402

Term Loan	$32,900	$33,950
Unamortized debt discount from refinancing	(791)	(991)
Unamortized deferred financing costs	(1,781)	(2,231)
Long-term debt, net	$30,328	$30,728

Total debt, net	$32,054	$32,130

Debt Refinancing

On December 16, 2020 (the “Closing Date”), the Company and certain of its subsidiaries refinanced and replaced the revolving credit facility with MidCap Financial Trust (the “Prior ABL”) and the term loan facility with Centre Lane Partners, LLC (the “Prior Term Loan” ) and entered into (i) the Term Loan Agreement (as defined below), which provided for senior secured term loan facilities in an aggregate principal amount of up to $50.0 million (collectively, the “Term Loan”), consisting of a $35.0 million closing date term loan facility (the “Closing Date Term Loan”) and up to $15.0 million of borrowings under a delayed draw facility (the “Delayed Draw Term Loan Facility”) with EICF Agent LLC, as agent, and CION Investment Corporation, as a lender and a co-lead arranger, and the other lenders party thereto; and (ii) a senior secured asset-based revolving line of credit of up to $30.0 million (the “Revolving Credit Facility”) with PNC Bank, National Association (“PNC”). In connection with the refinancing, the Company repaid the outstanding balance of the Prior ABL and the Prior Term Loan and all interest in full. As of December 31, 2021, the Company had $0.7 million outstanding under the Revolving Credit Facility and $34.0 million outstanding (including both the noncurrent and current portion of the Term Loan) under the Term Loan. The Term Loan Agreement provides for an interest rate of 9.0% (or 8.5% if the Total Leverage Ratio (as defined in the Term Loan Agreement) is less than 2.50:1) plus the London Interbank Offered Rate (“LIBOR”) (with a minimum rate of 1.0%) per year.

On December 31, 2020, the Company recognized a $1.4 million debt extinguishment loss comprising of $0.7 million of cash used for prepayment penalties related to repaying the Prior ABL and Prior Term Loan, and $0.8 million of non-cash deferred interest costs that were immediately expensed from the Prior Term Loan. There were no amounts outstanding under the Prior Term Loan and the Prior ABL, as of December 31, 2021 or 2020.

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

The Revolving Credit Agreement provides for (1) a closing fee of $0.2 million, which was paid on the Closing Date, (2) a customary unused line fee equal to 0.25% per year on the unused portion of the Revolving Credit Facility, which is payable on a quarterly basis, and (3) a collateral monitoring fee of $2,500, which is payable on a monthly basis. The Revolving Credit Agreement also provides for an early termination fee (the “Early Termination Fee”), payable to the revolving lenders thereunder upon (1) any acceleration of the Obligations and termination of the Revolving Credit Agreement and the obligation of the revolving lenders to make advances thereunder following the occurrence of an Event of Default (as defined in the Revolving Credit Agreement), or (2) any other termination of the Revolving Credit Agreement and the obligation of revolving lenders to make advances thereunder for any reason (the “Early Termination Date”). The Early Termination Fee is calculated as follows: if the Early Termination Date occurred on or prior to the first anniversary of the Closing Date, the Early Termination Fee would have been 2.00% of the Revolving Credit Facility; and if prepayment occurs after the first anniversary of the Closing Date and on or prior to the second anniversary of the Closing Date, the Early Termination Fee will be 1.00% of the Revolving Credit Facility. While any letter of credit is outstanding under the Revolving Credit Facility, the Revolving Loan Borrowers must pay a letter of credit fronting fee at a rate equal to 0.25% per year, payable quarterly, in addition to any other customary fees required by the issuer of the letter of credit.

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

Subject to certain conditions, the Term Loan Borrowers may voluntarily prepay the Term Loan on any Payment Date (as defined in the Term Loan Agreement), in whole or in part, in a minimum amount of $1.0 million of the outstanding principal amount, plus a Prepayment Fee (the “Prepayment Fee”), calculated as follows: if prepayment occurred prior to the first anniversary of the Closing Date, the Prepayment Fee would have been 3.00% of the principal amount being prepaid; if prepayment occurs on or after the first anniversary of the Closing Date and prior to the second anniversary of the Closing Date, the Prepayment Fee will be 2.00% of the principal amount being prepaid; and if prepayment occurs on or after the second anniversary of the Closing Date and prior to the third anniversary of the Closing Date, the Prepayment Fee will be 1.00% of the principal amount being prepaid.

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

The scheduled maturities of the Closing Date Term Loan are as follows:

December 31,	(in thousands)
2022	1,050
2023	1,050
2024	1,050
2025	30,800
Total	$33,950

The Company’s borrowing rate under the Term Loan at December 31, 2021 was 9.5%.

Letters of Credit and Bonds

In line with industry practice, the Company is often required to provide letters of credit and payment and performance surety bonds to customers. These letters of credit and bonds provide credit support and security for the customer if the Company fails to perform its obligations under the applicable contract with such customer.

The Revolving Credit Facility provides for a letter of credit sublimit in an amount up to $2.0 million. The Company had $0.5 million of letters of credit outstanding under the Revolving Credit Facility letter of credit sublimit and $0.4 million cash collateralized standby letters of credit outstanding pursuant to its prior revolving credit facility with Wells Fargo Bank, National Association as of December 31, 2021. There were no amounts drawn upon these letters of credit as of December 31, 2021.

In addition, as of December 31, 2021 and December 31, 2020, the Company had outstanding payment and performance surety bonds of $67.6 million and $31.0 million, respectively.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Financing Costs and Debt Discount:

Deferred financing costs are amortized over the terms of the related debt facilities using the straight-line method. The following table summarizes the amortization of deferred financing costs related to the Company's debt facilities and recognized in interest expense on the consolidated statements of operations:

	December 31,
(in thousands)	2021	2020
Term loan*	$450	$458
Debt discount	200	—
Revolving credit facility	381	304
Total	$1,031	$762

*	2020 does not include the $0.8 million of amortization expenses that were written off on the Prior Term Loan and included in the $1.5 million loss on extinguishment of debt.

The following table summarizes unamortized deferred financing costs included on the Company's consolidated balance sheets:

		December 31,
(in thousands)	Location	2021	2020
Term Loan	Long-term debt, net	$1,781	$2,231
Debt discount	Long-term debt, net	791	991
Revolving Credit Facility	Other long-term assets	1,509	1,890
Total		$4,081	$5,112

NOTE 11—EARNINGS PER SHARE

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

Basic and diluted income per common share from continuing operations were calculated as follows:

	Year Ended December 31,
(in thousands, except share data)	2021	2020
Income from continuing operations	$2,702	$1,983

Basic income per common share:
Weighted average common shares outstanding	25,506,748	23,676,458

Basic income per common share	$0.11	$0.08

Diluted income per common share:
Weighted average common shares outstanding	25,506,748	23,676,458

Diluted effect:
Unvested portion of restricted stock units and awards	630,896	541,539
Weighted average diluted common shares outstanding	26,137,644	24,217,997

Diluted income per common share	$0.10	$0.08

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In March 2020, the Company successfully completed its fully backstopped $7.0 million rights offering, which expired March 2, 2020, pursuant to which the Company issued 5,384,615 shares of its common stock and received net proceeds of $6.5 million.

As of December 31, 2021, the Company’s 25,939,621 shares outstanding included 215,956 shares of contingently issued but unvested restricted stock. As of December 31, 2020, the Company’s 25,336,442 shares outstanding included 550,857 shares of contingently issued but unvested restricted stock. Restricted stock is excluded from the calculation of basic weighted average shares outstanding, but its impact, if dilutive, is included in the calculation of diluted weighted average shares outstanding.

The weighted-average number of shares outstanding used in the computation of basic and diluted earnings per share does not include the effect of the following potential outstanding common stock. The effects of these potentially outstanding shares were not included in the calculation of diluted earnings per share because the effect would have been anti-dilutive:

	Year Ended December 31,
	2021	2020
Unvested service-based restricted stock and restricted stock unit awards	—	354,257
Unvested performance- and market-based restricted stock unit awards	765,857	1,628,606

NOTE 12—STOCK-BASED COMPENSATION

Description of the Plans

The Company has one equity incentive plan: the 2015 Equity Incentive Plan, as amended and restated on May 12, 2020 (the “2015 Plan”). The 2015 Plan allows for the issuance of up to 3,500,000 shares of stock to the Company’s employees and directors in the form of a variety of instruments, including stock options, restricted stock, restricted share units, stock appreciation rights and other share-based awards. The Company provides the option to repurchase the number of shares required to satisfy tax withholding obligations in connection with the vesting of restricted stock unit awards issued to employees participating in the 2015 Plan. The 2015 Plan also allows for cash-based awards. Generally, all participants who voluntarily terminate their employment with the Company forfeit 100% of all unvested equity awards. Persons who are terminated without cause, or in some cases leave for good reason, are generally entitled to proportionate vesting. The vesting of proportionate time-based shares is accelerated and such shares distributed upon such individuals’ termination date. Proportionate market-based and performance-based restricted shares remain categorized as unvested pending final conclusion on the achievement of the related awards. As of December 31, 2021, the Company had approximately 1,298,219 shares available under the 2015 Plan to settle previously granted awards.

During 2021, the Company granted (including modifications) 1,833,465 restricted shares and restricted stock units under the 2015 Plan and granted (including modifications) 336,463 restricted stock units outside of the 2015 Plan. Total stock-based compensation expense during the years ended December 31, 2021 and 2020 was $3.0 million and $2.5 million, respectively, with no related excess tax benefit recognized, and was included in general and administrative expenses on the Company’s consolidated statements of operations. As of December 31, 2021, total unrecognized compensation expense related to all unvested restricted stock and restricted stock unit awards for which terms and conditions are known totaled $4.1 million, which is expected to be recognized over a weighted average period of 1.7 years. The fair value of shares that vested during 2021 and 2020 based on the stock price at the applicable vesting date was $2.3 million and $0.8 million, respectively. The weighted average grant date fair value of the Company’s restricted stock units was $3.27 and $1.98 for the years ended December 31, 2021 and 2020, respectively.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Service-Based Restricted Stock and Unit Awards: During 2021, the Company granted 513,673 service-based restricted shares and restricted stock units under the 2015 Plan and 37,500 service-based restricted stock units outside the 2015 Plan. The grants under the 2015 Plan included: 307,619 service-based restricted stock units to certain employees at a grant date fair value of $3.48 per share on March 31, 2021, 41,666 service-based restricted stock units as an inducement at a grant date fair value of $6.27 per share on June 15, 2021 (25,000 of the 41,666 service-based restricted stock units vested immediately on June 15, 2021), and 164,388 service-based restricted share awards to its six non-employee directors at a grant date fair value of $3.39 per share on February 4, 2021. The additional 37,500 service-based restricted stock units granted outside of the 2015 plan had a grant date fair value of $5.00 per share. The service-based restricted stock unit grants vest after a three-year service requisite period for the restricted units granted to certain employees, and the restricted shares vest after a one-year service period for the six non-employee directors. The fair value of service-based restricted stock unit and restricted share grants represents the closing price of the Company’s common stock on the date of grant. The Company accrued $0.5 million of stock-compensation expense recorded in general and administrative expenses on the income statement and paid-in capital on the balance sheet.

Information for service-based restricted stock and restricted stock units as of December 31, 2021 was as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value per Share
Unvested restricted stock and restricted stock units at December 31, 2020	1,409,415	2.41
Granted	551,173	3.77
Vested	(907,593)	1.86
Forfeited	(167,195)	1.37
Unvested restricted stock and restricted stock units at December 31, 2021	885,800	$1.37

Performance-based awards:   During 2021, the Company established its 2021 long-term incentive program and granted cash-based performance awards under the 2015 Plan with a target value of $2.2 million. At the Company’s discretion, these cash-based performance awards can be settled in cash or shares.  The Company granted 37,500 performance-based restricted stock units outside of the 2015 Plan. The awards under the 2021 long-term incentive program had three annual performance periods (fiscal years 2021, 2022 and 2023), with operating income and free cash flow goals (equally weighted) for each year established on the date of grant.  The annual achievement levels are accumulated over the three-year performance period. The three-year average payout level for each performance objective replaces the actual payout level for any fiscal year where the actual payout is less than the three-year average.  Payout for each year ranges from 50% for threshold performance, 100% for target performance and up to 200% for maximum performance.  The earned amounts, if any, vest on March 31, 2024.  The Company reassesses the likelihood of meeting the specified performance objective at the end of each reporting period and adjusts compensation expense, as necessary, based on the likelihood of achieving the performance objectives.

During 2021, the Company made a grant of 33,334 performance-based restricted stock units under the 2020 long-term incentive program. This award was granted under the 2015 Plan and, at the Company’s discretion, can be settled in cash or shares. This award had two annual performance periods (fiscal years 2021 and 2022), with operating income and free cash flow goals (equally weighted) for each year established on the date of grant. The two-year average payout level for each performance objective replaces the actual payout level for any fiscal year where the actual payout is less than the two-year average.  Payout for each year ranges from 50% for threshold performance, 100% for target performance and up to 200% for maximum performance. The earned amounts, if any, vest on March 31, 2023. The Company reassesses the likelihood of meeting the specified performance objective at the end of each reporting period and adjusts compensation expense, as necessary, based on the likelihood of achieving the performance objectives.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Modification to 2020 Long-Term Incentive Program.  Our 2020 long-term incentive program consists of performance-based restricted stock unit awards (2/3 value) and time-based restricted stock unit awards (1/3 value). The Compensation Committee has the discretion to pay the awards in cash or shares. The performance-based awards had three annual performance periods (fiscal years 2020, 2021 and 2022), with operating income and free cash flow goals (equally weighted) for each year established on the date of grant. The annual achievement levels are accumulated over the three-year performance period and the earned amounts, if any, vest on March 31, 2023. The Company did not make any adjustments to the operating income and free cash flow results for 2020 fiscal year under the 2020 long-term incentive program to reflect the impact of COVID-19 on financial results. Rather than adjust the 2020 results to reflect the impact of COVID-19, on March 5, 2021, the Compensation Committee adjusted the 2021 and 2022 performance goals under the 2020 long-term incentive program, so that the 2021 goals require a significant growth rate over 2020 results and the 2022 goals require a 25% growth rate over 2021 results. In addition, the three-year average payout level for each performance objective replaces the actual payout level for any fiscal year (including, without limitation, 2020) where the actual payout is less than the three-year average.  This change resulted in a modification under ASC 718 and required a cancellation and a concurrent replacement of 1.1 million performance-based restricted stock units with a grant date fair value of $3.8 million.

Accounting for the performance-based restricted stock units granted and modified in 2021 is based on management’s expectations as to the number of performance-based restricted stock units that are likely to vest at the conclusion of the performance period, at which point accounting expense is trued-up to reflect the actual number of performance-based restricted stock units that vest. In order to evaluate the performance-based restricted stock, the Company engaged a third-party consultant to assist in calculating the amount modified along with the modified fair value of the performance based restricted stock units. Management reviewed the assumptions in the calculation and the amount modified and the modification date fair value and determined they appeared reasonable. Therefore, management determined the fair value of each performance period on March 5, 2021 (modification date) to be based on a stock price of $3.49 (March 5, 2021 stock price) and began recognizing compensation cost over a period of 24 months. Based on this analysis, it was determined that as of December 31, 2020 management expected that no performance-based restricted stock units would vest. Accordingly, the Company would accrue no compensation expense for fiscal 2020. The compensation expense for 2020 was subsequently reversed in 2021 and was expensed at “Threshold” (based on management’s assessment) for a new requisite service period of two years rather than the initial service requisite period of three years. In May 2021, the Company recognized a $0.6 million reduction of stock compensation expense for the year of 2021.

Additionally, management reconvened in January 2022 to analyze the performance-based restricted stock unit agreement modified and granted in 2021 and, based on discussion with management, the Company would not meet the performance objectives for fiscal year ending on December 31, 2021. The Company engaged a third-party firm to assist in estimating the amount of shares that are expected to vest in the future which provided a “most likely” scenario that would be used to estimate the amount of stock-compensation costs to accrue going into 2022 while determining the amount to adjust in 2021 in order to accrue the correct amount of shares throughout the remaining performance period. Management reviewed the assumptions used in the calculation of the amount and determined they appeared reasonable. Therefore, management determined that out of 1.2 million shares, “most likely” 0.5 million shares, would vest in March 31, 2023 and March 31, 2024. The Company accrued $0.3 million of stock-compensation expense recorded in general and administrative expenses on the income statement and paid-in capital on the balance sheet.

Information for performance-based restricted stock units (excluding those accounted for as liability awards because the award was based on a cash amount and not based on an amount of restricted share units) as of December 31, 2021 was as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value per Share
Unvested restricted stock and restricted stock units at December 31, 2020	882,048	$2.35
Granted	70,834	5.60
Modified	1,098,362	3.49
Vested	(180,078)	3.21
Canceled	(1,098,362)	1.22
Forfeited	(225,671)	7.35
Unvested restricted stock and restricted stock units at December 31, 2021	547,133	$3.68

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2021, the Company did not meet the performance objectives regarding the cash-based performance awards granted in 2021 and engaged a third-party firm to assist in estimating the amount of shares that are expected to vest in the future. The estimation provided a “most likely” scenario that management used as the amount of stock-compensation costs to accrue going into 2022 while determining the amount to adjust in 2021 in order to accrue the correct amount of shares throughout the remaining performance period. Management reviewed the assumptions used in the calculation of the amount and determined they appeared reasonable. Therefore, management determined  that out of a valued share amount of $2.2 million, “most likely” a valued share amount of $1.5 million, would vest in March 31, 2024. The Company accrued $0.4 million of stock-compensation expense recorded under other current liabilities on the consolidated balance sheet and general and administrative expenses on the consolidated income statement.

During 2019, the Company granted cash-based performance awards under the 2015 Plan valued at $1.7 million. At the Company’s discretion, these performance-based restricted stock awards can be settled in cash or shares. One third of the cash-based performance award value was allocated to each of the 2019, 2020 and 2021 fiscal years. The performance award is earned based on the extent to which we achieve a performance goal established by the Compensation Committee for each such fiscal year. If earned, the performance award vests based on continued service through March 31 of the following year—for example, the award earned for the 2021 fiscal year vested on March 31, 2022.  The performance goal for the 2021 fiscal year was year-end backlog performance expressed in margin dollars.  Because the Company intended to settle these awards in shares, the fair value of the cash-based performance awards allocated to the 2021 fiscal year had a fair value based on the closing price of the Company’s common stock on the date of grant. The Company recognizes stock-based compensation expense related to its cash-based performance awards based on its determination of the likelihood of achieving the performance objective. The Company reassesses the likelihood of meeting the specified performance objective at the end of each reporting period and adjusts compensation expense, as necessary, based on the likelihood of achieving the performance objective. The Company’s year-end backlog performance expressed in margin dollars for 2021 fell short of the threshold target, which resulted in no payout for the units allocated to the 2021 fiscal year.  This resulted in the Company reversing the entire stock-based compensation cost of $0.3 million which was included in general and administrative expenses on the income statement and other current liabilities on the consolidated balance sheet. The Company had a $0.1 million liability related to this award which is included in other current liabilities on the consolidated balance sheet and general and administrative expenses on the consolidated income statement.

Market-based awards: The Company previously granted market-based restricted share units in (i) 2016 under the 2015 Plan that would have vested in August 5, 2021 if the Company would have achieved a per share stock price of $5.50, (ii) 2017 under the 2015 Plan that would have vested in March 31, 2021 if the company would have achieved a per share stock price of $6.00, and (iii) 2018 outside the 2015 Plan that would have vested in June 30, 2021 if the Company would have achieved a per share stock price of $5.00. The Compensation Committee extended the performance period for each of these market-based restricted share unit grants to December 31, 2022 and this extension will permit current employees to vest in an outstanding award if (i) he or she remains employed until that date, and (ii) the applicable stock price goal has been achieved on or before the date. The 2016 market-based restricted grant was modified to provide seven employees a grant of 137,000 restricted shares under the 2015 Plan, the 2017 market-based restricted grant was modified to provide eleven employees a grant of 51,096 restricted shares under the 2015 Plan and the 2018 market-based restricted grant was modified to provide twenty employees a grant of 261,463 restricted shares outside the 2015 Plan. The market based restricted share units granted in 2018 satisfied the market objective under the modification and the fourteen participants that remain employed at December 31, 2022 will vest in 201,173 shares granted. Six participants forfeited 60,290 shares because they are no longer employed by the Company.

The awards are subject to a market condition as defined under Accounting Standards Codification (ASC) Topic 718, Stock Compensation. As such, ASC Topic 718 generally requires the Company to determine the fair value of the awards (both pre- and post-modification) based on a lattice valuation model, such as a Monte Carlo Simulation (or other appropriate valuation model). Management analyzed the modification of these market-based restricted share unit grants and engaged Meridian to assist the Company with estimating the incremental accounting expense associated with the modification. The incremental accounting expense associated with each award modification is calculated as the difference between the following two Monte

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Carlo valuations: (i) Pre-Modification: Estimated value on March 5, 2021 (modification date) based on original award terms, (ii) Post-Modification: Estimated value on March 5, 2021 (modification date) based on modified award terms.

The market based restricted share unit modifications will be expensed at the incremental accounting expense over a new requisite service period for twenty-one months starting in April 2021 and ending on December 31, 2022. As of April 2021, this will result in an aggregate incremental expense for modification of all three awards to be $0.8 million accrued throughout the 21-month service requisition period. The Company accrued $0.3 million of stock-compensation expense recorded in paid-in capital on the consolidated balance sheet and general and administrative expenses on the consolidated income statement.

Information for market-based restricted stock units as of December 31, 2021 was as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value per Share
Modified	449,559	1.74
Forfeited	(80,034)	1.77
Unvested restricted stock units at December 31, 2021	369,525	$1.73

2016 Grant Modification
Expected term (years)	1.82
Expected volatility	57.6%
Expected dividend yield	0.00%
Risk-free interest rate	0.13%
Weighted-average grant date fair value	$ 1.87
2017 Grant Modification
Expected term (years)	1.82
Expected volatility	57.6%
Expected dividend yield	0.00%
Risk-free interest rate	0.13%
Weighted-average grant date fair value	$ 1.65
2018 Grant Modification
Expected term (years)	1.82
Expected volatility	57.6%
Expected dividend yield	0.00%
Risk-free interest rate	0.13%
Weighted-average grant date fair value	$ 2.11

NOTE 13—EMPLOYEE BENEFIT PLANS

Defined Contribution Plan: The Company maintains a 401(k) plan covering substantially all its U.S. employees. The expense for the Company’s 401(k) plan during the years ended December 31, 2021 and 2020 was $0.9 million and $0.3 million, respectively.

Multiemployer Pension Plans:  During 2021, the Company contributed to approximately 92 multiemployer pension plans throughout the U.S. and, historically, it has contributed to over 150 union sponsored multiemployer pension plans throughout the U.S. under the terms of collective-bargaining agreements that cover the Company’s union-represented employees. The risks of participating in these multiemployer pension plans are different from single-employer pension plans primarily in the following aspects:

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

The Company’s participation in these multiemployer pension plans during the year ended December 31, 2021 is outlined in the following table. All information in the tables is as of December 31, 2021, unless otherwise stated. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act zone status available during 2021 and 2020 is for the respective plan’s fiscal year-end as of 2021 and 2020, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the green zone are at least 80 percent funded. If a plan is critical and declining, the plan sponsor may file an application with the Secretary of the Treasury requesting a temporary or permanent reduction of benefits to keep the plan from running out of money. If a fund is in critical status, adjustable benefits may be reduced and no lump sum distributions in excess of $5,000 can be made. Plans that are in critical and endangered status are required to adopt a plan aimed at restoring the financial health of the benefit plan. The “Rehab Plan Status Pending/Implemented” column indicates plans for which a financial improvement plan or a rehabilitation plan is either pending or has been implemented. The next to last column lists the expiration date of the collective-bargaining agreement to which the plans are subject.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Certain plans have been aggregated in the “All Others” line in the following table, as the contributions to each of these individual plans are not material. Only with respect to multiemployer pension plans, we considered contributions in excess of $0.1 million in any period disclosed to be individually significant.

								Expiration
		Pension		Rehab Plan	($ in thousands)			Date of
		Protection Act		status	Contributions by			Collective
	EIN/Pension	Zone Status		Pending/	the Company		Surcharge	Bargaining
Pension Fund	Plan Number	2021	2020	Implemented	2021	2020	Imposed	Agreement	Notes
Boilermaker-Blacksmith National Pension Trust	48-6168020 001	Endangered	Endangered	FIP 01/01/20	4,263	2,622	No (8)	Annual Agreements-Automatic Renewal	3,4,6.9
Central Pension Fund of the IUOE and Participating Employers	36-6052390 001	Green	Green		366	336	No (8)	Multiple Agreements	2, 3, 6, 9, 10
Central States, Southeast, and Southwest Pension Fund	36-6044243 001	Critical & Declining	Critical & Declining	Rehab Plan 14 Years	103	74	No (7)	Multiple Agreements	2, 3, 9, 10
Excavators Union Local 731 Pension Fund	13-1809825 001	Green	Green		523	441	No (8)	Annual Agreements-Automatic Renewal	6
IBEW Local 1579 Pension Plan	58-1254974 001	Green	Green		1,239	774	No (8)	Agreement through end of Job	10
Iron Workers District Council of Tennessee Valley & Vicinity Pension Plan	62-6098036 001		Green		316	185	No (8)	Annual Agreements-Automatic Renewal	3, 11
IUPAT Industry Pension Plan	52-6073909 001	Seriously Endangered	Seriously Endangered	FIP - 2017	184	2,327	No (8)	Multiple Agreements	2, 3, 5, 10
Laborers National Pension Fund	75-1280827 001	Critical	Critical	Rehab - 2017	417	225	No (7)	Multiple Agreements	1, 2, 3, 5, 9, 10
National Asbestos Workers Pension Plan	52-6038497 001	Critical	Critical	Rehab plan in place	1,258	1,165	No (7)	Annual Agreements-Automatic Renewal	3
National Electrical Benefits Fund	53-0181657 001	Green	Green		578	354	No (8)	Multiple Agreements	2, 3, 4, 5, 9, 10
New Jersey Building Laborers Statewide Pension Fund	22-6077693 001	Critical	Critical	Rehab plan in place	1,340	616	No (7)	Annual Agreements-Automatic Renewal	9
United Association National Pension Fund	52-6152779 001	Endangered	Endangered	FIP 04/05/10	315	201	No (8)	Multiple Agreements	2, 3, 4, 5, 9, 10
Laborers Local 235 Pension Fund	13-6186984 001		Green		152	17	No (8)	Annual Agreements-Automatic Renewal	9, 11
Plumbers & Steamfitters Local Union No. 43 Pension Fund	62-6101288 001		Green		265	180	No (8)	Annual Agreements-Automatic Renewal	3, 11
Southern Ironworkers Pension Plan	59-6227091 001		Green		270	315	No (8)	Agreement through end of Job	10, 11
Tri-State Carpenters & Joiners Pension Trust Fund	62-0976048 001	Endangered	Endangered	Rehab Plan 2009	512	310	No (8)	Annual Agreements-Automatic Renewal	3
Washington State Plumbing & Pipefitting Industry Pension Plan	91-6029141 001		Green		112	15	No (8)	Annual Agreements-Automatic Renewal	4, 11
Washington-Idaho Laborers-Employers Pension Trust	91-6123988 001		Green		185	45	No (8)	Annual Agreements-Automatic Renewal	4, 11
Washington-Idaho-Montana Carpenters-Employers Retirement Fund	91-6123987 001	Endangered	Green		376	59	No (8)	Annual Agreements-Automatic Renewal	4
IUOE Local 825 Pension Plan	22-6033380 001		Green		242	141	No (8)	Annual Agreements-Automatic Renewal	9, 11
Massachusetts Laborers' Pension Fund	04-6128298 001		Green		485	137	No (8)	Annual Agreements-Automatic Renewal	9, 11
IUOE Local 4 Pension Fund	04-6013863 001		Green		311	111	No (8)	Annual Agreements-Automatic Renewal	9, 11
Local Union 400 IBEW Pension Plan	22-6257847 001	Green	Green		229	22	No (8)	Annual Agreements-Automatic Renewal	9
Electricians Pension Plan, IBEW 995	72-6057089 001	Critical	Critical	Rehab Plan 2009	131	0	No (7)	Annual Agreements-Automatic Renewal	9
Western States Insulators and Allied Workers Pension	51-0155190 001	Green	Green		111	19	No (8)	Annual Agreements-Automatic Renewal	4

All Others					1,559	1,120
Total					15,842	11,811

(1)	Defined Benefit Plans for Unions employed through the GPPMA agreement for St. Lucie and Turkey Point.
(2)	Defined Benefit Plans for Unions employed through the Southern Company Power Maintenance & Modification Agreement. The Southern Company SCMMA expires 07/31/2026 and renews each year unless terminated. The individual Union CBA range from 1 to 3 years in duration.
(3)	Defined Benefit Plans for Unions employed through the TVA PMMA and Other Agreements. The TVA Labor Agreements are annual agreements that automatically renew each year.
(4)	Defined Benefit Plans for Unions employed through the GPPMA agreement for Columbia Generating Station. The GPPMA Agreements are annual agreements that automatically renew each year.
(5)	Regional and National Defined Benefit Funds for multiple unions employed under different labor agreements.
(6)	Defined Benefit Plan for Union employed at Con Ed sites.
(7)	No Surcharge required if proper Rehabilitation Plan adopted in labor agreement.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)	No Surcharge required if Plan is not in Critical or Critical & Declining Status.
(9)	Defined Benefit Plans for Unions employed through the GPPMA agreement for San Onofre, Oyster Creek, Pilgrim, LaSalle, Byron, Quad Cities, Peach Bottom, Limerick, Ginna, Point Beach, Waterford III, Salem/Hope Creek and DC Cook Nuclear Plants (Holtec). Also work under Decommissioning Agreement at Oyster Creek and Pilgrim (CDI).
(10)	Defined Benefit Plans for Unions employed through the Nuclear Power Construction Agreement. The Nuclear Power Construction Agreement is for new work at Voglte and runs through the duration of the project.
(11)	The status of this plan had not been issued as of the date of filing this Form 10-K. A plan in green status with a calendar year has the option to issue its Annual Funding Notice in March or April of the subsequent year.

Employees covered by multiemployer pension plans are hired for project-based building and construction purposes. The Company’s participation level in these plans varies as a result.

The Company believes that its responsibility for potential withdrawal liabilities associated with participating in multiemployer plans is limited because the building and construction trades exemption should apply to the substantial majority of the Company’s plan contributions. However, pursuant to the Pension Protection Act of 2006 and other applicable laws, the Company is also exposed to other potential liabilities associated with plans that are underfunded. As of December 31, 2021, the Company had been notified that certain pension plans were in critical funding status. Currently, certain plans are developing, or have developed, a rehabilitation plan that may call for a reduction in participant benefits or an increase in future employer contributions. Therefore, in the future, the Company could be responsible for potential surcharges, excise taxes and/or additional contributions related to these plans. Additionally, market conditions and the number of participating employers remaining in each plan may result in a reorganization, insolvency or mass withdrawal that could materially affect the funded status of multiemployer plans and the Company’s potential withdrawal liability, if applicable. The Company continues to actively monitor, assess, and take steps to limit its potential exposure to any surcharges, excise taxes, additional contributions and/or withdrawal liabilities. However, the Company cannot, at this time, estimate the full amount, or even the range, of this potential exposure.

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

The Company completed a bankruptcy filing of its  Koontz-Wagner subsidiary on July 11, 2018. This could require the Company to incur legal fees and other expenses related to liabilities from this bankruptcy filing. While the Company does not anticipate these liabilities will have a material adverse effect on its results of operations, cash flows and financial position, and although the statute of limitations has run on certain claims that the Chapter 7 Trustee for the Koontz-Wagner estate might assert, there can be no assurance of the outcome. The filing was for Koontz-Wagner only, not for the Company as a whole, and was completely separate and distinct from the Williams business and operations. For additional information, please refer to “Note 4—Changes in Business” to the consolidated financial statements.

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

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Insurance:  The Company maintains insurance coverage for most insurable aspects of its business and operations. The Company’s insurance programs, including, but not limited to, health, general liability, and workers’ compensation, have varying coverage limits depending upon the type of insurance. For the year ended December 31, 2021 and 2020, insurance expense, including insurance premiums related to the excess claim coverage and claims incurred for continuing operations, was $2.0 million and $2.4 million, respectively.

The Company’s consolidated balance sheets include amounts representing its probable estimated liability related to insurance-related claims that are known and have been asserted against the Company, and for insurance-related claims that are believed to have been incurred, but had not yet been reported as of December 31, 2021 and 2020. As of December 31, 2021 and 2020, the Company provided $0.9 million and $0.5 million, respectively in letters of credit and provided cash collateral of $1.5 million and $0.6 million, respectively, as security for possible workers’ compensation claims.

Executive Severance: At December 31, 2021, the Company had outstanding severance arrangements with senior executives. The Company’s maximum commitment under all such arrangements, which would apply if the employees covered by these arrangements were each terminated without cause, was $5.4 million at December 31, 2021.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

The Company has certain customers that represented more than 10 percent of its consolidated accounts receivable. The balance for these customers as a percentage of the consolidated accounts receivable was as follows:

	December 31,
Customer	2021	2020
Tennessee Valley Authority	18%	15%
Bruce Power	17%	11%
Southern Nuclear Operating Company	16%	24%
Comprehensive Decommissioning International	10%	*
All others	39%	50%
Total	100%	100%

*Less than 10%

The Company has certain customers that represented more than 10 percent of consolidated revenue. The revenue for these customers as a percentage of the consolidated revenue was as follows:

	Year Ended December 31,
Customer	2021	2020
Southern Nuclear Operating Company	16%	31%
Bruce Power	12%	13%
Tennessee Valley Authority	11%	18%
GUBMK	11%	*
Comprehensive Decommissioning International	10%	*
Richmond County Constructors, LLC ("RCC")	*	11%
All others	40%	27%
Total	100%	100%

*Less than 10%

NOTE 16—OTHER SUPPLEMENTAL INFORMATION

Other current assets consisted of the following:

	December 31,
(in thousands)	2021	2020
Sales tax receivable - Canada	$4,866	2,097
Unamortized commercial insurance premiums	2,389	1,903
Prepaid expenses	1,136	700
Letters of credit	883	474
Cash collateral on commercial insurance claims	595	585
Other short-term assets	1,180	698
Total	$11,049	$6,457

Other long-term assets consisted of the following:

	December 31,
(in thousands)	2021	2020
Equity method investment in RCC	$2,521	$1,737
Right-of-use lease assets	1,527	2,029
Other long-term assets	1,664	1,946
Total	$5,712	$5,712

Other current liabilities consisted of the following:

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
(in thousands)	2021	2020
Accrued workers compensation	$430	$506
Accrued taxes	126	68
Accrued job cost	2,433	1,081
Accrued legal and professional fees	113	72
Sales tax payable - Canada	5,135	2,372
Stock Compensation	938	448
Short-term lease liability	1,606	1,362
Other accrued liabilities	236	1,261
Total	$11,017	$7,170

Other long-term liabilities consisted of the following:

	December 31,
(in thousands)	2021	2020
Long-term lease liability	511	1,011
Liability for uncertain tax positions	1,136	1,087
Total	$1,647	$2,098

Disaggregated long-lived assets by the geographic area were as follows:

	December 31,
(in thousands)	2021	2020
United States	$52,669	$51,825
Canada	86	206
Total	$52,755	$52,031

d

NOTE 17—SUBSEQUENT EVENTS

In early 2022, the Company lost a major contract in Canada and is in the process of exiting the Canadian market. This former customer contributed 12% of total revenue and 15% of gross margin in 2021.

Secondly, the Company lost a multi-year contract within the nuclear decommissioning market in early 2022. This customer contributed 10% of total revenue and 8% of gross margin in 2021. The Company is pursuing legal action, where appropriate, against a former Company employee and the competitor involved in this situation. The loss of the multi-year contract contributed to a loss of approximately $361.0 million in backlog for the years 2022 through 2029, including backlog of approximately $30.0 million for 2022 and $50.0 million for 2023. This contract did not represent a material amount of gross profit and is expected to contribute an estimated 3.5% of total gross profit in 2022. The Company’s total backlog as of December 31, 2021, excluding the lost decommissioning contract, was approximately $270.7 million.