Form 10-Q
period 2022-03-31
Williams Industrial Services Group Inc.
filed 2022-05-12
CIK 1136294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Large accelerated filer	◻	Accelerated filer	☒
Non-accelerated filer	◻	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ⌧

As of May 9, 2022, there were 26,560,277 shares of common stock of Williams Industrial Services Group Inc. outstanding.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$4,260	$2,482
Restricted cash	468	468
Accounts receivable, net of allowance of $392 and $427, respectively	33,574	35,204
Contract assets	12,838	12,683
Other current assets	11,076	11,049
Total current assets	62,216	61,886

Property, plant, and equipment, net	587	653
Goodwill	35,400	35,400
Intangible assets	12,500	12,500
Other long-term assets	6,998	5,712
Total assets	$117,701	$116,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,424	$12,168
Accrued compensation and benefits	12,056	12,388
Contract liabilities	2,717	3,412
Short-term borrowings	—	676
Current portion of long-term debt	1,050	1,050
Other current liabilities	10,288	11,017
Current liabilities of discontinued operations	337	316
Total current liabilities	42,872	41,027
Long-term debt, net	30,228	30,328
Deferred tax liabilities	2,447	2,442
Other long-term liabilities	3,539	1,647
Long-term liabilities of discontinued operations	4,207	4,250
Total liabilities	83,293	79,694
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.01 par value, 170,000,000 shares authorized and 26,700,683 and 26,408,789 shares issued, respectively, and 26,231,515 and 25,939,621 shares outstanding, respectively	261	261
Paid-in capital	92,080	92,227
Accumulated other comprehensive income (loss)	47	(95)
Accumulated deficit	(57,974)	(55,930)
Treasury stock, at par (469,168 and 469,168 common shares, respectively)	(6)	(6)
Total stockholders’ equity	34,408	36,457
Total liabilities and stockholders’ equity	$117,701	$116,151

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share data)	2022	2021
Revenue	$69,559	$60,851
Cost of revenue	63,850	54,753

Gross profit	5,709	6,098

Selling and marketing expenses	330	211
General and administrative expenses	6,071	6,311
Depreciation and amortization expense	66	41
Total operating expenses	6,467	6,563

Operating loss	(758)	(465)

Interest expense, net	1,219	1,293
Other income, net	(179)	(360)
Total other expense, net	1,040	933

Loss from continuing operations before income tax	(1,798)	(1,398)
Income tax expense	229	185
Loss from continuing operations	(2,027)	(1,583)

Loss from discontinued operations before income tax	—	(79)
Income tax expense	17	19
Loss from discontinued operations	(17)	(98)

Net loss	$(2,044)	$(1,681)

Basic loss per common share
Loss from continuing operations	$(0.08)	$(0.06)
Loss from discontinued operations	—	(0.01)
Basic loss per common share	$(0.08)	$(0.07)

Diluted loss per common share
Loss from continuing operations	$(0.08)	$(0.06)
Loss from discontinued operations	—	(0.01)
Diluted loss per common share	$(0.08)	$(0.07)

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2022	2021
Net loss	$(2,044)	$(1,681)
Foreign currency translation adjustment	142	4
Comprehensive loss	$(1,902)	$(1,677)

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
	Common Shares			Other
	$0.01 Per Share		Paid-in	Comprehensive	Accumulated	Treasury Shares
(in thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Total
Balance, December 31, 2020	25,926,333	$256	$90,292	$28	$(58,673)	(589,891)	$(8)	$31,895
Issuance of restricted stock	438,836	4	—	—	—	120,723	2	6
Tax withholding on restricted stock units	—	—	(545)	—	—	—	—	(545)
Stock-based compensation	—	—	625	—	—	—	—	625
Foreign currency translation	—	—	—	4	—	—	—	4
Net loss	—	—	—	—	(1,681)	—	—	(1,681)
Balance, March 31, 2021	26,365,169	$260	$90,372	$32	$(60,354)	(469,168)	$(6)	$30,304

				Accumulated
	Common Shares			Other
	$0.01 Per Share		Paid-in	Comprehensive	Accumulated	Treasury Shares
(in thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Total
Balance, December 31, 2021	26,408,789	$261	$92,227	$(95)	$(55,930)	(469,168)	$(6)	$36,457
Issuance of restricted stock units	291,894	—	—	—	—	—	—	—
Stock-based compensation	—	—	(147)	—	—	—	—	(147)
Foreign currency translation	—	—	—	142	—	—	—	142
Net loss	—	—	—	—	(2,044)	—	—	(2,044)
Balance, March 31, 2022	26,700,683	$261	$92,080	$47	$(57,974)	(469,168)	$(6)	$34,408

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2022	2021
Operating activities:
Net loss	$(2,044)	$(1,681)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net loss from discontinued operations	17	98
Deferred income tax provision (benefit)	5	(13)
Depreciation and amortization on plant, property, and equipment	66	41
Amortization of deferred financing costs	208	208
Amortization of debt discount	50	50
Bad debt expense	(35)	(18)
Stock-based compensation	(31)	715
Changes in operating assets and liabilities:
Accounts receivable	1,713	(1,634)
Contract assets	(153)	(4,410)
Other current assets	(27)	59
Other assets	(1,369)	(172)
Accounts payable	4,231	(859)
Accrued and other liabilities	619	5,112
Contract liabilities	(695)	(548)
Net cash provided by (used in) operating activities, continuing operations	2,555	(3,052)
Net cash used in operating activities, discontinued operations	(39)	(69)
Net cash provided by (used in) operating activities	2,516	(3,121)
Investing activities:
Purchase of property, plant, and equipment	—	(56)
Net cash used in investing activities	—	(56)
Financing activities:
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	—	(541)
Proceeds from short-term borrowings	66,618	57,971
Repayments of short-term borrowings	(67,294)	(57,172)
Repayments of long-term debt	(263)	(263)
Net cash used in financing activities	(939)	(5)
Effect of exchange rate change on cash	201	(90)
Net change in cash, cash equivalents and restricted cash	1,778	(3,272)
Cash, cash equivalents and restricted cash, beginning of period	2,950	9,184
Cash, cash equivalents and restricted cash, end of period	$4,728	$5,912

Supplemental Disclosures:
Cash paid for interest	$867	$875
Cash paid for income taxes, net of refunds	$36	$1,066

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Business

Williams Industrial Services Group Inc. (together with its wholly owned subsidiaries, “Williams,” the “Company,” “we,” “us” or “our,” unless the context indicates otherwise) was initially formed in 1998 as GEEG Inc., a Delaware corporation, and in 2001 changed its name to “Global Power Equipment Group Inc.,” and, as part of a reorganization, became the successor to GEEG Holdings, L.L.C., a Delaware limited liability company. Effective June 29, 2018, the Company changed its name to Williams Industrial Services Group Inc. to better align its name with the Williams business, and the Company’s stock trades on the NYSE American LLC under the ticker symbol “WLMS.” Williams has been safely helping plant owners and operators enhance asset value for more than 50 years. It provides a broad range of construction, maintenance, and support services to infrastructure customers in energy, power, and industrial end markets. The Company’s mission is to be the preferred provider of construction, maintenance, and specialty services through commitment to superior safety performance, focus on innovation, and dedication to delivering unsurpassed value to its customers.

Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on a basis consistent with that used in the Annual Report on Form 10-K for the year ended December 31, 2021, filed by the Company with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2022 (the “2021 Report”). In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, including all normal recurring adjustments, necessary to present fairly the unaudited condensed consolidated balance sheets and statements of operations, comprehensive income, stockholders’ equity and cash flows for the periods indicated. All significant intercompany transactions have been eliminated. The December 31, 2021 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These unaudited condensed consolidated interim financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the 2021 Report. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for any interim period are not necessarily indicative of operations to be expected for the full year.

The Company reports on a fiscal quarter basis utilizing a “modified” 5-4-4 calendar (modified in that the fiscal year always begins on January 1 and ends on December 31). However, the Company has continued to label its quarterly information using a calendar convention. The effects of this practice are modest and only exist when comparing interim period results. The reporting periods and corresponding fiscal interim periods are as follows:

Reporting Interim Period	Fiscal Interim Period
	2022	2021
Three Months Ended March 31	January 1, 2022 to April 3, 2022	January 1, 2021 to April 4, 2021
Three Months Ended June 30	April 4, 2022 to July 3, 2022	April 5, 2021 to July 4, 2021
Three Months Ended September 30	July 4, 2022 to October 2, 2022	July 5, 2021 to October 3, 2021

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

The Company did not implement any new accounting pronouncements during the first quarter of 2022. However, the Company is currently evaluating the impact of future disclosures that may arise under recent SEC proposals.

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

On September 2, 2021, the Company made the decision to relocate its corporate headquarters to Atlanta, Georgia and entered into a ten-year lease agreement. The Company completed its relocation in March 2022. The lease is presented as a right-of-use asset and lease liability and the lease liability amounts to $3.5 million with a present value of $2.3 million over a ten-year term. If the Company defaults, the landlord has the right to use the security deposit for rent or other payments due to other damages, injury, expense or liability as defined in the lease agreement. Although the security deposit shall be deemed the property of the landlord, any remaining balance of the security deposit shall be returned by the landlord to the Company after termination of the lease as the Company’s obligations under the lease have been fulfilled. The Company subleased its former office space and collected $15,000 of sublease income as of March 31, 2022.

The components of lease expense were as follows:

	Three Months Ended March 31,
Lease Cost/(Sublease Income) (in thousands)	2022	2021
Operating lease cost	$546	$555
Short-term lease cost	1,617	620
Sublease income	(15)	-
Total lease cost	$2,148	$1,175

Lease cost related to finance leases was not significant for the three months ended March 31, 2022 and 2021.

Information related to the Company’s right-of-use assets and lease liabilities were as follows:

Lease Assets/Liabilities (in thousands)	Balance Sheet Classification	March 31, 2022	December 31, 2021
Lease Assets
Right-of-use assets	Other long-term assets	$3,718	$1,527

Lease Liabilities
Short-term lease liabilities	Other current liabilities	$1,854	$1,606
Long-term lease liabilities	Other long-term liabilities	2,348	511
Total lease liabilities		$4,202	$2,117

Supplemental information related to the Company’s leases were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used by operating leases	$651	$578
Right-of-use assets obtained in exchange for new operating lease liabilities	2,678	491
Weighted-average remaining lease term - operating leases	5.47 years	1.80 years
Weighted-average remaining lease term - finance leases	1.98 years	3.23 years
Weighted-average discount rate - operating leases	9%	9%
Weighted-average discount rate - finance leases	9%	9%

Total remaining lease payments under the Company’s operating and finance leases were as follows:

	Operating Leases	Finance Leases

Three Months Ended March 31, 2022	(in thousands)
Remainder of 2022	$1,735	$4
2023	827	6
2024	479	-
2025	350	-
2026	348	-
Thereafter	1,589	-
Total lease payments	$5,328	$10
Less: interest	(1,136)	-
Present value of lease liabilities	$4,192	$10

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

As of March 31, 2022 and December 31, 2021, the Company did not have any assets related to its Electrical Solutions’ and Mechanical Solutions’ discontinued operations. The following table presents a reconciliation of the carrying amounts of major classes of liabilities of Electrical Solutions’ and Mechanical Solutions’ discontinued operations:

(in thousands)	March 31, 2022	December 31, 2021
Liabilities:
Other current liabilities	$337	$316
Current liabilities of discontinued operations	337	316
Liability for pension obligation	2,307	2,368
Liability for uncertain tax positions	1,900	1,882
Long-term liabilities of discontinued operations	4,207	4,250
Total liabilities of discontinued operations	$4,544	$4,566

The following table presents a reconciliation of the major classes of line items constituting the net loss from discontinued operations. In accordance with GAAP, the amounts in the table below do not include an allocation of corporate overhead.

	Three Months Ended March 31,
(in thousands)	2022	2021
General and administrative expenses	$—	$28
Interest expense	—	51
Loss from discontinued operations before income tax	—	(79)
Income tax expense	17	19
Loss from discontinued operations	$(17)	$(98)

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

Disaggregated revenue by type of contract was as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cost-plus reimbursement contracts	$54,255	$55,593
Fixed-price contracts	15,304	5,258
Total	$69,559	$60,851

Disaggregated revenue by the geographic area where the work was performed was as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
United States	$64,057	$51,190
Canada	5,502	9,661
Total	$69,559	$60,851

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

The following table provides information about contract assets and contract liabilities from contracts with customers:

	Three Months Ended March 31,
(in thousands)	2022	2021
Costs incurred on uncompleted contracts	$63,850	$54,753
Earnings recognized on uncompleted contracts	5,709	6,098
Total	69,559	60,851
Less—billings to date	(59,438)	(50,301)
Net	$10,121	$10,550
Contract assets	$12,838	$12,528
Contract liabilities	(2,717)	(1,978)
Net	$10,121	$10,550

For the three months ended March 31, 2022, the Company recognized revenue of approximately $1.4 million on approximately $3.4 million that was included in the corresponding contract liability balance on December 31, 2021.

Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of March 31, 2022:

(in thousands)	Remainder of 2022	2023	2024	Thereafter	Total
Remaining performance obligations	$121,843	$65,730	$27,148	$42,235	$256,956

NOTE 6—EARNINGS (LOSS) PER SHARE

As of March 31, 2022, the Company’s 26,231,515 shares outstanding included 321,142 shares of contingently issued but unvested restricted stock. As of March 31, 2021, the Company’s 25,896,001 shares outstanding included 215,956 shares of contingently issued but unvested restricted stock. Restricted stock is excluded from the calculation of basic weighted average shares outstanding, but its impact, if dilutive, is included in the calculation of diluted weighted average shares outstanding.

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

Basic and diluted earnings per common share from continuing operations were calculated as follows:

	Three Months Ended March 31,
(in thousands, except share data)	2022	2021
Loss from continuing operations	$(2,027)	$(1,583)

Basic loss per common share:
Weighted average common shares outstanding	25,838,562	24,933,894

Basic loss per common share	$(0.08)	$(0.06)

Diluted loss per common share:
Weighted average common shares outstanding	25,838,562	24,933,894

Diluted effect:
Unvested portion of restricted stock units and awards	—	—
Weighted average diluted common shares outstanding	25,838,562	24,933,894

Diluted loss per common share	$(0.08)	$(0.06)

The weighted average number of shares outstanding used in the computation of basic and diluted earnings per common share does not include the effect of the following potential outstanding common stock. The effects of the potentially outstanding service-based restricted stock and restricted stock unit awards were not included in the calculation of diluted earnings per common share because the effect would have been anti-dilutive. The effects of the potentially outstanding performance- and market-based restricted stock unit awards were not included in the calculation of diluted earnings per common share because the performance and/or market conditions had not been satisfied as of March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Unvested service-based restricted stock and restricted stock unit awards	281,243	1,476,645
Unvested performance- and market-based restricted stock unit awards	1,923,002	1,023,740

NOTE 7—INCOME TAXES

The effective income tax expense rate for continuing operations for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
	2022	2021
Effective income tax rate for continuing operations	(12.7)%	(13.3)%

The effective income tax rate differs from the statutory federal income tax rate of 21% primarily because of the Canadian income tax provision and the partial valuation allowances recorded on the Company’s deferred tax assets.

For the three months ended March 31, 2022, the Company recorded income tax expense from continuing operations of $0.2 million, or (12.7)% of pretax loss from continuing operations, compared with income tax expense from continuing operations of $0.2 million, or (13.3)% of pretax loss from continuing operations, in the corresponding period of 2021. The $44,000 increase in income tax provision from continuing operations for the three months ended March 31, 2022, compared with the corresponding period in 2021 was primarily the result of the Canadian pre-tax book income.

The Company’s net deferred balance was primarily composed of indefinite lived deferred tax liabilities attributable to goodwill and trade names, and indefinite lived deferred tax assets related to the post 2017 net operating losses and the Section 163(j) interest addback. A full valuation allowance was applied to most of the remaining deferred balances. The indefinite lived deferred tax assets enabled the release of the valuation allowance to the extent that it can offset the indefinite lived deferred tax liabilities. Because all indefinite lived deferred tax liabilities are part of continued operations, and the release of valuation allowance is attributable to the future taxable income related to these deferred tax liabilities, the entire valuation allowance released was recorded in continuing operations according to ASC 740-20-45-3. As of March 31, 2022, the Company had $2.4 million net deferred tax liabilities, mainly composed of $12.4 million indefinite lived deferred tax liabilities attributable to goodwill and trade names and $0.3 million of deferred tax liability related to its investment in Canada, partially offset by $6.9 million indefinite lived deferred tax assets attributable to post 2017 net operating losses, and $3.3 million indefinite lived deferred tax assets attributable to Section 163(j) interest addback.

As of March 31, 2022 and 2021, the Company would have needed to generate approximately $288.8 million and $273.8 million, respectively, of future taxable income in order to realize its deferred tax assets.

The Company’s foreign subsidiaries may generate earnings that are not subject to U.S. income taxes so long as they are permanently reinvested in its operations outside of the U.S. Pursuant to ASC 740-30, undistributed earnings of foreign subsidiaries that are no longer permanently reinvested would become subject to deferred income taxes.

As of March 31, 2022, the Company projects that its Canadian subsidiary will have generated approximately $6.2 million in undistributed earnings by the end of 2022. The Company’s management expects that all of the undistributed earnings will be repatriated back to the United States within the next 12 months. The Company formed the Canadian subsidiary in 2018 without significant capital investment, the majority of the undistributed earnings was expected to be repatriated as dividends to the United States at the United States-Canada treaty rate of 5%. As a result, the Company accrued a deferred tax liability of $0.3 million related to its investment in Canada for its outside basis difference as of March 31, 2022.

As of each of March 31, 2022 and 2021, the Company provided for a total liability of $3.0 million, of which $1.9 million for the period ended March 31, 2022, compared to $1.8 million for the corresponding period in 2021, related to discontinued operations, for unrecognized tax benefits related to various federal, foreign and state income tax matters, which were included in long-term liabilities of discontinued operations and other long-term liabilities. If recognized, the entire amount of the liability would affect the effective tax rate. As of March 31, 2022, the Company accrued approximately $1.4 million, of which $0.9 million related to discontinued operations, in both other long-term liabilities of discontinued operations and other long-term liabilities for potential payment of interest and penalties related to uncertain income tax positions.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. The Company has incorporated the impact of the CARES Act to the tax provision. In addition, the Company deferred payments of federal employer payroll taxes of approximately $4.9 million, as permitted by the CARES Act. The first half of the deferred amounts were paid in December 2021, and the second half will be paid by December 2022.

NOTE 8—DEBT

The following table provides information about the Company’s debt, net of unamortized deferred financing costs:

(in thousands)	March 31, 2022	December 31, 2021
Short-term borrowings	$-	$676
Term loan, current portion of long-term debt	1,050	1,050
Current debt	$1,050	$1,726

Term loan, noncurrent portion of long-term debt	$32,637	$32,900
Debt discount	(741)	(791)
Unamortized deferred financing costs	(1,668)	(1,781)
Long-term debt, net	$30,228	$30,328

Total debt, net	$31,278	$32,054

Debt Refinancing

On December 16, 2020 (the “Closing Date”), the Company and certain of its subsidiaries refinanced and replaced its prior revolving credit facility and term loan facility and entered into (i) the Term Loan Agreement (as defined below), which provided for senior secured term loan facilities in an aggregate principal amount of up to $50.0 million (collectively, the “Term Loan”), consisting of a $35.0 million closing date term loan facility (the “Closing Date Term Loan”) and up to $15.0 million of borrowings under a delayed draw facility (the “Delayed Draw Term Loan Facility”) with EICF Agent LLC, as agent, and CION Investment Corporation,  as a lender and a co-lead arranger, and the other lenders party thereto; and (ii) a senior secured asset-based revolving line of credit of up to $30.0 million (the “Revolving Credit Facility”) with PNC Bank, National Association (“PNC”). In connection with the refinancing, the Company repaid the outstanding balance of the prior facilities and all interest in full.

As of March 31, 2022, the Company had no outstanding debt under the Revolving Credit Facility and $33.7 million outstanding (including both the noncurrent and current portion of the Term Loan) under the Term Loan. As of March 31, 2022, the Company was in compliance with all debt covenants.

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

Subject to certain exceptions, within 120 days of the end of each calendar year, beginning with the year ended December 31, 2021, the Term Loan Borrowers must prepay the Obligations in an amount equal to (1) (i) if the Total Leverage Ratio is greater than 3:00:1:00, 50.0% of Excess Cash Flow (as defined in the Term Loan Agreement) or (ii) if the Total Leverage Ratio is equal to or less than 3:00:1:00 and greater than 2:00:1:00, 25.0% of Excess Cash Flow, less (2) all voluntary prepayments made on the Term Loan during such calendar year; provided that, so long as no default or event of default has occurred and is continuing or would result therefrom, no such prepayment will be required unless Excess Cash Flow for such calendar year equals or exceeds $0.5 million. The Company was not required to prepay any Obligations for the year ended December 31, 2021. The Term Loan Agreement also requires mandatory prepayment of certain amounts in the event the Term Loan Borrowers receive proceeds from certain events and activities, including, among others, certain asset sales and casualty events, the issuance of indebtedness and equity interests, and the receipt of extraordinary receipts (with certain exclusions), plus, in certain instances, the applicable Prepayment Fee, calculated as set forth above.

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

The Revolving Credit Facility provides for a letter of credit sublimit in an amount up to $2.0 million. As of March 31, 2022, the Company had $0.5 million letters of credit outstanding under this sublimit and $0.4 million cash collateralized standby letters of credit outstanding pursuant to its prior revolving credit facility with Wells Fargo Bank, National Association. There were no amounts drawn upon these letters of credit as of March 31, 2022.

In addition, as of March 31, 2022 and December 31, 2021, the Company had outstanding payment and performance surety bonds of $64.6 million and $67.6 million, respectively.

Deferred Financing Costs and Debt Discount:

Deferred financing costs and debt discount is amortized over the terms of the related debt facilities using the straight-line method. The following table summarizes the amortization of deferred financing costs and debt discount related to the Company's debt facilities and recognized in interest expense on the unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
(in thousands)	2022	2021
Term loan	$113	$113
Debt discount on term loan	50	50
Revolving credit facility	95	95
Total	$258	$258

The following table summarizes unamortized deferred financing costs and debt discount included on the Company's unaudited condensed consolidated balance sheets:

(in thousands)	Location	March 31, 2022	December 31, 2021
Term loan	Long-term debt, net	$1,668	$1,781
Debt discount on term loan	Long-term debt, net	741	791
Revolving credit facility	Other long-term assets	1,414	1,509
Total		$3,823	$4,081

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

The Company’s financial instruments as of March 31, 2022 and December 31, 2021 consisted primarily of cash and cash equivalents, restricted cash, receivables, payables, and debt instruments. The carrying values of these financial instruments approximate their respective fair values, as they are either short-term in nature or carry interest rates that are periodically adjusted to market rates.

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

Insurance

The Company maintains insurance coverage for most insurable aspects of its business and operations. The Company’s insurance programs, including, but not limited to, health, general liability, and workers’ compensation, have varying coverage limits depending upon the type of insurance. For the three months ended March 31, 2022, insurance expense, including insurance premiums related to the excess claim coverage and claims incurred for continuing operations, was $1.7 million.

The Company’s unaudited condensed consolidated balance sheets include amounts representing its probable estimated liability related to insurance-related claims that are known and have been asserted against the Company, and for insurance-related claims that are believed to have been incurred but had not yet been reported as of March 31, 2022. As of March 31, 2022, the Company provided $0.9 million in letters of credit and $1.5 million of non-depleting cash collateral as security for possible general liability and workers’ compensation claims.

Executive Severance

As of March 31, 2022, the Company had outstanding severance arrangements with senior executives. The Company’s maximum commitment under all such arrangements, which would apply if the employees covered by these arrangements were each terminated without cause, was $5.4 million on March 31, 2022. The Company did not accrue executive severance expenses as of March 31, 2022.

NOTE 11—STOCK-BASED COMPENSATION PLANS

During the first three months of 2022, the Company granted 291,894 service-based restricted stock awards under the 2015 Equity Incentive Plan (as amended and restated, the “2015 Plan”), at a grant date fair value of $1.85 per share, to its non-employee directors, which vest in full on February 3, 2023.

During the first three months of 2022, the Company granted 362,356 service-based restricted stock units to its employees under the 2022 long-term incentive (“LTI”) program and the 2015 Plan at a grant date fair value of $1.99 per share. These service-based restricted stock units can be paid in cash or shares at the election of the Compensation Committee of the Board of Directors and shall vest in equal annual installments over a period of three years.

During the first three months of 2022, the Company also granted 724,726 performance-based restricted stock units to its employees under the 2022 LTI program and the 2015 Plan at a grant date fair value of $1.99 per share. The 2022 performance-based restricted stock units have three annual performance periods (fiscal years 2022, 2023 and 2024), with operating income and free cash flow goals (equally weighted) for each year, and threshold performance resulting in awards earned at 50% of the target opportunity and maximum performance resulting in awards earned at 200% of the target. The annual achievement levels are averaged over the three-year performance period and the earned amounts, if any, will vest on March 31, 2025. The three-year average payout level for each performance objective replaces the actual payout level for any fiscal year where the actual payout is less than the three-year average. These performance-based restricted stock units can be paid in cash or shares at the election of the Compensation Committee of the Board of Directors.

During the first three months of 2021, the Company granted 307,616 service-based restricted stock units under the 2021 LTI program and the 2015 Plan at a grant date fair value of $3.48 per share. These service-based restricted stock units can be paid in cash or shares at the election of the Compensation Committee of the Board of Directors and shall vest in full on March 31, 2024.

During the first three months of 2021, the Company also granted performance-based restricted stock units under the 2021 LTI program and the 2015 Plan with an aggregate cash value of approximately $2.2 million, which could be paid in cash or shares at the election of the Compensation Committee of the Board of Directors. The 2021 performance-based restricted stock units have three annual performance periods (fiscal years 2021, 2022 and 2023), with operating income and free cash flow goals (equally weighted) for each year, and threshold performance resulting in awards earned at 50% of the target opportunity and maximum performance resulting in awards earned at 200% of the target. The annual achievement levels are averaged over the three-year performance period and the earned amounts, if any, vest on March 31, 2024. These are cash-based awards that were included in other current liabilities on the consolidated balance sheet beginning in April 2021.

The Company previously granted (i) performance-based restricted stock units under the 2016 LTI program, which were scheduled to vest if the Company achieved a per share stock price of $5.50 for 30 consecutive trading days prior to August 5, 2021, (ii) performance-based restricted stock units under the 2017 LTI program, which were scheduled to vest if the Company achieved a per share stock price of $6.00 for 30 consecutive trading days prior to March 31, 2021 (pursuant to an extension from the initial vesting date of March 31, 2020, which extension was approved by the Compensation Committee in February 2020), and (iii) performance-based restricted stock units under the 2018 LTI program, which were scheduled to vest if the Company achieved a per share stock price of at least $5.00 for any period of 30 consecutive trading days prior to June 30, 2021 (collectively, the “LTI Performance Awards”). On March 5, 2021, the Compensation Committee of the Board of Directors extended the performance period for each of the LTI Performance Awards to December 31, 2022. In accordance with ASC Topic 718, “Compensation—Stock Compensation” (“ASC 718”),  the Company conducted a lattice valuation model in order to revalue the market price for the LTI Performance Awards at the March 5, 2021 modification date. The 2018 LTI program met the market objective by achieving a per share stock price of $5.00 for 30 consecutive days, and approximately 195,240 shares will vest for recipients remaining employed through December 31, 2022.

During the first three months of 2021, the Compensation Committee of the Board of Directors approved modifying the 2020 and 2019 performance-based restricted stock units granted in 2020 and 2019. The 2020 and 2019 performance-based restricted stock units did not achieve the 2021 performance objectives. The 2019 performance-based restricted stock units expired because their final performance period was 2021.

During the first three months of 2021, the Company’s management analyzed the probability of achieving the 2022 performance objectives for the 2021 and 2020 performance-based restricted stock units granted in 2021 and 2020 and determined that, after comparing the actual year-to-date results to the forecasted results, it is unlikely the Company will achieve the minimum performance metric for the 2022 performance period. This resulted in a $0.3 million adjustment for the 2021 performance-based restricted stock units and an entire reversal of $0.5 million for the 2020 performance-based restricted stock units within the first three months of 2022. The 2020 performance-based restricted stock units will expire after the 2022 performance period and the 2021 performance-based restricted stock units were adjusted to vest at 55% of their original cash value and will be expensed for a total of $0.9 million until the end of the service requisite period of March 31, 2024.

While the majority of  restricted stock units and awards were granted as equity, in accordance with ASC 718, the Company has one cash-based plan that is classified as a liability. The $0.8 million adjustment and reversal to the 2021 and 2020 performance-based restricted stock units resulted in the Company not having any stock-based compensation expense in the first three months of 2022 compared to $0.7 million for the same period in 2021. The March 31, 2022 and 2021 stock-based compensation expense was included in general and administrative expenses on the Company’s unaudited condensed consolidated statements of operations.

NOTE 12—OTHER SUPPLEMENTARY INFORMATION

The following table summarizes other current assets included on the Company's unaudited condensed consolidated balance sheets:

(in thousands)	March 31, 2022	December 31, 2021
Sales tax receivable - Canada	$5,382	4,866
Unamortized commercial insurance premiums	1,607	2,389
Prepaid expenses	1,564	1,136
Other short-term assets	2,523	2,658
Total	$11,076	$11,049

The following table summarizes other current liabilities included on the Company's unaudited condensed consolidated balance sheets:

(in thousands)	March 31, 2022	December 31, 2021
Accrued job cost	572	2,433
Sales tax payable - Canada	5,660	5,135
Stock Compensation	1,053	938
Short-term lease liability	1,854	1,606
Other accrued liabilities	1,149	905
Total	$10,288	$11,017

The following table summarizes other long-term assets included on the Company's unaudited condensed consolidated balance sheets:

(in thousands)	March 31, 2022	December 31, 2021
Equity method investment in RCC	$1,721	$2,521
Right-of-use lease assets	3,718	1,527
Other long-term assets	1,559	1,664
Total	$6,998	$5,712

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q and its exhibits contain or incorporate by reference various forward-looking statements that express a belief, expectation or intention or are otherwise not statements of historical fact. Forward-looking statements generally use forward-looking words, such as “may,” “will,” “could,” “should,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast” and other words that convey the uncertainty of future events or outcomes. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. Investors should not place undue reliance on any of these forward-looking statements. Except as required by law, we undertake no obligation to further update any such statements, or the risk factors described in our 2021 Report under the heading “Part I—Item 1A. Risk Factors,” to reflect new information, the occurrence of future events or circumstances or otherwise. The forward-looking statements in this Form 10-Q do not constitute guarantees or promises of future performance. Forward-looking statements may include information concerning the following, among other items:

●	our ability to make interest and principal payments on our debt and satisfy the financial and other covenants contained in our debt facilities, as well as our ability to engage in certain transactions and activities due to limitations and covenants contained in such facilities;
●	our ability to generate sufficient cash resources to continue funding operations, including investments in working capital required to support growth-related commitments that we make to our customers, and the possibility that we may be unable to obtain any additional funding as needed or incur losses from operations in the future;
●	exposure to market risks from changes in interest rates, including changes to or replacement of the LIBOR;
●	our ability to obtain adequate surety bonding and letters of credit;
●	our ability to maintain effective internal control over financial reporting and disclosure controls and procedures;
●	our ability to attract and retain qualified personnel, skilled workers, and key officers;
●	failure to successfully implement or realize our business strategies, plans and objectives of management, and liquidity, operating and growth initiatives and opportunities, including any expansion into new markets and our ability to identify potential candidates for, and consummate, acquisition, disposition, or investment transactions;
●	the loss of one or more of our significant customers;
●	our competitive position;
●	market outlook and trends in our industry, including the possibility of reduced investment in, or increased regulation of, nuclear power plants and declines in public infrastructure construction and reductions in government funding, including funding by state and local agencies;
●	costs exceeding estimates we use to set fixed-price contracts;

●	harm to our reputation or profitability due to, among other things, internal operational issues, poor subcontractor performances or subcontractor insolvency;
●	potential insolvency or financial distress of third parties, including our customers and suppliers;
●	our contract backlog and related amounts to be recognized as revenue;
●	our ability to maintain our safety record, the risks of potential liability and adequacy of insurance;
●	adverse changes in our relationships with suppliers, vendors, and subcontractors, including increases in cost, disruption of supply or shortage of labor, freight, equipment or supplies, including as a result of the COVID-19 pandemic;
●	compliance with environmental, health, safety and other related laws and regulations, including those related to climate change;
●	limitations or modifications to indemnification regulations of the U.S.;
●	our expected financial condition, future cash flows, results of operations and future capital and other expenditures;
●	the impact of general economic conditions, including inflation, ongoing economic disruption, including the effects of the Ukraine-Russia conflict, and a possible recession;
●	the impact of the COVID-19 pandemic on our business, results of operations, financial condition, and cash flows, including global supply chain disruptions and the potential for additional COVID-19 cases to occur at our active or future job sites, which potentially could impact cost and labor availability;
●	information technology vulnerabilities and cyberattacks on our networks;
●	our failure to comply with applicable laws and regulations, including, but not limited to, those relating to privacy and anti-bribery;
●	our ability to successfully implement our new enterprise resource planning (ERP) system;
●	our participation in multiemployer pension plans;
●	the impact of any disruptions resulting from the expiration of collective bargaining agreements;
●	the impact of natural disasters, which may worsen or increase due to the effects of climate change, and other severe catastrophic events;
●	the impact of corporate citizenship and environmental, social and governance matters;
●	the impact of changes in tax regulations and laws, including future income tax payments and utilization of net operating loss and foreign tax credit carryforwards;
●	volatility of the market price for our common stock;
●	our ability to maintain our stock exchange listing;
●	the effects of anti-takeover provisions in our organizational documents and Delaware law;
●	the impact of future offerings or sales of our common stock on the market price of such stock;
●	expected outcomes of legal or regulatory proceedings and their anticipated effects on our results of operations; and
●	any other statements regarding future growth, future cash needs, future operations, business plans and future financial results.

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

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. Investors should consider the areas of risk and uncertainty described above, as well as those discussed in the 2021 Report under the heading “Part I—Item 1A. Risk Factors.” Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and we caution investors not to rely upon them unduly.

The following discussion provides an analysis of the results of continuing operations, an overview of our liquidity and capital resources and other items related to our business. Unless otherwise specified, the financial information and discussion in this Form 10-Q are as of and for the three months ended March 31, 2022 and are based on our continuing operations; they exclude any results of our discontinued operations. Please refer to “Note 4—Changes in Business” to the unaudited condensed consolidated financial statements included in this Form 10-Q for additional information on our discontinued operations.

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Form 10-Q and our audited consolidated financial statements and notes thereto included in the 2021 Report.

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

The following tables summarize our backlog:

(in thousands)	March 31, 2022	December 31, 2021
Cost plus	$197,479	$559,417
Lump sum	59,477	72,276
Total	$256,956	$631,693

(in thousands)	Three Months Ended March 31, 2022
Backlog - beginning of period	$631,693
New awards	38,293
Adjustments and cancellations, net	(343,471)
Revenue recognized	(69,559)
Backlog - end of period	$256,956

Total backlog as of March 31, 2022 was $257.0 million, compared with $631.7 million on December 31, 2021, a decrease of $374.7 million, which was primarily driven by the loss of a multi-year contract within the nuclear decommissioning market in

February 2022, contributing to a loss of approximately $361.0 million in backlog for the years 2022 through 2029. Our nuclear and water markets also contributed to a $14.6 million decrease in backlog. We estimate that $139.0 million, or 54.1% of total backlog on March 31, 2022, will be converted to revenue within the next twelve months and $121.8 million, or 47.4% of total backlog, will be converted to revenue within the remainder of the fiscal year. As of December 31, 2021, we estimated that approximately $157.2 million of our year-end backlog, as adjusted for the loss of the multi-year contract in February 2022, would be converted to revenue during 2022. Please refer to Item 1, Business under “Backlog” and “Note 17—Subsequent Events” included in the 2021 Report for additional information.

Results of Operations

The following summary and discussion of our results of operations is based on our continuing operations and excludes any results of our discontinued operations:

	Three Months Ended March 31,
(in thousands)	2022	2021
Revenue	$69,559	$60,851
Cost of revenue	63,850	54,753
Gross profit	5,709	6,098

Selling and marketing expenses	330	211
General and administrative expenses	6,071	6,311
Depreciation and amortization expense	66	41
Total operating expenses	6,467	6,563

Operating loss	(758)	(465)

Interest expense, net	1,219	1,293
Other income, net	(179)	(360)
Loss from continuing operations before income tax	(1,798)	(1,398)
Income tax expense	229	185
Loss from continuing operations	$(2,027)	$(1,583)

Revenue for the three months ended March 31, 2022 increased $8.7 million, or 14.3%, compared with the corresponding period in 2021. This increase was primarily related to growth in the nuclear markets with several key customers, which accounted for $8.9 million of the increase. These increases were also supplemented by incremental revenue of $6.3 million in the water markets. Revenue growth in the nuclear and water markets was partially offset by $4.2 million of reduced revenue as the Company exited the Canadian nuclear market.  Additionally, revenue generated in the decommissioning market declined by $4.0 million resulting from the loss of a contract.

Gross profit for the three months ended March 31, 2022 decreased by $0.4 million, or 6.4%, compared with the corresponding period in 2021, while gross margin declined to 8.2% from 10.0%. The decrease in gross profit reflects start-up costs relating to our entry into the energy transmission and distribution markets and the impact of certain lump sum projects in the water markets for which we currently earn revenue without recognizing any profit. We recorded a loss on these projects in the third quarter of 2021 and currently anticipate that these projects will continue to generate revenues with no associated profits until completion within the fourth quarter of 2022. Excluding the impact relating to start-up costs in the energy transmission and distribution markets and the non-profitable lump sum projects in the water market, the Company would have realized a gross margin of 10.5% rather than 8.2%.

Operating losses for the three months ended March 31, 2022 increased by $0.3 million, or 63.0%, compared with the corresponding period in 2021. These increased losses were due to a decrease in gross profit and partially offset by decreased operating expenses primarily resulting from lower general and administrative expenses.

General and Administrative Expenses

	Three Months Ended March 31,
(in thousands)	2022	2021
Employee-related expenses	$3,056	$3,532
Stock-based compensation expense	(31)	715
Professional fees	1,651	910
Other expenses	1,395	1,154
Total	$6,071	$6,311

Total general and administrative expenses for the three months ended March 31, 2022 decreased $0.2 million, or 3.8%, compared with the corresponding period in 2021. The decrease was largely driven by a decrease in compensation expenses of $1.2 million. This decrease was partially offset by an increase of $0.7 million in professional fees relating to an ongoing legal matter.

Total Other Expense, Net

	Three Months Ended March 31,
(in thousands)	2022	2021
Interest expense, net	$1,219	$1,293
Other income, net	(179)	(360)
Total	$1,040	$933

Total other expense, net, for the three months ended March 31, 2022 increased $0.1 million, or 11.5%, compared with the corresponding period in 2021. The increase was primarily due to a $0.2 million decrease in other income relating to profits associated with a joint venture in the nuclear market. This was partially offset by a decline in interest expense of $0.1 million resulting from reduced debt levels.

Income Tax Expense

	Three Months Ended March 31,
(in thousands)	2022	2021
Income tax expense	$229	$185

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

For the three months ended March 31, 2022, the Company recorded income tax expense from continuing operations of $0.2 million, or (12.7)% of pretax loss from continuing operations, compared with income tax expense from continuing operations of $0.2 million, or (13.3)% of pretax loss from continuing operations, in the corresponding period of 2021. The $44,000 increase in income tax provision from continuing operations for the three months ended March 31, 2022, compared with the corresponding period in 2021 was primarily the result of the Canadian pre-tax book income.

Discontinued Operations

See “Note 4—Changes in Business” to the unaudited condensed consolidated financial statements included in this Form 10-Q for information regarding discontinued operations.

Liquidity and Capital Resources

During the three months ended March 31, 2022, our principal sources of liquidity were borrowings under the Revolving Credit Facility and effective management of our working capital. Our principal uses of cash were to pay for customer contract-related material, labor and subcontract labor, operating expenses, and interest expense on the Term Loan and the Revolving Credit Facility. See discussion in “Note 8—Debt” to the unaudited condensed consolidated financial statements included in this Form 10-Q for additional information about the Term Loan and the Revolving Credit Facility.

Net Cash Flows

Our net consolidated cash flows, including cash flows related to discontinued operations, consisted of the following:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cash flows provided by (used in):
Operating activities	$2,516	$(3,121)
Investing activities	—	(56)
Financing activities	(939)	(5)
Effect of exchange rate changes on cash	201	(90)
Net change in cash, cash equivalents and restricted cash	$1,778	$(3,272)

Cash and Cash Equivalents

As of March 31, 2022, our operating unrestricted cash and cash equivalents increased $1.8 million to $4.3 million from $2.5 million as of December 31, 2021. As of March 31, 2022, $0.1 million of operating cash was held in U.S. bank accounts and

$4.2 million was held in Canada. Total liquidity (the sum of unrestricted cash and availability under the Revolving Credit Facility) was $26.1 million at the end of the first quarter of 2022.

Operating Activities

Cash flows from operating activities result primarily from earnings sources and are affected by changes in operating assets and liabilities, which consist primarily of working capital balances related to our projects. For the three months ended March 31, 2022, cash provided by operating activities totaled $2.6 million, an increase in cash provided of $5.6 million compared to the corresponding period in 2021, primarily due to a decrease in accounts receivable of $1.7 million and an increase in accounts payable of $4.2 million. This increase in cash provided was partially offset by an increase in other assets of $1.4 million.

Investing Activities

Cash flows from investing activities were insignificant for the three months ended March 31, 2022, consistent with the corresponding period in 2021.

Financing Activities

For the three months ended March 31, 2022, net cash used in financing activities of $0.9 million was primarily composed of cash used by our repayments from customer cash receipts exceeding our borrowings under the Revolving Credit Facility by $0.7 million, coupled with a $0.3 million payment on our Term Loan.

During the three months ended March 31, 2021, net cash used in financing activities was primarily due to cash used in connection with our stock-based awards for payments for statutory taxes of $0.5 million, partially offset by cash provided from our borrowings under the Revolving Credit Facility exceeding our repayments from customer cash receipts by $0.8 million.

Effect of Exchange Rate Changes on Cash

For both the three months ended March 31, 2022 and 2021, the effect of Canadian foreign exchange rate changes on our cash balances was not material.

Dividends

We do not currently anticipate declaring dividends in the near future. As of March 31, 2022, the terms of the Term Loan and Revolving Credit Facility restricted our ability to pay dividends. In addition, the timing and amounts of any dividends would be subject to determination and approval by our Board of Directors.

Liquidity Outlook

Overall, while we anticipate we will experience periodic short-term constraints on our liquidity as a result of the cash flow requirements of specific projects through the third quarter 2022, we expect our liquidity situation to have stabilized at an improved level by the fourth quarter of 2022. Such constraints on our liquidity could affect our ability to remain in compliance with our debt covenants, as we make investments in our business, in which case, we may need to seek an amendment to or waiver of certain relevant financial covenants under our credit facilities. We expect to maintain sufficient liquidity by managing our expenses and borrowing and repayments of our Revolving Credit Facility. A high percentage of our cost of service comes from weekly craft labor payrolls, and the lag between incurrence of those payrolls and the subsequent collection of the resulting customer billings results in negative cash flows for that time period. Although we utilize the Revolving Credit Facility to address those time period negative cash flows, contract terms restricting customer invoicing frequency, delays in customer payments, and underlying surety bonds negatively impact our available borrowing base. We believe that we have sufficient resources to satisfy our working capital requirements through the next 12 months and our long-term liquidity needs and foreseeable material cash requirements, as we strategically use our $30.0 million borrowing availability under our Revolving Credit Facility and continue to implement our future growth initiatives. A variety of factors can affect our short- and long-term liquidity, which impact could be material, including, but not limited to: cash for operations; matters relating to our contracts, including contracts billed based on milestones that may require us to incur significant expenditures prior to collections from our customers and others that allow for significant upfront billing at the beginning of a project, which temporarily increases liquidity in the near term; the outcome of potential contract disputes, which may be significant; payment collection issues, including those caused by economic slowdowns or other factors which can lead to credit deterioration of our customers; required payments on the Term Loan and the Revolving Credit Facility and on our operating and finance leases; pension obligations requiring annual contributions to multiemployer pension plans; insurance coverage for contracts that require us to indemnify third parties; and issuances of letters of credit. We believe that we have adequate sources of liquidity to meet our long-term liquidity needs of developing key management and craft personnel, enhancing our services to meet new opportunities and obtaining the amount of capital needed to drive our long-term growth initiatives of attracting new customers and expanding our market reach. In the event that we are unable to address any potential liquidity shortfalls that may arise in the future, management will need to seek additional funding, which may not be available on reasonable terms, if at all.

While we do not expect the COVID-19 pandemic to materially adversely affect us, we currently cannot predict the ultimate impact of the COVID-19 pandemic on our business, results of operations, financial condition and cash flows, or on our customers, as such impact is dependent on future developments, including the duration and severity of the pandemic and the related length of its impact on the global economy. Management will continue to closely monitor conditions using the data available and will draw on the expertise of health officials. Any recovery from the COVID-19 pandemic and related economic impact may be slowed or reversed by a number of factors, including the continued sporadic outbreaks of COVID-19 cases, the ongoing spread of new COVID-19 variants and the impact of COVID-19 vaccines and treatments, and even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of the pandemic’s global economic impact.

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

As of March 31, 2022, we had a contingent liability for issued and outstanding standby letters of credit, generally issued to secure performance on customer contracts. As of March 31, 2022, we had $0.5 million outstanding letters of credit under the Revolving Credit Facility sublimit and $0.4 million of outstanding cash collateralized standby letters of credit pursuant to a prior revolving credit facility with Wells Fargo Bank, National Association, and there were no amounts drawn upon these letters of credit. In addition, as of March 31, 2022, we had outstanding surety bonds of $64.6 million. Our subsidiaries also provide financial guarantees for certain contractual obligations in the ordinary course of business.

Critical Accounting Policies and Use of Estimates

There have been no material changes to our critical accounting policies as set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2021 Report.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information required under this item.

Item 4.     Controls and Procedures.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, under the supervision of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Solely as a result of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective. However, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the financial statements in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weakness in Internal Control Over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We have determined that we did not design and maintain effective user access controls to adequately restrict user access and the ability to modify financial data within certain financial applications, including ensuring appropriate segregation of duties relating to the preparation and review of journal entries in these financial applications. This control deficiency did not result in a misstatement of the Company’s annual or interim consolidated financial statements. However, this control deficiency could have resulted in misstatements of interim or annual consolidated financial statements and disclosures that may have been material. Therefore, management has concluded that: (1) this control deficiency constitutes a material weakness; and (2) in turn,  the Company did not maintain effective internal control over financial reporting as of March 31, 2022.

Management’s Plan to Remediate the Material Weakness

Management has evaluated the material weakness described above and is in the process of updating its design and implementation of internal control over financial reporting to remediate the aforementioned material weakness and enhance the Company’s internal control environment. However, the implemented and enhanced controls have not operated for a sufficient period of time to demonstrate that the material weakness was remediated as of March 31, 2022. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures.

Changes in Internal Control over Financial Reporting

Under the applicable SEC rules, management is required to evaluate any changes in internal control over financial reporting that occurred during each fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Other than the changes described above regarding enhancements associated with ongoing remediation efforts, there were no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition, and results of operations, and you should carefully consider them. There have not been any material changes to our risk factors from those reported in our 2021 Report.

Item 6.	Exhibits.
Exhibit	Description
10.1*	Form of Restricted Shares Award Agreement (Non-Employee Directors) (2022) (filed as Exhibit 10.23 to our Form 10-K filed with the SEC on March 16, 2022 and incorporated herein by reference).
10.2*	Form of Time-Based Restricted Share Unit Agreement (2022).♦
10.3*	Form of Performance-Based Restricted Share Unit Agreement (2022).♦
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.♦
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.♦
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.♦

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).♦

♦ Filed herewith.

* Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS INDUSTRIAL SERVICES GROUP INC.

Date: May 12, 2022	By:	/s/ Damien A. Vassall
Damien A. Vassall
Vice President, Chief Financial Officer (Duly authorized officer and principal financial and accounting officer of the registrant)