Form 10-Q
period 2022-06-30
Williams Industrial Services Group Inc.
filed 2022-08-11
CIK 1136294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 8, 2022, there were 26,422,761 shares of common stock of Williams Industrial Services Group Inc. outstanding.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$656	$2,482
Restricted cash	468	468
Accounts receivable, net of allowance of $327 and $427, respectively	33,267	35,204
Contract assets	13,483	12,683
Other current assets	10,812	11,049
Total current assets	58,686	61,886

Property, plant, and equipment, net	977	653
Goodwill	35,400	35,400
Intangible assets	12,500	12,500
Other long-term assets	7,640	5,712
Total assets	$115,203	$116,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,939	$12,168
Accrued compensation and benefits	9,182	12,388
Contract liabilities	2,289	3,412
Short-term borrowings	10,223	676
Current portion of long-term debt	1,050	1,050
Other current liabilities	10,226	11,017
Current liabilities of discontinued operations	104	316
Total current liabilities	44,013	41,027
Long-term debt, net (Note 8)	30,128	30,328
Deferred tax liabilities	2,445	2,442
Other long-term liabilities	4,443	1,647
Long-term liabilities of discontinued operations	3,523	4,250
Total liabilities	84,552	79,694
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.01 par value, 170,000,000 shares authorized and 26,869,938 and 26,408,789 shares issued, respectively, and 26,427,635 and 25,939,621 shares outstanding, respectively	263	261
Paid-in capital	93,208	92,227
Accumulated other comprehensive loss	(122)	(95)
Accumulated deficit	(62,692)	(55,930)
Treasury stock, at par (442,303 and 469,168 common shares, respectively)	(6)	(6)
Total stockholders’ equity	30,651	36,457
Total liabilities and stockholders’ equity	$115,203	$116,151

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Revenue	$56,059	$91,571	$125,618	$152,422
Cost of revenue	53,778	82,218	117,628	136,971

Gross profit	2,281	9,353	7,990	15,451

Selling and marketing expenses	402	231	732	442
General and administrative expenses	6,294	6,372	12,365	12,683
Depreciation and amortization expense	46	46	112	87
Total operating expenses	6,742	6,649	13,209	13,212

Operating income (loss)	(4,461)	2,704	(5,219)	2,239

Interest expense, net	1,261	1,213	2,480	2,506
Other income, net	(240)	(1,232)	(419)	(1,592)
Total other (income) expense, net	1,021	(19)	2,061	914

Income (loss) from continuing operations before income tax	(5,482)	2,723	(7,280)	1,325
Income tax expense (benefit)	(171)	77	58	262
Income (loss) from continuing operations	(5,311)	2,646	(7,338)	1,063

Income (loss) from discontinued operations before income tax	(47)	243	(47)	164
Income tax expense (benefit)	(640)	18	(623)	37
Income (loss) from discontinued operations	593	225	576	127

Net income (loss)	$(4,718)	$2,871	$(6,762)	$1,190

Basic loss per common share
Income (loss) from continuing operations	$(0.20)	$0.10	$(0.28)	$0.04
Income from discontinued operations	0.02	0.01	0.02	0.01
Basic income (loss) per common share	$(0.18)	$0.11	$(0.26)	$0.05

Diluted income (loss) per common share
Income (loss) from continuing operations	$(0.20)	$0.10	$(0.28)	$0.04
Income from discontinued operations	0.02	0.01	0.02	0.01
Diluted income (loss) per common share	$(0.18)	$0.11	$(0.26)	$0.05

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Net income (loss)	$(4,718)	$2,871	$(6,762)	$1,190
Foreign currency translation adjustment	(169)	30	(27)	34
Comprehensive income (loss)	$(4,887)	$2,901	$(6,789)	$1,224

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
	Common Shares			Other
	$0.01 Per Share		Paid-in	Comprehensive	Accumulated	Treasury Shares
(in thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Total
Balance, December 31, 2020	25,926,333	$256	$90,292	$28	$(58,673)	(589,891)	$(8)	$31,895
Restricted stock awards granted	164,388	—	—	—	—	—	—
Restricted stock units vested	274,448	4	—	—	—	120,723	2	6
Tax withholding on restricted stock units	—	—	(545)	—	—	—	—	(545)
Stock-based compensation	—	—	625	—	—	—	—	625
Foreign currency translation	—	—	—	4	—	—	—	4
Net loss	—	—	—	—	(1,681)	—	—	(1,681)
Balance, March 31, 2021	26,365,169	$260	$90,372	$32	$(60,354)	(469,168)	$(6)	$30,304
Issuance of common stock	—	—	—	—	—	—	—	—
Restricted stock units vested	19,501	—	—	—	—	—	—	—
Tax withholding on restricted stock units	—	—	40	—	—	—	—	40
Stock-based compensation	—	—	424	—	—	—	—	424
Foreign currency translation	—	—	—	30	—	—	—	30
Net income	—	—	—	—	2,871	—	—	2,871
Balance, June 30, 2021	26,384,670	$260	$90,836	$62	$(57,483)	(469,168)	$(6)	$33,669

				Accumulated
	Common Shares			Other
	$0.01 Per Share		Paid-in	Comprehensive	Accumulated	Treasury Shares
(in thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Total
Balance, December 31, 2021	26,408,789	$261	$92,227	$(95)	$(55,930)	(469,168)	$(6)	$36,457
Restricted stock awards granted	291,894	—	—	—	—	—	—	—
Stock-based compensation	—	—	(147)	—	—	—	—	(147)
Foreign currency translation	—	—	—	142	—	—	—	142
Net loss	—	—	—	—	(2,044)	—	—	(2,044)
Balance, March 31, 2022	26,700,683	$261	$92,080	$47	$(57,974)	(469,168)	$(6)	$34,408
Issuance of common stock	—	—	—	—	—	—	—	—
Restricted stock units vested	169,255	—	—	—	—	26,865	—	—
Tax withholding on restricted stock units	—	2	(165)	—	—	—	—	(163)
Stock-based compensation	—	—	1,293	—	—	—	—	1,293
Foreign currency translation	—	—	—	(169)	—	—	—	(169)
Net loss	—	—	—	—	(4,718)	—	—	(4,718)
Balance, June 30, 2022	26,869,938	$263	$93,208	$(122)	$(62,692)	(442,303)	$(6)	$30,651

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2022	2021
Operating activities:
Net income (loss)	$(6,762)	$1,190
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Net income from discontinued operations	(576)	(127)
Deferred income tax provision (benefit)	3	(25)
Depreciation and amortization on plant, property, and equipment	112	87
Amortization of deferred financing costs	415	415
Amortization of debt discount	100	100
Bad debt expense	(101)	(51)
Stock-based compensation	577	1,460
Changes in operating assets and liabilities:
Accounts receivable	2,137	(3,040)
Contract assets	(787)	(4,268)
Other current assets	177	(1,561)
Other assets	(2,219)	(175)
Accounts payable	(1,251)	1,546
Accrued and other liabilities	(601)	4,432
Contract liabilities	(1,122)	(1,246)
Net cash used in operating activities, continuing operations	(9,898)	(1,263)
Net cash used in operating activities, discontinued operations	(365)	(139)
Net cash used in operating activities	(10,263)	(1,402)
Investing activities:
Purchase of property, plant, and equipment	(438)	(418)
Net cash used in investing activities	(438)	(418)
Financing activities:
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(163)	(501)
Proceeds from short-term borrowings	144,220	140,194
Repayments of short-term borrowings	(134,673)	(138,482)
Repayments of long-term debt	(525)	(525)
Net cash provided by financing activities	8,859	686
Effect of exchange rate change on cash	16	128
Net change in cash, cash equivalents and restricted cash	(1,826)	(1,006)
Cash, cash equivalents and restricted cash, beginning of period	2,950	9,184
Cash, cash equivalents and restricted cash, end of period	$1,124	$8,178

Supplemental Disclosures:
Cash paid for interest	$2,292	$1,887
Cash paid for income taxes, net of refunds	$—	$1,553

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Business

Williams Industrial Services Group Inc. (together with its wholly owned subsidiaries, “Williams,” the “Company,” “we,” “us” or “our,” unless the context indicates otherwise) was initially formed in 1998 as GEEG Inc., a Delaware corporation, and in 2001 changed its name to “Global Power Equipment Group Inc.,” and, as part of a reorganization, became the successor to GEEG Holdings, L.L.C., a Delaware limited liability company. Effective June 29, 2018, the Company changed its name to Williams Industrial Services Group Inc. to better align its name with the Williams business, and the Company’s stock trades on the NYSE American LLC under the ticker symbol “WLMS.” Williams has been safely helping power plant owners and operators enhance asset value for more than 50 years. It provides a broad range of construction, maintenance, and support services to infrastructure customers in energy, power, and industrial end markets. The Company’s mission is to be the preferred provider of construction, maintenance, and specialty services through commitment to superior safety performance, focus on innovation, and dedication to delivering unsurpassed value to its customers.

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

NOTE 2—RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

The Company did not implement any new accounting pronouncements during the first six months of 2022. However, the Company is currently evaluating the impact of future disclosures that may arise under recent SEC proposals.

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

On September 2, 2021, the Company made the decision to relocate its corporate headquarters to Atlanta, Georgia and entered into a ten-year lease agreement. The Company completed its relocation in March 2022. The lease is presented as a right-of-use asset and lease liability and the lease liability amounts to $3.3 million with a present value of $2.2 million over a ten-year term. If the Company defaults, the landlord has the right to use the security deposit for rent or other payments due to other damages, injury, expense or liability as defined in the lease agreement. Although the security deposit shall be deemed the property of the landlord, any remaining balance of the security deposit shall be returned by the landlord to the Company after termination of the lease as the Company’s obligations under the lease have been fulfilled. The Company subleased a portion of its former office space and collected $30,000 of sublease income during the six months ended June 30, 2022.

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost/(Sublease Income) (in thousands)	2022	2021	2022	2021
Operating lease cost	$573	$538	$1,119	$1,092
Short-term lease cost	1,611	813	3,228	1,433
Sublease income	(15)	-	(30)	-
Total lease cost	$2,169	$1,351	$4,317	$2,525

Lease cost related to finance leases was not significant for the three and six months ended June 30, 2022 and 2021.

Information related to the Company’s right-of-use assets and lease liabilities were as follows:

Lease Assets/Liabilities (in thousands)	Balance Sheet Classification	June 30, 2022	December 31, 2021
Lease Assets
Right-of-use assets	Other long-term assets	$3,379	$1,527

Lease Liabilities
Short-term lease liabilities	Other current liabilities	$1,467	$1,606
Long-term lease liabilities	Other long-term liabilities	2,379	511
Total lease liabilities		$3,846	$2,117

Supplemental information related to the Company’s leases were as follows:

	Six Months Ended June 30,
(dollars in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used by operating leases	$1,211	$1,154
Right-of-use assets obtained in exchange for new operating lease liabilities	2,854	737
Weighted-average remaining lease term - operating leases	5.70 years	1.38 years
Weighted-average remaining lease term - finance leases	1.73 years	2.73 years
Weighted-average discount rate - operating leases	9%	9%
Weighted-average discount rate - finance leases	9%	9%

Total remaining lease payments under the Company’s operating and finance leases were as follows:

	Operating Leases	Finance Leases

Six Months Ended June 30,	(in thousands)
Remainder of 2022	$1,013	$3
2023	905	6
2024	495	1
2025	375	-
2026	381	-
Thereafter	1,873	-
Total lease payments	$5,042	$10
Less: interest	(1,206)	-
Present value of lease liabilities	$3,836	$10

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

After an arbitration process, on May 12, 2021, an arbitrator concluded that the IBEW used an incorrect per hour contribution rate in calculating the Company’s pension withdrawal liability, which resulted in the Company overpaying. The arbitrator directed IBEW to refund all overpayments, with interest, to the Company and to redetermine the Company’s payments going forward using the proper contribution rate. Accordingly, the Company’s overall pension withdrawal liability decreased by approximately $0.3 million. The pension liability is expected to be satisfied by annual cash payments of $0.3 million each, paid in quarterly installments, through 2038. The Company recorded a gain on disposal of approximately $0.2 million during the first six months of 2021 to reduce its previously recorded estimated withdrawal liability.

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

As of June 30, 2022 and December 31, 2021, the Company did not have any assets related to its Electrical Solutions’ and Mechanical Solutions’ discontinued operations. The following table presents a reconciliation of the carrying amounts of major classes of liabilities of Electrical Solutions’ and Mechanical Solutions’ discontinued operations:

(in thousands)	June 30, 2022	December 31, 2021
Liabilities:
Current liabilities of discontinued operations	$104	$316
Liability for pension obligation	2,287	2,368
Liability for uncertain tax positions	1,236	1,882
Long-term liabilities of discontinued operations	3,523	4,250
Total liabilities of discontinued operations	$3,627	$4,566

The following table presents a reconciliation of the major classes of line items constituting the net loss from discontinued operations. In accordance with GAAP, the amounts in the table below do not include an allocation of corporate overhead.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
General and administrative expenses	$—	$6	$—	$34
Loss (gain) on disposal - Electrical Solutions	17	(228)	17	(228)
Interest expense (income)	30	(21)	30	30
Income (loss) from discontinued operations before income tax	(47)	243	(47)	164
Income tax expense (benefit)	(640)	18	(623)	37
Income (loss) from discontinued operations	$593	$225	$576	$127

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

Disaggregated revenue by type of contract was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Cost-plus reimbursement contracts	$39,771	$82,071	$94,026	$137,664
Fixed-price contracts	16,288	9,500	31,592	14,758
Total	$56,059	$91,571	$125,618	$152,422

Disaggregated revenue by the geographic area where the work was performed was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
United States	$56,059	$81,718	$120,116	$132,908
Canada	-	9,853	5,502	19,514
Total	$56,059	$91,571	$125,618	$152,422

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

The following table provides information about contract assets and contract liabilities from contracts with customers:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Costs incurred on uncompleted contracts	$53,778	$82,218	$117,628	$136,971
Earnings recognized on uncompleted contracts	2,281	9,353	7,990	15,451
Total	56,059	91,571	125,618	152,422
Less—billings to date	(44,865)	(80,589)	(114,424)	(141,440)
Net	$11,194	$10,982	$11,194	$10,982
Contract assets	$13,483	$12,265	$13,483	$12,265
Contract liabilities	(2,289)	(1,283)	(2,289)	(1,283)
Net	$11,194	$10,982	$11,194	$10,982

For the three and six months ended June 30, 2022, the Company recognized revenue of approximately $0.7 million and $2.1 million, respectively, on approximately $3.4 million that was included in the corresponding contract liability balance on December 31, 2021.

Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of June 30, 2022:

(in thousands)	Remainder of 2022	2023	2024	Thereafter	Total
Remaining performance obligations	$98,141	$38,916	$10,762	$86,484	$234,303

NOTE 6—EARNINGS (LOSS) PER SHARE

As of June 30, 2022, the Company’s 26,427,635 shares outstanding included 321,142 shares of contingently issued but unvested restricted stock. As of June 30, 2021, the Company’s 25,915,502 shares outstanding included 215,956 shares of contingently issued but unvested restricted stock. Restricted stock is excluded from the calculation of basic weighted average shares outstanding, but its impact, if dilutive, is included in the calculation of diluted weighted average shares outstanding.

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

Basic and diluted earnings per common share from continuing operations were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2022	2021	2022	2021
Income (loss) from continuing operations	$(5,311)	$2,646	$(7,338)	$1,063

Basic income (loss) per common share:
Weighted average common shares outstanding	26,106,493	25,683,258	26,034,907	25,306,130

Basic income (loss) per common share	$(0.20)	$0.10	$(0.28)	$0.04

Diluted income (loss) per common share:
Weighted average common shares outstanding	26,106,493	25,683,258	26,034,907	25,306,130

Diluted effect:
Unvested portion of restricted stock units and awards	—	753,247	—	762,961
Weighted average diluted common shares outstanding	26,106,493	26,436,505	26,034,907	26,069,091

Diluted income (loss) per common share	$(0.20)	$0.10	$(0.28)	$0.04

The weighted average number of shares outstanding used in the computation of basic and diluted earnings per common share does not include the effect of the following potential outstanding common stock. The effects of the potentially outstanding service-based restricted stock and restricted stock unit awards were not included in the calculation of diluted earnings per common share because the effect would have been anti-dilutive. The effects of the potentially outstanding performance- and market-based restricted stock unit awards were not included in the calculation of diluted earnings per common share because the performance and/or market conditions had not been satisfied as of June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Unvested service-based restricted stock and restricted stock unit awards	599,344	—	623,836	—
Unvested performance- and market-based restricted stock unit awards	912,675	833,111	912,675	833,111

NOTE 7—INCOME TAXES

The effective income tax expense rate for continuing operations for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Effective income tax rate for continuing operations	3.1%	2.8%	(0.8)%	19.8%

The effective income tax rate differs from the statutory federal income tax rate of 21% primarily because of the partial valuation allowances recorded on the Company’s deferred tax assets and the Canadian income tax provision.

For the three months ended June 30, 2022, the Company recorded income tax benefit from continuing operations of $0.2 million, or 3.1% of pretax loss from continuing operations, compared with income tax expense from continuing operations of $0.1 million, or 2.8% of pretax income from continuing operations, in the corresponding period of 2021. For the six months ended June 30, 2022, the Company recorded income tax expense from continuing operations of $0.1 million, or (0.8)% of pretax loss from continuing operations, compared with income tax expense from continuing operations of $0.3 million, or 19.8% of pretax income from continuing operations, in the corresponding period of 2021. The decrease in income tax provision from continuing operations for the three and six months ended June 30, 2022, compared with the corresponding periods in 2021, was primarily related to the $0.2 million decrease in the Canadian income tax provision.

The Company’s net deferred balance was primarily composed of indefinite lived deferred tax liabilities attributable to goodwill and trade names, and the indefinite lived deferred tax assets related to the post 2017 net operating losses and Section 163(j) interest addback. A full valuation allowance was applied to most of the remaining deferred balances. The indefinite lived deferred tax assets enabled the release of the valuation allowance to the extent that it can offset the indefinite lived deferred tax liabilities. Because all indefinite lived deferred tax liabilities are part of continued operations, and the release of valuation allowance is attributable to the future taxable income related to these deferred tax liabilities, the entire valuation allowance released was recorded in continuing operations according to ASC 740-20-45-3. As of June 30, 2022, the Company had $2.4 million net deferred tax liabilities, mainly composed of $12.4 million indefinite lived deferred tax liabilities attributable to goodwill and trade names, partially offset by $6.8 million indefinite lived deferred tax assets attributable to post 2017 net operating losses, and $3.3 million indefinite lived deferred tax assets attributable to Section 163(j) interest addback, plus $0.3 million deferred tax liability accrued with respect to the Company’s outside basis difference in its investment in Canada.

As of June 30, 2022, and 2021, the Company would have needed to generate approximately $291.3 million and $273.4 million, respectively, of future taxable income in order to realize its deferred tax assets.

The Company’s foreign subsidiaries may generate earnings that are not subject to U.S. income taxes so long as they are permanently reinvested in its operations outside of the U.S. Pursuant to ASC 740-30, undistributed earnings of foreign subsidiaries that are no longer permanently reinvested would become subject to deferred income taxes.

As of June 30, 2022, the Company projects that its Canadian subsidiary will have generated approximately $5.9 million undistributed earnings by the end of 2022. The Company’s management expects that all of the undistributed earnings will be repatriated back to the United States within the next 12 months. The Company formed the Canadian subsidiary in 2018 without significant capital investment, and the majority of the undistributed earnings was expected to be repatriated as dividends to the United States at the United States-Canada treaty rate of 5%. As a result, the Company accrued a deferred tax liability of $0.3 million related to its investment in Canada for its outside basis difference as of June 30, 2022.

As of each of June 30, 2022 and 2021, the Company provided for a total liability of $2.3 million and $2.9 million, respectively, for uncertain income tax positions, which include the unrecognized tax benefits related to various federal, foreign and state income tax matters, and the accrual of interest, penalties, and foreign currency adjustments that can potentially arise from these positions. For the period ended June 30, 2022, the $2.3 million reserved for uncertain income tax positions were included in long-term liabilities of discontinued operations and other long-term liabilities, of which $1.2 million were related to discontinued operations, compared to $1.8 million for the corresponding period in 2021. If the unrecognized tax benefit is recognized, the reduction in the liability would be recorded as a tax benefit and reduce the effective tax rate. Among the $2.3 million reserved for uncertain income tax positions, approximately $1.1 million was accrued for potential payment of interest and penalties, of which, $0.5 million was related to discontinued operations.

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

NOTE 8—DEBT

The following table provides information about the Company’s debt, net of unamortized deferred financing costs:

(in thousands)	June 30, 2022	December 31, 2021
Short-term borrowings	$10,223	$676
Term loan, current portion of long-term debt	1,050	1,050
Current debt	$11,273	$1,726

Term loan, noncurrent portion of long-term debt	$32,375	$32,900
Debt discount	(691)	(791)
Unamortized deferred financing costs	(1,556)	(1,781)
Long-term debt, net	$30,128	$30,328

Total debt, net	$41,401	$32,054

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

As of June 30, 2022, the Company had $10.2 million outstanding debt under the Revolving Credit Facility and $33.4 million outstanding (including both the noncurrent and current portion of the Term Loan) under the Term Loan. As of June 30, 2022, the Company was in compliance with all debt covenants, as amended effective June 30, 2022.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the Revolving Credit amendment described above and other factors such as the company’s backlog, alleviated initial doubt about the Company’s ability to continue as a going concern.

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

As of June 30, 2022, borrowings under the Revolving Credit Facility bore interest, at the Company’s election, at either (1) the base commercial lending rate of PNC, as publicly announced, plus 1.25%, payable in cash on a monthly basis, (2) the 30, 60 or 90 day LIBOR rate, subject to a minimum LIBOR floor of 1.00%, plus 2.25%, payable in cash on the last day of each interest period, or (3) with respect to Canadian dollar loans, the Canadian Dollar Offered Rate (“CDOR”), subject to a minimum CDOR rate of 1.00%, payable in cash on a monthly basis. In addition, upon the occurrence of an event of default, and for so long as such event of default continues, default interest equal to 2.00% per year in excess of the rate otherwise applicable will be payable. The Revolving Credit Agreement also includes customary replacement provisions in the event of the discontinuation of LIBOR.

The Revolving Loan Borrowers’ Obligations (as defined in the Revolving Credit Agreement) are guaranteed by certain of the Company’s material, wholly owned subsidiaries, subject to customary exceptions (the “Revolving Loan Guarantors” and, together with the Revolving Loan Borrowers, the “Revolving Loan Credit Parties”). The Revolving Loan Credit Parties’

obligations are secured by first-priority security interests on substantially all of the Revolving Loan Credit Parties’ accounts receivable and a second-priority security interest in substantially all other assets of the Revolving Loan Credit Parties, subject to the terms of the Intercreditor Agreement between PNC and EICF Agent LLC, as the Revolving Loan Agent and the Term Loan Agent, respectively (as each such term is defined in the Intercreditor Agreement), as described below (the “Intercreditor Agreement”).

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

On August 3, 2022, the Company entered into an Amendment to the Revolving Credit Agreement (the “Revolving Credit Amendment”) that, among other things, (i) amended the calculation of EBITDA (as defined in the Revolving Credit Agreement), effective as of June 30, 2022, to include (or “add back”) certain non-recurring losses and expenses relating to projects executed in Jacksonville, Florida, one-time costs and expenses incurred in connection with the Company’s transmission and distribution business unit start-up, and costs and expenses arising out of the Company’s litigation with a designated former executive and his employer (in each case, subject to certain specified dollar limits), (ii) permitted advances against certain eligible receivables of one of the Company’s joint ventures (also subject to specified dollar limits), (iii) included provisions that replace the London Interbank Offered Rate (LIBOR) interest rate with customary provisions based on the secured overnight financing rate (SOFR), and (iv) provided for the payment of a $25,000 amendment fee, plus applicable fees and expenses. The $25,000 amendment fee will be expensed as incurred.

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

The Term Loan

On the Closing Date, the Company and certain of its subsidiaries (the “Term Loan Borrowers”) entered into the Term Loan, Guarantee and Security Agreement with EICF Agent LLC, as agent for the lenders, CION Investment Corporation, as a lender and co-lead arranger, and the other lenders party thereto (the “Term Loan Agreement”), which provides for the Term Loan. The Closing Date Term Loan was fully drawn on the Closing Date, while the Delayed Draw Term Loan Facility was available upon the satisfaction of certain conditions precedent for up to 18 months following the Closing Date and expired in June 2022. The Term Loan Agreement matures on December 16, 2025.

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

The Term Loan Borrowers’ Obligations (as defined in the Term Loan Agreement) are guaranteed by certain of the Company’s material, wholly owned subsidiaries, subject to customary exceptions (the “Term Loan Guarantors” and, together with the Term Loan Borrowers, the “Term Loan Credit Parties”). The Term Loan Credit Parties’ obligations are secured by first-priority security interests on substantially all of the Term Loan Credit Parties’ assets, as well as a second-priority security interest on the Term Loan Credit Parties’ accounts receivable and inventory, subject to the Intercreditor Agreement.

Subject to certain conditions, the Term Loan Borrowers may voluntarily prepay the Term Loan on any Payment Date (as defined in the Term Loan Agreement), in whole or in part, in a minimum amount of $1.0 million of the outstanding principal amount, plus a prepayment fee. The prepayment fee was amended effective June 30, 2022, as described below.

Subject to certain exceptions, within 120 days of the end of each calendar year, beginning with the year ended December 31, 2021, the Term Loan Borrowers must prepay the Obligations in an amount equal to (1) (i) if the Total Leverage Ratio is greater than 3:00:1:00, 50.0% of Excess Cash Flow (as defined in the Term Loan Agreement) or (ii) if the Total Leverage Ratio is equal to or less than 3:00:1:00 and greater than 2:00:1:00, 25.0% of Excess Cash Flow, less (2) all voluntary prepayments made on the Term Loan during such calendar year; provided that, so long as no default or event of default has occurred and is continuing or would result therefrom, no such prepayment will be required unless Excess Cash Flow for such calendar year equals or exceeds $0.5 million. The Company was not required to prepay any Obligations for the year ended December 31, 2021. The Term Loan Agreement also requires mandatory prepayment of certain amounts in the event the Term Loan Borrowers receive proceeds from certain events and activities, including, among others, certain asset sales and casualty events, the issuance of indebtedness and equity interests, and the receipt of extraordinary receipts (with certain exclusions), plus, in certain instances, the applicable prepayment fee.

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

On August 3, 2022 (the “Signing Date”), effective as of June 30, 2022, the Company entered into an Amendment to the Term Loan Agreement (the “Term Loan Amendment”) that, among other things, (i) amended and increased the Total Leverage Ratio (as defined in the Term Loan Agreement) applicable to the Company for certain periods, (ii) amends the calculation of Consolidated EBITDA (as defined in the Term Loan Agreement) to include (or “add back”) certain non-recurring losses and expenses relating to projects executed in Jacksonville, Florida, one-time costs and expenses incurred in connection with the Company’s transmission and distribution business unit start-up, and costs and expenses arising out of the Company’s litigation with a designated former executive and his employer (in each case, subject to certain specified dollar limits), (iii) provided for a fee of 1% of the then-outstanding principal balance due upon maturity of the term loan without duplication of fees paid in connection with the Company’s prepayment fee structure, (iv) extended the Company’s existing prepayment fee structure to require upon repayment (a) prior to the first anniversary of the Signing Date, a fee of 3% of the principal amount being repaid, (b) on or after the first anniversary of the Signing Date and prior to the second anniversary of the Signing Date, a fee of 2% of the principal amount being repaid, and (c) on or after the second anniversary of the Signing Date, a fee of 1% of the principal amount being repaid, and (v) provided for the payment of a $0.2 million amendment fee, plus applicable fees and expenses.  The Company’s expense related to the Term Loan Amendment was $0.2 million and will be recognized as interest expense over the remaining term of the modified Term Loan Agreement.

Letters of Credit and Bonds

In line with industry practice, the Company is often required to provide letters of credit and payment and performance surety bonds to customers. These letters of credit and bonds provide credit support and security for the customer if the Company fails to perform its obligations under the applicable contract with such customer.

The Revolving Credit Facility provides for a letter of credit sublimit in an amount up to $2.0 million. As of June 30, 2022, the Company had $0.5 million letters of credit outstanding under this sublimit and $0.4 million cash collateralized standby letters of credit outstanding pursuant to its prior revolving credit facility with Wells Fargo Bank, National Association. There were no amounts drawn upon these letters of credit as of June 30, 2022.

In addition, as of June 30, 2022 and December 31, 2021, the Company had outstanding payment and performance surety bonds of $61.9 million and $67.6 million, respectively.

Deferred Financing Costs and Debt Discount:

Deferred financing costs and debt discount is amortized over the terms of the related debt facilities using the straight-line method. The following table summarizes the amortization of deferred financing costs and debt discount related to the Company's debt facilities and recognized in interest expense on the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Term loan	$112	$112	$225	$225
Debt discount on term loan	50	50	100	100
Revolving credit facility	95	95	190	190
Total	$257	$257	$515	$515

The following table summarizes unamortized deferred financing costs and debt discount included on the Company's unaudited condensed consolidated balance sheets:

(in thousands)	Location	June 30, 2022	December 31, 2021
Term loan	Long-term debt, net	$1,556	$1,781
Debt discount on term loan	Long-term debt, net	691	791
Revolving credit facility	Other long-term assets	1,319	1,509
Total		$3,566	$4,081

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

The Company’s financial instruments as of June 30, 2022 and December 31, 2021 consisted primarily of cash and cash equivalents, restricted cash, receivables, payables, and debt instruments. The carrying values of these financial instruments approximate their respective fair values, as they are either short-term in nature or carry interest rates that are periodically adjusted to market rates.

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

Insurance

The Company maintains insurance coverage for most insurable aspects of its business and operations. The Company’s insurance programs, including, but not limited to, health, general liability, and workers’ compensation, have varying coverage limits depending upon the type of insurance. For the three and six months ended June 30, 2022, insurance expense, including insurance premiums related to the excess claim coverage and claims incurred for continuing operations, was $1.5 million and $3.2 million, respectively.

The Company’s unaudited condensed consolidated balance sheets include amounts representing its probable estimated liability related to insurance-related claims that are known and have been asserted against the Company, and for insurance-related claims that are believed to have been incurred but had not yet been reported as of June 30, 2022. As of June 30, 2022, the Company provided $0.9 million in letters of credit and $1.5 million of non-depleting cash collateral as security for possible general liability and workers’ compensation claims.

Executive Severance

As of June 30, 2022, the Company had outstanding severance arrangements with senior executives. The Company’s maximum commitment under all such arrangements, which would apply if the employees covered by these arrangements were each terminated without cause, was $6.0 million on June 30, 2022. The Company did not accrue executive severance expenses as of June 30, 2022.

NOTE 11—STOCK-BASED COMPENSATION PLANS

During the first six months of 2022, the Company granted 291,894 service-based restricted stock awards under the 2015 Equity Incentive Plan (as amended and restated, the “2015 Plan”), at a grant date fair value of $1.85 per share, to its non-employee directors, which vest in full on February 3, 2023.

During the first six months of 2022, the Company granted 362,356 service-based restricted stock units to its employees under the 2022 long-term incentive (“LTI”) program and the 2015 Plan at a grant date fair value of $1.99 per share. These service-based restricted stock units can be paid in cash or shares at the election of the Compensation Committee of the Board of Directors and shall vest in equal annual installments over a period of three years.

During the first six months of 2022, the Company also granted 724,726 performance-based restricted stock units to its employees under the 2022 LTI program and the 2015 Plan at a grant date fair value of $1.99 per share. The 2022 performance-based restricted stock units have three annual performance periods (fiscal years 2022, 2023 and 2024), with operating income and free cash flow goals (equally weighted) for each year, and threshold performance resulting in awards earned at 50% of the target opportunity and maximum performance resulting in awards earned at 200% of the target. The annual achievement levels are accumulated over the three-year performance period and the earned amounts, if any, will vest on March 31, 2025. The three-year average payout level for each performance objective replaces the actual payout level for any fiscal year where the actual payout is less than the three-year average. These performance-based restricted stock units can be paid in cash or shares at the election of the Compensation Committee of the Board of Directors.

During the first six months of 2021, the Company granted 307,616 service-based restricted stock units under the 2021 LTI program and the 2015 Plan at a grant date fair value of $3.48 per share. These service-based restricted stock units can be paid in cash or shares at the election of the Compensation Committee of the Board of Directors and shall vest in full on March 31, 2024.

Additionally on June 15, 2021, the Company granted an employee 41,666 service-based restricted stock units under the 2015 Plan at a grant date fair value of $6.27 per share. The service-based restricted stock units vested with respect to 25,000 shares of common stock on the date of grant (June 15, 2021), while 8,333 vested on March 31, 2022 and the remaining 8,333 will vest on March 31, 2023. These awards may be paid in cash or shares at the election of the Compensation Committee of the Board of Directors.

During the first six months of 2021, the Company also granted performance-based restricted stock units under the 2021 LTI program and the 2015 Plan with an aggregate cash value of approximately $2.2 million, which could be paid in cash or shares at the election of the Compensation Committee of the Board of Directors. The 2021 performance-based restricted stock units have three annual performance periods (fiscal years 2021, 2022 and 2023), with operating income and free cash flow goals (equally weighted) for each year, and threshold performance resulting in awards earned at 50% of the target opportunity and maximum performance resulting in awards earned at 200% of the target. The annual achievement levels are accumulated over the three-year performance period and the earned amounts, if any, vest on March 31, 2024. The three-year average payout level for each performance objective replaces the actual payout level for any fiscal year where the actual payout is less than the three-year average. These are cash-based awards that were included in other current liabilities on the consolidated balance sheet beginning in April 2021.

Additionally on May 17, 2021, the Company granted an employee 37,500 performance-based restricted stock units as an inducement award outside of the 2015 Plan at a grant date fair value of $5.00 per share. The performance-based restricted stock units, if any, vest on March 31, 2024. The performance-based awards have three annual performance periods (fiscal years 2021, 2022 and 2023), with operating income and free cash flow goals (equally weighted) for each year, and threshold performance resulting in awards earned at 50% of the target opportunity and maximum performance resulting in awards earned at 200% of the target. These awards may be paid in cash or shares at the election of the Compensation Committee of the Board of Directors.

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

During the first six months of 2021, the Compensation Committee of the Board of Directors approved modifying the 2020 and 2019 performance-based restricted stock units granted in 2020 and 2019. The 2020 and 2019 performance-based restricted stock units did not achieve the 2021 performance objectives. The 2019 performance-based restricted stock units expired because their final performance period was 2021.

During the first six months of 2021, the Company’s management analyzed the probability of achieving the 2022 performance objectives for the 2021 and 2020 performance-based restricted stock units granted in 2021 and 2020 and determined that, after comparing the actual year-to-date results to the forecasted results, it is unlikely the Company will achieve the minimum performance metric for the 2022 performance period. This resulted in a $0.3 million adjustment for the 2021 performance-based restricted stock units and an entire reversal of $0.5 million for the 2020 performance-based restricted stock units within the first three months of 2022. The 2020 performance-based restricted stock units will expire after the 2022 performance period and the 2021 performance-based restricted stock units were adjusted to vest at 55% of their original cash value and will be expensed for a total of $0.9 million until the end of the service requisite period of March 31, 2024.

While the majority of  restricted stock units and awards were granted as equity, in accordance with ASC 718, the Company has one cash-based plan that is classified as a liability. Stock-based compensation expense for the three months ended June 30, 2022 and 2021was $0.6 million and $0.7 million, respectively, and for the six months ended June 30, 2022 and 2021 was $0.6 million and $1.5 million, respectively, and was included in general and administrative expenses on the Company’s unaudited condensed consolidated statements of operations.

NOTE 12—OTHER SUPPLEMENTARY INFORMATION

The following table summarizes other current assets included on the Company's unaudited condensed consolidated balance sheets:

(in thousands)	June 30, 2022	December 31, 2021
Sales tax receivable - Canada	$5,217	$4,866
Security deposits - real estate	1,978	1,978
Prepaid expenses	1,826	1,136
Unamortized commercial insurance premiums	1,266	2,389
Other current assets	525	680
Total	$10,812	$11,049

The following table summarizes other current liabilities included on the Company's unaudited condensed consolidated balance sheets:

(in thousands)	June 30, 2022	December 31, 2021
Sales tax payable - Canada	$5,215	$5,135
Short-term lease liability	1,467	1,606
Accrued job cost	1,250	2,433
Legal fees	423	113
Stock Compensation	369	938
Other current liabilities	1,502	792
Total	$10,226	$11,017

The following table summarizes other long-term assets included on the Company's unaudited condensed consolidated balance sheets:

(in thousands)	June 30, 2022	December 31, 2021
Right-of-use lease assets	$3,379	$1,527
Equity method investment in RCC	1,863	2,521
Unamortized Debt Issuance Cost	1,319	1,509
Other long-term assets	1,079	155
Total	$7,640	$5,712

The following table summarizes other long-term liabilities included on the Company's unaudited condensed consolidated balance sheets:

(in thousands)	June 30, 2022	December 31, 2021
Long-term lease liability	$2,379	$511
Liability for uncertain tax positions	1,087	1,136
Other long-term liabilities	977	-
Total	$4,443	$1,647

NOTE 13—SUBSEQUENT EVENTS

In August 2022, the Company entered into the Term Loan Amendment and the Revolving Credit Amendment, which revised certain terms in the Company’s Term Loan Agreement and Revolving Credit Agreement.

On August 3, 2022, the Company entered into the Revolving Credit Amendment, which, among other things, (i) amended the calculation of EBITDA (as defined in the Revolving Credit Agreement), effective as of June 30, 2022, to include (or “add back”) certain non-recurring losses and expenses relating to projects executed in Jacksonville, Florida, one-time costs and expenses incurred in connection with the Company’s transmission and distribution business unit start-up, and costs and expenses arising out of the Company’s litigation with a designated former executive and his employer (in each case, subject to certain specified dollar limits), (ii) permitted advances against certain eligible receivables of one of the Company’s joint ventures (also subject to specified dollar limits), (iii) included provisions that replace the London Interbank Offered Rate (LIBOR) interest rate with customary provisions based on the secured overnight financing rate (SOFR), and (iv) provided for the payment of a $25,000 amendment fee, plus applicable fees and expenses. The $25,000 amendment fee will be expensed as incurred.

On August 3, 2022 (the Signing Date), effective as of June 30, 2022, the Company entered into an Amendment to the Term Loan Agreement (the “Term Loan Amendment”) that, among other things, (i) amended and increased the Total Leverage Ratio (as defined in the Term Loan Agreement) applicable to the Company for certain periods, (ii) amended the calculation of Consolidated EBITDA (as defined in the Term Loan Agreement) to include (or “add back”) certain non-recurring losses and expenses relating to projects executed in Jacksonville, Florida, one-time costs and expenses incurred in connection with the Company’s transmission and distribution business unit start-up, and costs and expenses arising out of the Company’s litigation with a designated former executive and his employer (in each case, subject to certain specified dollar limits), (iii) provided for a fee of 1% of the then-outstanding principal balance due upon maturity of the term loan without duplication of fees paid in connection with the Company’s prepayment fee structure, (iv) extended the Company’s existing prepayment fee structure to require upon repayment (a) prior to the first anniversary of the Signing Date, a fee of 3% of the principal amount being repaid, (b) on or after the first anniversary of the Signing Date and prior to the second anniversary of the Signing Date, a fee of 2% of the principal amount being repaid, and (c) on or after the second anniversary of the Signing Date, a fee of 1% of the principal amount being repaid, and (v) provided for the payment of a $0.2 million amendment fee, plus applicable fees and expenses.  The Company’s expense related to the Term Loan Amendment was $0.2 million and will be recognized as interest expense over the remaining term of the modified Term Loan Agreement.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q and its exhibits contain or incorporate by reference various forward-looking statements that express a belief, expectation or intention or are otherwise not statements of historical fact. Forward-looking statements generally use forward-looking words, such as “may,” “will,” “could,” “should,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast” and other words that convey the uncertainty of future events or outcomes. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. Investors should not place undue reliance on any of these forward-looking statements. Except as required by law, we undertake no obligation to further update any such statements, or the risk factors described in our 2021 Report under the heading “Part I—Item 1A. Risk Factors,” to reflect new information, the occurrence of future events or circumstances or otherwise. The forward-looking statements in this Form 10-Q do not constitute guarantees or promises of future performance. Forward-looking statements may include information concerning the following, among other items:

●	our ability to make interest and principal payments on our debt and satisfy the amended financial and other covenants contained in our debt facilities, as well as our ability to engage in certain transactions and activities due to limitations and covenants contained in such facilities;
●	our ability to generate sufficient cash resources to continue funding operations, including investments in working capital required to support growth-related commitments that we make to our customers, and the possibility that we may be unable to obtain any additional funding as needed or incur losses from operations in the future;
●	exposure to market risks from changes in interest rates, including changes to or replacement of the LIBOR;
●	our ability to obtain adequate surety bonding and letters of credit;
●	our ability to maintain effective internal control over financial reporting and disclosure controls and procedures;
●	our ability to attract and retain qualified personnel, skilled workers, and key officers;
●	failure to successfully implement or realize our business strategies, plans and objectives of management, and liquidity, operating and growth initiatives and opportunities, including any expansion into new markets and our ability to identify potential candidates for, and consummate, acquisition, disposition, or investment transactions;
●	the loss of one or more of our significant customers;
●	our competitive position;
●	market outlook and trends in our industry, including the possibility of reduced investment in, or increased regulation of, nuclear power plants and declines in public infrastructure construction and reductions in government funding, including funding by state and local agencies;
●	costs exceeding estimates we use to set fixed-price contracts;
●	harm to our reputation or profitability due to, among other things, internal operational issues, poor subcontractor performances or subcontractor insolvency;
●	potential insolvency or financial distress of third parties, including our customers and suppliers;
●	our contract backlog and related amounts to be recognized as revenue;
●	our ability to maintain our safety record, the risks of potential liability and adequacy of insurance;

●	adverse changes in our relationships with suppliers, vendors, and subcontractors, including increases in cost, disruption of supply or shortage of labor, freight, equipment or supplies, including as a result of the COVID-19 pandemic;
●	compliance with environmental, health, safety and other related laws and regulations, including those related to climate change;
●	limitations or modifications to indemnification regulations of the U.S.;
●	our expected financial condition, future cash flows, results of operations and future capital and other expenditures;
●	the impact of unstable market and economic conditions on our business, financial condition and stock price, including inflationary cost pressures, supply chain disruptions and constraints, labor shortages, the effects of the Ukraine-Russia conflict and ongoing impact of COVID-19, and a possible recession;
●	our ability to meet publicly announced guidance or other expectations about our business, key metrics and future operating results;
●	the impact of the COVID-19 pandemic on our business, results of operations, financial condition, and cash flows, including global supply chain disruptions and the potential for additional COVID-19 cases to occur at our active or future job sites, which potentially could impact cost and labor availability;
●	information technology vulnerabilities and cyberattacks on our networks;
●	our failure to comply with applicable laws and regulations, including, but not limited to, those relating to privacy and anti-bribery;
●	our ability to successfully implement our new enterprise resource planning (ERP) system;
●	our participation in multiemployer pension plans;
●	the impact of any disruptions resulting from the expiration of collective bargaining agreements;
●	the impact of natural disasters, which may worsen or increase due to the effects of climate change, and other severe catastrophic events;
●	the impact of corporate citizenship and environmental, social and governance matters;
●	the impact of changes in tax regulations and laws, including future income tax payments and utilization of net operating loss and foreign tax credit carryforwards;
●	volatility of the market price for our common stock;
●	our ability to maintain our stock exchange listing;
●	the effects of anti-takeover provisions in our organizational documents and Delaware law;
●	the impact of future offerings or sales of our common stock on the market price of such stock;
●	expected outcomes of legal or regulatory proceedings (whether claims made by or against us) and their anticipated effects on our results of operations; and
●	any other statements regarding future growth, future cash needs, future operations, business plans and future financial results.

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

The following discussion provides an analysis of the results of continuing operations, an overview of our liquidity and capital resources and other items related to our business. Unless otherwise specified, the financial information and discussion in this Form 10-Q are as of and for the three and six months ended June 30, 2022 and are based on our continuing operations; they exclude any results of our discontinued operations. Please refer to “Note 4—Changes in Business” to the unaudited condensed consolidated financial statements included in this Form 10-Q for additional information on our discontinued operations.

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

The following tables summarize our backlog:

(in thousands)	June 30, 2022	December 31, 2021
Cost plus	$185,325	$559,417
Lump sum	48,978	72,276
Total	$234,303	$631,693

(in thousands)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Backlog - beginning of period	$256,956	$631,693
New awards	17,227	55,520
Adjustments and cancellations, net	16,179	(327,292)
Revenue recognized	(56,059)	(125,618)
Backlog - end of period	$234,303	$234,303

Total backlog as of June 30, 2022 was $234.3 million, compared with $631.7 million on December 31, 2021, a decrease of $397.4 million, which was primarily driven by the loss of a multi-year contract within the nuclear decommissioning market in February 2022, contributing to a loss of approximately $374.6 million in backlog for the years 2022 through 2029. We estimate that $144.6 million, or 61.7% of total backlog on June 30, 2022, will be converted to revenue within the next twelve months and $98.1 million, or 41.9% of total backlog, will be converted to revenue within the remainder of the fiscal year. As of December 31, 2021, we estimated that approximately $157.2 million of our year-end backlog, as adjusted for the loss of the multi-year contract in February 2022, would be converted to revenue during 2022. Please refer to Item 1, Business under “Backlog” and “Note 17—Subsequent Events” included in the 2021 Report for additional information.

Results of Operations

The following summary and discussion of our results of operations is based on our continuing operations and excludes any results of our discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Revenue	$56,059	$91,571	$125,618	$152,422
Cost of revenue	53,778	82,218	117,628	136,971
Gross profit	2,281	9,353	7,990	15,451

Selling and marketing expenses	402	231	732	442
General and administrative expenses	6,294	6,372	12,365	12,683
Depreciation and amortization expense	46	46	112	87
Total operating expenses	6,742	6,649	13,209	13,212

Operating income (loss)	(4,461)	2,704	(5,219)	2,239

Interest expense, net	1,261	1,213	2,480	2,506
Other income, net	(240)	(1,232)	(419)	(1,592)
Income (loss) from continuing operations before income tax	(5,482)	2,723	(7,280)	1,325
Income tax expense (benefit)	(171)	77	58	262
Income (loss) from continuing operations	$(5,311)	$2,646	$(7,338)	$1,063

Revenue for the three months ended June 30, 2022 decreased $35.5 million, or 38.8%, compared with the corresponding period in 2021. This decrease was primarily related to a reduction in the United States nuclear market of $20.1 million which was largely driven by the timing of a nuclear outage that occurs every other year that contributed to $17.6 million in revenue during the corresponding period in 2021. Additionally, the Company lost nuclear decommissioning projects, resulting in an $11.5 million reduction in revenue and exited the Canadian nuclear market, resulting in a $9.9 million reduction in revenue. These declines were partially offset by increased volume in the Company’s water and transmission and distribution businesses of $4.0 million and $1.6 million, respectively.

Revenue for the six months ended June 30, 2022 decreased $26.8 million, or 17.6%, compared with the corresponding period in 2021. This decrease was primarily due to the timing of a nuclear outage that occurs every other year which accounted for a $19.4 million reduction in revenue. The nuclear outage contributed to approximately $3.1 million of revenue during the six months ended June 30, 2022 compared to $22.5 million during the corresponding period in 2021. Additionally, compared to the same period in 2021, the Company lost certain nuclear decommissioning projects in early 2022, resulting in a $15.6 million reduction in revenue, and exited the Canadian nuclear market, resulting in a $14.0 million reduction in revenue. These declines were partially offset by a $6.9 million year-over-year increase with several key customers in our nuclear market, a $2.7 million increase in our chemical services market, increased volume in the Company’s water business of $10.9 million, and growth in the transmission and distribution businesses of $2.5 million.

Gross profit for the three months ended June 30, 2022 decreased by $7.1 million, or 75.6%, compared with the corresponding period in 2021, while gross margin declined to 4.1% from 10.2%. The decrease in gross profit reflects start-up costs relating to our entry into the transmission and distribution markets and the impact of additional losses on certain lump sum projects in our Florida water markets. We anticipate that these projects will continue to generate revenues with no associated profits until completion within the fourth quarter of 2022. Excluding the impact relating to start-up costs in the transmission and distribution markets and the lump sum projects in the water market for which losses were incurred, the Company would have realized a gross margin of 10.0% rather than 4.1%.

Gross profit for the six months ended June 30, 2022 decreased by $7.5 million, or 48.3%, compared with the corresponding period in 2021, while gross margin declined to 6.4% from 10.1%. The decrease in gross profit reflects start-up costs relating to our entry into the transmission and distribution markets and the impact of additional losses on certain lump sum projects in our Florida water markets. We anticipate that these projects will continue to generate revenues with no associated profits until completion within the fourth quarter of 2022. Excluding the impact relating to start-up costs in the transmission and distribution markets and the lump sum projects in the water market for which losses were incurred, the Company would have realized a gross margin of 11.2% rather than 6.4%.

The following table reconciles our adjusted gross margin to our actual gross margin by deducting the energy transmission and distribution projects that are incurring start-up costs and lump sum projects in the water markets that are generating a loss. We believe this information is meaningful as it isolates the impact that our start-up costs and the non-profitable lump sum projects have on our gross margin. Because adjusted gross margin is not calculated in accordance with GAAP, it may not be comparable to other similarly titled measures of other companies and should not be considered in isolation or as substitute for, or superior to, financial measures prepared in accordance with GAAP.

(in thousands)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Revenue	$56,059	$125,618
Cost of revenue	53,778	117,628

Gross profit	2,281	7,990
Gross margin	4.1%	6.4%

Minus: revenue from transmission and distribution start-up business	(1,597)	(2,540)
Minus: revenue from Florida lump sum water projects	(3,687)	(9,928)
Minus: total revenue deducted	(5,284)	(12,468)

Minus: cost of revenue from transmission and distribution start-up business	(3,228)	(5,325)
Minus: cost of revenue from the Florida lump sum water projects	(4,861)	(11,868)
Minus: total cost of revenue deducted	(8,089)	(17,193)

Adjusted revenue	50,775	113,150
Adjusted cost of revenue	45,689	100,435
Adjusted gross profit	$5,086	$12,715
Adjusted gross profit margin	10.0%	11.2%

The Company recorded an operating loss for the three months ended June 30, 2022 of $4.5 million compared to operating income of $2.7 million for the corresponding period in 2021. This operating loss was primarily due to the decrease in gross profits due to the start-up costs in the energy transmission and distribution markets and the non-profitable lump sum projects in our water market.

The Company recorded an operating loss for the six months ended June 30, 2022 of $5.2 million compared to operating income of $2.2 million for the corresponding period in 2021. This operating loss was primarily due to the decrease in gross profits due to the start-up costs in the energy transmission and distribution markets and the non-profitable lump sum projects in our water market.

General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Employee-related expenses	$2,673	$3,438	$5,729	$6,970
Stock-based compensation expense	608	745	577	1,460
Professional fees	1,293	976	2,944	1,886
Other expenses	1,720	1,213	3,115	2,367
Total	$6,294	$6,372	$12,365	$12,683

Total general and administrative expenses for the three months ended June 30, 2022 decreased $0.1 million, or 1.2%, compared with the corresponding period in 2021. The decrease was largely driven by a decrease in compensation expenses of $0.9 million. This decrease was partially offset by increases of $0.3 million in professional fees related to an ongoing legal matter and $0.4 million in other expenses relating to computer software costs.

Total general and administrative expenses for the six months ended June 30, 2022 decreased $0.3 million, or 2.5%, compared with the corresponding period in 2021. The decrease was largely driven by a decrease in compensation expenses of $2.1 million. This decrease was partially offset by increases of $1.1 million in professional fees relating to an ongoing legal matter, $0.5 million relating to computer software costs and $0.3 million related to our exit from our Canadian nuclear market.

Total Other Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Interest expense, net	$1,261	$1,213	$2,480	$2,506
Other income, net	(240)	(1,232)	(419)	(1,592)
Total	$1,021	$(19)	$2,061	$914

Total other expense, net, for the three months ended June 30, 2022 increased $1.0 million compared with the corresponding period in 2021. The increase was primarily due to a $1.0 million decrease in other income related to a smaller distribution from a former subsidiary associated with a legal claim.

Total other expense, net, for the six months ended June 30, 2022 increased $1.1 million compared with the corresponding period in 2021. The increase was primarily due to a $1.0 million decrease in other income related to a smaller distribution from a former subsidiary associated with a legal claim, coupled with a decrease of $0.2 million of other income related to profits associated with a joint venture in the nuclear market and partially offset with a $0.1 million increase in currency conversion expense.

Income Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Income tax expense (benefit)	$(171)	$77	$58	$262

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

For the three months ended June 30, 2022, the Company recorded income tax benefit from continuing operations of $0.2 million, or 3.1% of pretax loss from continuing operations compared with income tax expense from continuing operations of $0.1 million, or 2.8% of pretax income from continuing operations in the corresponding period of 2021. For the six months ended June 30, 2022, the Company recorded income tax expense from continuing operations of $0.1 million, or (0.8)% of pretax loss from continuing operations, compared with income tax expense from continuing operations of $0.3 million, or 19.8% of pretax income from continuing operations, in the corresponding period of 2021.

The decrease in income tax provision from continuing operations for the three and six months ended June 30, 2022 compared with the corresponding periods in 2021 was primarily related to the $0.2 million decrease in the Canadian income tax provision.

Discontinued Operations

See “Note 4—Changes in Business” to the unaudited condensed consolidated financial statements included in this Form 10-Q for information regarding discontinued operations.

Liquidity and Capital Resources

During the six months ended June 30, 2022, our principal sources of liquidity were borrowings under the Revolving Credit Facility and effective management of our working capital. Our principal uses of cash were to pay for customer contract-related material, labor and subcontract labor, operating expenses, and interest expense on the Term Loan and the Revolving Credit Facility. See discussion in “Note 8—Debt” to the unaudited condensed consolidated financial statements included in this Form 10-Q for additional information about the Term Loan and the Revolving Credit Facility.

Net Cash Flows

Our net consolidated cash flows, including cash flows related to discontinued operations, consisted of the following:

	Six Months Ended June 30,
(in thousands)	2022	2021
Cash flows provided by (used in):
Operating activities	$(10,263)	$(1,402)
Investing activities	(438)	(418)
Financing activities	8,859	686
Effect of exchange rate changes on cash	16	128
Net change in cash, cash equivalents and restricted cash	$(1,826)	$(1,006)

Cash and Cash Equivalents

As of June 30, 2022, our operating unrestricted cash and cash equivalents decreased $1.8 million to $0.7 million from $2.5 million as of December 31, 2021. As of June 30, 2022, no operating cash was held in U.S. bank accounts and $0.7 million was held in Canada. Total liquidity (the sum of unrestricted cash and availability under the Revolving Credit Facility) was $6.5 million at the end of the second quarter of 2022.

Operating Activities

Cash flows from operating activities result primarily from earnings sources and are affected by changes in operating assets and liabilities, which consist primarily of working capital balances related to our projects. For the six months ended June 30, 2022, cash used in operating activities totaled $10.3 million, an increase in cash used of $8.9 million compared to the corresponding period in 2021. The increase in cash used was primarily due to recording a net loss from operations of $6.8 million, an increase in other assets of $2.2 million and a decrease in accounts payable of $1.3 million. This was partially offset by an increase in cash provided from our accounts receivable decreasing by $2.1 million compared to the corresponding period in 2021.

Investing Activities

Cash flows from investing activities were insignificant for the six months ended June 30, 2022, consistent with the corresponding period in 2021.

Financing Activities

For the six months ended June 30, 2022, net cash provided by financing activities of $8.9 million was primarily composed of cash provided by our borrowings exceeding our repayments from customers under the Revolving Credit Facility by $9.5 million, partially offset by a $0.5 million payment on our Term Loan and approximately $0.2 million for payment of statutory taxes related to stock-based compensation.

During the first half of 2021, net cash provided by financing activities of $0.7 million was primarily due to cash provided by our borrowings under the Revolving Credit Facility exceeding our repayments from customer cash receipts by $1.7 million, which was partially offset by cash used in connection with our stock-based awards for payments of statutory taxes of $0.5 million and a $0.5 million principal payment we made on the Term Loan.

Effect of Exchange Rate Changes on Cash

For both the six months ended June 30, 2022 and 2021, the effect of Canadian foreign exchange rate changes on our cash balances was not material.

Dividends

We do not currently anticipate declaring dividends in the near future. As of June 30, 2022, the terms of the Term Loan and Revolving Credit Facility restricted our ability to pay dividends. In addition, the timing and amounts of any dividends would be subject to determination and approval by our Board of Directors.

Liquidity Outlook

Overall, while we anticipate we will experience periodic short-term constraints on our liquidity as a result of the cash flow requirements of specific projects through the third quarter 2022, we expect our liquidity situation to have stabilized at an improved level by the fourth quarter of 2022. Such constraints on our liquidity negatively affected our ability to remain in compliance with our debt covenants, and, accordingly, in August 2022, we entered the Term Loan Amendment and the Revolving Credit Amendment to revise certain terms contained in the Term Loan Agreement and the Revolving Credit Agreement, respectively, including, among other things, certain relevant financial covenants. Effective as of June 30, 2022, the Term Loan Amendment, among other things, amended and increased the Total Leverage Ratio (as defined in the Term Loan Agreement) for certain periods and amended the calculation of Consolidated EBITDA (as defined in the Term Loan Agreement) to include (or “add back”) certain non-recurring losses and expenses relating to projects executed in Jacksonville, Florida, one-time costs and expenses incurred in connection with the Company’s transmission and distribution business unit start-up, and costs and expenses arising out of the Company’s litigation with a designated former executive and his employer (in each case, subject to certain specified dollar limits). The Revolving Credit Amendment, among other things, amended the calculation of EBITDA (as defined in the Revolving Credit Agreement), effective as of June 30, 2022, to include (or “add back”) certain non-recurring losses and expenses relating to projects executed in Jacksonville, Florida, one-time costs and expenses incurred in connection with the Company’s transmission and distribution business unit start-up, and costs and expenses arising out of the Company’s litigation with a designated former executive and his employer (in each case, subject to certain specified dollar limits) and permitted advances against certain eligible receivables of one of the Company’s joint ventures (also subject to specified dollar limits). We expect to maintain sufficient liquidity by managing our expenses and borrowing and repayments of our Revolving Credit Facility. The Company is pursuing two legal claims that could impact its future liquidity.  The first involves litigation against a former employee and his employer and the second is an arbitration proceeding against a third party in connection with the restatement of our financial statements which occurred during 2015 to 2017.  We are currently unable to predict the likelihood that we will reach a favorable settlement or prevail in these actions and, if we do settle or prevail, whether any net proceeds that we may receive will be material.

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

As of June 30, 2022, we had a contingent liability for issued and outstanding standby letters of credit, generally issued to secure performance on customer contracts. As of June 30, 2022, we had $0.5 million outstanding letters of credit under the Revolving Credit Facility sublimit and $0.4 million of outstanding cash collateralized standby letters of credit pursuant to a prior revolving credit facility with Wells Fargo Bank, National Association, and there were no amounts drawn upon these letters of credit. In addition, as of June 30, 2022, we had outstanding surety bonds of $61.9 million. Our subsidiaries also provide financial guarantees for certain contractual obligations in the ordinary course of business.

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

Item 4.     Controls and Procedures.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, under the supervision of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Solely as a result of the material weakness described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective. However, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the financial statements in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting. We have determined that we did not design and maintain effective user access controls to adequately restrict user access and the ability to modify financial data within certain financial applications, including ensuring appropriate segregation of duties relating to the preparation and review of journal entries in these financial applications. As part of closing our books for the second quarter of 2022, we identified immaterial errors that indicated an additional deficiency existed in the Company’s internal control over financial reporting. Specifically, we did not have controls designed effectively for the secondary review and approval of certain expenses. The foregoing control deficiencies did not result in a misstatement of the Company’s annual or interim consolidated financial statements. However, these control deficiencies could have resulted in misstatements of interim or annual consolidated financial statements and disclosures that may have been material. Therefore, management has concluded that: (1) each of the above control deficiencies constitutes a material weakness; and (2) in turn, the Company did not maintain effective internal control over financial reporting as of June 30, 2022.

Management’s Plan to Remediate the Material Weakness

Management has evaluated the user access controls material weakness described above and is in the process of updating its design and implementation of internal control over financial reporting to remediate that material weakness and enhance the Company’s internal control environment. However, the implemented and enhanced controls have not operated for a sufficient period of time to demonstrate that the material weakness was remediated as of June 30, 2022. Having identified the material weakness relating to the secondary review and approval of certain expenses described above, we will promptly be initiating a review and process to remediate such deficiency. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures.

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

Item 6.	Exhibits.
Exhibit	Description
10.1*	2015 Equity Incentive Plan (as amended and restated as of March 15, 2022) (filed as Exhibit 10.1 to our Form 8-K filed with the SEC on May 17, 2022 and incorporated herein by reference).
10.2*

First Amendment to Term Loan, Guarantee and Security Agreement, dated as of June 30, 2022, by and among Williams Industrial Services Group Inc., Williams Industrial Services Group, L.L.C., Williams Industrial Services, LLC, Williams Specialty Services, LLC, Williams Plant Services, LLC, Williams Global Services, Inc., and Construction & Maintenance Professionals, LLC, as borrowers, Global Power Professional Services Inc., GPEG, LLC, Steam Enterprises LLC, WISG Canada Ltd., WISG Nuclear Ltd., and WISG Electrical Ltd., as guarantors, and EICF Agent LLC, as agent, and the lenders party thereto.♦

10.3**

First Amendment to] Revolving Credit and Security Agreement, dated as of June 30, 2022, by and among Williams Industrial Services Group Inc., Williams Industrial Services Group, L.L.C., Williams Industrial Services, LLC, Williams Specialty Services, LLC, Williams Plant Services, LLC, Williams Global Services, Inc., and Construction & Maintenance Professionals, LLC, as borrowers, Global Power Professional Services Inc., GPEG, LLC, Steam Enterprises LLC, WISG Canada Ltd., WISG Nuclear Ltd. and WISG Electrical Ltd., as guarantors, and PNC Bank, National Association, as agent, and the lenders party thereto.♦

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
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.♦

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).♦

♦ Filed herewith.

* Indicates a management contract or compensatory plan or arrangement

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

WILLIAMS INDUSTRIAL SERVICES GROUP INC.

Date: August 11, 2022	By:	/s/ Damien A. Vassall
Damien A. Vassall
Vice President, Chief Financial Officer (Duly authorized officer and principal financial and accounting officer of the registrant)