Form 10-Q
period 2022-09-30
Williams Industrial Services Group Inc.
filed 2022-11-14
CIK 1136294

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 7, 2022, there were 26,422,761 shares of common stock of Williams Industrial Services Group Inc. outstanding.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,013	$2,482
Restricted cash	468	468
Accounts receivable, net of allowance of $318 and $427, respectively	37,339	35,204
Contract assets	10,076	12,683
Other current assets	10,675	11,049
Total current assets	59,571	61,886

Property, plant, and equipment, net	1,016	653
Goodwill	35,400	35,400
Intangible assets	12,500	12,500
Other long-term assets	7,732	5,712
Total assets	$116,219	$116,151

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,732	$12,168
Accrued compensation and benefits	14,312	12,388
Contract liabilities	3,440	3,412
Short-term borrowings	14,525	676
Current portion of long-term debt	1,050	1,050
Other current liabilities	4,630	11,017
Current liabilities of discontinued operations	106	316
Total current liabilities	49,795	41,027
Long-term debt, net (Note 9)	21,809	30,328
Deferred tax liabilities	2,263	2,442
Other long-term liabilities	4,440	1,647
Long-term liabilities of discontinued operations	3,513	4,250
Total liabilities	81,820	79,694
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.01 par value, 170,000,000 shares authorized and 26,865,064 and 26,408,789 shares issued, respectively, and 26,422,761 and 25,939,621 shares outstanding, respectively	264	261
Paid-in capital	93,705	92,227
Accumulated other comprehensive loss	(440)	(95)
Accumulated deficit	(59,124)	(55,930)
Treasury stock, at par (442,303 and 469,168 common shares, respectively)	(6)	(6)
Total stockholders’ equity	34,399	36,457
Total liabilities and stockholders’ equity	$116,219	$116,151

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Revenue	$56,685	$73,351	$182,303	$225,773
Cost of revenue	55,936	66,590	173,564	203,561

Gross profit	749	6,761	8,739	22,212

Selling and marketing expenses	322	267	1,054	709
General and administrative expenses	6,657	4,248	19,022	16,931
Depreciation and amortization expense	61	50	173	137
Total operating expenses	7,040	4,565	20,249	17,777

Operating income (loss)	(6,291)	2,196	(11,510)	4,435

Interest expense, net	1,485	1,227	3,965	3,733
Other (income) expense, net	(11,114)	181	(11,533)	(1,411)
Total other (income) expense, net	(9,629)	1,408	(7,568)	2,322

Income (loss) from continuing operations before income tax	3,338	788	(3,942)	2,113
Income tax expense (benefit)	(272)	(6)	(214)	256
Income (loss) from continuing operations	3,610	794	(3,728)	1,857

Income (loss) from discontinued operations before income tax	(45)	(34)	(92)	130
Income tax expense (benefit)	(3)	22	(626)	59
Income (loss) from discontinued operations	(42)	(56)	534	71

Net income (loss)	$3,568	$738	$(3,194)	$1,928

Basic income (loss) per common share
Income (loss) from continuing operations	$0.14	$0.03	$(0.14)	$0.07
Income (loss) from discontinued operations	—	(0.00)	0.02	0.00
Basic income (loss) per common share	$0.14	$0.03	$(0.12)	$0.07

Diluted income (loss) per common share
Income (loss) from continuing operations	$0.14	$0.03	$(0.14)	$0.07
Income (loss) from discontinued operations	(0.01)	(0.00)	0.02	0.00
Diluted income (loss) per common share	$0.13	$0.03	$(0.12)	$0.07

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Net income (loss)	$3,568	$738	$(3,194)	$1,928
Foreign currency translation adjustment	(318)	(98)	(345)	(64)
Comprehensive income (loss)	$3,250	$640	$(3,539)	$1,864

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
	Common Shares			Other
	$0.01 Per Share		Paid-in	Comprehensive	Accumulated	Treasury Shares
(in thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Total
Balance, December 31, 2020	25,926,333	$256	$90,292	$28	$(58,673)	(589,891)	$(8)	$31,895
Restricted stock awards granted	164,388	—	—	—	—	—	—
Restricted stock units vested	274,448	4	—	—	—	120,723	2	6
Tax withholding on restricted stock units	—	—	(545)	—	—	—	—	(545)
Stock-based compensation	—	—	625	—	—	—	—	625
Foreign currency translation	—	—	—	4	—	—	—	4
Net loss	—	—	—	—	(1,681)	—	—	(1,681)
Balance, March 31, 2021	26,365,169	$260	$90,372	$32	$(60,354)	(469,168)	$(6)	$30,304
Restricted stock units vested	19,501	—	—	—	—	—	—	—
Tax withholding on restricted stock units	—	—	40	—	—	—	—	40
Stock-based compensation	—	—	424	—	—	—	—	424
Foreign currency translation	—	—	—	30	—	—	—	30
Net income	—	—	—	—	2,871	—	—	2,871
Balance, June 30, 2021	26,384,670	$260	$90,836	$62	$(57,483)	(469,168)	$(6)	$33,669
Stock-based compensation	—	—	834	—	—	—	—	834
Foreign currency translation	—	—	—	(98)	—	—	—	(98)
Net income	—	—	—	—	738	—	—	738
Balance, September 30, 2021	26,384,670	$260	$91,670	$(36)	$(56,745)	(469,168)	$(6)	$35,143

				Accumulated
	Common Shares			Other
	$0.01 Per Share		Paid-in	Comprehensive	Accumulated	Treasury Shares
(in thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Total
Balance, December 31, 2021	26,408,789	$261	$92,227	$(95)	$(55,930)	(469,168)	$(6)	$36,457
Restricted stock awards granted	291,894	—	—	—	—	—	—	—
Stock-based compensation	—	—	(147)	—	—	—	—	(147)
Foreign currency translation	—	—	—	142	—	—	—	142
Net loss	—	—	—	—	(2,044)	—	—	(2,044)
Balance, March 31, 2022	26,700,683	$261	$92,080	$47	$(57,974)	(469,168)	$(6)	$34,408
Restricted stock units vested	169,255	—	—	—	—	26,865	—	—
Tax withholding on restricted stock units	—	2	(165)	—	—	—	—	(163)
Stock-based compensation	—	—	1,293	—	—	—	—	1,293
Foreign currency translation	—	—	—	(169)	—	—	—	(169)
Net loss	—	—	—	—	(4,718)	—	—	(4,718)
Balance, June 30, 2022	26,869,938	$263	$93,208	$(122)	$(62,692)	(442,303)	$(6)	$30,651
Restricted stock units forfeited	(4,874)	—	—	—	—	—	—	—
Tax withholding on restricted stock units	—	1	3	—	—	—	—	4
Stock-based compensation	—	—	494	—	—	—	—	494
Foreign currency translation	—	—	—	(318)	—	—	—	(318)
Net income	—	—	—	—	3,568	—	—	3,568
Balance, September 30, 2022	26,865,064	$264	$93,705	$(440)	$(59,124)	(442,303)	$(6)	$34,399

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2022	2021
Operating activities:
Net income (loss)	$(3,194)	$1,928
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Net income from discontinued operations	(534)	(71)
Deferred income tax benefit	(178)	(304)
Depreciation and amortization on plant, property, and equipment	173	137
Amortization of deferred financing costs	636	623
Amortization of debt discount	150	150
Bad debt expense	(26)	(123)
Stock-based compensation	1,120	2,579
Changes in operating assets and liabilities:
Accounts receivable	(2,551)	(11,896)
Contract assets	2,547	(4,824)
Other current assets	2	(5,113)
Other assets	(2,202)	(214)
Accounts payable	(331)	2,121
Accrued and other liabilities	(692)	6,628
Contract liabilities	29	(39)
Net cash used in operating activities, continuing operations	(5,051)	(8,418)
Net cash used in operating activities, discontinued operations	(413)	(348)
Net cash used in operating activities	(5,464)	(8,766)
Investing activities:
Purchase of property, plant, and equipment	(536)	(537)
Net cash used in investing activities	(536)	(537)
Financing activities:
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(159)	(501)
Debt issuance costs	(175)	—
Proceeds from short-term borrowings	211,875	208,421
Repayments of short-term borrowings	(198,026)	(204,101)
Repayments of long-term debt	(8,844)	(788)
Net cash provided by financing activities	4,671	3,031
Effect of exchange rate change on cash	(140)	112
Net change in cash, cash equivalents and restricted cash	(1,469)	(6,160)
Cash, cash equivalents and restricted cash, beginning of period	2,950	9,184
Cash, cash equivalents and restricted cash, end of period	$1,481	$3,024

Supplemental Disclosures:
Cash paid for interest	$2,778	$2,781
Cash paid for income taxes, net of refunds	$—	$1,841

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

NOTE 2—LIQUIDITY

As noted above, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and on a basis consistent with the 2021 Report, which contemplates that the Company will continue to operate as a going concern, which means that it will be able to meet its obligations and continue its operations during the twelve-month period following the issuance of this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2022 (this “Form 10-Q”).  Therefore, these financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

The Company had negative cash flows from operations during the nine months ended September 30, 2022.  These negative cash flows were primarily a consequence of the four factors described in the paragraph below.

In connection with the preparation of the accompanying unaudited condensed consolidated financial statements, management assessed the Company’s financial condition and concluded that the following primary factors, taken in the aggregate, raised substantial doubt regarding the Company’s ability to continue as a going concern for the twelve-month period following the issuance of this Form 10-Q.

•	Significant losses incurred on a number of fixed price contracts in our Florida water business, which have been the subject of prior disclosures.
•	Start-up costs related to the Company’s entry into the transmission and distribution market, which have utilized cash resources and, while ultimately anticipated to benefit the Company’s business, have negatively impacted liquidity.
•	Failure to convert pipeline opportunities into revenue, which have had the effect of delaying the Company’s receipt of cash from such opportunities.
•	Delays in collecting cash receipts from customers.

To address the negative cash flows in the Company’s business, the Company has developed a liquidity plan, the implementation of which management believes will alleviate the substantial doubt about the Company’s ability to continue as a going concern during the twelve-month period following the issuance of this Form 10-Q.  The liquidity plan, which will continue to be refined as circumstances dictate, contemplates the following key elements, in which the Company will:

•	Take steps to enhance profitability of non-performing businesses;
•	Lower the cost of services by removing nonbillable expenses that cannot be recovered;
•	Aggressively reduce operating expenses; and
•	Shorten the collection cycle time on the Company’s accounts receivable and lengthen the payment cycle time on its accounts payable.

On August 3, 2022, as a result of the Company being unable to comply with its debt covenants as of June 30, 2022, the Company amended its existing Revolving Credit Agreement and the Term Loan Agreement (as defined below), which among other things, amended the calculation of EBITDA (as defined in the Revolving Credit Agreement), and Consolidated EBITDA (as defined in the Term Loan Agreement) to include (or “add back”) certain non-recurring losses and expenses relating to projects executed in Jacksonville, Florida, one-time costs and expenses incurred in connection with the Company’s transmission and distribution business unit start-up, and costs and expenses arising out of the Company’s litigation with a former executive and his employer (in each case, subject to certain specified dollar limits), as well as to amend and increase the Total Leverage Ratio (as defined in the Term Loan Agreement) applicable to the Company for certain periods. For additional information regarding the amendments, see “Note 9—Debt.”

While the above-mentioned factors have negatively affected the Company’s liquidity, there were two developments in the third and fourth quarter of 2022 that resulted in material cash receipts by the Company.  Specifically, the Company settled two legal claims.  The first such settlement involved a cash collection in the third quarter of 2022 of approximately $8.1 million related to an arbitration proceeding initiated by the Company against a third party in connection with the restatement of the Company’s financial statements in 2017 for the 2012 to 2014 period.  The second matter, settled in the fourth quarter of 2022, involved litigation against a former executive and his employer that resulted in the employer of the former executive agreeing to pay a cash settlement of $2.7 million.  The Company recognized both settlements as other income during the third quarter of 2022. The $8.1 million settlement proceeds were used to prepay part of the Company’s Term Loan and the $2.7 million settlement, which was collected on October 13, 2022, was used to repay a portion of the Revolving Credit Facility.  As a result, the full amount of these settlement receipts could not be used for general working capital purposes and did not materially affect the Company’s liquidity.  For additional information about the arbitration and legal settlements, please refer to “Note 9—Debt” and “Note 14—Subsequent Events” to the unaudited condensed consolidated financial statements included in this Form 10-Q.

In the first nine months of 2022, the Company’s principal sources of liquidity were borrowings under the Revolving Credit Facility and efforts to effectively manage its working capital.  The Company anticipates that this will continue to be the case in the fourth quarter of 2022, subject to the anticipated benefits of the liquidity plan outlined above.  The Company continues to monitor its liquidity and capital resources closely. If market conditions were to change, and revenue is reduced or operating costs either increased or could not be reduced as contemplated by the Company’s liquidity plan, cash flows and liquidity could be materially negatively impacted.

While management believes its liquidity plan alleviates the substantial doubt regarding the Company’s ability to continue as a going concern during the ensuing twelve-month period, the Company cannot provide any assurance that it will be able to implement its liquidity plan successfully or, even if successfully implemented, that the plan will ultimately result in the Company continuing as a going concern. In addition, the Company could be unable to meet its obligations under its existing indebtedness, including failing to comply with any of its covenants. If any such failures are not waived by the Company’s lenders, it would result in an event of default under such indebtedness and the potential acceleration of outstanding indebtedness thereunder and the potential foreclosure on the collateral securing such debt, and would likely cause a cross-default under the Company’s other outstanding indebtedness. If the liquidity plan does not have the intended effect, the Company may need to seek relief from the Company’s lenders or take steps to raise additional capital, such as selling equity or debt securities or entering into additional borrowing arrangements, to sustain operations, which may not be available on favorable terms, or at all, in which case the Company will be required to pursue other alternatives, which may include selling assets, selling or merging its business, ceasing operations or filing a petition for bankruptcy (either liquidation or reorganization) under applicable bankruptcy laws.

NOTE 3—RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

The Company did not implement any new accounting pronouncements during the first nine months of 2022. However, the Company is currently evaluating the impact of future disclosures that may arise under recent SEC proposals.

NOTE 4—LEASES

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

On September 2, 2021, the Company made the decision to relocate its corporate headquarters to Atlanta, Georgia and entered into a ten-year lease agreement. The Company completed its relocation in March 2022. The lease is presented as a right-of-use asset and lease liability and the lease liability amounts to $3.3 million with a present value of $2.2 million over a ten-year term. If the Company defaults, the landlord has the right to use the security deposit for rent or other payments due to other damages, injury, expense or liability as defined in the lease agreement. Although the security deposit shall be deemed the property of the landlord, any remaining balance of the security deposit shall be returned by the landlord to the Company after termination of the lease as the Company’s obligations under the lease have been fulfilled. The Company subleased a portion of its former office space and collected $44,000 of sublease income during the nine months ended September 30, 2022.

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost/(Sublease Income) (in thousands)	2022	2021	2022	2021
Operating lease cost	$549	$619	$1,668	$1,711
Short-term lease cost	2,125	1,051	5,353	2,484
Sublease income	(14)	(5)	(44)	(5)
Total lease cost	$2,660	$1,665	$6,977	$4,190

Lease cost related to finance leases was not significant for the three and nine months ended September 30, 2022 and 2021.

Information related to the Company’s right-of-use assets and lease liabilities were as follows:

Lease Assets/Liabilities (in thousands)	Balance Sheet Classification	September 30, 2022	December 31, 2021
Lease Assets
Right-of-use assets	Other long-term assets	$3,738	$1,527

Lease Liabilities
Short-term lease liabilities	Other current liabilities	$1,572	$1,606
Long-term lease liabilities	Other long-term liabilities	2,582	511
Total lease liabilities		$4,154	$2,117

Supplemental information related to the Company’s leases were as follows:

	Nine Months Ended September 30,
(dollars in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used by operating leases	$1,810	$1,810
Right-of-use assets obtained in exchange for new operating lease liabilities	3,669	1,549
Weighted-average remaining lease term - operating leases	5.34 years	1.47 years
Weighted-average remaining lease term - finance leases	1.48 years	2.48 years
Weighted-average discount rate - operating leases	9%	9%
Weighted-average discount rate - finance leases	9%	9%

Total remaining lease payments under the Company’s operating and finance leases were as follows:

	Operating Leases	Finance Leases

Nine Months Ended September 30,	(in thousands)
Remainder of 2022	$557	$1
2023	1,490	6
2024	653	1
2025	375	-
2026	381	-
Thereafter	1,873	-
Total lease payments	$5,329	$8
Less: interest	(1,183)	-
Present value of lease liabilities	$4,146	$8

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

After an arbitration process, on May 12, 2021, an arbitrator concluded that the IBEW used an incorrect per hour contribution rate in calculating the Company’s pension withdrawal liability, which resulted in the Company overpaying. The arbitrator directed IBEW to refund all overpayments, with interest, to the Company and to redetermine the Company’s payments going forward using the proper contribution rate. Accordingly, the Company’s overall pension withdrawal liability decreased by approximately $0.3 million. The pension liability is expected to be satisfied by annual cash payments of $0.3 million each, paid in quarterly installments, through 2038. The Company recorded a gain on disposal of approximately $0.2 million during the first nine months of 2021 to reduce its previously recorded estimated withdrawal liability.

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

As of September 30, 2022 and December 31, 2021, the Company did not have any assets related to its Electrical Solutions’ and Mechanical Solutions’ discontinued operations. The following table presents a reconciliation of the carrying amounts of major classes of liabilities of Electrical Solutions’ and Mechanical Solutions’ discontinued operations:

(in thousands)	September 30, 2022	December 31, 2021
Liabilities:
Current liabilities of discontinued operations	$106	$316
Liability for pension obligation	2,307	2,368
Liability for uncertain tax positions	1,206	1,882
Long-term liabilities of discontinued operations	3,513	4,250
Total liabilities of discontinued operations	$3,619	$4,566

The following table presents a reconciliation of the major classes of line items constituting the net income (loss) from discontinued operations. In accordance with GAAP, the amounts in the table below do not include an allocation of corporate overhead.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
General and administrative expenses	$—	$5	$—	$39
Loss (gain) on disposal - Electrical Solutions	—	(17)	17	(245)
Interest expense	45	46	75	76
Income (loss) from discontinued operations before income tax	(45)	(34)	(92)	130
Income tax expense (benefit)	(3)	22	(626)	59
Income (loss) from discontinued operations	$(42)	$(56)	$534	$71

NOTE 6—REVENUE

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

Disaggregated revenue by type of contract was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Cost-plus reimbursement contracts	$44,237	$63,363	$138,263	$201,027
Fixed-price contracts	12,448	9,988	44,040	24,746
Total	$56,685	$73,351	$182,303	$225,773

Disaggregated revenue by the geographic area where the work was performed was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
United States	$56,685	$64,379	$176,801	$197,287
Canada	-	8,972	5,502	28,486
Total	$56,685	$73,351	$182,303	$225,773

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

The following table provides information about contract assets and contract liabilities from contracts with customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Costs incurred on uncompleted contracts	$55,936	$66,590	$173,564	$203,561
Earnings recognized on uncompleted contracts	749	6,761	8,739	22,212
Total	56,685	73,351	182,303	225,773
Less—billings to date	(50,049)	(63,034)	(175,667)	(215,456)
Net	$6,636	$10,317	$6,636	$10,317
Contract assets	$10,076	$12,811	$10,076	$12,811
Contract liabilities	(3,440)	(2,494)	(3,440)	(2,494)
Net	$6,636	$10,317	$6,636	$10,317

For the three and nine months ended September 30, 2022, the Company recognized revenue of approximately $0.1 million and $2.2 million, respectively, on approximately $3.4 million that was included in the corresponding contract liability balance on December 31, 2021.

Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of September 30, 2022:

(in thousands)	Remainder of 2022	2023	2024	Thereafter	Total
Remaining performance obligations	$64,529	$122,093	$61,135	$104,966	$352,723

NOTE 7—EARNINGS (LOSS) PER SHARE

As of September 30, 2022, the Company’s 26,422,761 shares outstanding included 321,142 shares of contingently issued but unvested restricted stock. As of September 30, 2021, the Company’s 25,915,502 shares outstanding included 215,956 shares of contingently issued but unvested restricted stock. Restricted stock is excluded from the calculation of basic weighted average shares outstanding, but its impact, if dilutive, is included in the calculation of diluted weighted average shares outstanding.

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

Basic and diluted earnings per common share from continuing operations were calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data)	2022	2021	2022	2021
Income (loss) from continuing operations	$3,610	$794	$(3,728)	$1,857

Basic income (loss) per common share:
Weighted average common shares outstanding	26,102,308	25,699,545	26,009,465	25,306,130

Basic income (loss) per common share	$0.14	$0.03	$(0.14)	$0.07

Diluted income (loss) per common share:
Weighted average common shares outstanding	26,102,308	25,699,545	26,009,465	25,306,130

Diluted effect:
Unvested portion of restricted stock units and awards	335,373	807,030	—	791,570
Weighted average diluted common shares outstanding	26,437,681	26,506,575	26,009,465	26,097,700

Diluted income (loss) per common share	$0.14	$0.03	$(0.14)	$0.07

The weighted average number of shares outstanding used in the computation of basic and diluted earnings per common share does not include the effect of the following potential outstanding common stock. The effects of the potentially outstanding service-based restricted stock and restricted stock unit awards were not included in the calculation of diluted earnings per common share because the effect would have been anti-dilutive. The effects of the potentially outstanding performance- and market-based restricted stock unit awards were not included in the calculation of diluted earnings per common share because the performance and/or market conditions had not been satisfied as of September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Unvested service-based restricted stock and restricted stock unit awards	573,517	16,666	229,102	—
Unvested performance- and market-based restricted stock unit awards	887,559	833,111	887,559	833,111

NOTE 8—INCOME TAXES

The effective income tax expense rate for continuing operations for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Effective income tax rate for continuing operations	(8.2)%	(0.8)%	5.4%	12.1%

The effective income tax rate differs from the statutory federal income tax rate of 21% primarily because of the partial valuation allowances recorded on the Company’s deferred tax assets and the Canadian income tax provision.

For the three months ended September 30, 2022, the Company recorded income tax benefit from continuing operations of $0.3 million, or (8.2)% of pretax income from continuing operations, compared with income tax benefit from continuing operations of $0.01 million, or (0.8)% of pretax income from continuing operations, in the corresponding period of 2021. For the nine months ended September 30, 2022, the Company recorded income tax benefit from continuing operations of $0.2 million, or 5.4% of pretax loss from continuing operations, compared with income tax expense from continuing operations of $0.3 million, or 12.1% of pretax income from continuing operations, in the corresponding period of 2021. The $0.3 million decrease in income tax provision from continuing operations for the three months ended September 30, 2022, compared with the corresponding period in 2021, was primarily related to a $0.6 million decrease in the Canadian income tax provision, partially offset by a $0.3 million decrease in the U.S. income tax benefit related to the indefinite lived deferred tax assets. The $0.5 million decrease in income tax provision from continuing operations for the nine months ended September 30, 2022, compared with the corresponding period in 2021, was primarily related to a $0.7 million decrease in the Canadian income tax provision, partially offset by a $0.2 million decrease in the U.S. income tax benefit related to the indefinite lived deferred tax assets.

The Company’s net deferred balance was primarily composed of indefinite lived deferred tax liabilities attributable to goodwill and trade names, and the indefinite lived deferred tax assets related to the post 2017 net operating losses and Section 163(j) interest addback. A full valuation allowance was applied to most of the remaining deferred balances. The indefinite lived deferred tax assets enabled the release of the valuation allowance to the extent that it can offset the indefinite lived deferred tax liabilities. Because all indefinite lived deferred tax liabilities are part of continued operations, and the release of valuation allowance is attributable to the future taxable income related to these deferred tax liabilities, the entire valuation allowance released was recorded in continuing operations according to ASC 740-20-45-3. As of September 30, 2022, the Company had $2.3 million net deferred tax liabilities, mainly composed of $12.4 million indefinite lived deferred tax liabilities attributable to goodwill and trade names, partially offset by $6.8 million indefinite lived deferred tax assets attributable to post 2017 net operating losses, $3.4 million indefinite lived deferred tax assets attributable to Section 163(j) interest addback, $0.2 million deferred tax assets accrued for the current period as a result of the Canadian net operating loss, plus $0.3 million deferred tax liability accrued with respect to the Company’s outside basis difference in its investment in Canada.

As of September 30, 2022, and 2021, the Company would have needed to generate approximately $287.2 million and $270.4 million, respectively, of future taxable income in order to realize its deferred tax assets.

The Company’s foreign subsidiaries may generate earnings that are not subject to U.S. income taxes so long as they are permanently reinvested in its operations outside of the U.S. Pursuant to ASC 740-30, undistributed earnings of foreign subsidiaries that are no longer permanently reinvested would become subject to deferred income taxes.

As of September 30, 2022, the Company projects that its Canadian subsidiary will have generated approximately $5.1 million undistributed earnings by the end of 2022. The Company’s management expects that all of the undistributed earnings will be repatriated back to the United States within the next 12 months. The Company formed the Canadian subsidiary in 2018 without significant capital investment, and the majority of the undistributed earnings was expected to be repatriated as dividends to the United States at the United States-Canada treaty rate of 5%. As a result, the Company accrued a deferred tax liability of $0.3 million related to its investment in Canada for its outside basis difference as of September 30, 2022.

As of September 30, 2022 and 2021, the Company provided for a total liability of $2.3 million and $3.0 million, respectively, for uncertain income tax positions, which include the unrecognized tax benefits related to various federal, foreign and state income tax matters, and the accrual of interest, penalties, and foreign currency adjustments that can potentially arise from these positions. For the period ended September 30, 2022, the $2.3 million reserved for uncertain income tax positions was included in long-term liabilities of discontinued operations and other long-term liabilities, of which $1.2 million was related to discontinued operations, compared to $1.9 million for the corresponding period in 2021. If the unrecognized tax benefit is recognized, the reduction in the liability would be recorded as a tax benefit and reduce the effective tax rate. Of the $2.3 million reserved for uncertain income tax positions as of September 30, 2022, approximately $1.1 million was accrued for potential payment of interest and penalties, of which, $0.5 million was related to discontinued operations.

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

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA contains a number of revisions to the Internal Revenue Code, including a 15% corporate minimum income tax and a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022. While these tax law changes have no immediate effect and are not expected to have a material adverse effect on the Company’s results of operations going forward, the Company will continue to evaluate the IRA’s impact as further information becomes available.

NOTE 9—DEBT

The following table provides information about the Company’s debt, net of unamortized deferred financing costs:

(in thousands)	September 30, 2022	December 31, 2021
Short-term borrowings	$14,525	$676
Term loan, current portion of long-term debt	1,050	1,050
Current debt	$15,575	$1,726

Term loan, noncurrent portion of long-term debt	$24,056	$32,900
Debt discount	(641)	(791)
Unamortized deferred financing costs	(1,606)	(1,781)
Long-term debt, net	$21,809	$30,328

Total debt, net	$37,384	$32,054

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

As of September 30, 2022, the Company had $14.5 million outstanding debt under the Revolving Credit Facility and $25.1 million outstanding (including both the noncurrent and current portion of the Term Loan) under the Term Loan. Total liquidity (the sum of unrestricted cash and availability under the Revolving Credit Facility) was $7.3 million at the end of the third quarter of 2022. As of September 30, 2022, the Company was in compliance with all debt covenants, as amended.

Effective as of August 23, 2022, the Company entered into a confidential settlement agreement and general release (the “Settlement Agreement”), dated August 22, 2022, that resolved a pending arbitration proceeding initiated by the Company against a third-party respondent in May 2020. The claims made by the Company against the respondent relate to the restatement of the Company’s financial statements in 2017 for the 2012 to 2014 period. The Company received net proceeds (after payment of attorney’s fees and third-party funding costs) of approximately $8.1 million, which was recorded as other income on the income statement during the third quarter of 2022. In the third quarter of 2022, the Company used the $8.1 million of net proceeds received under the Settlement Agreement to repay part of the Term Loan. As of September 30, 2022, the Company reduced the Term Loan to $25.1 million compared to $34.0 million on December 31, 2021 (including both the noncurrent and current portion of the Term Loan).

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

As of September 30, 2022, borrowings under the Revolving Credit Facility bore interest, at the Company’s election, at either (1) the base commercial lending rate of PNC, as publicly announced, plus 1.25%, payable in cash on a monthly basis, (2) the Term SOFR Rate (as defined in the Revolving Credit Agreement, as amended,) based on the secured overnight financing rate (“SOFR”) rate, subject to a minimum SOFR floor of 1.00%, plus 2.25%, payable in cash on the last day of each interest period, or (3) with respect to Canadian dollar loans, the Canadian Dollar Offered Rate (“CDOR”), subject to a minimum CDOR rate of 1.00%, plus 2.25%, payable in cash on a monthly basis. In addition, upon the occurrence of an event of default, and for so long as such event of default continues, default interest equal to 2.00% per year in excess of the rate otherwise applicable will be payable.

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

On August 3, 2022, the Company entered into an Amendment to the Revolving Credit Agreement (the “Revolving Credit Amendment”) that, among other things, (i) amended the calculation of EBITDA (as defined in the Revolving Credit Agreement), effective as of June 30, 2022, to include (or “add back”) certain non-recurring losses and expenses relating to projects executed in Jacksonville, Florida, one-time costs and expenses incurred in connection with the Company’s transmission and distribution business unit start-up, and costs and expenses arising out of the Company’s litigation with a designated former executive and his employer (in each case, subject to certain specified dollar limits), (ii) permitted advances against certain eligible receivables of one of the Company’s joint ventures (also subject to specified dollar limits), (iii) included provisions that replace the London Interbank Offered Rate (LIBOR) interest rate with customary provisions based on SOFR, and (iv) provided for the payment of a $25,000 amendment fee, plus applicable fees and expenses. The $25,000 amendment fee will be expensed as incurred.

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

Borrowings under the Term Loan Agreement bear interest at SOFR, plus a margin of 8.50% (if the Total Leverage Ratio (as defined in the Term Loan Agreement) is less than 2.50:1) or 9.00% per year (if the Total Leverage Ratio is greater than or equal to 2.50:1), subject to a minimum SOFR floor of 1.00%, payable in cash on a quarterly basis. In addition, upon the occurrence of an event of default, and for so long as such event of default continues, default interest equal to 2.00% per year in excess of the rate otherwise applicable will be payable.

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

Effective as of August 23, 2022, the Company entered into a Settlement Agreement, which resolved a pending arbitration proceeding related to the restatement of the Company’s financial statements in 2017 for the 2012 to 2014 period. The Company received net proceeds of $8.1 million (after payment of attorney’s fees and third-party funding costs), and used these net proceeds to prepay a substantial amount of the Term Loan. The $8.1 million net proceeds, coupled with $0.3 million scheduled principal payments, reduced the Term Loan by a total of $8.4 million to $25.1 million as of September 30, 2022 (including both the noncurrent and current portion of the Term Loan).

Letters of Credit and Bonds

In line with industry practice, the Company is often required to provide letters of credit and payment and performance surety bonds to customers. These letters of credit and bonds provide credit support and security for the customer if the Company fails to perform its obligations under the applicable contract with such customer.

The Revolving Credit Facility provides for a letter of credit sublimit in an amount up to $2.0 million. As of September 30, 2022, the Company had $0.5 million letters of credit outstanding under this sublimit and $0.4 million cash collateralized standby letters of credit outstanding pursuant to its prior revolving credit facility with Wells Fargo Bank, National Association. There were no amounts drawn upon these letters of credit as of September 30, 2022.

In addition, as of September 30, 2022 and December 31, 2021, the Company had outstanding payment and performance surety bonds of $65.6 million and $67.6 million, respectively.

Deferred Financing Costs and Debt Discount:

Deferred financing costs and debt discount is amortized over the terms of the related debt facilities using the straight-line method. The following table summarizes the amortization of deferred financing costs and debt discount related to the Company's debt facilities and recognized in interest expense on the unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Term loan	$125	$113	$350	$338
Debt discount on term loan	50	50	150	150
Revolving credit facility	96	96	286	286
Total	$271	$259	$786	$774

The following table summarizes unamortized deferred financing costs and debt discount included on the Company's unaudited condensed consolidated balance sheets:

(in thousands)	Location	September 30, 2022	December 31, 2021
Term loan	Long-term debt, net	$1,606	$1,781
Debt discount on term loan	Long-term debt, net	641	791
Revolving credit facility	Other long-term assets	1,223	1,509
Total		$3,470	$4,081

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

The Company’s financial instruments as of September 30, 2022 and December 31, 2021 consisted primarily of cash and cash equivalents, restricted cash, receivables, payables, and debt instruments. The carrying values of these financial instruments approximate their respective fair values, as they are either short-term in nature or carry interest rates that are periodically adjusted to market rates.

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

Insurance

The Company maintains insurance coverage for most insurable aspects of its business and operations. The Company’s insurance programs, including, but not limited to, health, general liability, and workers’ compensation, have varying coverage limits depending upon the type of insurance. For the three and nine months ended September 30, 2022, insurance expense, including insurance premiums related to the excess claim coverage and claims incurred for continuing operations, was $1.6 million and $4.7 million, respectively.

The Company’s unaudited condensed consolidated balance sheets include amounts representing its probable estimated liability related to insurance-related claims that are known and have been asserted against the Company, and for insurance-related claims that are believed to have been incurred but had not yet been reported as of September 30, 2022. As of September 30, 2022, the Company provided $0.9 million in letters of credit and $1.5 million of non-depleting cash collateral as security for possible general liability and workers’ compensation claims.

Executive Severance

As of September 30, 2022, the Company had outstanding severance arrangements with senior executives. The Company’s maximum commitment under all such arrangements, which would apply if the employees covered by these arrangements were each terminated without cause, was $6.4 million on September 30, 2022. The Company did not accrue executive severance expenses as of September 30, 2022.

NOTE 12—STOCK-BASED COMPENSATION PLANS

During the first nine months of 2022, the Company granted 291,894 service-based restricted stock awards under the 2015 Equity Incentive Plan (as amended and restated, the “2015 Plan”), at a grant date fair value of $1.85 per share, to its non-employee directors, which vest in full on February 3, 2023.

During the first nine months of 2022, the Company granted 362,356 service-based restricted stock units to its employees under the 2022 long-term incentive (“LTI”) program and the 2015 Plan at a grant date fair value of $1.99 per share. These service-based restricted stock units can be paid in cash or shares at the election of the Compensation Committee of the Board of Directors and shall vest in equal annual installments over a period of three years.

During the first nine months of 2022, the Company also granted 724,726 performance-based restricted stock units to its employees under the 2022 LTI program and the 2015 Plan at a grant date fair value of $1.99 per share. The 2022 performance-based restricted stock units have three annual performance periods (fiscal years 2022, 2023 and 2024), with operating income and free cash flow goals (equally weighted) for each year, and threshold performance resulting in awards earned at 50% of the target opportunity and maximum performance resulting in awards earned at 200% of the target. The annual achievement levels are accumulated over the three-year performance period and the earned amounts, if any, will vest on March 31, 2025. The three-year average payout level for each performance objective replaces the actual payout level for any fiscal year where the actual payout is less than the three-year average. These performance-based restricted stock units can be paid in cash or shares at the election of the Compensation Committee of the Board of Directors.

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

During the first nine months of 2021, the Company also granted performance-based restricted stock units under the 2021 LTI program and the 2015 Plan with an aggregate cash value of approximately $2.2 million, which could be paid in cash or shares at the election of the Compensation Committee of the Board of Directors. The 2021 performance-based restricted stock units have three annual performance periods (fiscal years 2021, 2022 and 2023), with operating income and free cash flow goals (equally weighted) for each year, and threshold performance resulting in awards earned at 50% of the target opportunity and maximum performance resulting in awards earned at 200% of the target. The annual achievement levels are accumulated over the three-year performance period and the earned amounts, if any, vest on March 31, 2024. The three-year average payout level for each performance objective replaces the actual payout level for any fiscal year where the actual payout is less than the three-year average. These are cash-based awards that were included in other current liabilities on the consolidated balance sheet beginning in April 2021.

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

The Company previously granted (i) performance-based restricted stock units under the 2016 LTI program, which were scheduled to vest if the Company achieved a per share stock price of $5.50 for 30 consecutive trading days prior to August 5, 2021, (ii) performance-based restricted stock units under the 2017 LTI program, which were scheduled to vest if the Company achieved a per share stock price of $6.00 for 30 consecutive trading days prior to March 31, 2021 (pursuant to an extension from the initial vesting date of March 31, 2020, which extension was approved by the Compensation Committee in February 2020), and (iii) performance-based restricted stock units under the 2018 LTI program, which were scheduled to vest if the Company achieved a per share stock price of at least $5.00 for any period of 30 consecutive trading days prior to June 30, 2021 (collectively, the “LTI Performance Awards”). On March 5, 2021, the Compensation Committee of the Board of Directors extended the performance period for each of the LTI Performance Awards to December 31, 2022. In accordance with ASC Topic 718, “Compensation—Stock Compensation” (“ASC 718”), the Company conducted a lattice valuation model in order to revalue the market price for the LTI Performance Awards at the March 5, 2021 modification date. The 2018 LTI program met the market objective by achieving a per share stock price of $5.00 for 30 consecutive days, and approximately 189,640 shares will vest for recipients remaining employed through December 31, 2022.

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

On April 13, 2022, the Company’s management analyzed the probability of achieving the 2022 performance objectives for the 2021 and 2020 performance-based restricted stock units granted in 2021 and 2020 and determined that, after comparing the actual year-to-date results to the forecasted results, it is unlikely the Company will achieve the minimum performance metric for the 2022 performance period. This resulted in a $0.3 million adjustment for the 2021 performance-based restricted stock units and an entire reversal of $0.5 million for the 2020 performance-based restricted stock units within the first three months of 2022. The 2020 performance-based restricted stock units will expire after the 2022 performance period and the 2021 performance-based restricted stock units were adjusted to vest at 55% of their original cash value and as of September 30, 2022, will be expensed by approximately $0.5 million until the end of the service requisite period of March 31, 2024.

While the majority of  restricted stock units and awards were granted as equity, in accordance with ASC 718, the Company has one cash-based plan that is classified as a liability. Stock-based compensation expense for the three months ended September 30, 2022 and 2021 was $0.5 million and $1.1 million, respectively, and for the nine months ended September 30, 2022 and 2021 was $1.1 million and $2.6 million, respectively, and was included in general and administrative expenses on the Company’s unaudited condensed consolidated statements of operations.

NOTE 13—OTHER SUPPLEMENTARY INFORMATION

The following table summarizes other current assets included on the Company's unaudited condensed consolidated balance sheets:

(in thousands)	September 30, 2022	December 31, 2021
Unamortized commercial insurance premiums	$3,674	$2,389
Litigation settlement receivable	2,675	—
Security deposits - real estate	1,978	1,978
Prepaid expenses	1,826	1,136
Sales tax receivable - Canada	6	4,866
Other current assets	516	680
Total	$10,675	$11,049

The following table summarizes other current liabilities included on the Company's unaudited condensed consolidated balance sheets:

(in thousands)	September 30, 2022	December 31, 2021
Short-term lease liability	$1,572	$1,606
Accrued job cost	1,318	2,433
Cloud computing software liability	692	-
Stock Compensation	418	938
Legal fees	245	113
Sales tax payable - Canada	-	5,135
Other current liabilities	385	792
Total	$4,630	$11,017

The following table summarizes other long-term assets included on the Company's unaudited condensed consolidated balance sheets:

(in thousands)	September 30, 2022	December 31, 2021
Right-of-use lease assets	$3,738	$1,527
Equity method investment in RCC	1,848	2,521
Unamortized Debt Issuance Cost	1,223	1,509
Unamortized cloud computing software	757	—
Other long-term assets	166	155
Total	$7,732	$5,712

The following table summarizes other long-term liabilities included on the Company's unaudited condensed consolidated balance sheets:

(in thousands)	September 30, 2022	December 31, 2021
Long-term lease liability	$2,582	$511
Liability for uncertain tax positions	1,102	1,136
Other long-term liabilities	756	-
Total	$4,440	$1,647

NOTE 14—SUBSEQUENT EVENTS

The Company settled a legal dispute related to the loss of a multi-year contract against a former Company executive and current competitor. The former Company executive was hired by the competitor and breached a non-compete agreement. The legal settlement resulted in $2.7 million and was included on the income statement as other income for the third quarter of 2022. The Company collected the $2.7 million in cash related to the settlement on October 13, 2022. The $2.7 million settlement was used to pay a portion of the Revolving Credit Facility in the fourth quarter of 2022.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q and its exhibits contain or incorporate by reference various forward-looking statements that express a belief, expectation or intention or are otherwise not statements of historical fact. Forward-looking statements generally use forward-looking words, such as “may,” “will,” “could,” “should,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast” and other words that convey the uncertainty of future events or outcomes. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. Investors should not place undue reliance on any of these forward-looking statements. Except as required by law, we undertake no obligation to further update any such statements, or the risk factors described in our 2021 Report under the heading “Part I—Item 1A. Risk Factors,” to reflect new information, the occurrence of future events or circumstances or otherwise. The forward-looking statements in this Form 10-Q do not constitute guarantees or promises of future performance. Forward-looking statements may include information concerning the following, among other items:

●	implementation of our liquidity plan and our ability to continue as a going concern;
●	our ability to make interest and principal payments on our debt and satisfy the amended financial and other covenants contained in our debt facilities, as well as our ability to engage in certain transactions and activities due to limitations and covenants contained in such facilities;
●	our ability to generate sufficient cash resources to continue funding operations, including investments in working capital required to support growth-related commitments that we make to our customers, and the possibility that we may be unable to obtain any additional funding as needed or incur losses from operations in the future;
●	exposure to market risks from changes in interest rates, including changes to or replacement of the LIBOR;
●	our ability to obtain adequate surety bonding and letters of credit;
●	our ability to maintain effective internal control over financial reporting and disclosure controls and procedures;
●	our ability to attract and retain qualified personnel, skilled workers, and key officers;
●	failure to successfully implement or realize our business strategies, plans and objectives of management, and liquidity, operating and growth initiatives and opportunities, including any expansion into new markets, and our ability to identify potential candidates for, and consummate, acquisition, disposition, or investment transactions;
●	the loss of one or more of our significant customers;
●	our competitive position;
●	market outlook and trends in our industry, including the possibility of reduced investment in, or increased regulation of, nuclear power plants and declines in public infrastructure construction and reductions in government funding, including funding by state and local agencies;
●	costs exceeding estimates we use to set fixed-price contracts;
●	harm to our reputation or profitability due to, among other things, internal operational issues, poor subcontractor performances or subcontractor insolvency;
●	potential insolvency or financial distress of third parties, including our customers and suppliers;
●	our contract backlog and related amounts to be recognized as revenue;
●	our ability to maintain our safety record, the risks of potential liability and adequacy of insurance;
●	adverse changes in our relationships with suppliers, vendors, and subcontractors, including increases in cost, disruption of supply or shortage of labor, freight, equipment or supplies, including as a result of the COVID-19 pandemic, geopolitical conditions and other economic factors;
●	compliance with environmental, health, safety and other related laws and regulations, including those related to climate change;
●	limitations or modifications to indemnification regulations of the U.S.;
●	our expected financial condition, future cash flows, results of operations and future capital and other expenditures;
●	the impact of unstable market and economic conditions on our business, financial condition and stock price, including inflationary cost pressures, supply chain disruptions and constraints, labor shortages, the effects of the Ukraine-Russia conflict and a possible recession;
●	our ability to meet publicly announced guidance or other expectations about our business, key metrics and future operating results;
●	the impact of the COVID-19 pandemic on our business, results of operations, financial condition, and cash flows, including global supply chain disruptions and the potential for additional COVID-19 cases to occur at our active or future job sites, which potentially could impact cost and labor availability;
●	information technology vulnerabilities and cyberattacks on our networks;

●	our failure to comply with applicable laws and regulations, including, but not limited to, those relating to privacy and anti-bribery;
●	our ability to successfully implement our new enterprise resource planning (ERP) system;
●	our participation in multiemployer pension plans;
●	the impact of any disruptions resulting from the expiration of collective bargaining agreements;
●	the impact of natural disasters, which may worsen or increase due to the effects of climate change and other severe catastrophic events;
●	the impact of corporate citizenship and environmental, social and governance matters;
●	the impact of changes in tax regulations and laws, including future income tax payments and utilization of net operating loss and foreign tax credit carryforwards;
●	volatility of the market price for our common stock;
●	our ability to maintain our stock exchange listing;
●	the effects of anti-takeover provisions in our organizational documents and Delaware law;
●	the impact of future offerings or sales of our common stock on the market price of such stock;
●	the potential impact of activist stockholder actions;
●	expected outcomes of legal or regulatory proceedings (whether claims made by or against us) and their anticipated effects on our results of operations; and
●	any other statements regarding future growth, future cash needs, future operations, business plans and future financial results.

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

The following discussion provides an analysis of the results of continuing operations, an overview of our liquidity and capital resources and other items related to our business. Unless otherwise specified, the financial information and discussion in this Form 10-Q are as of and for the three and nine months ended September 30, 2022 and are based on our continuing operations; they exclude any results of our discontinued operations. Please refer to “Note 5—Changes in Business” to the unaudited condensed consolidated financial statements included in this Form 10-Q for additional information on our discontinued operations.

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

The following tables summarize our backlog:

(in thousands)	September 30, 2022	December 31, 2021
Cost plus	$313,022	$559,417
Lump sum	39,701	72,276
Total	$352,723	$631,693

(in thousands)	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Backlog - beginning of period	$234,303	$631,693
New awards	158,960	214,480
Adjustments and cancellations, net	16,145	(311,147)
Revenue recognized	(56,685)	(182,303)
Backlog - end of period	$352,723	$352,723

Total backlog as of September 30, 2022 was $352.7 million, compared with $631.7 million on December 31, 2021, a decrease of $279.0 million, which was primarily driven by the loss of a multi-year contract within the nuclear decommissioning market in February 2022, contributing to a loss of approximately $374.6 million in backlog for the years 2022 through 2029. We estimate that $168.2 million, or 47.7% of total backlog on September 30, 2022, will be converted to revenue within the next twelve months and $64.5 million, or 18.3% of total backlog, will be converted to revenue within the remainder of the fiscal year. As of December 31, 2021, we estimated that approximately $157.2 million of our year-end backlog, as adjusted for the loss of the multi-year contract in February 2022, would be converted to revenue during 2022. Please refer to Item 1, Business under “Backlog” and “Note 17—Subsequent Events” included in the 2021 Report for additional information.

Results of Operations

The following summary and discussion of our results of operations is based on our continuing operations and excludes any results of our discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Revenue	$56,685	$73,351	$182,303	$225,773
Cost of revenue	55,936	66,590	173,564	203,561
Gross profit	749	6,761	8,739	22,212

Selling and marketing expenses	322	267	1,054	709
General and administrative expenses	6,657	4,248	19,022	16,931
Depreciation and amortization expense	61	50	173	137
Total operating expenses	7,040	4,565	20,249	17,777

Operating income (loss)	(6,291)	2,196	(11,510)	4,435

Interest expense, net	1,485	1,227	3,965	3,733
Other (income) expense, net	(11,114)	181	(11,533)	(1,411)
Income (loss) from continuing operations before income tax	3,338	788	(3,942)	2,113
Income tax expense (benefit)	(272)	(6)	(214)	256
Income (loss) from continuing operations	$3,610	$794	$(3,728)	$1,857

Revenue for the three months ended September 30, 2022 decreased $16.7 million, or 22.7%, compared with the corresponding period in 2021. This decrease was primarily related to lost nuclear decommissioning projects, resulting in a $13.5 million reduction in revenue, the Company exiting the Canadian nuclear market, contributing to a $9.0 million reduction in revenue and a reduction in volume related to our United States nuclear market of $4.0 million compared to the corresponding period in 2021. These declines were partially offset by increased volume in the Company’s transmission and distribution businesses by $4.1 million, water business by $2.1 million, chemical business by $2.1 million and fossil business by $1.2 million.

Revenue for the nine months ended September 30, 2022 decreased $43.5 million, or 19.3%, compared with the corresponding period in 2021. This decrease was primarily related to lost nuclear decommissioning projects, resulting in a $29.0 million reduction, the Company exiting the Canadian nuclear market, contributing to a $23.0 million reduction and a $22.7 million reduction largely driven by the timing of a nuclear outage compared to the corresponding period in 2021. These declines were partially offset by a $5.1 million year-over-year increase with several key customers in our nuclear market, a $4.8 million increase in our chemical market, a $13.0 million increase in our water business and growth in our transmission and distribution businesses contributing to $5.3 million.

Gross profit for the three months ended September 30, 2022 decreased by $6.0 million, or 88.9%, compared with the corresponding period in 2021, while gross margin declined to 1.3% from 9.2%. The decrease in gross profit reflects start-up costs relating to our transmission and distribution markets and the impact of additional losses on certain lump sum projects in our Florida water markets. We anticipate that these projects will continue to generate revenues with no associated profits until completion in the third quarter of 2023. Excluding the impact relating to start-up costs in the transmission and distribution markets and the lump sum projects in the water market for which losses were incurred, the Company would have realized a gross margin of 9.7% rather than 1.3%.

Gross profit for the nine months ended September 30, 2022 decreased by $13.5 million, or 60.7%, compared with the corresponding period in 2021, while gross margin declined to 4.8% from 9.8%. The decrease in gross profit reflects start-up costs relating to our entry into the transmission and distribution markets and the impact of additional losses on certain lump sum projects in our Florida water markets. We anticipate that these projects will continue to generate revenues with no associated profits until completion in the third quarter of 2023. Excluding the impact relating to start-up costs in the transmission and distribution markets and the lump sum projects in the water market for which losses were incurred, the Company would have realized a gross margin of 10.9% rather than 4.8%.

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

(in thousands)	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Revenue	$56,685	$182,303
Cost of revenue	55,936	173,564

Gross profit	749	8,739
Gross margin	1.3%	4.8%

Minus: revenue from transmission and distribution start-up business	(2,900)	(5,440)
Minus: revenue from Florida lump sum water projects	(3,322)	(16,995)
Minus: total revenue deducted	(6,222)	(22,435)

Minus: cost of revenue from transmission and distribution start-up business	(3,622)	(8,947)
Minus: cost of revenue from the Florida lump sum water projects	(6,759)	(22,178)
Minus: total cost of revenue deducted	(10,381)	(31,125)

Adjusted revenue	50,463	159,868
Adjusted cost of revenue	45,555	142,439
Adjusted gross profit	$4,908	$17,429
Adjusted gross profit margin	9.7%	10.9%

The Company recorded an operating loss for the three months ended September 30, 2022 of $6.3 million compared to operating income of $2.2 million for the corresponding period in 2021. This operating loss was primarily related to the decrease of gross profits due to the start-up costs in the energy transmission and distribution markets and the non-profitable lump sum projects in our water market. These losses were coupled with operating costs related to general and administrative expenses (see below).

The Company recorded an operating loss for the nine months ended September 30, 2022 of $11.5 million compared to operating income of $4.4 million for the corresponding period in 2021. This operating loss was primarily due to the decrease in gross profits due to the start-up costs in the energy transmission and distribution markets and the non-profitable lump sum projects in our water market. These losses were coupled with operating costs related to general and administrative expenses (see below).

General and Administrative Expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Employee-related expenses	$2,740	$1,946	$8,469	$8,916
Stock-based compensation expense	543	1,119	1,120	2,579
Professional fees	1,499	(10)	4,443	1,876
Other expenses	1,875	1,193	4,990	3,560
Total	$6,657	$4,248	$19,022	$16,931

Total general and administrative expenses for the three months ended September 30, 2022 increased $2.4 million, or 56.7%, compared with the corresponding period in 2021. The increase was largely driven by a $1.4 million increase in professional fees involving legal expenses, a $1.0 million increase largely driven by the reversal of short-term incentives not achieving targets in 2021 and a $0.6 million increase in other expenses related to computer software and subscription costs. These increased costs were partially offset by a $0.6 million decrease in stock-based compensation involving forfeitures of previously-granted equity awards and adjustments related to performance objectives.

Total general and administrative expenses for the nine months ended September 30, 2022 increased $2.1 million, or 12.4% compared with the corresponding period in 2021. The increase was largely driven by a $2.6 million increase in professional fees involving legal expenses and a $1.4 million increase in other expenses related to software and subscriptions costs. These increased costs were partially offset by a $1.5 million decrease in stock-based compensation involving forfeitures and adjustments related to performance objectives and a $0.4 million reduction in employee-related costs for salaries.

Total Other (Income) Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Interest expense, net	$1,485	$1,227	$3,965	$3,733
Other (income) expense, net	(11,114)	181	(11,533)	(1,411)
Total	$(9,629)	$1,408	$(7,568)	$2,322

Total other income, net, for the three months ended September 30, 2022 increased $11.0 million compared with the corresponding period in 2021. The increase was primarily driven by an $8.1 million settlement of an arbitration proceeding related to the restatement of the Company’s financial statements in 2017 for the 2012 to 2014 period, coupled with a $2.7 million settlement related to a former executive and his employer. Additionally, the Company had $0.7 million decrease in other expenses related to a lease impairment and other small miscellaneous expenses compared with the corresponding period in 2021. The increase was partially offset by a $0.3 million increase in interest expense related to interest rate increases on our borrowings and a $0.2 million reduction in joint venture earnings due to lower volume as construction activities for Plant Vogtle move closer to completion.

Total other income, net, for the nine months ended September 30, 2022 increased $9.9 million compared with the corresponding period in 2021. The increase was primarily driven by an $8.1 million settlement of an arbitration proceeding related to the restatement of the Company’s financial statements in 2017 for the 2012 to 2014 period, coupled with a $2.7 million settlement related to a former executive and his employer. These awards were partially offset by a $0.2 million increase in interest expense related to interest rate increases on our borrowings and a $0.6 million reduction in joint venture earnings due to lower volume as construction activities for Plant Vogtle move closer to completion.

For additional information about the arbitration and legal settlements, please refer to “Note 9—Debt” and “Note 14—Subsequent Events” to the unaudited condensed consolidated financial statements included in this Form 10-Q.

Income Tax Expense

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Income tax expense (benefit)	$(272)	$(6)	$(214)	$256

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

For the three months ended September 30, 2022, the Company recorded income tax benefit from continuing operations of $0.3 million, or (8.2)% of pretax income from continuing operations, compared with income tax benefit from continuing operations of $0.01 million, or (0.8)% of pretax income from continuing operations, in the corresponding period of 2021. For the nine months ended September 30, 2022, the Company recorded income tax benefit from continuing operations of $0.2 million, or 5.4% of pretax loss from continuing operations, compared with income tax expense from continuing operations of $0.3 million, or 12.1% of pretax income from continuing operations, in the corresponding period of 2021.

The $0.3 million decrease in income tax provision from continuing operations for the three months ended September 30, 2022 compared with the corresponding period in 2021 was primarily related to a $0.6 million decrease in the Canadian income tax provision, partially offset by a $0.3 million decrease in the U.S. income tax benefit related to the indefinite lived deferred tax assets. The $0.5 million decrease in income tax provision from continuing operations for the nine months ended September 30, 2022, compared with the corresponding period in 2021, was primarily related to a $0.7 million decrease in the Canadian income tax provision, partially offset by a $0.2 million decrease in the U.S. income tax benefit related to the indefinite lived deferred tax assets.

Discontinued Operations

See “Note 5—Changes in Business” to the unaudited condensed consolidated financial statements included in this Form 10-Q for information regarding discontinued operations.

Liquidity and Capital Resources

During the nine months ended September 30, 2022, our principal sources of liquidity were borrowings under the Revolving Credit Facility and effective management of our working capital. Our principal uses of cash were to pay for customer contract-related material, labor and subcontract labor, operating expenses, principal payments on the Term Loan and interest expense on the Term Loan and the Revolving Credit Facility. See discussion in “Note 9—Debt” to the unaudited condensed consolidated financial statements included in this Form 10-Q for additional information about the Term Loan and the Revolving Credit Facility.

Net Cash Flows

Our net consolidated cash flows, including cash flows related to discontinued operations, consisted of the following:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Cash flows provided by (used in):
Operating activities	$(5,464)	$(8,766)
Investing activities	(536)	(537)
Financing activities	4,671	3,031
Effect of exchange rate changes on cash	(140)	112
Net change in cash, cash equivalents and restricted cash	$(1,469)	$(6,160)

Cash and Cash Equivalents

As of September 30, 2022, our operating unrestricted cash and cash equivalents decreased $1.5 million to $1.0 million from $2.5 million as of December 31, 2021. As of September 30, 2022, $0.4 million of operating cash was held in U.S. bank accounts and $0.6 million was held in Canada. Total liquidity (the sum of unrestricted cash and availability under the Revolving Credit Facility) was $7.3 million at the end of the third quarter of 2022.

Operating Activities

Cash flows from operating activities result primarily from earnings sources and are affected by changes in operating assets and liabilities, which consist primarily of working capital balances related to our projects. For the nine months ended September 30, 2022, cash used in operating activities totaled $5.5 million, a decrease in cash used of $3.4 million compared to the corresponding period in 2021. The cash used in operating activities was primarily due to a $3.2 million net loss, $2.6 million increase to accounts receivable, a $1.0 million decrease to accounts payable and a $2.2 million increase to other assets, partially offset by a $2.6 million decrease to contract assets and a $1.1 million increase to stock-compensation costs for the nine months ended September 30, 2022.

Investing Activities

Cash flows from investing activities were insignificant for the nine months ended September 30, 2022, consistent with the corresponding period in 2021.

Financing Activities

For the nine months ended September 30, 2022, net cash provided by financing activities of $4.7 million was primarily composed of cash provided by our borrowings exceeding our repayments under the Revolving Credit Facility by $13.9 million, partially offset by an $8.8 million payment on our Term Loan, a $0.2 million payment related to the amendment of our Term Loan and Revolving Credit Facility and approximately $0.2 million for payment of statutory taxes related to stock-based compensation. The $8.8 million principal payment included an $8.1 million prepayment related to cash awarded to the Company from settlement of an arbitration proceeding.

During the first nine months ended September 30, 2021, net cash provided by financing activities of $3.0 million was primarily due to cash provided by our borrowings under the Revolving Credit Facility exceeding our repayments from customer cash receipts by $4.3 million, which was partially offset by cash used in connection with our stock-based awards for payments of statutory taxes of $0.5 million and a $0.8 million principal payment we made on the Term Loan.

For additional information about the settlement of the arbitration and amendment fee, please refer to “Note 9—Debt” to the unaudited condensed consolidated financial statements included in this Form 10-Q

Effect of Exchange Rate Changes on Cash

For both the nine months ended September 30, 2022 and 2021, the effect of Canadian foreign exchange rate changes on our cash balances was not material.

Dividends

We do not currently anticipate declaring dividends in the near future. As of September 30, 2022, the terms of the Term Loan and Revolving Credit Facility restricted our ability to pay dividends. In addition, the timing and amounts of any dividends would be subject to determination and approval by our Board of Directors.

Liquidity Outlook

The accompanying financial statement have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We anticipate we will continue to experience periodic constraints on our liquidity as a result of the cash flow requirements of specific projects through the third quarter 2023, and we are taking steps expected to strengthen operating results in order to improve our liquidity. Such constraints on our liquidity negatively affected our ability to remain in compliance with our debt covenants, and, accordingly, in August 2022, we entered the Term Loan Amendment and the Revolving Credit Amendment to revise certain terms contained in the Term Loan Agreement and the Revolving Credit Agreement, respectively, including, among other things, certain relevant financial covenants. Effective as of June 30, 2022, the Term Loan Amendment, among other things, amended and increased the Total Leverage Ratio (as defined in the Term Loan Agreement) for certain periods and amended the calculation of Consolidated EBITDA (as defined in the Term Loan Agreement) to include (or “add back”) certain non-recurring losses and expenses relating to projects executed in Jacksonville, Florida, one-time costs and expenses incurred in connection with the Company’s transmission and distribution business unit start-up, and costs and expenses arising out of the Company’s litigation with a designated former executive and his employer (in each case, subject to certain specified dollar limits). The Revolving Credit Amendment, among other things, amended the calculation of EBITDA (as defined in the Revolving Credit Agreement), effective as of June 30, 2022, to include (or “add back”) certain non-recurring losses and expenses relating to projects executed in Jacksonville, Florida, one-time costs and expenses incurred in connection with the Company’s transmission and distribution business unit start-up, and costs and expenses arising out of the Company’s litigation with a designated former executive and his employer (in each case, subject to certain specified dollar limits) and permitted advances against certain eligible receivables of one of the Company’s joint ventures (also subject to specified dollar limits). We expect to maintain sufficient liquidity by managing our expenses and borrowing and repayments of our Revolving Credit Facility, as well as through implementing our liquidity plan. For additional information about our liquidity plan, please refer to “Note 2—Liquidity” to the unaudited condensed consolidated financial statements included in this Form 10-Q.

During the third and fourth quarter of 2022, the Company settled two legal claims that impacted liquidity. The first involved a cash collection in the third quarter of 2022 of an approximately $8.1 million settlement related to an arbitration proceeding against a third party in connection with the restatement of our financial statement in 2017 for the 2012 to 2014 period, which was used to partially prepay our Term Loan. The second, settled in the fourth quarter of 2022, involved litigation against a former executive and his employer that resulted with the former executive and his employer agreeing to a cash settlement of $2.7 million. The Company recognized the settlement as other income during the third quarter of 2022 and collected the $2.7 million cash settlement on October 13, 2022. The $2.7 million settlement was used to pay a portion of the Revolving Credit Facility in the fourth quarter of 2022. For additional information about the arbitration and legal settlements, please refer to “Note 9—Debt” and “Note 14—Subsequent Events” to the unaudited condensed consolidated financial statements included in this Form 10-Q.

Our continuation as a going concern is dependent upon the Company’s ability to successfully implement its liquidity plan and obtain necessary debt or equity financing to continue operations until we return to generating positive cash flow. A high percentage of our cost of service comes from weekly craft labor payrolls, and the lag between incurrence of those payrolls and the subsequent collection of customer billings results in negative cash flows for that time period. Although we utilize the Revolving Credit Facility to address those time period negative cash flows, contract terms restricting customer invoicing frequency, delays in customer payments, and underlying surety bonds negatively impact our available borrowing base. Although these factors, among others, raise substantial doubt about our ability to continue as a going concern, we believe that we have sufficient resources to satisfy our working capital requirements through the next 12 months and our long-term liquidity needs and foreseeable material cash requirements, as we strategically use our $30.0 million borrowing availability under our Revolving Credit Facility and implement our liquidity plan. A variety of factors can affect our short- and long-term liquidity, which impact could be material, including, but not limited to: cash for operations; matters relating to our contracts, including contracts billed based on milestones that may require us to incur significant expenditures prior to collections from our customers and others that allow for significant upfront billing at the beginning of a project, which temporarily increases liquidity in the near term; the outcome of potential contract disputes, which may be significant; payment collection issues, including those caused by economic slowdowns or other factors which can lead to credit deterioration of our customers; required payments on the Term Loan and the Revolving Credit Facility and on our operating and finance leases; pension obligations requiring annual contributions to multiemployer pension plans; insurance coverage for contracts that require us to indemnify third parties; and issuances of letters of credit. We believe that, in conjunction with executing our liquidity plan, we have adequate sources of liquidity to meet our long-term liquidity needs of developing key management and craft personnel, enhancing our services to meet new opportunities and obtaining the amount of capital needed to drive our long-term growth initiatives of attracting new customers and expanding our market reach. In the event that we are unable to address any potential liquidity shortfalls that may arise in the future, management will need to seek additional funding, which may not be available on reasonable terms, if at all.

While management believes its liquidity plan alleviates the substantial doubt regarding the Company’s ability to continue as a going concern during the ensuing twelve-month period, the Company cannot provide any assurance that it will be able to implement its liquidity plan successfully or, even if successfully implemented, that the plan will ultimately result in the Company continuing as a going concern. In addition, the Company could be unable to meet its obligations under its existing indebtedness, including failing to comply with any of its covenants. If any such failures are not waived by the Company’s lenders, it would result in an event of default under such indebtedness and the potential acceleration of outstanding indebtedness thereunder and the potential foreclosure on the collateral securing such debt, and would likely cause a cross-default under the Company’s other outstanding indebtedness. If the liquidity plan does not have the intended effect, the Company may need to seek relief from the Company’s lenders or take steps to raise additional capital, such as selling equity or debt securities or entering into additional borrowing arrangements, to sustain operations, which may not be available on favorable terms, or at all, in which case the Company will be required to pursue other alternatives, which may include selling assets, selling or merging its business, ceasing operations or filing a petition for bankruptcy (either liquidation or reorganization) under applicable bankruptcy laws.

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

As of September 30, 2022, we had a contingent liability for issued and outstanding standby letters of credit, generally issued to secure performance on customer contracts. As of September 30, 2022, we had $0.5 million outstanding letters of credit under the Revolving Credit Facility sublimit and $0.4 million of outstanding cash collateralized standby letters of credit pursuant to a prior revolving credit facility with Wells Fargo Bank, National Association, and there were no amounts drawn upon these letters of credit. In addition, as of September 30, 2022, we had outstanding surety bonds of $65.6 million. Our subsidiaries also provide financial guarantees for certain contractual obligations in the ordinary course of business.

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

Item 4.     Controls and Procedures.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, under the supervision of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Solely as a result of the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective. However, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, notwithstanding the identified material weaknesses in our internal control over financial reporting, the financial statements in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting. We have determined that we did not design and maintain effective user access controls to adequately restrict user access and the ability to modify financial data within certain financial applications, including ensuring appropriate segregation of duties relating to the preparation and review of journal entries in these financial applications. As part of closing our books for the second quarter of 2022, we identified immaterial errors that indicated an additional deficiency existed in the Company’s internal control over financial reporting. Specifically, we did not have controls designed effectively for the secondary review and approval of certain expenses. The foregoing control deficiencies did not result in a misstatement of the Company’s annual or interim consolidated financial statements. However, these control deficiencies could have resulted in misstatements of interim or annual consolidated financial statements and disclosures that may have been material. Therefore, management has concluded that: (1) each of the above control deficiencies constitutes a material weakness; and (2) in turn, the Company did not maintain effective internal control over financial reporting as of September 30, 2022.

Management’s Plan to Remediate the Material Weakness

Management has evaluated the user access controls material weakness described above and is in the process of updating its design and implementation of internal control over financial reporting to remediate that material weakness and enhance the Company’s internal control environment. However, the implemented and enhanced controls have not operated for a sufficient period of time to demonstrate that the material weakness was remediated as of September 30, 2022. Having identified the material weakness relating to the secondary review and approval of certain expenses described above, we will promptly be initiating a review and process to remediate such deficiency. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures.

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

Part II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information included under “Litigation and Claims” in “Note 11—Commitments and Contingencies” to the unaudited condensed consolidated financial statements in this Form 10-Q is incorporated by reference into this Item.

Item 1A.	Risk Factors.

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition, and results of operations, and you should carefully consider them. There have not been any material changes to our risk factors from those reported in our 2021 Report, except as set forth below.

Our ability to continue to operate as a going concern depends on our ability to successfully implement our liquidity plan and, if necessary, raise additional capital in the future.

Our ability to continue as a going concern is dependent on our ability to successfully implement our liquidity plan, as further described in “Note 2—Liquidity” to the unaudited condensed consolidated financial statements included in this Form 10-Q. While management believes its liquidity plan alleviates the substantial doubt regarding the Company’s ability to continue as a going concern during the ensuing twelve-month period, the Company cannot provide any assurance that it will be able to implement its liquidity plan successfully or, even if successfully implemented, that the plan will ultimately result in the Company continuing as a going concern. In addition, the Company could be unable to meet its obligations under its existing indebtedness, including failing to comply with any of its covenants. If any such failures are not waived by the Company’s lenders, it would result in an event of default under such indebtedness and the potential acceleration of outstanding indebtedness thereunder and the potential foreclosure on the collateral securing such debt, and would likely cause a cross-default under the Company’s other outstanding indebtedness.

If the liquidity plan does not have the intended effect, the Company may need to seek relief from the Company’s lenders or take steps to raise additional capital, such as selling equity or debt securities or entering into additional borrowing arrangements, to sustain operations, which may not be available on favorable terms, or at all, in which case the Company will be required to pursue other alternatives, which may include selling assets, selling or merging its business, ceasing operations or filing a petition for bankruptcy (either liquidation or reorganization) under applicable bankruptcy laws.

To the extent we cannot alleviate the substantial doubt about our ability to continue as a going concern, it may also have the effect of heightening many of the other risks set forth in Item 1A “Risk Factors” 2021 Report.

Item 6.	Exhibits.
Exhibit	Description
10.1

First Amendment to Term Loan, Guarantee and Security Agreement, dated as of June 30, 2022, by and among Williams Industrial Services Group Inc., Williams Industrial Services Group, L.L.C., Williams Industrial Services, LLC, Williams Specialty Services, LLC, Williams Plant Services, LLC, Williams Global Services, Inc., and Construction & Maintenance Professionals, LLC, as borrowers, Global Power Professional Services Inc., GPEG, LLC, Steam Enterprises LLC, WISG Canada Ltd., WISG Nuclear Ltd., and WISG Electrical Ltd., as guarantors, and EICF Agent LLC, as agent, and the lenders party thereto (filed as Exhibit 10.2 to our Form 10-Q filed with the SEC on August 11, 2022 and incorporated herein by reference).

10.2*

First Amendment to Revolving Credit and Security Agreement, dated as of August 3, 2022, by and among Williams Industrial Services Group Inc., Williams Industrial Services Group, L.L.C., Williams Industrial Services, LLC, Williams Specialty Services, LLC, Williams Plant Services, LLC, Williams Global Services, Inc., and Construction & Maintenance Professionals, LLC, as borrowers, Global Power Professional Services Inc., GPEG, LLC, Steam Enterprises LLC, WISG Canada Ltd., WISG Nuclear Ltd. and WISG Electrical Ltd., as guarantors, and PNC Bank, National Association, as agent, and the lenders party thereto (filed as Exhibit 10.3 to our Form 10-Q filed with the SEC on August 11, 2022 and incorporated herein by reference).

10.3*

Second Amendment, Joinder and Waiver to Revolving Credit and Security Agreement, dated as of October 7, 2022, by and among Williams Industrial Services Group Inc., Williams Industrial Services Group, L.L.C., Williams Industrial Services, LLC, Williams Specialty Services, LLC, Williams Plant Services, LLC, Williams Global Services, Inc., Construction & Maintenance Professionals, LLC, and WISG Electrical, LLC, as borrowers, Global Power Professional Services Inc., GPEG, LLC, Steam Enterprises LLC, WISG Canada Ltd., WISG Nuclear Ltd. and WISG Electrical Ltd., as guarantors, and PNC Bank, National Association, as agent, and the lenders party thereto.♦

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
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended  September 30, 2022, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statements of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.♦

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).♦

♦ Filed herewith.

* Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Registration S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS INDUSTRIAL SERVICES GROUP INC.

Date: November 14, 2022	By:	/s/ Damien A. Vassall
Damien A. Vassall
Vice President, Chief Financial Officer (Duly authorized officer and principal financial and accounting officer of the registrant)