Form 10-K
period 2022-12-31
Williams Industrial Services Group Inc.
filed 2023-03-31
CIK 1136294

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ◻

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

As of July 1, 2022, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $23,197,687 (based upon the closing price on July 1, 2022 of $1.34 per share).

As of March 27, 2023, there were 27,058,317 shares of common stock of Williams Industrial Services Group Inc. outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of the Form 10‑K to the extent stated herein. The Proxy Statement or an amended report on Form 10‑K will be filed within 120 days of the registrant’s year ended December 31, 2022.

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

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2022 (this “Form 10-K”) and its exhibits contain or incorporate by reference various forward-looking statements that express a belief, expectation or intention or are otherwise not statements of historical fact. Forward-looking statements generally use forward-looking words, such as “may,” “will,” “could,” “should,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast” and other words that convey the uncertainty of future events or outcomes. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. Investors should not place undue reliance on any of these forward-looking statements.

The forward-looking statements in this filing do not constitute guarantees or promises of future performance. The following important factors could cause actual outcomes and results to differ materially from those expressed in our forward-looking statements:

●	our ability to continue to implement our liquidity improvement plan and to continue as a going concern;
●	our level of indebtedness and our ability to make interest and principal payments on our debt and satisfy the amended financial and other covenants contained in our amended debt facilities, as well as our ability to engage in certain transactions and activities due to limitations and covenants contained in such facilities;
●	our ability to generate sufficient cash resources to continue funding operations, including investments in working capital required to support growth-related commitments that we make to our customers, and the possibility that we may be unable to obtain any additional funding as needed or incur losses from operations in the future;
●	the results of our ongoing strategic alternatives review process;
●	our ability to obtain adequate surety bonding and letters of credit;
●	our ability to maintain effective internal control over financial reporting and disclosure controls and procedures in the future;
●	our ability to attract and retain qualified personnel, skilled workers, and key officers;
●	failure to successfully implement or realize our business strategies, plans and objectives of management, and liquidity, operating and growth initiatives and opportunities, including any expansion into new markets, and our ability to identify potential candidates for, and consummate, acquisition, disposition, or investment transactions (including any that may result from our review of strategic alternatives);
●	the loss of one or more of our significant customers;
●	our competitive position;
●	market outlook and trends in our industry, including the possibility of reduced investment in, or increased regulation of, nuclear power plants and declines in public infrastructure construction and reductions in government funding, including funding by state and local agencies;
●	costs exceeding estimates we use to set fixed-price contracts;
●	harm to our reputation or profitability due to, among other things, internal operational issues, poor subcontractor performance or subcontractor insolvency;
●	potential insolvency or financial distress of third parties, including our customers and suppliers;
●	our contract backlog and related amounts to be recognized as revenue;
●	our ability to maintain our safety record, the risks of potential liability and adequacy of insurance;
●	adverse changes in our relationships with suppliers, vendors, and subcontractors, including increases in cost, disruption of supply or shortage of labor, freight, equipment or supplies, including as a result of the COVID-19 pandemic, geopolitical conditions and other economic factors;
●	compliance with environmental, health, safety and other related laws and regulations, including those related to climate change;
●	limitations or modifications to indemnification regulations of the U.S.;
●	our expected financial condition, future cash flows, results of operations and future capital and other expenditures;
●	the impact of unstable market and economic conditions on our business, financial condition and stock price, including inflationary cost pressures, supply chain disruptions and constraints, labor shortages, the effects of the Ukraine-Russia conflict and ongoing impact of COVID-19, and a possible recession;
●	our ability to meet publicly announced guidance or other expectations about our business, key metrics and future operating results;
●	information technology vulnerabilities and cyberattacks on our networks;
●	our failure to comply with applicable laws and regulations, including, but not limited to, those relating to privacy and anti-bribery;

●	our ability to successfully implement our new enterprise resource planning (ERP) system;
●	our participation in multiemployer pension plans;
●	the impact of any disruptions resulting from the expiration of collective bargaining agreements;
●	the impact of natural disasters, which may be exacerbated as a result of climate change, and other severe catastrophic events;
●	the impact of corporate citizenship and environmental, social and governance matters;
●	the impact of changes in tax regulations and laws, including future income tax payments and utilization of net operating loss and foreign tax credit carryforwards;
●	volatility of the market price for our common stock;
●	our ability to maintain our stock exchange listing;
●	the effects of anti-takeover provisions in our organizational documents and Delaware law;
●	the impact of future offerings or sales of our common stock on the market price of such stock;
●	the potential impact of activist stockholder actions;
●	expected outcomes of legal or regulatory proceedings (whether claims made by or against us) and their anticipated effects on our results of operations; and
●	any other statements regarding future growth, future cash needs, future operations, business plans and future financial results.

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

Some of the market and industry data contained in this Form 10-K is based on independent industry publications or other publicly available information. Although we believe that these independent sources are relevant and reliable, we have not independently verified and cannot assure you as to the accuracy or completeness of this information. As a result, you should be aware that the market and industry data contained herein, and our beliefs and estimates based on such data, may not be reliable.

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

Our Strategy

Beginning in 2016, we shifted our strategy to become a preferred provider of construction, maintenance, and specialty infrastructure services, to exit all product manufacturing businesses and to use the proceeds from the sales to reduce and restructure our term debt, and during 2018, we completed the restructuring of our Company and began expanding our services. This resulted in us selling our wholly owned subsidiaries, Hetsco Holdings, Inc. and Hetsco, Inc. in January 2017 and our Mechanical Solutions segment and liquidating, in a Chapter 7 bankruptcy process, the entity comprising the Electrical Solutions segment in 2017 and 2018, respectively. The Mechanical Solutions and Electrical Solutions segments qualified as discontinued operations for all periods presented. This allowed us to review financial information presented on a company-wide basis as a single reporting segment which is comprised of Williams Industrial Services Group, LLC and related subsidiaries (collectively, the “Williams business”). Unless otherwise specified, the financial information and discussion in this Form 10-K are based on our continuing operations (previously referred to as our Services segment); they exclude any results of our discontinued operations. Please refer to “Note 5—Changes in Business” to the consolidated financial statements included in this Form 10-K for additional information.

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

On December 16, 2020, we entered into new credit facilities which included senior secured term loan facilities in an aggregate principal amount of up to $50.0 million (collectively, the “Term Loan”), consisting of a $35.0 million closing date term loan facility and up to $15.0 million of borrowing under a delayed draw term loan facility with EICF Agent LLC (“EICF”), an affiliate of Energy Impact Partners, as agent, and CION Investment Corporation as lender and co-lead arranger, and the other lenders party thereto, and a senior secured asset-based revolving line of credit of up to $30.0 million (the “Revolving Credit Facility”) with PNC Bank, National Association ("PNC"), which refinanced and replaced our previous credit facilities. The original delayed draw term loan facility expired in June 2022. The Term Loan and the Revolving Credit Facility mature on December 16, 2025. In connection with the refinancing, the Company repaid the outstanding balance of the prior facilities and all interest in full. For additional information, please refer to “Note 11—Debt” to the consolidated financial statements included in this Form 10-K.

During November 2021, we changed our corporate management structure in an effort to reinforce our customer focus and strengthen operations, and, among other changes, added a Chief Operating Officer and a Vice President of Safety. Our Chief Financial Officer was appointed Chief Operating Officer and our Corporate Controller was appointed Chief Financial Officer. Additionally, in 2022, the Company promoted its Senior Vice President of Energy and Industrial to Executive Vice President of Business Development. We are enhancing our management methods to provide additional process capabilities and focus on customer relations and sales.

In early 2022, we lost a major contract with a customer in Canada, and as a result, we exited the Canadian market. This customer contributed 12% of our revenue and approximately 15% of our gross margin in 2021. In addition, in February 2022, we lost a major multi-year contract with a customer within the nuclear decommissioning market contributing to a loss of approximately $374.6 million in backlog for the years 2022 through 2029. We continue to target other growth opportunities within our end markets with greater customer focus and strengthened operational effectiveness. This loss was not a result of performance and does not diminish the Company’s ability to serve its customers.  Please refer to Item 1. Business under “Backlog” included in this Form 10-K for additional information.

In the third quarter of 2022, management assessed the Company’s financial condition, resulting in the Company developing a liquidity plan to alleviate the substantial doubt about the Company’s ability to continue as a going concern during 2023. Further, as a result of the Company being unable to comply with its debt covenants and in an effort to address its liquidity constraints, the Company amended its Term Loan and Revolving Credit Facility and entered into two unsecured promissory notes (the “Wynnefield Notes”) in favor of Wynnefield Partners Small Cap Value, LP and Wynnefield Partners Small Cap Value, LP I (collectively, the “Wynnefield Lenders”) during the first quarter of 2023.

In addition, we have engaged an investment banking firm to explore a range of strategic alternatives for the Company to maximize shareholder value, which could include a potential sale. We have not set a timetable for the conclusion of this review, nor made decisions related to further actions or possible strategic alternatives. There can be no assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction, or that any strategic alternative identified, evaluated and consummated will provide the anticipated benefits or otherwise preserve or enhance stockholder value. If the Company’s liquidity improvement plan and the January 9, 2023 and February 24, 2023 amendments to the Term Loan and the Revolving Credit Facility do not have the intended effect of addressing the Company’s liquidity problems through its review of strategic alternatives, including if the Company is unable to obtain future advances under the discretionary delayed draw term loans, the Company will continue to consider all strategic alternatives, including restructuring or refinancing its debt, seeking additional debt or equity capital, reducing or delaying the Company’s business activities and strategic initiatives, or selling assets, other strategic transactions and/or other measures, including obtaining relief under the U.S. Bankruptcy Code. The Company’s continuation as a going concern is dependent upon its ability to successfully implement its liquidity improvement plan and obtain necessary debt or equity financing to address the Company’s liquidity challenges and continue operations until the Company returns to generating positive cash flow or is otherwise able to execute on a transaction pursuant to its review of strategic alternatives, including a potential sale of the Company. For additional information, please refer to “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Note 2—Liquidity”, “Note 11—Debt” and “Note 18—Subsequent Events” to the consolidated financial statements included in this Form 10-K.

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

Our services include the following:

●	Plant Maintenance, Modification and Construction. We perform a full range of critical services, including maintenance, modification, repair and other capital project services designed to extend the life cycles of nuclear, paper, chemical, fossil fuel, industrial gas, hydro power, natural gas and other facilities for customers in energy, power and industrial end markets. The Company is in the process of exiting the chemical end market based on its underperforming chemical projects.
●	Water/Wastewater System New Installation, Expansions and Modifications. We install, maintain, and modify water and wastewater systems, including piping, pumping, storage tank and other related facilities. Due to a $6 million write-down in revenue in the fourth quarter of 2022 relating to our two largest Florida water contracts, the Company is no longer pursuing any fixed price water projects. These two projects will generate revenue without any gross margin until completion in the second and fourth quarter of 2023.
●	Painting and Coatings. We perform cleaning, surface preparation, coatings application, quality control and inspection testing on major coating projects for nuclear and fossil fuel power plants, industrial facilities, and petrochemical plants.
●	Insulation. We provide a variety of industrial insulation services, primarily in power generation installations.
●	Asbestos and Lead Abatement. We provide abatement services for the removal of asbestos and heavy metal-based coatings such as lead paint. We do not take ownership of hazardous materials and do not assume responsibility for the liability associated with the materials other than for our actions meeting applicable statutory and regulatory requirements.
●	Roofing Systems. We replace, repair and upgrade industrial facility roofing systems, primarily at pulp and paper manufacturing facilities and nuclear power plant locations.

●	Analog to Digital Conversions. We provide services to convert analog control systems to digital control systems to enhance reliability and accuracy, and increase output of operating plants. Utilities will continue to make significant capital investments in these upgrades throughout the industry. We have extensive experience in performing these upgrades, based on our successful history of completing several projects across our fleet of customers. Moreover, we see substantial opportunity to leverage our experience with performing these projects in the future as the industry continues to invest in these upgrades.

●	Transmission and Distribution and Substation Construction and Maintenance. We provide quality maintenance and construction services to support the Electric Distribution and Substation Industry by offering a full range of capabilities that provided continuous, cost-effective solutions for overhead and underground distribution lines and substations. Due to our underperformance in the transmission and distribution business in Florida and Connecticut, the Company is no longer pursuing any new projects in these markets. We have exited the Florida transmission and distribution market during the first quarter of 2023 and we are in the process of exiting the Connecticut transmission and distribution market.

●	Decommissioning. We have provided decommissioning services to U.S. nuclear stations that have been retired. Several U.S. nuclear stations have already been shut down, and several more shutdowns are planned. After shutdown, the plants must be decommissioned. This process takes many years. We have worked with owners and prime contractors for decommissioning work and are targeting the decommissioning market as it grows. We are also exploring opportunities related to the decommissioning of fossil power plants.
●	Nuclear Power Plant Services and New Nuclear Power Plant Construction. We are one of a limited number of companies qualified to perform comprehensive services anywhere in U.S. nuclear power facilities under the rules issued by the U.S. Nuclear Regulatory Commission (the “NRC”). Additionally, we are one of only a small number of contractors with a qualified and audited Nuclear Quality Assurance (“NQA-1”) Program, which is required to perform construction of “Safety” related systems in new nuclear power plants. Through our Appendix B Program and other programs, we provide training, certifications, and ongoing safety monitoring to all of our employees working at nuclear sites and have been one of the leading providers of coatings at U.S. nuclear facilities for over 40 years. Under the rules issued by the NRC, owners of nuclear facilities must qualify contractors by requiring the contractors to demonstrate that they will comply with NRC regulations on quality assurance, reporting of safety issues, security and control of personnel access and conduct. For the majority of our maintenance and project work, we directly hire the labor and provide the management and supervision to perform the work directly for the owner. In some cases, we act as a general contractor and subcontract portions of the work or, alternatively, subcontract our services to full scope engineering, procurement, and construction (“EPC”) firms or general contractor firms. We maintain good relationships with the utilities, the EPC firms, the general contractor firms, and relevant engineering firms.

The Biden administration’s key focus is to reduce fossil fuel emissions in the United States power sector and to drive the development of zero-carbon technologies and domestic clean energy supply chains. This led to the establishment of subsidies at the federal level for the nation’s nuclear generating fleet. The Infrastructure Investment and Jobs Act established a $6 billion Nuclear Credit Program, which when fully implemented, will provide credits to subsidize the operation of qualifying units. Additionally, the Inflation Reduction Act was signed into law containing nearly $369 billion in climate and clean energy investments and a ten year extension and modification of key tax Credits which includes, among other credits, the Nuclear Power Production Credit which is estimated to be worth approximately $30 billion.

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

In 2022, 78.5% of our revenue was generated from cost-plus contracts that provide for reimbursement of costs incurred plus an amount of profit. The remaining 21.5% of our revenue was generated from fixed-price contracts.

Safety

For over 15 years, we have maintained a safety record in the top quartile of the industry, benefiting both us and our customers. We also maintain a broad range of professional certifications and memberships in national organizations relevant to the performance of many of the specialized services we provide. We use the Total Recordable Incident Rate (“TRIR”) to measure safety, which is calculated by multiplying the number of recordable incidents by 200,000 and dividing that number by the total hours worked each year. This metric is also used by others in our industry, which allows for a more objective comparison of our performance. Our TRIR was 0.43 and 0.61 during fiscal years 2022 and 2021, respectively. We continue to maintain safety measures necessary to preserve the health and wellbeing of our workforce.

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

We expect that power industry demand for these services will be driven by the following factors in the future:

●	Aging Power Generation Infrastructure Increases Demand for Plant Maintenance and Decommissioning Services. According to the U.S. Energy Information Administration (the “EIA”), more than half of the electrical generating capacity in the U.S. was placed in service before 1990. Coupled with the relatively limited number of large-scale power generation facilities being constructed in the U.S., the efforts to maintain older plants of all types and to take advantage of newer and more efficient technologies at existing sites result in opportunities for companies providing services to plant operators. Although natural gas prices are expected to remain elevated, driving higher electricity prices, the outlook for natural gas generation is expected to remain steady over the near term, due to continuing constrains on coal-fired power from rapid plant retirements and low inventories, according to Fitch research.

Additionally, at the end of December 2021, the United States had 93 operating commercial nuclear reactors at 55 nuclear power plants in 28 states. The average age of these nuclear reactors is about 40 years old. Although in 2022 there were fewer operating nuclear reactors than in 2012, from 2013 through 2019, annual nuclear generation capacity and electricity generation increased each year (except in 2017) even as the number of operating reactors declined according to the EIA. Power plant uprates—modifications to increase capacity—at nuclear power plants have made it possible for the entire operating nuclear reactor fleet to maintain a relatively consistent total electricity generation capacity. These uprates, combined with high-capacity utilization rates (or capacity factors), have helped nuclear power plants maintain a consistent share of about 20% of total annual U.S. electricity generation since 1990. Some reactors have also increased annual electricity generation by shortening the length of time reactors are offline for refueling.

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

●	North America Infrastructure Growth. Oil and natural gas production remains at historically high levels, and is expected to continue until 2050, according to the EIA. The United States continues to be an integral part of the global oil and natural gas markets and a significant source of global supply. Increased levels of crude oil, natural gas, and natural gas liquid production and accelerated new build and expansion of pipeline and related infrastructure to reduce transportation bottlenecks have combined to supply additional petroleum products to key markets. Infrastructure growth and modifications provide opportunities for us to assist in the construction and maintenance of these facilities.

●	Standby and Distributed Power Generation. Unlike central station generation, standby and distributed power generation equipment can sit on either side of the utility meter and may be owned by a utility, a customer or a third party. Peak energy demand requirements and higher costs, as well as transmission and distribution infrastructure limits, are driving investment into this space. The growth in industries with high power demand and sensitivity to power supply instability, such as datacenters, medical centers, universities and remotely located industrial loads, are straining the traditional power infrastructure. The electric power needs for these markets have historically been served by small-scale utility-owned diesel or gas engine generators strategically located to support distributed system operations. The power supply is trending toward larger (greater than 1,000 kilowatts) diesel engine generator systems and expanding into alternative energy assets.
●	Water and Wastewater Treatment Infrastructure Maintenance and Capital Improvements Demand. In the fourth quarter of 2022, we decided to exit our Florida water business. This was largely based on a $6 million write-down in revenue on our two largest water projects in Florida. The Company is no longer pursuing water projects. These two projects are scheduled to be completed in the second and fourth quarter of 2023, respectively.

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

In early 2022, we lost a major contract with a customer in Canada, and as a result, we exited the Canadian market. This customer contributed 12% of our revenue and approximately 15% of our gross margin in 2021. In addition, the Company lost a multi-year contract within the nuclear decommissioning market in February 2022 that contributed to a loss of approximately $374.6 million of backlog for the years 2022 through 2029. This contract did not represent a material amount of gross profit. Please refer to Item 1. Business under “Backlog” in this Form 10-K for additional information.

Materials and Suppliers

The markets for most of the materials we use are served by a large number of suppliers, and we believe that we can obtain required materials from more than one supplier. Although we are not dependent on any single supplier, vendor or subcontractor, our ability to obtain necessary supplies to complete our projects is contingent on our ability to successfully implement our liquidity plan. For additional information, please refer to “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Note 2—Liquidity” to the consolidated financial statements included in this Form 10-K.

Competition

Our competitors vary depending on geography and the scope of services to be rendered. Several national service providers, which are significantly larger and have significantly greater financial resources than we do, will often compete for larger maintenance and capital project opportunities that become available. These service providers include, among others, Allied Power, BHI Energy and Day & Zimmermann. Additionally, smaller contractors that operate on a regional basis often compete for smaller opportunities associated with open shop labor sources. We compete based on reputation, safety, price, service, quality, and our breadth of service capabilities. We believe our strong reputation, longevity in the industry, project management capabilities, including service diversity, long-term customer relationships, safety record and performance, and our success at identifying and retaining qualified personnel differentiate us from our competitors. We also believe that the fact that we maintain a presence at several of our customers’ sites is a competitive advantage because it provides us with an intimate understanding of these facilities, which allows us to better identify our customers’ service needs. Specific to our customers that operate nuclear power plants, barriers to entry include the requirement to hold and maintain the rigorous NRC qualifications and safety standards.

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

We generally require all subcontractors working with us at a customer’s location to indemnify us and our customers and name us as an additional insured for activities arising out of such subcontractors’ work. We also require certain subcontractors to provide additional insurance policies, including surety bonds in favor of us, to secure such subcontractors’ work or as required by contract. It is possible that our insurance and the additional insurance coverage provided by our subcontractors will not fully protect us against a valid claim or loss under the contracts with our customers.

Intellectual Property

As of December 31, 2022, we used the Williams trade name and its logo. We have registered federal trademarks related to certain Company logos as well as registered trademarks related to certain Company logos in Canada. We presently have no U.S. patents in force. We rely on trade secret laws and employee and third-party nondisclosure agreements to protect our intellectual property rights. This Form 10-K may refer to brand names, trademarks, service marks and trade names of other companies and organizations, and those brand names, trademarks, service marks and trade names are the property of their respective owners.

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

The following table summarizes our backlog on December 31, 2022 and 2021:

	December 31,
(in thousands)	2022	2021
Cost plus	$291,894	$559,417
Lump sum	41,309	72,276
Total	$333,203	$631,693

Backlog as of December 31, 2022 decreased $298.5 million, or 47.3%, from December 31, 2021, which was primarily driven by the loss of a multi-year contract within the nuclear decommissioning market in February 2022, contributing to a loss of approximately $374.6 million in backlog for the years 2022 through 2029.  As of December 31, 2022, approximately $130.1 million, or 39.1%, of the total backlog was related to nuclear projects, $128.1 million, or 38.5%, was related to fossil projects, $27.4 million, or 8.2%, was related to energy delivery projects,$24.0 million, or 7.2%, was related to water and wastewater projects, $19.1 million, or 5.7%, was related to decommissioning projects and the remaining $4.5 million was related to pulp and paper and chemical projects.

As of December 31, 2021, approximately $122.8 million, or 19.4%, of the total backlog was related to nuclear projects, $14.2 million, or 2.2%, was related to fossil projects, $27.2 million, or 4.3%, was related to energy delivery projects, $40.4 million, or 6.4%, was related to water and wastewater projects and $424.8 million, or 67.2%, was related to decommissioning projects and the remaining $2.3 million was related to pulp and paper and chemical projects.

The following table summarizes our estimated backlog conversion period:

	Estimated Conversion Period
(in thousands)	2023	Thereafter	Total
Cost plus	$137,527	$154,367	$291,894
Lump sum	41,061	248	41,309
Total	$178,588	$154,615	$333,203

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

Along with our core values, we act in accordance with our Code of Business Conduct and Ethics. Our Code of Business Conduct and Ethics requires a commitment from employees, officers and directors at the Company and its subsidiaries to conduct business honestly and ethically. Among other things, our Code of Business Conduct and Ethics encourages employees to talk to supervisors, managers, or other appropriate personnel, including the Chief Executive Officer, the Chief Financial Officer, or the General Counsel, about observed illegal or unethical behavior and the best course of action in a particular situation. The Company has a confidential hotline administered by an outside firm that an employee can call or visit on the internet to anonymously submit a report in the event he or she has ethical concerns or suspects instances of misconduct.

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

As of December 31, 2022, we had 506 full-time employees (excluding temporary staff and craft labor), and we did not have any part-time employees. The number of our employees, including temporary staff and craft labor, fluctuates greatly, depending on the timing and requirements for craft labor. Many of the craft labor employees are employed through various union agreements. As of December 31, 2022, there were 758 craft labor employees, of which 644 were under collective-bargaining agreements. We believe that our relationships with our employees, both full-time and temporary, are satisfactory.

Information about our Executive Officers

The following information is being furnished with respect to the Company’s executive officers as of March 31, 2023:

Name	Position
Tracy D. Pagliara	President and Chief Executive Officer and Director
Randall R. Lay	Executive Vice President and Chief Operating Officer
Charles E. Wheelock	Senior Vice President, Chief Administrative Officer, General Counsel and Secretary
Damien A. Vassall	Vice President and Chief Financial Officer
Dawn A. Jenkins	Vice President, Human Resources
Michael J. Bruno	Executive Vice President, Business Development

Tracy D. Pagliara, 60, has served as our President and CEO starting in April 2018, having previously served as Co-President and Co-CEO from July 2017 through April 2018. Mr. Pagliara has also served as a member of our Board of Directors since July 2017. Prior to July 2017, he served as our Chief Administrative Officer, General Counsel and Secretary from January 2014, and also as Senior Vice President from November 2015. He previously served as our General Counsel, Secretary and Vice President of Business Development from April 2010 through December 2013. Prior to joining the Company in April 2010, Mr. Pagliara served as the Chief Legal Officer of Gardner Denver, Inc., a leading global manufacturer of highly engineered compressors, blowers, pumps and other fluid transfer equipment, from August 2000 through August 2008. He also had responsibility for other roles during his tenure with Gardner Denver, including Vice President of Administration, Chief Compliance Officer and Corporate Secretary. Prior to joining Gardner Denver, Mr. Pagliara held positions of increasing responsibility in the legal departments of Verizon Communications/GTE Corporation from August 1996 to August 2000 and Kellwood Company from May 1993 to August 1996, ultimately serving in the role of Assistant General Counsel for each company. Mr. Pagliara currently serves on the board of directors and audit, compensation and nominating and corporate governance committees of Westwater Resources, Inc. (NYSE American: WWR), a diversified energy materials developer, where he has served since July 2017. He is a member of the Missouri and Illinois State Bars and a Certified Public Accountant. In addition, in accordance with customary practice, Mr. Pagliara and other officers of the Company have served as officers of the Company’s various subsidiaries, although not acting in an executive role for the relevant subsidiary. As previously disclosed, such subsidiaries included Koontz-Wagner Custom Controls Holdings LLC, which filed a voluntary petition for relief under Chapter 7 of the U.S. Bankruptcy Code in July 2018 and ceased operations at such time.

Randall R. Lay, 68, was appointed to serve as our Executive Vice President, Chief Operating Officer in November 2021. He previously served as our Senior Vice President, Chief Financial Officer and our principal financial and accounting officer from September 2019 until November 2021. Prior to joining the Company, Mr. Lay served as Executive Vice President, Chief Financial Officer, Secretary and Treasurer of GEO Specialty Chemicals, Inc., a supplier of specialty chemicals and materials to the coatings, adhesives, medical, water treatment and construction markets, from December 2017 to August 2019, when it was acquired by CPS Performance Materials. From 2007 to June 2017, Mr. Lay served as Vice President and Chief Financial Officer of Lazy Days’ R.V. Center, Inc. (now a subsidiary of Lazydays Holdings, Inc.), which operates RV dealerships. From 2006 through 2007, Mr. Lay served as Senior Vice President of Buccino & Associates, Inc., a financial advisory and turnaround firm. Prior to that, Mr. Lay served at Universal Access Global Holdings Inc., a communications network integrator, from 2002 to 2006, including as Chief Financial Officer from June 2002 to July 2003; director and Chief Executive Officer from July 2003; and additionally, as President from November 2003 until June 2006. From October 2001 to April 2002, Mr. Lay served as Senior Vice President and Chief Financial Officer of Metromedia Fiber Networks, Inc., a telecommunications company. From September 1993 to September 2001, Mr. Lay was employed by International Specialty Products Inc., a global supplier of specialty chemicals, most recently as Executive Vice President and Chief Financial Officer.

Charles E. Wheelock, 54, has served as our Senior Vice President, Chief Administrative Officer, General Counsel and Secretary since August 2019. He previously served as our Vice President, Administration, General Counsel and Secretary beginning July 2017. He joined the Company in September 2011 as Associate General Counsel and thereafter assumed roles of increasing responsibility, including Vice President, Deputy General Counsel and Chief Compliance Officer. He led the human resources, recruiting and labor relations groups in our Tucker, Georgia office prior to his July 2017 appointment. Prior to joining the Company, Mr. Wheelock spent 10 years at General Electric Company, serving in a variety of roles in its Energy Services and Power Generation businesses. Mr. Wheelock is a member of the State Bar of Georgia.

Damien A. Vassall, 46, was appointed Vice President, Chief Financial Officer and principal financial and accounting officer in November 2021. He previously served in a variety of financial roles for the Company, including our Vice President and Controller from February 2020 until November 2021, a consultant for the Company from June 2019 to February 2020, Chief Financial Officer of our Services division from October 2015 until November 2018, and our Controller of the Services division from October 2010 to October 2015. Prior to joining the Company, Mr. Vassall served at Delta Apparel, Inc., an apparel company, as a division controller from June 2008 until October 2010 and as manager of accounting and financial reporting from November 2006 through May 2008. Previously, he also served as senior associate at both Grant Thornton LLP and KPMG LLP.

Dawn A. Jenkins, 51, has served as our Vice President, Human Resources since August 2021. She has served in a variety of roles at the Company and its subsidiaries since January 2007, including as our Vice President, Treasurer from December 2020 to August 2021, as Treasurer from January 2019 until December 2020, as Director, Transactional Accounting from August 2018 to January 2019, as Director ERP, Operations Support and Trade Compliance from November 2013 to August 2018, and as Assistant Director Supply Chain of a former subsidiary from January 2007 to November 2013.

Michael J. Bruno, 56, has served as our Executive Vice President of Business Development since May 2022. He previously served as Senior Vice President, Energy and Industrial and Vice President, Business Development from December 2020 to May 2022. Mr. Bruno previously worked for the Company, from 2009 to 2015, holding several roles of increasing responsibility including Operations Manager, Operations Director, General Manager, and Vice President in our Williams Industrial Services division, including five years within the nuclear power market. Prior to returning to the Company in 2020, he served as Fleet Director of Maintenance Services at Day & Zimmermann, a family-owned company specializing in construction and engineering, operations and maintenance, staffing, security and defense, with overall responsibility for nuclear project services at multiple facilities, as well as Director of Projects. Additionally, Mr. Bruno served in a variety of roles at General Electric in combustion turbines and plant management, domestically and internationally.

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

Risk Factors Related to Our Liquidity and Capital Resources

Our ability to continue to operate as a going concern depends on our ability to successfully implement our liquidity plan and, if necessary, raise additional capital in the future to continue funding our operations.

Our ability to continue as a going concern is dependent on our ability to successfully implement our liquidity plan, which includes taking steps to address profitability of non-performing businesses, aggressively reducing operating expenses, shortening the collection cycle time on the Company’s accounts receivable, and lengthening the payment cycle time on its accounts payable. The Company has continued to experience material intra-week liquidity pressure as it has attempted to manage the short-term negative cash flows that result from, among other things, having to fund significant weekly craft labor payrolls on large outage projects before those payrolls can be billed to the Company’s customers and collected. Although the Company has utilized the Revolving Credit Facility to address such time period negative cash flows, contract terms restricting customer invoicing frequency, delays in customer payments, and underlying surety bonds have negatively impacted the Company’s borrowing base and the availability of funds, and the Company has been required to amend its credit facilities to amend the covenants and to obtain additional capital.

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

While the recent amendments to the Company’s existing credit facilities and additional debt incurred may permit the Company to operate while it continues to engage in its process to explore strategic alternatives to maximize value for the Company and its shareholders or other stakeholders, additional liquidity support may be necessary. If the Company is unable to address any potential liquidity shortfalls that may arise in the future, it will need to seek additional funding from third party sources, which may not be available on reasonable terms, if at all, and the Company’s inability to obtain this capital or execute an alternative solution to its liquidity needs could have a material adverse effect on the Company’s shareholders and creditors. In addition, any such additional funding could only be obtained in compliance with the restrictions contained in the agreements governing the Company’s existing indebtedness. If the Company is unable to comply with its covenants applicable to its indebtedness, or otherwise is unable to meet its obligations under such indebtedness,  the Company’s liquidity would be further adversely affected. In addition, such occurrences could result in an event of default under such indebtedness and the potential acceleration of outstanding indebtedness thereunder and the potential foreclosure on the collateral securing such debt, and would likely cause a cross-default under the Company’s other outstanding indebtedness or obligations.

If the liquidity plan and recent amendments to agreements governing the Company’s indebtedness do not have the intended effect of addressing the Company’s liquidity problems through its review of strategic alternatives, including if the Company is unable to obtain future advances under the discretionary delayed draw term loans, the Company will continue to consider all strategic alternatives, including restructuring or refinancing its debt, seeking additional debt or equity capital, reducing or delaying the Company’s business activities and strategic initiatives, or selling assets, other strategic transactions and/or other measures, including obtaining relief under the U.S. Bankruptcy Code. The Company’s continuation as a going concern is dependent upon its ability to successfully implement its liquidity plan and obtain necessary debt or equity financing to address the Company’s liquidity challenges and continue operations until the Company returns to generating positive cash flow or is otherwise able to execute on a transaction pursuant to its review of strategic alternatives, including a potential sale of the Company. For additional information, please refer to “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Note 2—Liquidity” to the consolidated financial statements included in this Form 10-K.

If we do not timely pay amounts due and comply with the covenants under our debt facilities, our business, financial condition, and ability to continue as a going concern would be materially and adversely impacted.

Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The Term Loan and the Wynnefield Notes, among other things, require high interest payments, and both the Term Loan and the Revolving Credit Facility place encumbrances on our assets, and subject us to restrictive covenants that limit our operating flexibility. Any increase in  applicable interest rates may negatively affect our cash flow and financial condition.

The terms of the Term Loan and the Revolving Credit Facility have been structured in such a way that, if we default under one, we will also default under the other; any default under such facilities will also result in a default under the Wynnefield Notes. In the event of a continuing default, our lenders would have the right to accelerate the then-outstanding amounts under each such facility to become immediately due and payable and to exercise their respective rights and remedies to collect such amounts, which, for the senior secured lenders, would include foreclosing on collateral constituting substantially all of our assets and those of our subsidiaries. Our obligations under the Term Loan are secured by first-priority security interests in substantially all of our assets and those of our subsidiaries guaranteeing our obligations, as well as a second-priority security interest on such entities’ accounts receivable and inventory, while our obligations under the Revolving Credit Facility are secured by first-priority security interests on substantially all of our and certain subsidiaries’ accounts and a second-priority security interest in substantially all other assets of such entities, in each case subject to the terms of an intercreditor agreement.

We do not currently have sufficient cash on hand to repay the outstanding balances, so if our lenders exercised their rights and remedies, we would likely be forced to seek bankruptcy protection and our investors could lose the full value of their investment in our common stock. Accordingly, a default would likely have a material adverse effect on our business.

For additional information, please refer to “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Note 2—Liquidity”, “Note 11—Debt” and “Note 18—Subsequent Events” to the consolidated financial statements included in this Form 10-K.

Our strategic review may not result in an executed or consummated transaction or other strategic alternative, and the process of reviewing strategic alternatives or its conclusion could adversely affect our business and our stockholders.

In January 2023, we announced that we engaged an investment banking firm to explore a range of strategic alternatives for us to maximize shareholder value, which could include a potential sale. We are actively working with financial advisors and legal counsel in connection with this strategic review process. Any potential transaction or other strategic alternative would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, regulatory approvals, and the availability of financing for a potential transaction on reasonable terms, as well as our ability to continue to fund our operations throughout the review process. The process of reviewing potential strategic alternatives may be time consuming, distracting and disruptive to our business operations, which may cause concern to our current or potential employees, investors, strategic partners and other constituencies and may have a material impact on our business and operating results and/or result in increased volatility in our stock price. It could  also expose us to potential litigation in connection with this process or any resulting transaction. We have and will continue to incur substantial expenses associated with identifying, evaluating and negotiating potential strategic alternatives. Further, the process may affect our ability to recruit and retain qualified personnel, business partners, and other stakeholders important to our success. No decision has been made with respect to any transaction, and there can be no assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction, or that any strategic alternative identified, evaluated and consummated will provide the anticipated benefits or otherwise preserve or enhance stockholder value. Until the review process is concluded, perceived uncertainties related to our future may result in the loss of potential business opportunities and volatility in the market price of our common stock. If we are unable to consummate a transaction or other strategic alternative, and our liquidity challenges remain unresolved by growth in our business or new sources of debt or equity capital, we may file to obtain relief under the U.S. Bankruptcy Code, following which other strategic transactions could be pursued.

The limitations and covenants in our debt facilities constrain our ability to borrow additional money, sell assets and make acquisitions, which may impair our ability to fully implement elements of our business strategy and otherwise adversely affect our liquidity and financial condition.

Both the Term Loan and the Revolving Credit Facility contain certain limitations and covenants that limit our ability, and that of our subsidiaries, to, among other things, incur additional debt, make capital expenditures, incur liens, pay dividends or make other restricted payments, merge or sell assets, make acquisitions, and enter into transactions with affiliates.

The Term Loan and the Revolving Credit Facility also include restrictive covenants, including certain financial covenants. If we do not comply with the restrictive covenants, including failing to satisfy the required financial covenants, or obtain waivers as needed, our lenders could accelerate our debt and foreclose on our assets, and our stockholders may lose the full value of an investment in our common stock. Our ability to comply with the restrictive covenants in the debt facilities depends upon our ability to successfully implement our business strategy and liquidity plan, as well as other general economic and competitive conditions and financial, business and other factors, many of which are beyond our control. Our business has not generated sufficient cash flow from operations to fund our cash requirements and debt service obligations, which has required us to obtain additional debt and amend our outstanding debt, and we may continue to face significant liquidity constraints. For additional information, please refer to “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Note 2—Liquidity”, “Note 11—Debt” and “Note 18—Subsequent Events” to the consolidated financial statements included in this Form 10-K.

Any inability to finance our business or repay our outstanding indebtedness, including due to deterioration of the credit markets, could adversely affect our business.

We intend to finance our operations with existing cash and cash equivalents, cash flows from operations, the Term Loan, the Revolving Credit Facility and the Wynnefield Notes. The Term Loan and the Revolving Credit Facility contain a number of restrictive covenants and other terms that limit our operating flexibility. Any deterioration in the credit markets could adversely affect the ability of many of our customers to pay us on time and the ability of many of our suppliers to meet our needs on a competitive basis. Any inability to pay amounts due under our indebtedness or access necessary additional funds on acceptable terms or at all may negatively impact our business or operations. In addition, we have required, and may require in the future, additional sources of funds in order to meet our working capital requirements and fund our ongoing operations. If we are unable to access sufficient capital from our existing lenders or otherwise, our business and operations would be adversely impacted. For additional information, please refer to “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Note 2—Liquidity”, “Note 11—Debt” and “Note 18—Subsequent Events” to the consolidated financial statements included in this Form 10-K.

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

In addition, in line with industry practice, we are at times required to provide letters of credit. These letters of credit provide credit support for the client if we fail to perform our obligations under the contract. Each of the Term Loan and the Revolving Credit Facility contains restrictions on the maximum amount that may be drawn against letters of credit. The Revolving Credit Facility provides for a letter of credit sublimit in an amount up to $2.0 million. As of December 31, 2022, we had $0.5 million letters of credit outstanding under the Revolving Credit Facility letter of credit sublimit and had $0.4 million outstanding cash collateralized standby letters of credit pursuant to our prior revolving credit facility with Wells Fargo Bank, National Association, which we refinanced and replaced in June 2017. If security is required for a particular project and we are unable to obtain a letter of credit on terms commercially acceptable to us, we may not be able to pursue that project. Any inability to obtain letters of credit on commercially reasonable terms could have a material adverse effect on our revenue and business prospects.

Changes to tax regulations, laws, accounting principles, future business operations or examinations by tax authorities may adversely impact our provision for income taxes and ability to use deferred tax assets, increase our tax burden or otherwise adversely affect our financial condition, results of operations and cash flows.

Changes in tax laws or exposures to additional tax liabilities could negatively impact our effective tax rate and results of operations. The evolving and at times overlapping regulatory regimes to which the Company is subject may change at any time, including as a result of changes in the U.S. political environment; for instance, various levels of government are increasingly focused on tax reform and other legislative actions to increase tax revenue, including the adoption of the Inflation Reduction Act of 2022, which includes a new corporate alternative minimum tax of 15% for certain large companies, and the reduction in the corporate income tax rate resulting from the Tax Cuts and Jobs Act (the “Tax Act”) enacted into U.S. law in December 2017 could be reduced or rescinded by future tax law changes. In addition it is possible in the future that net operating loss (“NOL”) and/or interest deductibility limitations implemented under the Tax Act could have the effect of causing us to incur income tax liability sooner than we otherwise would have incurred such liability or, in certain cases, could cause us to incur income tax liability that we might otherwise not have incurred, in the absence of these tax law changes.

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

As of December 31, 2022, we had U.S. federal tax NOL, foreign tax credits and general business tax credit carryforwards of $242.8 million, $3.7 million, and $0.4 million, respectively. Generally, NOL, foreign tax credit and general business credit carryforwards may be used to offset future taxable income and thereby reduce or eliminate U.S. federal income tax liabilities. Section 382 of the Code limits a corporation’s ability to utilize NOL carryforwards to reduce tax liabilities if the corporation undergoes an “ownership change.” For these purposes, an ownership change is deemed to occur if there has been a change of more than 50% in the ownership of shareholders owning 5% or greater of the value of a corporation’s stock over a three-year period. Code Section 383 applies the same limitations to foreign tax credit, general business credit and capital loss carryforwards after an ownership change.

Based upon our review, we had not experienced an ownership change as defined under Code Section 382 as of December 31, 2022. If we issue additional equity in the future, an ownership change pursuant to Code Section 382 may occur. In addition, an ownership change under Code Section 382 could be caused by circumstances beyond the Company’s control, such as market purchases or sales by certain 5% or greater shareholders of our stock. There is also a risk that, due to regulatory changes, such as suspensions on the use of NOLs or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. In addition, under the Tax Act, the amount of NOLs incurred after the end of the 2017 fiscal year that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. The Tax Act also generally eliminates the ability to carry back any NOLs to prior taxable years, while allowing post-2017 unused NOLs to be carried forward indefinitely. There is a risk that, due to changes in tax laws, regulatory changes, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. Thus, there can be no assurance that the Company will not experience an ownership change which would significantly limit the utilization of the Company’s NOL, foreign tax credit or general business credit carryforwards in calculating future federal tax liabilities.

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

In addition, we have a limited ability to recover any cost overruns, such as those experienced during 2022 related to our fixed cost projects in Florida, which negatively impacted our gross profit for the year ended December 31, 2022. Contract prices are established based in part on our projected costs, which are subject to a number of assumptions. The costs that we incur in connection with each contract can vary, sometimes substantially, from our original projections. Because of the large scale and complexity of our contracts, unanticipated changes may occur, such as customer budget decisions, design changes, delays in receiving permits and cost increases. Unanticipated cost increases or delays may occur as a result of several factors, including: increases in the cost of commodities, labor or freight; unanticipated technical problems; problems related to successfully managing contract performance; suppliers’ or subcontractors’ failure to perform, requiring modified execution plans or re-work; and decreases in labor efficiency realized.

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

We operate our business in regions subject to natural disasters and other extreme weather events, the nature, frequency and severity of which may be negatively impacted by climate change, and other severe catastrophic events. Any disaster could adversely affect our ability to conduct business and provide services to our customers, including damage to work sites, and the insurance we maintain may not be adequate to cover our losses resulting from any business interruption due to a natural disaster or other catastrophic events. Such events could also reduce the availability or increase the cost of insurance. These and any future disruptions to our operations, including outbreak of contagious diseases and other adverse public health developments, epidemics or pandemics, such as the COVID-19 pandemic, civil unrest, geopolitical instability, acts of war, terrorism or other force majeure, could have a material adverse impact on our liquidity, financial condition and results of operations. Although preventative measures may help to mitigate damage, we cannot provide any assurance that any measures we may take will be successful, and delays in recovery may be significant.

Our business has been affected by numerous economic factors, including inflation, volatile financial markets, supply chain disruptions and shortages of materials and labor.

Economic conditions, including inflation, supply chain disruptions and labor and materials shortages, have negatively impacted us, and may continue to do so in the future. Following the onset of the pandemic and with the ongoing conflict between Ukraine and Russia in Europe, there has been a high degree of volatility in commodity and energy markets that affects our customers’ businesses. In addition, inflationary factors, such as increases in the labor costs, material costs, and overhead costs, may also adversely affect our financial position and operating results. Inflation in the United States has reached multi-decade highs and has been increasing since 2021. In some cases, we have had to bid more competitively than before to win work, which has compressed margins given the higher inflation. Additionally, in March 2023, the FDIC took control and was appointed receiver of Silicon Valley Bank and New York Signature Bank. While the Company does not have any direct exposure to these banks, if other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, our operations may be negatively impacted, including any inability on our part, or on our customers’ parts, to access cash, cash equivalents or investments. Inflation, increases in interest rates and energy costs, bank failures, and other economic factors may have the effect of further increasing economic uncertainty and heightening the risks caused by volatility in financial markets, which may result in economic downturn or recession.

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

Our quarterly and annual revenue and earnings have varied in the past and are likely to vary in the future. Our service contracts contain customer-specific commercial terms that, coupled with other factors beyond our control, may result in uneven recognition of revenue and earnings over time. Customer-imposed delays can significantly impact the timing of revenue recognition and lengthen our cash conversion cycle, which can negatively impact our ability to fund our operations. Due to our relatively large average contract size, our volume during any given period may be concentrated to relatively few contracts, intensifying the magnitude of these fluctuations. Furthermore, some of our operating costs are fixed. As a result, we may have limited ability to reduce our operating costs in response to unanticipated decreases in our revenue or the demand for our services in any given reporting period. Therefore, our operating results in any reporting period may not be indicative of our future performance. Because we must make significant estimates related to potential costs when we recognize revenue on a percentage-of-completion basis, these costs may change significantly from reporting period to reporting period based on new project information.

A small number of major customers account for a significant portion of our revenue, and the loss of any of these customers could negatively impact our business.

We depend on a relatively small number of customers for a significant portion of our revenue. In 2022, our top two customers accounted for 57%, and in 2021, our top four customers accounted for 50% of our consolidated revenue. For a listing of our major customers, please refer to “Note 16—Major Customers and Concentration of Credit Risk” to the consolidated financial statements included in this Form 10-K. We expect to continue to depend upon a relatively small number of customers for a significant percentage of our revenue. Because our major customers represent a large part of our business, the loss of any of our major customers could negatively impact our business and results of operations. Our business volume with each of our largest customers is highly dependent on operations and maintenance budgets for U.S. utilities. Fluctuations in any of these factors could materially adversely impact our financial results.

In early 2022, we lost a contract with a customer in Canada, and as a result, we exited the Canadian market. This former customer contributed 12% of total revenue in 2021. In addition, in early 2022, we lost a major multi-year contract with a customer within the nuclear decommissioning market. This former customer accounted for 10% of our revenue in 2021 and contributed to a loss of approximately $374.6 million in backlog for the years 2022 through 2029. Please refer to Item 1. Business under “Backlog” included in this Form 10-K for additional information.

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

Our operations are subject to laws and regulations governing the discharge of materials into the environment or otherwise related to the protection of the environment or human health and safety. We are subject to various U.S. federal statutes and the regulations implementing them, as well as similar laws and regulations at the state and local levels. Environmental laws and regulations are complex and subject to frequent change, and the current U.S. presidential administration is expected to revise existing environmental regulations and to pursue new initiatives. There continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty; however, there has been an increasing amount of legislative and regulatory activity, and a number of legal and regulatory measures and social initiatives have been introduced in an effort to reduce greenhouse gas and other carbon emissions. Any such initiatives, restrictions and requirements could restrict or reduce, or require us to make changes to, our operating activities, which could increase our operating costs, increase our energy, supply and transportation costs or limit their availability, or otherwise adversely affect our results of operations, liquidity or capital resources, and these effects could be material to us. If we fail to comply with existing or future environmental laws or regulations, we may be subject to significant liabilities for fines, penalties, or damages, or lose or be denied significant operating permits. Changes in environmental laws and regulations could also increase our environmental compliance expenditures.

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

We previously provided services in Canada, and we may seek to expand our services outside the U.S. in the future. Doing business internationally creates risk that could materially and adversely affect our business, including: the imposition of trade barriers, currency exchange rate fluctuations and currency controls, longer payment cycles, greater difficulties in accounts receivables collection, difficulties in complying with a variety of foreign laws, changes in legal or regulatory requirements, the potential for shortages of trained labor, complex and uncertain employment environments, exposure to local economic and political conditions, the impact of social unrest, such as risks of terrorism or other hostilities, and potentially adverse tax consequences. To the extent we experience these risks, our business and results of operations could be adversely affected, and, as a result, we may determine to scale back or terminate our international operations. During 2021, we provided services in Canada; however, in early 2022, we lost a major contract with a customer in Canada, and, as a result, we exited the Canadian market. Although there are no current plans to do so, the Company may again expand outside the U.S. in the future, although there can be no assurance that we will be successful in such endeavors, if undertaken, outside of the U.S.

We may be unable to effectively manage our growth, including any expansion into international markets.

We are subject to the risk that we may be unable to effectively manage our growth, which requires us to develop and improve our existing administrative and operational systems and our financial and management controls and further expand, train and manage our work force. As we continue this effort, we may incur substantial costs and expend substantial resources in connection with any such expansion due to different technology standards, legal considerations, and cultural differences. We may not be able to efficiently or effectively manage any future international operations and growth of such operations, compete effectively in such markets, or recruit top talent and train our personnel. Any failure to successfully manage our expansion may materially and adversely affect our business and future growth and may cause us to scale back or terminate such expansion efforts; for instance, we exited the Canadian market in 2022 and are no longer accepting large, fixed price water projects. In addition, acquisitions and other business transactions may disrupt or otherwise have a negative impact on our business, financial condition and results of operations, and any acquisitions of businesses and their respective assets also involve the risks that the businesses and assets acquired may prove to be less valuable than we expect, and we may assume unknown or unexpected liabilities, costs and problems.

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

Our ability to attract and retain qualified professional and/or skilled personnel in accordance with our needs, either through direct hiring, subcontracting or acquisition of other firms employing such professionals, is an important factor in determining our future success. The market for these professionals is competitive, and there can be no assurance that we will be successful in our efforts to attract and retain needed personnel. Our ability to successfully execute our business strategy depends, in part, on our ability to attract and retain highly qualified, experienced mechanical, design, structural and software engineers, service technicians and marketing and sales personnel who share our values and are able to operate effectively consistent with our culture. Demand for these workers can, at times, be high and the supply extremely limited, particularly for employees who can work remotely, as the impact of the COVID-19 pandemic has increased remote opportunities. In addition, we may be constrained in hiring and retaining sufficient qualified employees to support our strategy due to general labor shortages in our industry. A lack of qualified personnel or increased turnover rates within our employee base could lead to increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain qualified employees. Our success is also highly dependent upon the continued services of our key officers, and we do not maintain key employee insurance on any of our executive officers.

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

The Company continues to monitor several factors that may cause our revenue, profits, and financial condition to differ from our historical results, including the impacts of inflation and increased interest rates.

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

During 2022, we contributed to approximately 79 multiemployer pension plans throughout the U.S. and, historically, we have contributed to over 200 multiemployer pension plans in which we may have withdrawal liabilities. We believe that our responsibility for potential withdrawal liabilities associated with participating in multiemployer pension plans is limited because the building and construction trades exemption pursuant to the Employee Retirement Income Security Act of 1974 should apply to the substantial majority of our plan contributions. However, pursuant to the Pension Protection Act of 2006 and other applicable laws, we are exposed to other potential liabilities associated with plans that are underfunded. As of December 31, 2022, we had been notified that certain pension plans were in critical funding status. Currently, certain plans are developing, or have developed, a rehabilitation plan that may call for a reduction in participant benefits or an increase in future employer contributions. Therefore, in the future, we could be responsible for potential surcharges, excise taxes and/or additional contributions related to these plans, which could impact our liquidity and results of operations. While we continue to actively monitor, assess and take steps to limit our potential exposure to any surcharges, excise taxes, additional contributions and/or withdrawal liabilities, any market conditions or the number of participating employers remaining in each plan may result in a reorganization, insolvency or mass withdrawal that could have a material adverse effect on the funded status of the multiemployer plans and our potential withdrawal liability.

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

There has been increased focus from stakeholders, including investors, consumers and employees, on our environmental, social, or governance (“ESG”) policies and practices, including corporate citizenship and sustainability. Additionally, public interest and legislative pressure related to public companies’ ESG practices continues to grow. If our ESG policies and practices fail to meet regulatory requirements or stakeholders’ evolving expectations and standards for responsible corporate citizenship in areas including environmental stewardship, employee health and safety practices, Board and employee diversity, human capital management, corporate governance and transparency and employing ESG strategies in our operations, our brand, reputation and employee retention may be negatively impacted, and customers and suppliers may be unwilling to do business with us. We could also incur additional costs and require additional resources to monitor, report and comply with various ESG practices, as well as any initiatives or goals we may establish or announce, including those related to climate change. If we do establish such initiatives or goals, there can be no assurance that our stakeholders will agree with our strategy or that we will be successful in achieving such initiatives or goals, and we will remain subject to climate change risks regardless. As a result, the effects of climate change and increased focus by stakeholders on ESG matters could have short- and long-term impacts on our business and operations. Inconsistency of legislation and regulations among jurisdictions and expected additional regulations may also affect the costs of compliance with such laws and regulations. Any assessment of the potential impact of future climate change legislation, regulations or industry standards, as well as any international treaties and accords, is uncertain given the wide scope of potential regulatory change where we operate. If we fail to adopt ESG standards or practices as quickly as stakeholders desire, fail, or are perceived to fail, in our achievement of any initiatives or goals, or fail in fully and accurately reporting our progress on any such initiatives and goals, our reputation, business, financial performance and growth may be adversely impacted. Furthermore, there exists certain “anti-ESG” sentiment among some individuals and governments, and several states have enacted or proposed “anti-ESG” policies or legislation. As we establish ESG-related initiatives, we could face a negative reaction or legislation that impedes our activities or reflects poorly upon the Company, and our business and financial condition could be negatively impacted by such matters. Any such matters, or related corporate citizenship and sustainability matters, could have a material adverse effect on our business.

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

We have not paid any dividends since March 2015 and each of the Term Loan and the Revolving Credit Facility prohibits us from paying cash dividends. Accordingly, we do not anticipate paying dividends on our common stock in the foreseeable future.

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

The existence of the foregoing provisions and anti-takeover measures, as well as the significant amount of common stock beneficially owned by Wynnefield Capital, Inc. and its affiliates, the Company’s largest equity investors, could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of us, thereby reducing the likelihood that you could receive a premium for your common stock in an acquisition.

We may issue a substantial number of shares of our common stock in the future, and stockholders may be adversely affected by the issuance of those shares.

We may raise additional capital or refinance or restructure our debt by issuing shares of common stock, or other securities convertible into common stock, which would increase the number of shares of common stock outstanding and result in potentially substantial dilution in the equity interest of our current stockholders and may adversely affect the market price of our common stock. We have previously issued shares of our common stock pursuant to private placement exemptions from Securities Act registration requirements and may do so in the future in connection with financings, acquisitions, the settlement of litigation and other strategic transactions. We may also issue equity securities (including, but not limited to, warrants to purchase shares of our common stock) in connection with future financing transactions. The issuance, and the resale or potential resale, of shares of our common stock could adversely affect the market price of our common stock and could be dilutive to our stockholders.

Actions of activist shareholders could be disruptive and potentially costly, and the possibility that activist shareholders may seek changes that conflict with our strategic direction could cause uncertainty about the strategic direction of our business.

Activist investors may attempt to effect changes in our strategic direction, including our pending review of strategic alternatives, and how our business is governed, or to acquire control over us. While we welcome varying opinions from all shareholders, activist campaigns that contest or conflict with our strategic direction could have an adverse effect on our results of operations and financial condition, as responding to proxy contests and other actions by activist shareholders can disrupt our operations, be costly and time consuming and divert the attention of our Board and senior management from the pursuit of business strategies, including the current review of strategic alternatives. In addition, perceived uncertainties as to our future direction as a result of changes to the composition of our Board may lead to the perception of a change in the direction of our business, instability or lack of continuity, which may be exploited by our competitors, may cause concern to our current or potential customers, may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners. These types of actions could cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our corporate office is located in Atlanta, Georgia. We do not own any real property. Below is a summary of properties leased by our continuing operations as of December 31, 2022.

	Lease	Approximate
Location	Expiration Date	Sq. Footage	Principal Uses
Tucker, Georgia	March 31, 2023	23,726	Administrative office (subleased out)
Atlanta, Georgia (1)	July 31, 2031	13,870	Administrative office (corporate headquarters)
Jacksonville, Florida	September 30, 2023	10,708	Administrative office/warehouse
Norwalk, Connecticut	August 31, 2024	9,681	Administrative office/warehouse
Kemah, Texas	January 31, 2024	6,000	Administrative office/warehouse
Astoria, New York	May 31, 2026	4,500	Administrative office/warehouse
Tampa, Florida	March 31, 2023	4,400	Administrative office/warehouse
Dothan, Alabama	November 30, 2023	1,100	Administrative office

(1)	The Company moved its corporate headquarters from Tucker, Georgia to Atlanta, Georgia in March 2022.

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

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the NYSE American under the symbol “WLMS.”

Holders

As of March 27, 2023, there were 27,058,317 shares of our common stock outstanding and 116 holders of record of our common stock. We believe that the number of beneficial holders of our common stock is substantially greater than the number of holders of record.

Dividends

We have not paid dividends to holders of our common stock since March 2015, and the terms of the Term Loan and the Revolving Credit Facility currently prohibit us from paying cash dividends. In addition, declaration and payment of future dividends would depend on many factors, including, but not limited to, our earnings, financial condition, business development needs, regulatory considerations and the terms of the Term Loan Facility and Revolving Credit Facility, and is at the discretion of our Board of Directors. We currently have no plan in place to pay cash dividends. See “Part I—Item 1A. Risk Factors—We do not currently expect to pay any cash dividends on our common stock; as such, appreciation in the price of our common stock may be the only method for investors to realize a return on their investment.”

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2022, we did not sell any of our equity securities in transactions that were not registered under the Securities Act of 1933, as amended, not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Purchases of Equity Securities by the Company and Affiliated Purchasers

Neither we, nor any “affiliated purchaser,” as defined in SEC Rule 10b-18(a)(3), purchased any of our equity securities during the three months ended December 31, 2022.

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

Overview

Unless otherwise specified, the financial information and discussion in this Form 10-K are as of December 31, 2022 and are based on our continuing operations; they exclude any results of our discontinued operations. Please refer to “Note 5—Changes in Business” to the consolidated financial statements included in this Form 10-K for additional information on our discontinued operations.

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

In 2020, we refinanced our new credit facilities which included senior secured term loan facilities in an aggregate amount of up to $50.0 million (collectively, the “Term Loan”) and a senior secured asset-based revolving line of credit of up to $30.0 million (the “Revolving Credit Facility”). The Term Loan and Revolving Credit Facility mature on December 16, 2025. In connection with the refinancing, the Company repaid the outstanding balance of the prior facilities and all interest in full. For additional information, please refer to “Note 11—Debt” to the consolidated financial statements included in this Form 10-K.

During 2021, we changed our corporate management structure to reinforce our customer focus and strengthen operations, and among other changes, added a Chief Operating Officer, an Executive Vice President of Business Development, and a Vice President of Safety and our Corporate Controller was appointed Chief Financial Officer. Additionally, in 2022, the Company promoted its Senior Vice President of Energy and Industrial to Executive Vice President of Business Development. We are enhancing our management methods to provide additional process capabilities and focus on customer relations and sales.

In early 2022, we lost a major contract with a customer in Canada, and as a result, we exited the Canadian market. This customer contributed 12% of our revenue in 2021. In addition, in early 2022, we lost a major multi-year contract with a customer within the nuclear decommissioning market contributing to a loss of approximately $374.6 million in backlog in the years 2022 through 2029. We continue to target other growth opportunities within our end markets with greater customer focus and strengthened operational effectiveness. Please refer to Item 1. Business under “Backlog” included in this Form 10-K for additional information.

In the third quarter of 2022, management assessed the Company’s financial condition, resulting in the Company developing a liquidity plan to alleviate the substantial doubt about the Company’s ability to continue as a going concern during 2023. As a result of the Company being unable to comply with its debt covenants, the Company amended its Term Loan and Revolving Credit Facility and entered into the Wynnefield Notes during the third and fourth quarter of 2022 and the first quarter of 2023.

In addition, we have engaged an investment banking firm to explore a range of strategic alternatives for the Company to maximize shareholder value, which could include a potential sale. We have not set a timetable for the conclusion of this review, nor made decisions for further actions or possible strategic alternatives. There can be no assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction, or that any strategic alternative identified, evaluated and consummated will provide the anticipated benefits or otherwise preserve or enhance stockholder value. If the Company’s liquidity improvement plan and the January 9, 2023 and February 24, 2023 amendments to the Term Loan and the Revolving Credit Facility do not have the intended effect of addressing the Company’s liquidity problems through its review of strategic alternatives, including if the Company is unable to obtain future advances under the discretionary delayed draw term loans, the Company will continue to consider all strategic alternatives, including restructuring or refinancing its debt, seeking additional debt or equity capital, reducing or delaying the Company’s business activities and strategic initiatives, or selling assets, other strategic transactions and/or other measures, including obtaining relief under the U.S. Bankruptcy Code. The Company’s continuation as a going concern is dependent upon its ability to successfully implement its liquidity improvement plan and obtain necessary debt or equity financing to address the Company’s liquidity challenges and continue operations until the Company returns to generating positive cash flow or is otherwise able to execute on a transaction pursuant to its review of strategic alternatives, including a potential sale of the Company. We remain dedicated to pursuing the best course of action to provide the highest returns for our shareholders. For additional information, please refer to “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and “Note 2—Liquidity”, “Note 11—Debt” and “Note 18—Subsequent Events” to the consolidated financial statements included in this Form 10-K.

Industry Trends and Outlook

Electric Power Generation – We are primarily focused on nuclear and fossil power generation. We are involved in new build power generation facilities, maintenance of existing facilities and the decommissioning of retired facilities. Net electricity generation in the U.S. increased approximately 3.3% in 2022 compared to 2021 according to the EIA. The EIA projects electricity generation will decrease by 2.0% in 2023, then rise by 2.0% in 2024.

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

In the future, we believe the nuclear generation market will provide innovative developments and high growth opportunities.  According to Fitch research, the future of nuclear power capacity additions within the U.S. will come from the development of plants using small modular reactor (“SMR”) technologies. SMR technology has several benefits in comparison to traditional nuclear power facilities given their smaller size, including that they require a reduced footprint and lower capital investments and offer several safety benefits. While the DOE has already awarded significant funding for research and development towards the development of SMR technologies and pilot projects, there is the potential for additional funding over the coming years given that nuclear is expected to play a key role in the current administration’s efforts toward reaching carbon pollution-free power according to Fitch research.

Nuclear Decommissioning – Given the average age of nuclear facilities in the U.S. of 40 years old, nuclear decommissioning represents one of the fastest growing fields within the nuclear industry. According to the U.S. NRC, as of August 15, 2022, there were 25 shut down commercial nuclear power reactors at 20 sites in various stages of decommissioning. We are currently working with a major contractor in the decommissioning field and believe there may be an opportunity for us to expand our capabilities and more broadly serve the decommissioning of nuclear power facilities. We are actively pursuing projects in the decommissioning market and see this as an opportunity for future growth.

Water and Wastewater Treatment Landscape – Technological advances in order to keep up with population growth and industrial capacity, are transforming the water and wastewater treatment industry. Nationally, the EPA estimates that the cost of replacing all 10 million lead service lines (LSLs) in the U.S. could range from $16 billion to as much as $80 billion. We are expanding our services to target capital projects and maintenance on booster pump stations, well buildouts, treatment expansions, and lift stations within the water and wastewater treatment industry. A significant portion of the November 2021 Infrastructure Investment and Jobs Act has been allocated to improve water infrastructure ($55 billion). We are no longer pursuing water projects due to decreased gross profit related to our Florida water contracts.

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

Storm Hardening and Transmission and Distribution – Following extensive damage from storms, such as Hurricane Irma in 2017 and Hurricane Michael in 2018, the Florida legislature passed Senate Bill 796 in 2019. Bill 796 requires investor-owned utilities to file 10-year storm protection plans in order to strengthen its grid as a prevention measure from future hurricane damage. In 2021, utilities operating in Florida included projects with a value of approximately $20 billion within their 10-year storm-hardening plans in Florida with execution that began in 2020. Due to our underperformance in the transmission and distribution business in Florida and Connecticut, the Company is no longer pursuing any new projects in transmission and distribution. We have exited the Florida transmission and distribution market within the first quarter of 2023 and we are in the process of exiting the Connecticut transmission and distribution market.

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

	Year Ended December 31,
(in thousands)	2022	2021
Revenue	$238,119	$304,946
Cost of revenue	231,071	273,520
Gross profit	7,048	31,426

Selling and marketing expenses	1,365	950
General and administrative expenses	25,640	23,409
Depreciation and amortization expense	230	190
Total operating expenses	27,235	24,549
Operating income (loss)	(20,187)	6,877

Interest expense, net	5,509	5,001
Other income, net	(11,474)	(1,619)
Income (loss) from continuing operations before income tax expense	(14,222)	3,495
Income tax expense (benefit)	(49)	793
Income (loss) from continuing operations	$(14,173)	$2,702

Revenue for the year ended December 31, 2022 decreased $66.8 million, or 21.9%, compared with 2021. The decrease in revenue was primarily driven by our lost nuclear decommissioning projects, resulting in a $41.0 million reduction, exiting the Canadian nuclear market, contributing to a $30.7 million reduction, and a $19.7 million reduction related to our United States nuclear market compared with 2021. These declines were partially offset by an $11.0 million year-over-year increase in our water business, distribution businesses and a $7.2 million increase in our chemical business and a $6.2 million increase in our transmission and distribution businesses.

Gross profit for the year ended December 31, 2022 decreased $24.4 million, or 77.6%, compared with 2021. The decrease in gross profit was primarily driven by start-up costs relating to our transmission and distribution markets and cost overruns on uncompleted fixed price projects in the water markets we serve in Florida. We anticipate that these projects will continue to generate revenues with no associated profits until completion, with the final project scheduled for completion in the fourth quarter of 2023. Excluding the impact relating to start-up costs in the transmission and distribution markets and the lump sum projects in the water market for which losses were incurred, the Company would have realized a gross margin of 11.3% rather than 3.0%.

The following table reconciles our adjusted gross margin to our actual gross margin by deducting the transmission and distribution projects that are incurring start-up costs and lump sum projects in the water markets that are generating a loss. We believe this information is meaningful as it isolates the impact that our start-up costs and the non-profitable lump sum projects have on our gross margin. Because adjusted gross margin is not calculated in accordance with GAAP, it may not be comparable to other similarly titled measures of other companies and should not be considered in isolation or as substitute for, or superior to, financial measures prepared in accordance with GAAP.

(in thousands)	Year Ended December 31, 2022
Revenue	$238,119
Cost of revenue	231,071

Gross profit	7,048
Gross profit margin	3.0%

Minus: revenue from transmission and distribution start-up business	(6,957)
Minus: revenue from Florida lump sum water projects	(18,541)
Minus: total revenue deducted	(25,498)

Minus: cost of revenue from transmission and distribution start-up business	(12,374)
Minus: cost of revenue from the Florida lump sum water projects	(30,108)
Minus: total cost of revenue deducted	(42,482)

Adjusted revenue	212,621
Adjusted cost of revenue	188,589
Adjusted gross profit	$24,032
Adjusted gross profit margin	11.3%

Changes in estimated gross margins related to revenue recognized under the percentage of completion method are made in the period in which circumstances requiring the revisions become known. During the year ended December 31, 2022, we recognized increases in the estimated costs at completion and related gross profit margins related to several projects in Jacksonville, Florida. The Company increased its prior estimates related to the costs of executing the contracts to completion, which led to a decrease in the recognized revenues to date under the percentage of completion revenue recognition methodology. As a result of these changes, net income for the year ended December 31, 2022 decreased by $7.8 million and basic and diluted earnings per share for the year ended December 31, 2022 decreased by $0.30 per share.

Operating income for the year ended December 31, 2022 decreased $27.1 million, or 393.5%, compared with 2021, due primarily to the decrease in gross profit of $24.4 million and an increase of $2.7 million in total operating expenses (see below).

General and Administrative Expenses

	Year Ended December 31,
($ in thousands)	2022	2021
Employee-related expenses	$11,697	$12,518
Stock-based compensation expense	1,708	3,045
Professional fees	5,866	2,799
Other expenses	6,369	5,047
Total	$25,640	$23,409

Total general and administrative expenses for the year ended December 31, 2022 increased $2.2 million, or 9.5%, compared with 2021. The $3.1 million increase in professional fees was primarily driven by legal expenses. Other expenses increased by $1.3 million primarily related to software and subscription costs. These increases were partially offset by decreases of $1.3 million in stock-based compensation involving forfeitures and adjustments related to performance objectives and a $0.9 million reduction primarily contributed to employee-related costs for salaries.

Other (Income) Expense, Net

	Year Ended December 31,
($ in thousands)	2022	2021
Interest expense, net	$5,509	$5,001
Other income, net	(11,474)	(1,619)
Total	$(5,965)	$3,382

Total other income, net, for the year ended December 31, 2022 increased $9.3 million, or 276.4%, compared with 2021. The increase was primarily driven by an $8.1 million settlement of an arbitration proceeding related to the restatement of the Company’s financial statements in 2017 for the 2012 to 2014 period, coupled with a $2.7 million settlement related to a former executive and his employer. These awards were partially offset by a $0.5 million increase in interest expense related to interest rate increases and additional borrowings, a $0.6 million  reduction in joint venture earnings due to lower volume as construction activities for Plant Vogtle move closer to completion and $0.4 million related to a decreased settlement distribution related to a former segment.

Income Tax Expense

	Year Ended December 31,
($ in thousands)	2022	2021
Income tax expense (benefit)	$(49)	$793

We recorded income tax benefit from continuing operations of less than $0.1 million and income tax expense from continuing operations of $0.8 million in 2022 and 2021, respectively. Our effective tax rates from continuing operations were 0.4% and 22.8% of income tax for the years ended December 31, 2022 and 2021, respectively.

The income tax benefit in 2022 was mainly comprised of a $0.1 million Canadian tax benefit, partially offset by the indefinite lived deferred tax assets related to post 2017 NOLs and Section 163(j) interest addback carryover that are allowed to be applied against the deferred tax liabilities related to the indefinite lived intangible assets.

Discontinued Operations

Please refer to “Note 5—Changes in Business” to the consolidated financial statements included in this Form 10-K for information regarding discontinued operations.

Liquidity and Capital Resources

During 2022, our principal sources of liquidity were borrowings under the Revolving Credit Facility and effective management of our working capital. Our principal uses of cash were to pay for customer contract-related material, labor and subcontract labor, operating expenses, principal payments on the Term Loan and interest expense on the Term Loan and the Revolving Credit Facility. In 2023, we required additional funding to continue to conduct our business, and, among other things, we amended the Term Loan to increase the amount borrowed and issued the Wynnefield Notes. Such actions were intended to alleviate the Company’s liquidity constraints to an extent sufficient to permit the Company to continue to operate while it engages in its process to explore strategic alternatives for the Company, including a potential sale. For additional information regarding our liquidity outlook, including our ability to continue as a going concern and ongoing liquidity constraints, see below under “Liquidity Outlook.” See discussion in “Note 11—Debt” to the consolidated financial statements included in this Form 10-K for additional information regarding our outstanding debt.

Net Cash Flows

Our net consolidated cash flows, including cash flows related to discontinued operations, consisted of the following:

	Year Ended December 31,
(in thousands)	2022	2021
Cash flows provided by (used in):
Operating activities	$(8,685)	$(4,497)
Investing activities	(834)	(538)
Financing activities	7,653	(1,280)
Effect of exchange rate changes on cash	(121)	81
Net change in cash, cash equivalents and restricted cash	$(1,987)	$(6,234)

Cash and Cash Equivalents

As of December 31, 2022, our operating unrestricted cash and cash equivalents decreased $2.0 million to $0.5 million. As of  December 31, 2022, $0.3 million of our operating cash balance was held in U.S. bank accounts and $0.2 million in Canadian bank accounts. Total liquidity (the sum of unrestricted cash and availability under the Revolving Credit Facility) was $3.8 million as of December 31, 2022. Total liquidity was $3.5 million on March 5, 2023 after we received $0.8 million from the Wynnefield Notes, $1.5 million from the Term Loan Amendment in the form of a delayed draw and a $1.0 million advance pursuant to the then-existing terms of the Term Loan Agreement.

Cash Flows Used in Operating Activities

Cash flows from operating activities are primarily from earnings sources and are affected by changes in operating assets and liabilities, which consist primarily of working capital balances related to our projects. For the year ended December 31, 2022, cash used in operating activities increased by $4.2 million compared to the same period in 2021. Major components of cash flows used by operating activities for the year ended December 31, 2022 were as follows:

Year Ended December 31,
(in thousands)	2022
Cash flows provided by (used in):
Net income (loss)	$(13,678)
Net income from discontinued operations	(495)
Deferred income tax provision (benefit)	(174)
Depreciation and amortization on plant, property and equipment	230
Amortization of deferred financing costs	831
Amortization of debt discount	200
Bad debt expense	19
Stock-based compensation	1,708
Paid-in-kind interest (1)	176
Cash effect of changes in operating assets and liabilities	2,979
Net cash used in operating activities, continuing operations	(8,204)
Net cash used in operating activities, discontinued operations	(481)
Net cash used in operating activities	$(8,685)

            (1) Paid-in-kind interest is added to the Term Loan principal and will be paid at maturity.

Cash effect of changes in operating assets and liabilities for 2022 included the following (includes foreign currency translation conversion from Canadian dollar to United States dollar):

●	Accounts receivable, excluding credit losses recognized during the period, decreased $3.8 million during fiscal year 2022, which increased cash flows from operating activities. The variance is primarily attributable to the timing of billing and collections.

●	Contract liabilities, which consisted of billings on uncompleted contracts in excess of costs and estimated earnings, increased $2.8 million, which increased cash flows from operating activities. Contract assets, which consisted of costs and estimated earnings in excess of billings on uncompleted contracts, increased $0.2 million, which decreased cash flows from operating activities. These balances can experience significant fluctuations based on business volume and the timing of when job costs are incurred and the timing of customer billings and payments.

●	Other current assets decreased $4.5 million during fiscal year 2022, which increased cash flows from operating activities. The variance was primarily due to the reversal of receivables related to the remittance of Canadian harmonized sales tax (“HST”).

●	Accrued and other liabilities and accounts payable decreased $5.1 million during fiscal year 2022, which decreased cash flows from operating activities. The payable was an offset from the HST receivables, and a deferred payroll tax liability associated with the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).

●	Other long-term assets increased $2.9 million during fiscal year 2022, which decreased cash flows from operating activities. The variance was primarily due to increases in right-of-use lease assets, joint venture earnings and debt issuance costs.

Cash Used in Investing Activities

For the years ended December 31, 2022 and 2021, our investing activities did not have a significant impact on our net cash flows.

Cash Provided by (Used in) Financing Activities

For the year ended December 31, 2022, net cash provided by financing activities was $7.7 million primarily due to our borrowings under the Revolving Credit Facility exceeding our repayments from customer cash receipts by $16.7 million, which was partially offset by $8.8 million of cash used to pay down our Term Loan and $0.2 million cash used to pay statutory taxes related to our stock-based awards. At any point in time, the outstanding balance under the Revolving Credit Facility is a function of the timing of collections of our customer receivables and the timing of our cash expenditure needs for the following week for payment of trade payable obligations, payroll, and related tax obligations. For additional information about our outstanding debt, including the Term Loan and the Revolving Credit Facility, please refer to “Note 11—Debt” to the consolidated financial statements included in this Form 10-K.

For the year ended December 31, 2021, net cash used in financing activities was $1.3 million primarily due to $1.1 million of cash used to pay down our Term Loan and $0.6 million cash used in connection with our stock-based awards for payments of statutory taxes, which was partially offset by cash provided by our borrowings under the Revolving Credit Facility exceeding our repayments from customer cash receipts by $0.3 million.

On January 9, 2023, the Company entered into a third amendment to the Term Loan which, among other things, capped the amount of quarterly interest payable in cash at 10% per annum, with the remainder being payable-in-kind, for each quarterly interest payment commencing January 1, 2023 through and including January 1, 2024, and deferred principal payments from the January 1, 2023 quarterly payment date until and including the January 1, 2024 quarterly payment date. The paid-in-kind interest will increase the principal amount of the Term Loan every month. In addition, the Company issued the Wynnefield Notes, which are two unsecured promissory notes in an aggregate amount equaling $0.8 million. On February 21, 2023, the Company received a $1.0 million advance pursuant to the existing terms of the Term Loan. Additionally, on February 24, 2023, the Company entered into a fourth amendment to the Term Loan, which among other things, provided for delayed draw term loans in an aggregate principal amount of $1.5 million, which were funded at the time the amendment was signed, and for discretionary delayed draw term loans in an aggregate principal amount of $3.5 million, which will be funded at the lenders’ discretion. If the Company is unable to obtain funding under the discretionary delayed draw term loans, its liquidity will be materially negatively impacted.

For additional information about our outstanding debt, please refer to “Note 11—Debt” and “Note 18—Subsequent Events” to the consolidated financial statements included in this Form 10-K.

Effect of Exchange Rate Changes on Cash

For the years ended December 31, 2022 and 2021, the effect of Canadian foreign exchange rate changes on our cash balances was not material.

Dividends

We do not currently anticipate declaring dividends in the future. As of December 31, 2022, the terms of the Term Loan and Revolving Credit Facility restricted our ability to pay dividends. In addition, the timing and amounts of any dividends would be subject to determination and approval by our Board of Directors.

Liquidity Outlook

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We anticipate we will continue to experience periodic constraints on our liquidity as a result of the cash flow requirements of specific projects through the fourth quarter 2023, and we are taking steps expected to strengthen operating results in order to improve our liquidity. Such constraints on our liquidity negatively affected our ability to remain in compliance with our debt covenants, and, accordingly, we entered into two separate amendments to each of the Revolving Credit Facility and Term Loan in the third and fourth quarters of 2022, and an additional two separate amendments to such agreements during the first quarter of 2023. The first two amendments, among other things, revised certain terms contained in the Term Loan and the Revolving Credit Facility, respectively, and deferred principal payments on the Term Loan due on January 1, 2023 to January 9, 2023. The third and fourth amendments entered into during the first quarter of 2023, among other things, revised certain terms contained in the Term Loan and the Revolving Credit Facility and provided for delayed draw term loans under the Term Loan in an aggregate principal amount of $1.5 million, which were funded at the time the amendment was signed, and discretionary delayed draw term loans in an aggregate principal amount of $3.5 million, which will be funded at the lenders’ discretion. We also issued the Wynnefield Notes, in an aggregate principal amount of $400,000 and $350,000, respectively, during the first quarter of 2023. For additional information, please refer to “Note 2—Liquidity”, “Note 11—Debt” and “Note 18—Subsequent Events” to the consolidated financial statements included in this Form 10-K.

As future advances of delayed draw term loans are discretionary on the part of our Term Loan lenders, it is possible that the Term Loan lenders may require enhanced rights or additional fees or interest before funding future advances.  In certain circumstances, we may require the consent of PNC before we can agree to such terms. Such a consent from PNC, and any proposed amendments to our intercreditor agreement that might be associated with such a consent, may involve the payment of further fees and expenses by the Company to PNC and any amendments to our intercreditor agreement may require negotiations between our Term Loan lenders, PNC and the Company.  A failure to procure any necessary consents or a failure to successfully negotiate such amendments to our intercreditor agreement could result in future delayed draw term loans not being available to the Company, which could have a material adverse effect on our liquidity position and result in certain of the negative outcomes described in this “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our Form 10-K and “Note 2—Liquidity”, “Note 11—Debt” and “Note 18—Subsequent Events” to our consolidated financial statements included in this Form 10-K. The Company anticipates that enhanced rights or additional fees or interest in relation to the funding of future advances of delayed draw term loans will be forthcoming and that consent fees and related amendments to the Company’s intercreditor agreement may be requested or required by our lenders and may be agreed to by the Company in order to secure necessary funding.

During the third and fourth quarter of 2022, the Company settled two legal claims that impacted liquidity. The first involved a cash collection in the third quarter of 2022 of an approximately $8.1 million settlement related to an arbitration proceeding against a third party in connection with the restatement of our financial statements in 2017 for the 2012 to 2014 period, which was used to partially prepay our Term Loan. The second, settled in the fourth quarter of 2022, involved litigation against a former executive and his employer that resulted in the former executive and his employer agreeing to a cash settlement of $2.7 million. The Company recognized the settlement as other income during the third quarter of 2022 and collected the $2.7 million cash settlement on October 13, 2022. The $2.7 million settlement was used to pay a portion of the Revolving Credit Facility in the fourth quarter of 2022. For additional information about the arbitration and legal settlements, please refer to “Note 11—Debt” to the condensed consolidated financial statements included in this Form 10-K.

Our continuation as a going concern is dependent upon the Company’s ability to successfully implement its liquidity plan and obtain necessary debt or equity financing to continue operations until we return to generating positive cash flow. While continuing to operate its business in recent months, the Company is implementing various elements of its previously disclosed liquidity improvement plan, which include taking steps to address profitability of non-performing businesses, aggressively reducing operating expenses, shortening the collection cycle time on the Company’s accounts receivable, and lengthening the payment cycle time on its accounts payable. The Company has continued to experience material intra-week liquidity pressure as it has attempted to manage the short-term negative cash flows that result from, among other things, having to fund significant weekly craft labor payrolls on large outage projects before those payrolls can be billed to the Company’s customers and collected. Although the Company has utilized the Revolving Credit Agreement to address such time period negative cash flows, contract terms restricting customer invoicing frequency, delays in customer payments, and underlying surety bonds have negatively impacted the Company’s borrowing base and the availability of funds. Although these factors, among others, raise substantial doubt about our ability to continue as a going concern, we believe that we have sufficient resources to satisfy our working capital requirements through the next 12 months and our long-term liquidity needs and foreseeable material cash requirements, as we strategically use our $30.0 million borrowing availability under our Revolving Credit Facility and the additional borrowings under the Term Loan and the Wynnefield Notes obtained in the first quarter of 2023, and implement our liquidity plan.

A variety of factors can affect the Company’s short- and long-term liquidity, the impact of which could be material, including, but not limited to: the funding of certain of the Company’s previously disclosed loss-contracts; cash required for funding ongoing operations and projects; matters relating to the Company’s contracts, including contracts billed based on milestones that may require the Company to incur significant expenditures prior to collections from its customers and others that allow for significant upfront billing at the beginning of a project, which temporarily increases liquidity in the near term; the outcome of potential contract disputes, which may be significant; payment collection issues, including those caused by economic slowdowns or other factors which can lead to credit deterioration of the Company’s customers; required payments of interest under the Term Loan Agreement and the Revolving Credit Agreement and on the Company’s operating and finance leases; pension obligations requiring annual contributions to multiemployer pension plans; insurance coverage for contracts that require the Company to indemnify third parties; and issuances of letters of credit.

The Company believes that the February 24, 2023 amendments to the Term Loan and the Revolving Credit Facility will, if the discretionary delayed draw term loans under the Term Loan are advanced, provide much needed support to the Company’s ongoing operations and may permit the Company to operate while it continues to engage in its process to explore strategic alternatives to maximize value for the Company and its shareholders or other stakeholders, but additional liquidity support may be necessary. The Company has not disclosed a timetable for the conclusion of its review of strategic alternatives, nor has it made any decisions related to any further actions or possible strategic alternatives at this time. The Company does not intend to comment on the details of its review of strategic alternatives until it determines that further disclosure is appropriate or necessary.

If the Company is unable to address any potential liquidity shortfalls that may arise in the future, it will need to seek additional funding from third party sources, which may not be available on reasonable terms, if at all, and the Company’s inability to obtain this capital or execute an alternative solution to its liquidity needs could have a material adverse effect on the Company’s shareholders and creditors. Importantly, any such additional funding could only be obtained in compliance with the restrictions contained in the agreements governing the Company’s existing indebtedness. If the Company is unable to comply with its covenants under its indebtedness, or otherwise is unable to meet its obligations under such indebtedness, or the lenders under the Term Loan do not exercise their discretion to fund the delayed draw term loans, the Company’s liquidity would be further adversely affected. In addition, such occurrences could result in an event of default under such indebtedness and the potential acceleration of outstanding indebtedness thereunder and the potential foreclosure on the collateral securing such debt and would likely cause a cross-default under the Company’s other outstanding indebtedness or obligations.

If the Company’s liquidity improvement plan and the first quarter 2023 amendments to the Term Loan and the Revolving Credit Facility do not have the intended effect of addressing the Company’s liquidity problems through its review of strategic alternatives, including if the Company is unable to obtain future advances under the discretionary delayed draw term loans, the Company will continue to consider all strategic alternatives, including restructuring or refinancing its debt, seeking additional debt or equity capital, reducing or delaying the Company’s business activities and strategic initiatives, or selling assets, other strategic transactions and/or other measures, including obtaining relief under the U.S. Bankruptcy Code.

The Company’s continuation as a going concern is dependent upon its ability to successfully implement its liquidity improvement plan and obtain necessary debt or equity financing to address the Company’s liquidity challenges and continue operations until the Company returns to generating positive cash flow or is otherwise able to execute on a transaction pursuant to its review of strategic alternatives, including a potential sale of the Company.

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

As of December 31, 2022, we had a contingent liability for issued and outstanding standby letters of credit, generally issued to secure performance on customer contracts. As of December 31, 2022, we had $0.5 million of letters of credit under the Revolving Credit Facility sublimit and $0.4 million of outstanding cash collateralized standby letters of credit pursuant to a prior revolving credit facility with Wells Fargo Bank, National Association, and there were no amounts drawn upon these letters of credit. In addition, as of December 31, 2022, we had outstanding payment and performance surety bonds on projects of $59.2 million. Our subsidiaries also provide financial guarantees for certain contractual obligations in the ordinary course of business.

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

Our contracts may include several types of variable consideration, including change orders, rate true-up provisions, retainage, claims, incentives, penalties, and liquidated damages. We estimate the amount of revenue to be recognized on variable consideration using estimation methods that best predict the amount of consideration to which we expect to be entitled. We include variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based on an assessment of our anticipated performance and all information (historical, current, and forecasted) that is reasonably available. We update our estimate of the transaction price each reporting period and the effect of variable consideration on the transaction price is recognized as an adjustment to revenue on a cumulative catch-up basis. In circumstances where we cannot reasonably determine the outcome of a contract, we recognize revenue over time as the work is performed, but only to the extent of recoverable costs incurred (i.e., zero margin). A loss provision is recorded for the amount of any estimated unrecoverable costs in excess of total estimated revenue on a contract as soon as we become aware. We generally provide a limited warranty for a term of two years or less following completion of services performed under our contracts. Historically, warranty claims have not resulted in material costs incurred.

During the fourth quarter of 2022, we recognized increases in estimated costs at completion and related gross profit margins related to several projects in Jacksonville, Florida. The Company increased its prior estimates related to the costs of executing the contracts to completion, which led to a decrease in the recognized revenues to date under the percentage of completion revenue recognition methodology. As a result of these changes, net income for the year ended December 31, 2022 decreased by $7.8 million and basic and diluted earnings per share for the year ended December 31, 2022 decreased by $0.30 per share.

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

Goodwill and Other Intangible Assets.  Goodwill and indefinite-lived intangible assets are tested for impairment annually as of October 1 and whenever events or circumstances indicate that the carrying value may not be recoverable. Our indefinite-lived intangible asset consists of the Williams trade name. Our testing of goodwill for potential impairment involves the comparison of each reporting unit’s carrying value to its estimated fair value, which is determined using a combination of income, market and cost approaches.

For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. We use our internal forecasts to estimate future cash flows and include an estimate of long-term future growth rates based on our most recent views of the long-term outlook for our reporting unit. Under the market approach, the fair value is determined by utilizing comparative market multiples in the valuation estimates. The cost approach is based on the assumption that a prudent investor would pay no more for a security or asset than the amount at which it could be replaced or reproduced and is performed by estimating the replacement cost. The fair value of our Williams reporting unit exceeded book value on December 31, 2022.

Similarly, the testing of our trade names for potential impairment involves the comparison of the carrying value for each trade name to its estimated fair value, which is determined using the relief from royalty method.

Impairment write-downs are charged to results of operations in the period in which the impairment is determined. We recorded no impairment write-downs in 2022.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 was signed into law, making significant changes to the Internal Revenue Code. Such changes include, but are not limited to, a 15% corporate minimum income tax and a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022. While these tax law changes have no immediate effect and are not expected to have a material adverse effect on the Company’s results of operations going forward, the Company will continue to evaluate the Inflation Reduction Act’s impact as further information becomes available.

Insurance. The Company maintains insurance coverage for most insurable aspects of its business and operations. The Company’s insurance programs, including, but not limited to, health, general liability, and workers’ compensation, have varying coverage limits depending upon the type of insurance. We retain exposure to potential losses based on deductibles, coverage limits and retentions. For the year ended December 31, 2022 and 2021, insurance expense, including insurance premiums related to the excess claim coverage and claims incurred for continuing operations, was $6.4 million and $5.2 million, respectively.

The Company’s consolidated balance sheets include amounts representing its probable estimated liability related to insurance-related claims that are known and have been asserted against the Company, and for insurance-related claims that are believed to have been incurred but had not yet been reported as of December 31, 2022 and 2021. As of both December 31, 2022 and 2021, the Company provided $0.9 million in letters of credit and provided cash collateral of $1.5 million, as security for possible workers’ compensation claims.

Recently Adopted Accounting Pronouncements

The Company did not implement any new accounting pronouncements during the year ended December 31, 2022. However, the Company is currently evaluating the impact of future disclosures that may arise under recent SEC proposals.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rules 13a-15(e) or 15d-15(e) of the Exchange Act. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, under the supervision of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, the Company’s disclosure controls and procedures were not effective due to the material weaknesses described below. However, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the financial statements in this Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with GAAP.

Material Weakness in Internal Control Over Financial Reporting

We identified a material weakness in our internal control over financial reporting that existed as of December 31, 2022. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting. We have determined that we did not design and maintain effective user access controls to adequately restrict user access and the ability to modify financial data within certain financial applications, including ensuring appropriate segregation of duties relating to the preparation and review of journal entries in these financial applications. As part of closing our books for the second quarter of 2022, we identified immaterial errors that indicated an additional deficiency existed in the Company’s internal control over financial reporting. Specifically, we did not have controls designed effectively for the secondary reviews of potential loss accruals and approval of certain expenses. The foregoing control deficiencies did not result in a misstatement of the Company’s annual or interim consolidated financial statements. However, these control deficiencies could have resulted in misstatements of interim or annual consolidated financial statements and disclosures that may have been material. Therefore, management has concluded that: (1) each of the above control deficiencies constitutes a material weakness; and (2) in turn, the Company did not maintain effective internal control over financial reporting as of December 31, 2022.

Management’s Plan to Remediate the Material Weakness

Management has evaluated the material weakness described above and is in the process of updating its design and implementation of internal control over financial reporting to remediate the aforementioned material weakness and enhance the Company’s internal control environment. However, the implemented and enhanced controls have not operated for a sufficient period of time to demonstrate that the material weakness was remediated as of December 31, 2022. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in the Internal Control–Integrated Framework (2013). The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring. Based on this evaluation, our management concluded that the Company’s internal control over financial reporting as of December 31, 2022 was not effective due to the following material weakness that was identified by management:

●	We did not design and maintain effective user access controls to adequately restrict user access and the ability to modify financial data within certain financial applications, including ensuring appropriate segregation of duties relating to the preparation and review of journal entries in these financial applications.
●	We did not have controls designed effectively for the secondary reviews for approval of potential loss accruals and certain expenses.

The control deficiencies identified above did not result in a misstatement of the Company’s annual or interim consolidated financial statements. However, this control deficiency could have resulted in misstatements of interim or annual consolidated financial statements and disclosures that may have been material.

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

Changes in Internal Control over Financial Reporting

While we continue to implement design enhancements to our internal control procedures, we believe that, other than the changes described above regarding the ongoing remediation efforts, there were no changes to our internal control over financial reporting which were identified in connection with the evaluation required by Rules 13a-15(d) or 15d-15(d) under the Exchange Act during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by Item 10 with respect to our executive officers is included in Part I of this Form 10-K under the caption “Information about our Executive Officers”. The other information required by this Item is incorporated herein by reference to the information included under the captions “Proposal No. 1 – Election of Directors,” “Delinquent Section 16(a) Reports,” and “The Board, its Committees and its Compensation – Board Leadership Structure and Committee Composition” in our Proxy Statement for the 2023 Annual Meeting of Stockholders or to an amendment to this Annual Report on Form 10-K (“Form 10-K/A”), which we plan to file within 120 days after December 31, 2022, the end of our fiscal year.

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

Item 11. Executive Compensation.

The information required by Item 11 is incorporated by reference to the information included under the captions “Executive Compensation,” “The Board, its Committees and its Compensation – Director Compensation” and “The Board, its Committees and its Compensation – 2022 Director Compensation” in our Proxy Statement for the 2023 Annual Meeting of Stockholders or to the Form 10-K/A.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to the information included under the captions “Executive Compensation – Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2023 Annual Meeting of Stockholders or to the Form 10-K/A.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference to the information included under the captions “Certain Relationships and Related Transactions” and “The Board, its Committees and its Compensation – Director Independence” in our Proxy Statement for the 2023 Annual Meeting of Stockholders or to the Form 10-K/A.

Item 14.  Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference to the information included under the caption “Proposal No. 2 – Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2023 Annual Meeting of Stockholders or to the Form 10-K/A.

Part IV

Item 15.  Exhibits and Financial Statement Schedules.

Documents filed as part of this Report:

Financial Statements: The following reports of our independent accountants and our consolidated financial statements are set forth in the index beginning on page F-1:

●	Report of Independent Registered Public Accounting Firm (Moss Adams LLP, Dallas, Texas, PCAOB ID: 659)
●	Consolidated Balance Sheets as of December 31, 2022 and 2021
●	Consolidated Statements of Operations for the years ended December 31, 2022 and 2021
●	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2022 and 2021
●	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022 and 2021
●	Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021
●	Notes to the Consolidated Financial Statements

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

10.2	Short-Term Incentive Plan (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on February 26, 2013 and incorporated herein by reference).*
10.3	2015 Equity Incentive Plan (as amended and restated as of March 15, 2022) (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on May 17, 2022 and incorporated herein by reference).*
10.4	Executive Severance Plan, as Amended and Restated on August 19, 2015 (filed as Exhibit 10.2 to our Form 8 K filed with the Commission on September 25, 2015 and incorporated herein by reference).*
10.5

Employment Agreement, dated June 20, 2018, by and between the Company and Tracy D. Pagliara (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on June 26, 2018 and incorporated herein by reference).*

10.6

Employment Agreement, dated August 12, 2019, between the Company and Charles E. Wheelock (filed as Exhibit 10.5 to our Form 10-Q filed with the Commission on August 14, 2019 and incorporated herein by reference).*

10.7	Form of Restricted Shares Award Agreement (dated January 22, 2019) (filed as Exhibit 10.42 to our Form 10-K filed with the Commission on April 1, 2019 and incorporated herein by reference).*
10.8

Employment Agreement, dated September 30, 2019, between the Company and Randall R. Lay (filed as Exhibit 10.2 to our Form 10-Q filed with the Commission on November 14, 2019 and incorporated herein by reference).*

10.9	Form of Time-Based Award Agreement (March 31, 2020) (filed as Exhibit 10.4 to our Form 10-Q filed with the Commission on May 13, 2020 and incorporated herein by reference).*
10.10	Form of Performance-Based Award Agreement (March 31, 2020) (filed as Exhibit 10.20 to our Form 10-K filed with the Commission on March 31, 2021 and incorporated herein by reference).*
10.11

Term Loan, Guarantee and Security Agreement, dated December 16, 2020, among Williams Industrial Services Group Inc., as borrower, EICF Agent LLC, as agent, and the other credit parties party thereto (filed as Exhibit 10.24 to our Form 10-K filed with the Commission on March 31, 2021 and incorporated herein by reference).**

10.12

First Amendment to Term Loan, Guarantee and Security Agreement, dated as of June 30, 2022, by and among Williams Industrial Services Group Inc., Williams Industrial Services Group, L.L.C., Williams Industrial Services, LLC, Williams Specialty Services, LLC, Williams Plant Services, LLC, Williams Global Services, Inc., and Construction & Maintenance Professionals, LLC, as borrowers, Global Power Professional Services Inc., GPEG, LLC, Steam Enterprises LLC, WISG Canada Ltd., WISG Nuclear Ltd., and WISG Electrical Ltd., as guarantors, and EICF Agent LLC, as agent, and the lenders party thereto (filed as Exhibit 10.2 to our Form 10-Q filed with the Commission on August 11, 2022 and incorporated herein by reference).

10.13

Second Amendment to Term Loan, Guarantee and Security Agreement, dated as of December 30, 2022, by and among Williams Industrial Services Group Inc., Williams Industrial Services Group, L.L.C., Williams Industrial Services, LLC, Williams Specialty Services, LLC, Williams Plant Services, LLC, Williams Global Services, Inc., and Construction & Maintenance Professionals, LLC, as borrowers, Global Power Professional Services Inc., GPEG, LLC, Steam Enterprises LLC, WISG Canada Ltd., WISG Nuclear Ltd., WISG Electrical Ltd. and WISG Electrical, LLC, as guarantors, and EICF Agent LLC, as agent, and the lenders party thereto.♦**

10.14

Third Amendment to Term Loan, Guarantee and Security Agreement, dated as of January 9, 2023, by and among Williams Industrial Services Group Inc., Williams Industrial Services Group, L.L.C., Williams Industrial Services, LLC, Williams Specialty Services, LLC, Williams Plant Services, LLC, Williams Global Services, Inc., and Construction & Maintenance Professionals, LLC, as borrowers, Global Power Professional Services Inc., GPEG, LLC, Steam Enterprises LLC, WISG Canada Ltd., WISG Nuclear Ltd., WISG Electrical Ltd. and WISG Electrical, LLC, as guarantors, and EICF Agent LLC, as agent, and the lenders party thereto.♦**

10.15

Fourth Amendment to Term Loan, Guarantee and Security Agreement, dated as of February 24, 2023, by and among Williams Industrial Services Group Inc., Williams Industrial Services Group, L.L.C., Williams Industrial Services, LLC, Williams Specialty Services, LLC, Williams Plant Services, LLC, Williams Global Services, Inc., and Construction & Maintenance Professionals, LLC, as borrowers, Global Power Professional Services Inc., GPEG, LLC, Steam Enterprises LLC, WISG Canada Ltd., WISG Nuclear Ltd., WISG Electrical Ltd. and WISG Electrical, LLC, as guarantors, and EICF Agent LLC, as agent, and the lenders party thereto.♦**

10.16

Revolving Credit and Security Agreement, dated December 16, 2020, among Williams Industrial Services Group Inc., Williams Industrial Services Group, L.L.C., Williams Industrial Services, LLC, Williams Specialty Services, LLC, Williams Plant Services, LLC, Williams Global Services, Inc., and Construction & Maintenance Professionals, LLC, as borrowers, Global Power Professional Services Inc., GPEG, LLC, Steam Enterprises LLC, WISG Canada Ltd., WISG Nuclear Ltd. and WISG Electrical Ltd., as guarantors, and PNC Bank, National Association, as agent, and the lenders party thereto (filed as Exhibit 10.25 to our Form 10-K filed with the Commission on March 31, 2021 and incorporated herein by reference).**

10.17

First Amendment to Revolving Credit and Security Agreement, dated as of June 30, 2022, by and among Williams Industrial Services Group Inc., Williams Industrial Services Group, L.L.C., Williams Industrial Services, LLC, Williams Specialty Services, LLC, Williams Plant Services, LLC, Williams Global Services, Inc., and Construction & Maintenance Professionals, LLC, as borrowers, Global Power Professional Services Inc., GPEG, LLC, Steam Enterprises LLC, WISG Canada Ltd., WISG Nuclear Ltd. and WISG Electrical Ltd., as guarantors, and PNC Bank, National Association, as agent, and the lenders party thereto (filed as Exhibit 10.3 to our Form 10-Q filed with the Commission on August 11, 2022 and incorporated herein by reference).**

10.18

Second Amendment, Joinder and Waiver to Revolving Credit and Security Agreement, dated as of October 7, 2022, by and among Williams Industrial Services Group Inc., Williams Industrial Services Group, L.L.C., Williams Industrial Services, LLC, Williams Specialty Services, LLC, Williams Plant Services, LLC, Williams Global Services, Inc., Construction & Maintenance Professionals, LLC, and WISG Electrical, LLC, as borrowers, Global Power Professional Services Inc., GPEG, LLC, Steam Enterprises LLC, WISG Canada Ltd., WISG Nuclear Ltd. and WISG Electrical Ltd., as guarantors, and PNC Bank, National Association, as agent, and the lenders party thereto (filed as Exhibit 10.3 to our Form 10-Q filed with the Commission on November 14, 2022 and incorporated herein by reference).**

10.19

Third Amendment to Revolving Credit and Security Agreement, dated as of January 9, 2023, by and among Williams Industrial Services Group Inc., Williams Industrial Services Group, L.L.C., Williams Industrial Services, LLC, Williams Specialty Services, LLC, Williams Plant Services, LLC, Williams Global Services, Inc., Construction & Maintenance Professionals, LLC, and WISG Electrical, LLC, as borrowers, Global Power Professional Services Inc., GPEG, LLC, Steam Enterprises LLC, WISG Canada Ltd., WISG Nuclear Ltd. and WISG Electrical Ltd., as guarantors, and PNC Bank, National Association, as agent, and the lenders party thereto.♦**

10.20

Consent and Fourth Amendment to Revolving Credit and Security Agreement, dated as of February 24, 2023, by and among Williams Industrial Services Group Inc., Williams Industrial Services Group, L.L.C., Williams Industrial Services, LLC, Williams Specialty Services, LLC, Williams Plant Services, LLC, Williams Global Services, Inc., Construction & Maintenance Professionals, LLC, and WISG Electrical, LLC, as borrowers, Global Power Professional Services Inc., GPEG, LLC, Steam Enterprises LLC, WISG Canada Ltd., WISG Nuclear Ltd. and WISG Electrical Ltd., as guarantors, and PNC Bank, National Association, as agent, and the lenders party thereto.♦**

10.21	Form of Time-Based Unit Agreement (March 31, 2021) (filed as Exhibit 10.1 to our Form 10-Q filed with the Commission on May 19, 2021 and incorporated herein by reference).*
10.22	Form of Performance-Based Award Agreement (March 31, 2021) (filed as Exhibit 10.2 to our Form 10-Q filed with the Commission on May 19, 2021 and incorporated herein by reference).*

10.23

Employment Agreement, dated November 15, 2021, between the Company and Damien Vassall (filed as Exhibit 10.1 to our Form 10-Q filed with the Commission on November 17, 2021 and incorporated herein by reference).*

10.24	Form of Restricted Shares Award Agreement (Non-Employee Directors) (2022) (filed as Exhibit 10.23 to our Form 10-K filed with the Commission on March 16, 2022 and incorporated herein by reference).*
10.25	Form of Time-Based Restricted Share Unit Agreement (2022) (filed as Exhibit 10.2 to our Form 10-Q filed with the Commission on May 12, 2022 and incorporated herein by reference).*
10.26	Form of Performance-Based Restricted Share Unit Agreement (2022) (filed as Exhibit 10.3 to our Form 10-Q filed with the Commission on May 12, 2022 and incorporated herein by reference).*
10.27	Unsecured Promissory Note, dated January 9, 2023, by and among Williams Industrial Services Group Inc. and Wynnefield Partners Small Cap Value, LP.♦
10.28	Unsecured Promissory Note, dated January 9, 2023, by and among Williams Industrial Services Group Inc. and Wynnefield Partners Small Cap Value, LP I.♦
21.1	Subsidiaries of the Company.♦
23.1	Consent of Independent Registered Public Accounting Firm (Moss Adams LLP).♦
24.1	Powers of Attorney for our directors and certain executive officers (included on signature page).♦
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.♦
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.♦
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101

The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.♦

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

Dated: March 31, 2023

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

r
NAME	TITLE	DATE

/s/ Tracy D. Pagliara	Chief Executive Officer, President and Director (Principal Executive Officer)	March 31, 2023
Tracy D. Pagliara

/s/ Damien A. Vassall	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2023
Damien A. Vassall

/s/ Robert B. Mills	Director and Chairman of the Board	March 31, 2023
Robert B. Mills

/s/ DAVID A. B. BROWN	Director	March 31, 2023
David A. B. Brown

/s/ STEVEN D. DAVIS	Director	March 31, 2023
Steven D. Davis

/s/ LINDA A. GOODSPEED	Director	March 31, 2023
Linda A. Goodspeed

/s/ NELSON OBUS	Director	March 31, 2023
Nelson Obus

/s/ Mitchell I. Quain	Director	March 31, 2023
Mitchell I. Quain

Item 8. Financial Statements and Supplementary Data

Williams Industrial Services Group Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Williams Industrial Services Group Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Williams Industrial Services Group, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has liquidity constraints that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinions

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition Under Percentage of Completion Accounting

As described in Note 3 and 10, the Company has fixed-price contracts which generally include a single performance obligation for which revenue is recognized over time, as performance obligations are satisfied, due to the continuous transfer of control to the customer. The Company recognizes revenues for fixed-price contracts over the contract term (over time) as construction work progresses. The accounting for these contracts involves judgement as it relates to determining total estimated revenue (transaction price) and estimating total costs to be incurred at contract completion. Costs of operations are typically recognized as incurred, and the Company’s revenues, including estimated profits, are recorded proportionately as costs are incurred based on the ratio of costs incurred to date to the total estimated costs at completion for the respective performance obligations. Assumptions as to the occurrence of future events and the likelihood and amount of variable consideration, including the impact of change orders, rate true-up provisions, retainage, penalties, and liquidated damages are made during the contract performance period (collectively referred to as variable consideration). The Company estimates variable consideration at the most likely amount it expects to receive and includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.

Given the significant judgement necessary to account for the Company’s fixed-price contracts including total costs to be incurred at contract completion and variable consideration, which are complex and subject to many variables, auditing the corresponding balances and related accounting estimates required extensive audit effort due to the complexity of these estimates, and a high degree of auditor judgment when performing audit procedures and evaluating the results of those procedures.

The primary procedures we performed to address this critical audit matter included:

●Testing a selection of fixed-price contracts focusing on risk-based characteristics. We evaluated the assumptions and judgments underlying the accounting for these significant contracts as follows:Compared management’s estimated costs to complete to historical contract performance relative to overall contractual commitments and estimated gross margin at December 31, 2022.
o	Compared management’s estimated costs to complete to historical contract performance relative to overall contractual commitments and estimated gross margin at December 31, 2022.
o	Compared a sample of material and labor costs to underlying third party invoices and payroll records.
o	Performed an analysis at the contract level comparing actual gross profit to prior year estimated gross profit for the same contract to evaluate management’s ability to estimate costs and variable consideration.
o	Confirmed contract terms and applicable balances with direct correspondence with the Company’s customers and performed alternative procedures for confirmations not replied to which included the review of contracts, purchase orders and cash receipts.

Valuation of Goodwill and Indefinite Lived Intangibles

As described in note 3 and 7, goodwill and indefinite lived intangibles are tested for impairment annually the Company at the reporting unit level unless an interim test is required due to the presence of indicators that goodwill and indefinite lived intangibles may be impaired. Significant judgment is required by management in determining if impairment is present and at what amount. The impairment test requires management to make significant assumptions to estimate the fair value of each reporting unit. Fair value is estimated by management based on a combination of income and market approaches.

Given these factors, auditing management’s quantitative impairment tests for goodwill and indefinite lived intangible assets required a high degree of auditor judgment and increased extent of effort, including the need to involve our valuation specialists.

The primary procedures we performed to address this critical audit matter included:

●Evaluated management's ability to accurately forecast future cash flows by comparing actual results to management's historical forecasts;
●Evaluated management’s projected revenues and cash flows by comparing the projections to the underlying business strategies and growth plans and performed a sensitivity analysis related to the key inputs to projected cash flows, including revenue growth rates, to evaluate the changes in the fair value of the reporting unit that would result from changes in assumptions; and
●Involving our valuation specialists to assist in evaluating (i) the appropriateness of the Company’s discounted cash flow method (ii) the reasonableness of management’s significant assumption related to the discount rates and (iii) reasonableness by management in determining the comparability of comparable public company multiples and precedent transactions.

/s/ Moss Adams LLP

Dallas, Texas

March 31, 2023

We have served as the Company’s auditor since 2017.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except share data)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$495	$2,482
Restricted cash	468	468
Accounts receivable, net of allowance of $273 and $427, respectively	31,033	35,204
Contract assets	12,812	12,683
Other current assets	6,258	11,049
Total current assets	51,066	61,886

Property, plant and equipment, net	1,257	653
Goodwill	35,400	35,400
Intangible assets	12,500	12,500
Other long-term assets	8,275	5,712
Total assets	$108,498	$116,151

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,041	$12,168
Accrued compensation and benefits	8,566	12,388
Contract liabilities	6,242	3,412
Short-term borrowings	17,399	676
Current portion of long-term debt	—	1,050
Other current liabilities	5,710	11,017
Current liabilities of discontinued operations	110	316
Total current liabilities	50,068	41,027
Long-term debt, net	23,360	30,328
Deferred tax liabilities	2,268	2,442
Other long-term liabilities	4,925	1,647
Long-term liabilities of discontinued operations	3,479	4,250
Total liabilities	84,100	79,694
Commitments and contingencies (Note 11, 14, and 15)
Stockholders’ equity:
Common stock, $0.01 par value, 170,000,000 shares authorized and 26,865,064 and 26,408,789 shares issued, respectively, and 26,543,391 and 25,939,621 shares outstanding, respectively	264	261
Paid-in capital	94,151	92,227
Accumulated other comprehensive loss	(404)	(95)
Accumulated deficit	(69,608)	(55,930)
Treasury stock, at par (321,673 and 469,168 common shares, respectively)	(5)	(6)
Total stockholders’ equity	24,398	36,457
Total liabilities and stockholders’ equity	$108,498	$116,151

The accompanying notes are an integral part of these consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in thousands, except per share data)	2022	2021
Revenue	$238,119	$304,946
Cost of revenue	231,071	273,520

Gross profit	7,048	31,426

Selling and marketing expenses	1,365	950
General and administrative expenses	25,640	23,409
Depreciation and amortization expense	230	190
Total operating expenses	27,235	24,549

Operating income (loss)	(20,187)	6,877

Interest expense, net	5,509	5,001
Other income, net	(11,474)	(1,619)
Total other (income) expense, net	(5,965)	3,382

Income (loss) from continuing operations before income tax expense	(14,222)	3,495
Income tax expense (benefit)	(49)	793
Income (loss) from continuing operations	(14,173)	2,702

Income (loss) from discontinued operations before income tax expense	(140)	172
Income tax expense (benefit)	(635)	131
Income from discontinued operations	495	41

Net income (loss)	$(13,678)	$2,743

Basic earnings (loss) per common share
Income (loss) from continuing operations	$(0.54)	$0.11
Income from discontinued operations	0.01	—
Basic earnings (loss) per common share	$(0.53)	$0.11

Diluted earnings (loss) per common share
Income (loss) from continuing operations	$(0.54)	$0.10
Income from discontinued operations	0.01	—
Diluted earnings (loss) per common share	$(0.53)	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(in thousands)	2022	2021
Net income (loss)	$(13,678)	$2,743
Foreign currency translation adjustment	(309)	(123)
Comprehensive income	$(13,987)	$2,620

The accompanying notes are an integral part of these consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
	Common Shares			Other
	$0.01 Per Share		Paid-in	Comprehensive	Accumulated	Treasury Shares
(in thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Total
Balance, December 31, 2020	25,926,333	$256	$90,292	$28	$(58,673)	(589,891)	$(8)	$31,895
Issuance of restricted stock awards	164,388	-	-	-	-	-	-	-
Issuance of restricted stock units	318,068	4	-	-	-	120,723	2	6
Tax withholding on restricted stock units	-	1	(559)	-	-	-	-	(558)
Share-based compensation	-	-	2,494	-	-	-	-	2,494
Foreign currency translation	-	-	-	(123)	-	-	-	(123)
Net income	-	-	-	-	2,743	-	-	2,743
Balance, December 31, 2021	26,408,789	$261	$92,227	$(95)	$(55,930)	(469,168)	$(6)	$36,457
Issuance of restricted stock awards	291,894	-	-	-	-	-	-	-
Issuance of restricted stock units	164,381	-	-	-	-	147,495	-	-
Tax withholding on restricted stock units	-	3	(229)	-	-	-	1	(225)
Share-based compensation	-	-	2,153	-	-	-	-	2,153
Foreign currency translation	-	-	-	(309)	-	-	-	(309)
Net loss	-	-	-	-	(13,678)	-	-	(13,678)
Balance, December 31, 2022	26,865,064	$264	$94,151	$(404)	$(69,608)	(321,673)	$(5)	$24,398

The accompanying notes are an integral part of these consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in thousands)	2022	2021
Operating activities:
Net income (loss)	$(13,678)	$2,743
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Net income from discontinued operations	(495)	(41)
Deferred income tax provision (benefit)	(174)	2
Depreciation and amortization on plant, property and equipment	230	190
Amortization of deferred financing costs	831	831
Amortization of debt discount	200	200
Bad debt expense	19	77
Stock-based compensation	1,708	3,045
Paid-in-kind interest	176	—
Changes in operating assets and liabilities:
Accounts receivable	3,818	(7,826)
Contract assets	(173)	(4,700)
Other current assets	4,514	(4,682)
Other assets	(2,889)	(337)
Accounts payable	(49)	5,860
Accrued and other liabilities	(5,073)	(538)
Contract liabilities	2,831	879
Net cash used in operating activities, continuing operations	(8,204)	(4,297)
Net cash used in operating activities, discontinued operations	(481)	(200)
Net cash used in operating activities	(8,685)	(4,497)
Investing activities:
Purchase of property, plant and equipment	(834)	(538)
Net cash used in investing activities	(834)	(538)
Financing activities:
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(226)	(554)
Proceeds from short-term borrowings	282,030	289,379
Repayments of short-term borrowings	(265,307)	(289,055)
Repayments of long-term debt	(8,844)	(1,050)
Net cash (used in) provided by financing activities	7,653	(1,280)
Effect of exchange rate change on cash	(121)	81
Net change in cash, cash equivalents and restricted cash	(1,987)	(6,234)
Cash, cash equivalents and restricted cash, beginning of year	2,950	9,184
Cash, cash equivalents and restricted cash, end of year	$963	$2,950

Supplemental Disclosures:
Cash paid for interest	$3,018	$3,674
Cash paid for income taxes, net of refunds	$—	$2,128

The accompanying notes are an integral part of these consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—BUSINESS AND ORGANIZATION

Effective June 29, 2018, Global Power Equipment Group Inc. changed its name to Williams Industrial Services Group Inc. (together with its wholly owned subsidiaries, “Williams,” the “Company,” “we,” “us” or “our,” unless the context indicates otherwise) to better align its name with the Williams business, and its stock trades on the NYSE American LLC (the “NYSE American”) under the ticker symbol “WLMS.” Williams has been safely helping plant owners and operators enhance asset value for more than 50 years. It provides a broad range of construction, maintenance, and support services to customers in energy, power, and industrial end markets. Williams’ mission is to be the preferred provider of construction, maintenance, and specialty services through commitment to superior safety performance, focus on innovation, and dedication to delivering unsurpassed value to its customers. The Company’s corporate headquarters are located in Atlanta, Georgia.

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

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—LIQUIDITY

The Company’s consolidated financial statements have been prepared on a going concern basis, which assumes that it will be able to meet its obligations and continue its operations during the twelve month period following the issuance of this Form 10-K. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. The Company had negative cash flows from operations during 2022. These negative cash flows were primarily a consequence of the four factors described in the paragraph below. The Company anticipates that it will continue to experience periodic constraints on its liquidity as a result of the cash flow requirements of specific projects through the third quarter 2023, and is taking steps (listed below) expected to strengthen operating results in order to improve its liquidity. Such constraints on liquidity have negatively affected the Company’s ability to remain in compliance with its debt covenants, and, accordingly, the Company entered into two separate amendments to each of the Revolving Credit Facility (as defined below) and Term Loan (as defined below) in the third and fourth quarters of 2022, and an additional two separate amendments to such agreements during the first quarter of 2023. The first two amendments, among other things, revised certain terms contained in the Term Loan and the Revolving Credit Facility, respectively, and deferred principal payments on the Term Loan due on January 1, 2023 to January 9, 2023. The third and fourth amendments entered into during the first quarter of 2023, among other things, revised certain terms contained in the Term Loan and the Revolving Credit Facility and provided for delayed draw term loans under the Term Loan in an aggregate principal amount of $1.5 million, which were funded at the time the amendment was signed, and discretionary delayed draw term loans in an aggregate principal amount of $3.5 million, which will be funded at the lenders’ discretion. During the first quarter of 2023, the Company also issued two unsecured promissory notes (“Wynnefield Notes”)  in favor of the Wynnefield Lenders (as defined below) in an aggregate principal amount of $400,000 and $350,000, respectively.

In connection with the preparation of the consolidated financial statements, management assessed the Company’s financial condition and concluded that the following primary factors, taken in the aggregate, raised substantial doubt regarding the Company’s ability to continue as a going concern for the twelve-month period following the issuance of this Form 10-K.

●	Significant losses incurred on a number of fixed price contracts in the Company’s Florida water business, which have been the subject of prior disclosures.
●	Start-up costs related to the Company’s entry into the transmission and distribution market, which have utilized cash resources and, while ultimately anticipated to benefit the Company’s business, have negatively impacted liquidity.
●	Failure to convert pipeline opportunities into revenue, which have had the effect of delaying the Company’s receipt of cash from such opportunities.
●	Delays in collecting cash receipts from customers.

To address the negative cash flows in the Company’s business, the Company has developed a liquidity plan, the implementation of which management believes will alleviate the substantial doubt about the Company’s ability to continue as a going concern during the twelve-month period following the issuance of this Form 10-K.  The liquidity plan included the Company entering into four amendments to the Term Loan and the Revolving Credit Facility, and issuing two unsecured promissory notes. The liquidity plan will continue to be refined as circumstances dictate, contemplates the following key elements, in which the Company will:

●	Exit non-performing businesses, including those in the transmission and distribution market and water market;
●	Lower the cost of services by removing nonbillable expenses that cannot be recovered;
●	Aggressively reduce operating expenses; and

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

●	Shorten the collection cycle time on the Company’s accounts receivable and lengthen the payment cycle time on its accounts payable.

The Company has continued to experience material intra-week liquidity pressure as it has attempted to manage the short-term negative cash flows that result from, among other things, having to fund significant weekly craft labor payrolls on large outage projects before those payrolls can be billed to the Company’s customers and collected. Although the Company has utilized the Revolving Credit Agreement to address such time period negative cash flows, contract terms restricting customer invoicing frequency, delays in customer payments, and underlying surety bonds have negatively impacted the Company’s borrowing base and the availability of funds.

A variety of factors can affect the Company’s short- and long-term liquidity, the impact of which could be material, including, but not limited to: the funding of certain of the Company’s previously disclosed loss-contracts; cash required for funding ongoing operations and projects; matters relating to the Company’s contracts, including contracts billed based on milestones that may require the Company to incur significant expenditures prior to collections from its customers and others that allow for significant upfront billing at the beginning of a project, which temporarily increases liquidity in the near term; the outcome of potential contract disputes, which may be significant; payment collection issues, including those caused by economic slowdowns or other factors which can lead to credit deterioration of the Company’s customers; required payments of interest under the Term Loan Agreement and the Revolving Credit Agreement and on the Company’s operating and finance leases; pension obligations requiring annual contributions to multiemployer pension plans; insurance coverage for contracts that require the Company to indemnify third parties; and issuances of letters of credit.

The Company believes that the February 24, 2023 amendments to the Term Loan and the Revolving Credit Facility will, if the discretionary delayed draw term loans under the Term Loan are advanced, provide much needed support to the Company’s ongoing operations and may permit the Company to operate while it continues to engage in its process to explore strategic alternatives to maximize value for the Company and its shareholders or other stakeholders, but additional liquidity support may be necessary. The Company has not disclosed a timetable for the conclusion of its review of strategic alternatives, nor has it made any decisions related to any further actions or possible strategic alternatives at this time. The Company does not intend to comment on the details of its review of strategic alternatives until it determines that further disclosure is appropriate or necessary.

If the Company is unable to address any potential liquidity shortfalls that may arise in the future, it will need to seek additional funding from third party sources, which may not be available on reasonable terms, if at all, and the Company’s inability to obtain this capital or execute an alternative solution to its liquidity needs could have a material adverse effect on the Company’s shareholders and creditors. Importantly, any such additional funding could only be obtained in compliance with the restrictions contained in the agreements governing the Company’s existing indebtedness. If the Company is unable to comply with its covenants under its indebtedness, or otherwise is unable to meet its obligations under such indebtedness, or the lenders under the Term Loan do not exercise their discretion to fund the delayed draw term loans, the Company’s liquidity would be further adversely affected In addition, such occurrences could result in an event of default under such indebtedness and the potential acceleration of outstanding indebtedness thereunder and the potential foreclosure on the collateral securing such debt and would likely cause a cross-default under the Company’s other outstanding indebtedness or obligations.

If the Company’s liquidity improvement plan and the first quarter 2023 amendments to the Term Loan and the Revolving Credit Facility do not have the intended effect of addressing the Company’s liquidity problems through its review of strategic alternatives, including if the Company is unable to obtain future advances under the discretionary delayed draw term loans, the Company will continue to consider all strategic alternatives, including restructuring or refinancing its debt, seeking additional debt or equity capital, reducing or delaying the Company’s business activities and strategic initiatives, or selling assets, other strategic transactions and/or other measures, including obtaining relief under the U.S. Bankruptcy Code.

In 2022, the Company’s principal sources of liquidity were borrowings under the Revolving Credit Facility and efforts to effectively manage its working capital. The Company continues to monitor its liquidity and capital resources closely. If market conditions were to change, and revenue is reduced or operating costs either increased or could not be reduced as contemplated by the Company’s liquidity plan, cash flows and liquidity could be materially negatively impacted.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s continuation as a going concern is dependent upon its ability to successfully implement its liquidity improvement plan and obtain necessary debt or equity financing to address the Company’s liquidity challenges and continue operations until the Company returns to generating positive cash flow or is otherwise able to execute on a transaction pursuant to its review of strategic alternatives, including a potential sale of the Company.

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

In 2017, the Company formed a limited liability company (“LLC”) with an unrelated third party for the execution of a nuclear plant construction project. The Company has a 25 percent participation interest in this LLC, with distribution of expected gains and losses being proportionate to its participation interest. Although the LLC holds the construction contract with the client, the services required by the contract are performed by either the LLC, the Company, or the other member of the LLC, or by other subcontractors under subcontracting agreements with the LLC. The Company accounts for its investment in this LLC using the equity method. The Company’s investment in this LLC was $1.9 million and $2.5 million as of December 31, 2022 and 2021, respectively, and was included in other long-term assets on the consolidated balance sheets. Accounts receivable related to work performed for the Company’s unconsolidated investment in the LLC, included in accounts receivable, net, on the consolidated balance sheets, was $4.8 million and $4.6 million as of December 31, 2022 and 2021, respectively. The Company’s pro-rata share of net income from the LLC was $0.2 million and $0.7 million for the years ended December 31, 2022 and 2021, respectively, and was included in other (income) expense, net, on the consolidated statements of operations. In addition, the Company received a dividend in 2022 of $0.8 million for the period ended December 31, 2021 but did not receive a dividend for the period ended on December 31, 2022.

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

Unless otherwise specified, the financial information presented in the accompanying financial statements and following notes relates to the Company’s continuing operations; it excludes any results of its discontinued operations. For additional information, please refer to “Note 5—Changes in Business” for financial information on the Company’s discontinued operations.

Segment and Geographic Information:  The Company determines its reportable segments in accordance with Accounting Standards Codification (“ASC”) 280—Segment Reporting. The Company’s operating segments engage in business activities from which it may earn revenues and incur expenses and for which discrete information is available. Operating results for the operating segments are regularly reviewed by the Company’s chief operating decision maker to make decisions about resources to be allocated to the segment and to assess performance. Operating segments are aggregated for reporting purposes when the operating segments are identified as similar in accordance with the basic principles and aggregation criteria in the accounting standards. As a result of the Company’s decision to exit and sell its Mechanical Solutions and Electrical Solutions segments, the Company’s chief operating decision maker reviews financial information on a company-wide basis. Therefore, as of each of December 31, 2022 and 2021, the Company reports on a single reporting segment basis.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company uses operating income (loss) to compare and evaluate its financial performance. For the year ended December 31, 2022, the Company earned 97.7% and 2.3% of its revenue in the U.S. and Canada, respectively. For the year ended December 31, 2021, the Company earned 88.1% and 11.9% of its revenue in the U.S. and Canada, respectively.

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

The Company’s contracts may include several types of variable consideration, including change orders, rate true-up provisions, retainage, claims, incentives, penalties, and liquidated damages. The Company estimates the amount of revenue to be recognized on variable consideration using estimation methods that best predict the amount of consideration to which the Company expects to be entitled. The Company includes variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is resolved. The Company’s estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based on an assessment of its anticipated performance and all information (historical, current, and forecasted) that is reasonably available. The Company updates its estimate of the transaction price each reporting period and the effect of variable consideration on the transaction price is recognized as an adjustment to revenue on a cumulative catch-up basis. In circumstances where the Company cannot reasonably determine the outcome of a contract, it recognizes revenue over time as the work is performed, but only to the extent of recoverable costs incurred (i.e., zero margin). A loss provision is recorded for the amount of any estimated unrecoverable costs in excess of total estimated revenue on a contract as soon as the Company becomes aware. The Company generally provides a limited warranty for a term of two years or less following completion of services performed under its contracts. Historically, warranty claims have not resulted in material costs incurred.

During the year ended December 31, 2022, the Company recognized increases in estimated costs at completion and related gross profit margins related to several projects in Jacksonville, Florida. The Company increased its prior estimates related to the costs of executing the contracts to completion, which led to a decrease in the recognized revenues to date under the percentage of completion revenue recognition methodology. As a result of these changes, net income for the year ended December 31, 2022 decreased by $7,781,220, and basic and diluted earnings per share for the year ended December 31, 2022 decreased by $0.30 per share.

Cash and Cash Equivalents:  Cash and cash equivalents include cash on hand and on deposit with initial maturities of three months or less. As of December 31, 2022, the Company held $0.3 million of its operating cash balance in U.S. bank accounts and $0.2 million in Canadian bank accounts.

Restricted Cash:  Restricted cash as of each of December 31, 2022 and 2021 consisted of $0.5 million, held in escrow for certain indemnities as claims on a divested subsidiary.

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

The Company’s testing of goodwill for potential impairment involves the comparison of a reporting unit’s carrying value to its estimated fair value, which is determined using the income approach, the market approach and the cost approach. Similarly, the testing of the Company’s trade name for potential impairment involves the comparison of the carrying value of the trade name to its estimated fair value, which is determined using the relief from royalty method. If the carrying value of goodwill or the trade name is deemed to be unrecoverable, the excess of the carrying value over the estimated fair value is charged to results of operations in the period in which the impairment is determined. The Company did not have any impairment write-downs in 2022.

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

Stock-Based Compensation Expense:  The Company measures and recognizes stock-based compensation expense based on the estimated fair value of the stock award on the date of grant. Vesting of stock awards is based on certain service, performance, and market conditions (or service only conditions) over a one to three-year period. For all awards with graded vesting, other than awards with performance-based vesting conditions, the Company records compensation expense for the entire award on a straight-line basis over the requisite service period. For graded-vesting awards with performance-based vesting conditions, total compensation expense is recognized over the requisite service period for each separately vesting tranche of the award as if the award is, in substance, multiple awards once performance criteria are set. For market-based awards that cliff vest, total compensation expense is recorded on a straight-line basis over the requisite performance period. The Company recognizes stock-based compensation expense related to performance-based and market-based awards based upon its determination of the potential likelihood of achievement of the specified performance conditions at each reporting date. Stock-based compensation expense is primarily included in general and administrative expenses in the consolidated statements of operations.

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

Adoption of New Accounting Pronouncements

The Company did not implement any new accounting pronouncements during 2022. However, the Company is currently evaluating the impact of future disclosures that may arise under recent SEC proposals.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—LEASES

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

On September 2, 2021, the Company made the decision to relocate its corporate headquarters to Atlanta, Georgia and entered into a ten-year lease agreement. The Company completed its relocation in March 2022. The lease is presented as a right-of-use asset and lease liability and the lease liability amounts to $3.3 million with a present value of $2.2 million over a ten-year term. If the Company defaults, the landlord has the right to use the security deposit for rent or other payments due to other damages, injury, expense or liability as defined in the lease agreement. Although the security deposit shall be deemed the property of the landlord, any remaining balance of the security deposit shall be returned by the landlord to the Company after termination of the lease as the Company’s obligations under the lease have been fulfilled. The Company subleased a portion of its former office space and collected $59,000 of sublease income during 2022.

The components of lease expense for the years ended December 31, 2022 and 2021 were as follows:

Lease Cost/(Sublease Income) (in thousands)	2022	2021
Operating lease cost	$2,202	$2,263
Short-term lease cost	7,140	3,813
Sublease income	(59)	(20)
Total lease cost	$9,283	$6,056

Lease cost related to finance leases was not significant for the year ended December 31, 2022.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information related to the Company’s right-of-use assets and lease liabilities for the years ended December 31, 2022 and 2021 was as follows:

Lease Assets/Liabilities (in thousands)	Balance Sheet Classification	2022	2021
Lease Assets
Right-of-use assets	Other long-term assets	$4,223	$1,527

Lease Liabilities
Short-term lease liabilities	Other current liabilities	$1,603	$1,606
Long-term lease liabilities	Other long-term liabilities	3,010	511
Total lease liabilities		$4,613	$2,117

Supplemental information related to the Company’s leases for the years ended December 31, 2022 and 2021 are as follows:

(dollars in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used by operating leases	$2,368	$2,433
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,598	$2,020
Weighted-average remaining lease term - operating leases	5.15 years	1.36 years
Weighted-average remaining lease term - finance leases	1.23 years	2.23 years
Weighted-average discount rate - operating leases	9%	9%
Weighted-average discount rate - finance leases	9%	9%

Total remaining lease payments under the Company’s operating and finance leases for the year ended December 31, 2022 are as follows:

	Operating Leases	Finance Leases

Year Ended December 31,	(in thousands)
2023	$1,913	$6
2024	1,034	1
2025	562	—
2026	435	—
2027	391	—
Thereafter	1,483	—
Total lease payments	$5,818	$7
Less: interest	(1,212)	—
Present value of lease liabilities	$4,606	$7

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

As of each of December 31, 2022 and 2021, the Company did not have any assets related to its Electrical and Mechanical Solutions’ discontinued operations. The following table presents a reconciliation of the carrying amounts of major classes of liabilities of Electrical and Mechanical Solutions’ discontinued operations:

	December 31,
(in thousands)	2022	2021
Liabilities:
Current liabilities of discontinued operations	$110	$316
Liability for pension obligation	2,244	2,368
Liability for uncertain tax positions	1,235	1,882
Long-term liabilities of discontinued operations	3,479	4,250
Total liabilities of discontinued operations	$3,589	$4,566

The following table presents a reconciliation of the major classes of line items constituting the net income (loss) from discontinued operations. In accordance with GAAP, the amounts in the table below do not include an allocation of corporate overhead.

	Year Ended December 31,
(in thousands)	2022	2021
General and administrative expenses	$3	$40
Loss (gain) on disposal - Electrical Solutions	17	(288)
Interest expense	120	76
Income (loss) from discontinued operations before income taxes	(140)	172
Income tax expense (benefit)	(635)	131
Income from discontinued operations	$495	$41

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—PROPERTY, PLANT AND EQUIPMENT

The Company’s property, plant, and equipment balances, by significant asset category, were as follows:

	Estimated	December 31,
($ in thousands)	Useful Lives	2022	2021
Buildings and improvements	5 - 39 years	$669	$495
Machinery and equipment	3 - 12 years	5,154	4,663
Furniture and fixtures	2 - 10 years	8,818	8,695
Capital lease assets	5 years	16	21
		14,657	13,874
Less accumulated depreciation		(13,400)	(13,221)
Property, plant and equipment, net		$1,257	$653

Depreciation expense was approximately $0.2 million for each of the years ended December 31, 2022 and 2021. No impairment charges on property, plant and equipment were recognized for the years ended December 31, 2022 and 2021.

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

The Company determines the fair value of its reporting unit using a combination of income, market and cost approaches. For purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The Company uses its internal forecasts to estimate future cash flows and includes an estimate of long-term future growth rates based on its most recent views of the long-term outlook for the reporting unit, which falls within Level 3 of the fair value hierarchy. Under the market approach, the fair value is determined by utilizing comparative market multiples in the valuation estimates. The cost approach is based on the assumption that a prudent investor would pay no more for a security or asset than the amount at which it could be replaced or reproduced and is performed by estimating the replacement cost.

As of each of December 31, 2022 and 2021, the Company had $12.5 million of unamortizable indefinite-lived intangible assets related to its Williams Industrial Services Group trade name. The Company did not incur any amortization expense for each of the years ended December 31, 2022 and 2021, respectively. The Company determines the fair value of its trade name using the relief from royalty method. Under that method, the fair value of the trade name is determined by calculating the present value of the after-tax cost savings associated with owning the asset and therefore not having to pay royalties for its use for the remainder of its estimated useful life. As a result of the Company’s annual indefinite-lived intangible asset impairment analysis as of October 1, 2022 and 2021, the Company determined the fair value of its trade name exceeded its book value; therefore, no impairment charge was recorded for the years ended December 31, 2022 and 2021.

Goodwill and indefinite-lived intangible assets are tested for impairment annually as of October 1 and whenever events or circumstances indicate that the carrying value may not be recoverable. In accordance with ASC 350—Intangibles—Goodwill and Other, the Company observed certain qualitative circumstances related to performance and current market conditions that indicated the potential for impairment in 2022. As a result the Company engaged an independent consulting firm to perform its annual goodwill impairment analysis as of October 1, 2022, and determined that the fair value of its reporting unit exceeded its book value, and accordingly, no impairment charge was necessary for the years ended December 31, 2022 and 2021.

Estimating the fair value of reporting units and trade names requires the use of estimates and significant judgments that are based on a number of factors including current and historical actual operating results, balance sheet carrying values, the Company’s most recent forecasts, and other relevant quantitative and qualitative information, including an estimated rate of return and discount rate. If current or expected conditions deteriorate, it is reasonably possible that the judgments and estimates described above could change in future periods and result in impairment charges.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments:  ASC 820–Fair Value Measurement defines fair value as the exit price, which is the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a three-tier fair value hierarchy, which categorizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in the active markets for identical assets and liabilities and the lowest priority to unobservable inputs (see below).

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial instruments as of December 31, 2022 and 2021 consisted primarily of cash and cash equivalents, restricted cash, receivables, payables, and debt instruments. The carrying values of these financial instruments approximate their respective fair values, as they are either short-term in nature or carry interest rates that are periodically adjusted to market rates.

NOTE 9—INCOME TAXES

Income (loss) before income taxes was as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Domestic	$(13,741)	$(19)
Foreign	(481)	3,514
Income (loss) from continuing operations	(14,222)	3,495
Income (loss) from discontinued operations	(140)	172
Income (loss) before income tax expense	$(14,362)	$3,667

The following table summarizes the income tax expense (benefit) by jurisdiction:

	Year Ended December 31,
(in thousands)	2022	2021
Current:
Foreign	$(379)	$922
Total current	(379)	922
Deferred:
Federal	—	(69)
State	89	(192)
Foreign	(394)	263
Total deferred	(305)	2
Income tax expense (benefit)	$(684)	$924

Income tax expense (benefit) was allocated between continuing operations and discontinued operations as follows:

	Year Ended December 31,
(in thousands)	2022	2021
Continuing operations	$(49)	$793
Discontinued operations	(635)	131
Income tax expense (benefit)	$(684)	$924

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effective Tax Rate Reconciliation

The amount of the income tax expense (benefit) for continuing operations during the years ended December 31, 2022 and 2021 differs from the statutory federal income tax rate of 21% was as follows:

	Year Ended December 31,
	2022		2021
(in thousands)	Amount	Percent	Amount	Percent
Tax expense computed at the maximum U.S. statutory rate	$(2,987)	21.0%	$734	21.0%
Difference resulting from state income taxes, net of federal income tax benefits	34	(0.2)%	151	4.3%
State tax rate difference	29	(0.2)%	(211)	(6.0)%
Non-deductible expenses, other	271	(1.9)%	125	3.6%
APB 23 DTL	(264)	1.9%	264	7.6%
Change in net operating loss carryforward	(429)	3.0%	(42)	(1.2)%
Change in valuation allowance	2,532	(17.8)%	(660)	(18.9)%
Change in foreign tax credits	463	(3.3)%	359	10.3%
Other, net	302	(2.1)%	73	2.1%
Total tax expense (benefit)	$(49)	0.4%	$793	22.8%

Deferred Taxes

The significant components of deferred income tax assets and liabilities for continuing operations consisted of the following:

	December 31,
(in thousands)	2022	2021
Assets:
Cost in excess of identifiable net assets of business acquired	$3,684	$4,437
Reserves and other accruals	3,553	3,822
Tax credit carryforwards	5,241	5,754
Accrued compensation and benefits	1,635	2,077
State net operating loss carryforwards	14,496	13,493
Federal net operating loss carryforwards	51,337	47,653
Gain/loss on assets held for sale	1,457	1,457
Other	7,175	6,438
	88,578	85,131
Liabilities:
Indefinite life intangibles	(12,445)	(12,445)
Property and equipment	(599)	(473)
Net deferred tax assets	75,534	72,213
Valuation allowance for net deferred tax assets	(77,802)	(74,655)
Net deferred tax liability after valuation allowance	$(2,268)	$(2,442)

As of December 31, 2022 and 2021, the Company had a net deferred tax liability related to its continuing operations of $2.3 million and $2.4 million, respectively. The net deferred tax liabilities for the years ended December 31, 2022 and 2021 predominantly related to indefinite-lived intangible deferred tax liabilities that can be used to offset deferred tax assets without valuation allowances. A net increase in valuation allowances related to continuing operations of $3.1 million as of December 31, 2022 was recorded against the gross deferred tax asset balances as of December 31, 2022.

As of December 31, 2022, the Company would need to generate $306.6 million of future U.S. pre-tax income to realize its deferred tax assets.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, making significant changes to the Internal Revenue Code. Such changes include, but are not limited to, a 15% corporate minimum income tax and a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022. While these tax law changes have no immediate effect and are not expected to have a material adverse effect on the Company’s results of operations going forward, the Company will continue to evaluate the IRA’s impact as further information becomes available.

Net Operating Losses and Tax Credit Carryforwards

As of December 31, 2022, the Company had $242.8 million of federal net operating loss carryforwards expiring between 2026 and 2037 and state operating loss carryforwards of $291.0 million expiring between 2023 and 2042. The Company has $5.2 million of foreign operating loss carryforwards that will expire in 2027. The Company has $4.1 million in foreign tax credit carryforwards expiring between 2023 and 2027.

Under the Internal Revenue Code, the amount of and the benefits from net operating loss (“NOL”) and tax credit carryforwards may be limited or permanently impaired in certain circumstances. In addition, under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), the amount of post 2017 NOLs that the Company is permitted to deduct in any taxable year is limited to 80% of its taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. The Tax Act also generally eliminates the ability to carry back any NOL to prior taxable years, while allowing post 2017 unused NOLs to be carried forward indefinitely.

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

As of December 31, 2022, the Company carried $12.4 million of deferred income tax liabilities related to indefinite-lived intangibles. Because NOLs generated in taxable years beginning after December 31, 2017 can be carried forward indefinitely under the Tax Act, based upon all of the information available at the time of the preparation of the financial statements, the Company concluded that it is more likely than not that the reversal of taxable temporary differences related to indefinite-lived intangible assets can be used as a source of future taxable income when assessing the realizability of these loss carryforwards that do not expire when they are in the same jurisdiction and of the same character. The Company also determined that it is more likely than not that the reversal of taxable temporary differences related to indefinite-lived intangible assets can be used as a source of future taxable income when assessing the realizability of deferred tax assets that upon reversal would give rise to NOLs that do not expire.

The Company recorded income tax benefit from continuing operations of less than $0.1 million for the year ended December 31, 2022, mainly comprised of a $0.1 million Canadian deferred tax benefit, partially offset by the indefinite lived deferred tax assets related to post 2017 NOLs and Section 163(j) interest addback carryover that are allowed to be applied against the deferred tax liabilities related to the indefinite lived intangible assets. The Company was eligible for the High Tax Exception and did not incur Global Intangible Low-Taxed Income (“GILTI”) tax liability in 2022. The Company continues to have a full valuation allowance against its foreign deferred tax assets except for the Canadian subsidiary.

As of December 31, 2022, and 2021, the Company had valuation allowances for deferred tax assets related to its continuing operations in the amount of $77.8 million and $74.7 million, respectively.

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

Due to the termination of the Canadian contract in early 2022, the Company’s management made the decision to repatriate all of the undistributed earnings from the Canadian subsidiary back to the United States. In 2022, the Company’s Canadian subsidiary distributed $4.1 million to the Company. As of December 31, 2022, the Canadian subsidiary had $1.0 million in undistributed earnings that is expected to be distributed within 12 months.

Williams formed the Canadian subsidiary in 2018 without significant capital and the majority of the undistributed earnings was expected to be repatriated as dividends to the United States at the United States-Canada treaty rate of 5%. As a result, a $0.3 million income tax liability was accrued as of December 31, 2022 and will be paid in early 2023.

Uncertain Tax Positions

A reconciliation of the beginning and ending amount of total unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
(in thousands)	2022	2021
Unrecognized tax benefits on January 1	$2,847	$2,861
Reductions to unrecognized tax benefits from lapse of statutes of limitations	(298)	(14)
Unrecognized tax benefits on December 31	$2,549	$2,847

Unrecognized tax benefits from discontinued operations on December 31	$699	$964
Unrecognized tax benefits from continuing operations on December 31	1,850	1,883
	$2,549	$2,847

As of December 31, 2022 and 2021, the Company provided for a liability of approximately $2.5 million and $2.8 million, respectively for unrecognized tax benefits related to various federal, foreign, and state income tax matters. The Company has elected to classify interest and penalties related to uncertain income tax positions in income tax expense. As of December 31, 2022, the Company accrued $1.1 million for potential payment of interest and penalties, compared with $1.5 million accrued as of December 31, 2021.

As of each of December 31, 2022 and 2021, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.1 million. In 2022, the Company released approximately $0.3 million of accruals of uncertain tax positions as the statute of limitations related to these liabilities will lapse in 2022.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted and signed into U.S. law to provide economic relief to individuals and businesses facing economic hardship as a result of the COVID-19 pandemic. The Company has incorporated the impact of the CARES Act to the tax provision. In addition, the Company deferred payments of federal employer payroll taxes of approximately $4.9 million, as permitted by the CARES Act. The first half of the deferred amounts were paid in December 2021, and the second half were paid in December 2022.

The Company files a consolidated U.S. federal income tax return. Currently, the Company is not under examination for income tax purposes by any taxing jurisdiction. A presentation of open tax years by jurisdiction is as follows:

Tax Jurisdiction	Examination in Progress	Open Tax Years for Examination
United States	None	2006 to Present
Mexico	None	2017 to Present
China	None	2014 to 2017
Canada	None	2020 to Present

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—REVENUE

Disaggregation of Revenue

Disaggregated revenue by type of contract was as follows.

	Year Ended December 31,
(in thousands)	2022	2021
Cost-plus reimbursement contracts	$186,919	$258,823
Fixed-price contracts	51,200	46,123
Total	$238,119	$304,946

Disaggregated revenue by the geographic area where the work was performed was as follows:

	Year Ended December 31,
(in thousands)	2022	2021
United States	$232,605	$268,726
Canada	5,514	36,220
Total	$238,119	$304,946

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

The following table provides information about contract assets and contract liabilities from contracts with customers.

	December 31,
(in thousands)	2022	2021
Costs incurred on uncompleted contracts	$231,071	$273,520
Earnings recognized on uncompleted contracts	7,049	31,426
Total	238,120	304,946
Less—billings to date	(231,550)	(295,675)
Net	$6,570	$9,271
Contract assets	$12,812	$12,683
Contract liabilities	(6,242)	(3,412)
Net	$6,570	$9,271

For the year ended December 31, 2022, the Company recognized revenue of approximately $3.3 million on approximately $3.4 million in the corresponding contract liability balance on December 31, 2021.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of December 31, 2022. The Company’s total backlog as of December 31, 2022, was $333.2 million.

(in thousands)	2023	2024	Thereafter	Total
Cost plus	$137,527	$52,898	$101,469	$291,894
Lump sum	41,061	248	-	41,309
Total	$178,588	$53,146	$101,469	$333,203

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—DEBT

As of December 31, 2022, and 2021, the Company had the following debt, net of unamortized deferred financing costs and unamortized debt discount:

	December 31,
(in thousands)	2022	2021
Revolving Credit Facility	$17,399	$676
Current portion of Term Loan	-	1,050
Current debt	$17,399	$1,726

Term Loan	$25,282	$32,900
Unamortized debt discount from refinancing	(591)	(791)
Unamortized deferred financing costs	(1,331)	(1,781)
Long-term debt, net	$23,360	$30,328

Total debt, net	$40,759	$32,054

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

As of December 31, 2022, the Company had $17.4 million outstanding under the Revolving Credit Facility and $25.3 million outstanding under the Term Loan. The Company had $0.2 million of interest added to the Term Loan balance related to the Third Term Loan Amendment (as defined below). Total liquidity (the sum of unrestricted cash and availability under the Revolving Credit Facility) was $3.8 million on December 31, 2022. As of December 31, 2022, the Company was in compliance with all debt covenants, as amended.

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

As of December 31, 2022, borrowings under the Revolving Credit Facility bore interest, at the Company’s election, at either (1) the base commercial lending rate of PNC, as publicly announced, plus 1.25%, payable in cash on a monthly basis, (2) the Term SOFR Rate (as defined in the Revolving Credit Agreement, as amended) based on the secured overnight financing rate (“SOFR”), subject to a minimum SOFR floor of 1.00%, plus 2.25%, payable in cash on the last day of each interest period, or (3) with respect to Canadian dollar loans, the Canadian Dollar Offered Rate (“CDOR”), subject to a minimum CDOR rate of 1.00%, plus 2.25%, payable in cash on a monthly basis. In addition, upon the occurrence of an event of default, and for so long as such event of default continues, default interest equal to 2.00% per year in excess of the rate otherwise applicable will be payable.

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

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On August 3, 2022, the Company entered into an Amendment to the Revolving Credit Agreement (the “Revolving Credit Amendment”) that, among other things, (i) amended the calculation of EBITDA (as defined in the Revolving Credit Agreement), effective as of June 30, 2022, to include (or “add back”) certain non-recurring losses and expenses relating to projects executed in Jacksonville, Florida, one-time costs and expenses incurred in connection with the Company’s transmission and distribution business unit start-up, and costs and expenses arising out of the Company’s litigation with a designated former executive and his employer (in each case, subject to certain specified dollar limits), (ii) permitted advances against certain eligible receivables of one of the Company’s joint ventures (also subject to specified dollar limits), (iii) included provisions that replaced the London Interbank Offered Rate (LIBOR) interest rate with customary provisions based on SOFR, and (iv) provided for the payment of a $25,000 amendment fee, plus applicable fees and expenses. The $25,000 amendment fee will be expensed as incurred.

On January 9, 2023, the Company entered into the third amendment to the Revolving Credit Agreement (the “Third Revolving Credit Amendment”). The Third Revolving Credit Amendment, among other things, (i) modified the financial covenants to require that the Company achieve certain designated minimum levels of trailing twelve-month EBITDA (as defined in the Revolving Credit Agreement) as of the end of each fiscal month beginning on February 5, 2023, and ending December 31, 2023; (ii) amended the calculation of EBITDA to include (or “add back”) certain non-recurring losses and expenses incurred in connection with projects executed by the Company’s Jacksonville, Florida office, one-time costs and expenses incurred in connection with the Company’s transmission and distribution business segment start-up, non-recurring costs and expenses arising out of the implementation of a new enterprise resource planning (“ERP”) system, and non-recurring costs and expenses arising out of pro forma headcount reductions implemented by the Company and certain litigation with a former executive and a competitor of the Company that was settled in the fourth quarter of 2022 (in each case, subject to certain specific dollar limits for certain fiscal quarters commencing in the second fiscal quarter of 2021 and ending December 31, 2022); (iii) provided temporary reserve relief of up to $1.0 million from the date of the Third Revolving Credit Amendment until June 30, 2023; (iv) reduced the Eligible Unbilled Receivables (as defined in the Revolving Credit Agreement) sublimit from $7.5 million to $5.5 million; (v) increased the Applicable Margin (as defined in the Revolving Credit Agreement) by 2%; and (vi) provided for an amendment fee of $0.3 million payable when the loan obligations under the Revolving Credit Agreement are repaid or, if earlier, June 30, 2023, and an exit fee of $0.3 million to be paid upon the occurrence of certain stated events, including a prepayment or maturity of the loan obligations under the Revolving Credit Agreement.

Additionally, on February 21, 2023, the Company entered into the fourth amendment to the Revolving Credit Agreement (the “Fourth Revolving Credit Amendment”). The Fourth Revolving Credit Amendment, among other things, provided for the consent of PNC to the Fourth Term Loan Amendment (as defined below) and incorporated into the Revolving Credit Agreement certain of the conditions and covenants provided for in the Fourth Term Loan Amendment, including the conditions to the Delayed Draw Term Loans (as defined below), the minimum liquidity covenant and the additional reporting obligations.

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

The Term Loan

On the Closing Date, the Company and certain of its subsidiaries (the “Term Loan Borrowers”) entered into the Term Loan, Guarantee and Security Agreement with EICF Agent LLC, as agent for the lenders (“EICF”), CION Investment Corporation, as a lender and co-lead arranger, and the other lenders party thereto (the “Term Loan Agreement”), which provides for the Term Loan. The Closing Date Term Loan was fully drawn on the Closing Date, while the Delayed Draw Term Loan Facility was available upon the satisfaction of certain conditions precedent for up to 18 months following the Closing Date and expired in June 2022. The Term Loan Agreement matures on December 16, 2025.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2022, borrowings under the Term Loan Agreement bore interest at SOFR, plus a margin of 8.50% (if the Total Leverage Ratio (as defined in the Term Loan Agreement) is less than 2.50:1) or 9.00% per year (if the Total Leverage Ratio is greater than or equal to 2.50:1), subject to a minimum SOFR floor of 1.00%, payable in cash on a quarterly basis. In addition, upon the occurrence of an event of default, and for so long as such event of default continues, default interest equal to 2.00% per year in excess of the rate otherwise applicable will be payable.

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

Subject to certain exceptions, within 120 days of the end of each calendar year, beginning with the year ended December 31, 2021, the Term Loan Borrowers must prepay the Obligations in an amount equal to (1) (i) if the Total Leverage Ratio is greater than 3:00:1:00, 50.0% of Excess Cash Flow (as defined in the Term Loan Agreement) or (ii) if the Total Leverage Ratio is equal to or less than 3:00:1:00 and greater than 2:00:1:00, 25.0% of Excess Cash Flow, less (2) all voluntary prepayments made on the Term Loan during such calendar year; provided that, so long as no default or event of default has occurred and is continuing or would result therefrom, no such prepayment will be required unless Excess Cash Flow for such calendar year equals or exceeds $0.5 million. The Company was not required to prepay any Obligations for the year ended December 31, 2022. The Term Loan Agreement also requires mandatory prepayment of certain amounts in the event the Term Loan Borrowers receive proceeds from certain events and activities, including, among others, certain asset sales and casualty events, the issuance of indebtedness and equity interests, and the receipt of extraordinary receipts (with certain exclusions), plus, in certain instances, the applicable prepayment fee.

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

Effective as of August 23, 2022, the Company entered into a Settlement Agreement, which resolved a pending arbitration proceeding related to the restatement of the Company’s financial statements in 2017 for the 2012 to 2014 period. The Company received net proceeds of $8.1 million (after payment of attorney’s fees and third-party funding costs) and used these net proceeds to prepay a substantial amount of the Term Loan. The $8.1 million net proceeds, coupled with $0.3 million scheduled principal payments, reduced the Term Loan by a total of $8.4 million to $25.1 million as of September 30, 2022 (including both the noncurrent and current portion of the Term Loan).

On December 30, 2022, the Company entered into a second amendment to the Term Loan Agreement, pursuant to which, among other things, the lenders agreed to defer payment of the principal, and part of the interest, due on January 1, 2023 to January 9, 2023.

On January 9, 2023, the Company entered into a third amendment to the Term Loan Agreement (the “Third Term Loan Amendment”) that, among other things, (i) modified the financial covenants to require that the Company achieve certain designated minimum levels of trailing twelve-month EBITDA (as defined in the Term Loan Agreement) as of the end of each fiscal month beginning on February 5, 2023, and ending December 31, 2023; (ii) amended the calculation of EBITDA to include (or “add back”) certain non-recurring losses and expenses incurred in connection with certain projects executed by the Company’s Jacksonville, Florida office, one-time costs and expenses incurred in connection with the Company’s transmission and distribution business segment start-up, non-recurring costs and expenses arising out of the implementation by the Company of a ERP system, and non-recurring costs and expenses arising out of pro forma headcount reductions implemented by the Company and certain litigation with a former executive and a competitor of the Company that was settled in the fourth quarter of 2022 (in each case, subject to certain specific dollar limits for certain fiscal quarters commencing in the second fiscal quarter of 2021 and ending December 31, 2022); (iii) adjusted the applicable interest rate to SOFR (as defined in the Term Loan Agreement) plus 11%; (iv) for each quarterly interest payment commencing January 1, 2023 through and including January 1, 2024, capped the amount of quarterly interest payable in cash at 10% per annum, with the remainder being payable in kind; (v) deferred amortization payments from the January 1, 2023 quarterly payment date until and including the January 1, 2024 quarterly payment date; (vi) increased the excess cash flow sweep from 50% to 75% for the fiscal year ending December 31, 2023 and each fiscal year thereafter; (vii) required certain additional reporting obligations, including the delivery of weekly updates of a 13-week cash flow forecast and hosting additional periodic conference calls with management and named advisors; (viii) increased, from the pre-existing levels, the permitted total leverage of the Company for the four quarter periods ended December 31, 2022 through March 31, 2024; and (ix) provided for an amendment fee equal to 1% of the principal loan balance under the Term Loan Agreement, payable in kind.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On February 24, 2023, the Company entered into a fourth amendment to the Term Loan Agreement (the “Fourth Term Loan Amendment”). The Fourth Term Loan Amendment provided for delayed draw term loans in an aggregate principal amount of $1.5 million, which were funded at the time the Fourth Term Loan Amendment was signed, and discretionary delayed draw term loans in an aggregate principal amount of $3.5 million, which will be funded at the lenders’ discretion (together, the “Delayed Draw Term Loans”), subject to the conditions set forth in the Term Loan Agreement, as amended by the Fourth Term Loan Amendment. In addition to interest being payable on the same basis as existing borrowings under the Term Loan Agreement, on the earlier to occur of the maturity date or the termination date of the Term Loan Agreement or any acceleration of the obligations under the Term Loan Agreement, additional interest equal to 50% of the aggregate amount of the Delayed Draw Term Loans borrowed will be payable. The Fourth Term Loan Amendment also includes a minimum liquidity covenant. The Delayed Draw Term Loans are conditioned upon, amount other things, the Company using commercially reasonable best efforts to actively receive net cash proceeds from issuances of subordinated debt or equity of at least $0.5 million on terms acceptable to EICF and the lenders under the Term Loan Agreement, continuing its publicly announced review of strategic alternatives and, subject to the exercise by the Board of Directors of the Company of its fiduciary obligations, using commercially reasonable best efforts to conduct such review in accordance with  a customary indicative timeline. The Fourth Term Loan Amendment also imposed certain additional reporting obligations on the Company, including the weekly delivery of a 13-week cash flow forecast.

On February 21, 2023, the Company received a $1.0 million advance pursuant to the then-existing terms of the Term Loan Agreement and, on February 24, 2023, the Company received $1.5 million principal amount related to the delayed draw term loans allowed from the Fourth Term Loan Amendment. In addition to interest being payable on the same basis as existing borrowing under the Term Loan Agreement, on the earlier to occur of the maturity date or the termination date of the Term Loan Agreement or any acceleration of the obligations under the Term Loan Agreement, additional interest equal to $0.5 million will be payable in respect of this $1.0 million advance.

The scheduled maturities of the Term Loan were as follows as of December 31, 2023:

December 31,	(in thousands)
2023	$-
2024	1,312
2025	23,970
Total	$25,282

The Company’s borrowing rate under the Term Loan on December 31, 2022 was 11.0% plus SOFR.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Wynnefield Notes

The Wynnefield Notes consist of (i) an Unsecured Promissory Note by and among the Company, as borrower, certain of its subsidiaries, as guarantors under a separate Guaranty Agreement, and Wynnefield Partners Small Cap Value, LP I in the aggregate principal amount of $400,000 and (ii) an Unsecured Promissory Note by and among the Company, as borrower, certain of its subsidiaries, as guarantors under a separate Guaranty Agreement, and Wynnefield Partners Small Cap Value, LP (together with Wynnefield Partners Small Cap Value, LP I, the “Wynnefield Lenders”) in the aggregate principal amount of $350,000. All principal and interest will be due on the maturity date of the Wynnefield Notes, which will be the earliest of (i) December 23, 2025; (ii) a change in control of the Company; (iii) a refinancing or maturity extension of either of the Term Loan Agreement or the Revolving Credit Agreement; or (iv) an acceleration following the occurrence of an event of default (as defined in the Wynnefield Notes, and which includes any default under the Term Loan Agreement or the Revolving Credit Agreement). The Wynnefield Notes bear interest at the fixed rate of (i) 8.0% per annum from the closing date; (ii) 13.0% per annum from and after the maturity date; and (iii) 13.0% per annum from and after an event of default (as defined in the Wynnefield Notes, and which includes any default under the Term Loan Agreement or the Revolving Credit Agreement). The Wynnefield Notes are subject to an aggregate exit fee of $100,000, payable upon the earlier of an event of default or payment in full of all obligations due under the Wynnefield Notes. In connection with the Wynnefield Notes, the Company, certain of its subsidiaries, the Wynnefield Lenders and the agents under each of the Revolving Credit Agreement and the Term Loan Agreement have entered into two Subordination and Intercreditor Agreements, pursuant to which the Wynnefield Lenders have agreed, on the terms and subject to the conditions set forth therein, to subordinate the Wynnefield Notes to the obligations of the Company under the Revolving Credit Agreement and the Term Loan Agreement.

The Wynnefield Lenders, together with their affiliates, are the Company’s largest equity investor. Nelson Obus, a member of the Company’s Board of Directors, is a managing member of Wynnefield Capital Management, LLC, the general partner of the Wynnefield Lenders.

Letters of Credit and Bonds

In line with industry practice, the Company is often required to provide letters of credit and payment and performance surety bonds to customers. These letters of credit and bonds provide credit support and security for the customer if the Company fails to perform its obligations under the applicable contract with such customer.

The Revolving Credit Facility provides for a letter of credit sublimit in an amount up to $2.0 million. The Company had $0.5 million of letters of credit outstanding under the Revolving Credit Facility letter of credit sublimit and $0.4 million cash collateralized standby letters of credit outstanding pursuant to its prior revolving credit facility with Wells Fargo Bank, National Association as of December 31, 2022. There were no amounts drawn upon these letters of credit as of December 31, 2022.

In addition, as of December 31, 2022 and December 31, 2021, the Company had outstanding payment and performance surety bonds of $59.2 million and $67.6 million, respectively.

Deferred Financing Costs and Debt Discount:

Deferred financing costs are amortized over the terms of the related debt facilities using the straight-line method. The following table summarizes the amortization of deferred financing costs related to the Company's debt facilities and recognized in interest expense on the consolidated statements of operations:

	December 31,
(in thousands)	2022	2021
Term loan	$450	$450
Debt discount	200	200
Revolving credit facility	381	381
Total	$1,031	$1,031

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes unamortized deferred financing costs included on the Company's consolidated balance sheets:

		December 31,
(in thousands)	Location	2022	2021
Term Loan	Long-term debt, net	$1,331	$1,781
Debt discount	Long-term debt, net	591	791
Revolving Credit Facility	Other long-term assets	1,128	1,509
Total		$3,050	$4,081

NOTE 12—EARNINGS PER SHARE

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

Basic and diluted income (loss) per common share from continuing operations were calculated as follows:

	Year Ended December 31,
(in thousands, except share data)	2022	2021
Income (loss) from continuing operations	$(14,173)	$2,702

Basic income (loss) per common share:
Weighted average common shares outstanding	26,032,960	25,506,748

Basic income (loss) per common share	$(0.54)	$0.11

Diluted income (loss) per common share:
Weighted average common shares outstanding	26,032,960	25,506,748

Diluted effect:
Unvested portion of restricted stock units and awards	—	630,896
Weighted average diluted common shares outstanding	26,032,960	26,137,644

Diluted income (loss) per common share	$(0.54)	$0.10

As of December 31, 2022, the Company’s 26,543,391 shares outstanding included 321,142 shares of contingently issued but unvested restricted stock. As of December 31, 2021, the Company’s 25,939,621 shares outstanding included 215,956 shares of contingently issued but unvested restricted stock. Restricted stock is excluded from the calculation of basic weighted average shares outstanding, but its impact, if dilutive, is included in the calculation of diluted weighted average shares outstanding.

The weighted-average number of shares outstanding used in the computation of basic and diluted earnings per share does not include the effect of the following potential outstanding common stock. The effects of the potentially outstanding service-based restricted stock and restricted stock unit awards were not included in the calculation of diluted earnings per common share because the effect would have been anti-dilutive. The effects of the potentially outstanding performance- and market-based restricted stock unit awards were not included in the calculation of diluted earnings per common share because the performance and/or market conditions had not been satisfied as of December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021
Unvested service-based restricted stock and restricted stock unit awards	535,051	—
Unvested performance- and market-based restricted stock unit awards	643,784	765,857

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—STOCK-BASED COMPENSATION

Description of the Plans

The Company has one equity incentive plan: the 2015 Equity Incentive Plan, as amended and restated on March 15, 2022 (the “2015 Plan”). The 2015 Plan allows for the issuance of up to 4,500,000 shares of stock to the Company’s employees and directors in the form of a variety of instruments, including stock options, restricted stock, restricted share units, stock appreciation rights and other share-based awards. The Company provides the option to repurchase the number of shares required to satisfy tax withholding obligations in connection with the vesting of restricted stock unit awards issued to employees participating in the 2015 Plan. The 2015 Plan also allows for cash-based awards. Generally, all participants who voluntarily terminate their employment with the Company forfeit 100% of all unvested equity awards. Persons who are terminated without cause, or in some cases leave for good reason, are generally entitled to proportionate vesting. The vesting of proportionate time-based shares is accelerated, and such shares distributed upon such individuals’ termination date. Proportionate market-based and performance-based restricted shares remain categorized as unvested pending final conclusion on the achievement of the related awards. As of December 31, 2022, the Company had approximately 1,841,944 shares available under the 2015 Plan to settle previously granted awards.

During 2022, the Company granted 1,391,679 restricted shares and restricted stock units under the 2015 Plan. Total stock-based compensation expense during the years ended December 31, 2022 and 2021 was $1.7 million and $3.0 million, respectively, with no related excess tax benefit recognized, and was included in general and administrative expenses on the Company’s consolidated statements of operations. As of December 31, 2022, total unrecognized compensation expense related to all unvested restricted stock and restricted stock unit awards for which terms and conditions are known totaled $2.1 million, which is expected to be recognized over a weighted average period of 1.9 years. The fair value of shares that vested during 2022 and 2021 based on the stock price at the applicable vesting date was $1.5 million and $2.3 million, respectively. The weighted average grant date fair value of the Company’s restricted shares and restricted stock units was $1.95 and $3.27 for the years ended December 31, 2022 and 2021, respectively.

Service-Based Restricted Stock and Unit Awards: During 2022, the Company granted 658,484 service-based restricted shares and restricted stock units under the 2015 Plan. The grants included: 366,590 service-based restricted stock units to certain employees at a grant date fair value of $1.99 per share on March 31, 2022 and 291,894 service-based restricted share awards to its six non-employee directors at a grant date fair value of $1.85 per share on February 3, 2022. The service-based restricted stock unit grants vest ratably over a three-year period beginning on March 31, 2023, and the restricted shares vest after a one-year service period on February 3, 2023 for the six non-employee directors. The fair value of service-based restricted stock unit and restricted share grants represents the closing price of the Company’s common stock on the date of grant. The Company accrued $1.3 million of stock-compensation expense recorded in general and administrative expenses on the income statement and paid-in capital on the balance sheet.

Information for service-based restricted stock and restricted stock units as of December 31, 2022 was as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value per Share
Unvested restricted stock and restricted stock units on December 31, 2021	885,800	$1.37
Granted	658,484	1.92
Vested	(463,502)	2.57
Forfeited	(102,321)	2.42
Unvested restricted stock and restricted stock units on December 31, 2022	978,461	$2.22

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Performance-based awards:   During 2022, the Company established its 2022 long-term incentive program and granted 733,195 performance-based restricted stock units under the 2015 Plan. At the Company’s discretion, these performance-based restricted stock units can be settled in cash or shares. The performance-based restricted stock units under the 2022 long-term incentive program had three annual performance periods (fiscal years 2022, 2023 and 2024), with operating income and free cash flow goals (equally weighted) for each year established on the date of grant.  The annual achievement levels are accumulated over the three-year performance period. The three-year average payout level for each performance objective replaces the actual payout level for any fiscal year where the actual payout is less than the three-year average.  Payout for each year ranges from 50% for threshold performance, 100% for target performance and up to 200% for maximum performance.  The earned amounts, if any, vest on March 31, 2025.  The Company reassesses the likelihood of meeting the specified performance objective at the end of each reporting period and adjusts compensation expense, as necessary, based on the likelihood of achieving the performance objectives. The Company’s performance-based liability grant did not satisfy the performance objective and was forfeited. The Company accrued $0.1 million of stock-compensation expense recorded in general and administrative expenses on the income statement and paid-in capital on the balance sheet.

Information for performance-based restricted stock units (excluding those accounted for as liability awards because the award was based on a cash amount and not based on an amount of restricted share units) as of December 31, 2022 was as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value per Share
Unvested restricted stock and restricted stock units on December 31, 2021	547,133	$3.68
Granted	733,195	1.98
Forfeited	(636,545)	3.46
Unvested restricted stock and restricted stock units on December 31, 2022	643,783	$2.03

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Market-based awards: The Company previously granted market-based restricted share units in (i) 2016 under the 2015 Plan that would have vested in August 5, 2021 if the Company would have achieved a per share stock price of $5.50, (ii) 2017 under the 2015 Plan that would have vested in March 31, 2021 if the company would have achieved a per share stock price of $6.00, and (iii) 2018 outside the 2015 Plan that would have vested in June 30, 2021 if the Company would have achieved a per share stock price of $5.00. The Compensation Committee extended the performance period for each of these market-based restricted share unit grants to December 31, 2022 and this extension will permit current employees to vest in an outstanding award if (i) he or she remains employed until that date, and (ii) the applicable stock price goal has been achieved on or before the date. The 2016 market-based restricted grant was modified to provide seven employees a grant of 137,000 restricted shares under the 2015 Plan, the 2017 market-based restricted grant was modified to provide eleven employees a grant of 51,096 restricted shares under the 2015 Plan and the 2018 market-based restricted grant was modified to provide twenty employees a grant of 261,463 restricted shares outside the 2015 Plan. The 2016 and 2017 market-based restricted grants did not satisfy the market objective under the modification and were forfeited. The market based restricted share units granted in 2018 satisfied the market objective under the modification and the eleven participants that remained employed on December 31, 2022 vested in 185,265 shares granted. Nine participants forfeited 76,198 shares because they were no longer employed by the Company on December 31, 2022.

The market based restricted share unit modifications were expensed at the incremental accounting expense over a service period for twenty-one months ending on December 31, 2022. The Company accrued $0.3 million of stock-compensation expense recorded in paid-in capital on the consolidated balance sheet and general and administrative expenses on the consolidated income statement.

Information for market-based restricted stock units as of December 31, 2022 was as follows:

		Weighted-Average
		Grant Date
	Shares	Fair Value per Share
Unvested restricted stock units on December 31, 2021	369,525	$1.73
Vested	(185,265)	1.82
Forfeited	(184,260)	1.63
Unvested restricted stock units on December 31, 2022	—	$—

NOTE 14—EMPLOYEE BENEFIT PLANS

Defined Contribution Plan: The Company maintains a 401(k) plan covering substantially all its U.S. employees. The expense for the Company’s 401(k) plan for both years ended December 31, 2022 and 2021 was $0.9 million.

Multiemployer Pension Plans:  During 2022, the Company contributed to approximately 79 multiemployer pension plans throughout the U.S. and, historically, it has contributed to over 200 union sponsored multiemployer pension plans throughout the U.S. under the terms of collective-bargaining agreements that cover the Company’s union-represented employees. The risks of participating in these multiemployer pension plans are different from single-employer pension plans primarily in the following aspects:

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

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s participation in these multiemployer pension plans during the year ended December 31, 2022 is outlined in the following table. All information in the table is as of December 31, 2022, unless otherwise stated. The “EIN/Pension Plan Number” column provides the Employer Identification Number (“EIN”) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act zone status available during 2022 and 2021 is for the respective plan’s fiscal year-end as of 2022 and 2021, respectively. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the green zone are at least 80 percent funded. If a plan is critical and declining, the plan sponsor may file an application with the Secretary of the Treasury requesting a temporary or permanent reduction of benefits to keep the plan from running out of money. If a fund is in critical status, adjustable benefits may be reduced and no lump sum distributions in excess of $5,000 can be made. Plans that are in critical and endangered status are required to adopt a plan aimed at restoring the financial health of the benefit plan. The “Rehab Plan Status Pending/Implemented” column indicates plans for which a financial improvement plan or a rehabilitation plan is either pending or has been implemented. The next to last column lists the expiration date of the collective-bargaining agreement to which the plans are subject.

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

								Expiration
		Pension		Rehab Plan	($ in thousands)			Date of
		Protection Act		status	Contributions by			Collective
	EIN/Pension	Zone Status		Pending/	the Company		Surcharge	Bargaining
Pension Fund	Plan Number	2022	2021	Implemented	2022	2021	Imposed	Agreement	Notes
Boilermaker-Blacksmith National Pension Trust	48-6168020 001	Green	Endangered	Funding Improve	2,194	4,263	No (8)	Annual Agreements - Automatic Renewal	3,4,6,9
IBEW Local 1579 Pension Plan	58-1254974 001	Green	Green		1,337	1,239	No (8)	Agreement through end of Job	2, 3, 6, 9, 10
National Asbestos Workers Pension Plan	52-6038497 001	Critical	Critical	Rehab Plan 2019	1,091	1,258	No (7)	Annual Agreements-Automatic Renewal	2, 3, 9, 10
Excavators Union Local 731 Pension Fund	13-1809825 002	Green	Green		786	523	No (8)	Annual Agreements-Automatic Renewal	6
National Electrical Benefits Fund	53-0181657 001	Green	Green		456	578	No (8)	Multiple Agreements	10
Central Pension Fund of the IUOE and Participating Employers	36-6052390 001	Green	Green		380	366	No (8)	Multiple Agreements	3, 11
Tri-State Carpenters & Joiners Pension Trust Fund	62-0976048 001	Endangered	Endangered	Funding Improve	376	512	No (8)	Annual Agreements-Automatic Renewal	2, 3, 5, 10
Laborers National Pension Fund	75-1280827 001	Critical	Critical	Rehab Plan	372	417	No (7)	Multiple Agreements	1, 2, 3, 5, 9, 10
New Jersey Building Laborers Statewide Pension Fund	22-6077693 001	Critical	Critical	Rehab Plan	356	1,340	No (7)	Annual Agreements-Automatic Renewal	3
Southern Ironworkers Pension Plan	59-6227091 001	Green	Green		355	270	No (8)	Agreement through end of Job	2, 3, 4, 5, 9, 10
United Association National Pension Fund	52-6152779 001	Green	Endangered	Funding Improve	341	315	No (7)	Multiple Agreements	9
Connecticut laborers Pension Plan	06-6044348 001	Green	Green		228	37	No (8)	CBA (Expires 03/31/23)	2, 3, 4, 5, 9, 10
Iron Workers District Council of Tennessee Valley & Vicinity Pension Plan	62-6098036 001	Green	Green		225	316	No (8)	Annual Agreements-Automatic Renewal	9, 11
IUPAT Industry Pension Plan	52-6073909 001	Critical	Seriously Endangered	Rehab Plan	184	184	No (8)	Multiple Agreements	3, 11
Iron Workers Local No. 402 Pension Trust	59-6227518 001	Critical	Critical	Rehab Plan	124	47	No (8)	Annual Agreements-Automatic Renewal	10, 11
IUOE Local 478 Pension Fund	06-0733831 001	Green	Green		108	29	No (8)	CBA (Expires 03/31/23)	3
Pavers and Road Builders District Council Pension Fund	13-1990171 074	Green	Green		104	62	No (8)	Annual Agreements-Automatic Renewal	4, 11
Central States, Southeast, and Southwest Pension Fund	36-6044243 001	Critical & Declining	Critical & Declining	Rehab Plan	104	103	No (8)	Multiple Agreements	4, 11

All Others					1,437	3,983
Total					10,558	15,842

(1)	Defined Benefit Plans for Unions employed through the GPPMA agreement for St. Lucie and Turkey Point.
(2)	Defined Benefit Plans for Unions employed through the Southern Company Power Maintenance & Modification Agreement. The Southern Company SCMMA expires 07/31/2026 and renews each year unless terminated. The individual Union CBA range from 1 to 3 years in duration.
(3)	Defined Benefit Plans for Unions employed through the TVA PMMA and Other Agreements. The TVA Labor Agreements are annual agreements that automatically renew each year.
(4)	Defined Benefit Plans for Unions employed through the GPPMA agreement for Columbia Generating Station. The GPPMA Agreements are annual agreements that automatically renew each year.
(5)	Regional and National Defined Benefit Funds for multiple unions employed under different labor agreements.
(6)	Defined Benefit Plan for Union employed at Con Ed sites.
(7)	No Surcharge required if proper Rehabilitation Plan adopted in labor agreement.
(8)	No Surcharge required if Plan is not in Critical or Critical & Declining Status.
(9)	Defined Benefit Plans for Unions employed through the GPPMA agreement for San Onofre, Oyster Creek, Pilgrim, LaSalle, Byron, Quad Cities, Peach Bottom, Limerick, Ginna, Point Beach, Waterford III, Salem/Hope Creek and DC Cook Nuclear Plants (Holtec). Also work under Decommissioning Agreement at Oyster Creek and Pilgrim (CDI).
(10)	Defined Benefit Plans for Unions employed through the Nuclear Power Construction Agreement. The Nuclear Power Construction Agreement is for new work at Vogtle and runs through the duration of the project.
(11)	The status of this plan had not been issued as of the date of filing this Form 10-K. A plan in green status with a calendar year has the option to issue its Annual Funding Notice in March or April of the subsequent year.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employees covered by multiemployer pension plans are hired for project-based building and construction purposes. The Company’s participation level in these plans varies as a result.

The Company believes that its responsibility for potential withdrawal liabilities associated with participating in multiemployer plans is limited because the building and construction trades exemption should apply to the substantial majority of the Company’s plan contributions. However, pursuant to the Pension Protection Act of 2006 and other applicable laws, the Company is also exposed to other potential liabilities associated with plans that are underfunded. As of December 31, 2022, the Company had been notified that certain pension plans were in critical funding status. Currently, certain plans are developing, or have developed, a rehabilitation plan that may call for a reduction in participant benefits or an increase in future employer contributions. Therefore, in the future, the Company could be responsible for potential surcharges, excise taxes and/or additional contributions related to these plans. Additionally, market conditions and the number of participating employers remaining in each plan may result in a reorganization, insolvency or mass withdrawal that could materially affect the funded status of multiemployer plans and the Company’s potential withdrawal liability, if applicable. The Company continues to actively monitor, assess, and take steps to limit its potential exposure to any surcharges, excise taxes, additional contributions and/or withdrawal liabilities. However, the Company cannot, at this time, estimate the full amount, or even the range, of this potential exposure.

NOTE 15—COMMITMENTS AND CONTINGENCIES

Litigation and Claims:  The Company is from time-to-time party to various lawsuits, claims and other proceedings that arise in the ordinary course of its business. With respect to all such lawsuits, claims and proceedings, the Company records a reserve when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company does not believe that the resolution of any currently pending lawsuits, claims and proceedings, either individually or in the aggregate, will have a material adverse effect on its financial position, results of operations or liquidity. However, the outcomes of any currently pending lawsuits, claims and proceedings cannot be predicted, and therefore, there can be no assurance that this will be the case.

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

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Insurance:  The Company maintains insurance coverage for most insurable aspects of its business and operations. The Company’s insurance programs, including, but not limited to, health, general liability, and workers’ compensation, have varying coverage limits depending upon the type of insurance. For the year ended December 31, 2022 and 2021, insurance expense, including insurance premiums related to the excess claim coverage and claims incurred for continuing operations, was $6.4 million and $5.2 million, respectively.

The Company’s consolidated balance sheets include amounts representing its probable estimated liability related to insurance-related claims that are known and have been asserted against the Company, and for insurance-related claims that are believed to have been incurred but had not yet been reported as of December 31, 2022 and 2021. As of both December 31, 2022 and 2021, the Company provided $0.9 million in letters of credit and provided cash collateral of $1.5 million as security for possible workers’ compensation claims.

Executive Severance: On December 31, 2022, the Company had outstanding severance arrangements with senior executives. The Company’s maximum commitment under all such arrangements, which would apply if the employees covered by these arrangements were each terminated without cause, was $6.4 million on December 31, 2022.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

The Company has certain customers that represented more than 10 percent of its consolidated accounts receivable. The balance for these customers as a percentage of the consolidated accounts receivable was as follows:

	December 31,
Customer	2022	2021
Southern Nuclear Operating Company	42%	16%
Con Edison	12%	*
Tennessee Valley Authority	*	18%
Bruce Power	*	17%
Comprehensive Decommissioning International	*	10%
All others	46%	39%
Total	100%	100%

*Less than 10%

The Company has certain customers that represented more than 10 percent of consolidated revenue. The revenue for these customers as a percentage of the consolidated revenue was as follows:

	Year Ended December 31,
Customer	2022	2021
Southern Nuclear Operating Company	23%	16%
GUBMK	14%	11%
Tennessee Valley Authority	10%	11%
Richmond County Constructors, LLC ("RCC")	10%	*
Bruce Power	*	12%
Comprehensive Decommissioning International	*	10%
All others	43%	40%
Total	100%	100%

*Less than 10%

NOTE 17—OTHER SUPPLEMENTAL INFORMATION

Other current assets consisted of the following:

	December 31,
(in thousands)	2022	2021
Unamortized commercial insurance premiums	$2,611	$2,389
Security deposits - real estate	1,978	1,978
Prepaid expenses	1,511	1,136
Sales tax receivable - Canada	6	4,866
Other current assets	152	680
Total	$6,258	$11,049

Other long-term assets consisted of the following:

	December 31,
(in thousands)	2022	2021
Right-of-use lease assets	$4,223	$1,527
Equity method investment in RCC	1,868	2,521
Unamortized Debt Issuance Cost	1,128	1,509
Unamortized software subscriptions	757	—
Other long-term assets	299	155
Total	$8,275	$5,712

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other current liabilities consisted of the following:

	December 31,
(in thousands)	2022	2021
Accrued job cost	$2,136	$2,433
Short-term lease liability	1,603	1,606
Cloud computing software liability	692	-
Stock Compensation	493	938
Legal fees	145	113
Sales tax payable - Canada	-	5,135
Other current liabilities	641	792
Total	$5,710	$11,017

Other long-term liabilities consisted of the following:

	December 31,
(in thousands)	2022	2021
Long-term lease liability	$3,010	$511
Liability for uncertain tax positions (with interest and penalty)	1,115	1,136
Other long-term liabilities	800	-
Total	$4,925	$1,647

Disaggregated long-lived assets by the geographic area were as follows:

	December 31,
(in thousands)	2022	2021
United States	$56,170	$52,669
Canada	134	86
Total	$56,304	$52,755

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

d

NOTE 18—SUBSEQUENT EVENTS

In the first quarter of 2023, the Company entered into the following engagement and amendments, each of which is described below:

●	the third and fourth amendment to the Revolving Credit Facility;
●	the third and fourth amendment to the Term Loan;
●	the Wynnefield Notes, which are two unsecured promissory notes in favor of the Wynnefield Lenders.

On January 9, 2023, the Company entered into the Third Revolving Credit Amendment to the Revolving Credit Agreement. The Third Revolving Credit Amendment, among other things, (i) modified the financial covenants to require that the Company achieve certain designated minimum levels of trailing twelve-month EBITDA (as defined in the Revolving Credit Agreement) as of the end of each fiscal month beginning on February 5, 2023, and ending December 31, 2023; (ii) amended the calculation of EBITDA to include (or “add back”) certain non-recurring losses and expenses incurred in connection with projects executed by the Company’s Jacksonville, Florida office, one-time costs and expenses incurred in connection with the Company’s transmission and distribution business segment start-up, non-recurring costs and expenses arising out of the implementation of a ERP system, and non-recurring costs and expenses arising out of pro forma headcount reductions implemented by the Company and certain litigation with a former executive and a competitor of the Company that was settled in the fourth quarter of 2022 (in each case, subject to certain specific dollar limits for certain fiscal quarters commencing in the second fiscal quarter of 2021 and ending December 31, 2022); (iii) provided temporary reserve relief of up to $1.0 million from the date of the Third Revolving Credit Amendment until June 30, 2023; (iv) reduced the Eligible Unbilled Receivables (as defined in the Revolving Credit Agreement) sublimit from $7.5 million to $5.5 million; (v) increased the Applicable Margin (as defined in the Revolving Credit Agreement) by 2%; and (vi) provided for an amendment fee of $0.3 million payable when the loan obligations under the Revolving Credit Agreement are repaid or, if earlier, June 30, 2023, and an exit fee of $0.3 million to be paid upon the occurrence of certain stated events, including a prepayment or maturity of the loan obligations under the Revolving Credit Agreement.

Additionally, on February 21, 2023, the Company entered into the Fourth Revolving Credit Amendment. The Fourth Revolving Credit Amendment, among other things, provided for the consent of PNC to the Fourth Term Loan Amendment and incorporated into the Revolving Credit Agreement,  certain of the conditions and covenants provided for in the Fourth Term Loan Amendment, including the conditions to the Delayed Draw Term Loans, the minimum liquidity covenant and the additional reporting obligations.

On January 9, 2023, the Company entered into a Third Term Loan Amendment that, among other things, (i) modified the financial covenants to require that the Company achieve certain designated minimum levels of trailing twelve-month EBITDA (as defined in the Term Loan Agreement) as of the end of each fiscal month beginning on February 5, 2023, and ending December 31, 2023; (ii) amended the calculation of EBITDA to include (or “add back”) certain non-recurring losses and expenses incurred in connection with certain projects executed by the Company’s Jacksonville, Florida office, one-time costs and expenses incurred in connection with the Company’s transmission and distribution business segment start-up, non-recurring costs and expenses arising out of the implementation by the Company of a ERP system, and non-recurring costs and expenses arising out of pro forma headcount reductions implemented by the Company and certain litigation with a former executive and a competitor of the Company that was settled in the fourth quarter of 2022 (in each case, subject to certain specific dollar limits for certain fiscal quarters commencing in the second fiscal quarter of 2021 and ending December 31, 2022); (iii) adjusted the applicable interest rate to SOFR (as defined in the Term Loan Agreement) plus 11%; (iv) for each quarterly interest payment commencing January 1, 2023 through and including January 1, 2024, capped the amount of quarterly interest payable in cash at 10% per annum, with the remainder being payable in kind; (v) deferred amortization payments from the January 1, 2023 quarterly payment date until and including the January 1, 2024 quarterly payment date; (vi) increased the excess cash flow sweep from 50% to 75% for the fiscal year ending December 31, 2023 and each fiscal year thereafter; (vii) required certain additional reporting obligations, including the delivery of weekly updates of a 13-week cash flow forecast and hosting additional periodic conference calls with management and named advisors; (viii) increased, from the pre-existing levels, the permitted total leverage of the Company for the four quarter periods ended December 31, 2022 through March 31, 2024; and (ix) provided for an amendment fee equal to 1% of the principal loan balance under the Term Loan Agreement, payable in kind.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On February 24, 2023, the Company entered into the Fourth Term Loan Amendment. The Fourth Term Loan Amendment provided for delayed draw term loans in an aggregate principal amount of $1.5 million, which were funded at the time the Fourth Term Loan Amendment was signed, and discretionary delayed draw term loans in an aggregate principal amount of $3.5 million, which will be funded at the lenders’ discretion (together, the “Delayed Draw Term Loans”), subject to the conditions set forth in the Term Loan Agreement, as amended by the Fourth Term Loan Amendment. In addition to interest being payable on the same basis as existing borrowings under the Term Loan Agreement, on the earlier to occur of the maturity date or the termination date of the Term Loan Agreement or any acceleration of the obligations under the Term Loan Agreement, additional interest equal to 50% of the aggregate amount of the Delayed Draw Term Loans borrowed will be payable. The Fourth Term Loan Amendment also includes a minimum liquidity covenant. The Delayed Draw Term Loans are conditioned upon, amount other things, the Company using commercially reasonable best efforts to actively receive net cash proceeds from issuances of subordinated debt or equity of at least $0.5 million on terms acceptable to EICF and the lenders under the Term Loan Agreement, continuing its publicly announced review of strategic alternatives and, subject to the exercise by the Board of Directors of the Company of its fiduciary obligations, using commercially reasonable best efforts to conduct such review in accordance with  a customary indicative timeline. The Fourth Term Loan Amendment also imposed certain additional reporting obligations on the Company, including the weekly delivery of a 13-week cash flow forecast.

On February 21, 2023, the Company received a $1.0 million advance pursuant to the then-existing terms of the Term Loan Agreement and, on February 24, 2023, the Company received $1.5 million principal amount related to the delayed draw term loans allowed from the Fourth Term Loan Amendment. In addition to interest being payable on the same basis as existing borrowing under the Term Loan Agreement, on the earlier to occur of the maturity date or the termination date of the Term Loan Agreement or any acceleration of the obligations under the Term Loan Agreement, additional interest equal to $0.5 million will be payable in respect of this $1.0 million advance.

The Wynnefield Notes consist of (i) an Unsecured Promissory Note by and among the Company, as borrower, certain of its subsidiaries, as guarantors under a separate Guaranty Agreement, and Wynnefield Partners Small Cap Value, LP I in the aggregate principal amount of $400,000 and (ii) an Unsecured Promissory Note by and among the Company, as borrower, certain of its subsidiaries, as guarantors under a separate Guaranty Agreement, and Wynnefield Partners Small Cap Value, LP in the aggregate principal amount of $350,000. All principal and interest will be due on the maturity date of the Wynnefield Notes, which will be the earliest of (i) December 23, 2025; (ii) a change in control of the Company; (iii) a refinancing or maturity extension of either of the Term Loan Agreement or the Revolving Credit Agreement; or (iv) an acceleration following the occurrence of an event of default (as defined in the Wynnefield Notes, and which includes any default under the Term Loan Agreement or the Revolving Credit Agreement). The Wynnefield Notes bear interest at the fixed rate of (i) 8.0% per annum from the closing date; (ii) 13.0% per annum from and after the maturity date; and (iii) 13.0% per annum from and after an event of default (as defined in the Wynnefield Notes, and which includes any default under the Term Loan Agreement or the Revolving Credit Agreement). The Wynnefield Notes are subject to an aggregate exit fee of $100,000, payable upon the earlier of an event of default or payment in full of all obligations due under the Wynnefield Notes. In connection with the Wynnefield Notes, the Company, certain of its subsidiaries, the Wynnefield Lenders and the agents under each of the Revolving Credit Agreement and the Term Loan Agreement have entered into two Subordination and Intercreditor Agreements, pursuant to which the Wynnefield Lenders have agreed, on the terms and subject to the conditions set forth therein, to subordinate the Wynnefield Notes to the obligations of the Company under the Revolving Credit Agreement and the Term Loan Agreement.

The Wynnefield Lenders, together with their affiliates, are the Company’s largest equity investor. Nelson Obus, a member of the Company’s Board of Directors, is a managing member of Wynnefield Capital Management, LLC, the general partner of the Wynnefield Lenders.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As future advances of Delayed Draw Term Loans are discretionary on the part of our Term Loan lenders, it is possible that the Term Loan lenders may require enhanced rights or additional fees or interest before funding future advances.  In certain circumstances, we may require the consent of PNC before we can agree to such terms. Such a consent from PNC, and any proposed amendments to our intercreditor agreement that might be associated with such a consent, may involve the payment of further fees and expenses by the Company to PNC and any amendments to our intercreditor agreement may require negotiations between our Term Loan lenders, PNC and the Company. A failure to procure any necessary consents or a failure to successfully negotiate such amendments to our intercreditor agreement could result in future Delayed Draw Term Loans not being available to the Company, which could have a material adverse effect on our liquidity position and our operations.  The Company anticipates that enhanced rights or additional fees or interest in relation to the funding of future advances of Delayed Draw Term Loans will be forthcoming and that consent fees and related amendments to the Company’s intercreditor agreement may be requested or required by our lenders and may be agreed to by the Company in order to secure necessary funding.