Form 10-K/A
period 2022-12-31
Williams Industrial Services Group Inc.
filed 2023-05-01
CIK 1136294

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of July 1, 2022, the last business day of our most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $23,197,687 (based upon the closing price on July 1, 2022 of $1.34 per share).

As of March 27, 2023, there were 27,058,317 shares of common stock of Williams Industrial Services Group Inc. outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name	Auditor Location	Auditor Firm ID
Moss Adams LLP	Dallas, Texas	659

Explanatory Note

On March 31, 2023, Williams Industrial Services Group Inc. (“Williams,” the “Company,” “we,” “us,” or “our”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Original Form 10-K”) with the U.S. Securities and Exchange Commission (the “SEC”). We are filing this Annual Report on Form 10-K/A (this “Amendment”) as Amendment No. 1 to the Original Form 10-K for the purposes of amending Part III, Items 10, 11, 12, 13 and 14 of the Original Form 10-K to include the information required by such Items. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. This Amendment amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Form 10-K.

In addition, pursuant to the rules of the SEC, we have also included as exhibits currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. We are amending Item 15 of Part IV to reflect the inclusion of those certifications. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Form 10-K, and this Amendment does not amend, update or change the financial statements or any other items or disclosures contained in the Original Form 10-K and does not otherwise reflect events occurring after the original filing date of the Original Form 10-K. The filing of this Amendment is not a representation that any statements contained in items of the Original Form 10-K other than Part III, Items 10 through 14, are true or complete as of any date subsequent to the Original Form 10-K. This Amendment should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to our Original Form 10-K.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about our Board of Directors

Set forth below are the name, age, and position of each member of the Board of Directors of the Company (the “Board” or “Board of Directors”) as of April 24, 2023:

Directors	Age	Position(s) and Office(s) Held with the Company
Robert B. Mills	73	Chairman of the Board of Directors
David A. B. Brown	79	Director
Steven D. Davis	67	Director
Linda A. Goodspeed	61	Director
Nelson Obus	76	Director
Tracy D. Pagliara	60	President, Chief Executive Officer and Director
Mitchell I. Quain	71	Director

The term for each of our current directors expires at the next annual meeting of stockholders. All directors are elected to serve until their respective successors are duly elected and qualified at the next annual meeting of stockholders, or until the earlier of his or her death, resignation, retirement or removal from such position. There are no family relationships among any of our directors or executive officers.

Set forth below is the specific experience, qualifications and background of each of the individuals listed above.

Robert B. Mills has served as a member of the Board of Directors since October 2015 and was appointed Chairman of the Board of Directors in March 2021. From June 2011 through March 2015, Mr. Mills served as the Chief Operating Officer of Assured Guaranty, Ltd. (NYSE: AGO), a publicly traded financial guaranty insurance company. Prior to his role as Chief Operating Officer, Mr. Mills served as Chief Financial Officer of Assured Guaranty, Ltd. from January 2004 to June 2011. In connection with his role as Chief Operating Officer of Assured Guaranty, Ltd., Mr. Mills chaired the management committee, which established corporate policy and the strategic and tactical direction for the business, and served as a member of the board of directors of each of Assured Guaranty, Ltd.’s five separately regulated insurance companies. Prior to his time at Assured Guaranty, Mr. Mills served as Chief Operating Officer and Chief Financial Officer of the Americas Region of UBS AG, an investment bank and financial services company, from 1994 to 2004. From 1971 to 1994, Mr. Mills worked for KPMG and was elected to the partnership in 1981. Mr. Mills previously served as Executive Chairman of the board of directors of Continental General Insurance Company, a private insurance company, from April 2020 to October 2020, and as a member of the board of directors of Syncora Holdings Ltd. (n/k/a SHL Holdings Ltd.) (formerly OTC: SYCRF), a financial guaranty insurance company, from 2016 until February 2020. He is a Certified Public Accountant and a Certified Global Management Accountant.

Director Qualifications. Mr. Mills is a Certified Public Accountant and has experience serving as Chief Financial Officer and Chief Operating Officer, most recently for Assured Guaranty, Ltd., a public company. Mr. Mills has extensive financial expertise and a thorough understanding of financial statements, corporate finance and accounting and provides financial and accounting expertise to the Board of Directors.

David A. B. Brown has served as a member of the Board of Directors since May 2016. Mr. Brown previously served on the board of directors of Concrete Pumping Holdings, Inc. (Nasdaq: BBCP), a provider of concrete pumping services and concrete waste management services in the U.S. and U.K. markets, from July 2017 through April 2021, where he served as non-executive chairman, chair of the corporate governance and nominating committee and as a member of the audit committee. Mr. Brown also previously served on the board of directors of EMCOR Group, Inc. (NYSE: EME), one of the largest electrical and mechanical construction and facilities services firms in the U.S., where he served as chair of the audit committee and as a member of the nominating and corporate governance committee, from December 1994 to June 2020; on the board of directors of Layne Christensen Company (then Nasdaq: LAYN), a global water management, construction, and drilling company, from 2003 through June 2018, including as chairman beginning in 2005, and, from June 2014 to January 2015, as its President and Chief Executive Officer; and as a member of the board of directors of Hercules Offshore, Inc. (then OTC: HERO) from November 2015 to December 2016. Mr. Brown was the chairman of the board of directors of Pride International, Inc., a leading provider of offshore contract drilling and related services to oil and natural gas companies worldwide, from May 2005 to May 2011, and, after Pride’s acquisition by Ensco plc (now Valaris plc) (NYSE: VAL), Mr. Brown served as a director of Ensco plc from May 2011 to May 2014. Mr. Brown also previously served as the co-founder and President of The Windsor Group, Inc., and a director of numerous other companies in the energy industry. Mr. Brown is a member of the National Association of Corporate Directors.

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

Steven D. Davis has served as a member of the Board of Directors since June 2019. Mr. Davis previously served in a variety of positions at Sempra Energy (NYSE: SRE), a Fortune 500 energy-infrastructure and public utility holding company, and its indirect subsidiaries, Southern California Gas Company (“SCGC”) (OTC: SOCGM) and San Diego Gas & Electric Company (“SDG&E”), from 1980 until his March 2018 retirement. He served as Corporate Group President—Utilities of Sempra Energy, from January 2017 through his retirement in March 2018; Executive Vice President—External Affairs and Corporate Strategy of Sempra Energy, from September 2015 through December 2016; President and Chief Operating Officer of SDG&E, from January 2014 through September 2015; and Senior Vice President of External Affairs for Sempra Energy, from March 2012 to December 2013. Prior to that, he held other senior level positions, including Vice President—Investor Relations of Sempra Energy, from May 2010 to March 2012; Vice President—Communications and Community Partnerships of Sempra Energy, from 2006 to 2010; and Senior Vice President—External Relations and Chief Financial Officer for SCGC and SDG&E, from 2004 to 2006. Mr. Davis served as a director of SCGC from September 2011 through December 2013, and again from November 2015 through March 2018, including as its non-executive chairman from January 2017. Mr. Davis also served as a director of SDG&E from 2011 to March 2018, including as its non-executive chairman from January 2017. Mr. Davis has served as a member of the board of directors of American States Water Company (NYSE: AWR), a parent company of water utility, electric utility and contracted services subsidiaries, since May 2021, where he serves on the audit and finance committee and nominating and governance committee. Mr. Davis previously served on the boards of directors of the U.S. Chamber of Commerce and the Edison Electric Institute.

Director Qualifications. Mr. Davis brings a multi-faceted perspective and in-depth industry understanding to the Board through his extensive experience in the energy services industry, including decades of experience in utility and energy infrastructure operations, and his prior service in executive management of a public company and as a board member of leading utility and business organizations.

Linda A. Goodspeed has served as a member of the Board of Directors since November 2021. Ms. Goodspeed is the retired Chief Operating Officer and a Managing Partner at WealthStrategies Financial Advisors, a registered investment advisory firm, positions she held from 2008 until her retirement in 2017. Ms. Goodspeed previously served as Senior Vice President and Chief Information Officer of The ServiceMaster Company, a provider of home services, from 2011 to 2015. From 2008 to September 2011, Ms. Goodspeed served as Vice President, Information Systems and Chief Information Officer for Nissan North America, Inc., a subsidiary of Nissan Motor Company, a global manufacturer of vehicles. From 2001 to 2008, Ms. Goodspeed served as Executive Vice President at Lennox International Inc., a global manufacturer of air conditioning, heating and commercial refrigeration equipment. Ms. Goodspeed currently serves as a member of the board of directors of each of the following companies: American Electric Power Company, Inc. (Nasdaq: AEP), a public utility holding company, where she serves on the audit, nuclear oversight and policy committees and as chair of the technology committee; AutoZone, Inc. (NYSE: AZO), a retailer and distributor of automotive replacement parts and accessories in the Americas, where she serves on the audit and compensation committees; and Darling Ingredients Inc. (NYSE: DAR), which turns edible by-products and food waste into sustainable products and produces renewable energy, where she serves as chair of the compensation committee and as a member of the nominating and corporate governance committee. She previously also served on our Board of Directors from May 2016 to April 2018 and on the board of directors of Columbus McKinnon Corp. from October 2004 to May 2017.

Director Qualifications. Ms. Goodspeed’s extensive experience in management roles and as a member of the board of director of public companies makes her well qualified to serve as a director of the Company. She has held multiple key strategic and operational roles with several large global companies and in information technology and currently serves on the boards of three other spublic companies. Ms. Goodspeed’s experience in information technology roles and with cybersecurity, including having completed the National Association of Corporate Directors’ certification in cybersecurity oversight, brings valuable experience to the Board of Directors. Ms. Goodspeed is also a registered investment advisor.

Nelson Obus has served as a member of the Board of Directors since June 2016. Mr. Obus has served as president of Wynnefield Capital, Inc. since November 1992 and as the managing member of Wynnefield Capital Management, LLC since January 1997. Wynnefield Capital Management, LLC manages two partnerships and Wynnefield Capital, Inc. manages one partnership, all three of which invest in small-cap value U.S. public equities. Since October 2018, Mr. Obus has served on the board of directors of Lifecore Biomedical, Inc. (f/k/a Landec Corporation) (Nasdaq: LFCR), a contract development and manufacturing organization that provides services for injectable pharmaceuticals and medical devices, where he serves as a member of the nominating and corporate governance committee and the compensation committee. Mr. Obus previously served as a member of the board of directors of Jason Industries Inc. (then OTC: JASN) (n/k/a Jason Holdings Inc.), the parent company of manufacturing subsidiaries within the finishing and seating markets, from June 2018 to August 2020, upon its emergence from bankruptcy; Layne Christensen Company (then Nasdaq: LAYN) from 2004 to June 2018; Breeze-Eastern Corporation, a company that designs, develops, manufactures, sells and services sophisticated mission equipment for helicopters, from January 2012 to December 2015; Gilman Ciocia, Inc., a company that provides income tax preparation, accounting and financial planning services, from September 2007 to January 2012; and Sylvan, Inc., a formerly Nasdaq-listed company specializing in producing and distributing mushroom spawn, from 2001 to 2006.

Director Qualifications. Mr. Obus’s pertinent experience, qualifications, attributes and skills include his financial literacy and expertise, capital markets expertise and managerial experience gained through his leadership roles and ownership interest in related investment management companies, Wynnefield Capital Management, LLC and Wynnefield Capital, Inc., and the knowledge and experience he has attained from service on other public company boards. He also brings to the Board the perspective of the Company’s most significant stockholder.

Tracy D. Pagliara has served as a member of our Board of Directors since July 2017 and as our President and Chief Executive Officer starting in April 2018, having previously served as Co-President and Co-CEO from July 2017 through April 2018. Prior to July 2017, he served as our Chief Administrative Officer, General Counsel and Secretary from January 2014, and also as Senior Vice President from November 2015. He previously served as our General Counsel, Secretary and Vice President of Business Development from April 2010 through December 2013. Prior to joining the Company in April 2010, Mr. Pagliara served as the Chief Legal Officer of Gardner Denver, Inc., a leading global manufacturer of highly engineered compressors, blowers, pumps and other fluid transfer equipment, from August 2000 through August 2008. He also had responsibility for other roles during his tenure with Gardner Denver, including Vice President of Administration, Chief Compliance Officer and Corporate Secretary. Prior to joining Gardner Denver, Mr. Pagliara held positions of increasing responsibility in the legal departments of Verizon Communications/GTE Corporation from August 1996 to August 2000 and Kellwood Company from May 1993 to August 1996, ultimately serving in the role of Assistant General Counsel for each company. Mr. Pagliara currently serves on the board of directors and audit, compensation and nominating and corporate governance committees of Westwater Resources, Inc. (NYSE American: WWR), a diversified energy materials developer, where he has served since July 2017. He is a member of the Missouri and Illinois State Bars and a Certified Public Accountant. In addition, in accordance with customary practice, Mr. Pagliara and other officers of the Company have served as officers of the Company’s various subsidiaries, although not acting in an executive role for the relevant subsidiary. As previously disclosed, such subsidiaries included Koontz-Wagner Custom Controls Holdings LLC, which filed a voluntary petition for relief under Chapter 7 of the U.S. Bankruptcy Code in July 2018 and ceased operations at such time.

Director Qualifications. Mr. Pagliara has a deep understanding of the Company and its business, having been with the Company since 2010. He has worked in the industry for nearly 20 years and has extensive experience advising public companies. His executive compensation, human resources, governance, legal and accounting background further add to his value as a member of the Board of Directors.

Mitchell I. Quain has served as a member of our Board of Directors since September 2020. Mr. Quain has served on the Executive Council of American Securities LLC, a private equity firm, since January 2020. From December 2011 to December 2019, Mr. Quain was a Senior Advisor at the private equity firm Carlyle Group. From January 2010 through December 2011, Mr. Quain was a Partner at One Equity Partners, a private investment firm. From 2006 through 2009, he was a Senior Director and then Managing Director of ACI Capital Corp., a private equity investment firm. From 2002 through 2005, Mr. Quain served as Chairman of Register.com, Inc., a provider of domain name registration and internet services, and, from 1997 to 2001, he was employed with ABN AMRO Bank N.V. and its predecessors in several capacities, including Vice Chairman of Investment Banking. Mr. Quain has served on the board of directors of AstroNova, Inc. (Nasdaq: ALOT), a global leader in data visualization technologies, where he serves on the compensation and nominating and governance committees and as chair of the audit committee, since 2011; Star Equity Holdings, Inc. (Nasdaq: STRR), a diversified holding company with three divisions: Healthcare, Construction, and Investments, where he serves as lead independent director and as chair of the corporate governance committee, since 2019; and Kensington Capital Acquisition Corp. V (NYSE: KCGI), a special purpose acquisition company formed for the purpose of effecting a merger, stock purchase or similar business combination with a business in the automotive and industrial sectors, since August 2021, where he serves on the audit committee and as chair of the nominating and corporate governance committee. Mr. Quain previously served on the boards of multiple other public and private companies, including Kensington Capital Acquisition Corp. IV from March 2022 to September 2022, upon the completion of its initial business combination (now Amprius Technologies, Inc.), Kensington Capital Acquisition Corp. from June 2020 to November 2020, upon the completion of its initial business combination (now QuantumScape Corporation), Kensington Capital Acquisition Corp. II from February 2020 to October 2021, upon the completion of its initial business combination (now Wallbox N.V.), Jason Industries, Inc. (n/k/a Jason Holdings Inc.), DeCrane Aircraft Holdings, Inc., Handy & Harman Ltd., Hardinge Inc., HEICO Corporation, Magnetek, Inc., Mechanical Dynamics, Inc., RBC Bearings Incorporated, Register.com, Inc., Strategic Distribution, Inc., Tecumseh Products Company, Titan International, Inc., and Xerium Technologies, Inc. He is also a Chartered Financial Analyst.

Director Qualifications. Mr. Quain’s substantial public company board and governance experience, as well as his history in private equity and his designation as a Chartered Financial Analyst, bring a valuable perspective to the Board.

Information about our Executive Officers

The following sets forth information regarding our executive officers as of April 24, 2023. Executive officers are appointed by, and hold office at the discretion of, our Board of Directors, subject to the terms of any employment agreements. Mr. Pagliara’s background is described above.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires all persons subject to such reporting requirements to file initial reports of ownership and reports of changes in ownership with the SEC. To our knowledge, based solely on a review of these reports filed with the SEC and certain written representations furnished to us, we believe that all persons subject to these reporting requirements timely complied with such requirements during 2022, except that previously granted performance-based restricted stock units were inadvertently omitted from previous filings by Mr. Pagliara and Mr. Wheelock and were included in their respective Form 4 filings filed on April 4, 2022.

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics, which outlines the principles of legal and ethical business conduct under which we do business. The Code of Business Conduct and Ethics is applicable to all of our directors, officers and employees. The Code of Business Conduct and Ethics is available under the heading “Governance—Governance Documents” of the Investor Relations section of our website at www.wisgrp.com. Upon written request to our Corporate Secretary mailed to our principal executive offices, we will provide a copy of the Code of Business Conduct and Ethics free of charge. Any substantive amendment of the Code of Business Conduct and Ethics, and any waiver of the Code of Business Conduct and Ethics for executive officers or directors, will be made only after approval by the Board or a committee of the Board, and will be disclosed on our website. In addition, any such amendment or waiver will be disclosed within four days on a Form 8-K filed with the SEC if then required by applicable rules and regulations, including the rules of the NYSE American LLC (“NYSE American”), which currently require a Form 8-K to be filed disclosing any waiver of the Code of Business Conduct and Ethics for directors and officers.

Audit Committee

The Board of Directors has a standing Audit Committee, the members of which are Robert B. Mills, the committee chairperson, David A. B. Brown, Steven D. Davis and Linda A. Goodspeed. Our Board of Directors has determined that each of member of the Audit Committee meets applicable SEC and NYSE American rules and regulations regarding independence, qualifies as an “audit committee financial expert,” as defined under the applicable rules of the SEC, and is financially sophisticated, as defined under the applicable rules and regulations of the NYSE American.

Item 11. Executive Compensation.

Executive Compensation

This section describes the 2022 compensation program established by the Compensation Committee for our named executive officers. Our named executive officers for 2022 were as follows:

•	Tracy D. Pagliara, President and Chief Executive Officer;

•	Randall R. Lay, Executive Vice President, Chief Operating Officer; and

•	Charles E. Wheelock, Senior Vice President, Chief Administrative Officer, General Counsel and Secretary.

2022 Summary Compensation Table

The following table presents information regarding the compensation earned by our named executive officers in each of 2022 and 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)		Total ($)
Tracy D. Pagliara	2022	562,500	—	547,248	63,250	112,645	(3)	1,285,643
President and Chief Executive Officer	2021	541,057	—	2,069,650	—	48,596		2,659,303
Randall R. Lay	2022	425,000	—	334,320	32,250	92,421	(4)	883,991
Executive Vice President, Chief Operating Officer	2021	391,701	—	848,809	—	47,058		1,287,568
Charles E. Wheelock	2022	313,000	—	163,974	17,435	35,877	(5)	530,286
Senior Vice President, Chief Administrative Officer, General Counsel and Secretary	2021	308,494	—	635,391	—	9,994		953,879

(1)	This column does not reflect the value of stock awards that were earned by the named executive officers during each of the years listed above. Rather, as required by applicable SEC rules, this column reflects (i) the aggregate grant date fair value of time-based restricted stock units (sometimes referred to as “RSUs”) and performance-based awards granted to our named executive officers in the applicable year, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“Topic 718”), and (ii) for 2021, the incremental fair value for financial accounting purposes of stock awards that were granted prior to 2021 and that were modified in 2021, as set forth in more detail in our 2021 proxy statement.

The grant date fair value of the performance-based awards was based on the probable outcome of the applicable performance conditions as of the date of grant. The grant date fair value of the performance-based awards for 2022, assuming that the maximum level of performance would be achieved, was as follows: for Mr. Pagliara, $729,665; for Mr. Lay, $445,760; and for Mr. Wheelock, $218,633. For a discussion of the assumptions that we used to value the time-based RSUs and performance-based awards for financial accounting purposes, please refer to “Note 13—Stock-Based Compensation” in the notes to our consolidated financial statements contained in our Original Form 10-K.

(2)	This column reflects amounts earned by our named executive officers under our short-term incentive (“STI”) plan for the applicable year based on achievement of the applicable performance goals.

(3)	Pursuant to his employment agreement, Mr. Pagliara was required to perform his duties and responsibilities as Chief Executive Officer in Tucker, Georgia commencing September 1, 2018. In exchange, the Company agreed, under his employment agreement, to reimburse Mr. Pagliara for the following expenses: (i) the costs of airline tickets (and related ground transportation and parking) for trips from Atlanta, Georgia to visit his family ($12,143 in 2022); (ii) the costs of renting an apartment in Atlanta and the related utilities ($30,424 in 2022); and (iii) the aggregate incremental costs of providing an automobile for business use ($12,725 in 2022). In addition, Mr. Pagliara received 401(k) matching contributions of $10,800, premiums for additional group-term life insurance coverage of $2,322 for 2022, and payout of accrued but unused vacation of $44,231 in 2022.

(4)	Pursuant to his employment agreement, Mr. Lay was required to perform his duties and responsibilities as Chief Financial Officer in Tucker, Georgia. In exchange, the Company agreed, under his employment agreement, to reimburse Mr. Lay for the following expenses: (i) the costs of airline tickets (and related ground transportation and parking) for trips from Atlanta, Georgia to his residence ($0 in 2022); (ii) the costs of renting an apartment in Atlanta and the related utilities ($27,102 in 2022); and (iii) the aggregate incremental costs of providing an automobile for business use ($11,884 in 2022). In addition, Mr. Lay received 401(k) matching contributions of $13,500, premiums for additional group-term life insurance coverage of $6,858 for 2022, and payout of accrued but unused vacation of $33,077 in 2022.

(5)	For Mr. Wheelock, reflects 401(k) matching contributions of $10,250, premiums for additional group-term life insurance coverage of $1,242 for 2022, and payout of accrued but unused vacation of $24,385 in 2022.

Employment and Separation Arrangements

Employment Agreements

On June 20, 2018, in connection with Mr. Pagliara’s appointment as President and Chief Executive Officer of the Company on April 13, 2018, Mr. Pagliara entered into a new employment agreement with the Company (the “Pagliara Employment Agreement”), which replaced the Co-CEO employment agreement that was previously in place. The Pagliara Employment Agreement provides for an initial term of one year with automatic one-year renewals unless earlier terminated pursuant to the provisions of the Pagliara Employment Agreement or written notice of non-renewal is delivered by either party at least 90 days prior to the expiration of the then-current term. Under the agreement, Mr. Pagliara’s annual base salary was set at $500,000 and his STI bonus opportunity target was set at 80% of his annual base salary and his long-term incentive (“LTI”) opportunity target was set at 125% of his annual base salary.

The Pagliara Employment Agreement entitles Mr. Pagliara to certain severance benefits if the Company terminates his employment other than for disability or cause (including by reason of the Company not renewing the term), or if he terminates his employment for good reason (each a “Qualified Termination”). In such event, subject to Mr. Pagliara signing and not revoking a release of claims in favor of the Company, the Company would pay him, among other things, continued annual base salary for an 18-month period, subsidized health insurance premiums for 12 months, STI earned for the prior year, if not paid, and, if terminated on or after April 1, a pro-rated STI based on actual results. If the Qualified Termination occurred within 90 days before or two years after a Change in Control of the Company (as defined in the Pagliara Employment Agreement), then the Company would pay or cause to be paid to Mr. Pagliara the following additional benefits: (i) his target STI for the fiscal year in which the termination occurs (without pro-ration), and (ii) his then-outstanding equity incentive awards would become vested in full (without pro-ration), with any specified performance objectives deemed to be satisfied at the “target” level. The Company would pay lower amounts of severance benefits if Mr. Pagliara’s employment were terminated due to death or disability. The Company also agreed to reimburse Mr. Pagliara for certain reasonable travel and other out-of-pocket expenses, including certain costs associated with his relocation from Dallas, Texas to the Company’s headquarters office in Georgia. The Pagliara Employment Agreement additionally contains standard restrictive covenants.

On September 30, 2019, in connection with Mr. Lay’s appointment as Senior Vice President and Chief Financial Officer, the Company entered into an employment agreement (the “Lay Employment Agreement”) with Mr. Lay. The Lay Employment Agreement provides for an initial term of one year with automatic one-year renewals unless earlier terminated pursuant to the provisions of the Lay Employment Agreement or written notice of non-renewal is delivered by either party at least 90 days prior to the expiration of the then-current term. Under the agreement, Mr. Lay’s annual base salary was set at $325,000, which was to be increased to $350,000, effective as of April 1, 2020 (subject to a satisfactory performance review by the Board of Directors of the Company). Mr. Lay’s STI bonus opportunity target was set at 65% of his annual base salary, and he additionally received an LTI award as an employment inducement award, granted outside of the Company’s 2015 Equity Incentive Plan (as amended and restated, the “2015 Plan”), comprised of RSUs in respect of 150,000 shares. Of those, 100,000 RSUs were subject to time-based vesting conditions (with vesting in three equal annual installments on each of March 31, 2020, 2021 and 2022) and 50,000 were subject to performance-based vesting conditions (with vesting in two equal annual installments on each of March 31, 2021 and 2022, subject to achievement of the performance metrics to be established by the Board of Directors for the years ended December 31, 2020 and 2021). Such awards were subject to the terms and conditions of the respective award agreements.

The Lay Employment Agreement entitles Mr. Lay to certain severance benefits if he incurs a Qualified Termination. In such event, subject to Mr. Lay signing and not revoking a release of claims in favor of the Company, the Company would pay him, among other things, continued annual base salary for a 12-month period, subsidized health insurance premiums for 12 months, STI earned for the prior year, if not paid, and, if terminated on or after April 1, a pro-rated STI based on actual results. If the Qualified Termination occurred within 90 days before or two years after a Change in Control of the Company (as defined in the Lay Employment Agreement), then the Company would pay or cause to be paid to Mr. Lay the following additional benefits: (i) his target STI for the fiscal year in which the termination occurs (without pro-ration), and (ii) his then-outstanding equity incentive awards would become vested in full (without pro-ration), with any specified performance objectives deemed to be satisfied at the “target” level. The Company would pay lower amounts of severance benefits if Mr. Lay’s employment were terminated due to death or disability. The Company has also agreed to reimburse Mr. Lay for certain reasonable travel and other out-of-pocket expenses, including certain costs associated with his travel to the Company’s headquarters in Georgia. The Lay Employment Agreement additionally contains standard restrictive covenants.

On August 12, 2019, in connection with Mr. Wheelock’s appointment as Senior Vice President, Chief Administrative Officer, General Counsel and Secretary, the Company entered into an employment agreement (the “Wheelock Employment Agreement”) with Mr. Wheelock. The Wheelock Employment Agreement provides for an initial term of one year with automatic one-year renewals unless earlier terminated pursuant to the provisions of the Wheelock Employment Agreement or written notice of non-renewal is delivered by either party at least 90 days prior to the expiration of the then-current term. Under the agreement, Mr. Wheelock’s annual base salary was set at $267,800 and his STI bonus opportunity target was set at 50% of his annual base salary. The Wheelock Employment Agreement entitles Mr. Wheelock to certain severance benefits if he incurs a Qualified Termination. In such event, subject to Mr. Wheelock signing and not revoking a release of claims in favor of the Company, the Company would pay him, among other things, continued annual base salary for a 12-month period, subsidized health insurance premiums for 12 months, STI earned for the prior year, if not paid, and, if terminated on or after April 1, a pro-rated STI based on actual results. If the Qualified Termination occurred within 90 days before or two years after a Change in Control of the Company (as defined in the Wheelock Employment Agreement), then the Company would pay or cause to be paid to Mr. Wheelock the following additional benefits: (i) his target STI for the fiscal year in which the termination occurs (without pro-ration), and (ii) his then-outstanding equity incentive awards would become vested in full (without pro-ration), with any specified performance objectives deemed to be satisfied at the “target” level. The Company would pay lower amounts of severance benefits if Mr. Wheelock’s employment were terminated due to death or disability. The Wheelock Employment Agreement additionally contains standard restrictive covenants.

Elements of Total Direct Compensation

The overriding objective of our compensation program in 2022 was to attract and retain a quality management team capable of re-establishing a solid foundation for our business through process discipline, operating rigor and accountability, while continuing to provide our customers with high quality services.

A brief summary of our total direct compensation—consisting of base salary, STI opportunities and LTI opportunities—for our named executive officers is set forth below.

2022 Annual Base Salaries

The Compensation Committee intends to provide our named executive officers with competitive base salaries that are commensurate with their job responsibilities, experience and performance. During the annual performance review process in 2022, the base salaries for our named executive officers were increased. The adjustments generally were intended to bring the base salaries closer to the market median of the compensation peer group.

Named Executive Officer	2021 Annual Base Salary	2022 Annual Base Salary
Mr. Pagliara	$550,000	$575,000
Mr. Lay	$380,000	$430,000
Mr. Wheelock	$309,000	$317,000

On December 12, 2022, the Board authorized (i) a 10% reduction in the annual base salary for each of the named executive officers, commencing on January 2, 2023, which amount shall be reinstated, and the reduced amount repaid to each officer, on the first to occur of January 1, 2024 or a change in control of the Company, provided that the named executive officer remains employed through the applicable vesting date, and (ii) an accelerated payment of the accrued but unpaid vacation of each named executive officer by the end of 2022.

2022 Short-Term Incentive Compensation

The Company maintains the STI plan, under which our named executive officers are eligible to receive annual cash payments based on the extent to which certain operational goals are achieved. The STI plan is designed to motivate our named executive officers to achieve each year’s business plan objectives. During the annual performance review process in March 2022, the Compensation Committee did not make any changes to the STI opportunities for the named executive officers. The target STI opportunities, expressed as a percentage of annual base salary, were increased for Mr. Pagliara and Mr. Lay to bring them closer to the market median of the peer group.

Named Executive Officer	2022 Target STI Opportunity (as a % of Annual Base Salary)
Mr. Pagliara	110%
Mr. Lay	75%
Mr. Wheelock	55%

The 2022 STI program for the named executive officers was weighted 65% Consolidated Adjusted EBITDA, 25% pre-STI free cash flow and 10% safety. Each performance goal had a threshold, target and maximum performance target, with payout levels equal to 50% of a participant’s award opportunity “apportioned” to that goal (i.e., his target STI percentage, multiplied by annual base salary, multiplied by the allocation percentage for the goal) for threshold performance, 100% for target performance and 200% for maximum performance. If actual performance for a goal fell below the threshold level, then no payout would be earned for that goal. The following chart sets forth the performance goals and targets under the 2022 STI program, along with the actual results and payout percentage.

Goal	Weight	Threshold (50% payout)	Target (100% payout)	Maximum (200% payout)	Actual Results	Payout Percentage
Consolidated Pre-STI EBITDA	65%	$12,778,200	$14,198,000	$17,037,600	$(3,519,750)	0%
Pre-STI Free Cash Flow	25%	$6,326,100	$7,029,000	$8,434,800	$(10,144,655)	0%
Safety	5%	RIR < 0.5	RIR < 0.4	RIR < 0.3	0.4	10%
	5%	LTIR 0.08	LTIR 0.04	LTIR 0.00	0.04
	Override	Recordable Injury Rate (RIR) < 0.3 results in maximum payout for entire safety metric			0.4
	Hurdle	SIR = 0 (SIR > 0 results in no payout, regardless of achievement of the other safety metrics.) SIR is an injury result that is considered life altering.			0

Adjusted EBITDA is defined in our earnings releases and equals the sum of our income (loss) from continuing operations before interest expense, net, and income tax (benefit) expense and unusual gains or charges, and is calculated prior to the accrual for the STI program. Pre-STI free cash flow is defined as Adjusted EBITDA less interest, capital expenditures and cash taxes, and is calculated prior to the accrual for the STI program. The financial results for both goals are adjusted to exclude stock compensation expense under any outstanding LTI program for current or future years.

Based on the above, the weighted average payout level for each named executive officer under the 2022 STI program was 10%.

2022 Long-Term Incentive Compensation

As part of its annual performance evaluation, the Compensation Committee reviewed the LTI award levels for 2022 for our named executive officers. When considering appropriate award levels, the Compensation Committee considered its assessment of each executive’s general performance during the year, as well as his relative roles and responsibilities and potential within the Company, our burn rate, the potential dilution that will occur to our stockholders and the median levels of market surveys. Based on this information, the Compensation Committee adjusted the LTI opportunities for Mr. Pagliara and Mr. Lay to bring their total direct compensation opportunity closer to the market median of the compensation peer group.

Named Executive Officer	2022 Target LTI Opportunity (as a % of Annual Base Salary)
Mr. Pagliara	150%
Mr. Lay	120%
Mr. Wheelock	80%

Under the 2022 LTI program, the LTI target opportunity was allocated between performance-based awards and time-based restricted share units as follows:

Award Type	Allocation	Brief Summary
Performance-Based Award	2/3

•      The award is earned based on the extent to which we achieve two equally weighted performance goals for each of the 2022, 2023 and 2024 fiscal years.

•       If earned, the award becomes vested if the executive remains employed through March 31, 2025, with pro-rated vesting upon an earlier termination of employment without cause or by reason of death or disability, or upon a resignation for good reason.

•      To the extent vested, the award is payable in shares of our common stock, or at the election of the Compensation Committee, in cash (without interest).

Time-Based Restricted Share Units	1/3

•       The award vests in three equal installments on each of March 31, 2023, 2024, and 2025 if the executive remains employed through the applicable vesting date, with pro-rated vesting upon an earlier termination of employment without cause or by reason of death or disability, or upon a resignation for good reason.

•      To the extent vested, the award is payable in shares of our common stock, or at the election of the Compensation Committee, in cash (without interest).

The performance-based awards had three annual performance periods (fiscal years 2022, 2023 and 2024), with operating income and free cash flow goals (equally weighted) for each year established on the date of grant. The annual achievement levels are accumulated over the three-year performance period and the earned amounts, if any, vest on March 31, 2025. The performance goals and payout formulas for 2022 were as follows (with the target levels for each of 2023 and 2024 reset annually based on prior year actual results, plus 25% growth):

Performance Objective	Weight	Performance Cycle = Fiscal Year	Threshold (50% payout)	Target (100% payout)	Maximum (200% payout)
Operating Income	50%	2022	$6,944,226	$8,680,283	$10,416,339
Free Cash Flow	50%	2022	$7,809,969	$9,762,461	$11,714,954

Straight line interpolation is used for performance between threshold, target and maximum levels. The three-year average payout level for each performance objective replaces the actual payout level for any fiscal year where the actual payout is less than the three-year average.

For purposes of the 2022 fiscal year, operating income was defined as gross margin less selling, general and administrative expenses. Free cash flow was defined as Adjusted EBITDA less interest, capital expenditures and cash taxes. The financial results for both goals are adjusted to exclude stock compensation expense under any outstanding LTI program for current or future years. The Company’s operating income and free cash flow for 2022 were below the applicable threshold levels, which resulted in an achievement level of 0% for the 2022 fiscal year.

2021 Long-Term Incentive Program

Our 2021 LTI program consists of performance-based awards (2/3 value) and time-based restricted stock unit awards (1/3 value). The Compensation Committee has the discretion to pay the awards in cash or shares.

The performance-based awards had three annual performance periods (fiscal years 2021, 2022 and 2023), with operating income and free cash flow goals (equally weighted) for each year established on the date of grant. The annual achievement levels are accumulated over the three-year performance period and the earned amounts, if any, vest on March 31, 2024. As noted above, the Company’s operating income and free cash flow for 2022 were below the applicable threshold levels, which resulted in an achievement level of 0% for the 2022 fiscal year.

2020 Long-Term Incentive Program

Our 2020 LTI program consists of performance-based awards (2/3 value) and time-based restricted stock unit awards (1/3 value). The Compensation Committee has the discretion to pay the awards in cash or shares; provided that the first tranche of the time-based awards would be paid in shares.

The performance-based awards had three annual performance periods (fiscal years 2020, 2021 and 2022), with operating income and free cash flow goals (equally weighted) for each year established on the date of grant. The annual achievement levels are accumulated over the three-year performance period and the earned amounts, if any, vest on March 31, 2023. As noted above, the Company’s operating income and free cash flow for 2022 were below the applicable threshold levels, which resulted in an achievement level of 0% for the 2022 fiscal year.

2018 Long-Term Incentive Program

The Company previously granted performance-based restricted stock units under the 2018 LTI program to Mr. Pagliara and Mr. Wheelock, which vested if the Company achieved a per share stock price of $5.00 for 30 consecutive trading days prior to December 31, 2022, provided that the executive remains employed through that date. We achieved the stock price goal as of July 16, 2021, and therefore these awards vested as of December 31, 2022.

Compensation Policies

We maintain compensation policies and practices that are designed to align the interests of our named executive officers with our stockholders.

•	Stock Ownership Guidelines. Our stock ownership guidelines require the officers of the Company to hold a minimum level of the Company’s shares of common stock: for the Chief Executive Officer position, the lesser of three times his or her base salary or 75,000 shares, and for the other named executive officers, the lesser of two times his or her base salary or 40,000 shares. These guidelines are designed so that each executive has personal wealth tied to the long-term success of the Company and is therefore aligned with stockholder interests. The target date for named executive officers to meet these stock ownership guidelines is five years from the date of his or her appointment. As of April 24, 2023, each current named executive officer who was required to meet the ownership requirements met or exceeded the minimum ownership requirement.

•	No Hedging or Pledging of Company Stock. Our insider trading policy prohibits our employees, officers and directors from engaging in hedging transactions involving Company stock or, unless approved in writing by the Company’s general counsel, holding Company stock in a margin account. Additionally, our officers and directors may only pledge securities with the consent of the Company. No named executive officer or director has pledged securities.

•	Claw Back Policy. We maintain a “claw back” policy, under which our Board has the ability to require our executive officers to forfeit or repay STI awards and other performance-based compensation if: (i) the payment, grant or vesting of the compensation was based upon financial results that were subsequently restated; (ii) the Board determines, in its sole discretion, that the officer engaged in fraud or misconduct that caused or contributed to the need for the restatement; (iii) the officer received more compensation than he or she would have received if the financial results had been properly reported; and (iv) the Board determines, in its sole discretion, that forfeiture or repayment of all or a portion of the officer’s performance-based compensation is in the best interest of the Company and its stockholders.

•	No Excise Tax Gross Ups. We do not provide excise tax gross ups for severance benefits received in connection with a change in control of the Company.

•	Double Trigger Vesting. Our 2015 Plan provides for “double trigger” vesting of equity awards assumed in a change in control transaction, so that the awards will not automatically vest on a change in control. Instead, the awards assumed in a transaction will continue to vest on their regularly-scheduled vesting date or, if earlier, upon a termination without cause or resignation for good reason within two years after a change in control.

•	No Supplemental Executive Retirement Plan. We do not maintain a supplemental executive retirement plan or any other type of defined benefit retirement plan.

•	Risk Assessment. We believe that our compensation policies and practices for all employees, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on us. Although a significant portion of our executive compensation program traditionally has been performance-based, we have focused on aligning our compensation policies with the long-term interests of our stockholders and avoiding rewards that could create excessive or inappropriate risks to the Company.

•	Consideration of “Say-on-Pay” Vote. At the 2022 Annual Meeting of Stockholders, stockholders showed support for our executive compensation program by approving the compensation of our named executive officers by approximately 80% of the votes cast. The Compensation Committee views the support of our stockholders as a strong endorsement of our compensation program and objectives.

Compensation Consultant

Competitive Market Practices

We believe that each element of our compensation program should remain competitive to attract and retain experienced, high-caliber executives.

When setting 2022 compensation levels for the named executive officers, the Compensation Committee reviewed materials prepared by Meridian Compensation Partners (“Meridian”) as its independent compensation consultant, reporting directly to the Compensation Committee and serving at the sole discretion of the Compensation Committee. During its engagement, Meridian was asked to review competitive compensation data, including pay mix and compensation levels. The compensation data was derived from several sources, including the companies in a compensation peer group established by the Compensation Committee, with the advice of Meridian, and selected compensation surveys. Each of these sources is described below. In general, the market data was regressed to match our projected revenue.

The Compensation Committee generally attempts to structure total cash compensation for named executive officers at approximately +/-10% of the market median, and LTI and total target pay within +/-15% of the market median. The Compensation Committee, however, retains discretion to adjust specific compensation elements and levels above or below these guidelines in order to respond to market conditions, promotions, new hires, individual performance or other circumstances.

Compensation Peer Group

Our compensation peer group consists of 14 companies in the construction, energy and industrial products and machinery industries. The members of the compensation peer group are as follows:

Compensation Peer Group
Ameresco, Inc.	Infrastructure and Energy Alternatives, Inc.
Argan, Inc.	Limbach Holdings, Inc.
AZZ Inc.	Matrix Service Company
Charah Solutions, Inc.	Nuverra Environmental Solutions, Inc.
Hudson Technologies, Inc.	Orion Group Holdings, Inc.
IES Holdings, Inc.	Ranger Energy Services, Inc.
Independence Contract Drilling, Inc.	Smart Sand, Inc.

The Compensation Committee also reviews market data from a special cut of an Equilar Top 25 Survey, focusing on companies with $50 million to $1 billion in annual revenues in the construction, energy and industrial products and machinery industries.

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

2022 Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding unvested equity awards held by each of our named executive officers as of December 31, 2022.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested(1)(2) (#)	Market Value of Shares or Units of Stock That Have Not Vested(3) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(4) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(3) ($)
Tracy D. Pagliara	207,319	$211,465	453,237	$462,302
Randall R. Lay	114,244	$116,529	251,969	$257,008
Charles E. Wheelock	64,551	$65,842	142,585	$145,437

(1)	This column reflects the sum of unvested time-based RSUs held by each named executive officer as of December 31, 2022.

(2)	The following table shows the vesting schedules for the unvested time-based RSUs outstanding as of December 31, 2022:

Name	March 31, 2023	March 31, 2024	March 31, 2025
Tracy D. Pagliara	76,128	100,636	30,555
Randall R. Lay	40,569	55,009	18,666
Charles E. Wheelock	23,483	31,913	9,155

(3)	The market value is based on the closing market price of our common stock on the last trading day of 2022 ($1.02).

(4)	This column reflects the sum of the unvested performance-based awards held by each named executive officer as of December 31, 2022 under our 2021 and 2022 LTI programs, assuming “target” performance. To the extent earned, these awards generally vest on March 31 of the year following the end of the applicable three-year performance period. The 2021 performance-based awards are denominated in cash but payable in cash or shares at the election of the Company. For purposes of this table, the cash amount under the 2021 awards are expressed in shares using the closing market price of our common stock on the last trading day of 2022 ($1.02).

Director Compensation

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

To determine whether the director compensation program is competitive, the Nominating and Corporate Governance Committee considers general market information on program design and the advice of Meridian, the Compensation Committee’s independent compensation consultant. In recommending director compensation levels, the Nominating and Corporate Governance Committee also considers the significant amount of time that directors expend in fulfilling their duties to the Company, as well as the skill level required by the Company of members of the Board of Directors. The Nominating and Corporate Governance Committee recommends any change it considers appropriate to the full Board of Directors for its review and approval.

Upon conclusion of the most recent annual review, the Nominating and Corporate Governance Committee determined that the director compensation program was reasonable and within market median levels and, therefore, no changes were made to the director compensation levels.

For 2022, the non-employee director program consisted of the following annual cash retainers, which were unchanged from the levels in 2021:

•	$65,000 for each non-employee director;

•	$50,000 for the Board of Directors Chairperson;

•	$20,000 for the Audit Committee Chairperson;

•	$13,750 for the Compensation Committee Chairperson; and

•	$10,000 for the Nominating and Corporate Governance Committee Chairperson.

The Board recognizes that ownership by the non-employee directors of our common stock will align their interests with the interests of our stockholders. As a result, each non-employee director is required to own a certain number of shares. In 2022, each non-employee Board member was required to own the lesser of (i) shares with a value of three times his or her annual cash retainer or (ii) 30,000 shares. The target date for the existing directors to meet these stock ownership guidelines is five years from the date of his or her appointment. For purposes of these guidelines, the director will be deemed to “own” the Company’s shares that are beneficially owned by such person, including equity awards that will pay out within 60 days of the applicable measuring date. As of April 24, 2023, each non-employee director who was required to meet the ownership requirements met or exceeded the minimum ownership requirement.

On December 12, 2022, the Board approved an amendment to the non-employee director compensation program to reduce the 2023 annual cash retainers by 20%. This reduction will be reinstated, and the reduced amount repaid to each non-employee director, on the first to occur of January 1, 2024 or a change in control of the Company, provided that the non-employee director remains a director through the applicable vesting date.

2022 Director Compensation

The following table provides information on the compensation awarded to, earned by or paid to each person who served as a non-employee director during 2022.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
David A. B. Brown	$78,750	$90,000	$168,750
Steven D. Davis	$75,000	$90,000	$165,000
Linda A. Goodspeed	$65,000	$90,000	$155,000
Robert B. Mills	$135,000	$90,000	$225,000
Nelson Obus	$65,000	$90,000	$155,000
Mitchell I. Quain	$65,000	$90,000	$155,000

(1)	The amounts in this column represent the aggregate grant date fair value of restricted shares granted to non-employee directors in 2022 computed in accordance with Topic 718. For a discussion of the assumptions we made in valuing the stock awards, see “Note 13—Stock-Based Compensation” in the notes to our consolidated financial statements contained in our Original Form 10-K. The total number of unvested restricted shares held by each non-employee director as of December 31, 2022 was as follows:

Name	Unvested Restricted Shares (#)
David A. B. Brown	56,813
Steven D. Davis	53,405
Linda A. Goodspeed	48,649
Robert B. Mills	56,813
Nelson Obus	56,813
Mitchell I. Quain	48,649

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table provides information as of December 31, 2022 about the Company’s equity compensation plans under which shares of the Company’s common stock are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	2,130,939	(1)	N/A	1,841,944	(2)
Equity compensation plans not approved by security holders(3)	10,486	(3)	N/A	—
Total	2,141,425		N/A	1,841,944

(1)	Represents time-based RSUs and performance-based awards (assuming “target” performance) outstanding under the 2015 Plan as of December 31, 2022. The 2021 performance-based awards are denominated in cash but payable in cash or shares at the election of the Company. For purposes of this table, the cash amount under the 2021 awards are expressed in shares using the closing market price of our common stock on the last trading day of 2022 ($1.02).

(2)	Represents the number of available shares under the 2015 Plan as of December 31, 2022. The Company is authorized to issue up to 4,500,000 shares of common stock under the 2015 Plan. As of December 31, 2022, 1,841,944 shares remained available to settle (i) outstanding time-based RSUs and performance-based awards and (ii) future equity awards. The Company acknowledges that the aggregate number of shares of common stock subject to outstanding awards under the 2015 Plan may exceed the maximum number of shares authorized for issuance under such plan, as it is anticipated and expected that as a result of withholdings, forfeitures and the settlement of awards in cash, the number of share awards actually issued will not exceed the maximum number of shares available under the 2015 Plan. Therefore, it is anticipated and expected that the Company’s share reserve will fluctuate under the 2015 Plan when shares are issued upon vesting of awards, net of shares that are forfeited or shares withheld for applicable taxes. As is provided for in the awards, the Company will settle in cash outstanding awards under the 2015 Plan to the extent the settlement of such awards in shares would decrease the share reserve below zero.

(3)	Represents performance-based awards (assuming “target” performance) outstanding pursuant to inducement awards granted under the 2021 LTI program.

Security Ownership of Certain Beneficial Owners and Management

Except as indicated otherwise, the following table sets forth certain information, as of April 24, 2023, regarding the beneficial ownership of our common stock by holders of greater than 5% of our common stock that have filed ownership reports with the SEC, each of our directors, each of our named executive officers named in the Summary Compensation Table included in “Item 11. Executive Compensation” of this Amendment, and all of our current directors and executive officers as a group. Except as otherwise indicated, addresses are c/o Williams Industrial Services Group Inc., 200 Ashford Center North, Suite 425, Atlanta, Georgia 30338.

	Common Stock Beneficially Owned
Name of Beneficial Owner	Number of Shares (#)	Percentage of Class (%)(1)
Greater than 5% Holders:
Wynnefield Affiliates(2)	6,461,332	23.5%
Emancipation Management LLC(3)	2,321,404	8.4%
Minerva Advisors LLC(4)	1,885,277	6.8%

Directors and Named Executive Officers:
Robert B. Mills(5)	487,284	1.8%
David A. B. Brown(5)	936,576	3.4%
Steven D. Davis(5)	259,442	*
Linda A. Goodspeed(5)	134,470	*
Nelson Obus(2)(5)	6,843,038	24.9%
Mitchell I. Quain(5)	182,168	*
Tracy D. Pagliara(6)	681,084	2.5%
Randall R. Lay(6)	163,339	*
Charles E. Wheelock(6)	140,186	*
Directors and Current Executive Officers as a Group (12 persons)(7)	9,928,051	36.1%

*       Less than 1%.

(1)	Based upon 27,532,064 shares of our common stock issued and outstanding as of April 24, 2023. Each named person is deemed to be the beneficial owner of shares of common stock that may be acquired within 60 days of April 24, 2023, upon the scheduled vesting of time-based RSUs. Accordingly, the number of shares and percentage set forth next to the name of such person, and all directors and current executive officers as a group, includes shares of directly owned common stock (including unvested restricted shares) and shares of common stock potentially issuable pursuant to time-based RSUs that will vest within 60 days of April 24, 2023. However, the shares of common stock that may be issued upon the vesting of time-based RSUs held by any such person are not included in calculating the percentage of common stock beneficially owned by any other stockholder. We have excluded shares of common stock issuable upon vesting of outstanding performance-based awards, due to the variable nature of such awards. We have determined beneficial ownership in accordance with the rules of the SEC. Unless otherwise indicated in the footnotes to this table, each stockholder named in the table has sole voting and investment power with respect to all shares shown as beneficially owned by that stockholder.

(2)	Based on a Form 4 filed with the SEC on September 2, 2022 and a Schedule 13D/A filed August 31, 2020. The shares reported include (i) 2,119,632 shares of common stock (the “Partner Shares”) held by Wynnefield Partners Small Cap Value, L.P., of which Wynnefield Capital Management, LLC is the sole general partner and, accordingly, may be deemed to beneficially hold the Partner Shares; (ii) 2,509,488 shares of common stock (the “Partner I Shares”) held by Wynnefield Partners Small Cap Value, L.P. I, of which Wynnefield Capital Management, LLC is the sole general partner and, accordingly, may be deemed to beneficially hold the Partner I Shares; (iii) 1,576,936 shares of common stock (the “Offshore Shares”) held by Wynnefield Small Cap Value Offshore Fund, Ltd., of which Wynnefield Capital, Inc. is the sole investment manager and, accordingly, may be deemed to beneficially hold the Offshore Shares; and (iv) 255,276 shares of common stock (the “Plan Shares”) held by Wynnefield Capital, Inc. Profit Sharing & Money Purchase Plan (the “Wynnefield Plan”), an employee profit sharing plan. Each of the entities directly holding common stock reported sole voting and sole dispositive power over such shares. Wynnefield Capital Management, LLC reported sole voting and sole dispositive power over the Partner Shares and the Partner I Shares. Nelson Obus and Joshua Landes are the co-managing members of Wynnefield Capital Management, LLC and, accordingly, may be deemed to beneficially hold the Partner Shares and the Partner I Shares and share the power to direct the voting and disposition of such shares. Wynnefield Capital, Inc. reported sole voting and sole dispositive power over the Offshore Shares. Mr. Obus and Mr. Landes are executive officers of Wynnefield Capital, Inc. and, accordingly, may be deemed to beneficially hold the Offshore Shares and share the power to direct the voting and disposition of such shares. Mr. Obus and Mr. Landes are co-trustees of the Wynnefield Plan and, accordingly, may be deemed to beneficially hold the Plan Shares and share the power to direct the voting and disposition of such shares. The principal business address of the reporting persons is 450 Seventh Avenue, Suite 509, New York, New York 10123.

(3)	The shares listed were reported on a Schedule 13G/A filed with the SEC on February 1, 2023, with respect to shares of common stock held in accounts managed by Circle N Advisors, LLC (“Circle N”), as of December 31, 2022. The report was filed by (1) Emancipation Management LLC (“EM”), which owns Circle N, (2) Circle N and (3) Charles Frumberg, the managing member of EM. Each of EM, Circle N and Mr. Frumberg holds shared dispositive power and no voting power over such shares. The principal business address of the reporting persons is 1065 Main Street, Suite F, P.O. Box 336, Fishkill, New York 12524.

(4)	The shares listed were reported on a Schedule 13G/A filed with the SEC on February 14, 2023, with respect to shares of common stock beneficially owned as of December 31, 2022. The report was filed by Minerva Advisors LLC, Minerva Group, LP, Minerva GP, LP, Minerva GP, Inc., and David P. Cohen (collectively, the “Minerva Reporting Persons”). Minerva Group, LP holds 1,459,276 shares of common stock, of which each of the Minerva Reporting Persons may be deemed to be a beneficial owner and over which the Minerva Reporting Persons hold sole voting and dispositive power. Minerva Advisors LLC beneficially owns 426,001 shares of common stock, of which Mr. Cohen may be deemed to be a beneficial owner and over which Minerva Advisors LLC and Mr. Cohen hold shared voting and dispositive power. The principal business address of the reporting persons is 50 Monument Road, Suite 201, Bala Cynwyd, Pennsylvania 19004.

(5)	Each non-employee director holds 85,821 unvested restricted shares.

(6)	No named executive officer had the right to obtain beneficial ownership of additional shares within 60 days of April 24, 2023.

(7)	Represents beneficial ownership of our common stock held by our directors and current executive officers as a group as of April 24, 2023, including 514,926 unvested restricted shares held by non-employee directors.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

Our Board of Directors has reviewed the criteria for determining the independence of our directors under NYSE American and SEC rules. Of the seven directors, the Board determined each of Ms. Goodspeed and Messrs. Brown, Davis, Mills, and Quain satisfied such independence criteria. Accordingly, during 2022 and as of April 24, 2023, our Board was comprised of a majority of directors who qualified as independent directors under the rules adopted by the SEC and NYSE American. In addition, all Board committee members are and, during 2022, were, independent for the purposes of the committees on which they served during the time of such service.

In assessing the independence of our directors, the Board of Directors considered the relationships that each non-employee director has with the Company, including those matters disclosed under “Certain Relationships and Related Transactions” below, and all other facts and circumstances the Board deemed relevant, including the beneficial ownership of our common stock by each non-employee director, including Mr. Obus’s relationship with the Company’s largest stockholder.

Certain Relationships and Related Transactions

Approval of Related Party Transactions

The Board has adopted a formal written policy governing the review and approval of related party transactions, which is posted under the heading “Governance—Governance Documents” of the Investor Relations section of our website at www.wisgrp.com. For purposes of this policy, the terms “related party” and “related party transaction” are as defined in Item 404(a) of Regulation S-K. The policy provides that each director, director nominee and executive officer shall promptly notify the Company’s general counsel of any transaction involving the Company and a related person. Such transaction will be presented to and reviewed by the Audit Committee for approval, ratification or such other action as may be appropriate. On an annual basis, the Audit Committee reviews any previously approved related party transaction that is continuing, as well as any related party transaction disclosed in response to our annual directors’ and officers’ questionnaire, described below. The policy itself is periodically reviewed.

Each director and officer completes and signs a questionnaire after the end of each fiscal year that requires them to provide information regarding any material relationships or related party transactions between such individuals and the Company, which helps ensure that all material relationships and related party transactions are identified, reviewed and disclosed in accordance with applicable policies, procedures and regulations.

Since January 1, 2021, we did not have any transactions with related persons that were reportable under Item 404 of Regulation S-K, except as disclosed below.

Wynnefield Notes

On January 9, 2023, the Company entered into the following agreements (together, the “Wynnefield Notes”): (i) an Unsecured Promissory Note by and among the Company, as borrower, certain of its subsidiaries, as guarantors under a separate Guaranty Agreement, and Wynnefield Partners Small Cap Value, LP I in the aggregate principal amount of $400,000 and (ii) an Unsecured Promissory Note by and among the Company, as borrower, certain of its subsidiaries, as guarantors under a separate Guaranty Agreement, and Wynnefield Partners Small Cap Value, LP (together with Wynnefield Partners Small Cap Value, LP I, the “Wynnefield Lenders”) in the aggregate principal amount of $350,000. All principal and interest will be due on the maturity date of the Wynnefield Notes, which will be the earliest of (i) December 23, 2025; (ii) a change in control of the Company; (iii) a refinancing or maturity extension of either of the Term Loan, Guarantee and Security Agreement, dated December 16, 2020, by and among the Company and certain of its subsidiaries as borrowers or guarantors, EICF Agent LLC, as agent for the lenders, and the lenders party thereto (as amended, the “Term Loan Agreement”) or the Revolving Credit and Security Agreement, dated December 16, 2020, by and among the Company and certain of its subsidiaries as borrowers or guarantors, PNC Bank, National Association, as agent for the lenders, and the lenders party thereto (as amended, the “Revolving Credit Agreement”); or (iv) an acceleration following the occurrence of an event of default (as defined in the Wynnefield Notes, and which includes any default under the Term Loan Agreement or the Revolving Credit Agreement). The Wynnefield Notes bear interest at the fixed rate of (i) 8.0% per annum from the closing date; (ii) 13.0% per annum from and after the maturity date; and (iii) 13.0% per annum from and after an event of default (as defined in the Wynnefield Notes, and which includes any default under the Term Loan Agreement and Revolving Credit Agreement). The Wynnefield Notes are subject to an aggregate exit fee of $100,000, payable upon the earlier of an event of default or payment in full of all obligations due under the Wynnefield Notes. In connection with the Wynnefield Notes, the Company, certain of its subsidiaries, the Wynnefield Lenders and the agents under each of the Revolving Credit Agreement and the Term Loan Agreement have entered into two Subordination and Intercreditor Agreements, pursuant to which the Wynnefield Lenders have agreed, on the terms and subject to the conditions set forth therein, to subordinate the Wynnefield Notes to the obligations of the Company under the Revolving Credit Agreement and the Term Loan Agreement.

The Wynnefield Lenders, together with their affiliates, are the Company’s largest equity investor. Nelson Obus, a member of the Board of Directors, is a managing member of Wynnefield Capital Management, LLC, the general partner of the Wynnefield Lenders.

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table sets forth the estimated or actual fees paid or accrued by us for professional accounting fees and services rendered for the years ended December 31, 2022 and 2021:

($ in thousands)	2022	2021
Audit Fees(1)	$548	$739
Audit-Related Fees(2)	35	47
Tax Fees	—	—
All Other Fees(3)	8	—
Total	$591	$786

(1)	Audit fees are fees that were charged for the audit of our annual financial statements included in our annual report on Form 10-K and review of unaudited financial statements included in our quarterly reports on Form 10-Q; for services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements; and all costs and expenses in connection with the above. For 2022 and 2021, includes fees related to services rendered in connection with the issuance of consents related to Registration Statements on Form S-8 and standalone reviews for the Company’s subsidiaries.

(2)	Audit-related fees consisted of fees related to contract compliance audits.

(3)	Includes fees incurred related to the arbitration settlement with the Company’s former auditors.

Audit Committee Pre-Approval of Audit and Non-Audit Services

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided to the Company by its independent registered public accounting firm (except for items exempt from pre-approval requirements under applicable laws and rules). All audit and non-audit services included in the table above were pre-approved by the Audit Committee.

When considered necessary, management prepares an estimate of fees for the service and submits the estimate to the Audit Committee for its review and pre-approval. Any modifications to the estimates will be submitted to the Audit Committee for pre-approval at the next regularly scheduled Audit Committee meeting. All fees paid to our independent registered public accounting firm during the periods covered by the Original Form 10-K were in accordance with this pre-approval policy.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

Documents filed as part of this Amendment:

Financial Statements: No financial statements are filed with this Amendment.

Financial Statement Schedules: No financial statement schedules are filed with this Amendment.

List of Exhibits

We agree to furnish to the SEC, upon request, copies of any long-term debt instruments that authorize an amount of securities constituting 10% or less of the total assets of Williams on a consolidated basis.

Exhibit	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to our Form 10 (Commission File No. 001-16501) filed with the Commission on April 30, 2010 and incorporated herein by reference).
3.2	Certificate of Amendment, dated June 30, 2010, to the Second Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.2 to our Amendment No. 2 to Form 10 filed with the Commission on July 20, 2010 and incorporated herein by reference).
3.3	Second Certificate of Amendment, dated June 27, 2018, to the Second Amended and Restated Certificate of Incorporation of the Company (filed as Exhibit 3.1 to our Form 8-K filed with the Commission on June 29, 2018 and incorporated herein by reference).
3.4	Fourth Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 to our Form 8-K filed with the Commission on June 29, 2018 and incorporated herein by reference).
4.1	Form of Common Stock Certificate (filed as Exhibit 4.1 to our Form 8-K filed with the Commission on June 29, 2018 and incorporated herein by reference).
4.2	Description of the Company’s Registered Securities (filed as Exhibit 4.2 to our Form 10-K filed with the Commission on March 31, 2021 and incorporated herein by reference).
10.1	Election and Nomination Agreement, dated as of June 1, 2016 and effective May 25, 2016, by and among (i) Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P. I, Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Capital, Inc. Profit Sharing & Money Purchase Plan, Wynnefield Capital Management, LLC, and Wynnefield Capital, Inc. and (ii) the Company (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on June 1, 2016 and incorporated herein by reference).

10.2	Short-Term Incentive Plan (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on February 26, 2013 and incorporated herein by reference).*
10.3	2015 Equity Incentive Plan (as amended and restated as of March 15, 2022) (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on May 17, 2022 and incorporated herein by reference).*
10.4	Executive Severance Plan, as Amended and Restated on August 19, 2015 (filed as Exhibit 10.2 to our Form 8 K filed with the Commission on September 25, 2015 and incorporated herein by reference).*
10.5	Employment Agreement, dated June 20, 2018, by and between the Company and Tracy D. Pagliara (filed as Exhibit 10.1 to our Form 8-K filed with the Commission on June 26, 2018 and incorporated herein by reference).*
10.6	Employment Agreement, dated August 12, 2019, between the Company and Charles E. Wheelock (filed as Exhibit 10.5 to our Form 10-Q filed with the Commission on August 14, 2019 and incorporated herein by reference).*
10.7	Form of Restricted Shares Award Agreement (dated January 22, 2019) (filed as Exhibit 10.42 to our Form 10-K filed with the Commission on April 1, 2019 and incorporated herein by reference).*
10.8	Employment Agreement, dated September 30, 2019, between the Company and Randall R. Lay (filed as Exhibit 10.2 to our Form 10-Q filed with the Commission on November 14, 2019 and incorporated herein by reference).*
10.9	Form of Time-Based Award Agreement (March 31, 2020) (filed as Exhibit 10.4 to our Form 10-Q filed with the Commission on May 13, 2020 and incorporated herein by reference).*
10.10	Form of Performance-Based Award Agreement (March 31, 2020) (filed as Exhibit 10.20 to our Form 10-K filed with the Commission on March 31, 2021 and incorporated herein by reference).*
10.11	Term Loan, Guarantee and Security Agreement, dated December 16, 2020, among Williams Industrial Services Group Inc., as borrower, EICF Agent LLC, as agent, and the other credit parties party thereto (filed as Exhibit 10.24 to our Form 10-K filed with the Commission on March 31, 2021 and incorporated herein by reference).**
10.12	First Amendment to Term Loan, Guarantee and Security Agreement, dated as of June 30, 2022, by and among Williams Industrial Services Group Inc., Williams Industrial Services Group, L.L.C., Williams Industrial Services, LLC, Williams Specialty Services, LLC, Williams Plant Services, LLC, Williams Global Services, Inc., and Construction & Maintenance Professionals, LLC, as borrowers, Global Power Professional Services Inc., GPEG, LLC, Steam Enterprises LLC, WISG Canada Ltd., WISG Nuclear Ltd., and WISG Electrical Ltd., as guarantors, and EICF Agent LLC, as agent, and the lenders party thereto (filed as Exhibit 10.2 to our Form 10-Q filed with the Commission on August 11, 2022 and incorporated herein by reference).
10.13	Second Amendment to Term Loan, Guarantee and Security Agreement, dated as of December 30, 2022, by and among Williams Industrial Services Group Inc., Williams Industrial Services Group, L.L.C., Williams Industrial Services, LLC, Williams Specialty Services, LLC, Williams Plant Services, LLC, Williams Global Services, Inc., and Construction & Maintenance Professionals, LLC, as borrowers, Global Power Professional Services Inc., GPEG, LLC, Steam Enterprises LLC, WISG Canada Ltd., WISG Nuclear Ltd., WISG Electrical Ltd. and WISG Electrical, LLC, as guarantors, and EICF Agent LLC, as agent, and the lenders party thereto.+**
10.14	Third Amendment to Term Loan, Guarantee and Security Agreement, dated as of January 9, 2023, by and among Williams Industrial Services Group Inc., Williams Industrial Services Group, L.L.C., Williams Industrial Services, LLC, Williams Specialty Services, LLC, Williams Plant Services, LLC, Williams Global Services, Inc., and Construction & Maintenance Professionals, LLC, as borrowers, Global Power Professional Services Inc., GPEG, LLC, Steam Enterprises LLC, WISG Canada Ltd., WISG Nuclear Ltd., WISG Electrical Ltd. and WISG Electrical, LLC, as guarantors, and EICF Agent LLC, as agent, and the lenders party thereto.+**
10.15	Fourth Amendment to Term Loan, Guarantee and Security Agreement, dated as of February 24, 2023, by and among Williams Industrial Services Group Inc., Williams Industrial Services Group, L.L.C., Williams Industrial Services, LLC, Williams Specialty Services, LLC, Williams Plant Services, LLC, Williams Global Services, Inc., and Construction & Maintenance Professionals, LLC, as borrowers, Global Power Professional Services Inc., GPEG, LLC, Steam Enterprises LLC, WISG Canada Ltd., WISG Nuclear Ltd., WISG Electrical Ltd. and WISG Electrical, LLC, as guarantors, and EICF Agent LLC, as agent, and the lenders party thereto.+**
10.16	Revolving Credit and Security Agreement, dated December 16, 2020, among Williams Industrial Services Group Inc., Williams Industrial Services Group, L.L.C., Williams Industrial Services, LLC, Williams Specialty Services, LLC, Williams Plant Services, LLC, Williams Global Services, Inc., and Construction & Maintenance Professionals, LLC, as borrowers, Global Power Professional Services Inc., GPEG, LLC, Steam Enterprises LLC, WISG Canada Ltd., WISG Nuclear Ltd. and WISG Electrical Ltd., as guarantors, and PNC Bank, National Association, as agent, and the lenders party thereto (filed as Exhibit 10.25 to our Form 10-K filed with the Commission on March 31, 2021 and incorporated herein by reference).**
10.17	First Amendment to Revolving Credit and Security Agreement, dated as of June 30, 2022, by and among Williams Industrial Services Group Inc., Williams Industrial Services Group, L.L.C., Williams Industrial Services, LLC, Williams Specialty Services, LLC, Williams Plant Services, LLC, Williams Global Services, Inc., and Construction & Maintenance Professionals, LLC, as borrowers, Global Power Professional Services Inc., GPEG, LLC, Steam Enterprises LLC, WISG Canada Ltd., WISG Nuclear Ltd. and WISG Electrical Ltd., as guarantors, and PNC Bank, National Association, as agent, and the lenders party thereto (filed as Exhibit 10.3 to our Form 10-Q filed with the Commission on August 11, 2022 and incorporated herein by reference).**

10.18	Second Amendment, Joinder and Waiver to Revolving Credit and Security Agreement, dated as of October 7, 2022, by and among Williams Industrial Services Group Inc., Williams Industrial Services Group, L.L.C., Williams Industrial Services, LLC, Williams Specialty Services, LLC, Williams Plant Services, LLC, Williams Global Services, Inc., Construction & Maintenance Professionals, LLC, and WISG Electrical, LLC, as borrowers, Global Power Professional Services Inc., GPEG, LLC, Steam Enterprises LLC, WISG Canada Ltd., WISG Nuclear Ltd. and WISG Electrical Ltd., as guarantors, and PNC Bank, National Association, as agent, and the lenders party thereto (filed as Exhibit 10.3 to our Form 10-Q filed with the Commission on November 14, 2022 and incorporated herein by reference).**
10.19	Third Amendment to Revolving Credit and Security Agreement, dated as of January 9, 2023, by and among Williams Industrial Services Group Inc., Williams Industrial Services Group, L.L.C., Williams Industrial Services, LLC, Williams Specialty Services, LLC, Williams Plant Services, LLC, Williams Global Services, Inc., Construction & Maintenance Professionals, LLC, and WISG Electrical, LLC, as borrowers, Global Power Professional Services Inc., GPEG, LLC, Steam Enterprises LLC, WISG Canada Ltd., WISG Nuclear Ltd. and WISG Electrical Ltd., as guarantors, and PNC Bank, National Association, as agent, and the lenders party thereto.+**
10.20	Consent and Fourth Amendment to Revolving Credit and Security Agreement, dated as of February 24, 2023, by and among Williams Industrial Services Group Inc., Williams Industrial Services Group, L.L.C., Williams Industrial Services, LLC, Williams Specialty Services, LLC, Williams Plant Services, LLC, Williams Global Services, Inc., Construction & Maintenance Professionals, LLC, and WISG Electrical, LLC, as borrowers, Global Power Professional Services Inc., GPEG, LLC, Steam Enterprises LLC, WISG Canada Ltd., WISG Nuclear Ltd. and WISG Electrical Ltd., as guarantors, and PNC Bank, National Association, as agent, and the lenders party thereto.+**
10.21	Form of Time-Based Unit Agreement (March 31, 2021) (filed as Exhibit 10.1 to our Form 10-Q filed with the Commission on May 19, 2021 and incorporated herein by reference).*
10.22	Form of Performance-Based Award Agreement (March 31, 2021) (filed as Exhibit 10.2 to our Form 10-Q filed with the Commission on May 19, 2021 and incorporated herein by reference).*
10.23	Employment Agreement, dated November 15, 2021, between the Company and Damien Vassall (filed as Exhibit 10.1 to our Form 10-Q filed with the Commission on November 17, 2021 and incorporated herein by reference).*
10.24	Form of Restricted Shares Award Agreement (Non-Employee Directors) (2022) (filed as Exhibit 10.23 to our Form 10-K filed with the Commission on March 16, 2022 and incorporated herein by reference).*
10.25	Form of Time-Based Restricted Share Unit Agreement (2022) (filed as Exhibit 10.2 to our Form 10-Q filed with the Commission on May 12, 2022 and incorporated herein by reference).*
10.26	Form of Performance-Based Restricted Share Unit Agreement (2022) (filed as Exhibit 10.3 to our Form 10-Q filed with the Commission on May 12, 2022 and incorporated herein by reference).*
10.27	Unsecured Promissory Note, dated January 9, 2023, by and among Williams Industrial Services Group Inc. and Wynnefield Partners Small Cap Value, LP.+
10.28	Unsecured Promissory Note, dated January 9, 2023, by and among Williams Industrial Services Group Inc. and Wynnefield Partners Small Cap Value, LP I.+
21.1	Subsidiaries of the Company.+
23.1	Consent of Independent Registered Public Accounting Firm (Moss Adams LLP).+
24.1	Powers of Attorney for our directors and certain executive officers (included on signature page).+
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.3	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.♦
31.4	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.♦
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
101	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.+
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).♦

* Indicates a management contract or compensatory plan or arrangement.

** Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Registration S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.

♦ Filed herewith.

+ Filed as an exhibit to the Original Form 10-K, filed with the SEC on March 31, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 1, 2023

WILLIAMS INDUSTRIAL SERVICES GROUP INC.

By:	/s/ Tracy D. Pagliara
Tracy D. Pagliara, President and Chief Executive Officer

