Form 10-Q
period 2023-03-31
Williams Industrial Services Group Inc.
filed 2023-05-17
CIK 1136294

a

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Large accelerated filer	◻	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ⌧

As of May 8, 2023, there were 27,210,391 shares of common stock of Williams Industrial Services Group Inc. outstanding.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$48	$495
Restricted cash	468	468
Accounts receivable, net of allowance of $225 and $273, respectively	33,091	31,033
Contract assets	18,257	12,812
Other current assets	5,689	6,258
Total current assets	57,553	51,066

Property, plant, and equipment, net	982	1,257
Goodwill	35,400	35,400
Intangible assets	12,500	12,500
Other long-term assets	8,026	8,275
Total assets	$114,461	$108,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,287	$12,041
Accrued compensation and benefits	17,639	8,566
Contract liabilities	4,404	6,242
Short-term borrowings	16,425	17,399
Other current liabilities	6,361	5,710
Current liabilities of discontinued operations	112	110
Total current liabilities	52,228	50,068
Long-term debt, net	27,160	23,360
Deferred tax liabilities	2,253	2,268
Other long-term liabilities	4,689	4,925
Long-term liabilities of discontinued operations	3,501	3,479
Total liabilities	89,831	84,100
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.01 par value, 170,000,000 shares authorized and 27,532,064 and 26,865,064 shares issued, respectively, and 27,210,391 and 26,543,391 shares outstanding, respectively	266	264
Paid-in capital	94,438	94,151
Accumulated other comprehensive loss	(268)	(404)
Accumulated deficit	(69,801)	(69,608)
Treasury stock, at par (321,673 and 321,673 common shares, respectively)	(5)	(5)
Total stockholders’ equity	24,630	24,398
Total liabilities and stockholders’ equity	$114,461	$108,498

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(in thousands, except per share data)	2023	2022
Revenue	$103,470	$69,559
Cost of revenue	95,779	63,850

Gross profit	7,691	5,709

Selling and marketing expenses	136	330
General and administrative expenses	5,929	6,071
Depreciation and amortization expense	55	66
Total operating expenses	6,120	6,467

Operating income (loss)	1,571	(758)

Interest expense, net	1,793	1,219
Other income, net	(61)	(179)
Total other expense, net	1,732	1,040

Loss from continuing operations before income tax	(161)	(1,798)
Income tax expense (benefit)	(15)	229
Loss from continuing operations	(146)	(2,027)

Loss from discontinued operations before income tax	(44)	—
Income tax expense	3	17
Loss from discontinued operations	(47)	(17)

Net loss	$(193)	$(2,044)

Basic loss per common share
Loss from continuing operations	$(0.01)	$(0.08)
Loss from discontinued operations	—	—
Basic loss per common share	$(0.01)	$(0.08)

Diluted loss per common share
Loss from continuing operations	$(0.01)	$(0.08)
Loss from discontinued operations	—	—
Diluted loss per common share	$(0.01)	$(0.08)

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2023	2022
Net loss	$(193)	$(2,044)
Foreign currency translation adjustment	136	142
Comprehensive loss	$(57)	$(1,902)

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

				Accumulated
	Common Shares			Other
	$0.01 Per Share		Paid-in	Comprehensive	Accumulated	Treasury Shares
(in thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Total
Balance, December 31, 2021	26,408,789	$261	$92,227	$(95)	$(55,930)	(469,168)	$(6)	$36,457
Issuance of restricted stock awards	291,894	—	—	—	—	—	—	—
Stock-based compensation	—	—	(147)	—	—	—	—	(147)
Foreign currency translation	—	—	—	142	—	—	—	142
Net loss	—	—	—	—	(2,044)	—	—	(2,044)
Balance, March 31, 2022	26,700,683	$261	$92,080	$47	$(57,974)	(469,168)	$(6)	$34,408

				Accumulated
	Common Shares			Other
	$0.01 Per Share		Paid-in	Comprehensive	Accumulated	Treasury Shares
(in thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Total
Balance, December 31, 2022	26,865,064	$264	$94,151	$(404)	$(69,608)	(321,673)	$(5)	$24,398
Issuance of restricted stock awards	514,926	—	—	—	—	—	—	—
Issuance of restricted stock units	152,074	—	—	—	—	—	—	—
Tax withholding on restricted stock units	—	2	(92)	—	—	—	—	(90)
Stock-based compensation	—	—	379	—	—	—	—	379
Foreign currency translation	—	—	—	136	—	—	—	136
Net loss	—	—	—	—	(193)	—	—	(193)
Balance, March 31, 2023	27,532,064	$266	$94,438	$(268)	$(69,801)	(321,673)	$(5)	$24,630

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2023	2022
Operating activities:
Net loss	$(193)	$(2,044)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net loss from discontinued operations	47	17
Deferred income tax provision (benefit)	(15)	5
Depreciation and amortization on plant, property, and equipment	55	66
Amortization of deferred financing costs	208	208
Amortization of debt discount	50	50
Loss on disposals of property, plant and equipment	52	—
Bad debt expense	48	(35)
Stock-based compensation	614	(31)
Paid-in-kind interest	387	—
Changes in operating assets and liabilities:
Accounts receivable	(2,106)	1,713
Contract assets	(5,445)	(153)
Other current assets	569	(27)
Other assets	290	(1,369)
Accounts payable	(4,754)	4,231
Accrued and other liabilities	9,253	619
Contract liabilities	(1,838)	(695)
Net cash provided by (used in) operating activities, continuing operations	(2,778)	2,555
Net cash used in operating activities, discontinued operations	(23)	(39)
Net cash provided by (used in) operating activities	(2,801)	2,516
Investing activities:
Proceeds from sale of property, plant and equipment	168	—
Net cash provided by investing activities	168	—
Financing activities:
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(90)	—
Proceeds from short-term borrowings	98,660	66,618
Repayments of short-term borrowings	(99,634)	(67,294)
Proceeds from long-term debt	3,250	—
Repayments of long-term debt	—	(263)
Net cash provided by (used in) financing activities	2,186	(939)
Effect of exchange rate change on cash	—	201
Net change in cash, cash equivalents and restricted cash	(447)	1,778
Cash, cash equivalents and restricted cash, beginning of period	963	2,950
Cash, cash equivalents and restricted cash, end of period	$516	$4,728

Supplemental Disclosures:
Cash paid for interest	$1,834	$867
Cash paid for income taxes, net of refunds	$45	$36

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

Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) on a basis consistent with that used in the Annual Report on Form 10-K for the year ended December 31, 2022, filed by the Company with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2023 (the “2022 Report”). In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, including all normal recurring adjustments, necessary to present fairly the unaudited condensed consolidated balance sheets and statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the periods indicated. All significant intercompany transactions have been eliminated. The December 31, 2022 condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP. These unaudited condensed consolidated interim financial statements and accompanying notes should be read in conjunction with the audited consolidated financial statements and accompanying notes included in the 2022 Report. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year-end. The results of operations for any interim period are not necessarily indicative of operations to be expected for the full year.

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

Reporting Interim Period	Fiscal Interim Period
	2023	2022
Three Months Ended March 31	January 1, 2023 to April 2, 2023	January 1, 2022 to April 3, 2022
Three Months Ended June 30	April 3, 2023 to July 2, 2023	April 4, 2022 to July 3, 2022
Three Months Ended September 30	July 3, 2023 to October 1, 2023	July 4, 2022 to October 2, 2022

NOTE 2—LIQUIDITY

As noted above, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and on a basis consistent with the 2022 Report, which contemplates that the Company will continue to operate as a going concern, which means that it will be able to meet its obligations and continue its operations during the twelve-month period following the issuance of this Quarterly Report on Form 10-Q for the three months ended March 31, 2023 (this “Form 10-Q”). Therefore, these financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

In the first quarter of 2023, the Company’s principal sources of liquidity were borrowings under the Revolving Credit Facility, additional borrowings under the Term Loan and the Wynnefield Notes (each as defined below), and efforts to effectively manage its working capital. The Company continues to monitor its liquidity and capital resources closely.

The Company had negative cash flows from operations during the three months ended March 31, 2023. These negative cash flows were primarily a consequence of the following factors:

●	Difficulties managing short-term negative cash flows that resulted from, among other things, having to fund significant weekly craft labor payrolls on large outage projects before those payrolls could be billed to the Company’s customers and collected.
●	Losses incurred on a number of fixed price contracts in the Company’s Florida water business which, while they have been diminishing in magnitude relative to the losses the Company incurred on certain of these projects during fiscal year 2022, continue to consume cash and will do so until the relevant projects have been completed later in 2023.
●	Costs related to the Company’s exit from its Tampa, Florida-based transmission and distribution operations and the pending process to exit its Norwalk, Connecticut-based transmission and distribution operations, both of which utilized cash resources and negatively impacted liquidity.
●	Costs related to the ongoing process to wind-down the Company’s chemical projects in Texas.
●	While the Company has significantly improved its days sales outstanding in recent quarters, the timing of billing and collecting cash from customers, particularly in a quarter with high revenues such as the first quarter of 2023, remained a challenge on a week-to-week basis.
●	Funding certain of the Company’s past due accounts payable, the balances for which had become larger than the Company’s vendors were willing to accept. For this reason, the Company had to make payments to certain vendors to either reduce the amounts that were past due or otherwise bring such vendors current.
●	The Company has been operating with a high level of borrowings as it has had to, among other things, fund prior period losses, and therefore when revenues were growing significantly in the first quarter of 2023, largely as a result of increased nuclear business due to a significant customer outage, the Company had to enter into amendments to the Revolving Credit Facility and the Term Loan to access additional funding to compensate for its working capital requirements. These amendments are described in further detail below.
●	The Company’s borrowings under the Revolving Credit Facility and Term Loan both bear higher rates of interest than were in effect in prior periods and these higher interest charges must be funded by the Company, to the extent they are not deferred.
●	The amendments to the Revolving Credit Facility and the Term Loan in the first quarter involved the incurrence of out-of-pocket counsel fees, both for the Company and for each of the lender groups involved, as well as to the Company’s financial advisors.
●	The Company incurred expenses in the first quarter in connection with its ongoing review of strategic alternatives. These expenses included the fees and expenses of the Company’s financial advisors, tax advisors, and counsel.
●	Notwithstanding the Company’s materially higher revenues in the first quarter, the Company was unable to convert pipeline opportunities into revenue sufficient to fund the losses and costs referred to above as well as fund its working capital requirements.

A number of these factors have affected the Company’s liquidity in prior quarters and the Company anticipates that it will continue to experience constraints on its liquidity through at least the fourth quarter of 2023, due largely to many of the above factors persisting.

A variety of other factors can also affect the Company’s short- and long-term liquidity, the impact of which could be material, including, but not limited to: cash required generally for funding ongoing operations, projects and commitments relating to the Company’s status as a public company; matters relating to the Company’s contracts, including contracts billed based on milestones that may require the Company to incur significant expenditures prior to collections from its customers and others that allow for significant upfront billing at the beginning of a project, which temporarily increases liquidity in the near term; the outcome of potential contract disputes, which may be significant and involve liquidated damages and litigation; payment collection issues, including general payment slowdowns or other factors which can lead to credit deterioration of the Company’s customers; pension obligations requiring annual contributions to multiemployer pension plans; insurance coverage for contracts that require the Company to indemnify third parties; and issuances of letters of credit and bonding arrangements.

In connection with the preparation of the accompanying unaudited condensed consolidated financial statements, management assessed the Company’s financial condition and concluded that the above factors, taken in the aggregate, raised substantial doubt regarding the Company’s ability to continue as a going concern for the twelve-month period following the issuance of this Form 10-Q.

To address the negative cash flows in the Company’s business over recent quarters, the Company developed a liquidity plan, the implementation of which management believes may alleviate the substantial doubt about the Company’s ability to continue as a going concern during the twelve-month period following the issuance of this Form 10-Q.

The liquidity plan, which was developed and implemented in 2022 and continues to be refined as circumstances dictate, contemplates a number of key activities, including:

●	Amending the terms of the Company’s Revolving Credit Facility and Term Loan to provide for the incurrence of additional indebtedness and amendments to the Company’s financial covenants to provide covenant relief in 2023.
●	Exiting underperforming operations, including those in the transmission and distribution market, chemical market and water market, some of which have been completed and some of which are contemplated to be completed in the second half of 2023 with one project continuing until the first quarter of 2024.
●	Executing numerous initiatives to aggressively reduce operating expenses, such as deferring certain non-essential expenses including the Company’s investments in an enterprise reporting system and its information technology spend, reducing headcount, deferral of executive salaries and board of director fees, and reductions in certain professional fees.
●	Taking steps to lower the cost of services by, where possible, moving nonbillable labor resources to customer billable positions.
●	Shortening the collection cycle time on the Company’s accounts receivable.
●	Lengthening the payment cycle time on its accounts payable, to the extent reasonably possible.

The amendments to the Company’s Revolving Credit Facility and Term Loan involved the Company entering into two separate amendments to each of the Revolving Credit Facility and Term Loan in the third and fourth quarters of 2022, and an additional three separate amendments to such agreements during the first and second quarters of 2023. The first two amendments, among other things, revised certain terms contained in the Revolving Credit Facility and the Term Loan, respectively, and deferred principal payments on the Term Loan due on January 1, 2023 to January 9, 2023. The third and fourth amendments entered into during the first quarter of 2023, among other things, revised certain terms contained in the Revolving Credit Facility and the Term Loan and provided for delayed draw term loans under the Term Loan in an aggregate principal amount of $1.5 million, which were funded at the time the amendment was signed, and discretionary delayed draw term loans in an aggregate principal amount of $3.5 million, which were funded at the time of the fifth amendment. The fifth amendment to the Term Loan, entered into April 4, 2023, increased the amount of certain additional interest payable by the Company on the earlier to occur of certain stated events, including a prepayment or maturity of the loan obligations under the Term Loan, from 50% to 60% of the aggregate amount of all delayed draw term loans borrowed (including the discretionary delayed draw term loans borrowed). On the same date, the Company entered into a fee letter relating to the Revolving Credit Facility, pursuant to which the Company agreed to pay PNC an additional exit fee of $0.6 million, to be paid upon the earlier to occur of certain stated events, including a prepayment or maturity of the loan obligations under the Revolving Credit Facility. During the first quarter of 2023, the Company also issued two unsecured promissory notes (“Wynnefield Notes”) in favor of the Wynnefield Lenders (as defined below) in an aggregate principal amount of $400,000 and $350,000, respectively.

The Company believes that the amendments to the Term Loan and the Revolving Credit Facility, including the additional borrowings under the Term Loan, provided much needed support to the Company’s ongoing operations and have thus far permitted the Company to operate while it continues to engage in its process to explore strategic alternatives to maximize value for the Company and its shareholders and other stakeholders, but additional liquidity support is expected to be necessary.

The Company’s initiatives to exit certain underperforming operations have been ongoing since 2022. The Company exited its underperforming transmission and distribution operations in Florida and completed some underperforming chemical projects in Texas. The Company is in the process of exiting the transmission and distribution market in Connecticut, which it anticipates will be complete during the second quarter. The Company has completed several underperforming water projects in Florida and continues its various activities to complete its pending contracts and then exit the water business entirely. Although the Company expects that it will not complete its strategy to exit underperforming operations until the first quarter of 2024, the Company believes its actions will lead to improved profitability for the businesses that remain in operation by the Company and therefore continues to implement the related aspects of its liquidity plan.

While the core nuclear and fossil business exceeded the Company’s revenue forecast for the first quarter, and is continuing to perform well in the second quarter, revenue is expected to fall in the second half of 2023, as the Company’s outage services for a large customer are concluded at the end of the second quarter. As a result of anticipated falling revenues in the second half, the Company’s borrowing base under the Revolving Credit Facility, which is based on the Company’s eligible accounts receivable, will contract and contribute to a tightening of the Company’s liquidity at the same time as the financial covenants in the Revolving Credit Facility and the Term Loan become more restrictive. This reduction in the amount of credit under the Revolving Credit Facility when combined with the ongoing cash costs associated with the exit from the Company’s remaining Florida water projects and the fees and expenses of professional advisors related to the Company’s review of strategic alternatives is expected to present further liquidity challenges to the Company in the second half of the year. Further funding will likely be necessary to address liquidity issues during 2023, possibly in the third quarter.

The Company’s ongoing process to review strategic alternatives has involved the Company paying fees and expenses to a number of professional advisors, including financial advisors and counsel. The Company has not disclosed a timetable for the conclusion of its review of strategic alternatives, nor has it made any decisions related to any further actions or possible strategic alternatives at this time. The Company does not intend to comment on the details of its review of strategic alternatives until it determines that further disclosure is appropriate or necessary. However, when the Company does start to pursue a particular outcome based on its review of strategic alternatives, the expenses required to be expended on the process may materially increase, further constraining the Company’s liquidity.

If the Company is unable to address any liquidity shortfalls that may arise based on any of the foregoing factors or others that may arise in the future, it will need to seek additional funding from third party sources, which may not be available on reasonable terms, if at all, and the Company’s inability to obtain this capital or execute an alternative solution to its liquidity needs could have a material adverse effect on the Company’s shareholders and creditors. Importantly, any such additional funding could only be obtained in compliance with the restrictions contained in the agreements governing the Company’s existing indebtedness. If the Company is unable to comply with its covenants under the agreements governing its indebtedness, or otherwise is unable to meet its obligations under such agreements, the Company’s liquidity would be further adversely affected.  In addition, such occurrences could result in an event of default under such indebtedness and the potential acceleration of outstanding indebtedness thereunder and the potential foreclosure on the collateral securing such debt and would likely cause a cross-default under the Company’s other outstanding indebtedness or obligations.

The Company’s continuation as a going concern is dependent upon its ability to successfully build on its core nuclear and fossil business, implement its liquidity plan and take other steps to manage its liquidity, including, if necessary and available, by obtaining debt or equity financing to address the Company’s liquidity challenges and continue operations until the Company returns to generating positive cash flow or is otherwise able to execute a transaction pursuant to its review of strategic alternatives, including a potential sale of the Company.

If the Company’s liquidity improvement plan and the above-mentioned amendments to the Revolving Credit Facility and the Term Loan do not have the intended effect of addressing the Company’s liquidity problems through its review of strategic alternatives, the Company will continue to consider all strategic alternatives, including restructuring or refinancing its debt, seeking additional debt or equity capital, reducing or delaying the Company’s business activities and strategic initiatives, or selling assets, other strategic transactions and/or other measures, including obtaining relief under the U.S. Bankruptcy Code.

NOTE 3—RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

The Company did not implement any new accounting pronouncements during the first three months of 2023. However, the Company is currently evaluating the impact of future disclosures that may arise under recent SEC proposals.

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

On September 2, 2021, the Company made the decision to relocate its corporate headquarters to Atlanta, Georgia and entered into a ten-year lease agreement. The Company completed its relocation in March 2022. The lease is presented as a right-of-use asset and lease liability and the lease liability amounts to $3.3 million with a present value of $2.3 million over the life of the contract. If the Company defaults, the landlord has the right to use the security deposit for rent or other payments due to other damages, injury, expense or liability as defined in the lease agreement. Although the security deposit shall be deemed the property of the landlord, any remaining balance of the security deposit shall be returned by the landlord to the Company after termination of the lease as the Company’s obligations under the lease have been fulfilled. The Company subleased a portion of its former office space and collected $15,000 of sublease income during the three months ended March 31, 2023. The lease on the Company’s former office space expired on March 31, 2023.

The components of lease expense were as follows:

	Three Months Ended March 31,
Lease Cost/(Sublease Income) (in thousands)	2023	2022
Operating lease cost	$542	$546
Short-term lease cost	2,691	1,617
Sublease income	(15)	(15)
Total lease cost	$3,218	$2,148

Lease cost related to finance leases was not significant for the three months ended March 31, 2023 and 2022.

Information related to the Company’s right-of-use assets and lease liabilities were as follows:

Lease Assets/Liabilities (in thousands)	Balance Sheet Classification	March 31, 2023	December 31, 2022
Lease Assets
Right-of-use assets	Other long-term assets	$3,957	$4,223

Lease Liabilities
Short-term lease liabilities	Other current liabilities	$1,472	$1,603
Long-term lease liabilities	Other long-term liabilities	2,785	3,010
Total lease liabilities		$4,257	$4,613

Supplemental information related to the Company’s leases were as follows:

	Three Months Ended March 31,
(dollars in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used by operating leases	$632	$651
Right-of-use assets obtained in exchange for new operating lease liabilities	179	2,678
Weighted-average remaining lease term - operating leases	5.23 years	5.47 years
Weighted-average remaining lease term - finance leases	0.98 years	1.98 years
Weighted-average discount rate - operating leases	9%	9%
Weighted-average discount rate - finance leases	9%	9%

Total remaining lease payments under the Company’s operating and finance leases were as follows:

	Operating Leases	Finance Leases

Three Months Ended March 31, 2023	(in thousands)
Remainder of 2023	$1,390	$4
2024	1,076	1
2025	562	-
2026	435	-
2027	391	-
Thereafter	1,483	-
Total lease payments	$5,337	$5
Less: interest	(1,085)	-
Present value of lease liabilities	$4,252	$5

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

As of March 31, 2023 and December 31, 2022, the Company did not have any assets related to its Electrical Solutions’ and Mechanical Solutions’ discontinued operations. The following table presents a reconciliation of the carrying amounts of major classes of liabilities of Electrical Solutions’ and Mechanical Solutions’ discontinued operations:

(in thousands)	March 31, 2023	December 31, 2022
Liabilities:
Other current liabilities	$112	$110
Current liabilities of discontinued operations	112	110
Liability for pension obligation	2,264	2,244
Liability for uncertain tax positions	1,237	1,235
Long-term liabilities of discontinued operations	3,501	3,479
Total liabilities of discontinued operations	$3,613	$3,589

The following table presents a reconciliation of the major classes of line items constituting the net income (loss) from discontinued operations. In accordance with GAAP, the amounts in the table below do not include an allocation of corporate overhead.

	Three Months Ended March 31,
(in thousands)	2023	2022
General and administrative expenses	$—	$—
Interest expense	44	—
Loss from discontinued operations before income tax	(44)	—
Income tax expense	3	17
Loss from discontinued operations	$(47)	$(17)

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

Disaggregated revenue by type of contract was as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cost-plus reimbursement contracts	$90,073	$54,255
Fixed-price contracts	13,397	15,304
Total	$103,470	$69,559

Disaggregated revenue by the geographic area where the work was performed was as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
United States	$103,470	$64,057
Canada	-	5,502
Total	$103,470	$69,559

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

The following table provides information about contract assets and contract liabilities from contracts with customers:

	Three Months Ended March 31,
(in thousands)	2023	2022
Costs incurred on uncompleted contracts	$95,648	$63,850
Earnings recognized on uncompleted contracts	7,822	5,709
Total	103,470	69,559
Less—billings to date	(89,617)	(59,438)
Net	$13,853	$10,121
Contract assets	$18,257	$12,838
Contract liabilities	(4,404)	(2,717)
Net	$13,853	$10,121

For the three months ended March 31, 2023, the Company recognized revenue of approximately $4.1 million on approximately $6.2 million that was included in the corresponding contract liability balance on December 31, 2022.

Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of March 31, 2023:

(in thousands)	Remainder of 2023	2024	2025	Thereafter	Total
Remaining performance obligations	$87,390	$46,068	$64,736	$36,733	$234,927

NOTE 7—EARNINGS (LOSS) PER SHARE

As of March 31, 2023, the Company’s 27,210,391 shares outstanding included 514,926 shares of contingently issued but unvested restricted stock. As of March 31, 2022, the Company’s 26,231,515 shares outstanding included 321,142 shares of contingently issued but unvested restricted stock. Restricted stock is excluded from the calculation of basic weighted average shares outstanding, but its impact, if dilutive, is included in the calculation of diluted weighted average shares outstanding.

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

Basic and diluted earnings (loss) per common share from continuing operations were calculated as follows:

	Three Months Ended March 31,
(in thousands, except share data)	2023	2022
Loss from continuing operations	$(146)	$(2,027)

Basic loss per common share:
Weighted average common shares outstanding	26,425,405	25,838,562

Basic loss per common share	$(0.01)	$(0.08)

Diluted loss per common share:
Weighted average common shares outstanding	26,425,405	25,838,562

Diluted effect:
Unvested portion of restricted stock units and awards	—	—
Weighted average diluted common shares outstanding	26,425,405	25,838,562

Diluted loss per common share	$(0.01)	$(0.08)

The weighted average number of shares outstanding used in the computation of basic and diluted earnings (loss) per common share does not include the effect of the following potential outstanding common stock. The effects of the potentially outstanding service-based restricted stock and restricted stock unit awards were not included in the calculation of diluted earnings (loss) per common share because the effect would have been anti-dilutive. The effects of the potentially outstanding performance- and market-based restricted stock unit awards were not included in the calculation of diluted earnings (loss) per common share because the performance and/or market conditions had not been satisfied as of March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Unvested service-based restricted stock and restricted stock unit awards	410,689	281,243
Unvested performance- and market-based restricted stock unit awards	634,896	1,923,002

NOTE 8—INCOME TAXES

The effective income tax rate for continuing operations for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
	2023	2022
Effective income tax rate for continuing operations	9.0%	(12.7)%

The effective income tax rate differs from the statutory federal income tax rate of 21% primarily because of the partial valuation allowances recorded on the Company’s deferred tax assets and the Canadian income tax provision.

For the three months ended March 31, 2023, the Company recorded income tax benefit from continuing operations of $14,567, or 9.0% of pretax loss from continuing operations, compared with income tax expense from continuing operations of $0.2 million, or (12.7)% of pretax loss from continuing operations, in the corresponding period of 2022. The $0.2 million decrease in income tax provision from continuing operations for the three months ended March 31, 2023, compared with the corresponding period in 2022, was primarily related to the decrease in the Canadian income tax provision.

The Company’s net deferred balance was primarily composed of indefinite lived deferred tax liabilities attributable to goodwill and trade names, and the indefinite lived deferred tax assets related to the post 2017 net operating losses and Section 163(j) interest addback. A full valuation allowance was applied to most of the remaining deferred balances. The indefinite lived deferred tax assets enabled the release of the valuation allowance to the extent that it can offset the indefinite lived deferred tax liabilities. Because all indefinite lived deferred tax liabilities are part of continued operations, and the release of valuation allowance is attributable to the future taxable income related to these deferred tax liabilities, the entire valuation allowance released was recorded in continuing operations according to ASC 740-20-45-3. As of March 31, 2023, the Company had $2.3 million net deferred tax liabilities, mainly composed of $12.4 million indefinite lived deferred tax liabilities attributable to goodwill and trade names, partially offset by $6.7 million indefinite lived deferred tax assets attributable to post 2017 net operating losses and $3.4 million indefinite lived deferred tax assets attributable to Section 163(j) interest addback.

As of March 31, 2023 and 2022, the Company would have needed to generate approximately $313.6 million and $288.8 million, respectively, of future taxable income in order to realize its deferred tax assets.

The Company’s foreign subsidiaries may generate earnings that are not subject to U.S. income taxes so long as they are permanently reinvested in its operations outside of the U.S. Pursuant to ASC 740-30, undistributed earnings of foreign subsidiaries that are no longer permanently reinvested become subject to deferred income taxes. As of March 31, 2023, the Company’s Canadian subsidiary had approximately $0.7 million undistributed earnings projected for the end of 2023 that is expected to be repatriated back to the United States within the next 12 months.

The Company formed the Canadian subsidiary in 2018 without significant capital input, and the majority of the undistributed earnings was expected to be repatriated as dividends to the United States at the U.S.-Canada treaty rate of 5%. As a result, less than $0.1 million income tax liability was accrued with respect to the foreign withholding tax associated with the remaining distribution from the Canadian subsidiary.

As of March 31, 2023, the Company provided for a total liability of $2.4 million, compared to $3.0 million for corresponding period in 2022, of which $1.2 million related to discontinued operations, compared to $1.9 million for the corresponding period in 2022, for unrecognized tax benefits related to various federal, foreign, and state income tax matters, which were included in long-term liabilities of discontinued operations and other long-term liabilities. If recognized, the entire amount of the liability would affect the effective tax rate. As of March 31, 2023, the Company accrued approximately $1.1 million, of which $0.5 million related to discontinued operations, in long-term liabilities of discontinued operations and other long-term liabilities for potential payment of interest and penalties related to uncertain income tax positions.

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

NOTE 9—DEBT

The following table provides information about the Company’s debt, net of unamortized deferred financing costs:

(in thousands)	March 31, 2023	December 31, 2022
Revolving Credit Facility	$16,425	$17,399
Current debt	$16,425	$17,399

Term loan, noncurrent portion of long-term debt	$28,169	$25,282
Unsecured Promissory Note with Wynnefield Partners Small Cap Value, LP I	400	-
Unsecured Promissory Note with Wynnefield Partners Small Cap Value, LP	350	-
Unamortized debt discount from refinancing	(541)	(591)
Unamortized deferred financing costs	(1,218)	(1,331)
Long-term debt, net	$27,160	$23,360

Total debt, net	$43,585	$40,759

Debt Refinancing

On December 16, 2020 (the “Closing Date”), the Company and certain of its subsidiaries refinanced and replaced its prior revolving credit facility and term loan facility and entered into (i) the Term Loan Agreement (as defined below), which provided for senior secured term loan facilities in an aggregate principal amount of up to $50.0 million (collectively, the “Term Loan”), consisting of a $35.0 million closing date term loan facility (the “Closing Date Term Loan”) and up to $15.0 million of borrowings under a delayed draw facility (the “Delayed Draw Term Loan Facility”) with EICF Agent LLC, as agent, and CION Investment Corporation,  as a lender and a co-lead arranger, and the other lenders party thereto; and (ii) a senior secured asset-based revolving line of credit of up to $30.0 million (the “Revolving Credit Facility”) with PNC Bank, National Association (“PNC”). The Delayed Draw Term Loan Facility expired in June 2022. In connection with the refinancing, the Company repaid the outstanding balance of the prior facilities and all interest in full.

As of March 31, 2023, the Company had $16.4 million outstanding debt under the Revolving Credit Facility, $28.2 million outstanding (including both the noncurrent and current portion of the Term Loan) under the Term Loan and $0.8 million outstanding under the Wynnefield Notes. Total liquidity (the sum of unrestricted cash and availability under the Revolving Credit Facility) was $6.2 million at the end of the first quarter of 2023. As of March 31, 2023, the Company was in compliance with all debt covenants, as amended.

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

As of March 31, 2023, borrowings under the Revolving Credit Facility bore interest, at the Company’s election, at either (1) the base commercial lending rate of PNC, as publicly announced, plus 1.25%, payable in cash on a monthly basis, (2) the Term SOFR Rate (as defined in the Revolving Credit Agreement, as amended) based on the secured overnight financing rate (“SOFR”), subject to a minimum SOFR floor of 1.00%, plus 2.25%, payable in cash on the last day of each interest period, or (3) with respect to Canadian dollar loans, the Canadian Dollar Offered Rate (“CDOR”), subject to a minimum CDOR rate of 1.00%, plus 2.25%, payable in cash on a monthly basis. In addition, upon the occurrence of an event of default, and for so long as such event of default continues, default interest equal to 2.00% per year in excess of the rate otherwise applicable will be payable.

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

The Revolving Credit Agreement provides for (1) a closing fee of $0.2 million, which was paid on the Closing Date, (2) a customary unused line fee equal to 0.25% per year on the unused portion of the Revolving Credit Facility, which is payable on a quarterly basis, and (3) a collateral monitoring fee of $2,500, which is payable on a monthly basis. The Revolving Credit Agreement also provides for an early termination fee (the “Early Termination Fee”), payable to the revolving lenders thereunder upon (1) any acceleration of the Obligations and termination of the Revolving Credit Agreement and the obligation of the revolving lenders to make advances thereunder following the occurrence of an Event of Default (as defined in the Revolving Credit Agreement), or (2) any other termination of the Revolving Credit Agreement and the obligation of revolving lenders to make advances thereunder for any reason (the “Early Termination Date”). The Early Termination Fee is calculated as follows: if the Early Termination Date occurred on or prior to the first anniversary of the Closing Date, the Early Termination Fee would have been 2.00% of the Revolving Credit Facility; and if prepayment occurred after the first anniversary of the Closing Date and on or prior to the second anniversary of the Closing Date, the Early Termination Fee would have been 1.00% of the Revolving Credit Facility. While any letter of credit is outstanding under the Revolving Credit Facility, the Revolving Loan Borrowers must pay a letter of credit fronting fee at a rate equal to 0.25% per year, payable quarterly, in addition to any other customary fees required by the issuer of the letter of credit.

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

On August 3, 2022, the Company entered into an Amendment to the Revolving Credit Agreement (the “Revolving Credit Amendment”) that, among other things, (i) amended the calculation of EBITDA (as defined in the Revolving Credit Agreement), effective as of June 30, 2022, to include (or “add back”) certain non-recurring losses and expenses relating to projects executed in Jacksonville, Florida, one-time costs and expenses incurred in connection with the Company’s transmission and distribution business unit start-up, and costs and expenses arising out of the Company’s litigation with a designated former executive and his employer (in each case, subject to certain specified dollar limits), (ii) permitted advances against certain eligible receivables of one of the Company’s joint ventures (also subject to specified dollar limits), (iii) included provisions that replaced the London Interbank Offered Rate (LIBOR) interest rate with customary provisions based on SOFR, and (iv) provided for the payment of a $25,000 amendment fee, plus applicable fees and expenses. The $25,000 amendment fee was expensed as incurred in the third quarter of 2022.

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

On April 4, 2023, the Company entered into a fee letter relating to the Revolving Credit Facility, pursuant to which the Company agreed to pay PNC an additional exit fee of $0.6 million, to be paid upon the earlier to occur of certain stated events, including a prepayment or maturity of the loan obligations under the Revolving Credit Agreement.

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

As of March 31, 2023, borrowings under the Term Loan Agreement bore interest at SOFR, plus applicable margin of 11.00% subject to a minimum SOFR floor of 1.00%, payable in cash at 10% per annum, with the remainder being payable in kind on a quarterly basis (see below). In addition, upon the occurrence of an event of default, and for so long as such event of default continues, default interest equal to 2.00% per year in excess of the rate otherwise applicable will be payable.

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

Effective as of August 23, 2022, the Company entered into a Settlement Agreement, which resolved a pending arbitration proceeding related to the restatement of the Company’s financial statements in 2017 for the 2012 to 2014 period. The Company received net proceeds of $8.1 million (after payment of attorney’s fees and third-party funding costs), and used these net proceeds to prepay a substantial amount of the Term Loan. The $8.1 million net proceeds, coupled with $0.3 million scheduled principal payments, reduced the Term Loan by a total of $8.4 million to $25.1 million in the third quarter of 2022 (including both the noncurrent and current portion of the Term Loan).

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

On February 24, 2023, the Company entered into a fourth amendment to the Term Loan Agreement (the “Fourth Term Loan Amendment”). The Fourth Term Loan Amendment provided for delayed draw term loans in an aggregate principal amount of $1.5 million, which were funded at the time the Fourth Term Loan Amendment was signed, and discretionary delayed draw term loans in an aggregate principal amount of $3.5 million, which will be funded at the lenders’ discretion (together, the “Delayed Draw Term Loans”), subject to the conditions set forth in the Term Loan Agreement, as amended by the Fourth Term Loan Amendment. In addition to interest being payable on the same basis as existing borrowings under the Term Loan Agreement, on the earlier to occur of the maturity date or the termination date of the Term Loan Agreement or any acceleration of the obligations under the Term Loan Agreement, additional interest equal to 50% (which was increased to 60% pursuant to a fifth amendment to the Term Loan, as described below) of the aggregate amount of the Delayed Draw Term Loans borrowed will be payable. The Fourth Term Loan Amendment also includes a minimum liquidity covenant. The Delayed Draw Term Loans are conditioned upon, amount other things, the Company using commercially reasonable best efforts to actively receive net cash proceeds from issuances of subordinated debt or equity of at least $0.5 million on terms acceptable to EICF Agent LLC and the lenders under the Term Loan Agreement, continuing its publicly announced review of strategic alternatives and, subject to the exercise by the Board of Directors of the Company of its fiduciary obligations, using commercially reasonable best efforts to conduct such review in accordance with  a customary indicative timeline. The Fourth Term Loan Amendment also imposed certain additional reporting obligations on the Company, including the weekly delivery of a 13-week cash flow forecast.

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

On April 4, 2023, the Company entered into a fifth amendment to the Term Loan Agreement, which increased the amount of certain additional interest payable by the Company on the earlier to occur of certain stated events, including a prepayment or maturity of the loan obligations under the Term Loan Agreement, from 50% to 60% of the aggregate amount of all Delayed Draw Term Loans borrowed (including the discretionary delayed draw term loans borrowed). Additionally, the Company received the remaining $3.5 million discretionary Delayed Draw Term Loan.

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

The Revolving Credit Facility provides for a letter of credit sublimit in an amount up to $2.0 million. As of March 31, 2023, the Company had $0.5 million letters of credit outstanding under this sublimit and $0.4 million cash collateralized standby letters of credit outstanding pursuant to its prior revolving credit facility with Wells Fargo Bank, National Association. There were no amounts drawn upon these letters of credit as of March 31, 2023.

In addition, as of March 31, 2023 and December 31, 2022, the Company had outstanding payment and performance surety bonds of $60.6 million and $59.2 million, respectively.

Deferred Financing Costs and Debt Discount:

Deferred financing costs and debt discount are amortized over the terms of the related debt facilities using the straight-line method. The following table summarizes the amortization of deferred financing costs and debt discount related to the Company's debt facilities and recognized in interest expense on the unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
(in thousands)	2023	2022
Term loan	$113	$113
Debt discount on term loan	50	50
Revolving credit facility	95	95
Total	$258	$258

The following table summarizes unamortized deferred financing costs and debt discount included on the Company's unaudited condensed consolidated balance sheets:

(in thousands)	Location	March 31, 2023	December 31, 2022
Term loan	Long-term debt, net	$1,218	$1,331
Debt discount on term loan	Long-term debt, net	541	591
Revolving credit facility	Other long-term assets	1,033	1,128
Total		$2,792	$3,050

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

The Company’s financial instruments as of March 31, 2023 and December 31, 2022 consisted primarily of cash and cash equivalents, restricted cash, receivables, payables, and debt instruments. The carrying values of these financial instruments approximate their respective fair values, as they are either short-term in nature or carry interest rates that are periodically adjusted to market rates.

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

Insurance

The Company maintains insurance coverage for most insurable aspects of its business and operations. The Company’s insurance programs, including, but not limited to, health, general liability, and workers’ compensation, have varying coverage limits depending upon the type of insurance. For the three months ended March 31, 2023, insurance expense, including insurance premiums related to the excess claim coverage and claims incurred for continuing operations, was $1.7 million, respectively.

The Company’s unaudited condensed consolidated balance sheets include amounts representing its probable estimated liability related to insurance-related claims that are known and have been asserted against the Company, and for insurance-related claims that are believed to have been incurred but had not yet been reported as of March 31, 2023. As of March 31, 2023, the Company provided $0.9 million in letters of credit and $1.5 million of non-depleting cash collateral as security for possible general liability and workers’ compensation claims.

Executive Severance

As of March 31, 2023, the Company had outstanding severance arrangements with senior executives. The Company’s maximum commitment under all such arrangements, which would apply if the employees covered by these arrangements were each terminated without cause, was $6.4 million on March 31, 2023. The Company did not accrue executive severance expenses as of March 31, 2023.

NOTE 12—STOCK-BASED COMPENSATION PLANS

During the first three months of 2023, the Company granted 514,926 service-based restricted stock awards under the 2015 Equity Incentive Plan (as amended and restated, the “2015 Plan”), at a grant date fair value of $1.05 per share, to its non-employee directors, which vest in full on February 2, 2024.

During the first three months of 2023, the Company granted service-based awards under the 2023 long-term incentive (“LTI”) program with an aggregate cash value of $1.0 million.  These service-based awards shall vest in equal annual installments over a period of three years. These are cash-based awards that were included in other current liabilities on the consolidated balance sheet beginning in February 2023.

During the first three months of 2023, the Company also granted performance-based awards under the 2023 LTI program and the 2015 Plan with an aggregate cash value of approximately $2.0 million. The 2023 performance-based awards have three annual performance periods (fiscal years 2023, 2024 and 2025), with operating income and free cash flow goals (equally weighted) for each year, and threshold performance resulting in awards earned at 50% of the target opportunity and maximum performance resulting in awards earned at 200% of the target. The annual achievement levels are averaged over the three-year performance period and the earned amounts, if any, vest on March 31, 2026. These are cash-based awards that were included in other current liabilities on the consolidated balance sheet beginning in February 2023.

During the first three months of 2022, the Company granted 291,894 service-based restricted stock awards under the 2015  Plan, at a grant date fair value of $1.85 per share, to its non-employee directors, which vested in full on February 3, 2023.

During the first three months of 2022, the Company granted 362,356 service-based restricted stock units to its employees under the 2022 LTI program and the 2015 Plan at a grant date fair value of $1.99 per share. These service-based restricted stock units can be paid in cash or shares at the election of the Compensation Committee of the Board of Directors and shall vest in equal annual installments over a period of three years. On March 31, 2023, employees vested in 109,462 service-based restricted stock units under the 2022 LTI program.

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

While the majority of  restricted stock units and awards were granted as equity, in accordance with ASC 718, the Company has three cash-based plan that are classified as a liability. Stock-based compensation expense for the three months ended March 31, 2023 was $0.6 million. For the corresponding three months ended March 31, 2022, the Company did not have stock-based compensation expense due to the Company’s inability to meet performance objectives resulting in a $0.8 million expense adjustment. The March 31, 2023 and 2022 stock-based compensation expense was included in general and administrative expenses on the Company’s unaudited condensed consolidated statements of operations.

NOTE 13—OTHER SUPPLEMENTARY INFORMATION

The following table summarizes other current assets included on the Company's unaudited condensed consolidated balance sheets:

(in thousands)	March 31, 2023	December 31, 2022
Security deposits - real estate	$2,008	$1,978
Unamortized commercial insurance premiums	1,753	2,611
Prepaid expenses	1,849	1,511
Other current assets	79	158
Total	$5,689	$6,258

The following table summarizes other current liabilities included on the Company's unaudited condensed consolidated balance sheets:

(in thousands)	March 31, 2023	December 31, 2022
Accrued job cost	$1,528	$2,136
Short-term lease liability	1,472	1,603
Stock Compensation	727	493
Cloud Computing Software	692	692
Accrued legal and professional fees	428	145
Other accrued liabilities	1,514	641
Total	$6,361	$5,710

The following table summarizes other long-term assets included on the Company's unaudited condensed consolidated balance sheets:

(in thousands)	March 31, 2023	December 31, 2022
Equity method investment in RCC	$1,952	$1,868
Right-of-use lease assets	3,957	4,223
Unamortized Debt Issuance Cost	1,033	1,128
Unamortized software subscriptions	757	757
Other long-term assets	327	299
Total	$8,026	$8,275

The following table summarizes other long-term liabilities included on the Company's unaudited condensed consolidated balance sheets:

(in thousands)	March 31, 2023	December 31, 2022
Long-term lease liability	$2,785	$3,010
Liability for uncertain tax positions	1,133	1,115
Other long-term liabilities	771	800
Total	$4,689	$4,925

NOTE 14—SUBSEQUENT EVENTS

On April 4, 2023, the Company entered into a fifth amendment to the Term Loan Agreement, which increased the amount of certain additional interest payable by the Company on the earlier to occur of certain stated events, including a prepayment or maturity of the loan obligations under the Term Loan Agreement, from 50% to 60% of the aggregate amount of all Delayed Draw Term Loans borrowed (including the discretionary delayed draw term loans borrowed). Additionally, the Company received the remaining available balance allowed under the delayed draw term loans and borrowed $3.5 million through the fifth amendment to the Term Loan Agreement.

On April 4, 2023, the Company entered into a fee letter relating to the Revolving Credit Agreement, pursuant to which the Company agreed to pay PNC an additional exit fee of $0.6 million, to be paid upon the earlier to occur of certain stated events, including a prepayment or maturity of the loan obligations under the Revolving Credit Agreement.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q and its exhibits contain or incorporate by reference various forward-looking statements that express a belief, expectation or intention or are otherwise not statements of historical fact. Forward-looking statements generally use forward-looking words, such as “may,” “will,” “could,” “should,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast” and other words that convey the uncertainty of future events or outcomes. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. Investors should not place undue reliance on any of these forward-looking statements. Except as required by law, we undertake no obligation to further update any such statements, or the risk factors described in our 2022 Report under the heading “Part I—Item 1A. Risk Factors,” to reflect new information, the occurrence of future events or circumstances or otherwise. The forward-looking statements in this Form 10-Q do not constitute guarantees or promises of future performance. Forward-looking statements may include information concerning the following, among other items:

●	our ability to continue to implement our liquidity improvement plan, including exiting underperforming operations in a timely manner, and to continue as a going concern;
●	our level of indebtedness and our ability to make interest and principal payments on our debt and satisfy the amended financial and other covenants contained in our amended debt facilities, as well as our ability to engage in certain transactions and activities due to limitations and covenants contained in such facilities;
●	our ability to generate sufficient cash resources to continue funding operations, including investments in working capital required to support growth-related commitments that we make to our customers, and the possibility that we may be unable to obtain any additional funding as needed or incur losses from operations in the future;
●	the results of our ongoing strategic alternatives review process;
●	our ability to obtain adequate surety bonding and letters of credit;
●	our ability to maintain effective internal control over financial reporting and disclosure controls and procedures in the future;
●	our ability to attract and retain qualified personnel, skilled workers, and key officers;
●	failure to successfully implement or realize our business strategies, plans and objectives of management, and liquidity, operating and growth initiatives and opportunities, including any expansion into new markets, and our ability to identify potential candidates for, and consummate, acquisition, disposition, or investment transactions (including any that may result from our review of strategic alternatives);
●	the loss of one or more of our significant customers;
●	our competitive position;
●	market outlook and trends in our industry, including the possibility of reduced investment in, or increased regulation of, nuclear power plants and declines in public infrastructure construction and reductions in government funding, including funding by state and local agencies;
●	costs exceeding estimates we use to set fixed-price contracts;
●	harm to our reputation or profitability due to, among other things, internal operational issues, poor subcontractor performance or subcontractor insolvency;
●	potential insolvency or financial distress of third parties, including our customers and suppliers;
●	our contract backlog and related amounts to be recognized as revenue;
●	our ability to maintain our safety record, the risks of potential liability and adequacy of insurance;
●	adverse changes in our relationships with suppliers, vendors, and subcontractors, including increases in cost, disruption of supply or shortage of labor, freight, equipment or supplies, including as a result of the COVID-19 pandemic, geopolitical conditions and other economic factors;
●	compliance with environmental, health, safety and other related laws and regulations, including those related to climate change;
●	limitations or modifications to indemnification regulations of the U.S.;
●	our expected financial condition, future cash flows, results of operations and future capital and other expenditures;
●	the impact of unstable market and economic conditions on our business, financial condition and stock price, including inflationary cost pressures, supply chain disruptions and constraints, labor shortages, instability in the global banking system, the effects of the Ukraine-Russia conflict, and a possible recession;
●	our ability to meet publicly announced guidance or other expectations about our business, key metrics and future operating results;
●	information technology vulnerabilities and cyberattacks on our networks;

●	our failure to comply with applicable laws and regulations, including, but not limited to, those relating to privacy and anti-bribery;
●	our ability to successfully implement our new enterprise resource planning (ERP) system;
●	our participation in multiemployer pension plans;
●	the impact of any disruptions resulting from the expiration of collective bargaining agreements;
●	the impact of natural disasters, which may be exacerbated as a result of climate change and other severe catastrophic events;
●	the impact of corporate citizenship and environmental, social and governance matters;
●	the impact of changes in tax regulations and laws, including future income tax payments and utilization of net operating loss and foreign tax credit carryforwards;
●	volatility of the market price for our common stock;
●	our ability to maintain our stock exchange listing;
●	the effects of anti-takeover provisions in our organizational documents and Delaware law;
●	the impact of future offerings or sales of our common stock on the market price of such stock;
●	the potential impact of activist stockholder actions;
●	expected outcomes of legal or regulatory proceedings (whether claims made by or against us) and their anticipated effects on our results of operations; and
●	any other statements regarding future growth, future cash needs, future operations, business plans and future financial results.

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

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. Investors should consider the areas of risk and uncertainty described above, as well as those discussed in the 2022 Report under the heading “Part I—Item 1A. Risk Factors.” Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and we caution investors not to rely upon them unduly.

The following discussion provides an analysis of the results of continuing operations, an overview of our liquidity and capital resources and other items related to our business. Unless otherwise specified, the financial information and discussion in this Form 10-Q are as of and for the three months ended March 31, 2023 and are based on our continuing operations; they exclude any results of our discontinued operations. Please refer to “Note 5—Changes in Business” to the unaudited condensed consolidated financial statements included in this Form 10-Q for additional information on our discontinued operations.

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Form 10-Q and our audited consolidated financial statements and notes thereto included in the 2022 Report.

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

The following tables summarize our backlog:

(in thousands)	March 31, 2023	December 31, 2022
Cost plus	$204,525	$291,894
Lump sum	30,402	41,309
Total	$234,927	$333,203

(in thousands)	Three Months Ended March 31, 2023
Backlog - beginning of period	$333,203
New awards	16,073
Adjustments and cancellations, net	(10,879)
Revenue recognized	(103,470)
Backlog - end of period	$234,927

Total backlog as of March 31, 2023 was $234.9 million, compared with $333.2 million on December 31, 2022, a decrease of $98.3 million driven by converting several large nuclear projects from backlog to revenue and exiting the transmission and distribution and water end-markets. At the same time, current backlog also reflects the fact that the Company is pursuing a narrower set of core markets for new business and that the release of public funding under the Inflation Reduction Act and Infrastructure Investment and Jobs Acts into those markets is moving slower than originally anticipated.

We estimate that $100.5 million, or 42.8% of total backlog on March 31, 2023, will be converted to revenue within the next twelve months and $87.4 million, or 37.2% of total backlog, will be converted to revenue within the remainder of the fiscal year. As of December 31, 2022, we estimated that approximately $178.6 million of our year-end backlog would be converted to revenue during 2023. Please refer to “Part I—Item 1. Business” under “Backlog” included in the 2022 Report for additional information.

Results of Operations

The following summary and discussion of our results of operations is based on our continuing operations and excludes any results of our discontinued operations:

	Three Months Ended March 31,
(in thousands)	2023	2022
Revenue	$103,470	$69,559
Cost of revenue	95,779	63,850
Gross profit	7,691	5,709

Selling and marketing expenses	136	330
General and administrative expenses	5,929	6,071
Depreciation and amortization expense	55	66
Total operating expenses	6,120	6,467

Operating income (loss)	1,571	(758)

Interest expense, net	1,793	1,219
Other income, net	(61)	(179)
Loss from continuing operations before income tax	(161)	(1,798)
Income tax expense (benefit)	(15)	229
Loss from continuing operations	$(146)	$(2,027)

Revenue for the three months ended March 31, 2023 increased $33.9 million, or 48.8%, compared with the corresponding period in 2022. This was primarily driven by $35.0 million related to a nuclear project, and $2.5 million of increases in the energy delivery and water businesses. This was partially offset by a $4.0 million reduction in volume in the Company’s decommissioning market.

Gross profit for the three months ended March 31, 2023 increased by $2.0 million, or 34.7%, compared with the corresponding period in 2022. This was primarily driven by a nuclear project which was partially offset by our exit of the Canadian nuclear market.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

GROSS MARGIN RECONCILIATION

NON-GAAP FINANCIAL MEASURE (UNAUDITED)

The following table reconciles our adjusted gross margin to our actual gross margin by deducting the energy transmission and distribution projects, chemical projects and large lump sum water projects that are underperforming. We believe this information is meaningful as it isolates the impact these underperforming projects have on gross margin. Because adjusted gross margin is not calculated in accordance with GAAP, it may not be comparable to other similarly titled measures of other companies and should not be considered in isolation or as substitute for, or superior to, financial measures prepared in accordance with GAAP.

(in thousands)	Three Months Ended March 31, 2023
Revenue	$103,470
Cost of revenue	95,779

Gross profit	7,691
Gross margin	7.4%

Minus: revenue from transmission and distribution business	(1,356)
Minus: revenue from Florida lump sum water projects	(6,564)
Minus: revenue from chemical projects	(1,104)
Minus: total revenue deducted	(9,024)

Minus: cost of revenue from transmission and distribution business	(2,827)
Minus: cost of revenue from the Florida lump sum water projects	(8,510)
Minus: cost of revenue from chemical projects	(1,484)
Minus: total cost of revenue deducted	(12,821)

Adjusted revenue	94,446
Adjusted cost of revenue	82,958
Adjusted gross profit	$11,488
Adjusted gross profit margin	12.2%

Operating income for the three months ended March 31, 2023 increased by $2.3 million, or 307.3%, compared with the corresponding in 2022. This was primarily driven by a nuclear project which was partially offset by our exit of the Canadian nuclear market.

General and Administrative Expenses

	Three Months Ended March 31,
(in thousands)	2023	2022
Employee-related expenses	$2,297	$3,056
Stock-based compensation expense	614	(31)
Professional fees	1,868	1,651
Other expenses	1,150	1,395
Total	$5,929	$6,071

Total general and administrative expenses for the three months ended March 31, 2023 decreased $0.1 million, or 2.3%, compared with the corresponding period in 2022. The decrease was largely driven by a $0.8 million decrease in employee related expenses related to salaries and benefits, partially offset by a $0.6 million increase in stock-based compensation expense.

Total Other (Income) Expense, Net

	Three Months Ended March 31,
(in thousands)	2023	2022
Interest expense, net	$1,793	$1,219
Other income, net	(61)	(179)
Total	$1,732	$1,040

Total other expense, net, for the three months ended March 31, 2023 increased $0.7 million compared with the corresponding period in 2022. The increase was driven by a $0.6 million increase in interest expense related to our short-term and long-term debt and a $0.1 million decrease in other income associated with joint venture income and disposal of equipment.

Income Tax Expense

	Three Months Ended March 31,
(in thousands)	2023	2022
Income tax expense (benefit)	$(15)	$229

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

For the three months ended March 31, 2023, the Company recorded income tax benefit from continuing operations of less than $15,000, or 9.0% of pretax loss from continuing operations, compared with income tax expense from continuing operations of $0.2 million, or (12.7)% of pretax loss from continuing operations, in the corresponding period of 2022. The $0.2 million decrease in income tax provision from continuing operations for the three months ended March 31, 2023 compared with the corresponding period in 2022 was primarily due to a decrease in Canadian income tax provision.

Discontinued Operations

See “Note 5—Changes in Business” to the unaudited condensed consolidated financial statements included in this Form 10-Q for information regarding discontinued operations.

Liquidity and Capital Resources

During the three months ended March 31, 2023, our principal sources of liquidity were borrowings under the Revolving Credit Facility, additional borrowings under the Term Loan and the Wynnefield Notes and effective management of our working capital. Our principal uses of cash were to pay for customer contract-related material, labor and subcontract labor, operating expenses, principal payments on the Term Loan and interest expense on the Term Loan and the Revolving Credit Facility. During the three months ended March 31, 2023, we required additional funding to continue to conduct our business, and, among other things, we amended the Term Loan to increase the amount borrowed and issued the Wynnefield Notes. Such actions were intended to alleviate the Company’s liquidity constraints to an extent sufficient to permit the Company to continue to operate while it engages in its process to explore strategic alternatives for the Company, including a potential sale. For additional information regarding our liquidity outlook, including our ability to continue as a going concern and ongoing liquidity constraints, see below under “Liquidity Outlook” and “Note 2—Liquidity” and “Note 9—Debt” to the unaudited condensed consolidated financial statements included in this Form 10-Q.

Net Cash Flows

Our net consolidated cash flows, including cash flows related to discontinued operations, consisted of the following:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cash flows provided by (used in):
Operating activities	$(2,801)	$2,516
Investing activities	168	—
Financing activities	2,186	(939)
Effect of exchange rate changes on cash	—	201
Net change in cash, cash equivalents and restricted cash	$(447)	$1,778

Cash and Cash Equivalents

As of March 31, 2023, our operating unrestricted cash and cash equivalents decreased $0.4 million to $47,959 from $0.5 million as of December 31, 2022. As of March 31, 2023, $34,726 of operating cash was held in U.S. bank accounts and $13,233 was held in Canada. Total liquidity (the sum of unrestricted cash and availability under the Revolving Credit Facility) was $6.2 million at the end of the first quarter of 2023.

Operating Activities

Cash flows from operating activities result primarily from earnings sources and are affected by changes in operating assets and liabilities, which consist primarily of working capital balances related to our projects. For the three months ended March 31, 2023, cash used in operating activities increased $5.3 million compared to the corresponding period in 2022. For the three months ended March 31, 2023, cash used in operating activities totaled $2.8 million, compared to $2.5 million of cash provided by operating activities in the corresponding period in 2022. Major components of cash flows used by operating activities for the three months ended March 31, 2023 were as follows:

Three Months Ended March 31,
(in thousands)	2023
Cash flows provided by (used in):
Net loss	$(193)
Net income from discontinued operations	47
Deferred income tax benefit	(15)
Depreciation and amortization on plant, property and equipment	55
Amortization of deferred financing costs	208
Amortization of debt discount	50
Loss on disposals of property, plant and equipment	52
Bad debt expense	48
Stock-based compensation	614
Paid-in-kind interest (1)	387
Cash effect of changes in operating assets and liabilities	(4,031)
Net cash used in operating activities, continuing operations	(2,778)
Net cash used in operating activities, discontinued operations	(23)
Net cash used in operating activities	$(2,801)

(1)	Paid-in-kind interest is added to the Term Loan principal and will be paid at maturity.

Cash effect of changes in operating assets and liabilities for the three months ended March 31, 2023 included the following (includes foreign currency translation conversion from Canadian dollar to United States dollar):

●	Accounts receivable, excluding credit losses recognized during the period, increased $2.1 million during the three months ended March 31, 2023, which decreased cash flows from operating activities. The variance is primarily attributable to the timing of billings and collections.

●	Contract liabilities, which consisted of billings on uncompleted contracts in excess of costs and estimated earnings, decreased $1.8 million during the three months of March 31, 2023, which decreased cash flows from operating activities. In addition, contract assets, which consisted of costs and estimated earnings in excess of billings on uncompleted contracts, increased $5.4 million during the first three months of March 31, 2023, which decreased cash flows from operating activities. These balances can experience significant fluctuations based on business volume and the timing of when job costs are incurred and the timing of customer billings and payments.

●	Other current assets decreased $0.6 million during the three months ended March 31, 2023, which increased cash flows from operating activities. The variance was primarily due to security deposits related to real estate, unamortized commercial insurance premiums and annual subscriptions.

●	Accrued and other liabilities and accounts payable increased $4.5 million during the three months ended March 31, 2023, which increased cash flows from operating activities. The liabilities and payables were primarily related to an increase in accrued compensation and benefits, partially offset by a decrease in accounts payables.

●	Other long-term assets decreased $0.3 million during the three months ended March 31, 2023 which increased cash flows from operating activities. The variance was primarily due to decreases in right-of-use lease assets, joint venture earnings and debt issuance costs.

Investing Activities

Cash flows from investing activities were insignificant for the three months ended March 31, 2023, consistent with the corresponding period in 2022.

Financing Activities

For the three months ended March 31, 2023, net cash provided by financing activities was $2.2 million primarily due to a $1.0 advancement pursuant to the Term Loan, delayed draw term loans in an aggregate principal amount of $1.5 million and $0.8 million from the Wynnefield Notes. This was offset by our repayments exceeding our borrowings under the Revolving Credit Facility by $1.0 million and approximately $0.1 million for payment of statutory taxes related to stock-based compensation.

For the three months ended March 31, 2022, net cash used in financing activities of $0.9 million was primarily composed of cash used by our repayments from customer cash receipts exceeding our borrowings under the Revolving Credit Facility by $0.7 million, coupled with a $0.3 million payment on our Term Loan.

For additional information about our outstanding debt, please refer to “Note 9—Debt” to the unaudited condensed consolidated financial statements included in this Form 10-Q.

Effect of Exchange Rate Changes on Cash

For both the three months ended March 31, 2023 and 2022, the effect of Canadian foreign exchange rate changes on our cash balances was not material.

Dividends

We do not currently anticipate declaring dividends in the near future. As of March 31, 2023, the terms of the Term Loan and Revolving Credit Facility restricted our ability to pay dividends. In addition, the timing and amounts of any dividends would be subject to determination and approval by our Board of Directors.

Liquidity Outlook

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We anticipate we will continue to experience periodic constraints on our liquidity as a result of the cash flow requirements of specific projects through the fourth quarter 2023, and we are taking steps expected to strengthen operating results in order to improve our liquidity. Such constraints on our liquidity negatively affected our ability to remain in compliance with our debt covenants, and, accordingly, we entered into two separate amendments to each of the Revolving Credit Facility and Term Loan in the third and fourth quarters of 2022, and an additional three separate amendments to such agreements during the first and second quarters of 2023. The first two amendments, among other things, revised certain terms contained in the Term Loan and the Revolving Credit Facility, respectively, and deferred principal payments on the Term Loan due on January 1, 2023 to January 9, 2023. The third and fourth amendments entered into during the first quarter of 2023, among other things, revised certain terms contained in the Term Loan and the Revolving Credit Facility and provided for delayed draw term loans under the Term Loan in an aggregate principal amount of $1.5 million, which were funded at the time the amendment was signed, and discretionary delayed draw term loans in an aggregate principal amount of $3.5 million, which were funded at the time of the fifth amendment. The fifth amendment to the Term Loan, entered into April 4, 2023, increased the amount of certain additional interest payable by the Company on the earlier to occur of certain stated events, including a prepayment or maturity of the loan obligations under the Term Loan, from 50% to 60% of the aggregate amount of all delayed draw term loans borrowed (including the discretionary delayed draw term loans borrowed). On the same date, the Company entered into a fee letter relating to the Revolving Credit Facility, pursuant to which the Company agreed to pay PNC an additional exit fee of $0.6 million, to be paid upon the earlier to occur of certain stated events, including a prepayment or maturity of the loan obligations under the Revolving Credit Facility. We also issued the Wynnefield Notes, in an aggregate principal amount of $400,000 and $350,000, respectively, during the first quarter of 2023. For additional information, please refer to “Note 2—Liquidity”, “Note 9—Debt” and “Note 14—Subsequent Events” to the unaudited condensed consolidated financial statements included in this Form 10-Q.

Our continuation as a going concern is dependent upon the Company’s ability to successfully implement its liquidity plan and obtain necessary debt or equity financing to continue operations until we return to generating positive cash flow. While continuing to operate its business in recent months, the Company is implementing various elements of its previously disclosed liquidity improvement plan, which include taking steps to address profitability of underperforming operations, aggressively reducing operating expenses, lowering the costs of services by moving nonbillable labor resources to customer billable positions, shortening the collection cycle time on the Company’s accounts receivable, and lengthening the payment cycle time on its accounts payable. The Company has also exited a portion of its underperforming operations within the transmission and distribution market in Florida and completed several underperforming chemical projects in Texas. Additionally, the Company has negotiated better collection terms with a major customer within its nuclear market. Although the Company expects that it will not complete its strategy to exit underperforming operations until the first quarter of 2024, the Company believes its actions will lead to improved profitability and continues to implement its liquidity plan. The Company has continued to experience material intra-week liquidity pressure as it has attempted to manage the short-term negative cash flows that result from, among other things, having to fund significant weekly craft labor payrolls on large outage projects before those payrolls can be billed to the Company’s customers and collected. Although the Company has utilized the Revolving Credit Agreement to address such time period negative cash flows, contract terms restricting customer invoicing frequency, delays in customer payments, and underlying surety bonds have negatively impacted the Company’s borrowing base and the availability of funds. Although these factors, among others, raise substantial doubt about our ability to continue as a going concern, we believe that we have sufficient resources to satisfy our working capital requirements through the next twelve months, as we strategically use our $30.0 million borrowing availability under our Revolving Credit Facility and the additional borrowings under the Term Loan and the Wynnefield Notes, and implement our liquidity plan.

A variety of factors can affect the Company’s short- and long-term liquidity, the impact of which could be material, including, but not limited to: the funding of certain of the Company’s previously disclosed underperforming contracts; cash required for funding ongoing operations and projects; matters relating to the Company’s contracts, including contracts billed based on milestones that may require the Company to incur significant expenditures prior to collections from its customers and others that allow for significant upfront billing at the beginning of a project, which temporarily increases liquidity in the near term; the outcome of potential contract disputes, which may be significant; payment collection issues, including those caused by economic slowdowns or other factors which can lead to credit deterioration of the Company’s customers; required interest payments on outstanding debt and operating and finance leases; pension obligations requiring annual contributions to multiemployer pension plans; insurance coverage for contracts that require the Company to indemnify third parties; and issuances of letters of credit.

The Company believes that the amendments to the Term Loan and the Revolving Credit Facility, including the additional borrowings under the Term Loan, will provide much needed support to the Company’s ongoing operations and may permit the Company to operate while it continues to engage in its process to explore strategic alternatives to maximize value for the Company and its shareholders or other stakeholders, but additional liquidity support may be necessary. The Company has not disclosed a timetable for the conclusion of its review of strategic alternatives, nor has it made any decisions related to any further actions or possible strategic alternatives at this time. The Company does not intend to comment on the details of its review of strategic alternatives until it determines that further disclosure is appropriate or necessary.

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

If the Company’s liquidity improvement plan and the amendments to the Term Loan and the Revolving Credit Facility do not have the intended effect of addressing the Company’s liquidity problems through its review of strategic alternatives, the Company will continue to consider all strategic alternatives, including restructuring or refinancing its debt, seeking additional debt or equity capital, reducing or delaying the Company’s business activities and strategic initiatives, or selling assets, other strategic transactions and/or other measures, including obtaining relief under the U.S. Bankruptcy Code.

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

As of March 31, 2023, we had a contingent liability for issued and outstanding standby letters of credit, generally issued to secure performance on customer contracts. As of March 31, 2023, we had $0.5 million of outstanding letters of credit under the Revolving Credit Facility sublimit and $0.4 million of outstanding cash collateralized standby letters of credit pursuant to a prior revolving credit facility with Wells Fargo Bank, National Association, and there were no amounts drawn upon these letters of credit. In addition, as of March 31, 2023, we had outstanding surety bonds of $60.6 million. Our subsidiaries also provide financial guarantees for certain contractual obligations in the ordinary course of business.

Critical Accounting Policies and Use of Estimates

There have been no material changes to our critical accounting policies and estimates as set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included in our 2022 Report.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information required under this item.

Item 4.     Controls and Procedures.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, under the supervision of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Solely as a result of the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective. However, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, notwithstanding the identified material weaknesses in our internal control over financial reporting, the financial statements in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  As previously disclosed in our 2022 Report, we identified two material weaknesses in our internal controls over financial reporting.

1.	We did not design and maintain effective user access controls to adequately restrict user access and the ability to modify financial data within certain financial applications, including ensuring appropriate segregation of duties relating to the preparation and review of journal entries in these financial applications.
2.	We identified immaterial errors that indicated an additional deficiency existed in the Company’s internal control over financial reporting for the secondary reviews of potential loss accruals and approval of certain expenses.

User Access Controls

To enhance the design and maintenance of effective user access controls, the Company established an access control review process to ensure appropriate segregation of duties related to the preparation and review of journal entries. The user access controls are currently designed to manage and monitor the authorization and permissions granted to individuals who require access to financial systems and data.

The user access control enhancement incorporates:

●	Regular access control reviews are conducted to assess the appropriateness of user access rights. These reviews involve verifying that access permissions align with individuals' job responsibilities and are necessary for the performance of their duties. Access rights are periodically re-evaluated to ensure that they are up to date and remain relevant to employees' roles within the organization.

Secondary Review Process/Loss Adjustments

To ensure the accuracy and reliability of our financial reporting, the Company has enhanced its secondary review process. This process involves a systematic evaluation of project cost estimates and expenses conducted by personnel within the operations, project controls and the accounting department. The secondary reviewers possess the necessary expertise and knowledge to identify potential errors, misstatements, or omissions.

In addition to the secondary review process, we evaluate the risk of potential loss adjustments that may have to be recognized during the reporting period or contingent liabilities or losses that may arise after the reporting period but before the issuance of the financial statements. These accruals are intended to ensure the appropriate recognition of potential losses in accordance with relevant accounting principles.

The enhancement of secondary reviews of potential loss accruals and approval of certain expenses include:

●	Management conducts a monthly project review of the accuracy of estimated costs at completion on fixed-price projects with operations, project controls and accounting to identify potential loss adjustments that may arise from changes in project execution.
●	The Company reduced its threshold for project reviews with various levels of management.
●	The Company increased its evaluation of project schedules, nature of costs and project execution compared to how the project was bid to identify potential risks in the estimated costs at completion.
●	Senior management conducts reviews in the event of a 5% or greater discrepancy between project management and project controls.
●	The secondary reviewers perform reconciliations to validate the consistency and accuracy of financial information across different sources and systems and compare the reported figures with underlying documentation, general ledger balances, and other relevant data to identify any discrepancies.

The foregoing control deficiencies did not result in a misstatement of the Company’s interim or annual consolidated financial statements. However, these control deficiencies could have resulted in misstatements of interim or annual consolidated financial statements and disclosures that may have been material. Management has concluded that: (1) the Company has implemented changes to address the control deficiency related to the user access as described above, but those changes have not been subjected to testing by our external auditor and thus in the interim will continue to constitute a material weakness; (2) the above control deficiency pertaining to the secondary review of potential loss accruals continues to constitute a material weakness even though the Company has implemented additional procedures to improve the secondary review of potential loss accruals; and (3) in turn, the Company did not maintain effective internal control over financial reporting as of March 31, 2023.

While management is working on implementing a remediation plan regarding the current deficiencies and material weaknesses, no assurance can be made that such plan will be completed in a timely manner or that the updated controls and procedures associated with such plan will be deemed adequate after being subjected to testing.

Management’s Plan to Remediate the Material Weaknesses

Management has evaluated the user access controls material weakness described above and has updated its design and implementation of internal control over financial reporting to enhance the Company’s internal control environment. Having identified the material weakness relating to the secondary review and approval of certain expenses described above, we have initiated a review process related to this deficiency. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures.

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

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition, and results of operations, and you should carefully consider them. There have not been any material changes to our risk factors from those reported in our 2022 Report.

Item 6.	Exhibits.
Exhibit	Description
10.1	Letter Agreement, dated December 8, 2022, by and between Tracy Pagliara and Williams Industrial Services Group Inc.♦*
10.2	Letter Agreement, dated December 8, 2022, by and between Randall Lay and Williams Industrial Services Group Inc.♦*
10.3	Letter Agreement, dated December 8, 2022, by and between Charles Wheelock and Williams Industrial Services Group Inc.♦*
10.4

Third Amendment to Term Loan, Guarantee and Security Agreement, dated as of January 9, 2023, by and among Williams Industrial Services Group Inc., Williams Industrial Services Group, L.L.C., Williams Industrial Services, LLC, Williams Specialty Services, LLC, Williams Plant Services, LLC, Williams Global Services, Inc., and Construction & Maintenance Professionals, LLC, as borrowers, Global Power Professional Services Inc., GPEG, LLC, Steam Enterprises LLC, WISG Canada Ltd., WISG Nuclear Ltd., WISG Electrical Ltd. and WISG Electrical, LLC, as guarantors, and EICF Agent LLC, as agent, and the lenders party thereto (filed as Exhibit 10.14 to our Form 10-K filed with the SEC on March 31, 2023 and incorporated herein by reference).**

10.5

Fourth Amendment to Term Loan, Guarantee and Security Agreement, dated as of February 24, 2023, by and among Williams Industrial Services Group Inc., Williams Industrial Services Group, L.L.C., Williams Industrial Services, LLC, Williams Specialty Services, LLC, Williams Plant Services, LLC, Williams Global Services, Inc., and Construction & Maintenance Professionals, LLC, as borrowers, Global Power Professional Services Inc., GPEG, LLC, Steam Enterprises LLC, WISG Canada Ltd., WISG Nuclear Ltd., WISG Electrical Ltd. and WISG Electrical, LLC, as guarantors, and EICF Agent LLC, as agent, and the lenders party thereto (filed as Exhibit 10.15 to our Form 10-K filed with the SEC on March 31, 2023 and incorporated herein by reference).**

10.6

Fifth Amendment to Term Loan, Guarantee and Security Agreement, dated as of April 4, 2023, by and among Williams Industrial Services Group Inc., Williams Industrial Services Group, L.L.C., Williams Industrial Services, LLC, Williams Specialty Services, LLC, Williams Plant Services, LLC, Williams Global Services, Inc., and Construction & Maintenance Professionals, LLC, as borrowers, Global Power Professional Services Inc., GPEG, LLC, Steam Enterprises LLC, WISG Canada Ltd., WISG Nuclear Ltd., WISG Electrical Ltd. and WISG Electrical, LLC, as guarantors, and EICF Agent LLC, as agent, and the lenders party thereto.♦**

10.7

Third Amendment to Revolving Credit and Security Agreement, dated as of January 9, 2023, by and among Williams Industrial Services Group Inc., Williams Industrial Services Group, L.L.C., Williams Industrial Services, LLC, Williams Specialty Services, LLC, Williams Plant Services, LLC, Williams Global Services, Inc., Construction & Maintenance Professionals, LLC, and WISG Electrical, LLC, as borrowers, Global Power Professional Services Inc., GPEG, LLC, Steam Enterprises LLC, WISG Canada Ltd., WISG Nuclear Ltd. and WISG Electrical Ltd., as guarantors, and PNC Bank, National Association, as agent, and the lenders party thereto (filed as Exhibit 10.19 to our Form 10-K filed with the SEC on March 31, 2023 and incorporated herein by reference).**

10.8

Consent and Fourth Amendment to Revolving Credit and Security Agreement, dated as of February 24, 2023, by and among Williams Industrial Services Group Inc., Williams Industrial Services Group, L.L.C., Williams Industrial Services, LLC, Williams Specialty Services, LLC, Williams Plant Services, LLC, Williams Global Services, Inc., Construction & Maintenance Professionals, LLC, and WISG Electrical, LLC, as borrowers, Global Power Professional Services Inc., GPEG, LLC, Steam Enterprises LLC, WISG Canada Ltd., WISG Nuclear Ltd. and WISG Electrical Ltd., as guarantors, and PNC Bank, National Association, as agent, and the lenders party thereto (filed as Exhibit 10.20 to our Form 10-K filed with the SEC on March 31, 2023 and incorporated herein by reference).**

10.9

Fee Letter, dated April 4, 2023, by and among Williams Industrial Services Group Inc., Williams Industrial Services Group, L.L.C., Williams Industrial Services, LLC, Williams Specialty Services, LLC, Williams Plant Services, LLC, Williams Global Services, Inc., Construction & Maintenance Professionals, LLC, and WISG Electrical, LLC, as borrowers, Global Power Professional Services Inc., GPEG, LLC, Steam Enterprises LLC, WISG Canada Ltd., WISG Nuclear Ltd. and WISG Electrical Ltd., as guarantors, and PNC Bank, National Association, as agent, and the lenders party thereto.♦

10.10

Unsecured Promissory Note, dated January 9, 2023, by and among Williams Industrial Services Group Inc. and Wynnefield Partners Small Cap Value, LP (filed as Exhibit 10.27 to our Form 10-K filed with the SEC on March 31, 2023 and incorporated herein by reference).

10.11

Unsecured Promissory Note, dated January 9, 2023, by and among Williams Industrial Services Group Inc. and Wynnefield Partners Small Cap Value, LP I (filed as Exhibit 10.28 to our Form 10-K filed with the SEC on March 31, 2023 and incorporated herein by reference).

10.12	Form of Restricted Shares Award Agreement (Non-Employee Directors) (2023).♦*
10.13	Form of Time-Based Award Agreement (2023).♦*
10.14	Form of Performance-Based Award Agreement (2023).♦*
31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.♦
31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.♦
32.1	Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended  March 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statements of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.♦

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

WILLIAMS INDUSTRIAL SERVICES GROUP INC.

Date: May 17, 2023	By:	/s/ Damien A. Vassall
Damien A. Vassall
Vice President, Chief Financial Officer (Duly authorized officer and principal financial and accounting officer of the registrant)