Form 10-Q
period 2023-06-30
Williams Industrial Services Group Inc.
filed 2023-08-16
CIK 1136294

a

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)
Common Stock, par value $0.01 per share	WLMSQ

* On July 24, 2023, the issuer’s common stock was suspended from trading on the NYSE American. Effective July 25, 2023, trades in the issuer’s common stock began being quoted on the OTC Pink Market under the symbol “WLMSQ.” On August 1, 2023, NYSE American filed a Form 25 to delist the issuer’s common stock and to remove it from registration under Section 12(b) of the Securities Exchange Act of 1934, as amended.

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ◻ No 

As of August 11, 2023, there were 27,210,391 shares of common stock of Williams Industrial Services Group Inc. outstanding.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share data)	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$46	$495
Restricted cash	467	468
Accounts receivable, net of allowance of $478 and $273, respectively	20,733	31,033
Contract assets	8,088	12,812
Other current assets	3,780	6,258
Total current assets	33,114	51,066

Property, plant, and equipment, net	838	1,257
Goodwill	—	35,400
Intangible assets	—	12,500
Deferred tax assets	127	—
Other long-term assets	6,748	8,275
Total assets	$40,827	$108,498

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,480	$12,041
Accrued compensation and benefits	9,431	8,566
Contract liabilities	639	6,242
Short-term borrowings	9,022	17,399
Current portion of long-term debt	438	—
Other current liabilities	4,203	5,710
Current liabilities of discontinued operations	113	110
Total current liabilities	35,326	50,068
Long-term debt, net (Note 9)	30,881	23,360
Deferred tax liabilities	—	2,268
Other long-term liabilities	3,201	4,925
Long-term liabilities of discontinued operations	2,753	3,479
Total liabilities	72,161	84,100
Commitments and contingencies (Note 12)
Stockholders’ equity (deficit):
Common stock, $0.01 par value, 170,000,000 shares authorized and 27,532,064 and 26,865,064 shares issued, respectively, and 27,210,391 and 26,543,391 shares outstanding, respectively	266	264
Paid-in capital	94,551	94,151
Accumulated other comprehensive loss	(248)	(404)
Accumulated deficit	(125,898)	(69,608)
Treasury stock, at par (321,673 and 321,673 common shares, respectively)	(5)	(5)
Total stockholders’ equity (deficit)	(31,334)	24,398
Total liabilities and stockholders’ equity (deficit)	$40,827	$108,498

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Revenue	$83,343	$56,059	$186,813	$125,618
Cost of revenue	87,293	53,778	183,072	117,628

Gross profit (loss)	(3,950)	2,281	3,741	7,990

Selling and marketing expenses	182	402	318	732
General and administrative expenses	5,976	6,294	11,905	12,365
Depreciation and amortization expense	43	46	98	112
Total operating expenses	6,201	6,742	12,321	13,209

Operating loss	(10,151)	(4,461)	(8,580)	(5,219)

Interest expense, net	1,971	1,261	3,764	2,480
Goodwill and intangible impairment expense	47,900	—	47,900	—
Income expense, net	(86)	(240)	(147)	(419)
Total other expense, net	49,785	1,021	51,517	2,061

Loss from continuing operations before income tax	(59,936)	(5,482)	(60,097)	(7,280)
Income tax expense (benefit)	(3,162)	(171)	(3,177)	58
Loss from continuing operations	(56,774)	(5,311)	(56,920)	(7,338)

Loss from discontinued operations before income tax	(44)	(47)	(88)	(47)
Income tax benefit	(721)	(640)	(718)	(623)
Income from discontinued operations	677	593	630	576

Net loss	$(56,097)	$(4,718)	$(56,290)	$(6,762)

Basic income (loss) per common share
Loss from continuing operations	$(2.13)	$(0.20)	$(2.14)	$(0.28)
Income from discontinued operations	0.03	0.02	0.02	0.02
Basic loss per common share	$(2.10)	$(0.18)	$(2.12)	$(0.26)

Diluted income (loss) per common share
Loss from continuing operations	$(2.13)	$(0.20)	$(2.14)	$(0.28)
Income from discontinued operations	0.03	0.02	0.02	0.02
Diluted loss per common share	$(2.10)	$(0.18)	$(2.12)	$(0.26)

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Net loss	$(56,097)	$(4,718)	$(56,290)	$(6,762)
Foreign currency translation adjustment	20	(169)	156	(27)
Comprehensive loss	$(56,077)	$(4,887)	$(56,134)	$(6,789)

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

				Accumulated
	Common Shares			Other
	$0.01 Per Share		Paid-in	Comprehensive	Accumulated	Treasury Shares
(in thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Total
Balance, December 31, 2021	26,408,789	$261	$92,227	$(95)	$(55,930)	(469,168)	$(6)	$36,457
Restricted stock awards granted	291,894	—	—	—	—	—	—	—
Stock-based compensation	—	—	(147)	—	—	—	—	(147)
Foreign currency translation	—	—	—	142	—	—	—	142
Net loss	—	—	—	—	(2,044)	—	—	(2,044)
Balance, March 31, 2022	26,700,683	$261	$92,080	$47	$(57,974)	(469,168)	$(6)	$34,408
Restricted stock units vested	169,255	—	—	—	—	26,865	—	—
Tax withholding on restricted stock units	—	2	(165)	—	—	—	—	(163)
Stock-based compensation	—	—	1,293	—	—	—	—	1,293
Foreign currency translation	—	—	—	(169)	—	—	—	(169)
Net loss	—	—	—	—	(4,718)	—	—	(4,718)
Balance, June 30, 2022	26,869,938	$263	$93,208	$(122)	$(62,692)	(442,303)	$(6)	$30,651

				Accumulated
	Common Shares			Other
	$0.01 Per Share		Paid-in	Comprehensive	Accumulated	Treasury Shares
(in thousands, except share data)	Shares	Amount	Capital	Income (Loss)	Deficit	Shares	Amount	Total
Balance, December 31, 2022	26,865,064	$264	$94,151	$(404)	$(69,608)	(321,673)	$(5)	$24,398
Issuance of restricted stock awards	514,926	—	—	—	—	—	—	—
Issuance of restricted stock units	152,074	—	—	—	—	—	—	—
Tax withholding on restricted stock units	—	2	(92)	—	—	—	—	(90)
Stock-based compensation	—	—	379	—	—	—	—	379
Foreign currency translation	—	—	—	136	—	—	—	136
Net loss	—	—	—	—	(193)	—	—	(193)
Balance, March 31, 2023	27,532,064	$266	$94,438	$(268)	$(69,801)	(321,673)	$(5)	$24,630
Stock-based compensation	—	—	113	—	—	—	—	113
Foreign currency translation	—	—	—	20	—	—	—	20
Net loss	—	—	—	—	(56,097)	—	—	(56,097)
Balance, June 30, 2023	27,532,064	$266	$94,551	$(248)	$(125,898)	(321,673)	$(5)	$(31,334)

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2023	2022
Operating activities:
Net loss	$(56,290)	$(6,762)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net income from discontinued operations	(630)	(576)
Deferred income tax provision (benefit)	(2,395)	3
Depreciation and amortization on plant, property, and equipment	98	112
Amortization of deferred financing costs	415	415
Amortization of debt discount	100	100
Loss on disposals of property, plant and equipment	86	—
Bad debt expense	(205)	(101)
Stock-based compensation	—	577
Paid-in-kind interest	883	—
Impairment expense	47,900	—
Changes in operating assets and liabilities:
Accounts receivable	10,505	2,137
Contract assets	4,724	(787)
Other current assets	2,478	177
Other assets	1,493	(2,219)
Accounts payable	(561)	(1,251)
Accrued and other liabilities	(1,872)	(601)
Contract liabilities	(5,603)	(1,122)
Net cash provided by (used in) operating activities, continuing operations	1,126	(9,898)
Net cash used in operating activities, discontinued operations	(94)	(365)
Net cash provided by (used in) operating activities	1,032	(10,263)
Investing activities:
Proceeds from sale of property, plant and equipment	235	—
Purchase of property, plant, and equipment	—	(438)
Net cash provided by (used in) investing activities	235	(438)
Financing activities:
Repurchase of stock-based awards for payment of statutory taxes due on stock-based compensation	(90)	(163)
Proceeds from short-term borrowings	196,675	144,220
Repayments of short-term borrowings	(205,052)	(134,673)
Proceeds from long-term debt	6,750	—
Repayments of long-term debt	—	(525)
Net cash (used in) provided by financing activities	(1,717)	8,859
Effect of exchange rate change on cash	—	16
Net change in cash, cash equivalents and restricted cash	(450)	(1,826)
Cash, cash equivalents and restricted cash, beginning of period	963	2,950
Cash, cash equivalents and restricted cash, end of period	$513	$1,124

Supplemental Disclosures:
Cash paid for interest	$3,095	$2,292
Cash paid for income taxes, net of refunds	$44	$—

See accompanying notes to condensed consolidated financial statements.

WILLIAMS INDUSTRIAL SERVICES GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1—BUSINESS AND BASIS OF PRESENTATION

Business

Williams Industrial Services Group Inc. (together with its wholly owned subsidiaries, “Williams,” the “Company,” “we,” “us” or “our,” unless the context indicates otherwise) was initially formed in 1998 as GEEG Inc., a Delaware corporation, and in 2001 changed its name to “Global Power Equipment Group Inc.,” and, as part of a reorganization, became the successor to GEEG Holdings, L.L.C., a Delaware limited liability company. Effective June 29, 2018, the Company changed its name to Williams Industrial Services Group Inc. to better align its name with the Williams business. Williams has been safely helping power plant owners and operators enhance asset value for more than 50 years. It provides a broad range of construction, maintenance, and support services to infrastructure customers in energy, power, and industrial end markets.

In connection with the Company filing the Bankruptcy Petitions (as defined below), trading of the Company's common stock on the NYSE American LLC (the “NYSE American”) was suspended on July 22, 2023, and the delisting was effective August 11, 2023, 10 days after the NYSE American filed a Form 25 with the SEC. The Company's common stock is currently quoted on the OTC Pink Market operated by OTC Markets Group Company under the symbol "WLMSQ."

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

Going Concern

On July 22, 2023, the Company and its subsidiaries, Williams Industrial Services Group, L.L.C. (“WISG”), Williams Plant Services, LLC (“WPS”), Williams Specialty Services, LLC (“WSS”), Williams Industrial Services, LLC (“WIS”), WISG Electrical, LLC (“WISG Electrical”), Construction & Maintenance Professionals, LLC (“CMP”), Williams Global Services, Inc., Steam Enterprises, LLC, GPEG, LLC, Global Power Professional Services Inc., WISG Canada Ltd., WISG Nuclear Ltd. and WISG Electrical Ltd. (collectively with the Company, the “Debtors”), filed voluntary petitions (the “Bankruptcy Petitions”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (such court, the “Court” and such cases, the “Cases”). The Cases are being jointly administered under the caption In re Williams Industrial Services Group Inc., et al. On July 25, 2023, the Bankruptcy Court issued orders approving "first-day" relief motions on an interim basis, granting the Company authorization for certain actions, including entering into a

Superpriority Senior Secured Revolving Credit and Security Agreement and a Superpriority Senior Secured Term Loan, Guarantee, and Security Agreement (collectively the “DIP Credit Facilities”) and paying employee wages and benefits.

Despite the bankruptcy filing, the Debtors will continue their operations as "debtors-in-possession" under the jurisdiction of the Court and actively pursue a structured sale of the Transferred Assets (as defined below) through a competitive bidding and auction process under Section 363 of the Bankruptcy Code. The outcome of the Chapter 11 proceedings and the Company's ability to successfully execute the structured sale of the Transferred Assets remain uncertain and depend on various factors, including Court approvals, negotiations with creditors, and general economic conditions. After the sale, the Company anticipates the remaining business will undergo liquidation via a Chapter 11 plan or conversion to Chapter 7. As such, the financial statements do not include any adjustments that might result from the potential outcome of these uncertainties.

These significant events and developments raise substantial doubt about the Company's ability to continue as a going concern. Continuation as a going concern is dependent upon the Company’s ability to successfully continue its operations during the Chapter 11 process, negotiate a purchase agreement, and take other steps to manage its liquidity. If the Company's liquidity improvement plan and the above-mentioned DIP Credit Facilities do not have the intended effect of addressing the Company's liquidity problems through the Chapter 11 process, the Company may be required to liquidate under Chapter 7 of the Bankruptcy Code. For additional information regarding our ongoing liquidity constraints and the DIP Credit Facilities, see below under “Note 2—Liquidity” and “Note 9—Debt” to the unaudited condensed consolidated financial statements included in this Form 10-Q.

NOTE 2—LIQUIDITY

As mentioned above, the Company and its subsidiaries, filed the Bankruptcy Petitions with the Court under Chapter 11 of the Bankruptcy Code. The Cases are being jointly administered under the caption In re Williams Industrial Services Group Inc., et al. The Debtors will continue their operations in the ordinary course of business as debtors-in-possession and pursue a structured sale of the Transferred Assets (as defined below) pursuant to a competitive bidding and auction process under Section 363 of the Code.

On July 22, 2023, prior to the filing of the Bankruptcy Petitions, the Company and certain subsidiaries (the “Sellers”) entered into a “stalking horse” Asset Purchase Agreement (the “Purchase Agreement”) with EnergySolutions Nuclear Services, LLC (“EnergySolutions”), pursuant to which, among other things, the Sellers will sell substantially all of their assets relating to (i) the business of providing a broad range of construction and maintenance services to customers in the nuclear, conventional power (fossil, hydro, natural gas), energy delivery, water and wastewater, pulp and paper, chemical and government industries, (ii) solely to the extent conducted pursuant to certain contracts of WIS, certain non-unionized pulp and paper operations, and (iii) the business as conducted by WPS and WSS (collectively, clauses (i) – (iii) are referred to as the “Business”, and the assets related to the Business and as more fully described in the Purchase Agreement, as the “Transferred Assets”). WIS will retain its water and wastewater business, the non-unionized pulp and paper business not included as part of the Business and its transmission and distribution business, and the Sellers will retain any other business not set forth in clauses (i) – (iii) above. The Purchase Agreement provides that the aggregate consideration to be paid by EnergySolutions for the sale of all of the Transferred Assets and the obligations of Sellers as set forth in the Purchase Agreement shall be an amount in cash equal to the sum of $60.0 million, less (i) any deductions on account of certain cure costs that may be required to be paid pursuant to the Bankruptcy Code in order to cure monetary defaults under certain contracts assumed and assigned to EnergySolutions and (ii) the aggregate amount of all overdue payables as of 11:59 p.m. E.T. on the day that is six business days prior to the closing date, subject to certain limitations. As additional consideration for the Transferred Assets, EnergySolutions will assume certain liabilities of the Sellers relating to the Business at the closing. The transactions are part of a sale process under Section 363 of the Bankruptcy Code that will be subject to approval by the Court and compliance with agreed upon and Court-approved bidding procedures allowing for the submission of higher or otherwise better offers and satisfaction of other agreed-upon conditions. In accordance with the sale process under Section 363 of the Bankruptcy Code, notice of the proposed sale to EnergySolutions was given to third parties and competing bids are being solicited. The Company will manage the bidding process and evaluate the bids, in consultation with its advisors and as overseen by the Court.

In connection with filing the Bankruptcy Petitions and the entry by the Court of the Interim DIP Order on July 25, 2023, the Debtors entered into the DIP Credit Facilities. The DIP Revolving Credit Agreement allows the Debtors to access up to the lesser of the Borrowing Base (as defined in the DIP Revolving Credit Agreement) or $12.0 million, less the amount of all Prepetition Revolving Credit Obligations. The DIP Term Loan Agreement provides the Debtors with a secured superpriority debtor-in-possession term loan facility not to exceed $19.5 million, with an immediate availability of $14.0 million upon the entry of the Interim DIP Order and the balance of which will be available after entry of the final order by the Court, which has not been obtained at this time. Borrowings under the DIP Credit Facilities are senior secured obligations of the Debtors, secured by superpriority liens on the assets of the Debtors, subject to customary exceptions. The DIP Credit Agreements contain various customary covenants, as well as covenants mandating compliance by the Debtors with a 13-week budget, variance testing, and reporting requirements. The proceeds from the DIP Credit Facilities may be used for, among other things, post-petition working capital, expenses related to the bankruptcy proceedings, payment of court-approved adequate protection obligations, and other court-approved purposes.

In addition, the filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s and the other Debtors’ obligations under its then-outstanding debt, including approximately $15.7 million under the Revolving Credit Facility, approximately $35.6 million under the Term Loan, and approximately $0.8 million under the Wynnefield Notes. These debt instruments provide that, as a result of the Bankruptcy Petitions, the principal, interest and any prepayment premiums due thereunder shall immediately become due and payable. Any efforts to enforce payment obligations under these debt instruments are automatically stayed as a result of the Bankruptcy Petitions, and the creditors’ rights of enforcement in respect of the debt instruments are subject to the applicable provisions of the Bankruptcy Code.

During the first six months ended June 30, 2023, the Company relied on borrowings under the Revolving Credit Facility, additional borrowings under the Term Loan and the Wynnefield Notes (each as defined in “Note 9—Debt”), and sought to diligently manage its working capital as its principal sources of liquidity prior to filing the Bankruptcy Petitions. Despite the positive cash flows from operations during this period, the Company experienced a significant increase in negative cash flows. As a result, the Company's cash position continued to decrease, leading to negative total cash flows for the six months ended June 30, 2023. These negative cash flows were primarily driven by the following factors:

●	Difficulties managing short-term negative cash flows that resulted from, among other things, having to fund significant weekly craft labor payrolls on large outage projects before those payrolls could be billed to the Company’s customers and collected.
●	Ongoing losses incurred on fixed price contracts in the Company's Florida and Texas water business.
●	Costs related to the Company’s exit from its Tampa, Florida-based transmission and distribution operations and its Norwalk, Connecticut-based transmission and distribution operations, both of which utilized cash resources and negatively impacted liquidity.
●	Costs related to exiting the Company’s chemical projects in Texas.
●	Challenges with the timing of billing and collecting cash from customers, particularly in periods with high revenues.
●	Funding certain of the Company’s past due accounts payable, the balances for which had become larger than the Company’s vendors were willing to accept. For this reason, the Company had to make payments to certain vendors to either reduce the amounts that were past due or otherwise bring such vendors current.
●	The Company has been operating with a high level of borrowings as it has had to, among other things, fund prior period losses, and therefore when revenues were growing significantly in the first six months of 2023, largely as a result of increased nuclear business due to a significant customer outage, the Company had to enter into amendments to the Revolving Credit Facility and the Term Loan to access additional funding to compensate for its working capital requirements.
●	The Company’s borrowings under the Revolving Credit Facility and Term Loan both bore higher rates of interest than were in effect in prior periods and these higher interest charges need to be funded by the Company, to the extent not deferred.
●	The amendments to the Revolving Credit Facility and the Term Loan in the first half of 2023 involved the incurrence by the Company of out-of-pocket counsel fees, both for the Company and for each of the lender groups involved, as well as to the Company’s financial advisors.
●	The Company incurred expenses in the first and second quarter of 2023 in connection with its ongoing review of strategic alternatives. These expenses included the fees and expenses of the Company’s financial advisors, tax advisors, and counsel.
●	Notwithstanding the Company’s materially higher revenues in the first six months of 2023, the Company was unable to convert pipeline opportunities into revenue sufficient to fund the losses and costs referred to above as well as fund its working capital requirements.

A variety of other factors can also affect the Company’s short- and long-term liquidity, the impact of which could be material, including, but not limited to: costs related to the Chapter 11 Cases; cash required generally for funding ongoing operations, projects and commitments; matters relating to the Company’s contracts, including contracts billed based on milestones that may require the Company to incur significant expenditures prior to collections from its customers and others that allow for significant upfront billing at the beginning of a project, which temporarily increases liquidity in the near term; the outcome of potential contract disputes, which may be significant and involve liquidated damages and litigation; payment collection issues, including general payment slowdowns or other factors which can lead to credit deterioration of the Company’s customers; pension obligations requiring annual contributions to multiemployer pension plans; insurance coverage for contracts that require the Company to indemnify third parties; and issuances of letters of credit and bonding arrangements.

To address the negative cash flows in the Company’s business over recent quarters, the Company conducted a comprehensive strategic alternatives process while concurrently taking aggressive steps to improve its liquidity and profitability. The implementation of these initiatives was part of a comprehensive liquidity plan, developed and implemented in 2022, which ultimately was unable to resolve ongoing liquidity issues and resulted in the Company filing the Bankruptcy Petitions.

Following the anticipated completion of the sale of the Business, the remainder of the Company is currently expected to undergo liquidation under a Chapter 11 plan or conversion to Chapter 7 of the Bankruptcy Code. The Company cannot provide any assurance that it will be able to successfully complete a sale of the Business or that it will be able to continue to fund its operations throughout the Chapter 11 process.

The Company made significant amendments to its Revolving Credit Facility (as defined below) and Term Loan (as defined below) during 2022 and 2023. In the third and fourth quarters of 2022, as well as the first and second quarters of 2023, the Company entered into a total of five separate amendments to these agreements. The first two amendments deferred principal payments on the Term Loan from January 1, 2023, to January 9, 2023, and revised certain terms in both the Revolving Credit Facility and the Term Loan. During the first quarter of 2023, the third and fourth amendments provided for delayed draw term loans under the Term Loan, with $1.5 million in immediate funding and an additional $3.5 million funded at the time of the fifth amendment. The fifth amendment, executed on April 4, 2023, increased the interest payable by the Company on certain stated events related to the Term Loan. Additionally, on the same date, the Company agreed to pay PNC an additional exit fee of $0.6 million related to the Revolving Credit Facility. Furthermore, during the first quarter of 2023, the Company issued two unsecured promissory notes (“Wynnefield Notes") totaling $750,000 to the Wynnefield Lenders (as defined in “Note 9—Debt”).

The Company's liquidity plan, including the utilization of DIP Credit Facilities and the implementation of various strategic initiatives, is intended to support the Company's ongoing operations during the Chapter 11 process. The Company has been diligently working on exiting certain underperforming operations since 2022, including the discontinuation of water projects in Florida and Texas, as well as exiting transmission and distribution operations in Florida and Connecticut, and underperforming chemical projects in Texas. These measures, coupled with the filing for Chapter 11 bankruptcy protection, are expected to enable the Company to continue operating in the ordinary course of business during the Chapter 11 process.

While the core nuclear and fossil business exceeded the Company’s revenue forecast for the first half of 2023, and is continuing to perform well, revenue is expected to fall in the second half of 2023, as the Company’s outage services for a large customer concluded at the end of the second quarter. This anticipated revenue decline poses greater liquidity challenges, despite the availability of DIP Revolving Credit Agreement and DIP Term Loan Agreement funding. As noted above, EnergySolutions and the Company signed the Purchase Agreement (as defined above) pursuant to which EnergySolutions will acquire the Business, which sale is being facilitated through Section 363 of the Chapter 11 Bankruptcy Code. However, if the Company is unable to complete the sale of the business pursuant to the Section 363 sale process and is unable to address any liquidity shortfalls that may arise based on any of the foregoing factors or others that may arise in the future, the Company may be required to liquidate under Chapter 7 of the Bankruptcy Code.

In conclusion, the significant events and developments, including the negative cash flows, Chapter 11 bankruptcy filing, potential sale of assets, and liquidity challenges, raise substantial doubt about the Company's ability to continue as a going concern. The Company remains focused on continuing its operations during the Chapter 11 process and successfully completing the sale of the Business.

NOTE 3—RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

The Company did not implement any new accounting pronouncements during the first six months of 2023.

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

On September 2, 2021, the Company made the decision to relocate its corporate headquarters to Atlanta, Georgia and entered into a ten-year lease agreement. The Company completed its relocation in March 2022. The lease is presented as a right-of-use asset and lease liability and the lease liability amounts to $3.2 million with a present value of $2.2 million over the life of the contract. If the Company defaults, the landlord has the right to use the security deposit for rent or other payments due to other damages, injury, expense or liability as defined in the lease agreement. Although the security deposit shall be deemed the property of the landlord, any remaining balance of the security deposit shall be returned by the landlord to the Company after termination of the lease as the Company’s obligations under the lease have been fulfilled. The Company subleased a portion of its former office space and collected $15,000 of sublease income during the first six months of 2023. The lease on the Company’s former office space expired on March 31, 2023.

The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost/(Sublease Income) (in thousands)	2023	2022	2023	2022
Operating lease cost	$513	$573	$1,055	$1,119
Short-term lease cost	1,535	1,611	4,226	3,228
Sublease income	—	(15)	(15)	(30)
Total lease cost	$2,048	$2,169	$5,266	$4,317

Lease cost related to finance leases was not significant for the three and six months ended June 30, 2023 and 2022.

Information related to the Company’s right-of-use assets and lease liabilities were as follows:

Lease Assets/Liabilities (in thousands)	Balance Sheet Classification	June 30, 2023	December 31, 2022
Lease Assets
Right-of-use assets	Other long-term assets	$3,485	$4,223

Lease Liabilities
Short-term lease liabilities	Other current liabilities	$1,301	$1,603
Long-term lease liabilities	Other long-term liabilities	2,818	3,010
Total lease liabilities		$4,119	$4,613

Supplemental information related to the Company’s leases were as follows:

	Six Months Ended June 30,
(dollars in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash used by operating leases	$1,145	$1,211
Right-of-use assets obtained in exchange for new operating lease liabilities	504	2,854
Weighted-average remaining lease term - operating leases	5.33 years	5.70 years
Weighted-average remaining lease term - finance leases	0.73 years	1.73 years
Weighted-average discount rate - operating leases	9%	9%
Weighted-average discount rate - finance leases	9%	9%

Total remaining lease payments under the Company’s operating and finance leases were as follows:

	Operating Leases	Finance Leases

Six Months Ended June 30,	(in thousands)
Remainder of 2023	$910	$3
2024	1,172	1
2025	658	-
2026	531	-
2027	463	-
Thereafter	1,483	-
Total lease payments	$5,217	$4
Less: interest	(1,102)	-
Present value of lease liabilities	$4,115	$4

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

As of June 30, 2023 and December 31, 2022, the Company did not have any assets related to its Electrical Solutions’ and Mechanical Solutions’ discontinued operations. The following table presents a reconciliation of the carrying amounts of major classes of liabilities of Electrical Solutions’ and Mechanical Solutions’ discontinued operations:

(in thousands)	June 30, 2023	December 31, 2022
Liabilities:
Current liabilities of discontinued operations	$113	$110
Liability for pension obligation	2,242	2,244
Liability for uncertain tax positions	511	1,235
Long-term liabilities of discontinued operations	2,753	3,479
Total liabilities of discontinued operations	$2,866	$3,589

The following table presents a reconciliation of the major classes of line items constituting the net income (loss) from discontinued operations. In accordance with GAAP, the amounts in the table below do not include an allocation of corporate overhead.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Loss on disposal - Electrical Solutions	—	17	—	17
Interest expense	44	30	88	30
Loss from discontinued operations before income tax	(44)	(47)	(88)	(47)
Income tax benefit	(721)	(640)	(718)	(623)
Income from discontinued operations	$677	$593	$630	$576

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

On July 20, 2023, the Company made a strategic decision to exit the water projects business in Florida and Texas. This led to the discontinuation of a significant portion of WIS's business and operations in the water projects division. As a result of the exit, the Company made financial adjustments, reducing its contract liability by $3.5 million and revenue by $0.6 million for the three-month and six-month periods ending June 30, 2023. The Company will continue to focus on non-union pulp and paper mill maintenance and repair activities under WIS. Additionally, on July 25, 2023, the Company took steps to reject the customer contracts associated with the water projects by filing motions with the Court. The Court will assess these motions at a hearing scheduled for August 17, 2023.

Disaggregated revenue by type of contract was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Cost-plus reimbursement contracts	$77,244	$39,771	$167,317	$94,026
Fixed-price contracts	6,099	16,288	19,496	31,592
Total	$83,343	$56,059	$186,813	$125,618

Disaggregated revenue by the geographic area where the work was performed was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
United States	$83,343	$56,059	$186,813	$120,116
Canada	-	-	-	5,502
Total	$83,343	$56,059	$186,813	$125,618

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

The following table provides information about contract assets and contract liabilities from contracts with customers:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Costs incurred on uncompleted contracts	$87,424	$53,778	$183,072	$117,628
Earnings recognized on uncompleted contracts	(4,081)	2,281	3,741	7,990
Total	83,343	56,059	186,813	125,618
Less—billings to date	(75,894)	(44,865)	(179,364)	(114,424)
Net	$7,449	$11,194	$7,449	$11,194
Contract assets	$8,088	$13,483	$8,088	$13,483
Contract liabilities	(639)	(2,289)	(639)	(2,289)
Net	$7,449	$11,194	$7,449	$11,194

For the three and six months ended June 30, 2023, the Company recognized revenue of approximately $0.7 million and $4.8 million, respectively, on approximately $6.2 million that was included in the corresponding contract liability balance on December 31, 2022.

Remaining Performance Obligations

The following table includes estimated revenue expected to be recognized in the future related to performance obligations that were unsatisfied (or partially unsatisfied) as of June 30, 2023:

(in thousands)	Remainder of 2023	2024	2025	Thereafter	Total
Remaining performance obligations	$44,645	$45,786	$65,899	$37,315	$193,645

NOTE 7—LOSS PER SHARE

As of June 30, 2023, the Company’s 27,210,391 shares outstanding included 514,926 shares of contingently issued but unvested restricted stock. As of June 30, 2022, the Company’s 26,427,635 shares outstanding included 321,142 shares of contingently issued but unvested restricted stock. Restricted stock is excluded from the calculation of basic weighted average shares outstanding, but its impact, if dilutive, is included in the calculation of diluted weighted average shares outstanding.

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

Basic and diluted loss per common share from continuing operations were calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data)	2023	2022	2023	2022
Loss from continuing operations	$(56,774)	$(5,311)	$(56,920)	$(7,338)

Basic loss per common share:
Weighted average common shares outstanding	26,695,465	26,106,493	26,559,598	26,034,907

Basic loss per common share	$(2.13)	$(0.20)	$(2.14)	$(0.28)

Diluted loss per common share:
Weighted average common shares outstanding	26,695,465	26,106,493	26,559,598	26,034,907

Diluted effect:
Unvested portion of restricted stock units and awards	—	—	—	—
Weighted average diluted common shares outstanding	26,695,465	26,106,493	26,559,598	26,034,907

Diluted loss per common share	$(2.13)	$(0.20)	$(2.14)	$(0.28)

The weighted average number of shares outstanding used in the computation of basic and diluted loss per common share does not include the effect of the following potential outstanding common stock. The effects of the potentially outstanding service-based restricted stock and restricted stock unit awards were not included in the calculation of diluted loss per common share because the effect would have been anti-dilutive. The effects of the potentially outstanding performance- and market-based restricted stock unit awards were not included in the calculation of diluted loss per common share because the performance and/or market conditions had not been satisfied as of June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Unvested service-based restricted stock and restricted stock unit awards	195,840	599,344	198,662	623,836
Unvested performance- and market-based restricted stock unit awards	634,896	912,675	634,896	912,675

NOTE 8—INCOME TAXES

The effective income tax rate for continuing operations for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Effective income tax rate for continuing operations	5.3%	3.1%	5.3%	(0.8)%

The effective income tax rate differs from the statutory federal income tax rate of 21% primarily because of the release of FIN 48 tax positions including the interest and penalties, based on the Company’s policy, the partial valuation allowances recorded on the Company’s deferred tax assets and the Canadian income tax benefit. It is important to note that FIN 48 requires the Company to evaluate its income tax positions, and any adjustments made as a result of the resolution of uncertain tax positions, including the release of tax provisions and related interest and penalties, are accounted for in accordance with FIN 48 guidelines. As such, these adjustments can impact the effective income tax rate reported in the financial statements.

For the three months ended June 30, 2023, the Company recorded income tax benefit from continuing operations of $3.2 million, or 5.3% of pretax loss from continuing operations, compared with income tax benefit from continuing operations of $0.2 million, or 3.1% of pretax loss from continuing operations, in the corresponding period of 2022. For the six months ended June 30, 2023, the Company recorded income tax benefit from continuing operations of $3.2 million, or 5.3% of pretax loss from continuing operations, compared with income tax expense from continuing operations of $0.1 million, or (0.8)% of pretax loss from continuing operations, in the corresponding period of 2022. The decrease in income tax provision from continuing operations for the three and six months ended June 30, 2023, compared with the corresponding periods in 2022, was primarily related to the $2.4 million income tax benefit due to the reversal of indefinitely lived deferred tax liabilities net of the  indefinitely lived deferred tax assets, and the $0.8 million income tax benefit for the release of FIN 48 tax positions, including the interest and penalties, in compliance of the Company’s policy.

The Company’s net deferred balance was primarily composed of indefinite lived deferred tax liabilities attributable to goodwill and trade names, and the indefinite lived deferred tax assets related to the post 2017 net operating losses and Section 163(j) interest addback. A full valuation allowance was applied to most of the remaining deferred balances. The indefinite lived deferred tax assets enabled the release of the valuation allowance to the extent that it can offset the indefinite lived deferred tax liabilities. Because all indefinite lived deferred tax liabilities were part of continued operations, and the release of valuation allowance was attributable to the future taxable income related to these deferred tax liabilities, the entire valuation allowance released was recorded in continuing operations according to ASC 740-20-45-3. As of June 30, 2023, the Company had written off $2.4 million net deferred tax liabilities, mainly composed of the reversal of $12.4 million indefinite lived deferred tax liabilities attributable to goodwill and trade names, partially offset by the reversal of $6.6 million indefinite lived deferred tax assets attributable to post 2017 net operating losses and $3.4 million indefinite lived deferred tax assets attributable to Section 163(j) interest addback.

As of June 30, 2023 and 2022, the Company would have needed to generate approximately $296.1 million and $313.6 million, respectively, of future taxable income in order to realize its deferred tax assets.

The Company’s foreign subsidiaries may generate earnings that are not subject to U.S. income taxes so long as they are permanently reinvested in its operations outside of the U.S. Pursuant to ASC 740-30, undistributed earnings of foreign subsidiaries that are no longer permanently reinvested become subject to deferred income taxes. As of June 30, 2023, the Company’s Canadian subsidiary had approximately $0.5 million undistributed earnings projected for the end of 2023 that is expected to be repatriated back to the United States within the next 12 months.

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

As of each of June 30, 2023 and 2022, the Company provided for a total liability of $0.9 million and $2.3 million, respectively, for uncertain income tax positions, which include the unrecognized tax benefits related to various federal, foreign and state income tax matters, and the accrual of interest, penalties, and foreign currency adjustments that can potentially arise from these positions. For the period ended June 30, 2023, the $0.9 million reserved for uncertain income tax positions was included in long-term liabilities of discontinued operations and other long-term liabilities, of which $0.5 million was related to discontinued operations, compared to $1.2 million for the corresponding period in 2022. If the unrecognized tax benefit is recognized, the reduction in the liability would be recorded as a tax benefit and reduce the effective tax rate. Among the $0.9 million reserved for uncertain income tax positions, approximately $0.4 million was accrued for potential payment of interest and penalties, which was primarily related to discontinued operations.

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

NOTE 9—DEBT

The following table provides information about the Company’s debt, net of unamortized deferred financing costs:

(in thousands)	June 30, 2023	December 31, 2022
Revolving Credit Facility	$9,022	$17,399
Current portion of Term Loan	438	-
Current debt	$9,460	$17,399

Term loan, noncurrent portion of long-term debt	$31,728	$25,282
Unsecured Promissory Note with Wynnefield Partners Small Cap Value, LP I	400	-
Unsecured Promissory Note with Wynnefield Partners Small Cap Value, LP	350	-
Unamortized debt discount from refinancing	(491)	(591)
Unamortized deferred financing costs	(1,106)	(1,331)
Long-term debt, net	$30,881	$23,360

Total debt, net	$40,341	$40,759

Debt Refinancing

On December 16, 2020, the Company and certain of its subsidiaries refinanced and replaced its prior revolving credit facility and term loan facility and entered into (i) the Term Loan Agreement (as defined below), which provided for senior secured term loan facilities in an aggregate principal amount of up to $50.0 million (collectively, the “Term Loan”), consisting of a $35.0 million closing date term loan facility and up to $15.0 million of borrowings under a delayed draw facility (the “Delayed Draw Term Loan Facility”) with EICF Agent LLC, as agent, and CION Investment Corporation,  as a lender and a co-lead arranger, and the other lenders party thereto; and (ii) a senior secured asset-based revolving line of credit of up to $30.0 million (the “Revolving Credit Facility”) with PNC Bank, National Association (“PNC”). The Delayed Draw Term Loan Facility expired in June 2022. In connection with the refinancing, the Company repaid the outstanding balance of the prior facilities and all interest in full.

As of June 30, 2023, the Company had $9.0 million outstanding debt under the Revolving Credit Facility, $32.2 million outstanding (including both the noncurrent and current portion of the Term Loan) under the Term Loan and $0.8 million outstanding under the Wynnefield Notes. Total liquidity (the sum of unrestricted cash and availability under the Revolving Credit Facility) was $5.8 million at the end of the second quarter of 2023. As of June 30, 2023, the Company was not in compliance with all debt covenants, as amended. The filing of the Bankruptcy Petitions constituted an event of default under the Term Loan and the Revolving Credit Facility. Any efforts to enforce payment obligations under the Term Loan and Revolving Credit Facility are automatically stayed as a result of the Bankruptcy Petitions, and the creditors’ rights of enforcement in respect of such agreements are subject to the applicable provisions of the Bankruptcy Code.

The Revolving Credit Facility

As of June 30, 2023, the borrowings under the Revolving Credit Facility bore interest at the Company's election at either (1) the base commercial lending rate of PNC, as publicly announced, plus 1.25%, payable in cash on a monthly basis, (2) the Term SOFR (as defined in the Revolving Credit Facility agreement, as amended) based on the secured overnight financing rate (“SOFR”), subject to a minimum SOFR floor of 1.00%, plus 2.25%, payable in cash on the last day of each interest period, or (3) with respect to Canadian dollar loans, the Canadian Dollar offered Rate (“CDOR”), subject to a minimum CDOR rate of 1.00%, plus 2.25%, payable in cash on a monthly basis. In addition, upon the occurrence of an event of default, an additional 2.00% per year default interest would apply. The Obligations were guaranteed by certain subsidiaries and secured by assets, with the Intercreditor Agreement between EICF Agent LLC, as the Term Loan agent, and PNC, as the Revolving Loan agent (the “Intercreditor Agreement”), specifying the relative lien priorities of the Term Loan Agent and Revolving Loan Agent in the relevant collateral.

The Revolving Credit Agreement contains customary representations and warranties, as well as customary affirmative and negative covenants, in each case, with certain exceptions, limitations and qualifications. The Revolving Credit Facility agreement also requires the Revolving Credit Facility borrowers to regularly provide certain financial information to the lenders thereunder on a weekly, monthly, quarterly and annual basis.

Due to the Chapter 11 filing, the lenders are now subject to automatic stay provisions. This means that certain actions, including enforcing remedies or taking enforcement actions against the collateral, are temporarily stayed or put on hold. The lenders must now adhere to the provisions and limitations set forth under Chapter 11 of the Bankruptcy Code until further notice from the bankruptcy court.

In light of the bankruptcy filing, any further actions or changes to the agreement, such as amendments or fees, will likely require approval or supervision by the Court. The lenders' ability to exercise their rights under the agreement will be subject to the Court's approval and the bankruptcy proceedings.

The Term Loan

Following the Company's filing for Chapter 11 bankruptcy, the Term Loan, Guarantee, and Security Agreement with EICF Agent LLC and lenders are now subject to automatic stay provisions under Chapter 11 of the Bankruptcy Code. These provisions allow the Company to maintain the term loan's long-term classification and prevent it from being reclassified as current debt during the bankruptcy proceedings.

The Term Loan agreement, provided for a Term Loan with a maturity date of December 16, 2025. As of June 30, 2023, borrowings under the Term Loan bore interest at SOFR, with a minimum floor of 1.00%, plus an applicable margin of 11.00%, with part of the interest being payable in kind on a quarterly basis.

The Obligations (as defined in the Term Loan agreement) of the Term Loan borrowers were guaranteed by certain subsidiaries and secured by first-priority security interests on substantially all of the Term Loan credit parties' assets. Additionally, a second-priority security interest on the Term Loan credit parties' accounts receivable and inventory was established, subject to the Intercreditor Agreement.

Despite the bankruptcy filing, the Company may still prepay the Term Loan voluntarily, in whole or in part, subject to specific prepayment fees and certain conditions. Additionally, mandatory prepayments may be required under certain circumstances, including the receipt of proceeds from specific events or activities.

The Term Loan agreement included customary representations, warranties, affirmative and negative covenants, subject to certain exceptions, limitations, and qualifications. The company was required to maintain certain financial ratios and limitations on capital expenditures.

Events of default under the Term Loan agreement included various breaches or failures to pay, bankruptcy or insolvency proceedings, and other specified events. In case of an event of default, the Term Loan lenders were entitled to declare all Obligations immediately due and payable and exercise remedies under the collateral documents.

The Company made amendments to the Term Loan agreement at different times. The amendments involved modifying financial covenants, adjusting interest rates, deferring payments, and imposing additional reporting obligations. They also included amendment fees payable to the lenders.

The Wynnefield Notes

The Wynnefield Notes consist of (i) an Unsecured Promissory Note by and among the Company, as borrower, certain of its subsidiaries, as guarantors under a separate Guaranty Agreement, and Wynnefield Partners Small Cap Value, LP I in the aggregate principal amount of $400,000 and (ii) an Unsecured Promissory Note by and among the Company, as borrower, certain of its subsidiaries, as guarantors under a separate Guaranty Agreement, and Wynnefield Partners Small Cap Value, LP (together with Wynnefield Partners Small Cap Value, LP I, the “Wynnefield Lenders”) in the aggregate principal amount of $350,000. All principal and interest will be due on the maturity date of the Wynnefield Notes, which will be the earliest of (i) December 23, 2025; (ii) a change in control of the Company; (iii) a refinancing or maturity extension of either of the Term Loan Agreement or the Revolving Credit Agreement; or (iv) an acceleration following the occurrence of an event of default (as defined in the Wynnefield Notes, and which includes any default under the Term Loan agreement or the Revolving Credit Facility agreement). The Wynnefield Notes bear interest at the fixed rate of (i) 8.0% per annum from the closing date; (ii) 13.0% per annum from and after the maturity date; and (iii) 13.0% per annum from and after an event of default (as defined in the Wynnefield Notes, and which includes any default under the Term Loan agreement or the Revolving Credit Facility agreement). The Wynnefield Notes are subject to an aggregate exit fee of $100,000, payable upon the earlier of an event of default or payment in full of all obligations due under the Wynnefield Notes. In connection with the Wynnefield Notes, the Company, certain of its subsidiaries, the Wynnefield Lenders and the agents under each of the Revolving Credit Facility agreement and the Term Loan agreement have entered into two Subordination and Intercreditor Agreements, pursuant to which the Wynnefield Lenders have agreed, on the terms and subject to the conditions set forth therein, to subordinate the Wynnefield Notes to the obligations of the Company under the Revolving Credit Agreement and the Term Loan Agreement.

The Wynnefield Lenders, together with their affiliates, are the Company’s largest equity investor. Nelson Obus, a member of the Company’s Board of Directors, is a managing member of Wynnefield Capital Management, LLC, the general partner of the Wynnefield Lenders.

Following the Company's filing for Chapter 11 bankruptcy, the Wynnefield Notes are now subject to automatic stay provisions under Chapter 11 of the Bankruptcy Code. These provisions allow the Company to maintain the long-term classification and prevent it from being reclassified as current debt during the bankruptcy proceedings. The automatic stay provisions also protect the Company from certain creditor actions, providing temporary relief from debt-related enforcement actions while the bankruptcy Cases are ongoing.

Debtor-In-Possession Financial Credit Facilities

On July 22, 2023 the Debtors filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. These cases are being jointly administered under the caption In re Williams Industrial Services Group Inc., et al.

In conjunction with the bankruptcy filings, following the entry by the Court of the interim order authorizing and approving the DIP Credit Facilities on July 25, 2023 (the “Interim DIP Order”), the Debtors entered into certain debtor-in-possession financial credit agreements, consisting of the following:

1.	Superpriority Senior Secured Revolving Credit and Security Agreement (the “DIP Revolving Credit Agreement”), pursuant to which, and subject to the terms and conditions therein, PNC Bank, National Association, in its capacity as administrative agent, and the financial institutions from time to time party thereto, as lenders (collectively, including any financial institution that has issued letters of credit on behalf of any Debtor in connection with the DIP Revolving Credit Facility (as defined below), the “DIP Revolving Lenders”), provided the Debtors with a secured superpriority debtor-in-possession revolving credit facility in an aggregate principal amount of up to the lesser of (a) the Borrowing Base (as defined in the DIP Revolving Credit Agreement) and (b) $12.0 million, less the amount of the Obligations owing by the Debtors under the Revolving Credit Facility, which were rolled into the facilities provided under the DIP Revolving Credit Agreement (the “DIP Revolving Credit Facility”), subject to the terms and conditions set forth therein.
2.	Superpriority Senior Secured Term Loan, Guarantee and Security Agreement (the “DIP Term Loan Agreement” and, together with the DIP Revolving Credit Agreement, the “DIP Credit Agreements”), pursuant to which, and subject to the terms and conditions therein, EICF Agent LLC, in its capacity as agent, and the lenders from time to time party thereto (collectively, the “DIP Term Loan Lenders”), provided the Debtors with a secured superpriority debtor-in-possession term loan facility in aggregate principal amount not to exceed $19.5 million (the “DIP Term Loan Facility” and, together with the DIP Revolving Credit Facility, the “DIP Credit Facilities”).

With the entry of the Interim DIP Order by the Court, the DIP Revolving Lenders provided the DIP Revolving Credit Facility in the principal amount described above, and the DIP Term Loan Lenders provided a $19.5 million multi-draw term loan facility, consisting of $14.0 million of term loans available immediately upon entry of the Interim DIP Order and the balance of which will be available after entry of the final order by the Court, which has not been obtained at this time.

The borrowings under the DIP Credit Facilities are senior secured obligations of the Debtors, secured by superpriority liens on the assets of the Debtors, subject to customary exceptions. Additionally, the DIP Credit Agreements contain various covenants, including requirements for the Debtors' compliance with a 13-week budget, variance testing, reporting obligations, and other relevant provisions. The proceeds of all or a portion of the DIP Credit Facilities may be used for, among other things, post-petition working capital for the Debtors, payment of costs to administer the Cases, payment of expenses and fees of the transactions contemplated by the Cases, payment of court-approved adequate protection obligations under the DIP Credit Agreements, and payment of other costs, in each case, subject to an approved budget and such other purposes permitted under each of the DIP Credit Agreements and the Interim DIP Order or any other order of the Court.

Letters of Credit and Bonds

In line with industry practice, the Company is often required to provide letters of credit and payment and performance surety bonds to customers. These letters of credit and bonds provide credit support and security for the customer if the Company fails to perform its obligations under the applicable contract with such customer.

The Revolving Credit Facility provided for a letter of credit sublimit in an amount up to $2.0 million. As of June 30, 2023, the Company had no letters of credit outstanding under this sublimit and $0.4 million cash collateralized standby letters of credit outstanding pursuant to its prior revolving credit facility with Wells Fargo Bank, National Association. There were no amounts drawn upon these letters of credit as of June 30, 2023.

In addition, as of June 30, 2023 and December 31, 2022, the Company had outstanding payment and performance surety bonds of $60.3 million and $59.2 million, respectively. After June 30, 2023, approximately $52.7 million of these outstanding and performance surety bonds were called upon by sureties based on the discontinuance of the Company’s water projects in Florida and Texas (see "Note 15—Subsequent Events"). This event resulted in the sureties exercising their rights under the bonds, and the corresponding funds were utilized for fulfillment in accordance with the terms of the bonds.

Deferred Financing Costs and Debt Discount:

Deferred financing costs and debt discount are amortized over the terms of the related debt facilities using the straight-line method. The following table summarizes the amortization of deferred financing costs and debt discount related to the Company's debt facilities and recognized in interest expense on the unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Term loan	$112	$112	$225	$225
Debt discount on term loan	50	50	100	100
Revolving credit facility	95	95	190	190
Total	$257	$257	$515	$515

The following table summarizes unamortized deferred financing costs and debt discount included on the Company's unaudited condensed consolidated balance sheets:

(in thousands)	Location	June 30, 2023	December 31, 2022
Term loan	Long-term debt, net	$1,106	$1,331
Debt discount on term loan	Long-term debt, net	491	591
Revolving credit facility	Other long-term assets	938	1,128
Total		$2,535	$3,050

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

The Company’s financial instruments as of June 30, 2023 and December 31, 2022 consisted primarily of cash and cash equivalents, restricted cash, receivables, payables, and debt instruments. The carrying values of these financial instruments approximate their respective fair values, as they are either short-term in nature or carry interest rates that are periodically adjusted to market rates.

NOTE 11—GOODWILL AND OTHER INTANGIBLE ASSETS

The Company determines the fair value of its reporting unit annually on October 1st, utilizing a combination of income, market, and cost approaches. Under the income approach, fair value is ascertained based on the present value of estimated future cash flows, discounted at a suitable risk-adjusted rate. The Company leverages its internal projections to estimate forthcoming cash flows, supplemented by an estimate of long-term growth rates based on the most recent long-term outlook for the reporting unit, which is classified within Level 3 of the fair value hierarchy. The market approach calculates fair value by employing comparative market multiples in valuation estimates. Meanwhile, the cost approach relies on the assumption that a prudent investor would not pay more for an asset than the cost of replacing or reproducing it, determined through estimating replacement cost.

As of June 30, 2023, the Company held $12.5 million of unamortizable indefinite-lived intangible assets related to its Williams Industrial Services Group trade name. No amortization expenses were incurred for both periods ended June 30, 2023 and 2022, along with no amortization for the years ended December 31, 2022 and 2021, as stated in the 2022 Report under "Note 7—Goodwill and Other Intangible Assets." The Company assesses the fair value of its trade name using the relief from royalty method, which calculates fair value by determining the present value of after-tax cost savings linked with asset ownership, hence eliminating the need for royalties for its utilization throughout its estimated useful life. Due to the annual indefinite-lived intangible asset impairment analysis performed as of October 1, 2022, and 2021, the Company determined that the trade name's fair value exceeded its book value, thereby no impairment charge was recorded for the years ending December 31, 2022 and 2021. Similarly, due to the annual indefinite-lived intangible asset impairment analysis conducted as of October 1, 2022 and 2021, the Company established that the fair value of its reporting unit surpassed its book value, thus no impairment charge was noted for the years ending December 31, 2022 and 2021.

The Company's Chapter 11 bankruptcy filing prompted a reevaluation of its goodwill and other intangible assets for the period ended June 30, 2023. This assessment determined that the Company's book value exceeded the fair value of its trade name and reporting unit, leading to an intangible asset impairment charge of $12.5 million linked to its trade name and a goodwill impairment charge of $35.4 million associated with its reporting unit. This evaluation reflects the impact of the significant financial challenges, including the Chapter 11 bankruptcy filing and trailing twelve-month operating loss, that the Company has encountered.

Consequent to the evaluation, the Company recognized a total impairment loss of $47.9 million, with $12.5 million attributed to an intangible asset and $35.4 million attributed to a Goodwill Asset. This impairment mirrors the significant devaluation of the Company's overall worth and its inability to meet performance objectives in the face of challenging financial conditions.

In accordance with ASC 350-20-50-1, the following information concerning the goodwill impairment is disclosed:

1.	Description of the Impairment Event: The Company filed Chapter 11 Bankruptcy Petitions, leading to substantial financial difficulties, and reported a trailing twelve-month operating loss from continuing operations of $9.1 million.
2.	Date of Assessment: The goodwill impairment assessment was executed for the period ended June 30, 2023.
3.	Reasons for Impairment: The impairment stemmed from the significant devaluation of the Company's overall value and its incapacity to meet performance objectives.
4.	Methodology and Assumptions: Management utilized an array of valuation methods and assumptions, including negative cash flow, historical operating income, prospects of future performance within current conditions, and economic circumstances. These factors were applied to conclude that the carrying amount of the trade name goodwill and intangible asset surpasses their respective fair values.
5.	Amount of Impairment Loss: The impairment loss acknowledged for the intangible asset was $12.5 million, and for the Goodwill Asset was $35.4 million.
6.	Description of Affected Reporting Units or Segments: The goodwill impairment had a bearing on the entirety of the Williams Industrial Services Group and the intangible asset is related to the Company’s trade name.
7.	Future Implications: The impairment underscores the arduous financial environment and underscores the necessity for substantial management initiatives to stabilize and enhance the Company's financial performance.

NOTE 12—COMMITMENTS AND CONTINGENCIES

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

On July 22, 2023, the Company and its subsidiaries, Williams Industrial Services Group, L.L.C., Williams Plant Services, LLC, Williams Specialty Services, LLC, Williams Industrial Services, LLC, WISG Electrical, LLC, Construction & Maintenance Professionals, LLC, Williams Global Services, Inc., Steam Enterprises, LLC, GPEG, LLC, Global Power Professional Services Inc., WISG Canada Ltd., WISG Nuclear Ltd. and WISG Electrical Ltd. (collectively with the Company, the “Debtors”), filed voluntary petitions (the “Bankruptcy Petitions”) under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (such court, the “Court” and such cases, the “Cases”). The Chapter 11 Cases are being jointly administered under the caption In re Williams Industrial Services Group Inc., et al. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. No trustee has been appointed and the Company will continue to manage itself and its subsidiaries as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. It is anticipated that substantially all of the business and operations of Williams Industrial Services, LLC, the entity carrying on the Company’s water projects, will be discontinued during the course of the Cases.

On July 25, 2023, the Bankruptcy Court issued orders approving the “first day” relief motions on an interim basis (the “Interim DIP Order”), authorizing the Company to, among other things, enter into the DIP Credit Facilities and pay employee wages and benefits.

There has been no order confirming a plan of reorganization, arrangement, or liquidation of the Debtors’ assets in the Cases, and the Debtors are seeking the sale of certain assets through the Purchase Agreement and will seek Court approval of such sale.

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

Insurance

The Company maintains insurance coverage for most insurable aspects of its business and operations. The Company’s insurance programs, including, but not limited to, health, general liability, and workers’ compensation, have varying coverage limits depending upon the type of insurance. For the three and six months ended June 30, 2023, insurance expense, including insurance premiums related to the excess claim coverage and claims incurred for continuing operations, was $1.7 million and $3.5 million, respectively.

The Company’s unaudited condensed consolidated balance sheets include amounts representing its probable estimated liability related to insurance-related claims that are known and have been asserted against the Company, and for insurance-related claims that are believed to have been incurred but had not yet been reported as of June 30, 2023. As of June 30, 2023, the Company provided $0.4 million in letters of credit and $1.0 million of non-depleting cash collateral as security for possible general liability and workers’ compensation claims.

Executive Severance

As of June 30, 2023, the Company had outstanding severance arrangements with senior executives. The Company’s maximum commitment under all such arrangements, which would apply if the employees covered by these arrangements were each terminated without cause, was $5.5 million on June 30, 2023. The Company did not accrue executive severance expenses as of June 30, 2023.

NOTE 13—STOCK-BASED COMPENSATION PLANS

Effective for the second quarter of 2023, the Company reversed all its stock compensation expense for $1.1 million following the Chapter 11 bankruptcy filing on July 22, 2023, and entering into the Purchase Agreement with EnergySolutions. The Purchase Agreement involves the sale of substantially all the Company's assets. The Purchase Agreement is part of a sale process under Section 363 of the Bankruptcy Code.

Management has concluded that the stock compensation, both equity and liability-based will not be paid to employees or the board of directors due to the significant devaluation of the Company's stock and the inability to meet performance objectives. Approximately $0.7 million of expense related to equity-based awards and $0.4 million of expense related to cash-based awards were reversed. Additionally, the Company reversed $0.5 million of stock compensation liability related to cash-based plans.

The significant devaluation of the Company's stock occurred following the Chapter 11 bankruptcy filing and the execution of the Purchase Agreement on July 22, 2023. Given the current financial situation and the uncertainties associated with the restructuring process, it is apparent that the Company will not meet the performance objectives required to award the cash-based compensation.

As a result of these developments, the Company deemed it appropriate to reverse the stock compensation expense, as the awards are no longer expected to be settled, and the associated liability is no longer probable of being paid. These actions are consistent with the Company's ongoing efforts to manage its financial position and align its compensation plans with the current operating conditions during the Chapter 11 proceedings.

The stock compensation reversal does not impact any obligations or liabilities related to the Purchase Agreement with EnergySolutions or other aspects of the Chapter 11 proceedings.

NOTE 14—OTHER SUPPLEMENTARY INFORMATION

The following table summarizes other current assets included on the Company's unaudited condensed consolidated balance sheets:

(in thousands)	June 30, 2023	December 31, 2022
Unamortized commercial insurance premiums	1,328	2,611
Prepaid expenses	1,018	1,511
Security deposits - real estate	1,008	1,978
Other current assets	426	158
Total	$3,780	$6,258

The following table summarizes other current liabilities included on the Company's unaudited condensed consolidated balance sheets:

(in thousands)	June 30, 2023	December 31, 2022
Short-term lease liabilities	$1,301	$1,603
Accrued workers compensation	815	267
Accrued job costs	680	2,136
Accrued legal and professional fees	180	145
Other accrued liabilities	1,227	1,559
Total	$4,203	$5,710

The following table summarizes other long-term assets included on the Company's unaudited condensed consolidated balance sheets:

(in thousands)	June 30, 2023	December 31, 2022
Equity method investment in RCC	$2,017	$1,868
Right-of-use lease assets	3,485	4,223
Unamortized Debt Issuance Cost	938	1,128
Unamortized software subscriptions	—	757
Other long-term assets	308	299
Total	$6,748	$8,275

The following table summarizes other long-term liabilities included on the Company's unaudited condensed consolidated balance sheets:

(in thousands)	June 30, 2023	December 31, 2022
Long-term lease liabilities	$2,818	$3,010
Liability for uncertain tax positions	353	1,115
Other long-term liabilities	30	800
Total	$3,201	$4,925

NOTE 15—SUBSEQUENT EVENTS

Exiting the Water Projects in Florida and Texas

On July 20, 2023, the Company decided to exit the water projects business in Florida and Texas resulting in the discontinuation of substantially all of WIS’s business and operations in the water projects division. The exit led to financial adjustments, reducing the Company’s contract liability by $3.5 million and revenue by $0.6 million for the three-month and six-month periods ended June 30, 2023. The Company continues work of non-union pulp and paper mill maintenance and repair activities under WIS. On July 25, 2023, the Company filed motions with the Court to reject the customer contracts associated with the water projects, and the Court will consider these motions at a hearing to be held on August 17, 2023.

Chapter 11 Filing

On July 22, 2023, the Debtors filed the Bankruptcy Petitions under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Debtors will continue to operate their businesses as "debtors-in-possession" under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. On July 25, 2023, the Bankruptcy Court issued orders approving the “first day” relief motions on an interim basis (the “Interim DIP Order”), authorizing the Company to, among other things, enter into the DIP Credit Facilities and pay employee wages and benefits. The Debtors will continue their operations in the ordinary course of business as debtors-in-possession and pursue a structured sale of the Transferred Assets pursuant to a competitive bidding and auction process under Section 363. The Debtors are seeking the sale of the Transferred Assets through the Purchase Agreement and will seek Court approval of such sale.

Purchase Agreement

On July 22, 2023, prior to the filing of the Bankruptcy Petitions, the Company and its subsidiaries entered into a "stalking horse" Purchase Agreement with EnergySolutions. The Purchase Agreement provides for the sale of substantially all of the Sellers' assets relating to the Business to EnergySolutions for an amount in cash equal to $60.0 million, less certain deductions and adjustments as specified in the Purchase Agreement. EnergySolutions will not purchase the water and wastewater business, the non-unionized pulp and paper business not included as part of the Business and its transmission and distribution business associated with WIS. The Purchase Agreement is subject to Court approval and compliance with agreed-upon bidding procedures under Section 363 of the Bankruptcy Code.  Following the anticipated completion of the Purchase Agreement, the remainder of the Company is currently expected to undergo liquidation under Chapter 11 plan or conversion to Chapter 7 of the Bankruptcy Code. The Company cannot provide any assurance that it will be able to successfully complete a sale of the Business or that it will be able to continue to fund its operations throughout the Chapter 11 process. For additional information regarding the Purchase Agreement, see “Note 2—Liquidity” to the unaudited condensed consolidated financial statements included in this Form 10-Q.

Debtor-in-Possession Financing

In connection with filing the Bankruptcy Petitions and the entry by the Court of the Interim DIP Order authorizing and approving the DIP Credit Facilities on July 25, 2023, the Debtors entered into the DIP Credit Facilities, which are described in “Note 9—Debt” of these unaudited condensed consolidated financial statements.

Notice of Delisting

On July 24, 2023, the Company received written notice from the staff of NYSE Regulation that, as a result of the Cases and in accordance with Section 1003(c)(iii) of the NYSE American Company Guide, NYSE Regulation had determined to commence proceedings to delist the common stock of the Company. Trading of the Company’s common stock on the NYSE American was suspended on July 24, 2023, and the delisting became effective August 11, 2023, 10 days after the NYSE American filed the Form 25 with the SEC. The Company’s common stock is currently quoted on the OTC Pink Market operated by the by OTC Markets Group Inc. under the symbol “WLMSQ.”

Appointment of Chief Restructuring Officer

Effective on July 27, 2023, the Company appointed Edward Gavin to serve as the Chief Restructuring Officer ("CRO") of the Company for such a term and in accordance with the terms and conditions of that certain engagement letter, dated as of July 20, 2023, by and among the Company and Gavin/Solmonese LLC (the "Engagement Letter"). As further set forth in the Engagement Letter, Mr. Gavin's authority as CRO includes, in coordination with the Company's advisors and management, (i) overseeing the administration of the Cases for the Company in Delaware, (ii) representing the Company in Court proceedings as to financial matters that may come before the Court, (iii) monitoring the debtor-in-possession budget and approving all payments, and (iv) managing creditor committees and negotiating as necessary. The appointment of a CRO by the Company was a condition of obtaining the DIP Credit Facilities.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q and its exhibits contain or incorporate by reference various forward-looking statements that express a belief, expectation or intention or are otherwise not statements of historical fact. Forward-looking statements generally use forward-looking words, such as “may,” “will,” “could,” “should,” “would,” “project,” “believe,” “anticipate,” “expect,” “estimate,” “continue,” “potential,” “plan,” “forecast” and other words that convey the uncertainty of future events or outcomes. These forward-looking statements are not guarantees of our future performance and involve risks, uncertainties, estimates and assumptions that are difficult to predict. Therefore, our actual outcomes and results may differ materially from those expressed in these forward-looking statements. Investors should not place undue reliance on any of these forward-looking statements, particularly given the potential impact of the Company's voluntary petitions under Chapter 11 of the United States Bankruptcy Code and the subsequent events that have occurred. Except as required by law, we undertake no obligation to further update any such statements, or the risk factors described in this Form 10-Q and in our 2022 Report under the heading "Part I—Item 1A. Risk Factors," to reflect new information, the occurrence of future events or circumstances, or otherwise. The forward-looking statements in this Form 10-Q do not constitute guarantees or promises of future performance, particularly in light of the uncertainties and risks arising from the ongoing Chapter 11 proceedings and related events. Forward-looking statements may include information concerning the following, among other items: expectations regarding risks attendant to the Chapter 11 bankruptcy process, including the Company’s ability to obtain approval from the Court with respect to motions or other requests made to the Court throughout the course of the Chapter 11 process, including with respect to the asset sale and DIP Credit Agreements; the Company’s plans to sell certain assets pursuant to Chapter 11 of the Bankruptcy Code, the outcome and timing of such sale, and the Company’s ability to satisfy closing and other conditions to such sale; the effects of Chapter 11, including increased legal and other professional costs necessary to execute the Company’s wind down, on the Company’s liquidity and results of operations; the length of time that the Company will operate under Chapter 11 protection and the continued availability of operating capital during the pendency of Chapter 11; the Company’s ability to continue funding operations through the Chapter 11 bankruptcy process, and the possibility that it may be unable to obtain any additional funding as needed; the Company’s ability to meet its financial obligations during the Chapter 11 process and to maintain contracts that are critical to its operations; the Company’s ability to comply with the restrictions imposed by the terms and conditions of the DIP Credit Agreements and other financing arrangements; objections to the Company’s wind down process, the DIP Credit Agreements, or other pleadings filed that could protract the Chapter 11 process; the effects of Chapter 11 on the interests of various constituents and financial stakeholders; the effect of the Chapter 11 filings and any potential asset sale on the Company’s relationships with vendors, regulatory authorities, employees and other third parties; risks relating to the trading price and volatility of the Company’s common stock and the effects of the delisting from NYSE American; possible proceedings that may be brought by third parties in connection with the Chapter 11 process or the potential asset sale and risks associated with third-party motions in Chapter 11; the timing or amount of any distributions, if any, to the Company’s stakeholders; employee attrition and the Company’s ability to retain senior management and other key personnel due to the distractions and uncertainties; the impact and timing of any cost-savings measures and related local law requirements in various jurisdictions; the impact of litigation and regulatory proceedings; the Company’s ability to continue as a going concern; and expectations regarding financial performance, strategic and operational plans, and other related matters.

These forward-looking statements represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to risks, uncertainties, and other factors, including unpredictable or unanticipated factors that we have not discussed in this Form 10-Q. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by the forward-looking statements, particularly in light of the Chapter 11 Cases. Additionally, the Cases may result in holders of the Company’s securities receiving no value for their interests. Because of such a possibility, the value of these securities is highly speculative and poses substantial risks. Trading prices for the Company’s securities may bear little or no relationship to the actual recovery, if any, by holders of the Company’s securities in the Cases. The Company expects that holders of shares of the Company’s common stock could experience a significant or complete loss on their investment, depending on the outcome of the Cases. Accordingly, the Company urges extreme caution with respect to existing and future investments in its securities.

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. Investors should consider the areas of risk and uncertainty described above, as well as those discussed in the 2022 Report under the heading “Part I—Item 1A. Risk Factors.” The uncertainties surrounding the Company's financial condition and operations, the effects of the delisting from NYSE American, and the ongoing Chapter 11 proceedings should be given particular attention by investors. Except as may be required by applicable law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and we caution investors not to rely upon them unduly.

The following discussion provides an analysis of the results of continuing operations, an overview of our liquidity and capital resources and other items related to our business. Unless otherwise specified, the financial information and discussion in this Form 10-Q are as of and for the three and six months ended June 30, 2023 and are based on our continuing operations; they exclude any results of our discontinued operations. Please refer to “Note 5—Changes in Business” to the unaudited condensed consolidated financial statements included in this Form 10-Q for additional information on our discontinued operations.

This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in this Form 10-Q and our audited consolidated financial statements and notes thereto included in the 2022 Report.

Recent Developments

Bankruptcy Proceedings and Going Concern

On July 22, 2023, the Company and its subsidiaries filed the Bankruptcy Petitions under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Cases are being jointly administered under the caption In re Williams Industrial Services Group Inc., et al. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. On July 25, 2023, the Bankruptcy Court issued orders approving the “first day” relief motions on an interim basis, authorizing the Company to, among other things, enter into the DIP Credit Facilities and pay employee wages and benefits. The Debtors will continue their operations in the ordinary course of business as debtors-in-possession. It is anticipated that substantially all of the business and operations of WIS, the entity carrying on the Company’s water projects, will be discontinued as a result of the Cases. There has been no order confirming a plan of reorganization, arrangement, or liquidation of the Debtors’ assets in the Cases, and the Debtors are seeking the sale of the Transferred Assets through the Purchase Agreement and will seek Court approval of such sale.

The bankruptcy filing and financial challenges raise substantial doubt about the Company’s ability to continue as a going concern for the twelve-month period following the issuance of this Form 10-Q.

Purchase Agreement

On July 22, 2023, prior to the filing of the Bankruptcy Petitions, the Company and certain of its subsidiaries entered into the “stalking horse” Purchase Agreement with EnergySolutions, pursuant to which, among other things, the Sellers will sell substantially all of their assets relating to (i) the business of providing a broad range of construction and maintenance services to customers in the nuclear, conventional power (fossil, hydro, natural gas), energy delivery, water and wastewater, pulp and paper, chemical and government industries, (ii) solely to the extent conducted pursuant to certain contracts of WIS, certain non-unionized pulp and paper operations, and (iii) the business as conducted by WPS and WSS. WIS will retain its water and wastewater business, the non-unionized pulp and paper business not included as part of the Business and its transmission and distribution business, and the Sellers will retain any other business of the Sellers not set forth in clauses (i)-(iii) above. The Purchase Agreement provides that the aggregate consideration to be paid by EnergySolutions for the sale of all of the Transferred Assets and the obligations of the Sellers as set forth in the Purchase Agreement shall be an amount in cash equal to the sum of $60.0 million, less (i) any deductions on account of certain cure costs that may be required to be paid pursuant to the Bankruptcy Code in order to cure monetary defaults under certain contracts assumed and assigned to EnergySolutions and (ii) the aggregate amount of all overdue payables as of 11:59 p.m. E.T. on the day that is six business days prior to the closing date, subject to certain limitations. As additional consideration for the Transferred Assets, EnergySolutions will assume certain liabilities of the Sellers relating to the Business at the closing.

The transactions are part of a sale process under Section 363 of the Bankruptcy Code that will be subject to approval by the Court and compliance with agreed upon and Court-approved bidding procedures allowing for the submission of higher or otherwise better offers and satisfaction of other agreed-upon conditions. In accordance with the sale process under Section 363 of the Bankruptcy Code, notice of the proposed sale to EnergySolutions was given to third parties and competing bids are being solicited. The Company will manage the bidding process and evaluate the bids, in consultation with its advisors and as overseen by the Court.

The Purchase Agreement contains customary representations and warranties of the parties and is subject to a number of conditions to closing and termination provisions, including that either party can terminate the Purchase Agreement if the closing has not occurred by the date that is 57 days following the date of filing the Bankruptcy Petitions, unless such date is extended by (i) the Sellers with the written consent of the applicable DIP Revolving Lenders and the DIP Term Loan Lenders for an additional period not to exceed 120 days from the date of the Purchase Agreement or (ii) EnergySolutions and the Sellers to such other subsequent date as may be mutually agreed by EnergySolutions and the Company in writing. The Purchase Agreement also provides that the Company will pay a break-up fee to EnergySolutions equal to $2.4 million upon termination of the transaction in certain circumstances and for the reimbursement of EnergySolutions’ expenses incurred in connection with the Purchase Agreement up to an aggregate amount of $1.0 million in the event of termination of the Purchase Agreement in certain circumstances.

Debtor-in-Possession Financing

In connection with filing the Bankruptcy Petitions and the entry by the Court of the Interim DIP Order on July 25, 2023, the Debtors entered into the DIP Credit Agreements. The DIP Revolving Credit Agreement allows the Debtors to access up to the lesser of the Borrowing Base (as defined in the DIP Revolving Credit Agreement) or $12.0 million, less the amount of all Prepetition Revolving Credit Obligations. The DIP Term Loan Agreement provides the Debtors with a secured superpriority debtor-in-possession term loan facility not to exceed $19.5 million, with an immediate availability of $14.0 million upon the entry of the Interim DIP Order and the balance of which will be available after entry of the final order by the Court, which has not been obtained at this time. Borrowings under the DIP Credit Facilities are senior secured obligations of the Debtors, secured by superpriority liens on the assets of the Debtors, subject to customary exceptions. The DIP Credit Agreements contain various customary covenants, as well as covenants mandating compliance by the Debtors with a 13-week budget, variance testing, and reporting requirements. The proceeds from the DIP Credit Facilities may be used for, among other things, post-petition working capital, expenses related to the bankruptcy proceedings, payment of court-approved adequate protection obligations, and other court-approved purposes. In addition, the filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s and the other Debtors’ obligations under its then-outstanding debt, including the Revolving Credit Facility, the Term Loan, and the Wynnefield Notes. These debt instruments provide that, as a result of the Bankruptcy Petitions, the principal, interest and any prepayment premiums due thereunder shall immediately become due and payable. Any efforts to enforce payment obligations under these debt instruments are automatically stayed as a result of the Bankruptcy Petitions, and the creditors’ rights of enforcement in respect of the debt are subject to the applicable provisions of the Bankruptcy Code.

Delisting from NYSE American

On July 24, 2023, the Company received written notice from the staff of NYSE Regulation that, as a result of the Cases and in accordance with Section 1003(c)(iii) of the NYSE American Company Guide, NYSE Regulation had determined to commence proceedings to delist the common stock of the Company. Trading of the Company’s common stock on the NYSE American was suspended on July 24, 2023, and the delisting became effective August 11, 2023, 10 days after the NYSE American filed the Form 25 with the SEC. The Company’s common stock is currently quoted on the OTC Pink Market operated by the by OTC Markets Group Inc. under the symbol “WLMSQ.” The Company can provide no assurance that the Company’s common stock will continue to trade on this market, whether broker-dealers will continue to provide public quotes of the Company’s common stock on this market, whether the trading volume of the Company’s common stock will be sufficient to provide for an efficient trading market or whether quotes for the Company’s common stock will continue on this market in the future.

Chief Restructuring Officer

Effective on July 27, 2023, the Company appointed Edward Gavin to serve as the Chief Restructuring Officer (“CRO”) of the Company for such a term and in accordance with the terms and conditions of that certain engagement letter, dated as of July 20, 2023 by and among and the Company and Gavin/Solmonese LLC (the “Engagement Letter”). As further set forth in the Engagement Letter, Mr. Gavin’s authority as CRO includes, in coordination with the Company’s advisors and management, (i) overseeing the administration of the Cases for the Company in Delaware, (ii) representing the Company in Court proceedings as to financial matters that may come before the Court, (iii) monitoring the debtor-in-possession budget and approving all payments, and (iv) managing creditor committees and negotiating as necessary. The appointment of a CRO by the Company was a condition of obtaining the DIP Credit Facilities.

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

The following tables summarize our backlog:

(in thousands)	June 30, 2023	December 31, 2022
Cost plus	$186,158	$291,894
Lump sum	7,487	41,309
Total	$193,645	$333,203

(in thousands)	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Backlog - beginning of period	$234,927	$333,203
New awards	11,053	27,126
Adjustments and cancellations, net	31,008	20,129
Revenue recognized	(83,343)	(186,813)
Backlog - end of period	$193,645	$193,645

Total backlog as of June 30, 2023 was $193.6 million, compared with $333.2 million on December 31, 2022, a decrease of $139.6 million driven by converting several large nuclear projects from backlog to revenue and exiting the transmission and distribution, chemical and water end-markets. At the same time, current backlog also reflects the fact that the Company is pursuing a narrower set of core markets for new business and that the release of public funding under the Inflation Reduction Act and Infrastructure Investment and Jobs Acts into those markets is moving slower than originally anticipated.

We estimate that $68.3 million, or 35.3% of total backlog on June 30, 2023, will be converted to revenue within the next twelve months and $44.6 million, or 23.1% of total backlog, will be converted to revenue within the remainder of the fiscal year. As of December 31, 2022, we estimated that approximately $178.6 million of our year-end backlog would be converted to revenue during 2023. Please refer to “Part I—Item 1. Business” under “Backlog” included in the 2022 Report for additional information.

Results of Operations

The following summary and discussion of our results of operations is based on our continuing operations and excludes any results of our discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Revenue	$83,343	$56,059	$186,813	$125,618
Cost of revenue	87,293	53,778	183,072	117,628
Gross profit (loss)	(3,950)	2,281	3,741	7,990

Selling and marketing expenses	182	402	318	732
General and administrative expenses	5,976	6,294	11,905	12,365
Depreciation and amortization expense	43	46	98	112
Total operating expenses	6,201	6,742	12,321	13,209

Operating loss	(10,151)	(4,461)	(8,580)	(5,219)

Interest expense, net	1,971	1,261	3,764	2,480
Goodwill and intangible impairment expense	47,900	—	47,900	—
Other income, net	(86)	(240)	(147)	(419)
Loss from continuing operations before income tax	(59,936)	(5,482)	(60,097)	(7,280)
Income tax expense (benefit)	(3,162)	(171)	(3,177)	58
Loss from continuing operations	$(56,774)	$(5,311)	$(56,920)	$(7,338)

Revenue for the three months ended June 30, 2023 increased $27.3 million, or 48.6%, compared with the corresponding period in 2022. This was primarily driven by $37.2 million related to a nuclear project, partially offset by a $9.6 million reduction due to exiting the net loss projects related to the energy delivery, water and chemical businesses.

Revenue for the six months ended June 30, 2023 increased $61.2 million, or 48.7%, compared with the corresponding period in 2022. This was primarily driven by a $78.0 million increase related to a nuclear project and a $2.1 million increase in the chemical market. These gains were partially offset by a $5.9 million decrease in the water end market, $5.5 million decrease resulting from exiting the Canadian nuclear market, and a $4.8 million reduction in volume in the Company’s decommissioning market.

Gross profit for the three months ended June 30, 2023, decreased by $6.2 million compared with the corresponding period in 2022. This was primarily driven by our net loss projects related to the energy delivery, water, and chemical end markets.

Gross profit for the six months ended June 30, 2023, decreased by $4.2 million compared with the corresponding period in 2022. This decrease was primarily driven by lower profits on a nuclear project and net loss projects related to the energy delivery, water, and chemical end markets.

Operating loss for the three months ended June 30, 2023 increased by $5.7 million compared with the corresponding in 2022. This increase was primarily driven by net loss projects in the transmission and distribution, water, and chemical businesses. Please refer to the Gross Margin Reconciliation below for additional information.

Operating loss for the six months ended June 30, 2023, also experienced an increase of $3.4 million compared with the corresponding in 2022. This was primarily driven by net loss projects in the transmission and distribution, water, and chemical businesses. Additional information can be found in the Gross Margin Reconciliation below.

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

(in thousands)	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Revenue	$83,343	$186,813
Cost of revenue	87,293	183,072

Gross profit (loss)	(3,950)	3,741
Gross margin	(4.7)%	2.0%

Minus: revenue from transmission and distribution business	(71)	(1,427)
Minus: revenue from Florida lump sum water projects	(2,149)	(8,713)
Minus: revenue from chemical projects	200	(904)
Minus: total revenue deducted	(2,020)	(11,044)

Minus: cost of revenue from transmission and distribution business	(51)	(2,878)
Minus: cost of revenue from the Florida lump sum water projects	(4,962)	(13,472)
Minus: cost of revenue from chemical projects	969	(515)
Minus: total cost of revenue deducted	(4,044)	(16,865)

Adjusted revenue	81,323	175,769
Adjusted cost of revenue	83,249	166,207
Adjusted gross profit (loss)	$(1,926)	$9,562
Adjusted gross profit (loss) margin	(2.4)%	5.4%

On July 20, 2023, WIS made a strategic decision to exit the water projects business in Florida and Texas. This led to the discontinuation of a significant portion of WIS's business and operations in the water projects division. As a result of the exit, the Company made financial adjustments, reducing its contract liability by $3.5 million and revenue by $0.6 million for the three-month and six-month periods ending June 30, 2023. Despite exiting the water projects, the Company will continue to focus on non-union pulp and paper mill maintenance and repair activities under WIS. Additionally, on July 25, 2023, the Company took steps to reject the customer contracts associated with the water projects by filing motions with the Court. The Court will assess these motions at a hearing scheduled for August 17, 2023.

General and Administrative Expenses

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Employee-related expenses	$2,236	$2,673	$4,533	$5,729
Stock-based compensation expense	(614)	608	—	577
Professional fees	1,731	1,293	3,599	2,944
Other expenses	2,623	1,720	3,773	3,115
Total	$5,976	$6,294	$11,905	$12,365

Total general and administrative expenses for the three months ended June 30, 2023, decreased by $0.3 million, representing a decline of 5.1% compared to the corresponding period in 2022. The decrease was primarily attributable to an expense reduction resulting from a stock-based compensation adjustment related to the Chapter 11 Cases. Management's expectations regarding performance objectives were not met, leading to this adjustment, and the Company's stock experienced a drastic devaluation during the period. Additionally, employee-related expenses, including salaries and benefits, decreased, contributing to the overall expense reduction. These expense reductions were partially offset by increases in other expenses, including subscriptions, software, and hardware costs, as well as higher professional fees incurred during the period.

Total general and administrative expenses for the six months ended June 30, 2023, decreased by $0.5 million, representing a decline of 3.7% compared to the corresponding period in 2022. The decrease was primarily driven by a $1.2 million decrease in employee-related expenses, specifically related to salaries and benefits, and a $0.6 million expense reduction resulting from a stock-based compensation adjustment related to the Chapter 11 Cases. Management's expectations regarding performance objectives were not met, leading to this adjustment, and the Company's stock experienced a drastic devaluation. However, these expense reductions were offset by a $1.3 million increase in professional fees and other expenses incurred during the period.

Total Other (Income) Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Interest expense, net	$1,971	$1,261	$3,764	$2,480
Goodwill and intangible impairment expense	47,900	—	47,900	—
Other income, net	(86)	(240)	(147)	(419)
Total	$49,785	$1,021	$51,517	$2,061

Total other expense, net, for the three months ended June 30, 2023 increased $48.8 million compared with the corresponding period in 2022. The increase was driven by a $47.9 million goodwill and intangible asset impairment expense and a $0.7 million increase in interest expense related to our short-term and long-term debt and a $0.2 million decrease in other income.

Total other expense, net, for the six months ended June 30, 2023 increased $49.5 million compared with the corresponding period in 2022. The increase was driven by a $47.9 million goodwill and intangible asset impairment expense, a $1.3 million increase in interest expense related to our short-term and long-term debt and a $0.3 million decrease in other income associated with joint venture income and disposal of equipment.

The goodwill and intangible asset impairment reflects the substantial devaluation of the Company’s overall value and its inability to meet performance objectives due to the challenging financial conditions concluding in filing Chapter 11 Bankruptcy. As a result of the evaluation, we recognized a total impairment loss of $47.9 million, comprising $12.5 million contributing to an intangible asset and $35.4 million contributing to a Goodwill Asset.

Income Tax Expense

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Income tax expense (benefit)	$(3,162)	$(171)	$(3,177)	$58

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

For the three months ended June 30, 2023, the Company recorded income tax benefit from continuing operations of $3.2 million, or 5.3% of pretax loss from continuing operations, compared with income tax benefit from continuing operations of $0.2 million, or 3.1% of pretax loss from continuing operations, in the corresponding period of 2022. For the six months ended June 30, 2023, the Company recorded income tax benefit from continuing operations of $3.2 million, or 5.3% of pretax loss from continuing operations, compared with income tax expense from continuing operations of $0.1 million, or (0.8)% of pretax loss from continuing operations, in the corresponding period of 2022.

The decrease in income tax provision from continuing operations for the three and six months ended June 30, 2023, compared with the corresponding periods in 2022, was primarily related to the $2.4 million income tax benefit due to the reversal of indefinitely lived deferred tax liabilities net of the indefinitely lived deferred tax assets, and the $0.8 million income tax benefit for the release of FIN 48 tax positions, including the interest and penalties, in compliance of the Company’s policy.

Discontinued Operations

See “Note 5—Changes in Business” to the unaudited condensed consolidated financial statements included in this Form 10-Q for information regarding discontinued operations.

Liquidity and Capital Resources

As previously disclosed, on July 22, 2023, the Company, in conjunction with its subsidiaries, filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. These proceedings are being jointly administered under the caption In re Williams Industrial Services Group Inc., et al. Throughout this process, the Debtors will continue their operations as debtors-in-possession in the ordinary course of business, while simultaneously pursuing a structured sale of the Transferred Assets through a competitive bidding and auction process under Section 363 of the Bankruptcy Code.

A pivotal step in our strategic efforts occurred on July 22, 2023, prior to the filing of the Bankruptcy Petitions, as the Company and its subsidiaries entered into a "stalking horse" Purchase Agreement with EnergySolutions. This Purchase Agreement provides for the sale of substantially all of the Sellers' assets related to the Business to EnergySolutions for a cash consideration of $60.0 million, subject to certain specified deductions and adjustments as outlined in the Purchase Agreement. The water and wastewater business, the non-unionized pulp and paper business not included as part of the Business, and the transmission and distribution business associated with WIS are excluded from EnergySolutions' purchase. The Purchase Agreement is subject to Court approval and compliance with agreed-upon bidding procedures under Section 363 of the Bankruptcy Code. Following the anticipated closing of the Purchase Agreement, the remainder of the Company is currently expected to undergo liquidation under Chapter 11 plan or conversion to Chapter 7 of the Bankruptcy Code. The Company cannot provide any assurance that it will be able to successfully complete a sale of the Business or that it will be able to continue to fund its operations throughout the Chapter 11 process.

The Purchase Agreement represents a key part of our liquidity plan to address the challenges we are facing. This plan, as described in "Note 2—Liquidity," outlines a series of strategic measures that have been undertaken to mitigate liquidity concerns and ensure the continuity of our operations. These measures include utilizing DIP loans, exiting underperforming operations, reducing operating expenses, optimizing working capital cycles, and other initiatives aimed at strengthening our financial position pending the sale of the business and the subsequent winding up of our operations.

As the Chapter 11 process continues, our operations remain subject to the inherent uncertainties and risks associated with such proceedings. The outcome of the Chapter 11 Cases may lead to a notable transformation in the composition and extent of our assets and liabilities. Accordingly, the depiction of our operations, properties, liquidity, and capital resources in this Form 10-Q may not fully capture the evolving scenario during the Chapter 11 Cases.

During the first six months of 2023, our liquidity was primarily supported by borrowings under the Revolving Credit Facility, additional borrowings under the Term Loan, issuance of Wynnefield Notes, and working capital management. Moreover, strategic actions were taken, including the amendments to the Revolving Credit Facility and the Term Loan and issuance of the Wynnefield Notes, to navigate liquidity constraints and sustain operations while exploring strategic alternatives. This process culminated in the commencement of the Chapter 11 Cases.

For additional information regarding our liquidity outlook, including the uncertainty regarding our capacity to continue as a going concern pending the closing of the sale of the Business and the ongoing liquidity challenges, please refer to "Note 1—Business and Basis of Presentation" under "Going Concern," "Note 2—Liquidity," and "Note 9—Debt" within the unaudited condensed consolidated financial statements provided in this Form 10-Q.

Net Cash Flows

Our net consolidated cash flows, including cash flows related to discontinued operations, consisted of the following:

	Six Months Ended June 30,
(in thousands)	2023	2022
Cash flows provided by (used in):
Operating activities	$1,032	$(10,263)
Investing activities	235	(438)
Financing activities	(1,717)	8,859
Effect of exchange rate changes on cash	—	16
Net change in cash, cash equivalents and restricted cash	$(450)	$(1,826)

Cash and Cash Equivalents

As of June 30, 2023, our operating unrestricted cash and cash equivalents decreased $0.5 million to $45,582 from $0.5 million as of December 31, 2022. As of June 30, 2023, $32,361 of operating cash was held in U.S. bank accounts and $13,221 was held in Canada. Total liquidity (the sum of unrestricted cash and availability under the Revolving Credit Facility) was $5.8 million at the end of the first half of 2023.

Operating Activities

Cash flows from operating activities result primarily from earnings sources and are affected by changes in operating assets and liabilities, which consist primarily of working capital balances related to our projects. For the six months ended June 30, 2023, cash provided by operating activities increased $11.3 million compared to the corresponding period in 2022. For the six months ended June 30, 2023, cash provided by operating activities totaled $1.0 million, compared to $10.3 million of cash used in operating activities in the corresponding period in 2022. Major components of cash flows provided by operating activities for the six months ended June 30, 2023 were as follows:

Six Months Ended June 30,
(in thousands)	2023
Cash flows provided by (used in):
Net loss	$(56,290)
Net income from discontinued operations	(630)
Deferred income tax benefit	(2,395)
Depreciation and amortization on plant, property and equipment	98
Amortization of deferred financing costs	415
Amortization of debt discount	100
Loss on disposals of property, plant and equipment	86
Bad debt expense	(205)
Stock-based compensation	—
Paid-in-kind interest (1)	883
Impairment expense	47,900
Cash effect of changes in operating assets and liabilities	11,164
Net cash provided by operating activities, continuing operations	1,126
Net cash used in operating activities, discontinued operations	(94)
Net cash provided by operating activities	$1,032

(1)	Paid-in-kind interest is added to the Term Loan principal and will be paid at maturity.

Cash effect of changes in operating assets and liabilities for the six months ended June 30, 2023 included the following (includes foreign currency translation conversion from Canadian dollar to United States dollar):

●	Accounts receivable, excluding credit losses recognized during the period, decreased $10.5 million during the six months ended June 30, 2023, which increased cash flows from operating activities. The variance is primarily attributable to the timing of billings and collections.

●	Contract liabilities, which consisted of billings on uncompleted contracts in excess of costs and estimated earnings, decreased $5.6 million during the six months of June 30, 2023, which decreased cash flows from operating activities. In addition, contract assets, which consisted of costs and estimated earnings in excess of billings on uncompleted contracts, decreased $4.7 million during the first six months of June 30, 2023, which increased cash flows from operating activities. These balances can experience significant fluctuations based on business volume and the timing of when job costs are incurred and the timing of customer billings and payments.

●	Other current assets decreased $2.5 million during the six months ended June 30, 2023, which increased cash flows from operating activities. The variance was primarily due to unamortized commercial insurance premiums, security deposits related to real estate and prepaid expenses related to professional retainers and subscriptions.

●	Accrued and other liabilities and accounts payable decreased $2.4 million during the six months ended June 30, 2023, which decreased cash flows from operating activities. The liabilities and payables were primarily related to a decrease in short-term lease liabilities, accrued job costs and accounts payable, partially offset by an increase in workers compensation, legal and professional fees, and accounts payable.

●	Other long-term assets decreased by $1.5 million during the six months ended June 30, 2023 which increased cash flows from operating activities. The variance was primarily due to decreases in right-of-use lease assets, software subscriptions and debt issuance costs, partially offset by an increase in joint venture earnings.

Investing Activities

Cash flows from investing activities were insignificant for the six months ended June 30, 2023, consistent with the corresponding period in 2022.

Financing Activities

For the six months ended June 30, 2023, net cash used in financing activities was $1.7 million primarily composed of cash used in prepayments exceeding our borrowings under the Revolving Credit Facility by $8.4 million and approximately $0.1 million for payment of statutory taxes related to stock-based compensation. This was partially offset by a $1.0 advancement pursuant to the Term Loan, delayed draw term loans in an aggregate principal amount of $5.0 million and $0.8 million from the Wynnefield Notes.

During the first half of 2022, net cash provided by financing activities of $8.9 million was primarily due to cash provided by our borrowings exceeding our repayments from customers under the Revolving Credit Facility by $9.5 million, partially offset by a $0.5 million payment on our Term Loan and approximately $0.2 million for payment of statutory taxes related to stock-based compensation.

For additional information about our outstanding debt, please refer to “Note 9—Debt” and “Note 15—Subsequent Events” to the unaudited condensed consolidated financial statements included in this Form 10-Q.

Effect of Exchange Rate Changes on Cash

For both the six months ended June 30, 2023 and 2022, the effect of Canadian foreign exchange rate changes on our cash balances was not material.

Liquidity Outlook

As of June 30, 2023, the Company continued to face financial challenges, including liquidity constraints, which raise substantial doubt about its ability to continued as a going concern. The Company's liquidity position has been adversely impacted by cash flow requirements related to specific projects and ongoing operations.

To address these financial challenges and ensure the continuity of its operations pending the sale of the Business, the Company filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code on July 22, 2023. The Company and its subsidiaries will operate as debtors-in-possession under the jurisdiction of the United States Bankruptcy Court for the District of Delaware in accordance with applicable provisions of the Bankruptcy Code and orders of the Court.

In connection with the bankruptcy filing and the Court's entry of the Interim DIP Order on July 25, 2023, the Debtors entered into the DIP Credit Facilities to support their operations during the Chapter 11 process. The Company and certain of its subsidiaries also entered into the “stalking horse” Purchase Agreement with EnergySolutions Nuclear Services, LLC on July 22, 2023, prior to the filing of the Bankruptcy Petitions. The DIP Credit Facilities and the Purchase Agreement are described further elsewhere in this Form 10-Q.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. However, the recent bankruptcy filing and financial challenges raise substantial doubt about the Company’s ability to continue as a going concern for the twelve-month period following the issuance of this Form 10-Q.

The Company is continuing to implement a liquidity improvement plan to address profitability and reduce operating expenses during the course of the Chapter 11 Cases. Steps taken include aggressive cost reductions, improved collection terms with customers, and discontinuing underperforming operations. The Company's plan also includes optimizing cash flow by managing labor payrolls and collections from customers. The Company anticipates it may continue to experience periodic constraints on liquidity due to cash flow requirements of specific projects through the Chapter 11 process and additional financing may be necessary to address potential liquidity shortfalls during the Chapter 11 process. The Company remains focused on implementing its liquidity improvement plan and diligently managing business operations while navigating the Chapter 11 process. The Company's continuation as a going concern is dependent upon successfully managing the Section 363 bidding process and closing on a purchase agreement, securing necessary financing and addressing liquidity challenges during the Chapter 11 process. For additional information, please refer to “Note 2—Liquidity”, “Note 9—Debt” and “Note 15—Subsequent Events” to the unaudited condensed consolidated financial statements included in this Form 10-Q.

The Company has also exited a portion of its underperforming operations within the transmission and distribution market in Florida and completed several underperforming chemical projects in Texas. On July 20, 2023, the Company made a strategic decision to exit the water projects business in Florida and Texas. This led to the discontinuation of a significant portion of WIS's business and operations in the water projects division. This action required the Company to make an adjustment that reduced our contract liability by $3.5 million and reduced revenue by $0.6 million for the three and six month periods ended June 30, 2023 but resulted in the cessation of work that resulted in net losses.

A variety of factors can affect the Company’s short- and long-term liquidity, the impact of which could be material, including, but not limited to: costs relating to the Chapter 11 Cases; the funding of certain of the Company’s previously disclosed underperforming contracts; cash required for funding ongoing operations and projects; matters relating to the Company’s contracts, including contracts billed based on milestones that may require the Company to incur significant expenditures prior to collections from its customers and others that allow for significant upfront billing at the beginning of a project, which temporarily increases liquidity in the near term; the outcome of potential contract disputes, which may be significant; payment collection issues, including those caused by economic slowdowns or other factors which can lead to credit deterioration of the Company’s customers; required interest payments on outstanding debt and operating and finance leases; pension obligations requiring annual contributions to multiemployer pension plans; insurance coverage for contracts that require the Company to indemnify third parties; and issuances of letters of credit.

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

As of June 30, 2023, we had a contingent liability for issued and outstanding standby letters of credit, generally issued to secure performance on customer contracts. As of June 30, 2023, we had $0.5 million of outstanding letters of credit under the Revolving Credit Facility sublimit and $0.4 million of outstanding cash collateralized standby letters of credit pursuant to a prior revolving credit facility with Wells Fargo Bank, National Association, and there were no amounts drawn upon these letters of credit. In addition, as of June 30, 2023, we had outstanding surety bonds of $60.3 million. Our subsidiaries also provide financial guarantees for certain contractual obligations in the ordinary course of business.

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

Item 4.     Controls and Procedures.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company’s management, under the supervision of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Form 10-Q. Solely as a result of the material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective. However, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that, notwithstanding the identified material weaknesses in our internal control over financial reporting, the financial statements in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

The foregoing control deficiencies did not result in a misstatement of the Company’s interim or annual consolidated financial statements. However, these control deficiencies could have resulted in misstatements of interim or annual consolidated financial statements and disclosures that may have been material. Management has concluded that: (1) the Company has implemented changes to address the control deficiency related to the user access as described above, but those changes have not been subjected to testing by our external auditor and thus in the interim will continue to constitute a material weakness; (2) the above control deficiency pertaining to the secondary review of potential loss accruals continues to constitute a material weakness even though the Company has implemented additional procedures to improve the secondary review of potential loss accruals; and (3) in turn, the Company did not maintain effective internal control over financial reporting as of June 30, 2023.

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

Part II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information included under “Litigation and Claims” in “Note 12—Commitments and Contingencies” to the unaudited condensed consolidated financial statements in this Form 10-Q is incorporated by reference into this Item.

Item 1A.	Risk Factors.

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition, and results of operations, and you should carefully consider them. There have not been any material changes to our risk factors from those reported in our 2022 Report other than as set forth below.

We may not be able to continue as a going concern and holders of our common stock could suffer a total loss of their investment.

Substantial doubt exists about the Company’s ability to continue as a going concern. It is likely that our equity securities will be canceled and extinguished in connection with the Chapter 11 Cases, and that the holders thereof would not be entitled to receive, and would not receive or retain, any property or interest in property on account of such equity interests.

Trading in our common stock during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. It is likely that our common stock will be canceled or that holders of such common stock will not receive any distribution with respect to, or be able to recover any portion of, their investments.

It is likely that our equity securities will be canceled, or that holders of such equity will not receive any distribution with respect to, or be able to recover any portion of, their investments. Following the filing of the Chapter 11 Cases, our common stock was delisted from the NYSE American and is now quoted on the OTC Pink Market under the symbol “WLMSQ.” Any trading in our common stock during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our common stock. We urge extreme caution with respect to existing and future investments in our equity and other securities. There is a significant risk that the holders of our common stock will receive no recovery under the Chapter 11 Cases and that our common stock will be worthless.

We are subject to the risks and uncertainties associated with the Chapter 11 Cases.

During the Chapter 11 Cases, we plan to continue our business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. As a consequence of filing the Chapter 11 Cases, we will be subject to the risks and uncertainties associated with bankruptcy. These risks include, but are not limited to, the following:

●	our ability to negotiate and consummate a Chapter 11 plan, including plans to sell certain assets pursuant to Chapter 11 of the Bankruptcy Code, the outcome and timing of such sale, and our ability to satisfy closing and other conditions to such sale;
●	our ability to obtain the Bankruptcy Court’s approval with respect to motions or other requests made to the Bankruptcy Court in the Chapter 11 Cases;
●	our ability to continue funding operations through the Chapter 11 bankruptcy process, and the possibility that we may be unable to obtain any additional funding as needed;
●	our ability to comply with the restrictions imposed by the terms and conditions of the DIP Credit Agreements and other financing arrangements;

●	the possibility that actions and decisions of our creditors and other third parties with interests in the Chapter 11 Cases may be inconsistent with our plans;
●	the high costs of bankruptcy proceedings and related fees, particularly if delays in the Chapter 11 Cases increase fees and costs;
●	objections to our wind down process, the DIP Credit Agreements, or other pleadings filed that could protract the Chapter 11 process;
●	our ability to motivate and retain key employees throughout the Chapter 11 Cases;
●	our ability to maintain contracts that are critical to our operations; and
●	the effects of Chapter 11 on the interests of various constituents and financial stakeholders.

Because of the risks and uncertainties associated with a voluntary filing for relief under Chapter 11 of the Bankruptcy Code and the related proceedings, we cannot accurately predict or quantify the ultimate impact that events that occur during the Chapter 11 Cases may have on ultimate recovery for stakeholders, including creditors. As mentioned above, it is likely that holders of our common stock will not recover any portion of their investments.

If we are not able to obtain confirmation of a plan of reorganization, or if current liquidity is insufficient, we could be required to liquidate under Chapter 7 of the Bankruptcy Code.

If confirmation by the Bankruptcy Court of a plan of reorganization does not occur, or if the Bankruptcy Court otherwise finds that it would be in the best interest of holders of claims and interests or upon the showing of cause, the Bankruptcy Court may convert our Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code.

Our common stock has been delisted from the NYSE American.

Our common stock began trading on the OTC Pink Market under the symbol “WLMSQ” on July 25, 2023. We can provide no assurance that our common stock will continue to trade on this market, whether broker-dealers will provide public quotes of our common stock on this market, whether the trading volume of our common stock will be sufficient to provide for an efficient trading market or whether quotes for our common stock will continue on this market in the future, which could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell our common stock. Furthermore, because of the limited market and generally low volume of trading in our common stock, the price of our common stock could be more likely to be affected by broad market fluctuations, general market conditions, changes in the markets’ perception of our securities, and announcements made by us or third parties with interests in the Chapter 11 Cases.

The pursuit of the Chapter 11 Cases has consumed, and will continue to consume, a substantial portion of the time and attention of our corporate management and will impact how our business is conducted, which may have an adverse effect on our business and results of operations.

The requirements of the Chapter 11 Cases have consumed and will continue to consume a substantial portion of our corporate management’s time and attention and leave them with less time to devote to the operations of our business. This diversion of corporate management’s attention may have a material adverse effect on the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the Chapter 11 Cases are protracted.

We depend on a few highly skilled key employees to navigate the Chapter 11 Cases, and if we are unable to retain, manage, and appropriately compensate them, the outcome of the Chapter 11 Cases could be adversely affected.

Our ability to consummate a successful plan of reorganization is based on the continued service of our senior management team and other key employees, and on our ability to continue to motivate and appropriately compensate key employees. During the pendency of the Chapter 11 Cases, our employees will face considerable distraction and uncertainty, and we may experience increased levels of employee attrition. We may not be able to retain the services of our key employees in the future. If our key employees fail to work together effectively and to execute our plans and strategies, the Chapter 11 Cases could be prolonged or adversely affected.

Item 6.	Exhibits.
Exhibit	Description
2.1

Asset Purchase Agreement, dated as of July 22, 2023, by and among Williams Industrial Services Group Inc., Williams Industrial Services Group, L.L.C., Williams Industrial Services, LLC, Construction & Maintenance Professionals, LLC, WISG Electrical, LLC, Williams Plant Services, LLC, and Williams Specialty Services, LLC, as Sellers, and EnergySolutions Nuclear Services, LLC, as Buyer (filed as Exhibit 2.1 to our Form 8-K filed with the SEC on July 24, 2023 and incorporated herein by reference).**

10.1

Fifth Amendment to Term Loan, Guarantee and Security Agreement, dated as of April 4, 2023, by and among Williams Industrial Services Group Inc., Williams Industrial Services Group, L.L.C., Williams Industrial Services, LLC, Williams Specialty Services, LLC, Williams Plant Services, LLC, Williams Global Services, Inc., and Construction & Maintenance Professionals, LLC, as borrowers, Global Power Professional Services Inc., GPEG, LLC, Steam Enterprises LLC, WISG Canada Ltd., WISG Nuclear Ltd., WISG Electrical Ltd. and WISG Electrical, LLC, as guarantors, and EICF Agent LLC, as agent, and the lenders party thereto (filed as Exhibit 10.6 to our Form 10-Q filed with the SEC on May 17, 2023 and incorporated herein by reference).♦**

10.2

Fee Letter, dated April 4, 2023, by and among Williams Industrial Services Group Inc., Williams Industrial Services Group, L.L.C., Williams Industrial Services, LLC, Williams Specialty Services, LLC, Williams Plant Services, LLC, Williams Global Services, Inc., Construction & Maintenance Professionals, LLC, and WISG Electrical, LLC, as borrowers, Global Power Professional Services Inc., GPEG, LLC, Steam Enterprises LLC, WISG Canada Ltd., WISG Nuclear Ltd. and WISG Electrical Ltd., as guarantors, and PNC Bank, National Association, as agent, and the lenders party thereto (filed as Exhibit 10.9 to our Form 10-Q filed with the SEC on May 17, 2023 and incorporated herein by reference).♦

10.3	Consulting Services Agreement, dated July 1, 2023, by and between Williams Industrial Services Group, L.L.C. and Damien Vassall.♦*
10.4

Superpriority Senior Secured Debtor-in-Possession Revolving Credit and Security Agreement, dated as of July 25, 2023, by and among Williams Industrial Services Group Inc., Williams Industrial Services Group, L.L.C., Williams Industrial Services, LLC, Williams Specialty Services, LLC, Williams Plant Services, LLC, Williams Global Services, Inc., Construction & Maintenance Professionals, LLC, and WISG Electrical, LLC, as borrowers, Global Power Professional Services Inc., GPEG, LLC, Steam Enterprises LLC, WISG Canada Ltd., WISG Nuclear Ltd. and WISG Electrical Ltd., as guarantors, PNC Bank, National Association, as agent, and the lenders party thereto (filed as Exhibit 10.1 to our Form 8-K filed with the SEC on July 28, 2023 and incorporated herein by reference).**

10.5

Superpriority Senior Secured Debtor-in-Possession Term Loan, Guarantee and Security Agreement, dated as of July 25, 2023, by and among Williams Industrial Services Group Inc., as borrower, EICF Agent LLC, as agent, and the other credit parties party thereto (filed as Exhibit 10.2 to our Form 8-K filed with the SEC on July 28, 2023 and incorporated herein by reference).**

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

101

The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended  June 30, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss); (iv) Condensed Consolidated Statements of Stockholders’ Equity; (v) Condensed Consolidated Statements of Cash Flows; and (vi) Notes to Condensed Consolidated Financial Statements.♦

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

WILLIAMS INDUSTRIAL SERVICES GROUP INC.

Date: August 16, 2023	By:	/s/ Randall R. Lay
Randall R. Lay
Executive Vice President, Chief Financial Officer and Chief Operating Officer (Duly authorized officer and principal financial and accounting officer of the registrant)